Form 10-Q
period 1998-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 1998-09-09
CIK 1061219

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to _______________


     Commission file number:  1-14323

                       ENTERPRISE PRODUCTS PARTNERS L.P.


          Delaware                                       76-0568219
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization


                2727 North Loop West, Houston, Texas  77008-1037

                                 (713) 880-6500


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

          The registrant had no publicly traded common units outstanding as of June 30, 1998.


PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
                                                                                                            Page
ENTERPRISE PRODUCTS PARTNERS L.P. UNAUDITED COMBINED FINANCIAL STATEMENTS:
  Combined Balance Sheets, June 30, 1998 and December 31, 1997............................................   1
  Statements of Combined Operations
   for the Three and Six Months Ended June 30, 1998 and 1997..............................................   2
  Statements of Combined Cash Flows
   for the Six Months Ended June 30, 1998 and 1997........................................................   3
  Statements of Combined Equity
   for the Six Months Ended, June 30, 1998 and 1997.......................................................   4
  Notes to Unaudited Combined Financial Statements........................................................ 5-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............9-16

         Signature Page...................................................................................  17

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                            COMBINED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                      ASSETS                                                December 31,  June 30,
                                                                                                1997        1998
                                                                                           ------------------------
CURRENT ASSETS
Cash and cash equivalents, including restricted cash
 of $4,522 in 1997 and $5,734 in 1998                                                          $ 23,463    $ 14,910
Accounts receivable-trade                                                                        76,533      71,728
Inventories                                                                                      18,935      37,950
Prepaid and other current assets                                                                  8,103       7,678
                                                                                           ------------------------
              Total current assets                                                              127,034     132,266
PROPERTY, PLANT AND EQUIPMENT, NET                                                              513,727     508,260
INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED AFFILIATES                                                                       55,875      72,108
OTHER ASSETS                                                                                      1,077       1,983
                                                                                           ------------------------
        TOTAL                                                                                  $697,713    $714,617
                                                                                           ========================
LIABILITIES AND COMBINED EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                           $ 14,903    $ 23,474
Accounts payable--trade                                                                          76,591      42,388
Accrued gas payables                                                                             45,668      69,367
Accrued expenses                                                                                  8,638       3,789
Other current liabilities                                                                        21,544      14,921
                                                                                           ------------------------
            Total current liabilities                                                           167,344     153,939
LONG TERM DEBT                                                                                  215,334     194,589
MINORITY INTEREST                                                                                 3,150       3,301
COMMITMENTS AND CONTINGENCIES
COMBINED EQUITY                                                                                 311,885     362,788
                                                                                           ------------------------
              TOTAL                                                                            $697,713    $714,617
                                                                                           ========================

              See Notes to Unaudited Combined Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                       STATEMENTS OF COMBINED OPERATIONS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                               1997         1998         1997         1998
                                                         ---------------------------------------------------
REVENUES                                                     $245,380     $207,566     $501,032     $398,083
                                                         ---------------------------------------------------
COST AND EXPENSES
Operating costs and expenses                                  227,128      186,784      456,264      368,231
Selling, general and administrative                             5,286        5,857       11,922       11,611
                                                         ---------------------------------------------------
         Total                                                232,414      192,641      468,186      379,842
                                                         ---------------------------------------------------
OPERATING INCOME                                               12,966       14,925       32,846       18,241
                                                         ---------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                               (5,692)      (4,070)     (11,659)     (10,804)
Interest income                                                   185          285          772          560
Equity income in unconsolidated affiliates                      4,839        3,831        7,859        6,653
Other, net                                                         66          428        1,131          430
                                                         ---------------------------------------------------
          Total other income (expense)                           (602)         474       (1,897)      (3,161)
                                                         ---------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                12,364       15,399       30,949       15,080
MINORITY INTEREST                                                (123)        (154)        (309)        (151)
                                                         ---------------------------------------------------
NET INCOME                                                   $ 12,241     $ 15,245     $ 30,640     $ 14,929
                                                         ===================================================

ALLOCATION OF NET INCOME TO:
Limited partner                                              $ 12,119     $ 15,093     $ 30,334     $ 14,780
                                                         ===================================================
General partner                                              $    122     $    152     $    306     $    149
                                                         ===================================================
NET INCOME PER COMMON UNIT (based upon 54,963 common
 units to be issued to Enterprise Products Company
 ("EPCO"))                                                       $.22         $.27         $.55         $.27
                                                         ===================================================



              See Notes to Unaudited Combined Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                       STATEMENTS OF COMBINED CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                        1997                    1998
                                                                                  -------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $ 30,640                 $ 14,929
Adjustments to reconcile net income to cash flows used for operating activities:
 Minority Interest                                                                         309                      151
 Depreciation and amortization                                                           8,756                    9,403
 Equity in income of unconsolidated affiliates                                          (7,859)                  (6,653)
 Gain on sale of assets                                                                                            (252)
 Net effect of changes in operating accounts                                           (65,317)                 (36,667)
                                                                                  -------------------------------------
Operating activities cash flows                                                        (33,471)                 (19,089)
                                                                                  -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                   (20,658)                  (7,388)
Proceeds from sale of assets                                                                                      3,704
Unconsolidated affiliates:
 Investments in and advances to                                                            687                  (14,471)
 Distributions received                                                                  3,120                    4,891
                                                                                  -------------------------------------
Investing activities cash flows                                                        (16,851)                 (13,264)
                                                                                  -------------------------------------
FINANCING ACTIVITIES
Long-term debt repayments                                                              (14,009)                 (12,174)
Net increase in restricted cash                                                           (563)                  (1,212)
                                                                                  -------------------------------------
Financing activities cash flows                                                        (14,572)                 (13,386)
                                                                                  -------------------------------------
CASH CONTRIBUTIONS FROM PARENT                                                          47,062                   35,974
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (17,832)                  (9,765)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                    24,978                   18,941
                                                                                  -------------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30,
(Excluding restricted cash of $3,914 in 1997 and $5,734 in 1998)                      $  7,146                 $  9,176
                                                                                  =====================================


              See Notes to Unaudited Combined Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                         STATEMENTS OF COMBINED EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                    LIMITED                   GENERAL
                                                                     PARTNER                   PARTNER                TOTAL
                                                                 -------------------------------------------------------------
Combined Equity, December 31, 1996                                    $263,361                  $2,660                $266,021
     Net Income                                                         30,334                     306                  30,640
     Cash contribution from parent                                      46,588                     471                  47,059
                                                                 -------------------------------------------------------------
Combined Equity, June 30, 1997                                        $340,283                  $3,437                $343,720
                                                                 =============================================================

Combined Equity, December 31, 1997                                    $308,766                  $3,119                $311,885
     Net Income                                                         14,780                     149                  14,929
     Cash contribution from parent                                      35,614                     360                  35,974
                                                                 -------------------------------------------------------------
Combined Equity, June 30, 1998                                        $359,160                  $3,628                $362,788
                                                                 =============================================================


              See Notes to Unaudited Combined Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                     Notes to Combined Financial Statements
                                  (Unaudited)

1.  GENERAL

In the opinion of Enterprise Products Partners L.P. (the "Company"), the accompanying unaudited combined financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's combined financial position as of June 30, 1998 and its combined results of operations and cash flows for the six months periods ending June 30, 1998 and 1997. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited combined financial statements should be read in conjunction with the combined financial statements and the notes thereto included in the Company's Registration Statement No. 333-52537 under the Securities Act of 1933 (as amended) on Form S-1 ("Form S-1") dated July 21, 1998.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented in the tabulations within the notes to the combined financial statements are stated in thousands of dollars, unless otherwise indicated.


2. INVESTMENT IN UNCONSOLIDATED AFFILIATES

At June 30, 1998, the Company's unconsolidated affiliates accounted for by the equity method included a 33 1/3% economic interest in Belvieu Environmental Fuels ("BEF") which owns an MTBE production facility and a 49% economic interest in Mont Belvieu Associates which owns a 50% interest in an NGL fractionation facility. Also included in investments are construction costs related to an approximately 27% economic interest in Baton Rouge Fractionators, LLC which is building an NGL fractionation facility scheduled to begin production during the first quarter of 1999.

Following is a summary of the Company's investments in and advances to and equity in income of unconsolidated affiliates:



                                                                                    AT DECEMBER             AT JUNE
                                                                                     31, 1997               30, 1998
                                                                                  ----------------------------------
Investments in and advances to unconsolidated affiliates:
     BEF................................................................            $  41,278              $  46,754
     Mont Belvieu Associates............................................               11,963                 11,035
     Baton Rouge Fractionators, LLC.....................................                2,634                 10,686
     Other..............................................................                 ----                  3,633
                                                                                  ----------------------------------
                     Total..............................................            $  55,875              $  72,108
                                                                                  ==================================

                                                                 FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                     ENDED JUNE 30                        ENDED JUNE 30
                                                                  1997             1998               1997             1998
                                                              ---------         ---------           --------          --------
Equity in income of unconsolidated affiliates:
     BEF.............................................            $3,139            $2,381             $4,805            $3,254
     Mont Belvieu Associates.........................             1,700             1,494              3,054             3,443
     Other...........................................               ---               (44)               ---               (44)
                                                                 ------            ------             ------            ------
             Total...................................            $4,839            $3,831             $7,859            $6,653
                                                                 ======            ======             ======            ======


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:


                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       1997                   1998
                                                                                 ------------------------------------
(Increase) decrease in:
Accounts and notes receivable--trade                                                $  8,360                $  4,805
Inventories                                                                          (12,381)                (19,015)
Prepaid expenses and other current assets                                              1,528                     425
Other assets                                                                             708                    (906)
Increase (decrease) in:
Accounts payable--trade                                                              (29,076)                (34,203)
Accrued gas payable                                                                  (30,753)                 23,699
Accrued expenses                                                                      (7,788)                 (4,849)
Other current liabilities                                                              4,085                  (6,623)
                                                                                 ------------------------------------
Net effect of changes in operating accounts                                         $(65,317)               $(36,667)
                                                                                 ====================================

4. RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Statements of Financials Standards ("SFAS") include the following:
(effective for fiscal years beginning after December 15, 1997) SFAS 130, Reporting of Comprehensive Income, SFAS 131, Disclosure about Segments of an Enterprise and Related Information and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits and (effective for all fiscal quarters of fiscal years beginning after Jun 15, 1999) SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Management is currently studying these SFAS items for possible impact on the combined financial statements; however, based upon its preliminary assessment of the SFASs, management believes that they will not have a significant impact on the Company's financial statements. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). For years beginning after December 15, 1998, SOP 98-5 generally requires that all start-up costs of a business activity be charged to expense as incurred and any start-up costs previously deferred should be written-off as a cumulative effect of a change in accounting principle. Management is currently studying SOP 98-5 for its possible impact on the combined financial statements. Based upon its preliminary assessment of SOP 98-5, management believes that SOP 98-5 will not have a material impact on the combined financial statements except for a $4.5 million non-cash write-off at January 1, 1999 of the unamortized balances of deferred start-up costs of BEF, in which the Company owns a 33 1/3% economic interest. Such a write-off would cause a $1.5 million reduction in the equity in income of unconsolidated affiliates for 1999 and a corresponding reduction in the Company's investment in unconsolidated affiliates.


5.  SUBSEQUENT EVENTS

CAPITAL STRUCTURE

Pursuant to the filing of Form S-1 mentioned in Note 1 above, effective on July 27, 1998, the Company sold to the public 12,000,000 Common Units at $22 per unit receiving $247,200,000 after underwriting commissions of $16,800,000. Units outstanding after the sale were 45,552,915 Common Units and 21,409,870 Subordinated Units representing an aggregate 66.7% and 31.3% limited partner interest in the Company, respectively. The remaining 2% partner interest is held by Enterprise Products GP, LLC, the general partner. Public holders own in the aggregate a 17.6% limited partner interest in the Company.

The Company intends, to the extent there is sufficient Available Cash from Operations to distribute to each holder of Common Units at least the Minimum Quarterly Distribution ("MQD") of $.45 per Common Unit per quarter. On a pro rata basis, the first MQD will be $.32 per Common Unit to be paid within 45 days after the quarter ending September 30, 1998. The MQD is not guaranteed and is subject to adjustment as described in the registration statement.

Distributions on Subordinated Units are regulated by various provisions of the Partnership Agreement which, among other conditions and providing that certain tests are met, permit the early conversion of 25%, 25% and 50% of the Subordinated Units to Common Units on any quarter ending on or after June 30, 2001, 2002 and 2003 respectively.

LONG TERM DEBT

On July 31, 1998, the Company entered into a $200 million revolving credit agreement (the "Revolver") with a bank syndicate. The Revolver is due on July 31, 2000 and bears interest at various rates based upon the bank's prime rate, three months certificate of deposit rate, as defined, federal funds effective rate or a Eurodollar rate. The Company elects the basis for the interest rate at the time of each borrowing. As of July 31, 1998, the Company had outstanding $50 million under the Revolver.

REPAYMENT OF LONG TERM DEBT

On July 31, 1998, certain proceeds from the sale of Common Units and funds from the Revolver mentioned above, were used to retire all of the existing long term debt. As a result of this early extinguishment of debt, the Company incurred $27.1 million in "make whole payments" which will be presented as an extraordinary item in the financial statements for the nine months ending September 30, 1998.

PRO FORMA INFORMATION

The following pro forma information gives effect (as of January 1, 1997) to the above described public offering and the related use of proceeds from the offering and other borrowings that were described in the offering document. The principal transactions include: (a) elimination of interest expense due to the repayment of the debt assumed from EPCO; (b) accrual of interest income due to the purchase of a participation interest in bank notes of its unconsolidated affiliates; (c) accrual of interest expense for the $50 million of borrowings under the Revolver; and (d) the reduction of general and administrative expenses as a result of the EPCO Agreement to provide such services at a fixed rate (amounts in thousands, except for per unit amounts):

                                                        FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                           ENDED JUNE 30                        ENDED JUNE 30
                                                       1997              1998              1997              1998
                                                     ---------         ---------          --------         --------
Income from Continuing Operations                      $20,975           $22,456           $49,521          $31,829
Allocation of income from
   continuing operations to:
   Limited Partners                                    $20,765           $22,231           $49,026          $31,511
   General Partners                                    $   210           $   225           $   495          $   318
Net income per common unit (based
   upon 66,963 units outstanding after the offering)   $   .31           $   .33           $   .73          $   .47


The above pro forma income from continuing operations (and related allocation to partners and per unit amounts) for all periods presented do not include a pro forma adjustment for the $27.1 million ($0.40 per unit) loss recognized as of July 31, 1998 for the early extinguishment of debt that was assumed from EPCO. Such loss, in accordance with generally accepted accounting principles, will be reported as an extraordinary loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 1998 AND 1997

   The following discussion and analysis should be read in conjunction with the unaudited combined financial statements and notes thereto of Enterprise Products Partners L.P. included elsewhere herein.

GENERAL

   The Company is a leading integrated provider of processing and transportation services to producers of natural gas liquids ("NGLs") and consumers of NGL products. The Company (i) fractionates mixed NGLs produced as by-products of oil and natural gas production into their component products: ethane, propane, isobutane, normal butane and natural gasoline; (ii) converts normal butane to isobutane through the process of isomerization; (iii) produces MTBE from isobutane and methanol; and (iv) transports NGL products to end users by pipeline and railcar. The Company also separates high purity propylene from refinery-sourced propane/propylene mix and transports high purity propylene to plastics manufacturers by pipeline. Products processed by the Company generally are used as feedstocks in petrochemical manufacturing, in the production of motor gasoline and as fuel for residential and commercial heating.

   The Company's processing operations are concentrated at Mont Belvieu, Texas. The facilities operated by the Company include (i) one of the largest NGL fractionation facilities in the United States with an average production capacity of 210,000 barrels per day; (ii) the largest butane isomerization complex in the United States with an average production capacity of 116,000 barrels per day; (iii) one of the largest MTBE production facilities in the United States with an average production capacity of 14,800 barrels per day; and
(iv) two propylene fractionation units with an average combined production capacity of 30,000 barrels per day. The Company owns all of the assets at its Mont Belvieu facility except for the fractionation facility, in which it owns a 37.0% economic interest; one of the propylene fractionation units, in which it owns a 54.6% interest and leases the remaining interest; the MTBE plant, in which it owns a 33 1/3% economic interest; and one of its three isomerization units and one deisobutanizer tower which are held under long-term leases with purchase options. The Company owns and operates a network of approximately 500 miles of pipelines along the Gulf Coast and a fractionation facility in Petal, Mississippi with a capacity of 7,000 barrels per day. The Company also leases and operates one of only two commercial NGL import/export terminals on the Gulf Coast. As an integral part of providing processing and transportation services, the Company also owns and operates NGL storage wells with approximately 35 million barrels of capacity.

 NGL Fractionation

   The profitability of this business unit depends on the volume of mixed NGLs that the Company processes for its toll customers and the level of toll processing fees charged to its customers. The most significant variable cost of fractionation is the cost of energy required to operate the units and to heat the mixed NGLs to effect separation of the NGL products. The Company is able to reduce its energy costs by capturing excess heat and re-using it in its operations. Additionally, the Company's NGL fractionation processing contracts typically contain escalation provisions for cost increases resulting from increased variable costs, including energy costs. The Company's interest in the operations of its NGL fractionation facilities at Mont Belvieu consists of a directly-owned 12.5% undivided interest and a 49.0% economic interest in Mont Belvieu Associates, which in turn owns a 50.0% undivided interest in such facilities. The Company's 12.5% interest is recorded as part of revenues and expenses, and its effective 24.5% economic interest is recorded as an equity investment in an unconsolidated subsidiary.

 Isomerization

   The profitability of this business unit depends on the volume of normal butane that the Company isomerizes into isobutane for its toll processing customers, the level of toll processing fees charged to its customers and the margins generated from selling isobutane to merchant customers.

The Company's toll processing customers pay the Company a fee for isomerizing their normal butane into isobutane. In addition, the Company sells isobutane which it obtains by isomerizing normal butane into isobutane, fractionating mixed butane into isobutane and normal butane or purchasing isobutane in the spot market. The Company determines the optimal sources for isobutane to meet sales obligations based on current and expected market prices for isobutane and normal butane, volumes of mixed butane held in inventory and estimated costs of isomerization and mixed butane fractionation.

   The Company purchases most of its imported mixed butane between the months of February and October. During these months, the Company is able to purchase imported mixed butanes at prices that are often at a discount to posted market prices. Because of its storage capacity, the Company is able to store these imports until the summer months when the spread between isobutane and normal butane typically widens or until winter months when the prices of isobutane and normal butane typically rise. Should this spread not materialize, or in the event absolute prices decline, margins generated from selling isobutane to merchant customers may be negatively affected.

 Propylene Fractionation

   The profitability of this business unit depends on the volumes of refinery-sourced propane/propylene mix that the Company processes for its toll customers, the level of toll processing fees charged to its customers and the margins associated with buying refinery-sourced propane/propylene mix and selling high purity propylene to meet sales contracts with non-tolling customers.

 Pipelines

   The Company operates both interstate and intrastate NGL product and propylene pipelines. The Company's interstate pipelines are common carriers and must provide service to any shipper who requests transportation services at rates regulated by the Federal Energy Regulatory Commission ("FERC"). One of the Company's intrastate pipelines is a common carrier regulated by the State of Louisiana. The profitability of this business unit is primarily dependent on pipeline throughput volumes.

 Belvieu Environmental Fuels

   The Company owns a 33 1/3% economic interest in BEF, which owns the MTBE production facility that is operated by the Company and located at its Mont Belvieu complex. The Company's interest in BEF is accounted for using the equity method. Sun and Mitchell Energy each own a 33 1/3% interest in BEF, and Sun has entered into a contract with BEF under which Sun is required to take all of BEF's production of MTBE through May 2005. Under the terms of its agreement with BEF, through May 2000, Sun will pay the higher of a floor price (approximately $0.83 per gallon at June 30, 1998) or a market-based price for the first 193,450,000 gallons per contract year of production (equivalent to approximately 12,600 barrels per day) from the BEF facility, subject to quarterly adjustments on certain excess volumes. Sun will pay a market-based price for volumes produced in excess of 193,450,000 gallons per contract year. Since the contract year begins on June 1, if the facility produces at full capacity during the year, it will reach 193,450,000 gallons of production near the end of March, and sales thereafter through the end of May will be at market-based prices. Generally, the price charged by BEF to Sun for the MTBE has been above the spot market price for MTBE. During the six month period ended June 30, 1998, and the second quarter of 1998, the average Gulf Coast spot market price for MTBE was $0.67 and $0.66 per gallon, respectively.

   Beginning in June 2000, pricing on all volumes will convert to market-based rates. The price of MTBE is affected by the demand for MTBE as an oxygenation additive for gasoline and the cost of its principal feedstocks (isobutane and methanol).

 Prepayment Penalties on Extinguishment of Debt

   The Company will incur a $27.1 million extraordinary loss during the third quarter of 1998 in connection with the early extinguishment of debt assumed from EPCO in connection with the Company's initial public offering of Common Units. The extraordinary loss is equal to remaining unamortized debt origination costs associated with such debt and make-whole premiums payable in connection with the repayment of such debt. The actual prepayment penalties on the early extinguishment of debt that the Company incurred was approximately $6.0 million greater than originally estimated by the Company. Under terms of the debt agreements, the make-whole payments were based upon the current effective interest rate for US Treasury notes with similar maturity as the debt obligation being repaid. The difference between the original amount estimated by the Company and the actual prepayment penalties paid is primarily due to the rapid decrease in the interest rate for US Treasury notes from the period that the Company originally estimated the penalties to the date that the debt was actually repaid.

RESULTS OF OPERATIONS

   The Company's operating margins by business unit for the three month periods ended June 30, 1997 and June 30, 1998, and six month periods ended June 30, 1997 and June 30, 1998, were as follows:

                                           THREE MONTHS            THREE MONTHS            SIX MONTHS         SIX MONTHS
                                              ENDED                    ENDED                  ENDED              ENDED
                                           JUNE 30, 1997            JUNE 30, 1998         JUNE 30, 1997     JUNE 30, 1998
                                           ------------            --------------        --------------     -------------
                                                                            (IN THOUSANDS)
Operating Margin:
     NGL Fractionation                          $   757                $   697               $ 1,304              $ 1,538
     Isomerization                                7,261                 10,808                24,069               13,462
     Propylene Fractionation                      5,873                  2,454                 9,922                4,466
     Pipeline                                     2,367                  3,772                 5,475                7,047
     Storage and Other Plants                     1,994                  3,051                 3,998                3,339
                                                -------                -------               -------              -------
 Total                                          $18,252                $20,782               $44,768              $29,852
                                                =======                =======               =======              =======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

 Revenues; Costs and Expenses

   The Company's revenues decreased by 15.4% to $207.6 million in the second quarter of 1998 from $245.4 million in the second quarter of 1997. The Company's costs and operating expenses decreased by 17.7% to $186.8 million in the second quarter of 1998 from $227.1 million for the same period of 1997. Operating margin increased by 13.7% to $20.8 million from $18.3 million from period to period, primarily reflecting increased operating margins in isomerization.

   NGL Fractionation. The Company's operating margin for NGL fractionation decreased by 12.5% to $0.7 million in the second quarter of 1998 from $0.8 million in the second quarter of 1997. The decrease in NGL fractionation margin was due to increased operating expenses during the second quarter of 1998, partially offset by increased processing fees as a result of increased volumes. Average daily fractionation volumes increased from 195,171 barrels per day to 205,404 barrels per day from quarter to quarter, primarily as a result of increased volumes from a joint owner's new gas processing plant which began operations in February, 1998.

   Isomerization. The Company's operating margin for isomerization increased by 47.9% to $10.8 million in the second quarter of 1998 from $7.3 million in the second quarter of 1997. The increase in isomerization operating margins was mainly due to increased processing fees from increased utilization of the deisobutanizer units as a result of an increase in the volume of imported mixed butanes.

   Propylene Fractionation. The Company's operating margin for propylene fractionation decreased by 57.6% to $2.5 million in the second quarter of 1998 from $5.9 million in the second quarter of 1997. The decrease in propylene margins resulted from lower prices for high purity propylene during the second quarter of 1998 which in turn reflected lower polypropylene prices. The decrease in margins also reflected losses taken on the sale of excess quantities of refinery grade propane/propylene mix during the second quarter of 1998.

   Pipeline. The Company's operating margin for pipeline operations increased by 58.3% to $3.8 million from $2.4 million from quarter to quarter, reflecting a 35.7% increase in throughput volume.


Selling, General and Administrative Expenses.

   Selling, general and administrative expenses increased by 11.3% to $5.9 million in the second quarter of 1998 from $5.3 million in the second quarter of 1997.

 Interest Expense

   Interest expense was $4.1 million in the second quarter of 1998 and $5.7 million in the second quarter of 1997, primarily due to reductions in outstanding term debt.

 Equity Income of Unconsolidated Affiliates

   Equity income of unconsolidated affiliates decreased by 20.8% to $3.8 million in the second quarter of 1998 from $4.8 million in the second quarter of 1997. Equity income of unconsolidated affiliates includes the Company's interests in BEF and Mont Belvieu Associates. Equity income in BEF declined by 22.6% to $2.4 million from $3.1 million quarter to quarter due to lower MTBE sales prices at the end of the contract year. Equity income of Mont Belvieu Associates decreased by 11.8% to $1.5 million in the second quarter of 1998 from $1.7 million in the second quarter of 1997 because of the decrease in NGL fractionation margins as described above.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

 Revenues; Costs and Expenses

   The Company's revenues decreased by 20.5% to $398.1 million in 1998 compared to $501.0 million in 1997. The Company's costs and operating expenses decreased by 19.3% to $368.2 million in 1998 compared to $456.3 million in 1997.
Operating margin decreased by 33.1% to $29.9 million in 1998 from $44.7 million in 1997.

   NGL Fractionation. The Company's operating margin for NGL fractionation increased by 15.4% to $1.5 million in 1998 from $1.3 million in 1997. Average daily fractionation volumes increased from 182,527 barrels per day to 206,410 barrels per day from period to period, primarily as a result of increased volumes from joint owner's new gas processing plant which began operations during February 1998.

   Isomerization. The Company's operating margin for isomerization decreased by 44.0% to $13.5 million in 1998 from $24.1 million in 1997. The Company's margins were negatively impacted as a result of lower isobutane prices from period to period and a lower average spread between isobutane and normal butane prices. Isobutane prices were unusually high in the first half of 1997. In addition, demand for isobutane declined by approximately 15,000 barrels per day for approximately one month during the first half of 1998 due to a turnaround at the BEF MTBE facility. The BEF facility is scheduled for a turnaround approximately every 12 to 15 months. The decrease in isomerization operating margins was partially offset by increased processing fees from increased utilization of the deisobutanizer units as a result of an increase in the volume of imported mixed butanes.

   Propylene Fractionation. The Company's operating margin for propylene fractionation decreased by 54.5% to $4.5 million in 1998 from $9.9 million in 1997. Propylene fractionation operating margins were positively affected by an increase in volumes due to the start up of the Company's second propylene fractionation unit in April 1997. However, this increase in volume was offset by price decreases for high purity propylene in the first half of 1998, which reflected weaker prices for polypropylene, compared to slight price increases for high purity propylene in the first half of 1997.

   Pipeline. The Company's operating margin for pipeline operations increased by 27.3% to $7.0 million in 1998 from $5.5 million in 1997, reflecting a 23.4% increase in throughput volume.

 Selling, General and Administrative Expenses

   Selling, general and administrative expenses decreased by $0.3 million to $11.6 million in 1998 from $11.9 million in 1997. This decrease was primarily due to the reduction of employee stock appreciation rights outstanding from period to period.

 Interest Expense

   Interest expense was $10.8 million in 1998 and $11.7 million in 1997. The $0.9 million decrease was due to a decrease in the average debt outstanding to $224.2 million in the first half of 1998 from $248.6 million in the first half of 1997.

 Equity Income of Unconsolidated Affiliates

   Equity income of unconsolidated affiliates decreased by 15.2% to $6.7 million in the first half of 1998 from $7.9 million in the first half of 1997. Equity income of unconsolidated affiliates includes the Company's interest in BEF and Mont Belvieu Associates. Equity income in BEF declined by 31.3% to $3.3 million from $4.8 million period to period as a result of the turnaround of the BEF facility and decreased MTBE contractual sales pricings described above. Equity income of Mont Belvieu Associates increased by 9.7% to $3.4 million in the first half of 1998 from $3.1 million in the first half of 1997 because of the increase in NGL fractionation volume described above.


FINANCIAL CONDITION AND LIQUIDITY

 General

   The Company's primary cash requirements, in addition to normal operating expenses, are debt service, maintenance capital expenditures, expansion capital expenditures, and quarterly distributions to partnership unitholders. The Company expects to fund future cash distributions and maintenance capital expenditures with cash flows from operating activities. Expansion capital expenditures for current projects are expected to be funded with cash proceeds from the Company's initial public offering and borrowings under the revolving bank credit facility described below while capital expenditures for future expansion activities are expected to be funded with cash flows from operating activities and borrowings under the revolving bank credit facility.

   Cash flows from operating activities were a $19.1 million outflow for the first six months of 1998 as compared to a $33.5 million outflow for the comparable period of 1997. Cash flows from operating activities are affected primarily by net income, depreciation and amortization, equity income of unconsolidated affiliates and changes in working capital. Depreciation and amortization increased by $0.6 million for the first six months of 1998 as a result of capital expenditures in 1997. The net effect of changes in operating accounts from period to period is generally the result of timing of NGL sales and purchases near the end of the period.

   Cash flows from financing activities were a $13.4 million outflow for the first six months of 1998 and a $14.6 million outflow for the comparable period of 1997. Cash flows from financing activities were affected primarily by repayments of long-term debt.

   Cash outflows from investing activities were $13.3 million for the first six months of 1998 and $16.9 million for the comparable period of 1997. Cash outflows were primarily capital expenditures which aggregated $7.4 million (including approximately $3.5 million of maintenance capital expenditures) for this period in 1998 and $20.7 million for this period in 1997. Investing cash outflows also included $7.7 million in advances to unconsolidated affiliates resulting from normal operating timing differences and $6.7 million in contributions primarily used for construction projects of the unconsolidated affiliates during the first six months of 1998.


Future Capital Expenditures

   The Company currently estimates that its share of remaining expenditures for current capital projects will be approximately $36.9 million. The major portion of these expenditures will be for construction of new joint venture projects in Louisiana which will be recorded as additional investments in unconsolidated subsidiaries. The Company expects to finance these expenditures out of operating cash flows, the proceeds from its initial public offering and borrowings under its bank credit facility.

 Distributions from Unconsolidated Affiliates; Loan Participations

   Distributions to the Company from Mont Belvieu Associates were $3.5 million for the first six months of 1998 and $3.1 million for the comparable period of 1997. Distributions from BEF for the first six months of 1998 were $1.4 million. Prior to the first quarter of 1998, BEF was prohibited under the terms of its bank indebtedness from making distributions to its owners. These restrictions lapsed during the first quarter of 1998 as a result of BEF having repaid 50% of the principal on such indebtedness, and the Company received its first distribution from BEF in April 1998.

   In connection with its initial public offering, the Company purchased participation interests in a bank loan to Mont Belvieu Associates and a bank loan to BEF. The Company acquired an approximate $7.7 million participation interest in the bank debt of Mont Belvieu Associates, which bears interest at a floating rate per annum of LIBOR plus 0.75% and matures on December 31, 2001. The Company will receive monthly principal payments, aggregating approximately $1.7 million per year, plus interest from Mont Belvieu Associates during the term of the loan. The Company will receive a final payment of principal of $1.8 million upon maturity. The Company acquired an approximate $26.1 million participation interest in a bank loan to BEF, which bears interest at a floating rate per annum of LIBOR plus 0.875% and matures on May 31, 2000. The Company will receive quarterly principal payments of approximately $3.3 million plus interest from BEF during the term of the loan.

 Bank Credit Facility

   In connection with its initial public offering, the Company entered into a $200.0 million bank credit facility that includes a $50.0 million working capital facility and a $150.0 million revolving term loan facility. The $150.0 million revolving term loan facility includes a sublimit of $30.0 million for letters of credit. In connection with the closing of this offering, the Company borrowed $50.0 million under the revolving term loan facility.

   The Company's obligations under the bank credit facility are unsecured general obligations and are non-recourse to the General Partner. Borrowings under the bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The bank credit facility will expire after two years and all amounts borrowed thereunder shall be due and payable on such date. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year.

   The credit agreement relating to the facility contains a prohibition on distributions on, or purchases or redemptions of, Units if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $257,000,000 plus 75% of the net cash proceeds from the sale of equity securities of the Company that are contributed to the Operating Partnership, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to

Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.50 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 2.25 to 1.0.

A "Change of Control" constitutes an Event of Default under the bank credit facility. A Change of Control includes any of the following events: (i) Dan Duncan (and certain affiliates) cease to own (a) at least 51% (on a fully converted, fully diluted basis) of the economic interest in the capital stock of EPCO or (b) an aggregate number of shares of capital stock of EPCO sufficient to elect a majority of the board of directors of EPCO; (ii) EPCO ceases to own, through a wholly owned subsidiary, at least 95% of the outstanding membership interest in the General Partner and at least 51% of the outstanding Common Units; (iii) any person or group beneficially owns more than 20% of the outstanding Common Units; (iv) the General Partner ceases to be the general partner of the Company or the Operating Partnership; or (v) the Company ceases to be the sole limited partner of the Operating Partnership.


YEAR 2000 ISSUES

   The year 2000 issues are related to data processing programs that have date-sensitive information and that use two digits (rather than four) to define the applicable year. Any program and hardware that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in miscalculations or system failure.

   Management believes that it has identified all significant areas in which year 2000 issues may arise within its data processing and other systems and has developed a comprehensive plan to test these areas and address such issues. Management expects that most of the coding corrections for the year 2000 problems will be completed during 1998 and that most of the critical systems will be corrected by January 1, 1999. Although management is reasonably satisfied that it will be able to resolve its internal year 2000 issues, it cannot be assured that its customers and vendors will adequately address their year 2000 issues. Management is currently assessing what impact year 2000 issues might have on its significant customers and vendors. Total costs to correct year 2000 issues are not expected to be significant.

   If the Company, its customers or vendors are unable to resolve such processing issues, it could result in a material financial risk. Accordingly, management will continue to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ACCOUNTING STANDARDS

   Recent Statements of Financial Account Standards ("SFAS") include the following: (effective for fiscal years beginning after December 15, 1997) SFAS 130, Reporting of Comprehensive Income, SFAS 131, Disclosure about Segments of an Enterprise and Related Information, and SFAS 132, Employers' Disclosure about Pensions and Other Postretirement Benefits and (effective for all fiscal quarters of fiscal years beginning after June 15, 1999) SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Management is currently studying these SFAS items for possible impact on the combined financial statements; however, based upon its preliminary assessment of the SFAS, management believes that they will not have a significant impact on the Company's financial statements. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). For years beginning after December 15, 1998, SOP 98-5 generally requires that all start-up costs of a business activity be charged to expense as incurred and any start-up cost previously deferred should be written-off as a cumulative effect of a change in accounting principle. Management is currently studying SOP 98-5 for its possible impact on the combined financial statements. Based upon its preliminary assessment of SOP 98-5, management believes that SOP-5 will not have a material impact on the combined financial statements except for a $4.5 million non-cash write off at January 1, 1999 of the unamortized balance of deferred start-up costs of BEF, an unconsolidated affiliate, in which the Company owns a 33 1/3% economic interest. Such a write-off would cause a $1.5 million reduction in the equity in income of unconsolidated affiliates for 1999 and a corresponding reduction in the Company's investment in unconsolidated affiliates.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

   The Company is exposed to certain market risks which are inherent in financial instruments it issues in the normal course of business. The Company may, but generally does not, enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes. At December 31, 1997 and June 30, 1998, the Company had no derivative instruments in place to cover any potential interest rate, foreign currency or other financial instrument risk.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENTERPRISE PRODUCTS PARTNERS L.P.
                                        (A Delaware Limited Partnership)

                                        By:  Enterprise Products GP, LLC
                                             as General Partner


Date: September 8, 1998                 By: /s/ Gary L. Miller
                                           --------------------------------
                                           Gary L. Miller
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer