Form 10-Q
period 1998-09-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 1998-11-12
CIK 1061219

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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

          The registrant had 12,000,000 publicly traded common units outstanding as of September 30, 1998.


PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
                                                                                                           Page
ENTERPRISE PRODUCTS PARTNERS L.P. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets, September 30, 1998 and December 31, 1997                                      1

  Statements of Consolidated Operations
    for the Three and Nine Months Ended September 30, 1998 and 1997                                          2

  Statement of Consolidated Cash Flows
    for the Nine Months Ended September 30, 1998 and 1997                                                    3

  Notes to Unaudited Consolidated Financial Statements                                                     4-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8-15

      Signature Page                                                                                        16


                         PART I. FINANCIAL INFORMATION
                          ITEM 1. Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                          CONSOLIDATED BALANCE SHEETS
                            (Amounts  in thousands)

                           ASSETS                                                     September 30,
                                                                 December 31,             1998
                                                                    1997               (Unaudited)
                                                                -----------------------------------
CURRENT ASSETS
   Cash and cash equivalents, including restricted
    cash of $4,522 in 1997                                        $ 23,463                 $ 10,992
   Accounts receivable-trade                                        76,533                   56,654
   Inventories                                                      18,935                   60,920
   Current maturities of notes receivable from
    unconsolidated affiliates                                                                14,737
   Prepaid and other current assets                                  8,103                    8,273
                                                                -----------------------------------
              Total current assets                                 127,034                  151,576

PROPERTY, PLANT AND EQUIPMENT, NET                                 513,727                  502,769

INVESTMENTS IN AND ADVANCES TO
UNCONSOLIDATED AFFILIATES                                           55,875                   81,936

NOTES RECEIVABLE FROM UNCONSOLIDATED AFFILIATES                                              15,445

OTHER ASSETS                                                         1,077                      886
                                                                -----------------------------------
      TOTAL                                                       $697,713                 $752,612
                                                                ===================================

       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                              $ 14,903
Accounts payable--trade                                             76,591                 $ 49,336
Accrued gas payables                                                45,668                   37,231
Accrued expenses                                                     8,638                    4,135
Other current liabilities                                           21,544                    9,065
                                                                -----------------------------------
            Total current liabilities                              167,344                   99,767

LONG TERM DEBT                                                     215,334                   75,000

MINORITY INTEREST                                                    3,150                    3,127

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
   Common Units                                                    188,492                  442,526
   Subordinated Units                                              120,274                  128,878
   General Partner                                                   3,119                    3,314
                                                                -----------------------------------
            Total partners' equity                                 311,885                  574,718
                                                                ===================================
       TOTAL                                                      $697,713                 $752,612
                                                                ===================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)
                            (Amounts  in thousands,
                            except per unit amounts)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                             1997             1998             1997            1998
                                                        ---------------------------------------------------------------
REVENUES                                                     $268,974          $164,620        $770,006        $562,703
                                                        ---------------------------------------------------------------
COST AND EXPENSES
Operating costs and expenses                                  254,039           153,197         710,303         521,428
Selling, general and administrative                             5,207             3,751          17,129          15,362
                                                        ---------------------------------------------------------------
         Total                                                259,246           156,948         727,432         536,790
                                                        ---------------------------------------------------------------
OPERATING INCOME                                                9,728             7,672          42,574          25,913
                                                        ---------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                               (5,623)           (2,500)        (17,282)        (13,304)
Interest income                                                   263               425           1,035             985
Equity income in unconsolidated affiliates                      3,444             4,171          11,303          10,824
Other, net                                                       (337)               34             794             464
                                                        ---------------------------------------------------------------
          Total other income  (expense)                        (2,253)            2,130          (4,150)         (1,031)
                                                        ---------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY CHARGE AND
   MINORITY INTEREST                                            7,475             9,802          38,424          24,882

Extraordinary charge on early
   extinguishment of debt                                                       (27,176)                        (27,176)
                                                        ---------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                 7,475           (17,374)         38,424          (2,294)

Minority Interest                                                 (75)              174            (384)             23
                                                        ---------------------------------------------------------------
NET INCOME                                                   $  7,400          $(17,200)       $ 38,040        $ (2,271)
                                                        ===============================================================
ALLOCATION OF NET INCOME TO:
Limited partners                                             $  7,326          $(17,028)       $ 37,660        $ (2,248)
                                                        ===============================================================

General partner                                              $     74          $   (172)       $    380        $    (23)
                                                        ===============================================================
NET INCOME PER COMMON UNIT  BEFORE
   EXTRAORDINARY CHARGE AND MINORITY
   INTEREST                                                  $    .14          $    .15        $    .70        $    .43
                                                        ===============================================================
NET INCOME PER COMMON UNIT                                   $    .13          $   (.27)       $    .69        $   (.04)
                                                        ===============================================================
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING                   54,963            63,441          54,963          57,830
                                                        ===============================================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                   Nine Months Ended
                                                                                       September 30,
                                                                                1997                   1998
                                                                         ------------------------------------
OPERATING ACTIVITIES
Net income                                                                    $ 38,040               ($ 2,271)
Adjustments to reconcile net income to cash flows provided by
 (used for) operating activities:
 Extraordinary charge on early extinguishment of debt                                                  27,176
 Leases paid by EPCO                                                                                    3,327
 Minority Interest                                                                 312                    (23)
 Depreciation and amortization                                                  13,128                 14,796
 Equity in income of unconsolidated affiliates                                 (11,303)               (10,824)
 Gain on sale of assets                                                                                  (274)
 Net effect of changes in operating accounts                                   (38,015)               (75,824)
                                                                        -------------------------------------
Operating activities cash flows                                                  2,162                (43,917)
                                                                        -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                           (27,455)                (7,159)
Proceeds from sale of assets                                                                            1,890
Notes receivable from unconsolidated affiliates:
    Purchase of notes receivable                                                                      (33,724)
    Collection of notes receivable                                                                      3,542
Unconsolidated affiliates:
 Investments in and advances to                                                   (347)               (19,988)
 Distributions received                                                          4,890                  6,601
                                                                        -------------------------------------
Investing activities cash flows                                                (22,912)               (48,838)
                                                                        -------------------------------------
FINANCING ACTIVITIES
Net proceeds from sale of common units                                                                243,309
Long-term debt borrowings                                                                              75,000
Long-term debt repayments (including $26.3 million make whole
   payments in 1998)                                                           (14,009)              (256,493)
Net increase (decrease) in restricted cash                                      (7,709)                 4,522
                                                                        -------------------------------------
Financing activities cash flows                                                (21,718)                66,338
                                                                        -------------------------------------
CASH CONTRIBUTIONS FROM EPCO                                                    35,264                 18,468
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (7,204)                (7,949)
CASH AND CASH EQUIVALENTS, JANUARY 1                                            24,978                 18,941
                                                                        -------------------------------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30,
(Excluding restricted cash of  $11,060 in 1997)                               $ 17,774              $  10,992
                                                                        =====================================

            See Notes to Unaudited Consolidated Financial Statements

                       ENTERPRISE PRODUCTS PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  GENERAL

 In the opinion of Enterprise Products Partners L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1998 and its consolidated results of operations and cash flows for the nine months periods ending September 30, 1998 and 1997. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement No. 333-52537 under the Securities Act of 1933 (as amended) on Form S-1 ("Form S-1") dated July 21, 1998.

 The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

 Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.


2. INVESTMENT IN UNCONSOLIDATED AFFILIATES

 At September 30, 1998, the Company's unconsolidated affiliates accounted for by the equity method included the following:

     Belvieu Environmental Fuels ("BEF") - a 33 1/3% economic interest in an MTBE production facility.

     Mont Belvieu Associates ("MBA") - a 49% economic interest in an entity which owns a 50% interest in an NGL fractionation facility.

     Baton Rouge Fractionators, LLC ("BRF") - a 27% economic interest in an NGL fractionation facility which is under construction and is scheduled to begin production during the first quarter of 1999.

     EPIK Terminalling L.P. ("EPIK") - a 50% economic interest in a refrigerated LPG loading/unloading facility which is under construction and is partially operational as of September 30, 1998.

     Wilprise Pipeline Company, L.L.C. ("Wilprise") - a 33.3% economic interest in a pipeline gathering system which is under construction and is scheduled to begin production during the first quarter of 1999.

     Tri-States NGL Pipeline, L.L.C. ("Tri-States") - a 16.7% economic interest in a pipeline gathering system which is under construction and is scheduled to begin production during the first quarter of 1999.

 Investments in and advances to unconsolidated affiliates at:


                                                                            December 31,          September
                                                                                1997              30, 1998
                                                                   -----------------------------------------
     BEF...........................................................             $41,278            $  46,913
     MBA...........................................................              11,963               10,090
     BRF...........................................................               2,634               17,944
     EPIK..........................................................                                    4,734
     Wilprise......................................................                                    2,208
     Tri-States....................................................                                       47
                                                                   -----------------------------------------
           Total...................................................             $55,875            $  81,936
                                                                   =========================================


  Equity in income of unconsolidated affiliates for the:

                                                               Three Months                         Nine Months
                                                            Ended September 30                   Ended September 30
                                                         --------------------------          -------------------------
                                                         1997                1998              1997             1998
                                                         ---------        ---------          --------         --------
     BEF.........................................           $1,716           $3,355           $ 6,521          $ 6,609
     MBA.........................................            1,728              862             4,782            4,305
     EPIK........................................                               (46)                               (90)
                                                         -------------------------------------------------------------
           Total.................................           $3,444           $4,171           $11,303          $10,824
                                                         =============================================================


3.      SUPPLEMENTAL CASH FLOW DISCLOSURE

  The net effect of changes in operating assets and liabilities is as follows:


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                        --------------------------------------
                                                                                1997                    1998
                                                                        --------------------------------------
 (Increase) decrease in:
    Accounts receivable--trade                                                 $ 24,385               $ 19,879
    Inventories                                                                 (34,420)               (41,985)
    Prepaid and other current assets                                              3,061                   (550)
    Other assets                                                                    724                   (494)
 Increase (decrease) in:
    Accounts payable--trade                                                     (19,681)               (27,255)
    Accrued gas payable                                                          (3,507)                (8,437)
    Accrued expenses                                                             (9,819)                (4,503)
    Other current liabilities                                                     1,242                (12,479)
                                                                        --------------------------------------
 Net effect of changes in operating accounts                                   $(38,015)              $(75,824)
                                                                        ======================================


SUPPLEMENTAL SCHEDULE OF NONCASH  ACTIVITIES:

                                                                                          Nine months ended
                                                                                         September 30, 1998
                                                                                         --------------------
Write-off of prepaid loan costs related to early extinguishment of long-term debt                      $  920
                                                                                          ===================
Contribution of plant equipment to investment in unconsolidated affiliate                              $1,850
                                                                                          ===================

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

 Recent Statements of Financials Standards ("SFAS") include (effective for all fiscal quarters of fiscal years beginning after June 15, 1999) SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Management is currently studying this SFAS item for possible impact on the consolidated financial statements; however, based upon its preliminary assessment of the SFASs, management believes that it will not have a significant impact on the Company's financial statements. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). For years beginning after December 15, 1998, SOP 98-5 generally requires that all start-up costs of a business activity be charged to expense as incurred and any start-up costs previously deferred should be written-off as a cumulative effect of a change in accounting principle. Management is currently studying SOP 98-5 for its possible impact on the consolidated financial statements. Based upon its preliminary assessment of SOP 98-5, management believes that SOP 98-5 will not have a material impact on the financial statements except for a $4.5 million non-cash write-off at January 1, 1999 of the unamortized balances of deferred start-up costs of BEF, in which the Company owns a 33 1/3% economic interest. Such a write-off would cause a $1.5 million reduction in the equity in income of unconsolidated affiliates for 1999 and a corresponding reduction in the Company's investment in unconsolidated affiliates.


5.  CAPITAL STRUCTURE

 Pursuant to the filing of Form S-1 mentioned in Note 1 above, effective on July 27, 1998, the Company sold to the public 12,000,000 Common Units at $22 per unit receiving approximately $243.3 million after underwriting commissions of $16.8 million and expenses of approximately $3.9 million. Units outstanding after the sale were 45,552,915 Common Units and 21,409,870 Subordinated Units representing an aggregate 67.3% and 31.7% limited partner interest in the Company, respectively. The remaining 1% partner interest is held by Enterprise Products GP, LLC, the general partner. Public holders own in the aggregate a 17.7% limited partner interest in the Company.

 The Company intends, to the extent there is sufficient Available Cash from Operations to distribute to each holder of Common Units at least the Minimum Quarterly Distribution ("MQD") of $.45 per Common Unit per quarter. The first distribution will be paid on a pro rata basis from the day of the sale of the common units to the public as described on Note 6.

 Distributions on subordinated Units are regulated by various provisions of the Partnership Agreement which, among other conditions and providing that certain tests are met, permit the early conversion of 25%, 25% and 50% of the Subordinated Units to Common Units on any quarter ending on or after June 30, 2001, 2002 and 2003, respectively.

6. DISTRIBUTIONS

 On October 5, 1998, the Company declared a quarterly distribution of $.32 per unit, which is based on 65 days for the third quarter, to be paid on November 12, 1998 to all unitholders of record as of October 30, 1998.


7.  LONG TERM DEBT

 On July 31, 1998, the Company entered into a $200 million revolving credit agreement (the "Revolver") with a bank syndicate. The Revolver is due on July 31, 2000 and bears interest at various rates based upon the bank's prime rate, three months certificate of deposit rate, as defined, federal funds effective rate or a Eurodollar rate. The Company elects the basis for the interest rate at the time of each borrowing. As of September 30, 1998, the Company had outstanding $75 million under the revolving credit agreement.

 REPAYMENT OF LONG TERM DEBT

 On July 31, 1998, certain proceeds from the sale of Common Units and funds from the Revolver mentioned above, were used to retire all of the existing long term debt. As a result of this early extinguishment of debt, the Company incurred $27.1 million in "make whole payments" which has been presented as an extraordinary charge in the financial statements for the nine months ending September 30, 1998.

8.  NOTES RECEIVABLE FROM UNCONSOLIDATED  AFFILIATES


 On July 31, 1998, the Company purchased a participation interest in bank loans of MBA and BEF. Interest from the MBA note receivable totaled approximately $7.7 million at the time of the purchase. The MBA note receivable bears interest at a floating rate per annum at LIBOR plus 0.75% and matures on December 31, 2001. The Company will receive monthly principal payments, aggregating approximately $1.7 million per year, plus interest from MBA during the term of the loan with an additional $1.8 million lump sump payment upon maturity.

 Interest from the BEF note receivable totaled approximately $26.1 million at the time of purchase. The BEF note receivable bears interest at a floating rate per annum at LIBOR plus .0875% and matures of May 31, 2000. The Company will receive quarterly principal payments of approximately $3.3 million plus interest from BEF during the term of the loan.

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

        The Company's processing operations are concentrated at Mont Belvieu, Texas. The facilities operated by the Company include (i) one of the largest NGL fractionation facilities in the United States with an average production capacity of 210,000 barrels per day; (ii) the largest butane isomerization complex in the United States with an average production capacity of 116,000 barrels per day; (iii) one of the largest MTBE production facilities in the United States with an average production capacity of 14,800 barrels per day; and
(iv) two propylene fractionation units with an average combined production capacity of 30,000 barrels per day. The Company owns all of the assets at its Mont Belvieu facility except for the fractionation facility, in which it owns a 37.0% economic interest; one of the propylene fractionation units, in which it owns a 54.6% interest and leases the remaining interest; the MTBE plant, in which it owns a 33% economic interest; and one of its three isomerization units and one deisobutanizer tower which are held under long-term leases with purchase options. The Company owns and operates a network of approximately 500 miles of pipelines along the Gulf Coast and a fractionation facility in Petal, Mississippi with a capacity of 7,000 barrels per day. The Company also leases and operates one of only two commercial NGL import/export terminals on the Gulf Coast. As an integral part of providing processing and transportation services, the Company also owns and operates NGL storage wells with approximately 35 million barrels of capacity.

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

        The Company purchases most of its imported mixed butane between the months of February and October. During these months, the Company is able to purchase imported mixed butanes at prices that are often at a discount to posted market prices. Because of its storage capacity, the Company is able to store these imports until the summer months when the spread between isobutane and normal butane typically widens or until winter months when the prices of isobutane and normal butane typically rise. As a result, inventory investment is generally at its highest level at the end of the third quarter of the year. Should this spread not materialize, or in the event absolute prices decline, margins generated from selling isobutane to merchant customers may be negatively affected.

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

 Belvieu Environmental Fuels

        The Company owns a 33 1/3% economic interest in BEF, which owns the MTBE production facility that is operated by the Company and located at its Mont Belvieu complex. The Company's interest in BEF is accounted for using the equity method. Sun and Mitchell Energy each own a 33 1/3% interest in BEF, and Sun has entered into a contract with BEF under which Sun is required to take all of BEF's production of MTBE through May 2005. Under the terms of its agreement with BEF, through May 2000, Sun will pay the higher of a floor price (approximately $0.82 per gallon at September 30, 1998) or a market-based price for the first 193,450,000 gallons per contract year of production (equivalent to approximately 12,600 barrels per day) from the BEF facility, subject to quarterly adjustments on certain excess volumes. Sun will pay a market-based price for volumes produced in excess of 193,450,000 gallons per contract year. Since the contract year begins on June 1, if the facility produces at full capacity during the year, it will reach 193,450,000 gallons of production near the end of March, and sales thereafter through the end of May will be at market-based prices. Generally, the price charged by BEF to Sun for the MTBE has been above the spot market price for MTBE. During the nine month period ended September 30, 1998, and the third quarter of 1998, the average Gulf Coast spot market price for MTBE was $0.66 and $0.64 per gallon, respectively.

     Beginning in June 2000, pricing on all volumes will convert to market-based rates. The price of MTBE is affected by the demand for MTBE as an oxygenation additive for gasoline and the cost of its principal feedstocks (isobutane and methanol).


 Prepayment Penalties on Extinguishment of Debt

        The Company incurred a $27.2 million extraordinary loss during the third quarter of 1998 in connection with the early extinguishment of debt assumed from EPCO in connection with the Company's initial public offering of Common Units. The extraordinary loss is equal to remaining unamortized debt origination costs associated with such debt and make-whole premiums payable in connection with the repayment of such debt. The actual prepayment penalties on the early extinguishment of debt that the Company incurred was approximately $6.1 million greater than originally estimated by the Company. Under terms of the debt agreements, the make-whole payments were based upon the current effective interest rate for US Treasury notes with similar maturity as the debt obligation being repaid. The difference between the original amount estimated by the Company and the actual prepayment penalties paid is primarily due to the rapid decrease in the interest rate for US Treasury notes from the period that the Company originally estimated the penalties to the date that the debt was actually repaid.

RESULTS OF OPERATIONS

        The Company's operating margins by business unit for the three month periods ended September 30, 1997 and September 30, 1998, and nine month periods ended September 30, 1997 and September 30, 1998, were as follows:

                                           THREE MONTHS              THREE MONTHS           NINE MONTHS        NINE MONTHS
                                              ENDED                     ENDED                  ENDED              ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,          SEPTEMBER 30,      SEPTEMBER 30,
                                               1997                      1998                   1997               1998
                                          --------------            --------------        ---------------      -------------
                                                                               (in thousands)
Operating Margin:
     NGL Fractionation                       $   754                    $ 1,274                $ 2,058               $ 2,812
     Isomerization                             6,118                      2,267                 30,187                15,729
     Propylene Fractionation                   5,318                      3,538                 15,240                 8,004
     Pipeline                                  3,571                      3,221                  9,046                10,268
     Storage and Other Plants                   (826)                     1,123                  3,172                 4,462
                                              ------                     ------                 ------                ------
 Total                                       $14,935                    $11,423                $59,703               $41,275
                                              ======                     ======                 ======                ======


        The Company's major plant operating data for the three month periods ended September 30, 1997 and September 30, 1998, and nine month periods ended September 30, 1997 and September 30, 1998, were as follows:


                                           THREE MONTHS              THREE MONTHS           NINE MONTHS        NINE MONTHS
                                              ENDED                     ENDED                  ENDED              ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,          SEPTEMBER 30,      SEPTEMBER 30,
                                               1997                      1998                   1997               1998
                                          --------------            --------------        ---------------      -------------
Plant Operating Data:
     Fractionation
        Production (Avg BPD)                 197,891                   179,671                   187,704             197,399
     Isomerization
        Production (Avg BPD)                  67,304                    64,976                    64,727              64,678
     MTBE
        Production (Avg BPD)                  13,057                    14,020                    15,964              13,214
     Propylene Fractionation
        Production (Avg BPD)                  30,627                    26,296                    26,063              25,894


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

 Revenues; Costs and Expenses

        The Company's revenues decreased by 38.8% to $164.6 million in the third quarter of 1998 from $269.0 million in the third quarter of 1997. The Company's costs and operating expenses decreased by 39.7% to $153.2 million in the third quarter of 1998 from $254.0 million for the same period of 1997. Operating margin decreased by 23.5% to $11.4 million from $14.9 million from period to period, primarily reflecting decreased operating margins in isomerization and propylene fractionation.

        NGL Fractionation. The Company's operating margin for NGL fractionation increased by 62.5% to $1.3 million in the third quarter of 1998 from $0.8 million in the third quarter of 1997. Excluding the positive effect of $0.8 million in overhead expense and support facility cost reimbursements from joint venture partners in the third quarter of 1998, the company's NGL fractionation operating margin decreased by 37.5% to $0.5 million from quarter to quarter.
The decrease in NGL fractionation margin was mainly due to decreased average daily fractionation volumes from 197,891 barrels per day to 179,671 barrels per day from quarter to quarter, primarily as a result of reduced raw mix NGL inventories. During the third quarter of 1998, as natural gas prices rose above the BTU value of ethane, natural gas processing plants curtailed ethane extraction causing a reduction in NGL raw mix available for fractionation.

        Isomerization. The Company's operating margin for isomerization decreased by 62.3% to $2.3 million in the third quarter of 1998 from $6.1 million in the third quarter of 1997. The decrease in isomerization operating margins was mainly due to a decline in marketing margins from lower isobutane prices and lower average differentials between isobutane and normal butane prices from quarter to quarter. In addition, operating margins during the third quarter of 1998, were reduced due to the impact of market price declines on imported commercial butane inventories purchased during the second quarter of 1998.

        Propylene Fractionation. The Company's operating margin for propylene fractionation decreased by 34.0% to $3.5 million in the third quarter of 1998 from $5.3 million in the third quarter of 1997. The decrease in propylene margins resulted from lower prices for high purity propylene during the third quarter of 1998 which in turn reflected lower polypropylene prices. The decrease in margins also reflected a reduction in propylene fractionation volumes of 14.1% from 30,627 barrels per day during the third quarter of 1997 to 26,296 barrels per day during the third quarter of 1998, due to lower propylene spot market prices during the third quarter of 1998.

        Pipeline. The Company's operating margin for pipeline operations decreased by 11.1% to $3.2 million from $3.6 million from quarter to quarter, reflecting an increase in operating expenses from quarter to quarter.


 Selling, General and Administrative Expenses.

        Selling, general and administrative expenses decreased by 26.9% to $3.8 million in the third quarter of 1998 from $5.2 million in the third quarter of 1997 due to the EPCO Agreement providing for administrative services at a fixed rate beginning on July 27, 1998 in conjunction with the company's IPO.

 Interest Expense

        Interest expense decreased to $2.5 million in the third quarter of 1998 from $5.6 million in the third quarter of 1997, primarily due to reductions in outstanding term debt as a result of the company's IPO and subsequent debt prepayment during the third quarter of 1998.

 Equity Income of Unconsolidated Affiliates

        Equity income of unconsolidated affiliates increased by 23.5% to $4.2 million in the third quarter of 1998 from $3.4 million in the third quarter of 1997. Equity income of unconsolidated affiliates mainly includes the Company's interests in BEF and Mont Belvieu Associates. Equity income in BEF doubled to $3.4 million from $1.7 million quarter to quarter due to lower MTBE plant operating expenses and decreased interest expense on lower debt levels. Equity income of Mont Belvieu Associates decreased by 47.1% to $0.9 million in the third quarter of 1998 from $1.7 million in the third quarter of 1997 because of the decrease in NGL fractionation margins as described above.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

 Revenues; Costs and Expenses

        The Company's revenues decreased by 26.9% to $562.7 million in 1998 compared to $770.0 million in 1997. The Company's costs and operating expenses decreased by 26.6% to $521.4 million in 1998 compared to $710.3 million in 1997. Operating margin decreased by 30.8% to $41.3 million in 1998 from $59.7 million in 1997.

        NGL Fractionation. The Company's operating margin for NGL fractionation increased by 33.3% to $2.8 million in 1998 from $2.1 million in 1997. NGL fractionation margins increased due to $0.8 million in overhead expense and support facility cost reimbursements from joint venture partners during the third quarter of 1998. Average daily fractionation volumes increased from 187,704 barrels per day to 197,399 barrels per day from period to period, primarily as a result of increased volumes from joint owners' new gas processing plants which began operations during 1998.

        Isomerization. The Company's operating margin for isomerization decreased by 48.0% to $15.7 million in 1998 from $30.2 million in 1997. The Company's margins were negatively impacted as a result of lower isobutane prices from period to period and a lower average spread between isobutane and normal butane prices. Isobutane prices were unusually high in the first half of 1997. In addition, demand for isobutane declined by approximately 15,000 barrels per day for approximately one month during the first nine months of 1998 due to a turnaround at the BEF MTBE facility. The BEF facility is scheduled for a turnaround approximately every 12 to 15 months. In addition, operating margins during the third quarter of 1998, were reduced due to the impact of market price declines on imported commercial butane inventories purchased during the second quarter of 1998.

        Propylene Fractionation. The Company's operating margin for propylene fractionation decreased by 47.4% to $8.0 million in 1998 from $15.2 million in 1997. The company's margins were negatively impacted by price decreases for high purity propylene in the first nine months of 1998, which reflected weaker prices for polypropylene, compared to overall price increases for high purity propylene in the first nine months of 1997.

        Pipeline. The Company's operating margin for pipeline operations increased by 14.4% to $10.3 million in 1998 from $9.0 million in 1997, reflecting a 17.5% increase in throughput volume.

 Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased by $1.7 million to $15.4 million in 1998 from $17.1 million in 1997. This decrease was primarily due to the reduction of employee stock appreciation rights outstanding during the first seven months of 1998 as compared to the same period of 1997, and the effect of the EPCO Agreement beginning in July, 1998 in conjunction with the Company's IPO.


 Interest Expense

        Interest expense was $13.3 million in 1998 and $17.3 million in 1997. The $4.0 million decrease was due to a decrease in the average debt outstanding during the first seven months of 1998 as compared to the same period of 1997, and the prepayment of debt in conjunction with the Company's IPO in July, 1998.


 Equity Income of Unconsolidated Affiliates

        Equity income of unconsolidated affiliates decreased by 4.4% to $10.8 million in the first nine months of 1998 from $11.3 million in the first nine months of 1997. Equity income of unconsolidated affiliates mainly includes the Company's interest in BEF and Mont Belvieu Associates. Equity income in BEF increased by 1.5% to $6.6 million from $6.5 million period to period. Equity income of Mont Belvieu Associates decreased by 10.4% to $4.3 million in the first nine months of 1998 from $4.8 million in the first nine months of 1997 due to lower average NGL fractionation processing fees from period to period.


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

        Cash flows from operating activities were a $43.9 million outflow for the first nine months of 1998 as compared to $2.2 million inflow for the comparable period of 1997. Cash flows from operating activities are affected primarily by net income, depreciation and amortization, extraordinary charges, equity income of unconsolidated affiliates and changes in working capital. Depreciation and amortization increased by $1.7 million for the first nine months of 1998 as a result of additional capital expenditures. The net effect of changes in operating accounts from period to period is generally the result of timing of NGL sales and purchases near the end of the period.

        Cash flows from financing activities were a $66.3 million inflow for the first nine months of 1998 and a $21.7 million outflow for the comparable period of 1997. Cash flows from financing activities during the first nine months of 1998 were affected primarily by repayments of long-term debt, borrowings under long term debt agreements, costs for early extinguishment of debt, and net proceeds from the sale of partnership units in connection with the Company's IPO.

        Cash outflows from investing activities were $48.8 million for the first nine months of 1998 and $22.9 million for the comparable period of 1997. Cash outflows included capital expenditures which aggregated $7.2 million (including approximately $5.7 million of maintenance capital expenditures) for this period in 1998 and $27.5 million for this period in 1997. Investing cash outflows also included $13.4 million in advances to unconsolidated affiliates resulting from normal operating timing differences and $6.6 million in contributions primarily used for construction projects of the unconsolidated affiliates during the first nine months of 1998. The Company purchased $33.7 million in notes receivable from BEF and Mont Belvieu Associates which is included as a cash outflow from investing activities and received $3.5 million in payments on these notes included as a cash inflow from investing activities during the third quarter of 1998.

 Future Capital Expenditures

        The Company currently estimates that its share of remaining expenditures for current capital projects will be approximately $32.0 million. The major portion of these expenditures will be for construction of new joint venture projects in Louisiana which will be recorded as additional investments in unconsolidated subsidiaries. The Company expects to finance these expenditures out of operating cash flows, the proceeds from its initial public offering and borrowings under its bank credit facility.


 Distributions from Unconsolidated Affiliates; Loan Participations

        Distributions to the Company from Mont Belvieu Associates were $4.7 million for the first nine months of 1998 and $4.9 million for the comparable period of 1997. Distributions from BEF for the first nine months of 1998 were $1.9 million. Prior to the first quarter of 1998, BEF was prohibited under the terms of its bank indebtedness from making distributions to its owners. These restrictions lapsed during the first quarter of 1998 as a result of BEF having repaid 50% of the principal on such indebtedness, and the Company received its first distribution from BEF in April 1998.

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

 Bank Credit Facility

        In connection with its initial public offering, the Company entered into a $200.0 million bank credit facility that includes a $50.0 million working capital facility and a $150.0 million revolving term loan facility. The $150.0 million revolving term loan facility includes a sublimit of $30.0 million for letters of credit. As of September 30, 1998, the Company has borrowed $75.0 million under the revolving term loan facility.

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

YEAR 2000 COMPLIANCE

        Pursuant to the EPCO Agreement, any selling, general and administrative expenses related to Year 2000 issues are covered by the annual administrative services fee paid by the Company to EPCO. Consequently, only those costs incurred in connection with the Year 2000 compliance project which relate to operational information systems and hardware will be paid directly by the Company.

        Since 1997, the Company has been assessing the impact of Year 2000 issues on the software and hardware used by the Company. A team is in the process of reviewing and documenting the status of the Company's systems for Year 2000 compliance. The key information systems under review include financial systems, plant, pipeline and storage operating systems, and the Company's SCADA (Supervisory Control and Data Acquisition) system. In connection with each of these areas, consideration is being given to hardware, operating systems, applications, data base management, system interfaces, electronic transmission, and outside vendors.

        The Company relies on third-party suppliers for certain systems, products and services, including telecommunications. There can be no assurance that the systems of other companies on which the Company's systems rely, also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company has received some preliminary information concerning Year 2000 status from a group of critical suppliers and vendors, and anticipates receiving additional information in the near future. This will assist the Company in determining the extent to which it may be vulnerable to those third parties' failure to address their Year 2000 issues.

        Prior to the Company's IPO in July, 1998, EPCO had spent approximately $9,000 in connection with the Year 2000 project and has estimated future costs to approximate $250,000. This cost estimate does not include internal costs of EPCO's previously existing resources and personnel that might be partially used for the Year 2000 compliance project or cost of normal system upgrades which also included various Year 2000 Compliance features or fixes. Such internal costs have been determined to be materially insignificant to the total estimated cost of the Year 2000 compliance project.

        At this time, the Company believes that its total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material to its financial position or its ability to sustain operations. Since its IPO date, the Company has incurred substantially no expenditures in connection with the Year 2000 Compliance project. However, the Company expects future spending to approximate $525,000 to complete the project and become fully compliant with all Year 2000 issues. This estimated cost does not include the Company's internal costs related to previously existing resources and personnel that might be partially used for remediation of
Year 2000 compliance issues.   Such internal costs have been determined to be
materially insignificant to the total estimated cost of the Year 2000 compliance project. These amounts are current cost estimates and actual future costs could potentially be higher or lower than the estimates.

        Management believes it has a program to address the Year 2000 issue in a timely manner. Completion of the plan and testing of replacement or modified systems is anticipated for the second quarter of 1999. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to invoice customers or collect payments. The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company.
Such failures could have a material adverse effect on the Company. The amount of potential liability and lost revenue has not been estimated.

        The Company is working on contingency plans to address unavoided or unavoidable risks associated with Year 2000 issues.


ACCOUNTING STANDARDS

Recent Statements of Financials Standards ("SFAS") include (effective for all fiscal quarters of fiscal years beginning after June 15, 1999) SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Management is currently studying this SFAS item for possible impact on the consolidated financial statements; however, based upon its preliminary assessment of the SFASs, management believes that it will not have a significant impact on the Company's financial statements. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). For years beginning after December 15, 1998, SOP 98-5 generally requires that all start-up costs of a business activity be charged to expense as incurred and any start-up costs previously deferred should be written-off as a cumulative effect of a change in accounting principle. Management is currently studying SOP 98-5 for its possible impact on the consolidated financial statements. Based upon its preliminary assessment of SOP 98-5, management believes that SOP 98-5 will not have a material impact on the financial statements except for a $4.5 million non-cash write-off at January 1, 1999 of the unamortized balances of deferred start-up costs of BEF, in which the Company owns a 33 1/3% economic interest. Such a write-off would cause a $1.5 million reduction in the equity in income of unconsolidated affiliates for 1999 and a corresponding reduction in the Company's investment in unconsolidated affiliates.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        The Company is exposed to certain market risks which are inherent in financial instruments it issues in the normal course of business. The Company may, but generally does not, enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes. At December 31, 1997 and September 30, 1998, the Company had no derivative instruments in place to cover any potential interest rate, foreign currency or other financial instrument risk.

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


                                ENTERPRISE PRODUCTS PARTNERS L.P.
                                (A Delaware Limited Partnership)

                                By:  Enterprise Products GP, LLC
                                     as General Partner

Date:  November 11, 1998        By: /S/ Gary L. Miller
                                   ----------------------------------
                                   Gary L. Miller
                                   Executive Vice President
                                   Chief Financial Officer and Treasurer