Form 10-Q
period 1999-03-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 1999-05-12
CIK 1061219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


Commission file number: 1-14323

                        Enterprise Products Partners L.P.
             (Exact name of Registrant as specified in its charter)

               Delaware                                          76-0568219
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              2727 North Loop West
                                 Houston, Texas
                                   77008-1037
               (Address of principal executive offices) (Zip code)

                                 (713) 880-6500
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The registrant had 45,552,915 Common Units outstanding as of May 12, 1999.

               Enterprise Products Partners L.P. and Subsidiaries

                                TABLE OF CONTENTS


                                                                                Page
                                                                                 No.
Part I.  Financial Information

Item 1.  Financial Statements
Enterprise Products Partners L.P. Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets,  March 31, 1999 and December 31, 1998     1

         Statements of Consolidated Operations
                  for the Three Months ended March 31, 1999 and 1998            2

         Statements of Consolidated Cash Flows
                  for the Three Months ended March 31, 1999 and 1998            3

         Notes to Unaudited Consolidated Financial Statements                   4-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  7-16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             16

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                       17-18

         Signature Page                                                         19




                          PART 1. FINANCIAL INFORMATION.
                          Item 1. FINANCIAL STATEMENTS.

                        Enterprise Products Partners L.P.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                             December 31,      March 31,
                                   ASSETS                                       1998             1999
                                                                           ----------------------------------
Current Assets
       Cash and cash equivalents                                              $  24,103        $   4,665
       Accounts receivable - trade                                               57,288           54,584
       Accounts receivable - affiliates                                          15,546           12,454
       Inventories                                                               17,574           17,773
       Current maturities of participation in notes receivable from
           unconsolidated affiliates                                             14,737           14,737
       Prepaid and other current assets                                           8,445           10,386
                                                                           ----------------------------------
                        Total current assets                                    137,693          114,599
Property, Plant and Equipment, Net                                              499,793          496,769
Investments in and Advances to Unconsolidated Affiliates                         91,121          119,045
Participation in Notes Receivable from Unconsolidated Affiliates                 11,760            8,076
Other Assets                                                                        670              453
                                                                           ==================================
                        Total                                                 $ 741,037        $ 738,942
                                                                           ==================================

                        LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
       Accounts payable - trade                                               $  36,586        $  35,069
       Accrued gas payables                                                      27,183           37,668
       Accrued expenses                                                           7,540            3,854
       Other current liabilities                                                 11,462            6,332
                                                                           ----------------------------------
                        Total current liabilities                                82,771           82,923
Long-Term Debt                                                                   90,000          110,000
Minority Interest                                                                 5,730            5,553
Commitments and Contingencies
Partners' Equity
       Common Units                                                             433,082          416,671
       Subordinated Units                                                       123,829          118,343
       General Partner                                                            5,625            5,452
                                                                           ----------------------------------
                        Total Partners' Equity                                  562,536          540,466
                                                                           ==================================
                        Total                                                 $ 741,037        $ 738,942
                                                                           ==================================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Partners L.P.
                      Statements of Consolidated Operations
                                   (Unaudited)
                 (Amounts in thousands, except per Unit amounts)

                                                        Three Months Ended
                                                             March 31,
                                                       1998            1999
                                                  ------------------------------
REVENUES                                              $ 190,517       $ 147,314
COST AND EXPENSES
Operating costs and expenses                            181,447         133,812
Selling, general and administrative                       5,754           3,000
                                                  ------------------------------
         Total                                          187,201         136,812
                                                  ------------------------------
OPERATING INCOME                                          3,316          10,502
                                                  ------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                         (6,734)         (2,046)
Equity income in unconsolidated affiliates                2,822           1,563
Interest income from unconsolidated affiliates                -             397
Interest income - other                                     275             284
Other, net                                                    2            (139)
                                                  ------------------------------
          Other income  (expense)                        (3,635)             59
                                                  ------------------------------
INCOME BEFORE MINORITY INTEREST                            (319)         10,561
MINORITY INTEREST                                             3            (106)
                                                  ==============================
NET INCOME                                            $    (316)       $ 10,455
                                                  ==============================
ALLOCATION OF NET INCOME TO:
          Limited partners                            $    (313)       $ 10,350
                                                  ==============================
          General partner                             $      (3)       $    105
                                                  ==============================
NET INCOME PER UNIT                                   $   (0.01)       $   0.16
                                                  ==============================
WEIGHTED-AVERAGE NUMBER OF UNITS
          OUTSTANDING                                    54,963          66,756
                                                  ==============================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Partners L.P.
                      Statements of Consolidated Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   1998          1999
                                                                               --------------------------
OPERATING ACTIVITIES
Net income                                                                      $  (316)      $ 10,455
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                               4,623          4,905
      Equity in income of unconsolidated affiliates                              (2,822)        (1,563)
      Leases paid by EPCO                                                             -          2,639
      Minority interest                                                              (3)           106
      Gain on sale of assets                                                          -             (3)
      Net effect of changes in operating accounts                               (37,471)         3,808
                                                                               --------------------------
Operating activities cash flows                                                 (35,989)        20,347
                                                                               --------------------------
INVESTING ACTIVITIES
Capital expenditures                                                             (1,935)        (1,672)
Proceeds from sale of assets                                                          -             11
Collection of notes receivable from unconsolidated affiliates                         -          3,684
Unconsolidated affiliates:
      Investments in and advances to                                             (2,958)       (28,866)
      Distributions received                                                      1,245          2,505
                                                                               --------------------------
Investing activities cash flows                                                  (3,648)       (24,338)
                                                                               --------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                             -         40,000
Long-term debt repayments                                                        (2,874)       (20,000)
Net decrease in restricted cash                                                  (5,360)             -
Cash dividends paid to partners                                                       -        (30,437)
Cash dividends paid to minority interest                                              -           (311)
Units acquired by consolidated trusts                                                 -         (4,727)
Cash contributions from EPCO to minority interest                                     -             28
                                                                               --------------------------
Financing activities cash flows                                                  (8,234)       (15,447)
                                                                               --------------------------
CASH CONTRIBUTIONS FROM EPCO                                                     31,316              -
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (16,555)       (19,438)
CASH AND CASH EQUIVALENTS, JANUARY 1                                             18,941         24,103
                                                                               ==========================
CASH AND CASH EQUIVALENTS, MARCH 31                                            $  2,386       $  4,665
                                                                               ==========================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Partners L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   GENERAL

In the opinion of Enterprise Products Partners L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1999 and its consolidated results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K").

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.

2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At March 31, 1999, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

     Belvieu Environmental Fuels ("BEF") - a 33-1/3% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility.

     Mont Belvieu Associates ("MBA") - a 49% economic interest in an entity which owns a 50% interest in a NGL fractionation facility.

     Entell NGL Services, LLC ("Entell") - a 50% economic interest in a NGL transportation and distribution system located in Louisiana and southeast Texas.

     Baton Rouge Fractionators LLC ("BRF") - a 27.5% economic interest in a NGL fractionation facility which is under construction and scheduled to begin production during the second quarter of 1999.

     EPIK Terminalling L.P. and EPIK Gas Liquids, LLC (collectively, "EPIK") - a 50% aggregate economic interest in a refrigerated NGL marine terminal loading facility which is under construction and scheduled to become fully operational in the fourth quarter of 1999.

     Wilprise Pipeline Company, LLC ("Wilprise") - a 33-1/3% economic interest in a NGL pipeline system that is scheduled to become operational in the second quarter of 1999 in conjunction with the availability of product and the startup of the BRF NGL fractionation facility.

The Company's investments in and advances to unconsolidated affiliates also includes Tri-States NGL Pipeline, LLC ("Tri-States"). The Tri-States investment consists of a 16-2/3% economic interest in a NGL pipeline system which become operational on March 26, 1999. This investment is accounted for using the cost method in accordance with generally accepted accounting principles.

Other joint ventures included various entities in the formation stage at March 31, 1999.

Investments in and advances to unconsolidated affiliates at:

                                      December 31,      March 31,
                                          1998            1999
                                    ---------------------------------
BEF................................   $  50,079       $  54,236
MBA................................      12,551          10,020
BRF................................      17,896          22,216
EPIK...............................       5,667          10,512
Wilprise...........................       4,873           6,894
Entell.............................           -             288
Tri-States.........................          55          14,094
Other..............................           -             785
                                    =================================
         Total                        $  91,121       $ 119,045
                                    =================================

Equity in income of unconsolidated affiliates for the:

                                          Three Months ended
                                      March 31,        March 31,
                                         1998            1999
                                    --------------------------------
BEF................................   $     875        $    301
MBA................................       1,947             760
BRF................................           -            (143)
EPIK...............................           -             397
Entell.............................           -             248
                                   =================================
         Total                        $   2,822        $  1,563
                                   =================================

3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                   Three Months Ended
                                                       March 31,
                                                  1998            1999
                                            ------------------------------
(Increase) decrease in:
      Accounts receivable...................  $   6,799       $   5,796
      Inventories...........................     (2,141)           (199)
      Prepaid and other current assets......        348          (1,941)
      Other assets..........................       (267)              -
Increase (decrease) in:
      Accounts payable - trade..............    (21,076)         (1,517)
      Accrued gas payable...................     (7,363)         10,485
      Accrued expenses......................     (3,954)         (3,686)
      Other current liabilities.............     (9,817)         (5,130)
                                            ==============================
Net effect of changes in operating accounts   $ (37,471)      $   3,808
                                            ==============================

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Statements of Financial Accounting Standards ("SFAS") include (effective for all fiscal quarters of fiscal years beginning after June 15, 1999) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management is currently studying this SFAS item for its possible impact on the consolidated financial statements. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." For years beginning after December 15, 1998, SOP 98-5 generally requires that all start-up costs of a business activity be charged to expense as incurred and any start-up costs previously deferred should be written off as a cumulative effect of a change in accounting principle. Adoption of SOP 98-5 during 1999 did not have a material impact on the consolidated financial statements except for a $4.5 million noncash write-off that occurred on January 1, 1999 of the unamortized balance of deferred start-up costs of BEF, in which the Company owns a 33-1/3% interest. This write-off caused a $1.5 million reduction in the equity in income of unconsolidated affiliates for 1999 and a corresponding reduction in the Company's investment in unconsolidated affiliates.

5.   CAPITAL STRUCTURE

At March 31, 1999, the Company had 33,552,915 Common Units outstanding held by Enterprise Products Company (the Company's ultimate parent or "EPCO") and 12,000,000 Common Units outstanding held by third parties. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a Long-Term Incentive Plan (the "Plan"). Provisions of the Plan were not finalized as of May 12, 1999. At March 31, 1999, the Trust had purchased a total of 267,200 Common Units (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units are considered outstanding and will receive distributions; however, they are excluded from the calculation of net income per Unit in accordance with generally accepted accounting principles.

6.  DISTRIBUTIONS

On January 12, 1999, the Company declared a quarterly distribution of $.45 per Unit for the fourth quarter of 1998, which was paid on February 11, 1999 to all Unitholders of record on January 29, 1999. The Company declared its distribution for the first quarter of 1999 on April 16, 1999 in the amount of $.45 per Common Unit. The first quarter 1999 distribution will be paid on May 12, 1999 to Common Unitholders of record on April 30, 1999.

7.   SUBSEQUENT EVENTS

On April 20, 1999, the Company and Tejas Energy, LLC ("Tejas"), an affiliate of Shell Oil Company ("Shell"), announced that they had agreed to general terms for a business combination encompassing the Company and a substantial portion of Tejas' natural gas liquids ("NGL") business. The agreed upon terms contemplate Tejas contributing certain NGL assets to the Company for which Tejas would receive an equity interest in the Company and other consideration.

The completion of this transaction would form a strategic business combination comprising a fully integrated Gulf Coast NGL processing, fractionation, storage, and transportation business. It would also establish a strategic alliance between the Company and Shell whereby the Company would have the rights to process Shell's current and future Gulf of Mexico natural gas production and market the NGLs recovered.

Any transaction resulting from the agreed upon terms would be subject to the Company and Tejas successfully executing a definitive agreement; satisfactorily completing their respective due diligence reviews; receiving requisite regulatory approvals and receiving approvals from each company's board of directors. The parties anticipate the closing of this transaction in mid-1999.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

             For the Interim Periods ended March 31, 1999 and 1998

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Enterprise Products Partners L.P. ("Enterprise" or the "Company") included elsewhere herein.

The Company

     The Company is a leading integrated North American provider of processing and transportation services to domestic and foreign producers of natural gas liquids ("NGLs") and other liquid hydrocarbons and domestic and foreign consumers of NGLs and liquid hydrocarbon products. The Company manages a fully integrated and diversified portfolio of midstream energy assets and is engaged in NGL processing and transportation through direct and indirect ownership and operation of NGL fractionators. It also manages NGL processing facilities, storage facilities, pipelines, and rail transportation facilities, and methyl tertiary butyl ether ("MTBE") and propylene production and transportation facilities in which it has a direct and indirect ownership.

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

     The principal executive office of the Company is located at 2727 North Loop West, Houston, Texas, 77008-1038, and the telephone number of that office is 713-880-6500. References to, or descriptions of, assets and operations of the Company in this quarterly report include the assets and operations of the Operating Partnership and its subsidiaries as well as the predecessors of the Company.

General

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

         Unconsolidated Affiliates

     In January 1999, the Company announced the formation of a new joint venture, Entell NGL Services, LLC ("Entell"), for the development of a NGL transportation and distribution system. Entell anticipates that the system will be capable of distributing products from key NGL sources in southern Louisiana directly to major NGL markets, including the lower Mississippi River corridor, Dixie pipeline, Lake Charles, Louisiana and Mont Belvieu, Texas. Entell is equally owned by the Company and Tejas (a Shell subsidiary). Entell leases a portion of the Company's Sorrento pipeline system connecting several market centers in Louisiana, including Breaux Bridge, Tebone, Riverside, Sorrento, and Garyville. These assets have the capacity to move a total of 80,000 barrels per day.

     In addition to Entell, at March 31, 1999, the Company's other significant unconsolidated affiliates were BEF, MBA, EPIK, BRF, Tri-States and Wilprise. BEF owns the MTBE production facility operated by the Company at its Mont Belvieu complex. MBA owns a 50% interest in a NGL fractionation facility at the Company's Mont Belvieu complex. EPIK owns a refrigerated NGL marine terminal loading facility located on the Houston ship channel. An expansion of EPIK's NGL marine terminal loading facility is under way and is scheduled for completion in the fourth quarter of 1999. BRF owns a NGL fractionation facility which is under construction in Louisiana. This facility is expected to begin operations in the second quarter of 1999. Tri-States owns a NGL pipeline in Louisiana, Mississippi, and Alabama which became operational on March 26, 1999. Wilprise owns a NGL pipeline in Louisiana. Management anticipates that the Wilprise pipeline will become operational in the second quarter of 1999 in conjunction with the availability of product and the startup of the BRF fractionation facility.

Results of Operations

     The Company's operating margins by business unit for the three month periods ended March 31, 1998 and 1999 were as follows:


                                                      Three Months Ended
                                                          March 31,
                                                      1998          1999
                                                 -----------------------------
Operating Margin:
      NGL Fractionation.........................  $    841       $   806
      Isomerization.............................     2,654         5,637
      Propylene Fractionation...................     2,012         5,086
      Pipeline..................................     3,275         2,094
      Storage and Other Plants..................       288          (121)
                                                 =============================
Total                                             $  9,070      $ 13,502
                                                 =============================

     The Company's plant production data (in thousands of barrels per day) for the three month periods ended March 31, 1998 and 1999 were as follows:

                                                      Three Months Ended
                                                          March 31,
                                                      1998          1999
                                                 -----------------------------
Plant Production Data:
      NGL Fractionation.........................       207           150
      Isomerization.............................        62            67
      MTBE......................................        10            12
      Propylene Fractionation...................        24            23

     The Company's equity in income of unconsolidated affiliates (in thousands) for the three month periods ended March 31, 1998 and 1999 were as follows:

                                                     Three Months ended
                                                         March 31,
                                                     1998          1999
                                                -----------------------------
Equity in income of unconsolidated affiliates:
      BEF.......................................  $   875       $   301
      MBA.......................................    1,947           760
      BRF.......................................        -         (143)
      EPIK......................................        -           397
      Entell....................................        -           248
                                                =============================
Total                                             $ 2,822       $ 1,563
                                                =============================

First Quarter 1999 Compared with First Quarter 1998

     Revenues; Costs and Expenses

     The Company's revenues decreased by 23% to $147.3 million in 1999 compared to $190.5 million in 1998. The Company's costs and expenses decreased by 26% to $133.8 million in 1999 compared to $181.4 million in 1998. Both revenues and cost of goods sold decreased from 1998 to 1999 due to sharp declines in average NGL prices. For example, isobutane prices decreased from an average of 36.3 cents per gallon in 1998 to 29.2 cents per gallon in 1999. Operating margin increased by 48% to $13.5 million in 1999 compared to $9.1 million in 1998.

     NGL Fractionation. The Company's operating margin for NGL fractionation was $0.8 million for both 1999 and 1998. Excluding the positive effect of $0.6 million in overhead expenses and support facility cost reimbursements from joint venture partners in 1999, the Company's NGL fractionation operating margin decreased 75% to $0.2 million in 1999 from $0.8 million in 1998. Average daily fractionation volumes decreased from 207 MBPD ("thousands of barrels per day") in 1998 to 150 MBPD in 1999. During the first quarter of 1999, natural gas prices remained higher than the energy unit equivalent of ethane; therefore, upstream natural gas processing plants rejected ethane which reduced the volumes delivered to Company facilities for fractionation services. The Company took advantage of the reduced demand for its fractionation services during the first quarter of 1999 to perform certain preventative maintenance procedures on one of its fractionation facilities that are generally required every two to three years.

     Isomerization. The Company's operating margin for isomerization increased 107% to $5.6 million in 1999 compared to $2.7 million in 1998. Isobutane volumes from tolling and merchant activities for the first quarter of 1999 averaged 96 MBPD as compared to 92 MBPD for the same period in 1998. The operating margin for 1999 included a $0.7 million benefit from the amortization of the deferred gain associated with the sale and leaseback of one of the Company's isomerization units. Excluding this benefit, the operating margin for 1999 would have been $4.9 million as compared to $2.7 million in 1998.

     Average daily toll processing volumes were 56 MBPD in 1999, or 84% of total volumes produced, compared to 54 MBPD in 1998, or 86% of total volumes produced. Isobutane volumes related to merchant activities were 40 MBPD in 1999 compared to 38 MBPD in 1998. Demand for isobutane is seasonal based on the demand for motor gasoline and its additives which is generally at seasonal lows during the first quarter of the year. In addition, demand for isobutane was lower during both the first quarters of 1999 and 1998 due to the required annual maintenance of the BEF facility.

     Propylene Fractionation. The Company's operating margin increased 155% to $5.1 million in 1999 from $2.0 million in 1998 despite slightly lower production volumes. Propylene production averaged 23 MBPD in 1999 as compared to 24 MBPD in 1998. The earnings improvement was primarily attributable to the Company's actions to minimize risk in the merchant portion of this business by matching the volume, timing and price of feedstock purchases with sales of end products.

     Pipeline. The Company's operating margin from pipeline operations was $2.1 million in 1999 compared to $3.3 million in 1998. Throughput for the first quarter of 1999 averaged 170 MBPD as compared to 183 MBPD for the same period in 1998. The decrease in operating margin and throughput was primarily attributable to a decrease in import volumes.

          Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $2.8 million to $3.0 million in 1999 from $5.8 million in 1998. This decrease was primarily due to the adoption of the EPCO Agreement in July 1998 in conjunction with the Company's initial public offering ("IPO") which fixed reimbursable selling, general, and administrative expenses at $1.0 million per month.

          Interest Expense

     Interest expense was $2.0 million in 1999 and $6.7 million in 1998. This decrease was principally due to the reduced level of average debt outstanding during the first quarter of 1999 attributable to the retirement of debt in July 1998 using proceeds from the Company's IPO.

     Equity Income in Unconsolidated  Affiliates

     Equity income in unconsolidated affiliates was $1.6 million in 1999 compared to $2.8 million in 1998. Equity income from BEF decreased 67% from $0.9 million in 1998 to $0.3 million in 1999. Equity income from BEF for both periods was affected by required annual maintenance on the Company's MTBE facility that generally takes the unit out of production for approximately three weeks. Equity income from BEF during 1999 also includes a $1.5 million non-cash charge for the cumulative effect of a change in accounting principal related to the write-off of deferred start-up costs as prescribed by generally accepted accounting principles. Equity income from MBA decreased 58% to $0.8 million in 1999 from $1.9 million in 1998 due to decreased throughput caused by ethane rejection and downtime associated with preventative maintenance activities. Among the Company's new projects, equity income from EPIK was $0.4 million and Entell was $0.3 million. BRF, which is still in the development stage, showed a slight loss of $0.1 million.


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

     Cash flows from operating activities were a $20.3 million inflow for the first quarter of 1999 compared to a $36.0 million outflow for the comparable period of 1998. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income of unconsolidated affiliates and changes in working capital. Depreciation and amortization increased by $0.3 million in 1999 as a result of additional capital expenditures. The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

     Cash outflows from investing activities were $24.3 million in 1999 and $3.6 million for the comparable period of 1998. Cash outflows included capital expenditures of $1.7 million for 1999 and $1.9 million for 1998. Included in the capital expenditures amounts are maintenance capital expenditures of $0.3 million for 1999 and $0.5 million for 1998. Investing cash outflows in 1999 also included $28.9 million in advances to and investments in unconsolidated affiliates versus $3.0 million for the comparable period of 1998. The $25.9 million increase stems primarily from contributions made to the Wilprise, Tri-States, and BRF joint ventures located in Louisiana. Also, the Company received $3.7 million in payments on notes receivable from the BEF and MBA notes purchased during 1998 with the proceeds of the Company's IPO.

     Cash flows from financing activities were a $15.4 million outflow in 1999 versus a $8.2 million outflow for the comparable period of 1998. Cash flows from financing activities are affected primarily by repayments of long-term debt, borrowings under the long-term debt agreements and distributions to the partners. Cash flows from financing activities for 1999 also reflected the purchase of $4.7 million of Common Units by a consolidated trust.

          Future Capital Expenditures

     The Company currently estimates that its share of remaining expenditures for significant capital projects in fiscal 1999 will be approximately $10.6 million. These expenditures relate to the construction of joint venture projects which will be recorded as additional investments in unconsolidated affiliates. The Company expects to finance these expenditures out of operating cash flows, remaining proceeds from its IPO and borrowings under its bank credit facility. As of March 31, 1999, the Company had $7.1 million in outstanding purchase commitments associated with its capital projects.

     Distributions from Unconsolidated Affiliates;  Loan Participations

     Distributions to the Company from MBA were $1.1 million in 1999 and $1.2 million in 1998. Distributions from BEF in 1999 were $0.3 million. Prior to the first quarter of 1998, BEF was prohibited under the terms of its bank indebtedness from making distributions to its owners. The restrictions lapsed during the first quarter of 1998 as a result of BEF having repaid 50% of the principal on such indebtedness, with the Company receiving its first distribution from BEF in April 1998. Distributions from EPIK in 1999 were $1.1 million. EPIK was formed in the second quarter of 1998 and had no distributions until the third quarter of 1998.

     In connection with the IPO in July 1998, the Company purchased participation interests in a bank loan to MBA and a bank loan to BEF. The Company acquired an approximate $7.7 million participation interest in the bank debt of MBA, which bears interest at a floating rate per annum of LIBOR plus 0.75% and matures on December 31, 2001. The Company is receiving monthly principal payments, aggregating approximately $1.7 million per year, plus interest from MBA during the term of the loan. The Company will receive a final payment of principal and interest of $1.8 million upon maturity. The Company acquired an approximate $26.1 million participation interest in a bank loan to BEF, which bears interest at a floating rate per annum at either the bank's prime rate, CD rate, or the Eurodollar rate plus the applicable margin as defined in the facility and matures on May 31, 2000. The Company is receiving quarterly principal payments of approximately $3.3 million plus interest from BEF during the term of the loan.

     Bank Credit Facility

     In July 1998, Enterprise Products Operating L.P. (the "Operating Partnership") entered into a $200.0 million bank credit facility that includes a $50.0 million working capital facility and a $150.0 million revolving term loan facility. The $150.0 million revolving term loan facility includes a sublimit of $30.0 million for letters of credit. As of March 31, 1999, the Company has borrowed $110.0 million under the bank credit facility.

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

     The credit agreement relating to the facility contains a prohibition on distributions on, or purchases or redemptions of, Units if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $257,000,000 plus 75% of the net cash proceeds from the sale of equity securities of the Company that are contributed to the Operating Partnership, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.50 to 1.0 and
iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 2.25 to 1.0.

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


MTBE Production

     The Company owns a 33-1/3% economic interest in the BEF partnership that owns the MTBE production facility located within the Company's Mont Belvieu complex. The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation. Any changes to these programs that enable localities to opt out of these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations. On March 25, 1999, the Governor of California ordered the phase-out of MTBE in that state by the end of 2002 due to allegations by several public advocacy and protest groups that MTBE contaminates water supplies, causes health problems and has not been as beneficial in reducing air pollution as originally contemplated. The order also seeks to obtain a waiver of the oxygenate requirement from the federal Environmental Protection Agency ("EPA") in order to facilitate the phase-out. In addition, legislation to amend the federal Clean Air Act of 1990 has been introduced in the U.S. House of Representatives to ban the use of MTBE as a fuel additive within three years. Legislation introduced in the U.S. Senate would eliminate the Clean Air Act's oxygenate requirement in order to assist the elimination of MTBE in fuel. No assurance can be given as to whether this or similar federal legislation ultimately will be adopted or whether Congress or the EPA might takes steps to override the MTBE ban in California. The EPA has formed a Blue Ribbon Panel (the "Panel") to review the use of oxygenates in gasoline, which has held several public meetings. The EPA also plans to conduct studies of the health effects of MTBE. The Panel is expected to issue a report to the EPA in July 1999, but the health studies will not be completed for several years. It is not possible to predict what recommendations the Panel will make or whether the EPA will act on them or to predict the results of the health studies.

     The Company is developing a contingency plan for use of the BEF MTBE facility if MTBE were banned. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. At present the forecast cost of this conversion would be in the $15 million to $20 million range. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.


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

     Since 1997, EPCO has been assessing the impact of Year 2000 compliance issues on the software and hardware used by the Company. A team is in the process of reviewing and documenting the status of EPCO's and the Company's systems for Year 2000 compliance. The key information systems still under review include the Company's pipeline Supervisory Control and Data Acquisition ("SCADA") system, plant, storage, and other pipeline operating systems. In connection with each of these areas, consideration is being given to hardware, operating systems, applications, data base management, system interfaces, electronic transmission, and outside vendors. Work on these systems is in varying degrees of completion. We are pleased to announce that work has been completed on the financial and human resource systems of EPCO. Both of these systems are now fully Year 2000 compliant.

     As of March 31, 1999, EPCO had spent approximately $131,500 in connection with Year 2000 compliance and has estimated the future costs to approximate $207,000. This cost estimate does not include internal costs of EPCO's previously existing resources and personnel that might be partially used for Year 2000 compliance or cost of normal system upgrades which also included various Year 2000 compliance features or fixes. Such internal costs have been determined to be materially insignificant to the total estimated cost of Year 2000 compliance.

     At this time, the Company believes its total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material to its financial position or its ability to sustain operations. As of March 31, 1999, the Company has incurred expenditures aggregating $60,000 in connection with Year 2000 compliance. The Company expects future spending to approximate $966,000 (principally for the SCADA system) to complete the project and become fully compliant with all Year 2000 issues. This estimated cost does not include the Company's internal costs related to previously existing resources and personnel that might be partially used for remediation of Year 2000 compliance issues. Such internal costs have been determined to be materially insignificant to the total estimated cost of Year 2000 compliance. These amounts are current cost estimates and actual future costs could potentially be higher or lower than the estimates. The Company relies on third-party suppliers for certain systems, products and services, including telecommunications. There can be no assurance that the systems of other companies on which the Company's systems rely also will timely be compliant or that any such failure to be compliant by another company would not have an adverse effect on the Company's systems. The Company has received some preliminary information concerning Year 2000 compliance status from a group of critical suppliers and vendors, and anticipates receiving additional information in the near future. This information will assist the Company in determining the extent to which it may be vulnerable to those third parties' failure to address their Year 2000 compliance issues.

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

Accounting Standards

     Recent Statements of Financial Accounting Standards ("SFAS") include (effective for all fiscal quarters of fiscal years beginning after June 15,
1999) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management is currently studying this SFAS item for its possible impact on the consolidated financial statements. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." For years beginning after December 15, 1998, SOP 98-5 generally requires that all start-up costs of a business activity be charged to expense as incurred and any start-up costs previously deferred should be written off as a cumulative effect of a change in accounting principle. Adoption of SOP 98-5 during 1999 did not have a material impact on the consolidated financial statements except for a $4.5 million noncash write-off that occurred on January 1, 1999 of the unamortized balance of deferred start-up costs of BEF, in which the Company owns a 33-1/3% interest. This write-off caused a $1.5 million reduction in the equity in income of unconsolidated affiliates for 1999 and a corresponding reduction in the Company's investment in unconsolidated affiliates.

Uncertainty of Forward-Looking Statements and Information.

     This quarterly report contains various forward-looking statements and information that are based on the belief of the Company and the General Partner, as well as assumptions made by and information currently available to the Company and the General Partner. When used in this document, words such as "anticipate," "estimate," "project," "expect," "plan," "forecast," "intend," "could," and "may," and similar expressions and statements regarding the plans and objectives of the Company for future operations, are intended to identify forward-looking statements. Although the Company and the General Partner believe that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties, and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected. Among the key risk factors that may have a direct bearing on the Company's results of operations and financial condition are: (a) competitive practices in the industries in which the Company competes, (b) fluctuations in oil, natural gas, and NGL product prices and production, (c) operational and systems risks, (d) environmental liabilities that are not covered by indemnity or insurance, (e) the impact of current and future laws and governmental regulations (including environmental regulations) affecting the NGL industry in general, and the Company's operations in particular, (f) loss of a significant customer, and (g) failure to complete one or more new projects on time or within budget.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


     The Company is exposed to financial market risks, including changes in interest rates with respect to its investments in financial instruments and changes in commodity prices. The Company may, but generally does not, use derivative financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) or derivative commodity instruments (i.e., commodity futures, forwards, swaps, or options, and other commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument) to mitigate either of these risks. The return on the Company's financial investments is generally not affected by foreign currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. At March 31, 1999, the Company had no derivative instruments in place to cover any potential interest rate, foreign currency or other financial instrument risk.

     At March 31, 1999, the Company had $4.7 million invested in cash and cash equivalents. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk. The Company's inventory of NGLs and NGL products at March 31, 1999, was $17.8 million. Inventories are carried at the lower of cost or market. A 10% adverse change in commodity prices would result in an approximate $1.8 million decrease in the fair value of the Company's inventory, based on a sensitivity analysis at March 31, 1999. Actual results may differ materially. All the Company's long-term debt is at variable interest rates; a 10% change in the base rate selected would have an approximate $0.6 million effect on the amount of interest expense for the year based upon amounts outstanding at March 31, 1999.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

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

          *3.3 LLC  Agreement  of   Enterprise   Products  GP  (Exhibit  3.3  to
               Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

          *4.1 Form of Common  Unit  certificate  (Exhibit  4.1 to  Registration
               Statement on Form S-1/A,  File No.  333-52537,  filed on July 21,
               1998).

          *4.2 Credit  Agreement among Enterprise  Products  Operating L.P., the
               Several Banks from Time to Time Parties Hereto, Den Norske Bank ASA, and Bank of Tokyo-Mitsubishi, Ltd. , Houston Agency as Co-Arrangers, The Bank of Nova Scotia, as Co-Arranger and as Documentation Agent and The Chase Manhattan Bank as Co-Arranger and as Agent dated as of July 27, 1998 as Amended and Restated as of September 30, 1998. (Exhibit 4.2 on Form 10-K for year ended December 31, 1998, filed March 17, 1999).

          *10.1Articles of Merger of Enterprise  Products Company,  HSC Pipeline
               Partnership, L.P., Chunchula Pipeline Company, LLC, Propylene Pipeline Partnership, L.P., Cajun Pipeline Company, LLC and Enterprise Products Texas Operating L.P. dated June 1, 1998 (Exhibit 10.1 to Registration Statement on Form S-1/A, File No:
               333-52537, filed on July 8, 1998).

          *10.2Form of  EPCO  Agreement  between  Enterprise  Products  Partners
               L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC and Enterprise Products Company (Exhibit 10.2 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21,
               1998).

          *10.3Transportation  Contract between  Enterprise  Products  Operating
               L.P. and Enterprise Transportation Company dated June 1, 1998 (Exhibit 10.3 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

          *10.4Venture Participation  Agreement between Sun Company, Inc. (R&M),
               Liquid Energy Corporation and Enterprise Products Company dated May 1, 1992 (Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

          *10.5Partnership  Agreement between Sun BEF, Inc., Liquid Energy Fuels
               Corporation and Enterprise Products Company dated May 1, 1992 (Exhibit 10.5 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

          *10.6Amended and Restated  MTBE  Off-Take  Agreement  between  Belvieu
               Environmental Fuels and Sun Company, Inc. (R&M) dated August 16, 1995 (Exhibit 10.6 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

          *10.7Articles of  Partnership  of Mont Belvieu  Associates  dated July
               17, 1985 (Exhibit 10.7 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13, 1998).

          *10.8First  Amendment  to  Articles  of  Partnership  of Mont  Belvieu
               Associates dated July 15, 1996 (Exhibit 10.8 to Registration Statement on Form S-1, File No. 333-52537, filed on May 13,
               1998).

          *10.9Propylene  Facility and  Pipeline  Agreement  between  Enterprise
               Petrochemical Company and Hercules Incorporated dated December 13, 1978 (Exhibit 10.9 to Registration Statement on Form S-1, File No. 333-52537, dated May 13, 1998).

          *10.10 Restated Operating Agreement for the Mont Belvieu Fractionation
               Facilities Chambers County, Texas between Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company and Champlin Petroleum Company dated July 17, 1985 (Exhibit 10.10 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

          *10.11  Ratification  and Joinder  Agreement  relating to Mont Belvieu
               Associates Facilities between Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company, Champlin Petroleum Company and Mont Belvieu Associates dated July 17, 1985 (Exhibit
               10.11 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

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

          27.1 Financial Data Schedule

         * Asterisk indicates exhibits incorporated by reference as indicated

         (b) Reports on Form 8-K

         None.

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


                                               Enterprise Products Partners L.P.
                                                (A Delaware Limited Partnership)

                                            By:      Enterprise Products GP, LLC
                                                     as General Partner


Date:   May 12, 1999                        By:      /s/ Gary L. Miller
                                                     ---------------------------
                                                     Executive Vice President
                                                     Chief Financial Officer
                                                     and Treasurer