Form 10-Q
period 1999-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 1999-08-10
CIK 1061219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     The  registrant had  45,552,915  Common Units  outstanding as of August 9,
1999.

               Enterprise Products Partners L.P. and Subsidiaries

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                           No.
Part I.  Financial Information

Item 1.  Financial Statements

Enterprise Products Partners L.P. Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets,  June 30, 1999 and December 31, 1998                1

         Statements of Consolidated Operations
                  for the Three and Six Months ended June 30, 1999 and 1998               2

         Statements of Consolidated Cash Flows
                  for the Three and Six Months ended June 30, 1999 and 1998               3

         Notes to Unaudited Consolidated Financial Statements                             4-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            9-20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      21

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                22-24

         Signature Page                                                                   25

                         PART 1. FINANCIAL INFORMATION.
                          Item 1. FINANCIAL STATEMENTS.

                        Enterprise Products Partners L.P.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                                    June 30,
                                                                                               December 31,           1999
                                           ASSETS                                                  1998           (Unaudited)
                                                                                             -------------------------------------
Current Assets
       Cash and cash equivalents                                                                 $ 24,103           $  3,959
       Accounts receivable - trade                                                                 57,288             57,644
       Accounts receivable - affiliates                                                            15,546             21,764
       Inventories                                                                                 17,574             55,526
       Current maturities of participation in notes receivable from
           unconsolidated affiliates                                                               14,737             14,737
        Prepaid and other current assets                                                            8,445              7,475
                                                                                             -------------------------------------
                        Total current assets                                                      137,693            161,105
Property, Plant and Equipment, Net                                                                499,793            492,788
Investments in and Advances to Unconsolidated Affiliates                                           91,121            132,005
Participation in Notes Receivable from Unconsolidated Affiliates                                   11,760              4,391
Other Assets                                                                                          670                236
                                                                                             =====================================
                        Total                                                                    $741,037           $790,525
                                                                                             =====================================

                              LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
       Accounts payable - trade                                                                  $ 36,586           $ 36,422
       Accrued gas payables                                                                        27,183             50,047
       Accrued expenses                                                                             7,540              5,591
       Other current liabilities                                                                   11,462              7,819
                                                                                             -------------------------------------
                        Total current liabilities                                                  82,771             99,879
Long-Term Debt                                                                                     90,000            145,000
Minority Interest                                                                                   5,730              5,548
Commitments and Contingencies
Partners' Equity
       Common Units                                                                               433,082            410,958
       Subordinated Units                                                                         123,829            123,693
       General Partner                                                                              5,625              5,447
                                                                                             -------------------------------------
                        Total Partners' Equity                                                    562,536            540,098
                                                                                             =====================================
                        Total                                                                    $741,037           $790,525
                                                                                             =====================================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Partners L.P.
                      Statement of Consolidated Operations
                                   (Unaudited)
                 (Amounts in thousands, except per Unit amounts)

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                               1998               1999              1998               1999
                                                         --------------------------------------------------------------------------
REVENUES                                                       $207,566           $174,599          $398,083           $321,913
COST AND EXPENSES
Operating costs and expenses                                    186,784            153,283           368,231            287,095
Selling, general and administrative                               5,857              3,000            11,611              6,000
                                                         --------------------------------------------------------------------------
         Total                                                  192,641            156,283           379,842            293,095
                                                         --------------------------------------------------------------------------
OPERATING INCOME                                                 14,925             18,316            18,241             28,818
                                                         --------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                 (4,070)            (1,913)          (10,804)            (3,959)
Equity income in unconsolidated affiliates                        3,831              2,880             6,653              4,443
Interest income from unconsolidated affiliates                        -                292                 -                689
Interest income - other                                             285                148               560                432
Other, net                                                          428               (373)              430               (512)
                                                         --------------------------------------------------------------------------
          Other income  (expense)                                   474              1,034            (3,161)             1,093
                                                         --------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                  15,399             19,350            15,080             29,911
MINORITY INTEREST                                                  (154)              (196)             (151)              (302)
                                                         ==========================================================================
NET INCOME                                                   $   15,245         $   19,154        $   14,929         $   29,609
                                                         ==========================================================================
ALLOCATION OF NET INCOME TO:
          Limited partners                                   $   15,093         $   18,962        $   14,780         $   29,313
          General partner                                    $      152         $      192        $      149         $      296
                                                         ==========================================================================
NET INCOME PER UNIT                                          $     0.27         $     0.28        $     0.27         $     0.44
                                                         ==========================================================================
WEIGHTED-AVERAGE NUMBER OF UNITS
          OUTSTANDING                                            54,963             66,696            54,963             66,725
                                                         ==========================================================================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Partners L.P.
                      Statements of Consolidated Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             1998           1999
                                                                         -----------------------------
OPERATING ACTIVITIES
Net income                                                                   $14,929        $29,609
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                            9,403          9,790
      Equity in income of unconsolidated affiliates                           (6,653)        (4,443)
      Leases paid by EPCO                                                          -          5,278
      Minority interest                                                          151            302
      (Gain) loss on sale of assets                                             (252)           124
      Net effect of changes in operating accounts                            (36,667)       (26,417)
                                                                         -----------------------------
Operating activities cash flows                                              (19,089)        14,243
                                                                         -----------------------------
INVESTING ACTIVITIES
Capital expenditures                                                          (7,388)        (2,513)
Proceeds from sale of assets                                                   3,704              7
Collection of notes receivable from unconsolidated affiliates                      -          7,369
Unconsolidated affiliates:
      Investments in and advances to                                         (14,471)       (40,432)
      Distributions received                                                   4,891          3,991
                                                                         -----------------------------
Investing activities cash flows                                              (13,264)       (31,578)
                                                                         -----------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                          -         85,000
Long-term debt repayments                                                    (12,174)       (30,000)
Net decrease in restricted cash                                               (1,212)             -
Cash dividends paid to partners                                                    -        (52,718)
Cash dividends paid to minority interest                                           -           (538)
Units acquired by consolidated trusts                                              -         (4,607)
Cash contributions from EPCO to minority interest                                  -             54
                                                                         -----------------------------
Financing activities cash flows                                              (13,386)        (2,809)
                                                                         -----------------------------
CASH CONTRIBUTIONS FROM (TO) EPCO                                             35,974              -
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (9,765)       (20,144)
CASH AND CASH EQUIVALENTS, JANUARY 1                                          18,941         24,103
                                                                          =============================
CASH AND CASH EQUIVALENTS , JUNE 30                                         $  9,176       $  3,959
                                                                         =============================

            See Notes to Unaudited Consolidated Financial Statements

                        Enterprise Products Partners L.P.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   GENERAL

In the opinion of Enterprise Products Partners L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1999 and its consolidated results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("Form 10-K").

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.

2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At June 30, 1999, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

     Belvieu Environmental Fuels ("BEF") - a 33-1/3% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility.

     Mont Belvieu Associates ("MBA") - a 49% economic interest in an entity which owns a 50% interest in a NGL fractionation facility. See Note 7 for subsequent event.

     Entell NGL Services, LLC ("Entell") - a 50% economic interest in a NGL transportation and distribution system located in Louisiana and southeast Texas.

     Baton Rouge Fractionators LLC ("BRF") - a 27.5% economic interest in a NGL fractionation facility which is scheduled to begin production during the third quarter of 1999.

     EPIK Terminalling L.P. and EPIK Gas Liquids, LLC (collectively, "EPIK") - a 50% aggregate economic interest in a refrigerated NGL marine terminal loading facility which is under construction and scheduled to become fully operational in the fourth quarter of 1999.

     Wilprise Pipeline Company, LLC ("Wilprise") - a 33-1/3% economic interest in a NGL pipeline system that is scheduled to become fully operational in the third quarter of 1999 in conjunction with the startup of the BRF NGL fractionation facility.

The Company's investments in and advances to unconsolidated affiliates also includes Tri-States NGL Pipeline, LLC ("Tri-States"). The Tri-States investment consists of a 16-2/3% economic interest in a NGL pipeline system which became operational on March 26, 1999. This investment is accounted for using the cost method in accordance with generally accepted accounting principles.

Other joint ventures included various entities in the formation stage at June 30, 1999.

Investments in and advances to unconsolidated affiliates at:

                                                     December 31,      June 30,
                                                          1998            1999
                                                    ---------------------------------
BEF................................................   $  50,079         $  51,712
MBA................................................      12,551            14,373
BRF................................................      17,896            28,148
EPIK...............................................       5,667            11,773
Wilprise...........................................       4,873             7,540
Entell.............................................           -               773
Tri-States.........................................          55            14,794
Other..............................................           -             2,892
                                                    =================================
Total..............................................   $  91,121         $ 132,005
                                                    =================================

Equity in income of unconsolidated affiliates for the:

                                        Three Months ended                Six Months ended
                                             June 30,                         June 30,
                                      1998             1999            1998             1999
                                 ------------------------------------------------------------------
BEF............................       $2,381           $1,936          $3,254           $2,237
MBA............................        1,494              424           3,443            1,184
BRF............................            -             (143)              -             (286)
EPIK...........................          (44)            (220)            (44)             177
Entell.........................            -              883               -            1,131
                                 ==================================================================
Total..........................       $3,831           $2,880          $6,653           $4,443
                                 ==================================================================

3.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                 Six Months Ended
                                                                     June 30,
                                                               1998            1999
                                                         ---------------------------------
(Increase) decrease in:
      Accounts receivable...............................      $ 4,805          $ (6,574)
      Inventories.......................................      (19,015)          (37,952)
      Prepaid and other current assets..................          425               970
      Other assets......................................         (906)                -
Increase (decrease) in:
      Accounts payable - trade..........................      (34,203)             (164)
      Accrued gas payable...............................       23,699            22,864
      Accrued expenses..................................       (4,849)           (1,949)
      Other current liabilities.........................       (6,623)           (3,612)
                                                         =================================
Net effect of changes in operating accounts                 $ (36,667)         $(26,417)
                                                         =================================

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

On June 6, 1999,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays and amends the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. Management is currently studying both SFAS No. 137 and SFAS No. 133 for possible impact on the consolidated financial statements.

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

5.   CAPITAL STRUCTURE

At June 30, 1999, the Company had 33,552,915 Common Units outstanding held by Enterprise Products Company (the Company's ultimate parent or "EPCO") and 12,000,000 Common Units outstanding held by third parties. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a Long-Term Incentive Plan (the "Plan"). Provisions of the Plan were not finalized as of August 9, 1999. At June 30, 1999, the Trust had purchased a total of 267,200 Common Units (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units are considered outstanding and will receive distributions; however, they are excluded from the calculation of net income per Unit in accordance with generally accepted accounting principles.

6.  DISTRIBUTIONS

On January 12, 1999, the Company declared a quarterly distribution of $.45 per Unit for the fourth quarter of 1998, which was paid on February 11, 1999 to all Unitholders of record on January 29, 1999. The Company declared its distribution for the first quarter of 1999 on April 16, 1999 in the amount of $.45 per Common Unit. The first quarter 1999 distribution was paid on May 12, 1999 to Common Unitholders of record on April 30, 1999. The Company declared a $.45 per Common Unit distribution for the second quarter of 1999 on July 16, 1999. The second quarter 1999 distribution will be paid on August 11, 1999 to Common Unitholders of record on July 30, 1999.

7.   SUBSEQUENT EVENTS

Acquisition of Tejas Assets

On April 20, 1999, the Company and Tejas Energy, LLC ("Tejas"), an affiliate of Shell Oil Company ("Shell"), announced that they had agreed to general terms for a business combination encompassing the Company and a substantial portion of Tejas' natural gas liquids ("NGL") business. The agreed upon terms contemplate Tejas contributing certain NGL assets to the Company for which Tejas would receive an equity interest in the Company and other consideration. The completion of this transaction would form a business combination comprising a fully integrated Gulf Coast NGL processing, fractionation, storage, and transportation business. It would also establish an alliance between the Company and Shell whereby the Company would have the rights to process Shell's current and future Gulf of Mexico natural gas production and market the NGLs recovered. Any transaction resulting from the agreed upon terms would be subject to the Company and Tejas successfully executing a definitive agreement; satisfactorily completing their respective due diligence reviews; receiving requisite regulatory approvals and receiving approvals from each company's board of directors. The parties anticipate the closing of this transaction in August 1999.

Purchase of Lou-Tex Pipeline

On July 27, 1999, the Company announced the execution of a letter of intent to acquire a Louisiana and Texas pipeline asset from Concha Chemical Pipeline Company ("Concha"), an affiliate of Shell Oil Company, for an undisclosed amount of cash. The pipeline being acquired, referred to as the Lou-Tex pipeline, is 263 miles of 10" pipeline from Sorrento, Louisiana to Mont Belvieu, Texas. The Lou-Tex pipeline is currently dedicated to the transportation of chemical grade propylene from Sorrento to the Mont Belvieu area. Enterprise plans to convert a portion of the Lou-Tex pipeline into batch service. In batch service, the pipeline will be able to transport refinery and chemical grade propylene, mixed NGLs and NGL products: ethane, propane, normal butane, isobutane and natural gasoline. In conjunction with the plans to convert the pipeline to batch service, the capacity of the Lou-Tex pipeline will be increased to approximately 75,000 barrels per day. The acquisition of the Lou-Tex pipeline and its conversion into batch service is the first step in the Company's development of a $245 million, 160,000 barrel per day gas liquids pipeline system. This larger system will link growing supplies of NGLs produced in Louisiana and Mississippi with the principal NGL markets on the United States Gulf Coast. The completion of the Lou-Tex transaction is subject to the successful negotiation of definitive agreements, approval of those agreements by the respective managements and regulatory approvals. This transaction is expected to be completed by the end of the third quarter of 1999. Conversion of the Lou-Tex system to batch service with 75,000 barrels per day of capacity is expected in the second half of 2000.

The Company will acquire the Lou-Tex pipeline asset through its affiliate, Entell NGL Services, LLC ("Entell"). Entell, formed in early 1999, is a 50/50 joint venture between the Company and Tejas Natural Gas Liquids, LLC, an affiliate of Shell Oil Company. Upon completion of the previously announced NGL alliance between Shell Oil Company and the Company, Entell will be a wholly-owned subsidiary of the Company.

Acquisition of Kinder Morgan interest in Fractionation facility

On July 28, 1999, the Company announced that it had agreed to general terms and conditions for the Company to purchase Kinder Morgan Energy Partners L.P.'s 25% indirect ownership interest in a 210,000 barrel per day NGL fractionating facility located in Mont Belvieu, Texas for $41 million in cash and approximately $4 million in debt assumption. In conjunction with this transaction, the Company will acquire EPCO's 1% interest in MBA for an undisclosed amount of cash. Upon completion of these transactions, the Company's ownership interest in the Mont Belvieu fractionation facility will increase from 37.0% to 62.5%. This fractionator is located in the Company's Mont Belvieu processing complex. The Company serves as the operator of the facility. The parties anticipate closing this transaction in August 1999.

New Bank Credit facility

Also on July 28, 1999, Enterprise Products Operating L.P. (the "Operating Partnership") entered into a $350.0 million bank credit facility that includes a $50.0 million working capital facility and a $300.0 million revolving term loan facility. The $300.0 million revolving term loan facility includes a sublimit of $10.0 million for letters of credit. The proceeds of this loan will be used principally for the acquisition of the Tejas assets, the Lou-Tex pipeline, and Kinder Morgan's interest in the fractionation facility.

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

The credit agreement relating to the new facility contains a prohibition on distributions on, or purchases or redemptions of Units if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation, or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250,000,000, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0.

A "Change of Control" constitutes an Event of Default under the bank credit facility. A Change of Control includes any of the following events: (i) Dan L. Duncan (and certain affiliates) cease to own (a) at least 51% (on a fully converted, fully diluted basis) of the economic interest in the capital stock of EPCO or (b) an aggregate number of shares of capital stock of EPCO sufficient to elect a majority of the board of directors of EPCO; (ii) EPCO ceases to own, through a wholly owned subsidiary, at least 65% of the outstanding membership interest in the General Partner and at least a majority of the outstanding Common Units; (iii) any person or group beneficially owns more than 20% of the outstanding Common Units; (iv) the General Partner ceases to be the general partner of the Company or the Operating Partnership; or (v) the Company ceases to be the sole limited partner of the Operating Partnership.

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

              For the Interim Periods ended June 30, 1999 and 1998

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

     The Company's processing operations are concentrated in Mont Belvieu, Texas, which is the hub of the domestic NGL industry and is adjacent to the largest concentration of refineries and petrochemical plants in the United States. The facilities operated by the Company at Mont Belvieu include: (i) one of the largest NGL fractionation facilities in the United States with an average production capacity of 210,000 barrels per day; (ii) the largest butane isomerization complex in the United States with an average isobutane production capacity of 116,000 barrels per day; (iii) one of the largest MTBE production facilities in the United States with an average production capacity of 14,800 barrels per day; and (iv) two propylene fractionation units with an average combined production capacity of 31,000 barrels per day. The Company owns all of the assets at its Mont Belvieu facility except for the NGL fractionation facility, in which it owns an effective 37.0% economic interest (see NGL Fractionation below); one of the propylene fractionation units, in which it owns a 54.6% interest and controls the remaining interest through a long-term lease; the MTBE production facility, in which it owns a 33-1/3% interest; and one of its three isomerization units and one deisobutanizer which are held under long-term leases with purchase options. The Company also owns and operates approximately 35 million barrels of storage capacity at Mont Belvieu and elsewhere that are an integral part of its processing operations, a network of approximately 500 miles of pipelines along the Gulf Coast and a NGL fractionation facility in Petal, Mississippi with an average production capacity of 7,000 barrels per day. The Company also leases and operates one of only two commercial NGL import/export terminals on the Gulf Coast.

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

     On July 28, 1999, the Company announced that it had agreed to general terms and conditions for the purchase of Kinder Morgan Energy Partners L.P.'s 50% economic interest in MBA for $41 million in cash and approximately $4 million in debt assumption. In conjunction with this transaction, the Company will acquire EPCO's 1% interest in MBA for an undisclosed amount of cash. Upon completion of this transaction, the Company's ownership interest in the Mont Belvieu fractionation facility will increase from 37.0% to 62.5%. The parties anticipate closing this transaction in August 1999.

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

         Unconsolidated Affiliates

     At June 30, 1999, the Company's significant unconsolidated affiliates were BEF, MBA, EPIK, BRF, Tri-States, Wilprise, and Entell. BEF owns the MTBE production facility operated by the Company at its Mont Belvieu complex. MBA owns a 50% interest in a NGL fractionation facility at the Company's Mont Belvieu complex. EPIK owns a refrigerated NGL marine terminal loading facility located on the Houston ship channel. An expansion of EPIK's NGL marine terminal loading facility is under way and is scheduled for completion in the fourth quarter of 1999. BRF owns a NGL fractionation facility in Louisiana. This facility is expected to begin operations in August 1999. Tri-States owns a NGL pipeline in Louisiana, Mississippi, and Alabama which became operational in March 1999. Wilprise owns a NGL pipeline in Louisiana. Management anticipates that the Wilprise pipeline will become fully operational in the third quarter of 1999 in conjunction with the startup of the BRF fractionation facility.


Results of Operations

     The Company's operating margins by business unit for the three and six month periods ended June 30, 1998 and 1999 were as follows:

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                      1998          1999          1998           1999
                                                 ----------------------------------------------------------
Operating Margin:
      NGL Fractionation.........................      $   697       $   726       $ 1,544       $ 1,532
      Isomerization.............................       10,808        12,359        13,462        17,996
      Propylene Fractionation...................        2,454         6,354         4,466        11,440
      Pipeline .................................        3,772         1,621         7,047         3,715
      Storage and Other Plants..................        3,051           256         3,339           135
                                                 ==========================================================
Total                                                 $20,782       $21,316       $29,858       $34,818
                                                 ==========================================================

     The Company's plant production data (in thousands of barrels per day) for the three and six month periods ended June 30, 1998 and 1999 were as follows:

                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                      1998          1999          1998           1999
                                                 ----------------------------------------------------------
Plant Production Data:
      NGL Fractionation                               205           166           206            158
      Isomerization                                    67            74            65             71
      MTBE                                             14            15            12             13
      Propylene Fractionation                          27            31            26             27

     The Company's equity in income of unconsolidated affiliates (in thousands) for the three and six month periods ended June 30, 1998 and 1999 were as follows:

                                        Three Months ended                Six Months ended
                                             June 30,                         June 30,
                                      1998             1999            1998             1999
                                 ------------------------------------------------------------------
BEF                                    $2,381           $1,936          $3,254           $2,237
MBA                                     1,494              424           3,443            1,184
BRF                                         -             (143)              -             (286)
EPIK                                      (44)            (220)            (44)             177
Entell                                      -              883               -            1,131
                                 ==================================================================
Total                                  $3,831           $2,880          $6,653           $4,443
                                 ==================================================================

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

     Revenues; Costs and Expenses

     The Company's revenues decreased by 16% to $174.6 million in 1999 compared to $207.6 million in 1998. The Company's costs and expenses decreased by 18% to $153.3 million in 1999 compared to $186.8 million in 1998. Revenues and cost of goods sold for the second quarter of 1998 were $32.4 million higher than in the second quarter of 1999 due to higher than normal sales of normal butane and contained propylene inventories. Excess inventory volumes of these commodities were sold in anticipation of forecasted declines in NGL prices. In the NGL industry, revenues and costs and expenses can fluctuate significantly based on the level of NGL prices without necessarily affecting margin. Operating margin increased by 2% to $21.3 million in 1999 compared to $20.8 million in 1998.

     NGL Fractionation.. The Company's operating margin for NGL fractionation was $0.7 million for both 1999 and 1998. Excluding the positive effect of $0.5 million in overhead expenses and support facility cost reimbursements from joint venture partners in 1999, the Company's NGL fractionation operating margin decreased 71% to $0.2 million in 1999 from $0.7 million in 1998. Average daily fractionation volumes decreased from 205 MBPD ("thousands of barrels per day") in 1998 to 166 MBPD in 1999. The lower fractionation rates are attributable to decreased volumes from joint owners and third party customers stemming partly from reduced drilling activity (and thus natural gas production) in the producing regions brought on by a decrease in oil and gas prices and the short-term diversion of customer volumes to a competitor. The Company fully expects that the diverted volumes will be recovered in the next six to twelve months.

     Isomerization. The Company's operating margin for isomerization increased 15% to $12.4 million in 1999 compared to $10.8 million in 1998. Isobutane volumes from tolling and merchant activities for the second quarter of 1999 averaged 107 MBPD as compared to 106 MBPD for the same period in 1998. The operating margin for 1999 included a $0.7 million benefit from the amortization of the deferred gain associated with the sale and leaseback of one of the Company's isomerization units. Excluding this benefit, the operating margin for 1999 would have been $11.7 million as compared to $10.8 million in 1998.

     Average daily toll processing volumes were 58 MBPD in 1999 compared to 56 MBPD in 1998. Isobutane volumes related to merchant activities were 49 MBPD in 1999 and 1998. Isobutane volumes were slightly higher in the second quarter of 1999 compared to second quarter of 1998 due to increased export volumes and higher isobutane prices.

     Propylene Fractionation. The Company's operating margin increased 156% to $6.4 million in 1999 from $2.5 million in 1998. Propylene production during the second quarter averaged 31 MBPD in 1999 as compared to 27 MBPD in 1998. The earnings improvement was primarily attributable to the Company's actions to maximize earnings while minimizing price risk in the merchant portion of this business by matching the volume, timing and price of feedstock purchases with sales of the product. Earnings also benefited from an increase in production volumes associated with spot business caused by increased demand for polymer grade propylene.

     Pipeline. The Company's operating margin from pipeline operations was $1.6 million in 1999 compared to $3.8 million in 1998. The decrease in Pipeline margin for the quarter was primarily attributable to the Company's contribution of certain wholly-owned pipeline assets, in the first quarter of 1999, and its export loading facility, in June 1998, to joint ventures in which the Company owns a 50% interest. As a result, the earnings from these assets since the time of their contribution are included in equity income from unconsolidated affiliates as prescribed by the equity method of accounting rather than in earnings from consolidated Pipeline operations. This change in accounting treatment accounts for approximately $1.9 million of the decrease. Throughput for the second quarter of 1999 averaged 189 MBPD as compared to 220 MBPD for the same period in 1998.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $2.9 million to $3.0 million in 1999 from $5.9 million in 1998. This decrease was primarily due to the adoption of the EPCO Agreement in July 1998 in conjunction with the Company's initial public offering ("IPO") which fixed reimbursable selling, general, and administrative expenses at an initial amount of $1.0 million per month.

     Interest Expense

     Interest expense for the second quarter was $1.9 million in 1999 and $4.1 million in 1998. This decrease was principally due to the reduced level of average debt outstanding during the first quarter of 1999 attributable to the retirement of debt in July 1998 using proceeds from the Company's IPO.

     Equity Income in Unconsolidated Affiliates

     Equity income in unconsolidated affiliates was $2.9 million in 1999 compared to $3.8 million in 1998. Equity income from BEF decreased 21% from $2.4 million in 1998 to $1.9 million in 1999. Equity income from BEF in 1999 was affected by contractual spot sales of MTBE in April 1999 and May 1999 . Equity income from MBA decreased 73% to $0.4 million in 1999 from $1.5 million in 1998 due to decreased throughput from joint owners and third party customers. Among the Company's new projects, equity income from Entell was $0.9 million with EPIK showing a loss of $0.2 million. Equity income from EPIK is seasonal based on export needs which are at a peak during the September to February time period. BRF, which is still in the development stage, showed a slight loss of $0.1 million.

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998


Revenues; Costs and Expenses

     The Company's revenues decreased by 19% to $321.9 million in 1999 compared to $398.1 million in 1998. The Company's costs and expenses decreased by 22% to $287.1 million in 1999 compared to $368.2 million in 1998. Both revenues and cost of goods sold decreased from 1998 to 1999 due to merchant activities associated with reductions of excess inventories in 1998 and declines in average NGL prices. Operating margin increased by 16% to $34.8 million in 1999 compared to $29.9 million in 1998.

     NGL Fractionation. The Company's operating margin for NGL fractionation was $1.5 million for both 1999 and 1998. Excluding the positive effect of $1.1 million in overhead expenses and support facility cost reimbursements from joint venture partners in 1999, the Company's NGL fractionation operating margin decreased 73% to $0.4 million in 1999 from $1.5 million in 1998. Average daily fractionation volumes decreased from 201 MBPD in 1998 to 180 MBPD in 1999.
Fractionation volumes are lower in 1999 as compared to 1998 due primarily to ethane rejection, downtime associated with preventative maintenance activities, lower natural gas production caused by depressed oil and gas prices, and the short-term diversion of customer volumes to a competitor. During the first quarter of 1999, natural gas prices remained higher than the energy unit equivalent of ethane; therefore, upstream natural gas processing plants rejected ethane which reduced the volumes delivered to Company facilities for fractionation services. The Company took advantage of the reduced demand for its fractionation services during the first quarter of 1999 to perform certain preventative maintenance procedures on one of its fractionation facilities that are generally required every two to three years. During the second quarter of 1999, volumes were reduced due to the short-term diversion of customer volumes to a competitor. Management expects that these volumes will be fully recovered in the next six to twelve months.

     Isomerization. The Company's operating margin for isomerization increased 33% to $18.0 million in 1999 compared to $13.5 million in 1998. Isobutane volumes from tolling and merchant activities for 1999 averaged 101 MBPD as compared to 99 MBPD for the same period in 1998. The operating margin for 1999 included a $1.3 million benefit from the amortization of the deferred gain associated with the sale and leaseback of one of the Company's isomerization units. Excluding this benefit, the operating margin for 1999 would have been $16.7 million as compared to $13.5 million in 1998.

     Average daily toll processing volumes were 57 MBPD in 1999, or 80% of total volumes produced, compared to 55 MBPD in 1998, or 85% of total volumes produced. Isobutane volumes related to merchant activities were 44 MBPD in 1999 and 1998. Isobutane volumes are higher in 1999 compared to 1998 due to increased export volumes and higher isobutane prices.

     Propylene Fractionation. The Company's operating margin increased 153% to $11.4 million in 1999 from $4.5 million in 1998. Propylene production averaged 27 MBPD in 1999 as compared to 26 MBPD in 1998. The earnings improvement was primarily attributable to the Company's actions to minimize risk in the merchant portion of this business by matching the volume, timing and price of feedstock purchases with sales of end products. The operating margin also benefited from an increase in production volumes associated with spot business caused by increased demand for polymer grade propylene.

     Pipeline. The Company's operating margin from pipeline operations was $3.7 million in 1999 compared to $7.0 million in 1998. Throughput for 1999 averaged 180 MBPD as compared to 201 MBPD for the same period in 1998. The decrease in throughput was primarily attributable to a decrease in import volumes. The decrease in Pipeline margin is principally related to the Company's contribution of certain wholly-owned pipeline assets, in the first quarter of 1999, and its export loading facility, in June 1998 to joint ventures in which the Company owns a 50% interest. As a result, the earnings from these assets since the time of their contribution are included in equity income from unconsolidated affiliates as prescribed by the equity method of accounting rather than in earnings from consolidated pipeline operations. This change in accounting treatment accounts for $2.8 million of the decrease.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $5.6 million to $6.0 million in 1999 from $11.6 million in 1998. This decrease was primarily due to the adoption of the EPCO Agreement in July 1998 in conjunction with the Company's initial public offering ("IPO") which fixed reimbursable selling, general, and administrative expenses at $1.0 million per month.

     On July 7, 1999, the Audit and Conflicts Committee of Enterprise Products GP, LLC (the general partner of the Company) authorized an increase in the administrative services fee to $1.1 million per month in accordance with the EPCO Agreement. The increased fees are effective August 1, 1999.

     Interest Expense

     Interest expense was $4.0 million in 1999 and $10.8 million in 1998. This decrease was principally due to the reduced level of average debt outstanding during the first quarter of 1999 attributable to the retirement of debt in July 1998 using proceeds from the Company's IPO.

     Equity Income in Unconsolidated Affiliates

     Equity income in unconsolidated affiliates was $4.4 million in 1999 compared to $26.7 million in 1998. Equity income from BEF decreased 33% from $3.3 million in 1998 to $2.2 million in 1999. Equity income from BEF for both periods was affected by required annual maintenance on the Company's MTBE facility that generally takes the unit out of production for approximately three weeks. Equity income from BEF during 1999 also includes a $1.5 million non-cash charge for the cumulative effect of a change in accounting principal related to the write-off of deferred start-up costs as prescribed by generally accepted accounting principles. Equity income from MBA decreased 65% to $1.2 million in 1999 from $3.4 million in 1998 due primarily to decreased throughput caused by ethane rejection and downtime associated with preventative maintenance activities. Among the Company's new projects, equity income from EPIK was $0.2 million and Entell was $1.1 million. BRF, which is still in the development stage, showed a slight loss of $0.3 million.


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

     Cash flows from operating activities were a $14.2 million inflow for the first six months of 1999 compared to a $19.1 million outflow for the comparable period of 1998. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income of unconsolidated affiliates and changes in working capital. Depreciation and amortization increased by $0.4 million in 1999 as a result of additional capital expenditures. The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

     Cash outflows from investing activities were $31.6 million in 1999 and $13.3 million for the comparable period of 1998. Cash outflows included capital expenditures of $2.5 million for 1999 and $7.4 million for 1998. Included in the capital expenditures amounts are maintenance capital expenditures of $0.7 million for 1999 and $3.5 million for 1998. Investing cash outflows in 1999 also included $40.4 million in advances to and investments in unconsolidated affiliates versus $14.5 million for the comparable period of 1998. The $25.9 million increase stems primarily from contributions made to the Wilprise, Tri-States, and BRF joint ventures located in Louisiana. Also, the Company received $7.4 million in payments on notes receivable from the BEF and MBA notes purchased during 1998 with the proceeds of the Company's IPO.

     Cash flows from financing activities were a $2.8 million outflow in 1999 versus a $13.4 million outflow for the comparable period of 1998. Cash flows from financing activities are affected primarily by repayments of long-term debt, borrowings under the long-term debt agreements and distributions to the partners. Cash flows from financing activities for 1999 also reflected the purchase of $4.6 million of Common Units by a consolidated trust.

     Future Capital Expenditures

     The Company currently estimates that its share of remaining expenditures for significant capital projects in fiscal 1999 will be approximately $14.8 million. These expenditures relate to the construction of joint venture projects which will be recorded as additional investments in unconsolidated affiliates. The Company forecasts that an additional $6.7 million will be spent in 1999 on capital projects that will be recorded as property, plant, and equipment. The Company expects to finance these expenditures out of operating cash flows and borrowings under its bank credit facilities. As of June 30, 1999, the Company had $8.7 million in outstanding purchase commitments attributable to its capital projects. Of this amount, $6.1 million is associated with significant capital projects which will be recorded as additional investments in unconsolidated affiliates for accounting purposes.

     Distributions from Unconsolidated Affiliates; Loan Participations

     Distributions to the Company from MBA were $1.1 million in 1999 and $1.2 million in 1998. Distributions from BEF in 1999 were $0.3 million versus $1.4 million in 1998. Prior to the first quarter of 1998, BEF was prohibited under the terms of its bank indebtedness from making distributions to its owners. The restrictions lapsed during the first quarter of 1998 as a result of BEF having repaid 50% of the principal on such indebtedness, with the Company receiving its first distribution from BEF in April 1998. The April 1998 distribution from BEF included a special one-time disbursement of $1.5 million in debt reserve funds allowed by its lenders. Distributions from EPIK in 1999 were $1.1 million. EPIK was formed in the second quarter of 1998 and had no distributions until the third quarter of 1998.

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

Bank Credit Facility

     Existing Bank Credit facility. In July 1998, Enterprise Products Operating L.P. (the "Operating Partnership") entered into a $200.0 million bank credit facility that includes a $50.0 million working capital facility and a $150.0 million revolving term loan facility. The $150.0 million revolving term loan facility includes a sublimit of $30.0 million for letters of credit. As of June 30, 1999, the Company has borrowed $145.0 million under the bank credit facility.

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

     New Bank Credit facility. On July 28, 1999, the Operating Partnership entered into a $350.0 million bank credit facility that includes a $50.0 million working capital facility and a $300.0 million revolving term loan facility. The $300.0 million revolving term loan facility includes a sublimit of $10.0 million for letters of credit. The proceeds of this loan will be used principally for the acquisition of the Tejas assets, the Lou-Tex pipeline, and Kinder Morgan's interest in the fractionation facility.

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

     The credit agreement relating to the new facility contains a prohibition on distributions on, or purchases or redemptions of Units if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation, or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250,000,000, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0.

     A "Change of Control" constitutes an Event of Default under the bank credit facility. A Change of Control includes any of the following events: (i) Dan L. Duncan (and certain affiliates) cease to own (a) at least 51% (on a fully converted, fully diluted basis) of the economic interest in the capital stock of EPCO or (b) an aggregate number of shares of capital stock of EPCO sufficient to elect a majority of the board of directors of EPCO; (ii) EPCO ceases to own, through a wholly owned subsidiary, at least 65% of the outstanding membership interest in the General Partner and at least a majority of the outstanding Common Units; (iii) any person or group beneficially owns more than 20% of the outstanding Common Units; (iv) the General Partner ceases to be the general partner of the Company or the Operating Partnership; or (v) the Company ceases to be the sole limited partner of the Operating Partnership.

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

     In November 1998, U.S. EPA Administrator Carol M. Browner appointed a Blue Ribbon Panel (the "Panel") to investigate the air quality benefits and water quality concerns associated with oxygenates in gasoline, and to provide independent advice and recommendations on ways to maintain air quality while protecting water quality. The Panel issued a report on their findings and recommendations in July 1999. The Panel urged the widespread reduction in the use of MTBE due to the growing threat to drinking water sources despite that fact that use of reformulated gasolines have contributed to significant air quality improvements. The Panel credited reformulated gasoline with "substantial reductions" in toxic emissions from vehicles and recommended that those reductions be maintained by the use of cleaner-burning fuels that rely on additives other than MTBE and improvements in refining processes. The Panel stated that the problems associated with MTBE can be characterized as a low-level, widespread problem that had not reached the state of a being a public health threat. The Panel's recommendations are geared towards confronting the problems associated with MTBE now rather than letting the issue grow into a larger and worse problem. The Panel did not call for an outright ban on MTBE but stated that its use should be curtailed significantly. The Panel also encouraged a public educational campaign on the potential harm posed by gasoline when it leaks into ground water from storage tanks or while in use. Based on the Panel's recommendations, the EPA will ask Congress for a revision of the Clean Air Act of 1990 that maintains air quality gains and allows for the removal of the oxygenate demand in gasoline.

     In light of these developments, the Company is formulating a contingency plan for use of the BEF MTBE facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. At present the forecast cost of this conversion would be in the $15 million to $20 million range. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.

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

     Since 1997, EPCO has been assessing the impact of Year 2000 compliance issues on the software and hardware used by the Company. A team was assembled to review and document the status of EPCO's and the Company's systems for Year 2000 compliance. The key information systems reviewed include the Company's pipeline Supervisory Control and Data Acquisition ("SCADA") system, plant, storage, and other pipeline operating systems. In connection with each of these areas, consideration was given to hardware, operating systems, applications, data base management, system interfaces, electronic transmission, and outside vendors. Work is nearly complete in all areas except for the SCADA system. Management anticipates that work on all systems (including SCADA) will be complete by October 1, 1999.

     As of June 30, 1999, EPCO had spent approximately $264,500 in connection with Year 2000 compliance and has estimated the future costs to approximate $74,000. This cost estimate does not include internal costs of EPCO's previously existing resources and personnel that might be partially used for Year 2000 compliance or cost of normal system upgrades which also included various Year 2000 compliance features or fixes. Such internal costs have been determined to be materially insignificant to the total estimated cost of Year 2000 compliance.

     At this time, the Company believes its total cost for known or anticipated remediation of its information systems to make them Year 2000 compliant will not be material to its financial position or its ability to sustain operations. As of June 30, 1999, the Company had incurred expenditures aggregating $154,250 in connection with Year 2000 compliance. The Company expects future spending to approximate $871,800 (principally for the SCADA system) to complete the project and become fully compliant with all Year 2000 issues. This estimated cost does not include the Company's internal costs related to previously existing resources and personnel that might be partially used for remediation of Year 2000 compliance issues. Such internal costs have been determined to be materially insignificant to the total estimated cost of Year 2000 compliance. These amounts are current cost estimates and actual future costs could potentially be higher or lower than the estimates.

     The Company relies on third-party suppliers for certain systems, products and services, including telecommunications. There can be no assurance that the systems of other companies on which the Company's systems rely also will timely be compliant or that any such failure to be compliant by another company would not have an adverse effect on the Company's systems. The Company has received some information concerning Year 2000 compliance status from a group of critical suppliers and vendors, and anticipates receiving additional information in the near future. This information will assist the Company in determining the extent to which it may be vulnerable to those third parties' failure to address their Year 2000 compliance issues. Based on the responses received to date, the Company believes that its critical suppliers and vendors will be Year 2000 compliant.

     Management believes it has a program to address the Year 2000 compliance issue in a timely manner. Completion of the plan and testing of replacement or modified systems is anticipated by October 1, 1999. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to invoice customers or collect payments. The failure to correct a material Year 2000 compliance problem could result in an interruption in or failure of certain normal business activities or operations of the Company. Such failures could have a material adverse effect on the Company. The amount of potential liability and lost revenue has not been estimated.

     The Company and EPCO have developed a contingency plan to address unavoidable risks associated with Year 2000 compliance issues. Management has examined the Year 2000 compliance issue and determined that a worst-case scenario would be a total, unexpected facility shutdown caused by a disruption of third-party utilities (principally a total electrical power outage). Enterprise personnel are trained to respond timely and effectively to such emergencies; however, because of the uncertainty surrounding the Year 2000 problem, the Company will have additional resources available to assist the operations, maintenance, and various other groups on December 31, 1999 and January 1, 2000. The Company will have extra operating, maintenance, process control, computer support, environmental and safety personnel on site and/or on standby in the event that a Year 2000 problem arises. The Company and EPCO will have a defined team of trained personnel available for the rollover into January 1, 2000, so that any disruption to Company or EPCO facilities can handled safely and so that a return to normal operations can be commenced as soon as is practicable.

Accounting Standards

     On June 6, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays and amends the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. Management is currently studying both SFAS No. 137 and SFAS No. 133 for possible impact on the consolidated financial statements.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to financial market risks, including changes in interest rates with respect to its investments in financial instruments and changes in commodity prices. The Company may, but generally does not, use derivative financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) or derivative commodity instruments (i.e., commodity futures, forwards, swaps, or options, and other commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument) to mitigate either of these risks. The return on the Company's financial investments is generally not affected by foreign currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. At June 30, 1999, the Company had no derivative instruments in place to cover any potential interest rate, foreign currency or other financial instrument risk.

     At June 30, 1999, the Company had $4.0 million invested in cash and cash equivalents. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk. The Company's inventory of NGLs and NGL products at June 30, 1999, was $57.6 million. Inventories are carried at the lower of cost or market. A 10% adverse change in commodity prices would result in an approximate $5.8 million decrease in the fair value of the Company's inventory, based on a sensitivity analysis at June 30, 1999. Actual results may differ materially. All the Company's long-term debt is at variable interest rates; a 10% change in the base rate selected would have an approximate $0.7 million effect on the amount of interest expense for the year based upon amounts outstanding at June 30, 1999.

PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

     *3.1 Form  of  Amended  and  Restated  Agreement of Limited Partnership of
          Enterprise Products Partners L. P. ( Exhibit 3.1 to Registration Statement on Form S-1,File No. 333-52537, filed on May 13, 1998).

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

     *3.3 LLC Agreement of Enterprise  Products GP (Exhibit 3.3 to  Registration
          Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

     *4.1 Form of Common Unit certificate (Exhibit 4.1 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 21, 1998).

     *4.2 Credit Agreement among Enterprise Products Operating L.P., the Several
          Banks from Time to Time Parties Hereto, Den Norske Bank ASA, and Bank of Tokyo-Mitsubishi, Ltd., Houston Agency as Co-Arrangers, The Bank of Nova Scotia, as Co-Arranger and as Documentation Agent and The Chase Manhattan Bank as Co-Arranger and as Agent dated as of July 27, 1998 as Amended and Restated as of September 30, 1998. (Exhibit 4.2 on Form 10-K for year ended December 31, 1998, filed March 17, 1999).

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

     *10.12Amendment to Propylene  Facility and Pipeline Sales Agreement between
          HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1993 (Exhibit 10.12 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

     *10.13Amendment to Propylene Facility and Pipeline Agreement between HIMONT
          U.S.A., Inc. and Enterprise Products Company dated January 1, 1995 (Exhibit 10.13 to Registration Statement on Form S-1/A, File No. 333-52537, filed on July 8, 1998).

     27.1 Financial Data Schedule

         * Asterisk indicates exhibits incorporated by reference as indicated

         (b) Reports on Form 8-K

         One report on Form 8-K was filed during the second quarter of 1999.

          Form 8-K dated April 20, 1999, reporting that the Company announced the general terms of an agreement to form a major NGL alliance with Tejas Energy ("Tejas"), an affiliate of Shell Oil Company ("Shell"). Under the terms of the alliance Shell will contribute its ownership interests in its natural gas processing, NGL fractionation, NGL storage and NGL transportation assets in Mississippi and Louisiana to the Company in exchange for an equity interest in the Company and other consideration. The completion of this transaction would form a strategic business combination comprising a fully integrated Gulf Coast NGL processing, fractionation, storage and transportation business. It also establishes a strategic alliance between the Company and Shell whereby the Company would have the rights to process Shell's current and future Gulf of Mexico natural gas production and market the NGLs recovered.

          All of Tejas' NGL assets in Louisiana and Mississippi are included under the terms of the combination. This includes its varying interests in 11 natural gas processing plants (including one under construction) with a combined gross capacity of approximately 11 billion cubic feet per day; four NGL fractionation facilities with a combined gross capacity of approximately 240,000 barrels per day; NGL storage facilities with approximately 29 million barrels of gross capacity; and over 1,800 miles of NGL pipelines (including an interest in the Dixie Pipeline).

          The transaction is subject to the Company and Tejas successfully executing a definitive agreement; satisfactorily completing their respective due diligence reviews; receiving requisite regulatory approvals and receiving approvals from each company's board of directors. The parties anticipate closing of the transaction to occur by the end of the third quarter of 1999.

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


                                           Enterprise Products Partners L.P.
                                           (A Delaware Limited Partnership)

                                       By: Enterprise Products GP, LLC
                                           as General Partner


Date:   August 9, 1999                 By:      /s/  Gary L. Miller
                                           _____________________________________
                                           Executive Vice President
                                           Chief Financial Officer and Treasurer