Form 10-K
period 1999-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2000-03-01
CIK 1061219

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-K
                                   -----------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1999 Commission file number: 1-14323


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

                                  Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the Common Units held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on February 25, 2000, was approximately $203.5 million. This figure assumes that the directors and executive officers of the General Partner, the Enterprise Products 1998 Unit Option Plan Trust, and the EPOLP 1999 Grantor Trust were affiliates of the Registrant.

         The registrant had 45,552,915 Common Units outstanding as of March 1, 2000.

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                     PART I

Items 1 and 2.    Business and Properties.                                              1
Item 3.           Legal Proceedings.                                                    28
Item 4.           Submission of Matters to a Vote of Security Holders.                  28

                                     PART II

Item 5.           Market for Registrant's Common Equity
                  and Related Unitholder Matters.                                       29

Item 6.           Selected Financial Data.                                              31

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operation.                                   32


Item 7A.          Quantitative and Qualitative Disclosures about Market Risk.           45


Item 8.           Financial Statements and Supplementary Data.                          46


Item 9.           Changes in and disagreements with Accountants on Accounting
                  and Financial Disclosure.                                             46

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.                   47

Item 11.          Executive Compensation.                                               49

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management.                                                       50

Item 13.          Certain Relationships and Related Transactions.                       51

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.     53

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

         ENTERPRISE PRODUCTS PARTNERS L.P. ("Enterprise" or the "Company") is a leading integrated North American provider of processing and transportation services to domestic and foreign producers of natural gas liquids ("NGL" or "NGLs") and other liquid hydrocarbons and domestic and foreign consumers of NGLs and liquid hydrocarbon products. The Company manages a fully integrated and diversified portfolio of midstream energy assets and is engaged in NGL processing and transportation through direct and indirect ownership and operation of NGL fractionators. It also operates and or manages NGL processing facilities, storage facilities, pipelines, rail transportation facilities, a methyl tertiary butyl ether ("MTBE") facility, a propylene production complex and other transportation facilities in which it has a direct and indirect ownership. As a result of the acquisition of Tejas Natural Gas Liquids, LLC ("TNGL") from Tejas Energy, LLC ("Tejas Energy") now Coral Energy LLC, effective August 1, 1999, the Company is also engaged in natural gas processing. All references herein to "Shell", unless the context indicates otherwise, shall refer collectively to Shell Oil Company, its subsidiaries and affiliates.

         The Company is a publicly traded master limited partnership (NYSE, symbol "EPD") that conducts substantially all of its business through ENTERPRISE PRODUCTS OPERATING L.P. (the "Operating Partnership"), the Operating
Partnership's subsidiaries, and a number of joint ventures with industry partners. The Company was formed in April 1998 to acquire, own, and operate all of the NGL processing and distribution assets of Enterprise Products Company ("EPCO"). The general partner of the Company, Enterprise Products GP, LLC (the "General Partner"), a majority-owned subsidiary of EPCO, holds a 1.0% general partner interest in the Company and a 1.0101% general partner interest in the Operating Partnership.

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

         Joint Ventures and Subsidiaries. The Operating Partnership owns and operates gas processing, NGL fractionation, propylene production, isobutane production, MTBE production, storage, pipeline, and import/export assets. Among these assets are the following joint ventures and wholly-owned subsidiaries:

         JOINT VENTURES

          o Baton Rouge Fractionators LLC ("BRF") - an approximate 31.25% economic interest in a NGL fractionation facility located in southeastern Louisiana.

          o Baton Rouge Propylene Concentrator, LLC ("BRPC") - a 30.0% economic interest in a propylene concentration unit located in southeastern Louisiana which is under construction and scheduled to become operational in the third quarter of 2000.

          o Belle Rose NGL Pipeline LLC ("Belle Rose") - a 41.7% economic interest in a NGL pipeline system located in south Louisiana. The Company's interest in Belle Rose was acquired as a result of the TNGL acquisition.

          o Belvieu Environmental Fuels ("BEF") - a 33.33% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility located in southeast Texas.

          o Dixie Pipeline Company ("Dixie") - an 11.5% interest in a corporation owning a 1,301-mile propane pipeline and the associated facilities extending from Mont Belvieu, Texas to North Carolina.

          o EPIK Terminalling L.P. and EPIK Gas Liquids, LLC (collectively, "EPIK") - a 50% aggregate economic interest in a refrigerated NGL marine terminal loading facility located in southeast Texas.

          o K/D/S Promix LLC ("Promix") - a 33.33% economic interest in a NGL fractionation facility and related storage facilities located in south Louisiana. The Company's interest in Promix was acquired as a result of the TNGL acquisition.

          o Tri-States NGL Pipeline LLC ("Tri-States") - an aggregate 33.33% economic interest in a NGL pipeline system located in Louisiana, Mississippi, and Alabama. As a result of the TNGL acquisition, the Company acquired an additional 16.67% interest bringing the total investment in Tri-States to the current 33.33%.

          o Venice Energy Services Company, LLC ("VESCO") - a 13.1% economic interest in a LLC owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in Louisiana.

          o Wilprise Pipeline Company, LLC ("Wilprise") - a 33.33% economic interest in a NGL pipeline system located in southeastern Louisiana.

         WHOLLY-OWNED SUBSIDIARIES

          o Cajun Pipeline Company, LLC ("Cajun")- a limited liability company owning NGL pipelines located in the southeastern United States.

          o    Chunchula  Pipeline  Company,   LLC  ("Chunchula")  -  a  limited
               liability   company   owning   NGL   pipelines   located  in  the
               southeastern United States.

          o Entell NGL Services, LLC ("Entell") - a limited liability company which markets certain NGLs produced by an Illinois refinery owned by a division of Equilon Enterprises LLC. From January 1, 1999 through October 31, 1999, Entell leased from a subsidiary of the Company a NGL transportation and distribution system capable of distributing products from key NGL sources in southern Louisiana directly to major NGL markets, including the lower Mississippi River corridor, Dixie pipeline, Lake Charles, Louisiana and Mont Belvieu, Texas. The Company's 100% ownership of Entell is due to the TNGL acquisition. For the period March 1, 1999 through July 31, 1999, Entell was a joint venture equally owned by the Operating Partnership and TNGL. The Operating Partnership's 50% economic interest in the income of the joint venture has been recorded as equity income in unconsolidated affiliates. The Operating Partnership owned 100% of Entell for the period January 1, 1999 through February 28, 1999.

          o Enterprise Lou-Tex NGL Pipeline L.P. ("Lou-Tex NGL") - a limited partnership formed to construct and own a NGL pipeline system from Sorrento, Louisiana to Mont Belvieu, Texas. Management anticipates that construction of this line will begin by the end of the first quarter of 2000 with completion scheduled early in the fourth quarter of 2000.

          o    Enterprise Lou-Tex Propylene Pipeline L.P. ("Lou-Tex  Propylene")
               - a limited partnership formed to acquire a 263-mile propylene pipeline from Concha Chemical Pipeline Company. The pipeline is currently dedicated to the transportation of chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. The purchase of this pipeline was finalized on February 25, 2000.

          o Enterprise NGL Pipelines, LLC ("ENGL Pipelines") - a limited liability company owning NGL pipelines primarily in Louisiana and Mississippi. ENGL Pipelines owns the 41.7% economic interest in Belle Rose and a 16.7% economic interest in Tri-States. When consolidated with the Operating Partnership's stand-alone 16.7% economic interest in Tri-States, the Company holds a 33.33% economic interest.

          o Enterprise NGL Private Lines & Storage LLC ("ENGL Private")- a limited liability company whose primary activity is the transportation and storage of NGLs in Louisiana and Mississippi for Company accounts.

          o Enterprise Gas Processing LLC ("EGP") - a limited liability company whose business activities include the processing of natural gas and extraction of NGLs from natural gas streams. In addition, EGP fractionates NGL raw make into distinct products through its investment in Promix.

          o Enterprise Products Texas Operating L.P. ("EPTexas") - a limited partnership owning a 62.5% interest in a Mont Belvieu, Texas NGL fractionation facility.

          o EPOLP 1999 Grantor Trust ("Trust")- a revocable grantor trust formed in January 1999 to purchase Common Units of the Company to fund future liabilities of the 1999 Long-Term Incentive Plan. The Company consolidates the Trust into its financial statements and discloses the Common Units held by the Trust in a manner similar to the purchase of treasury stock under the cost method of accounting.

          o HSC Pipeline Partnership, L.P. ("HSC") - a limited partnership owning NGL pipeline assets in Mont Belvieu, Texas and the Houston ship channel area. The pipeline assets deliver NGLs to Mont Belvieu and NGL products to Houston area refineries and petrochemical companies.

          o Propylene Pipeline Partnership, L.P. ("Propylene Pipeline") - a limited partnership owning interests in propylene pipelines located in Texas and Louisiana.

          o Sorrento Pipeline Company, LLC ("Sorrento") - a limited liability company owning pipelines that distribute NGL products to refineries and petrochemical companies in Louisiana and the Dixie pipeline. The pipelines extend from near Baton Rouge, Louisiana to New Orleans, Louisiana.

         The following chart shows the organizational structure and ownership of entities:
                    [ORGANIZATION CHART INSERTED HERE]


BUSINESS STRATEGY

         The business strategy of the Company is to grow its core assets and maximize the returns to Unitholders. Management intends to pursue this strategy principally by:

         Capitalizing on Expected Increases in NGL Production. The Company believes production of both oil and natural gas in the Gulf of Mexico will continue to increase over the next several years. The Company intends to capitalize on its existing infrastructure, market position, strategic relationships and financial flexibility in order to expand operations to meet the anticipated increased demand for NGL processing services. Of particular significance will be production associated with the development of natural gas fields in Mobile Bay and the Gulf of Mexico offshore Louisiana, which are expected to produce natural gas with significantly higher NGL content than typical domestic production. Management believes the Gulf Coast is the only major marketplace that has sufficient storage facilities, pipeline distribution systems and petrochemical and refining demand to absorb this new NGL production. In connection with the TNGL acquisition, Shell entered into a 20-year natural gas processing agreement with the Operating Partnership, covering substantially all its Gulf of Mexico natural gas production.

         Expanding through Construction of Identified New Facilities. The Company is currently participating in the construction of

          o a new cryogenic natural gas processing plant in St. Mary's Parish, Louisiana, known as the Neptune gas plant; and

          o a new propylene concentrator adjacent to the Baton Rouge NGL fractionation facility.

The Company is also planning the construction of a 263-mile Lou-Tex NGL pipeline from Sorrento, Louisiana to Mont Belvieu, Texas to have a capacity of 50,000 barrels per day, in batch mode, for the transportation of mixed NGLs and NGL products. The pipeline is being designed to allow for efficient expansion to approximately 80,000 barrels per day. Construction of the Lou-Tex NGL pipeline is expected to be completed during the fourth quarter of 2000.

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

         Expanding Through Acquisitions. The Company will continue to analyze potential acquisitions, joint ventures or similar transactions with businesses that operate in complementary markets and geographic regions. In recent years, major oil and natural gas companies have sold non-strategic assets including assets in the midstream natural gas industry such as those the Company acquired from Shell in the TNGL acquisition. Management believes this trend will continue, and the Company expects independent oil and natural gas companies to consider similar options.

         Managing Commodity Price Exposure. In terms of volume and normalized gross margin, a substantial portion of the Company's operations are conducted pursuant to tolling and NGL transportation and storage agreements where it processes, transports, and stores a raw feedstock or product for a fee and does not take title to the product. In those situations where the Company does take title to NGL products, the following scenarios apply:

     o In the Company's isomerization merchant activities and to a certain extent its propylene fractionation business, the Company generally attempts to match the timing and price of its feedstock purchases with those of the sales of end products so as to reduce exposure to fluctuations in commodity prices.

     o In the Company's natural gas processing business, to the extent it takes title to the NGLs removed from the natural gas stream and reimburses the producer for the reduction in the Btu content and/or the natural gas used as fuel, the Company's margins are affected by the prices of NGLs and natural gas. Management from time to time uses financial instruments to reduce its exposure to the change in the prices of NGLs and natural gas.

For a general discussion of the Company's commodity risk management policies and exposures, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk."


GENERAL

         The Company is a leading integrated provider of processing and transportation services to producers of natural gas and NGLs and to consumers of NGL products. The Company:

     o processes raw natural gas to extract a mixed NGL stream from commercial natural gas;

     o    fractionates mixed NGLs produced as by-products of oil and natural gas
          production   into  their  component   products  of  ethane,   propane,
          isobutane, normal butane and natural gasoline;

     o    separates propane/propylene mix into high purity propylene;

     o    converts   normal   butane  to   isobutane   through  the  process  of
          isomerization;

     o    produces MTBE from isobutane and methanol;

     o    transports NGL products to end users by pipeline and railcar;

     o    provides underground storage for NGLs and propylene; and

     o    provides import and export services for NGLs.

         The  products  that  the  Company  processes   generally  are  used  as
feedstocks in petrochemical manufacturing, in the production of motor gasoline and as fuel for residential and commercial heating.

         The Company has expanded rapidly since its inception in 1968, primarily through internal growth, the formation of joint ventures and acquisitions. This growth reflects the increased demand for NGL processing due to increased domestic natural gas production and crude oil refining and increased demand for processed NGLs in the petrochemical industry. Over the last few years the Company has increased its NGL fractionation capacity by approximately 35%, built a third isomerization unit that increased its isobutane production capacity by approximately 60%, increased deisobutanizer capacity by approximately 54%, constructed a second propylene fractionation unit which approximately doubled production capacity and made its investments in the MTBE facility at Mont Belvieu. The Company's operations are centered on the Gulf Coast of the United States in Texas, Louisiana, and Mississippi. The Company's largest processing facility is located in Mont Belvieu, Texas.

         Effective August 1, 1999, the Company acquired TNGL from Shell. TNGL engaged in natural gas processing and NGL fractionation, transportation, storage and marketing in Louisiana and Mississippi. TNGL's assets included the Shell Processing Agreement and varying interests in eleven natural gas processing plants (including one under construction) with a combined gross capacity of 11.0 billion cubic feet per day (Bcfd) and a net capacity of 3.1 Bcfd; four NGL fractionation facilities with a combined gross capacity of 281,000 barrels per day (BPD) and net capacity of 131,500 BPD; four NGL storage facilities with approximately 28.8 million barrels of gross capacity and 8.8 million barrels of net capacity; and approximately 1,500 miles of NGL pipelines (including an 11.5% interest in Dixie Pipeline).

         Effective July 1, 1999, the Company purchased an additional 25% ownership interest in the 210,000 BPD fractionation facility located at the
Company's Mont Belvieu complex. Specifically, the Company purchased the remaining 51% ownership interests in Mont Belvieu Associates ("MBA") which owned 50% of the Mont Belvieu fractionation facility. With this acquisition, the Company's direct and indirect ownership in this facility increased to 62.5%.

         Overall, the Company believes the demand for its services will continue to increase, principally as a result of expected increases in natural gas production, particularly in the Gulf of Mexico, and generally increasing domestic and worldwide petrochemical production. Accordingly, the Company has initiated several new projects which are currently in construction.

         The Company's operating margins are derived from services provided to tolling customers and from merchant activities. In the Company's toll processing operations, it does not take title to the product and is simply paid a fee based on volumes processed, transported, stored or handled. The Company's profitability from toll processing operations depends primarily on the volumes of natural gas, NGLs and refinery-sourced propane/propylene mix processed and transported and the level of associated fees charged to its customers. The profitability of the Company's toll processing operations is largely unaffected by short-term fluctuations in the prices for oil, natural gas or NGLs. In the Company's isomerization merchant activities and to a certain extent its propylene fractionation business, it takes title to feedstock products and sell processed end products. The Company's profitability from these merchant activities is dependent on the prices of feedstocks and end products, which typically vary on a seasonal basis. In the Company's propylene fractionation business and isomerization merchant business, the Company generally attempts to match the timing and price of its feedstock purchases with those of the sales of end products so as to reduce exposure to fluctuations in commodity prices. The Company's operating margins from its natural gas processing business are generally derived from the margins earned on the sale of purity NGL products extracted from natural gas streams. To the extent it takes title to the NGLs removed from the natural gas stream and reimburses the producer for the reduction in the Btu content and/or the natural gas used as fuel, the Company's margins are affected by the prices of NGLs and natural gas. Management from time to time uses financial instruments to reduce its exposure to the change in the prices of NGLs and natural gas.

         Historically, the Company has had only one reportable business segment:
NGL Operations. Due to the broadened scope of the Company's operations with the third quarter of 1999 acquisition of TNGL, effective for fiscal 1999, the Company's operations are being managed using five reportable business segments. The five new segments better reflect the earnings and activities in each of the Company's major lines of business and are:

          o    Fractionation
          o    Pipeline
          o    Octane Enhancement
          o    Processing
          o    Other

For a discussion of the financial results of these operating segments over the last three fiscal years, see "Management's Discussion and Analysis of Financial Condition and Results of Operation." For financial data on the operating segments, please refer to Note 15 of the Notes to Consolidated Financial Statements.

FRACTIONATION

This operating segment is primarily comprised of the following business areas:

          o    NGL Fractionation
          o    Isomerization
          o    Propylene Fractionation

This segment also includes the Company's equity method investments in BRF, BRPC, and Promix. In addition, this segment includes the support facilities for the NGL Fractionation, Isomerization, and Propylene Fractionation units and other miscellaneous minor plants. A description of the most significant business areas comprising this segment follows.

NGL FRACTIONATION

         General. The three principal sources of NGLs fractionated in the United States are:

          o    domestic gas processing plants;
          o    domestic crude oil refineries; and,
          o    imports of butane and propane mixtures.

         When produced at the wellhead, natural gas consists of a mixture of hydrocarbons that must be processed to remove NGLs and impurities. Gas processing plants are located near the production areas and separate pipeline quality natural gas (principally methane) from NGLs and other materials. After being extracted in the field, mixed NGLs, sometimes referred to as "y-grade" or "raw make," are typically transported to a centralized facility for fractionation. Crude oil and condensate production also contain varying amounts of NGLs, which are removed during the refining process and are either fractionated by refiners or delivered to NGL fractionation facilities. Domestic NGL production has increased in recent years, and the Company believes, based on published industry data, that this supply growth will continue over the next several years.

         The mixed NGLs delivered from gas plants to centralized fractionation facilities are typically transported by NGL pipelines and, to a lesser extent, by rail car or truck. The following table lists the primary NGL pipelines and related assets which connect the Company's largest NGL fractionation facilities at Mont Belvieu, Texas to NGL supply sources:

SOURCE                                PARTIES SERVED       AREA OF ORIGINATION

Black Lake Pipeline.............      Enterprise/Dynegy    North Louisiana
                                                           Central Louisiana
                                                           East Texas
Chaparral Pipeline .............      Common Carrier       West Texas
                                                           North Texas
Dean Pipeline ..................      Enterprise*          South Texas
Enterprise Import/Export Facility     Enterprise*          Foreign imports
Enterprise Rail/Truck Terminal .      Common Carrier       United States
Houston Ship Channel Pipeline ..      Enterprise*          Foreign Imports
                                                           Local Refineries
Panola Pipeline ................      Enterprise*          East Texas
Seminole Pipeline ..............      Common Carrier       Rocky Mountains
                                                           Mid-Continent
                                                           West Texas
West Texas LPG Pipeline ........      Common Carrier       West Texas
                                                           North Texas
                                                           East Texas
----------------------------------------------------------------------------
* NGLs from these sources are delivered exclusively to the Company's Mont Belvieu NGL fractionation facilities.

         NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane and natural gasoline. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as heating, engine and industrial fuel. Isobutane is fractionated from mixed butane (a stream of normal butane and isobutane in solution) or refined from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline and in the production of MTBE, an oxygenation additive used in cleaner burning motor gasoline, and in the production of propylene oxide. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient in synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

         The Company's NGL Fractionation facilities. The Company operates one of the largest NGL fractionation facilities in the United States with an average production capacity of 210,000 barrels per day at Mont Belvieu, approximately 25 miles east of Houston. Mont Belvieu is the hub of the domestic NGL industry because of its proximity to the largest concentration of refineries and petrochemical plants in the United States and its location on a large naturally-occurring salt dome that provides for the underground storage of significant quantities of NGLs. Excluding NGLs fractionated in facilities which are captive to certain refineries (non-commercial fractionation), approximately one-half of all NGLs fractionated in the United States are fractionated at Mont Belvieu, and the Company's fractionation facilities currently account for approximately 33% of total NGL fractionation capacity at Mont Belvieu.

         The Company's Mont Belvieu NGL fractionation facilities include two fractionation trains. Each train is named after the point of origin of the NGL pipelines from which the facilities were originally fed. The West Texas Fractionator was constructed in 1980 with an average production capacity of 35,000 barrels per day and was expanded to 70,000 barrels per day capacity in 1988 and 115,000 barrels per day capacity in 1996. The Seminole Fractionator was constructed in 1982 with an average production capacity of 60,000 barrels per day and was expanded to 95,000 barrels per day capacity in 1985.

         As a result of the MBA acquisition, the Company owns an effective 62.5% economic interest in the NGL fractionation facilities at the Mont Belvieu complex. The remaining interests are owned by Duke Energy (12.5%), Texaco (12.5%) and Burlington Resources (12.5%). Prior to the MBA acquisition, the earnings associated with the Company's 49% investment in MBA were recorded as equity income under this operating segment. The Company operates the facilities pursuant to an operating agreement that extends for their useful operating life.

         The Company also owns and operates NGL fractionation facilities at Norco, Louisiana and Petal, Mississippi. The Norco facilities were acquired with the TNGL acquisition. This facility was built in the 1960s and has an average production capacity of 60,000 barrels per day. It receives raw make via pipeline from the Yscloskey, Toca, Paradis, and Crawfish gas processing plants. The Petal facility has an average production capacity of approximately 7,000 barrels per day. The Petal facility is connected to the Company's Chunchula pipeline system and serves NGL producers in Mississippi, Alabama and Florida.

         The Company's NGL Fractionation Customers and Contracts. In most cases the Company processes NGLs for a toll processing fee. Fractionation contracts typically include a base processing fee per gallon subject to adjustment for changes in natural gas, electricity and labor costs, which are the principal variable costs in NGL fractionation. NGL producers generally retain title to, and the pricing risks associated with, the NGL products.

         The Company has long-term fractionation agreements with Burlington Resources, Texaco and Duke Energy each of which is a significant producer of NGLs and a co-owner of the Mont Belvieu NGL fractionation facility. Burlington Resources and Texaco have agreed to deliver either a minimum of 39,000 barrels per day of mixed NGLs or all of their mixed NGLs brought within 50 miles of Mont Belvieu. Duke Energy has agreed to deliver 26,000 barrels per day of mixed NGLs as well as additional barrels that exceed its commitments to other facilities. The Company generally enters into contracts that cover most of the remaining capacity at the facilities for one to three-year terms with customers such as Lyondell, Aquila Energy, Enron, Exxon, Williams and Marathon/Ashland.

         The Company, excluding its equity NGLs obtained as compensation for gas processing services, purchases a small quantity of mixed NGLs from oil and natural gas producers who prefer to sell at the gas processing plant or the fractionation facility. The Company resells the separated components of these NGLs in the spot market or uses them as feedstock for its other operations.

         NGL Fractionation Volumes and Utilization Rates. During fiscal 1999, the Mont Belvieu fractionation facility operated at 75% of capacity. The 1999 utilization rate was lower than the previous year due to a decrease in mixed NGL volumes being delivered to the Company's facilities for processing. The lower volumes are the result of more intense competition in the Mont Belvieu processing area for fractionation services. The Norco fractionator operated at 80% of capacity since the Company acquired it effective August 1, 1999. The following table shows the volumes of mixed NGLs fractionated and the utilization at these facilities over this period:

                                                                1995   1996    1997    1998    1999
                                                                ----   ----    ----    ----    ----
Mont Belvieu NGL fractionation facilities:
      Average daily production volume (thousands of barrels)    158    166     189     191     157
      Average  capacity   utilization (a)                       95%    97%     92%     92%     75%
      Tolling volume as a percentage of total volume            86%    90%     96%     96%     87%
Norco fractionation facilities: (b)
      Average daily production volume (thousands of barrels)                                   48
      Average capacity utilization                                                             80%

------------------------------------------------------------------------------------------------------

(a) The Company completed an expansion of the facilities in November 1996, which increased capacity from 165,000 barrels per day to 210,000 barrels per day. This increased production capacity was not fully utilized until mid-1997. Capacity utilization is based on days the facilities are in operation and may vary from the stated capacity of the facilities.
(b) The Norco fractionator was acquired in August 1999 as part of the TNGL acquisition


         The Company's equity investments in NGL Fractionation facilities. The Company has equity investments in two NGL fractionation facilities: BRF and Promix. The equity earnings from these investments are included in this segment.

     BRF is a joint venture with Amoco, ExxonMobil and Williams that owns a 60,000 barrel per day NGL fractionation facility near Baton Rouge, Louisiana. The Company operates the facility and holds an approximate 31.25% ownership interest at December 31, 1999. The facility commenced operations in July 1999, and it is expected that Amoco, ExxonMobil, and Williams will provide an adequate supply of NGLs produced in Alabama, Mississippi and southern Louisiana including offshore areas to ensure the plant will operate at full capacity.

         Promix is a NGL fractionation facility owned by K/D/S Promix L.L.C. with a capacity of 145,000 barrels per day. The facility was built during the mid-1960s and has been expanded twice in the last three years to its present capacity. The Company owns a 33.33% interest in Promix, which is operated by Koch. As part of its infrastructure, Promix owns a 315-mile raw make gathering system that is connected to nine gas processing plants. The Promix facilities also include five salt dome storage wells which handle raw make, propane, isobutane, normal butane and natural gasoline and a barge loading facility. The Company acquired its ownership interest in Promix as part of the TNGL acquisition.

ISOMERIZATION

         General. Isomerization is the process of converting normal butane into mixed butane, which is subsequently fractionated into isobutane and normal butane. The demand for commercial isomerization services depends on requirements for isobutane in excess of naturally occurring isobutane that is produced from fractionation and refinery operations. The profitability of isomerization operations is largely dependent upon the volume of fee-based business.

         Isobutane is principally supplied by NGL fractionation and commercial isomerization units, such as those the Company operates. The principal sources of demand for isobutane are refineries for alkylation, petrochemical companies for the production of propylene oxide and MTBE producers.

         The Company's Isomerization facilities. The Company's Mont Belvieu facility includes three butane isomerization units and eight deisobutanizers ("DIBs") which comprise the largest butane isomerization complex in the United States. The Company's facilities have an average combined potential production capacity of 116,000 barrels of isobutane per day and account for more than 70% of the commercial isobutane production capacity in the United States. The Company built its first two isomerization units ("Isom I and II") in 1981, each with a capacity of 13,500 barrels per day. In 1991 and 1992, the capacity of each of these units was increased to 36,000 barrels per day. The third isomerization unit ("Isom III") was completed in 1992 with a capacity of 44,000 barrels per day. Isom II has been shut down since July 1999 due to lack of product demand with a resulting loss of 36,000 barrels per day of capacity. The Company has the operating flexibility to switch the process streams from its isomerization units among different DIB units in order to maximize overall plant efficiency. The Company is also able to process fluoridic, lower cost butanes from oil refineries, which the Company would otherwise be unable to process, by first passing those butanes through an associated defluorinator.

         The Company's Isomerization Processing Customers and Contracts. The Company uses its isomerization facilities to convert normal butane to isobutane for its tolling customers and to meet isobutane sales contracts. The Company's most significant processing customers typically operate under long-term contracts. Lyondell accounted for approximately 36.4% of the Company's isomerization volumes in 1999. The Company's current contract with Lyondell has a ten-year term which expires in December 2009. Lyondell supplies the normal butane feedstock and pays the Company a processing fee based on the gallons of isobutane produced. Lyondell uses the isobutane processed by the Company to produce propylene oxide and MTBE.

         The Company also has significant isomerization processing contracts with Huntsman, Sun and Mitchell pursuant to which the customers supply the Company with normal butane feedstock and pay the Company a processing fee based on the gallons of isobutane produced. Sun and Mitchell use the high purity isobutane processed for them to meet their feedstock obligations as partners in the BEF MTBE production facility. The Company can also meet its own obligation to provide high purity isobutane feedstock to the BEF MTBE facility with production from its isomerization unit.

         Isomerization Volumes and Utilization Rates. The following table describes the volumes of isobutane produced and the utilization at the Company's Mont Belvieu facility during the past five years:


                                                   1995     1996     1997     1998     1999
                                                   ----     ----     ----     ----     ----
Average daily toll processing  volume (a,b)        57       59       62       57       59
Average daily production volume (a,b)              67       71       67       67       74
Tolling volume as a percentage of total production 86%      84%      92%      86%      81%
Average capacity utilization (b)                   58%      61%      57%      57%      71%
Average daily merchant volume (a,c)                44       52       53       41       43

------------------------------------------------------------------------------------------------

(a)  Thousands of barrels per day
(b) Isom II mothballed in July 1999 reducing operating capacity to 80,000 BPD; fourth quarter 1999 rate was 94% without Isom II
(c) Average daily merchant volume includes merchant processing volume and sales of isobutane purchased in the spot market. Beginning with the fourth quarter of 1999, merchant activities associated with the isomerization business are reflected in the Processing segment.

         Mixed Butane Fractionation (DIBs). The Company also uses its DIB units to fractionate mixed butane produced from its NGL fractionation and isomerization facilities and from imports and other outside sources into isobutane and normal butane. The operating flexibility provided by its multiple DIBs enables the Company to take advantage of fluctuations in demand and prices for the different types of butane. The Company also has DIB capacity available for toll processing of mixed butane streams for third parties.

         Imports are the Company's most significant outside source of mixed butane. The Company leases and operates a NGL import/export facility on the

Houston ship channel, one of only two commercial facilities on the Gulf Coast capable of receiving and unloading world-scale NGL tankers. This facility, which is connected to the Mont Belvieu facility via a pipeline which is part of the Company's Houston Ship Channel Distribution System, enables the Company to import large quantities of mixed butane for processing in its DIBs and to load fully refrigerated propane and butane on to ocean going ships for export. During 1999, imports from Algeria and Norway accounted for the Company's supply of mixed butanes from outside sources. The Company believes, because of new projects in Africa and South America and the lack of storage capacity in the Middle East, NGL import volumes will remain consistent over the near term.


PROPYLENE PRODUCTION

         General. Polymer grade, or high purity, propylene is one of three grades of propylene sold in the United States and is used in the petrochemical industry for the production of plastics. High purity propylene is typically over 99.5% pure propylene and is derived by purifying either of the lower grade propylene feedstocks, refinery grade or chemical grade. Chemical grade propylene is 92-93% pure propylene and is produced as a by-product of olefin (ethylene) plants. The supply of chemical grade propylene is insufficient to meet the demand for high purity propylene; therefore, remaining demand is satisfied by the purification of refinery grade propylene. Refinery grade propylene, or propane/propylene mix, is 50-70% pure propylene, with the primary impurity being propane. Propane/propylene mix is produced in crude oil refinery fluid catalytic cracking plants and is fractionated to separate propane and other impurities from the high purity propylene. The fractionation process occurs either at the crude oil refinery or at a commercial propylene fractionation facility like those the Company operates.

          In 1999, domestic high purity propylene production was approximately 130,000 barrels per day. The domestic high purity propylene production rate increased in 1999 over the 109,000 barrels per day seen in 1998 as a result of new facilities coming online. Based on industry data, management believes that this trend will continue in 2000 with domestic high purity propylene production forecasted at 150,000 barrels per day. This growth in high purity propylene
production  is  being  absorbed  by  the  polypropylene  market.   Polypropylene
production accounts for approximately one-half of the demand for high purity propylene. The volume of high purity propylene being consumed in the polypropylene market has increased by approximately 32,000 barrels per day since 1997 and is expected to increase an additional 6.1% or 13,800 barrels per day in 2000. Polypropylene has a variety of end uses, including fiber for carpets and upholstery, packaging film and molded plastic parts for appliance, automotive, houseware and medical products. Another use for propylene is to produce alkylate for blending into gasoline.

         The Company's Propylene Facilities. In 1979, the Company, together with Montell (a Shell affiliate), constructed the Company's first propylene fractionation unit. The unit, which is also called a "splitter," had an initial average production capacity of 5,500 barrels per day. The facility has been expanded over the years to a current average propylene production capacity of 16,500 barrels per day. The Company owns a 54.6% interest in the splitter, and Montell owns the remaining 45.4% interest. The Company leases Montell's interest. In response to strong demand, the Company constructed a second propylene fractionation unit in March 1997. The new unit has an average production capacity of 13,500 barrels per day. The Company is the sole owner of the second splitter. Together, the splitters have an average production capacity of 30,000 barrels per day of high purity propylene.

         The Company is able to unload barges carrying propane/propylene mix through its import/export facility on the Houston ship channel. The Company is also able to receive supplies of propane/propylene mix from its truck and rail loading facility and from refineries and other propane/propylene mix producers through its pipeline located along the Houston ship channel.

         The Company's Propylene Customers and Contracts. The Company produces high purity propylene both as a toll processor and for sale pursuant to long-term agreements with market-based pricing or spot market transactions. The Company's most significant toll processing contracts are with Equistar and Huntsman. Pursuant to those contracts, the Company is guaranteed certain minimum volumes and paid a processing fee based on the pounds of high purity propylene processed. In addition, the Company has several long-term high purity propylene sales agreements, the most significant of which is with Montell. Pursuant to the Montell agreement, the Company agrees to sell Montell 800 million pounds, equal to approximately 11,000 barrels per day, of high purity propylene each year at market-based prices. The Company has supplied Montell with propylene since the first splitter facility was constructed in 1979. The contract is currently scheduled to expire on December 31, 2004. Montell has the option to renew the contract for another 12 years. To meet its sales obligations, the Company has entered into several long-term agreements to purchase propane/propylene mix. The Company's most significant feedstock contracts are with ExxonMobil and Shell.

         Propylene Production Volumes and Utilization Rates. The following table shows the volumes of propylene produced and utilization at the Company's facilities over the past five years:


                                                       1995     1996     1997     1998     1999
                                                       ----     ----     ----     ----     ----
Average daily production volume (thousands of barrels  16       16       26       26       28
Average capacity utilization (a)                       100%     100%     93%      86%      92%
Tolling volumes as a percentage of total volume        35%      33%      47%      47%      42%

----------------------------------------------------------------------------------------------------

(a) The Company began operating its second splitter in March 1997 resulting in an increase in capacity to 30,000 barrels per day. During the last six months of 1997, average daily production was 29,000 barrels per day.


         The Company's equity investments in Propylene Production and Related facilities. In August 1999, the Company and ExxonMobil Chemical Company
announced that they had formed a joint venture, Baton Rouge Propylene Concentrator LLC, that will own and operate a propylene fractionation unit currently under construction. The unit, located in Port Allen, Louisiana, across the Mississippi River from ExxonMobil's refinery and chemical plant, will upgrade refinery-grade propylene produced by ExxonMobil and others into chemical grade propylene. Chemical grade propylene is a basic building block petrochemical used in plastics, synthetic fibers, and foams. Upon completion of the project, the facility will have the capacity to produce 22,500 barrels per day of chemical grade propylene. Construction began in March 1999 with the forecasted cost to the Company being $19.3 million. Management anticipates that the facility will become operational in the third quarter of 2000.

PIPELINE

     This operating segment is primarily comprised of the following business areas:

     o    Pipelines
     o    Houston Ship Channel Import/Export Facility
     o    Storage

This segment also includes the equity method investments in EPIK, Wilprise, Tri-States, and Belle Rose.

PIPELINES

         General. The Company's facilities include a network of NGL, NGL product and propylene pipelines in the Gulf Coast area. The following table identifies the Company's primary pipeline assets as of December 31, 1999:

                                                                                           Company
                                                                                           Ownership
Pipeline System              Location              Miles    Function                       Percentage             Operator
---------------              --------              -----    --------                       ----------             --------
Houston Ship Channel         Mont Belvieu to Port  175      Delivers  NGLs to Mont Belvieu    100%                Company
  Distribution System        of Houston                     and NGL products to refineries
                                                            and petrochemical companies

Louisiana Pipeline           Louisiana             471      Delivers NGL products to          100% except         Equilon, Dynegy,
  Distribution System                                       refineries, petrochemical         for 52-mile         and Company
                                                            companies, gas  processing        line that is
                                                            facilities and the Dixie          owned 33%
                                                            Pipeline


Chunchula Pipeline System    Alabama/Florida       117      Delivers NGLs to Petal NGL        100%                Company
                             border to Petal,               fractionation facility
                             Mississippi

Lake Charles/Bayport         Mont Belvieu to Lake  134      Delivers high purity propylene    50%                 Company
Propylene Pipeline System    Charles, Louisiana             from Mont Belvieu to Montell's                        and
                             and Bayport, Texas             Lake Charles and Bayport                              ExxonMobil
                                                            propylene plants  and to
                                                            Aristech's La Porte facility
                                                            and receives refinery grade
                                                            propylene from ExxonMobil at
                                                            Beaumont

Tri-States, Belle Rose,     Pascagoula, Miss.      239      Delivers raw make from            33.33% Tri-States  Williams (Wilprise
and Wilprise Systems        to Mobile Bay and               Pascagoula and Mobile Bay         41.7%  Belle Rose  & Tri-States)
                            Louisiana                       to Promix and Baton Rouge         33.33% Promix      Company(Belle Rose)

Dixie Pipeline System (a)   Mont Belvieu  to     1,301      Delivers propane from Mont        11.50%             Phillips
                            North Carolina                  Belvieu and Louisiana to                             Pipeline
                                                            Alabama, Georgia, South
                                                            Carolina and North
                                                            Carolina

                                              =========
     TOTAL FOR ALL PIPELINES                     2,437
                                              =========


----------------------------------------------------------------------------------------------------------------------------

(a) The Dixie Pipeline System is a cost method investment. Under generally accepted accounting principles, income is recognized from this investment as cash dividends are received. The Company records these receipts under the caption, "Dividend income from unconsolidated affiliates" in the Statements of Consolidated Operations and are not included in the determination of segment profit or loss. The investment in Dixie Pipeline, however, is part of segment assets.

         Houston Ship Channel Distribution System. The Houston ship channel distribution system is bi-directional for maximum operating flexibility, market responsiveness and transportation efficiency. These systems transport feedstocks to Company facilities for processing and deliver products to petrochemical plants and refineries. The Houston ship channel distribution system has an aggregate length of approximately 175 miles and extends west from Mont Belvieu, along the Houston ship channel to Pierce Junction south of Houston. The Houston ship channel system includes:

     o    a combination 6-inch and 8-inch propane/propylene mix pipeline;
     o    a combination 8-inch and 10-inch isobutane pipeline;
     o    an 8-inch methanol pipeline; and
     o    a combination 12-inch and 16-inch NGL import/export pipeline.

The  Houston  ship  channel   distribution   system   serves  the  refinery  and
petrochemical industry concentrated along the Houston ship channel and connects the Mont Belvieu facilities to a number of major customers and suppliers.

         Louisiana Pipeline Distribution System. The Louisiana Pipeline System is a collection of eleven pipelines in Louisiana aggregating 471 miles in length. The primary asset of this group is the Sorrento system. As with the Houston Ship Channel Distribution System, the Sorrento system is bi-directional for maximum operating flexibility, market responsiveness and transportation efficiency. The Sorrento system comprises two pipeline subsystems aggregating 183 miles in length that originate from Sorrento, Louisiana and serve the major refineries and petrochemical companies on the Mississippi River from near Baton Rouge, Louisiana to near New Orleans, Louisiana. One subsystem is used for transporting propane, and one is used for transporting butane and natural gasoline. Propane received in the Sorrento system is delivered to petrochemical plants or into the Dixie Pipeline. Butane from Mont Belvieu is received from the Dixie Pipeline at the Company's Breaux Bridge storage facility, and transported through the Sorrento system to refineries. The Company is the operator of the Sorrento system.

         In addition to the Sorrento system, the Louisiana Pipeline System is comprised of ten smaller pipelines that principally serve the Company's gas processing and other facilities. Eight of these lines were acquired in the TNGL acquisition. With the exception of the BRF raw make line operated by ExxonMobil, the Yscloskey/Toca pipeline operated by Dynegy, and the Cajun pipeline operated by the Company, these pipelines are operated by Equilon, an affiliate of Shell.

         Chunchula  Pipeline  System.  The  Chunchula  system  originates at the
Alabama-Florida border and extends west to the Company's NGL storage and fractionation facility in Petal, Mississippi. The Company owns and operates this 117-mile, 6-inch line consisting of the Chunchula Pipeline and the Jay Extension that gathers NGLs from the Chunchula, Jay and Hatters Pond Fields in Florida and Alabama for delivery to the Company's facility in Petal, Mississippi for processing or storage and further distribution.

         Lake Charles/Bayport Propylene Pipeline System. The Company operates a 134-mile propylene pipeline system which is used to distribute high purity propylene from Mont Belvieu to Montell's polypropylene plants in Lake Charles, Louisiana and Bayport, Texas and Aristech's facility in LaPorte, Texas. A segment of the pipeline is jointly owned by the Company and Montell, and another segment of the pipeline is leased from Mobil.

         The Company's equity investments in the Tri-States, Wilprise, and Belle Rose Systems. The Company is participating in pipeline joint ventures which support the BRF and Promix NGL fractionators. Tri-States, a joint venture with Amoco, Duke Energy, Koch and Williams, extends approximately 161 miles from Mobile Bay, Alabama to near Kenner, Louisiana. Wilprise, a joint venture with Williams and Amoco, extends approximately 30 miles from Kenner to Sorrento, Louisiana. The Company owns 33.33% of both Tri-States and Wilprise. In addition, the Company owns 41.7% of Belle Rose. Belle Rose is a joint venture with Gulf Coast NGL Pipeline and Koch. Belle Rose owns a 48-mile pipeline that extends from near Kenner, Louisiana to Promix.

         The Company's cost method investment in the Dixie System. The Company owns an 11.5% economic interest in Dixie. The other owners of Dixie are Amoco, Arco, Chevron, Conoco, ExxonMobil, Phillips, and Texaco. Dixie owns 1,301 miles of propane product pipeline which move propane supplies from Mont Belvieu and Louisiana into market areas in Georgia and the Carolinas. Dixie's throughput has averaged over 35 million barrels per year over the last three years. The operator of the Dixie System is Phillips. The Company's investment in Dixie is counted as part of segment assets; however, since Dixie is a cost method investment, the cash dividends received are recorded as part of "Other Income and Expense" in the Statements of Consolidated Operations of the Company as dividend income from an unconsolidated affiliate. These cash payments are not included in the determination of segment operating margin.

         Pipeline Acquisitions for fiscal 2000. On February 25, 2000, the Company announced the closing, effective March 1, 2000, of its acquisition of certain Louisiana and Texas pipeline assets from Concha Chemical Pipeline Company ("Concha"), an affiliate of Shell, for approximately $100 million in cash. The principal asset acquired was the Lou-Tex Propylene Pipeline which is 263 miles of 10" pipeline from Sorrento, Louisiana to Mont Belvieu, Texas. The Lou-Tex Propylene Pipeline is currently dedicated to the transportation of chemical grade propylene from Sorrento to the Mont Belvieu area. Also acquired in this transaction was 27.5 miles of 6" ethane pipeline between Sorrento and Norco, Louisiana, and a 0.5 million barrel storage cavern at Sorrento, Louisiana. The acquisition of the Lou-Tex Propylene Pipeline is the first step in the Company's development of an approximately $180 million, 160,000 barrel per day Louisiana-to-Texas gas liquids pipeline system. The second step involves the construction of the 263-mile Lou-Tex NGL Pipeline from Sorrento, Louisiana to Mont Belvieu, Texas, scheduled for completion in the third quarter of 2000. This larger system will link growing supplies of NGLs produced in Louisiana and Mississippi with the principal NGL markets on the United States Gulf Coast.

         On February 23, 2000, the Company offered to buy the remaining 88.5% ownership interests in Dixie from the other seven owners for a total purchase price of approximately $204.4 million. The offer is subject to the acceptance by the holders of a minimum of 68.5% of the oustanding ownership interests. The offer will expire on March 8, 2000 if it is not accepted by such holders. If the offer is accepted, the purchase would be subject to, among other things, preparation and execution of a definitive purchase agreement and the obtaining of requisite regulatory approvals and consents.

Houston Ship Channel Import/Export Facility

         General. The Company leases and operates a NGL import facility at the Oiltanking Houston marine terminal on the Houston ship channel. The Company owns a 50% interest in EPIK , a joint venture owning NGL export assets at the terminal. The import/export facility is connected to Mont Belvieu via the Company's 16-inch bi-directional import/export pipeline. This pipeline enables NGL tankers to be offloaded at their maximum (10,000 barrels per hour) unloading rate, thus minimizing laytime and increasing the number of vessels that can be offloaded. An 8-inch methanol pipeline which is part of the Houston ship channel distribution system also extends from the facility to Mont Belvieu and enables methanol to be delivered by ship and then transferred to the MTBE facility.

         The Company's equity investment in the EPIK Export Facility. EPIK, a joint venture with Idemitsu, owns a NGL Product Chiller and related equipment used for loading refrigerated marine tankers at the import/export facility. The NGL Product Chiller speeds the loading of tankers at rates up to 5,000 barrels per hour of refrigerated propane and butane, one of the highest loading rates in the United States. The Company has a 50% economic interest in EPIK.

Storage

         General. NGLs, NGL products, propane/propylene mix and other light hydrocarbons must be pressurized or refrigerated for storage or transportation in a liquid state. Above-ground storage of these materials in refrigerated or pressurized containers is uneconomical in the quantities required for efficient processing and industrial consumption. For this reason, such materials are typically stored in underground caverns, or wells, within salt domes or salt beds. These salt formations provide a medium which is impervious to the stored products and can contain large quantities of hydrocarbons in a safer manner and at a significantly lower per-unit cost than any above-ground alternative. Brine is used to displace the stored products and to maintain pressure in the well as product volumes fluctuate.

         The Company's Primary Storage Facilities. The Company owns nine storage wells at Mont Belvieu with an aggregate capacity of approximately 20 million barrels. In addition, the Company owns NGL storage caverns in Breaux Bridge, Louisiana and Petal, Mississippi with additional capacity of 15 million barrels. Several of the wells at Mont Belvieu are used to store mixed NGLs and propane/propylene mix that have been delivered for processing. Such storage allows the Company to mix various batches of feedstock and maintain a sufficient supply and stable composition of feedstock to the processing facilities. The Company also uses these wells to store certain fractionated products for its customers when they are unable to take immediate delivery. These products include propane, isobutane, normal butane, mixed butane and high purity propylene. These storage wells, product handling facilities and pipeline systems enable the Company to unload feedstocks and load processed products on marine tankers at maximum rates. Some of the Company's processing contracts allow for a short period of free storage (typically 30 days or less) and impose fees based on volumes stored for longer periods.

In addition to the storage facilities noted above, this operating segment contains the following assets acquired in the TNGL acquisition:

     o a wholly-owned underground propane storage facility at Sorrento, Louisiana, operated by Equilon, having a total storage capacity of 786,000 barrels; and
     o a 50% interest in an underground propane storage facility at Hattiesburg, Mississippi, operated by Dynegy, having a storage capacity of five million barrels.


OCTANE ENHANCEMENT

         This operating segment consists of the Company's equity interest in BEF which owns and operates a facility that produces motor gasoline additives to enhance octane. This facility currently produces MTBE.

         General. MTBE is produced by reacting methanol with isobutylene, which is derived from isobutane. MTBE was originally used as an octane enhancer in motor gasoline, partly in response to the lead phase-down program begun in the mid-1970's. Following implementation of the Clean Air Act Amendments of 1990, MTBE became a widely-used oxygenate to enhance the clean burning properties of motor gasoline. Although oxygen requirements can be obtained by using various oxygenates such as ethanol, ethyl tertiary butyl ether (ETBE) and tertiary amyl methyl ether (TAME), MTBE has gained the broadest acceptance due to its ready availability and history of acceptance by refiners. Additionally, motor gasoline containing MTBE can be transported through pipelines, which is a significant competitive advantage over alcohol blends.

         Substantially all of the MTBE produced in the United States is used in the production of oxygenated motor gasoline that is required to be used in carbon monoxide and ozone non-attainment areas designated pursuant to the Clean Air Act Amendments of 1990 and the California oxygenated motor gasoline program. Demand for MTBE is primarily affected by the demand for motor gasoline in these areas. Motor gasoline usage in turn is affected by many factors, including the price of motor gasoline (which is dependent upon crude oil prices) and general economic conditions. Historically, the spot price for MTBE has been at a modest premium to gasoline blend values. Future MTBE demand is highly dependent on environmental regulation, federal legislation and the actions of individual states.

         The Company's equity investment in Octane Enhancement facilities. The Company owns a 33.33% interest in BEF, the joint venture that owns the MTBE production facility located within the Mont Belvieu complex. Both Sun and Mitchell own 33.33% interests in BEF. The BEF facility was completed in 1994 and has an average MTBE production capacity of 14,800 barrels per day. EPCO operates the facility under a long-term contract.

         The Company's Octane Enhancement Customers and Contracts. Each of the owners of BEF is responsible for supplying one-third of the facility's isobutane feedstock through June 2004. Sun and Mitchell have each contracted to supply their respective portions of the feedstock from the Company's isomerization facilities. The methanol feedstock is purchased from third parties under long-term contracts and transported to Mont Belvieu by a dedicated pipeline which is part of the Houston Ship Channel Distribution System. Sun has entered into a contract with BEF under which Sun is required to take all of BEF's production of MTBE through May 2005. Under the terms of its agreement with BEF, Sun is required to pay through May 2000, the higher of a floor price (approximately $1.11 per gallon at December 31, 1999) or a market-based price for the first 193,450,000 gallons per contract year of production (equivalent to approximately 12,600 barrels per day) from the BEF facility, subject to quarterly adjustments on certain excess volumes. Sun is required to pay a market-based price for volumes produced in excess of 193,450,000 gallons per contract year. Since the contract year begins on June 1, if the facility produces at full capacity during the year, it reaches 193,450,000 gallons of production near the end of March, and sales thereafter through the end of May are at market-based prices. Generally, the price charged by BEF to Sun for MTBE has been above the spot market price for MTBE. The average Gulf Coast MTBE spot price was $.94 per gallon for December 1999 and $.72 per gallon for all of 1999. Beginning in June 2000, pricing on all volumes will convert to market-based rates.

         Recent Regulatory Developments. In November 1998, U.S. Environmental Protection Agency ("EPA") Administrator Carol M. Browner appointed a Blue Ribbon Panel (the "Panel") to investigate the air quality benefits and water quality concerns associated with oxygenates in gasoline, and to provide independent advice and recommendations on ways to maintain air quality while protecting water quality. The Panel issued a report on their findings and recommendations in July 1999. The Panel urged the widespread reduction in the use of MTBE due to the growing threat to drinking water sources despite that fact that use of reformulated gasolines have contributed to significant air quality improvements. The Panel credited reformulated gasoline with "substantial reductions" in toxic emissions from vehicles and recommended that those reductions be maintained by the use of cleaner-burning fuels that rely on additives other than MTBE and improvements in refining processes. The Panel stated that the problems associated with MTBE can be characterized as a low-level, widespread problem that had not reached the state of being a public health threat. The Panel's recommendations are geared towards confronting the problems associated with MTBE now rather than letting the issue grow into a larger and worse problem. The Panel did not call for an outright ban on MTBE but stated that its use should be curtailed significantly. The Panel also encouraged a public educational campaign on the potential harm posed by gasoline when it leaks into ground water from storage tanks or while in use. Based on the Panel's recommendations, the EPA is expected to support a revision of the Clean Air Act of 1990 that maintains air quality gains and allows for the removal of the requirement for oxygenates in gasoline.

         Several public advocacy and protest groups active in California and other states have asserted that MTBE contaminates water supplies, causes health problems and has not been as beneficial as originally contemplated in reducing air pollution. In California, state authorities negotiated an agreement with the EPA to implement a program requiring oxygenated motor gasoline at 2.0% for the whole state, rather than 2.7% only in selected areas. On March 25, 1999, the Governor of California ordered the phase-out of MTBE in that state by the end of 2002. The order also seeks to obtain a waiver of the oxygenate requirement from the EPA in order to facilitate the phase-out; however, due to increasing concerns about the viability of alternative fuels, the California legislature on October 10, 1999 passed the Sher Bill (SB 989) stating that MTBE should be banned as soon as feasible rather than by the end of 2002.

         Legislation to amend the federal Clean Air Act of 1990 has been introduced in the U.S. House of Representatives; it would ban the use of MTBE as a fuel additive within three years. Legislation introduced in the U.S. Senate would eliminate the Clean Air Act's oxygenate requirement in order to assist the elimination of MTBE in fuel. No assurance can be given as to whether this or similar federal legislation ultimately will be adopted or whether Congress or the EPA might takes steps to override the MTBE ban in California.

         Alternative Uses of the BEF facility. In light of these regulatory developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. Alkylate is a high octane, low sulfur, low vapor pressure compound, produced by the reaction of isobutylene or normal butylene with isobutane, and used by refiners as a component in gasoline blending. At present the forecast cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.

         Octane Enhancement Volumes and Utilization Rates. The following table shows the production volumes and utilization at BEF's facility over the past five years:

                                                       1995       1996       1997       1998      1999
                                                       ----       ----       ----       ----      ----
Average MTBE daily production volume                   9.6        13.2       14.4       14.0      13.9
     (thousands of barrels)
Average capacity utilization                           65%        89%        97%        95%       94%


PROCESSING

         General. This operating segment consists of the Company's natural gas processing business and related merchant activities. The Company entered into the natural gas processing business through the TNGL acquisition. In this transaction, the Company acquired the Shell Processing Agreement, whereby the Company has the right to process Shell's current and future production from the Gulf of Mexico within the state and federal waters off Texas, Louisiana, Mississippi, Alabama and Florida. This includes natural gas production from the developments currently referred to as deepwater. Shell is the largest oil and gas producer and holds one of the largest lease positions in the deepwater Gulf of Mexico. Based on industry projections, management believes that the Gulf of Mexico natural gas and associated NGL production will significantly increase in the coming years as a result of advances in three dimensional seismic and development systems and continued capital spending by major oil companies regardless of the commodity environment.

         The natural gas processing plants acquired in the TNGL acquisition are primarily straddle plants which are situated on mainline natural gas pipelines. Straddle plants allow plant owners to extract NGLs from a natural gas stream when the market value of the NGLs is higher than the market value of the same unprocessed natural gas. After extraction, raw make is typically transported to a centralized facility for fractionation where it is separated into purity NGL products such as ethane, propane, normal butane, isobutane and natural gasoline. The purity NGL products can then be used by the Company in its merchant activities to meet contractual requirements or sold on the spot and forward markets.

         The majority of the operating margins earned by the Company's natural gas processing operations are based on the relative economic value of the NGLs extracted by the gas plants compared to the fuel and shrinkage value of the natural gas consumed to produce the NGLs, less the operating costs of the natural gas processing plants. Processing contracts based on this type of arrangement are generally called keepwhole contracts. Specifically, a keepwhole contract is defined as a natural gas processing arrangement where the processor (i.e., the Company) generally takes title to the NGLs extracted from natural gas. The processor reimburses the producer (e.g., Shell or others) for the market value of the energy extracted from the natural gas stream in the form of fuel and NGLs based on the BTUs (a measure of heat value) consumed multiplied by the market value for natural gas. The processor derives a profit margin to the extent the market value of the NGLs extracted exceeds the market value of fuel and shrinkage and the operating costs of the natural gas plant.

         Generally, in its isomerization merchant activities the Company takes title to feedstock products and sells processed end products. In the case of its gas processing facilities, the Company takes title to a portion of the raw make (such amount defined by contract) that it extracts from the natural gas stream. The purity NGL products extracted from the raw make are then sold by the Company in the normal course of business. The Company from time to time uses financial instruments to reduce its commodity price exposure. For a general discussion on the Company's commodity risk management policies and exposure, see Item 7A of this report, "Quantitative and Qualitative Disclosures about Market Risk."

         The Company's Natural Gas Processing Plants. The Company owns interests in and operates the following natural gas processing plants:

     o Toca, St. Bernard Parish, Louisiana: a plant constructed in the 1970s with a throughput capacity of 1.1 billion cubic feet per day. The plant has two independent trains, a lean oil train with a capacity of 850 million cubic feet per day and a cryogenic train with a capacity of 250 million cubic feet per day. The ownership of the plant is based on a combination of fixed gas units and variable NGL production. The Company's ownership is currently approximately 54%.

     o North Terrebonne, Terrebonne Parish, Louisiana: a lean oil plant built during the mid 1960s with a throughput capacity of 1.3 billion cubic feet per day. The ownership of the plant is variable based primarily on the prior year's NGL production. The Company's ownership is currently 33%. Linked with this gas plant is the Tebone NGL fractionation facility located in Ascension Parish, Louisiana. The Tebone NGL fractionation facility was built in the 1960s as well and receives raw make from the North Terrebone gas processing plant. This fractionation facility has a current rated capacity of 30,000 barrels per day.

     o Calumet, St. Mary Parish, Louisiana: a lean oil plant built during the early 1970s with a throughput capacity of 1.6 billion cubic feet per day. Ownership is based on a combination of fixed gas units and variable NGL production. The Company's ownership is currently approximately 37%.

     o Neptune, St. Mary Parish, Louisiana (under construction): a new cryogenic plant under construction with a throughput capacity of 300 million cubic feet per day. Operations are scheduled to begin in March 2000. The Company's ownership will be fixed at 66% with Marathon Oil Company owning the remaining 34%.

The Company holds non-operating interests in the following six natural gas processing plants:

     o Yscloskey, St. Bernard Parish, Louisiana: a lean oil plant built during the early 1960s with a throughput capacity 1.85 billion cubic feet per day. The ownership of the plant is variable and is based entirely on the prior year's NGL production. The Company's ownership is currently approximately 31%. Dynegy operates the plant.

     o Burns Point, St. Mary Parish, Louisiana: a cryogenic plant built in 1982 with a throughput capacity of 160 million cubic feet per day. The Company's ownership is fixed at 50%. Marathon Oil Company, which operates the facility, owns the other 50%.

     o Sea Robin, Vermillion Parish, Louisiana: a cryogenic plant built during the 1970s with a throughput capacity of 950 million cubic feet per day. Ownership is based on a combination of fixed gas and liquids units and variable NGL production. The Company's ownership is currently 6.3%. Texaco operates the plant.

     o Blue Water, Acadia Parish, Louisiana: a cryogenic plant built during the late 1970s with a throughput capacity of 950 million cubic feet per day. The Company's ownership is fixed at 7.4%. The operator of the plant is ExxonMobil.

     o Iowa, Jefferson Davis Parish, Louisiana: a cryogenic plant built during the mid 1970s with a throughput capacity of 500 million cubic feet per day. Ownership is based on a combination of fixed gas units and variable NGL production. The Company's ownership is currently approximately 2%. The operator of the plant is Texas Eastern Transmission Company.

     o Pascagoula, Mississippi: a cryogenic plant with 1.0 billion cubic feet per day of capacity in two trains (500 million cubic feet per day each). The first train commenced operation in February 1999 and the second is came on line in the fourth quarter of 1999. The Company's ownership is fixed at 40%. Amoco, which operates the facility, owns the other 60%.

         The Company's Natural Gas Processing and related merchant activity Contracts and Customers. The primary contracts that are an integral part of the gas processing business and related merchant activities are as follows:

     o As result of the TNGL acquisition effective August 1, 1999, the Company obtained the Shell Processing Agreement which is a 20-year exclusive natural gas processing agreement with Shell for the rights to process its current and future natural gas production from the state and federal waters of the Gulf of Mexico on a keepwhole basis. The ability to process the NGL-rich deepwater developments of Shell in the Gulf of Mexico was one of the leading value drivers of the TNGL acquisition.

         Generally, the Shell Processing Agreement grants the Company the following rights and obligations:

     o the exclusive right to process any and all of Shell's Gulf of Mexico natural gas production from existing and future dedicated leases; plus

     o the right to all title, interest, and ownership in the raw make extracted by the Company's gas processing facilities from Shell's natural gas production from such leases; with

     o the obligation to deliver to Shell the natural gas stream after the raw make is extracted.

o The Company has also entered into contracts to sell isobutane to Global Octanes, Texas Petrochemicals, Equistar, Citgo, Crown Central and Texaco. The Company has long-standing business relationships with Global Octanes and Texas Petrochemicals. Both of these contracts were renegotiated in 1998 and provide for the delivery of isobutane on the Company's pipeline for a fee. The term of the Global Octanes contract extends to April 2002, and the Texas Petrochemicals contract extends to August 2003. Prices under these contracts generally are based on the spot market price for isobutane at Mont Belvieu. The Company can meet its sales obligations either by:

     o purchasing normal butane in the spot market or utilizing normal butane inventory from the gas plants and isomerizing it;
     o purchasing mixed butane on the spot market, including imports, and processing it through a DIB; or
     o purchasing isobutane in the spot markets or utilizing isobutane inventory from the gas.

         When the price differential between normal butane and isobutane is not substantial enough to justify isomerization, the Company purchases isobutane (or uses its own inventory of isobutane from the fractionation facilities) and delivers it to sales customers who pay market-based prices. Accordingly, the percentage of isomerization volumes represented by processing customers increases when the spread between normal butane and isobutane prices is narrow.

          Railway Transportation Assets. The Company utilizes a fleet of approximately 725 rail cars as part of its operations. These assets can be described as follows:

     o a fleet of approximately 270 rail cars under short and long-term leases used to deliver feedstocks to Mont Belvieu and transport NGL products throughout the United States;
     o        a fleet  of  approximately   400  rail  cars  on  average  under
              short-term lease by the operations acquired as a result of the TNGL acquisition for servicing its related merchant activities (the Company assumed these leases as part of the acquisition); and,
     o a fleet of 55 rail cars in propane service owned by the Company that were acquired in the TNGL acquisition. Each car has storage capacity of approximately 30,000 gallons of propane.

         The Company also has rail loading/unloading facilities at Mont Belvieu, Texas, Breaux Bridge, Louisiana and Petal, Mississippi to service its and customers' rail shipments. The costs of maintaining the rail cars and associated assets are a cost of the NGL merchant business.

         Natural Gas Processing Equity Production Volumes and Utilization Rates. The throughput capacities of the gas processing facilities are based on practical limitations. The Company's utilization of the gas processing assets depends upon general economic and operating conditions. The Company uses its equity production of NGLs from such facilities as a barometer of activity at the plants. Equity production is a function of throughput (i.e., higher throughput rates translate into higher equity volumes) and can be defined as the volume of NGLs extracted by the processing facilities to which the Company takes title under the terms of its processing agreements or as result of its plant ownership interests. For the period August 1, 1999 through December 31, 1999, the equity volumes produced by the gas processing facilities averaged 67 MBPD. For comparison purposes, the gas processing facilities averaged 57 MBPD for the full year of 1999. In 1998, the same assets produced an average of 41 MBPD. The increase in equity production from 1998 to 1999 is attributable to increased Gulf of Mexico deepwater production, the start-up of the Pascagoula facility in 1999, and improved pricing of NGLs which justified higher extraction rates.

         The Company's cost method investment in VESCO. The Company's investment in VESCO consists of a 13.1% economic interest in a limited liability company owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in Louisiana. The other owners of VESCO are Chevron,

Koch, Venice Gathering, and Dynegy with Dynegy being the operator of the facilities. The Company's ownership interest in VESCO is the result of the TNGL acquisition. The primary assets of VESCO (all located in Plaquemines Parish, Louisiana) are:

     o    a lean oil plant with 1.0 billion cubic feet per day of capacity;
     o    a cryogenic plant with 300 million cubic feet per day of capacity;
     o    a NGL  fractionation  facility  with a capacity of 36,000  barrels per day;
     o eight salt storage dome caverns (one for brine and seven for NGLs) having a storage capacity of 12 million barrels of NGLs;
     o a NGL barge loading and unloading facility and pumps for delivering ethane to a customer's pipeline;
     o approximately 250 miles of regulated pipelines with a throughput capacity of 810 million cubic feet per day called the Venice Gathering System; and
     o    30,000   horsepower  of  compression   capacity  and  gas  dehydration
          facilities.


OTHER

         This operating segment is primarily comprised of fee-based marketing activities. The Company performs NGL marketing services for a small number of customers for which it charges a commission. The customers served are primarily located in California, Illinois, Florida, and Washington state. The Company utilizes the resources of its gas processing merchant business group to perform these services. Fees charged to customers are based on either a percent of the final sales price or a fixed-fee per gallon. The Company handles approximately 22,250 barrels per day of various NGL products through its fee-based services with the period of highest activity occurring during the winter months. This segment also includes other engineering services, construction equipment rentals and computer network services that support plant operations.

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

         The Company's Mont Belvieu fractionation facility competes for volumes of mixed NGLs with three other fractionators at Mont Belvieu: Cedar Bayou Fractionators, a joint venture between Dynegy and Amoco (205,000 barrels per day capacity); Gulf Coast Fractionators, a joint venture of Conoco, Mitchell and Dynegy (110,000 barrels per day capacity); and Diamond-Koch, a joint venture between Ultramar Diamond, Koch and Union Pacific Resources (reported to be less than 150,000 barrels per day capacity). ExxonMobil operates a fractionation facility (110,000 barrels per day capacity) in Hull, Texas that is connected to Mont Belvieu by pipeline and Phillips Petroleum operates a fractionation facility (100,000 barrels per day capacity) in Sweeny, Texas that is connected to Mont Belvieu by pipeline. ExxonMobil and Phillips use their facilities primarily to process their own NGL production but at certain times these facilities compete with the fractionators at Mont Belvieu. The Company's fractionation facilities also compete on a more limited basis with two fractionators in Conway, Kansas: Williams (107,000 barrels per day capacity) and Koch (200,000 barrels per day capacity) and with a number of decentralized, smaller fractionation facilities in Louisiana, the most significant of which are Promix at Napoleonville, in which the Company owns a one-third interest (145,000 barrels per day capacity), Texaco/Williams at Paradis (45,000 barrels per day capacity) and TransCanada at Eunice and Riverside (62,000 barrels per day combined capacity). In recent years, the Conway market has experienced excess capacity and prices for NGL products that are generally lower than prices at Mont Belvieu, although prices in Conway tend to strengthen along with demand for propane in winter months. Finally, a number of producers operate smaller-scale fractionators at individual field processing facilities.

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

         The United States Gulf Coast gas processing business is competitive. The Company encounters competition from fully integrated oil companies, pipeline companies and their non-regulated affiliates, and independent processors. Each of these companies have varying levels of financial and personnel resources. The principal areas of competition include obtaining the gas plant capacities required to meet the Company's processing needs, obtaining gas supplies where the Company has excess processing capacity and in the marketing of the final NGL products. With the TNGL acquisition, the Company has obtained the infrastructure and experience to effectively compete in this market.

         In the Company's fee-based marketing services, the principal methods of competition revolves around price and quality of service.

MAJOR CUSTOMERS OF THE COMPANY

         The Company's revenues are derived from a wide customer base. As such, no single customer accounted for more than 10% of consolidated revenues in fiscal 1999. For a more complete discussion of significant customers in the last three fiscal years, see Note 9 of the Notes to the Consolidated Financial Statements.



SIGNIFICANT AGREEMENT WITH EPCO

         The Company has no employees. All management, administrative and operating functions are performed by employees of EPCO. Operating costs and expenses include charges for EPCO's employees who operate the Company's various facilities. Such charges are based upon EPCO's actual salary costs and related fringe benefits.

         In connection with the Company's initial public offering ("IPO") on July 27, 1998, EPCO, the General Partner and the Company entered into the EPCO Agreement pursuant to which (i) EPCO agreed to manage the business and affairs of the Company and the Operating Partnership; (ii) EPCO agreed to employ the operating personnel involved in the Company's business for which EPCO is reimbursed by the Company at cost; (iii) the Company and the Operating Partnership agreed to participate as named insureds in EPCO's current insurance program, and costs are allocated among the parties on the basis of formulas set forth in the agreement; (iv) EPCO agreed to grant an irrevocable, non-exclusive worldwide license to all of the trademarks and trade names used in its business to the Company; (v) EPCO agreed to indemnify the Company against any losses resulting from certain lawsuits; and (vi) EPCO agreed to sublease all of the equipment which it holds pursuant to operating leases relating to an isomerization unit, a deisobutanizer tower, two cogeneration units and approximately 100 rail cars to the Company for $1 per year and assigned its purchase options under such leases to the Company (hereafter referred to as "Retained Leases"). Pursuant to the EPCO Agreement, EPCO is reimbursed at cost for all expenses that it incurs in connection with managing the business and affairs of the Company, except that EPCO is not entitled to be reimbursed for any selling, general and administrative expenses. In lieu of reimbursement for such selling, general and administrative expenses, EPCO is entitled to receive an annual administrative services fee that initially equals $12.0 million. The General Partner, with the approval and consent of the Audit and Conflicts
Committee of the Company, has the right to agree to increases in such administrative services fee of up to 10% each year during the 10-year term of the EPCO Agreement and may agree to further increases in such fee in connection with expansions of the Company's operations through the construction of new facilities or the completion of acquisitions that require additional management personnel. On July 7, 1999, the Audit and Conflicts Committee of the General Partner authorized an increase in the administrative services fee to $1.1 million per month from the initial $1.0 million per month. The increased fees were effective August 1, 1999. Beginning in January 2000, the administrative services fee will increase to $1.55 million per month plus accrued employee incentive plan costs to compensate EPCO for the additional selling, general, and administrative charges related to the additional administrative employees acquired in the TNGL acquisition.

EMPLOYEES

         At December 31, 1999, EPCO employed approximately 680 employees involved in the management and operation of assets owned and operated by the Company; none of them were members of a union. The Norco facilities are managed by the Company with the assets operated under contract by union employees of a Shell affiliate. Shell's relationship with its union employees at Norco can be characterized as good and the Company believes that this relationship will continue.

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

         INTRASTATE COMMON CARRIER REGULATION

         The Sorrento NGL products pipeline, the Yscloskey and Toca-to-Norco petroleum products pipeline, the Norco-to-Sorrento and the Tebone-to-Vulcan, Sorrento, Norco, and Geismar ethane pipelines and the Norco-to-Sorrento propane pipeline are intrastate common carrier pipelines that are subject to various Louisiana state laws and regulations that affect the terms of service and rates for such services. The Company's Houston Ship Channel pipeline and the remainder of its Louisiana pipelines are intrastate private carriers not subject to rate regulation.

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

        Clean Air Act--Fuels. See discussion of Octane Enhancement - Recent Regulatory Developments.

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


ITEM 3.  LEGAL PROCEEDINGS.

         EPCO has indemnified the Company against any litigation pending as of the date of its formation. The Company is sometimes named as a defendant in litigation relating to its normal business operations. Although the Company insures itself against various business risks, to the extent management believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify the Company against liabilities arising from future legal proceedings as a result of its ordinary business activity. Management is aware of no significant litigation, pending or threatened, that would have a significant adverse effect on the Company's financial position or results of operations


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

         The following table sets forth the high and low sale prices per Common Unit (as reported under the symbol "EPD" on the New York Stock Exchange), the amount of cash distributions paid per Common Unit and Subordinated Unit and the record and payment dates related to such cash distributions. The Common Units began trading on July 28, 1998.

                                                                           Cash Distributions
                                                --------------------------------------------------------------------------
                              Price Range          Per Common      Per Subordinated       Record            Payment
                            High        Low           Unit               Unit              Date               Date
                         -------------------------------------------------------------------------------------------------
1998
----
    Third Quarter         $  22.063   $  14.625
    Fourth Quarter        $  18.375   $  13.750      $ 0.32             $ 0.32       October 30,1998     November 12, 1998
1999
----
    First Quarter         $  18.500   $  14.938      $ 0.45             $ 0.45       January 29,1999     February  11, 1999
    Second Quarter        $  18.625   $  15.063      $ 0.45             $ 0.07       April 30, 1999      May  12,  1999
    Third Quarter         $  20.688   $  17.875      $ 0.45             $ 0.37       July 30, 1999       August 11, 1999
    Fourth Quarter        $  20.375   $  17.000      $ 0.45             $ 0.45       October 29, 1999    November 10, 1999
2000
----
    First Quarter         $  20.500   $  18.250      $ 0.50             $ 0.50       January 31, 2000    February 10,  2000
    (through February 25, 2000)

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

         From its inception through the fourth quarter 1999, the Company paid its minimum quarterly distribution of $.45 per Common Unit. The $.32 cash distribution made during the fourth quarter 1998 was based upon the minimum quarterly distribution of $0.45 per Unit adjusted to take into account the 65-day period of the third quarter during which the Company was a public entity. On January 17, 2000, the Company declared an increase in its quarterly cash distribution to $0.50 per Unit. This represents a $0.05 per unit, or an 11.1%, increase from its previous distribution rate of $0.45 per Unit. The distribution was paid on Feb. 10, 2000 to Common and Subordinated Unitholders of record at the close of business on Jan. 31, 2000. The increase is attributable to the growth in cash flow that the Company has achieved through the completion of new projects, improved operating results, and accretive acquisitions. Although the payment of such quarterly distributions are not guaranteed, the Company currently expects that it will continue to pay comparable cash distributions in the future.

         As of February 4, 2000, there were approximately 198 Unitholders of record of the Company's Common Units.

Recent Sales of Unregistered Securities

         On August 1, 1999, the Company acquired TNGL from Tejas Energy (now Coral Energy LLC) an affiliate of Shell, in exchange for 14.5 million non-distribution bearing, convertible special partner Units of the Company (the "Special Units") and cash payment of $166 million. Coral Energy also has the right to acquire up to 6.0 million additional Special Units if the volumes of natural gas processed by the Company for Shell reach certain agreed upon levels in 2000 and 2001. The 14.5 million Special Units will automatically convert into Common Units on a one-for-one basis as follows: 1.0 million on August 1, 2000

(or the day following the record date for distributions for the second quarter of 2000); 5.0 million units on August 1, 2001; and 8.5 million on August 1, 2002. If all of the 6.0 million contingent Units are issued, they would convert into Common Units on August 1, 2002 (1.0 million Units) and August 1, 2003 (5.0 million Units).

         No underwriter was involved in the transaction, and the issuance of the convertible Special Units was not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof. The Company is entitled to rely upon Section 4(2) in connection with this transaction because it was a privately negotiated transaction with a single accredited investor.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth for the periods and at the dates indicated, selected historical financial data for the Company. The selected historical financial data (except for EBITDA of unconsolidated affiliates) have been derived from the Company's audited financial statements for the periods indicated. The selected historical income statement data for each of the three years in the period ended December 31, 1999 and the selected balance sheet data as of December 31, 1999 and 1998 should be read in conjunction with the audited financial statements for such periods included elsewhere in this report. EBITDA of unconsolidated affiliates has been derived from the financial statements of such entities for the periods indicated. See also "Management's Discussion and Analysis of Financial Condition and Results of Operation." The dollar amounts in the table below, except per Unit data, are in thousands.

                                                                          For the Year Ended December 31,
                                                      ------------------------------------------------------------------------
                                                           1995          1996          1997           1998        1999 (6)
                                                      ------------------------------------------------------------------------
INCOME STATEMENT DATA:
     Revenues from consolidated operations             $    790,080  $    999,506  $  1,020,281    $   738,902  $  1,332,979

     Equity in income of unconsolidated affiliates           12,274        15,756        15,682         15,671        13,477
                                                      ------------------------------------------------------------------------
           Total                                            802,354     1,015,262     1,035,963        754,573     1,346,456
     Operating costs and expenses  (1)                      719,389       907,524       938,392        685,884     1,201,605
                                                      ------------------------------------------------------------------------
     Operating margin                                        82,965       107,738        97,571         68,689       144,851
     Selling, general and administrative expenses(1,2)       21,120        23,070        21,891         18,216        12,500
                                                      ------------------------------------------------------------------------
     Operating income                                        61,845        84,668        75,680         50,473       132,351
     Interest expense                                       (27,567)      (26,310)      (25,717)       (15,057)      (16,439)
     Interest income                                            554         2,705         1,934            772           886
     Interest income from unconsolidated affiliates                                                        809         1,667
     Dividend income from unconsolidated affiliates                                                                    3,435
     Other  income   (expense),  net                            305           364           793            358          (379)
                                                      ------------------------------------------------------------------------
     Income  before  extraordinary  charge and
       minority interest                                     35,137        61,427        52,690         37,355       121,521
     Extraordinary charge on early
        extinguishment of debt                                    -             -             -        (27,176)            -
                                                      ------------------------------------------------------------------------
     Income before minority interest                        35,137         61,427        52,690         10,179       121,521
     Minority interest                                        (351)          (614)         (527)          (102)       (1,226)
                                                      ========================================================================
     Net income                                        $    34,786   $     60,813  $     52,163    $    10,077   $   120,295
                                                       ========================================================================

     Basic Net income per Unit (3)                           $0.63          $1.10         $0.94          $0.17        $ 1.79
     Number of Units used for basic EPU (in 000s)         54,962.8       54,962.8      54,962.8       60,124.4      66,710.4
     Diluted Net income per Unit (3)                                                                                  $ 1.64
     Number of Units used for diluted EPU (in 000s)                                                                 72,788.5
     Dividends declared per Common Unit                                                                  $0.77        $ 1.85

BALANCE SHEET DATA (AT PERIOD END):
     Total assets                                      $   610,931   $    711,151  $    697,713    $   741,037   $ 1,494,952
     Long-term debt                                        281,656        255,617       230,237         90,000       295,000
     Combined equity/Partners' equity                      198,815        266,021       311,885        562,536       789,465
OTHER FINANCIAL DATA:
     Cash flows from operating activities              $    12,212   $     91,431  $     57,795    $   (20,294)  $   168,810
     Cash flows from investing activities                   (9,233)       (57,725)      (30,982)       (50,695)     (265,221)
     Cash flows from financing activities                   11,995        (24,930)      (26,551)        61,238        77,538
     EBITDA (4)                                             65,406         87,109        79,882         55,472       147,050
     EBITDA of  unconsolidated  affiliates(5)               18,520         25,012        24,372         23,912        23,425

Notes to Selected Financial Data Table

(1) Certain 1995 through 1998 amounts have been reclassified to conform to the 1999 presentation.
(2) 1998 and 1999 expenses are lower than 1997 amounts due to the adoption of the EPCO agreement.
(3) Basic net income per Unit is computed by dividing the limited partners' 99% interest in Net income by the weighted average of the number of Common and Subordinated Units outstanding. Diluted net income per Unit is computed by dividing the limited partners' 99% interest in Net income by the weighted average of the number of Common, Subordinated, and Special Units outstanding.
(4) EBITDA is defined as net income plus depreciation and amortization and interest expense less equity in income of unconsolidated affiliates. Interest expense (excluding amortization of loan costs) was $14.7 million and $14.9 million in 1998 and 1999, respectively. EBITDA should not be considered as an alternative to net income, operating income, cash flow from operations or any other measure of financial performance presented in accordance with generally accepted accounting principals. EBITDA is not intended to represent cash flow and does not represent the measure of cash available for distribution, but provides additional information for evaluating the Company's ability to make the minimum quarterly distribution. Management uses EBITDA to assess the viability of projects and to determine overall rate of returns on alternative investment opportunities. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies. EBITDA for 1998 excludes the extraordinary charge of $27,176 million related to the early extinguishment of debt.
(5) Represents the Company's pro rata share of net income plus depreciation and amortization and interest expense of the unconsolidated affiliates.
(6) 1999 amounts reflect the impact of the TNGL and MBA acquisitions. The TNGL acquisition was effective August 1, 1999 with the MBA acquisition effective July 1, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto of Enterprise Products Partners L.P. ("Enterprise" or the "Company") included elsewhere herein.

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

         The Company's NGL processing operations are concentrated in the Texas, Louisiana, and Mississippi Gulf Coast area. A large portion is concentrated in Mont Belvieu, Texas, which is the hub of the domestic NGL industry and is adjacent to the largest concentration of refineries and petrochemical plants in the United States. The facilities the Company operates at Mont Belvieu include:
(i) one of the largest NGL fractionation facilities in the United States with an average production capacity of 210,000 barrels per day; (ii) the largest butane isomerization complex in the United States with an average isobutane production capacity of 80,000 barrels per day; (iii) one of the largest MTBE production facilities in the United States with an average production capacity of 14,800 barrels per day; and (iv) two propylene fractionation units with an average combined production capacity of 31,000 barrels per day. The Company owns all of the assets at its Mont Belvieu facility except for the NGL fractionation facility, in which it owns an effective 62.5% economic interest (see Recent Acquisitions below); one of the propylene fractionation units, in which it owns a 54.6% interest and controls the remaining interest through a long-term lease; the MTBE production facility, in which it owns a 33.33% interest; and one of its three isomerization units and one deisobutanizer which are held under long-term leases with purchase options. The Company also owns and operates approximately 28 million barrels of storage capacity at Mont Belvieu and 7 million barrels of storage capacity in Petal, Mississippi that are an integral part of its processing operations. In addition, the Company owns and operates a NGL fractionation facility in Petal, Mississippi with an average production capacity of 7,000 barrels per day. The Company also leases and operates one of only two commercial NGL import/export terminals on the Gulf Coast.

         As a result of the Tejas Natural Gas Liquids, LLC ("TNGL") acquisition, the Company acquired, effective August 1, 1999:

o a 20-year natural gas processing agreement with Shell for the rights to process its current and future natural gas production from the state and federal waters of the Gulf of Mexico ("Shell Processing Agreement");
o varying interests in 11 natural gas processing plants (including one under construction) with a combined gross capacity of 11.0 billion cubic feet per day ("Bcfd") and net capacity of 3.1 Bcfd;
o four NGL fractionation facilities with a combined gross capacity of 281,000 BPD and net capacity of 131,500 BPD; and
o four NGL storage facilities with approximately 28.8 million barrels of gross capacity and 8.8 million barrels of net capacity.

         Lastly, the Company has operating and non-operating ownership interests in over 2,400 miles of NGL pipelines along the Gulf Coast (including an 11.5% interest in the 1,301 mile Dixie Pipeline). All references herein to "Shell", unless the context indicates otherwise, shall refer collectively to Shell Oil Company, its subsidiaries and affiliates.


         Recent Acquisitions

         TNGL Acquisition. As noted above, effective August 1, 1999, the Company acquired TNGL from Tejas Energy, LLC ("Tejas Energy"), now Coral Energy LLC, an affiliate of Shell, in exchange for 14.5 million non-distribution bearing, convertible special partner units ("Special Units") of the Company and a cash payment of $166 million. The Company also agreed to issue up to 6.0 million non-distribution bearing, convertible special units ("Contingency Units") to Shell in the future if the volumes of natural gas that the Company processes for Shell reach certain agreed upon levels in 2000 and 2001. The businesses acquired from Shell include natural gas processing and NGL fractionation, transportation and storage in Louisiana and Mississippi and its NGL supply and merchant business. The assets acquired include varying interests in 11 natural gas processing plants, four NGL fractionation facilities, and four NGL storage facilities and operator and non-operator ownership interests in approximately 1,500 miles of NGL pipelines. The Company accounted for this acquisition using the purchase method.

         The Company's major customer related to the TNGL assets is Shell. Under the terms of the Shell Processing Agreement, the Company has the right to process substantially all of Shell's current and future natural gas production from the Gulf of Mexico. This includes natural gas production from the developments currently referred to as deepwater. Generally, the Shell Processing Agreement grants the Company the following rights and obligations:

     o the exclusive right to process any and all of Shell's Gulf of Mexico natural gas production from existing and future dedicated leases; plus

     o the right to all title, interest, and ownership in the raw make extracted by the Company's gas processing facilities from Shell's natural gas production from such leases; with

     o the obligation to deliver to Shell the natural gas stream after the raw make is extracted.

         Natural gas processing plants are generally located near the production area. When produced at the wellhead, natural gas generally must be processed to separate the merchantable, pipeline quality natural gas (principally methane), from NGLs and other impurities. Wet or rich natural gas normally must be processed to render the natural gas acceptable for transport in the nation's gas pipeline distribution system and to meet specifications required by local natural gas distribution companies. After being extracted in the field, mixed NGLs, sometimes referred to as "y-grade" or "raw make" are typically transported to a central facility for fractionation and subsequent sale.

         Mont Belvieu NGL Fractionation facility. Effective July 1, 1999, a subsidiary of the Operating Partnership acquired an additional 25% interest in the Mont Belvieu NGL fractionation facility from Kinder Morgan Operating LP "A" ("Kinder Morgan") for a purchase price of approximately $41.2 million in cash and the assumption of $4 million in debt. An additional 0.5% interest in the same facility was purchased from EPCO for a cash purchase price of $0.9 million. This acquisition (referred to as the "MBA acquisition") increased the Company's effective economic interest in the Mont Belvieu NGL fractionation facility from 37.0% to 62.5%. As a result of this acquisition, the results of operations after July 1, 1999 were consolidated rather than included in equity in earnings of unconsolidated affiliates.

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

         When the price of crude oil nears a multiple of ten (or higher) to the price of natural gas (i.e., crude oil $20 per barrel and natural gas $2 per thousand cubic feet ("MCF")), NGL pricing has been strong due to increased use in manufacturing petrochemicals. In 1999, the industry experienced a multiple of approximately nine (i.e., crude oil averaged $19.29 per barrel (based on averages of published Cushing Oklahoma prices) and natural gas averaged $2.27 per MCF (based on averages of published Henry Hub prices)), which caused petrochemical manufacturing demand to change from a preference for crude oil derivatives to a reliance on NGLs. In 1998, when the multiple was approximately seven, petrochemical manufacturing demand relied on crude oil derivatives which depressed NGL prices. This change resulted in the increasing of both the production and pricing of NGLs. In the NGL industry, revenues and cost of goods sold can fluctuate significantly up or down based on current NGL prices. However, operating margins will generally remain constant except for the effect of inventory price adjustments or increased operating expenses.


RESULTS OF OPERATION OF THE COMPANY

         Historically, the Company has had only one reportable business segment:
NGL Operations. Due to the broadened scope of the Company's operations with the acquisition of TNGL in the third quarter of 1999, the Company's operations are being managed using the following five reportable business segments to better reflect the earnings and activities in each of the Company's major lines of business:

     o    Fractionation
     o    Pipeline
     o    Processing
     o    Octane Enhancement
     o    Other

         Fractionation  includes  NGL  fractionation,  polymer  grade  propylene fractionation and butane isomerization (converting normal butane into high purity isobutane) services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

     The management of the Company evaluates segment performance on the basis of gross operating margin. Gross operating margin reported for each segment represents earnings before depreciation, lease expense obligations retained by the Company's largest Unitholder, EPCO, and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin. Segment gross operating margin is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at arms-length prices which are intended to approximate the prices charged to external customers. Segment assets consists of property, plant and equipment and the amount of investments in and advances to equity and cost method investees.

         The Company's gross operating margins by segment (in thousands) along with a reconciliation to consolidated operating income over the past three years were as follows:

                                                              Year Ended December 31,
                                               -------------------------------------------------------
                                                     1997               1998              1999
                                               -------------------------------------------------------
Gross Operating Margin by segment:
     Fractionation                                    $  100,770         $   66,627        $  106,267
     Pipeline                                             23,909             27,334            27,038
     Processing                                           (3,778)              (652)           36,799
     Octane enhancement                                    9,305              9,801             8,183
     Other                                                (1,496)            (3,483)              908
                                               -------------------------------------------------------
Gross Operating margin total                             128,710             99,627           179,195
     Depreciation and amortization                        17,684             18,579            23,664
     Retained lease expense, net                          13,300             12,635            10,557
     Loss (gain) on sale of assets                           155              (276)               123
     Selling, general, and
        administrative expenses                           21,891             18,216            12,500
                                               =======================================================
Consolidated operating income                         $   75,680         $   50,473        $  132,351
                                               =======================================================


         The Company's significant plant production and other volumetric data (in thousands of barrels per day) over the past three years are follows:

                                                                         Year Ended December 31,
                                                                1997              1998               1999
                                                         --------------------------------------------------------
Plant production data:
     Fractionation:
        Mont Belvieu NGL Fractionation                          189               191                157
        Mont Belvieu Isomerization                               67                67                 74
        Mont Belvieu Propylene Production                        26                26                 28
        Norco NGL Fractionation (a)                               -                 -                 48
     Processing
        Gas Processing Plants (equity production) (a)             -                 -                 67
     Octane enhancement
        MTBE production                                          14                14                 14
Other volumetric data:
     Pipeline:
        Houston Ship Channel Distribution System                 92               107                 99
        Louisiana Pipeline Distribution System                   37                40                104

-----------------------------------------------------------------------------------------------------------------

(a) Assets acquired in TNGL acquisition effective August 1, 1999, rates shown are post-acquisition


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased by 78.4% to $1,346.5 million in 1999 compared to $754.6 million in 1998. The Company's costs and expenses increased by 75.2% to $1,201.6 million in 1999 versus $685.9 million in 1998. Operating income before selling, general and administrative expenses ("SG&A") increased 110.9% to $144.9 million in 1999 from $68.7 million in 1998. The principal factor behind the $76.2 million increase in operating income before SG&A was the TNGL acquisition. Earnings attributable to these assets from the date of acquisition, August 1,

1999, through December 31, 1999 added approximately $48.4 million in gross operating margin to the Company's financial performance. The other primary source of the increase was an overall improvement in NGL product prices in 1999 over 1998 levels.

     Fractionation. The Company's gross operating margin for the Fractionation segment increased to $106.3 million in 1999 from $66.6 million in 1998. The increase is associated with a number of factors including:

     o an overall improvement in the isomerization business due to an increase in production volumes and higher pricing in the first half of 1999;
     o the addition of the Norco NGL fractionation facility operating results (acquired in the TNGL acquisition);
     o higher earnings in the propylene production business stemming from a rebound in propylene prices and an increase in propylene production; and
     o the MBA acquisition on the financial results of the Mont Belvieu NGL fractionation business.

Of the $39.7 million increase in 1999 gross operating margin, $19.6 million is attributable to the improvement in the isomerization business. The primary reason for this improvement is an increase in production rates, which were accompanied by exceptional pricing conditions in the first half of 1999. The normal butane spread averaged 2.2 cents per gallon in the first of half 1999 and
0.7 cents per gallon for 1999 as a whole compared to 1.1 cents per gallon for 1998. The Company's gross operating margin on its propylene production facilities increased $11.2 million in 1999 generally due to increases in polymer grade propylene prices and higher production rates. Spot prices of polymer grade propylene averaged 13.9 cents per pound in 1999 compared to an average of 11.6 cents per pound for 1998. Also, the gross operating margin on the Company's Mont Belvieu NGL fractionation facilities increased $2.7 million. This increase is primarily attributable to the consolidation of an additional 25% of the operations of the Mont Belvieu NGL fractionation facility as a result of the MBA acquisition. Lastly, the Norco NGL fractionation facility contributed $11.3 million in gross operating margin since its acquisition effective August 1, 1999.

         In addition to the major business areas mentioned above, this segment reflects equity earnings from MBA, BRF, Promix and BRPC. As noted previously, MBA was acquired effective July 1, 1999. Prior to this date, the Company recorded its share of earnings from MBA as equity income in an unconsolidated affiliate. For the period prior to the acquisition date, the Company recorded $1.3 million in equity income from MBA. The BRF facility commenced operations in July 1999. The Company recorded a loss of $0.3 million from BRF operations during 1999 primarily due to operating and other startup expenses incurred prior to the commencement of operations. Also, the Company recorded $0.6 million in equity income from Promix. Promix is engaged in the business of transporting, fractionating, storing and exchanging NGLs in southern Louisiana and was acquired in the TNGL acquisition. Pre-startup equity earnings from BRPC, a joint venture with ExxonMobil to build a propylene concentrator unit near Baton Rouge, Louisiana, were insignificant. The BRPC facility is scheduled to start operations in the third quarter of 2000.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $27.0 million in 1999 as compared to $27.3 million in 1998. Earnings generated from the Louisiana Pipeline Distribution System increased $3.2 million on an increase in pipeline volumes. Throughput volumes increased from 40 thousand barrels per day ("MBPD") in 1998 to 48 MBPD in 1999 on the pre-TNGL acquisition system. With the post-TNGL acquisition volumes added, the throughput (on a prorata basis from August 1, 1999) increased to 104 MBPD. The increase in earnings from the Louisiana System was offset by declines in the Company's Houston Ship Channel Distribution system of $0.5 million and at the Company's import terminal of $1.5 million. The decrease for both the Houston Ship Channel Distribution System on the Company's import terminal are generally attributable to lower butane import volumes.

         The gross operating margin of this segment includes equity income from EPIK, Wilprise, Tri-States and Belle Rose. Equity income attributable to this segment increased from $0.8 million in 1998 to $3.7 million in 1999. Equity income from EPIK increased to $1.2 million in 1999 from $0.7 million in 1998. The increase is attributable to 1999's earnings being for a full fiscal year whereas the 1998 results were for July 1998 through December 1998. The Company recorded a combined $1.1 million in equity income from the Wilprise, Tri-States, and Belle Rose Systems. Individually, equity earnings from Wilprise, Tri-States, and Belle Rose were $0.2 million, $1.0 million, and a loss of $29 thousand, respectively. The Belle Rose system was acquired in the TNGL acquisition.

         The remaining $1.4 million increase in equity income is attributable to Entell. The Operating Partnership formed Entell in March 1999 as a pipeline joint venture with TNGL with each member having a 50% ownership interest. As a result of the TNGL acquisition, the Company acquired the remaining 50% ownership interest of Entell and now consolidates the operations of Entell with those of the Operating Partnership. For the period March 1, 1999 through August 1, 1999, the Company recorded its earnings from Entell as equity income in an unconsolidated affiliate.

         Processing. The Company's gross operating margin for Processing was $36.8 million in 1999 compared to a loss of $0.7 million in 1998. Of the increase, $36.4 million is due to the gas processing operations acquired in the TNGL acquisition effective August 1, 1999. The gas processing operations benefited from a favorable NGL pricing environment where the ratio of crude oil to natural gas prices averaged 10 to 1 during the fourth quarter of 1999.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement decreased to $8.2 million in 1999 from $9.8 million in 1998. This segment consists entirely of the Company's equity earnings and investment in BEF, a joint venture facility that currently produces MTBE. The decrease in equity earnings from BEF can be attributed a $4.5 million non-cash write-off in January 1999 of the unamortized balance of deferred start-up costs. The Company's share of this non-cash charge was $1.5 million.

         Other. The Company's gross operating margin for the Other segment was $0.9 million in 1999 compared to a loss of $3.5 million in 1998. Beginning in 1999, this segment includes fee-based marketing services. The Company acquired its fee-based marketing services business as part of the TNGL acquisition. For the period August 1, 1999 through December 31, 1999, this business earned $0.6 million. Apart from this portion of the segment's operations, the gross margin contribution of the other aspects of this segment were insignificant in both 1999 and 1998.

         Selling, general and administrative expenses. SG&A expenses decreased to $12.5 million in 1999 from $18.2 million in 1998. SG&A expenses of the Company are covered by the administrative services fee found in EPCO agreement. On July 7, 1999, the Audit and Conflicts Committee of the General Partner authorized an increase in the administrative services fee to $1.1 million per month from the initial $1.0 million per month. The increased fees were effective August 1, 1999. Beginning in January 2000, the administrative services fee will increase to $1.55 million per month plus accrued employee incentive plan costs to compensate EPCO for the additional SG&A charges related to the additional administrative employees acquired in the TNGL acquisition.

         Interest expense. The Company's interest expense increased to $16.4 million in 1999 compared to $15.1 million in 1998. While average debt levels remained generally consistent in 1999 compared to 1998, interest expense increased due to the amortization of loan origination costs. The Company's debt service costs will increase in the future as a result of additional borrowings for possible acquisitions and working capital needs. For a more complete discussion of the Company's debt management strategy, see "Bank Credit Facilities" and "December 1999 Universal Shelf Registration" under the Liquidity and Capital Resources section of this report.

         Dividend income from unconsolidated affiliates. The Company's investment in Dixie and VESCO are recorded using the cost method as prescribed by generally accepted accounting principles. In accordance with these guidelines, the Company records as dividend income the cash distributions from these investments as opposed to showing equity earnings. Both the Dixie and VESCO investments were acquired as part of the TNGL acquisition. For 1999, the Company recorded dividend income from Dixie and VESCO in the amounts of $0.8 million and $2.6 million, respectively.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues, Costs and Expenses and Operating income. The Company's revenues decreased by 27.2% to $754.6 million in 1998 compared to $1,036.0 million in 1997. The Company's costs and expenses, excluding selling, general, and administrative charges, decreased as well to $685.9 million in 1998 from $938.4 million in 1997. Both revenues and costs of goods sold decreased dramatically from 1997 to 1998 due to sharp declines in average NGL prices during most of 1998. For example, isobutane prices decreased from an average of
46.9 cents per gallon in 1997 to 32.1 cents per gallon in 1998. Operating income before SG&A decreased 29.6% to $68.7 million in 1998 from $97.6 million in 1997. The reduced operating income in 1998 is mainly due to the effect of declining NGL prices on inventory values and merchant values during 1998.

         Fractionation. The Company's gross operating margin for the Fractionation segment declined 33.9% to $66.6 million in 1998 from $100.8 million in 1997. The decrease can be attributed to a number of factors including:

     o for the isomerization business, inventory write-downs, loss of marketing profits due to lower butane price spreads, and the decline of revenues on merchant activities;
     o for the propylene production business, declines in the prices of high purity and refinery grade propylene, reduced production volumes, and write-downs on feedstock inventory; and
     o for the Mont Belvieu NGL fractionation business, lower toll processing fees charged to customers.

The majority of the $34.2 million decline in Fractionation gross operating margin was caused by a $28.0 million decrease in the isomerization business for the reasons outlined above. From a pricing standpoint, the butane price spreads (i.e., the difference between the average prices of isobutane and normal butane) decreased from 3.3 cents per gallon in 1997 to 1.1 cents per gallon in 1998 as a result of the preference for crude-oil-derivative petrochemical feedstocks over NGLs. As a sign of further weakness in NGL prices, the Company's gross operating margin on its propylene production facilities dropped $7.4 million in 1998 from 1997 levels. As with other NGL products, the pricing of propylene fell during 1998. For example, spot prices of polymer grade propylene dropped from an average of 19.8 cents per pound in 1997 to 11.6 cents per pound in 1998.

         The gross operating margin for the Mont Belvieu fractionation facilities declined to $3.2 million in 1998 from $3.5 million in 1997 (excluding the positive effect of $1.3 million in overhead expenses and support facility cost reimbursements from joint venture partners in 1998). If not for the partial offset of lowered operating expenses, the gross operating margin on the fractionation facilities would have dropped by $1.9 million in 1998 due to lower toll processing fees. On average, these fees were 2.3 cents per gallon in 1997 versus 2.1 cents per gallon in 1998. The lower NGL fractionation fees impacted equity income from MBA as well causing a decrease of $1.2 million from $6.4 million in 1997 to $5.2 million in 1998.

         Pipeline. The Company's gross operating margin for the Pipeline segment increased 14.2% to $27.3 million in 1998 from $23.9 million in 1997. Of the $3.4 million increase, $1.5 million is attributable to higher throughput rates on the Houston Ship Channel Distribution System due to higher butane import volumes. Another $0.7 million of the increase is associated with a 8.1% increase in volumes on the Louisiana Pipeline Distribution System. Lastly, part of the 1998 increase stems from the Company's investment in EPIK, which began operations in June 1998. EPIK generated $0.7 million in equity income for the period June 1998 through December 1998.

         Processing. The Company's gross operating margin for Processing improved from a loss of $3.8 million in 1997 to a loss of $0.7 million in 1998. The decrease is primarily attributable to lower operating expenses associated with the Company's rail car activity.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement improved to $9.8 million in 1998 from $9.3 million in 1997. This segment consists entirely of the Company's equity earnings and investment in BEF, a joint venture owning a facility that currently produces MTBE. The improvement in equity earnings from BEF can be attributed to decreased debt service costs.

         Selling, general and administrative expenses. SG&A expenses decreased to $18.2 million in 1998 from $21.9 million in 1997. This decrease was primarily due to the adoption of the EPCO Agreement in July 1998 in conjunction with the Company's IPO which fixed the reimbursable SG&A expenses at $1.0 million per month.

         Interest expense. Interest expense was $15.1 million in 1998 and $25.7 million in 1997. The $10.6 million decline was primarily due to a decrease in the average debt outstanding during the first seven months of 1998 as compared to the same period of 1997, and the prepayment of debt in conjunction with the IPO in July 1998.

         Prepayment Penalties on Extinguishment of Debt. The Company incurred a $27.2 million extraordinary loss during the third quarter of 1998 in connection with the early extinguishment of debt assumed from EPCO in connection with the

IPO. The extraordinary loss was equal to remaining unamortized debt origination costs associated with such debt and make-whole premiums payable in connection with the repayment of such debt.

PRO FORMA IMPACT OF TNGL AND MBA ACQUISITIONS

         As noted above under Recent Acquisitions, the Company acquired TNGL and MBA in fiscal 1999. As a result of these acquisitions, revenues, operating costs and expenses, interest expense, and other amounts shown on the Statements of Consolidated Operations for 1999 have increased significantly over the amounts shown for 1998. The following table presents certain unaudited pro forma information for the years ended December 31, 1997, 1998 and 1999 as if the acquisition of TNGL and the Mont Belvieu fractionator facility from Kinder Morgan and EPCO been made as of the beginning of the periods presented:

                                                    1997          1998           1999
                                               --------------------------------------------

Revenues                                          $ 1,867,200   $ 1,354,400    $ 1,714,222
                                               ============================================

Net income                                          $  93,925     $  14,728     $  135,037
                                               ============================================

Allocation of net income to
     Limited partners                               $  92,986     $  14,581      $ 133,687
                                               ============================================
     General Partner                                 $    939      $    147      $   1,350
                                               ============================================

Units used in earnings per Unit calculations
     Basic                                             54,963        60,124         66,710
                                               ============================================
     Diluted                                           69,463        74,624         81,210
                                               ============================================

Income per Unit before extraordinary
   item and minority interest
     Basic                                          $    1.71     $    0.69      $    2.02
                                               ============================================
     Diluted                                        $    1.35     $    0.56      $    1.66
                                               ============================================

Net income per Unit
     Basic                                          $    1.69     $    0.24      $    2.00
                                               ============================================
     Diluted                                        $    1.34     $    0.20      $    1.65
                                               ============================================

LIQUIDITY AND CAPITAL RESOURCES

         General. The Company's primary cash requirements, in addition to normal operating expenses, are debt service, maintenance capital expenditures, expansion capital expenditures, and quarterly distributions to the partners. The Company expects to fund future cash distributions and maintenance capital expenditures with cash flows from operating activities. Capital expenditures for future expansion activities and asset acquisitions are expected to be funded with cash flows from operating activities and borrowings under the revolving bank credit facilities.

         Cash flows from operating activities were a $168.8 million inflow for 1999 compared to a $20.3 million outflow for the comparable period of 1998. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income of unconsolidated affiliates and changes in working capital. Net income increased significantly as a result of improved overall margins and the TNGL acquisition. Depreciation and amortization increased a combined $6.1 million in 1999 primarily as a result of additional capital expenditures and the TNGL and Mont Belvieu fractionator acquisitions (the "acquisitions") in the third quarter of 1999. Amortization expense increased by $2.5 million primarily due to the amortization of the intangible asset associated with the Shell Processing Agreement. The Shell Processing Agreement and the excess cost associated with the MBA acquisition will be amortized over a 20-year period at approximately $3.1 million per year. The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

         Cash outflows used in investing activities were $265.2 million in 1999 and $50.7 million for the comparable period of 1998. Cash outflows included capital expenditures of $21.2 million for 1999 and $8.4 million for 1998. Included in the capital expenditures amounts are maintenance capital expenditures of $2.4 million for 1999 and $7.7 million for 1998. Investing cash outflows in 1999 also included $61.9 million in advances to and investments in unconsolidated affiliates versus $26.8 million for 1998. The $35.1 million increase stems primarily from contributions made to the Wilprise, Tri-States, BRF, and BRPC joint ventures located in Louisiana. Also, the Company received $20.0 million in payments on notes receivable from the BEF and MBA notes purchased during 1998 with the proceeds of the Company's IPO. In conjunction with the acquisition of the MBA interest in the Mont Belvieu fractionation facility, $5.8 million was received during the third quarter 1999 from MBA for the balance of the Company's note receivable. The $6.5 million outstanding balance of notes receivable from unconsolidated affiliates relates to the participation in the BEF note. This balance will be collected in equal installments of approximately $3.2 million each at the end of February 2000 and May 2000.

         Cash outflows for investing activities also include the cash payments related to the acquisitions. Per the terms of the TNGL acquisition, $166.0 million was paid to Tejas Energy in September 1999. Likewise, $42.1 million was paid to Kinder Morgan and EPCO to purchase their collective 51% interest in MBA. As described in Note 16 of the Notes to the Consolidated Financial Statements, on February 25, 2000 the Company announced the acquisition of the Lou-Tex Propylene Pipeline and other assets effective March 1, 2000 from Concha Chemical Pipeline Company ("Concha"), an affiliate of Shell, for approximately $100 million in cash. The pipeline consists of 263 miles of 10" pipeline from Sorrento, Louisiana to Mont Belvieu, Texas. It is currently dedicated to the transportation of chemical grade propylene from Sorrento to the Mont Belvieu area. The acquisition of the Lou-Tex Propylene Pipeline is the first step in the Company's development of an approximately $180 million, 160,000 barrel per day Louisiana-to-Texas gas liquids pipeline system. The second step involves the construction of the 263-mile Lou-Tex NGL Pipeline from Sorrento, Louisiana to Mont Belvieu, Texas, scheduled for completion in the third quarter of 2000. This larger system will link growing supplies of NGLs produced in Louisiana and Mississippi with the principal NGL markets on the United States Gulf Coast.

         On February 23, 2000, the Company offered to buy the remaining 88.5% ownership interests in Dixie from the other seven owners for a total purchase price of approximately $204.4 million. The offer is subject to the acceptance by the holders of a minimum of 68.5% of the oustanding ownership interests. The offer will expire on March 8, 2000 if it is not accepted by such holders. If the offer is accepted, the purchase would be subject to, among other things, preparation and execution of a definitive purchase agreement and the obtaining of requisite regulatory approvals and consents.


         Cash flows from financing activities were a $77.5 million inflow in 1999 versus a $61.2 million inflow for 1998. Cash flows from financing activities are affected primarily by repayments of long-term debt, borrowings under the long-term debt agreements and distributions to the partners. The 1998 period reflects the transactions that occurred in the IPO in July 1998. The 1999 period includes $215 million in long-term debt borrowings associated with the TNGL and Mont Belvieu fractionation facility acquisition. Cash flows from financing activities for 1999 also reflected the net purchase of $4.7 million of Common Units by a consolidated trust.

         The Operating Partnership is planning to borrow $54 million in March 2000 from the Mississippi Business Finance Corporation ("MBFC") to reimburse the Company's portion of construction costs of the Pascagoula gas processing plant. MBFC will issue $54 million in taxable industrial development bonds underwritten by First Union Securities, Inc. and Banc of America Securities, LLC. The Company will act as guarantor of the MBFC bonds with the Operating Partnership making payments of principal and interest to MBFC. Interest on the bonds will be paid semiannually with final maturity of the bonds in March 2010.

         Future Capital Expenditures. The Company estimates that its share of capital expenditures in the projects of its unconsolidated affiliates will be approximately $8.9 million in fiscal 2000 (including $7.8 million for the BRPC propylene fractionator). In addition, the Company forecasts that $103.2 million will be spent in 2000 on capital projects that will be recorded as property, plant, and equipment (including $79.8 million for construction of the Lou-Tex NGL Pipeline and $14.3 million for the construction of processing facilities acquired from TNGL). The Company expects to finance these expenditures out of operating cash flows, borrowings under its bank credit facilities, and offerings of debt and/or equity securities. As of December 31, 1999, the Company had $9.5 million in outstanding purchase commitments attributable to its capital projects. Of this amount, $1.7 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates for accounting purposes.

         DISTRIBUTIONS AND DIVIDENDS FROM UNCONSOLIDATED AFFILIATES

         Distributions from unconsolidated affiliates. The Company received $6.0 million in distributions from its equity method investees in 1999 compared to $9.1 million in 1998. Distributions to the Company from MBA were $1.9 million in 1999 and $5.7 million in 1998. The level of distributions from MBA is lower in 1999 versus 1998 due to a decrease in NGL fractionation margins and the acquisition of MBA by the Operating Partnership effective July 1, 1999. Distributions from BEF were $0.3 million in 1999 versus $2.4 million in 1998.
Distributions from BEF are lower in 1999 due to downtime associated with maintenance activities. Distributions from EPIK were $2.1 million in 1999 versus $1.0 million for 1998. EPIK was formed in the second quarter of 1998 and had no distributions until the third quarter of 1998. The Company received $0.8 million collectively from its newly acquired equity investments in Promix and Belle Rose. The Promix and Belle Rose distributions to the Company were $0.7 million and $0.1 million, respectively. Lastly, prior to its consolidation in August 1999 the Company received $0.8 million from Entell.

         Dividends received from unconsolidated affiliates. The Company received $3.4 million in cash dividend payments from its cost method investments in Dixie and VESCO. Specifically, dividends paid by Dixie and VESCO were $0.8 million and $2.6 million, respectively. As noted before, distributions received from these investments are recorded by the Company as "Dividend income from unconsolidated affiliates" in the Statements of Consolidated Operations.

         BANK CREDIT FACILITIES

         In December 1999, the Company and Operating Partnership filed an $800 million universal shelf registration statement (see discussion regarding the "December 1999 Universal Shelf Registration" below) covering the issuance of an unspecified amount of equity or debt securities or a combination thereof. The Company expects to issue public debt under the shelf registration statement during fiscal 2000. Management intends to use the proceeds from such debt offering to repay all outstanding bank credit facilities and for other general corporate purposes.

         $200 Million Bank Credit Facility. In July 1998, the Operating Partnership entered into a $200 million bank credit facility that includes a $50 million working capital facility and a $150 million revolving term loan facility. The $150 million revolving term loan facility includes a sublimit of $30 million for letters of credit. As of December 31, 1999, the Company has borrowed $129 million under the bank credit facility which is due in July 2000.

         The Company's obligations under this bank credit facility are unsecured general obligations and are non-recourse to the General Partner. Borrowings under this bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. This bank credit facility will expire in July 2000 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. The Company elects the basis for the interest rate at the time of each borrowing. Interest rates ranged from 5.94% to 8.75% during 1999, and the weighted-average interest rate at December 31, 1999 was 6.74%.

         As amended on July 28, 1999, this credit agreement relating to the facility contains a prohibition on distributions on, or purchases or redemptions of, Units if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million,
(ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at December 31, 1999.

         A "Change of Control" constitutes an Event of Default under this bank credit facility. A Change of Control includes any of the following events: (i) Dan L. Duncan (and/or certain affiliates) cease to own (a) at least 51% (on a fully converted, fully diluted basis) of the economic interest in the capital stock of EPCO or (b) an aggregate number of shares of capital stock of EPCO sufficient to elect a majority of the board of directors of EPCO; (ii) EPCO ceases to own, through a wholly owned subsidiary, at least 65% of the outstanding membership interest in the General Partner and at least a majority of the outstanding Common Units; (iii) any person or group beneficially owns more than 20% of the outstanding Common Units (excluding certain affiliates of EPCO or Shell); (iv) the General Partner ceases to be the general partner of the Company or the Operating Partnership; or (v) the Company ceases to be the sole limited partner of the Operating Partnership.

         $350 Million Bank Credit Facility. Also in July 1999, the Operating Partnership entered into a $350 million bank credit facility that includes a $50 million working capital facility and a $300 million revolving term loan facility. The $300 million revolving term loan facility includes a sublimit of $10 million for letters of credit. The initial proceeds of this loan were used to finance the acquisition of TNGL and the MBA ownership interests.

         Borrowings under the bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The bank credit facility will expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. The Company elects the basis for the interest rate at the time of each borrowing. Interest rates ranged from 6.88% to 7.31% during 1999, and the weighted-average interest rate at December 31, 1999 was 7.10%.

         Limitations on certain actions by the Company and financial covenant requirements of this bank credit facility are substantially consistent with those existing for the $200 Million Bank Credit Facility as described above. The Company was in compliance with the restrictive covenants at December 31, 1999.

Long-term debt consisted of the following:

(in thousands of dollars)                           AT DECEMBER 31,
                                                 1998              1999
                                          -------------------------------------
Borrowings under:
    $200 Million Bank Credit Facility             $   90,000        $  129,000
    $350 Million Bank Credit Facility                                  166,000
                                          -------------------------------------
     Total                                            90,000           295,000
Less current maturities of long-term debt                              129,000
                                          =====================================
     Long-term debt                               $   90,000        $  166,000
                                          =====================================

         At December 31, 1999, the Company had $40 million of standby letters of credit available, and approximately $24.3 million of letters of credit were outstanding under letter of credit agreements with the banks.

         December 1999 Universal Shelf Registration. On December 21, 1999, the Company announced that it had filed an $800.0 million "universal shelf" registration statement (the "Registration Statement") with the Securities and Exchange Commission for the proposed sale of debt and equity securities over the next two years. This registration statement pertains to debt securities of the Operating Partnership and Common Units of the Company. The purpose and timing of the Registration Statement is to give the Company flexibility to quickly respond to attractive financing opportunities in the capital markets and its need for capital as it pursues a growth strategy and manages debt obligations. The Company expects to manage its debt obligations for an appropriate mix of short-term and long-term indebtedness and fixed coupon versus floating rate debt. At the time the Company offers debt or equity securities for sale, it will provide a prospectus supplement that will contain specific information about the terms of any such offering.

         The net proceeds from any sale of debt or equity securities would be used for funding future business acquisitions, investment in growth projects, refinancing existing debt or other Company purposes including, but not limited to, providing working capital or the repurchasing of Common Units. This Registration Statement may also apply to the issuance of Common Units to satisfy conversion of the 14.5 million convertible Special Units, which the Company issued in the acquisition of TNGL. During the next two years, 6.0 million of these units will convert into Common Units.

         Fiscal 2000 offering of debt securities. In connection with the Registration Statement, the Operating Partnership is contemplating the issuance of up to $350 million in debt securities in fiscal 2000. The notes would be unsecured; rank equally with all of the Operating Partnership's existing and future senior debt; would be senior to any future subordinated debt; and would be effectively junior to the Operating Partnership's secured indebtedness and other liabilities. If the transaction occurs, the Operating Partnership would issue the notes under an indenture containing certain restrictive covenants restricting its ability, with certain exceptions, to incur debt secured by liens and engage in sale/leaseback transactions. The Company would be the guarantor of the notes. The Operating Partnership's debt securities would be an unsecured senior obligation of the Company. The Operating Partnership would use the net proceeds of the debt offering to retire all outstanding indebtedness under the Company's $200 Million and $350 Million Bank Credit Facilities and for other general corporate purposes.

         For a more detailed description of the Registration Statement, the Company hereby incorporates by reference the Form S-3 filed by the Company on December 21, 1999 and all associated supplements and filings.

         Debt Ratings. In January 2000, the Company received investment grade debt ratings from Standard & Poor's and Moody's Investor Services relating to the potential debt securities of the Operating Partnership covered under the Registration Statement and Bank Revolvers A and B. Standard & Poor's issued a "BBB" rating to the Company's two bank revolvers and a preliminary "BBB" senior unsecured debt rating to the $800 million universal shelf registration. Generally, a company given a Standard & Poor's rating of "BBB" or higher is regarded as having financial security characteristics that outweigh its vulnerabilities, and is highly likely to have the ability to meet financial commitments. The outlook for the Standard & Poor's ratings is stable. Moody's Investor Services issued a rating of "Baa3" to the Company's bank revolvers and a first-time senior unsecured debt rating of "Baa3" with a stable outlook to the $800 million universal shelf registration. A ranking of "Baa3" from Moody's Investor Services entails that a company offers adequate financial security; however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. A ranking of "Baa3" as opposed to "Baa" means that a company ranks on the lower end of its rating category. As a result of the acquisition of the favorable debt ratings, the Company was allowed to reduce its Eurodollar interest rates on the $200 Million and $350 Million Bank Credit Facilities by .125% in accordance with the terms of the revolvers.

1999 LONG-TERM INCENTIVE PLAN

         Effective January 1, 2000, Enterprise Products GP, LLC, the general partner of the Company, adopted the 1999 Long-Term Incentive Plan (the "Plan"). Under the Plan, non-qualified incentive options to purchase a fixed number of Common Units may be granted to key employees of EPCO who perform management, administrative or operational functions for the Company under the EPCO Agreement. The exercise price per Unit, vesting and expiration terms, and rights to receive distributions on Units granted are determined by the Company for each grant agreement. Upon the exercise of an option, the Company may deliver the Units or pay an amount in cash equal to the excess of the fair market value of a Unit and the exercise price of the option. On January 1, 2000, 225,000 options were granted at a weighted average price of $17.50 per Unit of which none had been exercised at February 18, 2000. The Plan is primarily funded by the Units purchased by the Trust. Since the Common Units held by the Trust were previously unallocated, they were excluded from the earnings per Unit calculation. If the Plan would have been adopted at January 1, 1999, earnings per Unit would have been $1.81 basic and $1.66 diluted.

MTBE PRODUCTION

         General. The Company owns a 33.33% economic interest in the BEF partnership that owns the MTBE production facility located within the Company's Mont Belvieu complex. The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation. Any changes to these programs that enable localities to opt out of these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

     Recent Regulatory Developments. See discussion of Octane Enhancement - Recent Regulatory Developments above.

         Alternative Uses of the BEF facility. In light of these regulatory developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. At present the forecast cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate spot market margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.

RESULTS OF YEAR 2000 READINESS PROGRAM

         Successful Outcome of Year 2000 Readiness Program. Management is pleased to announce that the Company's efforts at preparing its computer systems for the Year 2000 were successful and that no significant problems were encountered. The Year 2000 Readiness team reported that all systems functioned properly as the date changed from December 31, 1999 to January 1, 2000. The Company is also pleased to note that no problems were reported to it by its customers or vendors as a result of the Year 2000 issue. The Company continues to be vigilant in monitoring its systems for any potential Year 2000 problems that may arise in the short-term. There is no assurance that residual Year 2000 issues will not arise in the future which could have a material adverse effect on the operations of the Company.

         History of Year 2000 Readiness Program and Costs. In 1997, EPCO began assessing the impact of Year 2000 compliance issues on the software and hardware used by the Company. A team was assembled to review and document the status of EPCO's and the Company's systems for Year 2000 compliance. The key information systems reviewed include the Company's pipeline Supervisory Control and Data
Acquisition ("SCADA") system, plant, storage, and other pipeline operating systems. In connection with each of these areas, consideration was given to hardware, operating systems, applications, data base management, system interfaces, electronic transmission, and outside vendors. As of November 1, 1999 work was complete in all areas.

         Pursuant to the EPCO Agreement, any selling, general and administrative costs related to Year 2000 compliance issues were covered by the annual administrative services fee paid by the Company to EPCO. Consequently, only those costs incurred in connection with Year 2000 compliance which relate to operational information systems and hardware were paid directly by the Company.

         EPCO spent approximately $340,000 in connection with Year 2000 compliance. The Company incurred expenditures of approximately $1,026,000 in connection with finalizing its Year 2000 compliance project (principally the SCADA system). These cost estimates do not include the internal costs of EPCO's or the Company's previously existing resources and personnel that might have been partially used for Year 2000 compliance or cost of normal system upgrades which also included various Year 2000 compliance features or fixes. Such internal costs were determined to be insignificant to the total estimated cost of Year 2000 compliance for both entities.

ACCOUNTING STANDARDS

          On June 6, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative
Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. Management is currently studying SFAS No. 133 for possible impact on the consolidated financial statements when it is adopted in 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to financial market risks, including changes in interest rates with respect to its debt obligations and changes in commodity prices. The Company may use derivative financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) to mitigate these risks. The Company does not use derivative financial instruments for speculative (or trading) purposes.

         Beginning with the fourth quarter of 1999, the Company adopted a commercial policy to manage exposures to the risks generated by the NGL businesses acquired in the TNGL acquisition. The objective of the policy is to assist the Company in achieving its profitability goals while maintaining a portfolio of conservative risk, defined as remaining with the position limits established by the Board of Directors of the General Partner. The Company will enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to energy commodities on both a short-term (less than 30 days) and long-term basis, not to exceed 18 months. The General Partner has established a Risk Committee (the "Committee") that will oversee overall strategies associated with physical and financial risks. The Committee will approve specific commercial policies of the Company subject to this policy, including authorized products, instruments and markets. The Committee is also charged with establishing specific guidelines and procedures for implementing the policy and ensuring compliance with the policy.

         Interest rate risk. At December 31, 1999 and 1998, the Company had no derivative instruments in place to cover any potential interest rate risk on its variable rate debt obligations. Variable interest rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. All of the Company's long-term debt is at variable interest rates.

         If the weighted average base interest rates selected on long-term debt in 1999 were to have been 10% higher than the weighted average of the actual base interest rates selected, assuming no changes in weighted average variable debt levels, interest expense would have increased by approximately $1.4 million with a corresponding decrease in earnings before minority interest. For 1998, if the weighted average base rates had been 10% higher than those actually selected, interest expense would have been $0.2 million higher with a corresponding decrease in earnings before minority interest.

         At December 31, 1999 and 1998, the Company had $5.2 million and $24.1 million invested in cash and cash equivalents, respectively. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

         Commodity price risk. The Company is exposed to commodity price risk through its NGL businesses acquired in the TNGL acquisition effective August 1, 1999. In order to effectively manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other derivative commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument. The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1999. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. The fair value of the commodity futures at December 31, 1999 and February 25, 2000 was estimated at $0.5 million payable and $2.8 million payable, respectively, based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date. The increase in fair value of the commodity futures payable is primarily due to an increase in volumes hedged, change in composition of commodities hedged and higher NGL product prices.



(Millions of Dollars)                 No Change             10% Increase                   10% Decrease
                                      ---------             ------------                   ------------


   Impact of changes in quoted          Fair            Fair         Increase          Fair          Increase
        Market prices on:               Value           Value        (Decrease)        Value         (Decrease)
-----------------------------------------------------------------------------------------------------------------

Commodity futures
       At December 31, 1999              $   (0.5)     $     1.2        $     1.7      $    (2.2)      $    (1.7)
       At February 25, 2000              $   (2.8)     $    (3.1)       $    (0.3)     $    (2.4)      $     0.4

         For a further discussion of the risk management activities and accounting for derivative commodity and other financial instruments, please see Notes 12 and 14 to the Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required hereunder is included in this report as set forth in the "Index to Financial Statements" page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

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

Name                           Age   Position with General Partner
------------------------------ ----- ------------------------------------------
Dan L. Duncan (1)              67    Director and Chairman of the Board
O.S. Andras (1)                64    Director, President, and  Chief  Executive
                                     Officer
Randa L. Duncan                38    Director and Group Executive Vice President
Gary L. Miller                 51    Director, Executive Vice President, Chief
                                       Financial Officer, and Treasurer
Charles R. Crisp               52    Director
Dr. Ralph S. Cunningham (2)    59    Director
Curtis R. Frasier (1)          44    Director
Lee W. Marshall, Sr.(2)        67    Director
Stephen H. McVeigh (1)         49    Director
Richard H. Bachmann (1)        47    Executive Vice President,    Chief   Legal
                                       Officer  and Secretary
Albert W. Bell                 61    Executive Vice  President and  President  &
                                       Chief Operating Officer of Petrochemical
                                       Division
William D. Ray                 64    Executive Vice President
A.J. "Jim" Teague              54    Executive Vice President  and  President  &
                                       Chief Operating Officer of NGL Division
Charles E. Crain               66    Senior Vice President
Michael Falco                  63    Senior Vice President
Michael A. Creel               46    Senior Vice President
(1) Member of Executive Committee
(2) Member of Audit and Conflicts Committee

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

         Charles R. Crisp was elected as a Director of the General Partner in November, 1999. Mr. Crisp has served as President and Chief Executive Officer of Coral Energy, LLC, an affiliate of Shell since 1998. From 1996 to 1998 he was with Houston Industries, serving as President and Chief Operating Officer of its domestic power generation group. From 1988 to 1996 he was President and Chief Executive Officer of Tejas Gas Corporation. Prior to joining Tejas Gas, he held various engineering, operations and management positions with Conoco, Perry Gas and Enron's Houston Pipeline Company.

         Dr. Ralph S. Cunningham was elected as a Director of the General Partner in April 1998. Dr. Cunningham retired in 1997 from Citgo Petroleum Corporation, where he had served as President and Chief Executive Officer since 1995. Dr. Cunningham served as Vice Chairman of Huntsman Corporation from 1994 until 1995 and as President of Texaco Chemical Company from 1990 through 1994. Prior to joining Texaco Chemical Company, Dr. Cunningham held various executive positions with Clark Oil & Refining and Tenneco. He started his career in Exxon's refinery operations. He holds Ph.D., M.S. and B.S. degrees in Chemical Engineering. Dr. Cunningham serves as a director of Huntsman Corporation, Tetra Technologies, Inc. and Agrium, Inc. and served as a director of EPCO from 1987 to 1997.

         Curtis R. Frasier was elected as Director of the General Partner in November 1999. Mr. Frasier is Chief Operating, Administrative and Legal Officer of Coral Energy, LLC, a Shell affiliate. He has served in various capacities in the Shell organization since 1982 and previously served as President of Shell
Midstream Enterprises. He also served as Shell's Manager of Supply Operations following assignments in the London office beginning in the Legal Department of Shell's corporate office.

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

          Stephen H. McVeigh was elected as Director of the General Partner in November 1999. Mr. McVeigh is the Manager of Production and Surveillance for Shell Offshore Inc. operations in the Gulf of Mexico. From 1997 to 1999, he served as Chief Operating Officer from Altura Energy Ltd., the joint venture partnership between Shell and Amoco for the Permian Basin. His 26-year career at Shell has involved various engineering, planning and managerial assignments in Shell's domestic exploration and production business.

          Richard H. Bachmann was elected as Executive Vice President and Chief Legal Officer of the General Partner in January, 1999. Before joining EPCO, he was a partner with the firms of Snell & Smith P.C. from 1993 to 1998 and Butler & Binion from 1988 to 1993.

          Albert W. Bell was elected as Executive Vice President of the General Partner in April 1998 and serves as the President and Chief Operating Officer of the Petrochemical Division. Mr. Bell has served as Executive Vice President, Business Management of EPCO since 1994. Mr. Bell joined EPCO in 1980 as President of its Canadian subsidiary. Mr. Bell transferred to EPCO in Houston in 1988 as Vice President, Business Development and was promoted to Senior Vice President, Business Management in 1992. Prior to joining EPCO, he was employed by Continental Emsco Supply Company, Ltd. and Amoco Canada Petroleum Company, Ltd.

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

         A.J. ("Jim") Teague was elected as Executive Vice President of the General Partner in November, 1999 and serves as the President and Chief Operating Officer of the NGL Division of the Company. From 1998 to 1999 he served as President of Tejas Natural Gas Liquids, LLC, an affiliate of Shell. From 1997 to 1998 he was President of Marketing and Trading for Mapco, Inc. From 1972 to 1996, he held a variety of positions with The Dow Chemical Company, including Vice President, Feedstocks.

         Charles E. Crain was elected as Senior Vice President, Operations of the General Partner in April 1998 and has served as Senior Vice President, Operations of EPCO since 1991. Mr. Crain joined EPCO in 1980 as Vice President, Process Operations. Prior to joining EPCO, Mr. Crain held positions with Shell, Air Products & Chemicals and Tenneco Chemicals.

          Michael Falco was elected Senior Vice President of the General Partner in April 1998. Mr. Falco had served as EPCO's Senior Vice President in the business management area since 1992. Previously, Mr. Falco had a 21 year career with Tenneco Oil Company, holding a variety of positions in NGL supply and crude oil and refined products supply including 6 years as Vice President of Tenneco Oil.

          Michael A. Creel was elected Senior Vice President of the General Partner in November 1999 with responsibilities in investor relations, information technology and corporate risk. From 1997 to 1999 he held a series of positions, including Senior Vice President, Chief Financial Officer and Treasurer, with Tejas Energy, LLC. From 1991 to 1997 he served as Vice President and Treasurer of NorAm Energy Corp., Treasurer of Enron Oil & Gas Company, and was employed by Enron Corp. in various capacities, including Assistant Treasurer. From 1973 to 1991 he held management positions in accounting and finance within the energy and financial industries.


ITEM 11.  EXECUTIVE COMPENSATION.

         The Company has no executive officers. The Company is managed by the General Partner, the executive officers of which are employees of, and the compensation of whom is paid by, EPCO. Pursuant to the EPCO Agreement, EPCO is reimbursed at cost for all expenses that it incurs managing the business and affairs of the Company, except that EPCO is not entitled to be reimbursed for any selling, general, and administrative expenses. In lieu of reimbursement for such selling, general, and administrative expenses, EPCO is entitled to receive an annual administrative services fee that currently equals $13.2 million. The Company paid EPCO $12.5 million in administrative services fees under the EPCO Agreement during 1999.

         The General Partner, with the approval and consent of the Audit and Conflicts Committee, has the right to agree to increases in such administrative services fee of up to 10% each year during the 10-year term of the EPCO agreement and may agree to further increases in such fee in connection with expansions of the Company's operations through the construction of new facilities or the completion of acquisitions that require additional management personnel. In accordance with this policy, on July 7, 1999, the Audit and
Conflicts Committee of the General Partner authorized an increase in the administrative services fee to $1.1 million per month in accordance with the EPCO Agreement from the initial rate of $1.0 million per month. The increased fees were effective August 1, 1999. Beginning in January 2000, the administrative services fee will increase to $1.55 million per month plus accrued employee incentive plan costs to compensate EPCO for the additional selling, general, and administrative charges related to the additional administrative employees acquired in the TNGL acquisition.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of February 14, 2000, regarding the beneficial ownership of (a) the Common Units, (b) the Subordinated Units and (c) the Special Units of the Company by all directors of the General Partner, each of the named executive officers, all directors and executive officers as a group and all persons known by the General Partner to own beneficially more than 5% of the Common Units.

                                              Percentage of             Percentage of             Percentage of        Percentage
                                                                                                                           of
                             Common        Common    Subordinated Subordinated   Special      Special       Total        Total
                              Units        Units        Units        Units        Units        Units        Units        Units
                          Beneficially  Beneficially Beneficially Beneficially Beneficially Beneficially Beneficially Beneficially
                              Owned        Owned        Owned        Owned        Owned        Owned        Owned        Owned
                              -----        -----        -----        -----        -----        -----        -----        -----
EPCO (1)                     33,552,915        73.7%    21,409,870   100.0%         0.0%         0.0%     54,962,785     67.5%
Coral Energy LLC (2)                  -         0.0%             -     0.0%   14,500,000       100.0%     14,500,000     17.8%
Dan Duncan (1)               33,552,915        73.7%    21,409,870   100.0%            -         0.0%     54,962,785     67.5%
O.S. Andras                     140,600         0.3%             -     0.0%            -         0.0%        140,600      0.2%
Randa L. Duncan                       -         0.0%             -     0.0%            -         0.0%              -      0.0%
Gary L. Miller                        -         0.0%             -     0.0%            -         0.0%              -      0.0%
Charles R. Crisp                      -         0.0%             -     0.0%            -         0.0%              -      0.0%
Dr. Ralph S. Cunningham               -         0.0%             -     0.0%            -         0.0%              -      0.0%
Curtis R.Frasier                      -         0.0%             -     0.0%            -         0.0%              -      0.0%
Lee W. Marshall, Sr.                  -         0.0%             -     0.0%            -         0.0%              -      0.0%
Stephen H. McVeigh                    -         0.0%             -     0.0%            -         0.0%              -      0.0%
All directors and
executive
 officers as a group
 (16 persons)                33,708,524        74.0%    21,409,870   100.0%            -         0.0%     55,118,394     67.7%


-----------------------------------------------------------------------------------------------------------------------------------

(1) EPCO holds the Units through its wholly-owned subsidiary EPC Partners II, Inc. Mr. Duncan owns 57.1% of the voting stock of EPCO and, accordingly, exercises sole voting and dispositive power with respect to the Units held by EPCO. The remaining shares of EPCO capital stock are held primarily by trusts for the benefit of the members of Mr. Duncan's family, including Randa L. Duncan, a director and executive officer of the Company. The address of EPCO is 2727 North Loop West, Houston, Texas 77008.

(2)       Special Units were issued to Coral Energy LLC  (formerly  Tejas Energy
          LLC) as part  of the  TNGL  acquisition

(3) For a discussion of the Company's Partners' Equity and the Units in general, see Note 7 of the Notes to the Consolidated Financial

          Statements. Subordinated Units and Special Units are non-voting.


         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, the General Partner, the General Partner's directors, executive (and certain other) officers, and any persons holding more than ten percent of the Common Units are required to report their ownership of Common Units and any changes in that ownership to the Company and the SEC. Specific due dates for these reports have been established by regulation and the Company is required to disclose in this report any failure to file by these dates in 1999. Due to clerical and record keeping errors, Form 4 reports with respect to November 1998 for EPCO (5 transactions) and Dan L.
Duncan (5 transactions) were filed in January 1999, a Form 4 report (1 transaction) with respect to November 1999 for Richard H. Bachmann was filed in January 2000, and Form 4 reports with respect to December 1999 for EPCO (5 transactions) and Dan L. Duncan (5 transactions) were filed in February 2000.

         The Company believes that all of these filings were satisfied by the General Partner, the General Partner's directors and officers, and ten percent holders. As of February 18, 2000, the Company believes that the General Partner, and all of the General Partner's directors and officers and any ten percent holders are current in their filings. In making these statements, the Company has relied on the written representations of the General Partner, the General Partner's directors and officers, and ten percent holders and copies of reports that they have filed with the SEC.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         OWNERSHIP INTERESTS OF EPCO AND ITS AFFILIATES IN THE COMPANY

         At December 31, 1999, EPC Partners II, Inc., a wholly owned subsidiary of EPCO, owned 33,552,915 Common Units and 21,409,870 Subordinated Units, representing a 40.8% interest and a 26.0% interest, respectively, in the Company. In addition, the General Partner owned a combined 2% interest in the Company and the Operating Partnership. In addition, another affiliate of EPCO, Enterprise Products 1998 Unit Option Plan Trust (the "1998 Trust") owned 1,035,504 Common Units as of December 31, 1999. The 1998 Trust was formed for the purpose of granting options in the Company's securities to management and certain key employees. The 1998 Trust may purchase additional Units on the open market or through privately negotiated transactions.

         OWNERSHIP INTERESTS OF OTHER AFFILIATES OF THE COMPANY

         Another affiliate of the Company, EPOLP 1999 Grantor Trust (the "Trust"), was formed to fund liabilities of a long-term incentive employee benefit plan. As of December 31, 1999, the Trust had purchased 267,200 Common Units.

         Related Party Transactions with Shell

         As a result of the TNGL acquisition, Shell, through its subsidiary Coral Energy LLC (formerly Tejas Energy, LLC), acquired an ownership interest in the Company and its General Partner. At December 31, 1999, Shell owned approximately 17.6% of the Company and 30.0% of the General Partner.

         The Company's major customer related to the TNGL assets is Shell. Under the terms of the Shell Processing Agreement, the Company has the right to process substantially all of Shell's current and future natural gas production from the Gulf of Mexico. This includes natural gas production from the developments currently referred to as deepwater. Generally, the Shell Processing Agreement grants the Company the following rights and obligations:

     o the exclusive right to process any and all of Shell's Gulf of Mexico natural gas production from existing and future dedicated leases; plus
     o the right to all title, interest, and ownership in the raw make extracted by the Company's gas processing facilities from Shell's natural gas production from such leases; with
     o the obligation to deliver to Shell the natural gas stream after the raw make is extracted.

         In addition to the Shell Processing Agreement, the Company acquired short-term leases on approximately 400 rail cars on average from Shell for servicing the gas processing business activities. Such lease costs totaled approximately $1.7 million in 1999.

RELATED PARTY TRANSACTIONS WITH EPCO AND UNCONSOLIDATED AFFILIATES

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

         (ii) EPCO is and will continue as operator of the plants and facilities owned by BEF and EPIK and in connection therewith will charge such entities for actual salary costs and related fringe benefits. As operator of such facilities, EPCO also is entitled to be reimbursed for the cost of providing certain management services to such entities, which costs totaled $0.8 million in the aggregate for the year ended December 31, 1999.

         (iii) EPCO and the Company have entered into an agreement pursuant to which EPCO provides trucking services to the Company.

         (iv) EPCO retains the Retained Leases and, pursuant to the terms of the EPCO Agreement, subleases all of the facilities covered by the Retained Leases to the Company for $1 per year and has assigned its purchase options under the Retained Leases to the Company. EPCO is liable for the lease payments under the Retained Leases.

         (v) Pursuant to the EPCO Agreement, the Company and the Operating Partnership participate as named insureds in EPCO's current insurance program, and costs attributable thereto are allocated among the parties on the basis of formulas set forth in such agreement.

         (vi) Pursuant to the EPCO Agreement, EPCO licenses certain trademarks and tradenames to the Company and indemnifies the Company for certain lawsuits and claims.

         (vii) In the normal course of its business, the Company engages in transactions with BEF and other subsidiaries and divisions of EPCO involving the buying and selling of NGL products.

         For a description of certain historical related party transactions between Shell, EPCO, the Company and their affiliates, see Note 10 of Notes to Consolidated Financial Statements.

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

*4.5 Unitholder Rights Agreement among Tejas Energy LLC, Tejas Midstream Enterprises, LLC, Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products Company, Enterprise Products GP, LLC and EPC Partners II, Inc. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC; filed as Exhibit 99.5 on Form 8-K dated October 4, 1999).

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

*10.14 Fourth Amendment to Conveyance of Gas Processing Rights between Tejas Natural Gas Liquids, LLC and Shell Oil Company, Shell Exploration & Production Company, Shell Offshore Inc., Shell Deepwater Development Inc., Shell Land & Energy Company and Shell Frontier Oil & Gas Inc. dated August 1, 1999. (Exhibit 10.14 to Form 10-Q filed on November 15,
        1999).

*99.1 Contribution Agreement between Tejas Energy LLC, Tejas Midstream Enterprises, LLC, Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products Company, Enterprise Products GP, LLC and EPC Partners II, Inc. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC; filed as Exhibit 99.4 on Form 8-K dated October 4, 1999).

*99.2 Registration Rights Agreement between Tejas Energy LLC and Enterprise Products Partners L.P. dated September 17, 1999. (The Company incorporates by reference the above document included in the Schedule 13D filed September 27, 1999 by Tejas Energy LLC ; filed as Exhibit 99.6 on Form 8-K dated October 4, 1999).

21.1    List of Subsidiaries of the Company

27.1    Financial Data Schedule

---------------------

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith

(B) REPORTS ON FORM 8-K

         The Company filed three Form 8-Ks during the quarter ending December 31, 1999.

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

         On November 29, 1999, a Form 8-K/A-2 was filed whereby the Company disclosed preliminary unaudited pro forma condensed financial information regarding the TNGL acquisition for the period ending December 31, 1998 and for the nine months ending September 30, 1999.

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE

ENTERPRISE PRODUCTS PARTNERS L.P.

    Independent Auditors' Report .........................................F-2

    Consolidated Balance Sheets as of December 31, 1998 and 1999..........F-3

    Statements of Consolidated Operations
        for the Years Ended December 31, 1997, 1998 and 1999 .............F-4

    Statements of Consolidated Cash Flows
        for the Years Ended December 31, 1997, 1998 and 1999..............F-5

    Statements of Consolidated Partners' Equity
        for the Years Ended December 31, 1997, 1998 and 1999 .............F-6

    Notes to Consolidated Financial Statements ...........................F-7

SUPPLEMENTAL SCHEDULE:

      Schedule II - Valuation and Qualifying Accounts




























All schedules, except the one listed above, have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Enterprise Products Partners L.P.:

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. (the "Company") as of December 31, 1998 and 1999, and the related statements of consolidated operations, consolidated cash flows and consolidated partners' equity for each of the years in the three-year period ended December 31, 1999. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to the Financial Statements. These consolidated financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                                         DECEMBER 31,
                                                                                             -------------------------------------
  ASSETS                                                                                           1998               1999
                                                                                             -------------------------------------
CURRENT ASSETS
       Cash and cash equivalents                                                                    $   24,103          $   5,230
       Accounts receivable - trade, net of allowance for doubtful accounts of
             $15,871 in 1999                                                                            57,288            262,348
       Accounts receivable - affiliates                                                                 15,546             56,075
       Inventories                                                                                      17,574             39,907
       Current maturities of participation in notes receivable from
           unconsolidated affiliates                                                                    14,737              6,519
       Prepaid and other current assets                                                                  8,445             14,459
                                                                                             -------------------------------------
                        Total current assets                                                           137,693            384,538
PROPERTY, PLANT AND EQUIPMENT, NET                                                                     499,793            767,069
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                                                91,121            280,606
PARTICIPATION IN NOTES RECEIVABLE FROM UNCONSOLIDATED AFFILIATES                                        11,760
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $1,343                                                               61,619
OTHER ASSETS
                                                                                                           670              1,120
                                                                                             =====================================
                        TOTAL                                                                       $  741,037        $ 1,494,952
                                                                                             =====================================

                              LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
       Current maturities of long-term debt                                                                            $  129,000
       Accounts payable - trade                                                                     $   36,586             69,294
       Accounts payable - affiliate                                                                                        64,780
       Accrued gas payables                                                                             27,183            216,348
       Accrued expenses                                                                                  7,540             33,522
       Other current liabilities                                                                        11,462             18,176
                                                                                             -------------------------------------
                        Total current liabilities                                                       82,771            531,120
LONG-TERM DEBT                                                                                          90,000            166,000
OTHER LONG-TERM LIABILITIES                                                                                                   296
MINORITY INTEREST                                                                                        5,730              8,071
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
       Common Units  (45,552,915 Units outstanding at December 31, 1998
           and 1999)                                                                                   433,082            428,707
       Subordinated Units (21,409,870 Units outstanding at December 31, 1998
           and 1999)                                                                                   123,829            131,688
       Special Units (14,500,000 Units outstanding at December 31, 1999)                                                  225,855
       Treasury Units acquired by Trust, at cost (267,200 Units outstanding at
           December 31, 1999)                                                                                              (4,727)
       General Partner                                                                                   5,625              7,942
                                                                                             -------------------------------------
                        Total Partners' Equity                                                         562,536            789,465
                                                                                             =====================================
                        TOTAL                                                                       $  741,037        $ 1,494,952
                                                                                             =====================================

                 See Notes to Consolidated Financial Statements

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                 (Amounts in Thousands, Except per Unit Amounts)

                                                                              YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                      1997              1998               1999
                                                               --------------------------------------------------------

REVENUES
Revenues from consolidated operations                                 $ 1,020,281        $  738,902        $ 1,332,979
Equity income in unconsolidated affiliates                                 15,682            15,671             13,477
                                                               --------------------------------------------------------
         Total                                                          1,035,963           754,573          1,346,456
COST AND EXPENSES
Operating costs and expenses                                              938,392           685,884          1,201,605
Selling, general and administrative                                        21,891            18,216             12,500
                                                               --------------------------------------------------------
         Total                                                            960,283           704,100          1,214,105
                                                               --------------------------------------------------------
OPERATING INCOME                                                           75,680            50,473            132,351
                                                               --------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                          (25,717)          (15,057)           (16,439)
Interest income from unconsolidated affiliates                                                  809              1,667
Dividend income from unconsolidated affiliates                                                                   3,435
Interest income - other                                                     1,934               772                886
Other, net                                                                    793               358               (379)
                                                               --------------------------------------------------------
          Other income  (expense)                                         (22,990)          (13,118)           (10,830)
                                                               --------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM
    AND MINORITY INTEREST                                                  52,690            37,355            121,521
Extraordinary charge on early extinguishment of debt                                       (27,176)
                                                               --------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                            52,690            10,179            121,521
MINORITY INTEREST                                                           (527)             (102)            (1,226)
                                                               ========================================================
NET INCOME                                                             $   52,163        $   10,077         $  120,295
                                                               ========================================================

ALLOCATION OF NET INCOME TO:
          Limited partners                                             $   51,641         $   9,976         $  119,092
                                                               ========================================================
          General partner                                              $      522         $     101          $   1,203
                                                               ========================================================

BASIC EARNINGS PER COMMON UNIT
          Income before extraordinary item and
              minority interest per common unit                         $    0.95         $    0.62          $    1.80
                                                               ========================================================
          Net income per common unit                                    $    0.94         $    0.17          $    1.79
                                                               ========================================================

DILUTED EARNINGS PER COMMON UNIT
          Income before extraordinary item and
              minority interest per common unit                         $    0.95         $    0.62          $    1.65
                                                               ========================================================
          Net income per common unit                                    $    0.94         $    0.17          $    1.64
                                                               ========================================================

                 See Notes to Consolidated Financial Statements



                        ENTERPRISE PRODUCTS PARTNERS L.P.
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Amounts in Thousands)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------------------
                                                                                     1997              1998             1999
                                                                              ------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $   52,163        $   10,077       $  120,295
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Extraordinary item - early extinguishment of debt                                                     27,176
      Depreciation and amortization                                                       17,684            19,194           25,315
      Equity in income of unconsolidated affiliates                                      (15,682)          (15,671)         (13,477)
      Leases paid by EPCO                                                                                    4,010           10,557
      Minority interest                                                                      527               102            1,226
      (Gain) loss on sale of assets                                                          155              (276)             123
      Net effect of changes in operating accounts                                          2,948           (64,906)          24,771
                                                                              ------------------------------------------------------
Operating activities cash flows                                                           57,795           (20,294)         168,810
                                                                              ------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                     (33,636)           (8,360)         (21,234)
Proceeds from sale of assets                                                                                 1,887                8
Business  acquisitions,  net of cash acquired                                                                              (208,095)
Participation in notes receivable from unconsolidated affiliates:
      Purchase of notes receivable                                                                        (33,725)
      Collection of notes receivable                                                                        7,228            19,979
Unconsolidated affiliates:
      Investments in and advances to                                                     (4,625)          (26,842)          (61,887)
      Distributions received                                                              7,279             9,117             6,008
                                                                              ------------------------------------------------------
Investing activities cash flows                                                         (30,982)          (50,695)         (265,221)
                                                                              ------------------------------------------------------
FINANCING ACTIVITIES
Net proceeds from sale of common units                                                                     243,296
Long-term debt borrowings                                                                    598            90,000          350,000
Long-term debt repayments                                                                (25,978)         (257,413)        (154,923)
Net decrease in restricted cash                                                           (1,171)            4,522
Cash dividends paid to partners                                                                            (21,645)        (111,758)
Cash dividends paid to minority interest by Operating Partnership                                                            (1,140)
Units acquired by consolidated trust                                                                                         (4,727)
Cash contributions from EPCO to minority interest                                                            2,478               86
                                                                              ------------------------------------------------------
Financing activities cash flows                                                          (26,551)           61,238           77,538
                                                                              ------------------------------------------------------
CASH CONTRIBUTIONS FROM (TO) EPCO                                                        (6,299)            14,913
                                                                              ------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (6,037)             5,162          (18,873)
CASH AND CASH EQUIVALENTS, JANUARY 1
                                                                                          24,978            18,941           24,103
                                                                              ======================================================
CASH AND CASH EQUIVALENTS , DECEMBER 31                                               $   18,941        $   24,103        $   5,230
                                                                              ======================================================
      (Excluding restricted cash of $4,522 in 1997)

                 See Notes to Consolidated Financial Statements


                        ENTERPRISE PRODUCTS PARTNERS L.P.
                   STATEMENTS OF CONSOLIDATED PARTNERS' EQUITY
                             (Amounts in Thousands)


                                                       LIMITED PARTNERS
                                        ------------------------------------------------
                                             COMMON       SUBORDINATED   SPECIAL        TREASURY        GENERAL
                                             UNITS           UNITS        UNITS           UNITS         PARTNER          TOTAL
                                        --------------------------------------------------------------------------------------------
Consolidated Partners' Equity,
    January 1, 1997                          $   160,783     $  102,578                                   $   2,660      $  266,021
       Net income                                 31,527         20,114                                         522          52,163
       Cash distributions to EPCO                 (3,807)        (2,429)                                        (63)         (6,299)
                                        --------------------------------------------------------------------------------------------
Consolidated Partners' Equity,
    December 31, 1997                            188,503        120,263                                       3,119         311,885
       Net income                                  5,641          4,335                                         101          10,077
       Cash contributions from EPCO                7,519          4,813                                       2,581          14,913
       Leases paid by EPCO after
         public offering                           2,701          1,269                                          40           4,010
       Proceeds from sale of
         Common Units                            243,296                                                                    243,296
       Cash distributions to Unitholders         (14,578)        (6,851)                                       (216)        (21,645)
                                        --------------------------------------------------------------------------------------------
Consolidated Partners' Equity,
    December 31, 1998                            433,082        123,829                                       5,625         562,536
       Net income                                 71,038         33,409       14,645                          1,203         120,295
       Leases paid by EPCO
         after public offering                     6,580          3,097          774                            106          10,557
       Special Units issued to Tejas
         Energy, LLC in connection
         with TNGL acquisition                                               210,436                          2,126         212,562
       Cash distributions to Unitholders         (81,993)       (28,647)                                     (1,118)       (111,758)
       Units acquired by consolidated  trust                                                (4,727)                          (4,727)
                                        --------------------------------------------------------------------------------------------
Consolidated Partners' Equity,
    December 31, 1999                         $  428,707     $  131,688   $  225,855    $   (4,727)       $   7,942      $  789,465
                                        ============================================================================================

                 See Notes to Consolidated Financial Statements

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ENTERPRISE PRODUCTS PARTNERS L.P. (the "Company") was formed on April 9, 1998 as a Delaware limited partnership to own and operate the natural gas liquids ("NGL") business of Enterprise Products Company ("EPCO"). The Company is the limited partner and owns 98.9899% of Enterprise Products Operating L.P. (the "Operating Partnership"), which directly or indirectly owns or leases and operates NGL facilities. Enterprise Products GP, LLC (the "General Partner") is the general partner and owns 1.0101% of the Operating Partnership and 1% of the Company. Both the Company and the General Partner are subsidiaries of EPCO.

Prior to their consolidation, EPCO and its affiliated companies were controlled by members of a single family, who collectively owned at least 90% of each of the entities for all periods prior to the formation of the Company. As of April 30, 1998, the owners of all the affiliated companies exchanged their ownership interests for shares of EPCO. Accordingly, each of the affiliated companies became a wholly owned subsidiary of EPCO or was merged into EPCO as of April 30, 1998. In accordance with generally accepted accounting principles, the consolidation of the affiliated companies with EPCO was accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests.

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

INTANGIBLE ASSETS include the values assigned to a 20-year natural gas processing agreement and the excess cost of the purchase price over the fair market value of the assets acquired from Mont Belvieu Associates. The $54.0 million in intangibles related to the natural gas processing agreement is being amortized over the life of the agreement. For the year 1999, approximately

$1.1 million of such amortization was charged to expense. The $8.7 million excess cost of the purchase price over the fair market value of the assets acquired from Mont Belvieu Associates is being amortized over 20 years. For the year 1999, approximately $0.2 million of such amortization was charged to expense.

EXCESS COST OVER UNDERLYING EQUITY IN NET ASSETS denotes the excess of the Company's cost over the underlying equity in net assets of K/D/S Promix, LLC and is being amortized using the straight-line method over 20 years. Such amortization is reflected in the equity earnings from unconsolidated affiliates and aggregated $0.2 million in 1999 and none for prior periods. The unamortized excess was approximately $7.8 million at December 31, 1999 and is included in investments in and advances to unconsolidated affiliates.

EXCESS COST AND LONG-LIVED ASSETS held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment losses for the periods presented.

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

FEDERAL INCOME TAXES are not provided because the Company and its predecessors either had elected under provisions of the Internal Revenue Code to be a Master Limited Partnership or Subchapter S Corporation or were organized as other types of pass-through entities for federal income tax purposes. As a result, for federal income taxes purposes, the owners are individually responsible for the taxes on their allocable share of the consolidated taxable income of the Company. State income taxes are not material.

ENVIRONMENTAL COSTS for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management's best estimate of the ultimate costs to remediate the site. Ongoing environmental compliance costs are charged to expense as incurred, and expenditures to mitigate or prevent future environmental contamination are capitalized. Environmental costs, accrued environmental liabilities and expenditures to mitigate or eliminate future environmental contamination for each of the years in the three-year period ended December 31, 1999 were not significant to the consolidated financial statements. The Company's estimated liability for environmental remediation is not discounted.

CASH FLOWS are computed using the indirect method. For cash flow purposes, the Company considers all highly liquid debt instruments with an original maturity of less than three months at the date of purchase to be cash equivalents. All cash presented as restricted cash in the Company's financial statements was due to requirements of the Company's debt agreements.

HEDGES, such as swaps, forwards and other contracts to manage the price risks associated with inventories, commitments and certain anticipated transactions are occasionally entered into by the Company. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair value of these contracts is recognized. To qualify as a hedge, the item to be hedged must expose the Company to commodity or interest rate risk and the hedging instrument reduce that exposure. Any contracts held or issued that did not meet the requirements of a hedge would be recorded at fair value in the balance sheet and any changes in that fair value recognized in income. If a contract designated as a hedge of commodity risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur would be recorded at fair value and the associated changes in fair value recognized in income.

DOLLAR AMOUNTS (except per Unit amounts) presented in the tabulations within the notes to the Company's financial statements are stated in thousands of dollars, unless otherwise indicated.

RECENT STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS include the following: On June 6, 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. Management is currently studying SFAS No. 133 for possible impact on the consolidated financial statements when it is adopted in 2001.

EARNINGS PER UNIT is based on the amount of income allocated to limited partners and the weighted-average number of Units outstanding during the period. Specifically, basic earnings per Unit is calculated by dividing the amount of income allocated to limited partners by the weighted-average number of Common Units and Subordinated Units outstanding during the period. Diluted earnings per Unit is based on the amount of income allocated to limited partners and the weighted-average number of Common Units, Subordinated Units, and Special Units outstanding during the period. The Special Units are excluded from the computation of basic earnings per Unit because, under the terms of the Special Units, they do not share in income nor are they entitled to unit distributions until they are converted to Common Units. At December 31, 1999, such tests have not been met.


2.  ACQUISITIONS

ACQUISITION OF TEJAS NATURAL GAS LIQUIDS, LLC

Effective August 1, 1999, the Company acquired Tejas Natural Gas Liquids, LLC ("TNGL") from a subsidiary of Tejas Energy, LLC, an affiliate of Shell Oil Company . All references hereafter to "Shell", unless the context indicates otherwise, shall refer collectively to Shell Oil Company, its subsidiaries and affiliates. TNGL engages in natural gas processing and NGL fractionation, transportation, storage and marketing in Louisiana and Mississippi. TNGL's assets include a 20-year natural gas processing agreement with Shell for the rights to process Shell's current and future natural gas production from the state and federal waters of the Gulf of Mexico ("Shell Processing Agreement") and varying interests in eleven natural gas processing plants (including one under construction) with a combined gross capacity of 11.0 billion cubic feet per day (Bcfd) and a net capacity of 3.1 Bcfd; four NGL fractionation facilities with a combined gross capacity of 281,000 barrels per day (BPD) and net capacity of 131,500 BPD; four NGL storage facilities with approximately 28.8 million barrels of gross capacity and 8.8 million barrels of net capacity; and approximately 1,500 miles of NGL pipelines.

The TNGL acquisition was purchased with a combination of $166 million in cash and the issuance of 14.5 million non-distribution bearing, convertible Special Units. The $166 million cash portion of the purchase price was funded with borrowings under the Company's $350 million bank credit facility. The Special Units were valued within a range provided by an independent investment banker using both present value and Black Scholes Model methodologies. The consideration for the acquisition was determined by arms-length negotiation among the parties.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at August 1, 1999 as follows (in millions):

         Current Assets                      $  124.3
         Investments                            128.6
         Property                               216.9
         Intangible asset                        54.0
         Liabilities                           (147.4)
                                             ==========
         Total purchase price                $  376.4
                                             ==========

The $54.0 million intangible asset is the value assigned to the Shell Processing Agreement and is being amortized over the life of the agreement. For the year ending December 31, 1999, approximately $1.1 million of such amortization was charged to expense. The assets, liabilities and results of operations of TNGL are included with those of the Company as of August 1, 1999. Historical information for periods prior to August 1, 1999 do not reflect any impact associated with the TNGL acquisition.

Shell has the opportunity to earn an additional 6.0 million non-distribution bearing, convertible special Contingency Units over the next two years upon the achievement of certain gas production thresholds under the Shell Processing Agreement. If such special Contingency Units are issued, the purchase price and the value of the natural gas processing agreement will be adjusted accordingly.

ACQUISITION OF KINDER MORGAN AND EPCO INTEREST IN MONT BELVIEU FRACTIONATION FACILITY

Effective July 1, 1999, the Company acquired Kinder Morgan Operating LP "A"'s 25% indirect ownership interest and EPCO's 0.5% indirect ownership interest in a 210,000 BPD NGL fractionation facility located in Mont Belvieu, Texas for approximately $42 million in cash and the assumption of approximately $ 4 million of debt. The $42 million in cash was funded with borrowings under the Company's $350 million bank credit facility.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on their estimated fair value at July 1, 1999 as follows (in millions):

         Property                               $ 36.2
         Intangible asset                          8.7
         Liabilities                              (3.7)
                                             ==========
         Total purchase price                   $ 41.2
                                             ==========

The intangible asset represents the excess cost of purchase price over the fair market value of the assets acquired and is being amortized over 20 years. For the year ending December 31, 1999, approximately $0.2 million of such amortization was charged to expense.

PRO FORMA EFFECT OF ACQUISITIONS

The balances included in the consolidated balance sheets related to the current year acquisitions are based upon preliminary information and are subject to change as additional information is obtained. Material changes in the preliminary allocations are not anticipated by management.

The following table presents unaudited pro forma information for the years ended December 31, 1997, 1998 and 1999 as if the acquisition of TNGL and the Mont Belvieu fractionator facility from Kinder Morgan and EPCO been made as of the beginning of the periods presented:

                                                    1997          1998           1999
                                               --------------------------------------------

Revenues                                          $ 1,867,200   $ 1,354,400    $ 1,714,222
                                               ============================================
Net income                                        $    93,925   $    14,728    $   135,037
                                               ============================================
Allocation of net income to
     Limited partners                             $    92,986   $    14,581    $   133,687
                                               ============================================
     General Partner                              $       939   $       147    $     1,350
                                               ============================================
Units used in earnings per Unit calculations
     Basic                                             54,963        60,124         66,710
                                               ============================================
     Diluted                                           69,463        74,624         81,210
                                               ============================================
Income per Unit before extraordinary
   item and minority interest
     Basic                                        $      1.71   $      0.69    $      2.02
                                               ============================================
     Diluted                                      $      1.35   $      0.56    $      1.66
                                               ============================================
Net income per Unit
     Basic                                        $      1.69   $      0.24    $      2.00
                                               ============================================
     Diluted                                      $     1.34    $      0.20    $      1.65
                                               ============================================

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and accumulated depreciation are as follows:

                                           ESTIMATED
                                          USEFUL LIFE
                                            IN YEARS  1998          1999
                                          --------------------------------------

Plants and pipelines                          5-35     $  613,264    $  875,773
Underground and other storage facilities      5-35         89,064       103,578
Transportation equipment                      3-35          1,773         2,117
Land                                                       12,362        14,748
Construction in progress                                    3,879        32,810
                                                     ---------------------------
     Total                                                720,342     1,029,026
Less accumulated depreciation                             220,549       261,957
                                                     ===========================
Property, plant and equipment, net                     $  499,793    $  767,069
                                                     ===========================

Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $17.7 million, $18.6 million and $22.4 million, respectively.


4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At December 31, 1999, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

Belvieu Environmental Fuels ("BEF") - a 33.33% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility located in southeast Texas.

Baton Rouge Fractionators LLC ("BRF") - an approximate 31.25% economic interest in a natural gas liquid ("NGL") fractionation facility located in southeastern Louisiana.

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

Wilprise Pipeline Company, LLC ("Wilprise") - a 33.33% economic interest in a NGL pipeline system located in southeastern Louisiana.

Tri-States NGL Pipeline LLC ("Tri-States") - an aggregate 33.33% economic interest in a NGL pipeline system located in Louisiana, Mississippi, and Alabama.

Belle Rose NGL Pipeline LLC ("Belle Rose") - a 41.7% economic interest in a NGL pipeline system located in south Louisiana.

K/D/S Promix LLC ("Promix") - a 33.33% economic interest in a NGL fractionation facility and related storage facilities located in south Louisiana.

The Company's investments in and advances to unconsolidated affiliates also includes Venice Energy Services Company, LLC ("VESCO") and Dixie Pipeline Company ("Dixie"). The VESCO investment consists of a 13.1% economic interest in a LLC owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in Louisiana. The Dixie investment consists of an 11.5% interest in a corporation owning a 1,301-mile propane pipeline and the associated facilities extending from Mont Belvieu, Texas to North Carolina. These investments are accounted for using the cost method.

During 1999, the Company acquired the remaining interest in Mont Belvieu Associates , 51%, ("MBA") and Entell NGL Services, LLC, 50%, ("Entell"). Accordingly, after the acquisition of the remaining interest, the aforementioned entities became wholly owned subsidiaries of the Company and are included as a consolidated entity from that point forward.

      Investments in and advances to unconsolidated affiliates at:



                                                   AT DECEMBER 31,
                                          -----------------------------------
                                                1998              1999
                                          -----------------------------------

Accounted for on equity basis:
     BEF                                          $  50,079        $  63,004
     Promix                                                           50,496
     BRF                                             17,896           36,789
     Tri-States                                          55           28,887
     EPIK                                             5,667           15,258
     Belle Rose                                                       12,064
     BRPC                                                             11,825
     Wilprise                                         4,873            9,283
     MBA                                             12,551
Accounted for  on cost basis:
     VESCO                                                            33,000
     Dixie                                                            20,000
                                          ===================================
Total                                             $  91,121        $ 280,606
                                          ===================================


      Equity in income (loss) of unconsolidated affiliates for the year ended December 31:

                         1997              1998               1999
                  --------------------------------------------------------
BEF                        $   9,305         $   9,801          $   8,183
MBA                            6,377             5,213              1,256
BRF                                                (91)              (336)
BRPC                                                                   16
EPIK                                               748              1,173
Wilprise                                                              160
Tri-States                                                          1,035
Promix                                                                630
Belle Rose                                                            (29)
Other                                                               1,389
                  ========================================================
      Total               $   15,682        $   15,671         $   13,477
                  ========================================================

At  December  31,  1999,  the  Company's   share  of  accumulated   earnings  of
unconsolidated affiliates that had not been remitted to the Company was approximately $39.9 million.

Following is selected financial data for the most significant investments of the
Company:

BEF

BEF is owned equally (33.33%) by Mitchell Gas Services, L.P. ("Mitchell"), Sunoco and the Company. Mitchell Energy & Development Corp. is Mitchell's ultimate parent company, and Sun Company, Inc. ("Sun") is Sunoco's ultimate parent company.

Following is condensed financial data for BEF:

                                                      AT DECEMBER 31,
                                                 -------------------------------
                                                   1998              1999
                                                 -------------------------------
BALANCE SHEET DATA:
Current assets                                      $   34,268        $   44,261
Property, plant, and equipment, net                    172,281           161,390
Other assets                                            13,684             8,313
                                                 ===============================
     Total assets                                   $  220,233        $  213,964
                                                 ===============================

Current liabilities                                 $   54,326        $   41,317
Long-term debt                                          19,556
Other liabilities                                        1,798             4,323
Partners' equity                                       144,553           168,324
                                                 ===============================
     Total liabilities and partners' equity         $  220,233        $  213,964
                                                 ===============================

                                         YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------
                                1997               1998              1999
                          ------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                         $  233,218         $  182,001        $  193,219
Expenses                            205,300            152,600           168,669
                          ======================================================
     Net income                  $   27,918         $   29,401        $   24,550
                          ======================================================

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

The contracted floor price paid by Sun for production in 1997, 1998 and 1999 exceeded the spot market price for MTBE. At December 31, 1999, the floor price paid for MTBE by Sun was $1.11 per gallon. The average Gulf Coast MTBE spot market price was $.94 per gallon for December 1999 and $.72 per gallon for all of 1999.

Substantially all revenues earned by BEF are from the production of MTBE which is sold to Sun. This concentration could impact BEF's exposure to credit risk; however, such risk is reduced since Sun has an equity interest in BEF. Management believes BEF is exposed to minimal credit risk. BEF does not require collateral for its receivables from Sun.

Long-term debt of BEF consists of a five-year, floating interest rate (London Interbank Offered Rate ["LIBOR"] plus .0875%) bank term note payable ($19.6 million in current maturities outstanding at December 31, 1999) which is due in equal quarterly installments of $9.8 million through May 31, 2000. The weighted-average interest rate on this debt for the year ended December 31, 1999 was 6.20%. The debt is non-recourse debt to the partners.

The bank term loan agreement contains restrictive covenants prohibiting or limiting certain actions of BEF, including partner distributions, and requiring certain actions by BEF, including the maintenance of specified levels of leverage, as defined, and approval by the banks of certain contracts. Distributions to partners in the amount of $0.8 million were made for the year ended December 31, 1999. In addition, the loan agreement requires BEF to restrict a certain portion of cash to pay for the plant's turnaround maintenance and long-term debt service. At December 31, 1998 and 1999, cash of $11.1 million and $6.7 million, respectively, was restricted under terms of the loan agreement. BEF was in compliance with the restrictive covenants at December 31, 1999. The long-term debt is collateralized by substantially all of BEF's assets.

RECENT REGULATORY DEVELOPMENTS

In November 1998, U.S. Environmental Protection Agency ("EPA") Administrator Carol M. Browner appointed a Blue Ribbon Panel (the "Panel") to investigate the air quality benefits and water quality concerns associated with oxygenates in gasoline, and to provide independent advice and recommendations on ways to maintain air quality while protecting water quality. The Panel issued a report on their findings and recommendations in July 1999. The Panel urged the widespread reduction in the use of MTBE due to the growing threat to drinking water sources despite that fact that use of reformulated gasolines have contributed to significant air quality improvements. The Panel credited reformulated gasoline with "substantial reductions" in toxic emissions from vehicles and recommended that those reductions be maintained by the use of cleaner-burning fuels that rely on additives other than MTBE and improvements in refining processes. The Panel stated that the problems associated with MTBE can be characterized as a low-level, widespread problem that had not reached the state of being a public health threat. The Panel's recommendations are geared towards confronting the problems associated with MTBE now rather than letting the issue grow into a larger and worse problem. The Panel did not call for an outright ban on MTBE but stated that its use should be curtailed significantly. The Panel also encouraged a public educational campaign on the potential harm posed by gasoline when it leaks into ground water from storage tanks or while in use. Based on the Panel's recommendations, the EPA is expected to support a revision of the Clean Air Act of 1990 that maintains air quality gains and allows for the removal of the requirement for oxygenates in gasoline.

Several public advocacy and protest groups active in California and other states have asserted that MTBE contaminates water supplies, causes health problems and has not been as beneficial as originally contemplated in reducing air pollution. In California, state authorities negotiated an agreement with the EPA to implement a program requiring oxygenated motor gasoline at 2.0% for the whole state, rather than 2.7% only in selected areas. On March 25, 1999, the Governor of California ordered the phase-out of MTBE in that state by the end of 2002. The order also seeks to obtain a waiver of the oxygenate requirement from the EPA in order to facilitate the phase-out; however, due to increasing concerns about the viability of alternative fuels, the California legislature on October 10, 1999 passed the Sher Bill (SB 989) stating that MTBE should be banned as soon as feasible rather than by the end of 2002.

Legislation to amend the federal Clean Air Act of 1990 has been introduced in the U.S. House of Representatives; it would ban the use of MTBE as a fuel additive within three years. Legislation introduced in the U.S. Senate would eliminate the Clean Air Act's oxygenate requirement in order to assist the elimination of MTBE in fuel. No assurance can be given as to whether this or similar federal legislation ultimately will be adopted or whether Congress or the EPA might takes steps to override the MTBE ban in California.

ALTERNATIVE USES OF THE BEF FACILITY

In light of these regulatory developments, the Company is formulating a contingency plan for use of the BEF facility if MTBE were banned or significantly curtailed. Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production. Alkylate is a high octane, low sulfur, low vapor pressure compound, produced by the reaction of isobutylene or normal butylene with isobutane, and used by refiners as a component in gasoline blending. At present the forecast cost of this conversion would be in the $20 million to $25 million range, with the Company's share being $6.7 million to $8.3 million. Management anticipates that if MTBE is banned alkylate demand will rise as producers use it to replace MTBE as an octane enhancer. Alkylate production would be expected to generate spot market margins comparable to those of MTBE. Greater alkylate production would be expected to increase isobutane consumption nationwide and result in improved isomerization margins for the Company.


PROMIX

Promix is a limited liability company whose owners are Koch Hydrocarbon Southeast ("KHSE"), a subsidiary of Koch Industries, Inc. ("KII"), Dow Hydrocarbons and Resources, Inc. ("DHRI"), a subsidiary of Dow Chemical Company, and the Company. Promix is engaged in the business of transporting, fractionating, storing and exchanging natural gas liquids in southern Louisiana. KHSE is the managing member responsible for the daily operations and management of Promix.

The following is condensed unaudited financial data for Promix for the year ended and as of December 31, 1999. The Company has included in equity income from unconsolidated affiliates that portion of earnings related to the period from August 1, 1999 through December 31, 1999 in proportion to its ownership interest.


BALANCE SHEET DATA:
Current assets                                                $   28,890
Property, plant, and equipment, net                              117,885
                                                       ==================
     Total assets                                             $  146,775
                                                       ==================
Current liabilities                                           $   18,121
Members' equity                                                  128,654
                                                       ==================
     Total liabilities and members' equity                    $  146,775
                                                       ==================
INCOME STATEMENT DATA:
Revenues                                                      $   36,098
Expenses                                                          26,975
                                                       ==================
     Net income                                               $    9,123
                                                       ==================


BRF

BRF is a joint venture among Amoco Louisiana Fractionator Company, Williams Mid-Stream Natural Gas Liquids, Inc., Exxon Chemical Louisiana LLC ("Exxon") and the Company. The ownership interests in BRF are based on amounts contributed by each member to fund certain capital expenditures. Exxon funded a small portion of the construction costs but has contributed other NGL assets. At December 31, 1999, the Company owned an approximate 31.25% economic interest in BRF.

BRF is a NGL fractionation facility near Baton Rouge, Louisiana, which has a 60,000 barrel per day capacity. The Company is the operator of the facility, which will service NGL production from the Mobile/Pascagoula and Louisiana areas. Operations commenced in July 1999. Operating losses prior to the commencement of operations are the result of certain start-up expenses incurred during the development stage.

Following is the condensed financial data for BRF:

                                                     AT DECEMBER 31,
                                                --------------------------------
                                                  1998              1999
                                                --------------------------------
BALANCE SHEET DATA:
Current assets                                     $    2,386        $   12,617
Property, plant, and equipment, net                    58,618            89,035
Other assets                                                3               854
                                                ================================
     Total assets                                  $   61,007        $  102,506
                                                ================================
Current liabilities                                $    8,222        $    6,799
Members' equity                                        52,785            95,707
                                                ================================
     Total liabilities and members' equity         $   61,007        $  102,506
                                                ================================


                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998              1999
                                                --------------------------------
INCOME STATEMENT DATA:
Revenues                                                             $    6,746
Expenses                                           $     330              7,820
                                                ================================
     Net income                                    $    (330)        $   (1,074)
                                                ================================

TRI-STATES

Tri-States is a limited liability company owning a 80,000 barrel per day 161-mile common-carrier pipeline that will deliver natural gas liquids from three gas processing plants in Alabama and Mississippi to fractionators in Louisiana. The owners of Tri-States are Amoco Tri-States NGL Pipeline Company (16.67%), Koch Pipeline Southeast, Inc. (16.67%), Gulf Coast NGL Pipeline,
L.L.C.(16.67%), WSF-NGL Pipeline Company, Inc. ("Williams")(16.67%) and the Company (33.33%). Williams is the operator of the Tri-States pipeline.

The following is condensed unaudited financial data for Tri-States:
                                                       AT DECEMBER 31,
                                               -------------------------------
                                                1998              1999
                                               -------------------------------
BALANCE SHEET DATA:
Current assets                                     $     63        $    8,056
Property, plant, and equipment, net                                    84,854
                                               ===============================
     Total assets                                  $     63        $   92,910
                                               ===============================

Current liabilities                                $     68        $    1,430
Members' equity                                          (5)           91,480
                                               ===============================
     Total liabilities and members' equity         $     63        $   92,910
                                               ===============================

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                            ------------------
INCOME STATEMENT DATA:
Revenues                                                            $   8,101
Expenses                                                                4,954
                                                            ==================
     Net income                                                     $   3,147
                                                            ==================

The following table represents the aggregated unaudited condensed financial data for the Company's other equity investments in unconsolidated affiliates for the periods ending December 31, 1997, 1998 and 1999.


                                               1998               1999
                                         -------------------------------------
BALANCE SHEET DATA:
Current assets                                  $   11,355         $    12,937
Property, plant and equipment, net                  69,281             116,030
Other assets                                         1,687
                                         =====================================
      Total assets                              $   82,323         $   128,967
                                         =====================================

Current liabilities                             $    5,413         $     6,525
Long-term debt                                      11,790
Other liabilities                                      130
Members' and partners' equity                       64,990             122,442
                                         =====================================
      Total liabilities and equity              $   82,323         $   128,967
                                         =====================================

                              1997               1998              1999
                           ----------------------------------------------------
INCOME STATEMENT DATA:
Revenues                       $   33,646        $   35,843         $   27,897
Expenses                           23,034            24,480             21,932
                           ====================================================
Net income                     $   10,612        $   11,363         $    5,965
                           ====================================================



5.  NOTES RECEIVABLE FROM UNCONSOLIDATED  AFFILIATES

At December 31, 1999, the Company holds a participation interest in the bank loan of BEF for $6.5 million. The BEF note receivable bears interest at a floating rate per annum at LIBOR plus 0.0875% and matures on May 31, 2000. The Company will receive quarterly principal payments of approximately $3.3 million plus interest from BEF during the term of the loan.

6.    LONG-TERM DEBT

In December 1999, the Company and Operating Partnership filed a $800 million universal shelf registration (the "Registration Statement") covering the issuance of an unspecified amount of equity or debt securities or a combination thereof. The Company expects to issue public debt under the shelf registration statement during fiscal 2000. Management intends to use the proceeds from such debt offering to repay all outstanding bank credit facilities and for other general corporate purposes.

$200 MILLION BANK CREDIT FACILITY. In July 1998, the Operating Partnership entered into a $200 million bank credit facility that includes a $50 million working capital facility and a $150 million revolving term loan facility. The $150 million revolving term loan facility includes a sublimit of $30 million for letters of credit. As of December 31, 1999, the Company has borrowed $129 million under the bank credit facility which is due in July 2000.

The Company's obligations under this bank credit facility are unsecured general obligations and are non-recourse to the General Partner. Borrowings under this bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. This bank credit facility will expire in July 2000 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. The Company elects the basis for the interest rate at the time of each borrowing. Interest rates ranged from 5.94% to 8.75% during 1999, and the weighted-average interest rate at December 31, 1999 was 6.74%.

As amended on July 28, 1999, this credit agreement relating to the facility contains a prohibition on distributions on, or purchases or redemptions of, Units if any event of default is continuing. In addition, this bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250 million,
(ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with these restrictive covenants at December 31, 1999.

A "Change of Control" constitutes an Event of Default under this bank credit facility. A Change of Control includes any of the following events: (i) Dan L. Duncan (and/or certain affiliates) cease to own (a) at least 51% (on a fully converted, fully diluted basis) of the economic interest in the capital stock of EPCO or (b) an aggregate number of shares of capital stock of EPCO sufficient to elect a majority of the board of directors of EPCO; (ii) EPCO ceases to own, through a wholly owned subsidiary, at least 65% of the outstanding membership interest in the General Partner and at least a majority of the outstanding Common Units; (iii) any person or group beneficially owns more than 20% of the outstanding Common Units (excluding certain affiliates of EPCO or Shell ); (iv) the General Partner ceases to be the general partner of the Company or the Operating Partnership; or (v) the Company ceases to be the sole limited partner of the Operating Partnership.

$350 MILLION BANK CREDIT FACILITY. Also in July 1999, the Operating Partnership entered into a $350 million bank credit facility that includes a $50 million working capital facility and a $300 million revolving term loan facility. The $300 million revolving term loan facility includes a sublimit of $10 million for letters of credit. The initial proceeds of this loan were used to finance the acquisition of TNGL and the MBA ownership interests.

Borrowings under the bank credit facility will bear interest at either the bank's prime rate or the Eurodollar rate plus the applicable margin as defined in the facility. The bank credit facility will expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. The Company elects the basis for the interest rate at the time of each borrowing. Interest rates ranged from 6.88% to 7.31% during 1999, and the weighted-average interest rate at December 31, 1999 was 7.10%.

Limitations on certain actions by the Company and financial covenant requirements of this bank credit facility are substantially consistent with those existing for the $200 Million Bank Credit Facility as described above. The Company was in compliance with the restrictive covenants at December 31, 1999.

Long-term debt consisted of the following:

                                                    AT DECEMBER 31,
                                                       1998 1999
                                          --------------------------------
Borrowings under:
    $200 Million Bank Credit Facility        $   90,000        $  129,000
    $350 Million Bank Credit Facility                             166,000
                                          --------------------------------
     Total                                       90,000           295,000
Less current maturities of long-term debt                         129,000
                                          ================================
     Long-term debt                          $   90,000        $  166,000
                                          ================================

At December 31, 1999, the Company had $40 million of standby letters of credit available, and approximately $24.3 million of letters of credit were outstanding under letter of credit agreements with the banks.

Extraordinary Item - Early Extinguishment of Debt

On July 31, 1998, the Company used $243.3 million of proceeds from the sale of Common Units and $13.3 million of borrowings from the $200 million bank credit facility to retire $256.6 million of debt that was assumed from EPCO. In connection with the repayment of the debt, the Company was required to pay a "make-whole payment" of $26.3 million to the lenders. The $26.3 million (plus $0.9 million of unamortized debt costs) is included in the consolidated statement of operations for the year ended December 31, 1998 as "Extraordinary item--early extinguishment of debt."


7.       CAPITAL STRUCTURE AND EARNINGS PER UNIT

SECOND AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF THE COMPANY. The Second Amended and Restated Agreement of Limited Partnership of the Company (the "Partnership Agreement") contains specific provisions for the allocation of net earnings and losses to the Common Units, Subordinated Units, Special Units and the General Partner. The Partnership Agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the Common Unitholders, Subordinated Unitholders and the General Partner will receive.

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


SUBORDINATED UNITS. The Subordinated Units have no voting rights until converted into Common Units at the end of the Subordination Period (as defined below). The Subordination Period for the Subordinated Units will generally extend until the first day of any quarter beginning after June 30, 2003 when the Conversion Test has been satisfied. Generally, the Conversion Test will have been satisfied when the Company has paid from Operating Surplus and generated from Adjusted Operating Surplus the minimum quarterly distribution on all Units for the three preceding four-quarter periods. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

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


SPECIAL UNITS. The 14.5 million Special Units issued do not accrue distributions and are not entitled to cash distributions until their conversion into Common Units, which occurs automatically with respect to 1.0 million Units on August 1, 2000 (or the day following the record date for determining units entitled to receive distributions in the second quarter of 2000), 5.0 million Units on August 1, 2001 and 8.5 million Units on August 1, 2002.

Shell has the opportunity to earn an additional 6 million non-distribution bearing, convertible Contingency Units over the next two years based on certain performance criteria. Shell will earn 3 million convertible Contingency Units if at any point during calendar year 2000 (or extensions thereto due to force majeure events), gas production by Shell from its offshore Gulf of Mexico producing properties and leases is 950 million cubic feet per day for 180 not-necessarily-consecutive days or 375 billion cubic feet on a cumulative basis. Shell will earn another 3 million convertible Contingency Units if at any point during calendar year 2001 (or extensions thereto due to force majuere events) such gas production is 900 million cubic feet per day for 180 not-necessarily-consecutive days or 350 billion cubic feet on a cumulative basis. If either or both of the preceding performance tests is not met but Shell's offshore Gulf of Mexico gas production reaches 725 billion cubic feet on a cumulative basis in calendar years 2000 and 2001 (or extensions thereto due to force majeure events), Shell would still earn 6 million non-distribution bearing, convertible Contingency Units. If all of the Contingency Units are earned, 1 million Contingency Units would convert into Common Units on August 1, 2002 and 5 million Contingency Units would convert into Common Units on August 1, 2003. The Contingency Units do not accrue distributions and are not entitled to cash distributions until conversion into Common Units.

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


UNITS ACQUIRED BY TRUST. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan. At December 31, 1999, the Trust had purchased a total of 267,200 Common Units (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units are considered outstanding and will receive distributions; however, they are excluded from the calculation of net income per Unit.


EARNINGS PER UNIT. The Company has no dilutive securities that would require adjustment to net income for the computation of diluted earnings per Unit. The following is a reconciliation of the number of units used in the computation of basic and diluted earnings per Unit for all periods presented.



                                            1997         1998         1999
                                          --------------------------------------
Weighted average number of Common
   and Subordinated Units outstanding           54,963       60,124      66,710
Weighted average number of Special
   Units to be converted to Common Units                                  6,078
                                          --------------------------------------
Units used to compute diluted
   earnings per Unit                            54,963       60,124      72,788
                                          ======================================


The contingent Special Units (described above) to be issued upon achieving certain performance criteria have been excluded from diluted earnings per Unit because such tests have not been met at December 31, 1999.


8.  DISTRIBUTIONS

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

On January 17, 2000, the Company declared an increase in its quarterly cash distribution to $0.50 per Unit.

The following is a summary of cash distributions to partnership interests since the initial public offering of the Company's Units:

                                        Cash Distributions
                   ---------------------------------------------------------------
                    Per Common  Per Subordinated   Record               Payment
                       Unit           Unit          Date                 Date
                   ---------------------------------------------------------------

1998
    Fourth Quarter    $0.32          $0.32         October 30,1998      November 12, 1998
1999
    First Quarter     $0.45          $0.45         January 29, 1999     February 11, 1999
    Second Quarter    $0.45          $0.07         April 30, 1999       May 12, 1999
    Third Quarter     $0.45          $0.37         July 30, 1999        August 11, 1999
    Fourth Quarter    $0.45          $0.45         October 29, 1999     November 10, 1999
2000
    First Quarter     $0.50          $0.50         January 31, 2000     February 10, 2000
    (through February 25, 2000)


9.  MAJOR CUSTOMERS

Montell owns a 45.4% undivided interest in a plant and the related pipeline system and it leases such undivided interest in these facilities to the Company. The agreement with Montell expires in 2004. There are two successive options to extend the term for 12 years each remaining under the original agreement. Revenues from sales to Montell were approximately $147.6 million and $102.2 million in 1997 and 1998, respectively. In addition, the Company had supply, transportation, and storage contracts with Texas Petrochemicals that generated $107.3 million in revenues in 1997. No single customer accounted for more than 10% of consolidated revenues during 1999.


10. RELATED PARTY TRANSACTIONS

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

Pursuant to the EPCO Agreement, EPCO is reimbursed at cost for all expenses that it incurs in connection with managing the business and affairs of the Company, except that EPCO is not entitled to be reimbursed for any selling, general and administrative expenses. In lieu of reimbursement for such selling, general and administrative expenses, EPCO receives an annual administrative services fee that initially equaled $12.0 million. The General Partner, with the approval and consent of the Audit and Conflicts Committee of the Company, can agree to increases in such administrative services fee of up to 10% each year during the ten-year term of the EPCO Agreement and may agree to further increases in such fee in connection with expansions of the Company's operations through the construction of new facilities or the completion of acquisitions that require additional management personnel. On July 7, 1999, the Audit and Conflicts Committee of the General Partner authorized an increase in the administrative services fee to $1.1 million per month from the initial $1.0 million per month. The increased fees were effective August 1, 1999. Beginning in January 2000, the administrative services fee will increase to $1.55 million per month plus accrued employee incentive plan costs to compensate EPCO for the additional selling, general, and administrative charges related to the additional administrative employees acquired in the TNGL acquisition.

EPCO also operates most of the plants owned by the unconsolidated affiliates and charges them for actual salary costs and related fringe benefits. In addition, EPCO charged the unconsolidated affiliates for management services provided; such charges aggregated $1.1 million for 1997, $1.7 million for 1998 and $0.8 million for 1999. Since EPCO pays the rental charges for the Retained Leases, such payments are considered a contribution by EPCO for the benefit of each partnership interest and are included as such in Partners' Equity, and a corresponding charge for the rental expense is included in the consolidated statements of operations. Rental expense, included in operating costs and expenses, for the Retained Leases was $13.3 million, $11.3 million (of which $4.0 million occurred after the public offering) and $10.6 million for 1997, 1998 and 1999, respectively.

The Company also has transactions in the normal course of business with the unconsolidated affiliates and other subsidiaries and divisions of EPCO. Such transactions include the buying and selling of NGL products, loading of NGL products and transportation of NGL products by truck.

As a result of the TNGL acquisition, Shell acquired an ownership interest in the Company and its General Partner. At December 31, 1999, Shell owned approximately 17.6% of the Company and 30.0% of the General Partner. The Company's major customer related to the TNGL assets is Shell. Under the terms of the Shell Processing Agreement, the Company has the right to process substantially all of Shell's current and future natural gas production from the Gulf of Mexico. This includes natural gas production from the developments currently referred to as deepwater. Generally, the Shell Processing Agreement grants the Company the exclusive right to process any and all of Shell's Gulf of Mexico natural gas production from existing and future dedicated leases; plus the right to all title, interest, and ownership in the raw make extracted by the Company's gas processing facilities from Shell's natural gas production from such leases; with the obligation to deliver to Shell the natural gas stream after the raw make is extracted. In addition to the Shell Processing Agreement, the Company acquired a short-term lease for 425 rail cars from Shell for servicing the gas processing business activities.

Following is a summary of significant transactions with related parties:

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                           -------------------------------------
                                              1997         1998        1999
                                           -------------------------------------
Revenues from NGL products sold to:
   Unconsolidated affiliates                   $44,392      $36,474     $40,439
   Shell                                                                 56,301
   EPCO and its subsidiaries                    19,029       19,531       9,148
Cost of NGL products purchased from:
   Unconsolidated affiliates                     8,453        9,270      14,212
   Shell                                                                188,570
   EPCO and its subsidiaries                     6,495        5,293      29,365
Operating expenses charged for trucking
   of NGL products                               7,606        4,704       6,282
Administrative service fee charged by EPCO                    5,129      12,500

11. COMMITMENTS AND CONTINGENCIES

STORAGE COMMITMENTS

The Company stores NGL products for EPCO and various third parties. Under the terms of the storage agreements, the Company is generally required to redeliver to the owner its NGL products upon demand. The Company is insured for any physical loss of such NGL products due to catastrophic events. At December 31, 1999, NGL products aggregating 230 million gallons were due to be redelivered to the owners under various storage agreements.

LEASE COMMITMENTS

The  Company  leases  certain   equipment  and   processing   facilities   under
noncancelable operating leases. Minimum future rental payments on such leases with terms in excess of one year at December 31, 1999 are as follows:

          2000                               $ 5,629
          2001                                 4,609
          2002                                 4,606
          2003                                 4,606
          2004                                 4,607
          Thereafter                           4,607
                                         ============
          Total minimum obligations         $ 28,664
                                         ============

Lease expense charged to operations (including Retained Leases) for the years ended December 31, 1997, 1998 and 1999 was approximately $29.6 million , $18.5 million and $20.2 million, respectively.

GAS PURCHASE COMMITMENTS

The Company has annual renewable gas purchase contracts with four suppliers. As of December 31, 1999, the Company is required to make daily purchases as follows: 8,000 million British Thermal Units ("MMBTU") per day through March 31, 2000, 5,000 MMBTU per day through July 31, 2000 and 5,000 MMBTU per day through October 31, 2000. The cost of these natural gas purchase commitments approximate market value at the time of delivery.


CAPITAL EXPENDITURE COMMITMENTS

As of December 31, 1999, the Company had capital expenditure commitments totaling approximately $9.5 million, of which $1.7 million relates to the construction of projects of unconsolidated affiliates.

LITIGATION

EPCO has indemnified the Company against any litigation pending as of the date of its formation. The Company is sometimes named as a defendant in litigation relating to its normal business operations. Although the Company insures itself against various business risks, to the extent management believes it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify the Company against liabilities arising from future legal proceedings as a result of its ordinary business activity. Management is aware of no significant litigation, pending or threatened, that would have a significantly adverse effect on the Company's financial position or results of operations.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company enters into swaps and other contracts to hedge the price risks associated with inventories, commitments and certain anticipated transactions. The Company does not currently hold or issue financial instruments for trading purposes. The swaps and other contracts are with established energy companies and major financial institutions. The Company believes its credit risk is minimal on these transactions, as the counterparties are required to meet stringent credit standards. There is continuous day-to-day involvement by senior management in the hedging decisions, operating under resolutions adopted by the board of directors.

At December 31, 1999, the Company had open positions covering 24.0 billion cubic feet of natural gas extending into December 2000 related to the swaps described above. The fair value of these swap contracts at December 31, 1999 was estimated at $0.5 million payable by the Company based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date.

Cash and Cash Equivalents, Accounts Receivable, Participation in Notes Receivable from Unconsolidated Affiliates, Accounts Payable and Accrued Expenses are carried at amounts which reasonably approximate their fair value at year end due to their short-term nature.

Long-term debt is carried at an amount that reasonably approximates its fair value at year end due to its variable interest rates.


13.  SUPPLEMENTAL CASH FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                               1997               1998              1999
                                                         -------------------------------------------------------
(Increase) decrease in:
      Accounts receivable                                       $   29,024        $     3,699      $  (152,363)
      Inventories                                                    7,329              1,361            7,471
      Prepaid and other current assets                                 917               (342)          (7,523)
      Other assets                                                     127                 46           (1,971)
Increase (decrease) in:
      Accounts payable                                              (3,320)           (40,005)          (6,276)
      Accrued gas payable                                          (26,955)           (18,485)         189,166
      Accrued expenses                                              (5,526)            (1,098)         (10,776)
      Other current liabilities                                      1,352            (10,082)           6,747
      Other liabilities                                                                                    296
                                                         =======================================================
Net effect of changes in operating accounts                     $    2,948        $   (64,906)     $    24,771
                                                         =======================================================

Cash payments for interest, net of $2,005,
      $180 and $153 capitalized in 1997,
      1998 and 1999, respectively                               $   28,352        $     6,971      $    15,780
                                                         =======================================================

During 1998, the Company contributed $1.9 million (at net book value) of plant equipment to an unconsolidated affiliate as part of its investment therein. On August 1, 1999, the Company issued 14.5 million non-distribution bearing, convertible Special Units and $166 million in cash in exchange for the equity interest in TNGL and assumed approximately $4 million of debt in connection with the acquisition of additional interest in MBA.

14.  CONCENTRATION OF CREDIT RISK

A substantial portion of the Company's revenues are derived from natural gas processing and the fractionation, isomerization, propylene production, marketing, storage and transportation of NGLs to various companies in the NGL industry, located in the United States. Although this concentration could affect the Company's overall exposure to credit risk since these customers might be affected by similar economic or other conditions, management believes the Company is exposed to minimal credit risk, since the majority of its business is conducted with major companies within the industry and much of the business is conducted with companies with whom the Company has joint operations. The Company generally does not require collateral for its accounts receivable.

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


15.  SEGMENT  INFORMATION

Historically, the Company has had only one reportable business segment: NGL Operations. Due to the broadened scope of the Company's operations with the third quarter of 1999 acquisition of TNGL, effective for fiscal 1999, the Company's operations are being managed using five reportable business segments. The five new segments are: Fractionation, Pipeline, Processing, Octane Enhancement, and Other.

Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The management of the Company evaluates segment performance on the basis of gross operating margin. Gross operating margin reported for each segment represents earnings before depreciation and amortization, lease expense obligations retained by the Company's largest Unitholder, EPCO, and general and administrative expenses. In addition, segment gross operating margin is exclusive of interest expense, interest income (from unconsolidated affiliates or others), dividend income from unconsolidated affiliates, minority interest, extraordinary charges and other income and expense transactions. The Company's equity earnings from unconsolidated affiliates are included in segment gross operating margin. Segment assets consists of property, plant and equipment and the amount of investments in and advances to unconsolidated affiliates.

Segment gross operating margin is inclusive of intersegment revenues. Such revenues, which have been eliminated from the consolidated totals, are recorded at arms-length prices which are intended to approximate the prices charged to external customers.

The five new segments are Fractionation, Pipeline, Processing, Octane Enhancement and Other. Fractionation includes NGL fractionation, polymer grade propylene fractionation and butane isomerization (converting normal butane into high purity isobutane) services. Pipeline consists of pipeline, storage and import/export terminal services. Processing includes the natural gas processing business and its related NGL merchant activities. Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.



Information  by  operating  segment,   together  with   reconciliations  to  the
consolidated totals, is presented in the following table:

                                                            Operating Segments                           Adjustments
                                ------------------------------------------------------------------------
                                                                                 Octane                      and        Consolidated
                                Fractionation    Pipelines      Processing    Enhancement    Other       Eliminations      Totals
                                ----------------------------------------------------------------------------------------------------
Revenues from
    external customers
    1999                            $275,646     $ 16,180    $1,081,487     $ 8,183          $   731     $ (35,771)     $ 1,346,456
    1998                             273,781       19,344       506,630       9,801                        (54,983)         754,573
    1997                             339,721       15,924       729,376       9,305                        (58,363)       1,035,963

Intersegment revenues
    1999                             118,103       43,688       216,720                          444      (378,955)               -
    1998                             162,379       37,574            90                          383      (200,426)               -
    1997                             129,230       40,202           164                          360      (169,956)               -

Total revenues
    1999                             393,749       59,868     1,298,207       8,183            1,175      (414,726)       1,346,456
    1998                             436,160       56,918       506,720       9,801              383      (255,409)         754,573
    1997                             468,951       56,126       729,540       9,305              360      (228,319)       1,035,963

Gross operating margin by segment
    1999                             106,267       27,038        36,799       8,183              908                        179,195
    1998                              66,627       27,334          (652)      9,801           (3,483)                        99,627
    1997                             100,770       23,909        (3,778)      9,305           (1,496)                       128,710


Segment assets
    1999                             362,198      249,453       122,495                          113        32,810          767,069
    1998                             288,159      207,432           181                          142         3,879          499,793

Investments in and advances to
    Unconsolidated affiliates
    1999                              99,110       85,492        33,000      63,004                                         280,606
    1998                              30,447       10,595                    50,079                                          91,121


Two customers provided more than 10% of revenues in 1997. Only one customer provided more than 10% of revenues in 1998. No single customer provided more than 10% of revenues in 1999.

All consolidated revenues were earned in the United States.

A reconciliation of segment gross operating margin to consolidated income before extraordinary item and minority interest follows:

                                                         1997          1998          1999
                                                      ------------------------------------------
Total segment gross operating margin                     $  128,710     $  99,627    $  179,195
      Depreciation and amortization                         (17,684)      (18,579)      (23,664)
      Retained lease expense, net                           (13,300)      (12,635)      (10,557)
      Gain (loss) on sale of assets                            (155)          276          (123)
      Selling, general and administrative                   (21,891)      (18,216)      (12,500)
                                                      ------------------------------------------
Consolidated operating income                                75,680        50,473       132,351
      Interest expense                                      (25,717)      (15,057)      (16,439)
      Interest income from unconsolidated affiliates                          809         1,667
      Dividend income from unconsolidated affiliates                                      3,435
      Interest income - other                                 1,934           772           886
      Other, net                                                793           358          (379)
                                                      ------------------------------------------
Consolidated income before extraordinary item
  and minority interest                                   $  52,690     $  37,355    $  121,521
                                                      ==========================================


16.      SUBSEQUENT EVENTS


Effective January 1, 2000, Enterprise Products GP, LLC, the general partner of the Company, adopted the 1999 Long-Term Incentive Plan (the "Plan"). Under the Plan, non-qualified incentive options to purchase a fixed number of Common Units may be granted to key employees of EPCO who perform management, administrative or operational functions for the Company under the EPCO Agreement. The exercise price per Unit, vesting and expiration terms, and rights to receive distributions on Units granted are determined by the Company for each grant agreement. Upon the exercise of an option, the Company may deliver the Units or pay an amount in cash equal to the excess of the fair market value of a Unit and the exercise price of the option. On January 1, 2000, 225,000 options were granted at a weighted average price of $17.50 per Unit of which none had been exercised at February 25, 2000. The Plan is primarily funded by the Units purchased by the Trust. Since the Common Units held by the Trust were previously unallocated, they were excluded from the earnings per Unit calculation. If the Plan would have been adopted at January 1, 1999, earnings per Unit would have been $1.78 basic and $1.63 diluted.

On February 25, 2000, the Company announced the closing, effective March 1, 2000, of its acquisition of certain Louisiana and Texas pipeline assets from Concha Chemical Pipeline Company ("Concha"), an affiliate of Shell, for approximately $100 million in cash. The principal asset acquired was the Lou-Tex Propylene Pipeline which is 263 miles of 10" pipeline from Sorrento, Louisiana to Mont Belvieu, Texas. The Lou-Tex Propylene Pipeline is currently dedicated to the transportation of chemical grade propylene from Sorrento to the Mont Belvieu area. Also acquired in this transaction was 27.5 miles of 6" ethane pipeline between Sorrento and Norco, Louisiana, and a 0.5 million barrel storage cavern at Sorrento, Louisiana. The acquisition of the Lou-Tex Propylene Pipeline is the first step in the Company's development of an approximately $180 million, 160,000 barrel per day Louisiana-to-Texas gas liquids pipeline system. The second step involves the construction of the 263-mile Lou-Tex NGL Pipeline from Sorrento, Louisiana to Mont Belvieu, Texas, scheduled for completion in the third quarter of 2000 at an estimated cost of $82.5 million. This larger system will link growing supplies of NGLs produced in Louisiana and Mississippi with the principal NGL markets on the United States Gulf Coast.

On February 23, 2000, the Company offered to buy the remaining 88.5% ownership interests in Dixie from the other seven owners for a total purchase price of approximately $204.4 million. The offer is subject to the acceptance by the holders of a minimum of 68.5% of the oustanding ownership interests. The offer will expire on March 8, 2000 if it is not accepted by such holders. If the offer is accepted, the purchase would be subject to, among other things, preparation and execution of a definitive purchase agreement and the obtaining of requisite regulatory approvals and consents.

17.  SELECTED QUARTERLY FINANCIAL DATA   (UNAUDITED)

                                                          First             Second             Third             Fourth
                                                         Quarter           Quarter            Quarter           Quarter
                                                    --------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1998:
      Revenues                                          $     193,339      $     211,397     $     168,791      $     181,046
      Operating income                                          6,138             19,008            11,865             13,462
      Income (loss) before extraordinary item
          and minority interest                                  (319)            15,399             9,802             12,473
      Extraordinary item and minority interest                      3               (154)          (27,002)              (125)
      Net income (loss)                                          (316)            15,245           (17,200)            12,348

      Net income Per Unit, basic
          Earnings (loss) before extraordinary item     $       (0.01)     $        0.27     $        0.15      $        0.18
          Extraordinary item                                                                         (0.42)
                                                    --------------------------------------------------------------------------
          Net income (loss)                             $       (0.01)     $        0.27     $       (0.27)     $        0.18
                                                    ==========================================================================
      Net income per Unit, diluted                      $       (0.01)     $        0.27     $       (0.27)     $        0.18
                                                    ==========================================================================

FOR THE YEAR ENDED DECEMBER 31, 1999:
      Revenues                                          $     148,877      $     177,479     $     445,027      $     575,073
      Operating income                                         12,068             21,069            40,002             59,212
      Income before minority interest                          10,561             19,350            36,716             54,894
      Minority interest                                          (106)              (196)             (370)              (554)
      Net income                                               10,455             19,154            36,346             54,340

      Net income per Unit, basic                         $       0.16      $        0.28     $        0.54      $        0.81
                                                    ==========================================================================
      Net income per Unit, diluted                       $       0.16      $        0.28     $        0.47      $        0.66
                                                    ==========================================================================

As a result of the TNGL acquisition and MBA acquisition, the Company's earnings increased significantly in the third quarter of 1999 over the second quarter of 1999. The TNGL acquisition was effective August 1, 1999 and the MBA acquisition was effective July 1, 1999.

Certain 1998 amounts have been restated to conform to the 1999 presentation.

18.   CONDENSED FINANCIAL INFORMATION OF OPERATING PARTNERSHIP

The Operating Partnership and its subsidiaries and joint ventures conduct substantially all of the business of the Company. The Operating Partnership, along with the Company, was formed in April 1998 to acquire, own, and operate all of the NGL processing and distribution assets of EPCO. The General Partner holds a 1.0101% interest in the Operating Partnership and a 1.0% interest in the Company. The Company owns a 98.9899% interest in the Operating Partnership.

Following is the condensed financial information for the Operating Partnership:

BALANCE SHEET DATA:                               AS OF DECEMBER 31,
                                            --------------------------------
                                                 1998            1999
                                            --------------------------------
Current assets                                   $  137,693    $    382,298
Noncurrent assets                                   603,344       1,115,142
                                            ================================
   Total assets                                  $  741,037    $  1,497,440
                                            ================================

Current liabilities                              $   82,771    $    530,759
Noncurrent liabilities                               90,000         166,296
Minority Interest                                       993           1,032
Partners' equity                                    567,273         799,353
                                            ================================
   Total liabilities and partners' equity        $  741,037    $  1,497,440
                                            ================================


INCOME STATEMENT DATA:

                                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                      1997            1998            1999
                                                 ------------------------------------------------
Revenues                                            $  1,035,963      $  754,573    $  1,346,456
                                                 ================================================
Operating Income                                          75,680          50,473         132,351
                                                 ================================================
Income before extraordinary item and
    minority interest                                     52,690          37,355         121,840
Extraordinary item                                                       (27,176)
                                                 ------------------------------------------------
Income before minority interest                           52,690          10,179         121,840
Minority interest                                            (78)           (122)           (110)
                                                 ------------------------------------------------
Net income of Operating Partnership                 $     52,612      $   10,057    $    121,730
Reconciliation of net income of Operating
   Partnership to net income of the Company:
         Trust dividend income eliminated in
             in consolidation                                                               (319)
         Minority interest                                  (449)             20          (1,116)
                                                 ================================================
Net income of the Company                           $     52,163      $   10,077    $    120,295
                                                 ================================================

The number and dollar amount of reconciling items between the financial statements of the Company and the Operating Partnership are insignificant. The primary reconciling items between the balance sheet of the Operating Partnership and the Company are the Operating Partnership's investment in the Trust (which is eliminated in consolidation with the Company) and minority interest. The differences in net income are the dividends recognized by the Trust (which are eliminated in consolidation) and minority interest as shown above.

SCHEDULE II
ENTERPRISE PRODUCTS PARTNERS, L.P.
VALUATION AND QUALIFYING ACCOUNTS

(AMOUNTS IN MILLIONS OF DOLLARS)

                                                                 Additions
                                                         -----------------------
                                           Balance at    Charged to   Charged to
                                          beginning of   Costs and       other                       Balance at end
              Description                    period       expenses     accounts     Deductions         of period
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
      Reserve for inventory losses             $ 1.2        $  5.0                    $ (5.4)(a)          $  0.8
Year ended December 31, 1998:
      Reserve for inventory losses               0.8          10.0                     (10.1)(a)             0.8
Year ended December 31, 1999:
      Allowance for doubtful
          accounts receivable - trade                          3.0     12.9 (b)                             15.9
      Reserve for inventory losses               0.8           7.3                     ( 5.2)(a)             2.9
----------------------------------------------------------------------------------------------------------------------
 (a)  Generally denotes net underground NGL storage well product losses
 (b)  As a result of the TNGL acquisition,  the Company acquired a $12.9 million allowance for doubtful accounts from TNGL.  Historically,  the Company did not experience any significant losses from bad debts and therefore did not require an allowance account.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas, on the 1st day of March, 2000.

                              ENTERPRISE PRODUCTS PARTNERS L.P.
                              (A Delaware Limited Partnership)

                              By:      ENTERPRISE PRODUCTS GP, LLC,
                                       as General Partner

                              By:      /s/  O.S. Andras
                              -------------------------
                              Name:    O.S. Andras
                              Title:   President and Chief Executive Officer
                                       of Enterprise Products GP, LLC

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 1st day of March, 2000.

 Signature                                            Title
 ---------                                            -----

/s/  Dan L. Duncan                 Chairman of the Board and Director
------------------
Dan L. Duncan

/s/  O.S. Andras                   President, Chief Executive Officer and
------------------
O.S. Andras                        Director

/s/  Randa L. Duncan               Group Executive Vice President and
---------------------              Director
Randa L. Duncan

/s/ Gary L. Miller                 Executive Vice President, Chief Financial
---------------------              Officer, Treasurer and Director (Principal
Gary L. Miller
                                   Financial and Accounting Officer)

/s/ Charles R. Crisp               Director
--------------------
Charles R. Crisp

/s/ Dr. Ralph S. Cunningham        Director
---------------------------
Dr. Ralph S. Cunningham

/s/ Curtis R. Frasier              Director
---------------------
Curtis R. Frasier

/s/ Lee W. Marshall, Sr.           Director
------------------------
Lee W. Marshall, Sr.

/s/ Stephen H. McVeigh             Director
-----------------------
Stephen H. McVeigh

                                                                    EXHIBIT 21.1
ENTERPRISE PRODUCTS PARTNERS L.P.
LIST OF SUBSIDIARIES OF THE COMPANY


Enterprise Products Operating L.P., a Delaware limited partnership
Sorrento Pipeline Company, LLC, a Texas limited liability company
Chunchula Pipeline Company, LLC, a Texas limited  liability  company
Cajun Pipeline Company, LLC, a Texas limited  liability company
HSC Pipeline Partnership,  L.P., a Texas limited partnership
Propylene Pipeline  Partnership, L.P., a Texas limited  partnership
Enterprise  Products Texas  Operating, L.P., a Texas limited partnership
Entell NGL Services, LLC, a Delaware limited liability company
Enterprise Lou-Tex Propylene Pipeline L.P., a Texas limited partnership Enterprise Lou-Tex NGL Pipeline L.P., a Texas limited partnership
Enterprise NGL Private Lines & Storage LLC, a Delaware limited liability company Enterprise NGL Pipelines, LLC, a Delaware limited liability company
Enterprise Gas Processing LLC, a Delaware limited liability company
Enterprise Norco LLC, a Delaware limited  liability company
Enterprise Fractionation LLC, a Delaware limited liability company
EPOLP 1999 Grantor Trust