Form 10-Q
period 2000-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2000-08-11
CIK 1061219

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


The registrant had 46,552,915 Common Units outstanding as of August 11, 2000.

               ENTERPRISE PRODUCTS PARTNERS L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                           No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ENTERPRISE PRODUCTS PARTNERS L.P. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets,  June 30, 2000 and December 31, 1999                 1

         Statements of Consolidated Operations
                  for the Three and Six Months ended June 30, 2000 and 1999                2

         Statements of Consolidated Cash Flows
                  for the Six Months ended June 30, 2000 and 1999                          3

         Notes to Unaudited Consolidated Financial Statements                              4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                             17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       30

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                                       32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                              33

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                 33

         Signature Page


                         PART 1. FINANCIAL INFORMATION.
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                  JUNE 30,
                                                                                    2000         DECEMBER 31,
                                   ASSETS                                       (UNAUDITED)          1999
                                                                              ----------------------------------
CURRENT ASSETS
     Cash and cash equivalents                                                      $   87,135      $     5,230
     Accounts receivable - trade, net of allowance for doubtful accounts of
       $15,948 at June 30, 2000 and $15,871 at December 31, 1999                       192,569          262,348
     Accounts receivable - affiliates                                                   59,480           56,075
     Inventories                                                                       145,068           39,907
     Current maturities of participation in notes receivable from
       unconsolidated affiliates                                                             -            6,519
     Prepaid and other current assets                                                   11,849           14,459
                                                                              ----------------------------------
              Total current assets                                                     496,101          384,538
PROPERTY, PLANT AND EQUIPMENT, NET                                                     903,832          767,069
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES                               287,918          280,606
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $3,055 AT
     JUNE 30, 2000 AND $1,345 AT DECEMBER 31, 1999                                      63,975           61,619
OTHER ASSETS                                                                             3,898            1,120
                                                                              ----------------------------------
              TOTAL                                                                 $1,755,724      $ 1,494,952
                                                                              ==================================

                      LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                           $        -      $   129,000
     Accounts payable - trade                                                           44,959           69,294
     Accounts payable - affiliate                                                       24,552           64,780
     Accrued gas payables                                                              396,545          233,360
     Accrued expenses                                                                    4,812           16,510
     Other current liabilities                                                          24,080           18,176
                                                                              ----------------------------------
              Total current liabilities                                                494,948          531,120
LONG-TERM DEBT                                                                         404,000          166,000
OTHER LONG-TERM LIABILITIES                                                              6,060              296
MINORITY INTEREST                                                                        8,613            8,071
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
     Common Units  (45,552,915 Units outstanding at June 30, 2000
       and December 31, 1999)                                                          449,787          428,707
     Subordinated Units (21,409,870 Units outstanding at June 30, 2000
       and December 31, 1999)                                                          141,550          131,688
     Special Units (14,500,000 Units outstanding at June 30, 2000
       and December 31, 1999)                                                          247,025          225,855
     Treasury Units  acquired by Trust,  at cost (267,200  Units  outstanding at
       June 30, 2000 and December 31, 1999)                                             (4,727)          (4,727)
     General Partner                                                                     8,468            7,942
                                                                              ----------------------------------
              Total Partners' Equity                                                   842,103          789,465
                                                                              ----------------------------------
              TOTAL                                                                 $1,755,724      $ 1,494,952
                                                                              ==================================

            See Notes to Unaudited Consolidated Financial Statements

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                 (Amounts in thousands, except per Unit amounts)

                                                                     THREE MONTHS                      SIX MONTHS
                                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                            -------------------------------  -------------------------------
                                                                 2000           1999              2000           1999
                                                            -------------------------------  -------------------------------

REVENUES
Revenues from consolidated operations                           $  592,913      $  174,599      $ 1,339,194      $  321,913
Equity income in unconsolidated affiliates                          11,097           2,880           18,540           4,443
                                                            -------------------------------  -------------------------------
         Total                                                     604,010         177,479        1,357,734         326,356
                                                            -------------------------------  -------------------------------
COST AND EXPENSES
Operating costs and expenses                                       546,306         153,410        1,219,212         287,219
Selling, general and administrative                                  7,658           3,000           13,042           6,000
                                                            -------------------------------  -------------------------------
         Total                                                     553,964         156,410        1,232,254         293,219
                                                            -------------------------------  -------------------------------
OPERATING INCOME                                                    50,046          21,069          125,480          33,137
OTHER INCOME (EXPENSE)
Interest expense                                                    (8,070)         (2,129)         (15,844)         (4,392)
Interest income from unconsolidated affiliates                         126             292              270             689
Dividend income from unconsolidated affiliates                       2,761               -            3,995               -
Interest income - other                                              1,225             148            2,706             432
Other, net                                                             (62)            (30)            (425)             45
                                                            -------------------------------  -------------------------------
          Other income  (expense)                                   (4,020)         (1,719)          (9,298)         (3,226)
                                                            -------------------------------  -------------------------------
INCOME BEFORE MINORITY INTEREST                                     46,026          19,350          116,182          29,911
MINORITY INTEREST                                                     (466)           (196)          (1,175)           (302)
                                                            -------------------------------  -------------------------------
NET INCOME                                                      $   45,560      $   19,154      $   115,007      $   29,609
                                                            ===============================  ===============================

ALLOCATION OF NET INCOME TO:
Limited partners                                                $   45,104      $   18,962      $   113,857      $   29,313
                                                            ===============================  ===============================
General partner                                                 $      456      $      192      $     1,150      $      296
                                                            ===============================  ===============================

BASIC EARNINGS PER COMMON UNIT
Income before minority interest                                 $     0.68      $     0.29      $      1.72      $     0.44
                                                            ===============================  ===============================
Net income per common and subordinated unit                     $     0.68      $     0.28      $      1.71      $     0.44
                                                            ===============================  ===============================

DILUTED EARNINGS PER COMMON UNIT
Income before minority interest                                 $     0.56      $     0.29      $      1.42      $     0.44
                                                            ===============================  ===============================
Net income per common, subordinated and special unit            $     0.56      $     0.28      $      1.40      $     0.44
                                                            ===============================  ===============================

            See Notes to Unaudited Consolidated Financial Statements

                                         ENTERPRISE PRODUCTS PARTNERS L.P
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                 (Dollars in Thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                  -------------------------------------
                                                                         2000              1999
                                                                  -------------------------------------
OPERATING ACTIVITIES
Net income                                                                $  115,007         $  29,609
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                           18,347             9,790
      Equity in income of unconsolidated affiliates                          (18,540)           (4,443)
      Leases paid by EPCO                                                      5,270             5,278
      Minority interest                                                        1,175               302
      Loss on sale of assets                                                   2,303               124
      Net effect of changes in operating accounts                             54,062          (26,417)
                                                                  -------------------------------------
Operating activities cash flows                                              177,624            14,243
                                                                  -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                        (154,246)           (2,513)
Proceeds from sale of assets                                                      52                 7
Collection of notes receivable from unconsolidated affiliates                  6,519             7,369
Unconsolidated affiliates:
      Investments in and advances to                                          (3,040)          (40,432)
      Distributions received                                                  14,268             3,991
                                                                  -------------------------------------
Investing activities cash flows                                             (136,447)          (31,578)
                                                                  -------------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                    464,000            85,000
Long-term debt repayments                                                   (355,000)          (30,000)
Cash dividends paid to partners                                              (67,639)          (52,718)
Cash dividends paid to minority interest by Operating Partnership               (690)             (538)
Units acquired by consolidated trust                                               -            (4,607)
Cash contributions from EPCO to minority interest                                 57                54
                                                                  -------------------------------------
Financing activities cash flows                                               40,728            (2,809)
                                                                  -------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       81,905           (20,144)
CASH AND CASH EQUIVALENTS, JANUARY 1                                           5,230            24,103
                                                                  -------------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30                                        $   87,135         $   3,959
                                                                  =====================================

            See Notes to Unaudited Consolidated Financial Statements

                        ENTERPRISE PRODUCTS PARTNERS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   GENERAL

In the opinion of Enterprise Products Partners L.P. (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 2000, consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999 and consolidated cash flows for the six month periods ended June 30, 2000 and 1999. Although the Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K (File No. 1-14323) for the year ended December 31, 1999.

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of the current period financial statements.

Dollar amounts presented in the tabulations within the notes to the consolidated financial statements are stated in thousands of dollars, unless otherwise indicated.


2.   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

At June 30, 2000, the Company's significant unconsolidated affiliates accounted for by the equity method included the following:

Belvieu Environmental Fuels ("BEF") - a 33.33% economic interest in a Methyl Tertiary Butyl Ether ("MTBE") production facility located in southeast Texas.

Baton Rouge Fractionators LLC ("BRF") - an approximate 32.25% economic interest in a natural gas liquid ("NGL") fractionation facility located in southeastern Louisiana.

Baton Rouge Propylene Concentrator, LLC ("BRPC") - a 30.0% economic interest in a propylene concentration unit located in southeastern Louisiana that became operational in July 2000.

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

During the third quarter of 1999, the Company acquired the remaining interest in Mont Belvieu Associates, 51%, ("MBA") and Entell NGL Services, LLC, 50%, ("Entell"). Accordingly, after the acquisition of the remaining interests, MBA terminated and Entell became a wholly owned subsidiary of the Company and is included as a consolidated entity from that point forward.

The following table shows investments in and advances to unconsolidated affiliates at:



                                                JUNE 30,        DECEMBER 31,
                                                  2000              1999
                                           -------------------------------------
Accounted for on equity basis:
    BEF                                           $   67,665         $   63,004
    Promix                                            50,991             50,496
    BRF                                               30,767             36,789
    Tri-States                                        27,808             28,887
    EPIK                                              16,869             15,258
    Belle Rose                                        11,926             12,064
    BRPC                                              19,707             11,825
    Wilprise                                           9,185              9,283
Accounted for on cost basis:
    VESCO                                             33,000             33,000
    Dixie                                             20,000             20,000
                                           -------------------------------------
Total                                             $  287,918         $  280,606
                                           =====================================


The following table shows equity in income (loss) of unconsolidated affiliates for the three and six month periods ended June 30, 2000 and 1999:

                For Three Months Ended              For Six Months Ended
                       June 30,                           June 30,
             -----------------------------   -------------------------------
                    2000            1999             2000             1999
             -----------------------------   -------------------------------
BEF             $   8,307       $   1,936       $   10,812        $   2,237
MBA                     -             424                -            1,184
BRF                   208            (143)             737             (286)
BRPC                  (29)              -              (19)               -
EPIK                  178            (220)           1,970              177
Wilprise               74               -              162                -
Tri-States            843               -            1,521                -
Promix              1,546               -            3,208                -
Belle Rose            (30)              -              149                -
Other                   -             883                -            1,131
             -----------------------------  --------------------------------
Total           $  11,097       $   2,880       $   18,540        $   4,443
             =============================  ================================

BEF

BEF is a partnership that owns the MTBE production facility located within the Company's Mont Belvieu complex. The production of MTBE is driven by oxygenated fuels programs enacted under the federal Clean Air Act Amendments of 1990 and other legislation. Any changes to these programs that enable localities to elect not to participate in these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

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

In addition to the Special Units, Shell may be granted 6.0 million non-distribution bearing, convertible Contingency Units provided that certain performance criteria are met in calendar years 2000 and 2001 (see Note 5). Under terms of the agreement with Shell, the Company will issue 3.0 million Contingency Units in 2000 and an additional 3.0 million Contingency Units in 2001 provided the performance tests are successfully completed. On June 28, 2000, Shell met the performance criteria outlined for calendar year 2000 and in accordance with an agreement with Shell, the Company issued the 3.0 million Contingency Units (deemed "Special Units" once they are issued) on August 1, 2000.

The value of these new Special Units is currently estimated at $55.2 million using present value techniques. In August 2000, the purchase price and the value of the natural gas processing agreement will be increased by the estimated $55.2 million value of the Units. If the remainder of the Contingency Units are issued in 2001 (or at such later date as agreed to by the parties), the purchase price and value of the natural gas processing agreement will be adjusted accordingly.

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

PRO FORMA EFFECT OF ACQUISITIONS

The following table presents unaudited pro forma information for the three and six month periods ended June 30, 1999 as if the acquisition of TNGL from Shell and the Mont Belvieu NGL fractionation facility from Kinder Morgan and EPCO had been made as of January 1, 1999:


                                                    Three                Six
                                                    Months              Months
                                                    Ended               Ended
                                                --------------------------------
                                                          June 30, 1999
                                                --------------------------------
Revenues                                           $  343,990        $  644,500
                                                ================================
Net income                                         $   26,831        $   40,112
                                                ================================
Allocation of net income to
      Limited partners                             $   26,562        $   39,711
                                                ================================
      General Partner                              $      268        $      401
                                                ================================
Units used in earning per Unit calculations
      Basic                                            66,725            66,725
                                                ================================
      Diluted                                          81,225            81,225
                                                ================================
Income per Unit before minority interest
      Basic                                        $     0.40        $     0.60
                                                ================================
      Diluted                                      $     0.33        $     0.49
                                                ================================
Net income per Unit
      Basic                                        $     0.40        $     0.60
                                                ================================
      Diluted                                      $     0.33        $     0.49
                                                ================================

Diluted earnings per Unit do not include the pro rata effect of the 3.0 million Contingency Units issued on August 1, 2000.


4.   LONG-TERM DEBT

GENERAL. Long-term debt at June 30, 2000 was comprised of $350 million in 5-year public Senior Notes (the "$350 Million Senior Notes") issued by Enterprise Products Operating L.P. (the "Operating Partnership") and a 10-year $54 million loan agreement with the Mississippi Business Finance Corporation ("MBFC" and the "$54 Million MBFC Loan"). The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

The following table summarizes long-term debt at:

                                                    JUNE 30,        DECEMBER 31,
                                                     2000              1999
                                              ----------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                              $   129,000
     $350 Million Bank Credit Facility                                  166,000
     $350 Million Senior Notes                    $   350,000
     $54  Million MBFC Loan                            54,000
                                              ----------------------------------
              Total                                   404,000           295,000
Less current maturities of long-term debt                   -           129,000
                                              ----------------------------------
               Long-term debt                     $   404,000       $   166,000
                                              ==================================


At June 30, 2000, the Operating Partnership had a total of $40 million of standby letters of credit available of which approximately $13.3 million were outstanding under letter of credit agreements with the banks.

$200 MILLION BANK CREDIT FACILITY. In July 1998, the Operating Partnership entered into a $200 million bank credit facility that included a $50 million working capital facility and a $150 million revolving term loan facility. On March 15, 2000, the Operating Partnership used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire this credit facility in accordance with its agreement with the banks.

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

This facility is scheduled to expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Operating Partnership used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the $54 Million MBFC Loan to payoff the outstanding balance on this credit facility. No amount was outstanding on this credit facility at June 30, 2000.

The credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of Units if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Operating Partnership to, among other things, (i) incur certain additional indebtedness,
(ii) grant certain  liens,  (iii) sell assets in excess of certain  limitations,
(iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation, or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250.0 million,
(ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Operating Partnership was in compliance with the restrictive covenants at June 30, 2000.

$350  MILLION  SENIOR  NOTES.  On March  13,  2000,  the  Operating  Partnership
completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 at a price to the public of 99.948% per Senior Note. The Operating Partnership received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and $179 million of the $226 million outstanding principal balance on the $350 Million Bank Credit Facility.

The $350 Million Senior Notes are subject to a make-whole redemption right by the Operating Partnership. The notes are an unsecured obligation of the Operating Partnership and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The notes are guaranteed by the Company through an unsecured and unsubordinated guarantee and were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Operating Partnership, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions. The Company and Operating Partnership were in compliance with the restrictive covenants at June 30, 2000.

Settlement was completed on March 15, 2000. The issuance of the $350 Million Senior Notes was a takedown under the Company's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement have been reduced to $450 million.

$54 MILLION MBFC LOAN. On March 27, 2000, the Operating Partnership executed a $54 million loan agreement with the MBFC which was funded with proceeds from the sale of Taxable Industrial Revenue Bonds ("Bonds") by the MBFC. The Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed rate interest coupon of 8.70%. The Operating Partnership received proceeds from the sale of the Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Bonds were used to reimburse the Operating Partnership for costs incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

The Bonds were issued at par and are subject to a make-whole redemption right by the Operating Partnership. The Bonds are guaranteed by the Company through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with the restrictive covenants at June 30, 2000.


5.  CAPITAL STRUCTURE AND EARNINGS PER UNIT

SECOND AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF THE COMPANY. The Second Amended and Restated Agreement of Limited Partnership of the Company (the "Partnership Agreement") sets forth the calculation to be used to determine the amount and priority of cash distributions that the Common Unitholders, Subordinated Unitholders and the General Partner will receive. The Partnership Agreement also contains provisions for the allocation of net earnings and losses to the Unitholders and the General Partner. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are done only, however, after giving effect to priority earnings allocations in an amount equal to incentive cash distributions allocated 100% to the General Partner. As an incentive, the General Partner's percentage interest in quarterly distributions is increased after certain specified target levels are met. When quarterly distributions exceed $0.506 per Unit, the General Partner receives a percentage of the excess between the actual distribution rate and the target level ranging from approximately 15% to 50% depending on the target level achieved.

The Partnership Agreement generally authorizes the Company to issue an unlimited number of additional limited partner interests and other equity securities of the Company for such consideration and on such terms and conditions as shall be established by the General Partner in its sole discretion without the approval of the Unitholders. During the Subordination Period, however, the Company is limited with regards to the number of equity securities that it may issue that rank senior to Common Units (except for Common Units upon conversion of Subordinated Units, pursuant to employee benefit plans, upon conversion of the general partner interest as a result of the withdrawal of the General Partner or in connection with acquisitions or capital improvements that are accretive on a per Unit basis) or an equivalent number of securities ranking on a parity with the Common Units, without the approval of the holders of at least a Unit Majority. A Unit Majority is defined as at least a majority of the outstanding Common Units (during the Subordination Period), excluding Common Units held by the General Partner and its affiliates, and at least a majority of the outstanding Common Units (after the Subordination Period).

In April 2000, the Company mailed a Proxy Statement to its public Unitholders asking them to consider and vote for a proposal to amend the Partnership Agreement to increase the number of additional Common Units that may be issued during the Subordination Period without the approval of a Unit Majority from 22,775,000 Common Units to 47,775,000 Common Units. The primary purpose of the requested increase was to improve the future financial flexibility of the Company since 20,500,000 Common Units of the 22,775,000 Common Units available to the partnership during the Subordination Period were reserved for issuance in connection with the TNGL acquisition. At a special meeting of the Unitholders and General Partner held on June 9, 2000, this proposal was approved by 90.7% of the public Unitholders. The amendment increases the number of Common Units available (and unreserved) to the Company for general partnership purposes during the Subordination Period from 2,275,000 to 27,275,000.

SUBORDINATED UNITS. The Subordinated Units have no voting rights until converted into Common Units at the end of the Subordination Period (as defined below). The Subordination Period for the Subordinated Units will generally extend until the first day of any quarter beginning after June 30, 2003 when the Conversion Test has been satisfied. Generally, the Conversion Test will have been satisfied when the Company has paid from Operating Surplus and generated from Adjusted Operating Surplus the minimum quarterly distribution on all Units for each of the three preceding four-quarter periods. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

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

SPECIAL UNITS. The 14.5 million Special Units issued do not accrue distributions and are not entitled to cash distributions until their conversion into Common Units, which occurs automatically with respect to 1.0 million Units on August 1, 2000, 5.0 million Units on August 1, 2001 and 8.5 million Units on August 1, 2002.

On June 28, 2000, Shell met certain year 2000 performance criteria for the issuance of 3.0 million non-distribution bearing, convertible Contingency Units (hereafter referred to as Special Units once they are issued). Per an agreement with Shell, the Company issued these Special Units on August 1, 2000. Shell has the opportunity to earn an additional 3.0 million non-distribution bearing, convertible Contingency Units based on certain performance criteria for calendar year 2001. Specifically, Shell will earn another 3.0 million convertible
Contingency Units if at any point during calendar year 2001 (or extensions thereto due to force majeure events) gas production by Shell from its offshore Gulf of Mexico producing properties and leases is 900 million cubic feet per day for 180 not-necessarily-consecutive days or 350 billion cubic feet on a cumulative basis. If the year 2001 performance test is not met but Shell's offshore Gulf of Mexico gas production reaches 725 billion cubic feet on a cumulative basis in calendar years 2000 and 2001 (or extensions thereto due to force majeure events), Shell would still earn an additional 3.0 million non-distribution bearing, convertible Contingency Units. If all of the Contingency Units are earned, 1.0 million Contingency Units would convert into Common Units on August 1, 2002 and 5.0 million Contingency Units would convert into Common Units on August 1, 2003. The Contingency Units do not accrue distributions and are not entitled to cash distributions until conversion into Common Units.

Under the rules of the New York Stock Exchange, conversion of the Special Units into Common Units requires approval of the Company's Unitholders. EPC Partners II, Inc. ("EPC II"), which owns in excess of 81% of the outstanding Common Units, has voted its Units in favor of conversion, which will provide the necessary votes for approval.

UNITS ACQUIRED BY TRUST. During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan. At June 30, 2000, the Trust had purchased a total of 267,200 Common Units (the "Trust Units") which are accounted for in a manner similar to treasury stock under the cost method of accounting. The Trust Units are considered outstanding and will receive distributions; however, they are excluded from the calculation of net income per Unit.

On May 12, 2000, the Company filed a Registration Statement with the Securities and Exchange Commission for the transfer of up to (i) 1,000,000 Common Units to fund a long-term incentive plan established by the General Partner and (ii) 1,000,000 Common Units to fund a long-term incentive plan established by Enterprise Products Company.

EARNINGS PER UNIT. The Company has no dilutive securities that would require adjustment to net income for the computation of diluted earnings per Unit. The following is a reconciliation of the number of units used in the computation of basic and diluted earnings per Unit for all periods presented.


                                                       For Three Months Ended                For Six Months Ended
                                                             At June 30,                          At June 30,
                                                        2000             1999                2000             1999
                                                  ----------------------------------   ----------------------------------
Weighted average number of Common
     and Subordinated Units outstanding                 66,696           66,696              66,696           66,725
Weighted average number of Special
     Units to be converted to Common Units              14,500                               14,500
                                                  ----------------------------------   ----------------------------------
Units used to compute diluted
     earnings per Unit                                  81,196           66,696              81,196           66,725
                                                  ==================================   ==================================

The Contingency Units (described above) to be issued upon achieving certain performance criteria have been excluded from diluted earnings per Unit because such tests have either not been met at June 30, 2000 or have not been issued per agreement with Shell.


6.  DISTRIBUTIONS

The Company intends, to the extent there is sufficient available cash from Operating Surplus, as defined by the Partnership Agreement, to distribute to each holder of Common Units at least a minimum quarterly distribution of $0.45 per Common Unit. The minimum quarterly distribution is not guaranteed and is subject to adjustment as set forth in the Partnership Agreement. With respect to each quarter during the subordination period, which will generally not end before June 30, 2003, the Common Unitholders will generally have the right to receive the minimum quarterly distribution, plus any arrearages thereon, and the General Partner will have the right to receive the related distribution on its interest before any distributions of available cash from Operating Surplus are made to the Subordinated Unitholders. As an incentive, the General Partner's interest in quarterly distributions is increased after certain specified target levels are met (see Note 5 discussion regarding incentive distributions under the section titled Second Amended and Restated Agreement of Limited Partnership of the Company.) The Company made its first incentive cash distribution to the General Partner on August 10, 2000 in the amount of $0.2 million.

On January 17, 2000, the Company declared an increase in its quarterly cash distribution to $0.50 per Unit. This amount was raised to $0.525 per Unit on July 17, 2000.

The following is a summary of cash distributions to partnership interests since the first quarter of 1999:

                                              CASH DISTRIBUTIONS
                   --------------------------------------------------------------------------
                       PER COMMON     PER SUBORDINATED        RECORD            PAYMENT
                          UNIT              UNIT               DATE              DATE
                   --------------------------------------------------------------------------
1999
----
    First Quarter        $ 0.450          $ 0.450         January 29, 1999    February 11, 1999
    Second Quarter       $ 0.450          $ 0.070         April 30, 1999      May 12, 1999
    Third Quarter        $ 0.450          $ 0.370         July 30, 1999       August 11, 1999
    Fourth Quarter       $ 0.450          $ 0.450         October 29, 1999    November 10, 1999
2000
----
    First Quarter        $ 0.500          $ 0.500         January 31, 2000    February 10, 2000
    Second Quarter       $ 0.500          $ 0.500         April 28, 2000      May 10, 2000
    Third Quarter        $ 0.525          $ 0.525         July 31, 2000       August 10, 2000
      (through August 11, 2000)

7.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                        SIX MONTHS ENDED
                                                            MARCH 31,
                                                --------------------------------
                                                     2000              1999
                                                --------------------------------
(Increase) decrease in:
      Accounts receivable                        $   66,374      $    (6,574)
      Inventories                                  (105,161)         (37,952)
      Prepaid and other current assets                2,610              970
      Other assets                                   (4,287)               -
Increase (decrease) in:
      Accounts payable                              (64,563)            (164)
      Accrued gas payable                           163,185           22,864
      Accrued expenses                              (11,698)          (1,949)
      Other current liabilities                       5,904           (3,612)
      Other liabilities                               1,698                -
                                                --------------------------------
Net effect of changes in operating accounts      $   54,062      $   (26,417)
                                                ================================


Capital expenditures for the first six months of 2000 were $154.2 million compared to $2.5 million for the same period in 1999. Capital expenditures in 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline and related assets, $39.2 million in construction costs for the Lou-Tex NGL Pipeline and $4.4 million in construction costs for the Neptune gas processing facility.

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


8.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB

Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes various sections of SFAS No. 133. Management is currently studying SFAS No. 133 and its amendments for their possible impact on the consolidated financial statements when they are adopted in January 2001.


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

INTEREST RATE SWAPS. The Company's interest rate exposure results from variable rate borrowings from commercial banks and fixed rate borrowings pursuant to the $350 Million Senior Notes and the $54 Million MBFC Loan. The company manages its exposure to changes in interest rates in its consolidated debt portfolio by utilizing interest rate swaps. An interest rate swap, in general, requires one party to pay a fixed rate on the notional amount while the other party pays a floating rate based on the notional amount.

In March 2000, after the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Operating Partnership's consolidated debt were fixed rate obligations. To maintain a balance between variable rate and fixed rate exposure, the Operating Partnership entered into interest rate swap agreements with a notional amount of $154 million by which the Operating Partnership receives payments based on a fixed rate and pays an amount based on a floating rate. The Operating Partnership's consolidated debt portfolio interest rate exposure was 62 percent fixed and 38 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Operating Partnership monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $3.2 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 2000:


INTEREST RATE SWAP PORTFOLIO AT JUNE 30, 2000 (1) :
(Dollars in millions)
                                                 Early             Fixed /
  Notional                                    Termination         Floating
   Amount            Period Covered             Date (2)          Rate (3)
--------------------------------------------------------------------------------

      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9500%
      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9550%
      $ 54.0 March 2000 - March 2010        March 2003         8.70% / 7.2575%

Notes:

(1) All swaps outstanding at June 30, 2000 were entered into for the purpose of managing the Operating Partnership's exposure to fluctuations in market interest rates.
(2) In each case, the counterparty has the option to terminate the interest rate swap on the Early Termination Date.
(3) In each case, the Operating Partnership is the floating-price payor. The floating rate was the rate in effect as of June 30, 2000.

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

Information  by  operating  segment,   together  with   reconciliations  to  the
consolidated totals, is presented in the following table:

                                                                  Operating Segments                         Adjustments
                                           ------------------------------------------------------------------
                                                                                      Octane                   and      Consolidated
                                           Fractionation Pipelines    Processing   Enhancement   Other     Eliminations    Totals
                                           -----------------------------------------------------------------------------------------

Revenues from external customers
   Three months ended June 30, 2000            $103,741     $ 18,048      $478,244     $  8,307    $   751    $(5,081)     $604,010
   Three months ended June 30, 1999              64,453        4,360       120,638        1,936          -    (13,908)      177,479
   Six months ended June 30, 2000               202,566       27,862     1,125,101       10,812      1,266     (9,873)    1,357,734
   Six months ended June 30, 1999               118,149        8,101       223,511        2,237          -    (25,642)      326,356

Intersegment revenues
   Three months ended June 30, 2000              42,537       14,760       139,655            -         95   (197,047)            -
   Three months ended June 30, 1999              25,137        9,279            16            -        108    (34,540)            -
   Six months ended June 30, 2000                82,728       28,025       281,885            -        189   (392,827)            -
   Six months ended June 30, 1999                37,360       17,310            38            -        204    (54,912)            -

Total revenues
   Three months ended June 30, 2000             146,278       32,808       617,899        8,307        846   (202,128)      604,010
   Three months ended June 30, 1999              89,590       13,639       120,654        1,936        108    (48,448)      177,479
   Six months ended June 30, 2000               285,294       55,887     1,406,986       10,812      1,455   (402,700)    1,357,734
   Six months ended June 30, 1999               155,509       25,411       223,549        2,237        204    (80,554)      326,356

Gross operating margin by segment
   Three months ended June 30, 2000              29,591       14,192        18,486        8,307        872          -        71,448
   Three months ended June 30, 1999              26,491        4,350        (1,524)       1,936        277          -        31,530
   Six months ended June 30, 2000                63,922       28,827        58,040       10,812      1,426          -       163,027
   Six months ended June 30, 1999                42,813        8,851          (433        2,237        481          -        53,949

Segment assets
   At June 30, 2000                             360,410      357,107       125,642            -        111     60,562       903,832
   At December 31, 1999                         362,198      249,453       122,495            -         13     32,810       767,069

Investments in and advances
   to unconsolidated affiliates
   At June 30, 2000                             101,465       85,788        33,000       67,665          -          -       287,918
   At December 31, 1999                          99,110       85,492        33,000       63,004          -          -       280,606

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                           For Three Months Ended           For Six Months Ended
                                                                  June 30,                        June 30,
                                                        -----------------------------   -----------------------------
                                                               2000           1999             2000           1999
                                                        -----------------------------   -----------------------------
Total segment gross operating margin                         $ 71,448       $ 31,530         $163,027       $ 53,949
     Depreciation and amortization                             (8,754)        (4,668)         (16,878)        (9,356)
     Retained lease expense, net                               (2,687)        (2,666)          (5,324)        (5,332)
     Loss on sale of assets                                    (2,303)          (127)          (2,303)          (124)
     Selling, general and administrative                       (7,658)        (3,000)         (13,042)        (6,000)
                                                        -----------------------------   -----------------------------
Consolidated operating income                                  50,046         21,069          125,480         33,137
     Interest expense                                          (8,070)        (2,129)         (15,844)        (4,392)
     Interest income from unconsolidated affiliates               126            292              270            689
     Dividend income from unconsolidated affiliates             2,761              -            3,995              -
     Interest income - other                                    1,225            148            2,706            432
     Other, net                                                   (62)           (30)            (425)            45
                                                        -----------------------------   -----------------------------
Consolidated income before minority interest                 $ 46,026       $ 19,350         $116,182       $ 29,911
                                                        =============================   =============================

11.      SUBSEQUENT EVENTS

On July 27, 2000, the Company announced that the Board of Directors of the General Partner had authorized the Company to purchase up to 1.0 million of the outstanding Common Units over the next two years. The Units may be purchased from time to time in the open market or in privately negotiated transactions as conditions warrant. The timing of any such purchases will be based on the Unit price and other market factors.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

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

         Due to higher crude oil prices in the first six months of 2000 versus the same period in 1999, the demand for NGLs in petrochemical manufacturing was strong. The increased use of NGLs in petrochemical manufacturing resulted in the increasing of both production and pricing of NGLs. In the NGL industry, revenues and cost of goods sold can fluctuate significantly up or down based on current NGL prices. However, operating margins will generally remain constant except for the effect of inventory price adjustments or increased operating expenses.

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

         The Company's gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income for the three and six month periods ended June 30, 2000 and 1999 were as follows:

                                                       For Three Months Ended          For Six Months Ended
                                                              June 30,                       June 30,
                                                    -----------------------------  -----------------------------
                                                            2000           1999             2000          1999
                                                    -----------------------------  -----------------------------
Gross Operating Margin by segment:
     Fractionation                                       $ 29,591       $ 26,491         $ 63,922      $ 42,813
     Pipeline                                              14,192          4,350           28,827         8,851
     Processing                                            18,486         (1,524)          58,040          (433)
     Octane enhancement                                     8,307          1,936           10,812         2,237
     Other                                                    872            277            1,426           481
                                                    -----------------------------  -----------------------------
Gross Operating margin total                               71,448         31,530          163,027        53,949
     Depreciation and amortization                          8,754          4,668           16,878         9,356
     Retained lease expense, net                            2,687          2,666            5,324         5,332
     Loss (gain) on sale of assets                          2,303            127            2,303           124
     Selling, general and administrative expenses           7,658          3,000           13,042         6,000
                                                    -----------------------------  -----------------------------
Consolidated operating income                            $ 50,046       $ 21,069         $125,480      $ 33,137
                                                    =============================  =============================


         The Company's significant plant production and other volumetric data (in thousands of barrels per day on an equity basis) for the three and six month periods ended June 30, 2000 and 1999 were as follows:

                                     For Three Months Ended          For Six Months Ended
                                             June 30,                       June 30,
                                   -----------------------------  -----------------------------
                                       2000           1999             2000          1999
                                   -----------------------------  -----------------------------
Plant production data:
        NGL Production                  71            N/A               71           N/A
         NGL Fractionation             215             61              215            58
        Isomerization                   81             74               74            71
        Propylene Fractionation         30             31               30            27
        MTBE                             5              5                4             4
        Major Pipelines                331            186              338           173


         1999 Acquisitions

         The Company completed two significant acquisitions during the third quarter of 1999. Effective August 1, 1999, the Company acquired Tejas Natural Gas Liquids, LLC ("TNGL") from Tejas Energy, LLC, now Coral Energy, LLC, an affiliate of Shell Oil Company ("Shell", including subsidiaries and affiliates), in exchange for 14.5 million non-distribution bearing, convertible special partnership Units of the Company and $166 million in cash. The Company also agreed to issue up to 6.0 million additional non-distribution bearing special partnership Units to Shell in the future if the volumes of natural gas that the Company processes for Shell reach agreed upon levels in 2000 and 2001. The first
3.0 million of these additional special partnership Units were issued on August 1, 2000.

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

         The results of operations for the three and six month periods ended June 30, 1999 do not include the impact of the assets acquired from TNGL and MBA. See the section below labeled "Pro Forma impact of Acquisitions" for selected financial data reflecting these transactions as if they had occurred on January 1, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased by 240.3% to $604.0 million in 2000 compared to $177.5 million in 1999. The Company's costs and expenses increased by 256.1% to $546.3 million in 2000 versus $153.4 million in 1999. Operating income before selling, general and administrative expenses ("SG&A") increased to $57.7 million in 2000 from $24.1 million in 1999. The principal factors behind the $33.6 million increase in operating income before SG&A were the additional earnings associated with the assets acquired in the TNGL acquisition and the overall improvement in NGL product prices in 2000 over 1999.

         Fractionation. The Company's gross operating margin for the Fractionation segment increased to $29.6 million in 2000 from $26.5 million in 1999 due to higher overall volumes and NGL pricing plus the addition of margins from the assets acquired from TNGL. NGL Fractionation gross operating margin increased to $12.6 million in 2000 from $1.2 million in 1999 primarily the result of substantially higher volumes. Net NGL fractionation volumes were 215 thousand barrels per day ("MBPD") in 2000 compared to 61 MBPD in 1999. The increase is attributable to the four NGL fractionators acquired in August 1999 as a result of the TNGL acquisition and the completion of the BRF NGL fractionation facility in July 1999. Of the $11.4 million increase in NGL fractionation gross margin, $10.8 million is derived from the NGL fractionators acquired in the TNGL acquisition (including equity earnings of $1.5 million from Promix) with $0.4 million arising from higher equity earnings from BRF. The Mont Belvieu NGL fractionation facility contributed the remaining $0.2 million rise in earnings. Margins from the Mont Belvieu facility increased due to higher volumes and the additional ownership interest acquired in July 1999 as a result of the MBA acquisition.

         Gross operating margin from the isomerization business decreased to $11.4 million in 2000 from $17.2 million in 1999. The decrease in isomerization margins is primarily due to expenses associated with the restart of one of the Mont Belvieu isomerization units in May 2000 and higher operating expenses stemming from an increase in fuel costs. Isomerization production rates increased to 81 MBPD in 2000 compared to 74 MBPD in 1999 as a result of the restart of the isomerization unit. The Company's gross operating margin on its propylene fractionation facilities decreased to $5.4 million in 2000 versus $7.0 million in 1999. The decrease stems from the impact of propylene storage well charges and higher fuel costs. Propylene production decreased to 30 MBPD in 2000 from 31 MBPD in 1999.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $14.2 million in the second quarter of 2000 compared to $4.4 million during the same period in 1999. The Louisiana Pipeline Distribution System gross margin for 2000 was $6.7 million versus $1.4 million in 1999 primarily due to a 135% increase in throughput volumes stemming from pipeline assets acquired in the TNGL acquisition. The gross operating margin of the Houston Ship Channel Distribution system increased to $2.9 million in 2000 from $2.1 million in 1999 on the strength of increased export volumes at the EPIK loading facility. Earnings from the newly acquired Lou-Tex Propylene Pipeline were $2.3 million.

         Equity earnings from unconsolidated affiliates in the Pipeline segment increased from a loss of $0.2 million in 1999 to a $1.1 million profit in 2000. A portion of the improvement in equity earnings is attributable to EPIK which posted an increase of $0.4 million from a $0.2 million loss in 1999 to a $0.2 million profit in 2000. EPIK's higher earnings are attributable to a 344% increase in export volumes due to the new chiller unit that began operations in the fourth quarter of 1999. The remaining $0.9 million increase stems from the Wilprise, Tri-States and Belle Rose pipeline systems in which an equity interest was acquired by the Company as a result of the TNGL acquisition.

         Processing. The Company's gross operating margin for Processing was $18.5 million in 2000 compared to a loss of $1.5 million in 1999. The increase is attributable to the gas processing operations acquired in the TNGL acquisition. The gas processing operations benefited from a favorable NGL pricing environment and 71 MBPD of equity NGL production during the quarter.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement increased to $8.3 million in 2000 from $1.9 million in 1999. This segment consists entirely of the Company's equity earnings and 33.33% investment in BEF, a joint venture facility that currently produces MTBE. The earnings improvement stems from higher MTBE prices and lower debt service costs. BEF made its final note payment on May 31, 2000 and now owns a debt-free facility. MTBE production, on an equity basis, was steady at 5 MBPD during both the 2000 and 1999 periods.

         Other. The Company's gross operating margin for the Other segment was $0.9 million in 2000 compared to $0.3 million in 1999. Beginning in the fourth quarter of 1999, this segment includes fee-based marketing services. The Company acquired its fee-based marketing services business as part of the TNGL acquisition. For the second quarter of 2000, this business earned $0.7 million. Apart from this portion of the segment's operations, the gross margin contribution of the other aspects of this segment were insignificant in both 2000 and 1999.

         Selling, general and administrative expenses. SG&A expenses increased to $7.7 million in the second quarter of 2000 from $3.0 million during the same period in 1999. The higher costs stem from an increase in the administrative services fee charged by EPCO to $1.6 million per month beginning in January 2000 versus the $1.0 million per month charged in the second quarter of 1999. The remainder of the increase is attributable to additional general and administrative expenses related to the TNGL acquisition.

         Interest expense. The Company's interest expense increased to $8.1 million in the second quarter of 2000 from $2.1 million in the second quarter of 1999. The increase is primarily attributable to a rise in average debt levels to $404 million in the second quarter of 2000 from $132 million in the second quarter of 1999. Debt levels have increased over the last year due to acquisitions and capital expenditures. Specifically, $215 million was borrowed to complete the TNGL and MBA acquisitions in the third quarter of 1999 and approximately $60 million was borrowed to fund a portion of the purchase of the Lou-Tex Propylene Pipeline in the first quarter of 2000.

         Dividend income from unconsolidated affiliates. The Company's investment in Dixie and VESCO are recorded using the cost method as prescribed by generally accepted accounting principles. In accordance with these guidelines, the Company records as dividend income the cash distributions from these investments as opposed to recording equity earnings. Both the Dixie and VESCO investments were acquired as part of the TNGL acquisition. For the second quarter of 2000, the Company recorded dividend income totaling $2.8 from VESCO.

         Loss on sale of assets. During the second quarter of 2000, the Company recognized a one-time $2.3 million non-cash charge on the sale of its Longview Terminal to Huntsman Corporation. The Longview Terminal was part of the Pipelines segment and was used to unload polymer grade propylene from NGL tank trucks.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Revenues, Costs and Expenses and Operating Income. The Company's revenues increased by 316.0% to $1,357.7 million in 2000 compared to $326.4 million in 1999. The Company's costs and expenses increased by 324.5% to $1,219.2 million in 2000 versus $287.2 million in 1999. Operating income before SG&A increased to $138.5 million in 2000 from $39.2 million in 1999. The principal factors behind the $99.4 million increase in operating income before SG&A were the additional earnings associated with the assets acquired in the TNGL acquisition and the overall improvement in NGL product prices in 2000 over 1999.

         Fractionation. The Company's gross operating margin for the Fractionation segment increased to $63.9 million in 2000 from $42.8 million in 1999 due to higher overall volumes and NGL pricing plus the addition of margins from the assets acquired from TNGL. NGL Fractionation gross operating margin increased to $29.0 million in 2000 from $2.9 million in 1999 primarily the result of substantially higher volumes. Net NGL fractionation volumes were 215 MBPD in 2000 compared to 58 MBPD in 1999. The increase is attributable to the four NGL fractionators acquired in August 1999 as a result of the TNGL acquisition and the completion of the BRF NGL fractionation facility in July 1999. Of the $26.1 million increase in NGL fractionation gross margin, $24.6 million is derived from the NGL fractionators acquired in the TNGL acquisition (including equity earnings of $3.2 million from Promix) with $1.0 million arising from higher equity earnings from BRF. The Mont Belvieu NGL fractionation facility contributed the remaining $0.5 million rise in earnings. Margins from the Mont Belvieu facility increased due to higher volumes and the additional ownership interest acquired in July 1999 as a result of the MBA acquisition.

         Gross operating margin from the isomerization business decreased to $21.0 million in 2000 from $24.7 million in 1999. The decrease in isomerization margins is primarily due to expenses associated with the restart of one of the Mont Belvieu isomerization units in May 2000 and higher operating expenses stemming from an increase in fuel costs. Isomerization production rates increased to 74 MBPD in 2000 compared to 71 MBPD in 1999. The Company's gross operating margin on its propylene production facilities was $12.7 million in 2000 and 1999. The margin for 2000 includes $0.7 million in propylene storage well charges along with $0.6 million in higher fuel expenses associated with the increased cost of natural gas. Propylene production volumes increased to 30 MBPD in 2000 versus 27 MBPD in 1999.

         Pipeline. The Company's gross operating margin for the Pipeline segment was $28.9 million in 2000 compared to $8.9 million in 1999. The Louisiana Pipeline Distribution System gross margin for 2000 was $14.5 million versus $3.0 million in 1999 primarily due to a 164% increase in throughput volumes stemming from pipeline assets acquired in the TNGL acquisition. The gross operating margin of the Houston Ship Channel Distribution system increased to $5.9 million in 2000 from $4.1 million in 1999 on the strength of increased export volumes at the EPIK loading facility.

         On February 25, 2000, the purchase of the Lou-Tex Propylene Pipeline and related assets from Concha Chemical Pipeline Company, an affiliate of Shell, was completed at a cost of approximately $100 million. The effective date of the transaction was March 1, 2000. The Lou-Tex Propylene Pipeline is a 263-mile, 10" pipeline that transports chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. Also acquired in this transaction was a 27.5-mile 6" ethane pipeline between Sorrento and Norco, Louisiana and a 0.5 million barrel storage cavern at Sorrento, Louisiana. For the four months ended June 30, 2000, the Lou-Tex Propylene Pipeline gross operating margin was $3.1 million on volumes of 21 MBPD. Due to customer demand, a project is currently underway and should be completed in the third quarter of 2000 to increase the capacity of this pipeline to 50,000 BPD .

         Equity earnings from unconsolidated affiliates in the Pipeline segment increased from $0.2 million in 1999 to $3.8 million in 2000. The greatest improvement in equity earnings was from EPIK which posted a $1.8 million increase to $2.0 million in 2000 from $0.2 million in 1999. EPIK's higher earnings are attributable to a 211% increase in export volumes due to the new chiller unit that began operations in the fourth quarter of 1999. The Company recorded a combined $1.8 million in equity income from the Wilprise, Tri-States, and Belle Rose Systems. Individually, equity earnings from Wilprise, Tri-States, and Belle Rose were $0.2 million, $1.5 million and $0.1 million, respectively.

         Processing. The Company's gross operating margin for Processing was $58.0 million in 2000 compared to a loss of $0.4 million in 1999. The increase is attributable to the gas processing operations acquired in the TNGL acquisition. The gas processing operations benefited from a favorable NGL pricing environment and 71 MBPD of equity NGL production during the first six months of 2000.

         Octane Enhancement. The Company's gross operating margin for Octane Enhancement increased to $10.8 million in 2000 from $2.2 million in 1999. This segment consists entirely of the Company's equity earnings and 33.33% investment in BEF, a joint venture facility that currently produces MTBE. The 1999 results included the impact of a $4.5 million non-cash write-off of the unamortized balance of deferred start-up costs. The Company's share of this non-cash charge was $1.5 million. The 2000 results reflect the impact of higher than normal MTBE market prices during the second quarter and lower debt service costs. BEF made its final note payment in May 2000 and now owns the MTBE facility debt-free. MTBE production, on an equity basis, was 4 MBPD in 2000 and 1999.

         Other. The Company's gross operating margin for the Other segment was $1.4 million in 2000 compared to $0.5 million in 1999. Beginning in the fourth quarter of 1999, this segment includes fee-based marketing services. The Company acquired its fee-based marketing services business as part of the TNGL acquisition. For the first six months of 2000, this business earned $1.2 million. Apart from this portion of the segment's operations, the gross margin contribution of the other aspects of this segment were insignificant in both 2000 and 1999.

         Selling, general and administrative expenses. SG&A expenses increased to $13.0 million in the first six months of 2000 from $6.0 million during the same period in 1999. The primary reason for the higher costs was an increase in the administrative services fee charged by EPCO to $1.6 million per month beginning in January 2000 versus the $1.0 million per month charged in the first quarter of 1999. The remainder of the increase is attributable to additional general and administrative costs related to the TNGL acquisition.

         Interest expense. The Company's interest expense increased to $15.8 million in the first six months of 2000 from $4.4 million during the same period for 1999. The increase is primarily attributable to a rise in debt levels to $374 million in 2000 from $128 million in 1999. Debt levels have increased over the last year due to acquisitions and capital expenditures. Specifically, $215 million was borrowed to complete the TNGL and MBA acquisitions in the third quarter of 1999 and $60 million was borrowed to fund a portion of the purchase of the Lou-Tex Propylene Pipeline in the first quarter of 2000.

         Dividend income from unconsolidated affiliates. The Company's investment in Dixie and VESCO are recorded using the cost method as prescribed by generally accepted accounting principles. In accordance with these guidelines, the Company records as dividend income the cash distributions from these investments as opposed to recording equity earnings. Both the Dixie and VESCO investments were acquired as part of the TNGL acquisition. For the first six months of 2000, the Company recorded dividend income totaling $3.4 million from VESCO and $0.6 million from Dixie.

         Loss on sale of assets. During the second quarter of 2000, the Company recognized a one-time $2.3 million non-cash charge on the sale of its Longview Terminal to Huntsman Corporation. The Longview Terminal was part of the Pipelines segment and was used to unload polymer grade propylene from NGL tank trucks.

PRO FORMA IMPACT OF ACQUISITIONS

         As noted above under 1999 Acquisitions, the Company acquired TNGL and MBA in the third quarter of 1999. As a result of these acquisitions, revenues, operating costs and expenses, interest expense, and other amounts shown on the Statements of Consolidated Operations for the three and six months ended June 30, 2000 have increased significantly over the amounts shown for the three and six months ended June 30, 1999. The following table presents certain unaudited pro forma information as if the acquisition of TNGL from Shell and the Mont Belvieu fractionator facility from Kinder Morgan and EPCO had been made as of January 1, 1999:

                                                       Three              Six
                                                       Months            Months
                                                       Ended             Ended
                                                --------------------------------
                                                            June 30, 1999
                                                --------------------------------
Revenues                                           $  343,990        $  644,500
                                                ================================
Net income                                         $   26,831        $   40,112
                                                ================================
Allocation of net income to
      Limited partners                             $   26,562        $   39,710
                                                ================================
      General Partner                              $      268        $      401
                                                ================================
Units used in earning per Unit calculations
      Basic                                            66,725            66,725
                                                ================================
      Diluted                                          81,225            81,225
                                                ================================

Income per Unit before minority interest
      Basic                                        $     0.40        $     0.60
                                                ================================
      Diluted                                      $     0.33        $     0.49
                                                ================================

Net income per Unit
      Basic                                        $     0.40        $     0.60
                                                ================================
      Diluted                                      $     0.33        $     0.49
                                                ================================



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

         Cash flows from operating activities were a $177.6 million inflow for the first six months of 2000 compared to a $14.2 million inflow for the comparable period of 1999. Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, extraordinary items, equity income of unconsolidated affiliates and changes in working capital. Net income increased significantly as a result of improved overall margins and the TNGL acquisition. Depreciation and amortization increased a combined $8.6 million in the first six months of 2000 over comparable 1999 levels as a result of additional capital expenditures and the TNGL and MBA acquisitions in the third quarter of 1999. Amortization expense increased by $2.8 million due to amortization of the intangible asset associated with the Shell Processing Agreement ($1.5 million), the write-off of prepaid loan costs associated with the payoff of the $200 Million Bank Credit Facility in March
2000 ($0.3 million) and the continued amortization of excess costs and other prepaid loan and bond issue costs ($1.0 million). The net effect of changes in operating accounts from year to year is generally the result of timing of NGL sales and purchases near the end of the period.

         Cash outflows used in investing activities were $136.4 million in the first six months of 2000 and $31.6 million for the comparable period of 1999. Cash outflows included capital expenditures of $154.2 million for the first six months of 2000 versus $2.5 million for the same period in 1999. Capital expenditures for the first six months of 2000 included $99.6 million for the purchase of the Lou-Tex Propylene Pipeline and related assets, $39.2 million in construction costs for the Lou-Tex NGL Pipeline, and $4.4 million in construction costs for the Neptune gas processing facility. Included in capital expenditures for the first six months of 2000 are maintenance capital expenditures of $0.5 million versus $0.7 million for the same period in 1999. Investing cash outflows in 2000 include $3.0 million in advances to and investments in unconsolidated affiliates versus $40.4 million for 1999. The $37.4 million decrease stems primarily from the completion of the BRF facility and the Tri-States and Wilprise pipeline systems in 1999. The first six months of 1999 included $27.9 million in investments in and advances to these projects.

         On March 8, 2000, the Company's offer of February 23, 2000 to buy the remaining 88.5% ownership interests in Dixie Pipeline Company ("Dixie") from the other seven owners expired, with no interest being purchased. In July 2000, the Company entered into a letter of intent with a stockholder of Dixie to purchase all or a portion of that stockholder's interest in Dixie (currently 8.38%) for a purchase price of up to $19.4 million. The purchase of this stockholder's interest is subject to a right of first refusal held by the other stockholders of Dixie.

         During the first six months of 2000, the Company received $6.5 million in payments from its participation in the BEF note that was purchased during 1998 with the proceeds from the Company's IPO. BEF made its final note payment in May 2000. With BEF's final payment, the Company's receivable relating to its participation in the BEF note was extinguished.

         Cash flows from financing activities were a $40.7 million inflow in the first six months of 2000 versus a $2.8 million outflow for the same period in 1999. Cash flows from financing activities are primarily affected by repayments of long-term debt, borrowings under the long-term debt agreements and distributions to the partners. The first six months of 2000 include proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan. Also included are the March 2000 payments made to retire the outstanding balances on the $200 Million and $350 Million Bank Credit Facilities using the proceeds of the $350 Million Senior Notes and $54 Million MBFC Loan. For a complete discussion of the $350 Million Senior Notes and $54 Million MBFC Loan, see the sections below entitled "Long-term Debt" and "Senior Notes and MBFC Loan." Cash flows from financing activities for 1999 reflected the purchase of $4.6 million of Common Units by a consolidated trust. The Company used $36.1 million of the $87.1 million in cash and cash equivalents at June 30, 2000 to fund the quarterly cash distribution to Unitholders and the General Partner paid on August 10, 2000.

         On July 27, 2000, the Company announced that the Board of Directors of the General Partner had authorized the Company to purchase up to 1.0 million of the outstanding Common Units over the next two years. The Units may be purchased from time to time in the open market or in privately negotiated transactions as conditions warrant. The timing of any such purchases will be based on the Unit price and other market factors. The Company may use the repurchased Common Units as currency in connection with significant and accretive acquisitions to maintain an appropriate capital structure and increase Unitholder value.

         Future Capital Expenditures. The Company estimates that its share of remaining capital expenditures for 2000 in the projects of its unconsolidated affiliates will be approximately $5.0 million (including $3.2 million for the BRPC propylene fractionator). In addition, the Company forecasts that $95.0 million will be spent during the last six months of 2000 on capital projects that will be recorded as property, plant, and equipment. Of this amount, the most significant projects and their remaining expenditures for 2000 are as follows:

          -    $40.5 million for the Lou-Tex NGL Pipeline;
          - $16.1 million for the Garyville, Louisiana to Norco, Louisiana butane pipelines;
          - $ 9.9 million for the Venice, Louisiana to Grand Isle, Louisiana pipeline; and
          - $ 3.6 million for the Norco fractionator ethane liquefaction facility.

The Company expects to fund these expenditures with operating cash flows, borrowings under its bank credit facility, and offerings of debt and/or equity securities. As of June 30, 2000, the Company had $15.8 million in outstanding purchase commitments attributable to its capital projects. Of this amount, $7.5 million is related to the construction of the Lou-Tex NGL Pipeline and $1.3 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates.

         DISTRIBUTIONS AND DIVIDENDS FROM UNCONSOLIDATED AFFILIATES

         Distributions from unconsolidated affiliates. The Company received $14.3 million in distributions from its equity method investments in the first six months of 2000 compared to $4.0 million for the same period in 1999. Of the $10.3 million increase in distributions, $4.7 million was from EPIK. As noted before, EPIK's earnings increased in the first six months of 2000 due to higher export activity. In addition, the first six months of 2000 included $3.3 million in cash receipts from Promix which was acquired as a result of the TNGL acquisition in August 1999.

         Dividends received from unconsolidated affiliates. The Company received $4.0 million in cash dividend payments from its cost method investments in Dixie and VESCO. Specifically, dividends paid by Dixie and VESCO were $0.6 million and $3.4 million, respectively. Distributions received from these investments are recorded by the Company as "Dividend income from unconsolidated affiliates" in the Statements of Consolidated Operations. Both Dixie and VESCO were acquired in August 1999 as part of the TNGL acquisition.

         LONG-TERM DEBT

         Long-term debt at June 30, 2000 was comprised of $350 million in 5-year public Senior Notes (the "$350 Million Senior Notes") and a 10-year $54 million loan agreement with the Mississippi Business Finance Corporation ("MBFC" and the "$54 Million MBFC Loan"). The issuance of the $350 Million Senior Notes represented a partial takedown of the $800 million universal shelf registration (the "Registration Statement") that was filed with the Securities and Exchange Commission in December 1999. The proceeds from the $350 Million Senior Notes and the $54 Million MBFC Loan were used to extinguish all outstanding balances owed under the $200 Million Bank Credit Facility and the $350 Million Bank Credit Facility.

         The following table summarizes long-term debt at:

                                                  JUNE 30,          DECEMBER 31,
                                                    2000                1999
                                                --------------------------------
Borrowings under:
     $200 Million Bank Credit Facility                              $   129,000
     $350 Million Bank Credit Facility                                  166,000
     $350 Million Senior Notes                  $   350,000
     $54  Million MBFC Loan                          54,000
                                                --------------------------------
              Total                                 404,000             295,000
Less current maturities of long-term debt                 -             129,000
                                                --------------------------------
              Long-term debt                    $   404,000         $   166,000
                                                ================================

         At June 30,  2000,  the  Company  had a total of $40 million of standby
letters  of  credit  available  of  which   approximately   $13.3  million  were
outstanding under letter of credit agreements with the banks.

         Bank Credit Facilities

         $200 Million Bank Credit Facility. In July 1998, the Enterprise Products Operating L.P. (the "Operating Partnership") entered into a $200 Million Bank Credit Facility that included a $50 million working capital facility and a $150 million revolving term loan facility. On March 15, 2000, the Company used $169 million of the proceeds from the issuance of the $350 Million Senior Notes to retire this credit facility in accordance with its agreement with the banks.

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

         This facility is scheduled to expire in July 2001 and all amounts borrowed thereunder shall be due and payable at that time. There must be no amount outstanding under the working capital facility for at least 15 consecutive days during each fiscal year. In March 2000, the Company used $179 million of the proceeds from the issuance of the $350 Million Senior Notes and $47 million from the $54 Million MBFC Loan to payoff the outstanding balance on this credit facility. No amount was outstanding on this credit facility at June 30, 2000.

         The credit agreement relating to this facility contains a prohibition on distributions on, or purchases or redemptions of Units if any event of default is continuing. In addition, the bank credit facility contains various affirmative and negative covenants applicable to the ability of the Company to, among other things, (i) incur certain additional indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) make investments, (v) engage in transactions with affiliates and (vi) enter into a merger, consolidation, or sale of assets. The bank credit facility requires that the Operating Partnership satisfy the following financial covenants at the end of each fiscal quarter: (i) maintain Consolidated Tangible Net Worth (as defined in the bank credit facility) of at least $250.0 million, (ii) maintain a ratio of EBITDA (as defined in the bank credit facility) to Consolidated Interest Expense (as defined in the bank credit facility) for the previous 12-month period of at least 3.5 to 1.0 and (iii) maintain a ratio of Total Indebtedness (as defined in the bank credit facility) to EBITDA of no more than 3.0 to 1.0. The Company was in compliance with the restrictive covenants at June 30, 2000.

         Senior Notes and MBFC Loan

         $350 Million Senior Notes. On March 13, 2000, the Operating Partnership completed a public offering of $350 million in principal amount of 8.25% fixed-rate Senior Notes due March 15, 2005 at a price to the public of 99.948% per Senior Note. In the offering, the Operating Partnership received proceeds, net of underwriting discounts and commissions, of approximately $347.7 million. The proceeds were used to pay the entire $169 million outstanding principal balance on the $200 Million Bank Credit Facility and $179 million of the $226 million outstanding principal balance on the $350 Million Bank Credit Facility.

         The notes are subject to a make-whole redemption right by the Operating Partnership. They are an unsecured obligation of the Operating Partnership and rank equally with its existing and future unsecured and unsubordinated indebtedness and senior to any future subordinated indebtedness. The notes are guaranteed by the Company through an unsecured and unsubordinated guarantee and were issued under an indenture containing certain restrictive covenants. These covenants restrict the ability of the Company and the Operating Partnership, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions. The Company and Operating Partnership were in compliance with these restrictive covenants at June 30, 2000.

         Settlement was completed on March 15, 2000. The offering of the $350 Million Senior Notes was a takedown under the Company's $800 million Registration Statement; therefore, the amount of securities available under the Registration Statement is reduced to $450 million.

         $54 Million MBFC Loan. On March 27, 2000, the Operating Partnership executed a $54 million loan agreement with the MBFC which was funded by the proceeds from the sale of Revenue Bonds by the MBFC. The Revenue Bonds issued by the MBFC are 10-year bonds with a maturity date of March 1, 2010 and bear a fixed rate interest coupon of 8.70 percent. The Operating Partnership received proceeds from the sale of the Revenue Bonds, net of underwriting discounts and commissions, of approximately $53.6 million. The proceeds were used to pay the remaining $47 million outstanding principal balance on the $350 Million Bank Credit Facility and for working capital and other general partnership purposes. In general, the proceeds of the Revenue Bonds were used to reimburse the Operating Partnership for costs it incurred in acquiring and constructing the Pascagoula, Mississippi natural gas processing plant.

         The Revenue Bonds were issued at par and are subject to a make-whole redemption right by the Operating Partnership. The Revenue Bonds are guaranteed by the Company through an unsecured and unsubordinated guarantee. The loan agreement contains certain covenants including maintaining appropriate levels of insurance on the Pascagoula natural gas processing facility and restrictions regarding mergers. The Company was in compliance with these restrictive covenants at June 30, 2000.

         Interest Rate Swaps. The Company's interest rate exposure results from variable rate borrowings from commercial banks and fixed rate borrowings pursuant to the $350 Million Senior Notes and the $54 Million MBFC Loan. The company manages its exposure to changes in interest rates in its consolidated debt portfolio by utilizing interest rate swaps. An interest rate swap, in general, requires one party to pay a fixed rate on the notional amount while the other party pays a floating rate based on the notional amount.

         In March 2000, after the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Operating Partnership's consolidated debt were fixed rate obligations. To maintain a balance between variable rate and fixed rate exposure, the Operating Partnership entered into interest rate swap agreements with a notional amount of $154 million by which the Operating Partnership receives payments based on a fixed rate and pays an amount based on a floating rate. The Operating Partnership's consolidated debt portfolio interest rate exposure was 62 percent fixed and 38 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Operating Partnership monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $3.2 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000. For further information regarding the interest rate swaps, see Note 9 of the unaudited Notes to the Consolidated Financial Statements.

AMENDMENT TO PARTNERSHIP AGREEMENT

         The Partnership Agreement generally authorizes the Company to issue an unlimited number of additional limited partner interests and other equity securities of the Company for such consideration and on such terms and conditions as shall be established by the General Partner in its sole discretion without the approval of the Unitholders. During the Subordination Period, however, the Company is limited with regards to the number of equity securities that it may issue that rank senior to Common Units (except for Common Units upon conversion of Subordinated Units, pursuant to employee benefit plans, upon conversion of the general partner interest as a result of the withdrawal of the General Partner or in connection with acquisitions or capital improvements that are accretive on a per Unit basis) or an equivalent number of securities ranking on a parity with the Common Units, without the approval of the holders of at least a Unit Majority. A Unit Majority is defined as at least a majority of the outstanding Common Units (during the Subordination Period), excluding Common Units held by the General Partner and its affiliates, and at least a majority of the outstanding Common Units (after the Subordination Period).

         In April  2000,  the  Company  mailed a Proxy  Statement  to its public
Unitholders asking them to consider and vote for a proposal to amend the Partnership Agreement to increase the number of additional Common Units that may be issued during the Subordination Period without the approval of a Unit Majority from 22,775,000 Common Units to 47,775,000 Common Units. The primary purpose of the requested increase was to improve the future financial flexibility of the Company since 20,500,000 Common Units of the 22,775,000 Common Units available to the partnership during the Subordination Period were reserved for issuance in connection with the TNGL acquisition. At a special meeting of the Unitholders and General Partner held on June 9, 2000, this proposal was approved by 90.7% of the public Unitholders. The amendment increases the number of Common Units available (and unreserved) to the Company for general partnership purposes during the Subordination Period from 2,275,000 to 27,275,000.

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

ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which effectively delays the application of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends and supercedes various sections of SFAS No. 133. Management is currently studying SFAS No. 133 and its amendments for their possible impact on the consolidated financial statements when they are adopted in January 2001.

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

INTEREST RATE RISK

         Variable rate Debt. At June 30, 2000 and December 31, 1999, the Company had no derivative instruments in place to cover any potential interest rate risk on its variable-rate debt obligations. Variable interest rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise. The Company's long-term debt associated with the $350 Million Bank Credit Facility is at variable interest rates. No amount was outstanding under this facility during the second quarter of 2000.

         If the weighted average base interest rates selected on the variable-rate long-term debt at December 31, 1999 were to have been 10% higher than the weighted average of the actual base interest rates selected, assuming no changes in weighted average variable debt levels, interest expense would have increased by approximately $1.4 million with a corresponding decrease in earnings before minority interest. No calculation has been made on the variable-rate debt for June 30, 2000 since no amount was outstanding under the $350 Million Bank Credit Facility.

         Fixed rate Debt. In March 2000, the Operating Partnership entered into interest rate swaps whereby the fixed rate of interest on a portion of the $350 Million Senior Notes and the $54 Million MBFC Loan was effectively swapped for floating rates tied to the six month London Interbank Offering Rate ("LIBOR"). Interest rate swaps are used to manage the Company's exposure to changes in interest rates and to lower overall costs of financing. An interest rate swap, in general, requires one party to pay a fixed rate on the notional amount while the other party pays a floating rate based on the notional amount.

         After the issuance of the $350 Million Senior Notes and the execution of the $54 Million MBFC Loan, 100% of the Operating Partnership's consolidated debt were fixed rate obligations. To maintain a balance between variable rate and fixed rate exposure, the Operating Partnership entered into interest rate swap agreements with a notional amount of $154 million by which the Operating Partnership receives payments based on a fixed rate and pays an amount based on a floating rate. The Operating Partnership's consolidated debt portfolio interest rate exposure was 62 percent fixed and 38 percent floating, after considering the effect of the interest rate swap agreements. The notional amount does not represent exposure to credit loss. The Operating Partnership monitors its positions and the credit ratings of its counterparties. Management believes the risk of incurring a credit related loss is remote, and that if incurred, such losses would be immaterial.

         The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $3.2 million for the three months ended June 30, 2000 and $3.5 million for the six months ended June 30, 2000. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 2000:

INTEREST RATE SWAP PORTFOLIO AT JUNE 30, 2000 (1) :
(Dollars in millions)
                                                 Early             Fixed /
  Notional                                    Termination         Floating
   Amount            Period Covered             Date (2)          Rate (3)
--------------------------------------------------------------------------------

      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9500%
      $ 50.0 March 2000 - March 2005        March 2001         8.25% / 6.9550%
      $ 54.0 March 2000 - March 2010        March 2003         8.70% / 7.2575%

Notes:

(1) All swaps outstanding at June 30, 2000 were entered into for the purpose of managing the Operating Partnership's exposure to fluctuations in market interest rates.
(2) In each case, the counterparty has the option to terminate the interest rate swap on the Early Termination Date.
(3) In each case, the Operating Partnership is the floating-price payor. The floating rate was the rate in effect as of June 30, 2000.

         If the six month LIBOR rates on the notional amounts of fixed-rate long-term debt at June 30, 2000 were to have been 10% higher than the six month LIBOR rates actually used in the swap agreements, assuming no changes in weighted average fixed-rate debt levels, interest expense for the three and six months ended June 30, 2000 would have increased by approximately $0.3 million with a corresponding decrease in earnings before minority interest.

         Other. At June 30, 2000 and December 31, 1999, the Company had $87.1 million and $5.2 million invested in cash and cash equivalents, respectively. All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

COMMODITY PRICE RISK

         The Company is exposed to commodity price risk through its NGL businesses acquired in the TNGL acquisition. In order to effectively manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other derivative commodity instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument. The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL inventories, commitments and certain anticipated transactions. The table below presents the hypothetical changes in fair values arising from immediate selected potential changes in the quoted market prices of derivative commodity instruments outstanding at December 31, 1999 and June 30, 2000. Gain or loss on these derivative commodity instruments would be offset by a corresponding gain or loss on the hedged commodity positions, which are not included in the table. The fair value of the commodity futures at December 31, 1999 and June 30, 2000 was estimated at $0.5 million payable and $7.7 million receivable, respectively, based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been settled at the balance sheet date. The change in fair value of the commodity futures since December 31, 1999 is primarily due to an increase in volumes hedged, change in composition of commodities hedged and higher natural gas prices. The change in fair value between June 30, 2000 and August 1, 2000 is due to the settlement of the July 2000 contract volumes and changes in natural gas prices.


(MILLIONS OF DOLLARS)                 NO CHANGE             10% INCREASE                   10% DECREASE
                                      ---------             ------------                   ------------

   IMPACT OF CHANGES IN QUOTED          FAIR            FAIR         INCREASE          FAIR          INCREASE
        MARKET PRICES ON:               VALUE          VALUE        (DECREASE)         VALUE        (DECREASE)
------------------------------------------------------------------------------------------------------------------

Commodity futures
       At December 31, 1999             $ (0.5)        $   1.2       $ 1.7             $ (2.2)      $ (1.7)
       At June 30, 2000                 $  7.7         $  12.1       $ 4.4             $  3.2       $ (4.5)
       At August 1, 2000                $  0.7         $   5.6       $ 4.9             $ (4.2)      $ (4.9)


PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The following table shows the Use of Proceeds from the $350 Million Senior Notes offering completed on March 15, 2000. The $350 Million Senior Notes represented a partial takedown of the Company's and the Operating Partnership's $800 million Registration Statement filed with the Securities and Exchange
Commission in December 1999 (File Nos. 333-93239 and 333-93239-01, effective January 14, 2000); therefore, the amount of securities available under the Registration Statement was reduced to $450 million.

         The title of the registered debt securities was "8.25% Senior Notes Due 2005." The underwriters of the offering were Chase Securities, Inc., Lehman Brothers Inc., Banc One Capital Markets, Inc., FleetBoston Robertson Stephens Inc., First Union Securities, Inc., Scotia Capital (USA) Inc. and SG Cowen Securities Corp.. The 5-year Senior Notes have a maturity date of March 15, 2005 and bear a fixed-rate interest coupon of 8.25%.


                                                                            Amounts
                                                                         (in millions)
                                                                         --------------
Proceeds:
   Sale of $350 Million Senior Notes to public at 99.948% per Note          $   350
   Less underwriting discount of 0.600% per Note                                 (2)
                                                                         --------------
       Total Proceeds to Company and Operating Partnership                  $   348
                                                                         ==============

Use of Proceeds:
   Retire balance on $200 Million Bank Credit Facility                      $  (169)
   Partial retirement of balance on $350 Million Bank Credit Facility          (179)
                                                                         --------------
           Total uses of funds                                              $  (348)
                                                                         ==============

         See Note 4 of the Notes to Consolidated Financial Statements for a description of the $350 Million Senior Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In April  2000,  the  Company  mailed a Proxy  Statement  to its public
Unitholders asking them to consider and vote for a proposal to amend the Partnership Agreement to increase the number of additional Common Units that may be issued during the Subordination Period without the approval of a Unit Majority from 22,775,000 Common Units to 47,775,000 Common Units. The primary purpose of the requested increase was to improve the future financial flexibility of the Company since 20,500,000 Common Units of the 22,775,000 Common Units available to the partnership during the Subordination Period were reserved for issuance in connection with the TNGL acquisition. At a special meeting of the public Unitholders held on June 9, 2000 in Houston, Texas, this proposal was approved by 90.7% of the public Unitholders. The amendment increases the number of Common Units available (and unreserved) to the Company for general partnership purposes during the Subordination Period from 2,275,000 to 27,275,000.

         The voting results were as follows:

 Number of votes cast approving the amendment                  9,533,215
 Number of votes cast against the amendment                      381,608
 Number of votes withheld                                        489,637
 Number of abstentions                                           104,406

 Total number of public Unitholders                           10,508,866


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

3.6 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated June 9, 2000.

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

27.1     Financial Data Schedule

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith


         (B) REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the quarter.

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


                                            ENTERPRISE PRODUCTS PARTNERS L.P.
                                            (A Delaware Limited Partnership)

                                            By:   Enterprise Products GP, LLC
                                                  as General Partner


                                                  /s/ Michael J. Knesek
                                                  ------------------------------
Date:   August 11, 2000                           Vice President, Controller and
                                                  Principal Accounting Officer

                                                                     EXHIBIT 3.6
                                                                     -----------

                                 AMENDMENT NO. 1
                                       TO
                           SECOND AMENDED AND RESTATED
                        AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                        ENTERPRISE PRODUCTS PARTNERS L.P.

     This Amendment No. 1, dated as of June 9, 2000 (this "Amendment"), to the Second Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated as of September 17, 1999 (the "Partnership Agreement"), is entered into by and among Enterprise Products GP, LLC, a Delaware limited liability company, as the General Partner, and the Limited Partners as provided herein. Each capitalized term used but not otherwise defined herein shall have the meaning assigned to such term in the Partnership Agreement.

                              W I T N E S S E T H:

     WHEREAS, the first sentence of Section 5.7(a) of the Partnership Agreement limits the unrestricted number of additional Parity Units that the Partnership may issue during the Subordination Period without prior approval of the holders of a Unit Majority to 22,775,000 Parity Units;

     WHEREAS, the General Partner deems it advisable to increase such number of additional Parity Units to 47,775,000 to give the Partnership more flexibility in connection with acquisitions and capital raising transactions;

     WHEREAS, on March 28, 2000, the Board of Directors of the General Partner approved this Amendment and directed that it be presented to the holders of the Outstanding Common Units excluding any Common Units held by the General Partner and its Affiliates (the "Public Unitholders"), for their approval;

     WHEREAS, in accordance with the provisions of Article XIII of the Partnership Agreement, the General Partner presented the Amendment to the Public Unitholders for their approval at a special meeting held on June 9, 2000 and the approval of the Amendment was received at that meeting by the holders of a Unit Majority, as required by Section 13.2 of the Partnership Agreement;

     NOW, THEREFORE, in consideration of the premises, the parties hereto agree as follows:

     1. The first sentence of Section 5.7(a) of the Partnership Agreement is hereby amended to read in its entirety as follows:

          "During the Subordination Period, the Partnership shall not issue (and shall not issue any options, rights, warrants or appreciation rights relating to) an aggregate of more than 47,775,000 additional Parity Units without the prior approval of the holders of a Unit Majority."

     2. As amended hereby, the Partnership Agreement is in all respects ratified, confirmed and approved and shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                    GENERAL PARTNER:

                    ENTERPRISE PRODUCTS GP, LLC


                    By: /s/ O.S. Andras
                        -----------------------
                        O. S. Andras
                        President and Chief Executive Officer


                    LIMITED PARTNERS:

                    All Limited Partners now and hereafter admitted as Limited Partners of the Partnership, pursuant to Powers of Attorney now and hereafter executed in favor of, and granted and delivered to the General Partner.

                    By:  Enterprise Products GP, LLC
                         General Partner, as attorney-in-fact for the Limited Partners pursuant to the Powers of Attorney granted pursuant to Section 2.6.



                    By:  /s/ O.S. Andras
                         ----------------------
                         O. S. Andras
                         President and Chief Executive Officer