Form 10-Q
period 2001-09-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2001-11-13
CIK 1061219

                                                     FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended September 30, 2001

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
                                                  Yes _X_ No ___

The registrant had 51,055,715 Common Units outstanding as of November 13, 2001.

                                Enterprise Products Partners L.P. and Subsidiaries

                                                 TABLE OF CONTENTS

                                                                                                 Page
                                                                                                  No.
                                                                                                 ----
Glossary

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Enterprise Products Partners L.P. Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets, September 30, 2001 and December 31, 2000                   1

         Statements of Consolidated Operations
                  for the three and nine months ended September 30, 2001 and 2000                2

         Statements of Consolidated Cash Flows
                  for the nine months ended September 30, 2001 and 2000                          3

         Statements of Consolidated Partners' Equity and Comprehensive Income
                  for the nine months ended September 30, 2001 and 2000                          4

         Notes to Unaudited Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                                    22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              38

Part II. Other Information

Item 2.  Use of Proceeds                                                                         42

Item 6.  Exhibits and Reports on Form 8-K                                                        42

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
TNGL acquisition               Refers to the acquisition of Tejas Natural Gas Liquids, LLC from Shell effective
                               August 1, 1999

                                             PART 1. FINANCIAL INFORMATION.
                                    Item 1. CONSOLIDATED FINANCIAL STATEMENTS.
                                            Enterprise Products Partners L.P.
                                               Consolidated Balance Sheets
                                              (Dollar amounts in thousands)

                                                                                        September 30,
                                                                                            2001           December 31,
                                       ASSETS                                            (Unaudited)           2000
                                                                                      -------------------------------------
Current Assets
     Cash and cash equivalents  (includes restricted cash of                                $   67,076         $   60,409
       $9,032 at September 30, 2001)
     Accounts receivable - trade, net of allowance for doubtful accounts of
       $17,007 at September 30, 2001 and $10,916 at December 31, 2000                          322,519            409,085
     Accounts receivable - affiliates                                                           16,184              6,533
     Inventories                                                                               152,058             93,222
     Prepaid and other current assets                                                           68,109             12,107
                                                                                      -------------------------------------
               Total current assets                                                            625,946            581,356
Property, Plant and Equipment, Net                                                           1,261,155            975,322
Investments in and Advances to Unconsolidated Affiliates                                       408,290            298,954
Intangible assets, net of accumulated amortization of $10,208 at
     September 30, 2001 and $5,374 at December 31, 2000                                        205,102             92,869
Other Assets                                                                                     9,505              2,867
                                                                                      -------------------------------------
               Total                                                                        $2,509,998         $1,951,368
                                                                                      =====================================

                          LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Accounts payable - trade                                                               $   53,680         $   96,559
     Accounts payable - affiliate                                                               33,135             56,447
     Accrued gas payables                                                                      285,411            377,126
     Accrued expenses                                                                           17,536             21,488
     Other current liabilities                                                                  81,578             34,759
                                                                                      -------------------------------------
               Total current liabilities                                                       471,340            586,379
Long-Term Debt                                                                                 855,443            403,847
Other Long-Term Liabilities                                                                     17,197             15,613
Minority Interest                                                                               11,887              9,570
Commitments and Contingencies
Partners' Equity
     Common Units  (51,055,715 Units outstanding at September 30, 2001
       and 46,257,315 at December 31,2000)                                                     664,287            514,896
     Subordinated Units (21,409,870 Units outstanding at September 30, 2001
       and December 31,2000)                                                                   198,387            165,253
     Special Units (14,500,000 Units outstanding at September 30, 2001
       and 16,500,000 at December 31,2000)                                                     295,644            251,132
     Treasury Units acquired by Trust, at cost (468,800 Common Units
       outstanding at September 30,2001 and 267,200 at December 31,2000)                       (13,566)            (4,727)
     General Partner                                                                            11,700              9,405
     Accumulated other comprehensive income                                                     (2,321)
                                                                                      -------------------------------------
               Total Partners' Equity                                                        1,154,131            935,959
                                                                                      -------------------------------------
                Total                                                                       $2,509,998        $ 1,951,368
                                                                                      =====================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                            Enterprise Products Partners L.P.
                                          Statements of Consolidated Operations
                                                       (Unaudited)
                                  (Dollar amounts in thousands, except per Unit amounts)

                                                                    Three Months                     Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                           -------------------------------  -------------------------------
                                                                2001           2000              2001           2000
                                                           -------------------------------  -------------------------------
REVENUES
Revenues from consolidated operations                           $723,329        $717,113       $2,519,041      $2,056,307
Equity income in unconsolidated affiliates                         6,289           4,750           17,350          23,290
                                                           -------------------------------  -------------------------------
         Total                                                   729,618         721,863        2,536,391       2,079,597
                                                           -------------------------------  -------------------------------
COST AND EXPENSES
Operating costs and expenses                                     634,496         659,021        2,263,876       1,878,233
Selling, general and administrative                                7,716           6,978           21,621          20,020
                                                           -------------------------------  -------------------------------
         Total                                                   642,212         665,999        2,285,497       1,898,253
                                                           -------------------------------  -------------------------------
OPERATING INCOME                                                  87,406          55,864          250,894         181,344
OTHER INCOME (EXPENSE)
Interest expense                                                 (12,610)         (7,486)         (35,928)        (23,330)
Interest income from unconsolidated affiliates                                       (88)              31             182
Dividend income from unconsolidated affiliates                       392           2,241            2,024           6,236
Interest income - other                                              861             317            6,338           3,023
Other, net                                                          (275)            (71)            (806)           (496)
                                                           -------------------------------  -------------------------------
          Other income  (expense)                                (11,632)         (5,087)         (28,341)        (14,385)
                                                           -------------------------------  -------------------------------
INCOME BEFORE MINORITY INTEREST                                   75,774          50,777          222,553         166,959
MINORITY INTEREST                                                   (767)           (514)          (2,245)         (1,689)
                                                           -------------------------------  -------------------------------
NET INCOME                                                      $ 75,007        $ 50,263       $  220,308      $  165,270
                                                           ===============================  ===============================

ALLOCATION OF NET INCOME TO:
          Limited partners                                      $ 73,408        $ 49,566       $  216,339      $  163,423
                                                           ===============================  ===============================
          General partner                                       $  1,599        $    697       $    3,969      $    1,847
                                                           ===============================  ===============================

BASIC EARNINGS PER UNIT
          Income before minority interest                       $   1.05        $   0.74       $     3.18      $     2.47
                                                           ===============================  ===============================
          Net income per Common and Subordinated unit           $   1.04        $   0.74       $     3.15      $     2.44
                                                           ===============================  ===============================

DILUTED EARNINGS PER UNIT
          Income before minority interest                       $   0.86        $   0.60       $     2.58      $     2.02
                                                           ===============================  ===============================
          Net income per Common, Subordinated
                and Special unit                                $   0.85        $   0.60       $     2.55      $     2.00
                                                           ===============================  ===============================

                                 See Notes to Unaudited Consolidated Financial Statements

                                           Enterprise Products Partners L.P.
                                         Statements of Consolidated Cash Flows
                                                      (Unaudited)
                                             (Dollar amounts in Thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                          2001              2000
                                                                                   -------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $ 220,308         $ 165,270
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                           37,245            27,952
      Equity in income of unconsolidated affiliates                                          (17,350)          (23,290)
      Distributions received from unconsolidated affiliates                                   30,602            25,997
      Leases paid by EPCO                                                                      7,900             7,904
      Minority interest                                                                        2,245             1,689
      Loss (gain) on sale of assets                                                             (392)            2,276
      Changes in fair market value of financial instruments (see Note 10)                    (39,430)
      Net effect of changes in operating accounts                                           (116,362)          (27,001)
                                                                                   -------------------------------------
Operating activities cash flows                                                              124,766           180,797
                                                                                   -------------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                         (92,641)         (200,157)
Proceeds from sale of assets                                                                     567                85
Business acquisitions, net of cash received                                                 (225,665)
Collection of notes receivable from unconsolidated affiliates                                                    6,519
Investments in and advances to unconsolidated affiliates                                    (119,865)           (2,307)
                                                                                   -------------------------------------
Investing activities cash flows                                                             (437,604)         (195,860)
                                                                                   -------------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                    449,717           513,818
Long-term debt repayments                                                                                     (355,000)
Debt issuance costs                                                                           (3,125)           (2,759)
Cash dividends paid to partners                                                             (117,125)         (103,347)
Cash dividends paid to minority interest by Operating Partnership                             (1,203)           (1,055)
Unit repurchases                                                                                                  (465)
Cash contributions from EPCO to minority interest                                                 80                84
Units purchased by Trust                                                                      (8,839)
Increase in restricted cash associated with commodity hedging activities                      (9,032)
                                                                                   -------------------------------------
Financing activities cash flows                                                              310,473            51,276
                                                                                   -------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (2,365)           36,213
CASH AND CASH EQUIVALENTS, JANUARY 1                                                          60,409             5,230
                                                                                   -------------------------------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                                    $  58,044         $  41,443
                                                                                   =====================================

                               See Notes to Unaudited Consolidated Financial Statements

                                        Enterprise Products Partners L.P.
                       Statements of Consolidated Partners' Equity and Comprehensive Income
                                     (Unaudited, dollar amounts in thousands)

                                                                        Partners' Equity
                                              ---------------------------------------------------------------------
                                                    at September 30, 2001              at September 30, 2000
                                              ---------------------------------   ---------------------------------
                                                   Units           Amount              Units           Amount
                                              ---------------------------------   ---------------------------------
Limited Partners
       Balance, beginning of year                      84,434       $ 931,280             81,463         $786,250
       Net income                                                     216,339                             163,423
       Leases paid by EPCO                                              7,820                               7,825
       Special Units issued to Shell
         in connection with
         contingency agreement                          3,000         117,067              3,000           55,241
       Units repurchased and retired in
         connection with buy-back program                                                    (17)            (462)
       Cash distributions                                            (114,188)                           (102,118)
                                              ---------------------------------   ---------------------------------
       Balance, end of period                          87,434       1,158,318             84,446          910,159
                                              ---------------------------------   ---------------------------------
Treasury Units acquired by Trust
       Balance, beginning of year                        (267)         (4,727)              (267)          (4,727)
       Units purchased by Trust                          (202)         (8,839)
                                              ---------------------------------   ---------------------------------
       Balance, end of period                            (469)        (13,566)              (267)          (4,727)
                                              ---------------------------------   ---------------------------------
General Partner
       Balance, beginning of year                                       9,405                               7,942
       Net income                                                       3,969                               1,847
       Leases paid by EPCO                                                 80                                  79
       Units repurchased and retired in
         connection with buy-back program                                                                      (3)
       Cash contributions                                               1,183                                 557
       Cash distributions                                              (2,937)                             (1,228)
                                                               ----------------                   -----------------
       Balance, end of period                                          11,700                               9,194
                                                               ----------------                   -----------------
Accumulated Other
  Comprehensive Loss
       Balance, beginning of year
       Cumulative transition adjustment
          recorded on January 1, 2001
          upon adoption of SFAS 133                                   (42,190)
         (see Note 10)
       Reclassification of cumulative
          transition adjustment to
          earnings                                                     39,869
                                                               ----------------
       Balance, end of period                                          (2,321)
                                              ---------------------------------   ---------------------------------
       Total Partners' Equity                          86,965      $1,154,131            84,179          $914,626
                                              =================================   =================================

                                                           Comprehensive Income for Nine Months Ended
                                              ---------------------------------   ---------------------------------
                                                    at September 30, 2001               at September 30, 2000
                                              ---------------------------------   ---------------------------------
Net Income                                                         $  220,308                            $165,270
Less: Accumulated Other
          Comprehensive Loss                                           (2,321)
                                                               ----------------                   -----------------
Comprehensive Income                                               $  217,987                            $165,270
                                                               ================                   =================

                             See Notes to Unaudited Consolidated Financial Statements

                                         Enterprise Products Partners L.P.
                               Notes to Unaudited Consolidated Financial Statements

1.   GENERAL

In the opinion of Enterprise Products Partners L.P.  (the "Company"), the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of September 30, 2001, consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows, partners'
equity and comprehensive income for the nine month periods ended September 30, 2001 and 2000.  Although the
Company believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on
Form 10-K (File No. 1-14323) for the year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting
period.   Actual results could differ from those estimates.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year due to the effects of, among other things, (a)
seasonal variations in NGL and natural gas prices, (b) timing of maintenance and other expenditures and (c)
acquisitions of assets and other interests.

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of
the current period financial statements.   These reclassifications do not affect historical net income of the
Company.

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
11.

At September 30, 2001, the Company's equity method investments (grouped by operating segment) included:

     Fractionation segment:

o    Baton Rouge Fractionators LLC ("BRF") - an approximate 32.25% interest in a natural gas liquid ("NGL")
     fractionation facility located in southeastern Louisiana.
o    Baton Rouge Propylene Concentrator, LLC ("BRPC") - a 30.0% interest in a propylene concentration unit located in southeastern Louisiana that became operational in July 2000.
o    K/D/S Promix LLC ("Promix") -  a  33.33% interest in a NGL fractionation facility and related storage
     facilities located in south Louisiana.   The Company's investment includes excess cost over the underlying equity in the net assets of Promix of $8.0 million which is being amortized using the straight-line method over a period of 20 years (the excess cost is attributable to the fair market value of the plant assets).
     The unamortized balance of excess cost over the underlying equity in the net assets of Promix was $7.1 million at September 30, 2001.

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
o    Dixie Pipeline Company ("Dixie") -  an aggregate 19.9% interest in a 1,301-mile propane pipeline and associated facilities extending from Mont Belvieu, Texas to North Carolina.  The Company's investment includes excess cost over the underlying equity in the net assets of Dixie of $37.4 million which is being amortized using the straight-line method over a period of 35 years (the excess cost is attributable to the fair market value of the pipeline assets).  The unamortized balance of excess cost over the underlying equity in the net assets of Dixie was $36.0 million at September 30, 2001.
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
o    Nemo Gathering Company, LLC ("Nemo") - a 33.92% interest in a natural gas gathering system located in the Gulf of Mexico offshore Louisiana that became operational in August 2001.
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

     As a result of its investment in Ocean Breeze and Neptune, the Company acquired a 25.67% interest in each of
     the Manta Ray and Nautilus systems and a 33.92% interest in the Nemo system.   Affiliates of Shell own an
     interest in all three systems, and an affiliate of Marathon Oil Company owns an interest in the Manta Ray and Nautilus systems.  The Manta Ray system comprises approximately  225 miles of pipeline with a capacity of 750 MMcf/d and related equipment, the Nautilus system comprises approximately 101 miles of pipeline with a capacity of 600 MMcf/d, and the Nemo system comprises approximately 24 miles of pipeline with a capacity
     of 300 MMcf/d.   Shell is responsible for the commercial and physical operations of these pipeline systems.

     The Company's investment in Ocean Breeze, Neptune and Nemo includes excess cost over the underlying equity in the net assets of these entities of $23.7 million which is being amortized using the straight-line method over a period of 35 years (the excess cost amounts are attributable to the fair market value of the pipeline assets). The unamortized balance of excess cost over the underlying equity in the net assets of Ocean
     Breeze, Neptune and Nemo was $23.1 million at September 30, 2001.

     As a result of its investment in Starfish, the Company acquired a 50% interest in the Stingray system and a related onshore natural gas dehydration facility.  The Company's sole partner in Starfish is an affiliate of
     Shell.  The Stingray system comprises approximately 375 miles of pipeline with a capacity of 1.2 Bcf/d and is located offshore Louisiana in the Gulf of Mexico.  Shell is responsible for the commercial and physical operations of the Stingray system and related facilities.

     Historical information for periods prior to January 1, 2001 do not reflect any impact associated with the
     Company's equity investments in Ocean Breeze, Neptune, Nemo and Starfish.   See Note 3 for combined pro
     forma impact of these investments on selected financial information of the Company.

     Octane Enhancement segment:

o    Belvieu Environmental Fuels ("BEF") - a 33.33% interest in a MTBE production facility located in southeast Texas.  The production of MTBE is driven by oxygenated fuels programs enacted under the federal
     Clean Air Act Amendments of 1990 and other legislation and as an additive to increase octane in motor gasoline.  Any changes to these programs that enable localities to elect not to participate in these programs, lessen the requirements for oxygenates or favor the use of non-isobutane based oxygenated fuels reduce the demand for MTBE and could have an adverse effect on the Company's results of operations.

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

     In light of these developments, the owners of BEF  have been formulating a contingency plan for use of the
     BEF facility if MTBE were banned or significantly curtailed.  Management is exploring a possible conversion of the BEF facility from MTBE production to alkylate production.  Management believes if MTBE usage is banned or significantly curtailed, the motor gasoline industry would need a substitute additive to maintain octane levels in motor gasoline.  Management believes alkylate would be an attractive substitute. Depending upon the type of alkylate process chosen and the level of alkylate production desired, the cost to convert the facility from MTBE production to alkylate production can range from $20 million to $90 million, with the
     Company's share of these costs ranging from $6.7 million to $30 million.

At September 30, 2001, the Company's investments in and advances to unconsolidated affiliates also includes
Venice Energy Services Company, LLC ("VESCO").  The VESCO investment consists of a 13.1% interest in a company owning a natural gas processing plant, fractionation facilities, storage, and gas gathering pipelines in
Louisiana. This investment is accounted for using the cost method under the Processing segment.

The following table summarizes investments in and advances to unconsolidated affiliates at:

                                                September 30,      December 31,
                                                    2001               2000
                                             -------------------------------------
Accounted for on equity basis:
     Fractionation:
        BRF                                            $ 29,664          $ 30,599
        BRPC                                             19,069            25,925
        Promix                                           45,497            48,670
     Pipeline:
        EPIK                                             17,691            15,998
        Wilprise                                          8,950             9,156
        Tri-States                                       27,277            27,138
        Belle Rose                                       11,655            11,653
        Dixie                                            37,585            38,138
        Starfish                                         25,875
        Ocean Breeze                                        967
        Neptune                                          75,046
        Nemo                                             11,745
        Evangeline                                        2,697
     Octane Enhancement:
        BEF                                              61,572            58,677
Accounted for on cost basis:
     Processing:
        VESCO                                            33,000            33,000
                                             -------------------------------------
     Total                                             $408,290          $298,954
                                             =====================================

The following table shows equity in income (loss) of unconsolidated affiliates for the periods indicated:

                                       For Three Months Ended                 For Nine Months Ended
                                           September 30,                          September 30,
                                -------------------------------------  -------------------------------------
                                      2001               2000                 2001              2000
                                -------------------------------------  -------------------------------------
Fractionation:
      BRF                                $   672            $   434             $    732          $  1,171
      BRPC                                   221                134                  625               115
      Promix                               1,055              1,170                2,844             4,378
Pipeline:
      EPIK                                   150               (124)                (944)            1,846
      Wilprise                               370                135                  233               297
      Tri-States                             789                694                  889             2,215
      Belle Rose                              62                117                    2               266
      Dixie                                  240                                   1,200
      Starfish                               789                                   2,762
      Ocean Breeze                             8                                      22
      Neptune                              1,035                                   2,824
      Nemo                                   (52)                                    (42)
      Evangeline                              41                                    (108)
Octane Enhancement:
      BEF                                    909              2,190                6,311            13,002
                                -------------------------------------  -------------------------------------
      Total                              $ 6,289            $ 4,750             $ 17,350          $ 23,290
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

                                              Summarized Income Statement data for the Three Months ended
                             -----------------------------------------------------------------------------------------------
                                          September 30, 2001                               September 30, 2000
                             ----------------------------------------------  -----------------------------------------------
                                               Operating         Net                           Operating          Net
                                Revenues        Income          Income          Revenues         Income         Income
                             ----------------------------------------------  -----------------------------------------------
Fractionation:
       BRF                        $  5,827         $ 2,057        $ 2,084          $  4,774        $ 1,282         $ 1,347
       BRPC                          2,414             717            738             2,333            398             448
       Promix                       11,122           3,439          3,461            12,242          3,956           4,019
Pipeline:
       EPIK                          2,583             272            302             1,817           (323)           (282)
       Wilprise                      1,057             989            992               726            397             406
       Tri-States                    3,632           2,328          2,365             3,430          2,060           2,088
       Belle Rose                      489             144            149               536            279             279
       Dixie (a)                    14,534           6,860          4,138
       Starfish (b)                  3,916           1,649          2,227
       Ocean Breeze (b)                 34               4             26
       Neptune (b)                   7,940           3,354          3,363
       Nemo (b)                        213             (44)           (38)
       Evangeline (c)               43,486           1,287             32
Octane Enhancement:
       BEF                          54,955           2,060          2,725            77,331          6,202           6,570
                              ----------------------------------------------  -----------------------------------------------
Total                             $152,202         $25,116        $22,564          $103,189        $14,251         $14,875
                             ==============================================  ===============================================

                                               Summarized Income Statement data for the Nine Months ended
                             -----------------------------------------------------------------------------------------------
                                          September 30, 2001                               September 30, 2000
                             ----------------------------------------------  -----------------------------------------------
                                               Operating         Net                           Operating          Net
                                Revenues        Income          Income          Revenues         Income         Income
                             ----------------------------------------------  -----------------------------------------------
Fractionation:
       BRF                        $ 13,652         $ 2,357        $ 2,434          $ 13,989        $ 3,504         $ 3,631
       BRPC                          9,247           1,949          2,085             2,333            211             383
       Promix                       32,465           9,327          9,425            36,968         14,097          14,274
Pipeline:
       EPIK                          4,550          (1,510)        (1,423)           14,789          3,561           3,699
       Wilprise                      1,950             611            625             2,149            867             891
       Tri-States                    7,585           2,590          2,664            10,677          6,530           6,650
       Belle Rose                    1,043             (61)           (43)            1,802            645             645
       Dixie (a)                    38,570          15,161          8,967
       Starfish (b)                 17,383           6,039          6,143
       Ocean Breeze (b)                121              91             91
       Neptune (b)                  24,687          12,002         11,944
       Nemo (b)                        213             (86)            (2)
       Evangeline (c)               91,095           2,297           (112)
Octane Enhancement:
       BEF                         168,873          17,982         18,932           214,761         38,575          39,007
                             ----------------------------------------------  -----------------------------------------------
Total                             $411,434         $68,749        $61,730          $297,468        $67,990         $69,180
                             ==============================================  ===============================================

Notes to Summarized Income Statement data tables:
(a)  Dixie became an equity method investment in October 2000.
(b)  These entities became equity method investments of the Company beginning in January 2001.
(c ) This entity became an equity method investment of the Company in April 2000 as a result of the Acadian Gas acquisition (see Note 3).

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

Acquisition of Acadian Gas

On April 2, 2001, the Company acquired Acadian Gas from Shell US Gas and Power LLC, an affiliate of Shell, for approximately $226 million in cash using proceeds from the issuance of the $450 Million Senior Notes (see Note 5
for a discussion of long-term debt).   The cash purchase price is subject to certain post-closing adjustments
expected to be completed during the fourth quarter of 2001.   The effective date of the transaction was April 1,
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

Current assets                                           $ 83,123
Investments in unconsolidated affiliates                    2,723
Property, plant and equipment                             225,169
Current liabilities                                       (83,890)
Other long-term liabilities                                (1,460)
                                                    ---------------
    Total purchase price                                 $225,665
                                                    ===============

The balances related to the Acadian Gas acquisition included in the consolidated balance sheet dated September
30, 2001 are based upon preliminary information and are subject to change as additional information is
obtained.   As noted earlier, the initial purchase price is subject to certain post-closing adjustments attributable to working capital items expected to be finalized during the fourth quarter of 2001.

Historical information for periods prior to April 1, 2001 do not reflect any impact associated with the Acadian
Gas acquisition.

Pro Forma effect of Acadian Gas acquisition and recently acquired equity investments

The following table presents selected unaudited pro forma information for the three month period ended September
30, 2000 and nine month periods ended September 30, 2001 and 2000 as if the acquisition of the Acadian Gas natural gas pipeline systems had been made as of the beginning of the years presented.  This table also incorporates selected unaudited pro forma information for the three and nine month periods ended September 30,
2000 relating to the Company's equity investments in Starfish, Ocean Breeze and Neptune.

The pro forma information is based upon data currently available to and certain estimates and assumptions by management and, as a result, are not necessarily indicative of the financial results of the Company had the transactions actually occurred on these dates.  Likewise, the unaudited pro forma information is not necessarily indicative of future financial results of the Company.

                                                      Three
                                                   Months Ended             Nine Months Ended
                                                  September 30,               September 30,
                                                                   ------------------------------------
                                                       2000              2001              2000
                                                -------------------------------------------------------

Revenues                                                  $875,197        $2,748,318        $2,483,449

Income before extraordinary item
   and minority interest                                  $ 51,201        $  226,837        $  166,388

Net income                                                $ 50,683        $  224,549        $  164,705

Allocation of net income to
      Limited partners                                    $ 49,983        $  221,387        $  162,864
      General Partner                                     $    700        $    3,162        $    1,841

Units used in earnings per Unit calculations
      Basic                                                 67,356            68,759            66,917
      Diluted                                               83,182            84,819            81,862

Income per Unit before minority interest
      Basic                                                  $0.75             $3.25             $2.46
      Diluted                                                $0.61             $2.64             $2.01

Net income per Unit
      Basic                                                  $0.74             $3.22             $2.43
      Diluted                                                $0.60             $2.61             $1.99

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No.
141, " Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".   SFAS No. 141 prohibits
the use of the pooling-of-interest method for  business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30,
2001.   There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002  for  all goodwill and other intangible assets recognized in its consolidated balance sheet  at that date, regardless of when those assets were initially recognized.

At present, the Company's intangible assets include the values assigned to the 20-year Shell natural gas processing agreement and the excess cost of the purchase price over the fair market value of the assets acquired
from Mont Belvieu Associates, both of which were initially recorded in 1999.   The value of the Shell Processing
Agreement is being amortized over its contract term and the excess cost of the purchase price over the fair market value of the assets acquired from Mont Belvieu Associates is being amortized over 20 years.  Based upon initial interpretations of the new accounting standards, the Company anticipates that the Shell Processing
Agreement will continue to be amortized over its contract term; however, the excess cost attributable to Mont
Belvieu Associates will be reclassified to goodwill in accordance with the new standard and its amortization will cease (currently, $0.5 million in amortization expense annually).  This goodwill would then be subject to impairment testing as prescribed in SFAS No. 142.

The Company is continuing to evaluate the complex provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement
Obligations", in June 2001.   This statement establishes accounting standards for the recognition and
measurement of a liability for an asset retirement obligation and the associated asset retirement cost.   This
statement is effective for the Company's fiscal year beginning January 1, 2003.   In August 2001, the FASB issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be
disposed of.   This statement is effective for the Company's fiscal year beginning January 1, 2002.   Management
is currently studying both SFAS No. 143 and No. 144 for  their possible impact, if any, on the consolidated financial statements when they are adopted.

5.   LONG-TERM DEBT

Long-term debt consisted of the following at:

                                                                              September 30,       December 31,
                                                                                   2001               2000
                                                                            ---------------------------------------
Borrowings under:
     $350 Million Senior Notes, 8.25% fixed rate, due March 2005                      350,000             350,000
     $54 Million MBFC Loan, 8.70% fixed rate, due March 2010                           54,000              54,000
     $450 Million Senior Notes, 7.50% fixed rate, due February 2011                   450,000
                                                                            ---------------------------------------
            Total principal amount                                                    854,000             404,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt (see Note 10)                                 1,833
Less unamortized discount on:
     $350 Million Senior Notes                                                           (126)               (153)
     $450 Million Senior Notes                                                           (264)
Less current maturities of long-term debt
                                                                            ---------------------------------------
            Long-term debt                                                           $855,443            $403,847
                                                                            =======================================

The Company has the ability to borrow under the terms of its $250 Million Multi-Year Credit Facility  and $150
Million 364-Day Credit Facility.   The $150 Million 364-Day Credit Facility has an original maturity date of
November 16, 2001.   An amendment to the 364-Day Credit Facility to extend this date through November 15, 2002
was consented to by the lenders in early November 2001.   No amount was outstanding under either of these two
revolving credit facilities at September 30, 2001 or December 31, 2000.

At September 30, 2001, the Company had a total of $75 million of standby letters of credit capacity under its
$250 Million Multi-Year Credit Facility of which $14.9 million was outstanding.

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

The Company was in compliance with the restrictive covenants associated with all of its fixed-rate and variable-rate debt instruments at September 30, 2001.

Increase in fair value of fixed-rate debt.  Upon adoption of SFAS No. 133, Accounting for Derivative Instruments
and Hedging Activities (as amended and interpreted) on January 1, 2001, the Company recorded a $2.3 million non-cash increase in the fair value of its fixed-rate debt.  SFAS No. 133 required that the Company's interest rate swaps and their associated hedged fixed-rate debt be recorded at fair value upon adoption of the standard.
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

6.   CAPITAL STRUCTURE

Final issue of Special Units.  On or about June 30, 2001, Shell met certain year 2001 performance criteria for the issuance of the last installment of 3.0 million non-distribution bearing, convertible Contingency Units
(referred to as Special Units once they are issued).  Under a contingent unit agreement with Shell executed as part of the 1999 TNGL acquisition, the Company issued these Special Units on August 2, 2001.

The value of these Special Units was determined to be $117.1 million using present value techniques.    This
amount increased  the purchase price of the TNGL acquisition and the value of the Shell Processing Agreement when
the issue was recorded in August 2001.   This amount also increased the equity position of Shell in the Company by $117.1 million with the General Partner contributing $1.2 million to maintain its respective ownership in the
Company.  The $117.1 million increase in value of the 20-year Shell Processing Agreement will be amortized over
the remaining life of the contract.   As a result, amortization expense will increase by approximately $1.6 million per quarter ($6.5 million annually).

Conversion of Special Units to Common Units.  In accordance with existing agreements with Shell, 5.0 million of
Shell's original issue of Special Units converted into Common Units on August 2, 2001.

7.  EARNINGS PER UNIT

Basic earnings per Unit is computed by dividing net income available to limited partner interests by the
weighted-average number of Common and Subordinated Units outstanding during the period.   Diluted earnings per
Unit is computed by dividing net income available to limited partner interests by the weighted-average number of
Common, Subordinated and Special Units outstanding during the period.    The following table reconciles the
number of shares used in the calculation of basic earnings per Unit and diluted earnings per Unit for the three and nine months ended September 30, 2001 and 2000:

                                                       For Three Months Ended             For Nine Months Ended
                                                            September 30,                     September 30,
                                                   --------------------------------  --------------------------------
                                                        2001            2000              2001            2000
                                                   --------------------------------  --------------------------------
Income before minority interest                           $75,774         $50,777          $222,553        $166,959
General partner interest                                   (1,599)           (697)           (3,969)         (1,847)
                                                   --------------------------------  --------------------------------
Income before minority interest                            74,175          50,080           218,584         165,112
    available to Limited Partners
Minority interest                                            (767)           (514)           (2,245)         (1,689)
                                                   --------------------------------  --------------------------------
Net income available to Limited Partners                  $73,408         $49,566          $216,339        $163,423
                                                   ================================  ================================
BASIC EARNINGS PER UNIT
Numerator
        Income before minority interest
            available to Limited Partners                 $74,175         $50,080          $218,584        $165,112
                                                   ================================  ================================
        Net income available
            to Limited Partners                           $73,408         $49,566          $216,339        $163,423
                                                   ================================  ================================
Denominator
        Common Units outstanding                           49,497          45,946            47,349          45,507
        Subordinated Units outstanding                     21,410          21,410            21,410          21,410
                                                   --------------------------------  --------------------------------
        Total                                              70,907          67,356            68,759          66,917
                                                   ================================  ================================
Basic Earnings per Unit
        Income before minority interest
            available to Limited Partners                 $  1.05         $  0.74          $   3.18        $   2.47
                                                   ================================  ================================
        Net income available
            to Limited Partners                           $  1.04         $  0.74          $   3.15        $   2.44
                                                   ================================  ================================
DILUTED EARNINGS PER UNIT
Numerator
        Income before minority interest
            available to Limited Partners                 $74,175         $50,080          $218,584        $165,112
                                                   ================================  ================================
        Net income available
            to Limited Partners                           $73,408         $49,566          $216,339        $163,423
                                                   ================================  ================================
Denominator
        Common Units outstanding                           49,497          45,946            47,349          45,507
        Subordinated Units outstanding                     21,410          21,410            21,410          21,410
        Special Units outstanding                          15,196          15,826            16,060          14,945
                                                   --------------------------------  --------------------------------
        Total                                              86,103          83,182            84,819          81,862
                                                   ================================  ================================
Diluted Earnings per Unit
        Income before minority interest
            available to Limited Partners                 $  0.86         $  0.60          $   2.58        $   2.02
                                                   ================================  ================================
        Net income available
            to Limited Partners                           $  0.85         $  0.60          $   2.55        $   2.00
                                                   ================================  ================================

8.  DISTRIBUTIONS

The Company intends, to the extent there is sufficient available cash from Operating Surplus, as defined by the
Partnership Agreement, to distribute to each holder of Common Units at least a minimum quarterly distribution of
$0.45 per Common Unit.  The minimum quarterly distribution is not guaranteed and is subject to adjustment as set forth in the Partnership Agreement. With respect to each quarter during the Subordination Period, the Common
Unitholders will generally have the right to receive the minimum quarterly distribution, plus any arrearages thereon, and the General Partner will have the right to receive the related distribution on its interest before
any distributions of available cash from Operating Surplus are made to the Subordinated Unitholders.   As an
incentive, the General Partner's interest in quarterly distributions is increased after certain specified target levels are met. The Company made  incentive cash distributions to the General Partner of $0.9 million and $1.3 million during the three and nine months ended September 30, 2001, respectively, and $0.2 million during the three months ended September 30, 2000.

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
        Fourth Quarter            $   0.525        $   0.525     Oct. 31, 2000    Nov. 10, 2000

2001    First Quarter             $   0.550        $   0.550     Jan. 31, 2001    Feb.  9, 2001
        Second Quarter            $   0.550        $   0.550     Apr. 30, 2001    May  10, 2001
        Third Quarter             $   0.5875       $   0.5875    Jul. 31, 2001    Aug. 10, 2001
        Fourth Quarter            $   0.6250       $   0.6250    Oct. 31, 2001    Nov.  9, 2001
        (through November 12, 2001)

9.   SUPPLEMENTAL CASH FLOW DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

                                                                         Nine Months Ended
                                                                           September 30,
                                                             ------------------------------------------
                                                                     2001                 2000
                                                             ------------------------------------------
(Increase) decrease in:
          Accounts receivable                                          $ 153,224             $(15,409)
          Inventories                                                    (51,753)             (66,270)
          Prepaid and other current assets                                (8,732)               1,841
          Intangible assets                                                                    (4,805)
          Other assets                                                      (122)              (3,022)
Increase (decrease) in:
          Accounts payable                                               (79,413)               7,109
          Accrued gas payable                                           (146,041)              47,517
          Accrued expenses                                                (6,500)              (6,314)
          Other current liabilities                                       22,851               12,749
          Other liabilities                                                  124                 (397)
                                                             ------------------------------------------
Net effect of changes in operating accounts                            $(116,362)            $(27,001)
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

As a result of the Company's adoption of SFAS No. 133 on January 1, 2001, the Company records various financial
instruments relating to interest rate and commodity positions at their respective fair values.   For the nine
months ended September 30, 2001, the Company recognized a net $39.4 million in non-cash mark-to-market gains related to increases in the fair value of these  financial instruments ($34.6 million of this amount was attributable to financial instruments used in the Company's Processing segment with the remainder resulting from interest rate hedging activities).  See Note 10 below for a further description of the Company's  financial instruments.

Cash and cash equivalents at September 30, 2001 per the Statements of Consolidated Cash Flows excludes $9.0 million of restricted cash associated with hedging activities.

10.  FINANCIAL INSTRUMENTS

The Company holds and issues financial instruments for the purpose of hedging the risks of certain identifiable
and anticipated transactions primarily in its Processing segment.    In general, the types of risks hedged are
those relating to the variability of future earnings and cash flows caused by changes in commodity prices and interest rates.

Commodity Financial Instruments

In its Processing segment, the Company's margin is directly exposed to commodity price risk.  In order to manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash
or with another financial instrument.   The purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL production and inventories, firm commitments and certain anticipated transactions.

The Company has adopted a commercial policy to manage its exposure to the risks associated with its Processing
segment.   The objective of this policy is to assist the Company in achieving its profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner.  The Company enters into risk management transactions to manage price risk, basis risk, physical risk, or other risks related to the energy commodities on both a short-term (less than 30 days) and long-term basis, not to exceed 18 months.  The General Partner oversees the strategies of the Company associated with physical and financial risks (such as those mentioned previously), approves specific activities of the Company subject to the policy (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

On January 1, 2001, the Company adopted SFAS No. 133 which required the Company to record the fair market value
of the commodity  financial instruments on the balance sheet based upon then current market conditions.   The
fair market value of the then outstanding commodity financial instruments was a net liability of $42.2 million
(the "cumulative transition adjustment") with an offsetting equal amount recorded in Other Comprehensive
Income.   The amounts in Other Comprehensive Income are reclassified to earnings in the accounting period
associated with the hedged transaction (e.g. production month).   The $42.2 million cumulative transition
adjustment was or will be reclassified to earnings as follows:

     -    $21.7 million during the first quarter of 2001;
     -    $10.7 million during the second quarter of 2001;
     -    $7.3 million during the third quarter of 2001; with the remaining
     -    $2.5 million reclassified during the fourth quarter of 2001.

The cumulative transition adjustment recorded in Other Comprehensive Income at adoption of SFAS No. 133 will not be adjusted for changes in fair value; rather, any change in the fair value of these commodity financial
instruments will be recorded in earnings (i.e., mark-to-market accounting treatment).    The decision to record
changes in the fair value of these commodity  financial instruments directly to earnings rather than Other
Comprehensive Income is based upon the determination by management that on an ongoing basis these commodity financial instruments would be ineffective under the guidelines of SFAS No. 133.

The Company has entered into commodity financial instruments for time periods extending through December 2002.
These commodity  financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133.  The Company continues to refer to these financial instruments as hedges inasmuch as this was the intent when such contracts were executed. This characterization is consistent with the actual economic performance of the contracts to date and the Company expects these financial instruments should continue
to mitigate commodity price risk in the future.   The specific accounting for these contracts, however, is
consistent with the requirements of SFAS No. 133.    As such, since these contracts do not qualify for hedge
accounting under the specific guidelines of SFAS No. 133, the change in fair value of these  commodity financial instruments are reflected on the balance sheet and in earnings (i.e., mark-to-market accounting treatment).  The
Company recognized income associated with its commodity financial instruments of $48.2 million and $118.5 million for the three and nine months ended September 30, 2001, respectively.

Other Financial Instruments - Interest rate swaps

The objective of holding interest rate swaps is to manage debt service costs by converting a portion of
fixed-rate debt into variable-rate debt or a portion of variable-rate debt into fixed-rate debt.   An interest
rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a
floating-rate based on the notional amount.   Management believes that it is prudent to maintain an appropriate mixture of variable-rate and fixed-rate debt.

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

On January 1, 2001, the Company adopted SFAS No. 133 which required the Company to record the fair market value of the interest rate swaps on the balance sheet since the swaps were considered fair value hedges.  SFAS No. 133 required that management determine  (at the standard's adoption date) (a) the fair value of the swaps based upon then current market conditions and (b) the estimated maturity date of the swaps (including an estimate of the impact of any early termination clauses).  The recording of the fair market value of the swaps was offset by an equal increase in the fair value of the associated hedged debt instruments and, therefore, had no impact on
earnings upon transition.   See Note 5 for further information regarding the impact of SFAS No. 133 on the
Company's fixed-rate long-term debt.

After adoption, the interest rate swaps were dedesignated as hedging instruments due to differences between the maturity dates of the swaps and the associated hedged debt instruments.  Dedesignation means that the financial instrument (in this case, the interest rate swaps) will not be accounted for using hedge accounting under SFAS
No. 133.   Upon dedesignation, any future changes in the fair value of the interest rate swap agreements will be
recorded on the balance sheet through earnings.    Dedesignation also entails that the previously associated
hedged item (in this case, the debt instrument) will not be adjusted for future changes in its fair value.   As a
result, the $2.3 million change in fair value of the debt instrument recorded at the adoption date of SFAS No.
133 will be amortized to earnings over the life of the previously associated debt instrument of approximately 10 years.

The Company recognized income associated with its interest rate swaps of $4.0 million and $9.4 million for the
three and nine months ended September 30, 2001.   In October 2001, the Company realized $4.7 million of
incremental cash flow through the early termination of a swap agreement.

Future issues

Due to the complexity of SFAS No. 133, the FASB is continuing to provide guidance about implementation issues.
Since this guidance is still continuing, the initial conclusions reached by the Company regarding the application of SFAS No. 133 upon adoption may be altered.  As a result, additional SFAS No. 133 transition adjustments may be recorded in future periods as the Company adopts new FASB interpretations.

11.  SEGMENT INFORMATION

Operating segments are components of a business about which separate financial information is available and that are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has five reportable operating segments:  Fractionation, Pipelines, Processing, Octane Enhancement and
Other.  The reportable segments are generally organized according to the type of services rendered (or process employed) and products produced and/or sold, as applicable. The segments are regularly evaluated by the Chief
Executive Officer of the General Partner.  Fractionation primarily includes NGL fractionation, butane isomerization (converting normal butane into high purity isobutane) and polymer grade propylene fractionation services.  Pipelines consists of  both liquids and natural gas pipeline systems, storage and import/export
terminal services.   Processing includes the natural gas processing business and its related NGL merchant
activities.   Octane Enhancement represents the Company's 33.33% ownership interest in a facility that produces
motor gasoline additives to enhance octane (currently producing MTBE).   The Other operating segment consists of
fee-based marketing services and other plant support functions.

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
                               ------------------------------------------------------------------
                                                                          Octane                     and         Consol.
                               Fractionation  Pipelines    Processing  Enhancement     Other        Elims.       Totals
                               ---------------------------------------------------------------------------------------------
Revenues from
   external customers
   for three months ended:
     September 30, 2001            $75,842      $127,687     $519,165                      $635                   $723,329
     September 30, 2000            113,180        (2,735)     605,875                       793                    717,113
   for nine months ended:
     September 30, 2001            252,087       313,832    1,951,176                     1,946                  2,519,041
     September 30, 2000            302,081        21,191    1,730,976                     2,059                  2,056,307

Intersegment revenues
   for three months ended:
     September 30, 2001             41,273        22,464      244,145                        99    $(307,981)
     September 30, 2000             46,538        12,083      165,761                        93     (224,475)
   for nine months ended:
     September 30, 2001            127,058        67,874      486,111                       290     (681,333)
     September 30, 2000            129,266        40,108      447,646                       282     (617,302)

Equity income in
   unconsolidated affiliates:
   for three months ended:
     September 30, 2001              1,948         3,432                      $909                                   6,289
     September 30, 2000              1,738           822                     2,190                                   4,750
   for nine months ended:
     September 30, 2001              4,201         6,838                     6,311                                  17,350
     September 30, 2000              5,664         4,624                    13,002                                  23,290

Total revenues
   for three months ended:
     September 30, 2001            119,063       153,583      763,310          909          734     (307,981)      729,618
     September 30, 2000            161,456        10,170      771,636        2,190          886     (224,475)      721,863
   for nine months ended:
     September 30, 2001            383,346       388,544    2,437,287        6,311        2,236     (681,333)    2,536,391
     September 30, 2000            437,011        65,923    2,178,622       13,002        2,341     (617,302)    2,079,597

Gross operating margin
   by segment
   for three months ended:
     September 30, 2001             35,189        22,415       52,026          909          310                    110,849
     September 30, 2000             32,510        10,292       29,083        2,190          429                     74,504
   for nine months ended:
     September 30, 2001             93,660        65,234      148,536        6,311        1,256                    314,997
     September 30, 2000             96,432        39,120       87,123       13,002        1,854                    237,531

Segment assets at:
     September 30, 2001            354,012       698,766      125,071                     9,572       73,734     1,261,155
     December 31, 2000             356,207       448,920      126,895                     8,942       34,358       975,322

Investments in and advances
   to unconsolidated
   affiliates at:
     September 30, 2001             94,230       219,488       33,000       61,572                                 408,290
     December 31, 2000             105,194       102,083       33,000       58,677                                 298,954

All consolidated revenues were earned in the United States.   The operations of the Company are centered along
the Texas, Louisiana and Mississippi Gulf Coast areas.

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                           For Three Months Ended              For Nine Months Ended
                                                               September 30,                       September 30,
                                                      ---------------------------------   ---------------------------------
                                                            2001            2000               2001             2000
                                                      ---------------------------------------------------------------------
Total segment gross operating margin                         $110,849         $74,504           $314,997         $237,531
    Depreciation and amortization                             (13,072)         (9,029)           (34,894)         (25,907)
    Retained lease expense, net                                (2,660)         (2,660)            (7,980)          (7,984)
    (Gain) loss on sale of assets                                   5              27                392           (2,276)
    Selling, general and administrative                        (7,716)         (6,978)           (21,621)         (20,020)
                                                      ---------------------------------   ---------------------------------
Consolidated operating income                                  87,406          55,864            250,894          181,344
    Interest expense                                          (12,610)         (7,486)           (35,928)         (23,330)
    Interest income from unconsolidated affiliates                                (88)                31              182
    Dividend income from unconsolidated affiliates                392           2,241              2,024            6,236
    Interest income - other                                       861             317              6,338            3,023
    Other expense, net                                           (275)            (71)              (806)            (496)
                                                      ---------------------------------   ---------------------------------
Consolidated income before minority interest                 $ 75,774         $50,777           $222,553         $166,959
                                                      =================================   =================================

                        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                AND RESULTS OF OPERATION.

                             For the Interim Periods ended September 30, 2001 and 2000

         The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of the Company included elsewhere herein.

Cautionary Statement regarding Forward-Looking Information and Risk Factors

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

         Risk Factors.  An investment in the Company's securities involves a degree of risk.  Among the key risk factors that may have a direct bearing on the Company's results of operations and financial condition are: (a)
competitive practices in the industries in which the Company competes,  (b) fluctuations in oil, natural gas, and natural gas liquid ("NGL") prices and production due to weather and other natural and economic forces, (c)
operational and systems risks, (d) environmental liabilities that are not covered by indemnity or insurance, (e)
the impact of current and future laws and governmental regulations (including environmental regulations)
affecting the NGL industry in general, and the Company's operations in particular, (f) loss of a significant customer, (g) the use of financial instruments to hedge commodity and interest rate risks which prove to be economically ineffective and (h) failure to complete one or more new projects on time or within budget.

         The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market
uncertainty and a variety of additional factors that are beyond the Company's control.   These factors include
the level of domestic oil, natural gas and NGL production and development, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of competitive fuels and products, fluctuating and seasonal demand for oil, natural gas and NGLs and conservation and the extent of governmental regulation of production and the overall economic environment.

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

         Beginning in January 2001, the Company owns varying equity interests in four Gulf of Mexico offshore
Louisiana natural gas pipeline systems totaling 725  miles of pipeline (with an aggregate gross throughput
capacity of 2.85 Bcf/d) and related assets.   These equity interests were purchased from EPE at a cost of
approximately $112 million.   With the completion of the Acadian Gas, LLC ("Acadian Gas") acquisition in April
2001, the Company now owns varying interests in an additional 1,042 miles of natural gas pipeline systems (with an aggregate gross throughput capacity of over 1.1 Bcf/d) and related facilities located in south Louisiana.  For additional information regarding these recent investments and business acquisitions, see "Recent acquisitions and other investments" below.

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

         In its merchant activities which are primarily reported in the Processing and Octane Enhancement segments, the Company is directly exposed to fluctuations in certain commodity prices.  In the Company's isobutane merchant business (and to a certain extent its propylene fractionation activities), the Company takes title to feedstock products and sells processed end products.  The Company's profitability from this type of merchant activity is dependent upon the prices of feedstocks and end products, which may vary on a seasonal basis.  In order to limit the exposure to commodity price fluctuations in these business areas, the company attempts to match the timing and price of its feedstock purchases with those of the sales of end products.
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

Recent acquisitions and other investments

         Natural gas pipelines

         General.  Since January 1, 2001, the Company has invested approximately $338 million (net of cash
acquired) in natural gas pipeline businesses.   These include an initial $226 million paid to Shell for the purchase of Acadian Gas (an onshore Louisiana system) and a combined $112 million paid to EPE for equity interests in four Gulf of Mexico natural gas pipelines (primarily offshore Louisiana systems).  The acquisition of these natural gas pipeline businesses from EPE and Shell represent strategic investments for the Company.
Management believes that these assets have attractive growth attributes given the expected long-term increase in natural gas demand for industrial and power generation uses.  In addition, these assets extend the Company's midstream energy service relationship with long-term NGL customers (producers, petrochemical suppliers and refineries) and provide opportunities for enhanced services to customers as well as generating additional fee-based cash flows.  These businesses are accounted for as part of the Company's Pipelines operating segment.

         Natural gas pipeline systems receive natural gas from producers, other pipelines or shippers through
system interconnects and redeliver the natural gas at other points.   Generally, natural gas transportation
agreements provide these systems with a fee per unit of volume (generally in MMBtus) transported.  Natural gas pipeline businesses (such as those of Acadian Gas) may also involve gathering and purchasing natural gas from producers and suppliers and transporting and reselling such natural gas to electric utility companies, local distribution companies, industrial customers, and affiliates of other pipeline and gas marketing companies as
well as transporting and gathering natural gas for shippers on a fee basis.    Overall, the Company's Gulf of
Mexico systems do not take title to the natural gas that they transport; the shipper retains title and the
associated commodity price risk.   In the Company's Acadian Gas operations, it does take title to certain natural gas streams and is exposed to commodity price risk through its natural gas inventories and certain of its contracts.

         The results of operation for the nine months ended September 30, 2001 include six month's impact of the
Acadian Gas acquisition and nine month's impact of the Gulf of Mexico natural gas pipelines.   See Note 3 of the
Notes to Unaudited Consolidated Financial Statements for selected pro forma financial data regarding these transactions as if they had both occurred on January 1, 2001 and 2000.

         Acadian Gas.  On April 2, 2001, the Company acquired Acadian Gas from Shell US Gas and Power LLC, an affiliate of Shell, for approximately $226 million in cash using proceeds from the issuance of the $450 Million
Senior Notes.   The cash purchase price is subject to certain post-closing adjustments expected to be completed
during the fourth quarter of 2001.   The effective date of the transaction was April 1, 2001.

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

         The Company acquired a 50% equity interest in Starfish Pipeline Company LLC ("Starfish") which owns the
Stingray natural gas pipeline system and a related natural gas dehydration facility.    The Stingray system is a
375-mile FERC-regulated natural gas pipeline system that transports natural gas and injected condensate from certain production areas located in the Gulf of Mexico offshore Louisiana to onshore transmission systems
located in south Louisiana.   The natural gas dehydration facility is connected to the onshore terminal of the
Stingray system in south Louisiana.

         In addition to Starfish, the Company acquired a 25.67% equity interest in Ocean Breeze Pipeline Company
LLC ("Ocean Breeze") and Neptune Pipeline Company LLC ("Neptune") as well as a 33.92% equity interest in Nemo
Gathering Company, LLC ("Nemo").   Ocean Breeze and Neptune collectively own the Manta Ray and Nautilus natural gas gathering and transmission systems located in the Gulf of Mexico offshore Louisiana.  The Manta Ray system comprises approximately 225 miles of unregulated pipelines with a capacity of 750 MMcf/d and related equipment, the Nautilus system comprises approximately 101 miles of FERC-regulated pipelines with a capacity of 600 MMcf/d, and the Nemo system comprises approximately 24 miles of pipeline with a capacity of 300 MMcf/d.

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

         Diamond-Koch Storage Assets

         On October 29, 2001, the Company announced that it had executed a letter of intent to acquire storage
facilities from affiliates of Ultramar Diamond Shamrock Corporation and Koch Industries, Inc.   The storage

facilities consist of 30 salt dome storage caverns with a permitted capacity of 77 million barrels located near
the Company's Mont Belvieu complex.   These caverns provide storage services for mixed NGLs, ethane, propane, butanes, natural gasoline and olefins, such as ethylene, polymer grade propylene, chemical grade propylene and
refinery grade propylene.   The completion of this transaction is subject to the execution of a definitive
agreement and regulatory approvals.   The parties anticipate the transaction to be completed by the end of 2001.

         Current Business Environment

         During the third quarter of 2001, the U.S. NGL industry continued to recover from the first quarter of
2001 as a result of declining energy prices, particularly that of natural gas.   The lower energy costs have
contributed to increased volumes and profitability across  many of the Company's business operations.   The
decline in natural gas prices from the record levels of the first quarter of 2001 resulted in increased NGL extraction rates throughout the gas processing industry.  Consequently, the Company is continuing to see an increase in NGL volumes available for fractionation and/or transportation.

         Natural gas prices continued to decline in the third quarter of 2001 compared to the first six months of
2001.  After peaking at near $10 per MMBtu in January 2001, natural gas prices decreased to less than $3 per
MMBtu in October 2001 which is within the historical norm in terms of relative value to other forms of energy.
Industry expectations are that natural gas prices will remain within the historical norm relative to other forms of energy for most of the upcoming winter due to the weak domestic economy and a strong supply picture.
Although the lower prices have led some  producers to scale back their gas exploration and production projects, the industry expects that the current short-term imbalance of excess supply is temporary.

         In the third quarter of 2001, NGL prices declined along with those of other forms of energy.   The
resultant loss of value has been mitigated (or in some cases, reversed) by the Company's hedging activities.
During the fourth quarter of 2001, the Company expects that natural gas and NGL prices will be within the historical range in terms of relative value with other forms of energy.

         The Company's recently acquired natural gas pipeline businesses have benefited from increased drilling activities associated with expected long-term demand growth for natural gas.  The expected long-term outlook for natural gas is positive as new gas-fired electric generation facilities commence operations and the domestic
economy rebounds.     Also, the Company's Nemo natural gas pipeline started operations in August 2001.   This
system is currently transporting approximately 50,000 MMBtu/d of natural gas from the Shell Brutus field, which
began production during the third quarter of 2001.    When fully developed in early 2002, the Shell Brutus field
is expected to produce up to 150,000 MMBtu/d of natural gas which will be transported through Nemo.    This
additional volume will flow from Nemo into the Manta Ray/Nautilus pipeline systems and ultimately be processed at the Company's Neptune gas processing plant (at full extraction rates in 2002, the Brutus field production is expected to increase the Company's equity NGL production by up to 10 MBPD).

         At the Company's gas processing facilities, equity NGL production volumes were 62 MBPD in the third quarter of 2001, little changed from the second quarter of 2001 but significantly improved from the 46 MBPD of
the first quarter of 2001.   The equity NGL production rate seen in the first quarter was the result of minimal
NGL extraction rates caused by the abnormally high cost of natural gas.  As natural gas prices moderated in the second and third quarters, NGL extraction rates at the Company's gas processing facilities and those of other industry participants increased resulting in additional volumes throughout the NGL value chain; however, many gas processing plants were still not operating at full extraction rates due to below average processing margins.
With the current natural gas price environment, management anticipates that the Company's natural gas processing
facilities will operate at full NGL extraction rates during the fourth quarter.   Overall, the Company expects
equity NGL production to average approximately 80 MBPD during the fourth quarter of 2001.

         During the third quarter, the Company's isomerization and related merchant businesses experienced margins and volumes consistent with refinery demand associated with the end of the summer driving season.
Isomerization volumes are expected to remain near 80 MBPD during the fourth quarter of 2001.    Propylene
fractionation margins are expected to remain flat during the fourth quarter due to the weak economy and additional supplies coming to the market from new third party facilities.  Once domestic economic conditions improve, the Company expects that demand for propylene fractionation services will increase as the market absorbs the added supplies.

         NGL fractionation services at Mont Belvieu are competitive due to continued excess NGL fractionation capacity at this industry hub.  With newly contracted volumes such as those from the Sea Robin gas processing facility in Louisiana, the Company has raised the utilization rates of its Mont Belvieu NGL fractionator to near
capacity.   The BRF NGL fractionation facility, an equity investment of the Company, is projected to run at or near full capacity during the fourth quarter and the Promix NGL fractionation facility, another equity investment
of the Company, is expected to run at 110 MBPD, both on strong demand.   Management anticipates that its Norco
NGL fractionation facility will process at rates near its capacity of 50 MBPD during the fourth quarter of 2001 and show margin improvement as in-kind fees increase with the expected rise in overall NGL pricing.

         With regards to its major liquids pipelines, the Company expects its Louisiana Pipeline System to benefit from the seasonal rise in propane shipments that are carried on the Dixie Pipeline with the strongest
movements anticipated during the fourth quarter of 2001.   In addition, the Company expects that the projected
November 2001 completion of its Napoleonville to Sorrento pipeline (which is an expansion of its Louisiana
Pipeline System capacity) will result in increased shipments of natural gasoline to refineries along the
Mississippi River and transport of refinery grade propylene from Mississippi River refineries west to the Mont
Belvieu market.  This increase in pipeline volumes is expected to be obtained by attracting volumes that have
historically been transported by barge which is a more costly means of transportation versus by pipeline.   The
Company's Lou-Tex NGL Pipeline is expected to benefit from the addition of new customer volumes that will add approximately 6 MBPD of throughput volume in November 2001.

         EPIK's financial performance is expected to seasonally improve during the fourth quarter of  2001.
Exports of butane and propane are expected to increase as a result of moderating domestic prices for both
products relative to foreign markets.   This situation should make these products more competitive on the world market and EPIK should benefit from a higher utilization of the export terminal.  Activity at the Company's
Houston Ship Channel import facility is expected to be consistent with the fourth quarters of previous years.

         The Company's MTBE business is encountering the normal seasonal decline in spot MTBE prices.    MTBE
spot prices are generally stronger during the April to September period of each year which corresponds with the
summer driving season.    Management anticipates that equity earnings from its investment in BEF will be near breakeven during the fourth quarter of 2001 as a result of this pricing environment.

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

                                                                                                     Polymer
                         Natural                                            Normal                    Grade
                          Gas,      Crude Oil,    Ethane,      Propane,     Butane,    Isobutane,   Propylene,
                         $/MMBtu     $/barrel     $/gallon     $/gallon    $/gallon     $/gallon     $/pound
                       -----------------------------------------------------------------------------------------
                           (a)         (b)          (a)          (a)          (a)         (a)          (a)
Fiscal 1999:
   First quarter             $1.70       $13.05        $0.20        $0.24       $0.29        $0.31        $0.12
   Second quarter            $2.12       $17.66        $0.27        $0.31       $0.37        $0.38        $0.13
   Third quarter             $2.56       $21.74        $0.34        $0.42       $0.49        $0.49        $0.16
   Fourth quarter            $2.52       $24.54        $0.30        $0.41       $0.52        $0.52        $0.19
Fiscal 2000:
   First quarter             $2.49       $28.84        $0.38        $0.54       $0.64        $0.64        $0.21
   Second quarter            $3.41       $28.79        $0.36        $0.52       $0.60        $0.68        $0.26
   Third quarter             $4.22       $31.61        $0.40        $0.60       $0.68        $0.67        $0.26
   Fourth quarter            $5.22       $31.98        $0.49        $0.67       $0.75        $0.73        $0.24
Fiscal 2001:
   First quarter (c)         $7.00       $28.81        $0.43        $0.55       $0.63        $0.69        $0.23
   Second quarter            $4.61       $27.88        $0.33        $0.46       $0.53        $0.63        $0.19
   Third quarter             $2.84       $26.65        $0.25        $0.41       $0.50        $0.49        $0.16

----------------------------------------------------------------------------------------------------------------
   (a)  Natural gas, NGL and polymer grade propylene prices represent an average of index prices
   (b)  Crude Oil price is representative of West Texas Intermediate
   (c)  Natural gas prices peaked at approximately $10 per MMBtu in January 2001

Results of Operation of the Company

         The Company has five reportable operating segments: Fractionation, Pipelines, Processing, Octane
Enhancement and Other.  Fractionation primarily includes NGL fractionation, butane isomerization (converting normal butane into high purity isobutane) and polymer grade propylene fractionation services. Pipelines consists
of  liquids and natural gas pipeline systems, storage and import/export terminal services.   Processing includes
the natural gas processing business and its related NGL merchant activities.  Octane Enhancement represents the
Company's 33.3% ownership interest in a facility that produces motor gasoline additives to enhance octane
(currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

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

         The Company's gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income for the three and nine month periods ended September 30, 2001 and 2000 were as follows:

                                                           For Three Months Ended                 For Nine Months Ended
                                                               September 30,                          September 30,
                                                    -------------------------------------  -------------------------------------
                                                          2001               2000                2001               2000
                                                    -------------------------------------  -------------------------------------

Gross operating margin by segment:
     Fractionation                                           $35,189            $32,510            $ 93,660           $ 96,432
     Pipeline                                                 22,415             10,292              65,234             39,119
     Processing                                               52,026             29,083             148,536             87,123
     Octane enhancement                                          909              2,190               6,311             13,002
     Other                                                       310                429               1,256              1,855
                                                    -------------------------------------  -------------------------------------
Gross operating margin total                                 110,849             74,504             314,997            237,531
     Depreciation and amortization                            13,072              9,029              34,894             25,907
     Retained lease expense, net                               2,660              2,660               7,980              7,984
     Loss (gain) on sale of assets                                (5)               (27)               (392)             2,276
     Selling, general and administrative expenses              7,716              6,978              21,621             20,020
                                                    -------------------------------------  -------------------------------------
Consolidated operating income                                $87,406            $55,864            $250,894           $181,344
                                                    =====================================  =====================================

         The Company's significant production and other volumetric data (on a net basis) for the three and nine month periods ended September 30, 2001 and 2000 were as follows:

                                                     For the three months ended           For the nine months ended
                                                           September 30,                        September 30,
                                                 -----------------------------------  -----------------------------------
                                                       2001              2000               2001              2000
                                                 -----------------------------------  -----------------------------------
MBPD, Net
---------
Equity NGL Production                                           62               73                  57               72
NGL Fractionation                                              224              214                 198              216
Isomerization                                                   81               84                  82               77
Propylene Fractionation                                         34               34                  31               34
Octane Enhancement                                               5                6                   4                5
Major NGL and  Petrochemical Pipelines                         479              289                 452              334

MMBtu/D, Net
------------
Natural Gas Pipelines                                    1,426,463                            1,342,104

Three Months Ended September 30, 2001 compared with Three Months Ended September 30, 2000

         Revenues, Costs and Expenses and Operating Income.   The Company's revenues increased to $729.6 million
in 2001 compared to $721.9 million in 2000.    The Company's operating costs and expenses decreased to $634.5
million versus $659.0 million in 2000.   Operating income increased to $87.4 million in 2001 from $55.9 million in 2000.  Third quarter 2001 revenues and expenses for Fractionation, Processing, Octane Enhancement and Other
decreased relative to third quarter 2000 amounts primarily due to falling NGL prices and energy cost-related fees and expenses.  Offsetting these declines was an increase in revenues and expenses in the Pipelines segment
attributable to the acquisition of Acadian Gas and the Gulf of Mexico natural gas pipeline systems in 2001.   The
majority of the increase in operating income for 2001 is attributable to $48.2 million in income relating to the
Company's commodity hedging activities.

         Fractionation.  The Company's gross operating margin for the Fractionation segment increased to $35.2 million in 2001 from $32.5 million in 2000.  NGL fractionation margin declined $0.3 million quarter-to-quarter

while net processing volumes increased to 224 MBPD in 2001 from 214 MBPD in 2000.   The slight decline in margin
is attributable to lower processing fees at Norco which are tied to NGL prices that were lower quarter-to-quarter.
The increase in NGL fractionation volumes is primarily due to the receipt of Sea Robin mixed NGL volumes at the
Company's Mont Belvieu fractionation facilities via the Lou-Tex NGL pipeline.    The Company's isomerization
business posted a slight $0.1 million decrease primarily due to a decline in volumes from 84 MBPD in 2000 to 81
MBPD in 2001.  The impact of lower isomerization volumes was offset by a decrease in energy-related costs
and other expenses.   Gross operating margin from propylene fractionation increased $2.2 million on volumes of 34
MBPD for both periods.   The increase in propylene fractionation margin is attributable to lower energy costs and other expenses.

         Pipelines.  The Company's gross operating margin for the Pipelines segment was $22.4 million in 2001 compared to $10.3 million in 2000.  Of the $12.1 million increase, $4.2 million is attributable to natural gas pipelines acquired in 2001 (i.e., Acadian Gas and the Gulf of Mexico systems).  Natural gas pipeline volumes
averaged 1,426 BBtu/d on a net basis.   Margin from the recently completed Lou-Tex NGL Pipeline increased $4.2
million quarter-to-quarter on volumes of 34 MBPD.    The Lou-Tex NGL Pipeline was completed during the fourth
quarter of 2000.  Overall, net liquids throughput volumes increased to 479 MBPD in 2001 compared with 289 MBPD in
2000.  The majority of the 190 MBPD increase in liquids throughput volumes is attributable to (i) a 60 MBPD increase on the Louisiana Pipeline System due to strong demand for services, (ii) a 78 MBPD combined increase at the Houston Ship Channel import facility and on its related pipeline system related to seasonal butane import activity and (iii) the 34 MBPD from the Lou-Tex NGL Pipeline mentioned previously.  The volume increases on the
Louisiana Pipeline System and the import dock and its related pipeline system contributed to a combined $2.5 million increase in margin quarter-to-quarter.

         Processing.  For the third quarter of 2001, the Processing segment generated gross operating margin of
$52.0 million compared to $29.1 million during the same period in 2000.   The Processing segment includes the
Company's natural gas processing business and related merchant activities.   The Company's equity NGL production
was 62 MBPD for the 2001 quarter versus 73 MBPD for the same quarter in 2000.   The decline in volume is related
to the 2000 period reflecting near maximized NGL recoveries supported by strong NGL economics.  The 2001 equity
NGL production rate reflects slightly less favorable extraction economics but is greatly improved relative to the first quarter of 2001's 46 MBPD when natural gas prices (a major expense of gas processing operations) peaked at nearly $10 per MMBtu.

         Gross operating margin for the Processing segment includes the results of the Company's commodity
hedging activities.    The 2001 period includes $48.2 million in income from commodity financial instruments compared
to $5.4 million for the 2000 period.   The Company employs various hedging strategies to mitigate the effects of fluctuating commodity prices (primarily NGL prices) on its natural gas processing business and related merchant activities.

         A large number of the Company's commodity financial instruments are based on the historical relationship between natural gas prices and NGL prices.  This type of hedging strategy utilizes the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in the anticipated margins on NGL merchant activities and the value of the Company's equity NGL production.
During the third quarter of 2001, the Company benefited from a decline in natural gas prices relative to its
fixed positions.   The decline in natural gas prices allowed the Company to realize net cash gains on the
settlement and early closeout of certain positions of approximately $66.1 million.    The $17.9 million
difference between the realized amount and the $48.2 million in income from commodity financial instruments is
related to changes in non-cash mark-to-market amounts.   The non-cash mark-to-market income on positions open at
September 30, 2001 was $34.6 million (based on market prices at that date).

          If natural gas prices had not declined to the degree seen during the quarter, less income or a loss on hedging activities may have resulted offset somewhat by correlative higher NGL prices which would have increased the value of the Company's equity NGL production.  A variety of factors influence whether or not the
Company's hedging strategy is successful.  For additional information regarding the Company's commodity financial instruments, see Item 3 "Quantitative and Qualitative Disclosures about Market Risk" on page 38.

         Octane Enhancement.  The Company's gross operating margin for Octane Enhancement decreased $1.2 million
in the third quarter of 2001 compared to 2000 levels.   MTBE production, on a net basis, was 5 MBPD for the 2001

quarter versus 6 MBPD for the 2000 quarter.    The decline in margin is primarily due to the lower MTBE volumes and a decrease in by-product revenues offset by lower energy-related costs quarter-to-quarter.

         Interest expense.  Interest expense for the third quarter of 2001 increased $5.1 million over the same period in 2000.  The increase is attributable higher average debt levels in 2001 of $854.0 million compared with
$437.0 million in 2000.  The higher debt levels are associated with the issuance of the $450 Million Senior Notes in January 2001 of which the proceeds were used to acquire Acadian Gas and interests in the Gulf of Mexico natural gas pipeline systems.

Nine Months Ended September 30, 2001 compared with Nine Months Ended September 30, 2000

         Revenues, Costs and Expenses and Operating Income.   The Company's revenues increased to $2.5 billion in
2001 compared to $2.1 billion in 2000.   The Company's operating costs and expenses increased to $2.3 billion in
2001 from $1.9 billion in 2000.   Operating income increased to $250.9 million in 2001 from $181.3 million in
2000.  The rise in year-to-date revenues is primarily due to the addition of Acadian Gas' revenues and increased
merchant business activities.   The Acadian Gas acquisition was effective April 1, 2001.   The rise in
year-to-date expenses is attributable to expenses of Acadian Gas, higher than normal natural gas prices during the first half of 2001 which affected energy-related operating costs at the Company's facilities offset by significant income from the Company's commodity hedging activities.  As a result, operating income was positively influenced by the above noted factors.

         Fractionation.   The Company's gross operating margin for the Fractionation segment decreased to $93.7
million in 2001 from $96.4 million in 2000.   NGL fractionation margin decreased $14.9 million primarily due to
lower processing volumes and higher energy-related operating costs.   NGL fractionation net volumes decreased to
198 MBPD for the first nine months of 2001 compared to 216 MBPD during the same period in 2000.   The decrease is
the result of lower NGL extraction rates at gas processing facilities in early 2001 (due to the high cost of
natural gas) versus 2000 when the industry was maximizing NGL production.   For the first nine months of 2001,
gross operating margin from isomerization services increased $11.1 million compared to 2000 primarily due to an
increase in volumes and toll processing fees.   Isomerization volumes increased to 82 MBPD during the first nine months of 2001 versus 77 MBPD during the same period in 2000 due to increased demand for the Company's
services.   Gross operating margin from propylene fractionation decreased $0.5 million compared to the first nine
months of 2000 primarily due to higher energy costs, moderating prices and lower volumes.   Net propylene
fractionation volumes were 31 MBPD in 2001 versus 34 MBPD in 2000.

         Pipelines.   The Company's gross operating margin for the Pipelines segment was $65.2 million in 2001
compared to $39.1 million in 2000.   Of the $26.1 million increase, $11.0 million is attributable to natural gas transportation investments acquired in 2001 (i.e., Acadian Gas and the Gulf of Mexico systems).  The Company's
Lou-Tex NGL Pipeline (completed in the fourth quarter of 2000) added $9.3 million on volumes of 26 MBPD.  In addition, margin on the Company's Lou-Tex Propylene Pipeline for 2001 was $3.4 million higher than 2000
(primarily due to this asset being purchased in March 2000).   Demand for imported mixed NGLs (particularly
commercial butanes) resulted in a $5.1 million increase in margins for the Houston Ship Channel import facility
and related pipeline system.   The increase in commercial butane imports was related to the seasonal demand for isobutane which occurred between February and May 2001.

         Processing.   For the first nine months of 2001, the Processing segment generated gross operating margin
of $148.5 million compared to $87.1 million during the same period in 2000.    The $61.4 million increase in
margin is attributable to the Company's commodity hedging activities and merchant business offset by lower equity
NGL production and prices and higher energy-related costs.

         As discussed earlier under the Processing segment's quarter-to-quarter variance explanation (see page
31), the Company employs various hedging strategies in an effort to mitigate the effects of fluctuating commodity prices (primarily NGL prices) on its natural gas processing business and related merchant activities.  Gross operating margin for the first nine months of 2001 reflects $118.5 million in income from commodity financial instruments compared with $8.4 million for the same period in 2000.  Of the $118.5 million in hedging income recognized during 2001, $83.9 million has been realized with the difference of $34.6 million attributable to
non-cash mark-to-market income on positions that were open at September 30, 2001.   The September 30, 2001 $34.6

million in mark-to-market income is based on market prices at that date. The change in hedging income between the
2001 and 2000 periods more than offset the effects of the lower equity NGL volumes and prices and higher
energy-related costs.   A variety of factors  influence whether or not the Company's hedging strategy is successful.  For additional information regarding the Company's commodity financial instruments, see Item 3
"Quantitative and Qualitative Disclosures about Market Risk" on page 38.

         Processing's merchant business benefited from strong demand for propane in the first quarter of 2001 for
heating and isobutane in the second quarter of 2001 for refining.   Equity NGL production averaged 57 MBPD during
the 2001 period versus 72 MBPD during the 2000 period.    The 2001 rate of 57 MBPD reflects the very low 46 MBPD
NGL extraction rates of the first quarter of 2001 when natural gas prices (a major expense of gas processing
operations) were at their peak.   As natural gas prices have declined since January 2001, equity NGL production
has returned to higher levels.   The 2000 equity NGL production rate reflects a period in which gas processors were operating facilities at near full NGL extraction rates.

         Octane Enhancement.   The Company's gross operating margin for Octane Enhancement decreased $6.7 million in the first nine months of 2001 compared with the same period in 2000.  MTBE production, on a net basis, was 4
MBPD in 2001 and 5 MBPD in 2000.  The decrease in volumes is attributable to a prolonged maintenance outage which
lasted from December 2000 until February 2001.   The decline in margin is primarily due to the lower MTBE
volumes, a decrease by-product revenues and an increase in energy-related and other expenses period-to-period.

         Interest expense.   Interest expense for the first nine months of 2001 increased $12.6 million over the
first nine months of 2000.   The increase is primarily due to additional interest expense associated with the
$450 Million Senior Notes issued in January 2001 of which the proceeds were used to acquire Acadian Gas and interests in the Gulf of Mexico natural gas pipeline systems.

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

         As noted above, certain of the Company's liquidity and capital resource requirements are met using borrowings under bank credit facilities and/or the issuance of additional Common Units or public debt (separately
or in combination).   As of September 30, 2001, availability under the Company's revolving bank credit facilities was $400 million (which may be increased to $500 million under certain conditions).  In addition to the existing revolving bank credit facilities, a subsidiary of the Company issued $450 million of public debt in January 2001
(the "$450 Million Senior Notes") using the remaining shelf availability under its $800 million December 1999
universal shelf registration (the "December 1999 Registration Statement").   The proceeds from this offering were
used to acquire the Acadian Gas and Gulf of Mexico natural gas pipeline systems, to finance the cost to construct certain NGL pipelines and related projects and for working capital and other general partnership purposes.  On
February 23, 2001, the Company filed a $500 million universal shelf registration (the "February 2001 Registration
Statement") covering the issuance of an unspecified amount of equity or debt securities or a combination thereof.  For a broader discussion of the Company's outstanding debt and changes therein, see the section below labeled "Long-term Debt".

         In June 2000, the Company received approval from its Unitholders to increase by 25,000,000 the number of
Common Units available (and unreserved) to the Company for general partnership purposes during the Subordination
Period.   This increase has improved the future financial flexibility of the Company in any potential business expansions or acquisitions.

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

         Consolidated Cash Flows for the nine months ended September 30, 2001 and 2000.  Cash inflows from operating activities were $124.8 million for the first nine months of 2001 compared to $180.8 million for the
same period in 2000.   Cash flows from operating activities primarily reflect the effects of net income, depreciation and amortization, equity income and distributions from unconsolidated affiliates, fluctuations in fair values of financial instruments and changes in operating accounts.  Net income increased $55.0 million for
2001 compared to 2000 primarily due to reasons mentioned previously under Results of Operation of the Company.
Depreciation and amortization increased a combined $9.3 million in 2001 over 2000 totals primarily due to additional capital expenditures and business acquisitions.

         Equity in income of unconsolidated affiliates decreased $5.9 million in 2001 compared with 2000 levels.
The decrease is attributable to (i) lower earnings from NGL fractionation and pipeline investments in 2001 relative to 2000 primarily due to a decrease in available NGL volumes resulting from the low extraction rates in early 2001 and (ii) a decline in BEF margins (see Octane Enhancement discussion under Results of Operation of the
Company) offset by equity earnings from the newly acquired Gulf of Mexico natural gas pipeline systems.  The
Company received $30.6 million in distributions from its equity method investments in 2001 compared to $26.0
million in 2000.   The $4.6 million increase is primarily related to distributions received from the Company's newly acquired Gulf of Mexico natural gas pipeline systems.  Of the operating accounts, changes in 2001 receivable and payable balances have been influenced by the decline in natural gas and NGL prices since the beginning of the year.  Overall, the net effect of changes in operating accounts from period to period is generally the result of timing of NGL sales and purchases near the end of the period and changes in inventory values related to pricing or volumes or a combination thereof.

         Operating cash flows also includes an adjustment for the $39.4 million in non-cash mark-to-market income related to commodity and interest rate hedging activities.  Of this amount, $34.6 million is attributable to the commodity financial instrument portfolio with the balance pertaining to interest rate swaps.  For a more complete description of the Company's risk management policies and potential exposures, see  "Item 3. Quantitative and
Qualitative Disclosures about Market Risk" and Note 10 of the Notes to Unaudited Consolidated Financial
Statements.

         Cash used for investing activities was $437.6 million in 2001 compared to $195.9 million in 2000.   Cash
outflows included capital expenditures of $92.6 million in 2001 versus $200.2 million in 2000.  Capital expenditures for 2000 include $99.5 million for the purchase of the Lou-Tex Propylene Pipeline and related assets.  In addition, capital expenditures include maintenance capital project costs of $3.8 million in 2001 and
$2.3 million in 2000.   The Company's completion of the Acadian Gas business acquisition resulted in an initial payment to Shell of $225.7 million in April 2001, subject to certain post-closing purchase price adjustments.
The 2000 period also includes $6.5 million in cash receipts related to the Company's participation in the BEF note, which was extinguished in May 2000 with BEF's final principal payment.  Lastly, investing cash outflows in
2001 includes $119.9 million in investments in and advances to unconsolidated affiliates compared to $2.3 million
in 2000.   The increase is due to the purchase of the Gulf of Mexico natural gas pipeline systems in January
2001.

         Cash receipts from financing activities were $310.5 million during 2001 compared to $51.3 million in
2000.  Cash flows from financing activities are primarily affected by repayments of debt, borrowings under debt
agreements and distributions to partners.   The 2001 period includes proceeds from the $450 Million Senior Notes issued in January 2001 whereas the 2000 period includes proceeds from the $350 Million Senior Notes and $54
Million MBFC Loan and the associated repayments on various bank credit facilities.    Cash outlays for financing
activities also include $8.8 million paid by a consolidated trust to purchase Common Units to fund a long-term incentive plan (see "Units acquired by Trust" below).

         Distributions to partners and the minority interest increased to $118.3 million in 2001 from $104.4 million in 2000 primarily due to an increase in the quarterly distribution rate. See Note 8 of the Notes to Unaudited

Consolidated Financial Statements for a history of quarterly distribution rates and increases since the first
quarter of 1999.   In October 2001, the Company announced that it had again increased its quarterly distribution rate from $0.5875 per Common Unit to $0.625 per Common Unit beginning with the distribution payable in November
2001.   This increase in the quarterly distribution rate in conjunction with the conversion of 5.0 million of the
Shell Special Units into Common Units in August 2001 (see "Issuance of last installment of Special Units to
Shell" below) will result in the quarterly cash outlay for distributions to the partners increasing by approximately $5.7 million.

         During the first nine months of 2001, the Company has invested $338 million in business acquisitions and
the purchase of equity interests in other companies.   These investments include the acquisition of Acadian Gas
and interests in four natural gas pipelines in the Gulf of Mexico.   The Company will continue to analyze
potential acquisitions, joint ventures or similar transactions with businesses that operate in complementary
markets and geographic regions.   In recent years, major oil and gas companies have sold non-strategic assets
including assets in the midstream natural gas industry in which the Company operates.   Management believes that
this trend will continue, and the Company expects independent oil and natural gas companies to consider similar
options.    In addition, management believes that the Company is well positioned to continue to grow through
acquisitions that will expand its platform of assets and through internal growth.    The Company anticipates that
it will achieve its conservative annual growth objective for 2001:   investing over $400 million in energy
infrastructure projects and acquisitions while increasing its cash distribution rate to Unitholders by at least
10% for the full year.

         The cash distribution policy (as managed by the General Partner at its sole discretion) has allowed the
Company to retain a significant amount of cash flow for reinvestment in the growth of the business.  Over the last two years, the Company has reinvested approximately $323.2 million to fund expansions and business acquisitions.  Management believes the cash distribution policy provides financial flexibility in executing the
Company's growth strategy.

         Future Capital Expenditures. The Company forecasts that $72.1 million will be spent during the remainder of 2001 on currently approved capital projects that will be recorded as property, plant and equipment  (the majority of which relate to various pipeline projects).  In addition, the Company estimates that its share of currently approved capital expenditures in the projects of its unconsolidated affiliates will be approximately
$0.5 million for the remainder of  2001.

         As of September 30, 2001, the Company had $8.2 million in outstanding purchase commitments attributable
to its capital projects.   Of this amount, $7.7 million is related to the construction of assets that will be recorded as property, plant and equipment and $0.5 million is associated with capital projects which will be recorded as additional investments in unconsolidated affiliates.

         New environmental regulations in the state of Texas may necessitate extensive redesign and modification of the Company's Mont Belvieu facilities to achieve the air emissions reductions needed for federal Clean Air Act compliance in the Houston-Galveston area.  The technical practicality and economic reasonableness of these regulations have been challenged under state law in litigation filed on January 19, 2001, against the Texas
Natural Resource Conservation Commission and its principal officials in the District Court of Travis County,
Texas,  by  a coalition of major Houston-Galveston area industries including the Company.  Until the litigation is resolved, the precise level of technology to be employed and the cost for modifying the facilities to achieve the required amount of reductions cannot be determined.  The litigation has been stayed by agreement of the parties pending the outcome of expanded, cooperative scientific research to more precisely define sources and mechanisms of air pollution in the Houston-Galveston area.  Completion of this research is anticipated in mid-2002. Regardless of the results of the research and the outcome of the litigation, expenditures for emissions reduction projects will be spread over several years, and management believes the Company will have adequate liquidity and capital resources to undertake them.  Capital funds have been budgeted  for work in 2002 that will begin making emissions  reduction modifications on certain Mont Belvieu facilities.  The methods employed to achieve these reductions will be compatible with whatever regulatory requirements are eventually put in place.
For additional information about this litigation, see the discussion under the topic Clean Air Act--General on page 22 of the Company's Form 10-K for fiscal 2000.

         Long-term Debt.  Long-term debt consisted of the following at:

                                                                              September 30,       December 31,
                                                                                   2001               2000
                                                                            ---------------------------------------
Borrowings under:
     $350 Million Senior Notes, 8.25% fixed rate, due March 2005                      350,000             350,000
     $54 Million MBFC Loan, 8.70% fixed rate, due March 2010                           54,000              54,000
     $450 Million Senior Notes, 7.50% fixed rate, due February 2011                   450,000
                                                                            ---------------------------------------
            Total principal amount                                                    854,000             404,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt (see Note 10)                                 1,833
Less unamortized discount on:
     $350 Million Senior Notes                                                           (126)               (153)
     $450 Million Senior Notes                                                           (264)
Less current maturities of long-term debt
                                                                            ---------------------------------------
            Long-term debt                                                           $855,443            $403,847
                                                                            =======================================

         The Company has the ability to borrow under the terms of its $250 Million Multi-Year Credit Facility
and $150 Million 364-Day Credit Facility.   The $150 Million 364-Day Credit Facility has an original maturity
date of November 16, 2001.   An amendment to the 364-Day Credit Facility to extend this date through November 15,
2002 was consented to by the lenders in early November 2001.   No amount was outstanding under either of these
two revolving credit facilities at September 30, 2001 or December 31, 2000.

         At September 30, 2001, the Company had a total of $75 million of standby letters of credit capacity under its $250 Million Multi-Year Credit Facility of which $14.9 million was outstanding.

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

     -    subject to a make-whole redemption right;
     -    an unsecured  obligation  and rank  equally  with  existing and future unsecured  and  unsubordinated  indebtedness  and senior to any future subordinated indebtedness; and,
     -    guaranteed  by the Company  through an  unsecured  and  unsubordinated guarantee.

The Company was in compliance with the restrictive covenants associated with the $350 Million and $450 Million
Senior Notes at September 30, 2001.

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

         Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative
Instruments and Hedging Activities (as amended and interpreted) on January 1, 2001, the Company recorded a $2.3 million non-cash increase in the fair value of its fixed-rate debt.  SFAS No. 133 required that the Company's interest rate swaps and their associated hedged fixed-rate debt be recorded at fair value upon adoption of the
standard.   After adoption of the standard, the interest rate swaps were dedesignated due to differences in the estimated maturity dates of the interest rate swaps versus the fixed-rate debt.  As a result, the fair value of the hedged fixed-rate debt will not be adjusted for future changes in fair value and the $2.3 million increase in the fair value of the debt will be amortized to earnings over the remaining life of the fixed-rate debt to which it applies, which approximates 10 years.  See Note 5 and Note 10 of the Notes to Unaudited Consolidated Financial
Statements for additional information regarding interest rate swaps and the associated change in the fair value of the fixed-rate debt.

Recently Issued Accounting Standards

         In June 2001, the FASB issued two new pronouncements: SFAS No. 141, " Business Combinations", and SFAS
No. 142, "Goodwill and Other Intangible Assets".   SFAS No. 141 prohibits the use of the pooling-of-interest
method for  business combinations initiated after June 30, 2001 and also applies to all business combinations
accounted for by the purchase method that are completed after June 30, 2001.   There are also transition
provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS No. 142 is effective for the Company's fiscal year  beginning January 1, 2002  for  all goodwill and other intangible assets recognized in its consolidated balance sheet at that date, regardless of when those assets were initially recognized.

         At present, the Company's intangible assets include the values assigned to the 20-year Shell natural gas processing agreement and the excess cost of the purchase price over the fair market value of the assets acquired
from Mont Belvieu Associates, both of which were initially recorded in 1999.   The value of the Shell Processing
Agreement is being amortized over its contract term and the excess cost of the purchase price over the fair market value of the assets acquired from Mont Belvieu Associates is being amortized over 20 years.  Based upon initial interpretations of the new accounting standards, the Company anticipates that the Shell Processing
Agreement will continue to be amortized over its contract term; however, the excess cost attributable to Mont
Belvieu Associates will be reclassified to goodwill in accordance with the new standard and its amortization will cease (currently, $0.5 million in amortization expense annually).  This goodwill would then be subject to impairment testing as prescribed in SFAS No. 142.

         The Company is continuing to evaluate the complex provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.

         In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset
Retirement Obligations", in June 2001.  This statement establishes accounting standards for the recognition and
measurement of a liability for an asset retirement obligation and the associated asset retirement cost.   This
statement is effective for the Company's fiscal year beginning January 1, 2003.   In August 2001, the FASB issued
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be
disposed of.   This statement is effective for the Company's fiscal year beginning January 1, 2002.  Management is currently studying both SFAS No. 143 and No. 144 for  their possible impact on the consolidated financial statements when they are adopted.

Issuance of last installment of Special Units to Shell

         On or about June 30, 2001, Shell met certain year 2001 performance criteria for the issuance of the last installment of 3.0 million non-distribution bearing, convertible Contingency Units (referred to as Special Units once they are issued).  Under a contingent unit agreement with Shell executed as part of the 1999 TNGL acquisition, the Company issued these Special Units on August 2, 2001.

         The value of these Special Units was determined to be $117.1 million using present value techniques.
This amount increased  the purchase price of the TNGL acquisition and the value of the Shell Processing Agreement
when the issue was recorded in August 2001.   This amount also increased the equity position of Shell in the
Company by $117.1 million with the General Partner contributing $1.2 million to maintain its respective ownership  in the Company.  The $117.1 million increase in value of the Shell Processing Agreement will be
amortized over the remaining life of the contract.   As a result, amortization expense will increase by
approximately $1.6 million per quarter ($6.5 million annually).

         In accordance with existing agreements with Shell, 5.0 million of Shell's original issue of Special
Units converted into Common Units on August 2, 2001.   The issuance of the 3.0 million new Contingency Units had
a impact on diluted earnings per Unit beginning with the third quarter of 2001.  Likewise, the conversion of the
5.0 million Special Units into Common Units had a impact on basic earnings per Unit beginning in the same quarter.

Units acquired by Trust

         During the first quarter of 1999, the Company established a revocable grantor trust (the "Trust") to fund future liabilities of a long-term incentive plan.  At December 31, 2000, this consolidated Trust had purchased a total of 267,200 Common Units (the "Trust Units") which are accounted for in a manner similar to
treasury stock under the cost method of accounting.   During September 2001, the Trust purchased an additional
201,600 Common Units at a cost of $8.8 million.   The Trust Units are considered outstanding and will receive distributions; however, they are excluded from the calculation of earnings per Unit.

         In September 2001, the Board of Directors of the General Partner approved a modification to the
Company's 1,000,000 Unit buy-back program.  This two-year program, announced in July 2000, originally allowed the
Company to repurchase and retire up to 1,000,000 of its publicly-owned Common Units.  Management's intent under the buy-back program is to opportunistically acquire Common Units during periods of temporary market weakness at
price levels that would be accretive to the Company's remaining Unitholders.   The repurchase program will be
balanced with plans to grow the Company through investments in internally-developed projects and acquisitions,
while maintaining an investment grade debt rating.   As of December 31, 2000,  the Company had repurchased and
retired 28,400 of these Common Units.   The Board of Directors approved a modification to the plan that allows
both the Company and the Trust to repurchase Common Units under the buy-back program.   Under the terms of the
modification, purchases made by the Company will continue to be retired whereas purchases made by the Trust will remain outstanding and not be retired.

         As of September 30, 2001, 770,000 publicly-owned Common Units could be repurchased under the buy-back
program.   Purchases made by the Company will be funded by increased cash distributions from the Operating
Partnership's operating cash flows and borrowings under its bank credit facilities.   Purchases made by the Trust
will be funded by cash contributions from the Operating Partnership arising from similar sources.

Response to September 11, 2001 Terrorist Attacks

         Following the recent terrorist attacks in the United States, the Company's management instituted a review of security measures and practices and emergency response capabilities for all facilities and sensitive infrastructure.  In connection with this activity, the Company has participated in security coordination efforts with law enforcement and public safety authorities, industry mutual-aid groups and regulatory agencies.  As a result of these steps, security measures, techniques and equipment have been enhanced as appropriate on a location-by-location basis.  Further evaluation will be ongoing, with additional measures to be taken as specific governmental alerts, additional information about improving security and new facts come to the Company's attention.

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

Commodity Price Risk

         The Company's Processing and Octane Enhancement segments are directly exposed to commodity price risk through their respective business operations. The prices of natural gas, NGLs and MTBE  are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are
beyond the Company's control.   These factors include the level of domestic oil, natural gas and NGL production and development, the availability of imported oil and natural gas, actions taken by foreign oil and natural gas producing nations, the availability of transportation systems with adequate capacity, the availability of alternative fuels and products, seasonal demand for oil, natural gas and NGLs, conservation, the extent of governmental regulation of production and the overall economic environment.

         In order to manage this risk, the Company may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument.  The primary purpose of these risk management activities is to hedge exposure to price risks associated with natural gas, NGL production and inventories, firm commitments and certain anticipated transactions in the Company's Processing segment.  As an ancillary service,
Acadian Gas utilizes commodity financial instruments to manage the sales/purchase price of natural gas for certain of its customers.

         The Company has adopted a commercial policy to manage its exposure to the risks generated by its natural
gas and related NGL businesses.   The objective of this policy is to assist the Company in achieving its profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner.  The Company enters into risk management transactions to manage price risk, basis risk, physical risk, or other risks related to its commodity positions on both a short-term (less than 30 days) and long-term basis, not to exceed 18 months.  The General Partner oversees the strategies of the
Company associated with physical and financial risks (such as those mentioned previously), approves specific activities of the Company subject to the policy (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

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
The sensitivity analysis model takes into account the following primary factors and assumptions:

     o    the current quoted market price of natural gas;
     o    the current quoted market price of NGLs;
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

         An increase in fair value of the commodity financial instruments (based upon the factors and assumptions noted above) approximates the income/gain that would be recognized in earnings if all of the commodity financial instruments were settled at the respective balance sheet dates.  Conversely, a decrease in fair value of the commodity financial  instruments would result in the recording of a loss at the respective balance sheet date.

         The sensitivity analysis model does not include the impact that the same hypothetical price movement
would have on the hedged commodity positions to which they relate.   Therefore, the impact on the fair value of
the commodity financial instruments of a  change in commodity prices would be offset by a corresponding gain or loss on the hedged commodity positions, assuming:

     o    the commodity financial instruments are not closed out in advance of their expected term,
     o    the commodity financial instruments function effectively as hedges of the underlying risk, and
     o    as applicable, anticipated underlying transactions settle as expected.

         The Company routinely reviews its open commodity financial instruments in light of current market
conditions.   If market conditions warrant, some instruments may be closed out in advance of their contractual
settlement dates thus realizing income or loss depending on the specific exposure.   When this occurs, the
Company may enter into new commodity financial instruments to reestablish the hedge of the commodity position to which the closed instrument relates.

         Under the guidelines of SFAS No. 133, as amended and interpreted, a hedge is normally regarded as effective if, among other things, at inception and throughout the life of the hedge, the Company could expect changes in the fair value of the hedged item to be almost fully offset by the changes in the fair value of the hedging instrument.  Currently, the Company's commodity financial instruments do not qualify as effective hedges under the guidelines of SFAS No. 133, with the result being that changes in the fair value of these financial
instruments are recorded on the balance sheet and in earnings through mark-to-market accounting.   The use of
mark-to-market accounting for the commodity financial instruments portfolio results in a degree of non-cash earnings volatility that is dependant upon changes in the underlying commodity prices.  Even though the commodity financial instruments do not qualify for hedge accounting treatment under the specific guidelines of SFAS No.
133, the Company views these financial instruments as hedges inasmuch as this was the intent when such
contracts are executed.   This characterization is consistent with the actual economic performance of the contracts to date and the Company expects these financial instruments to continue to mitigate commodity price risk in the future.  For additional information regarding commodity financial instruments, see Note 10 of the
Notes to Unaudited Consolidated Financial Statements.

                         Sensitivity Analysis for Commodity Financial Instruments Portfolio
                             Estimates of Fair Value ("FV") and Earnings Impact ("EI")
                         due to selected changes in quoted market prices at dates selected

                                                                             December      September     November
                                                                             31, 2000      30, 2001       9, 2001
                                                                           ------------------------------------------
                                                                                   (in millions of dollars)
                                                                           ------------------------------------------

FV assuming no change in quoted market prices,           Asset (Liability)       $(38.6)      $  32.2           $ 13.6

FV assuming 10% increase in quoted market prices,        Asset (Liability)       $(56.3)      $  13.0           $  1.5
EI assuming 10% increase in quoted market prices,        Income (Loss)           $(17.7)      $ (19.2)          $(12.1)

FV assuming 10% decrease in quoted market prices,        Asset (Liability)       $(20.9)      $  51.5           $ 25.7
EI assuming 10% decrease in quoted market prices,        Income (Loss)           $ 17.7       $  19.3           $ 12.1

         The fair value of the commodity financial instruments at December 31, 2000 was estimated at $38.6 million payable.  On September 30, 2001, the fair value of the commodity financial instruments outstanding was estimated at $32.2 million receivable.  The change in fair value between December 31, 2000 and September 30, 2001 was primarily due to lower natural gas prices, settlement of certain open positions and a change in the composition of commodities hedged.  On November 9, 2001, the fair value of the commodity financial instruments was $13.6 million receivable primarily due to an increase in quoted market prices since September 30, 2001.

         Historical gains or losses resulting from these hedging activities are a component of the Company's operating costs and expenses as reflected in its Statements of Consolidated Operations.

Interest rate risk

         Variable-rate Debt.  At September 30, 2001 and 2000, the Company had no variable rate debt outstanding and as such had no financial instruments in place to cover any potential interest rate risk on its variable-rate
debt obligations.   Variable-rate debt obligations do expose the Company to possible increases in interest expense and decreases in earnings if interest rates were to rise.

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

         The interest rate swaps outstanding at December 31, 2000 reflected a notional amount of $154 million of
fixed-rate debt with the fair value of swaps estimated at $2.5 million.   By September  30, 2001, the notional
amount had been reduced to $104 million due to the early termination of one of the swaps by a counterparty with
the aggregate fair value of the remaining swaps estimated at $9.5 million.   The change in fair value between
December 31, 2000 and September  30, 2001 is related to lower interest rates and the decision by one counterparty not to exercise its early termination right.

         In October 2001, the Company and the counterparty to the swap related to the $350 Million Senior Notes
executed the early settlement of this swap.   As a result, the Company realized $4.7 million of the $7.3 million in non-cash mark-to-market income recognized through September 30, 2001 relating to its interest rate swaps.
Primarily due to this early termination, the fair value of the interest rate swap portfolio was $4.1 million receivable on November 9, 2001.

         The Company's interest rate swap agreements were dedesignated as hedging instruments after the adoption of SFAS No. 133; therefore, the interest rate swap agreements are accounted for on a mark-to-market basis.
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

         Other.  At September 30, 2001 and December 31, 2000, the Company had $67.1 million and $60.4 million invested in cash and cash equivalents, respectively.  All cash equivalent investments other than cash are highly liquid, have original maturities of less than three months, and are considered to have insignificant interest rate risk.

Counterparty risk

         The Company has credit risk from its extension of credit for sales of products and services, and has
credit risk with its counterparties in terms of settlement risk associated with its financial instruments.   On
all transactions where the Company is exposed to credit risk, the Company analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of
these limits on an ongoing basis.   The counterparty to a majority of the Company's commodity financial instruments is a major Houston, Texas-based energy company.  The credit risk to this party is somewhat mitigated by cash or letters of credit held by the Company in an amount dependent upon the exposure with the counterparty.

Related Accounting Developments

         Due to the complexity of SFAS No. 133, the FASB is continuing to provide guidance about implementation issues.  Since this guidance is still continuing, the initial conclusions reached by the Company regarding the application of SFAS No. 133 upon adoption may be altered.  As a result, additional SFAS No. 133 transition
adjustments may be recorded in future periods as the Company adopts new FASB interpretations.   For additional
information regarding SFAS No. 133, see Note 10 of the Notes to Unaudited Consolidated Financial Statements.

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

*10.13   Fifth Amendment to Conveyance of Gas Processing Rights dated as of April 1, 2001 among Enterprise Gas
         Processing, LLC, Shell Oil Company, Shell Exploration and Production Company, Shell Offshore, Inc., Shell
         Consolidated Energy Resources, Inc., Shell Land and Energy Company and Shell Frontier Oil and Gas, Inc.
         (Exhibit 10.13 to Form 10-Q filed on August 13, 2001).

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith

         (b) Reports on Form 8-K

No Form 8-K reports were filed during the quarter ending September 30, 2001.

                                                    Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Enterprise Products Partners L.P.
                                               (A Delaware Limited Partnership)
                                               By:     Enterprise Products GP, LLC
                                                       as General Partner

                                                       /s/ Michael J. Knesek
                                                       ---------------------------------------------------------------
                                                       Vice President, Controller and
Date:   November 13, 2001                              Principal Accounting Officer