Form 10-Q
period 2002-03-31
ENTERPRISE PRODUCTS PARTNERS L P; ENTERPRISE PRODUCTS OPERATING L P
filed 2002-05-14
CIK 1061219, 1102995

                                                             UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the quarterly period ended March 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the transition period from ________ to ________.

                                                   Commission file numbers: 1-14323
                                                                            333-93239-01

                                               ENTERPRISE PRODUCTS PARTNERS L.P.
                                               ENTERPRISE PRODUCTS OPERATING L.P.
                                      (Exact name of registrants as specified in their charters)

                       Delaware                                              76-0568219
                       Delaware                                              76-0568220
           (State or other jurisdiction of                      (I.R.S. Employer Identification No.)
            incorporation of organization)

                               2727 North Loop West, Houston, Texas 77008-1037
                             (Address of principal executive offices) (Zip Code)

                     Registrant's telephone number, including area code: (713) 880-6500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                                            YES [X] NO [ ]

Limited Partner interests (e.g. Common Units) of Enterprise Products Partners L.P. trade on the New York Stock Exchange under symbol
"EPD".   As of May 14, 2002, 56,876,983 Common Units were outstanding.   Enterprise Products Operating L.P. is owned 98.9899% by
Enterprise Products Partners L.P. and 1.0101% by the General Partner of both registrants, Enterprise Products GP, LLC.   No common
equity securities of Enterprise Products Operating L.P. are publicly traded.

                                                        EXPLANATORY NOTE

This report constitutes a combined report for Enterprise Products Partners L.P. (the "Company")(Commission File No. 1-14323) and its
98.9899% owned subsidiary, Enterprise Products Operating L.P. (the "Operating Partnership")(Commission File No. 33-93239-01).  Since
the Operating Partnership owns substantially all of the Company's consolidated assets and conducts substantially all of the Company's business and operations, the information set forth herein, except for Part I, Item 1, constitutes combined information for the
Company and the Operating Partnership.  In accordance with Rule 3-10 of Regulation S-X, Part I, Item 1 contains separate financial statements for the Company and the Operating Partnership.

                                               ENTERPRISE PRODUCTS PARTNERS L.P.
                                               ENTERPRISE PRODUCTS OPERATING L.P.
                                                       TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  -----------
                                                          PART I

Glossary

Item 1.                    Financial Statements.
Item 1A.                          Enterprise Products Partners L.P.                                        1
Item 1B.                          Enterprise Products Operating L.P.                                      21

Item 2.                    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.                                                  39

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk.                    55

                                                          PART II

Item 6.                    Exhibits and Reports on Form 8-K.                                              58

Signatures page                                                                                           61

                                                            Glossary

The following abbreviations, acronyms or terms used in this Form 10-Q are defined below:

Acadian Gas                 Acadian Gas LLC and subsidiaries, acquired from Shell in April 2001
BBtu                        Billion British thermal units, a measure of heating value
BEF                         Belvieu Environmental Fuels, an equity investment of EPOLP
Belle Rose                  Belle Rose NGL Pipeline LLC, an equity investment of EPOLP
BPD                         Barrels per day
BRF                         Baton Rouge Fractionators LLC, an equity investment of EPOLP
BRPC                        Baton Rouge Propylene Concentrator, LLC, an equity investment of EPOLP
Company                     Enterprise Products Partners L.P. and its consolidated subsidiaries, including the Operating Partnership
CPG                         Cents per gallon
Diamond-Koch                Refers to affiliates of Valero Energy Corporation and Koch Industries, Inc.
Dixie                       Dixie Pipeline Company, an equity investment of EPOLP
EBITDA                      Earnings before interest, taxes, depreciation and amortization
EPCO                        Enterprise Products Company, an affiliate of the Company and our ultimate parent company
EPIK                        EPIK Terminalling L.P. and EPIK Gas Liquids, LLC, collectively, an equity investment of EPOLP
EPOLP                       Enterprise Products Operating L.P., the operating subsidiary of the Company
                            (also referred to as the "Operating Partnership")
EPU                         Earnings per Unit
FASB                        Financial Accounting Standards Board
GAAP                        Generally Accepted Accounting Principles of the United States of America
General Partner             Enterprise Products GP, LLC, the general partner of the Company and the
                            Operating Partnership
HSC                         Denotes our Houston Ship Channel pipeline system
Kinder Morgan               Kinder Morgan Operating LP "A"
La Porte                    La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively, an equity investment of the Company
LIBOR                       London interbank offering rate
MBA acquisition             Refers to the acquisition of Mont Belvieu Associates' remaining interest in the
                            Mont Belvieu NGL fractionation facility in 1999
MBFC                        Mississippi Business Finance Corporation
MBPD                        Thousand barrels per day
MMBtu/d                     Million British thermal units per day, a measure of heating value
MMBtus                      Million British thermal units, a measure of heating value
Mont Belvieu                Mont Belvieu, Texas
Mont Belvieu III            Refers to the propylene fractionation facility acquired from Diamond-Koch
MTBE                        Methyl tertiary butyl ether
NGL or NGLs                 Natural gas liquid(s)
NYSE                        New York Stock Exchange
Operating Partnership       Enterprise Products Operating L.P. and its subsidiaries
OTC                         Olefins Terminal Corporation, an equity investment of the Company
Promix                      K/D/S Promix LLC, an equity investment of EPOLP
SEC                         U.S. Securities and Exchange Commission
SFAS                        Statement of Financial Accounting Standards issued by the FASB
Shell                       Shell Oil Company, its subsidiaries and affiliates
TNGL acquisition            Refers to the acquisition of Tejas Natural Gas Liquids, LLC, an affiliate of
                            Shell, in 1999
Tri-States                  Tri-States NGL Pipeline LLC, an equity investment of EPOLP
VESCO                       Venice Energy Services Company, LLC,  a cost method investment of EPOLP
Wilprise                    Wilprise Pipeline Company, LLC, an equity investment of EPOLP

                                                 PART I. FINANCIAL INFORMATION.
                                          Item 1A. CONSOLIDATED FINANCIAL STATEMENTS.
                                               Enterprise Products Partners L.P.
                                                  Consolidated Balance Sheets
                                                     (Dollars in thousands)
                                                                                          March 31,
                                                                                            2002           December 31,
                                       ASSETS                                            (unaudited)           2001
                                                                                      -------------------------------------
Current Assets
     Cash and cash equivalents  (includes restricted cash of $14,521 at
       March 31, 2002 and $5,752 at December 31, 2001)                                      $   44,553         $  137,823
     Accounts and notes receivable - trade, net of allowance for doubtful accounts
       of $20,615 at March 31, 2002 and $20,642 at December 31, 2001                           257,191            256,927
     Accounts receivable - affiliates                                                            2,490              4,375
     Inventories                                                                               100,329             69,443
     Prepaid and other current assets                                                           44,943             50,207
                                                                                      -------------------------------------
               Total current assets                                                            449,506            518,775
Property, Plant and Equipment, Net                                                           1,535,196          1,306,790
Investments in and Advances to Unconsolidated Affiliates                                       411,292            398,201
Intangible assets, net of accumulated amortization of $16,156 at
     March 31, 2002 and $13,084 at December 31, 2001                                           252,142            202,226
Goodwill                                                                                        81,135
Other Assets                                                                                     6,991              5,201
                                                                                      -------------------------------------
               Total                                                                        $2,736,262         $2,431,193
                                                                                      =====================================

                          LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Current maturities of debt                                                                $50,000
     Accounts payable - trade                                                                   59,294            $54,269
     Accounts payable - affiliates                                                              15,301             29,885
     Accrued gas payables                                                                      258,550            233,536
     Accrued expenses                                                                           15,979             22,460
     Accrued interest                                                                            8,165             24,302
     Other current liabilities                                                                  58,665             44,764
                                                                                      -------------------------------------
               Total current liabilities                                                       465,954            409,216
Long-Term Debt                                                                               1,168,596            855,278
Other Long-Term Liabilities                                                                      7,981              8,061
Minority Interest                                                                               11,120             11,716
Commitments and Contingencies
Partners' Equity
     Common Units  (51,319,915 Units outstanding at March 31, 2002
       and 51,360,915 at December 31, 2001)                                                    608,333            651,872
     Subordinated Units (21,409,870 Units outstanding at March 31, 2002
       and December 31, 2001)                                                                  174,973            193,107
     Special Units (14,500,000 Units outstanding at March 31, 2002
       and December 31, 2001)                                                                  296,634            296,634
     Treasury Units acquired by Trust, at cost (204,600 Common Units
       outstanding at March 31, 2002 and 163,600 at December 31, 2001)                          (8,237)            (6,222)
     General Partner                                                                            10,908             11,531
                                                                                      -------------------------------------
               Total Partners' Equity                                                        1,082,611          1,146,922
                                                                                      -------------------------------------
               Total                                                                        $2,736,262         $2,431,193
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

                                 See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Partners L.P.
                                             Statements of Consolidated Operations
                                        (Dollars in thousands, except per Unit amounts)
                                                          (Unaudited)

                                                                            Quarter Ended
                                                                              March 31,
                                                                    -------------------------------
                                                                         2002           2001
                                                                    -------------------------------
REVENUES
Revenues from consolidated operations                                    $662,054        $836,315
Equity income in unconsolidated affiliates                                  9,227           2,011
                                                                    -------------------------------
         Total                                                            671,281         838,326
COST AND EXPENSES
Operating costs and expenses                                              664,423         777,741
Selling, general and administrative                                         7,962           6,168
                                                                    -------------------------------
         Total                                                            672,385         783,909
                                                                    -------------------------------
OPERATING INCOME (LOSS)                                                    (1,104)         54,417
                                                                    -------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                          (18,513)         (6,987)
Interest income from unconsolidated affiliates                                 30              24
Dividend income from unconsolidated affiliates                                954           1,632
Interest income - other                                                     1,334           3,998
Other, net                                                                    (77)           (280)
                                                                    -------------------------------
          Other income  (expense)                                         (16,272)         (1,613)
                                                                    -------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                                    (17,376)         52,804
MINORITY INTEREST                                                             173            (534)
                                                                    -------------------------------
NET INCOME (LOSS)                                                        $(17,203)       $ 52,270
                                                                    ===============================

ALLOCATION OF NET INCOME (LOSS) TO:
          Limited partners                                               $(18,449)       $ 51,288
                                                                    ===============================
          General partner                                                $  1,246        $    982
                                                                    ===============================

BASIC EARNINGS PER UNIT
          Income (loss) before minority interest                         $  (0.26)       $   0.77
                                                                    ===============================
          Net income (loss) per Common and Subordinated unit             $  (0.25)       $   0.76
                                                                    ===============================

DILUTED EARNINGS PER UNIT
          Income (loss) before minority interest                         $  (0.26)       $   0.62
                                                                    ===============================
          Net income (loss) per Common, Subordinated
                and Special unit                                         $  (0.25)       $   0.61
                                                                    ===============================

                     See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Partners L.P.
                                             Statements of Consolidated Cash Flows
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                                                Quarter Ended
                                                                                                  March 31,
                                                                                       ----------------------------------
                                                                                            2002             2001
                                                                                      ----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                            $(17,203)        $ 52,270
Adjustments to reconcile net income (loss) to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                            17,947           10,781
      Equity in income of unconsolidated affiliates                                            (9,227)          (2,011)
      Distributions received from unconsolidated affiliates                                    14,438            8,866
      Leases paid by EPCO                                                                       2,281            2,633
      Minority interest                                                                          (173)             534
      Loss (gain) on sale of assets                                                                14             (381)
      Changes in fair market value of financial instruments (see Note 12)                      30,141          (16,361)
      Net effect of changes in operating accounts                                             (48,191)          (7,634)
                                                                                      ----------------------------------
          Operating activities cash flows                                                      (9,973)          48,697
                                                                                      ----------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                          (17,112)         (25,338)
Proceeds from sale of assets                                                                       10              557
Business acquisitions, net of cash received                                                  (368,631)
Investments in and advances to unconsolidated affiliates                                      (10,752)        (113,083)
                                                                                      ----------------------------------
          Investing activities cash flows                                                    (396,485)        (137,864)
                                                                                      ----------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                     383,000          449,716
Long-term debt repayments                                                                     (20,000)
Debt issuance costs                                                                                             (3,125)
Cash distributions paid to partners                                                           (47,374)         (38,056)
Cash distributions paid to minority interest by Operating Partnership                            (485)            (393)
Cash contributions from EPCO to minority interest                                                  23               27
Cash contributions from minority interest                                                          39
Treasury Units purchased by Trust                                                              (2,015)
Increase in restricted cash                                                                    (8,769)
                                                                                      ----------------------------------
          Financing activities cash flows                                                     304,419          408,169
                                                                                      ----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (102,039)         319,002
CASH AND CASH EQUIVALENTS, JANUARY 1                                                          132,071           60,409
                                                                                      ----------------------------------
CASH AND CASH EQUIVALENTS, MARCH 31                                                          $ 30,032         $379,411
                                                                                      ==================================

                               See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Partners L.P.
                                      Notes to Unaudited Consolidated Financial Statements

1.  GENERAL

In the opinion of Enterprise Products Partners L.P., the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of its consolidated financial position as of
March 31, 2002 and consolidated results of operations and cash flows for the quarter ended March 31, 2002 and 2001.  Within these footnote disclosures of Enterprise Products Partners L.P., references to "we","us","our" or "the Company" shall mean the consolidated
financial statements of Enterprise Products Partners L.P..   References to "Operating Partnership" shall mean the consolidated financial statements of our primary operating subsidiary, Enterprise Products Operating L.P.

Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with our annual report on Form 10-K (File No. 1-14323) for the year ended December
31, 2001.

The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented within these footnote disclosures are stated in thousands of dollars, unless otherwise indicated.

Certain abbreviated entity names and other capitalized terms are described within the glossary of this quarterly report on Form 10-Q.

Two-for-one split of Limited Partner Units

On February 27, 2002, we announced that the General Partner had approved a two-for-one split for each class of our partnership
Units.  The partnership Unit split will be accomplished by distributing one additional partnership Unit for each partnership Unit outstanding to holders of record on April 30, 2002.  The Units will be distributed on May 15, 2002.  All references to number of
Units or earnings per Unit contained in this document relate to the pre-split Units, unless otherwise indicated.

2.  BUSINESS ACQUISITIONS

Acquisition of Diamond-Koch propylene fractionation business in February 2002

In February 2002, we completed the purchase of various propylene fractionation assets and certain inventories of refinery grade propylene, propane, and polymer grade propylene from Diamond-Koch.  These include a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas (the "Mont Belvieu III" facility), a 50% interest in an entity which owns a polymer grade propylene export terminal located on the Houston Ship Channel in La Porte, Texas, and varying interests in several supporting distribution pipelines and related equipment.  Mont Belvieu III has the capacity to produce approximately 41 MBPD of polymer grade propylene.  We will integrate these assets into our Mont Belvieu operations.  The purchase price of $239.0 million was funded by a drawdown on our Multi-Year and 364-Day Credit Facilities (see Note 7).

Acquisition of Diamond-Koch storage business in January 2002

In January 2002, we completed the purchase of various hydrocarbon storage assets from Diamond-Koch.  The storage facilities consist of 30 salt dome storage caverns with a useable capacity of 68 million barrels, local distribution pipelines and related equipment.

The facilities provide storage services for mixed natural gas liquids, ethane, propane, butanes, natural gasoline and olefins (such as ethylene), polymer grade propylene, chemical grade propylene and refinery grade propylene.

The facilities are located in Mont Belvieu, Texas and serve the largest petrochemical and refinery complex in the United States.
Collectively, they represent the largest underground storage operation of its kind in the world, containing 14% of the world's
underground storage capacity.   The size and location of the business provide it with a competitive position to increase its services
to expanding Gulf Coast petrochemical complexes.   We will integrate these assets into our existing storage operations located in
Mont Belvieu.  The purchase price of $129.6 million was funded by utilizing cash on hand.

Allocation of purchase price of Diamond-Koch acquisitions

The Diamond-Koch acquisitions will be accounted for under the purchase method of accounting and, accordingly, the initial purchase price of each has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                           Estimated Fair Values at
                                                    ----------------------------------------
                                                       Feb. 1, 2002        Jan. 1, 2002
                                                    ----------------------------------------
                                                         Propylene
                                                       Fractionation          Storage              Total
                                                    ------------------------------------------------------------
Inventories                                                   $  4,994                                $   4,994
Prepaid and other current assets                                 2,701            $     890               3,591
Property, plant and equipment                                   97,626              120,854             218,480
Investments in unconsolidated affiliates                         7,550                                    7,550
Intangible assets (see Note 6)                                  53,000                7,844              60,844
Goodwill                                                        73,279                                   73,279
Current liabilities                                               (107)                                    (107)
                                                    ------------------------------------------------------------
    Total purchase price                                      $239,043            $ 129,588            $368,631
                                                    ============================================================

The balances related to the Diamond-Koch acquisitions included in the consolidated balance sheet dated March 31, 2002 are based upon preliminary information and are subject to change as additional information is obtained.  The fair value estimates were developed by independent appraisers using recognized business valuation techniques.  The initial purchase price is subject to certain post-closing adjustments that are expected to be finalized during the second quarter of 2002.

The purchase price paid for the propylene fractionation business resulted in $73.3 million in goodwill.   The goodwill represents the
value management has attached to future earnings improvements, the strategic location of the assets and their connections and cost
advantaged assets.   Earnings from the propylene business are expected to improve substantially from the last few years with the years 2003 and 2004 projected to be peak years in the petrochemical business cycle.  Additionally, the demand for chemical grade and polymer grade propylene is forecast to grow at an average of 4.4% per year from 2002 to 2006.

The propylene fractionation assets are located in Mont Belvieu, Texas on the Gulf Coast, the largest natural gas liquids and petrochemical marketplace in the U.S.  The assets have access to substantial supply from major Gulf Coast and central U.S. producers of refinery grade propylene.  The polymer grade products produced at the facility have competitive advantages because of distribution
direct to customers via affiliated pipelines and through an affiliated export facility.   In addition, we believe this facility has
achieved operating cost efficiencies that are much lower than historical levels and are among the lowest in the industry.

Pro forma effect of business acquisitions

Our results of operations for the first quarter of 2002 includes two full months (February and March) of the propylene fractionation
business and three full months of the storage business.   Our 2001 results of operations do not include any impact from these acquisitions.  The following table presents selected unaudited pro forma information for the quarters ended March 31, 2002 and 2001 based on historical financial information of the Diamond-Koch propylene fractionation and storage businesses as if both acquisitions had occurred at the beginning of the periods presented.

The pro forma information is based upon data currently available to and certain estimates and assumptions by management and, as a result, are not necessarily indicative of our financial results had the transactions actually occurred on these dates.  Likewise, the unaudited pro forma information is not necessarily indicative of our future financial results.

                                                            Pro Forma Amounts for
                                                           Quarter Ended March 31,
                                                     -------------------------------------
                                                           2002               2001
                                                     -------------------------------------

Revenues                                                     $677,807           $939,874
Income (loss) before extraordinary item
   and minority interest                                     $(16,014)          $ 52,568
Net income (loss)                                            $(15,855)          $ 52,036

Allocation of net income (loss) to
      Limited partners                                       $(17,101)          $ 51,055
      General Partner                                        $  1,246           $    982

Units used in earnings per Unit calculations
      Basic                                                    72,763             67,667
      Diluted                                                  72,763             84,167

Income (loss) per Unit before minority interest
      Basic                                                  $  (0.24)          $   0.76
      Diluted                                                $  (0.24)          $   0.61

Net income (loss) per Unit
      Basic                                                  $  (0.24)          $   0.75
      Diluted                                                $  (0.24)          $   0.61

3.  PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation are as follows:

                                                     Estimated
                                                    Useful Life      March 31,        December 31,
                                                     in Years           2002              2001
                                                   ---------------------------------------------------
Plants and pipelines                                   5-35              $1,562,015       $ 1,398,843
Underground and other storage facilities               5-35                 249,108           127,900
Transportation equipment                               3-35                   3,682             3,736
Land                                                                         15,437            15,517
Construction in progress                                                     57,153            98,844
                                                                 -------------------------------------
    Total                                                                 1,887,395         1,644,840
Less accumulated depreciation                                               352,199           338,050
                                                                 -------------------------------------
    Property, plant and equipment, net                                   $1,535,196        $1,306,790
                                                                 =====================================

4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

We own interests in a number of related businesses that are accounted for under the equity or cost method.  The investments in and
advances to these unconsolidated affiliates are grouped according the operating segment to which they relate.   For a general
discussion of our operating segments, see Note 13.

We acquired three equity method unconsolidated affiliates as part of our acquisition of Diamond-Koch's propylene fractionation
business (see Note 2).   We purchased an aggregate 50% interest in La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.
(collectively, "La Porte") which together own a private polymer grade propylene pipeline extending from Mont Belvieu to La Porte,
Texas.    In addition, we acquired 50% of the outstanding capital stock of Olefins Terminal Corporation ("OTC") which owns a polymer grade propylene storage facility and related dock infrastructure (located on the Houston Ship Channel) for loading waterborne propylene vessels.  Both the La Porte and OTC investments are an integral part of our Mont Belvieu III propylene fractionation
operations.   These investments are classified as part of our Fractionation operating segment.

The following table shows investments in and advances to unconsolidated affiliates at:

                                                Ownership         March 31,         December 31,
                                               Percentage            2002                2001
                                             --------------------------------------------------------
Accounted for on equity basis:
     Fractionation:
        BRF                                           32.25%            $ 29,309            $ 29,417
        BRPC                                             30%              18,360              18,841
        Promix                                        33.33%              44,186              45,071
        La Porte                                         50%               5,740
        OTC                                              50%               1,690
     Pipeline:
        EPIK                                             50%              14,870              14,280
        Wilprise                                      37.35%               8,671               8,834
        Tri-States                                    33.33%              26,812              26,734
        Belle Rose                                    41.67%              11,559              11,624
        Dixie                                         19.88%              38,276              37,558
        Starfish                                         50%              25,968              25,352
        Neptune                                       25.67%              76,857              76,880
        Nemo                                          33.92%              12,167              12,189
        Evangeline                                     49.5%               2,546               2,578
     Octane Enhancement:
        BEF                                           33.33%              61,281              55,843
Accounted for on cost basis:
     Processing:
        VESCO                                          13.1%              33,000              33,000
                                                             ----------------------------------------
     Total                                                              $411,292            $398,201
                                                             ========================================

The following table shows equity in income (loss) of unconsolidated affiliates for the quarters ended March 31, 2002 and 2001:

                                       Ownership          Quarter Ended March 31,
                                                     ----------------------------------
                                       Percentage          2002             2001
                                    ---------------------------------------------------
Fractionation:
      BRF                                     32.25%            $549              $18
      BRPC                                       30%             249              152
      Promix                                  33.33%           1,043              393
      La Porte                                   50%             (92)
      OTC                                        50%            (110)
Pipelines:
      EPIK                                       50%           1,683             (922)
      Wilprise                                37.35%             147             (222)
      Tri-States                              33.33%             469              (35)
      Belle Rose                              41.67%              74              (89)
      Dixie                                   19.88%             717              891
      Starfish                                   50%             812              951
      Ocean Breeze                            25.67%                                2
      Neptune                                 25.67%             778              694
      Nemo                                    33.92%             (22)               9
      Evangeline                               49.5%             (76)
Octane Enhancement:
      BEF                                     33.33%           3,006              169
                                                     ----------------------------------
      Total                                                   $9,227           $2,011
                                                     ==================================

The initial investment we made in certain equity method unconsolidated affiliates exceeded our share of the historical cost of
underlying net assets of such entities.   Under this scenario, "excess cost" is recorded for the excess of the purchase price (or cost) of the investment over our share of the underlying net assets of the investee.  We have excess cost associated with our investments in Promix, La Porte, Dixie, Neptune and Nemo.  The excess cost of these investments is reflected in our investments in
and advances to unconsolidated affiliates for these entities.   Since each of these excess cost amounts relates to the plant and pipeline assets of each entity, the excess cost of each is amortized to equity earnings from these entities in a manner similar to
depreciation.   The following table summarizes our excess cost information:

                                                                                       Amortization
                                                                                        Charged to
                                     Initial           Unamortized balance at         Equity Earnings
                                                  ----------------------------------
                                     Excess          March 31,       December 31,         during          Amortization
                                      Cost              2002             2001              2002              Period
                                -----------------------------------------------------------------------------------------
Fractionation segment:
      Promix                              $ 7,955          $ 6,894          $ 7,083          $       99     20 years
      La Porte                                873              866              n/a                   7     35 years
Pipelines segment:
      Dixie                                37,694           35,445           35,714                 269     35 years
      Neptune                              12,768           12,312           12,404                  91     35 years
      Nemo                                    727              713              718                   5     35 years

The following table presents summarized income statement information for our unconsolidated investments accounted for under the equity method (for the periods indicated on a 100% basis).

                                               Summarized Income Statement Data for the Quarter Ended
                          -------------------------------------------------------------------------------------------------
                                          March 31, 2002                                   March 31, 2001
                          -----------------------------------------------  ------------------------------------------------
                                            Operating          Net                            Operating          Net
                             Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Fractionation:
       BRF                      $  4,606        $ 1,665         $ 1,702            $ 4,023        $    35         $    56
       BRPC                        2,951            819             829              3,433            439             505
       Promix                      9,864          3,410           3,428              9,002          1,440           1,477
       La Porte                                    (234)           (235)
       OTC                           619           (308)           (352)
Pipelines:
       EPIK                        8,305          3,388           3,400                691         (1,891)         (1,862)
       Wilprise                      772            393             394                398           (602)           (594)
       Tri-States                  3,099          1,401           1,406              1,632           (126)           (105)
       Belle Rose                    507            176             177                147           (219)           (213)
       Dixie                      15,128          7,402           4,520             19,327          9,649           5,834
       Starfish                    6,429          1,936           1,626              6,616          2,098           1,902
       Ocean Breeze                                                                     20             12              12
       Neptune                     7,703          3,516           3,307              7,409          3,148           3,369
       Nemo                          395            (74)            (70)                              (16)             28
       Evangeline                 25,509            850            (179)
Octane Enhancement:
       BEF                        47,929          8,978           9,019             37,864            413             507
                          -----------------------------------------------  ------------------------------------------------
       Total                    $133,816        $33,318         $28,972            $90,562        $14,380         $10,916
                          ===============================================  ================================================

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
There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS No. 142 was effective for our fiscal year that began January 1, 2002 for all goodwill and other intangible
assets recognized in our consolidated balance sheet at that date, regardless of when those assets were initially recognized.   We
adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002.

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition.  In accordance with the new standard, we reclassified the goodwill to a
separate line item on our consolidated balance sheet apart from the Shell contract.   Based upon our initial interpretation of the
standard, the Shell natural gas processing agreement will continue to be amortized over its 20-year contract term; however,
amortization of the MBA acquisition goodwill will cease due to its indefinite life.   Our goodwill will be subject to periodic
impairment testing in accordance with SFAS No. 142.  For additional information regarding our intangible assets and goodwill including additions to both classes of assets as a result of the Diamond-Koch acquisitions, see Note 6.

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

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations", in June
2001.  This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement
obligation and the associated asset retirement cost.  This statement is effective for our fiscal year beginning January 1, 2003.   We
are continuing to evaluate the provisions of this statement.   In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets.  We adopted this statement effective January 1, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

6.  INTANGIBLE ASSETS

Intangible assets

Our recorded intangible assets primarily include the estimated value assigned to certain contract-based assets representing the rights we own arising from contractual agreements.  According to SFAS No. 141, a contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity.  It is based on an analysis of all pertinent factors including (a) the expected use of the asset by the entity, (b) the expected useful life or related assets (i.e., fractionation facility, storage well, etc.),
(c) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (d) the effects of obsolescence, demand, competition, and other economic factors and (e) the level of maintenance required to obtain the expected future cash flows.

At March 31, 2002, our intangible assets primarily consisted of the Shell natural gas processing agreement that we acquired as a result of the TNGL acquisition in August 1999 and certain propylene fractionation and storage contracts we acquired in connection
with our Diamond-Koch acquisitions in January and February 2002.   The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over its 20-year contract term (currently $11.1 million annually from 2002 through 2019).  If the economic life of this contract were later determined to be impaired due to negative changes in Shell's natural gas exploration and production activities in the Gulf of Mexico, then we might need to reduce the amortization period of this asset to less than the contractually-stated 20-year life of the agreement.  Such a change would increase the annual amortization charge at that time.  At
March 31, 2002, the unamortized value of the Shell contract was $191.6 million.

The value of the propylene fractionation and storage contracts acquired from Diamond-Koch is being amortized on a straight-line basis
over the economic life of the assets to which they relate, which is currently estimated at 35 years.   Although the majority of these
contracts have terms of one to two years, we have assumed that our relationship with these customers will extend beyond the contractually-stated term primarily based on historical low customer contract turnover rates within these operations.  If the economic life of the assets were later determined to be impaired due to negative changes within the industry or otherwise, then we might need to reduce the amortization period of these contract-based assets to less than 35 years.  Such a change would increase amortization expense at that time.  At March 31, 2002, the unamortized value of these contracts was $60.5 million.

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations.  Potential intangible assets include intellectual property such as technology, patents, trademarks and trade names, customer contracts and relationships, and non-compete agreements, as well as other intangible assets.  The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate.

Goodwill

At March 31, 2002, the value of recorded goodwill was $81.1 million.   Our goodwill is attributable to the excess of the purchase
price over the fair value of assets acquired from Diamond-Koch in early 2002 and from Kinder Morgan and EPCO in July 1999.   Since
our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized.  Instead, we will periodically review
the reporting units to which the goodwill amounts relate for indications of possible impairment.   If such indicators are present
(i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including
its related goodwill, will be calculated and compared to its combined book value.   Our goodwill is recorded as part of the
Fractionation operating segment since it is wholly attributed to acquired assets included in this operating segment.

The fair value of a reporting unit refers to the amount at which it could be bought or sold in a current transaction between willing
parties.   Quoted market prices in active markets are the best evidence of fair value and are used to the extent they are available.
If quoted market prices are not available, an estimate of fair value is determined based on the best information available to us, including prices of similar assets and the results of using other valuation techniques such as discounted cash flow analysis and
multiples of earnings approaches.   The underlying assumptions in such models rely on information available to us at a given point in time and are viewed as reasonable and supportable considering available evidence.

If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired and no adjustment to earnings
would be required.   Should the fair value of the reporting unit (including its goodwill) be less than its book value, a charge to earnings would be recorded to adjust goodwill to its implied fair value.

Pro Forma impact of discontinuation of amortization of goodwill

The following table discloses the pro forma impact on earnings of our discontinuation of the amortization of goodwill related to the
MBA acquisition (for the first quarter of 2001).

Reported net income                                                   $52,270
Discontinue goodwill amortization                                         111
Adjust minority interest expense                                           (1)
                                                               ----------------
Adjusted net income                                                   $52,380
                                                               ================

On a pro forma basis, earnings per Unit (both basic and diluted) were not affected by the discontinuation of goodwill amortization due to the immaterial nature of the pro forma adjustment.

7.  DEBT OBLIGATIONS

Our long-term debt consisted of the following at:

                                                                                March 31,         December 31,
                                                                                   2002               2001
                                                                            ---------------------------------------
Borrowings under:
     Senior Notes A, 8.25% fixed rate, due March 2005                              $  350,000            $350,000
     MBFC Loan, 8.70% fixed rate, due March 2010                                       54,000              54,000
     Senior Notes B, 7.50% fixed rate, due February 2011                              450,000             450,000
     Multi-Year Credit Facility, due November 2005                                    230,000
     364-Day Credit Facility, due November 2002 (a)                                    83,000
     First Union Facility, due April 2002                                              50,000
                                                                            ---------------------------------------
            Total principal amount                                                  1,217,000             854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               1,955               1,653
Less unamortized discount on:
     $350 Million Senior Notes                                                           (108)               (117)
     $450 Million Senior Notes                                                           (251)               (258)
Less current maturities of debt                                                       (50,000)                  -
                                                                            ---------------------------------------
            Long-term debt                                                         $1,168,596            $855,278
                                                                            =======================================

(a)      Under the terms of this facility, the Operating Partnership has the option to convert this facility into a term loan due
         November 15, 2003. Management intends to refinance this obligation with a similar obligation at maturity.

At March 31, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Credit Facility of which
$18.6 million was outstanding.

Enterprise Products Partners L.P. acts as guarantor of certain debt obligations of the Operating Partnership.  This parent-subsidiary guaranty provision exists under our Senior Notes, MBFC Loan, Multi-Year and 364-Day Credit Facility.

In April 2002, we increased the amount that we can borrow under the Multi-Year Credit Facility by $20 million and the 364-Day Credit
Facility by $80 million, up to an amount not exceeding $500 million in the aggregate for both facilities.   At March 31, 2002, we had
borrowed $313 million under these two facilities; the majority of which was related to the acquisition of Diamond-Koch's propylene
fractionation business in February 2002 (see Note 2).   In anticipation of the increased borrowing limits under the Multi-Year and
364-Day Credit Facilities, we borrowed $50 million under a short-term supplemental credit facility that was repaid in late April 2002 with proceeds from the increased availability under the Multi-Year and 364-Day Credit Facility.

The indentures under which the Senior Notes and the MBFC Loan were issued contain various restrictive covenants.  We were in compliance with these covenants at March 31, 2001.

In April 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were amended to allow for increased financial flexibility.  The significant changes are as follows (capitalized terms used herein are defined within the credit agreements):

o        We were granted increased flexibility under our Consolidated Indebtedness to Consolidated EBITDA ratio for the rolling four quarter period which ends on September 30, 2002.  The maximum ratio allowed by our lenders was temporarily raised to 4.5 to
         1.0 from 4.0 to 1.0 This modification was required as a result of the hedging losses we incurred during the first quarter of 2002.
o        In addition, we are allowed to exclude from the calculation of Consolidated EBITDA up to $50 million in losses resulting from hedging NGLs that utilized natural gas-based financial instruments entered into on or prior to April 24, 2002.  This exclusion applies to our quarterly Consolidated EBITDA calculations in which the financial impact of such specific instruments were recorded (ending with the calculation for the third quarter of 2003 due to the rolling-four quarter nature of the calculation).

We were in compliance with the covenants of our revolving credit agreements at March 31, 2002.

8.  TREASURY UNITS

During the first quarter of 1999, the Operating Partnership established the EPOLP 1999 Grantor Trust (the "Trust") to fund potential future obligations under EPCO's long-term incentive plan (through the exercise of Common Unit options granted to directors of the
General Partner and EPCO employees who participate in the business of the Operating Partnership).  The Common Units purchased by the
Trust are accounted for in a manner similar to treasury stock under the cost method of accounting.   At March 31, 2002, the Trust
held 204,600 Common Units that are classified as Treasury Units.   The Trust purchased 41,000 Common Units during the first quarter of 2002 at a cost of $2.0 million.

Beginning in July 2000 and later modified in September 2001, the General Partner authorized the Company (specifically, Enterprise
Products Partners L.P.) and the Trust to repurchase up to 1.0 million of our publicly-held Common Units through July 2002 (the
"Buy-Back Program").  The repurchases will be made during periods of temporary market weakness at price levels that would be accretive
to our remaining Unitholders.   Under the terms of the Buy-Back Program, Common Units repurchased by the Company were to be retired and Common Units repurchased by the Trust were to remain outstanding and be accounted for as Treasury Stock.  In April 2002, the
General Partner modified the program to allow for Common Units repurchased by the Company to remain outstanding as Treasury Stock
rather than being retired.   At March 31, 2002, 534,200 Common Units could be repurchased under the Buy-Back Program.

9.  EARNINGS PER UNIT

Basic earnings per Unit is computed by dividing net income available to limited partner interests by the weighted-average number of
Common and Subordinated Units outstanding during the period.  In general, diluted earnings per Unit is computed by dividing net income available to limited partner interests by the weighted-average number of Common, Subordinated and Special Units outstanding during the period.  In a period of operating losses, the Special Units are excluded from the calculation of diluted earnings per Unit due to their antidilutive effect.  The following table reconciles the number of Units used in the calculation of basic earnings per
Unit and diluted earnings per Unit for each of the quarters ended March 31, 2002 and 2001.

                                                         Quarter Ended March 31,
                                                    ----------------------------------
                                                          2002             2001
                                                    ----------------------------------

Income (loss) before minority interest                     $(17,376)         $52,804
General partner interest                                     (1,246)            (982)
                                                    ----------------------------------
Income (loss) before minority interest                      (18,622)          51,822
    available to Limited Partners
Minority interest                                               173             (534)
                                                    ----------------------------------
Net income (loss) available to Limited Partners            $(18,449)         $51,288
                                                    ==================================

BASIC EARNINGS PER UNIT
Numerator
       Income (loss) before minority interest
           available to Limited Partners                   $(18,622)         $51,822
                                                    ==================================
       Net income (loss) available
           to Limited Partners                             $(18,449)         $51,288
                                                    ==================================
Denominator
       Common Units outstanding                              51,353           46,257
       Subordinated Units outstanding                        21,410           21,410
                                                    ----------------------------------
       Total                                                 72,763           67,667
                                                    ==================================
Basic Earnings per Unit
       Income (loss) before minority interest
           available to Limited Partners                   $  (0.26)         $  0.77
                                                    ==================================
       Net income (loss) available
           to Limited Partners                             $  (0.25)         $  0.76
                                                    ==================================
DILUTED EARNINGS PER UNIT
Numerator
       Income (loss) before minority interest
           available to Limited Partners                   $(18,622)         $51,822
                                                    ==================================
       Net income (loss) available
           to Limited Partners                             $(18,449)         $51,288
                                                    ==================================
Denominator
       Common Units outstanding                              51,353           46,257
       Subordinated Units outstanding                        21,410           21,410
       Special Units outstanding                                              16,500
                                                    ----------------------------------
       Total                                                 72,763           84,167
                                                    ==================================
Diluted Earnings per Unit
       Income (loss) before minority interest
           available to Limited Partners                   $  (0.26)         $  0.62
                                                    ==================================
       Net income (loss) available
           to Limited Partners                             $  (0.25)         $  0.61
                                                    ==================================

The Special Units are excluded from the calculation of diluted earnings per Unit for the first quarter of 2002 due to their antidilutive effect.  If the Special Units were to be considered in the calculation, the dilutive earnings per Unit would have been a
loss of 21 cents.   The Special Units will convert into Common Units over the next two years:  9.5 million will convert in August
2002 and the remaining 5.0 million in August 2003.  Due to the short-term conversion schedule for this class of equity, management views the Special Units as equivalent to Common Units when internally evaluating diluted earnings per Unit.

10.  DISTRIBUTIONS

We intend, to the extent there is sufficient available cash from Operating Surplus, as defined by the Partnership Agreement, to distribute to each holder of Common Units at least a minimum quarterly distribution of $0.45 per Common Unit.  The minimum quarterly distribution is not guaranteed and is subject to adjustment as set forth in the Partnership Agreement.  Apart from its pro rata share of the quarterly distributions, the General Partner's interest in quarterly distributions is increased after certain specified target levels are met (the "incentive distributions").

The distribution paid on February 11, 2002 (based on fourth quarter 2001 results) was $0.625 per Common and Subordinated Unit.   As a
result of this distribution rate, the General Partner received $1.4 million in incentive distributions.

The distribution rate declared by the General Partner for the first quarter of 2002 was $0.67 per Common Unit to Unitholders of
record on April 30, 2002.   The distribution will be paid on May 10, 2002.

11.  SUPPLEMENTAL CASH  FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                               Quarter Ended March 31,
                                                          ----------------------------------
                                                                2002             2001
                                                          ----------------------------------
(Increase) decrease in:
      Accounts and notes receivable                                $1,623          $89,620
      Inventories                                                 (25,892)          68,452
      Prepaid and other current assets                             (2,494)          (1,824)
      Other assets                                                 (3,186)          (1,128)
Increase (decrease) in:
      Accounts payable                                             (9,559)         (31,808)
      Accrued gas payable                                          25,014         (100,315)
      Accrued expenses                                             (6,588)         (11,391)
      Accrued interest                                            (16,137)          (2,521)
      Other current liabilities                                   (10,892)         (16,661)
      Other liabilities                                               (80)             (58)
                                                          ----------------------------------
Net effect of changes in operating accounts                      $(48,191)         $(7,634)
                                                          ==================================

In January and February of 2002, we paid Diamond-Koch $368.6 million for its propylene fractionation and NGL and petrochemical
storage businesses located in Mont Belvieu, Texas.   The allocation of the purchase price affected various balance sheet accounts.
See Note 2 for information regarding the allocation of the purchase price for these acquisitions.

We record various financial instruments relating to commodity positions and interest rate swaps at their respective fair values using mark-to-market accounting.  For the quarter ended March 31, 2002, we recognized a net $30.1 million in non-cash mark-to-market losses related to decreases in the fair value of these financial instruments, primarily in our commodity financial instruments portfolio.
For the quarter ended March 31, 2001, we recognized a net $16.4 million in non-cash mark-to-market income from our financial instruments portfolio.

Cash and cash equivalents at March 31, 2002 per the Statements of Consolidated Cash Flows excludes $14.5 million of restricted cash representing amounts held by a brokerage firm as margin deposits associated with our financial instruments portfolio and for physical purchase transactions made on the NYMEX exchange.

12.  FINANCIAL INSTRUMENTS

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
trading) purposes.

Commodity financial instruments

Our Processing and Octane Enhancement segments are directly exposed to commodity price risk through their respective business operations.  The prices of natural gas, NGLs and MTBE are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the risks associated with our
Processing segment, we may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial
instrument.   The primary purpose of these risk management activities (or hedging strategies) is to hedge exposure to price risks
associated with natural gas, NGL inventories, firm commitments and certain anticipated transactions.   We do not hedge our exposure
to the MTBE markets.  Also, in our Pipelines segment, we may utilize a limited number of commodity financial instruments to manage the price Acadian Gas charges certain of its customers for natural gas.

We have adopted a commercial policy to manage our exposure to the risks of its natural gas and NGL businesses.  The objective of this policy is to assist us in achieving our profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner.  Under this policy, we enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to our commodity positions on both a short-term
(less than one month) and long-term basis, generally not to exceed 24 months.  The General Partner oversees our hedging strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policy
(including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

We routinely review our outstanding financial instruments in light of current market conditions.  If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates thus realizing income or loss depending on the specific exposure.  When this occurs, we may enter into a new commodity financial instrument to reestablish the economic hedge to which the closed instrument relates.

Our commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133 because of ineffectiveness.  A hedge is normally regarded as effective if, among other things, at inception and throughout the term of the financial instrument, we could expect changes in the fair value of the hedged item to be almost fully offset by the changes in
the fair value of the financial instrument.   When financial instruments do not qualify as effective hedges under the guidelines of
SFAS No. 133, changes in the fair value of these positions are recorded on the balance sheet and in earnings through mark-to-market accounting.  The use of mark-to-market accounting for these ineffective instruments results in a degree of non-cash earnings
volatility that is dependent upon changes in the underlying commodity prices.   Although our financial instruments may from time to
time be regarded as ineffective hedges under SFAS No. 133, we continue to view these instruments as hedges (i.e., "economic hedges")
inasmuch as this was the intent when such contracts were executed.  This characterization is consistent with the actual economic performance of these contracts to date and we expect our economic hedges to continue to mitigate (or offset) commodity price risk in the future.  The specific accounting for these contracts, however, is consistent with the requirements of SFAS No. 133.

We recognized a loss of $45.1 million in the first quarter of 2002 from our commodity hedging activities that is treated as an increase in operating costs and expenses in our Statements of Consolidated Operations.  Of this amount, $16.4 million has been realized (e.g., paid out to counterparties).  The remaining $28.7 million represents the negative change in value of the open positions between December 31, 2001 and March 31, 2002 (based on market prices at those dates).  The market value of our open
positions at March 31, 2002 was $20.8 million payable (a loss).   For the first quarter of 2001, we recognized income of $5.6 million from these activities, which included the positive impact of the portfolio's March 31, 2001 value of $13.5 million receivable
(recorded as income).

Interest rate swaps

Our interest rate exposure results from variable-rate borrowings from commercial banks and fixed-rate borrowings pursuant to the
Company's Senior Notes and MBFC Loan.  We manage a portion of our exposure to changes in interest rates by utilizing interest rate swaps.  The objective of holding interest rate swaps is to manage debt service costs by converting a portion of fixed-rate debt into variable-rate debt or a portion of variable-rate debt into fixed-rate debt.  An interest rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a floating-rate based on the notional amount.

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our
requirements.   At March 31, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending
through March 2010 .   Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate.   If it elects to
do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.1 million during the first quarter of 2002 from our interest rate swaps that is treated as a reduction of
interest expense.    The fair value of the interest rate swap at March 31, 2002 was a receivable of $2.4 million.    We recognized
income of $5.2 million during the first quarter of 2001 from interest rate swaps.   The benefit recorded in 2001 was primarily due to
the election of a counterparty to not terminate its interest rate swap early.

13.  SEGMENT INFORMATION

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

Consolidated intangible assets and goodwill are allocated to the segments based on the classification of the assets to which they
relate.   The increase in intangible assets and goodwill during the first quarter of 2002 is attributable to the Diamond-Koch acquisitions (see Note 2).

Segment gross operating margin is inclusive of intersegment revenues, which are generally based on transactions made at market-related rates.  These revenues have been eliminated from the consolidated totals.

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                      Operating Segments                             Adjs.
                              -------------------------------------------------------------------
                              -------------------------------------------------------------------
                                                                         Octane                       and        Consol.
                              Fractionation  Pipelines    Processing   Enhancement     Other        Elims.       Totals
                              ---------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------
Revenues from
   external customers:
     First Quarter 2002            $109,422      $99,081    $453,034                       $517                   $662,054
     First Quarter 2001              89,679        7,187     738,769                        680                    836,315

Intersegment revenues:
     First Quarter 2002              33,397       24,510     126,260                        100     $(184,267)
     First Quarter 2001              41,652       20,779     110,309                         95      (172,835)

Equity income in
   unconsolidated affiliates:
     First Quarter 2002               1,639        4,582                     $3,006                                  9,227
     First Quarter 2001                 562        1,280                        169                                  2,011

Total revenues:
     First Quarter 2002             144,458      128,173     579,294          3,006         617      (184,267)     671,281
     First Quarter 2001             131,893       29,246     849,078            169         775      (172,835)     838,326

Gross operating margin
   by segment:
     First Quarter 2002              24,377       32,668     (33,376)         3,006        (262)                    26,413
     First Quarter 2001              25,668       18,123      28,398            169         535                     72,893

Segment assets:
     At March 31, 2002              444,793      897,139     127,842                      8,269        57,153    1,535,196
     At December 31, 2001           357,122      717,348     124,555                      8,921        98,844    1,306,790

Investments in and advances
   to unconsolidated
   affiliates:
     At March 31, 2002               99,285      217,726      33,000         61,281                                411,292
     At December 31, 2001            93,329      216,029      33,000         55,843                                398,201

Intangible Assets:
     At March 31, 2002               52,748        7,788     191,606                                               252,142
     At December 31, 2001             7,857                  194,369                                               202,226

Goodwill:
     At March 31, 2002               81,135                                                                         81,135

Our revenues are derived from a wide customer base.  All consolidated revenues were earned in the United States.  Our operations are centered along the Texas, Louisiana and Mississippi Gulf Coast areas.

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                              Quarter Ended March 31,
                                                         ----------------------------------
                                                               2002             2001
                                                         ----------------------------------
Total segment gross operating margin                             $26,413          $72,893
    Depreciation and amortization                                (17,237)         (10,029)
    Retained lease expense, net                                   (2,305)          (2,660)
    (Gain) loss on sale of assets                                    (13)             381
    Selling, general and administrative                           (7,962)          (6,168)
                                                         ----------------------------------
Consolidated operating income (loss)                              (1,104)          54,417
    Interest expense                                             (18,513)          (6,987)
    Interest income from unconsolidated affiliates                    30               24
    Dividend income from unconsolidated affiliates                   954            1,632
    Interest income - other                                        1,334            3,998
    Other, net                                                       (77)            (280)
                                                         ----------------------------------
Consolidated income (loss) before minority interest             $(17,376)         $52,804
                                                         ==================================

                                                 PART I. FINANCIAL INFORMATION.
                                          Item 1B. CONSOLIDATED FINANCIAL STATEMENTS.
                                               Enterprise Products Operating L.P.
                                                  Consolidated Balance Sheets
                                                     (Dollars in thousands)

                                                                                         March 31,
                                                                                           2002            December 31,
                                      ASSETS                                            (unaudited)            2001
                                                                                    ---------------------------------------
Current Assets
     Cash and cash equivalents (includes restricted cash of $14,521 at
        March 31, 2002 and $5,752 at December 31, 2001)                                     $   44,553         $  137,823
     Accounts and notes receivable - trade, net of allowance for doubtful
        accounts of $20,615 in 2002 and $20,642 in 2001                                        257,191            256,927
     Accounts receivable - affiliates                                                            2,704              4,405
     Inventories                                                                               100,329             69,443
     Prepaid and other current assets                                                           44,943             50,207
                                                                                     ---------------------------------------
               Total current assets                                                            449,720            518,805
Property, Plant and Equipment, Net                                                           1,535,196          1,306,790
Investments in and Advances to Unconsolidated Affiliates                                       411,292            398,201
Intangible assets, net of accumulated amortization of $16,156 in
     2002 and $13,084 in 2001                                                                  252,142            202,226
Goodwill                                                                                        81,135
Other Assets                                                                                     6,991              5,201
                                                                                    ---------------------------------------
               Total                                                                        $2,736,476         $2,431,223
                                                                                    =======================================

                         LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Current maturities of debt                                                                $50,000
     Accounts payable - trade                                                                   59,291            $54,269
     Accounts payable - affiliate                                                               15,300             33,691
     Accrued gas payables                                                                      258,550            233,536
     Accrued expenses                                                                           15,752             22,233
     Accrued interest                                                                            8,165             24,302
     Other current liabilities                                                                  58,669             44,767
                                                                                    ---------------------------------------
               Total current liabilities                                                       465,727            412,798
Long-Term Debt                                                                               1,168,596            855,278
Other Long-Term Liabilities                                                                      7,980              8,061
Minority Interest                                                                                1,531              1,468
Commitments and Contingencies
Partners' Equity
     Limited Partner                                                                         1,089,759          1,148,124
     General Partner                                                                            11,120             11,716
     Parent's Units acquired by Trust                                                           (8,237)            (6,222)
                                                                                    ---------------------------------------
                Total Partners' Equity                                                       1,092,642          1,153,618
                                                                                    ---------------------------------------
               Total                                                                        $2,736,476         $2,431,223
                                                                                    =======================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Operating L.P.
                                             Statements of Consolidated Operations
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                            Quarter Ended
                                                                              March 31,
                                                                  ----------------------------------
                                                                        2002             2001
                                                                  ----------------------------------
REVENUES
Revenues from consolidated operations                                    $662,054         $836,315
Equity income in unconsolidated affiliates                                  9,227            2,011
                                                                  ----------------------------------
         Total                                                            671,281          838,326
COST AND EXPENSES
Operating costs and expenses                                              664,423          777,741
Selling, general and administrative                                         7,786            6,168
                                                                  ----------------------------------
         Total                                                            672,209          783,909
                                                                  ----------------------------------
OPERATING INCOME (LOSS)                                                      (928)          54,417
                                                                  ----------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                          (18,513)          (6,987)
Interest income from unconsolidated affiliates                                 30               12
Dividend income from unconsolidated affiliates                                954            1,632
Interest income - other                                                     1,436            4,145
Other, net                                                                    (77)            (280)
                                                                  ----------------------------------
          Other income  (expense)                                         (16,170)          (1,478)
                                                                   ----------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST                                    (17,098)          52,939
MINORITY INTEREST                                                             (53)             (23)
                                                                  ----------------------------------
NET INCOME (LOSS)                                                        $(17,151)         $52,916
                                                                  ==================================

                     See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Operating L.P.
                                             Statements of Consolidated Cash Flows
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                           ---------------------------------
                                                                           ---------------------------------
                                                                                2002             2001
                                                                           ---------------------------------
                                                                           ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                $(17,151)         $52,916
Adjustments to reconcile net income (loss) to cash flows provided by
     (used for) operating activities:
     Depreciation and amortization                                                 17,947           10,781
     Equity in income of unconsolidated affiliates                                 (9,227)          (2,011)
     Distributions received from unconsolidated affiliates                         14,438            8,866
     Leases paid by EPCO                                                            2,305            2,660
     Minority interest                                                                 53               23
     Loss (gain) on sale of assets                                                     14             (381)
     Changes in fair market value of financial instruments (see Note 10)           30,141          (16,361)
     Net effect of changes in operating accounts                                  (52,185)          (7,949)
                                                                           ---------------------------------
Operating activities cash flows                                                   (13,665)          48,544
                                                                           ---------------------------------
 INVESTING ACTIVITIES
Capital expenditures                                                              (17,112)         (25,338)
Proceeds from sale of assets                                                           10              557
Business acquisitions, net of cash acquired                                      (368,631)
Investments in and advances to unconsolidated affiliates                          (10,752)        (113,083)
                                                                           ---------------------------------
Investing activities cash flows                                                  (396,485)        (137,864)
                                                                           ---------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                         383,000          449,716
Long-term debt repayments                                                         (20,000)
Debt issuance costs                                                                                 (3,125)
Cash distributions to partners                                                    (44,154)         (38,901)
Cash contribution from General Partner                                                 39
Cash contributions from minority interest                                              10               17
Parent's Units acquired by consolidated Trust                                      (2,015)
Increase in restricted cash                                                        (8,769)
                                                                           ---------------------------------
Financing activities cash flows                                                   308,111          407,707
                                                                           ---------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (102,039)         318,387
CASH AND CASH EQUIVALENTS, JANUARY 1                                              132,071           58,446
                                                                           ---------------------------------
CASH AND CASH EQUIVALENTS, MARCH 31                                               $30,032         $376,833
                                                                            =================================

                         See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Operating L.P.
                                      Notes to Unaudited Consolidated Financial Statements

1.  GENERAL

In the opinion of Enterprise Products Operating L.P., the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of its consolidated financial position as of
March 31, 2002 and consolidated results of operations and cash flows for the quarter ended March 31, 2002 and 2001.  Within these footnote disclosures of Enterprise Products Operating L.P., references to "we","us","our" or "the Company" shall mean the consolidated financial statements of Enterprise Products Operating L.P.

Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.  These unaudited financial statements should be read in conjunction with our annual report on Form 10-K (File No. 333-93239-01) for the year ended
December 31, 2001.

The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented within these footnote disclosures are stated in thousands of dollars, unless otherwise indicated.

Certain abbreviated entity names and other capitalized terms are described within the glossary of this quarterly report on Form 10-Q.

2.  BUSINESS ACQUISITIONS

Acquisition of Diamond-Koch propylene fractionation business in February 2002

In February 2002, we completed the purchase of various propylene fractionation assets and certain inventories of refinery grade propylene, propane, and polymer grade propylene from Diamond-Koch.  These include a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas (the "Mont Belvieu III" facility), a 50% interest in an entity which owns a polymer grade propylene export terminal located on the Houston Ship Channel in La Porte, Texas, and varying interests in several supporting distribution pipelines and related equipment.  Mont Belvieu III has the capacity to produce approximately 41 MBPD of polymer grade propylene.  We will integrate these assets into our Mont Belvieu operations.  The purchase price of $239.0 million was funded by a drawdown on our Multi-Year and 364-Day Credit Facilities (see Note 7).

Acquisition of Diamond-Koch storage business in January 2002

In January 2002, we completed the purchase of various hydrocarbon storage assets from Diamond-Koch.  The storage facilities consist of 30 salt dome storage caverns with a useable capacity of 68 million barrels, local distribution pipelines and related equipment.
The facilities provide storage services for mixed natural gas liquids, ethane, propane, butanes, natural gasoline and olefins (such as ethylene), polymer grade propylene, chemical grade propylene and refinery grade propylene.

The facilities are located in Mont Belvieu, Texas and serve the largest petrochemical and refinery complex in the United States.
Collectively, they represent the largest underground storage operation of its kind in the world, containing 14% of the world's
underground storage capacity.   The size and location of the business provide it with a competitive position to increase its services
to expanding Gulf Coast petrochemical complexes.   We will integrate these assets into our existing storage operations located in
Mont Belvieu.  The purchase price of $129.6 million was funded by utilizing cash on hand.

Allocation of purchase price of Diamond-Koch acquisitions

The Diamond-Koch acquisitions will be accounted for under the purchase method of accounting and, accordingly, the initial purchase price of each has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                           Estimated Fair Values at
                                                    ----------------------------------------
                                                       Feb. 1, 2002        Jan. 1, 2002
                                                    ----------------------------------------
                                                         Propylene
                                                       Fractionation          Storage              Total
                                                    ------------------------------------------------------------
Inventories                                                   $  4,994                                $  4,994
Prepaid and other current assets                                 2,701            $    890               3,591
Property, plant and equipment                                   97,626             120,854             218,480
Investments in unconsolidated affiliates                         7,550                                   7,550
Intangible assets (see Note 6)                                  53,000               7,844              60,844
Goodwill                                                        73,279                                  73,279
Current liabilities                                               (107)                                   (107)
                                                    ------------------------------------------------------------
    Total purchase price                                      $239,043            $129,588            $368,631
                                                    ============================================================

The balances related to the Diamond-Koch acquisitions included in the consolidated balance sheet dated March 31, 2002 are based upon preliminary information and are subject to change as additional information is obtained.  The fair value estimates were developed by independent appraisers using recognized business valuation techniques.  The initial purchase price is subject to certain post-closing adjustments that are expected to be finalized during the second quarter of 2002.

The purchase price paid for the propylene fractionation business resulted in $73.3 million in goodwill.   The goodwill represents the
value management has attached to future earnings improvements, the strategic location of the assets and their connections and cost
advantaged assets.   Earnings from the propylene business are expected to improve substantially from the last few years with the years 2003 and 2004 projected to be peak years in the petrochemical business cycle.  Additionally, the demand for chemical grade and polymer grade propylene is forecast to grow at an average of 4.4% per year from 2002 to 2006.

The propylene fractionation assets are located in Mont Belvieu, Texas on the Gulf Coast, the largest natural gas liquids and petrochemical marketplace in the U.S.  The assets have access to substantial supply from major Gulf Coast and central U.S. producers of refinery grade propylene.  The polymer grade products produced at the facility have competitive advantages because of distribution
direct to customers via affiliated pipelines and through an affiliated export facility.   In addition, we believe this facility has
achieved operating cost efficiencies that are much lower than historical levels and are among the lowest in the industry.

Pro forma effect of business acquisitions

Our results of operations for the first quarter of 2002 includes two full months (February and March) of the propylene fractionation
business and three full months of the storage business.   Our 2001 results of operations do not include any impact from these acquisitions.  The following table presents selected unaudited pro forma information for the quarters ended March 31, 2002 and 2001 based on historical financial information of the Diamond-Koch propylene fractionation and storage businesses as if both acquisitions had occurred at the beginning of the periods presented.

The pro forma information is based upon data currently available to and certain estimates and assumptions by management and, as a result, are not necessarily indicative of our financial results had the transactions actually occurred on these dates.  Likewise, the unaudited pro forma information is not necessarily indicative of our future financial results.

                                                           Quarter Ended March 31,
                                                     -------------------------------------
                                                           2002               2001
                                                     -------------------------------------

Revenues                                                     $677,807            $939,874

Income (loss) before extraordinary item
   and minority interest                                     $(15,736)            $52,703

Net income (loss)                                            $(15,803)            $52,682

3.  PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation are as follows:

                                                     Estimated
                                                    Useful Life      March 31,        December 31,
                                                     in Years           2002              2001
                                                   ---------------------------------------------------
Plants and pipelines                                   5-35              $1,562,015        $1,398,843
Underground and other storage facilities               5-35                 249,108           127,900
Transportation equipment                               3-35                   3,682             3,736
Land                                                                         15,437            15,517
Construction in progress                                                     57,153            98,844
                                                                 -------------------------------------
    Total                                                                 1,887,395         1,644,840
Less accumulated depreciation                                               352,199           338,050
                                                                 -------------------------------------
    Property, plant and equipment, net                                   $1,535,196        $1,306,790
                                                                 =====================================

4.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

We own interests in a number of related businesses that are accounted for under the equity or cost method.  The investments in and
advances to these unconsolidated affiliates are grouped according the operating segment to which they relate.   For a general
discussion of our operating segments, see Note 11.

We acquired three equity method unconsolidated affiliates as part of our acquisition of Diamond-Koch's propylene fractionation
business (see Note 2).   We purchased an aggregate 50% interest in La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.
(collectively, "La Porte") which together own a private polymer grade propylene pipeline extending from Mont Belvieu to La Porte,
Texas.    In addition, we acquired 50% of the outstanding capital stock of Olefins Terminal Corporation ("OTC") which owns a polymer grade propylene storage facility and related dock infrastructure (located on the Houston Ship Channel) for loading waterborne propylene vessels.  Both the La Porte and OTC investments are an integral part of our Mont Belvieu III propylene fractionation

operations.   These investments are classified as part of our Fractionation operating segment.

The following table shows investments in and advances to unconsolidated affiliates at:

                                                Ownership         March 31,         December 31,
                                               Percentage            2002                2001
                                             --------------------------------------------------------
Accounted for on equity basis:
     Fractionation:
        BRF                                           32.25%            $ 29,309            $ 29,417
        BRPC                                             30%              18,360              18,841
        Promix                                        33.33%              44,186              45,071
        La Porte                                         50%               5,740
        OTC                                              50%               1,690
     Pipeline:
        EPIK                                             50%              14,870              14,280
        Wilprise                                      37.35%               8,671               8,834
        Tri-States                                    33.33%              26,812              26,734
        Belle Rose                                    41.67%              11,559              11,624
        Dixie                                         19.88%              38,276              37,558
        Starfish                                         50%              25,968              25,352
        Neptune                                       25.67%              76,857              76,880
        Nemo                                          33.92%              12,167              12,189
        Evangeline                                     49.5%               2,546               2,578
     Octane Enhancement:
        BEF                                           33.33%              61,281              55,843
Accounted for on cost basis:
     Processing:
        VESCO                                          13.1%              33,000              33,000
                                                             ----------------------------------------
     Total                                                              $411,292            $398,201
                                                             ========================================

The following table shows equity in income (loss) of unconsolidated affiliates for the quarters ended March 31, 2002 and 2001:

                                       Ownership          Quarter Ended March 31,
                                                     ----------------------------------
                                       Percentage          2002             2001
                                    ---------------------------------------------------
Fractionation:
      BRF                                     32.25%          $  549           $   18
      BRPC                                       30%             249              152
      Promix                                  33.33%           1,043              393
      La Porte                                   50%             (92)
      OTC                                        50%            (110)
Pipelines:
      EPIK                                       50%           1,683             (922)
      Wilprise                                37.35%             147             (222)
      Tri-States                              33.33%             469              (35)
      Belle Rose                              41.67%              74              (89)
      Dixie                                   19.88%             717              891
      Starfish                                   50%             812              951
      Ocean Breeze                            25.67%                                2
      Neptune                                 25.67%             778              694
      Nemo                                    33.92%             (22)               9
      Evangeline                               49.5%             (76)               -
Octane Enhancement:
      BEF                                     33.33%           3,006              169
                                                      ----------------------------------
      Total                                                   $9,227           $2,011
                                                     ==================================

The initial investment we made in certain equity method unconsolidated affiliates exceeded our share of the historical cost of
underlying net assets of such entities.   Under this scenario, "excess cost" is recorded for the excess of the purchase price (or cost) of the investment over our underlying net assets of the investee.  We have excess cost associated with our investments in
Promix, La Porte, Dixie, Neptune and Nemo.  The excess cost of these investments is reflected in our investments in and advances to
unconsolidated affiliates for these entities.   Since each of these excess cost amounts relates to the plant and pipeline assets of
each entity, the excess cost of each is amortized to equity earnings from these entities in a manner similar to depreciation.   The
following table summarizes our excess cost information:

                                                                                       Amortization
                                                                                        Charged to
                                     Initial           Unamortized balance at         Equity Earnings
                                                  ----------------------------------
                                     Excess          March 31,       December 31,         during          Amortization
                                      Cost              2002             2001              2002              Period
                                -----------------------------------------------------------------------------------------
Fractionation segment:
      Promix                               $7,955           $6,894           $7,083                 $99     20 years
      La Porte                                873              866              n/a                   7     35 years
Pipelines segment:
      Dixie                                37,694           35,445           35,714                 269     35 years
      Neptune                              12,768           12,312           12,404                  91     35 years
      Nemo                                    727              713              718                   5     35 years

The following table presents summarized income statement information for our unconsolidated investments accounted for under the equity method (for the periods indicated on a 100% basis).

                                               Summarized Income Statement Data for the Quarter Ended
                          -------------------------------------------------------------------------------------------------
                                          March 31, 2002                                   March 31, 2001
                          -----------------------------------------------  ------------------------------------------------
                                            Operating          Net                            Operating          Net
                             Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Fractionation:
       BRF                      $  4,606        $ 1,665         $ 1,702            $ 4,023        $    35         $    56
       BRPC                        2,951            819             829              3,433            439             505
       Promix                      9,864          3,410           3,428              9,002          1,440           1,477
       La Porte                                    (234)           (235)
       OTC                           619           (308)           (352)
Pipelines:
       EPIK                        8,305          3,388           3,400                691         (1,891)         (1,862)
       Wilprise                      772            393             394                398           (602)           (594)
       Tri-States                  3,099          1,401           1,406              1,632           (126)           (105)
       Belle Rose                    507            176             177                147           (219)           (213)
       Dixie                      15,128          7,402           4,520             19,327          9,649           5,834
       Starfish                    6,429          1,936           1,626              6,616          2,098           1,902
       Ocean Breeze                                                                     20             12              12
       Neptune                     7,703          3,516           3,307              7,409          3,148           3,369
       Nemo                          395            (74)            (70)                              (16)             28
       Evangeline                 25,509            850            (179)
Octane Enhancement:
       BEF                        47,929          8,978           9,019             37,864            413             507
                          -----------------------------------------------  ------------------------------------------------
       Total                    $133,816        $33,318         $28,972            $90,562        $14,380         $10,916
                          ===============================================  ================================================

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
There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS No. 142 was effective for our fiscal year that began January 1, 2002 for all goodwill and other intangible
assets recognized in our consolidated balance sheet at that date, regardless of when those assets were initially recognized.   We
adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002.

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition.  In accordance with the new standard, we reclassified the goodwill to a
separate line item on our consolidated balance sheet apart from the Shell contract.   Based upon our initial interpretation of the
standard, the Shell natural gas processing agreement will continue to be amortized over its 20-year contract term; however,
amortization of the MBA acquisition goodwill will cease due to its indefinite life.   Our goodwill will be subject to periodic
impairment testing in accordance with SFAS No. 142.  For additional information regarding our intangible assets and goodwill including additions to both classes of assets as a result of the Diamond-Koch acquisitions, see Note 2.

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

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations", in June
2001.  This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement
obligation and the associated asset retirement cost.  This statement is effective for our fiscal year beginning January 1, 2003.   We
are continuing to evaluate the provisions of this statement.   In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets.  We adopted this statement effective January 1, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

6.  INTANGIBLE ASSETS

Intangible assets

Our recorded intangible assets primarily include the estimated value assigned to certain contract-based assets representing the rights we own arising from contractual agreements.  According to SFAS No. 141, a contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity.  It is based on an analysis of all pertinent factors including (a) the expected use of the asset by the entity, (b) the expected useful life or related assets (i.e., fractionation facility, storage well, etc.),
(c) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (d) the effects of obsolescence, demand, competition, and other economic factors and (e) the level of maintenance required to obtain the expected future cash flows.

At March 31, 2002, our intangible assets primarily consisted of the Shell natural gas processing agreement that we acquired as a result of the TNGL acquisition in August 1999 and certain propylene fractionation and storage contracts we acquired in connection
with our Diamond-Koch acquisitions in January and February 2002.   The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over its 20-year contract term (currently $11.1 million annually from 2002 through 2019).  If the economic life of this contract were later determined to be impaired due to negative changes in Shell's natural gas exploration and production activities in the Gulf of Mexico, then we might need to reduce the amortization period of this asset to less than the contractually-stated 20-year life of the agreement.  Such a change would increase the annual amortization charge at that time.  At
March 31, 2002, the unamortized value of the Shell contract was $191.6 million.

The value of the propylene fractionation and storage contracts acquired from Diamond-Koch is being amortized on a straight-line basis
over the economic life of the assets to which they relate, which is currently estimated at 35 years.   Although the majority of these
contracts have terms of one to two years, we have assumed that our relationship with these customers will extend beyond the contractually-stated term primarily based on historical low customer contract turnover rates within these operations.  If the economic life of the assets were later determined to be impaired due to negative changes within the industry or otherwise, then we might need to reduce the amortization period of these contract-based assets to less than 35 years.  Such a change would increase amortization expense at that time.  At March 31, 2002, the unamortized value of these contracts was $60.5 million

The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations.  Potential intangible assets include intellectual property such as technology, patents, trademarks and trade names, customer contracts and relationships, and non-compete agreements, as well as other intangible assets.  The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate.

Goodwill

At March 31, 2002, the value of recorded goodwill was $81.1 million.   Our goodwill is primarily attributable to the excess of the purchase price over the fair value of assets acquired from Diamond-Koch in early 2002 and from Kinder Morgan and EPCO in July 1999.
Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized.  Instead, we routinely review
the reporting units to which the goodwill amounts relate for indications of possible impairment.   If such indicators are present
(i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including
its related goodwill, is calculated and compared to its combined book value.   Our goodwill is recorded as part of the Fractionation
operating segment since it is wholly attributed to acquired assets included in this operating segment.

The fair value of a reporting unit refers to the amount at which it could be bought or sold in a current transaction between willing
parties.   Quoted market prices in active markets are the best evidence of fair value and are used to the extent they are available.
If quoted market prices are not available, an estimate of fair value is determined based on the best information available to us, including prices of similar assets and the results of using other valuation techniques such as discounted cash flow analysis and
multiples of earnings approaches.   The underlying assumptions in such models rely on information available to us at a given point in time and are viewed as reasonable and supportable considering available evidence.

If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired and no adjustment to earnings
would be required.   Should the fair value of the reporting unit (including its goodwill) be less than its book value, a charge to earnings would be recorded to adjust goodwill to its implied fair value.

Pro Forma impact of discontinuation of amortization of goodwill

The following table discloses the pro forma impact on earnings of our discontinuation of the amortization of goodwill related to the
MBA acquisition (for the first quarter of 2001).

Reported net income                                                   $52,270
Discontinue goodwill amortization                                         111
Adjust minority interest expense                                           (1)
                                                               ----------------
Adjusted net income                                                   $52,380
                                                               ================

On a pro forma basis, earnings per Unit (both basic and diluted) were not affected by the discontinuation of goodwill amortization due to the immaterial nature of the pro forma adjustment.

7.  DEBT OBLIGATIONS

Our long-term debt consisted of the following at:

                                                                                March 31,         December 31,
                                                                                   2002               2001
                                                                            ---------------------------------------
Borrowings under:
     Senior Notes A, 8.25% fixed rate, due March 2005                              $  350,000            $350,000
     MBFC Loan, 8.70% fixed rate, due March 2010                                       54,000              54,000
     Senior Notes B, 7.50% fixed rate, due February 2011                              450,000             450,000
     Multi-Year Credit Facility, due November 2005                                    230,000
     364-Day Credit Facility, due November 2002 (a)                                    83,000
     First Union Facility, due April 2002                                              50,000
                                                                            ---------------------------------------
            Total principal amount                                                  1,217,000             854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               1,955               1,653
Less unamortized discount on:
     $350 Million Senior Notes                                                           (108)               (117)
     $450 Million Senior Notes                                                           (251)               (258)
Less current maturities of debt                                                       (50,000)                  -
                                                                            ---------------------------------------
            Long-termdebt                                                          $1,168,596            $855,278
                                                                            =======================================

(a) Under the terms of this facility, the Operating Partnership has the option to convert this facility into a term loan due November
15, 2003.  Management intends to refinance this obligation with a similar obligation at maturity.

At March 31, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Credit Facility of which
$18.6 million was outstanding.

Our parent, Enterprise Products Partners L.P. acts as guarantor of certain of our debt obligations.  This parent-subsidiary guaranty provision exists under our Senior Notes, MBFC Loan, Multi-Year and 364-Day Credit Facility.

In April 2002, we increased the amount that we can borrow under the Multi-Year Credit Facility by $20 million and the 364-Day Credit
Facility by $80 million, up to an amount not exceeding $500 million in the aggregate for both facilities.   At March 31, 2002, we had
borrowed $313 million under these two facilities; the majority of which was related to the acquisition of Diamond-Koch's propylene
fractionation business in February 2002 (see Note 2).   In anticipation of the increased borrowing limits under the Multi-Year and
364-Day Credit Facilities, we borrowed $50 million under a short-term supplemental credit facility that was repaid in late April 2002 with proceeds from the increased availability under the Multi-Year and 364-Day Credit Facility.

The indentures under which the Senior Notes and the MBFC Loan were issued contain various restrictive covenants.  We were in compliance with these covenants at March 31, 2001.

In April 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were amended to allow for increased financial flexibility.  The significant changes are as follows (capitalized terms used herein are defined within the credit agreements):

o        We were granted increased flexibility under our Consolidated Indebtedness to Consolidated EBITDA ratio for the rolling-four quarter period which ends on September 30, 2002.  The maximum ratio allowed by our lenders was temporarily raised to 4.5 to
         1.0 from 4.0 to 1.0. This modification was required as a result of the hedging losses we incurred during the first quarter of 2002.
o        In addition, we are allowed to exclude from the calculation of Consolidated EBITDA up to $50 million in losses resulting from hedging NGLs that utilized natural gas-based financial instruments entered into on or prior to April 24, 2002.  This exclusion applies to our quarterly Consolidated EBITDA calculations in which in the financial impact of such specific instruments were recorded (ending with the calculation for the third quarter of 2003 due to the rolling-four quarter nature of the calculation).

We were in compliance with the covenants of our revolving credit agreements at March 31, 2002.

8.  PARENT'S UNITS ACQUIRED BY TRUST

During the first quarter of 1999, we established the EPOLP 1999 Grantor Trust (the "Trust") to fund potential future obligations under EPCO's long-term incentive plan (through the exercise of Common Unit options granted to directors of the General Partner and
EPCO employees who participate in our business).  The Common Units of our parent purchased by the Trust are accounted for in a manner
similar to treasury stock under the cost method of accounting.   At March 31, 2002, the Trust held 204,600 Common Units.   The Trust
purchased 41,000 Common Units during the first quarter of 2002 at a cost of $2.0 million.

The Trust is a party to our parent's Unit Buy-Back Program under which the Trust and our parent can repurchase up to 1.0 million
Common Units through July 2002.   The Common Unit purchases made during the first quarter of 2002 were under this program.   At March
31, 2002, 534,200 Common Units could be repurchased under this program by the Trust or our parent separately or in combination.
Purchases made by our parent will be funded by intercompany loans between us and our parent that will be settled on a quarterly basis.

9.  SUPPLEMENTAL CASH  FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                              Quarter Ended March 31,
                                                        -------------------------------------
                                                               2002              2001
                                                        -------------------------------------
(Increase) decrease in:
      Accounts and notes receivable                                $1,439          $ 89,185
      Inventories                                                 (25,892)           68,452
      Prepaid and other current assets                             (2,494)           (1,824)
      Other assets                                                 (3,186)           (1,128)
Increase (decrease) in:
      Accounts payable                                            (13,369           (31,689)
      Accrued gas payable                                          25,014          (100,315)
      Accrued expenses                                             (6,588)          (11,391)
      Accrued interest                                            (16,137)           (2,521)
      Other current liabilities                                   (10,891)          (16,661)
      Other liabilities                                               (81)              (57)
                                                        -------------------------------------
Net effect of changes in operating accounts                      $(52,185)         $ (7,949)
                                                        =====================================

In January and February of 2002, we paid Diamond-Koch $368.6 million for its propylene fractionation and NGL and petrochemical
storage businesses located in Mont Belvieu, Texas.   The allocation of the purchase price affected various balance sheet accounts.
See Note 2 for information regarding the allocation of the purchase price for these acquisitions.

We record various financial instruments relating to commodity positions and interest rate swaps at their respective fair values using mark-to-market accounting.  For the quarter ended March 31, 2002, we recognized a net $30.1 million in non-cash mark-to-market losses related to decreases in the fair value of these financial instruments, primarily in our commodity financial instruments portfolio.
For the quarter ended March 31, 2001, we recognized a net $16.4 million in non-cash mark-to-market income from our financial instruments portfolio.

Cash and cash equivalents at March 31, 2002 per the Statements of Consolidated Cash Flows excludes $14.5 million of restricted cash representing amounts held by a brokerage firm as margin deposits associated with our financial instruments portfolio and for physical purchase transactions made on the NYMEX exchange.

10.  FINANCIAL INSTRUMENTS

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
trading) purposes.

Commodity financial instruments

Our Processing and Octane Enhancement segments are directly exposed to commodity price risk through their respective business operations.  The prices of natural gas, NGLs and MTBE are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the risks associated with our
Processing segment, we may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial
instrument.   The primary purpose of these risk management activities (or hedging strategies) is to hedge exposure to price risks
associated with natural gas, NGL inventories, firm commitments and certain anticipated transactions.   We do not hedge our exposure
to the MTBE markets.  Also, in our Pipelines segment, we may utilize a limited number of commodity financial instruments to manage the price Acadian Gas charges certain of its customers for natural gas.

We have adopted a commercial policy to manage our exposure to the risks of its natural gas and NGL businesses.  The objective of this policy is to assist us in achieving our profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner.  Under this policy, we enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to our commodity positions on both a short-term
(less than one month) and long-term basis, generally not to exceed 24 months.  The General Partner oversees our hedging strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policy
(including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

We routinely review our outstanding financial instruments in light of current market conditions.  If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates thus realizing income or loss depending on the specific exposure.  When this occurs, we may enter into a new commodity financial instrument to reestablish the economic hedge to which the closed instrument relates.

Our commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133 because of ineffectiveness.  A hedge is normally regarded as effective if, among other things, at inception and throughout the term of the financial instrument, we could expect changes in the fair value of the hedged item to be almost fully offset by the changes in
the fair value of the financial instrument.   When financial instruments do not qualify as effective hedges under the guidelines of
SFAS No. 133, changes in the fair value of these positions are recorded on the balance sheet and in earnings through mark-to-market accounting.  The use of mark-to-market accounting for these ineffective instruments results in a degree of non-cash earnings
volatility that is dependent upon changes in the underlying commodity prices.   Although our financial instruments may from time to
time be regarded as ineffective hedges under SFAS No. 133, we continue to view these instruments as hedges (i.e., "economic hedges")
inasmuch as this was the intent when such contracts were executed.  This characterization is consistent with the actual economic performance of these contracts to date and we expect our economic hedges to continue to mitigate (or offset) commodity price risk in the future.  The specific accounting for these contracts, however, is consistent with the requirements of SFAS No. 133.

We recognized a loss of $45.1 million in the first quarter of 2002 from our commodity hedging activities that is treated as an increase in operating costs and expenses in our Statements of Consolidated Operations.  Of this amount, $16.4 million has been realized (e.g., paid out to counterparties).  The remaining $28.7 million represents the negative change in value of the open positions between December 31, 2001 and March 31, 2002 (based on market prices at those dates).  The market value of our open
positions at March 31, 2002 was $20.8 million payable (a loss).   For the first quarter of 2001, we recognized income of $5.6 million from these activities, which included the positive impact of the portfolio's March 31, 2001 value of $13.5 million receivable
(recorded as income).

Interest rate swaps

Our interest rate exposure results from variable-rate borrowings from commercial banks and fixed-rate borrowings pursuant to the
Company's Senior Notes and MBFC Loan.  We manage a portion of our exposure to changes in interest rates by utilizing interest rate swaps.  The objective of holding interest rate swaps is to manage debt service costs by converting a portion of fixed-rate debt into variable-rate debt or a portion of variable-rate debt into fixed-rate debt.  An interest rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a floating-rate based on the notional amount.

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our
requirements.   At March 31, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending
through March 2010 .   Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate.   If it elects to
do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.1 million during the first quarter of 2002 from our interest rate swaps that is treated as a reduction of
interest expense.    The fair value of the interest rate swap at March 31, 2002 was a receivable of $2.4 million.    We recognized
income of $5.2 million during the first quarter of 2001 from interest rate swaps.   The benefit recorded in 2001 was primarily due to
the election of a counterparty to not terminate its interest rate swap early.

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

Consolidated intangible assets and goodwill are allocated to the segments based on the classification of the assets to which they
relate.   The increase in intangible assets and goodwill during the first quarter of 2002 is attributable to the Diamond-Koch acquisitions (see Note 2).

Segment gross operating margin is inclusive of intersegment revenues, which are generally based on transactions made at market-related rates.  These revenues have been eliminated from the consolidated totals.

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                      Operating Segments
                              -------------------------------------------------------------------   Adjs.
                                                                         Octane                      and        Consol.
                              Fractionation  Pipelines    Processing   Enhancement     Other        Elims.       Totals
                              ---------------------------------------------------------------------------------------------
Revenues from
   external customers:
     First Quarter 2002            $109,422      $99,081    $453,034                       $517                   $662,054
     First Quarter 2001              89,679        7,187     738,769                        680                    836,315

Intersegment revenues:
     First Quarter 2002              33,397       24,510     126,260                        100     $(184,267)
     First Quarter 2001              41,652       20,779     110,309                         95      (172,835)

Equity income in
   unconsolidated affiliates:
     First Quarter 2002               1,639        4,582                     $3,006                                  9,227
     First Quarter 2001                 562        1,280                        169                                  2,011

Total revenues:
     First Quarter 2002             144,458      128,173     579,294          3,006         617      (184,267)     671,281
     First Quarter 2001             131,893       29,246     849,078            169         775      (172,835)     838,326

Gross operating margin
   by segment:
     First Quarter 2002              24,377       32,668     (33,376)         3,006        (262)                    26,413
     First Quarter 2001              25,668       18,123      28,398            169         535                     72,893

Segment assets:
     At March 31, 2002              444,793      897,139     127,842                      8,269        57,153    1,535,196
     At December 31, 2001           357,122      717,348     124,555                      8,921        98,844    1,306,790

Investments in and advances
   to unconsolidated
   affiliates:
     At March 31, 2002               99,285      217,726      33,000         61,281                                411,292
     At December 31, 2001            93,329      216,029      33,000         55,843                                398,201

Intangible Assets:
     At March 31, 2002               52,748        7,788     191,606                                               252,142
     At December 31, 2001             7,857                  194,369                                               202,226

Goodwill:
     At March 31, 2002               81,135                                                                         81,135

Our revenues are derived from a wide customer base.  All consolidated revenues were earned in the United States.  Our operations are centered along the Texas, Louisiana and Mississippi Gulf Coast areas.

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                              Quarter Ended March 31,
                                                         ----------------------------------
                                                               2002             2001
                                                         ----------------------------------
Total segment gross operating margin                            $ 26,413          $72,893
    Depreciation and amortization                                (17,237)         (10,029)
    Retained lease expense, net                                   (2,305)          (2,660)
    (Gain) loss on sale of assets                                    (13)             381
    Selling, general and administrative                           (7,786)          (6,168)
                                                         ----------------------------------
Consolidated operating income (loss)                                (928)          54,417
    Interest expense                                             (18,513)          (6,987)
    Interest income from unconsolidated affiliates                    30               12
    Dividend income from unconsolidated affiliates                   954            1,632
    Interest income - other                                        1,436            4,145
    Other, net                                                       (77)            (280)
                                                         ----------------------------------
Consolidated income (loss) before minority interest             $(17,098)         $52,939
                                                         ==================================

                              Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                   AND RESULTS OF OPERATIONS.

                                     For the interim periods ended March 31, 2002 and 2001.

Enterprise Products Partners L.P. is a publicly-traded master limited partnership (NYSE, symbol "EPD") that conducts substantially all of its business through its 98.9899% owned subsidiary, Enterprise Products Operating L.P. (the "Operating Partnership"), the
Operating Partnership's subsidiaries, and a number of investments with industry partners.   Since the Operating Partnership owns
substantially all of Enterprise Products Partners L.P.'s consolidated assets and conducts substantially all of its business and operations, the information set forth herein constitutes combined information for the two registrants.  Unless the context requires otherwise, references to "we","us","our" or the "Company" are intended to mean the consolidated business and operations of Enterprise
Products Partners L.P., which includes Enterprise Products Operating L.P. and its subsidiaries.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of the Company and Operating Partnership included in Part I of this report on Form
10-Q.

General

Our Company was formed in April 1998 to acquire, own and operate all of the natural gas liquid ("NGL") processing and distribution assets of Enterprise Products Company ("EPCO").  We are a leading North American provider of a wide range of midstream energy services to our customers located primarily along the central and western Gulf Coast.  Our services include the:

o        gathering, transmission and storage of natural gas from both onshore and offshore Louisiana developments;
o        purchase and sale of natural gas in south Louisiana;
o        processing of natural gas into a saleable and transportable product that meets industry quality specifications by removing
         NGLs and impurities;
o        fractionation of mixed NGLs produced as by-products of oil and natural gas production into their component products: ethane, propane, isobutane, normal butane and natural gasoline;
o        conversion of normal butane to isobutane through the process of isomerization;
o        production of MTBE from isobutane and methanol;
o        transportation of NGL products to customers by pipeline and railcar;
o        production of high purity propylene from refinery-sourced propane/propylene mix;
o        import and export of certain NGL and petrochemical products through our dock facilities;
o        transportation of high purity propylene by pipeline; and
o        storage of NGL and petrochemical products.

Our General Partner, Enterprise Products GP, LLC, owns a 1.0% general partner interest in the Company and a 1.0101% general partner interest in the Operating Partnership.  Our principal executive offices are located at 2727 North Loop West, Houston, Texas
77008-1038 and our telephone number is 713-880-6500.

Recent acquisitions and other investments

In January 2002, we completed the acquisition of Diamond-Koch's Mont Belvieu storage assets from affiliates of Valero Energy
Corporation and Koch Industries, Inc. for $129.6 million.  These facilities include 30 storage wells with a useable capacity of 68
MMBbls and allow for the storage of mixed NGLs, ethane, propane, butanes, natural gasoline and olefins (such as ethylene), polymer grade propylene, chemical grade propylene and refinery grade propylene.  With the inclusion of the former D-K facilities we own and operate 95 MMBbls of storage capacity at Mont Belvieu, one of the largest such facilities in the world.  In addition, we completed the purchase of Diamond-Koch's 66.7% interest in a propylene fractionation facility and related assets in February 2002 at a cost of approximately $239 million.  Including this purchase, we effectively own 58.3 MBPD of net propylene fractionation capacity in Mont
Belvieu and have access to additional customers at this key industry hub.

Cautionary Statement regarding Forward-Looking Information and Risk Factors

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of the General Partner, as well as assumptions made by and information currently available to us.  When used in this document, words such as "anticipate", "project", "expect", "plan", "forecast", "intend", "could", "believe", "may", and similar expressions and statements regarding the plans and objectives of the Company for future operations, are intended to identify forward-looking statements.  Although we and the General Partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor the General Partner can give any assurance that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those we anticipated, estimated, projected or expected.

An investment in our debt or equity securities involves a degree of risk.  Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

o        competitive practices in the industries in which we compete;
o        fluctuations in oil, natural gas and NGL prices and production due to weather and other natural and economic forces;
o        operational and systems risks;
o        environmental liabilities that are not covered by indemnity or insurance;
o        the impact of current and future laws and governmental regulations (including environmental regulations) affecting the midstream energy industry in general and our NGL and natural gas operations in particular;
o        the loss of a significant customer;
o        the use of financial instruments to hedge commodity and other risks which prove to be economically ineffective; and
o        the failure to complete one or more new projects on time or within budget.

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

In addition we must obtain access to new natural gas volumes for our processing business in order to maintain or increase gas plant throughput levels to offset natural declines in field reserves.  The number of wells drilled by third parties to obtain new volumes will depend on, among other factors, the price of gas and oil, the energy policy of the federal government and the availability of foreign oil and gas, none of which is in our control.

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

Lastly, our expectations regarding future capital expenditures are only forecasts regarding these matters.  These forecasts may be substantially different from actual results due to various uncertainties including the following key factors:  (a) the accuracy of our estimates regarding capital spending requirements, (b) the occurrence of any unanticipated acquisition opportunities, (c) the need to replace unanticipated losses in capital assets, (d) changes in our strategic direction and (e) unanticipated legal,
\

regulatory and contractual impediments with regards to our construction projects.

For a description of the tax and other risks of owning our Common Units or the Operating Partnership's debt securities, see our
registration documents (together with any amendments thereto) filed with the SEC on Forms S-1 and S-3.   Our SEC File number is
1-14323 and our Operating Partnership's SEC File number is 333-93239-01.

Our accounting policies

In our financial reporting process, we employ methods, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements.  These methods, estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Investors should be aware that actual results could differ from these estimates should the underlying assumptions prove to be incorrect.  Examples of these estimates and assumptions include depreciation methods and estimated lives of property, plant and equipment, amortization methods and estimated lives of qualifying intangible assets, methods employed to measure the fair value of goodwill, revenue recognition policies and mark-to-market accounting procedures.  The following describes the estimation risk in each of these significant financial statement items:

o        Property, plant and equipment.  Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the asset's estimated useful life.  Our plants, pipelines and storage facilities have estimated useful lives of five to 35 years.  Our miscellaneous transportation equipment have estimated useful lives of three to 35 years.  Depreciation is the systematic and rational allocation of an asset's cost, less its residual value (if any), to the periods it benefits.  Straight-line depreciation results in depreciation expense being incurred evenly over the life of the asset.  The determination of an asset's estimated useful life must take a number of factors into consideration, including technological change, normal depreciation and actual physical usage.  If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense.
         Additionally, if we determine that an asset's undepreciated cost may not be recoverable due to economic obsolescence, the business climate, legal or other factors, we would review the asset for impairment and record any necessary reduction in the asset's value as a charge against earnings.  At March 31, 2002 and December 31, 2001, the net book value  of our property, plant and equipment was $1.5 billion and $1.3 billion, respectively.

o        Intangible assets.  The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations.  Potential intangible assets include intellectual property such as technology, patents, trademarks and trade names, customer contracts and relationships, and non-compete agreements, as well as other intangible assets.  The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate.

         Our recorded intangible assets primarily include the estimated value assigned to certain contract-based assets representing the rights we own arising from contractual agreements.  According to SFAS No. 141, a contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity.  It is based on an analysis of all pertinent factors including (a) the expected use of the asset by the entity, (b) the expected useful life or related assets (i.e., fractionation facility, storage well, etc.), (c) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (d) the effects of obsolescence, demand, competition, and other economic factors and (e) the level of maintenance required to obtain the expected future cash flows.

         At March 31, 2002, our intangible assets primarily consisted of the Shell natural gas processing agreement that we acquired as a result of the TNGL acquisition in August 1999 and certain propylene fractionation and storage contracts we acquired in
         connection with our Diamond-Koch acquisitions in January and February 2002.   The value of the Shell natural gas processing

         agreement is being amortized on a straight-line basis over its 20-year contract term (currently $11.1 million annually from
         2002 through 2019).  If the economic life of this contract were later determined to be impaired due to negative changes in
         Shell's natural gas exploration and production activities in the Gulf of Mexico, then we might need to reduce the amortization period of this asset to less than the contractually-stated 20-year life of the agreement.  Such a change would increase the annual amortization charge at that time.  At March 31, 2002, the unamortized value of the Shell contract was
         $191.6 million.

         The value of the propylene fractionation and storage contracts acquired from Diamond-Koch is being amortized on a straight-line basis over the economic life of the assets to which they relate, which is currently estimated at 35 years.
         Although the majority of these contracts have terms of one to two years, we have assumed that our relationship with these customers will extend beyond the contractually-stated term primarily based on historical low customer contract turnover rates within these operations.  If the economic life of the assets were later determined to be impaired due to negative changes within the industry or otherwise, then we might need to reduce the amortization period of these contract-based assets to less than 35 years.  Such a change would increase amortization expense at that time.  At March 31, 2002, the unamortized value of these contracts was $60.5 million.

o        Goodwill.   At March 31, 2002, the value of recorded goodwill was $81.1 million.   Our goodwill is primarily
         attributable to the excess of the purchase price over the fair value of assets acquired from Diamond-Koch in early 2002 and
         from Kinder Morgan and EPCO in July 1999.   Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized.  Instead, we have began to routinely review the reporting units to which the goodwill amounts relate
         for indications of possible impairment.   If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, is calculated and compared to its combined book value.  Our goodwill is recorded as part of the Fractionation operating segment.

         The fair value of a reporting unit refers to the amount at which the it could be bought or sold in a current transaction
         between willing parties.   Quoted market prices in active markets are the best evidence of fair value and are used to the extent they are available.  If quoted market prices are not available, an estimate of fair value is determined based on the best information available to us, including prices of similar assets and the results of using other valuation techniques
         such as discounted cash flow analysis and multiples of earnings approaches.   The underlying assumptions in such models rely
         on information available to us at a given point in time and are viewed as reasonable and supportable considering available evidence.

         If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired and no adjustment to
         earnings would be required.   Should the fair value of the reporting unit (including its goodwill) be less than its book value, a charge to earnings would be recorded to adjust goodwill to its implied fair value.

o        Revenue recognition.  In general, we recognize revenue from our customers when all of the following criteria are met:
         (i) firm contracts are in place, (ii) delivery has occurred or services have been rendered, (iii) pricing is fixed and
         determinable and (iv) collectibility is reasonably assured.   When contracts settle (i.e., either physical delivery of
         product has taken place or the services designated in the contract have been performed), we determine if an allowance is necessary and record it accordingly.  The revenues that we record are not materially based on estimates.  We believe the assumptions underlying any revenue estimates that we might use will not prove to be significantly different from actual amounts due to the routine nature of these estimates and the stability of our operations.

         Of the contracts that we enter into with customers, the majority fall within five main categories as described below:

        o        Tolling (or throughput) arrangements where we process or transport customer volumes for a cash fee (usually on a per gallon or other unit of measurement basis);
        o        In-kind fractionation arrangements where we process customer mixed NGL volumes for a percentage of the end NGL products in lieu of a cash fee (exclusive to our Norco NGL fractionation facility);

        o        Merchant contracts where we sell products to customers at market-related prices for cash;
        o        Storage agreements where we store volumes or reserve storage capacity for customers for a cash fee; and
        o        Fee-based marketing services where we market volumes for customers for either a percentage of the final cash sales price or a cash fee per gallon handled.

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
         If unanticipated financial difficulties were to occur with a significant customer or customers, there is the possibility that the allowance for doubtful accounts would need to be increased to bring the allowance up to an appropriate level based on the new information obtained.  Our allowance for doubtful accounts at March 31, 2002 and December 31, 2001 was $20.6 million.

o        Fair value accounting for financial instruments.  Our earnings are also affected by use of the mark-to-market method of accounting required under GAAP for certain financial instruments.  We use financial instruments such as swaps, forwards and other contracts to manage price risks associated with inventories, firm commitments and certain anticipated transactions, primarily within our Processing segment.  Currently none of these financial instruments qualify for hedge accounting treatment and thus the changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the "mark-to-market" method) rather than being deferred until the firm commitment or anticipated
         transaction affects earnings.   The use of mark-to-market accounting for financial instruments results in a degree of
         non-cash earnings volatility that is dependent  upon changes in underlying indexes, primarily commodity prices.   Fair value
         for the financial instruments we employ is determined using price data from highly liquid markets such as the NYMEX commodity exchange.

         For the quarter ending March 31, 2002, we recognized losses from our commodity hedging activities of $45.1 million. Of this loss, $28.7 million is attributable to the negative change in market value of the portfolio since December 31, 2001 for positions still open at March 31, 2002.  For additional information regarding our use of financial instruments to manage risk and the earnings sensitivity of these instruments to changes in underlying commodity prices, see the Processing segment discussion under "Our results of operations" and Item 3 of this report.

Additional information regarding our financial statements or those of the Operating Partnership can be found in the Notes to
Unaudited Consolidated Financial Statements of each entity included elsewhere in this report on

Form 10-Q.

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

Our gross operating margin by segment (in thousands of dollars) along with a reconciliation to consolidated operating income were as follows for the periods indicated:

                                                           Quarter Ended March 31,
                                                      -----------------------------------
                                                            2002             2001
                                                      -----------------------------------
Gross Operating Margin by segment:
     Fractionation                                            $24,377           $25,668
     Pipelines                                                 32,668            18,123
     Processing                                               (33,376)           28,398
     Octane enhancement                                         3,006               169
     Other                                                       (262)              535
                                                      -----------------------------------
Gross Operating margin total                                   26,413            72,893
     Depreciation and amortization                             17,237            10,029
     Retained lease expense, net                                2,305             2,660
     Loss (gain) on sale of assets                                 13              (381)
     Selling, general and administrative expenses               7,962             6,168
                                                      -----------------------------------
Consolidated operating income (loss)                          $(1,104)          $54,417
                                                      ===================================

Our significant plant production and other volumetric data were as follows for the periods indicated:

                                                               Quarter Ended March 31,
                                                         ------------------------------------
                                                               2002               2001
                                                          ------------------------------------
MBPD, Net
---------
Equity NGL Production                                                  81                 46
NGL Fractionation                                                     204                165
Isomerization                                                          74                 70
Propylene Fractionation                                                63                 30
Octane Enhancement                                                      4                  3
Major NGL and  Petrochemical Pipelines                                525                356

MMBtu/D, Net
------------
Natural Gas Pipelines                                           1,259,288            505,567

The following table illustrates selected average quarterly prices for natural gas, crude oil, selected NGL products and polymer grade propylene since the January 2001:

                                                                                                     Polymer
                         Natural                                            Normal                    Grade
                          Gas,      Crude Oil,    Ethane,      Propane,     Butane,    Isobutane,   Propylene,
                         $/MMBtu     $/barrel     $/gallon     $/gallon    $/gallon     $/gallon     $/pound
                       -----------------------------------------------------------------------------------------
                           (a)         (b)          (a)          (a)          (a)         (a)          (a)
Fiscal 2001:
   First quarter (c)         $7.00       $28.77        $0.49        $0.63       $0.70        $0.74        $0.23
   Second quarter            $4.61       $27.86        $0.37        $0.50       $0.56        $0.66        $0.19
   Third quarter             $2.84       $26.64        $0.27        $0.41       $0.49        $0.49        $0.16
   Fourth quarter            $2.38       $21.04        $0.21        $0.34       $0.40        $0.39        $0.18
Fiscal 2002:
   First quarter             $2.30       $21.41        $0.22        $0.30       $0.38        $0.44        $0.16

----------------------------------------------------------------------------------------------------------------
   (a)  Natural gas, NGL and polymer grade propylene prices represent an average of index prices
   (b)  Crude Oil price is representative of West Texas Intermediate
   (c)  Natural gas prices peaked at approximately $10 per MMBtu in January 2001

         Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues, costs and expenses and operating income (loss).  Revenues were $671.3 million for the first quarter of
2002 compared to $838.3 million for the first quarter of 2001.   Operating costs and expenses (including selling, general and administrative charges) were $672.4 million for the first quarter of 2002 versus $783.9 million for the first quarter of 2001.
Operating results were a loss of $1.1 million for the first quarter of 2002 compared to income of $54.4 million for the first quarter of 2001.

Revenues declined period to period primarily the result of lower NGL prices offset by an increase in revenues from our Pipeline
segment.   Weighted-average NGL prices were 62 CPG in the first quarter of 2001 versus 33 CPG in the first quarter of 2002 primarily due to the high price of natural gas and crude oil during the first quarter of 2001 which generally caused NGL prices to increase.
The decline in prices from period to period was offset by an overall increase in volumes handled at our facilities and pipelines in the first quarter of 2002 relative to the same period in 2001.  Revenues from our Pipelines segment increased primarily the result of the Acadian acquisition which was completed during the second quarter of 2001.

Operating costs and expenses decreased from period-to-period primarily due to a decline in natural gas expense:  the average price of
natural gas declined from $7.00 per MMBtu in the first quarter of 2001 to $2.30 per MMBtu in the first quarter of 2002.   The price
of natural gas in the first quarter of 2001 was initially driven by supply issues (particularly as they related to California and other western U.S. states) and later turned into a more speculative market before prices began to moderate late in the first quarter
of 2001.   Natural gas prices during most of the first quarter of 2002 were generally stable until mid-March 2002 when supply issues began to resurface and create volatility in the marketplace.

As a result of this volatility in natural gas prices late in the first quarter of 2002, we recorded a $45.1 million loss on our commodity hedging activities which is classified as an operating expense for the period.  The loss was attributable to the utilization of natural gas-based financial instruments to hedge the value of our NGL production related to our natural gas processing operations.  This compares to $5.6 million in income from these activities recorded during the first quarter of 2001 that was treated as a reduction in operating expenses.  This change resulted in a $50.7 million increase in operating costs and expenses
quarter-to-quarter.   In addition to the commodity hedging loss, operating costs and expenses in our Pipelines segment increased as a result of the Acadian acquisition mentioned previously.  These increases were more than offset by the overall reduction in other operating costs, particularly that of natural gas as a feedstock and as a fuel.

Fractionation.  Gross operating margin from our Fractionation segment was $24.4 million for the first quarter of
2002 compared to $25.7 million for the first quarter of 2001.   NGL fractionation margin decreased $1.1 million during the first quarter of 2002 when compared to the first quarter of 2001.  NGL fractionation net volumes improved to 204 MBPD during the first
quarter of 2002 versus 165 MBPD for the same period in 2001.   NGL fractionation volumes during the first quarter of 2001 were unusually low due to reduced NGL extraction rates at  gas processing plants caused by abnormally high natural gas prices (which
resulted in a decrease in mixed NGL volumes available for fractionation).   The decrease in NGL fractionation margin was primarily
due to certain non-routine maintenance charges at our Mont Belvieu facility and lower in-kind fees at our Norco plant (caused by lower NGL prices in 2002 relative to 2001), partially offset by increased margins due to higher overall fractionation volumes at all of our facilities.

Our isomerization business posted a $4.8 million decrease in margin for the first quarter of 2002 when compared to the first quarter
of 2001.  Isomerization volumes increased to 74 MBPD during the 2002 period versus 70 MBPD during the 2001 period.   The decrease in
margin is primarily due to lower isomerization revenues.   Certain of our isomerization tolling fees are indexed to historical natural gas prices and were positively impacted when the price of natural gas peaked during the first quarter of 2001.

For the first quarter of 2002, gross operating margin from propylene fractionation was $4.3 million higher than the first quarter of
2001.  The first quarter of 2002 includes $3.1 million in margin from the propylene fractionation business we acquired from
Diamond-Koch in February 2002.   The remainder of the increase in margin is primarily due to lower fuel costs at our other Mont
Belvieu propylene fractionation facilities attributable to the difference in natural gas prices between the two periods.   Net
volumes at our propylene fractionation facilities increased to 63 MBPD for the first quarter of 2002 compared with 30 MBPD for the first quarter of 2001.  Of the increase in 2002 volumes, 34 MBPD is attributable to operations acquired from Diamond-Koch.

Pipelines.  Our Pipelines segment posted a record quarterly gross operating margin of $32.7 million for the
first quarter of 2002, compared to $18.1 million for the first quarter of 2001.   Liquids pipeline volumes increased to a record 525
MBPD during the first quarter of 2002 versus 356 MBPD during the first quarter of 2001.   Natural gas pipeline throughput rates
increased to 1,259 Bbtu per day during the 2002 quarter compared to 506 Bbtu per day during the 2001 quarter.  The increases are attributable to a variety of sources, including the following:

o        Our Acadian Gas natural gas pipeline business added $4.1 million in margin and accounted for 744 Bbtu/d of the increase in
         natural gas throughput volumes.   Acadian Gas was acquired from Shell in the second quarter of 2001.
o        Margin from our Louisiana Pipeline System increased $3.2 million quarter-to-quarter primarily due to a 73% increase in
         pipeline volumes to 185 MBPD for the 2002 period versus 107 MBPD during the 2001 period.   NGL volumes transported by this
         system were negatively impacted by the reduced NGL extraction rates at gas plants during the first quarter of 2001.

o        The Lou-Tex NGL pipeline posted a $2.3 million increase in margin quarter-to-quarter on a 76% increase in transport volumes due to a strong demand for services.  Volumes increased 17 MBPD quarter-to-quarter.
o        Equity earnings from EPIK increased $2.6 million quarter-to-quarter on a 22 MBPD increase in export volumes for the first
         quarter of 2002.   Unusually high domestic prices for propane-related products in the first quarter of 2001 resulted in
         decreased export opportunities.   Product prices during the first quarter of 2002 presented EPIK with a more favorable export environment.
o        The acquisition of Diamond-Koch's NGL and petrochemical storage business in January 2002 contributed to a $1.9 million increase in margin from our Mont Belvieu storage operations.
o        For the first quarter of 2002, margin from our HSC pipeline system increased $0.9 million over the first quarter of 2001.
         The increase in margin was primarily due to a 47 MBPD increase in transportation volumes of which the increase in EPIK's exports played a key role.

Processing.   Gross operating margin from our Processing segment was a loss of $33.4 million for the first quarter of 2002 versus income of $28.4 million for the first quarter of 2001.  This segment is comprised of our natural gas processing business and related merchant activities and includes results of our commodity hedging strategies.
The $61.8 million margin decrease quarter-to-quarter is primarily due to losses from commodity hedging activities during the first
quarter of 2002.   The first quarter of 2001 also benefited from strong propane heating demand that did not recur in the first quarter of 2002.

Equity NGL production averaged 81 MBPD for the first quarter of 2002 versus 46 MBPD for the first quarter of 2001.   Equity NGL
production during the first quarter of 2002 was adversely impacted by approximately 14 MBPD due to downtime at certain Gulf of Mexico production platforms caused by mechanical problems.  Production during the 2001 period reflected reduced extraction rates caused by abnormally high natural gas prices which increased operating costs at our gas processing plants.  As a result of lower overall natural gas prices in the first quarter of 2002 compared to the same period in 2001, processing economics have improved leading to higher extraction rates (i.e., higher equity NGL production).

We have employed various hedging strategies to mitigate the effects of fluctuating commodity prices (primarily NGL and natural gas
prices) on our gas processing business and related merchant activities.   Beginning in late 2000 and extending through March 2002, a large number of our hedging transactions were based on the historical relationship between natural gas prices and NGL prices.  This type of hedging strategy utilized the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in the anticipated margins on NGL merchant activities and the value of equity NGL production.  During most of 2001, this strategy proved successful as natural gas prices declined relative to our fixed positions.
During the first quarter of 2001, we recognized $5.6 million in income from our hedging activities of which $13.5 million was
mark-to-market income on positions that were open at March 31, 2001.   For the year 2001, this strategy proved successful for us (as the price of natural gas declined relative to our positions) and was responsible for most of the $101.3 million in income from hedging activities we recorded.

As a result of our success, we continued using this strategy going into 2002.   In late March 2002, the effectiveness of this hedging
strategy deteriorated due to a rapid increase in natural gas prices whereby the loss in the value of fixed-price natural gas
financial instruments was not offset by increased processing margins.     A number of factors influenced this rapid increase in
natural gas prices including industry concerns that current drilling activity was not sufficient to support production levels needed to support the U.S. economic recovery that is underway and the potential need for natural gas to replace nuclear power in some areas
in the U.S. as nuclear power facilities were taken offline for critical maintenance work.     At March 31, 2002, we recognized a loss
on these hedging activities of $45.1 million of which $16.4 million had already been paid to counterparties.

Due to the inherent uncertainty that was controlling the markets, management decided that it was prudent for the Company to exit this strategy completely, and we did so by late April 2002.  By the time that the positions were effectively closed out, the March 31,
2002 market value of $20.8 million payable increased to $26.1 million payable.  We forecast that the latter sum will be paid to counterparties as follows during 2002:  $15.5 million in the second quarter, $10.1 million in the third quarter and $0.5 million in the fourth quarter.

As a result of the loss recognized in the first quarter of 2002, management has elected to take a more traditional approach to
hedging activities for the foreseeable future.   We anticipate that the hedging strategies used by our natural gas processing and related NGL merchant activities (over the short-term) will be limited to those deemed prudent in managing the cost of natural gas consumed as a feedstock in these operations.  A variety of factors influence whether or not our hedging strategies are successful.
For additional information regarding our commodity financial instruments, see Item 3 of this report on Form 10-Q.

Octane Enhancement.  Equity earnings from our BEF investment improved to $3.0 million for the first quarter of
2002 compared with $0.2 million for the first quarter of 2001.   The improvement is attributable to a 64% increase in MTBE production
(due to less maintenance downtime during the 2002 period) and increased margins related to lower feedstock prices caused by lower natural gas prices.

Selling, general and administrative expenses.  These expenses increased to $8.0 million for the first quarter of 2002 from $6.2 million for the first quarter of 2001.  The increase in expense is primarily due to the additional staff and resources acquired as a result of the Acadian acquisition.

Interest expense.   Interest expense increased to $18.5 million for the first quarter of 2002 from $7.0 million
for the first quarter of 2001.    During the first quarter of 2001, we recognized a $9.3 million benefit related to our interest rate
swaps compared to $0.1 million for the first quarter of 2002.   We use interest rate swaps to effectively convert a portion of our fixed-rate debt into variable-rate debt.  With the decline in variable interest rates, our swaps increased in value and provided cash
income.    Also, the notional amounts of the swaps outstanding during the first quarter of 2001 ranged from $154 million to $104
million compared to $54 million outstanding during the 2002 period.   The notional amount reflects that portion of debt principal that we effectively converted to variable interest rates from fixed interest rates.

In addition, interest expense has increased as a result of additional borrowings.  Our weighted-average principal balance for the
first quarter of 2002 was $1.1 billion compared to $854 million for the same period in 2001.   Debt increased $363 million during the
first quarter of 2002 primarily the result of borrowings associated with the Diamond-Koch acquisitions.

General outlook for second quarter of 2002 and remainder of 2002

Our second quarter equity NGL production will be marginally impacted by temporary mechanical problems at certain Gulf of Mexico production platforms. These platforms recommenced production in early May and  are expected to return to full production by the end of
May.   As a result, we expect that our second quarter equity NGL production will be similar to that seen in the first quarter of 2001
(approximately 80 MBPD).   Rates should improve to near 85 MBPD over the remainder of the year as these fields come back onstream.

The mechanical problems at the platforms noted above will also temporarily reduce transportation volumes and margin on the Nemo,
Manta Ray and Nautilus pipelines in which we have an equity ownership.  For the remainder of 2002, we expect quarterly earnings from
these investments to approach historical levels.   We anticipate our Acadian Gas business to be stable for  the remainder of the year with normal margins.

Our propylene fractionation facilities should operate at near capacity for the remainder of 2002.   We believe that margins will
improve in the second quarter of 2002 due to strong export demand.   Propylene fractionation margins for the third and fourth quarter
should approximate those seen in the first quarter of 2002.   Propylene fractionation volumes are expected to average near 65 MBPD for the second, third and fourth quarters of 2002.

The isomerization business is expected to be stable for the remainder of 2002 with volumes averaging approximately 75 MBPD.
Likewise, margin and volume attributable to NGL fractionation services for the second quarter of 2002 is expected to be consistent
with that seen in the first quarter of 2002.    We expect no significant changes in the third and fourth quarters of 2002 as well.

Equity earnings from BEF during the second quarter of 2002 are expected to improve relative to the first quarter of 2002 as demand for MTBE strengthens as refiners begin purchasing MTBE in preparation for gasoline blending requirements of the upcoming summer
driving season.   Our forecast of equity earnings from BEF for the third and fourth quarters of 2002 are expected to be seasonally lower than those seen in the first and expected in the second quarters, but are expected to be similar to the levels experienced historically.

Our liquidity and capital resources

As noted at the beginning of Item 2, since the Operating Partnership owns substantially all of Enterprise Products Partners L.P.'s consolidated assets and conducts substantially all of its business and operations, the following discussion of liquidity and capital
resources constitutes combined (or consolidated) information for the two registrants.   References to equity securities in this
discussion pertain to the Units issued by Enterprise Products Partners L.P.  References to public debt pertain to those obligations issued by Enterprise Products Operating L.P.

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

Operating cash flows primarily reflect the effects of net income adjusted for depreciation and amortization, equity income and cash distributions from unconsolidated affiliates, fluctuations in fair values of financial instruments and changes in operating accounts.  The net effect of changes in operating accounts is generally the result of timing of sales and purchases near the end of each period.  Cash flows from operations are directly linked to earnings from our business activities.  Like our results of operations, these cash flows are exposed to certain risks including fluctuations in NGL and energy prices, competitive practices in the midstream energy industry and the impact of operational and systems risks.  The products that we process, sell or transport are principally used as feedstocks in petrochemical manufacturing and in the production of motor gasoline and as fuel for residential and commercial heating.  Reduced demand for our products or services by industrial customers, whether because of general economic conditions, reduced demand for the end products made with NGL products, increased competition from petroleum-based products due to pricing differences or other reasons, could have a negative impact on earnings and thus the availability of cash from operating
activities.   For a more complete discussion of these and other risk factors pertinent to our businesses, see "Cautionary
Statement regarding Forward-Looking information and Risk Factors".

As noted above, certain of our liquidity and capital resource requirements are met using borrowings under bank credit facilities and/or the issuance of additional Common Units or public debt (separately or in combination).  As of March 31, 2002, total borrowing capacity under our revolving credit facilities was $400 million of which $87 million was available at the end of the first quarter of
2002 (we increased the borrowing capacity under our revolving credit facilities to $500 million in April 2002).  On February 23,
2001, we filed a $500 million universal shelf registration (the "February 2001 Shelf") covering the issuance of an unspecified amount
of equity or debt securities or a combination thereof.   For additional information regarding our debt, see the section below labeled
"Our debt obligations."

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

Two-for-one split of Limited Partner Units.On February 27, 2002, we announced that the Board of
Directors of the General Partner had approved a two-for-one split for each class of our Units.  The partnership Unit split will be accomplished by distributing one additional partnership Unit for each partnership Unit outstanding to holders of record on April 30,
2002.  The Units will be distributed on May 15, 2002.  All references to number of Units or earnings per Unit contained in this document relate to the pre-split Units, except if indicated otherwise.

Consolidated cash flows for three months ended March 31, 2002 compared to three months ended March 31, 2001

Operating cash flows.  Cash flows from operating activities were an outflow of $10.0 million during the first quarter of 2002 compared to an inflow of $48.7 million during the first quarter of 2001.  Excluding changes in operating accounts which are generally the result of timing of sales and purchases near the end of each period, adjusted quarterly cash flow from operating activities would
be an inflow of $38.2 million in 2002 as compared to an inflow of $41.1million for 2001.   Cash flow from operating activities before
changes in operating accounts is an important measure of our liquidity.  It provides an indication of our success in generating core
cash flows from the assets and investments we own.   The $2.9 million decrease in cash flows for the first quarter of 2002 is primarily due to an increase in hedging losses realized between the quarters offset by additional cash flows from acquisitions
(Diamond-Koch in January and February of 2002 and Acadian Gas in April 2001).

As noted under "Our results of operations" section, we recorded $45.1 million in net commodity hedging losses for the first
quarter of 2002 compared to $5.6 million in net commodity hedging income for the first quarter of 2001.   Of the net hedging loss for
the first quarter of 2002, we have realized (or paid out to counterparties) $16.4 million of this loss.   The difference of $28.7
million represented the change in market value of the overall portfolio between December 31, 2001 and March 31, 2002.   At
March 31, 2002, the market value of the commodity financial instruments that were outstanding was a payable of $20.8 million.   Due
to continued volatility in the marketplace and losses, management elected to effectively exit the strategy underlying the commodity hedging activities and moved to close out these positions in April 2002.  Due to the increase in natural gas prices before we effectively closed out all of these positions, we estimate that an additional $5.3 million in losses will be recorded in the second
quarter of 2002 pertaining to these instruments.   Of the cumulative $26.1 million in post-first quarter 2002 cash losses, $15.5 million is expected to be paid out during the second quarter, $10.1 million in the third quarter and $0.5 million in the fourth
quarter.   By comparison, our net hedging income of $5.6 million recorded in the first quarter of 2001 consisted of $13.5 million of mark-to-market income on positions that were open at March 31, 2001 offset by $7.9 million in realized losses.

Investing cash flows.  During the first quarter of 2002, we used $396.5 million in cash to finance investing activities
compared to $137.9 million for the first quarter of 2001.   The 2002 period includes $368.7 million paid to affiliates of
Diamond-Koch to acquire their propylene fractionation and NGL and petrochemical storage businesses located in Mont Belvieu, Texas.
This amount is subject to certain post-closing adjustments expected to be completed during the second quarter of 2002. The 2001 period includes approximately $113 million paid to El Paso to acquire equity interests in several Gulf of Mexico natural gas pipeline systems (our Neptune, Starfish and Nemo equity investments).

On a forward-looking basis, the post-closing purchase price adjustment related to Acadian Gas was completed in April 2002.  As a result, we paid an additional $18.0 million to Shell primarily related to working capital items during the second quarter of 2002.

Financing cash flows.  Our financing activities generated $304.4 million in cash inflows during the first quarter of 2002 compared to $408.2 million during the first quarter of 2001.  The first quarter of 2002 includes $383 million in borrowings under our revolving credit facilities while the first quarter of 2001 reflects $450 million in proceeds from the issuance of the Senior Notes
B.  Cash distributions paid to our partners increased quarter-to-quarter primarily due to increases in both the quarterly distribution rate and the number of Units entitled to received distributions.

Cash requirements for future growth

Acquisitions.  We are committed to the long-term growth and viability of the Company.   Our strategy involves expansion
through business acquisitions and internal growth projects.  In recent years, major oil and gas companies have sold non-strategic assets in the midstream natural gas industry in which we operate.  We forecast that this trend will continue, and expect independent oil and natural gas companies to consider similar disposal options.  Management continues to analyze potential acquisitions, joint venture or similar transactions with businesses that operate in complementary markets and geographic regions.  We believe that the
Company is well positioned to continue to grow through acquisitions that will expand its platform of assets and through internal
growth projects.   Our goal for fiscal 2002 is to invest at least $400 million in such opportunities that will be accretive to our investors.

The funds needed to achieve this goal can be attained through a combination of operating cash flows, debt and/or equity.   During
January and February 2002, we spent approximately $367.5 million to acquire hydrocarbon storage and propylene fractionation
facilities and related assets from D-K.   Of this amount, approximately $238.5 million was funded by a drawdown on our Multi-Year and
364-Day credit facilities leaving $161.5 million of unused commitments available under these credit agreements.   The increase in
outstanding debt will translate into additional debt service costs during 2002.

Distributions.  Another stated goal of management is to increase the distribution rate to our investors by at least 10%
annually.   At the end of 2001, the annual rate was $2.50 per Common Unit.   We anticipate that operating cash flows will be
sufficient in 2002 to increase the rate to at least $2.68 per Common Unit (on a pre-split basis).   On February 27, 2002, we
announced an increase in the quarterly distribution from $0.625 per Common Unit to $0.67 per Common Unit on a pre-split basis.  Based on the number of distribution-bearing Units projected to be outstanding during 2002, we project that this goal will translate into cash distributions increasing by approximately $46 million over the amounts paid to partners and the minority interest during 2001.

Capital spending.  At March 31, 2002, we had $5.9 million in outstanding purchase commitments attributable to capital projects.  Of this amount, $5.8 million is related to the construction of assets that will be recorded as property, plant and equipment and $0.1 million is associated with capital projects of our unconsolidated affiliates which will be recorded as additional investments.

During the first quarter of 2002, our capital expenditures were $17.1 million.   For the remainder of 2002, we expect our capital
spending to approximate $46.5 million of which $21.1 million is forecasted for our Pipelines segment.  Our unconsolidated affiliates forecast a combined $31.1 million in capital expenditures during the remainder of 2002 of which we expect our share to be approximately $10.2 million, the majority of which relate to expansion projects on our Gulf of Mexico natural gas pipeline systems.
These outlays will be recorded as additional investments in unconsolidated affiliates.

Our debt obligations

Our debt consisted of the following at:

                                                                                March 31,         December 31,
                                                                                   2002               2001
                                                                            ---------------------------------------
Borrowings under:
     Senior Notes A, 8.25% fixed rate, due March 2005                                $350,000            $350,000
     MBFC Loan, 8.70% fixed rate, due March 2010                                       54,000              54,000
     Senior Notes B, 7.50% fixed rate, due February 2011                              450,000             450,000
     Multi-Year Credit Facility, due November 2005                                    230,000
     364-Day Credit Facility, due November 2002 (a)                                    83,000
     Other short-term borrowing due April 2002                                         50,000
                                                                            ---------------------------------------
            Total principal amount                                                  1,217,000             854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               1,955               1,653
Less unamortized discount on:
     $350 Million Senior Notes                                                           (108)               (117)
     $450 Million Senior Notes                                                           (251)               (258)
Less current maturities of debt                                                       (50,000)                  -
                                                                            ---------------------------------------
            Long-term debt                                                         $1,168,596            $855,278
                                                                            =======================================

(a)  Under the terms of this facility, the Operating Partnership has the option to convert this facility into a term loan due
November 15, 2003.  Management intends to refinance this obligation with a similar obligation at maturity.

At March 31, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Credit Facility of which
$18.6 million was outstanding.

Enterprise Products Partners L.P. acts as guarantor of certain debt obligations of the Operating Partnership.  This parent-subsidiary guaranty provision exists under our Senior Notes, MBFC Loan, Multi-Year and 364-Day Credit Facility.

In April 2002, we increased the amount that we can borrow under the Multi-Year Credit Facility by $20 million and the 364-Day Credit
Facility by $80 million, up to an amount not exceeding $500 million in the aggregate for both facilities.   At March 31, 2002, we had
borrowed $313 million under these two facilities; the majority of which was related to the acquisition of Diamond-Koch's propylene
fractionation business in February 2002 (see Note 2).   In anticipation of the increased borrowing limits under the Multi-Year and
364-Day Credit Facilities, we borrowed $50 million under a short-term supplemental credit facility that was repaid in late April 2002 with proceeds from the increased availability under the Multi-Year and 364-Day Credit Facility.

The indentures under which the Senior Notes and the MBFC Loan were issued contain various restrictive covenants.  We were in compliance with these covenants at March 31, 2001.

In April 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were amended to allow for increased financial flexibility.  The significant changes are as follows (capitalized terms used herein are defined within the credit agreements):

o        We were granted increased flexibility under our Consolidated Indebtedness to Consolidated EBITDA ratio for the rolling-four quarter period which ends on September 30, 2002.  The maximum ratio allowed by our lenders was temporarily raised to 4.5 to
         1.0 from 4.0 to 1.0. This modification was required as a result of the hedging losses we incurred during the first quarter of 2002.
o        In addition, we are allowed to exclude from the calculation of Consolidated EBITDA up to $50 million in losses resulting from hedging NGLs that utilized natural gas-based financial instruments entered into on or prior to April 24, 2002.  This exclusion applies to our quarterly Consolidated EBITDA calculations in which the financial impact of such specific instruments were recorded (ending with the calculation for the third quarter of 2003 due to the rolling-four quarter nature of the calculation).

We were in compliance with the covenants of our revolving credit agreements at March 31, 2002.

Summary of contractual obligations and material commercial commitments

The following table summarizes our contractual obligations and material purchase and other commitments for the period shown (as of
March 31, 2002):

           Contractual Obligation                                           2003         2006
           or Material Commercial                                         through      through       After
                 Commitment                       Total        2002         2005         2007         2007
---------------------------------------------------------------------------------------------------------------

Contractual Obligation (expressed in
   terms of millions of dollars payable
   per period:)
   Debt obligations                                $1,217.0       $50.0       $663.0                    $504.0
   Operating leases                                   $17.3        $4.0        $10.1         $0.6         $2.6
   Capital spending commitments:
      Property, plant and equipment                    $5.8        $5.8
      Investments in unconsolidated
         affiliates                                    $0.1        $0.1

Other commitments (expressed in terms
   of millions of dollars potentially
   payable per period):
   Letters of Credit under Multi-Year
      Credit Facility                                 $18.6                    $18.6

Other Material Contractual Obligations
   (Purchase commitments expressed
   in terms of minimum volumes
   under contract per period:)
    NGLs (MBbls)                                     27,345       8,064       18,941          340
    Natural gas (BBtus)                             138,605      10,294       39,716       25,595       63,000

Debt obligations reflects amounts due under our Senior Notes A and B, the MBFC Loan and our revolving credit facilities.   Of the $83
million outstanding under the 364-Day Credit Facility, management is evaluating its refinancing alternatives regarding amounts due in
November 2002 under the 364-Day Credit Facility.  Management intends to refinance this obligation with a similar obligation at maturity.

We lease certain equipment and processing facilities under noncancelable and cancelable operating leases.  The amounts shown in the table above represent minimum future rental payments due on such leases with terms in excess of one year.  The amounts shown reflect additional operating lease commitments arising from the Diamond-Koch acquisitions in January and February 2002.

Our letters of credit increased from $2.4 million at December 31, 2001 to $18.6 million at March 31, 2002 due to letter of credit requirements associated with our purchase of hydrocarbon imports.

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
There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method.  SFAS No. 142 was effective for our fiscal year that began January 1, 2002 for all goodwill and other intangible
assets recognized in our consolidated balance sheet at that date, regardless of when those assets were initially recognized.   We
adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002.

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition.  In accordance with the new standard, we reclassified the goodwill to a
separate line item on our consolidated balance sheet apart from the Shell contract.   Based upon our initial interpretation of the
standard, the Shell natural gas processing agreement will continue to be amortized over its 20-year contract term; however,
amortization of the MBA acquisition goodwill will cease due to its indefinite life.   Our goodwill will be subject to periodic
impairment testing in accordance with SFAS No. 142.  For additional information regarding our intangible assets and goodwill including additions to both classes of assets as a result of the Diamond-Koch acquisitions, see Note 6 in our Notes to Unaudited
Consolidated Financial Statements.

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

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations", in June
2001.  This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement
obligation and the associated asset retirement cost.  This statement is effective for our fiscal year beginning January 1, 2003.   We
are continuing to evaluate the provisions of this statement.   In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets".   This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets.  We adopted this statement effective January 1, 2002 and determined that it did not have any significant effect on our financial statements as of that date.

Uncertainties regarding our investment in BEF

We have a 33.3% ownership interest in BEF, which owns a facility currently producing MTBE.   MTBE has come under increasing scrutiny
by various governmental agencies and environmental groups over the last few years because of allegations that MTBE contaminates water supplies, causes health problems and has not been as beneficial in reducing air pollution as originally contemplated in clean air
programs.   Certain states, primarily California, have moved to ban or reduce MTBE use due to these concerns.   In addition, the U.S.
Senate, in April 2002, passed an energy bill that includes a total ban on the use of MTBE, effective in four years.  The Senate bill now goes to a conference committee with the U.S. House of Representatives for resolution.  The U.S. House of Representatives energy
bill, which passed in August 2001, contains no such ban.   We can give no assurance as to whether the federal government or individual states will ultimately adopt legislation banning the use of MTBE.

In April 2002, a jury in California found three energy companies liable for polluting Lake Tahoe's drinking water with MTBE.   While
this decision sets no legal precedent, this was the first time that a jury has defined gasoline containing MTBE to be a "defective
product".   This decision is expected to be appealed.   Although this development has no direct impact on BEF since our customer uses the MTBE we produce in its northeastern U.S. operations, it does contribute to the overall challenging outlook regarding the long-term viability of domestic MTBE production.

In light of these developments, we and the other two partners of BEF are actively compiling a contingency plan for the BEF facility should MTBE be banned.  We are currently leaning towards a possible conversion of the facility from MTBE production to alkylate production.  We believe that if MTBE usage is banned or significantly curtailed, the motor gasoline industry would need a substitute additive to maintain octane levels in gasoline and that alkylate would be an attractive substitute.  At present, we estimate that our share of the cost to convert the facility can range from $10 million to $30 million depending on the type of alkylate process chosen and level of alkylate production desired by the partnership.

Conversion of Subordinated Units into Common Units

As a result of the Company satisfying certain financial tests, 5,352,468 (or 25%) of EPCO's Subordinated Units converted into Common
Units on May 1, 2002.   Should the financial criteria continue to be satisfied through the first quarter of 2003, an additional 25%
of the Subordinated Units would undergo an early conversion into Common Units on May 1, 2003.  The remaining 50% of Subordinated
Units would convert on August 1, 2003 should the balance of the conversion requirements be met.   Subordinated Units have no voting
rights until converted into Common Units.    The conversion(s) will have no impact upon our earnings per unit since the Subordinated
Units are already included in both the basic and fully diluted calculations.

                              Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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
trading) purposes.

For additional information regarding our financial instruments, see Note 12 of the Company's Notes to Unaudited Consolidated
Financial Statements.

Commodity financial instruments

Our Processing and Octane Enhancement segments are directly exposed to commodity price risk through their respective business operations.  The prices of natural gas, NGLs and MTBE are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the risks associated with our
Processing segment, we may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial
instrument.   The primary purpose of these risk management activities (or hedging strategies) is to hedge exposure to price risks
associated with natural gas, NGL inventories, firm commitments and certain anticipated transactions.   We do not hedge our exposure
to the MTBE markets.  Also, in our Pipelines segment, we may utilize a limited number of commodity financial instruments to manage the price Acadian Gas charges certain of its customers for natural gas.

We have adopted a commercial policy to manage our exposure to the risks of its natural gas and NGL businesses.  The objective of this policy is to assist us in achieving our profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner.  Under this policy, we enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to our commodity positions on both a short-term
(less than one month) and long-term basis, generally not to exceed 24 months.  The General Partner oversees our hedging strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policy
(including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policy.

Our commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133 because of ineffectiveness.  A hedge is normally regarded as effective if, among other things, at inception and throughout the term of the financial instrument, we could expect changes in the fair value of the hedged item to be almost fully offset by the changes in
the fair value of the financial instrument.   When financial instruments do not qualify as effective hedges under the guidelines of
SFAS No. 133, changes in the fair value of these positions are recorded on the balance sheet and in earnings through mark-to-market accounting.  The use of mark-to-market accounting for these ineffective instruments results in a degree of non-cash earnings
volatility that is dependent upon changes in the underlying commodity prices.   Although our financial instruments may from time to
time be regarded as ineffective hedges under SFAS No. 133, we continue to view these instruments as hedges (i.e., "economic hedges")
inasmuch as this was the intent when such contracts were executed.  This characterization is consistent with the actual economic performance of these contracts to date and we expect our economic hedges to continue to mitigate (or offset) commodity price risk in the future.  The specific accounting for these contracts, however, is consistent with the requirements of SFAS No. 133.

We assess the risk of our commodity financial instrument portfolio using a sensitivity analysis model.  The sensitivity analysis performed on this portfolio measures the potential income or loss (e.g., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates noted within the following table.  In general, we derive the quoted market prices used in the model from those actively quoted on commodity exchanges (ex. NYMEX) for instruments of similar duration.  In those rare instances where prices are not actively quoted, we employ regression analysis techniques possessing strong correlation factors.

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
o        market interest rates, which are used in determining the present value; and
o        a liquid market for such financial instruments.

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

o        the commodity financial instruments function effectively as hedges of the underlying risk;
o        the commodity financial instruments are not closed out in advance of their expected term; and
o        as applicable, anticipated underlying transactions settle as expected.

We routinely review our outstanding financial instruments in light of current market conditions.  If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates thus realizing income or loss depending on the specific exposure.  When this occurs, we may enter into a new commodity financial instrument to reestablish the economic hedge to which the closed instrument relates.

The following table shows the impact of hypothetical price movements on our commodity financial instrument portfolio at the dates indicated:

                            Sensitivity Analysis for Commodity Financial Instruments Portfolio
                                 Estimates of Fair Value ("FV") and Earnings Impact ("EI")
                             due to selected changes in quoted market prices at dates selected

                                                                               At                At               At
                                                           Resulting      December 31,       March 31,          May 2,
                     Scenario                           classification        2001              2002             2002
---------------------------------------------------     --------------------------------------------------------------------
                                                                             (in millions of dollars)
                                                        --------------------------------------------------------------------

FV assuming no change in quoted market prices           Asset(Liability)       $  5.6        $   (20.8)       $    (19.6)

FV assuming 10% increase in quoted market prices        Asset(Liability)       $ (0.3)       $   (30.7)       $    (19.8)
EI assuming 10% increase in quoted market prices        Income (Loss)          $ (5.9)       $    (9.9)       $     (0.2)

FV assuming 10% decrease in quoted market prices        Asset(Liability)       $ 11.4        $   (10.9)       $    (19.5)
EI assuming 10% decrease in quoted market prices        Income (Loss)          $  5.8        $     9.9        $      0.1

As the table shows, the value of our portfolio declined from a $5.6 million asset at the end of 2001 to a $20.8 million payable at
March 31, 2002.  The negative change in value is primarily due to an increase in natural gas prices that occurred at the end of the
first quarter of 2002.   The vast majority of our hedging transactions over the last year and a half have been based on the
historical relationship between natural gas and NGL prices.   This type of hedging strategy utilized the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in the anticipated
margins on NGL merchant activities and the value of our equity NGL production.   This strategy was successful during periods of
falling natural gas prices (as was the case during most of 2001) and we chose to continue this strategy going into 2002 believing that the fundamentals of the natural gas business indicated additional moderation in prices.  Unfortunately, the price of natural gas became unstable and rapidly increased as supply concerns influenced the market in March 2002.  As the market price of natural gas increased, our fixed positions became less and less profitable until we were finally left in a payable position (i.e., in a loss
position on these instruments).   At March 31, 2002, we recognized a loss from these activities for the first quarter of 2002 of
$45.1 million of which $16.4 million was already realized.   The $45.1 million loss is treated as an increase in operating costs and expenses in the Statements of Consolidated Operations.

Due to the inherent uncertainty that was controlling the markets, management decided that it was prudent for the Company to exit this strategy completely and did so by late April 2002.  By the time that these positions were effectively closed out in late April, the
March 31, 2002 market value of $20.8 million payable increased to $26.1 million payable.  We forecast that the latter will be paid to counterparties as follows during 2002:  $15.5 million in the second quarter, $10.1 million in the third quarter and $0.5 million in
the fourth quarter.  The value of the portfolio at May 2, 2002 was $19.6 million payable.   A movement in market prices at this date
has very little impact on the value of the portfolio because most of the portfolio has been effectively closed as noted above.

As a result of the loss recognized in the first quarter of 2002, management has elected to take a more traditional approach to
hedging activities for the foreseeable future.   We anticipate that the hedging strategies used by our natural gas processing and related NGL merchant activities (over the short-term) will be limited to those deemed prudent in managing the cost of natural gas consumed as a feedstock in these operations.  A variety of factors influence whether or not our hedging strategies are successful.

Interest rate swaps

Our interest rate exposure results from variable-rate borrowings from commercial banks and fixed-rate borrowings pursuant to the
Company's Senior Notes and MBFC Loan.  We manage a portion of our exposure to changes in interest rates by utilizing interest rate swaps.  The objective of holding interest rate swaps is to manage debt service costs by converting a portion of fixed-rate debt into variable-rate debt or a portion of variable-rate debt into fixed-rate debt.  An interest rate swap, in general, requires one party to pay a fixed-rate on the notional amount while the other party pays a floating-rate based on the notional amount.

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our
requirements.   At March 31, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending
through March 2010 .   Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate.   If it elects to
do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.1 million during the first quarter of 2002 from our interest rate swaps that is treated as a reduction of
interest expense in our Statements of Consolidated Operations.    The fair value of the interest rate swap at March 31, 2002 was a
receivable of $2.4 million.    This fair value would decrease to $2.3 million if quoted market interest rates were to increase by 10%.

                                                  PART II. OTHER INFORMATION.
                                           Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit.

2.1      Purchase and Sale Agreement between Coral Energy, LLC and Enterprise Products Operating L.P. dated as of September 22,
         2000.  (Exhibit 10.1 to the Company's Form 8-K filed on September 26, 2000).

2.2      Purchase and Sale Agreement dated as of January 16, 2002 by and between Diamond-Koch, L.P. and Diamond-Koch III, L.P. and
         Enterprise Products Texas Operating L.P.  (Exhibit 10.1 to the Company's Form 8-K filed February 8, 2002).

2.3      Purchase and Sale Agreement dated as of January 31, 2002 by and between D-K Diamond-Koch, L.L.C., Diamond-Koch, L.P. and
         Diamond-Koch III, L.P. as Sellers, and Enterprise Products Operating L.P., as Buyer.  (Exhibit 10.2 to the Company's Form
         8-K filed February 8, 2002).

3.1      Form of Amended and Restated Agreement of Limited Partnership of Enterprise Products Operating L.P. (Exhibit 3.2 to the
         Company's Registration Statement of Form S-1/A, File No. 333-52537, filed on July 21, 1998).

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
         (Exhibit 99.8 on the Company's Form 8-K/A-1 filed October 27, 1999).

3.4      Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated
         June 9, 2000.  (Exhibit 3.6 to the Company's Form 10-Q filed August 11, 2000).

4.1      Form of Common Unit certificate.  (Exhibit 4.1 to the Company's Registration Statement on Form S-1/A, File No. 333-52537,
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

4.5      Form of Indenture dated as of March 15, 2000, among Enterprise Products Operating L.P., as Issuer, Enterprise Products
         Partners L.P., as Guarantor, and First Union National Bank, as Trustee.  (Exhibit 4.1 on the Company's Form 8-K filed March
         10, 2000).

4.6      Form of Global Note representing $350 million principal amount of 8.25% Senior Notes due 2005 (the "Senior Notes A").
         (Exhibit 4.2 on the Company's Form 8-K filed March 10, 2000).

4.7      $250 million Multi-Year Revolving Credit Agreement (the "Multi-Year Credit Facility") among Enterprise Products Operating
         L.P., First Union National Bank, as administrative agent; Bank One, NA, as documentation agent; and The Chase Manhattan
         Bank, as syndication agent and the Several Banks from time to time parties thereto dated November 17, 2000.  (Exhibit 4.2 on the Company's Form 8-K filed January 25, 2001).

4.8      $150 Million 364-Day Revolving Credit Agreement (the "364-Day Credit Facility") among Enterprise Products Operating L.P. and
         First Union National Bank, as administrative agent; Bank One, NA, as documentation agent; and The Chase Manhattan Bank, as syndication agent and the Several Banks from time to time parties thereto dated November 17, 2000.  (Exhibit 4.3 on the
         Company's Form 8-K filed January 25, 2001).

4.9      Guaranty Agreement (relating to the Multi-Year Credit Facility) by Enterprise Products Partners L.P. in favor of First Union
         National Bank, as administrative agent dated November 17, 2000.  (Exhibit 4.4 on the Company's Form 8-K filed January 25,
         2001).

4.10     Guaranty Agreement (relating to the 364-Day Credit Facility) by Enterprise Products Partners L.P. in favor of First Union
         National Bank, as administrative agent dated November 17, 2000.  (Exhibit 4.5 on the Company's Form 8-K filed January 25,
         2001).

4.11     Form of Global Note representing $450 million principal amount of 7.50% Senior Notes due 2011 (the "Senior Notes B").
         (Exhibit 4.1 to the Company's Form 8-K filed January 25, 2001).

4.12     First Amendment to Multi-Year Credit Facility dated April 19, 2001.  (Exhibit 4.12 to the Company's Form 10-Q filed May 14,
         2001).

4.13     First Amendment to 364-Day Credit Facility dated November 6, 2001, effective as of November 16, 2001. (Exhibit 4.13 to the
         Company's Form 10-K filed March 21, 2002).

4.14*     Second Amendment to Multi-Year Credit Facility dated April 24, 2002.

4.15*    Second Amendment to 364-Day Credit Facility dated April 24, 2002.

*        An asterisk indicates that an exhibit is filed in conjunction with this report.    All other documents are incorporated by
         reference as indicated in their descriptions.

No material contracts were entered into during the first quarter of 2002.

(b)  Reports on Form 8-K.

On February 8, 2002, we filed a Form 8-K describing the acquisition of Diamond-Koch's propylene fractionation and NGL and petrochemical storage businesses located in Mont Belvieu, Texas.

On February 28, 2002, we filed a Form 8-K notifying our investors that the General Partner had approved a two-for-one split of the
Company's Units on May 15, 2002 (to unitholders of record on April 30, 2002).  In addition, we stated that the distribution rate for the first quarter of 2002 was increased from $0.625 per Common Unit to $0.67 per Common Unit.

                                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on May 14,
2002.
                                               Enterprise Products Partners L.P.
                                               (A Delaware Limited Partnership)
                                               Enterprise Products Operating L.P.
                                               (A Delaware Limited Partnership)

                                               By:     Enterprise Products GP, LLC
                                                       as General Partner for both registrants

                                                       /s/ Michael J. Knesek
                                                       ---------------------------------------------------------------
                                                       Vice President, Controller and
Date: May 14, 2002                                     Principal Accounting Officer