Form 10-Q
period 2002-06-30
ENTERPRISE PRODUCTS PARTNERS L P; ENTERPRISE PRODUCTS OPERATING L P
filed 2002-08-13
CIK 1061219, 1102995

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                 FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended June 30, 2002

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

                                                  YES [X] NO [ ]

Limited Partner interests (e.g. Common Units) of Enterprise Products Partners L.P. trade on the New York Stock
Exchange under symbol "EPD".   As of August 7, 2002, 131,894,766 Common Units were outstanding.   Enterprise
Products Operating L.P. is owned 98.9899% by Enterprise Products Partners L.P. and 1.0101% by the General Partner
of both registrants, Enterprise Products GP, LLC.   No common equity securities of Enterprise Products Operating
L.P. are publicly traded.

                                              EXPLANATORY NOTE

This report constitutes a combined report for Enterprise Products Partners L.P. (the "Company") (Commission File
No. 1-14323) and its 98.9899% owned subsidiary, Enterprise Products Operating L.P. (the "Operating
Partnership") (Commission File No. 333-93239-01).  Since the Operating Partnership owns substantially all of the
Company's consolidated assets and conducts substantially all of the Company's business and operations, the information set forth herein, except for Part I, Item 1, constitutes combined information for the Company and the
Operating Partnership.  In accordance with Rule 3-10 of Regulation S-X, Part I, Item 1 contains separate financial statements for the Company and the Operating Partnership.

                                     ENTERPRISE PRODUCTS PARTNERS L.P.
                                     ENTERPRISE PRODUCTS OPERATING L.P.
                                             TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  -----------
                                                          PART I

Glossary

Item 1.                    Financial Statements.
Item 1A.                          Enterprise Products Partners L.P.                                   1
Item 1B.                          Enterprise Products Operating L.P.                                  28

Item 2.                    Management's Discussion and Analysis of Financial Condition                51
                              and Results of Operations.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk.                74

                                                          PART II

Item 6.                    Exhibits and Reports on Form 8-K.                                          78

                                                                                                      81
Signatures page

                                                  Glossary

The following abbreviations, acronyms or terms used in this Form 10-Q are defined below:

Acadian Gas                 Acadian Gas, LLC and subsidiaries, acquired from Shell in April 2001
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
Belle Rose                  Belle Rose NGL Pipeline LLC, an equity investment of EPOLP
BPD                         Barrels per day
BRF                         Baton Rouge Fractionators LLC, an equity investment of EPOLP
BRPC                        Baton Rouge Propylene Concentrator, LLC, an equity investment of EPOLP
CEO                         Chief Executive Officer
CFO                         Chief Financial Officer
ChevronTexaco               ChevronTexaco Corp., its subsidiaries and affiliates
Company                     Enterprise Products Partners L.P. and its consolidated subsidiaries, including the Operating Partnership
CPG                         Cents per gallon
Diamond-Koch                Refers to affiliates of Valero Energy Corporation and Koch Industries, Inc.
Dixie                       Dixie Pipeline Company, an equity investment of EPOLP
E-Oaktree                   E-Oaktree, LLC, a subsidiary of the Company of whom 98% of its membership interests were acquired by us from affiliates of Williams in July 2002
EBITDA                      Earnings before interest, taxes, depreciation and amortization
EPCO                        Enterprise Products Company, an affiliate of the Company and our ultimate parent company
EPIK                        EPIK Terminalling L.P. and EPIK Gas Liquids, LLC, collectively, an equity investment of EPOLP
EPOLP                       Enterprise Products Operating L.P., the operating subsidiary of the Company
                            (also referred to as the "Operating Partnership")
EPU                         Earnings per Unit
Evangeline                  Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively, an equity investment of EPOLP
FASB                        Financial Accounting Standards Board
FTC                         U.S. Federal Trade Commission
GAAP                        Generally Accepted Accounting Principles of the United States of America
General Partner             Enterprise Products GP, LLC, the general partner of the Company and the
                            Operating Partnership
HSC                         Denotes our Houston Ship Channel pipeline system
IPO                         Refers to our initial public offering in July 1998
Kinder Morgan               Kinder Morgan Operating LP "A"
La Porte                    La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively, an equity investment of the Company
LIBOR                       London interbank offering rate
Mapletree                   Mapletree, LLC, a subsidiary of the Company of whom 98% of its membership interests were acquired by us from affiliates of Williams in July 2002
MBA                         Mont Belvieu Associates, see "MBA acquisition" below
MBA acquisition             Refers to the acquisition of Mont Belvieu Associates' remaining interest in the
                            Mont Belvieu NGL fractionation facility in 1999
MBFC                        Mississippi Business Finance Corporation
MBPD                        Thousand barrels per day
Mid-America                 Mid-America Pipeline Company, LLC
MMcf/d                      Million cubic feet per day
MMBtu/d                     Million British thermal units per day, a measure of heating value
MMBtus                      Million British thermal units, a measure of heating value
Mont Belvieu                Mont Belvieu, Texas
Mont Belvieu III            Refers to the propylene fractionation facility acquired from Diamond-Koch

Moody's                     Moody's Investors Service
MTBE                        Methyl tertiary butyl ether
Nemo                        Nemo Gathering Company, LLC, an equity investment of EPOLP
Neptune                     Neptune Pipeline Company, LLC, an equity investment of EPOLP
NGL or NGLs                 Natural gas liquid(s)
NYSE                        New York Stock Exchange
Ocean Breeze                Ocean Breeze Pipeline Company, LLC, an equity investment of EPOLP (merged into Neptune during fourth quarter of 2001)
Operating Partnership       Enterprise Products Operating L.P. and its subsidiaries
OTC                         Olefins Terminal Corporation, an equity investment of the Company
Promix                      K/D/S Promix LLC, an equity investment of EPOLP
SEC                         U.S. Securities and Exchange Commission
Seminole                    Seminole Pipeline Company
SFAS                        Statement of Financial Accounting Standards issued by the FASB
Shell                       Shell Oil Company, its subsidiaries and affiliates
S and P                     Standard  and  Poor's Rating Services
Starfish                    Starfish Pipeline Company LLC, an equity investment of EPOLP
TNGL acquisition            Refers to the acquisition of Tejas Natural Gas Liquids, LLC, an affiliate of
                            Shell, in 1999
Tri-States                  Tri-States NGL Pipeline LLC, an equity investment of EPOLP
VESCO                       Venice Energy Services Company, LLC,  a cost method investment of EPOLP
Williams                    The Williams Companies, Inc. and subsidiaries
Wilprise                    Wilprise Pipeline Company, LLC, an equity investment of EPOLP

                                       PART I. FINANCIAL INFORMATION.
                                Item 1A. CONSOLIDATED FINANCIAL STATEMENTS.
                                     Enterprise Products Partners L.P.
                                        Consolidated Balance Sheets
                                           (Dollars in thousands)
                                                                                             June 30,
                                                                                               2002           December 31,
                                       ASSETS                                               (unaudited)           2001
                                                                                      -------------------------------------
Current Assets
     Cash and cash equivalents  (includes restricted cash of $5,034 at
       June 30, 2002 and $5,752 at December 31, 2001)                                       $    7,929         $  137,823
     Accounts and notes receivable - trade, net of allowance for doubtful accounts
       of $21,098 at June 30, 2002 and $20,642 at December 31, 2001                            284,021            256,927
     Accounts receivable - affiliates                                                            1,740              4,375
     Inventories                                                                               153,280             69,443
     Prepaid and other current assets                                                           34,089             50,207
                                                                                      -------------------------------------
               Total current assets                                                            481,059            518,775
Property, Plant and Equipment, Net                                                           1,570,571          1,306,790
Investments in and Advances to Unconsolidated Affiliates                                       403,070            398,201
Intangible assets, net of accumulated amortization of $18,235 at
     June 30, 2002 and $13,084 at December 31, 2001                                            249,222            202,226
Goodwill                                                                                        81,543
Other Assets                                                                                     6,911              5,201
                                                                                      -------------------------------------
               Total                                                                        $2,792,376         $2,431,193
                                                                                      =====================================

                          LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Accounts payable - trade                                                                  $70,716            $54,269
     Accounts payable - affiliates                                                              21,233             29,885
     Accrued gas payables                                                                      303,983            233,536
     Accrued expenses                                                                           12,961             22,460
     Accrued interest                                                                           24,676             24,302
     Other current liabilities                                                                  70,672             44,764
                                                                                      -------------------------------------
               Total current liabilities                                                       504,241            409,216
Long-Term Debt                                                                               1,223,552            855,278
Other Long-Term Liabilities                                                                      7,919              8,061
Minority Interest                                                                               10,818             11,716
Commitments and Contingencies
Partners' Equity
     Common Units (112,954,266 Units outstanding at June 30, 2002
       and 102,721,830 at December 31, 2001)                                                   589,504            651,872
     Subordinated Units (32,114,804 Units outstanding at June 30, 2002
       and 42,819,740 December 31, 2001)                                                       165,818            193,107
     Special Units (29,000,000 Units outstanding at June 30, 2002
       and December 31, 2001)                                                                  296,634            296,634
     Treasury Units, at cost (799,700 Common Units
       outstanding at June 30, 2002 and 327,200 at December 31, 2001)                          (16,736)            (6,222)
     General Partner                                                                            10,626             11,531
                                                                                      -------------------------------------
               Total Partners' Equity                                                        1,045,846          1,146,922
                                                                                       -------------------------------------
               Total                                                                        $2,792,376         $2,431,193
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

                                 See Notes to Unaudited Consolidated Financial Statements

                                     Enterprise Products Partners L.P.
                                   Statements of Consolidated Operations
                              (Dollars in thousands, except per Unit amounts)
                                                (Unaudited)

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                -----------------------------------------------------------
                                                                        2002          2001           2002           2001
                                                                -----------------------------------------------------------
REVENUES
Revenues from consolidated operations                                $786,257      $959,397     $1,448,311     $1,795,712
Equity income in unconsolidated affiliates                              7,068         9,050         16,295         11,061
                                                                -----------------------------------------------------------
 Total                                                                793,325       968,447      1,464,606      1,806,773
                                                                -----------------------------------------------------------
COST AND EXPENSES
Operating costs and expenses                                          745,621       851,639      1,410,044      1,629,380
Selling, general and administrative                                     7,740         7,737         15,702         13,905
                                                                -----------------------------------------------------------
 Total                                                                753,361       859,376      1,425,746      1,643,285
                                                                -----------------------------------------------------------
OPERATING INCOME                                                       39,964       109,071         38,860        163,488
OTHER INCOME (EXPENSE)
Interest expense                                                      (19,032)      (16,331)       (37,545)       (23,318)
Interest income from unconsolidated affiliates                             62             7             92             31
Dividend income from unconsolidated affiliates                          1,242                        2,196          1,632
Interest income - other                                                   241         1,479          1,575          5,477
Other, net                                                                 46          (251)           (31)          (531)
                                                                -----------------------------------------------------------
Other income (expense)                                                (17,441)      (15,096)       (33,713)       (16,709)
                                                                -----------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                        22,523        93,975          5,147        146,779
MINORITY INTEREST                                                        (203)         (944)           (30)        (1,478)
                                                                -----------------------------------------------------------
NET INCOME                                                           $ 22,320      $ 93,031     $    5,117     $  145,301
                                                                ===========================================================

ALLOCATION OF NET INCOME TO:
Limited partners                                                     $ 19,672      $ 91,643     $    1,223     $  142,931
                                                                ===========================================================
General partner                                                      $  2,648      $  1,388     $    3,894     $    2,370
                                                                ===========================================================

BASIC EARNINGS PER UNIT
Income before minority interest                                      $   0.14      $   0.68     $     0.01     $     1.07
                                                                ===========================================================
Net income per Common and Subordinated unit                          $   0.14      $   0.68     $     0.01     $     1.06
                                                                ===========================================================

DILUTED EARNINGS PER UNIT
Income before minority interest                                      $   0.11      $   0.55     $     0.01     $     0.86
                                                                ===========================================================
Net income per Common, Subordinated
and Special unit                                                     $   0.11      $   0.54     $     0.01     $     0.85
                                                                ===========================================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                     Enterprise Products Partners L.P.
                                   Statements of Consolidated Cash Flows
                                           (Dollars in thousands)
                                                (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                      ----------------------------------
                                                                                                2002             2001
                                                                                      ----------------------------------
OPERATING ACTIVITIES
Net income                                                                                   $  5,117         $145,301
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                            35,349           23,234
      Equity in income of unconsolidated affiliates                                           (16,295)         (11,061)
      Distributions received from unconsolidated affiliates                                    29,113           13,212
      Leases paid by EPCO                                                                       4,534            5,267
      Minority interest                                                                            30            1,478
      Loss (gain) on sale of assets                                                                12             (387)
      Changes in fair market value of financial instruments (see Note 13)                      19,702          (55,880)
      Net effect of changes in operating accounts                                             (32,379)         (30,569)
                                                                                      ----------------------------------
Operating activities cash flows                                                                45,183           90,595
                                                                                      ----------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                          (26,755)         (57,090)
Proceeds from sale of assets                                                                       12              563
Business acquisitions, net of cash received                                                  (394,775)        (225,665)
Investments in and advances to unconsolidated affiliates                                      (10,137)        (115,282)
                                                                                      ----------------------------------
Investing activities cash flows                                                              (431,655)        (397,474)
                                                                                      ----------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                     538,000          449,716
Long-term debt repayments                                                                    (170,000)
Debt issuance costs                                                                              (418)          (3,125)
Cash dividends paid to partners                                                               (99,010)         (76,112)
Cash dividends paid to minority interest by Operating Partnership                              (1,014)            (783)
Cash contributions from EPCO to minority interest                                                  86               53
Treasury Units purchased                                                                      (11,066)
Increase in restricted cash                                                                       718           (7,321)
                                                                                      ----------------------------------
Financing activities cash flows                                                               257,296          362,428
                                                                                      ----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (129,176)          55,549
CASH AND CASH EQUIVALENTS, JANUARY 1                                                          132,071           60,409
                                                                                      ----------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30                                                           $  2,895         $115,958
                                                                                      ==================================

                               See Notes to Unaudited Consolidated Financial Statements

                                     Enterprise Products Partners L.P.
                            Notes to Unaudited Consolidated Financial Statements

1.GENERAL

In the opinion of Enterprise Products Partners L.P., the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of its consolidated financial position as of June 30, 2002 and consolidated results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. Within these footnote disclosures of Enterprise Products
Partners L.P., references to "we", "us", "our" or "the Company" shall mean the consolidated financial statements of Enterprise Products Partners L.P.

References to "Operating Partnership" shall mean the consolidated financial statements of our primary operating subsidiary, Enterprise Products Operating L.P., which are included elsewhere in this combined report on Form
10-Q. We own 98.9899% of the Operating Partnership and act as guarantor of certain debt obligations of the
Operating Partnership. Our General Partner, Enterprise Products GP, LLC, owns the remaining 1.0101% of the
Operating Partnership. Essentially all of our assets, liabilities, revenues and expenses are recorded at the
Operating Partnership level in our consolidated financial statements.

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented within these footnote disclosures are stated in thousands of dollars, unless otherwise indicated.

Certain abbreviated entity names and other capitalized terms are described within the glossary of this quarterly report on Form 10-Q.

Two-for-one split of Limited Partner Units

On February 27, 2002, the General Partner approved a two-for-one split for each class of our partnership
Units. The partnership Unit split was accomplished by distributing one additional partnership Unit for each partnership Unit outstanding to holders of record on April 30, 2002. The Units were distributed on May 15,
2002. All references to number of Units or earnings per Unit contained in this document reflect the Unit split, unless otherwise indicated.

2. BUSINESS ACQUISITIONS

Acquisition of Diamond-Koch propylene fractionation business in February 2002

In February 2002, we purchased various propylene fractionation assets and certain inventories of refinery grade propylene, propane, and polymer grade propylene from Diamond-Koch. These include a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas (the "Mont Belvieu III" facility), a 50%
interest in an entity which owns a polymer grade propylene export terminal located on the Houston Ship Channel in
La Porte, Texas, and varying interests in several supporting distribution pipelines and related equipment. Mont
Belvieu III has the capacity to produce approximately 41 MBPD of polymer grade propylene. These assets are part of our Mont Belvieu propylene fractionation operations, which is part of the Fractionation segment. The purchase price of $239.0 million was funded by a drawdown on our Multi-Year and 364-Day Credit Facilities (see Note 8).

Acquisition of Diamond-Koch storage business in January 2002

In January 2002, we purchased various hydrocarbon storage assets from Diamond-Koch. The storage facilities consist of 30 salt dome storage caverns with a useable capacity of 68 million barrels, local distribution pipelines and related equipment. The facilities provide storage services for mixed natural gas liquids, ethane, propane, butanes, natural gasoline and olefins (such as ethylene), polymer grade propylene, chemical grade propylene and refinery grade propylene.

The facilities are located in Mont Belvieu, Texas and serve the largest petrochemical and refinery complex in the
United States. Collectively, these facilities represent the largest underground storage operation of its kind in the world. The size and location of the business provide it with a competitive position to increase its services to expanding Gulf Coast petrochemical complexes. These assets are part of our Mont Belvieu storage operations, which is part of the Pipelines segment. The purchase price of $129.6 million was funded by utilizing cash on hand.

Allocation of purchase price of Diamond-Koch acquisitions

The Diamond-Koch acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price of each has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                Estimated Fair Values at
                                                    --------------------------------------------
                                                            Feb. 1, 2002        Jan. 1, 2002
                                                              Propylene
                                                            Fractionation          Storage              Total
                                                    ------------------------------------------------------------
Inventories                                                   $  4,994                                $  4,994
Prepaid and other current assets                                 3,148             $    890              4,038
Property, plant and equipment                                   96,772              120,571            217,343
Investments in unconsolidated affiliates                         7,550                                   7,550
Intangible assets (see Note 7)                                  53,000                8,127             61,127
Goodwill (see Note 7)                                           73,686                                  73,686
Current liabilities                                               (107)                                   (107)
                                                    ------------------------------------------------------------
Total purchase price                                          $239,043             $129,588           $368,631
                                                    ============================================================

The fair value estimates were developed by independent appraisers using recognized business valuation techniques. The allocation of the purchase price is preliminary pending the results of a repermitting process expected to be complete during the fourth quarter of 2002.

The purchase price paid for the propylene fractionation business resulted in $73.7 million in goodwill. The goodwill primarily represents the value management has attached to future earnings improvements and to the strategic location of the assets. Earnings from the propylene business are expected to improve substantially from the last few years with the years 2003 and 2004 projected to be peak years in the petrochemical business cycle. Additionally, the demand for chemical grade and polymer grade propylene is forecast to grow at an average of 4.4% per year from 2002 to 2006.

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

Acadian Gas post-closing adjustments completed in April 2002

In April 2002, we finalized the post-closing purchase price adjustment associated with our April 2001 acquisition of Acadian Gas. Acadian Gas was acquired from an affiliate of Shell and is involved in the purchase, sale, transportation and storage of natural gas in Louisiana. As a result, we paid Shell $18.0 million for various working capital items, of which the majority were related to natural gas inventories. The Acadian Gas acquisition was accounted for under the purchase method of accounting and, accordingly, the final purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 1, 2001 as follows:

Current assets                                                $ 83,123
Investments in unconsolidated affiliates                         2,723
Property, plant and equipment                                  232,187
Current liabilities                                            (72,896)
Other long-term liabilities                                     (1,460)
                                                    --------------------
Total purchase price                                          $243,677
                                                    ====================

Pro forma effect of Diamond-Koch and Acadian Gas business acquisitions

As noted earlier, the Acadian Gas acquisition occurred on April 1, 2001. We acquired Diamond-Koch's storage business on January 1, 2002 and its propylene fractionation business on February 1, 2002. As a result, our actual fiscal 2002 Statements of Consolidated Operations reflect the Diamond-Koch propylene fractionation business and the Diamond-Koch storage business from their respective acquisition dates through June 2002 and the results of
Acadian Gas. For the first six months of fiscal 2001, our Statements of Consolidated Operations reflect only three months of Acadian Gas.

The following table presents unaudited pro forma financial information incorporating the historical
(pre-acquisition) financial results of the propylene fractionation and storage assets we acquired from
Diamond-Koch and those of Acadian Gas that we acquired from Shell. This information is helpful in gauging the possible impact that these acquisitions might have had on our results of operations had they been completed on
January 1, 2001 as opposed to the actual dates that these acquisitions occurred. The pro forma information is based upon data currently available to and certain estimates and assumptions made by management and, as a result, are not necessarily indicative of our financial results had the transactions actually occurred on these dates. Likewise, the unaudited pro forma information is not necessarily indicative of our future financial results.

                                                              Three Months           Six Months Ended
                                                              Ended June 30,             June 30,
                                                                               -----------------------------
                                                              2001               2002              2001
                                                     -------------------------------------------------------
Revenues                                                    $1,043,671         $1,482,040        $2,195,472
Income before extraordinary item
 and minority interest                                      $   90,424         $    5,085        $  147,174
Net income                                                  $   89,517         $    5,055        $  145,692

Allocation of net income to
      Limited partners                                      $   88,128         $    1,161        $  143,322
      General Partner                                       $    1,389         $    3,894        $    2,370

Units used in earnings per Unit calculations
      Basic                                                    135,334            145,404           135,334
      Diluted                                                  168,334            174,404           168,334

Income per Unit before minority interest
      Basic                                                 $     0.66         $     0.01        $     1.07
      Diluted                                               $     0.53         $     0.01        $     0.86

Net income per Unit
      Basic                                                 $     0.65         $     0.01        $     1.06
      Diluted                                               $     0.52         $     0.01        $     0.85

Minor acquisitions initiated during the second quarter of 2002

We initiated the purchase of an additional interest in our Mont Belvieu NGL fractionation from ChevronTexaco and the acquisition of a gas processing plant and NGL fractionator in Louisiana from Western Resources during the second quarter of 2002. Due to the immaterial nature and incomplete status of these two transactions, our discussion of each minor purchase is limited to the following:

Acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator. In April 2002, we executed an agreement with an affiliate of ChevronTexaco to purchase their 12.5% undivided ownership interest in our Mont
Belvieu, Texas NGL fractionator. The purchase price was approximately $8.0 million. The Mont Belvieu facility has a gross NGL fractionation capacity of 210 MBPD of which 26.2 MBPD was ChevronTexaco's net share. ChevronTexaco was required to sell their 12.5% interest in a consent order by the FTC as a condition of approving the merger between Chevron and Texaco. The effective date of the purchase was June 1, 2002.

The other joint owners of the facility (affiliates of Duke Energy Field Services and Burlington Resources Inc.)
have the option to acquire their pro rata share of the ChevronTexaco interest. These preferential purchase rights expire on September 30, 2002. If the other joint owners fully exercise their option to acquire their share of the interest, our ownership interest would increase to approximately 71.4% from 62.5% currently. Should the joint owners decline to exercise their options, we would own 75.0% of the facility. If the other joint owners acquire any portion of their share of the ChevronTexaco interest, our purchase price will be reduced accordingly. We expect to complete this transaction during the third quarter of 2002.

Acquisition of gas processing and NGL fractionator assets from Western Gas Resources, Inc. In June 2002, we executed an agreement to acquire a natural gas processing plant, NGL fractionator and supporting assets
(including contracts) from Western Gas Resources, Inc. for $32.5 million plus certain post-closing purchase price adjustments. The "Toca Western" facilities are located in St. Bernard Parish, Louisiana near our existing Toca natural gas processing plant. The gas processing facility has a capacity of 160 MMcf/d and the NGL fractionator can fractionate up to 14.2 MBPD of NGLs.

This purchase is subject to a preferential purchase right by the other joint owners of our Yscloskey gas processing facility that expires on September 24, 2002. We are one of the largest owners in the Yscloskey plant with a 28.2% ownership interest. Should any of the other owners exercise their respective right to acquire their pro rata interest in the Toca Western facilities, it would reduce the ownership interest we ultimately acquire and the purchase price we pay. Because of the preferential rights, we expect to close this transaction during the third quarter of 2002.

3. INVENTORIES

Our inventories are as follows at the dates indicated:

                                              June 30,       December 31,
                                                2002             2001
                                     -----------------------------------
Regular trade inventory                       $70,340           $35,894
Forward-sales inventory                        45,960            33,549
Peak Season inventory                          20,959
Other                                          16,021
                                     -----------------------------------
 Inventory                                   $153,280           $69,443
                                     ===================================

A description of each inventory is as follows:

o        Our regular trade (or "working") inventory is comprised of inventories of natural gas, NGLs and petrochemicals that are available for immediate sale. This inventory is valued at the lower of average cost or market, with "market" being determined by spot-market related prices.

o        The forward-sales inventory is comprised of segregated NGL volumes dedicated to the fulfillment of forward sales contracts and is valued at the lower of average cost or market, with "market" being defined as the weighted-average of the sales prices of the forward sales contracts.
o        The peak season inventory is comprised of segregated NGL volumes that are expected to be sold outside of the current summer-winter season and is valued at the lower of average cost or market, with "market"
         being determined by spot-market related prices. These volumes are generally expected to be sold within the next twelve months, but may be held for longer periods depending on market conditions.
o        Other inventories generally consist of segregated NGL volumes set aside for possible short-term use as fuel on an equivalent MMBtu basis. This inventory is carried at the lower of average cost or market, with "market" being determined by spot-market related prices. The volumes associated with this inventory are anticipated to be used and/or sold within the next twelve months.

Due to fluctuating market conditions in the NGL, natural gas and petrochemical industry, we occasionally recognize lower of average cost or market adjustments when the cost of our inventories exceed their net realizable value. These non-cash adjustments are charged to operating costs and expenses in the period they are recognized and affect our segment operating results in the following manner:

o        NGL inventory write downs are recorded as a cost of the Processing segment's merchant activities;
o        Natural gas inventory write downs are recorded as a cost of the Pipeline segment's Acadian Gas operations; and
o        Petrochemical inventory write downs are recorded as a cost of the Fractionation segment's propylene fractionation business.

For the second quarter of 2002, we recognized an adjustment of $4.5 million to write down NGL inventories to their net realizable value. For the second quarter of 2001, we recorded $25.8 million of such write downs:$19.4 million against NGL inventories, $4.9 million against natural gas inventories and $1.5 million against petrochemical inventories.

For the first six months of 2002, we recognized $4.6 million in NGL inventory write downs. For the same six month period in 2001, we recorded $27.8 million in lower of average cost or market write downs. The 2001 adjustments were $21.4 million against NGL inventories, $4.9 million against natural gas inventories and $1.5 million against petrochemical inventories. To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory value adjustments are mitigated (or in some cases, reversed). See Note 13 for a description of our commodity hedging activities.

4. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation are as follows at the dates indicated:

                                                     Estimated
                                                    Useful Life           June 30,        December 31,
                                                     in Years               2002              2001
                                                   ---------------------------------------------------
Plants and pipelines                                   5-35              $1,626,739        $1,398,843
Underground and other storage facilities               5-35                 241,806           127,900
Transportation equipment                               3-35                   3,952             3,736
Land                                                                         20,014            15,517
Construction in progress                                                     44,003            98,844
                                                                 -------------------------------------
Total                                                                     1,936,514         1,644,840
Less accumulated depreciation                                               365,943           338,050
                                                                 -------------------------------------
Property, plant and equipment, net                                       $1,570,571        $1,306,790
                                                                 =====================================

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the asset's estimated useful life. Maintenance, repairs and minor renewals are charged to operations as incurred. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts, and any gain or loss on disposition is included in income.

Additions and improvements to and major renewals of existing assets are capitalized and depreciated using the straight-line method over the estimated useful life of the new equipment or modifications. These expenditures result in a long-term benefit to the Company. We generally classify improvements and major renewals of existing assets as sustaining capital expenditures and all other capital spending (on existing and new assets) as expansion capital expenditures.

Depreciation expense for the three months ended June 30, 2002 and 2001 was $13.8 million and $11.0 million, respectively. For the six months ended June 30, 2002 and 2001, it was $27.9 million and $20.3 million, respectively.

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

We own interests in a number of related businesses that are accounted for under the equity or cost method. The investments in and advances to these unconsolidated affiliates are grouped according the operating segment to which they relate. For a general discussion of our operating segments, see Note 14.

We acquired three equity method unconsolidated affiliates as part of our acquisition of Diamond-Koch's propylene fractionation business (see Note 2). We purchased an aggregate 50% interest in La Porte Pipeline Company, L.P.
and La Porte Pipeline GP, L.L.C. (collectively, "La Porte") which together own a private polymer grade propylene pipeline extending from Mont Belvieu to La Porte, Texas. In addition, we acquired 50% of the outstanding capital stock of Olefins Terminal Corporation ("OTC") which owns a polymer grade propylene storage facility and related dock infrastructure (located on the Houston Ship Channel) for loading waterborne propylene vessels. Both the La
Porte and OTC investments are considered an integral part of our Mont Belvieu III propylene fractionation operations. These investments are classified as part of our Fractionation operating segment.

The following table shows the aggregate amount of investments in and advances to (and our ownership percentages
in) unconsolidated affiliates at June 30, 2002 and December 31, 2001:

                                                Ownership              June 30,          December 31,
                                               Percentage                2002                2001
                                             --------------------------------------------------------
Accounted for on equity basis:
     Fractionation:
        BRF                                      32.25%                  $28,687             $29,417
        BRPC                                     30.00%                   18,197              18,841
        Promix                                   33.33%                   43,513              45,071
        La Porte                                 50.00%                    5,814
        OTC                                      50.00%                    1,818
     Pipeline:
        EPIK                                     50.00%                   14,375              14,280
        Wilprise                                 37.35%                    8,663               8,834
        Tri-States                               33.33%                   26,448              26,734
        Belle Rose                               41.67%                   11,211              11,624
        Dixie                                    19.88%                   37,284              37,558
        Starfish                                 50.00%                   23,777              25,352
        Neptune                                  25.67%                   77,226              76,880
        Nemo                                     33.92%                   12,211              12,189
        Evangeline                               49.50%                    2,657               2,578
     Octane Enhancement:
        BEF                                      33.33%                   58,189              55,843
Accounted for on cost basis:
     Processing:
        VESCO                                    13.10%                   33,000              33,000
                                                             ----------------------------------------
     Total                                                              $403,070            $398,201
                                                             ========================================

The following table shows equity in income (loss) of unconsolidated affiliates for the three and six months ended
June 30, 2002 and 2001:

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                        Ownership    --------------------------------------------------------------------
                                       Percentage              2002             2001             2002             2001
                                    -------------------------------------------------------------------------------------
Fractionation:
      BRF                                32.25%               $  743           $   42          $ 1,292          $    60
      BRPC                               30.00%                  278              252              527              404
      Promix                             33.33%                  996            1,396            2,039            1,789
      La Porte                           50.00%                 (173)                             (265)
      OTC                                50.00%                  128                                18
Pipelines:
      EPIK                               50.00%                  (54)            (172)           1,629           (1,094)
      Wilprise                           37.35%                  320               85              467             (137)
      Tri-States                         33.33%                  365              135              834              100
      Belle Rose                         41.67%                   40               29              114              (60)
      Dixie                              19.88%                 (156)              69              561              960
      Starfish                           50.00%                  973            1,022            1,785            1,973
      Ocean Breeze                       25.67%                                    12                                14
      Neptune                            25.67%                  682            1,095            1,460            1,789
      Nemo                               33.92%                   44                1               22               10
      Evangeline                         49.50%                    5             (149)             (71)            (149)
Octane Enhancement:
      BEF                                33.33%                2,877            5,233            5,883            5,402
                                                     --------------------------------------------------------------------
      Total                                                   $7,068           $9,050          $16,295          $11,061
                                                     ====================================================================

Our initial investment in Promix, La Porte, Dixie, Neptune and Nemo exceeded our share of the historical cost of the underlying net assets of such entities ("excess cost"). The excess cost of these investments is reflected in our investments in and advances to unconsolidated affiliates for these entities. The excess cost amounts related to Promix, La Porte and Nemo are attributable to the tangible plant and pipeline assets of each entity, the excess cost of which is amortized against equity earnings from these entities in a manner similar to depreciation. The excess cost of Dixie includes amounts attributable to both goodwill and tangible pipeline assets, with that portion assigned to the pipeline assets being amortized in a manner similar to depreciation. The goodwill inherent in Dixie's excess cost is subject to periodic impairment testing and is not amortized. The following table summarizes our excess cost information:

                                                                                             Amortization
                                                              Unamortized balance at          Charged to
                                             Initial       ---------------------------     Equity Earnings
                                             Excess         June 30,       December 31,        during       Amortization
                                              Cost            2002             2001             2002           Period
                                        ---------------------------------------------------------------------------------------
Fractionation segment:
    Promix                                  $7,955           $6,794           $7,083           $199          20 years
    La Porte                                   873              855              n/a             18          35 years
Pipelines segment:
    Dixie
     Attributable to pipeline assets        28,448           26,480           26,887            406          35 years
     Goodwill                                9,246            8,827            8,827            n/a             n/a
    Neptune                                 12,768           12,221           12,404            182          35 years
    Nemo                                       727              708              718             10          35 years

The following tables presents summarized income statement information for our unconsolidated investments accounted for under the equity method (for the periods indicated on a 100% basis).

                                            Summarized Income Statement Data for the Three Months Ended
                          -------------------------------------------------------------------------------------------------
                                             June 30, 2002                                     June 30, 2001
                          -----------------------------------------------  ------------------------------------------------
                                                Operating          Net                            Operating           Net
                                 Revenues         Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Fractionation:
       BRF                      $  5,750        $ 2,295         $ 2,305           $  3,802        $   265         $   294
       BRPC                        3,150            923             930              3,400            793             842
       Promix                     10,819          3,274           3,285             12,340          4,447           4,487
       La Porte                                    (301)           (306)
       OTC                         1,421            302             258
Pipeline:
       EPIK                        1,577           (117)           (109)               792           (375)           (348)
       Wilprise                    1,033            855             857                494            224             227
       Tri-States                  3,680          1,088           1,097              2,321            388             403
       Belle Rose                    433             95              96                407             13              21
       Dixie                       6,270         (1,853)         (1,191)             8,799          2,001           1,124
       Starfish                    6,714          2,169           1,943              7,051          2,571           2,299
       Ocean Breeze                                                                     53             39              39
       Neptune                     6,926          2,046           2,338              9,362          5,223           5,195
       Nemo                          887            114             118                               (27)              2
       Evangeline                 35,551          1,030               9             47,609          1,010            (144)
Octane Enhancement:
       BEF                        58,132          8,570           8,628             76,054         15,509          15,700
                          -----------------------------------------------  ------------------------------------------------
       Total                    $142,343        $20,490         $20,258           $172,484        $32,081         $30,141
                          ===============================================  ================================================

                                             Summarized Income Statement Data for the Six Months Ended
                          -------------------------------------------------------------------------------------------------
                                          June 30, 2002                                     June 30, 2001
                          -----------------------------------------------  ------------------------------------------------
                                                Operating          Net                            Operating          Net
                                 Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Fractionation:
       BRF                      $ 10,355        $ 3,960         $ 4,007            $ 7,825        $   300         $   350
       BRPC                        6,102          1,742           1,758              6,833          1,232           1,347
       Promix                     20,683          6,683           6,713             21,343          5,888           5,964
       La Porte                                    (535)           (541)
       OTC                         1,792            109              37
Pipeline:
       EPIK                        9,849          3,237           3,257              1,967         (1,782)         (1,725)
       Wilprise                    1,804          1,248           1,251                893           (378)           (367)
       Tri-States                  6,780          2,490           2,503              3,953            262             299
       Belle Rose                    941            271             273                554           (205)           (192)
       Dixie                      21,398          5,552           3,331             24,036          8,301           4,829
       Starfish                   13,143          4,105           3,569             13,467          4,390           3,916
       Ocean Breeze                                                                     87             87              65
       Neptune                    14,629          5,561           5,645             16,747          8,648           8,581
       Nemo                        1,282             40              48                               (42)             36
       Evangeline                 61,060          1,880            (170)            47,609          1,010            (144)
Octane Enhancement:
       BEF                       106,061         17,548          17,648            113,918         15,922          16,207
                          -----------------------------------------------  ------------------------------------------------
       Total                    $275,879        $53,891         $49,329           $259,232        $43,633         $39,166
                          ===============================================  ================================================

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142,
"Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 was effective for our fiscal year that began January 1, 2002 for all goodwill and other intangible assets recognized in our consolidated balance sheet at that date, regardless of when those assets were initially recognized.

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition. In accordance with SFAS No. 141, we reclassified the MBA goodwill to a separate line item on our consolidated balance sheet apart from the Shell contract. Based upon SFAS No. 142, the value of the Shell natural gas processing agreement will continue to be amortized over its remaining contract term of approximately 18 years; however, amortization of the MBA goodwill will cease. The MBA goodwill will be subject to periodic impairment testing in accordance with SFAS No. 142 due to its indefinite life. For additional information regarding our intangible assets and goodwill (including additions to both classes of assets as a result of the Diamond-Koch acquisitions), see Note 7.

In accordance with the transition provisions of SFAS No. 142, we have completed an impairment review of the December 31, 2001 MBA goodwill balance. Professionals in the business valuation industry were consulted regarding the assumptions and techniques used in our analysis. As a result of this review, no impairment loss was indicated. Any subsequent impairment losses stemming from future goodwill impairment studies will be reflected as a component of operating income in the Statements of Consolidated Operations.

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement
Obligations", in June 2001. This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for our fiscal year beginning January 1, 2003. We are evaluating the provisions of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".
This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. We adopted this statement effective January 1, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS
No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces
Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. This statement is effective for our fiscal year beginning January 1, 2003. We are evaluating the provisions of this statement.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our recorded intangible assets are comprised of the estimated values assigned to contract rights we own arising from agreements with customers. According to SFAS No. 141, a contract-based intangible asset with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. It is based on an analysis of all pertinent factors including (a) the expected use of the asset by the entity, (b) the expected useful life of related assets (i.e., fractionation facility, storage well, etc.), (c) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (d) the effects of obsolescence, demand, competition, and other economic factors and (e) the level of maintenance required to obtain the expected future cash flows.

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

At June 30, 2002, our intangible assets consisted of the Shell natural gas processing agreement that we acquired as part of the TNGL acquisition in August 1999 and certain propylene fractionation and storage contracts we acquired in connection with the Diamond-Koch acquisitions in January and February 2002. The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over its remaining contract term
(currently $11.1 million annually from 2002 through 2019). At June 30, 2002, the unamortized value of the Shell contract was $188.8 million.

The value of the propylene fractionation and storage contracts acquired from Diamond-Koch is being amortized on a straight-line basis over the economic life of the assets to which they relate, which is currently estimated at 35 years. Although the majority of these contracts have terms of one to two years, we have assumed that our relationship with these customers will extend beyond the contractually-stated term primarily based on historically low customer contract turnover rates within these operations. At June 30, 2002, the unamortized value of these contracts was $60.4 million.

Goodwill

At June 30, 2002, the value of goodwill was $81.5 million. Our goodwill is attributable to the excess of the purchase price over the fair value of assets acquired and is comprised of the following (values as of June 30,
2002):

o        $73.7 million associated with the purchase of propylene fractionation assets from Diamond-Koch in
         February 2002; and,
o        $7.8 million related to the July 1999 purchase of Kinder Morgan's ownership interest in MBA which in turn owned an interest in our Mont Belvieu NGL fractionation facility.

Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized. Instead, we periodically review the reporting units to which the goodwill amounts relate for indications of possible impairment. If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, will be calculated and compared to its combined book value. Our goodwill amounts are classified as part of the Fractionation segment since they are related to assets recorded in this operating segment.

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

Pro Forma impact of discontinuation of amortization of goodwill

The following table discloses the unaudited pro forma impact on earnings of discontinuing amortization of the MBA goodwill (for the three and six months ended June 30, 2001).

                                                             Three Months           Six Months
                                                            Ended June 30,        Ended June 30,
                                                   ---------------------------------------------
                                                                 2001                  2001
                                                   ---------------------------------------------

Reported net income                                             $93,031               $145,301
Discontinue goodwill amortization                                   111                    222
Adjust minority interest expense                                     (1)                    (2)
                                                   ---------------------------------------------
Adjusted net income                                             $93,141               $145,521
                                                   =============================================

On a pro forma basis, earnings per Unit (both basic and diluted) were not affected by the discontinuation of goodwill amortization due to the immaterial nature of the pro forma adjustment.

8. DEBT OBLIGATIONS

Our debt consisted of the following at:

                                                                                    June 30,         December 31,
                                                                                       2002               2001
                                                                            ---------------------------------------
Borrowings under:
     Senior Notes A, 8.25% fixed rate, due March 2005                               $ 350,000            $350,000
     MBFC Loan, 8.70% fixed rate, due March 2010                                       54,000              54,000
     Senior Notes B, 7.50% fixed rate, due February 2011                              450,000             450,000
     Multi-Year Credit Facility, due November 2005                                    230,000
     364-Day Credit Facility, due November 2002 (a)                                   138,000
                                                                            ---------------------------------------
            Total principal amount                                                  1,222,000             854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               1,895               1,653
Less unamortized discount on:
     Senior Notes A                                                                       (99)               (117)
     Senior Notes B                                                                      (244)               (258)
Less current maturities of debt                                                             -                   -
                                                                            ---------------------------------------
            Long-term debt                                                         $1,223,552            $855,278
                                                                            =======================================

(a) Under the terms of this facility, the Operating Partnership has the option to convert this facility into a term loan due November 15, 2003. Management intends to refinance this obligation with a similar obligation at or before maturity.

The above table does not reflect the $1.26 billion in debt we incurred on July 31, 2002 in connection with the
Mapletree and E-Oaktree acquisitions (see Note 15 for information regarding this subsequent event).

At June 30, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Credit
Facility of which $9.4 million was outstanding.

Enterprise Products Partners L.P. acts as guarantor of certain of the Operating Partnership's debt obligations. This parent-subsidiary guaranty provision exists under our Senior Notes, MBFC Loan, Multi-Year and
364-Day Credit Facility.

In April 2002, we increased the amount that we can borrow under the Multi-Year Credit Facility by $20 million and the 364-Day Credit Facility by $80 million, up to an amount not exceeding $500 million in the aggregate for both facilities. At June 30, 2002, we had borrowed a total of $368 million under these two facilities.

The indentures under which the Senior Notes and the MBFC Loan were issued contain various restrictive covenants. We were in compliance with these covenants at June 30, 2002.

On April 24, 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were amended to allow for the commodity hedging losses we incurred during the first four months of 2002. As defined within the second amendment to each of these loan agreements, the changes included allowing us to exclude from the calculation of
Consolidated EBITDA up to $50 million in losses resulting from hedging NGLs that utilized natural gas-based financial instruments entered into on or prior to April 24, 2002. This exclusion applies to our quarterly
Consolidated EBITDA calculations in which the earnings impact of such specific instruments were recognized. This provision allows for $45.1 million to be added back to Consolidated EBITDA for the first quarter of 2002 and $4.9 million to be added back for the second quarter of 2002. Due to the rolling four-quarter nature of the
Consolidated EBITDA calculation, this provision will affect our financial covenants through the first quarter of
2003. In addition, the second amendment temporarily raised the maximum ratio allowed under the Consolidated
Indebtedness to Consolidated EBITDA ratio for the rolling-four quarter period ending September 30, 2002 (this provision was superseded by the third amendment to these loan agreements executed on July 31, 2002, see Note 15 for information regarding this subsequent event).

We were in compliance with the covenants of our Multi-Year and 364-Day revolving credit agreements at June 30,
2002.

9. CAPITAL STRUCTURE

Conversion of EPCO Subordinated Units to Common Units

As a result of the Company satisfying certain financial tests, 10,704,936 (or 25%) of EPCO's Subordinated Units converted to Common Units on May 1, 2002. Should the financial criteria continue to be satisfied through the first quarter of 2003, an additional 25% of the Subordinated Units would undergo an early conversion to Common
Units on May 1, 2003. The remaining 50% of Subordinated Units would convert on August 1, 2003 should the balance of the conversion requirements be met. Subordinated Units have no voting rights until converted to Common
Units. The conversion(s) will have no impact upon our earnings per unit since the Subordinated Units are already included in both the basic and fully diluted EPU calculations.

Conversion of Shell Special Units to Common Units

In accordance with existing agreements with Shell, 19.0 million of Shell's non-distribution bearing Special Units converted to distribution-bearing Common Units on August 1, 2002. The remaining 10.0 million Special Units will convert to Common Units on a one-for-one basis in August 2003. These conversions have a dilutive impact on basic
EPU.

Treasury Units

During the first quarter of 1999, the Operating Partnership established the EPOLP 1999 Grantor Trust (the
"Trust") to fund future obligations under EPCO's long-term incentive plan (through the exercise of Common Unit options granted to directors of the General Partner and EPCO employees who participate in the business of the
Operating Partnership). The Common Units purchased by the Trust are accounted for in a manner similar to treasury stock under the cost method of accounting. At June 30, 2002, the Trust held 427,200 Common Units that are classified as Treasury Units. The Trust purchased 100,000 Common Units during the first six months of 2002 at a cost of $2.4 million.

Beginning in July 2000 and later modified in September 2001, the General Partner authorized the Company
(specifically, "Enterprise Products Partners L.P." in this context) and the Trust to repurchase up to 2.0 million of our publicly-held Common Units (the "Buy-Back Program"). The repurchases will be made during periods of temporary market weakness at price levels that would be accretive to our remaining Unitholders. Under the terms of the original Buy-Back Program, Common Units repurchased by the Company were to be retired and Common Units repurchased by the Trust were to remain outstanding and be accounted for as Treasury Units.

In April 2002, management modified the Buy-Back Program to treat Common Units repurchased by the Company as
Treasury Units. For accounting purposes, Units repurchased by the Company will be held in treasury to fund future obligations under EPCO's long-term incentive plan (i.e, used for the same intent as that contemplated for the
Common Units repurchased by the Trust). The Company purchased 424,459 Common Units during the first six months of
2002 at a cost of $9.3 million. At June 30, 2002, 677,900 Common Units could be repurchased under the Buy-Back
Program.

During the second quarter of 2002, 51,959 Common Units were reissued from the Company's Treasury Units at their weighted-average cost of $1.2 million to fulfill our obligations under certain employee Unit option agreements of
EPCO.

Comprehensive Income

We report comprehensive income or loss in our Statements of Consolidated Partners' Equity and Comprehensive
Income. For the six months ended June 30, 2001, the cumulative transition adjustment resulting from the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, was the only item of other comprehensive income for us. There were no differences between net income and comprehensive income for the same period in 2002. The following table summarizes the activity in other comprehensive income for the six months ended June 30, 2001.

                                     Comprehensive Income
                            for the six months ended June 30, 2001

Net Income                                                          $145,301
Less: Accumulated Other Comprehensive Loss                            (9,711)
                                                               ---------------
Comprehensive Income                                                $135,590
                                                               ===============

10. EARNINGS PER UNIT

Basic earnings per Unit is computed by dividing net income available to limited partner interests by the weighted-average number of Common and Subordinated Units outstanding during the period. In general, diluted earnings per Unit is computed by dividing net income available to limited partner interests by the weighted-average number of Common, Subordinated and Special Units outstanding during the period. In a period of operating losses, the Special Units are excluded from the calculation of diluted earnings per Unit due to their antidilutive effect. The following table reconciles the number of Units used in the calculation of basic earnings per Unit and diluted earnings per Unit for the three and six months ended June 30, 2002 and 2001.

                                                              Three Months Ended                     Six Months Ended
                                                    ----------------------------------     -------------------------------
                                                                   June 30,                              June 30,
                                                    ----------------------------------     -------------------------------
                                                             2002             2001                 2002            2001
                                                    ----------------------------------     -------------------------------

Income before minority interest                             $22,523          $93,975              $ 5,147       $146,779
General partner interest                                     (2,648)          (1,388)              (3,894)        (2,370)
                                                    ----------------------------------     -------------------------------
Income before minority interest                              19,875           92,587                1,253        144,409
available to Limited Partners
Minority interest                                              (203)            (944)                 (30)        (1,478)
                                                    ----------------------------------     -------------------------------
Net income available to Limited Partners                    $19,672          $91,643              $ 1,223       $142,931
                                                    ==================================     ===============================

BASIC EARNINGS PER UNIT
Numerator
       Income before minority interest
       Available to Limited Partners                        $19,875          $92,587              $ 1,253       $144,409
                                                    ==================================     ===============================
       Net income available
       To Limited Partners                                  $19,672          $91,643              $ 1,223       $142,931
                                                    ==================================     ===============================
Denominator
       Common Units outstanding                             109,640           92,514              106,192         92,514
       Subordinated Units outstanding                        35,644           42,820               39,212         42,820
                                                    ----------------------------------     -------------------------------
       Total                                                145,284          135,334              145,404        135,334
                                                    ==================================     ===============================
Basic Earnings per Unit
       Income before minority interest
       Available to Limited Partners                        $  0.14          $  0.68              $  0.01       $  1.07
                                                    ==================================     ===============================
       Net income available
       To Limited Partners                                  $  0.14          $  0.68              $  0.01       $  1.06
                                                    ==================================     ===============================

DILUTED EARNINGS PER UNIT
Numerator
       Income before minority interest
       available to Limited Partners                        $19,875          $92,587              $ 1,253       $144,409
                                                    ==================================     ===============================
       Net income available
       to Limited Partners                                  $19,672          $91,643              $ 1,223       $142,931
                                                    ==================================     ===============================
Denominator
       Common Units outstanding                             109,640           92,514              106,192         92,514
       Subordinated Units outstanding                        35,644           42,820               39,212         42,820
       Special Units outstanding                             29,000           33,000               29,000         33,000
                                                    ----------------------------------     -------------------------------
       Total                                                174,284          168,334              174,404        168,334
                                                    ==================================     ===============================
Diluted Earnings per Unit
       Income before minority interest
       available to Limited Partners                        $  0.11          $  0.55              $  0.01       $   0.86
                                                    ==================================     ===============================
       Net income available
       to Limited Partners                                  $  0.11          $  0.54              $  0.01       $  0.85
                                                    ==================================     ===============================

11. DISTRIBUTIONS

We intend, to the extent there is sufficient available cash from Operating Surplus, as defined by the Partnership
Agreement, to distribute to each holder of Common Units at least a minimum quarterly distribution of $0.225 per
Common Unit. The minimum quarterly distribution is not guaranteed and is subject to adjustment as set forth in the
Partnership Agreement. Apart from its pro rata share of the quarterly distributions, the General Partner's interest in quarterly distributions is increased after certain specified target levels are met (the "incentive distributions").

The distribution paid on February 11, 2002 (based on fourth quarter 2001 results) was $0.3125 per Common and
Subordinated Unit. The distribution paid on May 10, 2002 (based on first quarter 2002 results) was $0.335 per
Common and Subordinated Unit. As a result of these distributions, the General Partner received $3.9 million in incentive distributions.

The distribution rate declared by the General Partner for the second quarter of 2002 was $0.335 per Common Unit to Unitholders of record on July 31, 2002. This distribution was paid on August 12, 2002.

12. SUPPLEMENTAL CASH FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                     Six Months Ended
                                                                         June 30,
                                                          ----------------------------------
                                                                   2002             2001
                                                          ----------------------------------
(Increase) decrease in:
      Accounts and notes receivable                              $(24,455)        $ 96,860
      Inventories                                                 (78,843)             522
      Prepaid and other current assets                              9,599          (10,831)
      Other assets                                                 (3,436)            (129)
Increase (decrease) in:
      Accounts payable                                              7,795          (55,755)
      Accrued gas payable                                          70,447          (78,008)
      Accrued expenses                                             (9,499)         (11,232)
      Accrued interest                                                374           14,546
      Other current liabilities                                    (4,219)          13,271
      Other liabilities                                              (142)             187
                                                          ----------------------------------
Net effect of changes in operating accounts                      $(32,379)        $(30,569)
                                                          ==================================

During the first six months of 2002, we completed $394.8 million in business acquisitions of which the purchase price allocations of each affected various balance sheet accounts. See Note 2 for information regarding the allocation of the purchase price for these acquisitions.

The $32.5 million purchase price obligation of the Toca Western facilities will not be paid until September
2002. This amount was accrued as additional property, plant and equipment with the offsetting payable amount recorded under other current liabilities (see Note 2).

We record various financial instruments relating to commodity positions and interest rate swaps at their respective fair values using mark-to-market accounting. For the six months ended June 30, 2002, we recognized a net $19.7 million in non-cash changes related to decreases in the fair value of these financial instruments, primarily in our commodity financial instruments portfolio. For the six months ended June 30, 2001, we recognized a net $55.9 million in non-cash mark-to-market income from our financial instruments portfolio.

Cash and cash equivalents at June 30, 2002, per the Statements of Consolidated Cash Flows, excludes $5.0 million of restricted cash. This restricted cash represents amounts held by a brokerage firm as margin deposits associated with our financial instruments portfolio and for physical purchase transactions made on the NYMEX exchange.

Of the $9.3 million spent by the Company for Treasury Units during the first six months of 2002, $0.7 million will not result in cash settlements until July 2002.

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
purposes.

Commodity financial instruments

Our Processing and Octane Enhancement segments are directly exposed to commodity price risk through their respective business operations. The prices of natural gas, NGLs and MTBE are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control. In order to manage the risks associated with our Processing segment, we may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial instrument. The primary purpose of these risk management activities (or hedging strategies) is to hedge exposure to price risks associated with natural gas,
NGL inventories, firm commitments and certain anticipated transactions. We do not hedge our exposure to the MTBE markets. Also, in our Pipelines segment, we may utilize a limited number of commodity financial instruments to manage the price we charge certain of our customers for natural gas.

We have adopted a financial commodity and commercial policy to manage our exposure to the risks of our natural gas and NGL businesses. The objective of these policies is to assist us in achieving our profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner. Under these policies, we enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to our commodity positions on both a short-term
(less than one month) and long-term basis, generally not to exceed 24 months. The General Partner oversees our hedging strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policies (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policies.

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

We recognized a loss of $50.9 million in the first six months of 2002 from our commodity hedging activities, of which $45.1 million was attributable to the first quarter of 2002. These losses are treated as an increase in operating costs and expenses in our Statements of Consolidated Operations. Of this amount, $31.9 million has been realized (e.g., paid out to counterparties). The remaining $19.0 million represents the negative change in value of the open positions between December 31, 2001 and June 30, 2002 (based on market prices at those dates). The market value of our open positions at June 30, 2002 was $11.1 million payable (a loss).

For the first six months of 2001, we recognized income of $70.3 million from these activities of which $5.6 million was recorded in the first quarter and $64.7 million in the second quarter. Of the $70.3 million recorded for the first six months of 2001, $52.4 million was attributable to the market value of open positions at June
30, 2001.

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

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our requirements. At June 30, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending through March 2010. Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate. If it elects to do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.8 million during the first six months of 2002 from our interest rate swaps that is treated as a reduction of interest expense ($0.7 million recorded in the second quarter of 2002). The fair value of the interest rate swap at June 30, 2002 was a receivable of $3.1 million. We recognized income of $5.5 million during the first six months of 2001 from interest rate swaps. The benefit recorded in 2001 was primarily due to the election of a counterparty to not terminate its interest rate swap in the first quarter of 2001.

14. SEGMENT INFORMATION

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

We have five reportable operating segments: Pipelines, Fractionation, Processing, Octane Enhancement and
Other. The reportable segments are generally organized according to the type of services rendered (or process employed) and products produced and/or sold, as applicable. The segments are regularly evaluated by the Chief
Executive Officer of the General Partner. Pipelines consists of both liquids and natural gas pipeline systems, storage and import/export terminal services. Fractionation primarily includes NGL fractionation, isomerization, and polymer grade propylene fractionation services. Processing includes the natural gas processing business and its related merchant activities. Octane Enhancement represents our equity interest in BEF, a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

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

Gross operating margin by segment includes intersegment and intrasegment revenues (offset by corresponding intersegment and intrasegment expenses within the segments), which are generally based on transactions made at market-related rates. Our intersegment and intrasegment activities include, but are not limited to, the following types of transactions:

o        NGL fractionation revenues from separating our NGL raw-make inventories into distinct NGL products using our fractionation plants for our merchant activities group (an intersegment revenue of Fractionation offset by an intersegment expense of Processing);
o        liquids pipeline revenues from transporting our merchant volumes from the gas processing plants on our pipelines to our NGL fractionation facilities (an intersegment revenue of Pipelines offset by an intersegment expense of Processing); and,
o        the sale of our NGL equity production extracted by our gas processing plants to our merchant activities group (an intrasegment revenue of Processing offset by an intrasegment expense of Processing).

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries, after elimination of all material intercompany (both intersegment and intrasegment) accounts and transactions.

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

Our revenues are derived from a wide customer base. All consolidated revenues were earned in the United States. Our operations are centered along the Texas, Louisiana and Mississippi Gulf Coast areas. See Note 15 regarding an expansion of our business activities into certain regions of the central and western United States.

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

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                             June 30,
                                                         ---------------------------------------------------------------------
                                                                   2002             2001             2002             2001
                                                         ---------------------------------------------------------------------
Total segment gross operating margin                             $66,938         $131,255          $93,351          $204,148
    Depreciation and amortization                                (16,962)         (11,793)         (34,199)          (21,822)
    Retained lease expense, net                                   (2,273)          (2,660)          (4,578)           (5,320)
    (Gain) loss on sale of assets                                      1                6              (12)              387
    Selling, general and administrative                           (7,740)          (7,737)         (15,702)          (13,905)
                                                         ---------------------------------------------------------------------
Consolidated operating income                                     39,964          109,071           38,860           163,488
    Interest expense                                             (19,032)         (16,331)         (37,545)          (23,318)
    Interest income from unconsolidated affiliates                    62                7               92                31
    Dividend income from unconsolidated affiliates                 1,242                             2,196             1,632
    Interest income-other                                            241            1,479            1,575             5,477
    Other, net                                                        46             (251)             (31)             (531)
                                                         ---------------------------------------------------------------------
Consolidated income before minority interest                     $22,523         $ 93,975          $ 5,147          $146,779
                                                         =====================================================================

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                          Operating Segments
                                    ----------------------------------------------------------------   Adjs.
                                                                             Octane                     and       Consol.
                                    Fractionation Pipelines   Processing  Enhancement     Other       Elims.      Totals
                                    ----------------------------------------------------------------------------------------
Revenues from
   external customers:
    Three months ended June 30, 2002    $169,345    $138,589    $477,941                      $382                 $786,257
    Three months ended June 30, 2001      86,566     178,958     693,242                       631                  959,397
    Six months ended June 30, 2002       278,767     237,670     930,975                       899                1,448,311
    Six months ended June 30, 2001       176,245     186,145   1,432,011                     1,311                1,795,712

Intersegment and intrasegment
   revenues:
    Three months ended June 30, 2002      56,103      25,578     140,969                       102   $(222,752)
    Three months ended June 30, 2001      44,133      24,631     131,657                        96    (200,517)
    Six months ended June 30, 2002        89,500      50,088     267,229                       202    (407,019)
    Six months ended June 30, 2001        85,785      45,410     241,966                       191    (373,352)

Equity income in
   unconsolidated affiliates:
    Three months ended June 30, 2002       1,973       2,219                    $2,876                                7,068
    Three months ended June 30, 2001       1,692       2,125                     5,233                                9,050
    Six months ended June 30, 2002         3,612       6,801                     5,882                               16,295
    Six months ended June 30, 2001         2,253       3,406                     5,402                               11,061

Total revenues:
    Three months ended June 30, 2002     227,421     166,386     618,910         2,876         484    (222,752)     793,325
    Three months ended June 30, 2001     132,391     205,714     824,899         5,233         727    (200,517)     968,447
    Six months ended June 30, 2002       371,879     294,559   1,198,204         5,882       1,101    (407,019)   1,464,606
    Six months ended June 30, 2001       264,283     234,961   1,673,977         5,402       1,502    (373,352)   1,806,773

Total gross operating margin
   by segment:
    Three months ended June 30, 2002      33,853      32,190      (1,182)        2,876        (799)                  66,938
    Three months ended June 30, 2001      32,803      24,696      68,112         5,233         411                  131,255
    Six months ended June 30, 2002        58,230      64,858     (34,558)        5,882      (1,061)                  93,351
    Six months ended June 30, 2001        58,471      42,819      96,510         5,402         946                  204,148

Segment assets:
    At June 30, 2002                     470,249     918,052     129,028                     9,239      44,003    1,570,571
    At December 31, 2001                 357,122     717,348     124,555                     8,921      98,844    1,306,790

Investments in and advances
   to unconsolidated affiliates:
    At June 30, 2002                      98,029     213,852      33,000        58,189                              403,070
    At December 31, 2001                  93,329     216,029      33,000        55,843                              398,201

Intangible Assets:
    At June 30, 2002                      52,369       8,011     188,842                                            249,222
    At December 31, 2001                   7,857                 194,369                                            202,226

Goodwill:
    At June 30, 2002                      81,543                                                                     81,543

Total revenues for the second quarter of 2002 were lower than those of the second quarter of 2001 primarily due to a decline in NGL product prices between the two periods. The same can be said for the difference between the first six months of 2002 compared to the same period in 2001. Total gross operating margin for the second quarter of 2002 decreased $64.3 million from the second quarter of 2001 primarily due to the 2001 period including $64.7 million of commodity hedging income in the Processing segment that was not repeated in the 2002 period. For the first six months of 2002, gross operating margin decreased $110.8 million compared to the first six months of
2001. The year-to-date decline in gross operating margin is primarily due to the 2002 period including $50.9 million in commodity hedging losses versus the 2001 period including $70.3 million in commodity hedging income
(together accounting for $121.2 million of the year-to-date difference in gross operating margin). The $121.2 million difference in commodity hedging results is primarily reflected in the Processing segment.

Since January 1, 2002, segment assets have increased $263.8 million. The increase is primarily due to the
Diamond-Koch acquisitions completed during the first quarter of 2002 and the Toca Western acquisition in June
2002 (see Note 2). Intangible assets increased $47.0 million since January 1, 2002 primarily the result of the contract-based intangible assets we acquired from Diamond-Koch (see Note 7). Goodwill was $81.5 million at June
30, 2002 due to the goodwill we added as a result of the Diamond-Koch acquisition and the reclassification of the goodwill associated with the 1999 MBA acquisition (see Note 7).

15. SUBSEQUENT EVENTS

Purchase of Interests in Mapletree and E-Oaktree

On August 1, 2002, we announced the purchase of equity interests in affiliates of Williams, which in turn, own controlling interests in Mid-America Pipeline Company, LLC (formerly Mid-America Pipeline Company) and Seminole
Pipeline Company. The purchase price of the acquisition was approximately $1.2 billion (subject to certain post-closing purchase price adjustments). The effective date of the acquisition was July 31, 2002.

The acquisitions include a 98% ownership interest in Mapletree, LLC ("Mapletree"), owner of a 100% interest in
Mid-America Pipeline Company, LLC and certain propane terminals and storage facilities. The Mid-America pipeline is a major NGL pipeline system consisting of three NGL pipelines, with 7,226 miles of pipeline, and average transportation volumes of approximately 850 MBPD. Mid-America's 2,548-mile Rocky Mountain system transports mixed
NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to Hobbs, Texas. Its 2,740-mile Conway North segment links the large NGL hub at Conway, Kansas to the upper Midwest; its 1,938 mile Conway South system connects the Conway hub with Kansas refineries and transports mixed NGLs from Conway, Kansas to Hobbs, Texas.

We also acquired a 98% ownership interest in E-Oaktree, LLC, owner of an 80% equity interest in Seminole Pipeline
Company. The Seminole pipeline consists of a 1,281-mile NGL pipeline, with an average transportation volume of approximately 260 MBPD. This pipeline transports mixed NGLs and NGL products from Hobbs, Texas and the Permian
Basin to Mont Belvieu, Texas.

The post-closing purchase price adjustments of the Mapletree and E-Oaktree acquisitions are expected to be completed during the fourth quarter of 2002. These acquisitions do not require any material governmental approvals.

These acquisitions were funded by a $1.2 billion senior unsecured 364-day term loan entered into by the Operating
Partnership on July 31, 2002. The lenders under this facility are Wachovia Bank, National Association; Lehman
Brothers Bank, FSB; Lehman Commercial Paper Inc. and Royal Bank of Canada. As defined within the credit agreement, the loan will generally bear interest at either (i) the greater of (a) the Prime Rate or (b) the Federal Funds
Effective Rate plus one-half percent or (ii) a Eurodollar rate, with any rate in effect being increased by an appropriate applicable margin. The credit agreement contains various affirmative and negative covenants applicable to the Operating Partnership similar to those required under our Multi-Year and 364-Day Credit
Facility agreements. The $1.2 billion term loan is guaranteed by Enterprise Products Partners L.P. through an unsecured guarantee. The loan will be repaid as follows:$150 million due on December 31, 2002, $450 million on
March 31, 2003 and $600 million on July 30, 2003.

On August 1, 2002, Seminole Pipeline Company had $60 million in senior unsecured notes due in December 2005. The principal amount of these notes amortize by $15 million each December 1 through 2005. In accordance with GAAP, this debt will be consolidated on our balance sheet because of our 98% controlling interest in E-Oaktree, LLC, which owns 80% of Seminole Pipeline Company.

Third Amendment to our Multi-Year and 364-Day Credit Facilities

On July 31, 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were further amended to allow for increased financial flexibility in light of the Mapletree and E-Oaktree acquisitions. As defined within the third amendment to each of these loan agreements, the maximum ratio of Consolidated Indebtedness to Consolidated
EBITDA allowed by our lenders was increased as follows from that noted in the second amendment issued in April
2002:

                           Changes made to the
          Consolidated Indebtedness to Consolidated EBITDA Ratio
---------------------------------------------------------------------------
                                           Maximum Ratio Allowed
                                 ------------------------------------------
      Calculation made for          Old provisions       New provisions
    the rolling four-quarter          under 2nd            under 3rd
         period ending                Amendment            Amendment
---------------------------------------------------------------------------
September 30, 2002                   4.50 to 1.0          6.00 to 1.0
December 31, 2002                    4.00 to 1.0          5.25 to 1.0
March 31, 2003                       4.00 to 1.0          5.25 to 1.0
June 30, 2003                        4.00 to 1.0          4.50 to 1.0
September 30, 2003 and               4.00 to 1.0          4.00 to 1.0
 for each rolling-four
 quarter period thereafter

In addition, the negative covenant on Indebtedness (as defined within the Multi-Year and 364-Day credit agreements) was amended to permit the Seminole Pipeline Company indebtedness assumed in connection with the acquisition of E-Oaktree.

                                       PART I. FINANCIAL INFORMATION.
                                 Item 1B. CONSOLIDATED FINANCIAL STATEMENTS.
                                     Enterprise Products Operating L.P.
                                        Consolidated Balance Sheets
                                           (Dollars in thousands)

                                                                                            June 30,
                                                                                              2002            December 31,
                                      ASSETS                                               (unaudited)            2001
                                                                                    ---------------------------------------
Current Assets
     Cash and cash equivalents (includes restricted cash of $5,034 at
        June 30, 2002 and $5,752 at December 31, 2001)                                          $7,788           $137,823
     Accounts and notes receivable - trade, net of allowance for doubtful accounts of $21,098 at June 30, 2002 and $20,642 at
        December 31, 2001                                                                      284,021            256,927
     Accounts receivable - affiliates                                                           11,503              4,405
     Inventories                                                                               153,280             69,443
     Prepaid and other current assets                                                           34,089             50,207
                                                                                    ---------------------------------------
               Total current assets                                                            490,681            518,805
Property, Plant and Equipment, Net                                                           1,570,571          1,306,790
Investments in and Advances to Unconsolidated Affiliates                                       403,070            398,201
Intangible assets, net of accumulated amortization of $18,235 at
     June 30, 2002 and $13,084 at December 31, 2001                                            249,222            202,226
Goodwill                                                                                        81,543
Other Assets                                                                                     6,911              5,201
                                                                                    ---------------------------------------
               Total                                                                        $2,801,998         $2,431,223
                                                                                    =======================================

                         LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Accounts payable - trade                                                                 $ 70,716            $54,269
     Accounts payable - affiliate                                                               21,233             33,691
     Accrued gas payables                                                                      303,983            233,536
     Accrued expenses                                                                           12,961             22,233
     Accrued interest                                                                           24,676             24,302
     Other current liabilities                                                                  70,024             44,767
                                                                                    ---------------------------------------
               Total current liabilities                                                       503,593            412,798
Long-Term Debt                                                                               1,223,552            855,278
Other Long-Term Liabilities                                                                      7,919              8,061
Minority Interest                                                                                2,331              1,468
Commitments and Contingencies
Partners' Equity
     Limited Partner                                                                         1,062,422          1,148,124
     General Partner                                                                            10,841             11,716
     Parent's Units acquired by Trust                                                           (8,660)            (6,222)
                                                                                    ---------------------------------------
               Total Partners' Equity                                                        1,064,603          1,153,618
                                                                                    ---------------------------------------
               Total                                                                        $2,801,998         $2,431,223
                                                                                    =======================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                     Enterprise Products Operating L.P.
                                   Statements of Consolidated Operations
                                           (Dollars in thousands)
                                                (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                       ---------------------------------------------------------------------
                                                                2002             2001             2002             2001
                                                       ---------------------------------------------------------------------
REVENUES
Revenues from consolidated operations                         $786,257         $959,397       $1,448,311        $1,795,712
Equity income in unconsolidated affiliates                       7,068            9,050           16,295            11,061
                                                       ---------------------------------------------------------------------
 Total                                                         793,325          968,447        1,464,606         1,806,773
                                                       ---------------------------------------------------------------------
COST AND EXPENSES
Operating costs and expenses                                   745,621          851,639        1,410,044         1,629,380
Selling, general and administrative                              7,815            8,418           15,601            14,586
                                                       ---------------------------------------------------------------------
 Total                                                         753,436          860,057        1,425,645         1,643,966
                                                       ---------------------------------------------------------------------
OPERATING INCOME                                                39,889          108,390           38,961           162,807
OTHER INCOME (EXPENSE)
Interest expense                                               (19,032)         (16,331)         (37,545)          (23,318)
Interest income from unconsolidated affiliates                      62                3               92                15
Dividend income from unconsolidated affiliates                   1,242                             2,196             1,632
Interest income - other                                            384            1,626            1,820             5,771
Other, net                                                         (65)            (251)            (142)             (531)
                                                       ---------------------------------------------------------------------
Other income (expense)                                         (17,409)         (14,953)         (33,579)          (16,431)
                                                       ---------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                 22,480           93,437            5,382           146,376
MINORITY INTEREST                                                  (33)             (44)             (86)              (67)
                                                       ---------------------------------------------------------------------
NET INCOME                                                    $ 22,447         $ 93,393       $    5,296        $  146,309
                                                       =====================================================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                     Enterprise Products Operating L.P.
                                   Statements of Consolidated Cash Flows
                                           (Dollars in thousands)
                                                (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                           ---------------------------------
                                                                                   2002             2001
                                                                           ---------------------------------
OPERATING ACTIVITIES
Net income                                                                       $  5,296         $146,309
Adjustments to reconcile net income to cash flows provided by
     (used for) operating activities:
     Depreciation and amortization                                                 35,349           23,234
     Equity in income of unconsolidated affiliates                                (16,295)         (11,061)
     Distributions received from unconsolidated affiliates                         29,113           13,212
     Leases paid by EPCO                                                            4,579            5,320
     Minority interest                                                                 86               67
     Loss (gain) on sale of assets                                                     12             (387)
     Changes in fair market value of financial instruments (see Note 11)           19,702          (55,880)
     Net effect of changes in operating accounts                                  (45,691)         (30,611)
                                                                           ---------------------------------
Operating activities cash flows                                                    32,151           90,203
                                                                           ---------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                              (26,755)         (57,090)
Proceeds from sale of assets                                                           12              563
Business acquisitions, net of cash acquired                                      (394,775)        (225,665)
Investments in and advances to unconsolidated affiliates                          (10,137)        (115,282)
                                                                           ---------------------------------
Investing activities cash flows                                                  (431,655)        (397,474)
                                                                           ---------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                         538,000          449,716
Long-term debt repayments                                                        (170,000)
Debt issuance costs                                                                  (418)          (3,125)
Cash distributions to partners                                                    (96,490)         (77,494)
Cash distributions to minority interest                                                                (45)
Cash contribution from General Partner                                                 39
Cash contributions from minority interest                                             777              110
Parent's Units acquired by consolidated Trust                                      (2,439)
Increase in restricted cash                                                           718           (7,321)
                                                                           ---------------------------------
Financing activities cash flows                                                   270,187          361,841
                                                                           ---------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (129,317)          54,570
CASH AND CASH EQUIVALENTS, DECEMBER 31                                            132,071           58,446
                                                                           ---------------------------------
CASH AND CASH EQUIVALENTS, JUNE 30                                               $  2,754         $113,016
                                                                           =================================

                         See Notes to Unaudited Consolidated Financial Statements

                                     Enterprise Products Operating L.P.
                            Notes to Unaudited Consolidated Financial Statements

1. GENERAL

In the opinion of Enterprise Products Operating L.P., the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of its consolidated financial position as of June 30, 2002 and consolidated results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. Within these footnote disclosures of Enterprise Products
Operating L.P., references to "we", "us", "our" or "the Company" shall mean the consolidated financial statements of Enterprise Products Operating L.P. References to "Limited Partner" shall mean the consolidated financial statements of our parent, Enterprise Products Partners L.P., which are included elsewhere in this combined report on Form 10-Q.

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Dollar amounts presented within these footnote disclosures are stated in thousands of dollars, unless otherwise indicated.

Certain abbreviated entity names and other capitalized terms are described within the glossary of this quarterly report on Form 10-Q.

2. BUSINESS ACQUISITIONS

Acquisition of Diamond-Koch propylene fractionation business in February 2002

In February 2002, we purchased various propylene fractionation assets and certain inventories of refinery grade propylene, propane, and polymer grade propylene from Diamond-Koch. These include a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas (the "Mont Belvieu III" facility), a 50%
interest in an entity which owns a polymer grade propylene export terminal located on the Houston Ship Channel in
La Porte, Texas, and varying interests in several supporting distribution pipelines and related equipment. Mont
Belvieu III has the capacity to produce approximately 41 MBPD of polymer grade propylene. These assets are part of our Mont Belvieu propylene fractionation operations, which is part of the Fractionation segment. The purchase price of $239.0 million was funded by a drawdown on our Multi-Year and 364-Day Credit Facilities (see Note 8).

Acquisition of Diamond-Koch storage business in January 2002

In January 2002, we purchased various hydrocarbon storage assets from Diamond-Koch. The storage facilities consist of 30 salt dome storage caverns with a useable capacity of 68 million barrels, local distribution pipelines and related equipment. The facilities provide storage services for mixed natural gas liquids, ethane, propane, butanes, natural gasoline and olefins (such as ethylene), polymer grade propylene, chemical grade propylene and refinery grade propylene.

The facilities are located in Mont Belvieu, Texas and serve the largest petrochemical and refinery complex in the
United States. Collectively, these facilities represent the largest underground storage operation of its kind in the world. The size and location of the business provide it with a competitive position to increase its services to expanding Gulf Coast petrochemical complexes. These assets are part of our Mont Belvieu storage operations, which is part of the Pipelines segment. The purchase price of $129.6 million was funded by utilizing cash on hand.

Allocation of purchase price of Diamond-Koch acquisitions

The Diamond-Koch acquisitions were accounted for under the purchase method of accounting and, accordingly, the purchase price of each has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                  Estimated Fair Values at
                                                           ----------------------------------------
                                                           Feb. 1, 2002        Jan. 1, 2002
                                                             Propylene
                                                           Fractionation          Storage              Total
                                                    ------------------------------------------------------------
Inventories                                                   $  4,994                                $  4,994
Prepaid and other current assets                                 3,148             $    890              4,038
Property, plant and equipment                                   96,772              120,571            217,343
Investments in unconsolidated affiliates                         7,550                                   7,550
Intangible assets (see Note 7)                                  53,000                8,127             61,127
Goodwill (see Note 7)                                           73,686                                  73,686
Current liabilities                                               (107)                                   (107)
                                                    ------------------------------------------------------------
Total purchase price                                          $239,043             $129,588           $368,631
                                                    ============================================================

The fair value estimates were developed by independent appraisers using recognized business valuation techniques. The allocation of the purchase price is preliminary pending the results of a repermitting process expected to be complete during the fourth quarter of 2002.

The purchase price paid for the propylene fractionation business resulted in $73.7 million in goodwill. The goodwill primarily represents the value management has attached to future earnings improvements and to the strategic location of the assets. Earnings from the propylene business are expected to improve substantially from the last few years with the years 2003 and 2004 projected to be peak years in the petrochemical business cycle. Additionally, the demand for chemical grade and polymer grade propylene is forecast to grow at an average of 4.4% per year from 2002 to 2006.

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

Acadian Gas post-closing adjustments completed in April 2002

In April 2002, we finalized the post-closing purchase price adjustment associated with our April 2001 acquisition of Acadian Gas. Acadian Gas was acquired from an affiliate of Shell and is involved in the purchase, sale, transportation and storage of natural gas in Louisiana. As a result, we paid Shell $18.0 million for various working capital items, of which the majority were related to natural gas inventories. The Acadian Gas acquisition was accounted for under the purchase method of accounting and, accordingly, the final purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at April 1, 2001 as follows:

Current assets                                                 $83,123
Investments in unconsolidated affiliates                         2,723
Property, plant and equipment                                  232,187
Current liabilities                                            (72,896)
Other long-term liabilities                                     (1,460)
                                                    --------------------
Total purchase price                                          $243,677
                                                    ====================

Pro forma effect of Diamond-Koch and Acadian Gas business acquisitions

As noted earlier, the Acadian Gas acquisition occurred on April 1, 2001. We acquired Diamond-Koch's storage business on January 1, 2002 and its propylene fractionation business on February 1, 2002. As a result, our actual fiscal 2002 Statements of Consolidated Operations reflect the Diamond-Koch propylene fractionation business and the Diamond-Koch storage business for their respective acquisition dates through June 2002 and the results of
Acadian Gas. For the first six months of fiscal 2001, our Statements of Consolidated Operations reflect only three months of Acadian Gas.

The following table presents unaudited pro forma financial information incorporating the historical
(pre-acquisition) financial results of the propylene fractionation and storage assets we acquired from
Diamond-Koch and those of Acadian Gas that we acquired from Shell. This information is helpful in gauging the possible impact that these acquisitions might have had on our results of operations had they been completed on
January 1, 2001 as opposed to the actual dates that these acquisitions occurred. The pro forma information is based upon data currently available to and certain estimates and assumptions made by management and, as a result, are not necessarily indicative of our financial results had the transactions actually occurred on these dates. Likewise, the unaudited pro forma information is not necessarily indicative of our future financial results.

                                                        Three Months            Six Months Ended
                                                        Ended June 30,              June 30,
                                                                         ------------------------------
                                                          2001              2002               2001
                                               --------------------------------------------------------
Revenues                                               $1,043,671        $1,482,040         $2,195,472

Income before extraordinary item
 and minority interest                                 $   89,886        $    5,291         $  146,771

Net income                                             $   89,842        $    5,204         $  146,704

Minor acquisitions initiated during the second quarter of 2002

We initiated the purchase of an additional interest in our Mont Belvieu NGL fractionation from ChevronTexaco and the acquisition of a gas processing plant and NGL fractionator in Louisiana from Western Resources during the second quarter of 2002. Due to the immaterial nature and incomplete status of these two transactions, our discussion of each minor purchase is limited to the following:

Acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator. In April 2002, we executed an agreement with an affiliate of ChevronTexaco to purchase their 12.5% undivided ownership interest in our Mont
Belvieu, Texas NGL fractionator. The purchase price was approximately $8.0 million. The Mont Belvieu facility has a gross NGL fractionation capacity of 210 MBPD of which 26.2 MBPD was ChevronTexaco's net share. ChevronTexaco was required to sell their 12.5% interest in a consent order by the FTC as a condition of approving the merger between Chevron and Texaco. The effective date of the purchase was June 1, 2002.

The other joint owners of the facility (affiliates of Duke Energy Field Services and Burlington Resources Inc.)
have the option to acquire their pro rata share of the ChevronTexaco interest. These preferential purchase rights expire on September 30, 2002. If the other joint owners fully exercise their option to acquire their share of the interest, our ownership interest would increase to approximately 71.4% from 62.5% currently. Should the joint owners decline to exercise their options, we would own 75.0% of the facility. If the other joint owners acquire any portion of their share of the ChevronTexaco interest, our purchase price will be reduced accordingly. We expect to complete this transaction during the third quarter of 2002.

Acquisition of gas processing and NGL fractionator assets from Western Gas Resources, Inc. In June 2002, we executed an agreement to acquire a natural gas processing plant, NGL fractionator and supporting assets
(including contracts) from Western Gas Resources, Inc. for $32.5 million plus certain post-closing purchase price adjustments. The "Toca Western" facilities are located in St. Bernard Parish, Louisiana near our existing Toca natural gas processing plant. The gas processing facility has a capacity of 160 MMcf/d and the NGL fractionator can fractionate up to 14.2 MBPD of NGLs.

This purchase is subject to a preferential purchase right by the other joint owners of our Yscloskey gas processing facility that expires on September 24, 2002. We are one of the largest owners in the Yscloskey plant with a 28.2% ownership interest. Should any of the other owners exercise their respective right to acquire their pro rata interest in the Toca Western facilities, it would reduce the ownership interest we ultimately acquire and the purchase price we pay. Because of the preferential rights, we expect to close this transaction during the third quarter of 2002.

3. INVENTORIES

Our inventories are as follows at the dates indicated:

                                             June 30,       December 31,
                                               2002             2001
                                     -----------------------------------
Regular trade inventory                      $ 70,340           $35,894
Forward-sales inventory                        45,960            33,549
Peak Season inventory                          20,959
Other                                          16,021
                                     -----------------------------------
 Inventory                                   $153,280           $69,443
                                     ===================================

A description of each inventory is as follows:

o        Our regular trade (or "working"), inventory is comprised of inventories of natural gas, NGLs and petrochemicals that are available for immediate sale. This inventory is valued at the lower of average cost or market, with "market" being determined by spot-market related prices.
o        The forward-sales inventory is comprised of segregated NGL volumes dedicated to the fulfillment of forward sales contracts and is valued at the lower of average cost or market, with "market" being defined as the weighted-average of the sales prices of the forward sales contracts.
o        The peak season inventory is comprised of segregated NGL volumes that are expected to be sold outside of the current summer-winter season and is valued at the lower of average cost or market, with "market"
         being determined by spot-market related prices. These volumes are generally expected to be sold within the next twelve months, but may be held for longer periods depending on market conditions.
o        Other inventories generally consist of segregated NGL volumes set aside for possible short-term use as fuel on an equivalent MMBtu basis. This inventory is carried at the lower of average cost or market, with "market" being determined by spot-market related prices. The volumes associated with this inventory are anticipated to be used and/or sold within the next twelve months.

Due to fluctuating market conditions in the NGL, natural gas and petrochemical industry, we occasionally recognize lower of average cost or market adjustments when the cost of our inventories exceed their net realizable value. These non-cash adjustments are charged to operating costs and expenses in the period they are recognized and affect our segment operating results in the following manner:

o        NGL inventory write downs are recorded as a cost of the Processing segment's merchant activities;
o        Natural gas inventory write downs are recorded as a cost of the Pipeline segment's Acadian Gas operations; and

o        Petrochemical inventory write downs are recorded as a cost of the Fractionation segment's propylene fractionation business.

For the second quarter of 2002, we recognized an adjustment of $4.5 million to write down NGL inventories to their net realizable value. For the second quarter of 2001, we recorded $25.8 million of such write downs:$19.4 million against NGL inventories, $4.9 million against natural gas inventories and $1.5 million against petrochemical inventories.

For the first six months of 2002, we recognized $4.6 million in NGL inventory write downs. For the same six month period in 2001, we recorded $27.8 million in lower of average cost or market write downs. The 2001 adjustments were $21.4 million against NGL inventories, $4.9 million against natural gas inventories and $1.5 million against petrochemical inventories. To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory value adjustments are mitigated (or in some cases, reversed). See Note 11 for a description of our commodity hedging activities.

4. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation are as follows:

                                                     Estimated
                                                    Useful Life            June 30,        December 31,
                                                     in Years                2002              2001
                                                   ---------------------------------------------------
Plants and pipelines                                   5-35              $1,626,739        $1,398,843
Underground and other storage facilities               5-35                 241,806           127,900
Transportation equipment                               3-35                   3,952             3,736
Land                                                                         20,014            15,517
Construction in progress                                                     44,003            98,844
                                                                 -------------------------------------
Total                                                                     1,936,514         1,644,840
Less accumulated depreciation                                               365,943           338,050
                                                                 -------------------------------------
Property, plant and equipment, net                                       $1,570,571        $1,306,790
                                                                 =====================================

Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the asset's estimated useful life. Maintenance, repairs and minor renewals are charged to operations as incurred. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts, and any gain or loss on disposition is included in income.

Additions and improvements to and major renewals of existing assets are capitalized and depreciated using the straight-line method over the estimated useful life of the new equipment or modifications. These expenditures result in a long-term benefit to the Company. We generally classify improvements and major renewals of existing assets as sustaining capital expenditures and all other capital spending (on existing and new assets) as expansion capital expenditures.

Depreciation expense for the three months ended June 30, 2002 and 2001 was $13.8 million and $11.0 million, respectively. For the six months ended June 30, 2002 and 2001, it was $27.9 million and $20.3 million, respectively.

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES

We own interests in a number of related businesses that are accounted for under the equity or cost method. The investments in and advances to these unconsolidated affiliates are grouped according the operating segment to which they relate. For a general discussion of our operating segments, see Note 12.

We acquired three equity method unconsolidated affiliates as part of our acquisition of Diamond-Koch's propylene fractionation business (see Note 2). We purchased an aggregate 50% interest in La Porte Pipeline Company, L.P.
and La Porte Pipeline GP, L.L.C. (collectively, "La Porte") which together own a private polymer grade propylene pipeline extending from Mont Belvieu to La Porte, Texas. In addition, we acquired 50% of the outstanding capital stock of Olefins Terminal Corporation ("OTC") which owns a polymer grade propylene storage facility and related dock infrastructure (located on the Houston Ship Channel) for loading waterborne propylene vessels. Both the La
Porte and OTC investments are considered an integral part of our Mont Belvieu III propylene fractionation operations. These investments are classified as part of our Fractionation operating segment.

The following table shows the aggregate amount of investments in and advances to (and our ownership percentages
in) unconsolidated affiliates at June 30, 2002 and December 31, 2001:

                                                Ownership               June 30,          December 31,
                                               Percentage                 2002                2001
                                             --------------------------------------------------------
Accounted for on equity basis:
     Fractionation:
        BRF                                      32.25%                 $ 28,687            $ 29,417
        BRPC                                     30.00%                   18,197              18,841
        Promix                                   33.33%                   43,513              45,071
        La Porte                                 50.00%                    5,814
        OTC                                      50.00%                    1,818
     Pipeline:
        EPIK                                     50.00%                   14,375              14,280
        Wilprise                                 37.35%                    8,663               8,834
        Tri-States                               33.33%                   26,448              26,734
        Belle Rose                               41.67%                   11,211              11,624
        Dixie                                    19.88%                   37,284              37,558
        Starfish                                 50.00%                   23,777              25,352
        Neptune                                  25.67%                   77,226              76,880
        Nemo                                     33.92%                   12,211              12,189
        Evangeline                               49.50%                    2,657               2,578
     Octane Enhancement:
        BEF                                      33.33%                   58,189              55,843
Accounted for on cost basis:
     Processing:
        VESCO                                    13.10%                   33,000              33,000
                                                             ----------------------------------------
     Total                                                              $403,070            $398,201
                                                             ========================================

The following table shows equity in income (loss) of unconsolidated affiliates for the three and six months ended
June 30, 2002 and 2001:

                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                        Ownership             -----------------------------------------------------------
                                        Percentage             2002             2001             2002             2001
                                    -------------------------------------------------------------------------------------
Fractionation:
      BRF                                32.25%                 $743           $   42          $ 1,292          $    60
      BRPC                               30.00%                  278              252              527              404
      Promix                             33.33%                  996            1,396            2,039            1,789
      La Porte                           50.00%                 (173)                             (265)
      OTC                                50.00%                  128                                18
Pipelines:
      EPIK                               50.00%                  (54)            (172)           1,629           (1,094)
      Wilprise                           37.35%                  320               85              467             (137)
      Tri-States                         33.33%                  365              135              834              100
      Belle Rose                         41.67%                   40               29              114              (60)
      Dixie                              19.88%                 (156)              69              561              960
      Starfish                           50.00%                  973            1,022            1,785            1,973
      Ocean Breeze                       25.67%                    -               12                -               14
      Neptune                            25.67%                  682            1,095            1,460            1,789
      Nemo                               33.92%                   44                1               22               10
      Evangeline                         49.50%                    5             (149)             (71)            (149)
Octane Enhancement:
      BEF                                33.33%                2,877            5,233            5,883            5,402
                                                     --------------------------------------------------------------------
      Total                                                   $7,068           $9,050          $16,295          $11,061
                                                     ====================================================================

Our initial investment in Promix, La Porte, Dixie, Neptune and Nemo exceeded our share of the historical cost of the underlying net assets of such entities ("excess cost"). The excess cost of these investments is reflected in our investments in and advances to unconsolidated affiliates for these entities. The excess cost amounts related to Promix, La Porte and Nemo are attributable to the tangible plant and pipeline assets of each entity, the excess cost of which is amortized against equity earnings from these entities in a manner similar to depreciation. The excess cost of Dixie includes amounts attributable to both goodwill and tangible pipeline assets, with that portion assigned to the pipeline assets being amortized in a manner similar to depreciation. The goodwill inherent in Dixie's excess cost is subject to periodic impairment testing and is not amortized. The following table summarizes our excess cost information:

                                                                                             Amortization
                                                               Unamortized balance at         Charged to
                                              Initial     --------------------------------  Equity Earnings
                                              Excess      June 30,       December 31,           during        Amortization
                                               Cost         2002             2001                2002            Period
                                       ---------------------------------------------------------------------------------------
Fractionation segment:
    Promix                                     $7,955       $6,794           $7,083              $199           20 years
    La Porte                                      873          855             n/a                 18           35 years
Pipelines segment:
    Dixie
     Attributable to pipeline assets           28,448       26,480           26,887               406           35 years
     Goodwill                                   9,246        8,827            8,827               n/a              n/a
    Neptune                                    12,768       12,221           12,404               182           35 years
    Nemo                                          727          708              718                10           35 years

The following tables presents summarized income statement information for our unconsolidated investments accounted for under the equity method (for the periods indicated on a 100% basis).

                                                  Summarized Income Statement Data for the Three Months Ended
                          -------------------------------------------------------------------------------------------------
                                             June 30, 2002                                     June 30, 2001
                          -----------------------------------------------  ------------------------------------------------

                                                 Operating          Net                            Operating          Net
                                  Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Fractionation:
       BRF                      $  5,750        $ 2,295         $ 2,305          $  3,802         $   265         $   294
       BRPC                        3,150            923             930             3,400             793             842
       Promix                     10,819          3,274           3,285            12,340           4,447           4,487
       La Porte                                    (301)           (306)
       OTC                         1,421            302             258
Pipeline:
       EPIK                        1,577           (117)           (109)              792            (375)           (348)
       Wilprise                    1,033            855             857               494             224             227
       Tri-States                  3,680          1,088           1,097             2,321             388             403
       Belle Rose                    433             95              96               407              13              21
       Dixie                       6,270         (1,853)         (1,191)            8,799           2,001           1,124
       Starfish                    6,714          2,169           1,943             7,051           2,571           2,299
       Ocean Breeze                                                                    53              39              39
       Neptune                     6,926          2,046           2,338             9,362           5,223           5,195
       Nemo                          887            114             118                               (27)              2
       Evangeline                 35,551          1,030               9            47,609           1,010            (144)
Octane Enhancement:
       BEF                        58,132          8,570           8,628            76,054          15,509          15,700
                          -----------------------------------------------  ------------------------------------------------
       Total                    $142,343        $20,490         $20,258          $172,484         $32,081         $30,141
                          ===============================================  ================================================

                                                 Summarized Income Statement Data for the Six Months Ended
                          -------------------------------------------------------------------------------------------------
                                              June 30, 2002                                     June 30, 2001
                          -----------------------------------------------  ------------------------------------------------
                                                Operating          Net                            Operating          Net
                                 Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Fractionation:
       BRF                      $ 10,355        $ 3,960         $ 4,007           $  7,825        $   300         $   350
       BRPC                        6,102          1,742           1,758              6,833          1,232           1,347
       Promix                     20,683          6,683           6,713             21,343          5,888           5,964
       La Porte                        -           (535)           (541)
       OTC                         1,792            109              37
Pipeline:
       EPIK                        9,849          3,237           3,257              1,967         (1,782)         (1,725)
       Wilprise                    1,804          1,248           1,251                893           (378)           (367)
       Tri-States                  6,780          2,490           2,503              3,953            262             299
       Belle Rose                    941            271             273                554           (205)           (192)
       Dixie                      21,398          5,552           3,331             24,036          8,301           4,829
       Starfish                   13,143          4,105           3,569             13,467          4,390           3,916
       Ocean Breeze                    -              -               -                 87             87              65
       Neptune                    14,629          5,561           5,645             16,747          8,648           8,581
       Nemo                        1,282             40              48                               (42)             36
       Evangeline                 61,060          1,880            (170)            47,609          1,010            (144)
Octane Enhancement:
       BEF                       106,061         17,548          17,648            113,918         15,922          16,207
                          -----------------------------------------------  ------------------------------------------------
       Total                    $275,879        $53,891         $49,329           $259,232        $43,633         $39,166
                          ===============================================  ================================================

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142,
"Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 was effective for our fiscal year that began January 1, 2002 for all goodwill and other intangible assets recognized in our consolidated balance sheet at that date, regardless of when those assets were initially recognized.

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition. In accordance with SFAS No. 141, we reclassified the MBA goodwill to a separate line item on our consolidated balance sheet apart from the Shell contract. Based upon SFAS No. 142, the value of the Shell natural gas processing agreement will continue to be amortized over its remaining contract term of approximately 18 years; however, amortization of the MBA goodwill will cease. The MBA goodwill will be subject to periodic impairment testing in accordance with SFAS No. 142 due to its indefinite life. For additional information regarding our intangible assets and goodwill (including additions to both classes of assets as a result of the Diamond-Koch acquisitions), see Note 7.

In accordance with the transition provisions of SFAS No. 142, we have completed an impairment review of the December 31, 2001 MBA goodwill balance. Professionals in the business valuation industry were consulted regarding the assumptions and techniques used in our analysis. As a result of this review, no impairment loss was indicated. Any subsequent impairment losses stemming from future goodwill impairment studies will be reflected as a component of operating income in the Statements of Consolidated Operations.

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement
Obligations", in June 2001. This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for our fiscal year beginning January 1, 2003. We are evaluating the provisions of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".
This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. We adopted this statement effective January 1, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS
No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "SFAS No. 146 replaces
Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. This statement is effective for our fiscal year beginning January 1, 2003. We are evaluating the provisions of this statement.

7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets

Our recorded intangible assets are comprised of the estimated values assigned to contract rights we own arising from agreements with customers. According to SFAS No. 141, a contract-based intangible asset with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. It is based on an analysis of all pertinent factors including (a) the expected use of the asset by the entity, (b) the expected useful life of related assets (i.e., fractionation facility, storage well, etc.), (c) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (d) the effects of obsolescence, demand, competition, and other economic factors and (e) the level of maintenance required to obtain the expected future cash flows.

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

At June 30, 2002, our intangible assets consisted of the Shell natural gas processing agreement that we acquired as part of the TNGL acquisition in August 1999 and certain propylene fractionation and storage contracts we acquired in connection with the Diamond-Koch acquisitions in January and February 2002. The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over its remaining contract term
(currently $11.1 million annually from 2002 through 2019). At June 30, 2002, the unamortized value of the Shell contract was $188.8 million.

The value of the propylene fractionation and storage contracts acquired from Diamond-Koch is being amortized on a straight-line basis over the economic life of the assets to which they relate, which is currently estimated at 35 years. Although the majority of these contracts have terms of one to two years, we have assumed that our relationship with these customers will extend beyond the contractually-stated term primarily based on historically low customer contract turnover rates within these operations. At June 30, 2002, the unamortized value of these contracts was $60.4 million.

Goodwill

At June 30, 2002, the value of goodwill was $81.5 million. Our goodwill is attributable to the excess of the purchase price over the fair value of assets acquired and is comprised of the following (values as of June 30,
2002):

o        $73.7 million associated with the purchase of propylene fractionation assets from Diamond-Koch in
         February 2002; and,
o        $7.8 million related to the July 1999 purchase of Kinder Morgan's ownership interest in MBA which in turn owned an interest in our Mont Belvieu NGL fractionation facility.

Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized. Instead, we periodically review the reporting units to which the goodwill amounts relate for indications of possible impairment. If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, will be calculated and compared to its combined book value. Our goodwill amounts are classified as part of the Fractionation segment since they are related to assets recorded in this operating segment.

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

Pro Forma impact of discontinuation of amortization of goodwill

The following table discloses the unaudited pro forma impact on earnings of discontinuing amortization of the MBA goodwill (for the three and six months ended June 30, 2001).

                                                            Three Months           Six Months
                                                           Ended June 30,        Ended June 30,
                                                                2001                  2001
                                                   ---------------------------------------------
Reported net income                                           $93,393               $146,309
Discontinue goodwill amortization                                 111                    222
                                                   ---------------------------------------------
Adjusted net income                                           $93,504               $146,531
                                                   =============================================

8. DEBT OBLIGATIONS

Our debt consisted of the following at:

                                                                                    June 30,          December 31,
                                                                                      2002               2001
                                                                            ---------------------------------------
Borrowings under:
     Senior Notes A, 8.25% fixed rate, due March 2005                                $350,000            $350,000
     MBFC Loan, 8.70% fixed rate, due March 2010                                       54,000              54,000
     Senior Notes B, 7.50% fixed rate, due February 2011                              450,000             450,000
     Multi-Year Credit Facility, due November 2005                                    230,000
     364-Day Credit Facility, due November 2002 (a)                                   138,000
                                                                            ---------------------------------------
            Total principal amount                                                  1,222,000             854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               1,895               1,653
Less unamortized discount on:
     Senior Notes A                                                                       (99)               (117)
     Senior Notes B                                                                      (244)               (258)
Less current maturities of debt                                                             -                   -
                                                                            ---------------------------------------
            Long-term debt                                                         $1,223,552            $855,278
                                                                            =======================================

(a) Under the terms of this facility, the Operating Partnership has the option to convert this facility into a term loan due November 15, 2003. Management intends to refinance this obligation with a similar obligation at or before maturity.

The above table does not reflect the $1.26 billion in debt we incurred on July 31, 2002 in connection with the
Mapletree and E-Oaktree acquisitions (see Note 13 for information regarding this subsequent event).

At June 30, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Credit
Facility of which $9.4 million was outstanding.

Enterprise Products Partners L.P. acts as guarantor of certain of our debt obligations. This parent-subsidiary guaranty provision exists under our Senior Notes, MBFC Loan, Multi-Year and 364-Day Credit Facility.

In April 2002, we increased the amount that we can borrow under the Multi-Year Credit Facility by $20 million and the 364-Day Credit Facility by $80 million, up to an amount not exceeding $500 million in the aggregate for both facilities. At June 30, 2002, we had borrowed a total of $368 million under these two facilities.

The indentures under which the Senior Notes and the MBFC Loan were issued contain various restrictive covenants. We were in compliance with these covenants at June 30, 2002.

On April 24, 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were amended to allow for the commodity hedging losses we incurred during the first four months of 2002. As defined within the second amendment to each of these loan agreements, the changes included allowing us to exclude from the calculation of
Consolidated EBITDA up to $50 million in losses resulting from hedging NGLs that utilized natural gas-based financial instruments entered into on or prior to April 24, 2002. This exclusion applies to our quarterly
Consolidated EBITDA calculations in which the earnings impact of such specific instruments were recognized. This provision allows for $45.1 million to be added back to Consolidated EBITDA for the first quarter of 2002 and $4.9 million to be added back for the second quarter of 2002. Due to the rolling four-quarter nature of the
Consolidated EBITDA calculation, this provision will affect our financial covenants through the first quarter of
2003. In addition, the second amendment temporarily raised the maximum ratio allowed under the Consolidated
Indebtedness to Consolidated EBITDA ratio for the rolling-four quarter period ending September 30, 2002 (this provision was superseded by the third amendment to these loan agreements executed on July 31, 2002, see Note 13 for information regarding this subsequent event).

We were in compliance with the covenants of our Multi-Year and 364-Day revolving credit agreements at June 30,
2002.

9. PARENT'S UNITS ACQUIRED BY TRUST

During the first quarter of 1999, we established the EPOLP 1999 Grantor Trust (the "Trust") to fund potential future obligations under EPCO's long-term incentive plan (through the exercise of Common Unit options granted to directors of the General Partner and EPCO employees who participate in our business). The Common Units of our parent purchased by the Trust are accounted for in a manner similar to treasury stock under the cost method of accounting. At June 30, 2002, the Trust held 427,200 Common Units. The Trust purchased 100,000 Common Units during the first six months of 2002 at a cost of $2.4 million.

The Trust is a party to our parent's Unit Buy-Back Program under which the Trust and our parent can repurchase up to 2.0 million Common Units. The Common Unit purchases made during the first six months of 2002 were under this program. At June 30, 2002, 677,900 Common Units could be repurchased under this program by the Trust or our parent separately or in combination. Purchases made by our parent will be funded by intercompany loans between us and our parent that will be settled on a quarterly basis.

The Unit totals noted above reflect a two-for-one split of our Parent's Units that occurred in May 2002.

10. SUPPLEMENTAL CASHFLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                      Six Months Ended
                                                                          June 30,
                                                        -------------------------------------
                                                                   2002              2001
                                                        -------------------------------------
(Increase) decrease in:
      Accounts and notes receivable                              $(34,188)         $ 96,064
      Inventories                                                 (78,843)              522
      Prepaid and other current assets                              9,599           (10,843)
      Other assets                                                 (3,436)             (118)
Increase (decrease) in:
      Accounts payable                                              3,989           (55,682)
      Accrued gas payable                                          70,447           (78,008)
      Accrued expenses                                             (9,272)          (10,550)
      Accrued interest                                                374            14,546
      Other current liabilities                                    (4,219)           13,271
      Other liabilities                                              (142)              187
                                                        -------------------------------------
Net effect of changes in operating accounts                      $(45,691)         $(30,611)
                                                        =====================================

During the first six months of 2002, we completed $394.8 million in business acquisitions of which the purchase price allocations of each affected various balance sheet accounts. See Note 2 for information regarding the allocation of the purchase price for these acquisitions.

The $32.5 million purchase price obligation of the Toca Western facilities will not be paid until September
2002. This amount was accrued as additional property, plant and equipment with the offsetting payable amount recorded under other current liabilities.

We record various financial instruments relating to commodity positions and interest rate swaps at their respective fair values using mark-to-market accounting. For the six months ended June 30, 2002, we recognized a net $19.7 million in non-cash changes related to decreases in the fair value of these financial instruments,

primarily in our commodity financial instruments portfolio. For the six months ended June 30, 2001, we recognized a net $55.9 million in non-cash mark-to-market income from our financial instruments portfolio.

Cash and cash equivalents at June 30, 2002, per the Statements of Consolidated Cash Flows, excludes $5.0 million of restricted cash. This restricted cash represents amounts held by a brokerage firm as margin deposits associated with our financial instruments portfolio and for physical purchase transactions made on the NYMEX exchange.

11. FINANCIAL INSTRUMENTS

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

We have adopted a financial commodity and commercial policy to manage our exposure to the risks of our natural gas and NGL businesses. The objective of these policies is to assist us in achieving our profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner. Under these policies, we enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to our commodity positions on both a short-term
(less than one month) and long-term basis, generally not to exceed 24 months. The General Partner oversees our hedging strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policies (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policies.

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

We recognized a loss of $50.9 million in the first six months of 2002 from our commodity hedging activities, of which $45.1 million was attributable to the first quarter of 2002. These losses are treated as an increase in operating costs and expenses in our Statements of Consolidated Operations. Of this amount, $31.9 million has been realized (e.g., paid out to counterparties). The remaining $19.0 million represents the negative change in value of the open positions between December 31, 2001 and June 30, 2002 (based on market prices at those dates). The market value of our open positions at June 30, 2002 was $11.1 million payable (a loss).

For the first six months of 2001, we recognized income of $70.3 million from these activities of which $5.6 million was recorded in the first quarter and $64.7 million in the second quarter. Of the $70.3 million recorded for the first six months of 2001, $52.4 million was attributable to the market value of open positions at June
30, 2001.

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

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our requirements. At June 30, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending through March 2010. Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate. If it elects to do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.8 million during the first six months of 2002 from our interest rate swaps that is treated as a reduction of interest expense ($0.7 million recorded in the second quarter of 2002). The fair value of the interest rate swap at June 30, 2002 was a receivable of $3.1 million. We recognized income of $5.5 million during the first six months of 2001 from interest rate swaps. The benefit recorded in 2001 was primarily due to the election of a counterparty to not terminate its interest rate swap in the first quarter of 2001.

12. SEGMENT INFORMATION

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

We have five reportable operating segments: Pipelines, Fractionation, Processing, Octane Enhancement and Other. The
reportable segments are generally organized according to the type of services rendered (or process employed) and products produced and/or sold, as applicable. The segments are regularly evaluated by the Chief Executive Officer of the General Partner. Pipelines consists of both liquids and natural gas pipeline systems, storage and import/export terminal services. Fractionation primarily includes NGL fractionation, isomerization, and polymer grade propylene fractionation services. Processing includes the natural gas processing business and its related merchant activities. Octane Enhancement represents our equity interest in BEF, a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The Other operating segment consists of fee-based marketing services and other plant support functions.

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

Gross operating margin by segment includes intersegment and intrasegment revenues (offset by corresponding intersegment and intrasegment expenses within the segments), which are generally based on transactions made at market-related rates. Our intersegment and intrasegment activities include, but are not limited to, the following types of transactions:

o        NGL fractionation revenues from separating our NGL raw-make inventories into distinct NGL products using our fractionation plants for our merchant activities group (an intersegment revenue of Fractionation offset by an intersegment expense of Processing);
o        liquids pipeline revenues from transporting our merchant volumes from the gas processing plants on our pipelines to our NGL fractionation facilities (an intersegment revenue of Pipelines offset by an intersegment expense of Processing); and,
o        the sale of our NGL equity production extracted by our gas processing plants to our merchant activities group (an intrasegment revenue of Processing offset by an intrasegment expense of Processing).

Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries, after elimination of all material intercompany (both intersegment and intrasegment) accounts and transactions.

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

Our revenues are derived from a wide customer base. All consolidated revenues were earned in the United States. Our operations are centered along the Texas, Louisiana and Mississippi Gulf Coast areas. See Note 13 regarding an expansion of our business activities into certain regions of the central and western United States.

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

A reconciliation of segment gross operating margin to consolidated income before minority interest follows:

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                         ---------------------------------------------------------------------
                                                                   2002             2001             2002             2001
                                                         ---------------------------------------------------------------------
Total segment gross operating margin                             $66,938         $131,255          $93,351          $204,148
    Depreciation and amortization                                (16,962)         (11,793)         (34,199)          (21,822)
    Retained lease expense, net                                   (2,273)          (2,660)          (4,578)           (5,320)
    (Gain) loss on sale of assets                                      1                6              (12)              387
    Selling, general and administrative                           (7,815)          (8,418)         (15,601)          (14,586)
                                                         ---------------------------------------------------------------------
Consolidated operating income                                     39,889          108,390           38,961           162,807
    Interest expense                                             (19,032)         (16,331)         (37,545)          (23,318)
    Interest income from unconsolidated affiliate                     62                3               92                15
    Dividend income from unconsolidated affiliates                 1,242                             2,196             1,632
    Interest income - other                                          384            1,626            1,820             5,771
    Other, net                                                       (65)            (251)            (142)             (531)
                                                         ---------------------------------------------------------------------
Consolidated income before minority interest                     $22,480         $ 93,437          $ 5,382          $146,376
                                                         =====================================================================

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                        Operating Segments
                                    ----------------------------------------------------------------      Adjs.
                                                                               Octane                      and        Consol.
                                    Fractionation  Pipelines   Processing    Enhancement     Other        Elims.      Totals
                                    ----------------------------------------------------------------------------------------
Revenues from
   External customers:
    Three months ended June 30, 2002    $169,345    $138,589    $477,941                     $382                    $786,257
    Three months ended June 30, 2001      86,566     178,958     693,242                      631                     959,397
    Six months ended June 30, 2002       278,767     237,670     930,975                      899                   1,448,311
    Six months ended June 30, 2001       176,245     186,145   1,432,011                    1,311                   1,795,712

Intersegment and intrasegment
   Revenues:
    Three months ended June 30, 2002      56,103      25,578     140,969                      102      $(222,752)
    Three months ended June 30, 2001      44,133      24,631     131,657                       96       (200,517)
    Six months ended June 30, 2002        89,500      50,088     267,229                      202       (407,019)
    Six months ended June 30, 2001        85,785      45,410     241,966                      191       (373,352)

Equity income in
   unconsolidated affiliates:
    Three months ended June 30, 2002       1,973       2,219                    $2,876                                  7,068
    Three months ended June 30, 2001       1,692       2,125                     5,233                                  9,050
    Six months ended June 30, 2002         3,612       6,801                     5,882                                 16,295
    Six months ended June 30, 2001         2,253       3,406                     5,402                                 11,061

Total revenues:
    Three months ended June 30, 2002     227,421     166,386     618,910         2,876         484      (222,752)     793,325
    Three months ended June 30, 2001     132,391     205,714     824,899         5,233         727      (200,517)     968,447
    Six months ended June 30, 2002       371,879     294,559   1,198,204         5,882       1,101      (407,019)   1,464,606
    Six months ended June 30, 2001       264,283     234,961   1,673,977         5,402       1,502      (373,352)   1,806,773

Total gross operating margin
   by segment:
    Three months ended June 30, 2002      33,853      32,190      (1,182)        2,876        (799)                    66,938
    Three months ended June 30, 2001      32,803      24,696      68,112         5,233         411                    131,255
    Six months ended June 30, 2002        58,230      64,858     (34,558)        5,882      (1,061)                    93,351
    Six months ended June 30, 2001        58,471      42,819      96,510         5,402         946                    204,148

Segment assets:
    At June 30, 2002                     470,249     918,052     129,028                     9,239        44,003    1,570,571
    At December 31, 2001                 357,122     717,348     124,555                     8,921        98,844    1,306,790

Investments in and advances
   to unconsolidated affiliates:
    At June 30, 2002                      98,029     213,852      33,000        58,189                                403,070
    At December 31, 2001                  93,329     216,029      33,000        55,843                                398,201

Intangible Assets:
    At June 30, 2002                      52,369       8,011     188,842                                              249,222
    At December 31, 2001                   7,857                 194,369                                              202,226

Goodwill:
    At June 30, 2002                      81,543                                                                       81,543

Total revenues for the second quarter of 2002 were lower than those of the second quarter of 2001 primarily due to a decline in NGL product prices between the two periods. The same can be said for the difference between the first six months of 2002 compared to the same period in 2001. Total gross operating margin for the second quarter of 2002 decreased $64.3 million from the second quarter of 2001 primarily due to the 2001 period including $64.7 million of commodity hedging income in the Processing segment that was not repeated in the 2002 period. For the first six months of 2002, gross operating margin decreased $110.8 million compared to the first six months of
2001. The year-to-date decline in gross operating margin is primarily due to the 2002 period including $50.9 million in commodity hedging losses versus the 2001 period including $70.3 million in commodity hedging income
(together accounting for $121.2 million of the year-to-date difference in gross operating margin). The $121.2 million difference in commodity hedging results is primarily reflected in the Processing segment.

Since January 1, 2002, segment assets have increased $263.8 million. The increase is primarily due to the
Diamond-Koch acquisitions completed during the first quarter of 2002 and the Toca Western acquisition in June
2002 (see Note 2). Intangible assets increased $47.0 million since January 1, 2002 primarily the result of the contract-based intangible assets we acquired from Diamond-Koch (see Note 7). Goodwill was $81.5 million at June
30, 2002 due to the goodwill we added as a result of the Diamond-Koch acquisition and the reclassification of the goodwill associated with the 1999 MBA acquisition (see Note 7).

13. SUBSEQUENT EVENTS

Purchase of Interests in Mapletree and E-Oaktree

On August 1, 2002, we announced the purchase of equity interests in affiliates of Williams, which in turn, own controlling interests in Mid-America Pipeline Company, LLC (formerly Mid-America Pipeline Company) and Seminole
Pipeline Company. The purchase price of the acquisition was approximately $1.2 billion (subject to certain post-closing purchase price adjustments). The effective date of the acquisition was July 31, 2002.

The acquisitions include a 98% ownership interest in Mapletree, LLC ("Mapletree"), owner of a 100% interest in
Mid-America Pipeline Company, LLC and certain propane terminals and storage facilities. The Mid-America pipeline is a major NGL pipeline system consisting of three NGL pipelines, with 7,226 miles of pipeline, and average transportation volumes of approximately 850 MBPD. Mid-America's 2,548-mile Rocky Mountain system transports mixed
NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to Hobbs, Texas. Its 2,740-mile Conway North segment links the large NGL hub at Conway, Kansas to the upper Midwest; its 1,938 mile Conway South system connects the Conway hub with Kansas refineries and transports mixed NGLs from Conway, Kansas to Hobbs, Texas.

We also acquired a 98% ownership interest in E-Oaktree, LLC, owner of an 80% equity interest in Seminole Pipeline
Company. The Seminole pipeline consists of a 1,281-mile NGL pipeline, with an average transportation volume of approximately 260 MBPD. This pipeline transports mixed NGLs and NGL products from Hobbs, Texas and the Permian
Basin to Mont Belvieu, Texas.

The post-closing purchase price adjustments of the Mapletree and E-Oaktree acquisitions are expected to be completed during the fourth quarter of 2002. These acquisitions do not require any material governmental approvals.

These acquisitions were funded by a $1.2 billion senior unsecured 364-day term loan entered into by the Operating
Partnership on July 31, 2002. The lenders under this facility are Wachovia Bank, National Association; Lehman
Brothers Bank, FSB; Lehman Commercial Paper Inc. and Royal Bank of Canada. As defined within the credit agreement, the loan will generally bear interest at either (i) the greater of (a) the Prime Rate or (b) the Federal Funds
Effective Rate plus one-half percent or (ii) a Eurodollar rate, with any rate in effect being increased by an appropriate applicable margin. The credit agreement contains various affirmative and negative covenants applicable to the Operating Partnership similar to those required under our Multi-Year and 364-Day Credit
Facility agreements. The $1.2 billion term loan is guaranteed by Enterprise Products Partners L.P. through an unsecured guarantee. The loan will be repaid as follows:$150 million due on December 31, 2002, $450 million on
March 31, 2003 and $600 million on July 30, 2003.

On August 1, 2002, Seminole Pipeline Company had $60 million in senior unsecured notes due in December 2005. The principal amount of these notes amortize by $15 million each December 1 through 2005. In accordance with GAAP, this debt will be consolidated on our balance sheet because of our 98% controlling interest in E-Oaktree, LLC, which owns 80% of Seminole Pipeline Company.

Third Amendment to our Multi-Year and 364-Day Credit Facilities

On July 31, 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were further amended to allow for increased financial flexibility in light of the Mapletree and E-Oaktree acquisitions. As defined within the third amendment to each of these loan agreements, the maximum ratio of Consolidated Indebtedness to Consolidated
EBITDA allowed by our lenders was increased as follows from that noted in the second amendment issued in April
2002:

                           Changes made to the
          Consolidated Indebtedness to Consolidated EBITDA Ratio
---------------------------------------------------------------------------
                                           Maximum Ratio Allowed
                                 ------------------------------------------
      Calculation made for          Old provisions       New provisions
    the rolling four-quarter          under 2nd            under 3rd
         period ending                Amendment            Amendment
---------------------------------------------------------------------------
September 30, 2002                   4.50 to 1.0          6.00 to 1.0
December 31, 2002                    4.00 to 1.0          5.25 to 1.0
March 31, 2003                       4.00 to 1.0          5.25 to 1.0
June 30, 2003                        4.00 to 1.0          4.50 to 1.0
September 30, 2003 and               4.00 to 1.0          4.00 to 1.0
 for each rolling-four
 quarter period thereafter

In addition, the negative covenant on Indebtedness (as defined within the Multi-Year and 364-Day credit agreements) was amended to permit the Seminole Pipeline Company indebtedness assumed in connection with the acquisition of E-Oaktree.

                    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                         AND RESULTS OF OPERATIONS.

                           For the interim periods ended June 30, 2002 and 2001.

Enterprise Products Partners L.P. is a publicly-traded master limited partnership (NYSE, symbol "EPD") that conducts substantially all of its business through its 98.9899% owned subsidiary, Enterprise Products Operating
L.P. (the "Operating Partnership"), the Operating Partnership's subsidiaries, and a number of investments with industry partners. Since the Operating Partnership owns substantially all of Enterprise Products Partners L.P.'s consolidated assets and conducts substantially all of its business and operations, the information set forth herein constitutes combined information for the two registrants. Unless the context requires otherwise, references to "we", "us", "our" or the "Company" are intended to mean the consolidated business and operations of Enterprise
Products Partners L.P., which includes Enterprise Products Operating L.P. and its subsidiaries.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto of the Company and Operating Partnership included in Part I of this report on Form
10-Q.

CEO and CFO certification of our SEC filings

Certification required under SEC Order No. 4-460.On June 28, 2002, the SEC requested that the CEO and CFO of 947 publicly-traded companies (with fiscal 2001 revenues in excess of $1.2 billion) file sworn written statements that their most recent reports filed with the SEC are materially truthful and complete or explain why such a statement would be incorrect. Enterprise Products Partners L.P. was included on this list. On August 9,
2002, we forwarded to the SEC sworn written statements by O.S. Andras (the CEO of our General Partner) and
Michael A. Creel (the CFO of our General Partner) attesting that, to the best of their knowledge, all of our SEC filings made since January 1, 2002 (and through August 9, 2002) have been materially truthful and complete. These filings include our fiscal 2001 Form 10-K, our first quarter of 2002 Form 10-Q and our reports on Form 8-K filed during that period. In addition to the actual sworn statements forwarded to the SEC, we electronically filed these documents on Form 8-K under Item 9 on August 12, 2002. Once the actual sworn statements have been scanned and electronically processed, the SEC will post them and the date of receipt on their website for public viewing.
The SEC's website is www.sec.gov. In addition, we are required to post these certifications on our website, www.eprod.com.

Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002. On July 30, 2002, George W.
Bush, President of the United States, signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). Section 906 of
the Act requires that each periodic report containing financial statements filed by a registrant with the SEC pursuant to Section 13(a) and 15(d) of the Securites Exchange Act of 1934 (the "1934 Act") on or after July 20,
2002 must be accompanied by a written statement by the issuer's CEO and CFO. That statement must certify that such report fully complies with the requirements of Sections 13(a) and 15(d) of the 1934 Act and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant. This certification is in addition to those documents required under SEC Order
No. 4-460.

The Sarbanes-Oxley certification begins with this report on Form 10-Q for both of our registrants: Enterprise
Products Partners L.P. and Enterprise Products Operating L.P. On August 13, 2002, we filed with the SEC, as correspondence accompanying this report on Form 10-Q, the required certifications by Mr. Andras and Mr. Creel.

General

Our Company was formed in April 1998 to acquire, own and operate all of the natural gas liquid ("NGL") processing and distribution assets of Enterprise Products Company ("EPCO"). We are a leading North American provider of a wide range of midstream energy services to our customers located in the central and western United States and
Gulf Coast. Our services include the:

o        gathering, transmission and storage of natural gas from both onshore and offshore Louisiana developments;
o        purchase and sale of natural gas in south Louisiana;
o        processing of natural gas into a saleable and transportable product that meets industry quality specifications by removing NGLs and impurities;
o        fractionation of mixed NGLs produced as by-products of oil and natural gas production into their component purity products: ethane, propane, isobutane, normal butane and natural gasoline;
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
o        storage of NGL and petrochemical products; and,
o        sale of NGL and petrochemical products we produce and/or purchase for resale on a merchant basis.

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

Recent acquisitions and other investments

Purchase of Interests in Mapletree and E-Oaktree. On August 1, 2002, we announced the purchase of equity interests in affiliates of Williams, which in turn, own controlling interests in Mid-America Pipeline Company,
LLC ("Mid-America") and Seminole Pipeline Company ("Seminole"). The purchase price of the acquisition was approximately $1.2 billion (subject to certain post-closing purchase price adjustments). The effective date of the acquisition was July 31, 2002.

The acquisitions include a 98% ownership interest in Mapletree, LLC ("Mapletree"), owner of a 100% interest in
Mid-America Pipeline Company, LLC and certain propane terminals and storage facilities. The Mid-America pipeline is a major NGL pipeline system consisting of three NGL pipelines, with 7,226 miles of pipeline, and average transportation volumes of approximately 850 MBPD. Mid-America's 2,548-mile Rocky Mountain system transports mixed
NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to Hobbs, Texas. Its 2,740-mile Conway North segment links the large NGL hub at Conway, Kansas to the upper Midwest; its 1,938 mile Conway South system connects the Conway hub with Kansas refineries and transports mixed NGLs from Conway, Kansas to Hobbs, Texas.

We also acquired a 98% ownership interest in E-Oaktree, LLC, owner of an 80% equity interest in Seminole Pipeline
Company. The Seminole pipeline consists of a 1,281-mile NGL pipeline, with an average transportation volume of approximately 260 MBPD. This pipeline transports mixed NGLs and NGL products from Hobbs, Texas and the Permian
Basin to Mont Belvieu, Texas.

These pipelines connect our Mont Belvieu and Gulf Coast NGL businesses with all of the major natural gas and NGL supply basins in North America, giving us the ability to provide integrated midstream energy services to the two fastest growing natural gas basins in the United States - the deepwater Gulf of Mexico and the Rocky Mountain
Overthrust.

In order to fund this transaction, the Operating Partnership entered into a $1.2 billion senior unsecured 364-day credit facility. Our plans for permanent financing of this acquisition include the issuance of equity, including partnership equity for institutional investors, and debt in amounts which are consistent with our objective of maintaining our financial flexibility and investment grade balance sheet.

The post-closing purchase price adjustments of the Mapletree and E-Oaktree acquisitions are expected to be completed during the fourth quarter of 2002. These acquisitions do not require any material governmental approvals.

Acquisition of Diamond-Koch's Mont Belvieu storage and propylene fractionation assets. In January 2002, we completed the acquisition of Diamond-Koch's Mont Belvieu storage assets from affiliates of Valero Energy
Corporation and Koch Industries, Inc. for $129.6 million. These facilities include 30 storage wells with a useable capacity of 68 MMBbls and allow for the storage of mixed NGLs, ethane, propane, butanes, natural gasoline and olefins (such as ethylene), polymer grade propylene, chemical grade propylene and refinery grade propylene. With the inclusion of the former D-K facilities we own and operate 95 MMBbls of storage capacity at Mont Belvieu, one of the largest such facilities in the world. In addition, we completed the purchase of Diamond-Koch's 66.7%
interest in a propylene fractionation facility and related assets in February 2002 at a cost of approximately
$239.0 million. Including this purchase, we effectively own 58.3 MBPD of net propylene fractionation capacity in
Mont Belvieu and have access to additional customers at this key industry hub.

Acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator. In April 2002, we executed an agreement with an affiliate of ChevronTexaco to purchase their 12.5% undivided ownership interest in our Mont
Belvieu, Texas NGL fractionator. The purchase price was approximately $8.0 million. The Mont Belvieu facility has a gross NGL fractionation capacity of 210 MBPD of which 26.2 MBPD was ChevronTexaco's net share. ChevronTexaco was required to sell their 12.5% interest in a consent order by the FTC as a condition of approving the merger between Chevron and Texaco. The effective date of the purchase was June 1, 2002.

The other joint owners of the facility (affiliates of Duke Energy Field Services and Burlington Resources Inc.)
have the option to acquire their pro rata share of the ChevronTexaco interest. These preferential purchase rights expire on September 30, 2002. If the other joint owners fully exercise their option to acquire their share of the interest, our ownership interest would increase to approximately 71.4% from 62.5% currently. Should the joint owners decline to exercise their options, we would own 75.0% of the facility. If the other joint owners acquire any portion of their share of the ChevronTexaco interest, our purchase price will be reduced accordingly. We expect to complete this transaction during the third quarter of 2002.

Acquisition of gas processing and NGL fractionator assets from Western Gas Resources, Inc. In June 2002, we executed an agreement to acquire a natural gas processing plant, NGL fractionator and supporting assets
(including contracts) from Western Gas Resources, Inc. for $32.5 million plus certain post-closing purchase price adjustments. The "Toca Western" facilities are located in St. Bernard Parish, Louisiana near our existing Toca natural gas processing plant. The gas processing facility has a capacity of 160 MMcf/d and the NGL fractionator can fractionate up to 14.2 MBPD of NGLs.

This purchase is subject to a preferential purchase right which expires on September 24, 2002 by the other joint owners of our Yscloskey gas processing facility. We are one of the largest owners in the Yscloskey plant with a
28.2% ownership interest. Should any of the other owners exercise their respective right to acquire their pro rata interest in the Toca Western facilities, it would reduce the ownership interest we ultimately acquire and the purchase price we pay. Because of the preferential rights, we expect to close this transaction during the third quarter of 2002.

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

o        Property, plant and equipment. Property, plant and equipment is recorded at cost and is depreciated using the straight-line method over the asset's estimated useful life. Our plants, pipelines and storage facilities have estimated useful lives of five to 35 years. Our miscellaneous transportation equipment have estimated useful lives of three to 35 years. Depreciation is the systematic and rational allocation of an asset's cost, less its residual value (if any), to the periods it benefits. Straight-line depreciation results in depreciation expense being incurred evenly over the life of the asset. The determination of an asset's estimated useful life must take a number of factors into consideration, including technological change, normal depreciation and actual physical usage. If any of these assumptions subsequently change, the estimated useful life of the asset could change and result in an increase or decrease in depreciation expense. Additionally, if we determine that an asset's undepreciated cost may not be recoverable due to economic obsolescence, the business climate, legal or other factors, we would review the asset for impairment and record any necessary reduction in the asset's value as a charge against earnings. At June 30, 2002 and December 31, 2001, the net book value of our property, plant and equipment was $1.6 billion and $1.3 billion, respectively.

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

         Our recorded intangible assets primarily include the estimated value assigned to certain contract-based assets representing the rights we own arising from contractual agreements. According to SFAS No. 141, a contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. It is based on an analysis of all pertinent factors including (a) the expected use of the asset by the entity, (b) the expected useful life of related assets (i.e., fractionation facility, storage well, etc.), (c) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (d)
         the effects of obsolescence, demand, competition, and other economic factors and (e) the level of maintenance required to obtain the expected future cash flows.

         At June 30, 2002, our intangible assets primarily consisted of the Shell natural gas processing agreement that we acquired as a result of the TNGL acquisition in August 1999 and certain propylene fractionation and storage contracts we acquired in connection with our Diamond-Koch acquisitions in
         January and February 2002. The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over its remaining contract term (currently $11.1 million annually from 2002 through 2019). If the economic life of this contract were later determined to be impaired due to negative changes in Shell's natural gas exploration and production activities in the Gulf of Mexico, then we might need to reduce the amortization period of this asset to less than the remaining life of the agreement. Such a change would increase the annual amortization charge at that time. At June 30, 2002, the unamortized value of the Shell contract was $188.8 million.

         The value of the propylene fractionation and storage contracts acquired from Diamond-Koch is being amortized on a straight-line basis over the economic life of the assets to which they relate, which is currently estimated at 35 years. Although the majority of these contracts have terms of one to two years, we have assumed that our relationship with these customers will extend beyond the contractually-stated term primarily based on historical low customer contract turnover rates within these operations. If the economic life of the assets were later determined to be impaired due to negative changes within the industry or otherwise, then we might need to reduce the amortization period of these contract-based assets to less than 35 years. Such a change would increase amortization expense at that time. At June 30, 2002, the unamortized value of these contracts was $60.4 million.

o        Goodwill. At June 30, 2002, the value of goodwill was $81.5 million. Our goodwill is attributable to the excess of the purchase price over the fair value of assets acquired and is comprised of the following (values as of June 30, 2002):

        o        $73.7 million associated with the purchase of propylene fractionation assets from Diamond-Koch in
                 February 2002; and,
        o        $7.8 million related to the July 1999 purchase of Kinder Morgan's ownership interest in MBA which in turn owned an interest in our Mont Belvieu NGL fractionation facility.

         Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized. Instead, goodwill is tested at a reporting unit level annually, and more frequently, if certain circumstances indicate it is more likely than not that the fair value of goodwill is below its carrying amount. If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, is calculated and compared to its combined book value. Currently, all of our goodwill is recorded as part of the Fractionation operating segment (based on the assets to which the goodwill relates).

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

        o        In-kind fractionation arrangements where we process customer mixed NGL volumes for a percentage of the end NGL products in lieu of a cash fee (exclusive to our Norco and Toca Western NGL fractionation facilities);
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
         Typically, we recognize revenue from tolling arrangements once contract services have been performed. At times, the tolling fees we or our affiliates charge for pipeline transportation services are regulated by such governmental agencies as the FERC. A special type of tolling arrangement, an "in-kind" contract, is utilized by various customers at our Norco and Toca Western NGL fractionation facilities. An in-kind processing contract allows us to retain a contractually-determined percentage of NGL products produced for the customer in lieu of a cash tolling fee per gallon. Revenue is recognized from these "in-kind"
         contracts when we sell (at market-related prices) and deliver the fractionated NGLs that we retained.

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

         We have established an allowance for doubtful accounts to cover potential bad debts from customers. Our allowance amount is generally determined as a percentage of revenues for the last twelve months. In addition, we may also increase the allowance account in response to specific identification of customers involved in bankruptcy proceedings and the like. We routinely review our estimates in this area to ascertain that we have recorded ample reserves to cover forecasted losses. If unanticipated financial difficulties were to occur with a significant customer or customers, there is the possibility that the allowance for doubtful accounts would need to be increased to bring the allowance up to an appropriate level based on the new information obtained. Our allowance for doubtful accounts was $21.1 million at
         June 30, 2002 and $20.6 million at December 31, 2001.

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

         For the six months ending June 30, 2002, we recognized losses from our commodity hedging activities of
         $50.9 million. Of this loss, $19.0 million is attributable to the negative change in market value of the commodity hedging portfolio since December 31, 2001 using the mark-to-market method of accounting for our financial instruments. For additional information regarding our use of financial instruments to manage risk and the earnings sensitivity of these instruments to changes in underlying commodity prices, see the Processing segment discussion under "Our results of operations" and Item 3 of this report.

Additional information regarding our financial statements and those of the Operating Partnership can be found in the Notes to Unaudited Consolidated Financial Statements of each entity included elsewhere in this report on
Form 10-Q.

Our results of operations

Revenues, costs and expenses and operating income. The following table shows our consolidated revenues, costs and expenses, and operating income for the three and six month periods ended June 30, 2002 and 2001
(dollars in thousands):

                                    Three Months Ended               Six Months Ended
                                         June 30,                        June 30,
                          ---------------------------------------------------------------
                                   2002            2001            2002           2001
                          ---------------------------------------------------------------
Revenues                         $793,325        $968,447     $1,464,606      $1,806,773
Costs and expenses                753,361         859,376      1,425,746       1,643,285
Operating income                   39,964         109,071         38,860         163,488

Revenues for the three months ended June 30, 2002 declined $175.1 million when compared to the same three-month period in 2001. Revenues for the six months ended June 30, 2002 declined $342.2 million when compared to the same six-month period in 2001. The quarterly and year-to-date decline is primarily due to lower NGL prices which affected revenues from our gas processing business and related merchant activities. This was partially offset by the addition of revenue from businesses we have acquired since June 30, 2001.

Costs and expenses for the three months ended June 30, 2002 decreased $106.0 million when compared to those recorded for the three months ended June 30, 2001. Costs and expenses for the six months ended June 30, 2002 declined $217.5 million when compared to the same period in 2001. The decrease in quarterly and year-to-date costs and expenses is primarily due to lower NGL and natural gas prices (which affected energy-related expenses at our facilities and cost of sales in our merchant activities). This was partially offset by expenses from acquired businesses and a negative change in our commodity hedging results.

Operating income declined $69.1 million quarter-to-quarter and $124.6 million year-to-year primarily the result of the items discussed in the previous two paragraphs, particularly that of the negative change in commodity hedging results. For the three months ended June 30, 2002, we recognized a loss from the commodity hedging activities of our gas processing business of $5.8 million versus income of $64.7 million in the second quarter of
2001 (a $70.5 million negative change between periods). For the six months ended June 30, 2002, we recognized a loss of $50.9 million from these hedging activities as compared to income of $70.3 million during the same period in 2001 (a $121.2 million negative change between periods).

The following table illustrates selected average quarterly prices for natural gas, crude oil, selected NGL products and polymer grade propylene since January 2001:

                                                                                                        Polymer
                            Natural                                            Normal                    Grade
                             Gas,      Crude Oil,    Ethane,      Propane,     Butane,    Isobutane,   Propylene,
                            $/MMBtu     $/barrel     $/gallon     $/gallon    $/gallon     $/gallon     $/pound
                       -----------------------------------------------------------------------------------------
                              (a)         (b)          (a)          (a)          (a)         (a)          (a)
Fiscal 2001:
   First quarter (c)         $7.05       $28.77        $0.49        $0.63       $0.70        $0.74        $0.23
   Second quarter            $4.65       $27.86        $0.37        $0.50       $0.56        $0.66        $0.19
   Third quarter             $2.90       $26.64        $0.27        $0.41       $0.49        $0.49        $0.16
   Fourth quarter            $2.43       $21.04        $0.21        $0.34       $0.40        $0.39        $0.18
Fiscal 2002:
   First quarter             $2.34       $21.41        $0.22        $0.30       $0.38        $0.44        $0.16
   Second quarter            $3.38       $26.26        $0.26        $0.40       $0.48        $0.51        $0.20

----------------------------------------------------------------------------------------------------------------
   (a) Natural gas, NGL and polymer grade propylene prices represent an average of selected index prices
   (b) Crude Oil price is representative of West Texas Intermediate
   (c) Natural gas prices peaked at approximately $10 per MMBtu in January 2001

Gross operating margin. Our management evaluates segment performance based on gross operating margin (or
"margin"). Gross operating margin for each segment represents operating income before depreciation and amortization, lease expense obligations retained by EPCO, gains and losses on the sale of assets and selling, general and administrative expenses. Segment gross operating margin is exclusive of interest expense, interest income amounts, dividend income, minority interest, extraordinary charges and other income and expense transactions.

We have five reportable operating segments: Pipelines, Fractionation, Processing, Octane Enhancement and Other.
Pipelines consists of liquids and natural gas pipeline systems, storage and import/export terminal services.
Fractionation primarily includes NGL fractionation, isomerization and propylene fractionation. Processing includes our natural gas processing business and related merchant activities. Octane Enhancement represents our interest in a facility that produces motor gasoline additives to enhance octane (currently producing MTBE). The
Other operating segment primarily consists of fee-based marketing services.

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

Our gross operating margin amounts by segment (in thousands of dollars) along with a reconciliation to consolidated operating income were as follows for the periods indicated:

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                      ---------------------------------------------------------------------
                                                               2002             2001              2002             2001
                                                      ---------------------------------------------------------------------
Gross operating margin by segment:
     Pipelines                                                $32,190          $ 24,696          $64,858         $ 42,819
     Fractionation                                             33,853            32,803           58,230           58,471
     Processing                                                (1,182)           68,112          (34,558)          96,510
     Octane enhancement                                         2,876             5,233            5,882            5,402
     Other                                                       (799)              411           (1,061)             946
                                                      ---------------------------------------------------------------------
Gross operating margin total                                   66,938           131,255           93,351          204,148
     Depreciation and amortization                             16,962            11,793           34,199           21,822
     Retained lease expense, net                                2,273             2,660            4,578            5,320
     Loss (gain) on sale of assets                                 (1)               (6)              12             (387)
     Selling, general and administrative expenses               7,740             7,737           15,702           13,905
                                                      ---------------------------------------------------------------------
Consolidated operating income                                 $39,964          $109,071          $38,860         $163,488
                                                      =====================================================================

Our significant plant production and other volumetric data were as follows for the periods indicated:

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                        -------------------------------------------------------------------
                                                               2002              2001             2002             2001
                                                       --------------------------------------------------------------------
    MBPD, Net
    ---------
    Major NGL and petrochemical pipelines                        499              519               518              430
    Equity NGL production                                         74               63                78               54
    NGL fractionation                                            237              202               226              184
    Isomerization                                                 86               94                80               82
    Propylene fractionation                                       58               29                55               30
    Octane enhancement                                             6                5                 5                4

    BBtu/d, net
    -----------
    Natural gas pipelines                                      1,300            1,295             1,262            1,263

The following discussions highlight the significant quarterly and year-to-date comparisons in gross operating margin and volumes by operating segment.

         Pipelines

Our Pipelines segment consists of natural gas, NGL and petrochemical liquids transportation and distribution pipelines. Our natural gas pipeline systems provide for the gathering, transmission and storage of natural gas from both onshore and offshore Louisiana developments. Our liquids pipelines transport mixed NGLs and hydrocarbons to NGL fractionation plants and distribute NGL and petrochemical products to petrochemical plants, refineries and propane markets.

Three months ended June 30, 2002 and 2001. Our Pipelines segment posted a near record quarterly gross operating margin of $32.2 million for the second quarter of 2002 compared to $24.7 million for the second quarter of 2001. Net pipeline volumes for the second quarter of 2002 were 841 MBPD compared to 860 MBPD for the same quarter during 2001. These volumes are on an energy equivalent basis where 3.8 MMBtus of natural gas is equivalent to one barrel of NGLs. Of the $7.5 million increase in margin quarter-to-quarter, $6.3 million of the increase is attributable to storage assets we acquired from Diamond-Koch in January 2002. Other factors in the quarter-to-quarter difference are as follows:

o        Margin from our Acadian Gas operations improved $3.4 million quarter-to-quarter primarily due to natural gas inventory value write downs recorded during the second quarter of 2001 that did not recur in the
         2002 period.
o        Our Louisiana Pipeline System posted a $2.4 million increase in margin primarily due to a rise in liquids throughput rates attributable to higher NGL extraction and downstream processing rates between the two quarters.
o        Margin from our Houston Ship Channel NGL import facility and associated HSC pipeline decreased a combined $2.8 million quarter-to-quarter primarily due to a decline in mixed butane import activity.
o        Margin from the Lou-Tex Propylene pipeline declined $1.5 million quarter-to-quarter primarily due to lower pipeline throughput rates during the 2002 period attributable to a decrease in petrochemical production flowing through this system.
o        Our Lou-Tex NGL pipeline system posted a $0.4 million decrease in margin quarter-to-quarter primarily due to downtime and expense associated with repairs and maintenance during the second quarter of 2002.
o        Margin from our Gulf of Mexico natural gas pipelines decreased $0.4 million quarter-to-quarter primarily due to mechanical problems at certain Gulf of Mexico production platforms. These platforms recommenced production in May 2002.

Six months ended June 30, 2002 and 2001. From a year-to-date perspective, our Pipelines segment recognized
$64.9 million in gross operating margin for the first six months of 2002 compared to $42.8 million during the same period in 2001. Net pipeline volumes (on an energy equivalent basis) were 850 MBPD during the 2002 period versus 762 MBPD during the 2001 period. As in the quarter-to-quarter discussion above, the largest factor in the difference in margin between the two periods is the margin contribution from the storage assets we acquired from
Diamond-Koch. For the first six months of 2002, these acquired assets added $8.2 million to the gross operating margin of this segment. Other significant year-to-date differences are as follows:

o        The 2002 period includes six months of Acadian Gas margins whereas the 2001 period includes only three months (we acquired Acadian Gas on April 1, 2002). The additional quarter's worth of margin in the 2002 period accounts for $4.2 million of the overall increase in segment margin. This amount is in addition to the $3.4 million benefit noted above for Acadian Gas in the quarter-to-quarter analysis.
o        Margin from the Louisiana Pipeline System for the 2002 period increased $5.5 million over the 2001 period primarily due to higher liquids throughput rates. Liquids transport volumes increased to 182
         MBPD during the first six months of 2002 compared to 119 MBPD during the first six months of 2001. The lower throughput rates during the 2001 period were primarily due to decreased NGL extraction rates at gas processing plants during the first half of 2001 caused by high natural gas prices.
o        Equity earnings from EPIK's export terminal increased $2.7 million period-to-period due to a strong export market during the first quarter of 2002. Unusually high domestic prices for propane-related products in the first half of 2001 decreased export opportunities. Product prices during the first quarter of 2002 presented EPIK with a more favorable export environment relative to the first quarter of 2001.
o        Margin from our Lou-Tex NGL pipeline system increased $1.9 million period-to-period primarily due to a
         13 MBPD increase in transportation volumes.
o        Margin from the Lou-Tex Propylene pipeline decreased $2.6 million period-to-period primarily due to lower pipeline throughput rates and higher operating costs. The reduction in volumes is generally attributable to a decline in petrochemical production by shippers.
o        Margin from our Houston Ship Channel NGL import facility decreased $1.7 million period-to-period primarily due to a decline in mixed butane imports.
o        Margin from our Gulf of Mexico natural gas pipelines decreased $0.5 million period-to-period due to mechanical problems at certain Gulf of Mexico production platforms, as mentioned previously.

     Fractionation

Our Fractionation segment includes eight NGL fractionators, an isomerization complex and four propylene fractionation facilities. NGL fractionators separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane and natural gasoline. Our isomerization unit converts normal butane into mixed butane, which is subsequently fractionated into normal butane, isobutane and high purity isobutane. In general,

our propylene fractionation plants separate refinery grade propylene (a mixture of propane and propylene) into either polymer grade propylene or chemical grade propylene along with by-products of propane and mixed butane.

Three months ended June 30, 2002 and 2001. On a quarterly basis, gross operating margin was $33.9 million for the three months ended June 30, 2002 compared to $32.8 million for the same period in 2001. NGL fractionation margin decreased $1.7 million for the second quarter of 2002 when compared to the second quarter of 2001. NGL fractionation net volumes improved to 237 MBPD during the 2002 period versus 202 MBPD during the 2001 period. The decrease in NGL fractionation margin is primarily due to lower tolling revenues at our Mont Belvieu NGL fractionator due to competition at this industry hub, lower in-kind fees at our Norco plant (caused by lower NGL prices in 2002 relative to 2001), partially offset by increased margins from our Tebone and Venice NGL fractionation facilities due to increased volumes.

Our isomerization business posted a $5.1 million decrease in margin for the second quarter of 2002 when compared to the second quarter of 2001. Isomerization volumes were 86 MBPD during the 2002 period versus 94 MBPD during the
2001 period. The decrease in margin is primarily due to lower isomerization revenues. Certain of our isomerization fees are indexed to historical natural gas prices which were lower during the second quarter of 2002 relative to the second quarter of 2001.

For the second quarter of 2002, gross operating margin from propylene fractionation was $7.3 million higher than the second quarter of 2001. The second quarter of 2002 includes $7.5 million in margin from the propylene fractionation business we acquired from Diamond-Koch in February 2002. Net volumes at our propylene fractionation facilities increased to 58 MBPD for the second quarter of 2002 compared to 29 MBPD for the second quarter of
2001. Of the 28 MBPD increase in 2002 volumes, 26 MBPD is attributable to operations acquired from Diamond-Koch.

Six months ended June 30, 2002 and 2001. From a year-to-date perspective, Fractionation gross operating margin was $58.2 million for the first six months of 2002 versus $58.5 million for the first six months of 2001.
NGL fractionation margin decreased $2.8 million during the 2002 period when compared to the 2001 period. NGL fractionation net volumes improved to 226 MBPD during the first six months of 2002 versus 184 MBPD for the same period in 2001. NGL fractionation volumes during the first quarter of 2001 were unusually low due to reduced NGL extraction rates at gas processing plants caused by abnormally high natural gas prices (which resulted in a decrease in mixed NGL volumes available for fractionation). The decrease in NGL fractionation margin for the 2002 period is primarily due to the following:

o        certain non-routine maintenance charges at our Mont Belvieu facility in the first quarter of 2002;
o        a decrease in tolling revenues at our Mont Belvieu facility due to competition at this industry hub
         (which offset a 12 MBPD increase in fractionation volumes);
o        lower in-kind fee revenue at our Norco plant (caused by lower NGL prices in 2002 relative to 2001);
o        partially offset by increased margins at other facilities due to higher processing volumes.

Our isomerization business posted a $9.9 million decrease in margin for the first six months of 2002 when compared to the first six months of 2001. Isomerization volumes decreased to 80 MBPD during the 2002 period versus
82 MBPD during the 2001 period. The decrease in margin is primarily due to lower isomerization revenues. As discussed earlier, certain of our isomerization tolling fees are indexed to historical natural gas prices and were positively impacted when the price of natural gas was at historically high levels during 2001, particularly during the first quarter of 2001.

For the first six months of 2002, gross operating margin from propylene fractionation was $11.6 million higher than the same period in 2001. The first six months of 2002 includes $10.4 million in margin from the propylene fractionation business we acquired from Diamond-Koch in February 2002. The remainder of the increase in margin is primarily due to lower energy-related costs at our other Mont Belvieu propylene fractionation facilities attributable to lower natural gas prices between periods. Net volumes at our propylene fractionation facilities increased to 55 MBPD for the first six months of 2002 compared to 30 MBPD for the first six months of 2001. Of the
25 MBPD increase in 2002 volumes, 24 MBPD is attributable to operations acquired from Diamond-Koch.

         Processing

This segment is comprised of our natural gas processing business and related merchant activities. At the core of our natural gas processing business are twelve gas plants located primarily in south Louisiana. Our net share of the NGL production from these gas plants (i.e., "our equity NGL production"), in addition to the NGLs we purchase on a merchant basis and a portion of the production from our isomerization facilities, support the merchant activities included in this operating segment.

Three months ended June 30, 2002 and 2001. Gross operating margin was a loss of $1.2 million for the second quarter of 2002 versus income of $68.1 million for the second quarter of 2001. Our equity NGL production for the second quarter of 2002 increased 11 MBPD over the same period in 2001 primarily due to improved gas processing economics quarter-to-quarter, which were generally the result of lower natural gas prices. The change in margin between the two quarters can generally be attributed to the following:

o        We recorded a loss of $5.8 million from our commodity hedging activities during the second quarter of
         2002 compared to income of $64.7 million during the second quarter of 2001. This accounted for $70.5 million of the negative change in margin. For further information regarding our commodity hedging losses, see "Impact of commodity hedging activities on our results of operations" in this Processing section.
o        Results for the second quarter of 2001 reflected exceptionally strong demand for isobutane from refiners which did not reoccur during the second quarter of 2002. During the second quarter of 2001, gasoline refiners purchased unusually high levels of isobutane in anticipation of concerns regarding reformulated gasoline production during the summer of 2001. These supply concerns did not reappear during 2002 which affected both prices and sales volumes.
o        Lastly, the decline in commodity hedging results and isobutane demand was offset by a favorable decrease in NGL inventory valuation adjustments between the two quarters.

Six months ended June 30, 2002 and 2001. Gross operating margin was a loss of $34.6 million for the first six months of 2002 compared to income of $96.5 million for the first six months of 2001. Our equity NGL production averaged 78 MBPD during the 2002 period versus 54 MBPD during the 2001 period. Equity NGL production during the
2001 period reflected reduced NGL extraction rates at our gas plants resulting from abnormally high natural gas prices (which negatively affected operating costs), particularly during the first quarter of 2001. Of the $131.1 million decrease in margin between periods, the significant differences are as follows:

o        We recorded a loss of $50.9 million from our commodity hedging activities during the first six months of
         2002, of which $45.1 million of the loss was recognized during the first quarter of 2002. This compares to $70.3 million of income from such activities during the first six months of 2001. This change in results accounts for $121.2 million of the decrease in margin. For further information regarding our commodity hedging losses, see "Impact of commodity hedging activities on our results of operations"in this section.
o        Prior year margin benefited from unusually strong propane demand in the first quarter of 2001 for heating and isobutane in the second quarter of 2001 for refining. The higher prices caused by the extraordinary demand for these products during the 2001 periods did not recur during the 2002 period.
o        Lastly, the decline in commodity hedging results and propane and isobutane demand was offset by a favorable decrease in NGL inventory valuation adjustments between the two quarters and improved processing margins. Processing economics improved period to period as a result of lower natural gas prices during the 2002 period relative to the 2001 period which in turn resulted in higher equity NGL production rates during 2002.

Impact of commodity hedging activities on our results of operations. In order to manage the risks associated with our Processing segment, we may enter into commodity financial instruments to hedge our exposure to price risks associated with natural gas, NGL production and inventories, firm commitments and certain anticipated transactions. We have employed various hedging strategies to mitigate the effects of fluctuating commodity prices (primarily NGL and natural gas prices) on margins from our Processing segment.

Beginning in late 2000 and extending through March 2002, a large number of our hedging transactions were based on the historical relationship between natural gas prices and NGL prices. This type of hedging strategy utilized the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in the anticipated margins on NGL merchant activities and the value of equity
NGL production. Throughout 2001, this strategy proved very successful for us (as the price of natural gas declined relative to our fixed positions) and was responsible for most of the $101.3 million in income we recorded from commodity hedging activities.

As a result of the success of this strategy, we continued using this strategy going into 2002. In late March 2002, the effectiveness of this hedging strategy deteriorated due to a rapid increase in natural gas prices whereby the loss in the value of fixed-price natural gas financial instruments was not offset by increased gas processing margins. A number of factors influenced this rapid increase in natural gas prices. These factors included industry concerns that current drilling activity was not sufficient to support the production levels needed to satisfy the increase in demand resulting from the U.S. economic recovery. In addition, the industry was concerned about the potential need for natural gas to replace nuclear power in some areas of the U.S. as nuclear power facilities were taken offline for critical maintenance work. As a result, we recognized a loss on these hedging activities of $45.1 million during the first quarter of 2002.

Due to the inherent uncertainty that was controlling the markets, management decided that it was prudent for the
Company to exit this hedging strategy, and we did so by late April 2002. By the time the positions were generally closed out, the value of the portfolio had declined by an additional $5.7 million; thus, the total loss from this strategy during fiscal 2002 was $50.8 million. The $5.8 million loss we recorded during the second quarter of 2002 is primarily due to this additional decline. Of the $50.8 million in losses from this strategy recorded during
2002, $7.6 million was related to mark-to-market income from these instruments that we recognized in the fourth quarter of 2001. The remaining $43.2 million represents our cash exposure from these losses of which
$31.9 million has been paid to counterparties through June 30, 2002. The balance of the cash payments will be made over the remainder of 2002.

A variety of factors influence whether or not our hedging strategies are successful. For additional information regarding our commodity financial instruments, see Item 3 of this report on Form 10-Q.

      Octane Enhancement

Our Octane Enhancement segment consists of a 33.33% equity investment in BEF, which owns a facility which currently produces motor gasoline additives to enhance octane.

Three months ended June 30, 2002 and 2001. Our second quarter of 2002 equity earnings from BEF decreased
$2.4 million when compared to the second quarter of 2001. The decrease is primarily due to lower MTBE prices quarter-to-quarter. MTBE prices were very strong during the second quarter of 2001 due to exceptional demand for reformulated gasoline by refiners in anticipation of supply problems in the summer of 2001.

Six months ended June 30, 2002 and 2001. Equity earnings from our BEF investment improved to $5.9 million for the first six months of 2002 from $5.4 million for the first six months of 2001. The improvement is primarily due to a 24% increase in MTBE production during the 2002 period due to less maintenance downtime offset by the impact of lower overall MTBE prices period-to-period which affected margins.

      Other matters

Selling, general and administrative expenses. Selling, general and administrative expenses for the first six months of 2002 increased $1.8 million when compared to the first six months of 2001. This increase is primarily due to the additional staff and resources acquired as a result of business acquisitions.

Interest expense. Interest expense increased between the second quarters of 2002 and 2001 and the year-to-date periods primarily due to additional borrowings we made in conjunction with the Diamond-Koch acquisitions and investments in inventories. Also, the first quarter of 2001 includes a $9.3 million benefit related to our interest rate swaps which did not reoccur in 2002.

General outlook for the remainder of 2002

Processing

We anticipate that our equity NGL production rates will approximate 65 MBPD for the third quarter and rise to around 70 MBPD during the fourth quarter. The mechanical problems at certain customer Gulf of Mexico production platforms that curtailed natural gas flows during the March through May timeframe have been fixed and production from these areas is expected to be at normal levels for the remainder of the year. We also anticipate that production from Shell's Princess field will begin late in the third quarter (these volumes will be processed at our Venice gas plant). From a processing economics perspective, natural gas prices are expected to remain moderate to strong over the remainder of the year, which will negatively affect processing margins given anticipated NGL prices. We expect that as gas prices rise over the coming months, some regional gas plants will be forced into ethane rejection mode. This will negatively impact downstream volumes available for fractionation.
If gas prices decline and NGL prices strengthen, processing economics would improve and may lead to full NGL extraction rates at our facilities. At full NGL extraction rates, we expect that our equity NGL production rate would approximate 90 MBPD to 95 MBPD. Our current outlook for processing economics is based on quarterly weighted-average NGL prices ranging from approximately 39 CPG to 44 CPG and quarterly natural gas prices averaging from approximately $3.30 per MMBtu to $3.60 per MMBtu.

Pipelines

The indirect acquisition of interests in the Mid-America and Seminole NGL pipeline systems on July 31, 2002 was a significant transaction for us. It was a transforming event because it extends our platform of assets beyond the
Gulf Coast and gives us a strong business position in the Midwest and linkage to Canadian NGL production. These pipelines integrate our Mont Belvieu and Gulf Coast NGL business with all of the major natural gas and NGL supply basins in North America. We will now provide integrated midstream energy services to the two fastest growing natural gas basins in the United States - the deepwater Gulf of Mexico and the Rocky Mountain Overthrust.

We know these assets very well. Our parent, EPCO, was a charter partner in the formation and development of the
Seminole Pipeline in 1981 and one of the Seminole lines terminates at our Mont Belvieu complex. In addition, several key members of our management team, who were formerly with MAPCO Inc., had commercial responsibilities for the Mid-America and Seminole pipeline systems for many years. We anticipate that these pipeline businesses will substantially increase our fee-based cash flows and offer excellent growth prospects for the future. We are truly excited about the acquisition of these premier midstream energy assets.

We are diligently working to integrate these assets into our system. For the third and fourth quarters of 2002, the existing business plan forecasts throughput volumes to be near capacity. We believe that these volume expectations are reasonable. Based upon historical information available to us, we believe that these investments will generate approximately $154 million of EBITDA (representing our pro-rata share of such cash flows) on an annualized twelve-month basis, which does not include the effect of any cost-saving synergies that may develop over time as we integrate these assets into our system.

As for our Gulf Coast liquids pipelines, we expect that ethane rejection at gas processing facilities in the region will negatively affect the throughput rates on certain of our pipelines during the third quarter. We expect that rates will improve during the fourth quarter as gas processing economics improve resulting in an increase in NGL volumes for transport to fractionation facilities. Also, we expect volumes on the Dixie propane pipeline system to increase in the fourth quarter as seasonal heating requirements in the southeastern U.S.
increase throughput on the system.

Our storage operations should continue to benefit as NGL production continues and slow petrochemical and other downstream demand for feedstocks keeps inventory levels higher than normal. Import volumes at our Houston Ship
Channel import dock are expected to be near historical averages for the remainder of the year. EPIK's export business should see a rise in throughput rates over the same period as export opportunities increase. EPIK usually experiences an increase in exports of propane during the winter months.

We anticipate that our Gulf of Mexico and Acadian Gas natural gas pipeline businesses will be stable for the remainder of the year with normal margins. Throughput on our propylene pipelines for the remainder of the year should be consistent with that of the first half of the year.

Fractionation

We expect that NGL volumes available for fractionation will decline 10% to 15% from levels seen earlier this year as the impact of ethane rejection at regional gas plants begins to affect our facilities. Margins from our Mont
Belvieu NGL fractionation complex will continue to be under pressure due to the intense competition at this industry hub caused by excess fractionation capacity in the region (given the current demand picture for NGLs from petrochemical companies). Margins from in-kind NGL fractionation fees (such as those at Norco) should be consistent with the prior year given our expectations for NGL prices.

Our isomerization units should operate at 90% to 95% of the production rates seen during the first half of the year. The operating rates of these facilities are in part linked to gasoline refinery demand which will experience a seasonal decline in the third and fourth quarters. Our propylene fractionation units should operate at rates similar to those seen in the first six months of 2002 on the assumption that demand for petrochemicals should remain constant for the remainder of the year.

Octane Enhancement

BEF should experience a seasonal decline in margins during the third and fourth quarters as the summer driving season ends and refiners reduce their demand for MTBE (which will negatively affect the price we receive for our
MTBE production). If our assumptions regarding the future price of natural gas are realized, our margins may also be under pressure due to an increase in feedstock costs, particularly that of methanol.

Our liquidity and capital resources

As noted at the beginning of Item 2, since the Operating Partnership owns substantially all of Enterprise
Products Partners L.P.'s consolidated assets and conducts substantially all of its business and operations, the following discussion of liquidity and capital resources constitutes combined (or consolidated) information for the two registrants. References to partnership equity securities in this discussion pertain to Units issued by
Enterprise Products Partners L.P. References to public debt pertain to those obligations issued by Enterprise
Products Operating L.P. and guaranteed by Enterprise Products Partners L.P.

General. Our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures (both sustaining and expansion-related), business acquisitions and distributions to partners. We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows. Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources including (either separately or in combination) cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional partnership equity and public debt. Our quarterly cash distributions to partners are expected to be funded primarily by current period operating cash flows or to a lesser extent, temporary borrowings under bank credit facilities or a combination thereof. Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

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

As noted above, certain of our liquidity and capital resource requirements are met using borrowings under bank credit facilities and/or the issuance of additional partnership equity or public debt (separately or in combination). As of June 30, 2002, total borrowing capacity under our revolving bank credit facilities was $500 million of which $132 million was available. On February 23, 2001, we filed a $500 million universal shelf registration (the "February 2001 Shelf") covering the issuance of an unspecified amount of partnership equity or debt securities or a combination thereof. Our plans for permanent financing of the approximately $1.2 billion
Mapletree and E-Oaktree acquisitions include the issuance of equity, including partnership equity for institutional investors, and debt in amounts which are consistent with our objective of maintaining our financial flexibility and investment grade balance sheet. For additional information regarding our debt, see the section below labeled "Our debt obligations".

We have the ability, under certain conditions during the Subordination Period, to issue an unlimited number of
Common Units to finance acquisitions and capital improvements. The Subordination Period generally extends until the first day of any quarter beginning after June 30, 2003 when certain financial tests have been satisfied. We have the ability to issue an unlimited number of Common Units for this type of expenditure if Adjusted Operating
Surplus (as defined within our partnership agreement) for the previous four fiscal quarter period prior to the expenditure, on a pro forma basis, would have increased as a result of such expenditure (i.e., would have been accretive on a pro forma basis for each of the previous four fiscal quarters).

For those acquisitions and other transactions that do not qualify under the aforementioned pro forma "accretive"
test, we have 54,550,000 Units available (and unreserved) for general partnership purposes during the
Subordination Period. After the Subordination Period expires, we may prudently issue an unlimited number of Units for general partnership purposes that do not meet the pro forma "accretive" test.

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

Credit ratings. Our current investment grade credit ratings of Baa2 by Moody's and BBB by S and P highlight our underlying financial strength. We maintain regular communications with these rating agencies which independently judge our credit worthiness based on a variety of quantitative and qualitative factors.

On August 2, 2002, Moody's and S and P changed their ratings outlook regarding our debt securities from "stable" to
"negative". The ratings agencies did not take any action to downgrade our ratings; they remain at Baa2 by Moody's and BBB by S and P. Their negative outlook on the future of our ratings reflects the execution risk they see associated with our permanent financing plan for the Mapletree and E-Oaktree acquisitions, which includes the issuance of traditional retail partnership equity, institutional partnership equity and long-term debt aggregating about $1.2 billion over the remainder of 2002 and first quarter of 2003. On a positive note, the ratings agencies noted that as a result of the acquisition, our cash flows should be more stable due to the increase in fee-based revenues. They also commented that the acquired entities should result in the diversification of our current NGL businesses and enhance our overall business profile.

The change in ratings outlook (as opposed to an actual change in ratings) does not translate into any material financial impact on our liquidity. Management is committed to achieving its goals of permanent financing for the
Mapletree and E-Oaktree acquisitions and will actively pursue the appropriate mix and timing of offerings of partnership equity and issuance of public debt that will maintain our investment grade balance sheet. We strongly believe that the maintenance of an investment grade credit rating is important in managing our liquidity and capital resource requirements.

Two-for-one split of Limited Partner Units. On February 27, 2002, we announced that the Board of Directors of the General Partner had approved a two-for-one split for each class of our Units. The partnership

Unit split was accomplished by distributing one additional partnership Unit for each partnership Unit outstanding to holders of record on April 30, 2002. The Units were distributed on May 15, 2002. All references to number of
Units or earnings per Unit contained in this document relate to the post-split Units, except if indicated
otherwise.

         Consolidated cash flows for six months ended June 30, 2002 compared to six months ended June 30, 2001

Operating cash flows. Cash flow from operating activities was an inflow of $45.2 million for the first six months of 2002 compared to $90.6 million during the same period in 2001. Excluding changes in operating accounts which are generally the result of timing of sales and purchases near the end of each period, adjusted cash flow from operating activities would be an inflow of $77.6 million in 2002 versus $121.2 million during 2001. Cash flow from operating activities before changes in operating accounts is an important measure of our liquidity. It provides an indication of our success in generating core cash flows from the assets and investments we own or have an interest in. The $43.6 million decrease in adjusted cash flows between the two year-to-date periods is primarily due to:

o        net hedging losses in 2002 versus net hedging income in 2001; offset by
o        increased distributions from our unconsolidated affiliates and
o        an increase in operating earnings due to acquisitions.

As noted under the Processing segment discussion under "Our results of operations" section, we recorded
$50.9 million in net commodity hedging losses during the first six months of 2002 compared to $70.4 million of income during the first six months of 2001. Of the recorded hedging loss for the 2002 period, we have realized
(i.e., paid out to counterparties) $31.9 million of this loss. The difference of $19.0 million between the recorded loss and the realized loss represents the non-cash change in market value of the overall portfolio between December 31, 2001 and June 30, 2002. At June 30, 2002, the market value of the commodity financial instruments that were outstanding was a payable of $11.1 million, which we expect to pay to counterparties over the remainder of the 2002.

We discontinued the hedging strategy underlying the $50.9 million in losses in April 2002. This strategy had helped create basically all of the $70.3 million in income from commodity hedging activities we recorded during the first six months of 2001, of which $17.9 million had been received from counterparties through June 30, 2001.

Our current hedging strategies are limited in scope and duration. These strategies primarily cover the price risk associated with certain NGL inventories and fuel costs. We do not expect any material impact on our liquidity from the settlement of these commodity financial instruments, which settle primarily in the fourth quarter of 2002 and first quarter of 2003. The market value of these instruments at June 30, 2002 was a net payable of $0.3 million,
(which is included in the $11.1 million payable market value of the overall portfolio mentioned previously). From a cash flow sensitivity standpoint, if the commodity prices underlying these instruments were to increase by 10%
from the levels they were at on June 30, 2002, the amount we would have to pay counterparties would increase to
$0.8 million from $0.3 million. Likewise, if the underlying prices decreased by 10%, we would receive cash of $0.1 million from counterparties as opposed to paying $0.3 million. These amounts do not reflect the degree to which the cash flows of the hedged transaction would be oppositely affected by the change in prices.

Investing cash flows. During the first six months of 2002, we used $431.7 million in cash to finance investing activities compared to $397.5 million spent during the first six months of 2001. The 2001 period includes $113 million paid to acquire equity interests in several Gulf of Mexico natural gas pipelines from El
Paso (our Neptune, Starfish and Nemo equity investments) and $225.7 million paid to acquire Shell's Acadian Gas natural gas pipeline system. The 2002 period reflects $394.8 million in business acquisitions including $368.7 million paid to acquire Diamond-Koch's propylene fractionation and NGL and petrochemical storage businesses and
$18.0 million paid to Shell representing the final purchase price adjustment relating to the Acadian Gas acquisition.

Financing cash flows. Our financing activities generated $257.3 million in cash inflows during the first six months of 2002 compared to $362.4 million during the first six months of 2001. The 2002 period includes $368 million in borrowings under our revolving credit facilities while the 2001 period reflects $449.7 million in proceeds from the issuance of the Senior Notes B. Cash distributions paid to our partners increased period-to-period primarily due to increases in both the declared quarterly distribution rate and the number of
Units entitled to receive distributions.

On a forward-looking basis, the conversion of Shell's non-distribution bearing Special Units to distribution-bearing Common Units will increase distributions paid to partners beginning with the third quarter of 2002 distribution paid in November 2002. See "Conversion of Shell Special Units to Common Units" on
page 74 for additional information regarding this issue.

         Cash requirements for future growth

Acquisitions. We are committed to the long-term growth and viability of the Company. Our strategy involves expansion through business acquisitions and internal growth projects. In recent years, major oil and gas companies have sold non-strategic assets in the midstream natural gas industry in which we operate. We forecast that this trend will continue, and expect independent oil and natural gas companies to consider similar disposal options. Management continues to analyze potential acquisitions, joint venture or similar transactions with businesses that operate in complementary markets and geographic regions. We believe that the Company is positioned to continue to grow through acquisitions that will expand its platform of assets and through internal growth projects.

For fiscal 2002, we have invested or are committed to invest $1.6 billion in business acquisitions and internal growth projects including $1.2 billion for the interests in Mapletree and E-Oaktree we purchased from affiliates of Williams in July 2002;$239.0 million for the Mont Belvieu propylene fractionation assets we purchased from
Diamond-Koch in February 2002; and $129.6 million for the Mont Belvieu NGL and petrochemical storage assets we purchased from Diamond-Koch in January 2002. Our goal is to invest at least $400 million annually in such opportunities to the extent that we believe such investments will be accretive to our limited partners.

The funds needed to achieve this goal can be attained through a combination of operating cash flows, public and private debt and/or partnership equity. Of the $1.6 billion in business acquisitions and internal growth projects we have completed thus far in 2002, we have borrowed approximately $1.5 billion of the funds required. This will translate into additional debt service costs during 2002.

The $1.2 billion we borrowed to effect the Mapletree and E-Oaktree acquisitions was in the form of a 364-day term loan. The loan will be repaid as follows:$150 million due on December 31, 2002, $450 million on March 31, 2003 and $600 million on July 30, 2003. As noted earlier, our plans for permanent financing of this acquisition include the issuance of equity, including partnership equity for institutional investors, and debt in amounts which are consistent with our objective of maintaining our financial flexibility and investment grade balance sheet.

Distributions. Another stated goal of management is to increase the distribution rate to our investors by at least 10% annually. For the fourth quarter of 2001, the declared annual rate was $1.25 per Common Unit (on a post-split basis). In the first quarter of 2002, the declared annual rate was raised to $1.34 per Common Unit. Our goal is to raise the declared annual rate to at least $1.375 per Common Unit by the end of fiscal 2002. Based on the number of distribution-bearing Units projected to be outstanding during 2002 (not including the effect of any potential equity offerings), we project that this goal would translate into cash distributions to partners increasing by approximately $46 million over the amounts paid during 2001. The number of distribution-Units projected to be outstanding during 2002 includes the conversion of 19.0 million non-distribution bearing Special
Units owned by Shell into an equal amount of distribution-bearing Common Units.

Our distribution rate is supported by prospective and historical cumulative cash flow since our IPO in July
1998. From our IPO through August 2002, we generated $849.6 million in cash that was available for distribution to
Unitholders, of which $573.3 million was paid to Unitholders (including the second quarter of 2002 distribution paid on August 12, 2002). Our policy has been to retain and reinvest the difference of $276.3 million (the
"excess cash flow") into projects that we anticipate will be accretive in terms of cash flow to our Unitholders over time. This policy has helped us to maintain a strong financial presence in the markets we serve by minimizing debt and using the excess cash flow to expand the partnership through internal growth and acquisitions.

We believe that all cash distributions will be paid out of operating cash flows over the long-term; however, from time to time, we may temporarily borrow under our bank credit facilities for the purpose of paying distributions until the full cash flow impact of our operations are realized.

Capital spending. At June 30, 2002, we had $6.8 million in outstanding purchase commitments attributable to capital projects. Of this amount, $5.1 million is related to the construction of assets that will be recorded as property, plant and equipment and $1.7 million is associated with capital projects of our unconsolidated affiliates which will be recorded as additional investments.

During the first six months of 2002, our capital expenditures were $26.8 million. For the remainder of 2002, we expect our capital spending to approximate $8.1 million of which $5.7 million is forecasted for our Pipelines segment. Our unconsolidated affiliates forecast a combined $13.9 million in capital expenditures during the remainder of 2002 of which we expect our share to be approximately $4.8 million, the majority of which relate to expansion projects on our Gulf of Mexico natural gas pipeline systems. These outlays will be recorded as additional investments in unconsolidated affiliates.

         Our debt obligations

Our debt consisted of the following at:

                                                                                     June 30,         December 31,
                                                                                       2002               2001
                                                                            ---------------------------------------
Borrowings under:
     Senior Notes A, 8.25% fixed rate, due March 2005                              $  350,000            $350,000
     MBFC Loan, 8.70% fixed rate, due March 2010                                       54,000              54,000
     Senior Notes B, 7.50% fixed rate, due February 2011                              450,000             450,000
     Multi-Year Credit Facility, due November 2005                                    230,000
     364-Day Credit Facility, due November 2002 (a)                                   138,000
                                                                            ---------------------------------------
            Total principal amount                                                  1,222,000             854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                               1,895               1,653
Less unamortized discount on:
     Senior Notes A                                                                       (99)               (117)
     Senior Notes B                                                                      (244)               (258)
Less current maturities of debt                                                             -                   -
                                                                            ---------------------------------------
            Long-term debt                                                         $1,223,552            $855,278
                                                                            =======================================

(a) Under the terms of this facility, the Operating Partnership has the option to convert this facility into a term loan due November 15, 2003. Management intends to refinance this obligation with a similar obligation at or before maturity.

Debt associated with Mapletree and E-Oaktree acquisitions. The above table does not reflect the $1.2 billion senior unsecured 364-day term loan entered into by the Operating Partnership to fund the acquisition of indirect interests in the Mid-America and Seminole pipelines from affiliates of Williams on July 31, 2002. The lenders under this facility are Wachovia Bank, National Association; Lehman Brothers Bank, FSB; Lehman Commercial
Paper Inc. and Royal Bank of Canada. As defined within the credit agreement, the loan will generally bear interest at either (i) the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus one-half percent or
(ii) a Eurodollar rate, with any rate in effect being increased by an appropriate applicable margin. The credit agreement contains various affirmative and negative covenants applicable to the Operating Partnership similar to those required under our Multi-Year and 364-Day Credit Facility agreements (as defined within the second and third amendments to these revolving credit facilities, see "Covenants" below). The $1.2 billion term loan is guaranteed by Enterprise Products Partners L.P. through an unsecured guarantee. The loan will be repaid as follows:$150 million due on December 31, 2002, $450 million on March 31, 2003 and $600 million on July 30, 2003.

On August 1, 2002, Seminole Pipeline Company had $60 million in senior unsecured notes due in December 2005. The principal amount of these notes amortize by $15 million each December 1 through 2005. In accordance with GAAP, this debt will be consolidated on our balance sheet because of our 98% controlling interest in E-Oaktree, LLC, which owns 80% of Seminole Pipeline Company.

Letters of credit. At June 30, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Credit Facility of which $9.4 million was outstanding.

Parent-subsidiary guarantees. Enterprise Products Partners L.P. also acts as guarantor of the Operating
Partnership's other debt obligations. This parent-subsidiary guaranty provision exists under our Senior Notes,
MBFC Loan, Multi-Year and 364-Day Credit Facility. The consolidated financial statements of both the Company and
Operating Partnership are included as part of this report on Form 10-Q.

Increased borrowing limits under revolving credit facilities. In April 2002, we increased the amount that we can borrow under the Multi-Year Credit Facility by $20 million and the 364-Day Credit Facility by $80 million, up to an amount not exceeding $500 million in the aggregate for both facilities. At June 30, 2002, we had borrowed a total of $368 million under these two facilities.

Covenants. The indentures under which the Senior Notes and the MBFC Loan were issued contain various restrictive covenants. We were in compliance with these covenants at June 30, 2002.

On April 24, 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were amended to allow for the commodity hedging losses we incurred during the first four months of 2002. As defined within the second amendment to each of these loan agreements, the changes included allowing us to exclude from the calculation of
Consolidated EBITDA up to $50 million in losses resulting from hedging NGLs that utilized natural gas-based financial instruments entered into on or prior to April 24, 2002. This exclusion applies to our quarterly
Consolidated EBITDA calculations in which the earnings impact of such specific instruments were recognized. This provision allows for $45.1 million to be added back to Consolidated EBITDA for the first quarter of 2002 and $4.9 million to be added back for the second quarter of 2002. Due to the rolling four-quarter nature of the
Consolidated EBITDA calculation, this provision will affect our financial covenants through the first quarter of
2003. In addition, the second amendment temporarily raised the maximum ratio allowed under the Consolidated
Indebtedness to Consolidated EBITDA ratio for the rolling-four quarter period ending September 30, 2002 (this provision was superseded by the third amendment to these loan agreements as noted in the following paragraph).

On July 31, 2002, certain covenants of our Multi-Year and 364-Day Credit Facilities were further amended to allow for increased financial flexibility in light of the Mapletree and E-Oaktree acquisitions. As defined within the third amendment to each of these loan agreements, the maximum ratio of Consolidated Indebtedness to Consolidated
EBITDA allowed by our lenders was increased as follows from that noted in the second amendment issued in April
2002:

                           Changes made to the
          Consolidated Indebtedness to Consolidated EBITDA Ratio
---------------------------------------------------------------------------
                                           Maximum Ratio Allowed
                                 ------------------------------------------
      Calculation made for          Old provisions       New provisions
    the rolling four-quarter          under 2nd            under 3rd
         period ending                Amendment            Amendment
---------------------------------------------------------------------------
September 30, 2002                   4.50 to 1.0          6.00 to 1.0
December 31, 2002                    4.00 to 1.0          5.25 to 1.0
March 31, 2003                       4.00 to 1.0          5.25 to 1.0
June 30, 2003                        4.00 to 1.0          4.50 to 1.0
September 30, 2003 and               4.00 to 1.0          4.00 to 1.0
 for each rolling-four
 quarter period thereafter

In addition, the negative covenant on Indebtedness (as defined within the Multi-Year and 364-Day credit agreements) was amended to permit the Seminole Pipeline Company indebtedness assumed in connection with the acquisition of E-Oaktree.

We were in compliance with the covenants of our Multi-Year and 364-Day revolving credit agreements at June 30,
2002.

Summary of contractual obligations and material commercial commitments

The following table summarizes our contractual obligations and material purchase and other commitments for the periods shown. The values shown in the table are as of June 30, 2002 with the exception that long-term debt includes those obligations incurred or assumed on August 1, 2002 in connection with the Mapletree and E-Oaktree acquisitions.

           Contractual Obligation                                                           2004         2006
           or Material Commercial                                                         through      through       After
                 Commitment                          Total        2002         2003         2005         2007         2007
----------------------------------------------------------------------------------------------------------------------------

Contractual Obligation (expressed in
 terms of millions of dollars payable
 per period:)
 Long-term debt                                    $2,482.0      $165.0     $1,203.0      $ 610.0                    $504.0
 Operating leases                                  $   16.0      $  2.7     $    5.1      $   5.0         $0.6       $  2.6
 Capital spending commitments:
   Property, plant and equipment                   $    5.1      $  5.1
   Investments in unconsolidated
    affiliates                                     $    1.7      $  1.7

Other commitments (expressed in terms
 of millions of dollars potentially
 payable per period):
 Letters of Credit under Multi-Year
   Credit Facility                                 $    9.4                               $   9.4

Other Material Contractual Obligations
 (Purchase commitments expressed
 in terms of minimum volumes
 under contract per period:)
   NGLs (MBbls)                                      26,810       6,415       10,371        9,684          340
   Natural gas (BBtus)                              135,174       6,863       13,725       25,991       25,595       63,000

Long-term debt. Long-term debt reflects amounts due under our Senior Notes A and B, the MBFC Loan and our two revolving credit facilities. Of the $138 million outstanding under the 364-Day Credit Facility, management is evaluating its refinancing alternatives regarding amounts due in November 2002 under the 364-Day Credit
Facility. Management intends to refinance this obligation with a similar obligation at or before maturity.

As noted previously, we have included the aggregate $1.26 billion increase in debt associated with the Mapletree and E-Oaktree acquisitions which occurred on July 31, 2002. The debt associated with these acquisitions consists of (a) the $1.2 billion 364-Day term loan we incurred to pay affiliates of Williams for these businesses plus (b)
the $60 million in debt principal outstanding on Seminole's balance sheet at acquisition date. The $1.2 billion
364-Day term loan will be repaid as follows:$150 million due on December 31, 2002, $450 million on March 31, 2003 and $600 million on July 30, 2003. For additional information regarding these new debt obligations, see "Our debt obligations" beginning on page 70 and "Acquisitions" beginning on page 69.

Operating leases. We lease certain equipment and processing facilities under noncancelable and cancelable operating leases. The amounts shown in the table above represent minimum future rental payments due on such leases with terms in excess of one year. The amounts shown reflect additional operating lease commitments arising from the Diamond-Koch acquisitions in January and February 2002.

Letters of Credit under our Multi-Year Credit Facility. Our letters of credit increased from $2.4 million at December 31, 2001 to $9.4 million at June 30, 2002 primarily due to letter of credit requirements associated with our purchase of hydrocarbon imports. As of August 7, 2002, our letters of credit were $2.2 million.

Recent accounting developments

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142,
"Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 was effective for our fiscal year that began January 1, 2002 for all goodwill and other intangible assets recognized in our consolidated balance sheet at that date, regardless of when those assets were initially recognized.

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition. In accordance with SFAS No. 141, we reclassified the MBA goodwill to a separate line item on our consolidated balance sheet apart from the Shell contract. Based upon our interpretation of SFAS No. 142, the value of the Shell natural gas processing agreement will continue to be amortized over its remaining contract term of approximately 18 years; however, amortization of the MBA goodwill will cease. The MBA goodwill will be subject to periodic impairment testing in accordance with SFAS No. 142 due to its indefinite life. For additional information regarding our intangible assets and goodwill (including additions to both classes of assets as a result of the Diamond-Koch acquisitions), see Note 6.

In accordance with the transition provisions of SFAS No. 142, we have completed an impairment review of the December 31, 2001 MBA goodwill balance using a fair value methodology. Professionals in the business valuation industry were consulted regarding the assumptions and techniques used in our analysis. As a result of this review, no impairment loss was indicated. Any subsequent impairment losses stemming from future goodwill impairment studies will be reflected as a component of operating income in the Statements of Consolidated
Operations.

In addition to SFAS No. 141 and No. 142, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement
Obligations", in June 2001. This statement establishes accounting standards for the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for our fiscal year beginning January 1, 2003. We are evaluating the provisions of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".
This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. We adopted this statement effective January 1, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS
No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that it did not have any significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). "SFAS No. 146 replaces
Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December
31, 2002. This statement is effective for our fiscal year beginning January 1, 2003. We are evaluating the provisions of this statement.

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

In light of these developments, we and the other two partners of BEF are actively compiling a contingency plan for the BEF facility should MTBE be banned. We are currently leaning toward a possible conversion of the facility from MTBE production to alkylate production. We believe that if MTBE usage is banned or significantly curtailed, the motor gasoline industry would need a substitute additive to maintain octane levels in gasoline and that alkylate would be an attractive substitute. We are currently undergoing a more rigorous and detailed engineering study that is expected to be completed during the third quarter of 2002, at which time a more definitive conversion cost estimate will be available. The cost to convert the facility will depend on the type of alkylate process chosen and level of alkylate production desired by the partnership.

Conversion of EPCO Subordinated Units to Common Units

As a result of the Company satisfying certain financial tests, 10,704,936 (or 25%) of EPCO's Subordinated Units converted to Common Units on May 1, 2002. Should the financial criteria continue to be satisfied through the first quarter of 2003, an additional 25% of the Subordinated Units would undergo an early conversion to Common
Units on May 1, 2003. The remaining 50% of Subordinated Units would convert on August 1, 2003 should the balance of the conversion requirements be met. Subordinated Units have no voting rights until converted to Common
Units. The conversion(s) will have no impact upon our earnings per unit since the Subordinated Units are already included in both the basic and fully diluted calculations.

Conversion of Shell Special Units to Common Units

In accordance with existing agreements with Shell, 19.0 million of Shell's non-distribution bearing Special Units converted to distribution-bearing Common Units on August 1, 2002. The remaining 10.0 million Special Units will convert to Common Units on a one-for-one basis in August 2003. These conversions have a dilutive impact on basic earnings per Unit.

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
purposes.

For additional information regarding our financial instruments, see Note 13 of the Company's Notes to Unaudited
Consolidated Financial Statements.

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

We have adopted a financial commodity and commercial policy to manage our exposure to the risks of our natural gas and NGL businesses. The objective of these policies is to assist us in achieving our profitability goals while maintaining a portfolio with an acceptable level of risk, defined as remaining within the position limits established by the General Partner. Under these policies, we enter into risk management transactions to manage price risk, basis risk, physical risk or other risks related to our commodity positions on both a short-term
(less than one month) and long-term basis, generally not to exceed 24 months. The General Partner oversees our hedging strategies associated with physical and financial risks (such as those mentioned previously), approves specific activities subject to the policies (including authorized products, instruments and markets) and establishes specific guidelines and procedures for implementing and ensuring compliance with the policies.

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

                                                                   Estimated Portfolio Value in millions of dollars at
                                                     Resulting    ----------------------------------------------------
                    Scenario                      classification      12/31/01     03/31/02     06/30/02     08/01/02
----------------------------------------------------------------------------------------------------------------------

FV assuming no change in quoted market prices     Asset (Liability)     $ 5.6       $(20.8)      $(11.1)       $(5.5)

FV assuming 10% increase in quoted market prices  Asset (Liability)     $(0.3)      $(30.7)      $(11.3)       $(5.3)
EI assuming 10% increase in quoted market prices  Income (Loss)         $(5.9)      $ (9.9)      $ (0.2)       $ 0.2

FV assuming 10% decrease in quoted market prices  Asset (Liability)     $11.4       $(10.9)      $(10.8)       $(5.8)
EI assuming 10% decrease in quoted market prices  Income (Loss)         $ 5.8       $  9.9       $  0.3        $(0.3)

As the table shows, the estimated value of our commodity hedging portfolio declined from a $5.6 million asset at
December 31, 2001 to a $20.8 million payable at March 31, 2002. The negative change in value was primarily due to an increase in natural gas prices that occurred at the end of the first quarter of 2002. The vast majority of our hedging transactions over the last year and a half have been based on the historical relationship between natural gas and NGL prices. This type of hedging strategy utilized the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in the anticipated margins on NGL merchant activities and the value of our equity NGL production.

This strategy was successful during periods of falling natural gas prices (as was the case during most of 2001)
and we chose to continue this strategy going into 2002 believing that the fundamentals of the natural gas business indicated additional moderation in prices. Unfortunately, the price of natural gas became unstable and rapidly increased as speculation surrounding potential natural gas shortages began to influence the market in
March 2002. As the market price of natural gas increased, our fixed positions became less and less profitable until we were finally left in a payable position (i.e., in a loss position on these instruments). As a result, we recognized a loss from our commodity hedging activities for the first quarter of 2002 of $45.1 million.

Due to the inherent uncertainty that was controlling the markets, management decided that it was prudent for the
Company to exit this strategy and did so by late April 2002. By the time that these positions were generally closed out in late April, we had incurred approximately $5.7 million in additional losses; thus, the total commodity hedging loss for 2002 due to this strategy was approximately $50.8 million.

Of the $50.8 million in losses from this strategy recorded during 2002, $7.6 million is related to mark-to-market income from these instruments that we recognized in the fourth quarter of 2001. The remaining $43.2 million represents our cash exposure from these losses of which $31.9 million has been paid to counterparties through
June 30, 2002. The balance of the cash payments will be made over the remainder of 2002.

The value of the portfolio at June 30, 2002 was $11.1 million payable. A movement in market prices at this date has minimal impact on the value of the portfolio because most of the portfolio has been generally closed out as noted above. The change in overall portfolio value primarily reflects the settlement of transactions that occurred during the second quarter of 2002. The value of the portfolio was $5.5 million payable at August 1,
2002. The change between June 30, 2002 and August 1, 2002 is primarily the result of settlements that occurred during July 2002.

Our current hedging strategies are limited in scope and duration. These commodity financial instruments primarily hedge the price risk associated with certain NGL inventories and fuel costs. These instruments are short-term in nature with settlements extending through March 2003. The market value of these instruments at June 30, 2002 was a net payable of $0.3 million, (which is included in the $11.1 million payable market value of the overall portfolio mentioned previously). From a cash flow sensitivity standpoint, if the commodity prices underlying these instruments were to increase by 10% from the levels they were at on June 30, 2002, the amount we would have to pay counterparties would increase to $0.8 million from $0.3 million. Likewise, if the underlying prices decreased by 10%, we would receive cash of $0.1 million from counterparties as opposed to paying $0.3 million. These amounts do not reflect the degree to which the cash flows of the hedged transaction would be oppositely affected by the change in prices. A variety of factors influence whether or not our hedging strategies are successful.

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

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our requirements. At June 30, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending through March 2010. Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate. If the counterparty elects to do so, it may terminate this swap in March 2003.

We recognized income of $0.7 million and $0.8 million for the three and six months ended June 30, 2002, respectively, that is treated as a reduction of interest expense in our Statements of Consolidated Operations. The fair value of the interest rate swap at June 30, 2002 was a receivable of $3.1 million. This fair value would decrease slightly if quoted market interest rates were to increase by 10%.

                                         Part II, Other Information
                                  Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

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

2.4      Purchase Agreement dated as of July 31, 2002 by and between E-Birchtree, LLC and E-Cypress, LLC (Exhibit
         2.1 to the Company's Form 8-K filed August 12, 2002).

2.5      Purchase Agreement dated as of July 31, 2002 by and between E-Birchtree, LLC and Enterprise Products
         Operating L.P. (Exhibit 2.2 to the Company's Form 8-K filed August 12, 2002).

3.1      Form of Amended and Restated Agreement of Limited Partnership of Enterprise Products Operating L.P.
         (Exhibit 3.2 to the Company's Registration Statement of Form S-1/A, File No. 333-52537, filed on July
         21, 1998).

3.2      First Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC dated
         September 17, 1999. (Exhibit 99.8 on the Company's Form 8-K/A-1 filed October 27, 1999).

3.3*     Third Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated
         May 15, 2002.

3.4*     Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Enterprise Products
         Partners L.P. dated August 7, 2002.

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

4.9      Guaranty Agreement (relating to the Multi-Year Credit Facility) by Enterprise Products Partners L.P. in
         favor of First Union National Bank, as administrative agent dated November 17, 2000.(Exhibit 4.4 on the
         Company's Form 8-K filed January 25, 2001).

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

4.12     First Amendment to Multi-Year Credit Facility dated April 19, 2001. (Exhibit 4.12 to the Company's Form
         10-Q filed May 14, 2001).

4.13     First Amendment to 364-Day Credit Facility dated November 6, 2001, effective as of November 16, 2001.
         (Exhibit 4.13 to the Company's Form 10-K filed March 21, 2002).

4.14     Second Amendment and Supplement to Multi-Year Credit Facility dated April 24, 2002.

4.15     Second Amendment and Supplement to 364-Day Credit Facility dated April 24, 2002.

4.16     Third Amendment and Supplement to Multi-Year Credit Facility dated July 31, 2002. (Exhibit 4.1 to the
         Company's Form 8-K filed August 12, 2002).

4.17     Third Amendment and Supplement to 364-Day Credit Facility dated July 31, 2002. (Exhibit 4.2 to the
         Company's Form 8-K filed August 12, 2002).

4.18     $1.2 billion 364-Day Term Loan Credit Agreement among Enterprise Products Operating L.P.; Wachovia Bank,
         National Association, as administrative agent; Lehman Commercial Paper Inc., as co-syndication agent;
         and the Royal Bank of Canada, as co-syndication agent and arranger dated July 31, 2002. (Exhibit 4.3 to the Company's Form 8-K filed August 12, 2002).

4.19     Guaranty Agreement (relating to the $1.2 billion 364-Day Term Loan Credit Agreement) by Enterprise
         Products Partners L.P. in favor of Wachovia Bank, National Association, as administrative agent dated
         July 31, 2002. (Exhibit 4.4 to the Company's Form 8-K filed August 12, 2002).

12.1*    Computation of ratio of earnings to fixed charges for the six months ended June 30, 2002 and each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Enterprise Products Partners L.P.

12.2*    Computation of ratio of earnings to fixed charges for the six months ended June 30, 2002 and each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Enterprise Products Operating L.P.

*        An asterisk indicates that an exhibit is filed in conjunction with this report. All other documents are incorporated by reference as indicated in their descriptions.

No material contracts have been entered into during the first six months of 2002.

(b) Reports on Form 8-K.

On April 2, 2002, we filed a Form 8-K that noted a press release declaring our first quarter of 2002 distribution rate of $0.67 per Common Unit (on a pre-split basis).

                                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of
Houston, State of Texas on August 13, 2002.

                                                        ENTERPRISE PRODUCTS PARTNERS L.P.
                                                        (A Delaware Limited Partnership)
                                                        ENTERPRISE PRODUCTS OPERATING L.P.
                                                        (A Delaware Limited Partnership)

                                                        By:  Enterprise Products GP, LLC,
                                                             As General Partner for both registrants

                                                        By:    /s/ Michael J. Knesek
                                                        Name:  Michael J. Knesek
                                                        Title: Vice President, Controller and Principal Accounting
                                                               Officer of the General Partner