Form 10-Q
period 2002-09-30
ENTERPRISE PRODUCTS PARTNERS L P; ENTERPRISE PRODUCTS OPERATING L P
filed 2002-11-13
CIK 1061219, 1102995

                                                         UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                           For the quarterly period ended September 30, 2002

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

                                                     YES [X] NO [ ]

Limited Partner interests (e.g. Common Units) of Enterprise Products Partners L.P. trade on the New York Stock Exchange under symbol
"EPD".   As of November 13, 2002, 141,694,766 Common Units were outstanding (excluding those Common Units held in treasury).
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

                                               ENTERPRISE PRODUCTS PARTNERS L.P.
                                               ENTERPRISE PRODUCTS OPERATING L.P.
                                                       TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                 -----------
                                                          PART I

Glossary

Item 1.                    Financial Statements.
Item 1A.                          Enterprise Products Partners L.P.                                   1
Item 1B.                          Enterprise Products Operating L.P.                                  26

Item 2.                    Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.                                              49

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk.                71

Item 4.                    Controls and Procedures.                                                   74

                                                          PART II

Item 6.                    Exhibits and Reports on Form 8-K.                                          75

Signatures page                                                                                       78
Sarbanes-Oxley Section 302 certifications                                                             79

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
BP                          BP PLC and affiliates
BPD                         Barrels per day
BRF                         Baton Rouge Fractionators LLC, an equity investment of EPOLP
BRPC                        Baton Rouge Propylene Concentrator, LLC, an equity investment of EPOLP
Burlington                  Burlington Resources Inc. and affiliates
CEO                         Chief Executive Officer
CFO                         Chief Financial Officer
ChevronTexaco               ChevronTexaco Corp., its subsidiaries and affiliates
Company                     Enterprise Products Partners L.P. and its consolidated subsidiaries, including the Operating Partnership
ConocoPhillips              ConocoPhillips Petroleum Company and affiliates
CPG                         Cents per gallon
Diamond-Koch                Refers to affiliates of Valero Energy Corporation and Koch Industries, Inc.
Dixie                       Dixie Pipeline Company, an equity investment of EPOLP
Duke                        Duke Energy Corporation and its affiliates
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
                            investment of EPOLP
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

                                            Glossary (continued)

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
Neptune                     Neptune Pipeline Company LLC, an equity investment of EPOLP
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
SEC                         U.S. Securities and Exchange Commission
Seminole                    Seminole Pipeline Company
SFAS                        Statement of Financial Accounting Standards issued by the FASB
Shell                       Shell Oil Company, its subsidiaries and affiliates
Splitter III                Refers to the propylene fractionation facility we acquired from Diamond-Koch
S and P                     Standard  and  Poor's Rating Services
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
Tri-States                  Tri-States NGL Pipeline LLC, an equity investment of EPOLP
VESCO                       Venice Energy Services Company, LLC,  a cost method investment of EPOLP
Williams                    The Williams Companies, Inc. and subsidiaries
Wilprise                    Wilprise Pipeline Company, LLC, an equity investment of EPOLP

                                               Enterprise Products Partners L.P.
                                                  Consolidated Balance Sheets
                                                     (Dollars in thousands)

                                                                                        September 30,
                                                                                            2002           December 31,
                                       ASSETS                                            (unaudited)           2001
                                                                                      -------------------------------------
Current Assets
     Cash and cash equivalents  (includes restricted cash of $7,273 at
       September 30, 2002 and $5,752 at December 31, 2001)                                  $   61,976         $  137,823
     Accounts and notes receivable - trade, net of allowance for doubtful accounts
       of $21,039 at September 30, 2002 and $20,642 at December 31, 2001                       322,441            256,927
     Accounts receivable - affiliates                                                              319              4,375
     Inventories                                                                               227,058             62,942
     Prepaid and other current assets                                                           46,221             50,207
                                                                                      -------------------------------------
               Total current assets                                                            658,015            512,274
Property, Plant and Equipment, Net                                                           2,823,249          1,306,790
Investments in and Advances to Unconsolidated Affiliates                                       401,088            398,201
Intangible assets, net of accumulated amortization of $21,955 at
     September 30, 2002 and $13,084 at December 31, 2001                                       281,279            202,226
Goodwill                                                                                        81,547
Other Assets                                                                                     9,776              5,201
                                                                                      -------------------------------------
               Total                                                                        $4,254,954         $2,424,692
                                                                                      =====================================

                          LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Current maturities of debt                                                             $1,215,000
     Accounts payable - trade                                                                   85,972            $54,269
     Accounts payable - affiliates                                                              52,380             29,885
     Accrued gas payables                                                                      397,442            227,035
     Accrued expenses                                                                           24,766             22,460
     Accrued interest                                                                           15,491             24,302
     Other current liabilities                                                                  45,025             44,764
                                                                                      -------------------------------------
               Total current liabilities                                                     1,836,076            402,715
Long-Term Debt                                                                               1,313,507            855,278
Other Long-Term Liabilities                                                                      8,020              8,061
Minority Interest                                                                               67,142             11,716
Commitments and Contingencies
Partners' Equity
     Common Units  (131,894,766 Units outstanding at September 30, 2002
       and 102,721,830 at December 31, 2001)                                                   731,876            651,872
     Subordinated Units (32,114,804 Units outstanding at September 30, 2002
       and 42,819,740 at December 31, 2001)                                                    161,735            193,107
     Special Units (10,000,000 Units outstanding at September 30, 2002
       and 29,000,000 Units at December 31, 2001)                                              143,926            296,634
     Treasury Units, at cost (859,200 Common Units
       outstanding at September 30, 2002 and 327,200 at December 31, 2001)                     (17,808)            (6,222)
     General Partner                                                                            10,480             11,531
                                                                                      -------------------------------------
               Total Partners' Equity                                                        1,030,209          1,146,922
                                                                                      -------------------------------------
               Total                                                                        $4,254,954         $2,424,692
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

                                 See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Partners L.P.
                                             Statements of Consolidated Operations
                                        (Dollars in thousands, except per Unit amounts)
                                                          (Unaudited)

                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                -----------------------------------------------------------
                                                                     2002          2001           2002           2001
                                                                -----------------------------------------------------------
REVENUES
Revenues from consolidated operations                                $943,313      $723,329     $2,391,624     $2,519,041
Equity income in unconsolidated affiliates                              5,963         6,289         22,258         17,350
                                                                -----------------------------------------------------------
         Total                                                        949,276       729,618      2,413,882      2,536,391
                                                                -----------------------------------------------------------
COST AND EXPENSES
Operating costs and expenses                                          868,631       634,496      2,278,675      2,263,876
Selling, general and administrative                                    12,289         7,716         27,991         21,621
                                                                -----------------------------------------------------------
         Total                                                        880,920       642,212      2,306,666      2,285,497
                                                                -----------------------------------------------------------
OPERATING INCOME                                                       68,356        87,406        107,216        250,894
OTHER INCOME (EXPENSE)
Interest expense                                                      (30,690)      (12,610)       (68,235)       (35,928)
Interest income from unconsolidated affiliates                             28                          120             31
Dividend income from unconsolidated affiliates                                          392          2,196          2,024
Interest income - other                                                   434           861          2,009          6,338
Other, net                                                                 74          (275)            43           (806)
                                                                -----------------------------------------------------------
          Other income  (expense)                                     (30,154)      (11,632)       (63,867)       (28,341)
                                                                -----------------------------------------------------------
INCOME BEFORE PROVISION FOR
  TAXES AND MINORITY INTEREST                                          38,202        75,774         43,349        222,553
PROVISION FOR TAXES                                                    (2,056)                      (2,056)
                                                                -----------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                        36,146        75,774         41,293        222,553
MINORITY INTEREST                                                      (1,296)         (767)        (1,326)        (2,245)
                                                                -----------------------------------------------------------
NET INCOME                                                           $ 34,850      $ 75,007     $   39,967     $  220,308
                                                                ===========================================================

ALLOCATION OF NET INCOME TO:
          Limited partners                                           $ 32,076      $ 73,408     $   33,299     $  216,339
                                                                ===========================================================
          General partner                                            $  2,774      $  1,599     $    6,668     $    3,969
                                                                ===========================================================

BASIC EARNINGS PER UNIT
          Income before minority interest                            $   0.21      $   0.53     $     0.23     $     1.59
                                                                ===========================================================
          Net income per Common and Subordinated unit                $   0.20      $   0.52     $     0.22     $     1.58
                                                                ===========================================================

DILUTED EARNINGS PER UNIT
          Income before minority interest                            $   0.19      $   0.43     $     0.20     $     1.29
                                                                ===========================================================
          Net income per Common, Subordinated
                and Special unit                                     $   0.18      $   0.43     $     0.19     $     1.28
                                                                ===========================================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Partners L.P.
                                             Statements of Consolidated Cash Flows
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                       ----------------------------------
                                                                                             2002             2001
                                                                                        ----------------------------------
OPERATING ACTIVITIES
Net income                                                                                  $   39,967         $220,308
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities:
      Depreciation and amortization                                                             62,907           37,245
      Equity in income of unconsolidated affiliates                                            (22,258)         (17,350)
      Distributions received from unconsolidated affiliates                                     40,114           30,602
      Leases paid by EPCO                                                                        6,782            7,900
      Minority interest                                                                          1,326            2,245
      Loss (gain) on sale of assets                                                                  6             (392)
      Deferred income tax expense                                                                  529
      Changes in fair market value of financial instruments                                     12,830          (39,430)
      Net effect of changes in operating accounts                                               27,906         (116,362)
                                                                                       ----------------------------------
          Operating activities cash flows                                                      170,109          124,766
                                                                                       ----------------------------------
INVESTING ACTIVITIES
Capital expenditures                                                                           (46,958)         (92,641)
Proceeds from sale of assets                                                                        18              567
Business acquisitions, net of cash received                                                 (1,615,298)        (225,665)
Acquisition of intangible asset                                                                 (2,000)
Investments in and advances to unconsolidated affiliates                                       (13,193)        (119,865)
                                                                                        ----------------------------------
          Investing activities cash flows                                                   (1,677,431)        (437,604)
                                                                                        ----------------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                                    1,883,000          449,717
Long-term debt repayments                                                                     (270,000)
Debt issuance costs                                                                            (16,522)          (3,125)
Cash dividends paid to partners                                                               (150,674)        (117,125)
Cash dividends paid to minority interest by Operating Partnership                               (1,650)          (1,203)
Cash contributions from minority interest                                                          109               80
Treasury Units purchased                                                                       (12,788)          (8,839)
Increase in restricted cash associated with commodity hedging activities                        (1,521)          (9,032)
                                                                                       ----------------------------------
          Financing activities cash flows                                                    1,429,954          310,473
                                                                                        ----------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (77,368)          (2,365)
CASH AND CASH EQUIVALENTS, JANUARY 1                                                           132,071           60,409
                                                                                       ----------------------------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                                     $   54,703         $ 58,044
                                                                                       ==================================

                                See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Partners L.P.
                                      Notes to Unaudited Consolidated Financial Statements

1.  GENERAL

In the opinion of Enterprise Products Partners L.P., the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of its consolidated financial position as of
September 30, 2002 and consolidated results of operations and cash flows for the three and nine months ended September 30, 2002 and
2001. Within these footnote disclosures of Enterprise Products Partners L.P., references to "we", "us", "our" or "the Company" shall mean the consolidated financial statements of Enterprise Products Partners L.P.

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Provision for taxes

As a result of our acquisition of Seminole on July 31, 2002 (see Note 2), we now recognize income tax expense related to this entity's operations.  Our provision for taxes is computed using the liability method and is provided on all temporary differences between the financial basis and the tax basis of Seminole's assets and liabilities.

2.  BUSINESS ACQUISITIONS

Acquisition of Mid-America and Seminole in July 2002

On July 31, 2002, we acquired equity interests in affiliates of Williams, which in turn, own controlling interests in Mid-America
Pipeline Company, LLC ("Mid-America," formerly Mid-America Pipeline Company) and Seminole Pipeline Company ("Seminole").  The
purchase price of the acquisitions was approximately $1.2 billion (subject to certain post-closing purchase price adjustments).

The acquisition of Mid-America and Seminole significantly enhances our existing asset base by:

|X|      accessing NGL-rich natural gas production in major North American natural gas producing regions;
|X|      expanding our integrated natural gas and NGL network;
|X|      providing access to new end markets for NGL products; and
|X|      increasing our gross margins from fee-based businesses.

In addition to our current strategic position in the Gulf of Mexico, we now have access to major supply basins throughout North
America, including the Rocky Mountain Overthrust, the San Juan and Permian basins, the Mid-Continent region and, through third-party pipeline connections, north into Canada's Western Sedimentary basin.  The combination of these assets with our existing assets also creates a significant link between Mont Belvieu, Texas and Conway, Kansas, the two largest NGL hubs in the United States, and provides additional access to new end markets for NGL products.

The acquisitions include a 98% ownership interest in Mapletree, LLC, which is the sole owner of Mid-America and certain propane terminals and storage facilities.  Mid-America owns a major NGL pipeline system consisting of three NGL pipelines, with 7,226 miles of pipeline.  Mid-America's 2,548-mile Rocky Mountain system transports mixed NGLs from the Rocky Mountain Overthrust and San Juan basin areas to the Hobbs hub located on the Texas-New Mexico border.  Its 2,740-mile Conway North segment links the large NGL hub at
Conway, Kansas to the upper Midwest; its 1,938-mile Conway South system connects the Conway hub with Kansas refineries and transports mixed NGLs from Conway, Kansas to the Hobbs hub.  We also acquired a 98% ownership interest in E-Oaktree, LLC, owner of an 80% equity interest in Seminole.  The Seminole pipeline consists of a 1,281-mile pipeline which transports mixed NGLs and NGL products from the Hobbs hub and the Permian basin to Mont Belvieu, Texas.

The funding of these acquisitions was accomplished by entering into a $1.2 billion 364-day credit facility (the "364-Day Term Loan";
see Note 8 for a description of this debt).  Our plans for permanent financing of these acquisitions include the issuance of equity and debt in amounts which are consistent with our objective of maintaining our financial flexibility and investment grade balance
sheet.    The post-closing purchase price adjustments are expected to be completed during the fourth quarter of 2002.  These acquisitions did not require any material governmental approvals.

Acquisition of Diamond-Koch propylene fractionation business in February 2002

In February 2002, we purchased various propylene fractionation assets and certain inventories of refinery grade propylene, propane, and polymer grade propylene from Diamond-Koch.  These include a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas (the "Splitter III" facility), a 50% interest in an entity which owns a polymer grade propylene export terminal located on the Houston Ship Channel in La Porte, Texas, and varying interests in several supporting distribution pipelines and related equipment.  Splitter III has the capacity to produce approximately 41 MBPD of polymer grade propylene.  These assets are part of our Mont Belvieu propylene fractionation operations, which is part of the Fractionation segment.  The purchase price of $239.0 million was funded by a drawdown on our Multi-Year and 364-Day Revolving Credit facilities (see Note 8).

Acquisition of Diamond-Koch storage business in January 2002

In January 2002, we purchased various hydrocarbon storage assets from Diamond-Koch.  The storage facilities consist of 30 salt dome storage caverns with a useable capacity of 68 million barrels, local distribution pipelines and related equipment.  The facilities provide storage services for mixed natural gas liquids, ethane, propane, butanes, natural gasoline and olefins (such as ethylene, polymer grade propylene, chemical grade propylene and refinery grade propylene).

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

Other minor acquisitions completed during 2002

We completed the purchase of an additional interest in our Mont Belvieu NGL fractionator from ChevronTexaco and the acquisition of a
gas processing plant and NGL fractionator in Louisiana from Western Resources during the second quarter of 2002.   Due to the
immaterial nature of these two transactions, our discussion of each is limited to the following:

Acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator. In September 2002, we finalized the acquisition of a 12.5% undivided ownership interest in our Mont Belvieu, Texas NGL fractionator from an affiliate of ChevronTexaco. The purchase
price of approximately $8.1 million was paid in May 2002.   ChevronTexaco was required to sell its 12.5% interest in a consent order by the FTC as a condition of approving the merger between Chevron and Texaco.  The effective date of the purchase was June 1, 2002.
As a result of this transaction, our ownership interest in the Mont Belvieu NGL fractionator increased to 75.0% from 62.5%.

Acquisition of gas processing and NGL fractionator assets from Western Gas Resources, Inc.   Effective June 2002, we acquired
a 160 MMcf/d natural gas processing plant, a 14.2 MBPD NGL fractionator and supporting assets (including contracts) from Western Gas
Resources, Inc. for approximately $32.6 million.   The "Toca-Western" facilities are located in St. Bernard Parish, Louisiana near our existing Toca natural gas processing plant.  The transaction was finalized in September 2002 with the expiration of certain preferential purchase rights to the facility held by third-parties.

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

Allocation of amounts paid during 2002

The acquisitions and post-closing adjustments described previously were accounted for under the purchase method of accounting and, accordingly, the cost of each has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                             D-K
                                               D-K        Propylene    Mid-America
                                             Storage    Fractionation  and Seminole      Other         Total
                                          ------------------------------------------------------------------------
Accounts and notes receivable                                            $   11,777                   $   11,777
Accounts receivable - affiliates                                              7,799                        7,799
Inventories                                                 $  4,994         14,376                       19,370
Prepaids and other current assets                  $890        3,148          8,445                       12,483
Property, plant and equipment                   120,571       96,772      1,284,337       $19,043      1,520,723
Investments in unconsolidated affiliates                       7,550                                       7,550
Intangible assets                                 8,127       53,000                       31,137         92,264
Goodwill                                                      73,691                                      73,691
Other assets                                                                  2,396                        2,396
Accounts payable - affiliates                                                (7,799)                      (7,799)
Accrued expenses                                                             (5,733)       (2,457)        (8,190)
Accrued interest                                                               (667)                        (667)
Other current liabilities                                       (107)       (11,254)       10,993           (368)
Long-term debt                                                              (60,000)                     (60,000)
Other long-term liabilities                                                     (90)                         (90)
Minority interest                                                           (55,641)                     (55,641)
                                          ------------------------------------------------------------------------
    Total purchase price                       $129,588     $239,048     $1,187,946       $58,716     $1,615,298
                                          ========================================================================

The fair value estimates for the D-K storage; D-K propylene fractionation; Mid-America and Seminole; and Toca-Western acquisitions were developed by independent appraisers using recognized business valuation techniques.  The allocation of the D-K storage purchase price is preliminary pending the results of a repermitting process expected to be complete during the fourth quarter of 2002.  Also, the Mid-America and Seminole allocations are preliminary pending completion of a final review of these businesses which is expected to be completed during the first quarter of 2003.  The purchase price allocations related to the Acadian Gas post-closing adjustment and the acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator are based on previously issued fair value reports.

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

Combined pro forma effect of Mid-America, Seminole, Diamond-Koch and Acadian Gas
     business acquisitions

The following table presents unaudited pro forma financial information incorporating the historical (pre-acquisition) financial results of the following acquired businesses:

|X|      D-K storage (acquired January 1, 2002) and propylene fractionation (acquired February 1, 2002);
|X|      Mid-America and Seminole (both acquired July 31, 2002); and
|X|      Acadian Gas (acquired April 1, 2001).

Our historical Statements of Consolidated Operations reflect the operations of each acquired business since their respective acquisition dates.

The following pro forma information have been prepared as if the acquisitions had been completed on January 1 of the respective
periods presented as opposed to the actual dates that these acquisitions occurred.   The pro forma information is based upon data
currently available to and certain estimates and assumptions made by management and, as a result, are not necessarily indicative of our financial results had the transactions actually occurred on these dates.  Likewise, the unaudited pro forma information is not necessarily indicative of our future financial results.

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                      ----------------------------------------------------------------------
                                                            2002             2001              2002             2001
                                                      ----------------------------------------------------------------------
PRO FORMA EARNINGS DATA
Revenues                                                     $988,512          $870,448       $2,595,587        $3,196,252
Operating income                                               82,667           113,634          186,973           315,907
Net income                                                   $ 42,583          $ 77,950       $   74,529        $  220,442

Income before minority interest                              $ 44,418          $ 80,008       $   79,227        $  225,774
Less:  General partner interest                                (2,851)           (1,628)          (7,014)           (3,971)
                                                      ----------------------------------------------------------------------
Net income before minority interest available
  to Limited Partners                                          41,567            79,380           72,213           221,803
Less:  Minority interest                                       (1,835)           (2,059)          (4,698)           (5,332)
                                                      ----------------------------------------------------------------------
Net income available to Limited Partners                     $ 39,732          $ 76,321       $   67,515        $  216,471
                                                      ======================================================================

PRO FORMA BASIC EARNINGS PER UNIT
Numerator:
      Net income before minority interest available
        to Limited Partners                                  $ 41,567          $ 78,380       $   72,213        $  221,803
      Net income available to Limited Partners               $ 39,732          $ 76,321       $   67,515        $  216,471
Denominator, weighted-average Units outstanding               157,617           141,814          149,519           135,334
Pro forma basic earnings per Unit:
      Net income before minority interest available
        to Limited Partners                                     $0.26             $0.55       $     0.48        $     1.64
      Net income available to Limited Partners                  $0.25             $0.54       $     0.45        $     1.60

PRO FORMA DILUTED EARNINGS PER UNIT
Numerator:
      Net income before minority interest available
        to Limited Partners                                  $ 41,567          $ 78,380       $   72,213        $  221,803
      Net income available to Limited Partners               $ 39,732          $ 76,321       $   67,515        $  216,471
Denominator, weighted-average Units outstanding               174,019           172,206          174,274           169,638
Pro forma basic earnings per Unit:
      Net income before minority interest available
        to Limited Partners                                  $   0.24          $   0.46       $     0.41        $     1.31
      Net income available to Limited Partners               $   0.23          $   0.44       $     0.39        $     1.28

Pro forma net income for each period includes (among other pro forma adjustments) the impact of interest expense associated with the
$1.2 billion 364-Day Term Loan related to the Mid-America and Seminole acquisitions.    The pro forma earnings data assume that the
entire $1.2 billion 364-Day Term Loan is outstanding during all periods presented.   To the extent that we refinance the Mid-America
and Seminole acquisitions using equity offerings, interest expense will be reduced as the proceeds from such offerings are applied
against outstanding debt.   In October 2002, we completed an equity offering of 9.8 million Common Units which generated proceeds of

approximately $180 million after expenses (see Note 14 for a description of this subsequent event).   The proceeds from this offering
were used to partially repay debt.   Neither pro forma interest expense nor earnings per Unit reflect the impact of the October 2002 equity offering.

Total pro forma interest expense for the three months ending September 30, 2002 and 2001 was $35.8 million and $31.5 million, respectively.  Included in these amounts is the effect of the one-year amortization of the debt issuance costs we incurred to secure the 364-Day Term Loan ($1.2 million in pro forma amortization expense for the 2002 period and $3.8 million for the 2001 period).
Additionally, the pro forma interest expense adjustment directly attributable to the 364-Day Term Loan was $3.2 million for the
third quarter of 2002 and $9.6 million for the third quarter of 2001.   Our historical results for the third quarter of
2002 already include the effects of the 364-Day Term Loan for two months (August and September).

Total pro forma interest expense for the nine months ending September 30, 2002 and 2001 was $103.0 million and $91.1 million, respectively.  The pro forma adjustment relating to the amortization of the debt issuance costs was $8.8 million for the 2002 period and $11.3 million for the 2001 period.  The pro forma interest expense adjustment directly attributable to the 364-Day Term Loan was
$22.4 million for the 2002 period and $28.8 million for the 2001 period.

3.  INVENTORIES

Our inventories were as follows at the dates indicated:

                                       September 30,      December 31,
                                            2002              2001
                                     -------------------------------------

Working inventory                              $153,802           $29,393
Forward-sales inventory                          51,732            33,549
Peak Season inventory                            21,524
                                     -------------------------------------
   Inventory                                   $227,058           $62,942
                                     =====================================

A description of each inventory is as follows:

o        Our regular trade (or "working") inventory is comprised of inventories of natural gas, NGLs and petrochemicals that are available for sale.  This inventory is valued at the lower of average cost or market, with "market" being determined by spot-market related prices.
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

Due to fluctuating market conditions in the NGL, natural gas and petrochemical industry, we occasionally recognize  lower of average cost or market ("LCM") adjustments when the cost of our inventories exceed their net realizable value.  These non-cash adjustments are charged to operating costs and expenses in the period they are recognized and generally affect our segment operating results in the following manner:

o        NGL inventory write downs are recorded as a cost of the Processing segment's merchant activities;
o        Natural gas inventory write downs are recorded as a cost of the Pipeline segment's Acadian Gas operations; and
o        Petrochemical inventory write downs are recorded as a cost of the Fractionation segment's propylene fractionation business.

For the third quarter of 2002 and 2001, we recognized $1.5 million and $9.7 million, respectively, of LCM adjustments primarily against NGL inventories.  For the first nine months of 2002 and 2001, we recognized LCM adjustments of $6.2 million and $37.5 million, respectively, primarily against NGL inventories. To the extent our commodity hedging strategies address inventory-related
risks and are successful, these inventory valuation adjustments are mitigated (or in some cases, offset).   See Note 12 for a
description of our commodity hedging activities.

4.  PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation were as follows at the dates indicated:

                                                     Estimated
                                                    Useful Life    September 30,      December 31,
                                                     in Years           2002              2001
                                                   ---------------------------------------------------
Plants and pipelines                                   5-35              $2,892,092        $1,398,843
Underground and other storage facilities               5-35                 252,487           127,900
Transportation equipment                               3-35                   3,902             3,736
Land                                                                         20,313            15,517
Construction in progress                                                     40,467            98,844
                                                                 -------------------------------------
    Total                                                                 3,209,261         1,644,840
Less accumulated depreciation                                               386,012           338,050
                                                                 -------------------------------------
    Property, plant and equipment, net                                   $2,823,249        $1,306,790
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

Depreciation expense for the three months ended September 30, 2002 and 2001 was $20.6 million and $11.5 million, respectively. For the nine months ended September 30, 2002 and 2001, it was $48.6 million and $31.8 million, respectively.

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
(collectively, "La Porte") which together own a private polymer grade propylene pipeline extending from Mont Belvieu to La Porte,
Texas.    In addition, we acquired 50% of the outstanding capital stock of Olefins Terminal Corporation ("OTC") which owns a polymer grade propylene storage facility and related dock infrastructure (located on the Houston Ship Channel) for loading waterborne propylene vessels. Both the La Porte and OTC investments are considered an integral part of our Splitter III propylene fractionation
operations.   These investments are classified as part of our Fractionation operating segment.  The following table shows the aggregate amount of investments in and advances to (and our ownership percentages in) unconsolidated affiliates at September 30,
2002 and December 31, 2001:

                                                 Ownership        September 30,       December 31,
                                                Percentages            2002                2001
                                             ----------------------------------------------------------
Accounted for on equity basis:
     Pipelines                                 19.88% to 50%              $212,834            $216,029
     Fractionation                               30% to 50%                 97,952              93,329
     Octane Enhancement                            33.33%                   57,302              55,843
Accounted for on cost basis:
     Processing                                    13.10%                   33,000              33,000
                                                                ---------------------------------------
        Total                                                             $401,088            $398,201
                                                                =======================================

The following table shows equity in income (loss) of unconsolidated affiliates for the three and nine months ended September 30,
2002 and 2001:

                                                            Three Months Ended                 Nine Months Ended
                                       Ownership               September 30,                     September 30,
                                                      --------------------------------------------------------------------
                                      Percentages          2002             2001             2002             2001
                                    -------------------------------------------------------------------------------------
Pipelines                            19.88% to 50%             $2,705           $3,432          $ 9,506          $ 6,838
Fractionation                          30% to 50%               2,103            1,948            5,714            4,201
Octane Enhancement                       33.33%                 1,155              909            7,038            6,311
                                                     --------------------------------------------------------------------
      Total                                                    $5,963           $6,289          $22,258          $17,350
                                                     ====================================================================

Our initial investment in Promix, La Porte, Dixie, Neptune and Nemo exceeded our share of the historical cost of the underlying net assets of such entities ("excess cost").  The excess cost of these investments is reflected in our investments in and advances to unconsolidated affiliates for these entities.  The excess cost amounts related to Promix, La Porte and Nemo are attributable to the tangible plant and pipeline assets of each entity, and are amortized against equity earnings from these entities in a manner similar
to depreciation.   The excess cost of Dixie includes amounts attributable to both goodwill and tangible pipeline assets, with that portion assigned to the pipeline assets being amortized in a manner similar to depreciation. The goodwill inherent in Dixie's excess
cost is subject to periodic impairment testing and is not amortized.   The following table summarizes our excess cost information:

                                                                                                 Amortization
                                                                                                  Charged to
                                          Initial             Unamortized balance at           Equity Earnings
                                           Excess        September 30,       December 31,           during          Amortization
                                            Cost             2002                2001                2002              Period
                                       --------------------------------------------------------------------------------------------
Fractionation segment:
    Promix                                     $7,955              $6,695             $7,083                 $298     20 years
    La Porte                                      873                 844                n/a                   29     35 years
Pipelines segment:
    Dixie
       Attributable to pipeline assets         28,448              26,277             26,887                  610     35 years
       Goodwill                                 9,246               8,827              8,827                  n/a       n/a
    Neptune                                    12,768              12,130             12,404                  274     35 years
    Nemo                                          727                 703                718                   16     35 years

The following tables present summarized income statement information for our unconsolidated investments accounted for under the equity method (for the periods indicated on a 100% basis).

                                            Summarized Income Statement Data for the Three Months Ended
                          -------------------------------------------------------------------------------------------------
                                        September 30, 2002                               September 30, 2001
                          -----------------------------------------------  ------------------------------------------------
                                            Operating          Net                            Operating          Net
                             Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Pipelines                        $79,903         $12,379         $10,277           $77,884         $16,843         $13,556
Fractionation                     21,180           6,874           6,842            19,363           6,213           6,283
Octane Enhancement                61,501           3,393           3,466            54,955           2,060           2,725
                          -----------------------------------------------  ------------------------------------------------
       Total                    $162,584         $22,646         $20,585          $152,202         $25,116         $22,564
                          ===============================================  ================================================

                                             Summarized Income Statement Data for the Nine Months Ended
                          -------------------------------------------------------------------------------------------------
                                        September 30, 2002                               September 30, 2002
                          -----------------------------------------------  ------------------------------------------------
                                            Operating          Net                            Operating          Net
                             Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Pipelines                       $210,789         $36,569         $29,987          $187,197         $37,134         $28,854
Fractionation                     60,360          18,719          18,686            55,364          13,633          13,944
Octane Enhancement               167,562          20,940          21,113           168,873          17,982          18,932
                          -----------------------------------------------  ------------------------------------------------
       Total                    $438,711         $76,228         $69,786          $411,434         $68,749         $61,730
                          ===============================================  ================================================

Uncertainties regarding our investment in BEF

We have a 33.3% ownership interest in BEF, which owns a facility currently producing MTBE.   MTBE has come under scrutiny by various
governmental agencies and environmental groups over the last few years because underground storage tanks filled with motor gasoline containing MTBE have leaked contaminating water supplies. Certain states, primarily California, have moved to ban or reduce MTBE use due to these concerns.  The California ban takes effect during the first quarter of 2004. In addition, the U.S. Senate, in April
2002, passed an energy bill that includes a total ban on the use of MTBE, which if ultimately adopted would be effective in four years.  The Senate bill is now in a conference committee with the U.S. House of Representatives for resolution.  The U.S. House of
Representatives energy bill, which passed in August 2001, contains no such ban.   We can give no assurance as to whether the federal
government or individual states will ultimately adopt legislation banning the use of MTBE.

In April 2002, a jury in California found three energy companies liable for polluting Lake Tahoe's drinking water with MTBE.   While
this decision sets no legal precedent, this was the first time that a jury has defined gasoline containing MTBE to be a "defective
product".    This development has no direct impact on BEF since our customer uses the MTBE we produce in its eastern U.S. operations.

In light of these developments, we and the other two partners of BEF are actively compiling a contingency plan for the BEF facility should MTBE be banned.  We are currently leaning towards a possible conversion of the facility from MTBE production to alkylate production.  In addition to MTBE's value in reducing air pollution, it is a significant source of octane in the U.S. motor gasoline pool.  Octane is a critical quality of motor gasoline.  Therefore, we believe that if MTBE usage is banned or significantly curtailed, the motor gasoline industry would need a substitute additive to maintain octane levels in gasoline and that alkylate
would be an economic and effective substitute.   We are currently conducting a detailed engineering study that is expected to be completed by the end of the first quarter of 2003, at which time we expect a more definitive conversion cost estimate will be available.  The cost to convert the facility will depend on the type of alkylate process chosen and level of alkylate production desired by the partnership.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS AFFECTING US

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

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition.  In accordance with SFAS No. 141, we reclassified the MBA goodwill to a
separate line item on our consolidated balance sheet apart from the Shell contract.   The value of the Shell natural gas processing
agreement will continue to be amortized over its remaining contract term of approximately 18 years; however, amortization of the MBA
goodwill will cease.   The MBA goodwill will be subject to periodic impairment testing in accordance with SFAS No. 142 due to its indefinite life.  For additional information regarding our intangible assets and goodwill (including significant additions to both classes of assets as a result of the Diamond-Koch acquisitions), see Note 7.

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
statement.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets

The following table summarizes our intangible assets at September 30, 2002 and December 31, 2001:

                                                                   At September 30, 2002        At December 31, 2001
                                                                 --------------------------   --------------------------
                                                     Gross          Accum.      Carrying         Accum.      Carrying
                                                     Value          Amort.       Value           Amort.       Value
                                                  -------------  --------------------------   --------------------------
Shell natural gas processing agreement                $206,331      $(20,252)     $186,079       $(11,962)     $194,369
Mont Belvieu Storage II contracts                        8,127          (174)        7,953
Mont Belvieu Splitter III contracts                     53,000        (1,010)       51,990
Toca-Western natural gas processing contracts           11,096          (185)       10,911
Toca-Western NGL fractionation contracts                20,041          (334)       19,707
Venice contracts (a)                                     4,639                       4,639
MBA acquisition goodwill (b)                             8,979                                     (1,122)        7,857
                                                  -------------  --------------------------   --------------------------
     Total                                            $312,213      $(21,955)     $281,279       $(13,084)     $202,226
                                                  =============  ==========================   ==========================

Notes:
(a)  Amortization scheduled to begin when contracted-volumes begin to be processed in 2003.
(b)  Amount reclassified to Goodwill on January 1, 2002 per transition provisions of SFAS 142.

At September 30, 2002, our intangible assets consisted of:

|X|      the Shell natural gas processing agreement that we acquired as part of the TNGL acquisition in August 1999;
|X|      certain storage and propylene fractionation contracts we acquired in connection with the Diamond-Koch acquisitions in
         January and February 2002;
|X|      certain natural gas processing and NGL fractionation contracts we acquired in connection with the Toca-Western acquisition in June 2002; and
|X|      certain NGL-related contracts (the "Venice contracts") we acquired during the third quarter of 2002.

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

The following table shows amortization expense associated with our intangible assets for the three and nine months ended September
30, 2002 and 2001:
                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                   ----------------------------------------------------
                                                       2002         2001         2002         2001
                                                   ----------------------------------------------------
Shell natural gas processing agreement                   $2,763       $2,222       $8,290       $4,497
Mont Belvieu Storage II contracts                            58                       174
Mont Belvieu Splitter III contracts                         379                     1,010
Toca-Western natural gas processing contracts               185                       185
Toca-Western NGL fractionation contracts                    334                       334
MBA acquisition goodwill (a)                                             112                       337
                                                   ----------------------------------------------------
     Total                                               $3,719       $2,334       $9,993       $4,834
                                                   ====================================================
Notes:
(a)  Effective January 1, 2002, goodwill is no longer subject to amortization under SFAS 142 guidelines.

The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over the remainder of its initial 20-year contract term (currently $11.1 million annually from 2002 through 2019).  The values of the propylene fractionation and storage contracts acquired from Diamond-Koch are being amortized on a straight-line basis over the economic life of the assets
to which they relate, which is currently estimated at 35 years.   The Toca-Western natural gas processing contracts are being amortized over the expected 20-year remaining life of the natural gas supplies supporting these contracts.  The value of the
Toca-Western NGL fractionation contracts is being amortized over the expected 20-year remaining life of the assets to which they relate.

The initial $4.6 million value of the Venice contracts will be amortized over 14 years beginning in the third quarter of 2003.  The value of these contracts will increase to $6.6 million during the third quarter of 2003 when a counterparty to one of the contracts completes certain pipeline modifications.

For 2002, amortization expense attributable to intangible assets is currently estimated at $13.7 million.   Based on information
currently available, we expect that amortization expense relating to existing intangibles will increase to $14.8 million during each of the years 2003 through 2007.

Goodwill

At September 30, 2002, the value of goodwill was $81.5 million.   Our goodwill is attributable to the excess of the purchase price over the fair value of assets acquired and is comprised of the following (values as of September 30, 2002):

o    $73.6 million associated with the purchase of propylene fractionation assets from Diamond-Koch in February 2002; and,
o    $7.9 million related to the July 1999 purchase of an additional ownership interest in MBA, which in turn owned an interest in our Mont Belvieu NGL fractionation facility.

At December 31, 2001, the goodwill associated with the MBA acquisition was recorded as part of our intangible assets.

Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized but will be annually assessed for recoverability.  In addition, we will periodically review the reporting units to which the goodwill amounts relate if impairment
indicators are evident.   If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, will be calculated and compared to its combined
book value.   Our goodwill amounts are classified as part of the Fractionation segment since they are related to assets recorded in this operating segment.

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

Pro Forma impact of discontinuation of amortization of goodwill

The following table discloses the unaudited pro forma impact on earnings of discontinuing amortization of the MBA goodwill for the periods indicated:

                                               Three Months        Nine Months
                                                  Ended               Ended
                                              September 30,       September 30,
                                                   2001                2001
                                           ----------------------------------------
Reported net income                                   $75,007            $220,308
Discontinue goodwill amortization                         111                 333
Adjust minority interest expense                           (1)                 (3)
                                           ----------------------------------------
Adjusted net income                                   $75,117            $220,638
                                           ========================================

On a pro forma basis, earnings per Unit (both basic and diluted) were not affected by the discontinuation of goodwill amortization due to the immaterial nature of the pro forma adjustment.

8.  DEBT OBLIGATIONS

Our debt consisted of the following at:

                                                                       September 30,   December 31,
                                                                            2002           2001
                                                                       -------------------------------
Borrowings under:
     364-Day Term Loan, variable-rate, $150 million due December 2002,    $1,200,000
           $450 million due March 2003 and $600 million due July 2003
     Senior Notes B, 7.50% fixed-rate, due February 2011                     450,000        $450,000
     Senior Notes A, 8.25% fixed-rate, due March 2005                        350,000         350,000
     Multi-Year Revolving Credit facility, variable-rate, due                240,000
     November 2005
     364-Day Revolving Credit facility, variable-rate,
           due November 2003  (see Note 14)                                  173,000
     MBFC Loan, 8.70% fixed-rate, due March 2010                              54,000          54,000
     Seminole Notes, 6.67% fixed-rate, $15 million due
         each December, 2002 through 2005                                     60,000
                                                                       -------------------------------
            Total principal amount                                         2,527,000         854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                      1,834           1,653
Less unamortized discount on:
     Senior Notes A                                                              (90)           (117)
     Senior Notes B                                                             (237)           (258)
Less current maturities of debt                                           (1,215,000)
                                                                       -------------------------------
            Long-term debt                                                $1,313,507        $855,278
                                                                       ===============================

364-Day Term Loan and Seminole Notes

364-Day Term Loan.  The Operating Partnership entered into a $1.2 billion senior unsecured 364-day variable-rate term loan to fund the acquisition of Mid-America and Seminole from Williams on July 31, 2002.  The term loan will generally bear interest at either (as defined within the loan agreement):

|X|      the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus one-half percent; or
|X|      a Eurodollar Rate, with any rate in effect being increased by an appropriate applicable margin.

For the period in which this debt was outstanding, the weighted-average interest rate charged was 3.41%.   We applied approximately
$180 million in proceeds from our October 2002 equity offering to partially repay this Term Loan (see Note 14).

Seminole Notes.  On July 31, 2002, Seminole had $60 million in 6.67% fixed-rate senior unsecured notes outstanding. The notes amortize by $15 million each December 1 through 2005.  In accordance with generally accepted accounting principles, this debt is consolidated on our balance sheet because of our 78.4% ownership interest in Seminole.

Significant amendments to Multi-Year and 364-Day Revolving Credit facilities

The following significant amendments to the Multi-Year and 364-Day Revolving Credit facilities have been made during 2002:

|X|      In April 2002, our total borrowing capacity under these two facilities was increased to $500 million, of which $87 million was outstanding at September 30, 2002.  The amount that we can borrow under the Multi-Year Revolving Credit facility was

         increased by $20 million to $270 million.   Likewise, the amount that we can borrow under the 364-Day Revolving Credit facility was increased by $80 million to $230 million.
|X|      In April 2002, our debt covenants under these facilities were amended to allow us to exclude up to $50.0 million in commodity hedging losses we incurred during the first four months of 2002 from the calculation of Consolidated EBITDA (as defined in the revolving credit agreements).  The amendment also increased the ratio of Consolidated Indebtedness to
         Consolidated EBITDA allowed under the facilities for certain periods.
|X|      In July 2002, we amended our Multi-Year and 364-Day Revolving Credit facility to allow us to incur additional indebtedness for the interim financing of the Mid-America and Seminole pipeline systems.  This amendment provided for an increase in the amount of Consolidated Indebtedness to Consolidated EBITDA allowed under the facilities. In addition, the negative covenant on Indebtedness (as defined in the revolving credit agreements) was amended to permit the Seminole Notes.

See Note 14 for description of an amendment executed in November 2002 whereby the maturity of the 364-Day Revolving Credit agreement was extended from November 15, 2002 to November 14, 2003.

During the first nine months of 2002, the range of interest rates paid on the Multi-Year and 364-Day Revolving Credit facilities was
2.32% to 2.59%.   The weighted-average interest rates paid on Multi-Year and 364-Day Revolving Credit facilities during the period was 2.31% and 2.46%, respectively.

Guarantor relationships

Enterprise Products Partners L.P. acts as guarantor of certain of the Operating Partnership's debt obligations.  This parent-subsidiary guaranty provision exists under our 364-Day Term Loan; Senior Notes A and B; MBFC Loan; and the Multi-Year and
364-Day Revolving Credit facilities.

Letters of Credit

At September 30, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Revolving Credit facility of which $2.4 million was outstanding.
Other

The indentures under which Senior Notes A and B and the MBFC Loan were issued contain various restrictive covenants.  We were in compliance with these covenants at September 30, 2002.

The 364-Day Term Loan, Multi-Year Revolving Credit facility, and 364-Day Revolving Credit facility contain various affirmative and
negative covenants applicable to the Operating Partnership.   The covenants of the 364-Day Term Loan are similar to those required under the Multi-Year and 364-Day Revolving Credit facilities. As such, the 364-Day Term Loan agreement contains covenants related to our ability to incur certain indebtedness, grant certain liens, enter into certain merger or consolidation transactions, and make certain investments. In addition, the 364-Day Term Loan requires us to satisfy certain financial covenants at the end of each fiscal
quarter.   We were in compliance with the covenants of these three debt agreements at September 30, 2002.

The Seminole Note agreements contain various restrictive covenants, such as minimum net worth requirements and those restricting
Seminole's ability to borrow additional funds.   Seminole was in compliance with these covenants at September 30, 2002.

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

Treasury Units

During the first quarter of 1999, the Operating Partnership established the EPOLP 1999 Grantor Trust (the "Trust") to fund future obligations under EPCO's long-term incentive plan (through the exercise of Common Unit options granted to directors of the General
Partner and EPCO employees who participate in the business of the Operating Partnership).  The Common Units purchased by the Trust
are accounted for in a manner similar to treasury stock under the cost method of accounting.   At September 30, 2002, the Trust held
427,200 Common Units that are classified as Treasury Units.   The Trust purchased 100,000 Common Units during the first nine months of 2002 at a cost of $2.4 million.

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

In April 2002, management modified the Buy-Back Program to treat Common Units repurchased by the Company as Treasury Units.    For
accounting purposes, Units repurchased by the Company will be held in treasury to fund future obligations under EPCO's long-term incentive plan (i.e, used for the same intent as that contemplated for the Common Units repurchased by the Trust).  The Company purchased 432,000 Common Units during the first nine months of 2002 at a cost of $10.3 million. At September 30, 2002, an additional
618,400 Common Units could be repurchased under the Buy-Back Program.

During the second quarter of 2002, 51,959 Common Units were reissued from the Company's Treasury Units at their weighted-average cost of $1.2 million to fulfill our obligations under certain employee Unit option agreements of EPCO.

Comprehensive Income

We report comprehensive income or loss in our Statements of Consolidated Partners' Equity and Comprehensive Income.  For the nine months ended September 30, 2001, the cumulative transition adjustment resulting from the adoption of SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities, as amended and interpreted, was the only item of other comprehensive income for us and reduced Comprehensive Income by $2.3 million.

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

Unit and diluted earnings per Unit for the three and nine months ended September 30, 2002 and 2001.

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                          --------------------------  ---------------------------
                                              2002         2001           2002         2001
                                          --------------------------  ---------------------------

Income before minority interest               $36,146      $75,774        $41,293      $222,553
General partner interest                       (2,774)      (1,599)        (6,668)       (3,969)
                                          --------------------------  ---------------------------
Income before minority interest                33,372       74,175         34,625       218,584
    available to Limited Partners
Minority interest                              (1,296)        (767)        (1,326)       (2,245)
                                          --------------------------  ---------------------------
Net income available to Limited Partners      $32,076      $73,408        $33,299      $216,339
                                          ==========================  ===========================

BASIC EARNINGS PER UNIT
Numerator
       Income before minority interest
       available to Limited Partners          $33,372      $74,175        $34,625      $218,584
                                          ==========================  ===========================
       Net income available
       to Limited Partners                    $32,076      $73,408        $33,299      $216,339
                                          ==========================  ===========================
Denominator
       Common Units outstanding               125,502       98,994        112,699        94,698
       Subordinated Units outstanding          32,115       42,820         36,820        42,820
                                          --------------------------  ---------------------------
       Total                                  157,617      141,814        149,519       137,518
                                          ==========================  ===========================
Basic Earnings per Unit
       Income before minority interest
       available to Limited Partners          $  0.21      $  0.52        $  0.23      $   1.59
                                          ==========================  ===========================
       Net income available
       to Limited Partners                    $  0.20      $  0.52        $  0.22      $   1.57
                                          ==========================  ===========================
DILUTED EARNINGS PER UNIT
Numerator
       Income before minority interest
       available to Limited Partners          $33,372      $74,175        $34,625      $218,584
                                          ==========================  ===========================
       Net income available
       to Limited Partners                    $32,076      $73,408        $33,299      $216,339
                                           ==========================  ===========================
Denominator
       Common Units outstanding               125,502       98,994        112,699        94,698
       Subordinated Units outstanding          32,115       42,820         36,820        42,820
       Special Units outstanding               16,402       30,392         24,755        32,120
                                          --------------------------  ---------------------------
       Total                                  174,019      172,206        174,274       169,638
                                          ==========================  ===========================
Diluted Earnings per Unit
       Income before minority interest
       available to Limited Partners          $  0.19      $  0.43        $  0.20      $   1.29
                                          ==========================  ===========================
       Net income available
       to Limited Partners                    $  0.18      $  0.43        $  0.19      $   1.28
                                          ==========================  ===========================

11.  SUPPLEMENTAL CASH  FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                  Nine Months Ended
                                                                    September 30,
                                                          ----------------------------------
                                                                2002             2001
                                                          ----------------------------------
(Increase) decrease in:
      Accounts and notes receivable                              $(49,675)       $ 153,224
      Inventories                                                (144,746)         (44,755)
      Prepaid and other current assets                             16,183           (8,732)
      Other assets                                                 (3,326)            (122)
Increase (decrease) in:
      Accounts payable                                             54,198          (79,413)
      Accrued gas payable                                         170,407         (153,039)
      Accrued expenses                                             (5,884)          (6,500)
      Accrued interest                                             (9,478)           9,311
      Other current liabilities                                       372           13,540
      Other liabilities                                              (145)             124
                                                          ----------------------------------
Net effect of changes in operating accounts                      $ 27,906        $(116,362)
                                                          ==================================

During the first nine months of 2002, we completed $1.6 billion in business acquisitions of which the purchase price allocations of
each affected various balance sheet accounts.   See Note 2 for information regarding the allocation of the purchase price for these acquisitions.

We record various financial instruments relating to commodity positions and interest rate swaps at their respective fair values using mark-to-market accounting.  For the nine months ended September 30, 2002, we recognized a net $12.8 million in non-cash mark-to-market losses related to decreases in the fair value of these financial instruments, primarily in our commodity financial
instruments portfolio.   For the nine months ended September 30, 2001, we recognized a net $39.4 million in non-cash mark-to-market income from our financial instruments portfolio.

During the third quarter of 2002, we made the first of two cash payments to acquire certain processing-related contract rights connected to the Venice gas processing facility.  Of the initial $4.6 million value of this intangible asset group, $2.6 million was reclassified from construction-in-progress and $2.0 million represented the actual cash payment made to the third-party.  The amount spent on construction-in-progress was reclassified due to the direct linkage between the capital expenditures made and the successful negotiation of the Venice contracts. The remaining $2.0 million is scheduled to be paid during the third quarter of 2003.

Cash and cash equivalents at September 30, 2002, per the Statements of Consolidated Cash Flows, excludes $7.3 million of restricted cash.  This restricted cash represents amounts held by a brokerage firm as margin deposits associated with our financial instruments portfolio and for physical purchase transactions made on the NYMEX exchange.

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
which the closed instrument relates.

Our commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133 because of ineffectiveness.  A hedge is normally regarded as effective if, among other things, at inception and throughout the term of the financial instrument, we could expect changes in the fair value of the hedged item to be almost fully offset by the changes
in the fair value of the financial instrument.   When financial instruments do not qualify as effective hedges under the guidelines of SFAS No. 133, changes in the fair value of these positions are recorded on the balance sheet and in earnings through mark-to-
market accounting.  The use of mark-to-market accounting for these ineffective instruments results in a degree of non-cash earnings volatility that is dependent upon changes in the underlying commodity prices.

We recognized a loss of $52.3 million in the first nine months of 2002 from our commodity hedging activities, of which $45.1 million
was attributable to the first quarter of 2002.   These losses are treated as an increase in operating costs and expenses in our
Statements of Consolidated Operations.  Of this amount, $41.7 million has been realized (e.g., paid out to counterparties).  The remaining $10.6 million represents the negative change in value of the open positions between December 31, 2001 and September 30,
2002 (based on market prices at those dates).  The market value of our open positions at September 30, 2002 was $2.7 million payable
(a loss).

For the first nine months of 2001, we recognized income of $118.6 million from these activities of which $5.6 million was recorded
in the first quarter; $64.7 million in the second quarter; and $48.3 million in the third quarter.   Of the $118.6 million in
commodity hedging income recorded during the first nine months of 2001, $34.6 million was attributable to the market value of open positions at September 30, 2001.

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

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our
requirements.   At December 31, 2001 and September 30, 2002, we had one interest rate swap outstanding having a notional amount of
$54 million extending through March 2010.  Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based
variable-rate.   If it elects to do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.8 million during the first nine months of 2002 from our interest rate swap that is treated as a reduction
of interest expense ( with $0.1 million recorded in the third quarter of 2002).    The market value of the interest rate swap at
September 30, 2002 was $1.6 million.   During the first nine months of 2001, we were party to several interest rate swaps having a variety of terms and notional amounts.  We recognized $13.2 million in income from these instruments during the first nine months of
2001.

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
Most of our plant-based operations are located primarily along the western Gulf Coast in Texas, Louisiana and Mississippi.   Our
pipelines and related operations are in a number of regions of the United States including the Gulf of Mexico offshore Louisiana
(certain natural gas pipelines); the south and southeastern United States (primarily in the Texas, Louisiana and Mississippi
regions); and certain regions of the central and western United States.   The Mid-America pipeline system extends from the Hobbs hub located on the Texas-New Mexico border to Wyoming along one route and to Minnesota, Wisconsin and Illinois along other routes.  Our merchant businesses are headquartered in Houston, Texas at our main office and service customers in a number of regions in the
United States including the Gulf Coast, West Coast and Mid-Continent areas.

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

A reconciliation of segment gross operating margin to consolidated income before provision for taxes and minority interest follows:

                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,
                                                     ----------------------------------------------------------
                                                          2002          2001           2002          2001
                                                     ----------------------------------------------------------
Total segment gross operating margin                      $107,205      $110,849       $200,556      $314,997
    Depreciation and amortization                          (24,292)      (13,071)       (58,491)      (34,893)
    Retained lease expense, net                             (2,274)       (2,660)        (6,852)       (7,980)
    (Gain) loss on sale of assets                                6             4             (6)          391
    Selling, general and administrative                    (12,289)       (7,716)       (27,991)      (21,621)
                                                     ----------------------------------------------------------
Consolidated operating income                               68,356        87,406        107,216       250,894
    Interest expense                                       (30,690)      (12,610)       (68,235)      (35,928)
    Interest income from unconsolidated affiliates              28                          120            31
    Dividend income from unconsolidated affiliates                           392          2,196         2,024
    Interest income-other                                      434           861          2,009         6,338
    Other,net                                                   74          (275)            43          (806)
                                                     ----------------------------------------------------------
Consolidated income before taxes
   and minority interest                                  $ 38,202      $ 75,774       $ 43,349      $222,553
                                                     ==========================================================

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                       Operating Segments
                                   -----------------------------------------------------------        Adjs.
                                                                               Octane                  and       Consol.
                                       Fractionation  Pipelines  Processing  Enhancement   Other      Elims.      Totals
                                   -------------------------------------------------------------------------------------
Revenues from
   external customers:
    Three months ended Sept. 30, 2002     $179,781    $174,303   $588,828                   $401                 $943,313
    Three months ended Sept. 30, 2001       75,842     127,687    519,165                    635                  723,329
    Nine months ended Sept. 30,  2002      458,548     411,973  1,519,803                  1,300                2,391,624
    Nine months ended Sept. 30,  2001      252,087     313,832  1,951,176                  1,946                2,519,041

Intersegment and intrasegment
   revenues:
    Three months ended Sept. 30, 2002       59,737      27,469    123,049                    100   $(210,355)
    Three months ended Sept. 30, 2001       41,273      22,464    244,145                     99    (307,981)
    Nine months ended Sept. 30,  2002      149,237      77,557    390,278                    302    (617,374)
    Nine months ended Sept. 30,  2001      127,058      67,874    486,111                    290    (681,333)

Equity income in
   unconsolidated affiliates:
    Three months ended Sept. 30, 2002        2,102       2,705                 $1,156                               5,963
    Three months ended Sept. 30, 2001        1,948       3,432                    909                               6,289
    Nine months ended Sept. 30,  2002        5,714       9,506                  7,038                              22,258
    Nine months ended Sept. 30,  2001        4,201       6,838                  6,311                              17,350

Total revenues:
    Three months ended Sept. 30, 2002      241,620     204,477    711,877       1,156        501    (210,355)     949,276
    Three months ended Sept. 30, 2001      119,063     153,583    763,310         909        734    (307,981)     729,618
    Nine months ended Sept. 30,  2002      613,499     499,036  1,910,081       7,038      1,602    (617,374)   2,413,882
    Nine months ended Sept. 30,  2001      383,346     388,544  2,437,287       6,311      2,236    (681,333)   2,536,391

Total gross operating margin
   by segment:
    Three months ended Sept. 30, 2002       34,585      63,887      8,417       1,156       (840)                 107,205
    Three months ended Sept. 30, 2001       35,189      22,415     52,026         909        310                  110,849
    Nine months ended Sept. 30,  2002       92,815     128,745    (26,141)      7,038     (1,901)                 200,556
    Nine months ended Sept. 30,  2001       93,660      65,234    148,536       6,311      1,256                  314,997

Segment assets:
    At September 30, 2002                  437,362   2,198,230    137,699                  9,491      40,467    2,823,249
    At December 31, 2001                   357,122     717,348    124,555                  8,921      98,844    1,306,790

Investments in and advances
   to unconsolidated affiliates:
    At September 30, 2002                   97,952     212,834     33,000      57,302                             401,088
    At December 31, 2001                    93,329     216,029     33,000      55,843                             398,201

Intangible Assets:
    At September 30, 2002                   71,697       7,953    201,629                                         281,279
    At December 31, 2001                     7,857                194,369                                         202,226

Goodwill:
    At September 30, 2002                   81,547                                                                 81,547

Consolidated revenues for the third quarter of 2002 increased $219.7 million over those of the third quarter of 2001.  The increase is primarily due to businesses we have acquired during 2002 such as Splitter III, Mid-America and Seminole (see Note 2).
Consolidated revenues for the first nine months of 2002 decreased $122.5 million from those recorded during the same period in
2001.   The decrease in year-to-date revenues is primarily due to lower NGL prices which negatively affected Processing revenues offset by the positive effect of revenues from businesses acquired during 2002.

Gross operating margin for the third quarter of 2002 decreased $3.6 million compared to the third quarter of 2001.
The decrease was primarily due to a $43.6 million decline in gross operating margin from Processing offset by a $41.5 million increase in margin from our Pipelines segment.  The quarter-to-quarter gross operating margin variance in Processing is primarily attributable to a $49.7 million negative change in commodity hedging results between the periods:  the 2001 period includes $48.3
million of income from these activities whereas the 2002 period includes a loss of $1.4 million.   The $41.5 million positive change
in gross operating margin from the Pipelines segment is primarily due to the acquisition of Mid-America and Seminole (which added
$30.1 million in gross operating margin to our third quarter of 2002 results) and increased earnings from our Mont Belvieu storage facilities (including those we acquired in January 2002 from Diamond-Koch).

Gross operating margin for the nine months ended September 30, 2002 decreased $114.4 million compared to the same period during
2001.  The decrease in year-to-date gross operating margin is principally due to a $174.7 million decrease in our Processing segment
offset by a $63.5 million increase from our Pipelines segment.   The largest contributing factor to the decline in Processing was a
$170.9 million negative change in commodity hedging results between the periods.  We recorded $118.6 million in income from  certain
natural-gas based commodity hedging strategies during the first nine months of 2001.   These strategies did not perform as
anticipated during the first quarter of 2002, leading us to exit many of these strategies.  We recorded a loss of $52.3 million from our commodity hedging activities during the first nine months of 2002, of which $45.1 million was recognized during the first
quarter, $5.8 million during the second quarter and $1.4 million during the third quarter.    The increase in earnings from our
Pipelines segment is primarily due to the positive effect of businesses we have acquired over the last two years (Mid-America,
Seminole, Acadian Gas and Mont Belvieu storage operations).

Since January 1, 2002, segment assets have increased $1.5 billion primarily due to acquisitions completed during the year (see Note
2). Intangible assets increased $79.1 million since January 1, 2002 primarily the result of the contract-based intangible assets we
acquired from Diamond-Koch and Toca-Western (see Note 7).   Goodwill was $81.5 million at September 30, 2002 due to the goodwill we added as a result of the Diamond-Koch acquisition and the reclassification of the goodwill associated with the 1999 MBA acquisition
(see Note 7).

14.  SUBSEQUENT EVENTS

Common Unit offering in October 2002

On October 3, 2002, we completed a public offering of 9.8 million Common Units.   The Common Units were priced at $18.99 per Unit,
based on the closing price of our Common Units on the NYSE on October 2, 2002.  We granted the underwriters an option to purchase up to 1.47 million additional Common Units to cover over-allotments.  The net proceeds from the offering of approximately $180 million were used to repay a portion of the debt incurred to finance the Mid-America and Seminole acquisitions.  The application of these proceeds met the payment required under the 364-Day Term Loan scheduled for December 2002.

Amendment of 364-Day Revolving Credit Agreement

On October 28, 2002, our Operating Partnership completed an amendment which refinanced its 364-Day Revolving Credit facility.  The amendment, which has an effective date of November 15, 2002, extends the maturity of the current unsecured 364-Day Revolving Credit facility from November 15, 2002 to November 14, 2003.

                                                 PART I. FINANCIAL INFORMATION.
                                          Item 1B. CONSOLIDATED FINANCIAL STATEMENTS.
                                               Enterprise Products Operating L.P.
                                                  Consolidated Balance Sheets
                                                     (Dollars in thousands)

                                                                                       September 30,
                                                                                           2002            December 31,
                                      ASSETS                                            (unaudited)            2001
                                                                                    ---------------------------------------
Current Assets
     Cash and cash equivalents (includes restricted cash of $7,273 at
        September 30, 2002 and $5,752 at December 31, 2001)                                 $   61,835         $  137,823
     Accounts and notes receivable - trade, net of allowance for doubtful accounts of $21,039 at September 30, 2002 and $20,642 at
        December 31, 2001                                                                      322,441            256,927
     Accounts receivable - affiliates                                                            1,622              4,405
     Inventories                                                                               227,058             62,942
     Prepaid and other current assets                                                           46,221             50,207
                                                                                    ---------------------------------------
               Total current assets                                                            659,177            512,304
Property, Plant and Equipment, Net                                                           2,823,249          1,306,790
Investments in and Advances to Unconsolidated Affiliates                                       401,088            398,201
Intangible assets, net of accumulated amortization of $21,955 at
     September 30, 2002 and $13,084 at December 31, 2001                                       281,279            202,226
Goodwill                                                                                        81,547
Other Assets                                                                                     9,776              5,201
                                                                                    ---------------------------------------
               Total                                                                        $4,256,116         $2,424,722
                                                                                    =======================================

                         LIABILITIES AND PARTNERS' EQUITY
Current Liabilities
     Current maturities of debt                                                             $1,215,000
     Accounts payable - trade                                                                   85,972            $54,269
     Accounts payable - affiliate                                                               52,381             33,691
     Accrued gas payables                                                                      397,442            227,035
     Accrued expenses                                                                           24,766             22,233
     Accrued interest                                                                           15,491             24,302
     Other current liabilities                                                                  45,028             44,767
                                                                                    ---------------------------------------
               Total current liabilities                                                     1,836,080            406,297
Long-Term Debt                                                                               1,313,507            855,278
Other Long-Term Liabilities                                                                      8,020              8,061
Minority Interest                                                                               59,334              1,468
Commitments and Contingencies
Partners' Equity
     Limited Partner                                                                         1,037,251          1,148,124
     General Partner                                                                            10,584             11,716
     Parent's Units acquired by Trust                                                           (8,660)            (6,222)
                                                                                    ---------------------------------------
               Total Partners' Equity                                                        1,039,175          1,153,618
                                                                                    ---------------------------------------
               Total                                                                        $4,256,116         $2,424,722
                                                                                    =======================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Operating L.P.
                                             Statements of Consolidated Operations
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                       --------------------------------------------------------------------
                                                             2002             2001             2002             2001
                                                       --------------------------------------------------------------------
REVENUES
Revenues from consolidated operations                         $943,313         $723,329       $2,391,624       $2,519,041
Equity income in unconsolidated affiliates                       5,963            6,289           22,258           17,350
                                                       --------------------------------------------------------------------
         Total                                                 949,276          729,618        2,413,882        2,536,391
                                                       --------------------------------------------------------------------
COST AND EXPENSES
Operating costs and expenses                                   868,631          634,496        2,278,675        2,263,876
Selling, general and administrative                             12,271            7,644           27,872           22,230
                                                       --------------------------------------------------------------------
         Total                                                 880,902          642,140        2,306,547        2,286,106
                                                       --------------------------------------------------------------------
OPERATING INCOME                                                68,374           87,478          107,335          250,285
OTHER INCOME (EXPENSE)
Interest expense                                               (30,689)         (12,610)         (68,234)         (35,928)
Interest income from unconsolidated affiliates                      28                               120               15
Dividend income from unconsolidated affiliates                                      392            2,196            2,024
Interest income - other                                            576            1,018            2,396            6,789
Other, net                                                          74             (275)             (68)            (806)
                                                       --------------------------------------------------------------------
          Other income  (expense)                              (30,011)         (11,475)         (63,590)         (27,906)
                                                       --------------------------------------------------------------------
INCOME BEFORE PROVISION FOR
  TAXES AND MINORITY INTEREST                                   38,363           76,003           43,745          222,379
PROVISION FOR TAXES                                             (2,056)                           (2,056)
                                                       --------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                                 36,307           76,003           41,689          222,379
MINORITY INTEREST                                                 (988)             (46)          (1,074)            (113)
                                                       --------------------------------------------------------------------
NET INCOME                                                    $ 35,319         $ 75,957       $   40,615       $  222,266
                                                       ====================================================================

                                 See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Operating L.P.
                                             Statements of Consolidated Cash Flows
                                                     (Dollars in thousands)
                                                          (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              ----------------------------
                                                                                 2002          2001
                                                                             ----------------------------
OPERATING ACTIVITIES
Net income                                                                     $   40,615      $222,266
Adjustments to reconcile net income to cash flows provided by
     (used for) operating activities:
     Depreciation and amortization                                                 62,907        37,245
     Equity in income of unconsolidated affiliates                                (22,258)      (17,350)
     Distributions received from unconsolidated affiliates                         40,114        30,602
     Leases paid by EPCO                                                            6,852         7,980
     Minority interest                                                              1,074           113
     Loss (gain) on sale of assets                                                      6          (392)
     Deferred income tax expense                                                      529
     Changes in fair market value of financial instruments                         12,830       (39,429)
     Net effect of changes in operating accounts                                   23,055      (117,669)
                                                                             ----------------------------
Operating activities cash flows                                                   165,724        123,366
                                                                             ----------------------------
INVESTING ACTIVITIES
Capital expenditures                                                              (46,958)      (92,641)
Proceeds from sale of assets                                                           18           567
Business acquisitions, net of cash acquired                                    (1,615,298)     (225,665)
Acquisition of intangible asset                                                    (2,000)
Investments in and advances to unconsolidated affiliates                          (13,193)     (119,865)
                                                                             ----------------------------
Investing activities cash flows                                                (1,677,431)     (437,604)
                                                                             ----------------------------
FINANCING ACTIVITIES
Long-term debt borrowings                                                       1,883,000       449,716
Long-term debt repayments                                                        (270,000)
Debt issuance costs                                                               (16,522)       (3,126)
Cash distributions to partners                                                   (159,510)     (119,084)
Cash distributions to minority interest                                              (173)          (58)
Cash contribution from General Partner                                                 39
Cash contributions from minority interest                                           1,324           134
Parent's Units acquired by consolidated Trust                                      (2,439)       (8,838)
Increase in restricted cash associated with commodity hedging activities           (1,521)       (9,032)
                                                                             ----------------------------
Financing activities cash flows                                                 1,434,198       309,712
                                                                             ----------------------------
CASH CONTRIBUTION FROM EPCO
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (77,509)       (4,526)
CASH AND CASH EQUIVALENTS, JANUARY 1                                              132,071        58,446
                                                                             ----------------------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                        $   54,562      $ 53,920
                                                                             ============================

                        See Notes to Unaudited Consolidated Financial Statements

                                               Enterprise Products Operating L.P.
                                      Notes to Unaudited Consolidated Financial Statements

1.  GENERAL

In the opinion of Enterprise Products Operating L.P., the accompanying unaudited consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of its consolidated financial position as of
September 30, 2002 and consolidated results of operations and cash flows for the three and nine months ended September 30, 2002 and
2001.  Within these footnote disclosures of Enterprise Products Operating L.P., references to "we", "us", "our" or "the Company"
shall mean the consolidated financial statements of Enterprise Products Operating L.P.   References to "Limited Partner" shall mean
the consolidated financial statements of our parent, Enterprise Products Partners L.P., which are included elsewhere in this combined report on Form 10-Q.

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Provision for taxes

As a result of our acquisition of Seminole on July 31, 2002 (see Note 2), we now recognize income tax expense related to this entity's operations.  Our provision for taxes is computed using the liability method and is provided on all temporary differences between the financial basis and the tax basis of Seminole's assets and liabilities.

2.  BUSINESS ACQUISITIONS

Acquisition of Mid-America and Seminole in July 2002

On July 31, 2002, we acquired equity interests in affiliates of Williams, which in turn, own controlling interests in Mid-America
Pipeline Company, LLC ("Mid-America," formerly Mid-America Pipeline Company) and Seminole Pipeline Company ("Seminole").  The
purchase price of the acquisitions was approximately $1.2 billion (subject to certain post-closing purchase price adjustments) .

The acquisition of Mid-America and Seminole significantly enhances our existing asset base by:

|X|      accessing NGL-rich natural gas production in major North American natural gas producing regions;
|X|      expanding our integrated natural gas and NGL network;
|X|      providing access to new end markets for NGL products; and
|X|      increasing our gross margins from fee-based businesses.

In addition to our current strategic position in the Gulf of Mexico, we now have access to major supply basins throughout North
America, including the Rocky Mountain Overthrust, the San Juan and Permian basins, the Mid-Continent region and, through third-party pipeline connections, north into Canada's Western Sedimentary basin.  The combination of these assets with our existing assets also creates a significant link between Mont Belvieu, Texas and Conway, Kansas, the two largest NGL hubs in the United States, and provides additional access to new end markets for NGL products.

The acquisitions include a 98% ownership interest in Mapletree, LLC, which is the sole owner of Mid-America and certain propane terminals and storage facilities.  Mid-America owns a major NGL pipeline system consisting of three NGL pipelines, with 7,226 miles of pipeline.  Mid-America's 2,548-mile Rocky Mountain system transports mixed NGLs from the Rocky Mountain Overthrust and San Juan basin areas to the Hobbs hub located on the Texas-New Mexico border.  Its 2,740-mile Conway North segment links the large NGL hub at
Conway, Kansas to the upper Midwest; its 1,938-mile Conway South system connects the Conway hub with Kansas refineries and transports mixed NGLs from Conway, Kansas to the Hobbs hub.  We also acquired a 98% ownership interest in E-Oaktree, LLC, owner of an 80% equity interest in Seminole.  The Seminole pipeline consists of a 1,281-mile pipeline which transports mixed NGLs and NGL products from the Hobbs hub and the Permian basin to Mont Belvieu, Texas.

The funding of these acquisitions was accomplished by entering into a $1.2 billion 364-day credit facility (the "364-Day Term Loan";
see Note 8 for a description of this debt).  Our plans for permanent financing of these acquisitions include the issuance of equity
(by our Limited Partner) and debt in amounts which are consistent with our objective of maintaining our financial flexibility and investment grade balance sheet. The post-closing purchase price adjustments are expected to be completed during the fourth quarter of 2002.  These acquisitions did not require any material governmental approvals.

Acquisition of Diamond-Koch propylene fractionation business in February 2002

In February 2002, we purchased various propylene fractionation assets and certain inventories of refinery grade propylene, propane, and polymer grade propylene from Diamond-Koch.  These include a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas (the "Splitter III" facility), a 50% interest in an entity which owns a polymer grade propylene export terminal located on the Houston Ship Channel in La Porte, Texas, and varying interests in several supporting distribution pipelines and related equipment.  Splitter III has the capacity to produce approximately 41 MBPD of polymer grade propylene.  These assets are part of our Mont Belvieu propylene fractionation operations, which is part of the Fractionation segment.  The purchase price of $239.0 million was funded by a drawdown on our Multi-Year and 364-Day Revolving Credit facilities (see Note 8).

Acquisition of Diamond-Koch storage business in January 2002

In January 2002, we purchased various hydrocarbon storage assets from Diamond-Koch.  The storage facilities consist of 30 salt dome storage caverns with a useable capacity of 68 million barrels, local distribution pipelines and related equipment.  The facilities provide storage services for mixed natural gas liquids, ethane, propane, butanes, natural gasoline and olefins (such as ethylene, polymer grade propylene, chemical grade propylene and refinery grade propylene).

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

Other minor acquisitions completed during 2002

We completed the purchase of an additional interest in our Mont Belvieu NGL fractionator from ChevronTexaco and the acquisition of a
gas processing plant and NGL fractionator in Louisiana from Western Resources during the second quarter of 2002.   Due to the
immaterial nature of these two transactions, our discussion of each is limited to the following:

Acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator. In September 2002, we finalized the acquisition of a 12.5% undivided ownership interest in our Mont Belvieu, Texas NGL fractionator from an affiliate of ChevronTexaco. The purchase
price of approximately $8.1 million was paid in May 2002.   ChevronTexaco was required to sell its 12.5% interest in a consent order by the FTC as a condition of approving the merger between Chevron and Texaco.  The effective date of the purchase was June 1, 2002.
As a result of this transaction, our ownership interest in the Mont Belvieu NGL fractionator increased to 75.0% from 62.5%.

Acquisition of gas processing and NGL fractionator assets from Western Gas Resources, Inc.   In June 2002, we acquired a 160
MMcf/d natural gas processing plant, a 14.2 MBPD NGL fractionator and supporting assets (including contracts) from Western Gas
Resources, Inc. for approximately $32.6 million.   The "Toca-Western" facilities are located in St. Bernard Parish, Louisiana near our existing Toca natural gas processing plant.  The transaction was finalized in September 2002 with the expiration of certain preferential purchase rights to the facility held by third-parties.

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

Allocation of amounts paid during 2002

The acquisitions and post-closing adjustments described previously were accounted for under the purchase method of accounting and, accordingly, the cost of each has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                             D-K
                                               D-K        Propylene    Mid-America
                                             Storage    Fractionation  and Seminole      Other         Total
                                          ------------------------------------------------------------------------
Accounts and notes receivable                                            $   11,777                   $   11,777
Accounts receivable - affiliates                                              7,799                        7,799
Inventories                                                 $  4,994         14,376                       19,370
Prepaids and other current assets                  $890        3,148          8,445                       12,483
Property, plant and equipment                   120,571       96,772      1,284,337       $19,043      1,520,723
Investments in unconsolidated affiliates                       7,550                                       7,550
Intangible assets                                 8,127       53,000                       31,137         92,264
Goodwill                                                      73,691                                      73,691
Other assets                                                                  2,396                        2,396
Accounts payable - affiliates                                                (7,799)                      (7,799)
Accrued expenses                                                             (5,733)       (2,457)        (8,190)
Accrued interest                                                               (667)                        (667)
Other current liabilities                                       (107)       (11,254)       10,993           (368)
Long-term debt                                                              (60,000)                     (60,000)
Other long-term liabilities                                                     (90)                         (90)
Minority interest                                                           (55,641)                     (55,641)
                                          ------------------------------------------------------------------------
    Total purchase price                       $129,588     $239,048     $1,187,946       $58,716     $1,615,298
                                          ========================================================================

The fair value estimates for the D-K storage; D-K propylene fractionation; Mid-America and Seminole; and Toca-Western acquisitions were developed by independent appraisers using recognized business valuation techniques.  The allocation of the D-K storage purchase price is preliminary pending the results of a repermitting process expected to be complete during the fourth quarter of 2002.  Also, the Mid-America and Seminole allocations are preliminary pending completion of a final review of these businesses which is expected to be completed during the first quarter of 2003.  The purchase price allocations related to the Acadian Gas post-closing adjustment and the acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator are based on previously issued fair value reports.

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

Combined pro forma effect of Mid-America, Seminole, Diamond-Koch and Acadian Gas
     business acquisitions

The following table presents unaudited pro forma financial information incorporating the historical (pre-acquisition) financial results of the following acquired businesses:

|X|      D-K storage (acquired January 1, 2002) and propylene fractionation (acquired February 1, 2002);
|X|      Mid-America and Seminole (both acquired July 31, 2002); and
|X|      Acadian Gas (acquired April 1, 2001).

Our historical Statements of Consolidated Operations reflect the operations of each acquired business since their respective acquisition dates.

The following pro forma information have been prepared as if the acquisitions had been completed on January 1 of the respective
periods presented as opposed to the actual dates that these acquisitions occurred.   The pro forma information is based upon data
currently available to and certain estimates and assumptions made by management and, as a result, are not necessarily indicative of our financial results had the transactions actually occurred on these dates.  Likewise, the unaudited pro forma information is not necessarily indicative of our future financial results.

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                           ---------------------------------------------------------------------
                                                 2002             2001              2002             2001
                                           ---------------------------------------------------------------------
PRO FORMA EARNINGS DATA
Revenues                                           $988,512          $870,448       $2,595,587       $3,196,252
Operating income                                     82,685           113,706          187,092          315,298
Net income                                         $ 43,052          $ 78,900       $   75,177       $  222,400

Pro forma net income for each period includes (among other pro forma adjustments) the impact of interest expense associated with the
$1.2 billion 364-Day Term Loan related to the Mid-America and Seminole acquisitions.    The pro forma earnings data assume that the
entire $1.2 billion 364-Day Term Loan is outstanding during all periods presented.   To the extent that we refinance the Mid-America
and Seminole acquisitions using equity offerings, interest expense will be reduced as the proceeds from such offerings are
contributed to us and applied against outstanding debt.   In October 2002, our Limited Partner completed an equity offering of 9.8
million Common Units which generated proceeds of approximately $180 million after expenses.   The proceeds from this offering were
contributed to us and used to partially repay debt.    Pro forma interest expense does not reflect the impact of the Limited
Partner's October 2002 contribution.

Total pro forma interest expense for the three months ending September 30, 2002 and 2001 was $35.8 million and $31.5 million, respectively.  Included in these amounts is the effect of the one-year amortization of the debt issuance costs we incurred to secure the 364-Day Term Loan ($1.2 million in pro forma amortization expense for the 2002 period and $3.8 million for the 2001 period).

Additionally, the pro forma interest expense adjustment directly attributable to the 364-Day Term Loan was $3.2 million for the
third quarter of 2002 and $9.6 million for the third quarter of 2001.   Our historical results for the third quarter of
2002 already include the effects of the 364-Day Term Loan for two months (August and September).

Total pro forma interest expense for the nine months ending September 30, 2002 and 2001 was $103.0 million and $91.1 million, respectively.  The pro forma adjustment relating to the amortization of the debt issuance costs was $8.8 million for the 2002 period and $11.3 million for the 2001 period.  The pro forma interest expense adjustment directly attributable to the 364-Day Term Loan was
$22.4 million for the 2002 period and $28.8 million for the 2001 period.

3.  INVENTORIES

Our inventories were as follows at the dates indicated:

                                       September 30,      December 31,
                                            2002              2001
                                     -------------------------------------

Working inventory                              $153,802           $29,393
Forward-sales inventory                          51,732            33,549
Peak Season inventory                            21,524
                                     -------------------------------------
   Inventory                                   $227,058           $62,942
                                     =====================================

A description of each inventory is as follows:

o        Our regular trade (or "working") inventory is comprised of inventories of natural gas, NGLs and petrochemicals that are available for sale.  This inventory is valued at the lower of average cost or market, with "market" being determined by spot-market related prices.
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

Due to fluctuating market conditions in the NGL, natural gas and petrochemical industry, we occasionally recognize  lower of average cost or market ("LCM") adjustments when the cost of our inventories exceed their net realizable value.  These non-cash adjustments are charged to operating costs and expenses in the period they are recognized and generally affect our segment operating results in the following manner:

o        NGL inventory write downs are recorded as a cost of the Processing segment's merchant activities;
o        Natural gas inventory write downs are recorded as a cost of the Pipeline segment's Acadian Gas operations; and
o        Petrochemical inventory write downs are recorded as a cost of the Fractionation segment's propylene fractionation business.

For the third quarter of 2002 and 2001, we recognized $1.5 million and $9.7 million, respectively, of LCM adjustments primarily against NGL inventories.  For the first nine months of 2002 and 2001, we recognized LCM adjustments of $6.2 million and $37.5
million, respectively, primarily against NGL inventories.   To the extent our commodity hedging strategies address inventory-related
risks and are successful, these inventory valuation adjustments are mitigated (or in some cases, offset).   See Note 11 for a
description of our commodity hedging activities.

4.  PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation were as follows at the dates indicated:

                                                     Estimated
                                                    Useful Life    September 30,      December 31,
                                                     in Years           2002              2001
                                                   ---------------------------------------------------
Plants and pipelines                                   5-35              $2,892,092        $1,398,843
Underground and other storage facilities               5-35                 252,487           127,900
Transportation equipment                               3-35                   3,902             3,736
Land                                                                         20,313            15,517
Construction in progress                                                     40,467            98,844
                                                                 -------------------------------------
    Total                                                                 3,209,261         1,644,840
Less accumulated depreciation                                               386,012           338,050
                                                                 -------------------------------------
    Property, plant and equipment, net                                   $2,823,249        $1,306,790
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

Depreciation expense for the three months ended September 30, 2002 and 2001 was $20.6 million and $11.5 million, respectively. For the nine months ended September 30, 2002 and 2001, it was $48.6 million and $31.8 million, respectively.

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
(collectively, "La Porte") which together own a private polymer grade propylene pipeline extending from Mont Belvieu to La Porte,
Texas.   In addition, we acquired 50% of the outstanding capital stock of Olefins Terminal Corporation ("OTC") which owns a polymer grade propylene storage facility and related dock infrastructure (located on the Houston Ship Channel) for loading waterborne propylene vessels. Both the La Porte and OTC investments are considered an integral part of our Splitter III propylene fractionation
operations.   These investments are classified as part of our Fractionation operating segment.

The following table shows the aggregate amount of investments in and advances to (and our ownership percentages in) unconsolidated affiliates at September 30, 2002 and December 31, 2001:

                                                 Ownership        September 30,       December 31,
                                                Percentages            2002                2001
                                             ----------------------------------------------------------
Accounted for on equity basis:
     Pipelines                                 19.88% to 50%              $212,834            $216,029
     Fractionation                               30% to 50%                 97,952              93,329
     Octane Enhancement                            33.33%                   57,302              55,843
Accounted for on cost basis:
     Processing                                    13.10%                   33,000              33,000
                                                                ---------------------------------------
        Total                                                             $401,088            $398,201
                                                                =======================================

The following table shows equity in income (loss) of unconsolidated affiliates for the three and nine months ended September 30,
2002 and 2001:

                                                            Three Months Ended                 Nine Months Ended
                                       Ownership               September 30,                     September 30,
                                                     --------------------------------------------------------------------
                                      Percentages          2002             2001             2002             2001
                                    -------------------------------------------------------------------------------------
Pipelines                            19.88% to 50%             $2,705           $3,432           $9,506           $6,838
Fractionation                          30% to 50%               2,103            1,948            5,714            4,201
Octane Enhancement                       33.33%                 1,155              909            7,038            6,311
                                                     --------------------------------------------------------------------
      Total                                                    $5,963           $6,289          $22,258          $17,350
                                                     ====================================================================

Our initial investment in Promix, La Porte, Dixie, Neptune and Nemo exceeded our share of the historical cost of the underlying net assets of such entities ("excess cost").  The excess cost of these investments is reflected in our investments in and advances to unconsolidated affiliates for these entities.  The excess cost amounts related to Promix, La Porte and Nemo are attributable to the tangible plant and pipeline assets of each entity, and are amortized against equity earnings from these entities in a manner similar
to depreciation.   The excess cost of Dixie includes amounts attributable to both goodwill and tangible pipeline assets, with that portion assigned to the pipeline assets being amortized in a manner similar to depreciation. The goodwill inherent in Dixie's excess
cost is subject to periodic impairment testing and is not amortized.   The following table summarizes our excess cost information:

                                                                                                 Amortization
                                                                                                  Charged to
                                          Initial             Unamortized balance at           Equity Earnings
                                           Excess        September 30,       December 31,           during          Amortization
                                            Cost             2002                2001                2002              Period
                                       --------------------------------------------------------------------------------------------
Fractionation segment:
    Promix                                     $7,955              $6,695             $7,083                 $298     20 years
    La Porte                                      873                 844                n/a                   29     35 years
Pipelines segment:
    Dixie
       Attributable to pipeline assets         28,448              26,277             26,887                  610     35 years
       Goodwill                                 9,246               8,827              8,827                  n/a       n/a
    Neptune                                    12,768              12,130             12,404                  274     35 years
    Nemo                                          727                 703                718                   16     35 years

The following tables present summarized income statement information for our unconsolidated investments accounted for under the equity method (for the periods indicated on a 100% basis).

                                            Summarized Income Statement Data for the Three Months Ended
                          -------------------------------------------------------------------------------------------------
                                        September 30, 2002                               September 30, 2001
                          -----------------------------------------------  ------------------------------------------------
                                            Operating          Net                            Operating          Net
                             Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Pipelines                       $ 79,903         $12,379         $10,277          $ 77,884         $16,843         $13,556
Fractionation                     21,180           6,874           6,842            19,363           6,213           6,283
Octane Enhancement                61,501           3,393           3,466            54,955           2,060           2,725
                          -------------------------------------------------------------------------------------------------
       Total                    $162,584         $22,646         $20,585          $152,202         $25,116         $22,564
                          =================================================================================================

                                             Summarized Income Statement Data for the Nine Months Ended
                          -------------------------------------------------------------------------------------------------
                                        September 30, 2002                               September 30, 2002
                          -----------------------------------------------  ------------------------------------------------
                                            Operating          Net                            Operating          Net
                             Revenues        Income          Income           Revenues         Income          Income
                          -----------------------------------------------  ------------------------------------------------
Pipelines                       $210,789         $36,569         $29,987          $187,197         $37,134         $28,854
Fractionation                     60,360          18,719          18,686            55,364          13,633          13,944
Octane Enhancement               167,562          20,940          21,113           168,873          17,982          18,932
                          -----------------------------------------------  ------------------------------------------------
       Total                    $438,711         $76,228         $69,786          $411,434         $68,749         $61,730
                          ===============================================  ================================================

Uncertainties regarding our investment in BEF

We have a 33.3% ownership interest in BEF, which owns a facility currently producing MTBE.   MTBE has come under scrutiny by various
governmental agencies and environmental groups over the last few years because underground storage tanks filled with motor gasoline containing MTBE have leaked contaminating water supplies. Certain states, primarily California, have moved to ban or reduce MTBE use due to these concerns.  The California ban takes effect during the first quarter of 2004. In addition, the U.S. Senate, in April
2002, passed an energy bill that includes a total ban on the use of MTBE, which if ultimately adopted would be effective in four years.  The Senate bill is now in a conference committee with the U.S. House of Representatives for resolution.  The U.S. House of
Representatives energy bill, which passed in August 2001, contains no such ban.   We can give no assurance as to whether the federal
government or individual states will ultimately adopt legislation banning the use of MTBE.

In April 2002, a jury in California found three energy companies liable for polluting Lake Tahoe's drinking water with MTBE.   While
this decision sets no legal precedent, this was the first time that a jury has defined gasoline containing MTBE to be a "defective
product".    This development has no direct impact on BEF since our customer uses the MTBE we produce in its eastern U.S. operations.

In light of these developments, we and the other two partners of BEF are actively compiling a contingency plan for the BEF facility should MTBE be banned.  We are currently leaning towards a possible conversion of the facility from MTBE production to alkylate production.  In addition to MTBE's value in reducing air pollution, it is a significant source of octane in the U.S. motor gasoline pool.  Octane is a critical quality of motor gasoline.  Therefore, we believe that if MTBE usage is banned or significantly curtailed, the motor gasoline industry would need a substitute additive to maintain octane levels in gasoline and that alkylate
would be an economic and effective substitute.   We are currently conducting a detailed engineering study that is expected to be completed by the end of the first quarter of 2003, at which time we expect a more definitive conversion cost estimate will be available.  The cost to convert the facility will depend on the type of alkylate process chosen and level of alkylate production desired by the partnership.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS AFFECTING US

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

At December 31, 2001, our intangible assets were comprised of the values associated with the Shell natural gas processing agreement and the goodwill related to the 1999 MBA acquisition.  In accordance with SFAS No. 141, we reclassified the MBA goodwill to a
separate line item on our consolidated balance sheet apart from the Shell contract.   The value of the Shell natural gas processing
agreement will continue to be amortized over its remaining contract term of approximately 18 years; however, amortization of the MBA
goodwill will cease.   The MBA goodwill will be subject to periodic impairment testing in accordance with SFAS No. 142 due to its indefinite life.  For additional information regarding our intangible assets and goodwill (including significant additions to both classes of assets as a result of the Diamond-Koch acquisitions), see Note 7.

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
statement.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets

The following table summarizes our intangible assets at September 30, 2002 and December 31, 2001:

                                                                   At September 30, 2002        At December 31, 2001
                                                                 --------------------------   --------------------------
                                                     Gross          Accum.      Carrying         Accum.      Carrying
                                                     Value          Amort.       Value           Amort.       Value
                                                  -------------  --------------------------   --------------------------
Shell natural gas processing agreement                $206,331      $(20,252)     $186,079       $(11,962)     $194,369
Mont Belvieu Storage II contracts                        8,127          (174)        7,953
Mont Belvieu Splitter III contracts                     53,000        (1,010)       51,990
Toca-Western natural gas processing contracts           11,096          (185)       10,911
Toca-Western NGL fractionation contracts                20,041          (334)       19,707
Venice contracts (a)                                     4,639                       4,639
MBA acquisition goodwill (b)                             8,979                                     (1,122)        7,857
                                                  -------------  --------------------------   --------------------------
     Total                                            $312,213      $(21,955)     $281,279       $(13,084)     $202,226
                                                  =============  ==========================   ==========================

Notes:
(a)  Amortization scheduled to begin when contracted-volumes begin to be processed in 2003.
(b)  Amount reclassified to Goodwill on January 1, 2002 per transition provisions of SFAS 142.

At September 30, 2002, our intangible assets consisted of:

|X|      the Shell natural gas processing agreement that we acquired as part of the TNGL acquisition in August 1999;
|X|      certain storage and propylene fractionation contracts we acquired in connection with the Diamond-Koch acquisitions in
         January and February 2002;
|X|      certain natural gas processing and NGL fractionation contracts we acquired in connection with the Toca-Western acquisition in June 2002; and
|X|      certain NGL-related contracts (the "Venice contracts") we acquired during the third quarter of 2002.

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

The following table shows amortization expense associated with our intangible assets for the three and nine months ended September
30, 2002 and 2001:

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                   ----------------------------------------------------
                                                       2002         2001         2002         2001
                                                   ----------------------------------------------------
Shell natural gas processing agreement                   $2,763       $2,222       $8,290       $4,497
Mont Belvieu Storage II contracts                            58                       174
Mont Belvieu Splitter III contracts                         379                     1,010
Toca-Western natural gas processing contracts               185                       185
Toca-Western NGL fractionation contracts                    334                       334
MBA acquisition goodwill (a)                                             112                       337
                                                   ----------------------------------------------------
     Total                                               $3,719       $2,334       $9,993       $4,834
                                                   ====================================================

Notes:
(a)  Effective January 1, 2002, goodwill is no longer subject to amortization under SFAS 142 guidelines.

The value of the Shell natural gas processing agreement is being amortized on a straight-line basis over the remainder of its initial 20-year contract term (currently $11.1 million annually from 2002 through 2019).  The values of the propylene fractionation and storage contracts acquired from Diamond-Koch are being amortized on a straight-line basis over the economic life of the assets
to which they relate, which is currently estimated at 35 years.   The Toca-Western natural gas processing contracts are being amortized over the expected 20-year remaining life of the natural gas supplies supporting these contracts.  The value of the
Toca-Western NGL fractionation contracts is being amortized over the expected 20-year remaining life of the assets to which they relate.

The initial $4.6 million value of the Venice contracts will be amortized over 14 years beginning in the third quarter of 2003.  The value of these contracts will increase to $6.6 million during the third quarter of 2003 when a counterparty to one of the contracts completes certain pipeline modifications.

For 2002, amortization expense attributable to intangible assets is currently estimated at $13.7 million.   Based on information
currently available, we expect that amortization expense relating to existing intangibles will increase to $14.8 million during each of the years 2003 through 2007.

Goodwill

At September 30, 2002, the value of goodwill was $81.5 million.   Our goodwill is attributable to the excess of the purchase price over the fair value of assets acquired and is comprised of the following (values as of September 30, 2002):

o    $73.6 million associated with the purchase of propylene fractionation assets from Diamond-Koch in February 2002; and,
o    $7.9 million related to the July 1999 purchase of an additional ownership interest in MBA, which in turn owned an interest in our Mont Belvieu NGL fractionation facility.

At December 31, 2001, the goodwill associated with the MBA acquisition was recorded as part of our intangible assets.

Since our adoption of SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized but will be annually assessed for recoverability.  In addition, we will periodically review the reporting units to which the goodwill amounts relate if impairment
indicators are evident.   If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, will be calculated and compared to its combined
book value.   Our goodwill amounts are classified as part of the Fractionation segment since they are related to assets recorded in this operating segment.

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

Pro Forma impact of discontinuation of amortization of goodwill

The following table discloses the unaudited pro forma impact on earnings of discontinuing amortization of the MBA goodwill for the periods indicated:

                                               Three Months        Nine Months
                                                  Ended               Ended
                                              September 30,       September 30,
                                                   2001                2001
                                           ----------------------------------------
Reported net income                                    $75,957            $222,266
Discontinue goodwill amortization                          111                 333
                                           ----------------------------------------
Adjusted net income                                    $76,068            $222,599
                                           ========================================

8.  DEBT OBLIGATIONS

Our debt consisted of the following at:

                                                                       September 30,   December 31,
                                                                            2002           2001
                                                                       -------------------------------
Borrowings under:
     364-Day Term Loan, variable-rate, $150 million due December 2002,    $1,200,000
          $450 million due March 2003 and $600 million due July 2003
     Senior Notes B, 7.50% fixed-rate, due February 2011                     450,000        $450,000
     Senior Notes A, 8.25% fixed-rate, due March 2005                        350,000         350,000
     Multi-Year Revolving Credit facility, variable-rate, due                240,000
     November 2005
     364-Day Revolving Credit facility, variable-rate,
           due November 2003  (see Note 13)                                  173,000
     MBFC Loan, 8.70% fixed-rate, due March 2010                              54,000          54,000
     Seminole Notes, 6.67% fixed-rate, $15 million due
         each December, 2002 through 2005                                     60,000
                                                                       -------------------------------
            Total principal amount                                         2,527,000         854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                      1,834           1,653
Less unamortized discount on:
     Senior Notes A                                                              (90)           (117)
     Senior Notes B                                                             (237)           (258)
Less current maturities of debt                                           (1,215,000)
                                                                       -------------------------------
            Long-term debt                                                $1,313,507        $855,278
                                                                       ===============================

364-Day Term Loan and Seminole Notes

364-Day Term Loan.  The Operating Partnership entered into a $1.2 billion senior unsecured 364-day variable-rate term loan to fund the acquisition of Mid-America and Seminole from Williams on July 31, 2002.  The term loan will generally bear interest at either (as defined within the loan agreement):

|X|      the greater of (a) the Prime Rate or (b) the Federal Funds Effective Rate plus one-half percent; or
|X|      a Eurodollar Rate, with any rate in effect being increased by an appropriate applicable margin.

For the period in which this debt was outstanding, the weighted-average interest rate charged was 3.41%.   We applied approximately
$180 million in proceeds from our Limited Partner's October 2002 equity offering to partially repay this Term Loan (see Note 13).

Seminole Notes.  On July 31, 2002, Seminole had $60 million in 6.67% fixed-rate senior unsecured notes outstanding. The notes amortize by $15 million each December 1 through 2005.  In accordance with generally accepted accounting principles, this debt is consolidated on our balance sheet because of our 78.4% ownership interest in Seminole.

Significant amendments to Multi-Year and 364-Day Revolving Credit facilities

The following significant amendments to the Multi-Year and 364-Day Revolving Credit facilities have been made during 2002:

|X|      In April 2002, our total borrowing capacity under these two facilities was increased to $500 million, of which $87 million was outstanding at September 30, 2002.  The amount that we can borrow under the Multi-Year Revolving Credit facility was
         increased by $20 million to $270 million.   Likewise, the amount that we can borrow under the 364-Day Revolving Credit facility was increased by $80 million to $230 million.

|X|      In April 2002, our debt covenants under these facilities were amended to allow us to exclude up to $50.0 million in commodity hedging losses we incurred during the first four months of 2002 from the calculation of Consolidated EBITDA (as defined in the revolving credit agreements).  The amendment also increased the ratio of Consolidated Indebtedness to
         Consolidated EBITDA allowed under the facilities for certain periods.

|X|      In July 2002, we amended our Multi-Year and 364-Day Revolving Credit facility to allow us to incur additional indebtedness fro the interim financing of the Mid-America and Seminole pipeline systems.  This amendment provided for an increase in the amount of Consolidated Indebtedness to Consolidated EBITDA allowed under the facilities. In addition, the negative covenant on Indebtedness (as defined in the revolving credit agreements) was amended to permit the Seminole Notes.

See Note 13 for description of an amendment executed in November 2002 whereby the maturity of the 364-Day Revolving Credit agreement was extended from November 15, 2002 to November 14, 2003.

During the first nine months of 2002, the range of interest rates paid on the Multi-Year and 364-Day Revolving Credit facilities was
2.32% to 2.59%.   The weighted-average interest rates paid on Multi-Year and 364-Day Revolving Credit facilities during the period was 2.31% and 2.46%, respectively.

Guarantor relationships

Enterprise Products Partners L.P. acts as guarantor of certain of the Operating Partnership's debt obligations.  This parent-subsidiary guaranty provision exists under our 364-Day Term Loan; Senior Notes A and B; MBFC Loan; and the Multi-Year and
364-Day Revolving Credit facilities.

Letters of Credit

At September 30, 2002, we had a total of $75 million of standby letters of credit capacity under our Multi-Year Revolving Credit facility of which $2.4 million was outstanding.

Other

The indentures under which Senior Notes A and B and the MBFC Loan were issued contain various restrictive covenants.  We were in compliance with these covenants at September 30, 2002.

The 364-Day Term Loan, Multi-Year Revolving Credit facility, and 364-Day Revolving Credit facility contain various affirmative and
negative covenants applicable to the Operating Partnership.   The covenants of the 364-Day Term Loan are similar to those required under the Multi-Year and 364-Day Revolving Credit facilities. As such, the 364-Day Term Loan agreement contains covenants related to our ability to incur certain indebtedness, grant certain liens, enter into certain merger or consolidation transactions, and make certain investments. In addition, the 364-Day Term Loan requires us to satisfy certain financial covenants at the end of each fiscal
quarter.   We were in compliance with the covenants of these three debt agreements at September 30, 2002.

The Seminole Note agreements contain various restrictive covenants, such as minimum net worth requirements and those restricting
Seminole's ability to borrow additional funds.   Seminole was in compliance with these covenants at September 30, 2002.

9.  CAPITAL STRUCTURE

Parent's Units acquired by Trust

During the first quarter of 1999, we established the EPOLP 1999 Grantor Trust (the "Trust") to fund potential future obligations under EPCO's long-term incentive plan (through the exercise of Common Unit options granted to directors of the General Partner and
EPCO employees who participate in our business). The Common Units of our parent purchased by the Trust are accounted for in a manner
similar to treasury stock under the cost method of accounting.   At September 30, 2002, the Trust held 427,200 Common Units.   The
Trust purchased 100,000 Common Units during the first nine months of 2002 at a cost of $2.4 million.

The Trust is a party to our parent's Unit Buy-Back Program under which the Trust and our parent can repurchase up to 2.0 million
Common Units.  The Common Unit purchases made during the first nine months of 2002 were under this program.   At September 30, 2002,
an additional 618,400 Common Units could be repurchased under this program by the Trust or our parent separately or in combination.
Purchases made by our parent will be funded by intercompany loans between us and our parent that will be settled on a quarterly basis.

The Unit totals noted above reflect a two-for-one split of our Parent's Units that occurred in May 2002.

Comprehensive Income

We report comprehensive income or loss in our Statements of Consolidated Partners' Equity and Comprehensive Income.  For the nine months ended September 30, 2001, the cumulative transition adjustment resulting from the adoption of SFAS No. 133, Accounting for
Derivative Instruments and Hedging Activities, as amended and interpreted, was the only item of other comprehensive income for us and reduced Comprehensive Income by $2.3 million.

10.  SUPPLEMENTAL CASH  FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                        -------------------------------------
                                                              2002               2001
                                                        -------------------------------------
(Increase) decrease in:
      Accounts and notes receivable                             $(50,948)         $ 151,246
      Inventories                                               (144,746)           (44,755)
      Prepaid and other current assets                            16,183             (8,732)
      Other assets                                                (3,326)              (121)
Increase (decrease) in:
      Accounts payable                                            50,393            (79,424)
      Accrued gas payable                                        170,407           (153,039)
      Accrued expenses                                            (5,657)            (5,818)
      Accrued interest                                            (9,478)
      Other current liabilities                                      372             22,850
      Other liabilities                                             (145)               124
                                                        -------------------------------------
Net effect of changes in operating accounts                     $ 23,055          $(117,669)
                                                        =====================================

During the first nine months of 2002, we completed $1.6 billion in business acquisitions of which the purchase price allocations of
each affected various balance sheet accounts.   See Note 2 for information regarding the allocation of the purchase price for these acquisitions.

We record various financial instruments relating to commodity positions and interest rate swaps at their respective fair values using mark-to-market accounting.  For the nine months ended September 30, 2002, we recognized a net $12.8 million in non-cash mark-to-market losses related to decreases in the fair value of these financial instruments, primarily in our commodity financial
instruments portfolio.   For the nine months ended September 30, 2001, we recognized a net $39.4 million in non-cash mark-to-market income from our financial instruments portfolio.

During the third quarter of 2002, we made the first of two cash payments to acquire certain processing-related contract rights connected to the Venice gas processing facility.  Of the initial $4.6 million value of this intangible asset group, $2.6 million was reclassified from construction-in-progress and $2.0 million represented the actual cash payment made to the third-party.  The amount spent on construction-in-progress was reclassified due to the direct linkage between the capital expenditures made and the successful negotiation of the Venice contracts. The remaining $2.0 million is scheduled to be paid during the third quarter of 2003.

Cash and cash equivalents at September 30, 2002, per the Statements of Consolidated Cash Flows, excludes $7.3 million of restricted cash.  This restricted cash represents amounts held by a brokerage firm as margin deposits associated with our financial instruments portfolio and for physical purchase transactions made on the NYMEX exchange.

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
which the closed instrument relates.

Our commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133 because of ineffectiveness.  A hedge is normally regarded as effective if, among other things, at inception and throughout the term of the financial instrument, we could expect changes in the fair value of the hedged item to be almost fully offset by the changes
in the fair value of the financial instrument.   When financial instruments do not qualify as effective hedges under the guidelines of SFAS No. 133, changes in the fair value of these positions are recorded on the balance sheet and in earnings through mark-to-
market accounting.  The use of mark-to-market accounting for these ineffective instruments results in a degree of non-cash earnings volatility that is dependent upon changes in the underlying commodity prices.

We recognized a loss of $52.3 million in the first nine months of 2002 from our commodity hedging activities, of which $45.1 million
was attributable to the first quarter of 2002.   These losses are treated as an increase in operating costs and expenses in our
Statements of Consolidated Operations.  Of this amount, $41.7 million has been realized (e.g., paid out to counterparties).  The remaining $10.6 million represents the negative change in value of the open positions between December 31, 2001 and September 30,
2002 (based on market prices at those dates).  The market value of our open positions at September 30, 2002 was $2.7 million payable
(a loss).

For the first nine months of 2001, we recognized income of $118.6 million from these activities of which $5.6 million was recorded
in the first quarter; $64.7 million in the second quarter; and $48.3 million in the third quarter.   Of the $118.6 million in
commodity hedging income recorded during the first nine months of 2001, $34.6 million was attributable to the market value of open positions at September 30, 2001.

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

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our
requirements.   At December 31, 2001 and September 30, 2002, we had one interest rate swap outstanding having a notional amount of
$54 million extending through March 2010.  Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based
variable-rate.   If it elects to do so, the counterparty may terminate this swap in March 2003.

We recognized income of $0.8 million during the first nine months of 2002 from our interest rate swap that is treated as a reduction
of interest expense ( with $0.1 million recorded in the third quarter of 2002).    The market value of the interest rate swap at
September 30, 2002 was $1.6 million.   During the first nine months of 2001, we were party to several interest rate swaps having a variety of terms and notional amounts.  We recognized $13.2 million in income from these instruments during the first nine months of
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
Most of our plant-based operations are located primarily along the western Gulf Coast in Texas, Louisiana and Mississippi.   Our
pipelines and related operations are in a number of regions of the United States including the Gulf of Mexico offshore Louisiana
(certain natural gas pipelines); the south and southeastern United States (primarily in the Texas, Louisiana and Mississippi
regions); and certain regions of the central and western United States.   The Mid-America pipeline system extends from the Hobbs hub located on the Texas-New Mexico border to Wyoming along one route and to Minnesota, Wisconsin and Illinois along other routes.  Our merchant businesses are headquartered in Houston, Texas at our main office and service customers in a number of regions in the
United States including the Gulf Coast, West Coast and Mid-Continent areas.

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

A reconciliation of segment gross operating margin to consolidated income before provision for taxes and minority interest follows:

                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                         ----------------------------------------------------------
                                                              2002          2001           2002          2001
                                                         ----------------------------------------------------------
Total segment gross operating margin                          $107,205      $110,849       $200,556      $314,997
    Depreciation and amortization                              (24,292)      (13,071)       (58,491)      (34,893)
    Retained lease expense, net                                 (2,274)       (2,660)        (6,852)       (7,980)
    (Gain) loss on sale of assets                                    6             4             (6)          391
    Selling, general and administrative                        (12,271)       (7,644)       (27,872)      (22,230)
                                                         ----------------------------------------------------------
Consolidated operating income                                   68,374        87,478        107,335       250,285
    Interest expense                                           (30,689)      (12,610)       (68,234)      (35,928)
    Interest income from unconsolidated affiliates                  28                          120            15
    Dividend income from unconsolidated affiliates                               392          2,196         2,024
    Interest income-other                                          576         1,018          2,396         6,789
    Other,net                                                       74          (275)           (68)         (806)
                                                         ----------------------------------------------------------
Consolidated income before provision for taxes
    and minority interest                                     $ 38,363      $ 76,003       $ 43,745      $222,379
                                                         ==========================================================

Information by operating segment, together with reconciliations to the consolidated totals, is presented in the following table:

                                                       Operating Segments
                                   -----------------------------------------------------------         Adjs.
                                                                                Octane                  and        Consol.
                                       Fractionation   Pipelines  Processing  Enhancement   Other      Elims.      Totals
                                   -----------------------------------------------------------------------------------
Revenues from
   external customers:
    Three months ended Sept. 30, 2002     $179,781    $174,303   $588,828                   $401                 $943,313
    Three months ended Sept. 30, 2001       75,842     127,687    519,165                    635                  723,329
    Nine months ended Sept. 30,  2002      458,548     411,973  1,519,803                  1,300                2,391,624
    Nine months ended Sept. 30,  2001      252,087     313,832  1,951,176                  1,946                2,519,041

Intersegment and intrasegment
   revenues:
    Three months ended Sept. 30, 2002       59,737      27,469    123,049                    100   $(210,355)
    Three months ended Sept. 30, 2001       41,273      22,464    244,145                     99    (307,981)
    Nine months ended Sept. 30,  2002      149,237      77,557    390,278                    302    (617,374)
    Nine months ended Sept. 30,  2001      127,058      67,874    486,111                    290    (681,333)

Equity income in
   unconsolidated affiliates:
    Three months ended Sept. 30, 2002        2,102       2,705                 $1,156                               5,963
    Three months ended Sept. 30, 2001        1,948       3,432                    909                               6,289
    Nine months ended Sept. 30,  2002        5,714       9,506                  7,038                              22,258
    Nine months ended Sept. 30,  2001        4,201       6,838                  6,311                              17,350

Total revenues:
    Three months ended Sept. 30, 2002      241,620     204,477    711,877       1,156        501    (210,355)     949,276
    Three months ended Sept. 30, 2001      119,063     153,583    763,310         909        734    (307,981)     729,618
    Nine months ended Sept. 30,  2002      613,499     499,036  1,910,081       7,038      1,602    (617,374)   2,413,882
    Nine months ended Sept. 30,  2001      383,346     388,544  2,437,287       6,311      2,236    (681,333)   2,536,391

Total gross operating margin
   by segment:
    Three months ended Sept. 30, 2002       34,585      63,887      8,417       1,156       (840)                 107,205
    Three months ended Sept. 30, 2001       35,189      22,415     52,026         909        310                  110,849
    Nine months ended Sept. 30,  2002       92,815     128,745    (26,141)      7,038     (1,901)                 200,556
    Nine months ended Sept. 30,  2001       93,660      65,234    148,536       6,311      1,256                  314,997

Segment assets:
    At September 30, 2002                  437,362   2,198,230    137,699                  9,491      40,467    2,823,249
    At December 31, 2001                   357,122     717,348    124,555                  8,921      98,844    1,306,790

Investments in and advances
   to unconsolidated affiliates:
    At September 30, 2002                   97,952     212,834     33,000      57,302                             401,088
    At December 31, 2001                    93,329     216,029     33,000      55,843                             398,201

Intangible Assets:
    At September 30, 2002                   71,697       7,953    201,629                                         281,279
    At December 31, 2001                     7,857                194,369                                         202,226

Goodwill:
    At September 30, 2002                   81,547                                                                 81,547

Consolidated revenues for the third quarter of 2002 increased $219.7 million over those of the third quarter of 2001.  The increase is primarily due to businesses we have acquired during 2002 such as Splitter III, Mid-America and Seminole (see Note 2).
Consolidated revenues for the first nine months of 2002 decreased $122.5 million from those recorded during the same period in
2001.   The decrease in year-to-date revenues is primarily due to lower NGL prices which negatively affected Processing revenues offset by the positive effect of revenues from businesses acquired during 2002.

Gross operating margin for the third quarter of 2002 decreased $3.6 million compared to the third quarter of 2001.
The decrease was primarily due to a $43.6 million decline in gross operating margin from Processing offset by a $41.5 million increase in margin from our Pipelines segment.  The quarter-to-quarter gross operating margin variance in Processing is primarily attributable to a $49.7 million negative change in commodity hedging results between the periods:  the 2001 period includes $48.3
million of income from these activities whereas the 2002 period includes a loss of $1.4 million.   The $41.5 million positive change
in gross operating margin from the Pipelines segment is primarily due to the acquisition of Mid-America and Seminole (which added
$30.1 million in gross operating margin to our third quarter of 2002 results) and increased earnings from our Mont Belvieu storage facilities (including those we acquired in January 2002 from Diamond-Koch).

Gross operating margin for the nine months ended September 30, 2002 decreased $114.4 million compared to the same period during
2001.  The decrease in year-to-date gross operating margin is principally due to a $174.7 million decrease in our Processing segment
offset by a $63.5 million increase from our Pipelines segment.   The largest contributing factor to the decline in Processing was a
$170.9 million negative change in commodity hedging results between the periods.   We recorded $118.6 million in income from certain
natural-gas based commodity hedging strategies during the first nine months of 2001.   These strategies did not perform as
anticipated during the first quarter of 2002, leading us to exit many of these strategies.  We recorded a loss of $52.3 million from our commodity hedging activities during the first nine months of 2002, of which $45.1 million was recognized during the first
quarter, $5.8 million during the second quarter and $1.4 million during the third quarter.    The increase in earnings from our
Pipelines segment is primarily due to the positive effect of businesses we have acquired over the last two years (Mid-America,
Seminole, Acadian Gas and Mont Belvieu storage operations).

Since January 1, 2002, segment assets have increased $1.5 billion primarily due to acquisitions completed during the year (see Note
2). Intangible assets increased $79.1 million since January 1, 2002 primarily the result of the contract-based intangible assets we
acquired from Diamond-Koch and Toca-Western (see Note 7).   Goodwill was $81.5 million at September 30, 2002 due to the goodwill we added as a result of the Diamond-Koch acquisition and the reclassification of the goodwill associated with the 1999 MBA acquisition
(see Note 7).

13.  SUBSEQUENT EVENTS

Limited Partner contribution in October 2002

On October 3, 2002, our Limited Partner completed a public offering of 9.8 million Common Units.   The Common Units were priced at
$18.99 per Unit, based on the closing price of its Common Units on the NYSE on October 2, 2002.   The net proceeds from the offering
of approximately $180 million were contributed to us by the Limited Partner and were used to repay a portion of the debt we incurred to finance the Mid-America and Seminole acquisitions.  The application of these proceeds met the payment required under the 364-Day
Term Loan scheduled for December 2002.

Amendment of 364-Day Revolving Credit Agreement

On October 28, 2002, we completed an amendment which refinanced our 364-Day Revolving Credit facility.  The amendment, which has an effective date of November 15, 2002, extends the maturity of the current unsecured 364-Day Revolving Credit facility from November
15, 2002 to November 14, 2003.

                              Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                   AND RESULTS OF OPERATIONS.

                                   For the interim periods ended September 30, 2002 and 2001.

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

CEO and CFO certification of our SEC filings

As a result of new regulations, the CEO and CFO of our General Partner are required to submit various certificates to the SEC related to our filings.  In June 2002, the SEC ordered that the CEO and CFO of certain publicly-traded companies file sworn written statements regarding recent filings that they had made with the SEC (Order 4-460).  We filed these certificates in conjunction with our second quarter of 2002 Form 10-Q.  The SEC also posted these certificates on its website, www.sec.gov.

In July 2002, the Sarbanes-Oxley Act was signed into law.  This act requires ongoing certifications to be filed by a CEO and CFO in connection with certain periodic reports filed with the SEC.  We file with the SEC, as correspondence to our periodic reports, the certificates required under Section 906 of the Sarbanes-Oxley Act.  We have included the certificates required under Section 302 of the Sarbanes-Oxley Act as part of this Form 10-Q.

The various certificates completed by the CEO and CFO of our General Partner can be viewed on our website, www.epplp.com.  For additional items required in response to the Sarbanes-Oxley Act, see Item 4 of this Form 10-Q.

General

Our Company was formed in April 1998 to acquire, own and operate substantially all of the natural gas liquid ("NGL") processing and distribution assets of Enterprise Products Company ("EPCO").  We are a leading North American midstream energy company that provides a wide range of services to producers and consumers of natural gas and NGLs.  NGLs are used by the petrochemical and refining industries to produce plastics, motor gasoline and other industrial and consumer products and also are used as residential, agricultural and industrial fuels.  Our asset platform in the Gulf Coast region, combined with our recently acquired Mid-America and
Seminole pipeline systems, creates the only integrated natural gas and NGL transportation, fractionation, processing, storage and import/export network in North America. Our services include the:

o        gathering and transmission of raw natural gas from both onshore and offshore Gulf of Mexico developments;
o        processing of raw natural gas into a marketable product that meets industry quality specifications by removing mixed NGLs and impurities;
o        purchase of natural gas for delivery to our industrial, utility and municipal customers;
o        transportation of mixed NGLs to fractionation facilities by pipeline;
o        fractionation of mixed NGLs produced as by-products of crude oil refining and natural gas production into component NGL products:  ethane, propane, isobutane, normal butane and natural gasoline;
o        transportation of NGL products to end-users by pipeline, railcar and truck;

o        import and export of NGL products and petrochemical products through our dock facilities;
o        fractionation of refinery-sourced propane/propylene mix into high purity propylene, propane and mixed butane;
o        transportation of high purity propylene to end-users by pipeline;
o        storage of natural gas, mixed NGLs, NGL products and petrochemical products;
o        conversion of normal butane to isobutane through the process of isomerization;
o        production of high-octane additives for motor gasoline from isobutane; and
o        sale of NGL and petrochemical products we produce and/or purchase for resale on a merchant basis.

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
o        competitive practices in the industries in which we compete;
o        operational and systems risks;
o        environmental liabilities that are not covered by indemnity or insurance;
o        the impact of current and future laws and governmental regulations (including environmental regulations) affecting the midstream energy industry in general and our NGL, MTBE and natural gas operations in particular;
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

We have incurred significant additional indebtedness to finance the Mid-America and Seminole acquisitions, which may restrict our future financial and operating flexibility.  Acquisitions and expansions may affect our business by substantially increasing the level of our indebtedness and contingent liabilities and increasing our risks of being unable to effectively integrate these new operations.  Debt service obligations, restrictive covenants and maturities resulting from this leverage may effect our ability to finance future operations, pursue acquisitions, fund other capital needs and pay distributions to Unitholders, and may make our results of operations more susceptible to adverse economic or operating conditions.

We currently expect to meet our anticipated future cash requirements, including scheduled debt repayments, through operating cash flow, and the proceeds of one or more future equity and debt offerings.  However, our ability to access the capital markets for future offerings may be limited by adverse market conditions resulting from, among other things, general economic conditions, contingencies and uncertainties which are difficult to predict and beyond our control.  If we were unable to access the capital markets for future offerings, we might be forced to seek extensions for some of our short-term maturities or to refinance some of our debt obligations through bank credit, as opposed to long-term public debt securities or equity securities.  The price and terms upon which we might receive such extensions or additional bank credit could be more onerous than those contained in our existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility.

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

Lastly, terrorists attacks aimed at our facilities could adversely affect our business.  Since the September 11, 2001 terrorist attacks on the United States, the United States government has issued warnings that energy assets, including our nation's pipeline infrastructure, may be the future target of terrorist organizations.  Any terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have an effect on our business.

For a description of the tax and other risks of owning our Common Units or the Operating Partnership's debt securities, see our registration documents (together with any amendments or supplements thereto) filed with the SEC on Forms S-1 and S-3.  Our SEC File number is 1-14323 and our Operating Partnership's SEC File number is 333-93239-01.

Recent acquisitions and other investments

Acquisitions of Mid-America and Seminole Pipeline Systems.  On July 31, 2002, we completed the acquisition of the Mid-America and Seminole pipeline systems from Williams for approximately $1.2 billion in cash. The acquisition included:
o   the purchase of a 98% ownership interest in Mapletree, LLC, which owns 100% of the Mid-America pipeline system and indirectly owns 16 propane terminals and over 1.5 million barrels of storage capacity; and
o   the purchase of a 98% ownership interest in E-Oaktree, LLC, which owns an 80% equity interest in the Seminole pipeline system.

Mid-America is a 7,226-mile NGL pipeline system connecting the Hobbs hub located on the Texas-New Mexico border with supply regions in the Rocky Mountains and with supply regions and markets in the Midwest. The Mid-America pipeline system is comprised of three major segments: the Conway North pipeline, the Conway South pipeline and the Rocky Mountain pipeline. Seminole is a 1,281-mile pipeline system that interconnects with the Mid-America pipeline system and transports mixed NGLs and NGL products from the Hobbs hub and the Permian basin to Mont Belvieu, Texas.  Major customers utilizing the Mid-America and Seminole pipeline systems include
BP, Burlington, ConocoPhillips, Duke, Equistar and Williams.

The acquisition of the Mid-America and Seminole pipeline systems significantly enhances our existing asset base by:
o        accessing NGL-rich natural gas production in major North American natural gas producing regions;
o        expanding our integrated natural gas and NGL network;
o        providing access to new end markets for NGL products; and
o        increasing our gross margins from fee-based businesses.

In addition to our current strategic position in the Gulf of Mexico, we now have access to major supply basins throughout North
America, including the Rocky Mountain Overthrust, the San Juan and Permian basins, the Mid-Continent region and, through third-party pipeline connections, north into Canada's Western Sedimentary basin. In addition to access to supply, the combination of these assets with our existing assets creates a significant link between Mont Belvieu, Texas and Conway, Kansas, the two largest NGL hubs in the United States, and provides additional access to new end markets for NGL products. The Conway South segment of the
Mid-America pipeline system connects the Conway hub with refineries in Kansas and transports mixed NGLs from Conway to Hobbs and from Hobbs to Mont Belvieu. The 2,740-mile Conway North pipeline links the market hub in Conway with petrochemical and refining customers and propane markets in the upper Midwest.

The funding of these acquisitions was accomplished by entering into a $1.2 billion 364-day credit facility (the "364-Day Term
Loan").  Our plans for permanent financing of these acquisitions include the issuance of equity and debt in amounts which are
consistent with our objective of maintaining our financial flexibility and investment grade balance sheet.   The post-closing
purchase price adjustments are expected to be completed during the fourth quarter of 2002.  These acquisitions did not require any material governmental approvals.

Acquisition of Propylene Fractionation Business ("Splitter III").  In February 2002, we completed the purchase of various propylene fractionation assets and certain inventories of propylene and propane from Diamond-Koch for approximately $239 million in cash. The acquisition includes a 66.7% interest in a polymer grade propylene fractionation facility located in Mont Belvieu, Texas, a 50% interest in a polymer grade propylene export terminal located in the Houston Ship Channel and varying interests in several supporting distribution pipelines and related equipment. This Mont Belvieu facility has the capacity to produce approximately 41
MBPD of polymer grade propylene.

Acquisition of Storage Business.  In January 2002, we completed the purchase of various NGL and petrochemical storage assets from Diamond-Koch for approximately $130 million in cash. These storage facilities consist of 30 salt dome storage caverns located in Mont Belvieu, Texas with a useable capacity of 68 million barrels, local distribution pipelines and related equipment. The facilities provide storage services for mixed NGL products and olefins, such as ethylene and propylene. The facilities, together with our existing storage facilities, serve the largest concentration of petrochemical and refinery facilities in the United States, and represent the largest NGL and petrochemical underground storage operation in the world.

Acquisition of ChevronTexaco's interest in our Mont Belvieu NGL fractionator. In September 2002, we finalized the acquisition of a 12.5% undivided ownership interest in our Mont Belvieu, Texas NGL fractionator from an affiliate of ChevronTexaco. The purchase
price of approximately $8.1 million was paid in May 2002.   ChevronTexaco was required to sell its 12.5% interest in a consent order by the FTC as a condition of approving the merger between Chevron and Texaco.  The effective date of the purchase was June 1, 2002.
As a result of this transaction, our ownership interest in the Mont Belvieu NGL fractionator increased to 75.0% from 62.5%.

Acquisition of gas processing and NGL fractionator assets from Western Gas Resources, Inc.   Effective June 2002, we acquired
a 160 MMcf/d natural gas processing plant, a 14.2 MBPD NGL fractionator and supporting assets (including contracts) from Western Gas

Resources, Inc. for approximately $32.6 million.   The "Toca-Western" facilities are located in St. Bernard Parish, Louisiana near our existing Toca natural gas processing plant.

Acquisition of NGL terminals from CornerStone Propane Partners, L.P.  In November 2002, we purchased four NGL terminals, certain supply and sales contracts and existing propane inventories from an affiliate of CornerStone Propane Partners, L.P. for approximately $11.5 million.  The terminals are located in Bakersfield and Rocklin, California; Reno, Nevada and Albertville,
Alabama.  The storage facilities related to these terminals will handle approximately 0.1 million barrels.  The Bakersfield, Rocklin
and Reno terminals support fee-based logistical services we provide to several west coast refiners, including Shell.   As part of
the agreement, we will acquire certain wholesale NGL supply and sales contracts that utilize the acquired terminals as well as those of the Mid-America pipeline system and the Dixie pipeline system.  The effective date of the purchase was November 1, 2002.

For additional information regarding our acquisitions (including pro forma data), see Note 2 to our Unaudited Consolidated Financial
Statements included elsewhere in this report on Form 10-Q.

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
         Additionally, if we determine that an asset's undepreciated cost may not be recoverable due to economic obsolescence, the business climate, legal or other factors, we would review the asset for impairment and record any necessary reduction in the asset's value as a charge against earnings.  At September 30, 2002 and December 31, 2001, the net book value of our property, plant and equipment was $2.8 billion and $1.3 billion, respectively.

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

         At September 30, 2002, our significant intangible assets consisted of the following (along with unamortized balances of each group at that date):

o        the Shell natural gas processing agreement that we acquired as part of the TNGL acquisition in August 1999 ($186.1 million);
o        certain storage and propylene fractionation contracts we acquired in connection with the Diamond-Koch acquisitions in
         January and February 2002 ($60.0 million); and
o        certain natural gas processing and NGL fractionation contracts we acquired in connection with the Toca-Western acquisition in June 2002 ($30.6 million).

         The Shell natural gas processing agreement is being amortized on a straight-line basis over the remainder of its initial
         20-year contract term.  The propylene fractionation and storage contracts acquired from Diamond-Koch are being amortized on a straight-line basis over the economic life of the assets to which they relate, which is currently estimated at 35 years.
         The Toca-Western natural gas processing contracts are being amortized on a straight-line basis over the expected 20-year remaining life of the natural gas supplies supporting these contracts.  The Toca-Western NGL fractionation contracts are being amortized on a straight-line basis over the expected 20-year remaining life of the assets to which they relate.
         If the underlying assumptions governing the amortization of any of these intangible assets were later determined to have significantly changed or to be impaired, then we might need to reduce the amortization period of such asset to less than that currently being used.  Such a change would increase the annual amortization charge at that time.

o        Goodwill.   At September 30, 2002, the value of goodwill was $81.5 million. Our goodwill is attributable to the excess of the purchase price over the fair value of assets acquired and is primarily comprised of the  $73.6 million associated with the purchase of propylene fractionation assets from Diamond-Koch in February 2002.  Since our adoption of
         SFAS No. 142 on January 1, 2002, our goodwill amounts are no longer amortized.   Instead, goodwill is tested at a reporting
         unit level annually, and more frequently, if certain circumstances indicate it is more likely than not that the fair value of goodwill is below its carrying amount.  If such indicators are present (i.e., loss of a significant customer, economic obsolescence of plant assets, etc.), the fair value of the reporting unit, including its related goodwill, is calculated and compared to its combined book value.  Currently, all of our goodwill is recorded as part of the Fractionation operating segment (based on the assets to which the goodwill relates).

         If the fair value of the reporting unit exceeds its book value, goodwill is not considered impaired and no adjustment to
         earnings would be required.   Should the fair value of the reporting unit (including its goodwill) be less than its book value, a charge to earnings would be recorded to adjust goodwill to its implied fair value.

o        Revenue recognition.In general, we recognize revenue from our customers when all of the following criteria are met: (i) firm contracts are in place, (ii) delivery has occurred or services have been rendered, (iii) pricing is fixed
         and determinable and (iv) collectibility is reasonably assured.   When contracts settle (i.e., either physical delivery of
         product has taken place or the services designated in the contract have been performed), we determine if an allowance is necessary and record it accordingly.  The revenues that we record are not materially based on estimates.  We believe the assumptions underlying any revenue estimates that we might use will not prove to be significantly different from actual amounts due to the routine nature of these estimates and the stability of our operations.
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

         A number of tolling (or throughput) arrangements are utilized in our Fractionation and Pipeline segments.  Examples include
         NGL fractionation, isomerization and pipeline transportation agreements.   Typically, we recognize revenue from tolling
         arrangements once contract services have been performed.   At times, the tolling fees we or our affiliates charge for pipeline transportation services are regulated by such governmental agencies as the FERC.  A special type of tolling arrangement, an "in-kind" contract, is utilized by various customers at our Norco and Toca Western NGL fractionation
         facilities.   An in-kind processing contract allows us to retain a contractually-determined percentage of NGL products produced for the customer in lieu of a cash tolling fee per gallon.  Revenue is recognized from these "in-kind" contracts when we sell (at market-related prices) and deliver the fractionated NGLs that we retained using merchant contracts.

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

         We have established an allowance for doubtful accounts to cover potential bad debts from customers.   Our allowance amount
         is generally determined as a percentage of revenues for the last twelve months.   In addition, we may also increase the
         allowance account in response to specific identification of customers involved in bankruptcy proceedings and those
         experiencing financial uncertainties.   We routinely review our estimates in this area to ascertain that we have recorded ample reserves to cover forecasted losses.  If unanticipated financial difficulties were to occur with a significant customer or customers, there is the possibility that the allowance for doubtful accounts would need to be increased to bring the allowance up to an appropriate level based on the new information obtained.  Our allowance for doubtful accounts was $21.0 million at September 30, 2002 and $20.6 million at December 31, 2001.

o        Fair value accounting for financial instruments.  Our earnings are also affected by use of the mark-to-market method of accounting required under GAAP for certain financial instruments. We use short-term, highly liquid financial instruments such as swaps, forwards and other contracts to manage price risks associated with inventories, firm commitments and certain anticipated transactions, primarily within our Processing segment.  As of September 30, 2002, none of these financial instruments qualify for hedge accounting treatment and thus the changes in fair value of these instruments are recorded on the balance sheet and through earnings (i.e., using the "mark-to-market" method) rather than being deferred until the firm
         commitment or anticipated transaction affects earnings.   The use of mark-to-market accounting for financial instruments
         may cause our non-cash earnings to fluctuate based  upon changes in underlying indexes, primarily commodity prices.   Fair
         value for the financial instruments we employ is determined using price data from highly liquid markets such as the NYMEX commodity exchange.

         For the nine months ended September 30, 2002, we recognized losses from our commodity hedging activities of $52.3 million.
         Of this loss, $10.6 million is attributable to the negative change in market value of the commodity hedging portfolio since
         December 31, 2001 using the mark-to-market method of accounting for our financial instruments.   For additional information
         regarding our use of financial instruments to manage risk and the earnings sensitivity of these instruments to changes in underlying commodity prices, see the Processing segment discussion under "Our results of operations"  and Item 3 of this report.

Additional information regarding our financial statements and those of the Operating Partnership can be found in the Notes to
Unaudited Consolidated Financial Statements of each entity included elsewhere in this report on Form 10-Q.

Our results of operations

         Revenues, costs and expenses and operating income

The following table shows our consolidated revenues, costs and expenses, and operating income for the three and nine month periods ended September 30, 2002 and 2001 (dollars in thousands):

                                Three Months Ended              Nine Months Ended
                                  September 30,                   September 30,
                          ---------------------------------------------------------------
                               2002            2001           2002            2001
                          ---------------------------------------------------------------
Revenues                         $949,276       $729,618      $2,413,882      $2,536,391
Costs and expenses               $880,920       $642,212      $2,306,666      $2,285,497
Operating income                 $ 68,356       $ 87,406      $  107,216      $  250,894

Three months ended September 30, 2002 and 2001. Revenues for the third quarter of 2002 increased $219.7 million over those of the third quarter of 2001.  The increase is primarily due to businesses we have acquired during 2002 such as Splitter III,
Mid-America and Seminole.  Costs and expenses increased $238.7 million quarter-to-quarter primarily due to (i) the addition of costs and expenses of acquired businesses and (ii) higher NGL and natural gas prices and (iii) a negative change in our commodity hedging activities which increased the costs of our merchant activities. Operating income fell $19.1 million quarter-to-quarter as a result of the aforementioned reasons.

In general, NGL prices approximated a weighted-average of 42 CPG during the third quarter of 2002 and 40 CPG during the third
quarter of 2001.   The price of natural gas averaged $3.16 per MMBtu during the 2002 quarter versus $2.90 per MMBtu during the 2001 quarter.

Nine months ended September 30, 2002 and 2001.   Revenues for the first nine months of 2002 decreased $122.5 million from those recorded during the same period in 2001.  The year-to-year decrease in revenues is primarily due to lower NGL prices which reduced revenues from our merchant activities offset by the positive effect of revenues from businesses acquired during
2002.   Costs and expenses for the nine months ended September 30, 2002 increased $21.2 million when compared to the same period in
2001.  The year-to-year increase is primarily due to  the addition of costs and expenses of acquired businesses offset by a decrease in NGL and natural gas prices (which affected energy-related expenses at our facilities and the costs of our merchant activities).
As a result of the change in revenues and costs and expenses between the two periods, operating income decreased $143.7 million.  In general, NGL prices approximated a weighted-average of 36 CPG during the first nine months of 2002 compared to 50 CPG during the same period in 2001. The price of natural gas averaged $2.86 per MMBtu during the 2002 period versus $4.87 per MMBtu during the 2001 period.

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

                                                                                                     Polymer
                        Natural                                              Normal                   Grade
                          Gas,      Crude Oil,    Ethane,      Propane,     Butane,    Isobutane,   Propylene,
                        $/MMBtu      $/barrel     $/gallon     $/gallon     $/gallon    $/gallon     $/pound
                      ------------------------------------------------------------------------------------------
                          (a)          (b)          (a)          (a)          (a)          (a)         (a)
Fiscal 2001:
   First quarter (c)         $7.05       $28.77        $0.49        $0.63        $0.70       $0.74        $0.23
   Second quarter            $4.65       $27.86        $0.37        $0.50        $0.56       $0.66        $0.19
   Third quarter             $2.90       $26.64        $0.27        $0.41        $0.49       $0.49        $0.16
   Fourth quarter            $2.43       $21.04        $0.21        $0.34        $0.40       $0.39        $0.18
Fiscal 2002:
   First quarter             $2.34       $21.41        $0.22        $0.30        $0.38       $0.44        $0.16
   Second quarter            $3.38       $26.26        $0.26        $0.40        $0.48       $0.51        $0.20
   Third quarter             $3.16       $28.30        $0.26        $0.42        $0.52       $0.58        $0.21

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

We include equity earnings from unconsolidated affiliates in segment gross operating margin and as a component of revenues.   Our
equity investments with industry partners are a vital component of our business strategy.  They are a means by which we conduct our operations to align our interests with a supplier of raw materials or a consumer of finished products.  This method of operation also enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what
we could accomplish on a stand alone basis.   Many of these businesses perform supporting or complementary roles to our other business operations.

Our gross operating margin amounts by segment (in thousands of dollars) along with a reconciliation to consolidated operating income were as follows for the periods indicated:

                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                      ----------------------------------------------------------
                                                           2002          2001           2002          2001
                                                      ----------------------------------------------------------
Gross Operating Margin by segment:
     Pipelines                                              $63,887       $22,415       $128,745      $ 65,234
     Fractionation                                           34,585        35,189         92,815        93,660
     Processing                                               8,417        52,026        (26,141)      148,536
     Octane enhancement                                       1,156           909          7,038         6,311
     Other                                                     (840)          310         (1,901)        1,256
                                                      ----------------------------------------------------------
Gross Operating margin total                                107,205       110,849        200,556       314,997
     Depreciation and amortization                           24,292        13,071         58,491        34,893
     Retained lease expense, net                              2,274         2,660          6,852         7,980
     Loss (gain) on sale of assets                               (6)           (4)             6          (391)
     Selling, general and administrative expenses            12,289         7,716         27,991        21,621
                                                      ----------------------------------------------------------
Consolidated operating income                               $68,356       $87,406       $107,216      $250,894
                                                      ==========================================================

Our significant plant production and other volumetric data were as follows for the periods indicated:

                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                     --------------------------------- ---------------------------------
                                                          2002             2001             2002              2001
                                                     -------------------------------------------------------------------
MBPD, Net
---------
Major NGL and  Petrochemical Pipelines                        1,353               479            1,375              452
NGL Fractionation                                               247               224              233              198
Isomerization                                                    88                81               82               82
Propylene Fractionation                                          55                34               55               31
Equity NGL Production                                            78                62               78               57
Octane Enhancement                                                5                 5                5                4

MMBtu/D, Net
------------
Natural Gas Pipelines                                     1,250,241         1,426,463        1,258,364        1,342,104

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

Three months ended September 30, 2002 and 2001. Our Pipelines segment posted a record $63.9 million in gross operating margin
for the third quarter of 2002 compared to $22.4 million for the third quarter of 2001.   Net pipeline volumes for the third quarter
of 2002 were 1,682 MBPD compared to 854 MBPD for the same quarter during 2001.  The Mid-America and Seminole pipeline systems (which we acquired on July 31, 2002) accounted for 868 MBPD of the increase in net pipeline volumes between the two periods.  These volumes are on an energy equivalent basis where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Of the $41.5 million increase in margin quarter-to-quarter, $30.1 million is attributable to Mid-America and Seminole (which we acquired on July 31, 2002) and $6.5 million is attributable to an increase in earnings from our Mont Belvieu storage business.  The primary reason for the increase in Mont Belvieu storage margins is the acquisition of storage assets from Diamond-Koch in January
2002.  The remaining $4.9 million net increase in margin is attributable to increases in volumes transported or handled, decreases in operating expenses, and an increase in take-or-pay fees offset by a decrease in volumes inclusive of the effect of Tropical
Storm Isidore on our other pipeline assets.

Tropical Storm Isidore came onshore in south Louisiana during the last week of September 2002.  The storm negatively affected
offshore natural gas production activities and onshore natural gas processing, NGL fractionation and pipeline operations.   We
estimate that the storm lowered earnings from our Gulf of Mexico natural gas pipelines by $0.2 million and from our NGL liquids pipelines by $0.1 million during the third quarter of 2002.

Nine months ended September 30, 2002 and 2001.  From a year-to-date perspective, our Pipelines segment recognized $128.7
million in gross operating margin for the first nine months of 2002 compared to $65.2 million during the same period in 2001.   Net
pipeline volumes (on an energy equivalent basis) were 1,706 MBPD during the 2002 period versus 805 MBPD during the 2001 period.  As in the quarter-to-quarter discussion above, the largest contributing factor in the growth of our pipeline margins is acquisitions.
Of the $63.5 million increase in margin period-to-period, $30.1 million is attributable to Mid-America and Seminole and $14.8
million is attributable to an increase in earnings from our Mont Belvieu storage business.   The primary reason for the increase in
Mont Belvieu storage margins is the acquisition of storage assets from Diamond-Koch in January 2002. The remaining $18.6 million net increase in margin is attributable to increases in volumes transported or handled, decreases in operating expenses, and an increase in take-or-pay fees offset by a decrease in volumes inclusive of the effect of Tropical Storm Isidore on our other pipeline assets.

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

Three months ended September 30, 2002 and 2001.  On a quarterly basis, gross operating margin was $34.6 million for the third quarter of 2002 compared to $35.2 million for the same period in 2001.  NGL fractionation margin decreased $4.8 million for the third quarter of 2002 when compared to the third quarter of 2001. NGL fractionation net volumes improved to 247 MBPD during the 2002 period versus 224 MBPD during the 2001 period.  The decrease in NGL fractionation margin is primarily due to lower tolling revenues at our Mont Belvieu NGL fractionator due to competition at this industry hub and lower volumes at our Norco facility partially offset by margins from our newly acquired Toca-Western NGL fractionator.  Margins from our Louisiana-based NGL fractionators (Norco,
Toca-Western, BRF, and Promix) were also affected by Tropical Storm Isidore in late September 2002.   We estimate that the storm
resulted in approximately $0.8 million in lost margins from these facilities during the third quarter of 2002.

Our isomerization business posted a $0.1 million increase in margin quarter-to-quarter with isomerization volumes increasing to 88
MBPD during the 2002 period from 81 MBPD during the 2001 period.   The positive effect of the higher volumes was offset by an increase in expenses.  For the third quarter of 2002, gross operating margin from propylene fractionation was $4.9 million higher than the third quarter of 2001 primarily due to margin from the propylene fractionation business (Splitter III) we acquired from
Diamond-Koch in February 2002.  Net volumes at our propylene fractionation facilities increased to 55 MBPD from 34 MBPD, primarily due to Splitter III.

Nine months ended September 30, 2002 and 2001.  From a year-to-date perspective, Fractionation gross operating margin was
$92.8 million for the first nine months of 2002 versus $93.7 million for the first nine months of 2001.  NGL fractionation margin decreased $7.6 million during the 2002 period when compared to the 2001 period.  NGL fractionation net volumes improved to 233 MBPD during the first nine months of 2002 versus 198 MBPD for the same period in 2001. NGL fractionation volumes during the first quarter of 2001 were unusually low due to reduced NGL extraction rates at gas processing plants caused by abnormally high natural gas prices
(which resulted in a decrease in mixed NGL volumes available for fractionation).  The decrease in NGL fractionation margin for the
2002 period is primarily due to the following:

o        certain non-routine maintenance charges at our Mont Belvieu facility in the first quarter of 2002;
o        a decrease in tolling revenues at our Mont Belvieu facility due to competition at this industry hub offset by an increase in fractionation volumes);
o        lower in-kind fee revenue at our Norco plant (caused by lower NGL prices in 2002 relative to 2001); offset by
o        increased margins at other facilities due to higher processing volumes and the margins from our newly acquired Toca-Western
         NGL fractionator.

Our isomerization business posted a $9.0 million decrease in margin for the first nine months of 2002 when compared to the first
nine months of 2001.    Isomerization volumes were 82 MBPD during both periods.  The decrease in margin is primarily due to lower isomerization revenues.  Certain of our isomerization fees are indexed to historical natural gas prices and were positively impacted when the price of natural gas was at historically high levels during 2001, particularly during the first quarter of 2001.

For the first nine months of 2002, gross operating margin from propylene fractionation was $16.4 million higher than the same period in 2001 primarily due to $18.3 million in margin from Splitter III which we acquired in February 2002 from Diamond-Koch. Net volumes at our propylene fractionation facilities increased to 55 MBPD from 31 MBPD.

         Processing

This segment is comprised of our natural gas processing business and related merchant activities.  At the core of our natural gas processing business are twelve gas plants located primarily in south Louisiana.  Our net share of the NGL production from these gas plants, Norco and Toca-Western (i.e., "our equity NGL production"), in addition to the NGLs we purchase on a merchant basis and a portion of the production from our isomerization facilities, support the merchant activities included in this operating segment.

Three months ended September 30, 2002 and 2001.  For the third quarter of 2002, we posted a margin of $8.4 million compared
to $52.0 million for the same period in 2001.   Our equity NGL production for the third quarter of 2002 increased 16 MBPD over the
same period in 2001 primarily due to improved gas processing economics.   The change in margin between the two quarters is primarily due to a $49.7 million negative change in the results of our commodity hedging activities.  We recorded a loss of $1.4 million from our commodity hedging activities during the third quarter of 2002 compared to income of $48.3 million during the third quarter of
2001. For further information regarding our commodity hedging losses, see "Impact of commodity hedging activities on our results
of operations" in this Processing section.   The decline in commodity hedging results was offset by a favorable decrease in NGL
inventory valuation adjustments between the two quarters.   We estimate that Tropical Storm Isidore lowered equity NGL production by
5 MBPD and gross operating margin by $0.8 million during the third quarter of 2002.

Nine months ended September 30, 2002 and 2001.  Gross operating margin was a loss of $26.1 million for the first nine months of 2002 compared to income of $148.5 million for the first nine months of 2001.  Our equity NGL production averaged 78 MBPD during the 2002 period versus 57 MBPD during the 2001 period. Equity NGL production during the 2001 period reflected reduced NGL extraction rates at our gas plants resulting from abnormally high natural gas prices (which negatively affected operating costs), particularly during the first quarter of 2001.  Of the $174.7 million decrease in margin between the periods, the significant differences are as follows:

o        We recorded a loss of $52.3 million from our commodity hedging activities during the first nine months of 2002, of which
         $45.1 million of the loss was recognized during the first quarter of 2002.  This compares to $118.6 million of income from such activities during the first nine months of 2001.  For further information regarding our commodity hedging losses, see
         "Impact of commodity hedging activities on our results of operations" in this Processing section.

o        Prior year margin benefited from unusually strong demand for propane in the first quarter of 2001 for heating and isobutane in the second quarter of 2001 for refining.
o        The decline in commodity hedging results and reduced demand for propane and isobutane was offset by a favorable decrease in
         NGL inventory valuation adjustments between the two periods and improved processing margins.  Processing economics improved period-to-period as a result of lower natural gas prices during the 2002 period relative to the 2001 period which in turn resulted in higher equity NGL production rates during 2002.

Impact of commodity hedging activities on our results of operations.  In order to manage the risks associated with our Processing segment, we may enter into short-term, highly liquid commodity financial instruments to hedge our exposure to
price risks associated with natural gas, NGL production and inventories, firm commitments and certain anticipated transactions.   We
have employed various hedging strategies to mitigate the effects of fluctuating commodity prices (primarily NGL and natural gas prices) on margins from our Processing segment.

Beginning in late 2000 and extending through March 2002, a large number of our hedging transactions were based on the historical relationship between natural gas prices and NGL prices.  This type of hedging strategy utilized the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in the anticipated margins on NGL merchant activities and the value of our equity NGL production.  Throughout 2001, this strategy proved very successful to us
(as the price of natural gas declined relative to our fixed positions) and was responsible for most of the $105.6 million in income from commodity hedging activities we recorded during 2001.

In late March 2002, the effectiveness of this strategy deteriorated due to a rapid increase in natural gas prices whereby the loss
in the value of fixed-price natural gas financial instruments was not offset by increased gas processing margins.   Due to the
inherent uncertainty that was controlling natural gas prices at the time, we decided that it was prudent to exit this strategy, and
we did so by late April 2002.   The failure of this strategy during 2002 is the primary reason for the $52.3 million in commodity hedging losses we recorded through September 30, 2002.

A variety of factors influence whether or not our hedging strategies are successful.  For additional information regarding our commodity financial instruments, see Item 3 of this report on Form 10-Q.

      Octane Enhancement

Our Octane Enhancement segment consists of a 33.33% equity investment in BEF, which owns a facility which currently produces motor gasoline additives to enhance octane.

Three months ended September 30, 2002 and 2001.   Our third quarter of 2002 equity earnings from BEF increased $0.2 million when compared to the third quarter of 2001 primarily due to lower expenses.  Our share of MTBE production from this facility was 5
MBPD.

Nine months ended September 30, 2002 and 2001.   Equity earnings from our BEF investment improved to $7.0 million during the first nine months of 2002 from $6.3 million during the same period in 2001.  The improvement is primarily due to an increase in MTBE production during the 2002 period (resulting from less maintenance downtime) offset by the impact of lower overall MTBE prices period-to-period which affected margins.

      Other matters

Selling, general and administrative expenses.  The increase in selling, general and administrative expenses on both a year-to-date and quarter-to-quarter basis is primarily attributable to businesses we have acquired during 2002.

Interest expense.  Interest expense increased $18.1 million to $30.7 million during the third quarter of 2002 from $12.6
million during the third quarter of 2001.   The quarter-to-quarter increase is primarily due to additional borrowings we have made
in conjunction with acquisitions during 2002 and investments in inventories.   Of the interest expense we recorded during the third
quarter of 2002, $10.2 million is attributable to the debt used to finance the Mid-America and Seminole acquisition.

Interest expense increased $32.3 million to $68.2 million during the first nine months of 2002 from $35.9 million during the first nine months of 2001.  The year-to-date increase is primarily attributable to debt incurred for business acquisitions and investments in inventory.

Income from our interest rate hedging activities (which is treated as a reduction in interest expense) decreased $3.7 million
between the two quarters.   For the nine months ended September 30, 2002 and 2001, income from interest rate hedging activities was
$0.8 million and $11.3 million.  The difference between the quarter-to-quarter and year-to-date periods is primarily due to certain elections by counterparties during 2001 and a decrease in interest rates.

General outlook for the Fourth Quarter of 2002 and First Quarter of 2003

Processing

Based on our current expectations of natural gas production from the Gulf of Mexico, operating conditions and NGL product and natural gas prices, we estimate that our equity NGL production rates will average 60 MBPD during the fourth quarter of 2002 and rise
to 65 MBPD during the first quarter of 2003.   Virtually all Gulf of Mexico natural gas production was impacted and experienced some downtime due to Tropical Storm Isidore and Hurricane Lili during September and October 2002.  Including the effects on production before, during and after the storms, it is estimated that approximately 10 to 12 days of natural gas production were lost that would have been processed at our facilities.  By mid-October 2002, it was estimated that nearly all of natural gas production in the Gulf
of Mexico was back on line.   We estimate that Tropical Storm Isidore lowered our equity NGL production rates by 5 MBPD during the third quarter of 2002 and that Hurricane Lili lowered equity NGL productions for the fourth quarter of 2002 by 7 MBPD. We currently estimate that Hurricane Lili lowered gross margin from our Processing segment by approximately $1.1 million during the fourth quarter of 2002.

Shell's "Manatee" Gulf of Mexico deepwater field began production late in the third quarter of 2002.   In addition, we are expecting
that their  "Princess" Gulf of Mexico deepwater development will begin production late in the fourth quarter of 2002.   Depending on
processing economics (discussed below), the gas processed from these two new developments could add approximately up to 1 MBPD to our equity NGL production rate during the fourth quarter of 2002 and approximately 2.5 MBPD to the rate for the first quarter of
2003.

From a processing economics perspective, natural gas prices are expected to remain strong during the fourth quarter of 2002 and first quarter of 2003, which may negatively affect processing margins given anticipated NGL prices.  As a result, some regional gas
processing facilities (including a number of ours) may elect to reduce NGL recoveries.   If gas prices moderate and NGL prices
strengthen, processing economics would improve and may lead to higher NGL extraction rates at our facilities.   At full NGL
extraction rates, we expect that our equity NGL production rate would approximate 85 MBPD.

Pipelines

Many of our Gulf Coast-based pipeline operations were affected by Tropical Storm Isidore and Hurricane Lili in September and
October 2002.  We estimate that these storms lowered Pipelines gross margin by $0.8 million during the third quarter of 2002 and by
$1.0 million during the fourth quarter of 2002.   These estimates include the impact of lost throughput on both our natural gas and
NGL pipeline systems in both onshore and offshore Louisiana.  Our Mid-America and Seminole pipeline systems should perform as
expected during the fourth quarter of 2002 and first quarter of 2003.   We expect volumes on the Mid-America system to seasonally
increase during the first quarter of 2003 in line with propane demand for heating in the midwestern U.S.   We believe that
consolidated gross operating margin (before minority interest) from these systems will approximate $45 million per quarter for both the fourth quarter of 2002 and first quarter of 2003 based upon current information.  As for our Gulf Coast liquids pipelines, we expect that reduced NGL recoveries at gas processing facilities in the region may negatively affect the throughput rates on certain
of our pipelines during the fourth quarter of 2002 and first quarter of 2003.   We expect gross margin from the Dixie pipeline to
increase during the fourth quarter of 2002 and first quarter of 2003 as seasonal heating requirements in the southeastern U.S.
increase throughput on the system.

Our storage operations should continue to benefit as NGL production continues and slow petrochemical and other downstream demand for feedstocks keeps inventory levels higher than normal. Import volumes at our Houston Ship Channel import dock are expected to reflect seasonal lows while EPIK's export activity is projected to be near maximum rates over the next two quarters.  EPIK usually experiences a seasonal increase in exports of propane during the winter months.

Apart from the effects of Hurricane Lili on fourth quarter of 2002 margins, we anticipate that volumes from our Gulf of Mexico and
Acadian Gas natural gas pipeline businesses for the fourth quarter of 2002 and first quarter of 2003 will be consistent with historic levels adjusted for the effects of seasonality, peaking requirements of certain customers and variance from normal weather.
Our Gulf of Mexico pipelines may be somewhat affected by natural declines in production offset by volumes from new wells.

Fractionation

Over the next two quarters, we anticipate that margins and volumes from our NGL fractionators may be somewhat affected by reduced
NGL recoveries at gas processing plants.   When natural gas plants are in these modes, the volumes sent by the gas plants to NGL
fractionators for further processing are reduced.   As we discussed earlier, we believe that ethane rejection or reduced NGL recoveries may occur at many gas processing facilities along the Gulf Coast, including some of our own based on current forecasts of natural gas and NGL prices.  Ethane rejection could also occur at gas processing facilities in the Mid-Continent and Rocky Mountain regions of the country which may affect the volume of mixed NGLs delivered by the Seminole pipeline to our Mont Belvieu NGL fractionator for processing.

In addition, operating expenses are expected to rise during the same period as a result of higher energy costs at these facilities caused by the forecasted increase in natural gas prices.  Gross margin from our Mont Belvieu NGL fractionator will continue showing weakness when compared to 2001 results due to the competition at this industry hub which has reduced tolling fees.  The anticipated decreases in gross margin will be partially offset by the margins added by our newly acquired Toca-Western facility.  We anticipate that net NGL fractionation volumes will range between 235 MBPD and 255 MBPD during the fourth quarter of 2002 and first quarter of
2003.

Our estimates are that Hurricane Lili reduced fourth quarter of 2002 margins from our Louisiana facilities by $0.9 million.

Production rates at our isomerization facilities are expected to average 78 MBPD during the fourth quarter of 2002 and 79 MBPD
during the first quarter of 2003.   The decline in volumes from the third quarter of 2002 rate is primarily due to the end of the gasoline blending season at refineries.  We also expect a modest decline in demand for isomerization services during 2003 as refiners reduce their MTBE production in advance of California's ban on the oxygenate that takes effect January 1, 2004.  This may be offset by demand for isomerization services to facilitate alkylate production.

We anticipate that demand for our propylene fractionation services and products will be comparative with that we experienced during
the third quarter of 2002.   Our propylene fractionation volumes are estimated to be 52 MBPD for the fourth quarter of 2002 and 55
MBPD for the first quarter of 2003.

Octane Enhancement

BEF should experience a seasonal decline in margins during the fourth quarter of 2002 as gasoline refiners scale down their demand for MTBE and during the first quarter of 2003 due to the scheduled annual maintenance at this facility.  As a result of California's switch from using MTBE to ethanol in its clean fuels program in January 2004, we expect that MTBE margins will begin to weaken during 2003.  Demand for BEF's MTBE production is governed by its contract with Sun, which purchases the MTBE primarily for use in its eastern U.S. gasoline markets.

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

General.   Our primary cash requirements, in addition to normal operating expenses and debt service, are for capital expenditures (both sustaining and expansion-related), business acquisitions and distributions to partners.  We expect to fund our short-term needs for such items as operating expenses and sustaining capital expenditures with operating cash flows.  Capital expenditures for long-term needs resulting from internal growth projects and business acquisitions are expected to be funded by a variety of sources including (either separately or in combination) cash flows from operating activities, borrowings under bank credit facilities and the issuance of additional partnership equity and public debt.  Our quarterly cash distributions to partners are expected to be funded primarily by current period operating cash flows .  Our debt service requirements are expected to be funded by operating cash flows and/or refinancing arrangements.

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

As noted above, certain of our liquidity and capital resource requirements are met using borrowings under bank credit facilities and/or the issuance of additional partnership equity or public debt (separately or in combination). As of  September 30, 2002, total borrowing capacity under our 364-Day and Multi-Year Revolving Credit facilities was $500 million of which $87 million was available.

Our plans for permanent financing of the approximately $1.2 billion Mid-America and Seminole acquisitions include the issuance of equity and debt in amounts that are consistent with our objective of maintaining our financial flexibility and investment grade
balance sheet.   For additional information regarding our debt, see the section below labeled "Our debt obligations".

On February 23, 2001, we filed a $500 million universal shelf registration (the "February 2001 Shelf") covering the issuance of an
unspecified amount of partnership equity or debt securities or a combination thereof.   In October 2002, we used approximately $186
million of this shelf registration to complete a public offering of 9.8 million Common Units. The Common Units were priced at $18.99
per Unit, based on the closing price of our Common Units on the NYSE on October 2, 2002.   The net proceeds from the offering of
approximately $180 million were used to repay a portion of the debt we incurred to finance the Mid-America and Seminole acquisitions. As a result of the October 2002 offering, we have $314 million remaining availability under the February 2001 Shelf to use for  future partnership equity or debt securities offerings.

We have the ability, under certain conditions during the Subordination Period, to issue an unlimited number of Common Units to finance acquisitions and capital improvements.  The Subordination Period generally extends until the first day of any quarter beginning after June 30, 2003 when certain financial tests have been satisfied.  We have the ability to issue an unlimited number of
Common Units for this type of expenditure if Adjusted Operating Surplus (as defined within our partnership agreement) for each of the four fiscal quarters immediately preceding the expenditure, on a pro forma basis, would have increased as a result of such expenditure (i.e., would have been accretive on a pro forma basis for each of the quarters in the test).

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

Credit ratings.  On August 2, 2002, Moody's and S and P changed their ratings outlook regarding our debt securities from
"stable" to "negative".   The ratings agencies did not take any action to downgrade our ratings; they remain at Baa2 by Moody's and
BBB by S and P.   Their negative outlook on the future of our ratings reflects the execution risk they see associated with our permanent financing plan for the Mid-America and Seminole acquisitions, which includes the issuance of equity and long-term debt.

The change in ratings outlook does not translate into any material financial impact on our liquidity.  Management is committed to achieving its goals of permanent financing for the Mid-America and Seminole acquisitions and will actively pursue the appropriate mix and timing of offerings of partnership equity and issuance of public debt that will maintain our investment grade balance sheet.
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

         Consolidated cash flows for nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Operating cash flows.  Cash flow from operating activities was an inflow of $170.1 million for the first nine months of 2002 compared to $124.8 million during the same period in 2001.  The following table summarizes the major components of operating cash flows for the nine months ended September 30, 2002 and 2001:

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      -----------------------------------
                                                                                            2002              2001
                                                                                      -----------------------------------
Net income                                                                                    $ 39,967         $220,308
Adjustments to reconcile net income to cash flows provided by
      (used for) operating activities before changes in operating accounts:
      Depreciation and amortization                                                             62,907           37,245
      Equity in income of unconsolidated affiliates                                            (22,258)         (17,350)
      Distributions received from unconsolidated affiliates                                     40,114           30,602
      Changes in fair market value of financial instruments                                     12,830          (39,430)
      Other                                                                                      8,643            9,753
                                                                                      -----------------------------------
Cash flow before changes in operating accounts                                                $142,203         $241,128
Net effect of changes in operating accounts                                                     27,906         (116,362)
                                                                                      -----------------------------------
Operating activities cash flows                                                               $170,109         $124,766
                                                                                      ===================================

As noted in the table above, cash flow before changes in operating accounts was an inflow of $142.2 million in 2002 versus $241.1 million during 2001. "Cash flow before changes in operating accounts" is an important measure of our liquidity.  We believe it provides an indication of our success in generating core cash flows from the assets and investments we own or in which we have an interest.  The $98.9 million decrease in such cash flows between the two year-to-date periods is primarily due to net hedging losses in 2002 versus net hedging income in 2001 offset by increased distributions from unconsolidated affiliates and earnings from businesses we have acquired since September 30, 2001. Of the non-cash changes in fair market value of financial instruments recorded
during 2002, $10.6 million is attributable to commodity financial instruments and the remainder to interest rate swaps.   For the
2001 period, $34.6 million of the $39.4 million in non-cash fair market adjustments is attributable to commodity financial
instruments.   Depreciation and amortization have increased between the two periods primarily due to acquisitions.

Changes in operating accounts are generally the result of timing of sales and purchases near the end of each period.  A significant component of our working capital is inventory, particularly that of the NGL inventory we have available for sale in our merchant
activities.   At September 30, 2002, our investment in inventory was $227.1 million, an increase of $82.0 million over the September
2001 value $145.1 million.   The growth in our inventory is primarily a function of the expansion of our operations over the last year as a result of acquisitions, increased equity NGL production rates, and current and forecasted market conditions for these products. We forecast that our inventories will decrease (and provide cash inflows) during the fourth quarter of 2002 as a result of normal seasonal demand for NGL products.

Investing cash flows.   During the first nine months of 2002, we used $1.7 billion in cash for investing activities compared to $437.6 million spent during the first nine months of 2001.  The 2002 period reflects $1.6 billion in business acquisitions including the $1.2 billion paid to acquire Mid-America and Seminole and $368.7 million paid to acquire Diamond-Koch's propylene fractionation and NGL and petrochemical storage businesses. The 2001 period includes $113 million paid to acquire equity interests in several Gulf of Mexico natural gas pipelines from El Paso (our Neptune, Starfish and Nemo equity investments) and $225.7 million paid to acquire Shell's Acadian Gas natural gas pipeline system.  During the first nine months of 2002, our capital expenditures were $47.0 million compared to $92.6 million during the same period in 2001.  The majority of capital expenditures during both periods is attributable to projects within our Pipelines segment.

Financing cash flows.  Our financing activities generated $1.4 billion in cash inflows during the first nine months of 2002 compared to $310.5 million during the first nine months of 2001.  We incurred net borrowings of $1.6 billion during the 2002 period compared to $449.7 million during the 2001 period.  The increase in borrowings between the two periods is primarily due to acquisitions, particularly the $1.2 billion used to finance the Mid-America and Seminole acquisitions in July 2002 and the $239.0
million borrowed to finance the purchase of Diamond-Koch's propylene fractionation business in February 2002.   The 2001 period
includes the issuance of our Senior Notes B in January 2001.   These notes were issued to finance the acquisition of Acadian Gas,
Neptune, Nemo and Starfish; to cover construction costs of certain NGL pipelines and related projects; and to fund other general partnership activities.

Cash distributions paid to our partners increased $34.0 million period-to-period primarily due to increases in both the declared
quarterly distribution rate and the number of Units entitled to receive distributions.   Debt issuance costs in 2002 increased $13.4
million over 2001 primarily due to the $15.0 million in fees associated with the $1.2 billion 364-Day Term Loan.   The $15.0 million
in bank fees is being amortized on a straight-line basis over the 12-month term of this facility.

         Cash requirements for future growth

Acquisitions.  We are committed to the long-term growth and viability of the Company.   Our strategy involves expansion
through business acquisitions and internal growth projects.  In recent years, major oil and gas companies have sold non-strategic assets in the midstream natural gas industry in which we operate.  We forecast that this trend will continue, and expect independent oil and natural gas companies to consider similar divestures.  Management continues to analyze potential acquisitions, joint venture or similar transactions with businesses that operate in complementary markets and geographic regions. We believe that the Company is positioned to continue to grow through acquisitions that will expand its platform of assets and through internal growth projects.

For fiscal 2002, we have invested approximately $1.7 billion in business acquisitions and internal growth projects including $1.2 billion for Mid-America and Seminole in July 2002;  $239.0 million for the Mont Belvieu propylene fractionation assets we purchased from Diamond-Koch in February 2002; and $129.6 million for the Mont Belvieu NGL and petrochemical storage assets we purchased from
Diamond-Koch in January 2002.  Our goal is to invest between $300 million and $500 million annually in such opportunities to the extent that we believe such investments will be accretive to our limited partners.

We expect the funds needed to achieve this goal will be obtained through a combination of operating cash flows, public and private
debt and equity.   Of the $1.7 billion in business acquisitions and internal growth projects we have completed thus far in 2002, we
have borrowed approximately $1.5 billion of the funds required.   This will translate into increased debt service costs during 2002 and 2003. To the extent proceeds from future equity offerings are used to reduce the principal amount of debt outstanding, our interest expense will be reduced.  To the extent that we refinance our existing debt with new debt, our interest expense will generally be  affected by any difference in interest rates on the old debt versus the new debt and by any fees associated with the new debt.

Distributions.  Another stated goal of management is to increase the distribution rate to our investors by at least 10%
annually.   For the fourth quarter of 2001, the declared annual rate was $1.25 per Common Unit (on a post-split basis).   In the
third quarter of 2002, the declared annual rate was raised to $1.38 per Common Unit.  Based on the number of distribution-bearing
Units outstanding on record dates during 2002, we project that cash distributions to partners and minority interest will increase by
approximately $52 million over the amounts paid during 2001.    The number of distribution-bearing Units during 2002 increased over
2001 as a result of the conversion of 19.0 million non-distribution bearing Special Units into an equal amount of distribution-bearing Common Units in August 2002 and the issuance of 9.8 million Common Units in October 2002.

Our distribution rate is supported by prospective and historical cumulative cash flow since our IPO in July 1998.  From our IPO through the third quarter of 2002, we generated $905.5 million in cash that was available for distribution to Unitholders, of which
$633.6 million was paid to Unitholders (including the third quarter of 2002 distribution paid on November 12, 2002).   Our policy
has been to retain and reinvest the difference of $271.9 million into projects that we anticipate will be accretive in terms of cash
flow to our partners over time.   This policy has helped us to maintain a strong financial presence in the markets we serve by minimizing debt and using the excess cash flow to expand the partnership through internal growth and acquisitions.

We believe that all cash distributions will be paid out of operating cash flows over the long-term; however, from time to time, we may temporarily borrow under our bank credit facilities for the purpose of paying distributions until the full cash flow impact of our operations are realized.

Capital spending.  At September 30, 2002, we had $3.3 million in outstanding purchase commitments attributable to capital projects.  Of this amount, $2.5 million is related to the construction of assets that will be recorded as property, plant and equipment and $0.8 million is associated with capital projects of our unconsolidated affiliates which will be recorded as additional investments.

For the remainder of 2002, we expect our capital spending to approximate $33.2 million of which $18.5 million is forecasted for various projects in our Pipelines segment and $7.0 million for our expansion of the Neptune gas processing facility.  Our unconsolidated affiliates forecast a combined $9.1 million in capital expenditures during the remainder of 2002 of which we expect our share to be approximately $3.5 million, the majority of which relate to expansion projects on our Gulf of Mexico natural gas
pipeline systems.   These outlays will be recorded as additional investments in unconsolidated affiliates.

         Our debt obligations

Our debt consisted of the following at:

                                                                       September 30,   December 31,
                                                                            2002           2001
                                                                       -------------------------------
Borrowings under:
     364-Day Term Loan, variable-rate, $150 million due December 2002,   $ 1,200,000
         $450 million due March 2003 and $600 million due July 2003
     Senior Notes B, 7.50% fixed-rate, due February 2011                     450,000        $450,000
     Senior Notes A, 8.25% fixed-rate, due March 2005                        350,000         350,000
     Multi-Year Revolving Credit facility, variable-rate, due                240,000
     November 2005
     364-Day Revolving Credit facility, variable-rate,
           due November 2003                                                 173,000
     MBFC Loan, 8.70% fixed-rate, due March 2010                              54,000          54,000
     Seminole Notes, 6.67% fixed-rate, $15 million due
         each December, 2002 through 2005                                     60,000
                                                                       -------------------------------
            Total principal amount                                         2,527,000         854,000
Unamortized balance of increase in fair value related to
     hedging a portion of fixed-rate debt                                      1,834           1,653
Less unamortized discount on:
     Senior Notes A                                                              (90)           (117)
     Senior Notes B                                                             (237)           (258)
Less current maturities of debt                                           (1,215,000)
                                                                       -------------------------------
            Long-term debt                                               $ 1,313,507        $855,278
                                                                       ===============================

364-Day Term Loan and Seminole Notes.  The Operating Partnership entered into a $1.2 billion senior unsecured 364-day variable-rate term loan (the "364-Day Term Loan") to fund the acquisition of Mid-America and Seminole from Williams on July 31,
2002.  The term loan will generally bear interest at either (as defined within the loan agreement) (i) the greater of (a) the Prime
Rate or (b) the Federal Funds Effective Rate plus one-half percent; or (ii) a Eurodollar Rate, with any rate in effect being
increased by an appropriate applicable margin.   For the period in which this debt was outstanding, the weighted-average interest rate charged was 3.41%.

In October 2002, we contributed approximately $180 million in proceeds from our common equity offering to the Operating
Partnership.   The Operating Partnership used this amount to partially repay the 364-Day Term Loan and meet the payment required
under this facility scheduled for December 2002.   As of November 13, 2002, $1.0 billion remains outstanding under this facility.

On July 31, 2002, Seminole had $60 million in 6.67% fixed-rate senior unsecured notes outstanding (the "Seminole Notes").  The notes amortize by $15 million each December 1 through 2005.  In accordance with generally accepted accounting principles, this debt is consolidated on our balance sheet because of our 78.4% ownership interest in Seminole.

Significant amendments to Multi-Year and 364-Day Revolving Credit facilities.  The following significant amendments to the
Multi-Year and 364-Day Revolving Credit facilities have been made during 2002:

o        In April 2002, our total borrowing capacity under these two facilities was increased to $500 million, of which $87 million was outstanding at September 30, 2002.  The amount that we can borrow under the Multi-Year Revolving Credit facility was
         increased by $20 million to $270 million.   Likewise, the amount that we can borrow under the 364-Day Revolving Credit facility was increased by $80 million to $230 million.
o        In April 2002, our debt covenants under these facilities were amended to allow us to exclude up to $50.0 million in commodity hedging losses we incurred during the first four months of 2002 from the calculation of Consolidated EBITDA (as defined in the revolving credit agreements).  The amendment also increased the ratio of Consolidated Indebtedness to
         Consolidated EBITDA allowed under the facilities for certain periods.
o        In July 2002, we amended our Multi-Year and 364-Day Revolving Credit facility to allow us to incur additional indebtedness for the interim financing of the Mid-America and Seminole pipeline systems.  This amendment provided for an increase in the amount of Consolidated Indebtedness to Consolidated EBITDA allowed under the facilities. In addition, the negative covenant on Indebtedness (as defined in the revolving credit agreements) was amended to permit the Seminole Notes.
o        In October 2002, our Operating Partnership completed an amendment which  refinanced its 364-Day  Revolving Credit facility.
         The  amendment,  which has an  effective  date of November 15, 2002, extends the maturity of the current  unsecured 364-Day
         Revolving Credit facility from November 15, 2002 to November 14, 2003.

During the first nine months of 2002, the range of interest rates paid on the Multi-Year and 364-Day Revolving Credit facilities was
2.32% to 2.59%.   The weighted-average interest rates paid on Multi-Year and 364-Day Revolving Credit facilities during the period were 2.31% and 2.46%, respectively.

Guarantor relationships.  Enterprise Products Partners L.P. acts as guarantor of certain of the Operating Partnership's debt obligations.  This parent-subsidiary guaranty provision exists under our 364-Day Term Loan; Senior Notes A and B; MBFC Loan; and the
Multi-Year and 364-Day Revolving Credit facilities.

Letters of Credit.  At September 30, 2002, we had a total of $75 million of standby letters of credit capacity under our
Multi-Year Revolving Credit facility of which $2.4 million was outstanding.

Covenants.  The indentures under which Senior Notes A and B and the MBFC Loan were issued contain various restrictive covenants.  We were in compliance with these covenants at September 30, 2002.

The 364-Day Term Loan, Multi-Year Revolving Credit facility, and 364-Day Revolving Credit facility contain various affirmative and
negative covenants applicable to the Operating Partnership.   The covenants of the 364-Day Term Loan are similar to those required under the Multi-Year and 364-Day Revolving Credit facilities. As such, the 364-Day Term Loan agreement contains covenants related to our ability to incur certain indebtedness, grant certain liens, enter into certain merger or consolidation transactions, and make certain investments. In addition, the 364-Day Term Loan requires us to satisfy certain financial covenants at the end of each fiscal
quarter.   We were in compliance with the covenants of these three debt agreements at September 30, 2002.

The Seminole Note agreements contain various restrictive covenants, such as minimum net worth requirements and those restricting
Seminole's ability to borrow additional funds.   Seminole was in compliance with these covenants at September 30, 2002.

Recent accounting developments

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
statement.

For additional information regarding recent accounting developments that affected our financial statements during 2002, see Note 6 of our Notes to Unaudited Consolidated Financial Statements.

Summary of contractual obligations and material commercial commitments

The following table summarizes our contractual obligations and material purchase and other commitments for the periods shown.   The
values shown in the table are as of September 30, 2002 with the exception that we have reflected the use of approximately $180 million in proceeds from our October 2002 common equity offering to partially repay the 364-Day Term Loan associated with the
Mid-America and Seminole acquisitions.

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
----------------------------------------------------------------------------------------------------------------------------

Contractual Obligation (expressed in
   terms of millions of dollars payable
   per period):
   Long-term debt                                  $2,349.0       $15.0     $1,210.0       $620.0                    $504.0
   Operating leases                                $   16.0       $ 2.7     $    5.1       $  5.0         $0.6       $  2.6
   Capital spending commitments:
      Property, plant and equipment                $    2.5       $ 2.5
      Investments in unconsolidated
         affiliates                                $    0.8       $ 0.8

Other commitments (expressed in terms
   of millions of dollars potentially
   payable per period):
   Letters of Credit under Multi-Year
      Credit Facility                              $    2.4                 $    2.4

Other Material Contractual Obligations
   (Purchase commitments expressed
   in terms of minimum volumes
   under contract per period):
    NGLs (MBbls)                                     82,375       9,997       29,205       21,063       11,310       10,800
    Petrochemicals (MBbls)                           24,025       1,752        7,009        9,740        5,524
    Natural gas (BBtus)                             136,461       3,652       16,416       27,797       25,595       63,000

Long-term debt.  Long-term debt reflects consolidated amounts due under public and private placement obligations.  For a full description of these debt obligations, see the previous section in this report entitled "Our debt obligations".

Operating leases.  We lease certain equipment and processing facilities under noncancelable and cancelable operating leases.
The amounts shown in the table above represent minimum future rental payments due on such leases with terms in excess of one year.

Letters of Credit under our Multi-Year Credit Facility.  Our outstanding letters of credit were $2.4 million at December 31,
2001 and September 30, 2002 and primarily represent letter of credit requirements associated with our purchase of hydrocarbon imports.

NGL and natural gas purchase commitments.  In addition, we have long-term purchase commitments for NGL products and related-streams (including natural gas and petrochemical volumes) with several suppliers. The purchase prices contained within these
contracts approximate market value at the time of delivery.   Our purchase commitments for NGLs and petrochemicals are stated in thousands of barrels and for natural gas in BBtus.  These amounts have increased since December 31, 2001 as a result of acquisitions completed during 2002.

Uncertainties regarding our investment in BEF

We have a 33.3% ownership interest in BEF, which owns a facility currently producing MTBE.   MTBE has come under scrutiny by various
governmental agencies and environmental groups over the last few years because underground storage tanks filled with motor gasoline containing MTBE have leaked contaminating water supplies. Certain states, primarily California, have moved to ban or reduce MTBE use due to these concerns.  The California ban takes effect during the first quarter of 2004. In addition, the U.S. Senate, in April
2002, passed an energy bill that includes a total ban on the use of MTBE, which if ultimately adopted would be effective in four years.  The Senate bill is now in a conference committee with the U.S. House of Representatives for resolution.  The U.S. House of
Representatives energy bill, which passed in August 2001, contains no such ban.   We can give no assurance as to whether the federal
government or individual states will ultimately adopt legislation banning the use of MTBE.

In April 2002, a jury in California found three energy companies liable for polluting Lake Tahoe's drinking water with MTBE.   While
this decision sets no legal precedent, this was the first time that a jury has defined gasoline containing MTBE to be a "defective
product".    This development has no direct impact on BEF since our customer uses the MTBE we produce in its eastern U.S. operations.

In light of these developments, we and the other two partners of BEF are actively compiling a contingency plan for the BEF facility should MTBE be banned.  We are currently leaning towards a possible conversion of the facility from MTBE production to alkylate production.  In addition to MTBE's value in reducing air pollution, it is a significant source of octane in the U.S. motor gasoline pool.  Octane is a critical quality of motor gasoline.  Therefore, we believe that if MTBE usage is banned or significantly curtailed, the motor gasoline industry would need a substitute additive to maintain octane levels in gasoline and that alkylate
would be an economic and effective substitute.   We are currently conducting a detailed engineering study that is expected to be completed by the end of the first quarter of 2003, at which time we expect a more definitive conversion cost estimate will be available.  The cost to convert the facility will depend on the type of alkylate process chosen and level of alkylate production desired by the partnership.

Conversion of EPCO Subordinated Units to Common Units

As a result of the Company satisfying certain financial tests, 10,704,936 (or 25%) of EPCO's Subordinated Units converted to Common
Units on May 1, 2002.   If the financial criteria continue to be satisfied through the first quarter of 2003, an additional 25% of the Subordinated Units will undergo an early conversion on a one-for-one basis to Common Units on May 1, 2003.  The remaining 50% of
Subordinated Units will convert on August 1, 2003 if the balance of the conversion requirements are met.   Subordinated Units have
limited voting rights until converted to Common Units.    The conversion(s) will have no impact upon our earnings per unit since the
Subordinated Units are already included in both the basic and fully diluted calculations.

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

                              Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to financial market risks, including changes in commodity prices in our natural gas and NGL businesses and in interest rates with respect to a portion of our debt obligations.  We may use financial instruments (i.e., futures, forwards, swaps, options, and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions, primarily in our Processing segment.  As a matter of policy, we do not use financial instruments for speculative (or trading) purposes.  For additional information regarding our financial instruments, see the Notes to our Unaudited Consolidated
Financial Statements.

Commodity price risk

Our Processing and Octane Enhancement segments are directly exposed to commodity price risk through their respective business operations.  The prices of natural gas, NGLs and MTBE are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the risks associated with our
Processing segment, we may enter into swaps, forwards, commodity futures, options and other commodity financial instruments with similar characteristics that are permitted by contract or business custom to be settled in cash or with another financial
instrument.   The primary purpose of these risk management activities (or hedging strategies) is to hedge exposure to price risks
associated with natural gas, NGL inventories, firm commitments and certain anticipated transactions.   We do not hedge our exposure
to the MTBE markets.  Also, in our Pipelines segment, we may utilize a limited number of commodity financial instruments to manage the price Acadian Gas charges certain of its customers for natural gas and to manage the price risk of certain energy costs of our
Mid-America pipeline system.

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

Our commodity financial instruments may not qualify for hedge accounting treatment under the specific guidelines of SFAS No. 133 because of ineffectiveness.  A hedge is normally regarded as effective if, among other things, at inception and throughout the term of the financial instrument, we could expect changes in the fair value of the hedged item to be almost fully offset by the changes
in the fair value of the financial instrument.   When financial instruments do not qualify as effective hedges under the guidelines of SFAS No. 133, changes in the fair value of these positions are recorded on the balance sheet and in earnings through mark-to-
market accounting.  The use of mark-to-market accounting for these ineffective instruments results in a degree of non-cash earnings volatility that is dependent upon changes in the underlying commodity prices.

We assess the risk of our commodity financial instrument portfolio using a sensitivity analysis model.  The sensitivity analysis performed on this portfolio measures the potential income or loss (e.g., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the dates noted within the following table.  In general, we derive the quoted market prices used in the model from those actively quoted on commodity exchanges (i.e.,NYMEX) for instruments of similar duration.  In those rare instances where prices are not actively quoted, we employ regression analysis techniques possessing strong correlation factors.

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

                                                                   Resulting          At              At              At
                        Scenario                                classification     12/31/01        09/30/02        11/04/02
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions of dollars)
Fair Value assuming no change in quoted market prices            Asset (Liability)   $ 5.6           $(2.7)         $(0.5)

Fair Value assuming 10% increase in quoted market prices         Asset (Liability)   $(0.3)          $(5.3)         $(0.6)
Earnings Impact assuming 10% increase in quoted market prices    Income (Loss)       $(5.9)          $(2.6)         $(0.1)

Fair Value assuming 10% decrease in quoted market prices         Asset (Liability)   $11.4           $(0.1)         $(0.4)
Earnings Impact assuming 10% decrease in quoted market prices    Income (Loss)       $ 5.8           $ 2.6          $ 0.1

The estimated value of our commodity hedging portfolio was a $5.6 million asset at December 31, 2001.   At that time,  our portfolio
was primarily based on a hedging strategy that utilized the forward sale of natural gas at a fixed-price with the expected margin on the settlement of the position offsetting or mitigating changes in anticipated margins on NGL merchant activities and the value of
our equity NGL production.   This strategy was successful during periods of falling natural gas prices (as was the case during most of 2001) and we continued to use this strategy going into 2002 believing that the fundamentals of the natural gas business indicated
additional moderation in prices.  Unfortunately, the price of natural gas became unstable and rapidly increased as speculation surrounding potential natural gas shortages began to influence the market in March 2002.  As the market price of natural gas increased, our fixed positions became less and less profitable until we were finally left in a payable position (i.e., in a loss position on these instruments).  As a result,  we recognized a loss from our commodity hedging activities for the first quarter of
2002 of $45.1 million.

Due to the inherent uncertainty that was controlling the markets, management decided that it was prudent for the Company to exit this strategy and we did so by late April 2002. By the time that these positions were generally closed out in late April, we had
incurred additional losses.   For the nine months ending September 30, 2002, we recorded commodity hedging losses of $52.3 million,
with nearly all of the loss attributable to the strategy that we closed in April 2002.   Of the $52.3 million in losses recorded to
date during 2002, $41.7 million represents cash payments to counterparties and $10.6 million results from mark-to-market adjustments
(of which $7.9 million is related to mark-to-market income we recognized in the fourth quarter of 2001 from this portfolio).

Our current hedging strategies are limited in scope and duration.   These strategies primarily cover the price risk associated with
fuel costs at our natural gas processing facilities.   The mark-to-market value of the portfolio at September 30, 2002 was $2.7 million payable.  The change in overall portfolio value between December 31, 2001 and September 30, 2002 primarily reflects the settlement of transactions and changes in strategy that occurred during the first nine months 2002.  The value of the portfolio was
$0.5 million payable at November 4, 2002. The change in portfolio value between September 30, 2002 and November 4, 2002 is primarily the result of normal settlement activity and the early closeout of certain financial instruments used to hedge fuel inventories.

Interest rate risk

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

The General Partner oversees the strategies associated with financial risks and approves instruments that are appropriate for our
requirements.   At September 30, 2002, we had one interest rate swap outstanding having a notional amount of $54 million extending
through March 2010 .   Under this agreement, we exchanged a fixed-rate of 8.70% for a market-based variable-rate.   If the
counterparty elects to do so, it may terminate this swap in March 2003.  The fair value of this interest rate swap at September 30,
2002 was $1.6 million.  If quoted market interest rates were to have been 10% higher or lower on this date, the change in fair value of this swap would have minimal effect on our earnings.

Our interest rate hedging portfolio was expanded in October 2002 to include three treasury lock transactions.  A treasury lock is a specialized agreement that fixes the price or yield on a specific treasury security for an established period.  A treasury lock purchaser is protected from a rise in the yield of the underlying treasury security during the lock period.  Our treasury lock transactions have a maturity date of April 15, 2003.  The purpose of these transactions was to hedge an underlying 10-year treasury note for a possible issuance of 10-year notes in early 2003. The notional amounts of these transactions totaled $250 million, with a total treasury lock rate of approximately 3.9%.  The fair value of our interest rate hedging portfolio was $7.4 million at November
6, 2002.  The fair value of the portfolio at this date would increase to a $15.4 million receivable if quoted market interest rates were to increase by 10% and decline to a $0.8 million payable if quoted market interest rates were to decrease by 10%. To the extent the treasury locks are effective in hedging interest expense, the change in fair value of the treasury locks would be charged to
earnings over the life of the anticipated debt offering.   If any portion of the treasury locks are deemed ineffective as hedging instruments under current accounting guidance, all or a portion of the change in fair value of these treasury locks will be recorded to earnings through mark-to-market accounting.  Our interest rate swap is accounted for using the mark-to-market method.

We recognized income of $0.1 million and $0.8 million for the three and nine months ended September 30, 2002, respectively, that is treated as a reduction of interest expense in our Statements of Consolidated Operations.  For the three months and nine months ended
September 30, 2001, we recorded income from interest rate hedging activities of $3.8 million and $11.3 million, respectively.

At September 30, 2002 and December 31, 2001, we had no financial instruments in place to cover any potential interest rate risk on our variable-rate obligations.  Variable interest-rate debt obligations expose us to possible increases in interest expense and
decreases in earnings if interest rates were to rise.   Our 364-Day Term Loan, Multi-Year Revolving Credit and 364-Day Revolving
Credit facilities are variable-rate debt obligations.  At September 30, 2002, approximately $1.6 billion was outstanding under these
three facilities.   At December 31, 2001, we had no variable-rate debt outstanding.

If the weighted-average base interest rates selected on the variable-rate long-term debt during the first nine months of 2002 were to have been 10% higher than the weighted-average of the actual base interest rates selected, assuming no changes in the weighted-average debt levels, interest expense would have increased by approximately $0.9 million with a corresponding decrease in earnings before minority interest.

                                                Item 4. CONTROLS AND PROCEDURES

In the 90-day period before the filing of this report, the CEO and CFO of the General Partner of Enterprise Products Partners L.P.
and Enterprise Products Operating L.P. (collectively the "registrants") have evaluated the effectiveness of the registrants'
disclosure controls and procedures.  These disclosure controls and procedures are those controls and other procedures we maintain,

which are designed to insure that all of the information required to be disclosed by the registrants in all of their combined and separate periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the registrants in their reports filed or submitted under the Securities
Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO of the General Partner, as appropriate to allow those persons to make timely decisions regarding required disclosure.

Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the registrants' controls or  procedures or in other factors that could significantly affect such controls or procedures.  No significant deficiencies or material weaknesses were detected, so no corrective actions needed to be taken.

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

2.5      Purchase Agreement dated as of July 31, 2002 by and between E-Birchtree, LLC and Enterprise Products Operating L.P.(Exhibit
         2.2 to the Company's Form 8-K filed August 12, 2002).

3.1      Form of Amended and Restated Agreement of Limited Partnership of Enterprise Products Operating L.P. (Exhibit 3.2 to the
         Company's Registration Statement of Form S-1/A, File No. 333-52537, filed on July 21, 1998).

3.2      First Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC dated September 17, 1999.
         (Exhibit 99.8 on the Company's Form 8-K/A-1 filed October 27, 1999).

3.3      Third Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated
         May 15, 2002.

3.4      Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P. dated
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

4.11     Form of Global Note representing $450 million principal amount of 7.50% Senior Notes due 2011 (the "Senior Notes B").
         (Exhibit 4.1 to the Company's Form 8-K filed January 25, 2001).

4.12     First Amendment to Multi-Year Revolving Credit facility dated April 19, 2001.  (Exhibit 4.12 to the Company's Form 10-Q
         filed May 14, 2001).

4.13     First Amendment to 364-Day Revolving Credit facility dated November 6, 2001, effective as of November 16, 2001. (Exhibit
         4.13 to the Company's Form 10-K filed March 21, 2002).

4.14     Second Amendment and Supplement to Multi-Year Revolving Credit facility dated April 24, 2002.  (Exhibit 4.14 to the
         Company's Form 10-Q filed May 14, 2002).

4.15     Second Amendment and Supplement to 364-Day Revolving Credit facility dated April 24, 2002.  (Exhibit 4.15 to the Company's
         Form 10-Q filed May 14, 2002).

4.16     Third Amendment and Supplement to Multi-Year Revolving Credit facility dated July 31, 2002.  (Exhibit 4.1 to the Company's
         Form 8-K filed August 12, 2002).

4.17     Third Amendment and Supplement to 364-Day Revolving Credit facility dated July 31, 2002. (Exhibit 4.2 to the Company's Form
         8-K filed August 12, 2002).

4.18     Guaranty Agreement (relating to the $1.2 billion 364-Day Term Loan Credit Agreement) by Enterprise Products Partners L.P.
         in favor of Wachovia Bank, National Association, as administrative agent dated July 31, 2002. (Exhibit 4.4 to the Company's
         Form 8-K filed August 12, 2002).

4.19*    Fourth Amendment and Supplement to 364-Day Revolving Credit facility dated November 15, 2002.

10.1     $1.2 billion 364-Day Term Loan Credit Agreement among Enterprise Products Operating L.P.; Wachovia Bank, National
         Association, as administrative agent; Lehman Commercial Paper Inc., as co-syndication agent; and the Royal Bank of Canada, as co-syndication agent and arranger dated July 31, 2002.  (Exhibit 4.3 to the Company's Form 8-K filed August 12, 2002).

10.2     First Amendment and Supplement to $1.2 billion 364-Day Term Loan Credit Agreement dated July 31, 2002.  (Exhibit 4.4 to the
         Company's Form 8-K/A filed September 26, 2002).

12.1*    Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2002 and each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Enterprise Products Partners L.P.

12.2*    Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2002 and each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Enterprise Products Operating L.P.

*   An asterisk indicates that an exhibit is filed in conjunction with this report.    All other documents are incorporated by
    reference as indicated in their descriptions.

(b)  Reports on Form 8-K.

August 12, 2002 filings:  (Item 2)  On August 1, 2002, we announced the purchase of equity interests in affiliates of The
Williams Companies, Inc.("Williams"), which in turn, own controlling interests in Mid-America Pipeline Company, LLC ("Mid-America",
formerly Mid-America Pipeline Company) and Seminole Pipeline Company ("Seminole").

(Item 9) On August 9, 2002, Enterprise Products Partners L.P.  submitted to the SEC the Statements under Oath of Principal Executive
Officer and Principal Financial Officer in accordance with the SEC's File No. 4-460 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

September 26, 2002 filing:  (Form 8-K/A, Items 2 and 7) On September 26, 2002, we filed the required audited and unaudited financial statements (including certain pro forma information) pertaining to the Mid-America and Seminole acquisitions.

September 27, 2002 filing:(Items 5 and 7) On May 15, 2002, Enterprise Products Partners L.P. completed a two-for-one split of its Common Units, Subordinated Units and Special Units. Accordingly, we revised our consolidated financial statements and the notes thereto to retroactively reflect the effects of the two-for-one split.

                                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November
13, 2002.

                                                        ENTERPRISE PRODUCTS PARTNERS L.P.
                                                        (A Delaware Limited Partnership)
                                                        ENTERPRISE PRODUCTS OPERATING L.P.
                                                        (A Delaware Limited Partnership)

                                                        By:  Enterprise Products GP, LLC,
                                                        As General Partner for both registrants

Date:    November 13, 2002                              By:      /s/ Michael J. Knesek
                                                        --------------------------------------------------------------
                                                        Name:    Michael J. Knesek
                                                        Title:   Vice President, Controller and Principal Accounting
                                                                 Officer of the General Partner

                                  CERTIFICATION OF O.S. ANDRAS, PRINCIPAL EXECUTIVE OFFICER OF
                                       ENTERPRISE PRODUCTS GP, LLC THE GENERAL PARTNER OF
                                               ENTERPRISE PRODUCTS PARTNERS L.P.
                                                  PURSUANT TO 18 U.S.C.ss.1350

I, O.S. Andras, the Principal Executive Officer of Enterprise Products GP, LLC, the General Partner of Enterprise Products Partners
L.P., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Enterprise Products Partners L.P.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                                               /s/ O.S. Andras
                                                      -------------------------------------------------------
                                                      Name:    O.S. Andras
                                                      Title:   Principal Executive Officer of our General
                                                               Partner, Enterprise Products GP, LLC

                               CERTIFICATION OF MICHAEL A. CREEL, PRINCIPAL FINANCIAL OFFICER OF
                                       ENTERPRISE PRODUCTS GP, LLC THE GENERAL PARTNER OF
                                               ENTERPRISE PRODUCTS PARTNERS L.P.
                                                  PURSUANT TO 18 U.S.C.ss.1350

I, Michael A. Creel, the Principal Financial Officer of Enterprise Products GP, LLC, the General Partner of Enterprise Products
Partners L.P., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Enterprise Products Partners L.P.;

2        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    Novemer 13, 2002

                                                               /s/ Michael A. Creel
                                                      -------------------------------------------------------
                                                      Name:    Michael A. Creel
                                                      Title:   Principal Financial  Officer of our General
                                                               Partner, Enterprise Products GP, LLC

                                  CERTIFICATION OF O.S. ANDRAS, PRINCIPAL EXECUTIVE OFFICER OF
                                       ENTERPRISE PRODUCTS GP, LLC THE GENERAL PARTNER OF
                                               ENTERPRISE PRODUCTS OPERATING L.P.
                                                  PURSUANT TO 18 U.S.C.ss.1350

I, O.S. Andras, the Principal Executive Officer of Enterprise Products GP, LLC, the General Partner of Enterprise Products Operating
L.P., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Enterprise Products Operating L.P.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

         a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                                               /s/ O.S. Andras
                                                      -------------------------------------------------------
                                                      Name:    O.S. Andras
                                                      Title:   Principal Executive Officer of our General
                                                               Partner, Enterprise Products GP, LLC

                               CERTIFICATION OF MICHAEL A. CREEL, PRINCIPAL FINANCIAL OFFICER OF
                                       ENTERPRISE PRODUCTS GP, LLC THE GENERAL PARTNER OF
                                               ENTERPRISE PRODUCTS OPERATING L.P.
                                                  PURSUANT TO 18 U.S.C.ss.1350

I, Michael A. Creel, the Principal Financial Officer of Enterprise Products GP, LLC, the General Partner of Enterprise Products
Operating L.P., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Enterprise Products Operating L.P.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-13 and 15d-14) for the registrant and we have:

         a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

                                                               /s/ Michael A. Creel
                                                      -------------------------------------------------------
                                                      Name:    Michael A. Creel
                                                      Title:   Principal Financial  Officer of our General
                                                               Partner, Enterprise Products GP, LLC