Form 10-K/A
period 2002-12-31
ENTERPRISE PRODUCTS PARTNERS L P; ENTERPRISE PRODUCTS OPERATING L P
filed 2003-04-17
CIK 1061219, 1102995

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

         o Part I, Item 4

         o Part II, Items 5, 6 and 8

         o Part III, Item 12 (to the extent this section addresses Unitholder matters)

         o Sarbanes-Oxley Section 302 Certifications

We are filing this Form 10-K/A in response to comments received from the Securities and Exchange Commission regarding our annual report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 31, 2003 (the "Original Filing"). Specifically, we have amended the following sections of this annual report:

         o Items 1 and 2. Business and Properties -- Recent Strategic Acquisitions, page 5: We have added a more precise cross reference to our financial statement footnote regarding business acquisitions.

         o Item 3. Legal Proceedings, page 30: We have deleted the sentence, "EPCO has indemnified us against any litigation that was pending at the date of our formation in April 1998."

         o Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Other Items -- SEC review, page 55: We have deleted the section titled "SEC review" since the Commission has now completed its review of our filings and has furnished us with final comments which are being incorporated into this amended annual report on Form 10-K.

         o Item 13. Certain Relationships and Related Transactions -- Relationship with EPCO and affiliates -- EPCO Agreement, page 69:
           Under the section titled "EPCO Agreement," we have deleted the fifth bullet point referring to EPCO's agreeing to "indemnify us against any losses resulting from certain lawsuits."

         o Item 13. Certain Relationships and Related Transactions, pages 70 and 72: We have inserted language noting that the dollar amounts shown in the tables are in thousands.

         o Item 8. Financial Statements and Supplementary Data -- Commitments and Contingencies footnote of both registrants, pages F-40 and F-86:
           As with our change to page 30, we have revised the language to exclude references regarding EPCO's indemnification of litigation outstanding at our initial public offering.

This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

         For additional information regarding these and other acquisitions completed during 2002, please see Note 4 titled "Business Acquisitions" in the Notes to Consolidated Financial Statements under Item 8 of this annual report.

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

         The following table summarizes our various related party transactions with EPCO for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

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

         Shell is our single largest customer. During 2002, it accounted for 7.8% of our consolidated revenues. Our revenues from Shell reflect the sale of NGL and petrochemical products to them and the fees we charge them for pipeline transportation and NGL fractionation services. Our operating costs and expenses with Shell primarily reflect the payment of energy related-expenses related to the Shell natural gas processing agreement (see below) and the purchase of NGL products from them. The following table shows our revenues and operating costs and expenses with Shell for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

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

         The following table summarizes our related party transactions with unconsolidated affiliates for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

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
10.2         --     Guaranty Agreement dated as of July 31, 2002 by Enterprise Products Partners L.P. in favor of
                    Wachovia Bank, National Association, as Administrative Agent, with respect to the $1.2 Billion
                    364-Day Term Credit Facility (incorporated by reference to Exhibit 4.4 to Form 8-K filed August
                    12, 2002).
10.3         --     EPCO Agreement among Enterprise Products Partners L.P., Enterprise Products Operating L.P.,
                    Enterprise Products GP, LLC and Enterprise Products Company dated July 31, 1998 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed January 28, 2003).
10.4         --     Transportation Contract between Enterprise Products Operating L.P. and Enterprise Transportation
                    Company dated June 1, 1998 (incorporated by reference to Exhibit 10.3 to Registration Statement
                    Form S-1/A filed July 8,1998).
10.5         --     Partnership Agreement among Sun BEF, Inc., Liquid Energy Fuels Corporation and Enterprise
                    Products Company dated May 1, 1992 (incorporated by reference to Exhibit 10.5 to Registration
                    Statement on Form S-1 filed May 13, 1998).
10.6         --     Propylene Facility and Pipeline Agreement between Enterprise Petrochemical Company and Hercules
                    Incorporated dated December 13, 1978 (incorporated by reference to Exhibit 10.9 to Registration
                    Statement on Form S-l filed May 13, 1998).
10.7         --     Restated Operating Agreement for the Mont Belvieu Fractionation Facilities Chambers County, Texas
                    among Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company and
                    Champlin Petroleum Company dated July 17, 1985 (incorporated by reference to Exhibit 10.10 to
                    Registration Statement on Form S-l/A filed July 8,1998).
10.8         --     Amendment to Propylene Facility and Pipeline Agreement and Propylene Sales Agreement between
                    HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1993 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-l/A filed July 8, 1998).
10.9         --     Amendment to Propylene Facility and Pipeline Agreement and Propylene Sales Agreement between
                    HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1995 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-l/A filed July 8, 1998).
10.10        --     Fourth Amendment to Conveyance of Gas Processing Rights among Tejas Natural Gas Liquids, LLC and
                    Shell Oil Company, Shell Exploration & Production Company, Shell Offshore Inc., Shell Deepwater
                    Development Inc., Shell Land & Energy Company and Shell Frontier Oil & Gas Inc. dated August 1,
                    1999 (incorporated by reference to Exhibit 10.14 to Form 10-Q filed November 15, 1999).
10.11        --     Fifth Amendment to Conveyance of Gas Processing Rights dated as of April 1, 2001 among Enterprise
                    Gas Processing, LLC, Shell Oil Company, Shell Exploration & Production Company, Shell Offshore
                    Inc., Shell Consolidated Energy Resources, Inc., Shell Land & Energy Company and Shell Frontier
                    Oil & Gas, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 13, 2001).
10.12***     --     Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to
                    Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed March 13, 2003).
10.13***     --     Form of Option Grant Award under the 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed
                    March 13, 2003).
12.1**       --     Computation of ratio of earnings to fixed charges for each of the five years ended
                    December 31, 2002, 2001, 2000, 1999 and 1998 for Enterprise Products Partners L.P.
12.2**       --     Computation of ratio of earnings to fixed charges for each of the five years ended
                    December 31, 2002, 2001, 2000, 1999 and 1998 for Enterprise Products Operating L.P.
21.1**       --     List of Subsidiaries of the Registrants.
23.1#        --     Consent of Deloitte & Touche LLP.


99.1**       --     Audited Balance Sheet of Enterprise Products GP, LLC, as of December 31, 2002.
99.2#        --     Section 1350 Certifications


*        With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for
         Enterprise Products Partners L.P. is 1-14323 and the Commission file number for Enterprise Products Operating L.P. is
         333-93239-01.
**       Previously filed with our original Form 10-K on March 31, 2003.
***      Identifies management contract and compensatory plan arrangements
#        Filed with this report.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on April 17, 2003.

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated below on April 17, 2003.

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

                   /s/ Randa D. Williams                                             Director
-----------------------------------------------------------
                     Randa D. Williams

                                                                                     Director
-----------------------------------------------------------
                       J. A. Berget

                /s/ Dr. Ralph S. Cunningham                                          Director
-----------------------------------------------------------
                  Dr. Ralph S. Cunningham

                                                                                     Director
-----------------------------------------------------------
                        J. R. Eagan

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

1. I have reviewed this annual report on Form 10-K/A of Enterprise Products Partners L.P.;

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

Date:   April 17, 2003


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

1. I have reviewed this annual report on Form 10-K/A of Enterprise Products Partners L.P.;

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

Date:   April 17, 2003


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

1. I have reviewed this annual report on Form 10-K/A of Enterprise Products Operating L.P.;

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

Date:   April 17, 2003


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

1. I have reviewed this annual report on Form 10-K/A of Enterprise Products Operating L.P.;

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

Date:   April 17, 2003


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
10.2         --     Guaranty Agreement dated as of July 31, 2002 by Enterprise Products Partners L.P. in favor of
                    Wachovia Bank, National Association, as Administrative Agent, with respect to the $1.2 Billion
                    364-Day Term Credit Facility (incorporated by reference to Exhibit 4.4 to Form 8-K filed August
                    12, 2002).
10.3         --     EPCO Agreement among Enterprise Products Partners L.P., Enterprise Products Operating L.P.,
                    Enterprise Products GP, LLC and Enterprise Products Company dated July 31, 1998 (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 filed January 28, 2003).
10.4         --     Transportation Contract between Enterprise Products Operating L.P. and Enterprise Transportation
                    Company dated June 1, 1998 (incorporated by reference to Exhibit 10.3 to Registration Statement
                    Form S-1/A filed July 8,1998).
10.5         --     Partnership Agreement among Sun BEF, Inc., Liquid Energy Fuels Corporation and Enterprise
                    Products Company dated May 1, 1992 (incorporated by reference to Exhibit 10.5 to Registration
                    Statement on Form S-1 filed May 13, 1998).
10.6         --     Propylene Facility and Pipeline Agreement between Enterprise Petrochemical Company and Hercules
                    Incorporated dated December 13, 1978 (incorporated by reference to Exhibit 10.9 to Registration
                    Statement on Form S-l filed May 13, 1998).
10.7         --     Restated Operating Agreement for the Mont Belvieu Fractionation Facilities Chambers County, Texas
                    among Enterprise Products Company, Texaco Producing Inc., El Paso Hydrocarbons Company and
                    Champlin Petroleum Company dated July 17, 1985 (incorporated by reference to Exhibit 10.10 to
                    Registration Statement on Form S-l/A filed July 8,1998).
10.8         --     Amendment to Propylene Facility and Pipeline Agreement and Propylene Sales Agreement between
                    HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1993 (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-l/A filed July 8, 1998).
10.9         --     Amendment to Propylene Facility and Pipeline Agreement and Propylene Sales Agreement between
                    HIMONT U.S.A., Inc. and Enterprise Products Company dated January 1, 1995 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-l/A filed July 8, 1998).
10.10        --     Fourth Amendment to Conveyance of Gas Processing Rights among Tejas Natural Gas Liquids, LLC and
                    Shell Oil Company, Shell Exploration & Production Company, Shell Offshore Inc., Shell Deepwater
                    Development Inc., Shell Land & Energy Company and Shell Frontier Oil & Gas Inc. dated August 1,
                    1999 (incorporated by reference to Exhibit 10.14 to Form 10-Q filed November 15, 1999).
10.11        --     Fifth Amendment to Conveyance of Gas Processing Rights dated as of April 1, 2001 among Enterprise
                    Gas Processing, LLC, Shell Oil Company, Shell Exploration & Production Company, Shell Offshore
                    Inc., Shell Consolidated Energy Resources, Inc., Shell Land & Energy Company and Shell Frontier
                    Oil & Gas, Inc. (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 13, 2001).
10.12***     --     Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to
                    Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed March 13, 2003).
10.13***     --     Form of Option Grant Award under the 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed
                    March 13, 2003).
12.1**       --     Computation of ratio of earnings to fixed charges for each of the five years ended
                    December 31, 2002, 2001, 2000, 1999 and 1998 for Enterprise Products Partners L.P.
12.2**       --     Computation of ratio of earnings to fixed charges for each of the five years ended
                    December 31, 2002, 2001, 2000, 1999 and 1998 for Enterprise Products Operating L.P.
21.1**       --     List of Subsidiaries of the Registrants.
23.1#        --     Consent of Deloitte & Touche LLP.


99.1**       --     Audited Balance Sheet of Enterprise Products GP, LLC, as of December 31, 2002.
99.2#        --     Section 1350 Certifications


*        With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for
         Enterprise Products Partners L.P. is 1-14323 and the Commission file number for Enterprise Products Operating L.P. is
         333-93239-01.
**       Previously filed with our original Form 10-K on March 31, 2003.
***      Identifies management contract and compensatory plan arrangements
#        Filed with this report.