Form 10-Q
period 2005-09-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2005-11-04
CIK 1061219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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

YES ☒ NO ☐

There were 385,422,646 common units of Enterprise Products Partners L.P. outstanding at October 31, 2005. Enterprise Products Partners L.P.’s common units trade on the New York Stock Exchange under the symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
ASSETS	2005	2004

Current assets
Cash and cash equivalents	$ 32,688	$ 24,556
Restricted cash	6,893	26,157
Accounts and notes receivable - trade, net of allowance for doubtful accounts
of $24,620 at September 30, 2005 and $24,310 at December 31, 2004	1,292,572	1,058,375
Accounts receivable - related parties	2,160	25,161
Inventories	573,091	189,019
Assets held for sale		36,562
Prepaid and other current assets	105,287	80,893
Total current assets	2,012,691	1,440,723
Property, plant and equipment, net	8,415,573	7,831,467
Investments in and advances to unconsolidated affiliates	470,033	519,164
Intangible assets, net of accumulated amortization of $141,682 at
September 30, 2005 and $74,183 at December 31, 2004	941,484	980,601
Goodwill	489,444	459,198
Deferred tax asset	5,530	6,467
Long-term receivables	14,741	14,931
Other assets	41,969	62,910
Total assets	$ 12,391,465	$ 11,315,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Current maturities of debt	$ 15,000	$ 15,000
Accounts payable - trade	82,320	203,142
Accounts payable - related parties	17,295	41,293
Accrued gas payables	1,392,426	1,021,294
Accrued expenses	80,226	130,051
Accrued interest	71,665	70,335
Other current liabilities	131,652	104,764
Total current liabilities	1,790,584	1,585,879
Long-term debt	4,788,840	4,266,236
Other long-term liabilities	74,106	63,521
Minority interest	90,232	71,040
Commitments and contingencies
Partners' equity
Common units (384,671,446 units outstanding at September 30, 2005
and 364,297,340 units at December 31, 2004)	5,511,501	5,204,940
Restricted common units (751,200 units outstanding at September 30, 2005
and 488,525 units at December 31, 2004)	18,727	12,327
Treasury units, at cost (427,200 units outstanding at December 31, 2004)		(8,660)
General partner	112,863	106,475
Accumulated other comprehensive income	20,186	24,554
Deferred compensation	(15,574)	(10,851)
Total partners' equity	5,647,703	5,328,785
Total liabilities and partners’ equity	$ 12,391,465	$ 11,315,461

See Notes to Unaudited Condensed Consolidated Financial Statements

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
REVENUES
Third parties	$ 3,130,327	$ 1,801,946	$ 8,218,476	$ 4,862,082
Related parties	118,964	238,325	258,105	596,425
Total	3,249,291	2,040,271	8,476,581	5,458,507
COST AND EXPENSES
Operating costs and expenses
Third parties	2,967,579	1,704,953	7,748,068	4,537,821
Related parties	77,766	246,614	211,054	688,571
Total operating costs and expenses	3,045,345	1,951,567	7,959,122	5,226,392
General and administrative costs
Third parties	4,612	4,352	18,127	8,266
Related parties	8,640	5,724	28,528	18,363
Total general and administrative costs	13,252	10,076	46,655	26,629
Total costs and expenses	3,058,597	1,961,643	8,005,777	5,253,021
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES	3,703	14,289	14,563	42,224
OPERATING INCOME	194,397	92,917	485,367	247,710
OTHER INCOME (EXPENSE)
Interest expense	(60,538)	(32,471)	(170,697)	(96,956)
Other, net	1,394	596	3,558	925
Other expense	(59,144)	(31,875)	(167,139)	(96,031)
INCOME BEFORE PROVISION FOR INCOME TAXES, MINORITY
INTEREST AND CHANGES IN ACCOUNTING PRINCIPLES	135,253	61,042	318,228	151,679
Provision for income taxes	(3,223)	(662)	(3,958)	(2,706)
INCOME BEFORE MINORITY INTEREST AND
CHANGES IN ACCOUNTING PRINCIPLES	132,030	60,380	314,270	148,973
Minority interest	(861)	(3,149)	(3,186)	(6,847)
INCOME BEFORE CHANGES IN ACCOUNTING PRINCIPLES	131,169	57,231	311,084	142,126
Cumulative effect of changes in accounting principles (see Note 2)				10,781
NET INCOME	131,169	57,231	311,084	152,907
Cash flow financing hedges		(85,126)		19,405
Amortization of cash flow financing hedges	(1,017)	(105)	(3,018)	(311)
Change in fair value of commodity hedges	84		(1,350)
COMPREHENSIVE INCOME	$ 130,236	$ (28,000)	$ 306,716	$ 172,001
ALLOCATION OF NET INCOME:
Limited partners’ interest in net income	$ 112,126	$ 49,370	$ 259,889	$ 130,803
General partner interest in net income	$ 19,043	$ 7,861	$ 51,195	$ 22,104
EARNINGS PER UNIT: (see Note 14)
Basic income per unit before change in accounting principles	$ 0.29	$ 0.20	$ 0.69	$ 0.52
Basic net income per unit	$ 0.29	$ 0.20	$ 0.69	$ 0.57
Diluted income per unit before change in accounting principles	$ 0.29	$ 0.20	$ 0.69	$ 0.52
Diluted net income per unit	$ 0.29	$ 0.20	$ 0.69	$ 0.57

See Notes to Unaudited Condensed Consolidated Financial Statements

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$ 311,084	$ 152,907
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization in operating costs and expenses	304,041	94,674
Depreciation in general and administrative costs	5,024	302
Amortization in interest expense	(116)	2,868
Equity in income of unconsolidated affiliates	(14,563)	(42,224)
Distributions received from unconsolidated affiliates	47,388	54,580
Provision for impairment of long-lived asset		4,016
Cumulative effect of changes in accounting principles		(10,781)
Operating lease expense paid by EPCO, Inc.	1,584	6,820
Minority interest	3,186	6,847
Loss (gain) on sale of assets	(4,742)	158
Deferred income tax expense	5,827	6,293
Changes in fair market value of financial instruments	122	82
Net effect of changes in operating accounts (see Note 11)	(314,202)	(240,526)
Cash provided by operating activities	344,633	36,016
INVESTING ACTIVITIES
Capital expenditures	(627,913)	(39,435)
Contributions in aid of construction costs	40,368	490
Proceeds from sale of assets	43,220	110
Decrease (increase) in restricted cash	19,263	(3,036)
Cash used for business combinations, net of cash received	(325,080)	(695,284)
Acquisition of intangible asset	(1,750)
Investments in unconsolidated affiliates	(80,833)	(1,076)
Advances from unconsolidated affiliates	3,361	497
Return of investment from unconsolidated affiliate	47,500
Cash used in investing activities	(881,864)	(737,734)
FINANCING ACTIVITIES
Borrowings under debt agreements	3,387,345	3,588,000
Repayments of debt	(2,865,007)	(2,164,677)
Debt issuance costs	(8,380)	(3,450)
Borrowing proceeds held in escrow for tender offers		(1,100,000)
Distributions paid to partners	(528,961)	(278,582)
Distributions paid to minority interests	(5,492)	(5,325)
Contributions from minority interests	28,486
Contribution from general partner related to issuance of restricted units	160	50
Net proceeds from issuance of common units	537,212	755,933
Treasury units reissued		6,500
Settlement of cash flow financing hedges		19,405
Cash provided by financing activities	545,363	817,854
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,132	116,136
CASH AND CASH EQUIVALENTS, JANUARY 1	24,556	30,466
CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$ 32,688	$ 146,602

See Notes to Unaudited Condensed Consolidated Financial Statements

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY

(See Note 9 for Unit History and Detail of Changes in Limited Partners’ Equity)

(Dollars in thousands)

					Accumulated
					Other
	Limited	General	Treasury	Deferred	Comprehensive
	Partners	Partner	Units	Compensation	Income	Total
Balance, December 31, 2004	$ 5,217,267	$ 106,475	$ (8,660)	$ (10,851)	$ 24,554	$ 5,328,785
Net income	259,889	51,195				311,084
Operating leases paid by EPCO, Inc.	1,552	32				1,584
Cash distributions to partners	(473,408)	(55,553)				(528,961)
Net proceeds from sales of common units	505,989	10,327				516,316
Proceeds from exercise of unit options	20,478	418				20,896
Issuance of restricted units	8,639	160		(8,643)		156
Forfeiture of restricted units	(1,883)	(22)		1,581		(324)
Amortization of Employee Partnership awards	620	13				633
Amortization of deferred compensation				2,339		2,339
Cancellation of treasury units	(8,915)	(182)	8,660			(437)
Change in fair value of commodity hedges					(1,350)	(1,350)
Interest rate hedging financial
instruments recorded as cash flow hedges:
Amortization of gain as
component of interest expense					(3,018)	(3,018)
Balance, September 30, 2005	$ 5,530,228	$ 112,863	$ -	$ (15,574)	$ 20,186	$ 5,647,703

See Notes to Unaudited Condensed Consolidated Financial Statements

ENTERPRISE PRODUCTS PARTNERS L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PARTNERSHIP ORGANIZATION AND BASIS

OF FINANCIAL STATEMENT PRESENTATION

Partnership organization and formation

Enterprise Products Partners L.P., including its consolidated subsidiaries, is a publicly traded Delaware limited partnership listed on the New York Stock Exchange ("NYSE") under the ticker symbol “EPD.” We were formed in April 1998 to own and operate certain NGL related businesses of EPCO, Inc. ("EPCO"). We conduct substantially all of our business through our wholly owned subsidiary, Enterprise Products Operating L.P. (our “Operating Partnership”).

We are owned 98% by our limited partners and 2% by Enterprise Products GP, LLC (our general partner, referred to as “Enterprise Products GP”). We and Enterprise Products GP are affiliates and under common control of Dan L. Duncan, the Chairman and the controlling shareholder of EPCO.

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Enterprise Products Partners” are intended to mean the consolidated business and operations of Enterprise Products Partners L.P. Also, “GulfTerra Merger” refers to the merger of GulfTerra Energy Partners, L.P. with a wholly owned subsidiary of Enterprise Products Partners on September 30, 2004 and the various transactions related thereto. References to “GulfTerra” mean Enterprise GTM Holdings L.P., the successor to GulfTerra Energy Partners, L.P. References to “GulfTerra GP” mean Enterprise GTMGP, L.L.C., which was formerly known as GulfTerra Energy Company, L.L.C., the general partner of GulfTerra Energy Partners, L.P. Enterprise GTMGP, L.L.C. is the general partner of Enterprise GTM Holdings L.P.

Basis of presentation of consolidated financial statements

Our results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results expected for the full year.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for fair presentation. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-14323).

2. GENERAL ACCOUNTING POLICIES AND RELATED MATTERS

Use of estimates

In accordance with GAAP, we use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Our actual results could differ from these estimates.

New accounting pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This accounting guidance, which is applicable for public companies the first fiscal year beginning on or after June 15, 2005, replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. We are continuing to evaluate the provisions of SFAS No. 123(R) and will adopt the standard on January 1, 2006. Upon the required effective date, we will apply this statement using a modified prospective application as described in the standard.

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

FASB Interpretation ("FIN") 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.” On March 3, 2005, the Financial Accounting Standards Board (“FASB”) issued this guidance to address whether a reporting enterprise has an implicit variable interest in a variable interest entity or potential variable interest entity when specific conditions exist. FIN 46(R)-5 covers issues that commonly arise in leasing arrangements among related parties, as well as other types of arrangements involving both related and unrelated parties. Implicit variable interests are implied financial interests in an entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as in an explicit variable interest except it involves the absorbing and (or) receiving of variability indirectly from the entity (rather than directly). The identification of an implicit variable interest is a matter of judgment that depends on the relevant facts and circumstances. This guidance was effective for our fiscal quarter ended June 30, 2005, and our adoption of this guidance had no impact on our financial position, results of operations or cash flows.

FIN 47, "Accounting for Conditional Asset Retirement Obligations."  Under SFAS No. 143, "Accounting for Asset Retirement Obligations," a company must record a liability for its legal obligations resulting from the eventual retirement of its tangible long-lived assets, whether that obligation results from the acquisition, construction, or development of the asset. However, many companies have not recorded a liability, concluding that either (1) the conditional nature of the obligation does not create a liability until the retirement activity occurs or (2) the timing and/or the method of settling the obligation is unknown.  FIN 47 concludes otherwise.   If required legally, an obligation associated with the asset’s retirement is inevitable even though uncertainties exist about the timing and/or method of settling the obligation. According to FIN 47, these uncertainties affect the fair value of the liability, rather than prevent the need to record one at all. Additionally, the ability of a company to postpone indefinitely the settlement of the obligation, or to sell the asset prior to its retirement, does not relieve a company of its present duty to settle the obligation. We are currently determining the effect of adopting FIN 47 on our asset retirement obligations. We will adopt FIN 47 in December 2005.

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

Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sale of Inventory With the Same Counterparty.” In September 2005, the FASB ratified the EITF consensus relating to entities that may sell inventory to another entity in the same line of business from which it also purchases inventory. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. The EITF reached a consensus that two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction for purposes of applying APB No. 29, “Accounting for Nonmonetary Transactions,” if the transactions were entered into in contemplation of one another. The EITF reached a consensus to account for exchanges of inventory in the same line of business at fair value or recorded amounts based on inventory classification. This guidance is effective for new (including renegotiated or modified) inventory arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006. We are studying this guidance to determine if it has any effect on us.

Financial statements – changes in accounting principles and reclassifications

The cumulative effect of changes in accounting principles during 2004 represents the combined impact of changing (i) the method our Belvieu Environmental Fuels, L.P. (“BEF”) subsidiary uses to account for its planned major maintenance activities from the accrue-in-advance method to the expense-as-incurred method and (ii) the method we used to account for our investment in Venice Energy Services Company, LLC (“VESCO”). The cumulative effect of these changes in accounting principles resulted in a benefit of $10.8 million.

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. In accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” we have reclassified amounts related to our adoption of EITF 03-16, “Accounting for Investments in Limited Liability Companies,” on July 1, 2004. Our adoption of EITF 03-16 on that date required us to change our method of accounting for our 13.1% investment in VESCO to the equity method from the cost method. Since this change in accounting principle was made during the third quarter of 2004, our statement of consolidated operations and statement of consolidated cash flows for the three and nine months ended September 30, 2004 has been recast for comparability purposes.

During the second quarter of 2005, we changed the classification of changes in restricted cash to present such changes as an investing activity in our Unaudited Condensed Consolidated Statement of Cash Flows. We previously presented such changes as an operating activity. In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, we reclassified the change in restricted cash to be consistent with our 2005 presentation, which resulted in a $3 million increase to cash flows used in investing activities and a corresponding increase to cash provided by operating activities from the amounts previously presented.

Accounting for equity awards

Unit option plan accounting. Our unit option plan accounting is based on the intrinsic-value method described in APB No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded related to options granted when the exercise price is equal to or greater than the market price of the underlying equity on the date of grant.

Employee Partnership equity-award accounting. In connection with Enterprise GP Holdings L.P. ("Enterprise GP Holdings") initial public offering in August 2005 (see Note 10), EPE Unit L.P. (the “Employee Partnership”) was formed to allow certain employees of EPCO to increase their ownership in Enterprise GP Holdings and to serve as an incentive arrangement for such employees through a “profits interest” in the Employee Partnership. The Employee Partnership was formed on August 23, 2005 with EPCO as the general partner, Duncan Family Interests, Inc. ("DFI"), a subsidiary of EPCO, as the Class A limited partner, and certain EPCO employees, excluding Dan L. Duncan, as Class B limited partners. The Class B limited partners were admitted to the Employee Partnership without any capital contribution.

On August 29, 2005, DFI contributed $51 million to the Employee Partnership as a capital contribution with respect to its Class A limited partner interest, and the Employee Partnership used the funds to purchase 1,821,428 of Enterprise GP Holdings' common units at its initial public offering price of $28.00 per unit. Pursuant to the terms of the partnership agreement of the Employee Partnership, DFI is entitled to receive (i) the Class A Capital Base, initially equal to the $51 million that DFI contributed to the Employee Partnership, and (ii) the Class A Preference Return, which is defined in the partnership agreement as a annual rate of return of 6.25% payable to DFI on the outstanding Class A Capital Base (which includes any accrued and unpaid Class A Preference Return).

The Employee Partnership will liquidate in August 2010, on the five-year anniversary of Enterprise GP Holdings' initial public offering. Upon liquidation, the “profits interest” in the Employee Partnership will be distributed to the Class B limited partners. The value of the profits interest is equal to the then current market value of Enterprise GP Holdings' common units multiplied by the 1,821,428 Enterprise GP Holdings' common units owned by the Employee Partnership, less the return to DFI of the Class A Capital Base outstanding.

EPCO will account for this share-based compensation arrangement under APB No. 25 until it adopts SFAS No. 123(R) on January 1, 2006. Under APB No. 25, the value of the Class B limited partnership interest (the “profits interest”) will be accounted for similar to a stock appreciation right. EPCO's compensation expense related to this share-based compensation arrangement is allocated to us and other affiliates of EPCO. For the three and nine months ended September 30, 2005, we were allocated $0.6 million of compensation expense associated with this share-based compensation arrangement.

Neither we, our general partner, Enterprise GP Holdings nor EPE Holdings LLC (Enterprise GP Holdings' general partner, referred to as "EPE Holdings") will reimburse EPCO, the Employee Partnership or any of their affiliates or partners, through the Administrative Services Agreement or otherwise, for (i) any expenses related to the Employee Partnership, (ii) the $51 million contribution to the Employee Partnership or (iii) the purchase of units of Enterprise GP Holdings by the Employee Partnership.

Pro forma disclosures under SFAS No. 123. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose the pro forma effect on our earnings as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” had been used instead of the intrinsic-value method of APB No. 25 to account for our equity awards. The effects of applying SFAS No. 123 in the following pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The fair value of each option grant of our units is estimated on the date of grant using the Black-Scholes option pricing model and various assumptions. For those options granted during 2005, we used the following assumptions to develop our Black-Scholes model estimates: (i) expected life of options of 7 years; (ii) risk-free interest rate of 4.2%, (iii) expected dividend yield on our units of 9.2% and (iv) expected unit price volatility of 20%.

The fair value of the Class B partnership equity award is estimated on the date of grant using the Black-Scholes option pricing model and various assumptions. We used the following assumptions to develop our Black-Scholes model estimate: (i) expected life of award of 5 years; (ii) risk-free interest rate of 4.1%; (iii) expected dividend yield on units of Enterprise GP Holdings of 3.0% and (iv) expected Enterprise GP Holdings unit price volatility of 30%.

The following table shows the pro forma effects for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Reported net income	$ 131,169	$ 57,231	$ 311,084	$ 152,907
Additional unit option-based compensation
expense estimated using fair value-based method	(177)	(233)	(531)	(699)
Reduction in compensation expense related to
Employee Partnership equity awards	377		377
Pro forma net income	131,369	56,998	310,930	152,208
Less incentive earnings allocations to Enterprise Products GP	(16,755)	(6,853)	(45,891)	(19,435)
Pro forma net income after incentive earnings allocation	114,614	50,145	265,039	132,773
Multiplied by Enterprise Products GP ownership interest	2.0%	2.0%	2.0%	2.0%
Standard earnings allocation to Enterprise Products GP	$ 2,292	$ 1,003	$ 5,301	$ 2,655

Incentive earnings allocation to Enterprise Products GP	$ 16,755	$ 6,853	$ 45,891	$ 19,435
Standard earnings allocation to Enterprise Products GP	2,292	1,003	5,301	2,655
Enterprise Products GP interest in pro forma net income	$ 19,047	$ 7,856	$ 51,192	$ 22,090

Pro forma net income	$ 131,369	$ 56,998	$ 310,930	$ 152,208
Less Enterprise Products GP interest in pro forma net income	(19,047)	(7,856)	(51,192)	(22,090)
Pro forma net income available to limited partners	$ 112,322	$ 49,142	$ 259,738	$ 130,118
Basic earnings per unit, net of Enterprise Products GP interest:
Historical units outstanding	385,142	249,287	380,984	232,707
As reported	$ 0.29	$ 0.20	$ 0.69	$ 0.57
Pro forma	$ 0.29	$ 0.20	$ 0.68	$ 0.56
Diluted earnings per unit, net of Enterprise Products GP interest:
Historical units outstanding	385,533	249,750	381,550	233,193
As reported	$ 0.29	$ 0.20	$ 0.69	$ 0.57
Pro forma	$ 0.29	$ 0.20	$ 0.68	$ 0.56

Accounting for employee benefit plans

During the first quarter of 2005, we acquired additional ownership interests in Dixie Pipeline Company ("Dixie") that resulted in Dixie becoming a consolidated subsidiary of ours (see Note 3). Dixie employs the personnel who operate the Dixie pipeline. Dixie's employees are eligible to participate in Dixie's company-sponsored defined contribution plan. Additionally, certain Dixie employees are eligible to participate in Dixie's pension and postretirement benefit plans. At September 30, 2005, the preliminary estimated fair value of Dixie's employee benefit plan obligations was approximately $6.6 million, and is included in other long-term liabilities on our Unaudited Condensed Consolidated Balance Sheet. This valuation could change due to this transaction being so recent and future refinement of our estimate.

Defined contribution plan. Dixie sponsors a defined contribution plan in which its employees are eligible to participate. Dixie contributes 3% of eligible compensation to the plan (the "Automatic Contribution") for employees hired on or after July 1, 2004. Plan participants may contribute from 1% to 16% of their eligible compensation to the plan, and Dixie matches each participant's contributions up to a maximum of 6% of eligible compensation, less the Automatic Contribution amount. For the three and nine months ended September 30, 2005, Dixie contributed approximately $0.1 million and $0.2 million, respectively, to its defined contribution plan.

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

The following table shows the components of Dixie's net pension and postretirement benefit costs for the periods indicated:

	Pension plan		Postretirement plan
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30, 2005		September 30, 2005

Service cost	$ 113	$ 263	$ 22	$ 52
Interest cost	128	300	60	140
Expected return on plan assets	(89)	(208)
Amortization of transition obligation			37	86
Amortization of prior service cost	(3)	(8)	(67)	(156)
Amortization of net loss	21	49	3	6
Net periodic benefit cost	$ 170	$ 396	$ 55	$ 128

During the remainder of 2005, Dixie expects to contribute approximately $0.1 million to its postretirement benefit plan. Dixie does not expect to make additional contributions to its pension plan during the remainder of 2005.

Use of industry terms in report

As used within this quarterly report, the following industry terms have the following meanings:

/d	= per day
BBtus	= billion British Thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
Mdth	= thousand dekatherms
MMBbls= million barrels
MMBtus= million British thermal units
MMcf	= million cubic feet
Mcf	= thousand cubic feet

3. BUSINESS COMBINATIONS

As summarized below, during the nine months ended September 30, 2005, we completed several acquisitions and recorded purchase accounting adjustments related to the GulfTerra Merger.

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

Acquisition of additional interests in Dixie in January and February 2005. We purchased an approximate 20% interest in Dixie in January 2005 for $31 million and an approximate 26% interest in Dixie in February 2005 for $40 million. As a result of these acquisitions, our ownership interest in Dixie increased to approximately 66% and Dixie became a consolidated subsidiary of ours in February 2005. Dixie owns and operates a 1,301-mile natural gas liquid ("NGL") pipeline, which transports propane from supply areas in Texas, Louisiana and Mississippi to markets throughout the southeastern United States.

Acquisition of additional interests in Mid-America and Seminole Pipelines in June 2005. We exercised our option to acquire a 2% indirect ownership interest in the Mid-America Pipeline System and a 1.6% indirect interest in the Seminole pipeline for a total purchase price of $25 million. As a result of this transaction, we indirectly own 100% of the Mid-America Pipeline System and 90% of the Seminole pipeline. The Mid-America Pipeline System is a 7,226-mile NGL pipeline system located in the central and western regions of the United States. The Seminole pipeline is a 1,281-mile NGL pipeline that interconnects with the Mid-America Pipeline System at the Hobbs Hub on the Texas-New Mexico border and extends to Mont Belvieu, Texas.

Acquisition of NGL underground storage and terminaling assets in July 2005. We purchased three NGL underground storage facilities and four propane terminals from Ferrellgas L.P. ("Ferrellgas") in July 2005 for $144 million in cash. The underground storage facilities are located in Kansas, Arizona and Utah and have a combined capacity of 6.1 MMBbls. Approximately 70% of the aggregate storage capacity is leased to third party customers under fee-based contracts. The four propane terminals are located in Minnesota and North Carolina. The Minnesota facilities are connected to our Mid-America Pipeline System, and the North Carolina terminals are connected by rail to our facilities on the Gulf Coast. As part of the transaction, Ferrellgas has contracted with us to maintain a certain level of storage volume and terminal throughput for five years with the option to extend for an additional five years.

Other. During the nine months ended September 30, 2005, we made purchase price adjustments related to the GulfTerra Merger, and we revised our preliminary purchase price allocation related to the GulfTerra Merger. The purchase price adjustments of $7 million, which increased our overall consideration paid to complete the GulfTerra Merger, were primarily attributable to merger-related financial advisory services and involuntary severance costs, both of which were attributable to the GulfTerra Merger. As of September 30, 2005, our purchase price and purchase price allocation related to the GulfTerra Merger were final.

The GulfTerra Merger was completed on September 30, 2004, when GulfTerra merged with a wholly owned subsidiary of ours. The aggregate value of total consideration we paid or issued to complete the GulfTerra Merger was approximately $4 billion. Our final purchase price allocation for the GulfTerra Merger includes an estimated recovery of $26.2 million, which represents the probable recovery of expenditures for property damage to certain offshore operations due to the effects of Hurricane Ivan, a Category 3 hurricane that struck the U.S. Gulf Coast in September 2004 prior to the GulfTerra Merger. If our final recovery is different than this amount, we will recognize an income impact at that time. See Note 17 for additional information regarding loss contingencies associated with such storm events.

In addition, we purchased an approximate 41.7% interest in Belle Rose NGL Pipeline LLC ("Belle Rose") in June 2005 for approximately $4.5 million in cash. As a result of this acquisition, our indirect ownership interest in Belle Rose increased to 83.4% and Belle Rose became a consolidated subsidiary of ours in June 2005. The 48-mile Belle Rose NGL pipeline transports mixed NGLs to NGL fractionation facilities located in Louisiana.

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

The acquisitions and post-closing purchase price adjustments described previously were accounted for under the purchase method of accounting and, accordingly, the cost of each has been allocated to the assets acquired and liabilities assumed based on their estimated preliminary fair values as follows:

			Mid-
	Indian		America &	Ferrellgas
	Springs	Dixie	Seminole	Assets	Other (2)	Total
Purchase price allocation:
Assets acquired in business combination:
Current assets	$ 252	$ 1,729		$ 3,679	$ 2,217	$ 7,877
Property, plant and equipment, net	41,572	91,417	$ 9,390	137,472	20,968	300,819
Investments in and advances to
unconsolidated affiliates (1)		(36,279)			(10,017)	(46,296)
Intangible assets	19,095			6,528	1,009	26,632
Other assets		31,515			(3,694)	27,821
Total assets acquired	60,919	88,382	9,390	147,679	10,483	316,853
Liabilities assumed in business combination:
Current liabilities		(4,963)		14	(4,761)	(9,710)
Long-term debt		(9,982)				(9,982)
Other long-term liabilities		(5,949)		(3,693)		(9,642)
Minority interest		(4,615)	15,610		(4,007)	6,988
Total liabilities assumed		(25,509)	15,610	(3,679)	(8,768)	(22,346)
Total assets acquired less liabilities assumed	60,919	62,873	25,000	144,000	1,715	294,507
Total consideration given	74,854	68,608	25,000	144,000	12,618	325,080
Goodwill	$ 13,935	$ 5,735	$ -	$ -	$ 10,903	$ 30,573

(1) Represents carrying value of our investment prior to consolidation.
(2) Includes purchase accounting adjustments for the GulfTerra Merger and Belle Rose transactions.

The purchase price allocations related to our Indian Springs, Dixie, Ferrellgas and Belle Rose acquisitions are preliminary. We engaged an independent third-party business valuation expert to assess the fair value of the tangible and intangible assets pertaining to these transactions. This information will assist management in the development of definitive allocations of the overall purchase prices for these transactions. The allocation of the purchase price for additional interests in Dixie reflects preliminary estimates of Dixie’s pension and postretirement obligations. Management independently developed the fair value estimates for our acquisition of additional interests in the Mid-America and Seminole pipelines using recognized business valuation techniques.

4. INVENTORIES

Our inventories consisted of the following at the dates indicated:

	September 30,	December 31,
	2005	2004
Working inventory	$ 399,351	$ 171,485
Forward-sales inventory	173,740	17,534
Inventory	$ 573,091	$ 189,019

Our regular trade (or “working”) inventory is comprised of inventories of natural gas, NGLs, and petrochemical products that are available for sale or used in the provision of services. The forward sales inventory is comprised of segregated NGL volumes dedicated to the fulfillment of forward-sales contracts. Both inventories are valued at the lower of average cost or market.

Costs and expenses, as shown on our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income, include cost of sales related to inventories. For the three months ended September 30, 2005 and 2004, such consolidated cost of sales amounts were $2.7 billion and $1.8 billion, respectively. We recorded

$7.1 billion and $4.8 billion of such consolidated cost of sales amounts for the nine months ended September 30, 2005 and 2004, respectively.

Due to fluctuating prices in the NGL, natural gas and petrochemical industry, we recognize lower of cost or market adjustments when the carrying values of our inventories exceed their net realizable value. These non-cash adjustments are charged to cost of sales within operating costs and expenses in the period they are recognized. For the three months ended September 30, 2005 and 2004, we recognized $0.5 million and $0.1 million, respectively, of such adjustments. We recorded $17.5 million and $6.1 million of such adjustments for the nine months ended September 30, 2005 and 2004, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment and accumulated depreciation were as follows at the dates indicated:

	Estimated Useful	September 30,	December 31,
	Life in Years	2005	2004
Plants and pipelines (1)	5-35 (5)	$ 8,014,849	$ 7,691,197
Underground and other storage facilities (2)	5-35 (6)	678,154	531,394
Platforms and facilities (3)	23-31	163,214	162,645
Transportation equipment (4)	3-10	11,129	7,240
Land		30,324	29,142
Construction in progress		580,648	230,375
Total		9,478,318	8,651,993
Less accumulated depreciation		1,062,745	820,526
Property, plant and equipment, net		$ 8,415,573	$ 7,831,467

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

Depreciation expense for the three months ended September 30, 2005 and 2004 was $81.8 million and $28.6 million, respectively. We recorded $239.9 million and $83.3 million of depreciation expense for the nine months ended September 30, 2005 and 2004, respectively. Capitalized interest on our construction projects for the three months ended September 30, 2005 and 2004 was $4.6 million and $0.1 million, respectively. We recorded $12.2 million and $0.5 million of capitalized interest on our construction projects for the nine months ended September 30, 2005 and 2004, respectively.

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

	Ownership	Investments in and advances to
	Percentage at	Unconsolidated Affiliates at
	September 30,	September 30,	December 31,
	2005	2005	2004
Offshore Pipelines & Services:
Poseidon Oil Pipeline, L.L.C. (“Poseidon”)	36%	$ 63,053	$ 63,944
Cameron Highway Oil Pipeline Company (“Cameron Highway”) (1)	50%	57,634	114,354
Deepwater Gateway, L.L.C. (“Deepwater Gateway”) (2)	50%	116,927	56,527
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.67%	68,740	72,052
Nemo Gathering Company, LLC (“Nemo”)	33.92%	11,691	12,586
Onshore Natural Gas Pipelines & Services:
Evangeline (3)	49.5%	3,162	2,810
Coyote Gas Treating, LLC (“Coyote”)	50%	1,776	2,441
NGL Pipelines & Services:
Dixie Pipeline Company (“Dixie”) (4)			32,514
Venice Energy Services Company, LLC (“VESCO”)	13.1%	38,731	38,437
Belle Rose NGL Pipeline LLC (“Belle Rose”) (5)			10,172
K/D/S Promix LLC (“Promix”)	50%	62,144	65,748
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,933	27,012
Petrochemical Services:
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	15,031	15,617
La Porte (6)	50%	5,211	4,950
Total		$ 470,033	$ 519,164

(1)    Cameron Highway began deliveries of Gulf of Mexico crude oil production to major refining markets along the Texas Gulf Coast during the first quarter of 2005. In June 2005, we received a $47.5 million return of our investment in Cameron Highway due to the refinancing of Cameron Highway’s project debt. For additional information regarding the refinancing of Cameron Highway's debt, please read Note 8.

(2)    In March 2005, we contributed $72 million to Deepwater Gateway to fund our share of the repayment of its $144 million term loan. For additional information regarding Deepwater Gateway's repayment of its term loan, please read Note 8.

(3)    Refers to our ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

(4)    We acquired an additional 20% ownership interest in Dixie in January 2005 and an additional 26.1% ownership interest in February 2005. As a result of these acquisitions, Dixie became a consolidated subsidiary.

(5)    We acquired an additional 41.7% ownership interest in Belle Rose in June 2005. As a result of this acquisition, Belle Rose became a consolidated subsidiary.

(6)    Refers to our ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

In connection with obtaining regulatory approval for the GulfTerra Merger, we were required by the U.S. Federal Trade Commission ("FTC") to sell our ownership interest in Starfish Pipeline Company, LLC ("Starfish") by March 31, 2005. The $36.6 million carrying value of this investment was classified as "Assets held for sale" on our balance sheet at December 31, 2004. On March 31, 2005, we sold this asset to a third-party for $42.1 million in cash and realized a gain on the sale of $5.5 million.

On occasion, the price we pay to acquire an investment exceeds the carrying value of the underlying historical net assets (i.e., the underlying equity account balances on the books of the investee) that we purchase. These excess cost amounts are a component of our investments in and advances to unconsolidated affiliates. At September 30, 2005, our investments in Promix, La Porte, Neptune, Poseidon, Cameron Highway and Nemo included excess cost. At September 30, 2005, excess cost amounts included in our investments in and advances to unconsolidated affiliates totaled $48.6 million, which was attributed to tangible assets. Amortization of our excess cost amounts attributed to tangible assets was $0.5 million and $0.4 million during the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, amortization of such amounts was $1.7 million and $1.3 million, respectively.

The following table shows our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Offshore Pipelines & Services (1)	$ 2,321	$ 720	$ 4,221	$ 2,576
Onshore Natural Gas Pipelines & Services	604	158	1,866	314
NGL Pipelines & Services	773	2,407	8,058	6,349
Petrochemical Services	5	245	418	960
Other (2)		10,759		32,025
Total	$ 3,703	$ 14,289	$ 14,563	$ 42,224

(1)    Equity earnings from Cameron Highway for the nine months ended September 30, 2005 were reduced by a charge of $11.5 million for costs associated with the refinancing of Cameron Highway's project debt (see Note 8). The reduction in equity earnings from Cameron Highway for the nine months ended September 30, 2005, is offset by increases in equity earnings from investments we acquired in connection with the GulfTerra Merger.

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

	Summarized Income Statement Information for the Three Months Ended
	September 30, 2005			September 30, 2004
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Offshore Pipelines & Services	$ 364,873	$ 34,044	$ 26,591	$ 25,030	$ 14,695	$ 12,209
Onshore Natural Gas Pipelines & Services	96,809	633	1,216	80,360	3,290	1,292
NGL Pipelines & Services	54,816	5,267	5,671	60,563	9,867	9,889
Petrochemical Services	3,782	281	298	4,377	1,094	1,104

	Summarized Income Statement Information for the Nine Months Ended
	September 30, 2005			September 30, 2004
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income	Income
Offshore Pipelines & Services	$ 925,738	$ 67,840	$ 25,026	$ 60,129	$ 28,740	$ 22,680
Onshore Natural Gas Pipelines & Services	232,217	6,835	3,539	200,519	9,695	3,695
NGL Pipelines & Services	194,162	33,100	34,102	87,896	15,003	15,029
Petrochemical Services	11,829	2,130	2,169	13,928	4,012	4,023

7. INTANGIBLE ASSETS AND GOODWILL

Intangible assets

The following table summarizes our intangible assets (which primarily consists of contracts and customer relationships) by segment at the dates indicated:

	At September 30, 2005			At December 31, 2004
	Gross	Accum.	Carrying	Accum.	Carrying
	Value	Amort.	Value	Amort.	Value
Offshore Pipelines & Services	$ 207,012	$ (26,436)	$ 180,576	$ (6,965)	$ 200,047
Onshore Natural Gas Pipelines & Services	457,798	(35,383)	422,415	(8,875)	446,267
NGL Pipelines & Services	361,682	(73,161)	288,521	(53,135)	282,963
Petrochemical Services	56,674	(6,702)	49,972	(5,208)	51,324
Total	$ 1,083,166	$ (141,682)	$ 941,484	$ (74,183)	$ 980,601

During the nine months ended September 30, 2005, we recorded an additional $28.4 million of intangible assets primarily due to acquisitions and changes in our purchase accounting estimates.

The following table shows amortization expense by segment associated with our intangible assets for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Offshore Pipelines & Services	$ 6,261		$ 19,471
Onshore Natural Gas Pipelines & Services	8,690		26,510
NGL Pipelines & Services	6,555	$ 3,413	20,027	$ 10,066
Petrochemical Services	498	493	1,495	1,485
Total	$ 22,004	$ 3,906	$ 67,503	$ 11,551

For the remainder of 2005, amortization expense associated with these intangible assets is currently estimated at $21.7 million.

Goodwill

The following table summarizes our goodwill amounts by segment at the dates indicated. Of the $489.4 million of goodwill we have recorded as of September 30, 2005, $387.1 million relates to goodwill we recorded in connection with the GulfTerra Merger.

	September 30,	December 31,
	2005	2004
Offshore Pipelines & Services	$ 82,386	$ 62,348
Onshore Natural Gas Pipelines & Services	282,840	290,397
NGL Pipelines & Services	50,528	32,763
Petrochemical Services	73,690	73,690
Totals	$ 489,444	$ 459,198

8. DEBT OBLIGATIONS

Our consolidated debt consisted of the following at the dates indicated:

	September 30,	December 31,
	2005	2004
Operating Partnership debt obligations:
364-Day Acquisition Credit Facility, variable rate, repaid in February 2005 (1)		$ 242,229
Multi-Year Revolving Credit Facility, variable rate, due October 2010 (2)	$ 335,000	321,000
30-Day Promissory Note, variable rate, repaid in October 2005 (3)	100,000
Seminole Notes, 6.67% fixed-rate, due December 2005	15,000	15,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes A, 8.25% fixed-rate, repaid March 2005		350,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes E, 4.00% fixed-rate, due October 2007	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000
Senior Notes K, 4.95% fixed-rate, due June 2010	500,000
Dixie revolving credit facility, due June 2007	17,000
GulfTerra Senior Notes and Senior Subordinated Notes (4)	5,673	6,469
Total principal amount	4,826,673	4,288,698
Other, including unamortized discounts and premiums and changes in fair value (5)	(22,833)	(7,462)
Subtotal long-term debt	4,803,840	4,281,236
Less current maturities of debt (6)	(15,000)	(15,000)
Long-term debt	$ 4,788,840	$ 4,266,236

Standby letters of credit outstanding	$ 66,411	$ 139,052

(1)    We used the proceeds from our February 2005 common unit offering to fully repay and terminate the 364-Day Acquisition Credit Facility. For additional information regarding this equity offering, see Note 9.

(2)    At September 30, 2005 and December 31, 2004, the Multi-Year Revolving Credit Facility had a $750 million borrowing capacity, which was reduced by the amount of standby letters of credit outstanding. In October 2005, our Operating Partnership executed an amended Multi-Year Revolving Credit Facility, which among other things, (i) increased the borrowing capacity to $1.25 billion, which is reduced by the amount of standby letters of credit outstanding, (ii) extended the maturity date from September 2009 to October 2010 and (iii) removed the $100 million limit on the total amount of standby letters of credit that can be outstanding under the facility. For additional information regarding the amended Multi-Year Revolving Credit Facility, please see Note 18.

(3)    Our Operating Partnership used borrowings under the Multi-Year Revolving Credit Facility to repay the 30-Day Promissory Note in October 2005.

(4)    GulfTerra’s remaining $0.8 million of 6.25% Senior Notes due June 2010 were called and retired in February 2005. Additionally, in October 2005, we called and retired $0.6 million of GulfTerra' Senior Subordinated Notes.

(5)    The September 30, 2005 amount includes $8.5 million related to fair value hedges and $14.3 million in net unamortized discounts.

(6)    In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," long-term and current maturities of debt at September 30, 2005, reflected our repayment of the 30-Day Promissory Note in October 2005 using borrowings under our Multi-Year Revolving Credit Facility, which is due in October 2010. Additionally, in accordance with SFAS No. 6, long-term and current maturities of debt at December 31, 2004 reflected (i) our refinancing of Senior Notes A with proceeds from our Senior Notes I and J in March 2005 and (ii) the repayment of our 364-Day Acquisition Credit Facility using proceeds from an equity offering completed in February 2005.

Letters of credit

At September 30, 2005, we had $66.4 million in standby letters of credit outstanding, of which $40.3 million was associated with a letter of credit facility we entered into during November 2004 in connection with our Independence Trail capital project and the remaining amounts were issued under our Multi-Year Revolving Credit Facility. At December 31, 2004, we had $139.1 million of standby letters of credit outstanding, of which $115.1 million was associated with the Independence Trail letter of credit facility. The decrease in standby letters of credit outstanding since December 31, 2004 under our Independence Trail letter of credit facility is the result of construction payments made in connection with the Independence Trail capital project. In late October 2005, the letter of credit facility associated with the Independence Trail capital project expired.

Parent-Subsidiary guarantor relationships

We act as guarantor of the debt obligations of our Operating Partnership, with the exception of the Seminole Notes, the Dixie revolving credit facility and the senior subordinated notes of GulfTerra. If the Operating Partnership were to default on any debt we guarantee, we would be responsible for full repayment of that obligation.

Our Operating Partnership's senior indebtedness is structurally subordinated to and ranks junior in right of payment (but only to the extent that payment is dependent upon the assets and operations of GulfTerra, Dixie and Seminole) to the indebtedness of GulfTerra, Dixie and Seminole. The Seminole Notes are unsecured obligations of Seminole Pipeline Company (of which we own 90% of its capital stock). The Dixie revolving credit facility is an unsecured obligation of Dixie (of which we own 66.7% of its capital stock). The senior subordinated notes of GulfTerra are unsecured obligations of GulfTerra (of which we own 100% of its limited and general partnership interests).

Operating Partnership debt obligations

Multi-Year Revolving Credit Facility. In October 2005, the borrowing capacity under this facility was increased from $750 million to $1.25 billion. See Note 18 for additional information.

30-Day Promissory Note. In September 2005, our Operating Partnership borrowed $100 million under a 30-day promissory note to provide the Operating Partnership with additional borrowing capacity ahead of the amended Multi-Year Revolving Credit Facility. The promissory note was repaid using borrowings under our Operating Partnership's amended Multi-Year Revolving Credit Facility. For additional information regarding the amended Multi-Year Revolving Credit Facility, please see Note 18.

Senior Notes E, F, G and H. In September 2004, our Operating Partnership priced a private offering of an aggregate of $2 billion in principal amount of senior unsecured notes in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended, and in October 2004, these notes were issued. In January 2005, we filed a registration statement for an offer to exchange these notes for registered debt securities with identical terms. The exchange of notes was completed in March 2005.

Senior Notes I and J. In February 2005, our Operating Partnership sold $500 million in principal amount of senior notes in a Rule 144A private placement offering, comprised of $250 million in principal amount of 10-year senior unsecured notes and $250 million in principal amount of 30-year senior unsecured notes. The 10-year notes ("Senior Notes I") were issued at 99.379% of their principal amount and have annual fixed-rate interest of 5.00% and a maturity date of March 1, 2015. The 30-year notes ("Senior Note J") were issued at 98.691% of their principal amount and have annual fixed-rate interest of 5.75% and a maturity date of March 1, 2035. The Operating Partnership used the net proceeds from the issuance of Senior Notes I and J to repay $350 million of indebtedness outstanding under Senior Notes A, which was due on March 15, 2005, and the remaining proceeds for general partnership purposes, including the temporary repayment of indebtedness outstanding under the Multi-Year Revolving Credit Facility. In July 2005, we filed a registration statement for an offer to exchange these notes for registered debt securities with identical terms. The exchange of notes was completed in August 2005.

These fixed-rate notes are unsecured obligations of our Operating Partnership and rank equally with its existing and future unsecured and unsubordinated indebtedness. The Operating Partnership’s borrowings under these notes are non-recourse to Enterprise Products GP. We have guaranteed repayment of amounts due under these notes through an unsecured and unsubordinated guarantee. Our guarantee of such notes is non-recourse to Enterprise Products GP. These notes were issued under an indenture containing certain covenants, which restrict our ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

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

These fixed-rate notes are unsecured obligations of our Operating Partnership and rank equally with its existing and future unsecured and unsubordinated indebtedness. The Operating Partnership’s borrowings under these notes are non-recourse to Enterprise Products GP. We have guaranteed repayment of amounts due under these notes through an unsecured and unsubordinated guarantee. Our guarantee of such notes is non-recourse to Enterprise Products GP. These notes were issued under an indenture containing certain covenants, which restrict our ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

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

Petal Industrial Development Revenue Bonds. In April 2004, Petal Gas Storage L.L.C. ("Petal"), one of our wholly owned subsidiaries, borrowed $52 million from the Mississippi Business Finance Corporation ("MBFC") pursuant to a loan agreement between Petal and the MBFC. On the same date, the MBFC issued $52 million in Industrial Development Bonds to another one of our wholly owned subsidiaries. Petal had the option to repay the loan agreement without penalty, and thus cause the Industrial Development Revenue Bonds to be redeemed, any time after one year from their date of issue. In August 2005, Petal exercised its option to repay the loan agreement and the $52 million in Industrial Development Bonds were redeemed and retired.

Prior to redemption, we netted the loan amount and the bond amount and the interest payable and interest receivable amounts on our balance sheet. Additionally, we netted the interest expense and interest income amounts attributable to these instruments on our statements of consolidated operations and comprehensive income. This presentation was reflected in accordance with the provisions of FIN 39, "Offsetting of Amounts Related to Certain Contracts," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," since we had the ability and intent to offset these items.

Covenants

We are in compliance with all covenants of our consolidated debt agreements at September 30, 2005 and December 31, 2004.

Information regarding variable interest rates paid

The following table shows the range of interest rates paid and weighted-average interest rate paid on our significant consolidated variable-rate debt obligations during the nine months ended September 30, 2005.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid
364-Day Acquisition Credit Facility	3.25% to 3.40%	3.30%
Multi-Year Revolving Credit Facility	3.22% to 6.75%	3.91%
30-Day Promissory Note	4.66%	4.66%

Consolidated debt maturity table

The following table shows scheduled maturities of the principal amounts of our debt obligations for the next 5 years and in total thereafter.

2005	$ 15,000
2007	517,000
2009	500,000
Thereafter	3,794,673
Total scheduled principal payments	$ 4,826,673

In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," the amount shown in the table above for 2005 excludes the $100 million due under our 30-Day Promissory Note at September 30, 2005. We refinanced this short-term obligation using borrowings from our amended Multi-Year Revolving Credit Facility in October 2005. As a result, we have reclassified this amount to long-term debt and shown it as a component of principal amounts due after 2009.

Joint venture debt obligations

We have three unconsolidated affiliates with long-term debt obligations. The following table shows (i) our ownership interest in each entity at September 30, 2005, (ii) total long-term debt obligations (including current maturities) of each unconsolidated affiliate at September 30, 2005, on a 100% basis to the joint venture and (iii) the corresponding scheduled maturities of such long-term debt.

	Our		Scheduled Maturities of Long-Term Debt
	Ownership							After
	Interest	Total	2005	2006	2007	2008	2009	2009
Cameron Highway	50.0%	$ 415,000		$ 415,000
Poseidon	36.0%	96,000				$ 96,000
Evangeline	49.5%	35,650	$ 5,000	5,000	$ 5,000	5,000	$ 5,000	$ 10,650
Total		$ 546,650	$ 5,000	$ 420,000	$ 5,000	$ 101,000	$ 5,000	$ 10,650

The credit agreements of our joint ventures each contain various affirmative and negative covenants, including financial covenants. Our joint ventures were in compliance with all such covenants at September 30, 2005.

Extinguishment of Deepwater Gateway credit agreement in March 2005. In accordance with terms of its credit agreement, Deepwater Gateway had the right to repay the principal amount plus any accrued interest due under its term loan at any time without penalty. During the first quarter of 2005, Deepwater Gateway exercised this right and extinguished its term loan. We and our 50% joint venture partner in Deepwater Gateway made equal cash contributions of $72 million to Deepwater Gateway to fund the repayment of the $144 million in principal amount owed under Deepwater Gateway's term loan.

Refinancing of Cameron Highway debt in June 2005. In June 2005, Cameron Highway executed an Amended and Restated Credit Agreement with a total credit commitment of $415 million and borrowed the full amount. This 364-day loan matures in June 2006 and is secured by (i) mortgages on and pledges of substantially all of the assets of Cameron Highway, (ii) mortgages on and pledges of certain assets related to certain rights of way and pipeline assets of an indirect wholly-owned subsidiary of ours that serves as the operator of the Cameron Highway Oil Pipeline, (iii) pledges by us and our joint venture partner in Cameron Highway of our 50% partnership interests in Cameron Highway, and (iv) letters of credit in the amount of $14 million each issued by our Operating Partnership and an affiliate of our joint venture partner. Except for the foregoing, the Cameron Highway lenders do not have any recourse against our assets under the amended credit agreement.

A portion of the proceeds of the loan were used to refinance Cameron Highway’s existing $325 million project debt and to make cash distributions to the owners of Cameron Highway. In connection with this refinancing, Cameron Highway incurred approximately $22 million in one-time make whole premiums and related fees and costs, which include $6.3 million of non-cash charges. Our equity earnings from Cameron Highway for the second quarter of 2005 were reduced by our 50% share of such costs.

As defined in the amended credit agreement, variable interest rates charged to Cameron Highway under this loan generally bear interest, at Cameron Highway’s election from time to time, at either (i) the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus 1/2%, or (ii) a Eurodollar rate plus an applicable margin.

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

9. PARTNERS’ EQUITY

General

Our common units represent limited partner interests, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges available to them under our Fifth Amended and Restated Agreement of Limited Partnership (together with all amendments thereto, the “Partnership Agreement”). Our common units trade on the NYSE under the ticker symbol “EPD.” We are managed by our general partner, Enterprise Products GP.

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

Amended and Restated Partnership Agreement

In August 2005, we amended and restated our Partnership Agreement by executing the Fifth Amended and Restated Agreement of Limited Partnership. The amended Partnership Agreement provides that upon our issuance of any additional limited partner interests, Enterprise Products GP is entitled to make, but is not obligated to make, additional capital contributions such that its general partner interest in us would be equal to up to 2% immediately following the issuance of such additional limited partner interests. Prior to the amendment, Enterprise Products GP was obligated to make such additional capital contributions in order to maintain its 2% general partner interest in us, and the provisions of our Partnership Agreement relating to allocations of net income, net losses and cash distributions were based upon a fixed percentage interest of 2% for the general partner. Following the amendment, if Enterprise Products GP elects to not make an additional capital contribution sufficient to maintain its 2% general partner interest when we issue additional limited partner interests, its 2% general partner interest will be proportionately reduced, and its allocation of net income, net losses and cash distributions that are based on its percentage interest will be reduced accordingly. If Enterprise Products GP's percentage interest is reduced, it will have the opportunity at the time of any subsequent issuance by us of additional limited partner interests to make an additional capital contribution sufficient to increase its percentage interest to up to (but to not exceed) 2%, in which case its allocations thereafter would be proportionately increased.

Equity offerings and registration statements

Our Partnership Agreement generally authorizes us to issue an unlimited number of additional limited partner interests and other equity securities for such consideration and on such terms and conditions as may be established by Enterprise Products GP in its sole discretion (subject, under certain circumstances, to the approval of our unitholders). The following table reflects the number of common units issued and the net proceeds received from each public offering from January 1, 2005 through September 30, 2005:

		Net Proceeds from Sale of Common Units
	Number of	Contributed	Contributed by
Month of	common units	by Limited	General
offering	issued	Partners	Partner	Total
February 2005	17,250,000	$ 447,602	$ 9,135	$ 456,737
February 2005	1,516,561	38,249	780	39,029
May 2005	410,249	10,204	208	10,412
August 2005	399,812	9,934	204	10,138
Total 2005	19,576,622	$ 505,989	$ 10,327	$ 516,316

As a result of our February 2005 public offering of 17,250,000 common units, practically all the available capacity under our preexisting $1.5 billion universal shelf registration statement was used. In March 2005, we filed a universal shelf registration statement with the SEC registering the issuance of $4 billion of partnership equity and public debt obligations. In connection with this registration statement, we also registered for resale 35,368,522 common units owned by Shell and 5,631,478 common units that had been sold by Shell to Kayne Anderson MLP Investment Company in December 2004 and March 2005. We were obligated to register the resale of these common units under a registration rights agreement we executed with Shell in connection with our acquisition of certain of Shell's Gulf Coast midstream energy businesses in September 1999. We utilized $500 million of this universal shelf registration statement when our Operating Partnership issued its Senior Notes K in June 2005 (see Note 8).

The 2,326,622 common units issued in February, May and August 2005, were issued primarily in connection with the distribution reinvestment plan ("DRIP"). These units were issued under a separate registration statement we have on file with the SEC, which covers 15,000,000 common units issuable under the DRIP.

Restricted units

At September 30, 2005, we had 751,200 restricted common units outstanding, which includes 724,050 time-vested restricted units and 27,150 performance-based restricted units. During the nine months ended September 30, 2005, a total of 329,586 time-vested restricted units were issued to key management personnel of EPCO (who work on our behalf) and directors of Enterprise Products GP. The aggregate fair value of these restricted units at grant date was $8.7 million. During the nine months ended September 30, 2005, 6,484 time-vested restricted units became vested and were converted to regular common units. Additionally, during the nine months ended September 30, 2005, 33,277 time-vested restricted units and 27,150 performance-based restricted units were forfeited.

The balance of unamortized deferred compensation expense related to our restricted units outstanding was $15.6 million at September 30, 2005. We amortized $2.3 million of such compensation expense to earnings during the nine months ended September 30, 2005, which is reflected as a component of costs and expenses. Deferred compensation is reflected as a reduction of partners' equity and allocated to our partners in accordance with their respective ownership interests.

Changes in limited partners' equity

The following table details the changes in limited partners' equity since December 31, 2004:

	Limited Partners
		Restricted
	Common	Common
	units	units	Total
Balance, December 31, 2004	$ 5,204,940	$ 12,327	$ 5,217,267
Net income	259,497	392	259,889
Operating leases paid by EPCO	1,550	2	1,552
Cash distributions to partners	(472,800)	(608)	(473,408)
Net proceeds from sales of common units	505,989		505,989
Proceeds from exercise of unit options	20,478		20,478
Issuance of restricted units		8,639	8,639
Vesting of restricted units	143	(143)
Forfeiture of restricted units		(1,883)	(1,883)
Amortization of Employee Partnership awards	619	1	620
Cancellation of treasury units	(8,915)		(8,915)
Balance, September 30, 2005	$ 5,511,501	$ 18,727	$ 5,530,228

Distributions

As an incentive, Enterprise Products GP’s percentage interest in our quarterly cash distributions is increased after certain specified target levels of quarterly distribution rates are met. Enterprise Products GP’s quarterly incentive distribution thresholds are as follows:

•	2% of quarterly cash distributions up to $0.253 per unit;
•	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit; and
•	25% of quarterly cash distributions that exceed $0.3085 per unit.

On October 20, 2005, we announced that our quarterly distribution rate with respect to the third quarter of 2005 would be $0.43 per common unit, or $1.72 on an annualized basis. This distribution will be paid on November 8, 2005, to unitholders of record at the close of business on October 31, 2005.

Unit history

The following table details the outstanding balance of each class of units for the periods and at the dates indicated:

	Limited Partners
		Restricted
	Common	Common	Treasury
	Units	Units	Units
Balance, December 31, 2004	364,297,340	488,525	427,200
Common units issued in February 2005 (1)	1,516,561
Common units issued in connection with February 2005 offering	17,250,000
Restricted common units issued in February 2005		12,892
Common units issued in March 2005 in connection with unit options	195,000
Vesting of restricted units in April 2005	6,484	(6,484)
Cancellation of treasury units in April 2005			(427,200)
Common units issued in May 2005 (1)	410,249
Restricted common units issued in May 2005		269
Common units issued in May 2005 in connection with unit options	525,000
Common units issued in August 2005 (1)	399,812
Restricted common units issued in August 2005		316,425
Common units issued in August 2005 in connection with unit options	71,000
Restricted common units forfeited in August 2005		(60,427)
Balance, September 30, 2005	384,671,446	751,200	-

(1) These units were issued in connection with the DRIP and related programs.

In April 2005, we cancelled the 427,200 treasury units held by EPOLP 1999 Grantor Trust, a wholly owned subsidiary of our Operating Partnership.

Accumulated other comprehensive income

The following table summarizes the effect of our cash flow hedging financial instruments (see Note 12) on accumulated other comprehensive income (“AOCI”) since December 31, 2004.

		Interest Rate Fin. Instrs.		Accumulated
			Forward-	Other
	Commodity		Starting	Comprehensive
	Financial	Treasury	Interest	Income
	Instruments	Locks	Rate Swaps	Balance
Balance, December 31, 2004	$ 1,434	$ 4,572	$ 18,548	$ 24,554
Change in fair value of commodity financial instruments	(1,350)			(1,350)
Reclassification of gain on settlement of treasury locks to interest expense		(331)		(331)
Reclassification of gain on settlement of forward-starting swaps to interest expense			(2,687)	(2,687)
Balance, September 30, 2005	$ 84	$ 4,241	$ 15,861	$ 20,186

During the remainder of 2005, we will reclassify a combined $1 million from accumulated other comprehensive income as a reduction in interest expense from our treasury locks and forward-starting interest rate swaps. In addition, we reclassified an approximate $1.4 million gain into income from accumulated other comprehensive income related to a commodity cash flow hedge acquired in the GulfTerra Merger. This gain is primarily due to an increase in fair value from that recorded for the commodity cash flow hedge at September 30, 2004.

10. RELATED PARTY TRANSACTIONS

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues from consolidated operations
EPCO	$ 1	$ 129	$ 287	$ 2,347
Shell		148,821		397,805
Unconsolidated affiliates	118,963	89,375	257,818	196,273
Total	$ 118,964	$ 238,325	$ 258,105	$ 596,425
Operating costs and expenses
EPCO	$ 62,326	$ 49,762	$ 176,499	$ 128,389
TEPPCO	3,976		12,625
Shell		189,442		536,284
Unconsolidated affiliates	11,464	7,410	21,930	23,898
Total	$ 77,766	$ 246,614	$ 211,054	$ 688,571
General and administrative expenses
EPCO	$ 8,640	$ 5,724	$ 28,528	$ 18,363

Historically, Shell Oil Company, its subsidiaries and affiliates ("Shell") were collectively considered a related party because Shell owned more than 10% of our limited partner interests and, prior to September 2003, owned a 30% ownership interest in Enterprise Products GP. As a result of Shell selling a portion of its limited partner interests in us to third parties in December 2004 and during the first seven months of 2005, Shell now owns less than 10% of our common units. Shell sold its 30% interest in Enterprise Products GP to an affiliate of EPCO in September 2003. As a result of Shell's reduced equity interest in us and its lack of control of Enterprise Products GP, Shell ceased to be considered a related party beginning in the first quarter of 2005.

Relationship with EPCO

We have an extensive and ongoing relationship with EPCO. EPCO is controlled by Dan L. Duncan, who is also a director and Chairman of Enterprise Products GP, our general partner. In addition, the executive and other officers of Enterprise Products GP are employees of EPCO, including Robert G. Phillips who is President and Chief Executive Officer (“CEO”) and a director of Enterprise Products GP. The principal business activity of Enterprise Products GP is to act as our managing partner.

Collectively, EPCO and its affiliates owned a 38.5% equity interest in us at September 30, 2005, which includes their ownership interest in Enterprise Products GP. In January 2005, an affiliate of EPCO acquired El Paso’s 9.9% membership interest in our general partner and 13,454,498 of our common units from El Paso for approximately $425 million in cash. As a result of these transactions and until August 2005, EPCO and certain of its affiliates owned 100% of the membership interests of our general partner and El Paso no longer owned an interest in us or our general partner.

In August 2005, affiliates of EPCO contributed their 100% membership interests in our general partner and the 13,454,498 of our common units they acquired from El Paso to Enterprise GP Holdings, an affiliate of EPCO. As a result of this contribution, Enterprise GP Holdings owns 100% of the membership interests in our general partner and an approximate 3.4% limited partner interest in us. Enterprise GP Holdings is a publicly traded limited partnership that completed an initial public offering of its common units in August 2005, and its only cash generating assets consist of its general and limited partnership interests in us. Additionally, upon completion of Enterprise GP Holdings' initial public offering, EPCO and its affiliates owned 86.5% of Enterprise GP Holdings, including 100% of EPE Holdings, the general partner of Enterprise GP Holdings.

Administrative Services Agreement. We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to the Administrative Services Agreement. We reimburse EPCO for the costs of its employees who perform operating functions for us and for costs related to its other management and administrative employees. Additionally, we reimburse EPCO for the costs associated with the office space we occupy related to our partnership's headquarters.

In August 2005, the Third Amended and Restated Administrative Services Agreement (the "Amended Agreement") was executed, which was effective as of February 24, 2005. The Amended Agreement reflects the following changes:

•

Enterprise GP Holdings, EPE Holdings, and the TEPPCO Parties (“TEPPCO Partners, L.P.; Texas Eastern Products Pipeline Company, LLC; TE Products Pipeline Company, Limited Partnership; TEPPCO Midstream Companies, L.P.; TCTM, L.P.; and TEPPCO GP, Inc.”) were added as parties to the Agreement;

•	substantial revisions were made to the "Business Opportunities" section of the Agreement (see below);
•	an Exhibit was added to the Agreement describing the structure of corporate governance, policies and procedures (see below); and
•	other changes to reflect the new parties and procedures.

The "Business Opportunities" section of the Amended Agreement addresses conflicts that may arise among Enterprise Products Partners, Enterprise Products GP, Enterprise GP Holdings, and EPE Holdings and the EPCO Group (defined as EPCO and its affiliates other than the parties to the Amended Agreement). This section of the Amended Agreement provides, among other things, that:

•

if a business opportunity to acquire equity securities (as defined in the Amended Agreement) is presented to the EPCO Group, Enterprise Products Partners, Enterprise Products GP, Enterprise GP Holdings or EPE Holdings, then Enterprise GP Holdings will have the first right to pursue such opportunity, and Enterprise Products Partners will have the second right to pursue such opportunity.

•

if any business opportunity not covered by the preceding bullet point is presented to the EPCO Group, Enterprise Products Partners, Enterprise Products GP, Enterprise GP Holdings or EPE Holdings, Enterprise Products Partners will have the first right to pursue such opportunity, and Enterprise GP Holdings will have the second right to pursue such opportunity.

Additionally, an Exhibit was added to the Amended Agreement, which outlines the corporate governance structure and policies and procedures to address potential conflicts among, protect the confidential information of, and govern the sharing of EPCO personnel between the Partnership Entities ("Enterprise Products Partners, Enterprise Products GP, the Operating Partnership and the general partner of the Operating Partnership"), the TEPPCO Parties and Enterprise GP Holdings. The Exhibit provides, among other things, that:

•	there shall be no overlap in the independent directors of Enterprise Products GP, EPE Holdings and Texas Eastern Products Pipeline Company, LLC ("TEPPCO GP");
•

there shall be no overlap in the EPCO employees performing commercial and development activities involving certain defined potential overlapping assets for the Partnership Entities and Enterprise GP Holdings on one hand and the TEPPCO Parties on the other hand; and

•

certain screening procedures are to be followed if an EPCO employee performing commercial and development activities becomes privy to commercial information relating to a potential overlapping asset of any entity for which such employee does not perform commercial and development activities.

Other related party transactions with EPCO. The following is a summary of other significant related party transactions between EPCO and us.

•	We have entered into an agreement with an affiliate of EPCO to provide trucking services to us for the transportation of NGLs and other products.
•	In the normal course of business, we buy from and sell certain NGL products to an affiliate of EPCO.

We and Enterprise Products GP are both separate legal entities from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO depends on cash distributions it receives as an equity owner in us and Enterprise GP Holdings to fund most of its other operations and to meet its debt obligations. For the nine months ended September 30, 2005 and 2004, EPCO affiliates received

$185 million and $136.4 million in distributions from us, respectively. The ownership interests in us and our general partner that are owned or controlled by EPCO and its affiliates, other than Dan Duncan LLC and trusts affiliated with Dan L. Duncan, are pledged as security under an EPCO affiliate credit facility. In the event of a default under such credit facility, a change in control of us or our general partner could occur.

Relationship with TEPPCO

On February 24, 2005, an affiliate of EPCO acquired Texas Eastern Products Pipeline Company, LLC ("TEPPCO GP"), the general partner of TEPPCO Partners, L.P. (“TEPPCO”) from Duke Energy Field Services, LLC, and 2,500,000 common units of TEPPCO from Duke Energy Corporation for approximately $1.2 billion in cash. TEPPCO GP owns a 2% general partner interest in TEPPCO and is the managing partner of TEPPCO and its subsidiaries. Subsequently, EPCO reconstituted the board of directors of TEPPCO GP, and Dr. Ralph Cunningham (a former independent director of Enterprise Products GP) was named Chairman of TEPPCO GP. Due to EPCO's ownership of TEPPCO GP and TEPPCO GP's ability to direct the management of TEPPCO, TEPPCO GP and TEPPCO became related parties to EPCO and the Company during the first quarter of 2005. The employees of TEPPCO became EPCO employees on June 1, 2005. Our related party transactions with TEPPCO consist of the purchase of NGL pipeline transportation and storage services.

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

11. SUPPLEMENTAL CASH FLOWS DISCLOSURE

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	For the Nine Months
	Ended September 30,
	2005	2004
Decrease (increase) in:
Accounts and notes receivable	$ (203,835)	$ (207,169)
Inventories	(386,057)	(187,519)
Prepaid and other current assets	(31,489)	6,229
Long-term receivables	202
Other assets	49,484	(195)
Increase (decrease) in:
Accounts payable	(143,634)	(26,235)
Accrued gas payable	369,568	197,116
Accrued expenses	18,116	2,039
Accrued interest	1,344	(30,503)
Other current liabilities	11,861	6,119
Other liabilities	238	(408)
Net effect of changes in operating accounts	$ (314,202)	$ (240,526)

During the first nine months of 2005, we completed several acquisitions, made adjustments to the September 2004 purchase price allocation for the GulfTerra Merger and consolidated entities that had been previously accounted for using the equity method. See Note 3 for information regarding these transactions, including a table showing the various balance sheet accounts affected in the allocation of the various purchase prices.

On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of the capital expenditures associated with such projects. As a result of completing the GulfTerra Merger, the number of such arrangements has increased, particularly for projects involving pipeline construction and production well tie-ins. These reimbursements for the nine months ended September 30, 2005 and 2004, were $40.4 million and $0.5 million, respectively, and are reflected as a source of investing cash inflows under the caption "Contributions in aid of construction costs" on our Unaudited Condensed Statements of Consolidated Cash Flows.

Net income for the nine months ended September 30, 2005 includes a gain on the sale of assets of $4.7 million (recorded as a reduction in operating costs and expenses), which is primarily related to the sale of our 50% interest in Starfish. In connection with gaining regulatory approval for the GulfTerra Merger, we were required to sell our 50% interest in Starfish by March 31, 2005.

In June 2005, we received $47.5 million in cash from Cameron Highway as a return of investment. These funds were distributed to us in connection with the refinancing of Cameron Highway’s project debt (see Note 8).

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

In August 2005, the Operating Partnership entered into two additional interest rate swap agreements with an aggregate notional amount of $200 million in which we exchanged the payment of fixed rate interest on a portion of the principal outstanding under Senior Notes K for variable rate interest. We have designated these two interest rate swaps as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted), since they mitigate changes in the fair value of the underlying fixed rate debt. Under each swap agreement, we will pay the counterparty a variable interest rate based on six-month LIBOR rates (plus an applicable margin as defined in each swap agreement) and receive back from the counterparty a fixed interest rate payment of 4.95%, which is the stated interest rate of Senior Notes K. We will settle amounts receivable from or payable to the counterparty every six months (the “settlement period”), with the first settlement occurring on December 1, 2005. The settlement amount will be amortized ratably to earnings as either an increase or a decrease in interest expense over the settlement period.

As summarized in the following table, we had eleven interest rate swap agreements outstanding at September 30, 2005 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Amount
Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 7.26%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.375% to 5.81%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.6% to 4.36%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 4.34%	$200 million
(1) The variable rate indicated is the all-in variable rate for the current settlement period.

The total fair value of these eleven interest rate swaps at September 30, 2005, was a liability of $9.6 million, with an offsetting decrease in the fair value of the underlying debt. The total fair value of the nine interest rate swaps we had outstanding at December 31, 2004, was an asset of $0.5 million, with an offsetting increase in the fair value of the underlying debt. Interest expense for the three months ended September 30, 2005 and 2004 reflects a benefit of $2.3 million and $1.7 million, respectively, from interest rate swap agreements. For the nine months ended September 30, 2005 and 2004, interest expense reflects a benefit of $7.5 million and $5.3 million, respectively, from interest rate swap agreements.

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

At September 30, 2005 and December 31, 2004, we had a limited number of commodity financial instruments in our portfolio, which primarily consisted of natural gas cash flow and fair value hedges. The fair value of our commodity financial instrument portfolio at September 30, 2005 and December 31, 2004 was an asset of $0.1 million and $0.2 million, respectively. Excluding the reclassification of amounts from AOCI (see Note 9), we recorded nominal amounts of earnings from our commodity financial instruments during the three and nine months ended September 30, 2005 and 2004.

13. BUSINESS SEGMENT INFORMATION

Business segments are components of a business about which separate financial information is available. The components are regularly evaluated by the CEO of Enterprise Products GP in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Our business segments are generally organized and managed according to the type of services rendered and products produced and/or sold, as applicable. We have revised our prior segment information in order to conform to the current business segment operations and presentation.

We have segregated our business activities into four reportable business segments: Offshore Pipelines & Services, Onshore Natural Gas Pipelines & Services, NGL Pipelines & Services and Petrochemical Services. The Offshore Pipelines & Services business segment consists of (i) approximately 1,150 miles of offshore natural gas pipelines strategically located to serve production areas in some of the most active drilling and development regions in the Gulf of Mexico, (ii) approximately 810 miles of Gulf of Mexico offshore crude oil pipeline systems and (iii) seven multi-purpose offshore hub platforms located in the Gulf of Mexico.

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

The NGL Pipelines & Services business segment includes our (i) natural gas processing business and related NGL marketing activities, (ii) NGL pipelines aggregating approximately 12,810 miles and related storage facilities, which include our strategic Mid-America and Seminole NGL pipeline systems and (iii) NGL fractionation facilities located in Texas and Louisiana. This segment also includes our import and export terminaling operations.

The Petrochemical Services business segment includes four propylene fractionation facilities, an isomerization complex and an octane additive production facility. This segment also includes 530 miles of petrochemical pipeline systems.

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

We include equity earnings from unconsolidated affiliates in our measurement of segment gross operating margin. Our equity investments with industry partners are a vital component of our business strategy. They are a means by which we conduct our operations to align our interests with those of our customers, which may be a supplier of raw materials or a consumer of finished products. This method of operation also enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what we could accomplish on a stand-alone basis. Many of these businesses perform supporting or complementary roles to our other business operations. For example, we use the Promix NGL fractionator to process a portion of the mixed NGLs extracted by our gas plants. Another example was our use of the Dixie pipeline to transport propane sold to customers through our NGL marketing activities (prior to the consolidation of Dixie’s results with ours beginning in February 2005, see Note 3). See Note 10 for additional information regarding our related party relationships with unconsolidated affiliates.

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

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months		For the Nine Months
		Ended September 30,		Ended September 30,
		2005	2004	2005	2004
Revenues (1)		$ 3,249,291	$ 2,040,271	$ 8,476,581	$ 5,458,507
Less:	Operating costs and expenses (1)	(3,045,345)	(1,951,567)	(7,959,122)	(5,226,392)
Add:	Equity in income of unconsolidated affiliates (1)	3,703	14,289	14,563	42,224
	Depreciation and amortization in operating costs and expenses (2)	103,028	32,439	304,041	94,674
	Retained lease expense, net in operating expenses allocable to us
	and minority interest (3)	528	2,273	1,584	6,820
	Loss (gain) on sale of assets in operating costs and expenses (2)	611	43	(4,742)	158
	Total gross operating margin	$ 311,816	$ 137,748	$ 832,905	$ 375,991

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

A reconciliation of our measurement of total segment gross operating margin to operating income and income before provision for income taxes, minority interest and the cumulative effect of changes in accounting principles follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Total gross operating margin	$ 311,816	$ 137,748	$ 832,905	$ 375,991
Adjustments to reconcile total gross operating margin
to operating income:
Depreciation and amortization in operating costs and expenses	(103,028)	(32,439)	(304,041)	(94,674)
Retained lease expense, net in operating costs and expenses	(528)	(2,273)	(1,584)	(6,820)
Gain (loss) on sale of assets in operating costs and expenses	(611)	(43)	4,742	(158)
General and administrative costs	(13,252)	(10,076)	(46,655)	(26,629)
Consolidated operating income	194,397	92,917	485,367	247,710
Other expense	(59,144)	(31,875)	(167,139)	(96,031)
Income before provision for income taxes, minority interest
and cumulative effect of changes in accounting principles	$ 135,253	$ 61,042	$ 318,228	$ 151,679

Information by segment, together with reconciliations to the consolidated totals, is presented in the following table:

	Operating Segments
	Offshore	Onshore	NGL			Adjustments
	Pipelines	Pipelines	Pipelines	Petrochem.	Non-Segmt.	and	Consolidated
	& Services	& Services	& Services	Services	Other	Eliminations	Totals
Revenues from third parties:
Three months ended September 30, 2005	$ 25,018	$ 304,215	$ 2,426,672	$ 374,422			$ 3,130,327
Three months ended September 30, 2004		77,432	1,361,317	363,197			1,801,946
Nine months ended September 30, 2005	86,550	810,362	6,229,322	1,092,242			8,218,476
Nine months ended September 30, 2004		285,206	3,599,905	976,971			4,862,082

Revenues from related parties:
Three months ended September 30, 2005	203	106,870	11,869	22			118,964
Three months ended September 30, 2004		84,891	151,002	2,432			238,325
Nine months ended September 30, 2005	642	241,901	15,489	73			258,105
Nine months ended September 30, 2004		189,328	399,537	7,560			596,425

Intersegment and intrasegment revenues:
Three months ended September 30, 2005	403	10,047	792,744	106,598		$ (909,792)
Three months ended September 30, 2004		3,171	543,439	65,378		(611,988)
Nine months ended September 30, 2005	1,031	28,464	2,289,451	248,485		(2,567,431)
Nine months ended September 30, 2004		6,508	1,312,481	185,195		(1,504,184)

Total revenues:
Three months ended September 30, 2005	25,624	421,132	3,231,285	481,042		(909,792)	3,249,291
Three months ended September 30, 2004		165,494	2,055,758	431,007		(611,988)	2,040,271
Nine months ended September 30, 2005	88,223	1,080,727	8,534,262	1,340,800		(2,567,431)	8,476,581
Nine months ended September 30, 2004		481,042	5,311,923	1,169,726		(1,504,184)	5,458,507

Equity in income in unconsolidated
affiliates (see Note 6):
Three months ended September 30, 2005	2,321	604	773	5			3,703
Three months ended September 30, 2004	720	158	2,407	245	$ 10,759		14,289
Nine months ended September 30, 2005	4,221	1,866	8,058	418			14,563
Nine months ended September 30, 2004	2,576	314	6,349	960	32,025		42,224

Gross operating margin by individual
business segment and in total:
Three months ended September 30, 2005	16,922	93,513	153,760	47,621			311,816
Three months ended September 30, 2004	721	7,186	83,560	35,522	10,759		137,748
Nine months ended September 30, 2005	62,180	257,774	427,392	85,559			832,905
Nine months ended September 30, 2004	2,577	18,928	231,730	90,731	32,025		375,991

Segment assets:
At September 30, 2005	632,080	3,617,489	3,085,667	499,689		580,648	8,415,573
At December 31, 2004	648,181	3,729,650	2,753,934	469,327		230,375	7,831,467

Investments in and advances
to unconsolidated affiliates (see Note 6):
At September 30, 2005	318,045	4,938	126,808	20,242			470,033
At December 31, 2004	319,463	5,251	173,883	20,567			519,164

Intangible Assets (see Note 7):
At September 30, 2005	180,576	422,415	288,521	49,972			941,484
At December 31, 2004	200,047	446,267	282,963	51,324			980,601

Goodwill (see Note 7):
At September 30, 2005	82,386	282,840	50,528	73,690			489,444
At December 31, 2004	62,348	290,397	32,763	73,690			459,198

Revenues from the sale and marketing of NGL products within the NGL Pipelines & Services business segment accounted for 60% and 69% of total consolidated revenues for the three months ended September 30, 2005 and 2004, and 59% and 68% for the nine months ended September 30, 2005 and 2004, respectively. Revenues from the other businesses within this segment accounted for 15% of total consolidated revenues for the three and nine months ended September 30, 2005. Revenues from the sale of petrochemical products within the Petrochemical Services segment accounted for 12% of total consolidated revenues for the three months ended September 30, 2004, and 11% and 13% for the nine months ended September 30, 2005 and 2004, respectively. Revenues from the transportation, sale and storage of natural gas using onshore assets accounted for 13% and 12% of total consolidated revenues for the three and nine months ended September 30, 2005, respectively.

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

The amount of net income allocated to limited partner interests is derived by subtracting our general partner’s share of our net income from net income. The following table shows the allocation of net income to our general partner for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$ 131,169	$ 57,231	$ 311,084	$ 152,907
Less incentive earnings allocations to Enterprise Products GP	(16,755)	(6,853)	(45,891)	(19,435)
Net income available after incentive earnings allocation	114,414	50,378	265,193	133,472
Multiplied by Enterprise Products GP ownership interest	2.0%	2.0%	2.0%	2.0%
Standard earnings allocation to Enterprise Products GP	$ 2,288	$ 1,008	$ 5,304	$ 2,669

Incentive earnings allocation to Enterprise Products GP	$ 16,755	$ 6,853	$ 45,891	$ 19,435
Standard earnings allocation to Enterprise Products GP	2,288	1,008	5,304	2,669
Enterprise Products GP interest in net income	$ 19,043	$ 7,861	$ 51,195	$ 22,104

The following tables show our calculation of limited partners’ interest in net income, basic earnings per unit and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Income before changes in accounting principles
and Enterprise Products GP interest	$ 131,169	$ 57,231	$ 311,084	$ 142,126
Cumulative effect of changes in accounting principles				10,781
Net income	131,169	57,231	311,084	152,907
Enterprise Products GP interest in net income	(19,043)	(7,861)	(51,195)	(22,104)
Net income available to limited partners	$ 112,126	$ 49,370	$ 259,889	$ 130,803

BASIC EARNINGS PER UNIT
Numerator
Income before changes in accounting principles
and Enterprise Products GP interest	$ 131,169	$ 57,231	$ 311,084	$ 142,126
Cumulative effect of changes in accounting principles				10,781
Enterprise Products GP interest in net income	(19,043)	(7,861)	(51,195)	(22,104)
Limited partners’ interest in net income	$ 112,126	$ 49,370	$ 259,889	$ 130,803
Denominator
Common units outstanding	384,468	247,861	380,429	229,286
Restricted common units outstanding	674	83	555	38
Class B special units outstanding		1,343		3,383
Total	385,142	249,287	380,984	232,707
Basic earnings per unit
Income per unit before changes in accounting principles
and Enterprise Products GP interest	$ 0.34	$ 0.23	$ 0.82	$ 0.61
Cumulative effect of changes in accounting principles				0.05
Enterprise Products GP interest in net income	(0.05)	(0.03)	(0.13)	(0.09)
Limited partners’ interest in net income	$ 0.29	$ 0.20	$ 0.69	$ 0.57

DILUTED EARNINGS PER UNIT
Numerator
Income before changes in accounting principles
and Enterprise Products GP interest	$ 131,169	$ 57,231	$ 311,084	$ 142,126
Cumulative effect of changes in accounting principles				10,781
Enterprise Products GP interest in net income	(19,043)	(7,861)	(51,195)	(22,104)
Limited partners’ interest in net income	$ 112,126	$ 49,370	$ 259,889	$ 130,803
Denominator
Common units outstanding	384,468	247,861	380,429	229,286
Restricted common units outstanding	674	83	555	38
Class B special units outstanding		1,343		3,383
Performance-based restricted units	45	1	51
Incremental option units	346	462	515	486
Total	385,533	249,750	381,550	233,193
Diluted earnings per unit
Income per unit before changes in accounting principles
and Enterprise Products GP interest	$ 0.34	$ 0.23	$ 0.82	$ 0.61
Cumulative effect of changes in accounting principles				0.05
Enterprise Products GP interest in net income	(0.05)	(0.03)	(0.13)	(0.09)
Limited partners’ interest in net income	$ 0.29	$ 0.20	$ 0.69	$ 0.57

15. CONDENSED FINANCIAL INFORMATION OF OPERATING PARTNERSHIP

The Operating Partnership and its subsidiaries conduct substantially all of our business. Currently, we have no independent operations and no material assets outside of those of our wholly owned Operating Partnership. We act as guarantor of all our Operating Partnership’s consolidated debt obligations, with the exception of the Seminole

Notes, the Dixie revolving credit facility and the remaining amounts outstanding under GulfTerra’s senior subordinated notes. If the Operating Partnership were to default on any debt we guarantee, we would be responsible for full repayment of that obligation. Our guarantee of these debt obligations is full and unconditional and non-recourse to Enterprise Products GP. For additional information regarding our consolidated debt obligations, see Note 8.

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

The following table shows condensed consolidated balance sheet data for the Operating Partnership at the dates indicated:

	September 30,	December 31,
	2005	2004
ASSETS
Current assets	$ 2,001,530	$ 1,425,574
Property, plant and equipment, net	8,415,573	7,831,467
Investments in and advances to unconsolidated affiliates	470,033	519,164
Intangible assets, net	941,484	980,601
Goodwill	489,444	459,198
Deferred tax asset	5,530	6,467
Long-term receivables	14,741	14,931
Other assets	31,421	43,208
Total	$ 12,369,756	$ 11,280,610

LIABILITIES AND PARTNERS' EQUITY
Current liabilities	$ 1,793,933	$ 1,582,911
Long-term debt	4,788,840	4,266,236
Other long-term liabilities	74,106	63,521
Minority interest	93,042	73,858
Partners' equity	5,619,835	5,294,084
Total	$ 12,369,756	$ 11,280,610

Total Operating Partnership debt obligations guaranteed by us	$ 4,789,000	$ 4,267,229

The following table shows condensed consolidated statements of operations data for the Operating Partnership for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	$ 3,249,291	$ 2,040,271	$ 8,476,581	$ 5,458,507
Costs and expenses	3,058,042	1,960,313	8,003,909	5,251,042
Equity in income of unconsolidated affiliates	3,703	16,414	14,563	42,213
Operating income	194,952	96,372	487,235	249,678
Other income (expense)	(59,483)	(33,863)	(167,699)	(95,566)
Income before provision for income taxes, minority
interest and changes in accounting principles	135,469	62,509	319,536	154,112
Provision for income taxes	(3,223)	(662)	(3,958)	(2,706)
Income before minority interest and changes
in accounting principles	132,246	61,847	315,578	151,406
Minority interest	(902)	(3,152)	(3,235)	(6,800)
Income before changes in accounting principles	131,344	58,695	312,343	144,606
Cumulative effect of changes in
accounting principles				10,781
Net income	$ 131,344	$ 58,695	$ 312,343	$ 155,387

16. COMMITMENTS AND CONTINGENCIES

Operating leases. We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Our material agreements consist of operating leases, with original terms ranging from 5 to 24 years, for natural gas and NGL underground storage facilities. We generally have the option to renew these leases, under the terms of the agreements, for one or more renewal terms ranging from 2 to 10 years. Lease expense is charged to operating costs and expenses on a straight-line basis over the period of expected economic benefit. Contingent rental payments are expensed as incurred. Third-party lease and rental expense included in operating income for the three months ended September 30, 2005 and 2004 was approximately $7.6 million and $5.5 million, respectively. We recorded $24.7 million and $15.8 million of third-party lease and rental expense for the nine months ended September 30, 2005 and 2004, respectively.

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

We own an octane-additive production facility that historically produced, and is currently capable of producing, methyl tertiary butyl ether ("MTBE"), a motor gasoline additive that enhances octane and is used in reformulated motor gasoline. We operate the facility, which is located within our Mont Belvieu complex. The production of MTBE was primarily driven by oxygenated fuel programs enacted under the federal Clean Air Act Amendments of 1990. In recent years, MTBE has been detected in water supplies. The major source of ground water contamination appears to be leaks from underground storage tanks. As a result of environmental concerns, several states enacted legislation to ban or significantly limit the use of MTBE in motor gasoline within their jurisdictions. The Energy Bill approved by the U.S. Congress in July 2005 (and signed by the President in August 2005) eliminates oxygenates in motor gasoline.

A number of lawsuits have been filed by municipalities and other water suppliers against a number of manufacturers of reformulated gasoline containing MTBE, although generally such suits have not named manufacturers of MTBE as defendants, and there have been no such lawsuits filed against our subsidiary that owns the facility. It is possible, however, that MTBE manufacturers such as our subsidiary could ultimately be added as defendants in such lawsuits or in new lawsuits. In connection with our purchase of ownership interests in the octane-additive production facility in 2003 from an affiliate of Devon Energy Corporation (“Devon”) and in 2004 from an affiliate of Sunoco, Inc. (“Sun”), Devon and Sun indemnified us for any liability (including liabilities described above) that are in respect of periods prior to the date we purchased such interests.

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

In conjunction with the Agreement, our Operating Partnership guaranteed the performance of its Independence Hub, LLC subsidiary under the Agreement up to $397.5 million. In December 2004, 20% of this guaranteed amount was assumed by Cal Dive, our joint venture partner in the Independence Hub project. The remaining $318 million represents our share of the anticipated cost of the platform facility. This amount represents the cap on our Operating Partnership's potential obligation to the six producers for our share of the cost of constructing the platform in the unlikely scenario where the six producers take over the construction of the platform facility. Our performance guarantee continues until the earlier to occur of (i) all of the guaranteed obligations of Independence Hub, LLC shall have been terminated or expired, or shall have been indefeasibly paid or otherwise performed or discharged in full, (ii) upon mutual written consent of our Operating Partnership and the producers or (iii) mechanical completion of the production facility. We expect that mechanical completion will occur on or about November 1, 2006; therefore, we anticipate that the performance guaranty will exist until at least this future date.

In accordance with FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," we recorded the fair value of the performance guaranty using an expected present value approach. Given the remote probability that our Operating Partnership would be required to perform under the guaranty, we have estimated the fair value of the performance guaranty at approximately $1.2 million, which is a component of current and other long-term liabilities on our unaudited condensed consolidated balance sheet at September 30, 2005.

17. SIGNIFICANT RISKS AND UNCERTAINTIES – HURRICANES

We participate as named insureds in EPCO’s current insurance program, which provides us with property damage, business interruption and other coverages, which are customary for the nature and scope of our operations. Historically, most of the insurance carriers in EPCO’s portfolio of coverage were rated “A” or higher by recognized ratings agencies. The financial impact of recent storm events such as Hurricanes Katrina and Rita has resulted in the lowering of credit ratings of many insurance carriers, with a number of providers also being placed on negative credit watch. We are unaware of any of our existing carriers dropping below the “A” rating level. At present, there is no indication of any insurance carrier in the EPCO insurance program being unable or unwilling to meet its coverage obligations.

We believe that EPCO maintains adequate insurance coverage on behalf of us, although insurance will not cover every type of interruption that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available for only reduced amounts of coverage. As a result, EPCO may not be able to renew existing insurance policies on behalf of us or procure other desirable insurance on commercially reasonable terms, if at all. At present, the annualized cost of insurance premiums allocated to us by EPCO for all lines of coverage is approximately $27 million. This amount includes a $1.8 million increase in premiums related to Hurricane Katrina that we recognized during the third quarter of 2005. Additional premium increases from our insurance carriers resulting from damage caused by Hurricane Rita in September 2005 are possible but not yet determinable due to the recent nature of the event.

If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position and results of operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to partners and, accordingly, adversely affect the market price of our common units.

The following is a discussion of the general status of insurance claims related to recent significant storm events that affected our assets. To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that it is reasonably possible that a change in our estimates may occur in the near term as additional information becomes available to us.

Hurricane Ivan insurance claims

Our final purchase price allocation for the GulfTerra Merger includes the expected recovery of $26.2 million, which represents the probable recovery of property damage insurance claims related to completed expenditures for damage to certain assets due to the significant effects of Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004 prior to the GulfTerra Merger. These expenditures represent our total costs to restore the former GulfTerra damaged facilities to operation. Since this loss event occurred prior to completion of the GulfTerra Merger, the claim was filed under the insurance program of GulfTerra and El Paso. We expect to receive these proceeds directly from the insurance carriers or from the former owners on our behalf during the first quarter of 2006. If the final recovery of funds is different than the amount previously expended, we will recognize an income impact at that time.

In addition, we have submitted business interruption insurance claims for our estimated losses caused by Hurricane Ivan. During the fourth quarter of 2005, we expect to receive $6.6 million from such claims. In addition, we estimate an additional $15 million to $16 million will be received during the first quarter of 2006. To the extent we receive cash proceeds from such business interruption claims, they will be recorded as a gain in our statements of consolidated operations and comprehensive income in the period of receipt.

Hurricanes Katrina and Rita insurance claims

Hurricanes Katrina and Rita, both significant storms, affected certain of our Gulf Coast assets in August and September of 2005, respectively. Inspection and evaluation of damage to our facilities is a continuing effort. We expensed $5 million during the third quarter of 2005 related to property damage insurance deductibles for both storms. To the extent that insurance proceeds from property damage claims do not cover our expenditures (in excess of the insurance deductibles we have expensed), such shortfall will be expensed when realized. In addition, we expect to file business interruption claims for losses related to these hurricanes. To the extent we receive cash proceeds from such business interruption claims, they will be recorded as a gain in our statements of consolidated operations and comprehensive income in the period of receipt.

18. SUBSEQUENT EVENT

October 2005 Amendment to Multi-Year Revolving Credit Facility

In October 2005, the Operating Partnership executed an amendment to its Multi-Year Revolving Credit Facility, which increased borrowing capacity from $750 million to $1.25 billion. Additionally, the amendment provides that the borrowing capacity under the Multi-Year Revolving Credit Facility may be increased further to $1.4 billion, subject to certain conditions. The amendment also reduces by 0.375% the aggregate total facility fee and the Eurodollar borrowing rate that was previously in effect. The maturity date of the credit facility was extended from September 2009 to October 2010, and the Operating Partnership may make up to two requests for one-year extensions of the maturity date (subject to certain restrictions). Additionally, the amendment removed the $100 million limit on the total amount of standby letters of credit that can be outstanding under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

For the three and nine months ended September 30, 2005 and 2004.

Enterprise Products Partners L.P. is a publicly traded Delaware limited partnership listed on the New York Stock Exchange ("NYSE") under the ticker symbol “EPD.” We were formed in April 1998 to own and operate certain NGL related businesses of EPCO, Inc. ("EPCO"). We conduct substantially all of our business through our wholly owned subsidiary, Enterprise Products Operating L.P. (our “Operating Partnership”).

We are owned 98% by our limited partners and 2% by Enterprise Products GP, LLC (our general partner, referred to as “Enterprise Products GP”). We and Enterprise Products GP are affiliates and under common control of Dan L. Duncan, the Chairman and the controlling shareholder of EPCO.

Unless the context requires otherwise, references to “we,” “us,” “our,” “the Company” or “Enterprise Products Partners” are intended to mean the consolidated business and operations of Enterprise Products Partners L.P. Also, “GulfTerra Merger” refers to the merger of GulfTerra Energy Partners, L.P. with a wholly owned subsidiary of Enterprise Products Partners on September 30, 2004 and the various transactions related thereto. References to “GulfTerra” mean Enterprise GTM Holdings L.P., the successor to GulfTerra Energy Partners, L.P. References to “GulfTerra GP” mean Enterprise GTMGP, L.L.C., which was formerly known as GulfTerra Energy Company, L.L.C., the general partner of GulfTerra Energy Partners, L.P. Enterprise GTMGP, L.L.C. is the general partner of Enterprise GTM Holdings L.P.

This quarterly report contains various forward-looking statements and information that are based on our beliefs and those of Enterprise Products GP, our general partner, as well as assumptions made by us and information currently available to us. Please read “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors” for additional information.

Unless otherwise indicated, the dollar amounts presented in the tabular data within this discussion and analysis are stated in thousands of dollars.

In addition, as generally used in the industry and in this discussion and analysis, the identified terms have the following meanings:

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

•

In January 2005, affiliates of EPCO acquired a 9.9% membership interest in Enterprise Products GP and 13,454,498 of our common units from El Paso for approximately $425 million in cash. As a result of these transactions, EPCO and its affiliates owned 100% of the membership interests of Enterprise Products GP. In August 2005, EPCO and its affiliates contributed their membership interests in Enterprise Products GP to Enterprise GP Holdings L.P. ("Enterprise GP Holdings"), an affiliate of EPCO. For additional information regarding EPCO and its affiliates contribution of their membership interests in Enterprise Products GP to Enterprise GP Holdings, please read Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report on Form 10-Q.

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

•

In April 2005, an affiliate of EPCO, Enterprise GP Holdings, was formed to become the sole member of Enterprise Products GP and to own 13.5 million of our common units. In connection with its formation, Enterprise GP Holdings filed a registration statement on Form S-1 for an initial public offering of its common units. In August 2005, Enterprise GP Holdings completed its initial public offering, which resulted in Enterprise GP Holdings owning our general partner, and EPCO and its affiliates owning approximately 86% of the equity interests in Enterprise GP Holdings.

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

•	In June 2005, we announced our plans to construct a new NGL fractionator near Hobbs, New Mexico. See “-- Capital Spending” for additional information regarding this growth project.

•

In June 2005, we exercised our option to acquire a 2% indirect ownership interest in the Mid-America pipeline and a 1.6% indirect ownership interest in the Seminole pipeline for a total purchase price of $25 million. This transaction was completed on June 30, 2005, and as a result, we now own 100% of the Mid-America pipeline and 90% of the Seminole pipeline.

•

In July 2005, we purchased three NGL underground storage facilities and four propane terminals from Ferrellgas L.P. (“Ferrellgas”) for $144 million in cash. See “-- Capital Spending” for additional information regarding this acquisition.

•

In August 2005, we amended and restated our Partnership Agreement by executing the Fifth Amended and Restated Agreement of Limited Partnership to provide, among other items, that upon issuance of any additional limited partner interests by us, Enterprise Products GP is entitled to make, but not obligated to make, additional capital contributions such that its general partner interest in us would be equal to up to 2% immediately following the issuance of such additional limited partner interests. For additional information regarding our amended and restated Partnership Agreement, please read Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report on Form 10-Q.

•

In late August 2005, Hurricane Katrina, a Category 4 hurricane, struck the U.S. Gulf Coast regions of Alabama, Louisiana and Mississippi. Additionally, in late September 2005, Hurricane Rita, a Category 3 hurricane, struck the U.S. Gulf Coast regions of Louisiana and Texas. Certain of our assets on the U.S. Gulf Coast and offshore in the Gulf of Mexico in the paths of Hurricane Katrina and Hurricane Rita incurred structural damage as a result of the hurricanes. In addition to this damage, certain of our operations were interrupted from damage to production and other facilities that supply our assets. For information regarding the general status of insurance claims associated with Hurricanes Katrina and Rita, please read “– Capital Spending – Significant Risks and Uncertainties – Hurricanes” included within this Item 2. Also, for information regarding the impact that these storm events had on our results of operations, please read "— Results of Operations" included within this Item 2.

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

We believe that we are positioned to continue to grow through acquisitions that will expand our system of assets and through growth capital projects. We estimate our consolidated capital spending over the next six months (fourth quarter of 2005 and first quarter of 2006) will approximate $570 million, which includes estimated expenditures of approximately $510 million for growth capital projects and acquisitions and approximately $60 million for sustaining capital expenditures.

Our forecast of consolidated capital expenditures is based upon our strategic operating and growth plans, which are also dependent upon our ability to provide capital from operating cash flows or otherwise obtain the capital necessary to accomplish our objectives. Our forecast may change due to factors beyond our control, such as weather related issues, changes in supplier prices or deteriorating economic conditions. Further, our forecast may change as a result of decisions made at a later date, which may include acquisitions or decisions to take on additional partners.

Our success in raising capital, including the formation of joint ventures to share costs and risks, continues to be the critical factor that determines how much we can spend. We believe our access to capital resources is sufficient to meet the demands of our current and future operating growth needs, and although we currently intend to make the forecasted expenditures discussed above, we may adjust the timing and amounts of projected expenditures in response to changes in capital markets.

The following table summarizes our capital spending by activity for the periods indicated:

	For the Nine Months
	Ended September 30,
	2005	2004
Capital spending for business combinations:
GulfTerra Merger	$ 7,028	$ 637,349
NGL underground storage and terminaling assets purchased from Ferrellgas	144,000
Indirect interests in the Indian Springs natural gas gathering and processing assets	74,854
Additional ownership interests in Dixie Pipeline Company ("Dixie")	68,608
Additional ownership interests in Mid-America and Seminole pipeline systems	25,000
Additional ownership interest in Seminole Pipeline Company ("Seminole")		28,010
Additional ownership interest in Tri-States NGL Pipeline LLC ("Tri States")	900	16,485
Additional ownership interest in Belvieu Environmental Fuels, L.P. ("BEF")		13,440
Other business combinations	4,690
Total capital spending related to business combinations	325,080	695,284
Capital spending for property, plant and equipment:
Growth capital projects	524,767	22,944
Sustaining capital projects	62,778	16,001
Total capital spending for property, plant and equipment	587,545	38,945
Capital spending attributable to unconsolidated affiliates:
Investments in unconsolidated affiliates, excluding advances	80,833	1,076
Total capital spending	$ 993,458	$ 735,305

Capital spending for property, plant and equipment as shown in the preceding table, is shown net of contributions in aid of construction costs of $40.4 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively. On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of the capital expenditures associated with such projects. As a result of completing the GulfTerra Merger, the number of such arrangements has increased, particularly for projects involving pipeline construction and production well tie-ins.

At September 30, 2005, we had approximately $179.4 million in outstanding purchase commitments related to capital projects, the majority of which pertain to pipeline and platform growth projects in the Gulf of Mexico that are expected to be placed in service during 2005 and 2006.

Significant Announced Growth Capital Projects

Western Expansion Project – NGL fractionation. In June 2005, we announced our plans to construct a new NGL fractionator, designed to handle up to 75 MBPD of mixed NGLs, located at the interconnection of our Mid-America pipeline system and our Seminole pipeline system near Hobbs, New Mexico. Additionally, we will construct a purity ethane storage well near the new fractionator and reconfigure the interconnection between the Mid-America pipeline and the Seminole pipeline. These projects are expected to cost approximately $150 million and be placed in service by mid-2007.

In January 2005, we announced that we had commenced initial permitting, engineering and design work for our Western Expansion Project, which included adding 50 MBPD of transportation capacity on the Rocky Mountain segment of our Mid-America pipeline system and a new 60 MBPD NGL fractionator at our Mont Belvieu complex. After additional analysis, we decided to build the new fractionator at Hobbs (as described in the previous paragraph) instead of the previously announced 60 MBPD fractionator at our Mont Belvieu complex because the Hobbs fractionator will provide more commercial and operating flexibility for the handling of increased Rocky Mountain volumes.

Purchase of NGL underground storage and terminaling assets. In July 2005, we purchased three NGL underground storage facilities and four propane terminals from Ferrellgas for $144 million in cash. The underground storage facilities are located in Kansas, Arizona and Utah and have a combined capacity of 6.1 MMBbls. Approximately 70% of the aggregate storage capacity is leased to third party customers under fee-based contracts. The four propane terminals are located in Minnesota and North Carolina. The Minnesota facilities are connected to our Mid-America pipeline system, and the North Carolina terminals are connected by rail to our facilities on the Gulf Coast. As part of the transaction, Ferrellgas has contracted with us to maintain a certain level of storage volume and terminal throughput for five years with the option to extend for an additional five years.

Significant Risks and Uncertainties – Hurricanes

We participate as named insureds in EPCO’s current insurance program, which provides us with property damage, business interruption and other coverages, which are customary for the nature and scope of our operations. Historically, most of the insurance carriers in EPCO’s portfolio of coverage were rated “A” or higher by recognized ratings agencies. The financial impact of recent storm events such as Hurricanes Katrina and Rita has resulted in the lowering of credit ratings of many insurance carriers, with a number of providers also being placed on negative credit watch. We are unaware of any of our existing carriers dropping below the “A” rating level. At present, there is no indication of any insurance carrier in the EPCO insurance program being unable or unwilling to meet its coverage obligations.

We believe that EPCO maintains adequate insurance coverage on behalf of us, although insurance will not cover every type of interruption that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available for only reduced amounts of coverage. As a result, EPCO may not be able to renew existing insurance policies on behalf of us or procure other desirable insurance on commercially reasonable terms, if at all. At present, the annualized cost of insurance premiums allocated to us by EPCO for all lines of coverage is approximately $27 million. This amount includes a $1.8 million increase in premiums related to Hurricane Katrina that we recognized during the third quarter of 2005. Additional premium increases from our insurance carriers resulting from damage caused by Hurricane Rita in September 2005 are possible but not yet determinable due to the recent nature of the event.

If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position and results of operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to partners and, accordingly, adversely affect the market price of our common units.

The following is a discussion of the general status of insurance claims related to recent significant storm events that affected our assets. To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that it is reasonably possible that a change in our estimates may occur in the near term as additional information becomes available to us.

Hurricane Ivan insurance claims

Our final purchase price allocation for the GulfTerra Merger includes the expected recovery of $26.2 million, which represents the probable recovery of property damage insurance claims related to completed expenditures for damage to certain assets due to the significant effects of Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004 prior to the GulfTerra Merger. These expenditures represent our total costs to restore the former GulfTerra damaged facilities to operation. Since this loss event occurred prior to completion of the GulfTerra Merger, the claim was filed under the insurance program of GulfTerra and El Paso. We expect to receive these proceeds directly from the insurance carriers or from the former owners on our behalf during the first quarter of 2006. If the final recovery of funds is different than the amount previously expended, we will recognize an income impact at that time.

In addition, we have submitted business interruption insurance claims for our estimated losses caused by Hurricane Ivan. During the fourth quarter of 2005, we expect to receive $6.6 million from such claims. In addition, we estimate an additional $15 million to $16 million will be received during the first quarter of 2006. To the extent we receive cash proceeds from such business interruption claims, they will be recorded as a gain in our statements of consolidated operations and comprehensive income in the period of receipt.

Hurricanes Katrina and Rita insurance claims

Hurricanes Katrina and Rita, both significant storms, affected certain of our Gulf Coast assets in August and September of 2005, respectively. Inspection and evaluation of damage to our facilities is a continuing effort. We expensed $5 million during the third quarter of 2005 related to property damage insurance deductibles for both storms. To the extent that insurance proceeds from property damage claims do not cover our expenditures (in excess of the insurance deductibles we have expensed), such shortfall will be expensed when realized. In addition, we expect to file business interruption claims for losses related to these hurricanes. To the extent we receive cash proceeds from such business interruption claims, they will be recorded as a gain in our statements of consolidated operations and comprehensive income in the period of receipt.

RESULTS OF OPERATIONS

We have four reportable business segments: Offshore Pipelines & Services, Onshore Natural Gas Pipelines & Services, NGL Pipelines & Services and Petrochemical Services. Our business segments are generally organized and managed according to the type of services rendered (or technology employed) and products produced and/or sold.

The Offshore Pipelines & Services business segment consists of (i) approximately 1,150 miles of offshore natural gas pipelines strategically located to serve production areas in some of the most active drilling and development regions in the Gulf of Mexico, (ii) approximately 810 miles of Gulf of Mexico offshore crude oil pipeline systems and (iii) seven multi-purpose offshore hub platforms located in the Gulf of Mexico.

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

The NGL Pipelines & Services business segment includes our (i) natural gas processing business and related NGL marketing activities, (ii) NGL pipelines aggregating approximately 12,810 miles and related storage facilities, which include our strategic Mid-America and Seminole NGL pipeline systems and (iii) NGL fractionation facilities located in Texas and Louisiana. This segment also includes our import and export terminaling operations.

The Petrochemical Services business segment includes four propylene fractionation facilities, an isomerization complex and an octane additive production facility. This segment also includes approximately 530 miles of petrochemical pipeline systems.

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

Selected Price and Volumetric Data

The following table illustrates selected average quarterly industry index prices for natural gas, crude oil, selected NGL and petrochemical products since the beginning of 2004:

								Polymer	Refinery
	Natural				Normal		Natural	Grade	Grade
	Gas,	Crude Oil,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/barrel	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
2004
1st Quarter	$5.69	$35.25	$0.43	$0.66	$0.76	$0.76	$0.87	$0.29	$0.26
2nd Quarter	$6.00	$38.34	$0.45	$0.65	$0.79	$0.79	$0.92	$0.32	$0.26
3rd Quarter	$5.75	$43.90	$0.52	$0.79	$0.92	$0.92	$1.05	$0.32	$0.27
4th Quarter	$7.07	$48.31	$0.60	$0.85	$1.03	$1.04	$1.15	$0.40	$0.35
Average for Year	$6.13	$41.45	$0.50	$0.74	$0.88	$0.88	$1.00	$0.33	$0.29
2005
1st Quarter	$6.27	$49.68	$0.52	$0.79	$0.98	$1.00	$1.14	$0.45	$0.39
2nd Quarter	$6.74	$53.09	$0.52	$0.82	$0.98	$1.01	$1.16	$0.37	$0.30
3rd Quarter	$8.53	$63.08	$0.69	$0.97	$1.14	$1.26	$1.36	$0.37	$0.33
Average for Year	$7.18	$55.28	$0.58	$0.86	$1.03	$1.09	$1.22	$0.40	$0.34

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005 (1)	2004 (1)	2005 (1)	2004 (1)
Offshore Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	1,623	393	1,876	423
Crude oil transportation volumes (MBPD)	124		134
Platform gas treating (Mdth/d)	221		285
Platform oil treating (MBPD)	8		8
Onshore Natural Gas Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	6,035	685	5,933	650
NGL Pipelines & Services, net:
NGL transportation volumes (MBPD)	1,468	1,450	1,463	1,358
NGL fractionation volumes (MBPD)	270	239	311	235
Equity NGL production (MBPD)	82	84	94	84
Fee-based natural gas processing (MMcf/d)	1,471	1,822	1,828	1,544
Petrochemical Services, net:
Butane isomerization volumes (MBPD)	96	82	82	73
Propylene fractionation volumes (MBPD)	55	58	55	58
Octane additive production volumes (MBPD)	8	12	5	9
Petrochemical transportation volumes (MBPD)	50	77	65	72
Total, net:
NGL, crude oil and petrochemical transportation volumes (MBPD)	1,642	1,527	1,662	1,430
Natural gas transportation volumes (BBtus/d)	7,658	1,079	7,809	1,074
Equivalent transportation volumes (MBPD) (2)	3,657	1,811	3,717	1,713

(1)    Volumetric data shown above reflects net operating rates of the underlying assets for the periods in which we owned them.

(2)    Reflects equivalent energy volumes where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Comparisons of Our Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues	$3,249,291	$2,040,271	$8,476,581	$5,458,507
Operating costs and expenses	3,045,345	1,951,567	7,959,122	5,226,392
General and administrative costs	13,252	10,076	46,655	26,629
Equity in income of unconsolidated affiliates	3,703	14,289	14,563	42,224
Operating income	194,397	92,917	485,367	247,710
Interest expense	60,538	32,471	170,697	96,956
Net income	131,169	57,231	311,084	152,907

Revenues from the sale and marketing of NGL products within the NGL Pipelines & Services business segment accounted for 60% and 69% of total consolidated revenues for the three months ended September 30, 2005 and 2004, and 59% and 68% for the nine months ended September 30, 2005 and 2004, respectively. Revenues from the other businesses within this segment accounted for 15% of total consolidated revenues for the three and nine months ended September 30, 2005. Revenues from the sale of petrochemical products within the Petrochemical Services segment accounted for 12% of total consolidated revenues for the three months ended September 30, 2004, and 11% and 13% for the nine months ended September 30, 2005 and 2004, respectively. Revenues from the transportation, sale and storage of natural gas using onshore assets accounted for 13% and 12% of total consolidated revenues for the three and nine months ended September 30, 2005, respectively.

In general, an increase in our revenues and costs and expenses period-to-period is attributable to the results of businesses acquired or consolidated since the second quarter of 2004 and an increase in NGL and petrochemical sales volumes including the effects of higher energy commodity prices. Higher energy commodity prices result in increased revenues from our NGL and petrochemical marketing activities; however, these same higher prices also increase the cost of sales within these activities as feedstock and other related purchase prices rise. For selected general energy commodity price information and detailed segment-level volumetric information, please review the tables under “—Selected Price and Volumetric Data.”

Our gross operating margin by segment and in total is as follows for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Gross operating margin by segment:
Offshore Pipelines & Services	$ 16,922	$ 721	$ 62,180	$ 2,577
Onshore Natural Gas Pipelines & Services	93,513	7,186	257,774	18,928
NGL Pipelines & Services	153,760	83,560	427,392	231,730
Petrochemical Services	47,621	35,522	85,559	90,731
Other, non-segment		10,759		32,025
Total segment gross operating margin	$ 311,816	$ 137,748	$ 832,905	$ 375,991

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for taxes, minority interest and the cumulative effect of changes in accounting principles, please read “Other Items” included within this Item 2.

Three Months Ended September 30, 2005 Compared with the

Three Months Ended September 30, 2004

Revenues for the third quarter of 2005 increased $1.2 billion over those recorded during the same period in 2004. The trend in consolidated revenues can be attributed to (i) a $583 million increase in revenues from our NGL and petrochemical marketing activities primarily resulting from an increase in sales volumes and energy commodity prices and (ii) the addition of $495 million in revenues from businesses acquired or consolidated during or after the third quarter of 2004 (primarily revenues generated by the GulfTerra and South Texas midstream assets).

Consolidated costs and expenses increased $1.1 billion quarter-to-quarter primarily due to (i) an increase in volumes purchased including the effects of higher energy commodity prices, which resulted in a $572 million increase in the cost of sales of our NGL and petrochemical marketing activities and (ii) the addition of $381 million in costs and expenses attributable to businesses acquired or consolidated during or after the third quarter of 2004. General and administrative costs also increased $3.2 million quarter-to-quarter primarily due to businesses acquired since September 30, 2004.

Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. The indicative weighted-average market price for NGLs was 98 cents per gallon for the three months ended September 30, 2005 versus 77 cents per gallon during the same period in 2004—a quarter-to-quarter increase of 27%. Our determination of the weighted-average market price for NGLs is based on selected U.S. Gulf Coast prices for such products at Mont Belvieu, which is the primary industry hub for domestic NGL production. The market price of natural gas (as measured at Henry Hub) averaged $8.53 per MMBtu for the third quarter of 2005 versus $5.75 per MMBtu during the 2004 period. Polymer grade propylene index prices increased 16% quarter-to-quarter and refinery grade propylene index prices increased 22% quarter-to-quarter.

Equity earnings from unconsolidated affiliates decreased $10.6 million quarter-to-quarter. Equity earnings for the third quarter of 2005 include our share of earnings from investments we acquired in connection with the GulfTerra Merger. The third quarter of 2004 includes $10.8 million of equity earnings from GulfTerra GP, which we began consolidating on September 30, 2004 as a result of completing the GulfTerra Merger. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to a $101.5 million increase in operating income quarter-to-quarter.

The $28.1 million increase in interest expense is primarily due to additional debt we incurred in October 2004 as a result of the GulfTerra Merger (Senior Notes E, F, G and H), Senior Notes I and J in February 2005 and Senior Notes K in June 2005. Our weighted-average debt principal outstanding was $4.8 billion during the third quarter of 2005 compared to $2.7 billion during the third quarter of 2004.

As a result of the items noted in previous paragraphs, our net income increased $74 million to $131.2 million for the third quarter of 2005 from $57.2 million for the third quarter of 2004.

The following information highlights the significant quarter-to-quarter variances in gross operating margin by business segment.

In general, due to our geographic and business diversification, Hurricanes Katrina and Rita had varying effects across our business segments. The hurricanes impacted supply and demand for natural gas, NGLs, crude oil and motor gasoline. In general, this resulted in an increase in energy commodity prices, which was exacerbated in certain regions due to local supply and demand imbalances. The disruptions in natural gas, NGL and crude oil production along the U.S. Gulf Coast resulted in decreased volumes for some of our pipeline systems, natural gas processing plants and NGL fractionators, which in turn caused a decrease in gross operating margin for certain operations. In addition, operating costs at certain of our plants and pipelines were negatively impacted due to the increase in natural gas prices. These effects were offset by an increase in gross operating margin from certain of our businesses, which benefited from increased demand for NGLs and octane additives used in the production of motor gasoline, regional demand for natural gas and the general increase in commodity prices.

We estimate that gross operating margin for the third quarter of 2005 decreased by approximately $27 million due to the direct effects of Hurricanes Katrina and Rita as a result of loss of volumes, expected costs to repair facilities limited to the deductibles under our insurance program and the cost of increased insurance premiums. We currently expect a decrease in gross operating margin for the fourth quarter of 2005 directly related to the storms to be approximately $34 million prior to any future recoveries under business interruption insurance.

Offshore Pipelines & Services. Gross operating margin from this business segment increased $16.2 million quarter-to-quarter primarily due to offshore Gulf of Mexico assets acquired in connection with the GulfTerra Merger. These assets accounted for $17.3 million of gross operating margin recorded for this segment during the third quarter of 2005.

Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment increased $86.3 million quarter-to-quarter primarily due to onshore natural gas pipeline and storage assets we acquired in connection with the GulfTerra Merger. These assets accounted for $82.4 million of gross operating margin recorded for this segment during the third quarter of 2005.

Our Texas Intrastate System generated gross operating margin of $21.9 million during the third quarter of 2005 on average transportation volumes of 3,577 BBtus/d. The Texas Intrastate System is an 8,222-mile natural gas pipeline system that gathers and transports natural gas from supply basins in Texas and offshore in the Gulf of Mexico to local gas distribution companies and electric generation and industrial customers. Our San Juan Gathering System contributed $36.3 million of gross operating margin during the third quarter of 2005 on average transportation volumes of 1,181 BBtus/d. The San Juan Gathering System is a 5,404-mile natural gas pipeline system that serves natural gas producers in the San Juan Basin of New Mexico and Colorado. We own 100% of the Texas Intrastate System and the San Juan Gathering System, both of which were acquired in connection with the GulfTerra Merger.

NGL Pipelines & Services. Gross operating margin from this business segment increased $70.2 million quarter-to-quarter. This increase is primarily due to an $82.7 million increase in gross operating margin from our natural gas processing and related businesses, which includes $45.3 million from assets acquired during or after the third quarter of 2004 and a $41.1 million increase from our NGL marketing activities. NGL marketing benefited from an increase in demand for NGLs used as feedstocks in the production of motor gasoline, an increase in NGL import activity, and improved sales margins.

Gross operating margin from NGL pipelines and related storage services decreased $6.4 million quarter-to-quarter. An increase in gross operating margin attributable to assets acquired or consolidated since September 30, 2004 was more than offset by lower gross operating margin from our Mid-America and Seminole pipelines and NGL storage facilities. A reduction in gross operating margin quarter-to-quarter on our Mid-America and Seminole pipelines is attributable to the net impact of tariffs that became effective in the second and third quarters of 2005 (see discussion below) and a 54 MBPD decrease in transportation volumes, caused in part by planned maintenance outages during the third quarter of 2005 at several third party-owned gas processing facilities located in the Rockies that are connected to our pipeline system.

Gross operating margin from NGL fractionation increased $0.8 million quarter-to-quarter primarily due to NGL fractionation assets we acquired in connection with the GulfTerra Merger. Expenses related to support services classified within this segment (e.g., product distribution and related direct costs) increased $7 million quarter-to-quarter primarily due to an increase in business activity related to acquired assets.

One of our objectives for 2005 was to seek relief through filings with the FERC to increase tariffs on our Mid-America and Seminole pipeline systems to recover increased costs of operating the pipelines, principally those costs attributable to fuel and pipeline integrity expenses. In March 2005, the joint tariff rate for Mid-America and Seminole increased, which should result in additional revenues of approximately $10 million per year on a combined basis for these assets based on expected transportation rates. In May 2005, the FERC allowed a cost of service increase in Mid-America’s local tariffs (subject to refund and further review) that is expected to provide our Mid-America pipeline additional revenues of approximately $12 million per year based on expected transportation rates. This cost of service adjustment has been protested by shippers, so although the increased rates are being collected from customers, revenue related to this cost of service adjustment is being deferred. If these protests are settled in favor of Mid-America during 2005, the deferred revenues will be recognized in earnings at that time. If these protests are settled in favor of the shippers, the deferred revenue amount will be refunded. As of September 30, 2005, $3.4 million in revenue associated with this cost of service adjustment has been deferred.

In addition to the above rate changes, in July 2005, Mid-America voluntarily filed a new tariff with the FERC to reduce certain transportation rates for mixed NGL product movements from the northern Rockies to Mont Belvieu, Texas. We filed this new tariff, which is a discount to our general commodity rate, to promote higher NGL recoveries at existing processing facilities connected to the system and to encourage the construction of new cryogenic natural gas processing plants in the region that could be connected to the system. Additionally, we believe that, subject to negotiations with our shippers, the new tariff could result in longer term dedications of NGL supplies to the system and higher fuel reimbursement from our shippers than we have under our existing contracts. Based on current transportation volumes, if the new lower rates are fully implemented, system revenues on Mid-America may decrease by as much as $12 million per year depending upon actual product recoveries and movements. However, it is expected that the lower revenues would be offset by the benefit of longer term dedications, higher fuel recovery and increased volumes. We will periodically review the effectiveness of the new rates to determine if we will elect to keep them in place.

Petrochemical Services. Gross operating margin from this business segment increased $12.1 million quarter-to-quarter primarily due to a $12 million increase in gross operating margin from our octane enhancement business and isomerization facilities. Improved results from these businesses are attributable to increased demand for motor gasoline and motor gasoline additives in the third quarter of 2005. Our octane-additive production facility is capable of producing either MTBE or isooctane as economic conditions warrant. The facility may be further modified in the future to produce alkylate.

Other. Gross operating margin from this segment pertains to equity earnings we recorded from GulfTerra GP prior to its consolidation with our financial results upon completion of the GulfTerra merger on September 30, 2004.

Nine Months Ended September 30, 2005 Compared with the

Nine Months Ended September 30, 2004

Revenues for the nine months ended September 30, 2005 increased $3 billion over those recorded during the same period in 2004. The trend in consolidated revenues can be attributed to (i) a $1.5 billion increase in revenues from our NGL and petrochemical marketing activities primarily resulting from an increase in sales volumes and energy commodity prices and (ii) the addition of $1.4 billion in revenues from acquired or consolidated businesses, primarily those generated by the GulfTerra and South Texas midstream assets.

Consolidated costs and expenses increased $2.7 billion period-to-period primarily due to (i) an increase in volumes purchased including the effects of higher energy commodity prices, which resulted in a $1.3 billion increase in the cost of sales of our NGL and petrochemical marketing activities and (ii) the addition of $1.1 billion in costs and expenses attributable to acquired or consolidated businesses. General and administrative costs increased $20 million period-to-period primarily due to businesses acquired since September 30, 2004.

Changes in our revenues and costs and expenses period-to-period are explained in part by changes in commodity prices. The indicative weighted-average market price for NGLs was 86 cents per gallon for the nine months ended September 30, 2005 versus 69 cents per gallon during the same period in 2004—a period-to-period increase of 25%. The Henry Hub market price for natural gas averaged $7.18 per MMBtu for the nine months ended September 30, 2005 versus $5.81 per MMBtu during the 2004 period. Polymer grade propylene index prices increased 29% period-to-period and refinery grade propylene index prices increased 31% period-to-period.

Equity earnings from unconsolidated affiliates decreased $27.7 million period-to-period, which includes an $11.5 million one-time charge recorded in the second quarter of 2005 related to the refinancing of Cameron Highway’s project debt. Our share of earnings from investments we acquired in connection with the GulfTerra Merger is included in equity earnings for the first nine months of 2005. The first nine months of 2004 includes $32 million of equity earnings from GulfTerra GP, which we began consolidating on September 30, 2004 as a result of completing the GulfTerra Merger. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to a $237.7 million increase in operating income period-to-period.

The $73.7 million increase in interest expense is attributable to the senior notes we issued during October 2004 in connection with the GulfTerra Merger and the issuance of additional senior notes during the first nine months of 2005. Our weighted-average debt principal outstanding was $4.5 billion during the first nine months of 2005 compared to $2.3 billion during the same period in 2004.

As a result of the items noted in previous paragraphs, our net income increased $158.2 million to $311.1 million for the nine months ended September 30, 2005 from $152.9 million for the 2004 period. The first nine months of 2004 includes a $10.8 million benefit related to the cumulative effect of changes in accounting principles adopted during 2004. For additional information regarding the cumulative effect of changes in accounting principles we recorded during 2004, please read “Other Items” included within this Item 2.

The following information highlights the significant period-to-period variances in gross operating margin by business segment.

Offshore Pipelines & Services. Gross operating margin from this business segment increased $59.6 million period-to-period primarily due to offshore Gulf of Mexico assets acquired in connection with the GulfTerra Merger. These assets accounted for $57.4 million of gross operating margin recorded for this segment during the nine months ended September 30, 2005. Gross operating margin for the 2005 period also includes $11.5 million in one-time charges related to the refinancing of Cameron Highway’s project debt and a $5.1 million one-time benefit related to the resolution of a transportation contract dispute involving Neptune. For additional information regarding Cameron Highway's debt restructuring, please read Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment increased $238.8 million period-to-period primarily due to onshore natural gas pipeline and storage assets we acquired in connection with the GulfTerra Merger. These assets accounted for $235.9 million of gross operating margin recorded for this segment during the first nine months of 2005. Our Texas Intrastate System generated gross operating margin of $75.2 million during the 2005 period on average transportation volumes of 3,463 BBtus/d. Our San Juan Gathering System contributed $108.2 million of gross operating margin during the 2005 period on average transportation volumes of 1,188 BBtus/d. We acquired the Texas Intrastate System and the San Juan Gathering System in connection with the GulfTerra Merger. Natural gas storage assets acquired in the GulfTerra Merger contributed $31.1 million to gross operating margin during 2005.

NGL Pipelines & Services. Gross operating margin from this business segment increased $195.7 million period-to-period primarily due to contributions from assets we acquired in connection with the GulfTerra Merger and improved processing economics and NGL sales margins. Gross operating margin from natural gas processing assets we acquired in connection with the GulfTerra Merger accounted for $131.2 million of the increase in gross operating margin for this segment. Gross operating margin from our NGL marketing activities and Louisiana natural gas processing facilities increased $60.5 million period-to-period primarily due to higher NGL sales volumes and energy commodity prices.

Gross operating margin from our NGL pipelines and related storage assets decreased $3.3 million period-to-period due to a $4.3 million charge recorded by Dixie in May 2005 related to off specification propane injected into its pipeline system and lower earnings from our Mid-America pipeline, NGL storage facilities and South Louisiana pipelines. These decreases were partially offset by improved results from our NGL import facility and related pipeline system and the addition of gross operating margin from assets acquired or consolidated since September 30, 2004.

Gross operating margin from NGL fractionation increased $19.4 million period-to-period primarily due to NGL fractionation assets we acquired in connection with the GulfTerra Merger. Expenses related to support services classified within this segment increased $14.7 million period-to-period primarily due to increased business activities associated with acquired assets.

Petrochemical Services. Gross operating margin from this business segment decreased $5.2 million period-to-period due to a decrease in earnings from our octane enhancement and propylene fractionation businesses partially offset by an $8.5 million increase from our isomerization business. Our octane additive production facility encountered isooctane production difficulties during the second quarter of 2005, which resulted in a prolonged period of start-up activities. Gross operating margin from propylene fractionation decreased period-to-period primarily due to lower product sales margins and propylene transportation volumes caused by a sharp decline in propylene prices during the second quarter of 2005.

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

As noted above, certain of our liquidity and capital resource requirements are fulfilled by borrowings made under debt agreements and/or proceeds from the issuance of additional partnership equity. At September 30, 2005, we had $32.7 million of unrestricted cash and approximately $388.9 million of available credit under our Operating Partnership's Multi-Year Revolving Credit Facility. In total, we had approximately $4.8 billion in principal outstanding under various debt agreements at September 30, 2005. In October 2005, we increased the borrowing capacity under our Operating Partnership’s Multi-Year Revolving Credit Facility from $750 million to $1.25 billion. On a pro forma basis at September 30, 2005, total availability under the Multi-Year Revolving Credit Facility increased to $788.9 million, after taking into account the aforementioned amendment which increased borrowing capacity by $500 million and the contemporaneous repayment of $100 million under a short-term promissory note.

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

For additional information regarding our growth strategy, please read “Capital Spending” included within this Item 2.

Registration Statements and Equity and Debt Offerings

In March 2005, we filed a universal shelf registration statement with the SEC registering the issuance of $4 billion of partnership equity and public debt obligations. In connection with this registration statement, we also registered for resale 35,368,522 common units owned by Shell and 5,631,478 common units owned by a third party, Kayne Anderson MLP Investment Company ("Kayne Anderson"). Kayne Anderson purchased its unregistered common units from Shell in December 2004 and March 2005. We were obligated to register the resale of these common units under a registration rights agreement we executed with Shell in connection with our acquisition of certain of Shell's Gulf Coast midstream energy businesses in September 1999.

In February 2005, we sold 17,250,000 common units (including the over-allotment amount of 2,250,000 common units which closed on March 11, 2005) under a preexisting registration statement from which we received net proceeds of approximately $456.7 million, including Enterprise Products GP’s proportionate net capital contribution of $9.1 million. We used the proceeds from this public offering to repay our 364-Day Acquisition Credit Facility, to temporarily reduce indebtedness outstanding under our Multi-Year Revolving Credit Facility and for general partnership purposes.

In February 2005, our Operating Partnership sold $500 million in principal amount of senior notes in a private offering, comprised of $250 million in principal amount of 10-year senior unsecured notes and $250 million in principal amount of 30-year senior unsecured notes. The 10-year notes ("Senior Notes I") were issued at 99.379% of their principal amount and have annual fixed-rate interest of 5.00% and mature in March 2015. The 30-year notes ("Senior Note J") were issued at 98.691% of their principal amount and have annual fixed-rate interest of 5.75% and a mature in March 2035. The Operating Partnership used the net proceeds from the issuance of Senior Notes I and J to repay $350 million of indebtedness outstanding under Senior Notes A, which was due in March 2005, and the remaining proceeds for general partnership purposes, including the temporary repayment of indebtedness outstanding under the Multi-Year Revolving Credit Facility. In July 2005, we filed a registration statement for an offer to exchange these notes for registered debt securities with identical terms. The exchange of notes was completed in August 2005.

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

Debt Obligations

The following table summarizes our consolidated debt obligations at the dates indicated.

	September 30,	December 31,
	2005	2004
Operating Partnership debt obligations:
364-Day Acquisition Credit Facility, variable rate, repaid in February 2005 (1)		$ 242,229
Multi-Year Revolving Credit Facility, variable rate, due October 2010 (2)	$ 335,000	321,000
30-Day Promissory Note, variable rate, repaid in October 2005 (3)	100,000
Seminole Notes, 6.67% fixed-rate, due December 2005	15,000	15,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes A, 8.25% fixed-rate, repaid March 2005		350,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes E, 4.00% fixed-rate, due October 2007	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000
Senior Notes K, 4.95% fixed-rate, due June 2010	500,000
Dixie revolving credit facility, due June 2007	17,000
GulfTerra Senior Notes and Senior Subordinated Notes (4)	5,673	6,469
Total principal amount	4,826,673	4,288,698
Other, including unamortized discounts and premiums and changes in fair value (5)	(22,833)	(7,462)
Subtotal long-term debt	4,803,840	4,281,236
Less current maturities of debt (6)	(15,000)	(15,000)
Long-term debt	$ 4,788,840	$ 4,266,236

Standby letters of credit outstanding	$ 66,411	$ 139,052

(1)    We used the proceeds from our February 2005 common unit offering to fully repay and terminate the 364-Day Acquisition Credit Facility. For additional information regarding this equity offering, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

(2)    At September 30, 2005 and December 31, 2004, the Multi-Year Revolving Credit Facility had a $750 million borrowing capacity, which was reduced by the amount of standby letters of credit outstanding. In October 2005, our Operating Partnership executed an amended Multi-Year Revolving Credit Facility, which among other things, (i) increased the borrowing capacity to $1.25 billion, which is reduced by the amount of standby letters of credit outstanding, (ii) extended the maturity date from September 2009 to October 2010 and (iii) removed the $100 million limit on the total amount of standby letters of credit that can be outstanding under the facility. For additional information regarding the amended Multi-Year Revolving Credit Facility, please see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

(3)    Our Operating Partnership used borrowings under the Multi-Year Revolving Credit Facility to repay the 30-Day Promissory Note in October 2005.

(4)    GulfTerra’s remaining $0.8 million of 6.25% Senior Notes due June 2010 were called and retired in February 2005. Additionally, in October 2005, we called and retired $0.6 million of GulfTerra' Senior Subordinated Notes.

(5)    The September 30, 2005 amount includes $8.5 million related to fair value hedges and $14.3 million in net unamortized discounts.

(6)    In accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," long-term and current maturities of debt at September 30, 2005, reflected our repayment of the 30-Day Promissory Note in October 2005 using borrowings under our Multi-Year Revolving Credit Facility, which is due in October 2010. Additionally, in accordance with SFAS No. 6, long-term and current maturities of debt at December 31, 2004 reflected (i) our refinancing of Senior Notes A with proceeds from our Senior Notes I and J in March 2005 and (ii) the repayment of our 364-Day Acquisition Credit Facility using proceeds from an equity offering completed in February 2005.

We have three unconsolidated affiliates with long-term debt obligations. The following table shows our ownership interest in each entity at September 30, 2005 and total long-term debt obligations (including current maturities) of each unconsolidated affiliate at September 30, 2005, on a 100% basis to the joint venture.

	Our
	Ownership
	Interest	Total
Cameron Highway	50.0%	$ 415,000
Poseidon	36.0%	96,000
Evangeline	49.5%	35,650
Total		$ 546,650

For additional information regarding our consolidated debt obligations and those of our unconsolidated affiliates, please read Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Credit Ratings

Our current credit ratings are Baa3 with a stable outlook as rated by Moody’s Investor Services; BB+ with a stable outlook as rated by Standard and Poor’s; and BBB- with a stable outlook by Fitch ratings.

Comparison of Cash Flows for the Nine Months Ended September 30, 2005

with Cash Flows for the Nine Months Ended September 30, 2004

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

Operating activities. For the nine months ended September 30, 2005 and 2004, cash provided by operating activities was $344.6 million and $36 million, respectively. The period-to-period increase in cash provided by operating activities is partially attributable to increased earnings as discussed under "Results of Operations," included within this Item 2. A description of the other significant period-to-period fluctuations of the remaining line items within this section of our Unaudited Condensed Statements of Consolidated Cash Flows follows:

•

As measured by the net effect of changes in our operating accounts, we used an additional $73.7 million of cash for working capital purposes when compared to the nine months ended September 30, 2004. In general, the net effect of changes in operating accounts is the result of timing of cash receipts from sales and cash payments for purchases and other expenses near the end of each period, including the effects of increased transactions resulting form the GulfTerra Merger. Increases or decreases in inventory are influenced by changes in commodity prices and our marketing activities.

•

Cash distributions from unconsolidated affiliates decreased $7.2 million period-to-period primarily due to distributions of $32.3 million from GulfTerra GP, which we began consolidating on September 30, 2004, offset by $25.6 million in distributions received from investments we acquired in the GulfTerra Merger.

Investing activities. For the nine months ended September 30, 2005 and 2004, we used $881.9 million and $737.7 million, respectively, for investing activities. During the nine months ended September 30, 2005, we used $144 million to purchase NGL underground storage and terminaling assets from Ferrellgas, $74.9 million to purchase from El Paso two entities which owned interests in the Indian Springs natural gas gathering and processing assets, $73 million to purchase additional ownership interests in Dixie and Belle Rose and $25 million to purchase an additional 2% indirect interest in the Mid-America Pipeline System and an additional 1.6% indirect interest in the Seminole pipeline. During the 2004 period we used $637.3 million to complete the GulfTerra Merger, and we used $57.9 million to purchase additional ownership interests in Tri-States, Seminole and BEF. Capital expenditures were $627.9 million during the nine months ended September 30, 2005 period compared to $39.4 million for the same period in 2004, and contributions in aid of construction costs were $40.4 million during the nine months ended September 30, 2005 period compared to $0.5 million for the same period in 2004. For additional information regarding our capital expenditures and contributions in aid of construction costs, please read "Capital Spending" included within this Item 2.

Our investments in unconsolidated affiliates were $80.8 million during the nine months ended September 30, 2005 compared to $1.1 million during the same period in 2004. In March 2005, we contributed $72 million to Deepwater Gateway to fund our share of the repayment of its $144 million term loan. In addition, our cash flows from investing activities for the nine months ended September 30, 2005, include (i) $42.1 million in proceeds from the sale of our 50% equity interest in Starfish in March 2005, which was required to gain regulatory approval for the GulfTerra Merger and (ii) $47.5 million related to a return of our investment in Cameron Highway associated with the refinancing of its project debt in June 2005, which we will use to fund capital expenditures associated with our growth capital projects. For additional information regarding the refinancing of Cameron Highway's debt, please read Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. The period-to-period fluctuation in the restricted cash balance is primarily due to timing of physical purchases of natural gas on the NYMEX exchange.

Financing activities. For the nine months ended September 30, 2005 and 2004, cash provided by financing activities was $545.4 million and $817.9 million, respectively. During the nine months ended September 30, 2005, we had net borrowings on our debt obligations of $0.5 million compared to net borrowings of $1.4 billion during the same period in 2004. During the nine months ended September 30, 2005, we issued an aggregate of $1 billion in senior notes, the proceeds of which were used to repay $350 million due under Senior Notes A, to temporarily reduce amounts outstanding under our bank credit facilities and for general partnership purposes, including capital expenditures and business combinations. Additionally, we repaid the remaining $242.2 million that was due under our 364-Day Acquisition Credit Facility using proceeds from our February 2005 equity offering. The 2004 period reflects our borrowings of approximately $2.8 billion under our bank credit facilities on September 30, 2004 to (i) fund $655.3 million in cash payment obligations to El Paso associated with the GulfTerra Merger, (ii) escrow $1.1 billion to finance our tender offers for GulfTerra's senior and senior subordinated notes and (iii) extinguish $962 million outstanding under GulfTerra's revolving credit facility and secured term loans. Our repayments of debt during the 2004 period reflect the use of proceeds from our May 2004 and August 2004 equity offerings to repay the $225 million Interim Term Loan and to temporarily reduce amounts outstanding under our bank credit facilities.

Cash distributions to partners increased from $278.6 million during the nine months ended September 30, 2004 to $529 million during the same period in 2005. The increase in cash distributions is primarily due to an increase in the number of units eligible for distributions and an increase in our declared quarterly cash distribution rate. We expect that future cash distributions to partners will increase as a result of our periodic issuance of common units under the DRIP and other equity offerings.

Net proceeds from the issuance of common units were $537.2 million during the nine months ended September 30, 2005 compared to $755.9 million during the same period in 2004. The 2005 period includes net proceeds of $456.7 million from our February 2005 equity offering of 17,250,000 common units (including the over-allotment amount of 2,250,000 common units), and net proceeds of $59.6 million from the sale of 2,326,622 common units in connection with the DRIP, the proceeds of which were primarily used for general partnership purposes. Additionally, during the nine months ended September 30, 2005 we received proceeds of $20.9 million from the exercise of unit options related to EPCO's 1998 Long-Term Incentive Plan. The 2004 period includes net proceeds of (i) $353.1 million from our May 2004 equity offering of 17,250,000 common units (including the underwriters' over-allotment amount of 2,250,000 common units), (ii) $341.2 million from our August 2004 equity offering of 17,250,000 common units (including the underwriters' over-allotment amount of 2,250,000 common units), and (iii) $61.9 million from the sale of 2,912,864 common units in connection with the DRIP.

CONTRACTUAL OBLIGATIONS

With regards to our material contractual obligations, there have been no significant changes outside of the ordinary course of business since those reported in our annual report on Form 10-K for the year ended December 31, 2004 with the exception of debt. For additional information regarding changes in our consolidated debt obligations since December 31, 2004, please read Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

RECENT ACCOUNTING DEVELOPMENTS

The accounting standard setting bodies and the SEC have recently issued the following accounting guidance that will or may affect our financial statements:

•	SFAS No. 123(R), “Share-Based Payment” issued by the FASB and the related SAB 107 issued by the SEC;
•	FIN 46(R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities”;
•	FIN 47, “Accounting for Conditional Asset Retirement Obligations”;
•	SFAS No. 154, “Accounting Changes and Error Corrections”; and
•	EITF 04-13, “Accounting for Purchases and Sale of Inventory With the Same Counterparty.”

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

At September 30, 2005 and December 31, 2004, the net book value of our property, plant and equipment was $8.4 billion and $7.8 billion, respectively. For additional information regarding our property, plant and equipment, please read Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

In connection with obtaining regulatory approval for the GulfTerra Merger, we were required to sell our undivided 50% interest in a Mississippi propane storage facility by December 31, 2004. As a result of our determination of this long-lived asset's current market value, we recorded a non-cash asset impairment charge of $4 million during the third quarter of 2004, which is reflected as a component of operating costs and expenses on our Unaudited Condensed Statements of Consolidated Operations and Comprehensive Income. We did not record any impairment charges during the nine months ended September 30, 2005.

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

At September 30, 2005 and December 31, 2004, the carrying value of our intangible asset portfolio was $941.5 million and $980.6 million. For additional information regarding our intangible assets, please read Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At September 30, 2005 and December 31, 2004, the carrying value of our goodwill was $489.4 million and $459.2 million. For additional information regarding our goodwill, please read Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At September 30, 2005 and December 31, 2004, we had a liability for environmental remediation of $21 million, which was derived from a range of reasonable estimates based upon studies and site surveys. In accordance with SFAS No. 5 "Accounting for Contingencies" and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," we recorded our best estimate of the costs for these remediation activities.

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

At September 30, 2005 and December 31, 2004, our imbalance receivables were $70 million and $56.7 million, respectively, and are reflected as a component of accounts receivable. At September 30, 2005 and December 31, 2004, our imbalance payables were $52 million and $59 million, respectively, and are reflected as a component of accrued gas payables.

SUMMARY OF RELATED PARTY TRANSACTIONS

The following is a summary of our related party relationships and transactions. For additional information regarding our current and historical related party relationships, please read Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Relationship with EPCO. We have an extensive and ongoing relationship with EPCO. EPCO is controlled by Dan L. Duncan, who is also director and Chairman of Enterprise Products GP, our general partner. In addition, the executive and other officers of Enterprise Products GP are employees of EPCO, including Robert G. Phillips who is President and Chief Executive Officer (“CEO”) and a director of Enterprise Products GP. The principal business activity of Enterprise Products GP is to act as our managing partner.

Collectively, EPCO and its affiliates owned a 38.5% equity interest in us at September 30, 2005, which includes their ownership interest in Enterprise Products GP. In January 2005, an affiliate of EPCO acquired El Paso’s 9.9% membership interest in our general partner and 13,454,498 of our common units from El Paso for approximately $425 million in cash. As a result of these transactions and until August 2005, EPCO and certain of its affiliates owned 100% of the membership interests of our general partner and El Paso no longer owned an interest in us or our general partner.

In August 2005, affiliates of EPCO contributed their 100% membership interests in our general partner and the 13,454,498 of our common units they acquired from El Paso to Enterprise GP Holdings, an affiliate of EPCO. As a result of this contribution, Enterprise GP Holdings owns 100% of the membership interests in our general partner and an approximate 3.4% limited partner interest in us. Enterprise GP Holdings is a publicly traded limited partnership that completed an initial public offering of its common units in August 2005, and its only cash generating assets consist of its general and limited partnership interests in us. Additionally, upon completion of Enterprise GP Holdings' initial public offering, EPCO and its affiliates owned 86.5% of Enterprise GP Holdings, including 100% of EPE Holdings, the general partner of Enterprise GP Holdings.

We have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to the Administrative Services Agreement. We reimburse EPCO for the costs of its employees who perform operating functions for us and for costs related to its other management and administrative employees. Additionally, we reimburse EPCO for the costs associated with the office space we occupy related to our partnership's headquarters. In August 2005, a Third Amended and Restated Administrative Services Agreement was executed, which was effective as of February 24, 2005. For additional information regarding the Amended and Restated Administrative Services Agreement, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. Our other transactions with EPCO and its affiliates include:

•	We have entered into an agreement with an affiliate of EPCO to provide trucking services to us for the transportation of NGLs and other products.
•	In the normal course of business, we buy from and sell certain NGL products to an affiliate of EPCO.

We and Enterprise Products GP are both separate legal entities from EPCO and its other affiliates, with assets and liabilities that are separate from those of EPCO and its other affiliates. EPCO depends on cash distributions it receives as an equity owner in us and Enterprise GP Holdings to fund most of its other operations and to meet its debt obligations. For the nine months ended September 30, 2005 and 2004, EPCO affiliates received $185 million and $136.4 million in distributions from us, respectively. The ownership interests in us and our general partner that are owned or controlled by EPCO and its affiliates, other than Dan Duncan LLC and trusts affiliated with Dan L. Duncan, are pledged as security under an EPCO affiliate credit facility. In the event of a default under such credit facility, a change in control of us or our general partner could occur.

Our related party revenues from EPCO and affiliates were nominal for the three months ended September 30, 2005 and 2004, and $0.3 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. Our related party expenses paid to EPCO and affiliates were $71 million and $55.5 million for the three months ended September 30, 2005 and 2004, and $205 million and $146.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Relationship with TEPPCO. On February 24, 2005, an affiliate of EPCO acquired Texas Eastern Products Pipeline Company, LLC ("TEPPCO GP"), the general partner of TEPPCO Partners, L.P. (“TEPPCO”) from Duke Energy Field Services, LLC, and 2,500,000 common units of TEPPCO from Duke Energy Corporation for approximately $1.2 billion in cash. TEPPCO GP owns a 2% general partner interest in TEPPCO and is the managing partner of TEPPCO and its subsidiaries. Subsequently, EPCO reconstituted the board of directors of TEPPCO GP, and Dr. Ralph Cunningham (a former independent director of Enterprise Products GP) was named Chairman of TEPPCO GP. Due to EPCO's ownership of TEPPCO GP and TEPPCO GP's ability to direct the management of TEPPCO, TEPPCO GP and TEPPCO became related parties to EPCO and the Company during the first quarter of 2005. The employees of TEPPCO became EPCO employees on June 1, 2005. Our related party transactions with TEPPCO consist of the purchase of NGL pipeline transportation and storage services.

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

We did not have any related party revenues from TEPPCO and affiliates for the three and nine months ended September 30, 2005. Our related party expenses paid to TEPPCO and affiliates were $4 million and $12.6 million for the three and nine months ended September 30, 2005, respectively.

Relationship with unconsolidated affiliates. Our significant related party transactions with unconsolidated affiliates consist of the sale of natural gas to Evangeline, purchase of pipeline transportation services from Dixie (prior to its consolidation with our results beginning in February 2005, see Note 3) and the purchase of NGL storage, transportation and fractionation services from Promix. In addition, we sell natural gas to Promix and process natural gas at VESCO. Our related party revenues from unconsolidated affiliates were $119 million and $89.4 million for the three months ended September 30, 2005 and 2004, and $257.8 million and $196.3 million for the nine months ended September 30, 2005 and 2004, respectively. Our related party expenses paid to unconsolidated affiliates were $11.5 million and $7.4 million for the three months ended September 30, 2005 and 2004, and $21.9 million and $23.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Historical relationship with Shell. Historically, Shell Oil Company, its subsidiaries and affiliates (“Shell”) were collectively considered a related party because Shell owned more than 10% of our limited partner interests and, prior to September 2003, owned a 30% ownership interest in Enterprise Products GP. As a result of Shell selling a portion of its limited partner interests in us to third parties in December 2004 and during the first seven months of 2005, Shell now owns less than 10% of our common units. Shell sold its 30% interest in Enterprise Products GP to an affiliate of EPCO in September 2003. As a result of Shell's reduced equity interest in us and its lack of control of Enterprise Products GP, Shell ceased to be considered a related party beginning in the first quarter of 2005. For the three months ended September 30, 2004, our related party revenues from Shell and expenses paid to Shell were $148.8 million and $189.4 million, respectively. Our related party revenues from Shell and expenses paid to Shell for the nine months ended September 30, 2004, were $397.8 million and $536.3 million, respectively.

OTHER ITEMS

Recent regulatory developments. On May 4, 2005, the FERC issued a policy statement providing that all entities owning public utility assets – oil and gas pipelines and electric utilities – would be permitted to include an income tax allowance in their rates to reflect the actual or potential income tax liability attributable to their public utility income, regardless of the form of ownership. Any tax pass-through entity seeking an income tax allowance would have to establish that its partners or members have an actual or potential income tax obligation on the entity's public utility income. The FERC has stated that it will determine on a case-by-case basis whether there is an actual or potential income tax liability. The policy appears to provide an opportunity for partnership-owned pipelines to seek allowances based upon their entire income paid to partners, rather than the partial allowance, which was limited to partner interests owned by corporate partners. The policy statement is subject to rehearing and clarification by the FERC. We have not yet been able to determine the effect, if any, that this new FERC policy statement will have on the rates for transportation services on our interstate pipelines we charge or on the rates we will be allowed to charge in the future. We expect the implementation of the policy in individual cases will be subject to review by the United States Court of Appeals.

In December 2002, High Island Offshore System (“HIOS’), an interstate natural gas pipeline owned by us, filed a rate case pursuant to Section 4 of the Natural Gas Act before the FERC to increase its transportation fees. The FERC accepted HIOS’ tariff sheets implementing the new rates, subject to refund, and set certain issues for hearing before an Administrative Law Judge (“ALJ”). The ALJ issued an initial decision on the issues, proposing rates lower than the rate initially proposed by HIOS. In August 2004, in response to the ALJ’s initial decision, HIOS filed a settlement agreement whereby HIOS proposed to implement its rates in effect prior to this proceeding for a prospective three-year period. In January 2005, the FERC issued an order rejecting HIOS’ settlement offer and generally affirming the ALJ’s initial decision, resulting in rates significantly lower than the rate proposed in HIOS’ settlement offer. In February 2005, HIOS filed a request for rehearing with the FERC. In July 2005, the FERC issued an order denying all requests for rehearing, and the FERC required HIOS to implement the approved rate and to make refunds to its customers. The refunds to HIOS' customers were due in August 2005, and HIOS is fully reserved for the refund obligations.

Pipeline integrity costs. Our NGL, petrochemical and natural gas pipelines are subject to pipeline integrity management programs administered by the U.S. Department of Transportation, through its Office of Pipeline Safety. During the three months ended September 30, 2005, we spent approximately $10 million to comply with these programs, of which $6.1 million was recorded as an operating expense with the remaining $3.9 million being capitalized. We spent approximately $20.5 million to comply with these programs during the nine months ended September 30, 2005, of which $13.3 million was recorded as an operating expense with the remaining $7.2 million being capitalized. Our net cash outlay for the pipeline integrity program is estimated to be approximately $53 million over the next six months (fourth quarter of 2005 and first quarter of 2006), of which $24 million is estimated to be recorded as an operating expense with the remaining $29 million being capitalized. The forecasted cost for the next six months is net of the value of an indemnification for such expenses that we expect to receive from El Paso related to pipelines acquired from GulfTerra.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Total non-GAAP gross operating margin	$ 311,816	$ 137,748	$ 832,905	$ 375,991
Adjustments to reconcile total non-GAAP gross operating margin to GAAP operating income:
Depreciation and amortization in operating costs and expenses	(103,028)	(32,439)	(304,041)	(94,674)
Retained lease expense, net in operating costs and expenses	(528)	(2,273)	(1,584)	(6,820)
Gain (loss) on sale of assets in operating costs and expenses	(611)	(43)	4,742	(158)
General and administrative costs	(13,252)	(10,076)	(46,655)	(26,629)
GAAP consolidated operating income	194,397	92,917	485,367	247,710
Other expense	(59,144)	(31,875)	(167,139)	(96,031)
GAAP income before provision for income taxes, minority interest
and cumulative effect of changes in accounting principles	$ 135,253	$ 61,042	$ 318,228	$ 151,679

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

Financial statement reclassifications. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. In accordance with SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” we have reclassified amounts related to our adoption of EITF 03-16, “Accounting for Investments in Limited Liability Companies,” on July 1, 2004. Our adoption of EITF 03-16 on that date required us to change our method of accounting for our 13.1% investment in VESCO to the equity method from the cost method. Since this change in accounting principle was made during the third quarter of 2004, our statement of consolidated operations and statement of consolidated cash flows for the three and nine months ended September 30, 2004 has been recast for comparability purposes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
AND RISK FACTORS

This quarterly report contains various forward-looking statements and information that are based on our beliefs and those of Enterprise Products GP, our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “intend,” “could,” “believe,” “may” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor Enterprise Products GP can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please read our summarized “Risk Factors” below.

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

In August 2005, the Operating Partnership entered into two additional interest rate swap agreements with an aggregate notional amount of $200 million in which we exchanged the payment of fixed rate interest on a portion of the principal outstanding under Senior Notes K for variable rate interest. We have designated these two interest rate swaps as fair value hedges under SFAS No. 133 since they mitigate changes in the fair value of the underlying fixed rate debt. Under each swap agreement, we will pay the counterparty a variable interest rate based on six-

month LIBOR rates (plus an applicable margin as defined in each swap agreement) and receive back from the counterparty a fixed interest rate payment of 4.95%, which is the stated interest rate of Senior Notes K. We will settle amounts receivable from or payable to the counterparty every six months (the "settlement period"), with the first settlement occurring on December 1, 2005. The settlement amount will be amortized ratably to earnings as either an increase or a decrease in interest expense over the settlement period.

As summarized in the following table, we had eleven interest rate swap agreements outstanding at September 30, 2005 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Amount
Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 7.26%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.375% to 5.81%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.6% to 4.36%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 4.34%	$200 million
(1) The variable rate indicated is the all-in variable rate for the current settlement period.

The total fair value of these eleven interest rate swaps at September 30, 2005, was a liability of $9.6 million, with an offsetting decrease in the fair value of the underlying debt. The total fair value of the nine interest rate swaps we had outstanding at December 31, 2004, was an asset of $0.5 million, with an offsetting increase in the fair value of the underlying debt. Interest expense for the three months ended September 30, 2005 and 2004 reflects a benefit of $2.3 million and $1.7 million, respectively, from interest rate swap agreements. For the nine months ended September 30, 2005 and 2004, interest expense reflects a benefit of $7.5 million and $5.3 million, respectively, from interest rate swap agreements.

The following table shows the effect of hypothetical changes in interest rates on the estimated fair value (“FV”) of our interest rate swap portfolio and the related change in fair value of the underlying debt at October 12, 2005 (dollars in thousands). Income is not affected by changes in the fair value of these swaps; however, these swaps effectively convert the hedged portion of fixed-rate debt to variable-rate debt. As a result, interest expense (and related cash outlays for debt service) will increase or decrease with the change in the periodic “reset” rate associated with the respective swap. Typically, the reset rate is an agreed upon index rate published for the first day of the six-month interest calculation period.

	Resulting	Swap FV at	Change in FV of Debt
Scenario	Classification	October 12, 2005	Increase (Decrease)
FV assuming no change in underlying interest rates	Asset (Liability)	$ (16,792)
FV assuming 10% increase in underlying interest rates	Asset (Liability)	(49,742)	$ (32,950)
FV assuming 10% decrease in underlying interest rates	Asset (Liability)	16,157	32,950

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

At September 30, 2005 and December 31, 2004, we had a limited number of commodity financial instruments in our portfolio, which primarily consisted of natural gas cash flow and fair value hedges. The fair value of our commodity financial instrument portfolio at September 30, 2005 and December 31, 2004 was an asset of $0.1 million and $0.2 million, respectively. Excluding the reclassification of a $1.4 million gain from accumulated other comprehensive income during the first quarter of 2005 (see discussion below regarding the effect of financial instruments on accumulated other comprehensive income), we recorded nominal amounts of earnings from our commodity financial instruments during the three and nine months ended September 30, 2005 and 2004.

We assess the risk of our commodity financial instrument portfolio using a sensitivity analysis model. The sensitivity analysis applied to this portfolio measures the potential income or loss (i.e., the change in fair value of the portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices of the commodity financial instruments outstanding at the date indicated within the following table. The following table shows the effect of hypothetical price movements on the estimated fair value (“FV”) of this portfolio at October 12, 2005 (dollars in thousands):

		Commodity
	Resulting	Financial Instr.
Scenario	Classification	Portfolio FV
FV assuming no change in underlying commodity prices	Asset (Liability)	$ (277)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(1,127)
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	572

Effect of financial instruments on Accumulated Other Comprehensive Income. The following table summarizes the effect of our cash flow hedging financial instruments on accumulated other comprehensive income since December 31, 2004.

		Interest Rate Fin. Instrs.		Accumulated
			Forward-	Other
	Commodity		Starting	Comprehensive
	Financial	Treasury	Interest	Income
	Instruments	Locks	Rate Swaps	Balance
Balance, December 31, 2004	$ 1,434	$ 4,572	$ 18,548	$ 24,554
Change in fair value of commodity financial instruments	(1,350)			(1,350)
Reclassification of gain on settlement of treasury locks to interest expense		(331)		(331)
Reclassification of gain on settlement of forward-starting swaps to interest expense			(2,687)	(2,687)
Balance, September 30, 2005	$ 84	$ 4,241	$ 15,861	$ 20,186

During the remainder of 2005, we will reclassify a combined $1 million from accumulated other comprehensive income as a reduction in interest expense from our treasury locks and forward-starting interest rate swaps. In addition, we reclassified an approximate $1.4 million gain into income from accumulated other comprehensive income related to a commodity cash flow hedge acquired in the GulfTerra Merger. This gain is primarily due to an increase in fair value from that recorded for the commodity cash flow hedge at September 30, 2004.

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

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have not been evaluated by management and no other factors that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Please see discussion under “Merger with GulfTerra and Related Transactions and Dixie Pipeline Company” below, for additional information.

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

Merger with GulfTerra and Related Transactions and Dixie Pipeline Company. As presented under Section 9A “Controls and Procedures” of our 2004 annual report on Form 10-K, we completed the GulfTerra Merger and the acquisition of certain South Texas midstream assets from El Paso on September 30, 2004, which on a combined basis met the criteria of being a material acquisition for us. On June 22, 2004, the Office of the Chief Accountant of the SEC issued guidance regarding the reporting of internal controls over financial reporting in connection with a major acquisition. On October 6, 2004, the SEC revised its guidance to include expectations of quarterly reporting updates of new internal controls and the status of the controls regarding any exempted businesses. On October 18, 2004, the Disclosure Committee of Enterprise Products GP met and voted to recommend the exclusion of GulfTerra and the South Texas midstream assets from the scope of Enterprise Products Partners’s Sarbanes-Oxley Section 404 Annual Report on Internal Control Over Financial Reporting as of December 31, 2004. A summary of the reasons for this exclusion is found under Section 9A of our 2004 annual report on Form 10-K. As of September 30, 2005, we have integrated GulfTerra and the South Texas midstream operations and systems into our existing control environment. We have completed our review of internal controls over financial reporting regarding these operations. We have concluded that the internal controls over financial reporting and related procedures for these operations are effective.

In February 2005, we purchased an additional 26% ownership interest in Dixie Pipeline Company (“Dixie”). As a result, Dixie became a consolidated subsidiary of Enterprise Products Partners and our Unaudited Condensed Statement of Consolidated Operations for the nine months ended September 30, 2005 includes seven months of consolidated results from Dixie. Prior to our purchase of such interest, we accounted for our investment in Dixie using the equity method. Our management, with the participation of the Disclosure Committee of Enterprise Products GP, has evaluated the effectiveness of Dixie’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the CEO and CFO of our general partner have concluded that Dixie’s disclosure controls and procedures are effective to ensure that material information relating to Dixie’s financial condition and results of operations is made known to us on a timely basis.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

See Part I, Item 1, Financial Statements, Note 16, “Litigation,” which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not repurchase any of our common units during the three and nine months ended September 30, 2005. As of September 30, 2005, we and our affiliates are authorized to repurchase up to 618,400 common units under the December 1998 common unit repurchase program. Common units repurchased under this publicly announced program were classified as treasury units prior to their permanent retirement during the second quarter of 2005. Future purchases may be held as treasury units.

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

3.1

Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 10, 2005).

3.2

Third Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of August 29, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 1, 2005).

3.3

Amended and Restated Agreement of Limited Partnership of Enterprise Products Operating L.P. dated as of July 31, 1998 (restated to include all agreements through December 10, 2003)(incorporated by reference to Exhibit 3.1 to Form 8-K filed July 1, 2005).

3.4	Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 filed December 27, 2004).
3.5	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 filed December 27, 2004).
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

4.13

$750 Million Multi-Year Revolving Credit Agreement dated as of August 25, 2004, among Enterprise Products Operating L.P., the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, and Mizuho Corporate Bank, Ltd., SunTrust Bank and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 30, 2004).

4.14

Guaranty Agreement dated as of August 25, 2004, by Enterprise Products Partners L.P. in favor of Wachovia Bank, National Association, as Administrative Agent for the several lenders that are or become parties to the Credit Agreement included as Exhibit 4.1, above (incorporated by reference to Exhibit 4.2 to Form 8-K filed on August 30, 2004).

4.15

First Amendment dated October 5, 2005, to Multi-Year Revolving Credit Agreement dated as of August 25, 2004, among Enterprise Products Operating L.P., the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent, CitiBank, N.A. and JPMorgan Chase Bank, as CO-Syndication Agents, and Mizuho Corporate Bank, Ltd., SunTrust Bank and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 7, 2005).

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

4.31#	Global Note representing $250,000,000 principal amount of 5.00% Series B Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed on March 3, 2005).
4.32#	Global Note representing $250,000,000 principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed on March 3, 2005).
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

4.35

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

4.37

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

4.38	Seventh Supplemental Indenture dated as of August 17, 2004 (filed as Exhibit 4.E.1 to GulfTerra’s Current Report on Form 8-K filed on August 19, 2004, file no. 001-11680).
4.39

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

4.40	Third Supplemental Indenture dated as of August 17, 2004 (filed as Exhibit 4.1.1 to GulfTerra’s Current Report on Form 8-K filed on August 19, 2004, file no. 001-11680).
4.41

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

4.42	Second Supplemental Indenture dated as of August 17, 2004 (filed as Exhibit 4.K.1 to GulfTerra’s Current Report on Form 8-K filed on August 19, 2004, file no. 001-11680).
4.43

Indenture dated as of July 3, 2003, by and among GulfTerra Energy Partners, L.P., GulfTerra Energy Finance Corporation, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit 4.L to GulfTerra’s 2003 Second Quarter Form 10-Q, file no. 001-11680).

4.44	First Supplemental Indenture dated as of August 17, 2004 (filed as Exhibit 4.K.1 to GulfTerra’s Current Report on Form 8-K filed on August 19, 2004, file no. 001-11680).
4.45

Amended and Restated Credit Agreement dated as of June 29, 2005, among Cameron Highway Oil Pipeline Company, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005).

4.46#

Seventh Supplemental Indenture dated as of June 1, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee.

4.47#	Global Note representing $500,000,000 principal amount of 4.95% Senior Notes due 2010 with attached Guarantee.
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

10.12

Third Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated August 15, 2005, but effective as of February 24, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 22, 2005).

10.13***

EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

18.1	Letter regarding Change in Accounting Principles dated May 4, 2004 (incorporated by reference to Exhibit 18.1 to Form 10-Q filed May 10, 2004).
31.1#	Sarbanes-Oxley Section 302 certification of Robert G. Phillips for Enterprise Products Partners L.P. for the September 30, 2005 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the September 30, 2005 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Robert G. Phillips for the September 30, 2005 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of Michael A. Creel for the September 30, 2005 quarterly report on Form 10-Q.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323.
***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on November 4, 2005.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products GP, LLC,
as General Partner

By:	___/s/ Michael J. Knesek_____________________
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the General Partner