Form 10-Q
period 2007-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2007-08-08
CIK 1061219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

There were 434,062,817 common units of Enterprise Products Partners L.P. outstanding at August 1, 2007. These common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 63,363	$ 22,619
Restricted cash	23,359	23,667
Accounts and notes receivable - trade, net of allowance for doubtful accounts
of $22,868 at June 30, 2007 and $23,406 at December 31, 2006	1,491,856	1,306,290
Accounts receivable - related parties	91,619	16,738
Inventories	335,622	423,844
Prepaid and other current assets	173,327	129,000
Total current assets	2,179,146	1,922,158
Property, plant and equipment, net	10,734,130	9,832,547
Investments in and advances to unconsolidated affiliates	836,091	564,559
Intangible assets, net of accumulated amortization of $297,002 at
June 30, 2007 and $251,876 at December 31, 2006	950,260	1,003,955
Goodwill	590,647	590,541
Deferred tax asset	2,369	1,855
Other assets	77,630	74,103
Total assets	$ 15,370,273	$ 13,989,718

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$ 285,671	$ 277,070
Accounts payable – related parties	32,846	6,785
Accrued gas payables	1,552,074	1,364,493
Accrued expenses	44,539	35,763
Accrued interest	94,837	90,865
Other current liabilities	194,894	209,945
Total current liabilities	2,204,861	1,984,921
Long-term debt: (see Note 9)
Senior debt obligations – principal	5,063,949	4,779,068
Junior Subordinated Notes A – principal	550,000	550,000
Junior Subordinated Notes B – principal	700,000	--
Other	(54,234)	(33,478)
Total long-term debt	6,259,715	5,295,590
Deferred tax liabilities	17,310	13,723
Other long-term liabilities	108,716	86,121
Minority interest	434,665	129,130
Commitments and contingencies
Partners’ equity:
Limited partners
Common units (432,466,493 units outstanding at June 30, 2007
and 431,303,193 units outstanding at December 31, 2006 )	6,145,945	6,320,577
Restricted common units (1,596,324 units outstanding at June 30, 2007
and 1,105,237 units outstanding at December 31, 2006)	11,389	9,340
General partner	126,037	129,175
Accumulated other comprehensive income	61,635	21,141
Total partners’ equity	6,345,006	6,480,233
Total liabilities and partners’ equity	$ 15,370,273	$ 13,989,718

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

(Dollars in thousands, except per unit amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Third parties	$ 4,076,573	$ 3,404,419	$ 7,335,185	$ 6,564,418
Related parties	136,233	113,434	200,475	203,509
Total	4,212,806	3,517,853	7,535,660	6,767,927
Costs and expenses:
Operating costs and expenses:
Third parties	3,875,050	3,244,576	6,915,583	6,189,796
Related parties	85,622	79,009	169,568	180,652
Total operating costs and expenses	3,960,672	3,323,585	7,085,151	6,370,448
General and administrative costs:
Third parties	10,628	5,405	14,203	8,137
Related parties	20,733	10,830	33,788	21,838
Total general and administrative costs	31,361	16,235	47,991	29,975
Total costs and expenses	3,992,033	3,339,820	7,133,142	6,400,423
Equity in income (loss) of unconsolidated affiliates	(6,211)	8,012	(32)	12,041
Operating income	214,562	186,045	402,486	379,545
Other income (expense):
Interest expense	(71,275)	(56,333)	(134,633)	(114,410)
Interest income	2,408	1,455	4,443	3,116
Other, net	339	1,938	232	2,246
Other expense	(68,528)	(52,940)	(129,958)	(109,048)
Income before provision for income taxes, minority interest and
the cumulative effect of change in accounting principle	146,034	133,105	272,528	270,497
Provision for income taxes	1,860	(6,272)	(6,928)	(9,164)
Income before minority interest and the cumulative effect
of change in accounting principle	147,894	126,833	265,600	261,333
Minority interest	(5,740)	(538)	(11,401)	(2,736)
Income before the cumulative effect of change in
accounting principle	142,154	126,295	254,199	258,597
Cumulative effect of change in accounting principle (see Note 2)	--	--	--	1,475
Net income	$ 142,154	$ 126,295	$ 254,199	$ 260,072

Net income allocation: (see Note 13)
Limited partners’ interest in net income	$ 113,527	$ 103,192	$ 198,576	$ 215,561
General partner interest in net income	$ 28,627	$ 23,103	$ 55,623	$ 44,511

Earning per unit: (see Note 13)
Basic income per unit before change in accounting principle	$ 0.26	$ 0.25	$ 0.46	$ 0.53
Basic income per unit	$ 0.26	$ 0.25	$ 0.46	$ 0.54
Diluted income per unit before change in accounting principle	$ 0.26	$ 0.25	$ 0.46	$ 0.53
Diluted income per unit	$ 0.26	$ 0.25	$ 0.46	$ 0.54

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED

COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$ 142,154	$ 126,295	$ 254,199	$ 260,072
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument gains (losses) during period	(3,121)	(7,951)	846	(7,700)
Net interest rate financial instrument gains during period	29,752	1,638	40,264	1,638
Less: Amortization of cash flow financing hedges	(1,180)	(1,052)	(2,269)	(2,093)
Total cash flow hedges	25,451	(7,365)	38,841	(8,155)
Foreign currency translation adjustment	148	--	549	--
Total other comprehensive income	25,599	(7,365)	39,390	(8,155)
Comprehensive income	$ 167,753	$ 118,930	$ 293,589	$ 251,917

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Dollars in thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Operating activities:
Net income	$ 254,199	$ 260,072
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	240,653	212,768
Depreciation and amortization in general and administrative costs	4,259	3,752
Amortization in interest expense	201	487
Equity in loss (income) of unconsolidated affiliates	32	(12,041)
Distributions received from unconsolidated affiliates	35,026	20,348
Cumulative effect of change in accounting principle	--	(1,475)
Operating lease expense paid by EPCO, Inc.	1,053	1,056
Minority interest	11,401	2,736
Loss (gain) on sale of assets	5,664	(197)
Deferred income tax expense	4,088	9,180
Changes in fair market value of financial instruments	(302)	(53)
Net effect of changes in operating accounts (see Note 16)	(4,225)	74,692
Net cash flows provided by operating activities	552,049	571,325
Investing activities:
Capital expenditures	(1,129,263)	(613,519)
Contributions in aid of construction costs	48,570	34,941
Proceeds from sale of assets	1,015	256
Decrease (increase) in restricted cash	308	(6,703)
Cash used for business combinations	(785)	--
Investments in unconsolidated affiliates	(294,598)	(111,882)
Advances (to) from unconsolidated affiliates	(12,434)	7,120
Net cash used in investing activities	(1,387,187)	(689,787)
Financing activities:
Borrowings under debt agreements	3,048,734	1,435,000
Repayments of debt	(2,063,374)	(1,402,000)
Debt issuance costs	(9,261)	--
Distributions paid to partners	(470,561)	(400,474)
Distributions paid to minority interests	(9,416)	(4,131)
Net proceeds from initial public offering of Duncan Energy Partners reflected
as a contribution from minority interests (see Notes 1 and 2)	291,044	--
Other contributions from minority interests	12,506	19,018
Settlement of treasury lock contracts	42,269	--
Repurchase of restricted units and options	(1,568)	--
Net proceeds from issuance of our common units	35,899	453,475
Net cash provided by financing activities	876,272	100,888
Effect of exchange rate changes on cash	(390)	--
Net change in cash and cash equivalents	41,134	(17,574)
Cash and cash equivalents, January 1	22,619	42,098
Cash and cash equivalents, June 30	$ 63,363	$ 24,524

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.

UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY

(See Note 10 for Unit History and Detail of Changes in Limited Partners’ Equity)

(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total
Balance, December 31, 2006	$ 6,329,917	$ 129,175	$ 21,141	$ 6,480,233
Net income	198,576	55,623	--	254,199
Operating leases paid by EPCO, Inc.	1,032	21	--	1,053
Cash distributions to partners	(407,826)	(59,896)	--	(467,722)
Net proceeds from sales of common units	27,676	877	--	28,553
Proceeds from exercise of unit options	7,139	207	--	7,346
Repurchase of restricted units and options	(1,568)	--	--	(1,568)
Unit option reimbursements to EPCO, Inc.	(2,786)	(57)	--	(2,843)
Change in funded status of pension and
postretirement plans, net of tax	--	--	1,104	1,104
Amortization of equity awards	5,174	87	--	5,261
Foreign currency translation adjustment	--	--	549	549
Cash flow hedges	--	--	38,841	38,841
Balance, June 30, 2007	$ 6,157,334	$ 126,037	$ 61,635	$ 6,345,006

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

We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO, Inc. (“EPCO”). We conduct substantially all of our business through our wholly owned subsidiary, Enterprise Products Operating LLC (“EPO”), as successor in interest by merger to Enterprise Products Operating L.P. We are owned 98% by our limited partners and 2% by Enterprise Products GP, LLC (our general partner, referred to as “Enterprise Products GP”). Enterprise Products GP is owned 100% by Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.” The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan. We, Enterprise Products GP, Enterprise GP Holdings, EPE Holdings and Dan Duncan LLC are affiliates and under common control of Dan L. Duncan, the Chairman and controlling shareholder of EPCO.

References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries. References to “ETE GP” mean LE GP, LLC, which is the general partner of Energy Transfer Equity. On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both ETE GP and Energy Transfer Equity.

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO.

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

Basis of Presentation

Our results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results expected for the full year.

Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

Essentially all of our assets, liabilities, revenues and expenses are recorded at EPO’s level in our consolidated financial statements. We act as guarantor of certain of EPO’s debt obligations. See Note 17 for condensed consolidated financial information of EPO.

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

Defined Contribution Plan. Dixie contributed $0.1 million to its company-sponsored defined contribution plan during each of the three month periods ended June 30, 2007 and 2006. During each of the six month periods ended June 30, 2007 and 2006, Dixie contributed $0.2 million to its company-sponsored defined contribution plan.

Pension and Postretirement Benefit Plans. Dixie’s net pension benefit costs were $0.1 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. For each of the six month periods ended June 30, 2007 and 2006, Dixie’s net pension benefit costs were $0.3 million. Dixie’s net postretirement benefit costs were $0.1 million for each of the three month periods ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, Dixie’s net postretirement benefit costs were $0.2 million and $0.1 million, respectively. During the remainder of 2007, Dixie expects to contribute approximately $1.2 million to its postretirement benefit plan and approximately $0.2 million to its pension plan.

Consolidation Policy

We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary. If such criteria are met, we consolidate the financial statements of such businesses with those of our own. Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of intercompany accounts and transactions. We also consolidate other entities and ventures in which we possess a controlling financial interest as well as partnership interests where we are the sole general partner of the partnership.

If the investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies. For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies. Our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates are eliminated in consolidation to the extent such amounts remain on our balance sheet (or those of our equity method investees) in inventory or similar accounts.

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

At June 30, 2007 and December 31, 2006, our accrued liabilities for environmental remediation projects totaled $28.6 million and $24.2 million, respectively. These amounts were derived from a range of reasonable estimates based upon studies and site surveys. Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.

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

Income Taxes

We are organized as a pass-through entity for income tax purposes. As a result, our partners are responsible for federal income taxes on their share of our taxable income. For the three and six months ended June 30, 2007 and 2006, our provision for income taxes is applicable to state tax obligations under the Texas Margin Tax and certain federal and state tax obligations of Seminole Pipeline Company (“Seminole”) and Dixie.

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

Minority interest, as reflected on our June 30, 2007 balance sheet, consists of $293.5 million attributable to third party owners of Duncan Energy Partners and the remainder to our other consolidated affiliates.

Minority interest expense for the three and six months ended June 30, 2007 includes $3.3 million and $6.1 million, respectively, attributable to third party owners of Duncan Energy Partners. The remaining minority interest expense amounts for these periods in 2007 and likewise those for 2006 are attributable to our other consolidated affiliates.

Contributions from minority interests for the six months ended June 30, 2007 includes $291.0 million received from third parties in connection with the initial public offering of Duncan Energy Partners in February 2007.

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

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in net income. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparisons between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe SFAS 159 will have a material impact on our financial position, results of operations, and cash flows.

Note 3. Accounting for Unit-Based Awards

We account for unit-based awards in accordance with SFAS 123(R). SFAS 123(R) requires us to recognize compensation expense related to equity awards based on the fair value of the award at grant date. The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an equity-classified award is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period.

Unit Options and Restricted Units

Under EPCO’s 1998 Long-Term Incentive Plan (the “1998 Plan”), non-qualified incentive options to purchase a fixed number of our common units may be granted to EPCO’s key employees who perform management, administrative or operational functions for us.

The information in the following table presents unit option activity under the 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)
Outstanding at December 31, 2006	2,416,000	$ 23.32
Granted (2)	795,000	30.96
Exercised	(230,500)	18.89
Settled	(710,000)	24.35
Outstanding at June 30, 2007	2,270,500	26.12	8.14	$ 3,502
Options exercisable at:
June 30, 2007	360,500	$ 22.10	4.52	$ 3,502

(1)   Aggregate intrinsic value reflects fully vested unit options at June 30, 2007.

(2)   The total grant date value of these awards was $2.1 million based on the following assumptions (i) expected life of the option of seven years; (ii) risk-free interest rate of 4.83%; (iii) expected distribution yield on units of 8.42%; and (iv) expected unit price volatility on units of 23.21%.

The total intrinsic value of unit options exercised during the three and six months ended June 30, 2007 was $1.2 million and $2.8 million, respectively. We recognized $3.9 million and $0.2 million of compensation expense associated with unit options during the three month periods ended June 30, 2007 and 2006, respectively. We recognized $4.1 million and $0.3 million of compensation expense associated with unit options during the six months ended June 30, 2007 and 2006, respectively. Compensation expense for the three and six months ended June 30 ,2007 includes $3.7 million associated with the resignation of our former chief executive officer.

As of June 30, 2007, there was an estimated $3.2 million of total unrecognized compensation cost related to non-vested unit options granted under the 1998 Plan. We expect to recognize our share of this cost over a weighted-average period of 3.25 years in accordance with the EPCO administrative services agreement.

During the six months ended June 30, 2007 and 2006, we received cash of $7.3 million and $1.6 million, respectively, from the exercise of unit options, and our option-related reimbursements to EPCO were $2.8 million and $0.7 million, respectively.

Under the 1998 Plan, we may also issue restricted common units to key employees of EPCO and directors of our general partner. The following table summarizes information regarding our restricted common units for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2006	1,105,237
Granted (2)	620,140	$ 25.74
Forfeited or settled	(129,053)	$ 23.28
Restricted units at June 30, 2007	1,596,324

(1)   Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)   Aggregate grant date fair value of restricted common unit awards issued during 2007 was $16.0 million based on a grant date market price of our common units ranging from $30.16 to $30.96 per unit and estimated forfeiture rates ranging from 9.2% to 17.0%.

During the three months ended June 30, 2007 and 2006, we recognized $2.3 million and $1.8 million, respectively, of compensation expense in connection with restricted common units. We recognized $3.7 million and $2.7 million of compensation expense in connection with restricted common units during the six months ended June 30, 2007 and 2006, respectively. No restricted units vested during the three and six months ended June 30, 2007. Compensation expense for the three and six months ended June 30 ,2007 includes $0.9 million associated with the resignation of our former chief executive officer.

As of June 30, 2007, there was $27.8 million of total unrecognized compensation cost related to restricted common units. We will recognize our share of such costs in accordance with the EPCO administrative services agreement. At June 30, 2007, these costs are expected to be recognized over a weighted-average period of 2.8 years.

The 1998 Plan provides for the issuance of up to 7,000,000 common units. As of June 30, 2007, 1,689,500 common units had been issued in connection with the exercise of unit options. After giving effect to outstanding unit options at June 30, 2007 and the issuance and forfeiture of restricted common units through June 30, 2007, a total of 3,606,303 additional common units could be issued under the 1998 Plan.

Employee Partnerships

For the three months ended June 30, 2007 and 2006, we recorded $0.7 million and $0.6 million, respectively, of compensation expense associated with EPE Unit I, EPE Unit II and EPE Unit III (“the Employee Partnerships”). We recorded $1.2 million and $1.1 million of compensation expense associated with the Employee Partnerships during the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $8.2 million of total unrecognized compensation cost related to EPE Unit I and EPE Unit II, of which we will recognize our share in accordance with the EPCO administrative services agreement.

EPE Unit III. EPE Unit III was formed on May 7, 2007 and owns 4,421,326 units of Enterprise GP Holdings contributed to it by a private company affiliate of EPCO, which, in turn, was made the Class A limited partner of EPE Unit III. On the date of contribution, the fair market value of the units contributed by the Class A limited partner was $170.0 million (the “Class A limited partner capital base”). Certain EPCO employees were issued Class B limited partner interests and admitted as Class B limited partners of EPE Unit III without any capital contribution. The profits interest awards (i.e., Class B limited partner interests) in EPE Unit III entitle the holder to participate in the appreciation in value of units of Enterprise GP Holdings owned by EPE Unit III.

Unless otherwise agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners of EPE Unit III, EPE Unit III will be liquidated upon the earlier of: (i) May 7, 2012 or (ii) a change in control of Enterprise GP Holdings or its general partner. EPE Unit III has the following material terms regarding its quarterly cash distribution to partners:

▪

Distributions of Cashflow – Each quarter, 100% of the cash distributions received by EPE Unit III from Enterprise GP Holdings will be distributed to the Class A limited partner until it has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by EPE Unit III will be distributed to the Class B limited partners. The Class A preferred return equals 3.797%, of the Class A limited partner’s capital base. The Class A limited partner’s capital base equals approximately $170.0 million plus any unpaid Class A preferred return from prior periods, less any distributions made by EPE Unit III of proceeds from the sale of Enterprise GP Holdings’ units owned by EPE Unit III (as described below).

▪

Liquidating Distributions – Upon liquidation of EPE Unit III, units having a fair market value equal to the Class A limited partner capital base will be distributed to a private company affiliate of EPCO, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units will be distributed to the Class B limited partners.

▪

Sale Proceeds – If EPE Unit III sells any of the 4,421,326 of Enterprise GP Holdings’ units that it owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.

The Class B limited partner interests in EPE Unit III that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to May 7, 2012, with customary exceptions for death, disability and certain retirements. The risk of forfeiture associated with the Class B limited partner interests in EPE Unit III will also lapse upon certain change of control events.

As of June 30, 2007, there was $22.4 million of total unrecognized compensation cost related to these awards, of which we will recognize our share in accordance with the EPCO administrative services agreement.

Note 4. Financial Instruments

We are exposed to financial market risks, including changes in commodity prices and interest rates. In addition, we are exposed to fluctuations in exchange rates between the U.S. dollar and Canadian dollar. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the type of risks we attempt to hedge are those related to (i) variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable and fixed interest rate borrowings under various debt agreements. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements, which allow us to convert a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt.

Fair Value Hedges – Interest Rate Swaps. As summarized in the following table, we had eleven interest rate swap agreements outstanding at June 30, 2007 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Amount
Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 8.74%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 7.28%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.30%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 5.80%	$200 million
(1) The variable rate indicated is the all-in variable rate for the current settlement period.

The total fair value of these eleven interest rate swaps at June 30, 2007 and December 31, 2006, was a liability of $49.7 million and $29.1 million, respectively, with an offsetting decrease in the fair value of the underlying debt. Interest expense for the three months ended June 30, 2007 and 2006 includes a $2.3 million and $1.1 million loss from these swap agreements, respectively. For the six months ended June 30, 2007 and 2006, interest expense reflects a loss of $4.6 million and $0.9 million from these swap agreements, respectively.

Cash Flow Hedges – Treasury Locks. During the fourth quarter of 2006, EPO entered into treasury lock transactions having a notional value of $562.5 million. EPO entered into these transactions to hedge the underlying U.S. treasury rates related to its anticipated issuances of debt during the second and fourth quarters of 2007. On February 27, 2007, EPO entered into additional treasury lock transactions having a notional value of $437.5 million. EPO entered into these transactions to hedge the underlying U.S. treasury rates related to its anticipated issuances of debt during 2007. Each of the treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

During the second quarter of 2007, treasury locks having a notional amount of $875.0 million were terminated. Treasury locks having a notional amount of $500.0 million were terminated concurrent with the issuance of EPO’s Junior Notes B (see Note 9). An additional $375.0 million notional amount of treasury locks related to the anticipated issuance of debt in the fourth quarter of 2007 were also terminated. The termination of the treasury locks resulted in gains of $42.3 million of which $10.6 million is related to EPO’s Junior Notes B and the remaining $31.7 million is related to a future debt issuance. The $10.6 million gain is being amortized into income using the effective interest method as reductions to future interest expense over the fixed rate term of the Junior Notes B, which is ten years. The remaining $31.7 million gain will be amortized into income over the life of the future debt issuance using the effective interest rate method.

At June 30, 2007, there was one treasury lock outstanding which has a notional amount of $125.0 million and a fair value of $9.3 million.

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

At June 30, 2007 and December 31, 2006, we had a limited number of commodity financial instruments in our portfolio, which primarily consisted of cash flow hedges. The fair value of our commodity financial instrument portfolio at June 30, 2007 and December 31, 2006 was a liability of $1.0 million and $3.2 million, respectively. During the three and six months ended June 30, 2007, we recorded income of $1.1 million and expense of $1.3 million, respectively, related to our commodity financial instruments. During the three and six months ended June 30, 2006 we recorded $5.9 million and $5.5 million, respectively, of expense related to our commodity financial instruments.

Foreign Currency Hedging Program

We own an NGL marketing business located in Canada and have entered into construction agreements where payments are indexed to the Canadian dollar. As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate. Due to the limited duration of these contracts, we utilize mark-to-market accounting for these transactions, the effect of which has had a minimal impact on our earnings. We had $3.1 million of such contracts outstanding at June 30, 2007 that settled in July 2007.

Note 5. Inventories

Our inventory amounts were as follows at the dates indicated:

	June 30,	December 31,
	2007	2006
Working inventory	$ 325,539	$ 387,973
Forward-sales inventory	10,083	35,871
Inventory	$ 335,622	$ 423,844

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

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated Operations, include cost of sales amounts related to the sale of inventories. Our cost of sales was $3.6 billion and $3.0 billion for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, our cost of sales was $6.4 billion and $5.7 billion, respectively.

Due to fluctuating commodity prices in the NGL, natural gas and petrochemical industry, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of our inventories exceed their net realizable value. These non-cash charges are a component of cost of sales in the period they are recognized. For the three months ended June 30, 2007 and 2006, we recognized LCM adjustments of approximately $2.1 million and $0.3 million, respectively. We recognized LCM adjustments of $13.1 million and $12.0 million for the six months ended June 30, 2007 and 2006, respectively.

Note 6. Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2007	2006
Plants and pipelines (1)	3-35 (5)	$ 9,454,757	$ 8,774,683
Underground and other storage facilities (2)	5-35 (6)	679,147	596,649
Platforms and facilities (3)	20-31	591,272	161,839
Transportation equipment (4)	3-10	28,964	27,008
Land		41,945	40,010
Construction in progress		1,632,248	1,734,083
Total		12,428,333	11,334,272
Less accumulated depreciation		1,694,203	1,501,725
Property, plant and equipment, net		$ 10,734,130	$ 9,832,547

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

Depreciation expense for the three months ended June 30, 2007 and 2006 was $99.1 million and $86.9 million, respectively. For the six months ended June 30, 2007 and 2006, depreciation expense was $194.1 million and $170.4 million, respectively. We capitalized $20.4 million and $12.4 million of interest in connection with capital projects during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, we capitalized $41.1 million and $21.6 million, respectively, in connection with capital projects.

Note 7. Investments In and Advances to Unconsolidated Affiliates

We own interests in a number of related businesses that are accounted for using the equity method of accounting. Our investments in and advances to unconsolidated affiliates are grouped according to the business segment to which they relate. See Note 11 for a general discussion of our business segments.

The following table presents our investments in and advances to unconsolidated affiliates at the dates indicated:

	Ownership	Investments in and advances to
	Percentage at	unconsolidated affiliates at
	June 30,	June 30,	December 31,
	2007	2007	2006
NGL Pipelines & Services:
Venice Energy Service Company L.L.C. (“VESCO”)	13.1%	$ 42,340	$ 39,618
K/D/S Promix, L.L.C. (“Promix”)	50%	55,091	46,140
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,057	25,471
Onshore Natural Gas Pipelines & Services:
Jonah Gas Gathering Company (“Jonah”)	19.6%	200,649	120,370
Evangeline (1)	49.5%	3,641	4,221
Offshore Pipelines & Services:
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	59,161	62,324
Cameron Highway Oil Pipeline Company (“Cameron Highway”) (2)	50%	259,369	60,216
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	113,345	117,646
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	56,676	58,789
Nemo Gathering Company, LLC (“Nemo”) (3)	33.9%	2,637	11,161
Petrochemical Services:
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,896	13,912
La Porte (4)	50%	4,229	4,691
Total		$ 836,091	$ 564,559

(1)    Refers to our ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

(2)    During the second quarter of 2007, we contributed $216.5 million to Cameron Highway to fund our portion of the repayment of Cameron Highway’s debt. See “Cameron Highway” discussion within this Note 7.

(3)    During the three months ended June 30, 2007, we recorded a $7.0 million non-cash impairment charge attributable to our investment in Nemo. See “Nemo” discussion within this Note 7.

(4)    Refers to our ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates. At June 30, 2007 and December 31, 2006, our investments in Promix, La Porte, Neptune, Poseidon, Cameron Highway, Nemo and Jonah included excess cost amounts totaling $42.9 million and $38.7 million, respectively. These amounts are attributable to the excess of the fair value of each entity’s tangible assets over their respective book carrying values at the time we acquired an interest in each entity. We amortize such excess cost amounts as a reduction in equity earnings. Amortization of such excess cost amounts was $0.5 million and $0.6 million during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization of such amounts was $1.0 million and $1.1 million, respectively.

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
NGL Pipelines & Services	$ 1,089	$ 1,924	$ 1,680	$ 3,442
Onshore Natural Gas Pipelines & Services	1,212	904	2,241	1,506
Offshore Pipelines & Services (1) (2)	(8,846)	4,769	(4,771)	6,703
Petrochemical Services	334	415	818	390
Total	$ (6,211)	$ 8,012	$ (32)	$ 12,041

(1)    Equity earnings from Nemo for the three and six months ended June 30, 2007 includes a $7.0 million non-cash impairment charge. See “Nemo” discussion within this Note 7.

(2)    Equity earnings from Cameron Highway for the three and six months ended June 30, 2007 were reduced by a charge of $8.8 million for costs associated with the early retirement of Cameron Highway’s debt.

Summarized Financial Information of Unconsolidated Affiliates

The following tables present unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income (Loss)	Income (Loss)	Revenues	Income (Loss)	Income (Loss)
NGL Pipelines & Services (1)	$ 59,056	$ (779)	$ (74)	$ 60,220	$ (2,238)	$ (1,785)
Onshore Natural Gas Pipelines & Services	125,132	25,198	24,102	117,636	20,127	16,315
Offshore Pipelines & Services	40,433	24,146	1,894	39,554	20,166	12,804
Petrochemical Services	4,969	1,403	1,429	5,557	1,645	1,665
(1) During the three months ended June 30, 2006, VESCO earnings were reduced due to the lingering effects of Hurricane Katrina, including significant storm-related repair expenses.

	Summarized Income Statement Information for the Six Months Ended
	June 30, 2007			June 30, 2006
		Operating	Net		Operating	Net
	Revenues	Income	Income	Revenues	Income (Loss)	Income (Loss)
NGL Pipelines & Services (1)	$ 100,788	$ 2,481	$ 3,755	$ 80,506	$ (24,363)	$ (23,463)
Onshore Natural Gas Pipelines & Services	234,030	46,813	44,415	226,424	59,023	50,759
Offshore Pipelines & Services	77,626	43,864	14,230	71,250	31,096	16,484
Petrochemical Services	10,522	3,290	3,340	9,425	1,831	1,875
(1) During the six months ended June 30, 2006, VESCO earnings were reduced due to the lingering effects of Hurricane Katrina, including significant storm-related repair expenses.

Cameron Highway

We own a 50.0% interest in Cameron Highway, which owns a crude oil pipeline that gathers production from deepwater areas of the Gulf of Mexico, primarily the South Green Canyon area, for delivery to refineries and terminals in southeast Texas. In May 2007, we made an approximate $191.0 million cash contribution to Cameron Highway. This capital contribution, along with an equal amount contributed by our joint venture partner in Cameron Highway, was used by Cameron Highway to repay $365.0 million outstanding under its Senior Notes A and $14.1 million of related make-whole premiums and accrued interest. In June 2007, we and our joint venture partner in Cameron Highway, made an additional capital contribution of approximately $25.5 million each. These capital contributions were used by Cameron Highway to repay its Series B notes on June 7, 2007. The amount of the repayment was $50.9 million, which included $0.9 million of related make-whole premiums and accrued interest. As of June 30, 2007, Cameron Highway no longer has any outstanding debt.

Nemo

Nemo was formed in 1999 to construct, own and operate the Nemo Gathering System, a 24-mile natural gas gathering system in the Gulf of Mexico offshore Louisiana. The Nemo Gathering System, which began operations in 2001, gathers natural gas from certain developments in the Green Canyon area of the Gulf of Mexico to a pipeline interconnect with the Manta Ray Gathering System. Due to a recent decrease in throughput volumes on the Nemo Gathering System, we evaluated our 33.9% investment in Nemo for impairment during the second quarter of 2007. The decrease in throughput volumes is primarily due to underperformance of certain fields and natural depletion.

At December 31, 2006, the carrying value of our investment in Nemo was $11.2 million, which included $0.6 million of excess cost related to its original acquisition in 2001. Our review of Nemo’s estimated future cash flows during the second quarter of 2007 indicated that the carrying value of our investment exceeded its fair value, which resulted in a non-cash charge of $7.0 million. This loss is recorded as a component of “Equity in income of unconsolidated affiliates” in our Unaudited Condensed Statements of Consolidated Operations for the three and six months ended June 30, 2007. Equity earnings from our investment in Nemo are classified under our Offshore Pipelines & Services business segment.

After recording this impairment charge, the carrying value of our investment in Nemo at June 30, 2007 was $2.6 million, which reflects $0.5 million in losses and $2.0 million of distributions we recorded during the first six months of 2007.

Our investment in Nemo was written down to fair value, which management prepared using recognized business valuation techniques. The fair value analysis is based upon management’s expectation of future cash flows. Such expectation of future cash flows incorporates industry information and assumptions made by management. For example, the review of Nemo included management estimates regarding the remaining natural gas reserves of producers served by the Nemo Gathering System. If the assumptions underlying our fair value analysis change and expected cash flows are reduced, additional impairment charges may result.

Note 8. Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	June 30, 2007			December 31, 2006
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services (1)	$ 520,025	$ (128,577)	$ 391,448	$ 528,594	$ (110,644)	$ 417,950
Onshore Natural Gas Pipelines & Services	463,551	(93,611)	369,940	463,551	(77,402)	386,149
Offshore Pipelines & Services	207,012	(64,624)	142,388	207,012	(54,636)	152,376
Petrochemical Services	56,674	(10,190)	46,484	56,674	(9,194)	47,480
Total	$ 1,247,262	$ (297,002)	$ 950,260	$ 1,255,831	$ (251,876)	$ 1,003,955

(1)    During the second quarter of 2007, we adjusted our preliminary purchase price allocation related to the Piceance Creek Acquisition. This adjustment resulted in the reclassification of $8.5 million from intangible assets to property, plant and equipment.

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
NGL Pipelines & Services	$ 8,801	$ 6,304	$ 18,042	$ 12,665
Onshore Natural Gas Pipelines & Services	8,049	8,348	16,209	16,806
Offshore Pipelines & Services	4,908	5,633	9,988	11,467
Petrochemical Services	498	497	996	996
Total	$ 22,256	$ 20,782	$ 45,235	$ 41,934

For the remainder of 2007, amortization expense associated with our intangible assets is currently estimated at $44.5 million.

Goodwill

The following table summarizes our goodwill amounts by segment at the dates indicated:

	June 30,	December 31,
	2007	2006
NGL Pipelines & Services	$ 152,701	$ 152,595
Onshore Natural Gas Pipelines & Services	282,121	282,121
Offshore Pipelines & Services	82,135	82,135
Petrochemical Services	73,690	73,690
Totals	$ 590,647	$ 590,541

Note 9. Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	June 30,	December 31,
	2007	2006
EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable rate, due October 2011	$ 495,000	$ 410,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes E, 4.00% fixed-rate, due October 2007 (1)	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
Duncan Energy Partners’ debt obligation:
$300 Million Revolving Credit Facility, variable rate, due February 2011	190,000	--
Dixie Revolving Credit Facility, variable rate, due June 2010	10,000	10,000
Canadian Enterprise Revolving Credit Facility, variable rate, due October 2011	9,881	--
Other, 8.75% fixed-rate, due June 2010(2)	5,068	5,068
Total principal amount of senior debt obligations	5,063,949	4,779,068
EPO Junior Subordinated Notes A, due August 2066	550,000	550,000
EPO Junior Subordinated Notes B, due January 2068	700,000	--
Total principal amount of senior and junior debt obligations	6,313,949	5,329,068
Other, including unamortized discounts and premiums and changes in fair value (3)	(54,234)	(33,478)
Long-term debt	$ 6,259,715	$ 5,295,590

Standby letters of credit outstanding	$ 4,000	$ 49,858

(1)    In accordance with SFAS 6, “Classification of Short-Term Obligations Expected to be Refinanced,” long-term and current maturities of debt reflects the classification of such obligations at June 30, 2007 and December 31, 2006. With respect to Senior Notes E due in October 2007, EPO has the ability to use cash and available credit capacity under its $1.25 billion Multi-Year Revolving Credit Facility to fund the repayment of this debt.

(2)    Represents remaining debt obligations assumed in connection with the GulfTerra Merger.

(3)    The June 30, 2007 amount includes $49.7 million related to fair value hedges and a net $4.5 million in unamortized discounts and premiums. The December 31, 2006 amount includes $29.1 million related to fair value hedges and a net $4.4 million in unamortized discounts and premiums.

Parent-Subsidiary guarantor relationships

We act as guarantor of the debt obligations of EPO with the exception of the Dixie revolving credit facility and the senior subordinated notes we assumed in connection with the GulfTerra Merger. If EPO were to default on any debt we guarantee, we would be responsible for full repayment of that obligation. We do not act as guarantor of the debt obligations of Duncan Energy Partners.

EPO’s debt obligations

Apart from that discussed below, there have been no significant changes in the terms of EPO’s debt obligations since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

Junior Notes B. EPO sold $700 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068 (“Junior Notes B”) during the second quarter of 2007. EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes. EPO’s payment obligations under Junior Notes B are subordinated to all of its current and future senior indebtedness (as defined in the

Indenture Agreement). We have guaranteed repayment of amounts due under Junior Notes B through an unsecured and subordinated guarantee.

The indenture agreement governing Junior Notes B allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, neither we nor EPO can declare or make any distributions to any of our respective equity securities or make any payments on indebtedness or other obligations that rank pari passu with or are subordinate to Junior Notes B. Junior Notes B rank pari passu with the Junior Subordinated Notes A, due August 2066 (“Junior Notes A”), which were issued during the third quarter of 2006.

The Junior Notes B will bear interest at a fixed annual rate of 7.034% through January 15, 2018, payable semi-annually in arrears in January and July of each year, commencing in January 2008. After January 2018, the Junior Notes B will bear variable rate interest at the greater of (1) the sum of the 3-month London Interbank Offered Rate (“LIBOR”) for the related interest period plus a spread of 268 basis points or (2) 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to the certain provisions. The Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.

In connection with the issuance of Junior Notes B, we and EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as named therein) pursuant to which we and EPO agreed for the benefit of such debt holders that we nor EPO would not redeem or repurchase such junior notes on or before January 15, 2038, unless such redemption or repurchase is made from the proceeds of issuance of certain securities.

Duncan Energy Partners’ debt obligation

We consolidate the debt of Duncan Energy Partners with that of our own; however, we do not have the obligation to make interest payments or debt payments with respect to the debt of Duncan Energy Partners.

Duncan Energy Partners entered into a $300.0 million revolving credit facility, all of which may be used for letters of credit, with a $30.0 million sublimit for Swingline loans. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of its initial public offering, Duncan Energy Partners made its initial borrowing of $200.0 million under the facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. At June 30, 2007, the balance outstanding under this facility was $190.0 million.

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

This revolving credit facility offers the following unsecured loans, each having different interest requirements: (i) LIBOR loans bear interest at a rate per annum equal to LIBOR plus the applicable LIBOR margin (as defined in the credit agreement), (ii) Base Rate loans bear interest at a rate per annum equal to the higher of (a) the rate of interest publicly announced by the administrative agent, Wachovia Bank, National Association, as its Base Rate and (b) 0.5% per annum above the Federal Funds Rate in effect on such date and (iii) Swingline loans bear interest at a rate per annum equal to LIBOR plus an applicable LIBOR margin.

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

Canadian Debt Obligations

In May 2007, Canadian Enterprise Gas Products, Ltd. (“Canadian Enterprise”), a wholly-owned subsidiary of EPO, entered into a $30.0 million Canadian revolving credit facility with The Bank of Nova Scotia. The credit facility, which includes the issuance of letters of credit, matures in October 2011. Letters of credit outstanding under this facility reduce the amount available for borrowings.

Borrowings may be made in Canadian or U.S. dollars. Canadian denominated borrowings may be comprised of Canadian Prime Rate (“CPR”) loans or Bankers’ Acceptances and U.S denominated borrowings may be comprised of Alternative Base Rate (“ABR”) or Eurodollar loans, each having different interest rate requirements. CPR loans bear interest at a rate determined by reference to the Canadian Prime Rate. ABR loans bear interest at a rate determined by reference to an alternative base rate as defined in the credit agreement. Eurodollar loans bear interest at a rate determined by the LIBOR plus an applicable rate as defined in the credit agreement. Bankers’ Acceptances carry interest at the rate for Canadian bankers’ acceptances plus an applicable rate as defined in the credit agreement.

The credit facility contains customary covenants and events of default. The restrictive covenants limit Canadian Enterprise from materially changing the nature of its business or operations, dissolving, or completing mergers. A continuing event of default would accelerate the maturity of amounts borrowed under the credit facility. The obligations under the credit facility are guaranteed by EPO.

Covenants

We are in compliance with the covenants of our consolidated debt agreements at June 30, 2007 and December 31, 2006.

Information regarding variable interest rates paid

The following table presents the range of interest rates paid and weighted-average interest rate paid on our consolidated variable-rate debt obligations during the six months ended June 30, 2007.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid
EPO’s Multi-Year Revolving Credit Facility	5.82% to 8.25%	5.86%
Duncan Energy Partners’ Revolving Credit Facility	6.17%	6.17%
Dixie Revolving Credit Facility	5.66% to 5.67%	5.66%
Canadian Enterprise Revolving Credit Facility	4.95% to 5.82%	5.77%

Consolidated debt maturity table

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter.

2007	$ --
2008	--
2009	500,000
2010	569,068
2011	1,644,881
Thereafter	3,600,000
Total scheduled principal payments	$ 6,313,949

In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at June 30, 2007 and December 31, 2006. With respect to the $500.0 million in principal due under Senior Notes E in October 2007, EPO has the ability to use cash and available credit capacity under its Multi-Year Revolving Credit Facility to fund the repayment of this debt. The preceding table and our Unaudited Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 reflect this ability to refinance.

Debt Obligations of Unconsolidated Affiliates

We have two unconsolidated affiliates with long-term debt obligations. The following table shows (i) our ownership interest in each entity at June 30, 2007, (ii) total debt of each unconsolidated affiliate at June 30, 2007 (on a 100% basis to the affiliate) and (iii) the corresponding scheduled maturities of such debt.

	Our		Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2007	2008	2009	2010	2011	2011
Poseidon	36.0%	$ 91,000	$ --	$ --	$ --	$ --	$ 91,000	$ --
Evangeline	49.5%	25,650	5,000	5,000	5,000	10,650	--	--
Total		$ 116,650	$ 5,000	$ 5,000	$ 5,000	$ 10,650	$ 91,000	$ --

Previously, Cameron Highway’s debt consisted of $365.0 million of Series A notes and $50.0 million of Series B notes. Cameron Highway repaid its Series A notes on May 23, 2007 using proceeds from capital contributions from its partners. The total amount of the repayment was $379.1 million, which included an $11.0 million make-whole premium and $3.1 million of accrued interest. Our share of the capital contribution was funded by borrowings under EPO’s Multi-Year Revolving Credit Facility. With another capital contribution from its partners, Cameron Highway also repaid its Series B notes on June 7, 2007. The amount of the repayment was $50.9 million, which included a $0.3 million make-whole premium and $0.6 million of accrued interest. As of June 30, 2007, Cameron Highway no longer has any outstanding debt.

The credit agreements of our unconsolidated affiliates contain various affirmative and negative covenants, including financial covenants. These businesses were in compliance with such covenants at June 30, 2007. The credit agreements of our unconsolidated affiliates restrict their ability to pay cash dividends if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend is scheduled to be paid.

Apart from the repayment of Cameron Highway’s Series A and Series B notes, there have been no significant changes in the terms of the debt obligations of our unconsolidated affiliates since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

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

We have a universal shelf registration statement on file with the SEC registering the issuance of up to $4 billion of equity and debt securities. After taking into account past issuance of securities under this registration statement, we have the ability to issue approximately $1.4 billion of additional securities under this registration statement as of June 30, 2007.

In April 2007, we filed a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with our distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units. A total of 932,800 of our common units were issued in February 2007 and May 2007 in connection with the DRIP and the employee unit purchase plan (“EUPP”). The issuance of these units generated $28.6 million in net proceeds.

In May 2007, EPO sold $700 million in principal amount of Junior Notes B under our universal shelf registration statement. For additional information regarding this debt offering, see Note 9.

The following table reflects the number of common units issued and the net proceeds received from underwritten and other common unit offerings completed during the six months ended June 30, 2007:

	Net Proceeds from Sale of Common Units
	Number of	Contributed	Contributed by	Total
	common units	by Limited	General	Net
	issued	Partners	Partner	Proceeds
February DRIP and EUPP	438,631	$ 12,495	$ 255	$ 12,750
May DRIP and EUPP	494,169	15,181	622	15,803
Total 2007	932,800	$ 27,676	$ 877	$ 28,553

Summary of Changes in Outstanding Units

The following table summarizes changes in our outstanding units since December 31, 2006:

		Restricted
	Common	Common
	Units	Units
Balance, December 31, 2006	431,303,193	1,105,237
Units issued in connection with DRIP and EUPP	932,800	--
Units issued in connection with equity-based awards	230,500	--
Restricted common units issued	--	620,140
Forfeiture or settlement of restricted units	--	(129,053)
Balance, June 30, 2007	432,466,493	1,596,324

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2006:

		Restricted
	Common	Common
	Units	Units	Total
Balance, December 31, 2006	$ 6,320,577	$ 9,340	$ 6,329,917
Net income	198,010	566	198,576
Operating leases paid by EPCO	1,029	3	1,032
Cash distributions to partners	(406,778)	(1,048)	(407,826)
Net proceeds from sales of common units	27,676	--	27,676
Proceeds from exercise of unit options	7,139	--	7,139
Repurchase of restricted units and options	(512)	(1,056)	(1,568)
Unit option reimbursements to EPCO	(2,786)	--	(2,786)
Amortization of equity-based awards	1,590	3,584	5,174
Balance, June 30, 2007	$ 6,145,945	$ 11,389	$ 6,157,334

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

We paid incentive distributions of $26.3 million and $21.0 million to Enterprise Products GP during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, we paid incentive distributions of $51.6 million and $40.1 million, respectively, to Enterprise Products GP.

Our quarterly cash distributions for 2007 are presented in the following table:

Cash Distribution History
	Distribution	Record	Payment
	per Unit	Date	Date
1st Quarter 2007	$ 0.4750	Apr. 30, 2007	May 10, 2007
2nd Quarter 2007	$ 0.4825	Jul. 31, 2007	Aug. 9, 2007

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

Segment revenues include intersegment and intrasegment transactions, which are generally based on transactions made at market-related rates. Our consolidated revenues reflect the elimination of intercompany (both intersegment and intrasegment) transactions.

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

The following table presents our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2007	2006	2007	2006
Revenues (1)		$ 4,212,806	$ 3,517,853	$ 7,535,660	$ 6,767,927
Less:	Operating costs and expenses (1)	(3,960,672)	(3,323,585)	(7,085,151)	(6,370,448)
Add:	Equity in income (loss) of unconsolidated affiliates (1)	(6,211)	8,012	(32)	12,041
	Depreciation, amortization and accretion in operating costs and expenses (2)	121,161	107,952	240,653	212,768
	Operating lease expense paid by EPCO (2)	527	528	1,053	1,056
	Loss (gain) on sale of assets in operating costs and expenses (2)	5,737	(136)	5,664	(197)
Total segment gross operating margin		$ 373,348	$ 310,624	$ 697,847	$ 623,147

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

A reconciliation of our total segment gross operating margin to operating income and income before provision for income taxes, minority interest and the cumulative effect of change in accounting principle follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Total segment gross operating margin	$ 373,348	$ 310,624	$ 697,847	$ 623,147
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(121,161)	(107,952)	(240,653)	(212,768)
Operating lease expense paid by EPCO	(527)	(528)	(1,053)	(1,056)
Gain (loss) on sale of assets in operating costs and expenses	(5,737)	136	(5,664)	197
General and administrative costs	(31,361)	(16,235)	(47,991)	(29,975)
Consolidated operating income	214,562	186,045	402,486	379,545
Other expense, net	(68,528)	(52,940)	(129,958)	(109,048)
Income before provision for income taxes, minority interest
and cumulative effect of change in accounting principle	$ 146,034	$ 133,105	$ 272,528	$ 270,497

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
		Onshore
	NGL	Natural Gas	Offshore		Adjustments
	Pipelines	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended June 30, 2007	$ 3,022,604	$ 459,202	$ 55,130	$ 539,637	$ --	$ 4,076,573
Three months ended June 30, 2006	2,553,212	308,410	29,506	513,291	--	3,404,419
Six months ended June 30, 2007	5,387,722	875,432	88,113	983,918	--	7,335,185
Six months ended June 30, 2006	4,891,908	721,411	51,858	899,241	--	6,564,418

Revenues from related parties:
Three months ended June 30, 2007	66,155	69,101	977	--	--	136,233
Three months ended June 30, 2006	37,101	75,914	419	--	--	113,434
Six months ended June 30, 2007	76,058	123,103	1,305	9	--	200,475
Six months ended June 30, 2006	44,049	158,869	591	--	--	203,509

Intersegment and intrasegment revenues:
Three months ended June 30, 2007	1,151,803	42,917	499	123,044	(1,318,263)	--
Three months ended June 30, 2006	1,077,547	31,588	390	103,449	(1,212,974)	--
Six months ended June 30, 2007	2,274,650	61,486	1,047	228,041	(2,565,224)	--
Six months ended June 30, 2006	1,973,792	59,729	703	186,266	(2,220,490)	--

Total revenues:
Three months ended June 30, 2007	4,240,562	571,220	56,606	662,681	(1,318,263)	4,212,806
Three months ended June 30, 2006	3,667,860	415,912	30,315	616,740	(1,212,974)	3,517,853
Six months ended June 30, 2007	7,738,430	1,060,021	90,465	1,211,968	(2,565,224)	7,535,660
Six months ended June 30, 2006	6,909,749	940,009	53,152	1,085,507	(2,220,490)	6,767,927

Equity in income (loss) of unconsolidated affiliates:
Three months ended June 30, 2007	1,089	1,212	(8,846)	334	--	(6,211)
Three months ended June 30, 2006	1,924	904	4,769	415	--	8,012
Six months ended June 30, 2007	1,680	2,241	(4,771)	818	--	(32)
Six months ended June 30, 2006	3,442	1,506	6,703	390	--	12,041

Gross operating margin by individual
business segment and in total:
Three months ended June 30, 2007	208,805	83,163	31,046	50,334	--	373,348
Three months ended June 30, 2006	146,414	86,651	20,515	57,044	--	310,624
Six months ended June 30, 2007	399,499	159,678	50,753	87,917	--	697,847
Six months ended June 30, 2006	317,364	183,454	37,767	84,562	--	623,147

Segment assets:
At June 30, 2007	3,690,731	3,684,425	1,169,248	557,478	1,632,248	10,734,130
At December 31, 2006	3,249,486	3,611,974	734,659	502,345	1,734,083	9,832,547

Investments in and advances
to unconsolidated affiliates (see Note 7):
At June 30, 2007	122,488	204,290	491,188	18,125	--	836,091
At December 31, 2006	111,229	124,591	310,136	18,603	--	564,559

Intangible Assets (see Note 8):
At June 30, 2007	391,448	369,940	142,388	46,484	--	950,260
At December 31, 2006	417,950	386,149	152,376	47,480	--	1,003,955

Goodwill (see Note 8):
At June 30, 2007	152,701	282,121	82,135	73,690	--	590,647
At December 31, 2006	152,595	282,121	82,135	73,690	--	590,541

The following table summarizes the contribution to consolidated revenues from the sale of NGL, natural gas and petrochemical products for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
NGL Pipelines & Services:
Sale of NGL products	$ 2,923,058	$ 2,423,219	$ 5,114,682	$ 4,615,235
Percent of consolidated revenues	69%	69%	68%	68%
Onshore Natural Gas Pipelines & Services:
Sale of natural gas	422,722	268,601	783,753	636,145
Percent of consolidated revenues	10%	8%	10%	9%
Petrochemical Services:
Sale of petrochemical products	436,309	396,439	824,061	739,789
Percent of consolidated revenues	10%	11%	11%	11%

Note 12. Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues from consolidated operations:
EPCO and affiliates	$ 64,127	$ 33,448	$ 72,669	$ 39,080
Unconsolidated affiliates	72,106	79,986	127,806	164,429
Total	$ 136,233	$ 113,434	$ 200,475	$ 203,509
Operating costs and expenses:
EPCO and affiliates	$ 74,681	$ 71,105	$ 153,354	$ 166,062
Unconsolidated affiliates	10,941	7,904	16,214	14,590
Total	$ 85,622	$ 79,009	$ 169,568	$ 180,652
General and administrative costs:
EPCO and affiliates	$ 20,733	$ 10,830	$ 33,788	$ 21,838

Relationship with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not part of our consolidated group of companies:

▪	EPCO and its private company subsidiaries;
▪	Enterprise Products GP, our sole general partner;
▪	Enterprise GP Holdings, which owns and controls our general partner;
▪	TEPPCO and TEPPCO GP, which are controlled by Enterprise GP Holdings ; and
▪	the Employee Partnerships.

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

EPCO is a private company controlled by Dan L. Duncan, who is also a director and Chairman of Enterprise Products GP, our general partner. At June 30, 2007, EPCO and its affiliates beneficially owned 146,317,198 (or 33.7%) of our outstanding common units, which include 13,454,498 of our common units owned by Enterprise GP Holdings. In addition, at June 30, 2007, EPCO and its affiliates beneficially owned 90.1% of the limited partner interests of Enterprise GP Holdings and 100% of its general partner, EPE Holdings. Enterprise GP Holdings owns all of the membership interests of Enterprise Products GP. The principal business activity of Enterprise Products GP is to act as our managing partner. The executive officers and certain of the directors of Enterprise Products GP and EPE Holdings are employees of EPCO.

In connection with its general partner interest in us, Enterprise Products GP received cash distributions of $59.9 million and $47.3 million from us during the six months ended June 30, 2007 and 2006, respectively. These amounts include incentive distributions of $51.6 million and $40.1 million for the six months ended June 30, 2007 and 2006, respectively.

We and Enterprise Products GP are both separate legal entities apart from each other and apart from EPCO, Enterprise GP Holdings and their respective other affiliates, with assets and liabilities that are separate from those of EPCO, Enterprise GP Holdings and their respective other affiliates. EPCO and its private company subsidiaries depend on the cash distributions they receive from us, Enterprise GP Holdings and other investments to fund their other operations and to meet their debt obligations. Enterprise GP Holdings, EPCO and its private company affiliates received $185.8 million and $163.4 million in cash distributions from us during the six months ended June 30, 2007 and 2006, respectively.

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

Relationship with TEPPCO

We received $21.6 million and $11.5 million from TEPPCO during the three months ended June 30, 2007 and 2006, respectively, primarily from the sale of NGLs. We received $30.1 million and $17.0 million from TEPPCO during the six months ended June 30, 2007 and 2006, respectively, primarily from the sale of NGLs. We paid TEPPCO $2.8 million and $6.2 million for NGL pipeline transportation and storage services during the three months ended June 30, 2007 and 2006, respectively. We paid TEPPCO $9.3 million and $10.6 million for NGL pipeline transportation and storage services during the six months ended June 30, 2007 and 2006, respectively.

Purchase and lease of pipelines for DEP South Texas NGL Pipeline System from TEPPCO. In January 2007, we purchased a 10-mile segment of pipeline from TEPPCO located in the Houston area for $8.0 million that is part of the DEP South Texas NGL Pipeline System. In addition, we entered into a lease with TEPPCO for an 11-mile interconnecting pipeline located in the Houston area. The primary term of this lease expires in September 2007, and will continue on a month-to-month basis subject to termination by either party upon 60 days notice. This pipeline is being leased by a subsidiary of Duncan Energy Partners in connection with operations on its DEP South Texas NGL Pipeline System until construction of a parallel pipeline is completed in December 2007.

Jonah Joint Venture with TEPPCO. In August 2006, we formed a joint venture with TEPPCO to be partners in TEPPCO’s Jonah Gas Gathering Company, or Jonah. Jonah owns the Jonah Gas Gathering System (the “Jonah Gathering System”), located in the Greater Green River Basin of southwestern Wyoming. The Jonah Gathering System gathers and transports natural gas produced from the Jonah and Pinedale fields to regional natural gas processing plants and major interstate pipelines that deliver natural gas to end-user markets.

Prior to entering into the Jonah joint venture, we managed the construction of the Phase V expansion and funded the initial construction costs under a letter of intent we signed in February 2006. In connection with the joint venture arrangement, we and TEPPCO will continue the Phase V expansion, which is expected to increase the capacity of the Jonah Gathering System from 1.5 Bcf/d to 2.3 Bcf/d. The Phase V expansion is also expected to significantly reduce system operating pressures, which we anticipate will lead to increased production rates and ultimate reserve recoveries. The first portion of the expansion, which is expected to increase the system gathering capacity to 2.0 Bcf/d, was completed in July 2007. The second portion of the expansion is expected to be completed by the first quarter of 2008. We will operate the Jonah Gathering System.

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

Since August 1, 2006, we and TEPPCO equally share in the construction costs of the Phase V expansion. TEPPCO has reimbursed us $176.0 million for its share of the Phase V costs. At June 30, 2007, we had a receivable from TEPPCO of $10.9 million for additional Phase V costs incurred through June 30, 2007.

Upon completion of the expansion project and based on the formula in the joint venture partnership agreement, we expect to own an interest in Jonah of approximately 20%, with TEPPCO owning the remaining 80%. At June 30, 2007, we and TEPPCO owned an approximate 19.6% interest and 80.4% interest, respectively, in Jonah. For the six months ended June 30, 2007, our earnings sharing ratio in Jonah was 4.7% compared to TEPPCO’s 95.3%.

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

On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to us along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners. Duncan Energy Partners used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to Enterprise Products Partners, resulting in the final amount of 5,351,571 common units beneficially owned by Enterprise Products Partners. We used the cash received from Duncan Energy Partners to temporarily reduce amounts outstanding under EPO’s Multi-Year Revolving Credit Facility.

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

In addition to the 34% direct ownership interest we retained in such entities, we also own the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units at June 30, 2007. Accordingly, we have in effect retained a net economic interest in Duncan Energy Partners’ of approximately 52.7% as of June 30, 2007. EPO directs the business operations of

Duncan Energy Partners indirectly through its ownership and control of the general partner of Duncan Energy Partners.

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

We may contribute or sell other equity interests in our subsidiaries to Duncan Energy Partners and use the proceeds we receive from Duncan Energy Partners to fund our capital spending program. We have no obligation or commitment to make such contributions or sales to Duncan Energy Partners.

Relationship with Energy Transfer Equity

Enterprise GP Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007. As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.

For the two months ended June 30, 2007, we recorded $42.6 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities, and incurred $5.8 million in operating costs and expenses. We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from us. The contract continues until March 31, 2010 and contains renewal and extension options. We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to us.

Relationships with Unconsolidated Affiliates

Our significant related party revenue and expense transactions with unconsolidated affiliates consist of the sale of natural gas to Evangeline and the purchase of NGL storage, transportation and fractionation services from Promix. In addition, we sell natural gas to Promix and process natural gas at VESCO. For additional information regarding our unconsolidated affiliates, see Note 7.

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to Enterprise Products GP for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$ 142,154	$ 126,295	$ 254,199	$ 260,072
Less incentive earnings allocations to Enterprise Products GP	(26,310)	(20,997)	(51,570)	(40,112)
Net income available after incentive earnings allocation	115,844	105,298	202,629	219,960
Multiplied by Enterprise Products GP ownership interest	2.0%	2.0%	2.0%	2.0%
Standard earnings allocation to Enterprise Products GP	$ 2,317	$ 2,106	$ 4,053	$ 4,399

Incentive earnings allocation to Enterprise Products GP	$ 26,310	$ 20,997	$ 51,570	$ 40,112
Standard earnings allocation to Enterprise Products GP	2,317	2,106	4,053	4,399
Enterprise Products GP interest in net income	$ 28,627	$ 23,103	$ 55,623	$ 44,511

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Income before change in accounting principle
and Enterprise Products GP interest	$ 142,154	$ 126,295	$ 254,199	$ 258,597
Cumulative effect of change in accounting principle	--	--	--	1,475
Net income	142,154	126,295	254,199	260,072
Enterprise Products GP interest in net income	(28,627)	(23,103)	(55,623)	(44,511)
Net income available to limited partners	$ 113,527	$ 103,192	$ 198,576	$ 215,561
BASIC EARNINGS PER UNIT
Numerator
Income before change in accounting principle
and Enterprise Products GP interest	$ 142,154	$ 126,295	$ 254,199	$ 258,597
Cumulative effect of change in accounting principle	--	--	--	1,475
Enterprise Products GP interest in net income	(28,627)	(23,103)	(55,623)	(44,511)
Limited partners’ interest in net income	$ 113,527	$ 103,192	$ 198,576	$ 215,561
Denominator
Common units	432,213	408,275	431,925	401,820
Time-vested restricted units	1,329	968	1,220	862
Total	433,542	409,243	433,145	402,682
Basic earnings per unit
Income before change in accounting principle
and Enterprise Products GP interest	$ 0.33	$ 0.31	$ 0.59	$ 0.64
Cumulative effect of change in accounting principle	--	--	--	0.01
Enterprise Products GP interest in net income	(0.07)	(0.06)	(0.13)	(0.11)
Limited partners’ interest in net income	$ 0.26	$ 0.25	$ 0.46	$ 0.54
DILUTED EARNINGS PER UNIT
Numerator
Income before change in accounting principle
and Enterprise Products GP interest	$ 142,154	$ 126,295	$ 254,199	$ 258,597
Cumulative effect of change in accounting principle	--	--	--	1,475
Enterprise Products GP interest in net income	(28,627)	(23,103)	(55,623)	(44,511)
Limited partners’ interest in net income	$ 113,527	$ 103,192	$ 198,576	$ 215,561
Denominator
Common units	432,213	408,275	431,925	401,820
Time-vested restricted units	1,329	968	1,220	862
Performance-based restricted units	9	27	9	27
Incremental option units	576	234	547	241
Total	434,127	409,504	433,701	402,950
Diluted earnings per unit
Income before change in accounting principle
and Enterprise Products GP interest	$ 0.33	$ 0.31	$ 0.59	$ 0.64
Cumulative effect of change in accounting principle	--	--	--	0.01
Enterprise Products GP interest in net income	(0.07)	(0.06)	(0.13)	(0.11)
Limited partners’ interest in net income	$ 0.26	$ 0.25	$ 0.46	$ 0.54

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

On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and us or our affiliates.  Mr. Brinkerhoff filed an amended complaint on July 12, 2007. The amended complaint names as defendants (i) TEPPCO, its current and certain former directors, and certain of its affiliates; (ii) us and certain of our affiliates; (iii) EPCO, Inc.; and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants have caused TEPPCO to enter into certain transactions with us or our affiliates that were unfair to TEPPCO or otherwise unfairly favored us or our affiliates over TEPPCO.  These transactions are alleged to include the joint venture to further expand the Jonah Gathering System entered into by TEPPCO and one of our affiliates in August 2006 and the sale by TEPPCO to one of our affiliates of the Pioneer gas processing plant in March 2006. The amended complaint seeks (i) rescission of these transactions or an award of rescissory damages with respect thereto; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. We believe this lawsuit is without merit and intend to vigorously defend against it. See Note 12 for additional information regarding our relationship with TEPPCO.

On February 13, 2007, EPO received notice from the U.S. Department of Justice (“DOJ”) that it was the subject of a criminal investigation related to an ammonia release in Kingman County, Kansas on October 27, 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”). EPO is the operator of this pipeline. On February 14, 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the DOJ regarding this incident and a previous release of ammonia on September 27, 2004 from the same pipeline.  The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents.  Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate. EPO is cooperating with the DOJ and is pursuing a resolution acceptable to all parties.  EPO is seeking defense and indemnity under the pipeline operating agreement between it and Magellan. At this time, we do not believe that a final resolution of either the criminal investigation by the DOJ or the civil claims by the ENRD will have a material impact on our consolidated financial position, results of operations or cash flows.

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

There have been no material changes in our operating lease commitments since December 31, 2006, except for the commitments associated with a new natural gas storage lease. In order to provide firm natural gas transportation and storage services under long-term agreements with CenterPoint Energy Resources Corp. (“CenterPoint Energy”) in Houston, Texas, we entered into a 2-year agreement during the second quarter of 2007 for firm natural gas storage capacity in Texas. Our rental payments under the lease are at a fixed rate. Contingent rental payments are based upon the actual volume of natural gas we inject or withdrawal from the storage cavern over the term of the lease agreement. The incremental future minimum lease payments associated with our new natural gas storage lease are $3.7 million in 2007, $4.9 million in 2008 and $1.2 million in 2009. CenterPoint Energy will reimburse us for the costs we incur associated with this natural gas storage lease.

Lease and rental expense included in operating costs and expenses was $11.8 million and $10.0 million during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, lease and rental expense included in operating costs and expenses was $19.9 million and $19.7 million, respectively.

Contractual Obligations

With the exception of the debt incurred by Duncan Energy Partners in connection with its initial public offering and the issuance of Junior Notes B by EPO, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our annual report on Form 10-K for the year ended December 31, 2006. See Note 9 for additional information regarding the debt obligations of Duncan Energy Partners and the issuance of Junior Notes B.

Performance Guaranty

In December 2004, a subsidiary of ours entered into the Independence Hub Agreement with six oil and natural gas producers. We guaranteed to the producers the construction-related performance of our subsidiary up to an amount of $340.8 million. The performance guaranty expired during the second quarter of 2007.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally make claims against such parties or have claims made against us as a result of disputes related to contractual agreements or similar arrangements. As of June 30, 2007, our contingent claims against such parties were approximately $1.9 million and claims against us were approximately $33.8 million. These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated. However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote. Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 15. Significant Risks and Uncertainties – Weather-Related Risks

The following is a discussion of the general status of our insurance claims related to recent significant storm events. To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that a change in our estimates may occur as additional information becomes available. To the extent we receive nonrefundable cash proceeds from business interruption insurance claims, they are recorded as revenue in our Unaudited Condensed Statements of Consolidated Operations in the period of receipt.

Hurricane Ivan insurance claims. We have submitted business interruption insurance claims for our estimated losses caused by Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004. We are continuing our efforts to collect residual balances and expect to complete the process during 2007.

Hurricanes Katrina and Rita insurance claims. Hurricanes Katrina and Rita, both significant storms, affected certain of our Gulf Coast assets in August and September of 2005, respectively. We continue to pursue collection of our property damage and business interruption claims related to Hurricanes Katrina and Rita.

The following table summarizes the proceeds we received for the three and six months ended June 30, 2007 and 2006 from business interruption and property damage insurance claims with respect to certain named storms:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Business interruption proceeds:
Hurricane Ivan	$ --	$ 2,021	$ 377	$ 12,226
Hurricane Katrina	13,199	--	13,199	--
Hurricane Rita	8,258	--	8,258	--
Other	--	--	996	--
Total proceeds	21,457	2,021	22,830	12,226
Property damage proceeds:
Hurricane Ivan	204	--	1,273	24,104
Hurricane Katrina	6,563	--	6,563	--
Other	--	--	184	--
Total proceeds	6,767	--	8,020	24,104
Total	$ 28,224	$ 2,021	$ 30,850	$ 36,330

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

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	For the Six Months
	Ended June 30,
	2007	2006
Decrease (increase) in:
Accounts and notes receivable	$ (272,644)	$ 117,826
Inventories	1,580	(111,631)
Prepaid and other current assets	(43,145)	(48,347)
Other assets	3,308	7,601
Increase (decrease) in:
Accounts payable	33,418	12,898
Accrued gas payable	187,642	19,402
Accrued expenses	98,219	35,911
Accrued interest	3,972	(1,248)
Other current liabilities	(16,937)	45,843
Other long-term liabilities	362	(3,563)
Net effect of changes in operating accounts	$ (4,225)	$ 74,692

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. We received $48.6 million and $34.9 million as contributions in aid of our construction costs during the six months ended June 30, 2007 and 2006, respectively.

Note 17. Condensed Financial Information of EPO

EPO conducts substantially all of our business. Currently, we have no independent operations and no material assets outside those of EPO. EPO consolidates the financial statements of Duncan Energy Partners with those of its own.

We guarantee the consolidated debt obligations of EPO with the exception of the Dixie revolving credit facility, Duncan Energy Partners’ credit facility and the senior subordinated notes assumed in connection with the GulfTerra Merger. If EPO were to default on any debt we guarantee, we would be responsible for full repayment of that obligation. See Note 9 for additional information regarding our consolidated debt obligations.

The reconciling items between our consolidated financial statements and those of EPO are insignificant. The following table presents condensed consolidated balance sheet data for EPO at the dates indicated:

	June 30,	December 31,
	2007	2006
ASSETS
Current assets	$ 2,172,755	$ 1,915,937
Property, plant and equipment, net	10,734,128	9,832,547
Investments in and advances to unconsolidated affiliates, net	836,091	564,559
Intangible assets, net	950,260	1,003,955
Goodwill	590,647	590,541
Deferred tax asset	2,051	1,632
Other assets	77,630	74,103
Total	$ 15,363,562	$ 13,983,274

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$ 2,203,066	$ 1,986,444
Long-term debt	6,259,715	5,295,590
Other long-term liabilities	126,026	99,845
Minority interest	439,812	136,249
Partners’ equity	6,334,943	6,465,146
Total	$ 15,363,562	$ 13,983,274

Total EPO debt obligations guaranteed by us	$ 6,108,881	$ 5,314,000

The following table presents condensed consolidated statements of operations data for EPO for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$ 4,212,806	$ 3,517,853	$ 7,535,660	$ 6,767,927
Costs and expenses	3,989,249	3,339,326	7,128,979	6,397,972
Equity in income (loss) of unconsolidated affiliates	(6,211)	8,012	(32)	12,041
Operating income	217,346	186,539	406,649	381,996
Other expense	(69,123)	(53,413)	(131,087)	(109,925)
Income before provision for income taxes, minority
interest and change in accounting principle	148,223	133,126	275,562	272,071
Provision for income taxes	1,845	(6,272)	(6,934)	(9,164)
Income before minority interest and change in
accounting principle	150,068	126,854	268,628	262,907
Minority interest	(5,778)	(534)	(11,521)	(2,733)
Income before change in accounting principle	144,290	126,320	257,107	260,174
Cumulative effect of change in accounting principle	--	--	--	1,475
Net income	$ 144,290	$ 126,320	$ 257,107	$ 261,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2007 and 2006.

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and our accompanying notes included under Item 1 of this quarterly report on Form 10-Q and with the information contained within our annual report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis includes the following:

▪	Overview of Business.

▪	Results of Operations – Discusses material period-to-period variances in our Unaudited Condensed Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and analyzes cash flows.

▪	Critical Accounting Policies – Presents accounting policies that are among the most significant to the portrayal of our financial condition and results of operations.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

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

In addition, references to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded Delaware limited partnership, which is an affiliate of us. References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company LLC, which is the general partner of TEPPCO and wholly owned by Enterprise GP Holdings L.P. (“Enterprise GP Holdings”).

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

We conduct substantially all of our business through Enterprise Products Operating LLC (“EPO”), as successor in interest by merger to Enterprise Products Operating L.P. We are owned 98% by our limited partners and 2% by Enterprise Products GP, LLC (our general partner, referred to as “Enterprise Products GP”). Enterprise Products GP is owned 100% by Enterprise GP Holdings, a publicly traded affiliate listed on the NYSE under the ticker symbol “EPE.” We, Enterprise Products GP and Enterprise GP Holdings are affiliates and under common control of Dan L. Duncan, the Chairman and the controlling shareholder of EPCO, Inc. (“EPCO”).

Recent Developments

The following information highlights our significant developments since January 1, 2007 through the date of this filing.

▪

In August 2007, we completed the expansion of our petrochemical assets in Mont Belvieu and southeast Texas. This expansion project included (i) the construction of a fourth propylene fractionator at our Mont Belvieu complex, which will increase our propylene/propane fractionation capacity by approximately 15 MBPD, and (ii) the expansion of two refinery grade propylene gathering pipelines which will add 50 MBPD of gathering capacity into Mont Belvieu.

▪

In August 2007, we completed construction of our Hobbs NGL fractionator, which is designed to handle up to 75 MBPD of mixed NGLs. The new fractionator is located at the interconnection of our Mid-America Pipeline System and our Seminole Pipeline near Hobbs, New Mexico.

▪

In July 2007, our Independence Hub platform and Independence Trail pipeline received first production from deepwater production wells connected to the Independence Hub platform. As a result, these assets began earning fee-based revenues for natural gas processing and transportation services. These amounts are in addition to the demand fee revenues that Independence Hub began earning in March 2007.

▪

In July 2007, we announced changes to our senior management team that became effective August 1, 2007. The board of directors of our general partner elected Michael A. Creel president and chief executive officer, W. Randall Fowler executive vice president and chief financial officer, and William Ordemann executive vice president and chief operating officer. Mr. Creel replaces Robert G. Phillips who resigned effective June 30, 2007. Mr. Fowler was promoted to fill the position left vacant by Mr. Creel’s promotion. Mr. Ordemann was promoted to fill the position vacated by Dr. Ralph S. Cunningham, who is now the chief executive officer of Enterprise GP Holdings. Mr. Creel had previously held this position.

▪	In July 2007, we completed the first portion of the Phase V Expansion of the Jonah Gathering System, which will increase the system gathering capacity to 2.0 Bcf/d.

▪

In June 2007, we announced the completion of our project to expand the capabilities of our import/export terminal at the Houston Ship Channel to handle incremental volumes of natural gas liquids and liquefied petroleum gases.

▪

In May 2007, EPO sold $700 million in principal amount of fixed/floating unsecured junior subordinated notes due January 2068. For additional information regarding this issuance of debt, see “Liquidity and Capital Resources — Debt Obligations” included within this Item 2.

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

Based on information currently available, we estimate our consolidated capital spending for the remainder of 2007 (i.e., the third and fourth quarters) will approximate $984.0 million, which includes estimated expenditures of approximately $900.0 million for growth capital projects and acquisitions and $84.0 million for sustaining capital expenditures. For information regarding selected major growth capital projects, please see “Capital Spending” under Item 7 of the annual report on Form 10-K for the year ended December 31, 2006.

Our forecast of consolidated capital expenditures is based on our strategic operating and growth plans, which are dependent upon our ability to generate the required funds from either operating cash flows or from other means, including borrowings under debt agreements, issuance of equity, and potential divestitures of certain assets to third and/or related parties. Our forecast of capital expenditures may change due to factors beyond our control, such as weather related issues, changes in supplier prices, changes in our estimates or adverse economic conditions. Furthermore, our forecast may change as a result of decisions made by management at a later date, which may include acquisitions or decisions to take on additional partners.

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

The following table summarizes our cash basis capital spending by activity for the periods indicated (dollars in thousands):

	For the Six Months Ended June 30,
	2007	2006
Capital spending for business combinations:
Additional ownership interests in Dixie Pipeline Company (“Dixie”) and other	$ 785	$ --
Total	785	--
Capital spending for property, plant and equipment:
Growth capital projects, net	1,029,382	514,743
Sustaining capital projects	51,311	63,835
Total	1,080,693	578,578
Capital spending attributable to unconsolidated affiliates:
Investments in and advances to unconsolidated affiliates (1)	307,032	104,762
Total	307,032	104,762
Total capital spending	$ 1,388,510	$ 683,340

(1) Includes $216.5 million in cash contributions to Cameron Highway Oil Pipeline Company (“Cameron Highway”) to fund our share of the repayment of its debt obligations.

Our capital spending for growth capital projects (as presented in the preceding table) are net of amounts we received from third parties as contributions in aid of our construction costs. Such contributions were $48.6 million and $34.9 million for the six months ended June 30, 2007 and 2006, respectively. On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.

At June 30, 2007, we had $551.3 million in outstanding purchase commitments. These commitments primarily relate to growth capital projects in the Rocky Mountains that are expected to be placed in service in 2007 and 2008 and the Shenzi Oil Export Pipeline Project, which is expected to be completed in 2009.

We own a 50.0% interest in Cameron Highway, which owns a crude oil pipeline that gathers production from deepwater areas of the Gulf of Mexico, primarily the South Green Canyon area, for delivery to refineries and terminals in southeast Texas. In May 2007, we made an approximate $191.0 million cash contribution to Cameron Highway. This capital contribution, along with an equal amount contributed by our joint venture partner in Cameron Highway, was used by Cameron Highway to repay $365.0 million outstanding under its Series A notes and $14.1 million of related make-whole premiums and accrued interest. In June 2007, we and our joint venture partner in Cameron Highway, made an additional capital contribution of approximately $25.5 million each. These capital contributions were used by Cameron Highway to repay its Series B notes on June 7, 2007. The amount of the repayment was $50.9 million, which included $0.9 million of related make-whole premiums and accrued interest. As of June 30, 2007, Cameron Highway no longer has any outstanding debt.

In March 2007, we announced the successful installation of our Independence Hub platform at its deepwater site in the Mississippi Canyon of the eastern Gulf of Mexico. As a result of this event, the Independence Hub platform has started earning demand revenues. With the installation now complete, control of the Independence Hub will be transferred to Anadarko Petroleum Corporation as platform operator. First production from the fields served by the Independence Hub platform began in July 2007.

Pipeline Integrity Costs

Our NGL, petrochemical and natural gas pipelines are subject to pipeline safety programs administered by the U.S. Department of Transportation, through its Office of Pipeline Safety. The following table summarizes our pipeline integrity costs for the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Pipeline Integrity Costs
Operating Expense	$ 15,349	$ 8,412	$ 23,672	$ 14,292
Capitalized	15,445	4,673	25,864	17,355
Total	$ 30,794	$ 13,085	$ 49,536	$ 31,647

We expect our net cash outlay for pipeline integrity program expenditures to approximate $29.7 million for the remainder of 2007. Our forecast is net of certain costs we expect to recover from El Paso in connection with an indemnification agreement. During the second quarter of 2007, we received $30.9 million from El Paso related to our 2006 expenditures, which leaves a remainder $0.2 million to be collected for 2006 expenditures. For the remainder of 2007, $5.4 million is reimbursable by El Paso for 2007 pipeline integrity costs.

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

We define total segment gross operating margin as consolidated operating income before (i) depreciation, amortization and accretion expense; (ii) operating lease expenses for which we do not have the payment obligation; (iii) gains and losses on the sale of assets; and (iv) general and administrative costs. Gross operating margin is exclusive of other income and expense transactions, provision for income taxes, minority interest, extraordinary charges and the cumulative effect of change in accounting principle. Gross operating margin by segment is calculated by subtracting segment operating costs and expenses (net of the adjustments noted above) from segment revenues, with both segment totals before the elimination of intersegment and intrasegment transactions. Intercompany accounts and transactions are eliminated in consolidation.

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

								Polymer	Refinery
	Natural				Normal		Natural	Grade	Grade
	Gas,	Crude Oil,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/barrel	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
2006
1st Quarter	$9.01	$63.35	$0.57	$0.94	$1.20	$1.27	$1.38	$0.45	$0.40
2nd Quarter	$6.80	$70.53	$0.68	$1.05	$1.22	$1.26	$1.52	$0.50	$0.44
3rd Quarter	$6.58	$70.44	$0.76	$1.10	$1.28	$1.30	$1.53	$0.51	$0.46
4th Quarter	$6.56	$60.03	$0.62	$0.95	$1.11	$1.12	$1.31	$0.44	$0.35
2006 Averages	$7.24	$66.09	$0.66	$1.01	$1.20	$1.24	$1.44	$0.47	$0.41

2007
1st Quarter	$6.77	$58.02	$0.59	$0.97	$1.13	$1.22	$1.37	$0.45	$0.40
2nd Quarter	$7.55	$64.97	$0.72	$1.13	$1.33	$1.45	$1.65	$0.51	$0.46
2007 Averages	$7.16	$61.49	$0.66	$1.05	$1.23	$1.33	$1.51	$0.48	$0.43

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2007	2006	2007	2006
NGL Pipelines & Services, net:
NGL transportation volumes (MBPD)	1,696	1,586	1,652	1,515
NGL fractionation volumes (MBPD)	370	308	361	282
Equity NGL production (MBPD)	67	61	68	59
Fee-based natural gas processing (MMcf/d)	2,405	2,465	2,403	2,138
Onshore Natural Gas Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	6,325	5,907	6,206	5,979
Offshore Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	1,294	1,523	1,338	1,500
Crude oil transportation volumes (MBPD)	175	161	164	137
Platform gas processing (Mcf/d)	188	158	175	158
Platform oil processing (MBPD)	24	18	22	12
Petrochemical Services, net:
Butane isomerization volumes (MBPD)	89	83	92	84
Propylene fractionation volumes (MBPD)	55	56	58	54
Octane additive production volumes (MBPD)	10	9	8	7
Petrochemical transportation volumes (MBPD)	103	93	102	90
Total, net:
NGL, crude oil and petrochemical transportation volumes (MBPD)	1,974	1,840	1,918	1,742
Natural gas transportation volumes (BBtus/d)	7,619	7,430	7,544	7,479
Equivalent transportation volumes (MBPD) (1)	3,979	3,795	3,903	3,710

(1) Reflects equivalent energy volumes where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$ 4,212,806	$ 3,517,853	$ 7,535,660	$ 6,767,927
Operating costs and expenses	3,960,672	3,323,585	7,085,151	6,370,448
General and administrative costs	31,361	16,235	47,991	29,975
Equity in income (loss) of unconsolidated affiliates	(6,211)	8,012	(32)	12,041
Operating income	214,562	186,045	402,486	379,545
Interest expense	71,275	56,333	134,633	114,410
Net income	142,154	126,295	254,199	260,072

Our gross operating margin by segment and in total is as follows for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Gross operating margin by segment:
NGL Pipelines & Services	$ 208,805	$ 146,414	$ 399,499	$ 317,364
Onshore Natural Gas Pipelines & Services	83,163	86,651	159,678	183,454
Offshore Pipelines & Services	31,046	20,515	50,753	37,767
Petrochemical Services	50,334	57,044	87,917	84,562
Total segment gross operating margin	$ 373,348	$ 310,624	$ 697,847	$ 623,147

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for income taxes, minority interest and the cumulative effect of change in accounting principle, see “Other Items – Non-GAAP reconciliations” included within this Item 2.

The following table summarizes the contribution to consolidated revenues from the sale of NGL, natural gas and petrochemical products during the periods indicated (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
NGL Pipelines & Services:
Sale of NGL products	$ 2,923,058	$ 2,423,219	$ 5,114,682	$ 4,615,235
Percent of consolidated revenues	69%	69%	68%	68%
Onshore Natural Gas Pipelines & Services:
Sale of natural gas	422,722	268,601	783,753	636,145
Percent of consolidated revenues	10%	8%	10%	9%
Petrochemical Services:
Sale of petrochemical products	436,309	396,439	824,061	739,789
Percent of consolidated revenues	10%	11%	11%	11%

As noted in the following sections, changes in our revenues period-to-period are explained in part by changes in energy commodity prices.

Comparison of Three Months Ended June 30, 2007 with
Three Months Ended June 30, 2006

Consolidated revenues increased $695.0 million quarter-to-quarter to $4.2 billion for the second quarter of 2007 from $3.5 billion for the second quarter of 2006. The quarter-to-quarter increase in consolidated revenues is primarily due to higher sales volumes and energy commodity prices in the second quarter of 2007 relative to the second quarter of 2006. These factors accounted for a $693.8 million increase in consolidated revenues from our NGL, natural gas and petrochemical marketing activities. Revenues for the second quarter of 2007 include $21.5 million of proceeds from business interruption insurance associated with Hurricanes Katrina and Rita in 2005. Revenues for the second quarter of 2006 include $2.0 million of proceeds from business interruption insurance associated with Hurricane Ivan in 2004.

Operating costs and expenses were $4.0 billion for the second quarter of 2007 versus $3.3 billion for the second quarter of 2006. The $637.1 million quarter-to-quarter increase in consolidated operating costs and expenses is primarily due to an increase in the cost of sales associated with our marketing activities. The cost of sales of our NGL, natural gas and petrochemical products increased $423.4 million quarter-to-quarter as a result of an increase in volumes and higher energy commodity prices. Operating costs and expenses associated with our natural gas processing plants increased $37.9 million quarter-to-quarter as a result of higher energy commodity prices and processing volumes in the second quarter of 2007 compared to the second quarter of 2006. The second quarter of 2007 includes $54.0 million of consolidated operating costs and expenses attributable to businesses we acquired or assets we placed in-service after the second quarter of 2006.

General and administrative costs were $31.4 million for the second quarter of 2007 compared to $16.2 million for the second quarter of 2006. The $15.1 million quarter-to-quarter increase in general and administrative costs is primarily due to the recognition of a severance obligation to our former chief executive officer in the second quarter of 2007 and higher accounting and legal fees in the second quarter of 2007 compared to the second quarter of 2006.

Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.13 per gallon during the second quarter of 2007 versus $1.04 per gallon during the second quarter of 2006. Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production. The market price of natural gas (as measured at Henry Hub) averaged $7.55 per MMBtu during the second quarter of 2007 versus $6.80 per MMBtu during the second quarter of 2006. For additional historical energy commodity pricing information, see the table on page 46.

Equity earnings from our unconsolidated affiliates were a loss of $6.2 million for the second quarter of 2007 compared to earnings of $8.0 million for the second quarter of 2006. The second quarter of 2007 includes a $7.0 million non-cash impairment charge associated with our investment in the Nemo Gathering System. Equity earnings from our investment in Cameron Highway decreased $7.3 million quarter-to-quarter primarily due to expenses we recognized during the second quarter of 2007 for the early retirement of Cameron Highway’s debt. The second quarter of 2007 includes $1.1 million of equity earnings from our investment in Jonah.

Operating income for the second quarter of 2007 was $214.6 million compared to $186.0 million for the second quarter of 2006. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $28.6 million increase in operating income quarter-to-quarter.

Interest expense increased $14.9 million quarter-to-quarter primarily due to our issuance of junior subordinated notes in the third quarter of 2006 and the second quarter of 2007. In addition, our consolidated interest expense for the second quarter of 2007 includes $2.4 million associated with Duncan Energy Partners’ credit facility. Our average debt principal outstanding was $6.0 billion in the second quarter of 2007 compared to $4.8 billion in the second quarter of 2006. Provision for income taxes decreased $8.1 million quarter-to-quarter primarily due to amounts recorded in the second quarter of 2006 for the initial recognition of deferred taxes associated with the Texas Margin Tax. Minority interest expense increased $5.2 million quarter-to-quarter attributable to the public unit holders of Duncan Energy Partners.

As a result of items noted in the previous paragraphs, our consolidated net income increased $15.9 million quarter-to-quarter to $142.2 million in the second quarter of 2007 compared to $126.3 million in the second quarter of 2006.

The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

NGL Pipelines & Services.  Gross operating margin from this business segment was $208.8 million for the second quarter of 2007 compared to $146.4 million for the second quarter of 2006. The second quarter of 2007 includes $20.2 million of proceeds from business interruption insurance claims compared to $2.0 million of proceeds during the second quarter of 2006.  The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

Gross operating margin from our natural gas processing and related NGL marketing business was $102.0 million for the second quarter of 2007 compared to $79.9 million for the second quarter of 2006. Equity NGL production increased to 67 MBPD during the second quarter of 2007 from 61 MBPD during the second quarter of 2006. The $22.1 million quarter-to-quarter increase in gross operating margin is primarily due to higher processing fees and equity NGL production from our Louisiana gas plants and improved results from our NGL marketing activities, which benefited from higher sales volumes and margins in the second quarter of 2007 relative to the second quarter of 2006. Gross operating margin from our Chaco natural gas processing plant increased $7.1 million quarter-to-quarter primarily due to higher volumes. Also, the second quarter of 2007 includes $2.8 million of gross operating margin from contracts we acquired in connection with the Encinal acquisition in 2006.

Gross operating margin from our NGL pipelines and related storage business was $65.7 million for the second quarter of 2007 compared to $50.6 million for the second quarter of 2006. Total NGL transportation volumes increased to 1,696 MBPD during the second quarter of 2007 from 1,586 MBPD during the second quarter of 2006. The $15.1 million quarter-to-quarter increase in gross operating margin from this business is primarily due to higher NGL transportation volumes and higher tariffs charged to shippers on our Mid-America Pipeline System during the second quarter of 2007 relative to the same quarter in 2006. Also, segment gross operating margin for the second quarter of 2007 includes $5.3 million from the DEP South Texas NGL Pipeline, which was placed in-service in January 2007.

Gross operating margin from NGL fractionation was $21.0 million for the second quarter of 2007 compared to $13.9 million for the second quarter of 2006. Fractionation volumes increased from 308 MBPD during the second quarter of 2006 to 370 MBPD during the second quarter of 2007. The $7.1 million quarter-to-quarter increase in gross operating margin is largely due to increased fractionation volumes at both our Norco and Mont Belvieu NGL fractionators. The Norco facility suffered a reduction of volumes in the second quarter of 2006 due to the lingering effects of Hurricane Katrina. Our Mont Belvieu NGL fractionator benefited from a 15 MBPD expansion project that was completed during the second quarter of 2006.

Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment was $83.2 million for the second quarter of 2007 compared to $86.7 million for the second quarter of 2006. Our onshore natural gas transportation volumes increased to 6,325 BBtu/d during the second quarter of 2007 from 5,907 BBtu/d for the second quarter of 2006. Segment gross operating margin from our onshore natural gas pipelines decreased $6.0 million quarter-to-quarter primarily due to higher pipeline integrity and maintenance costs on our Texas Intrastate System and lower natural gas sales margins. Segment gross operating margin from our San Juan Gathering System increased $4.1 million quarter-to-quarter attributable to higher revenues from certain gathering contracts in which fees are based on an index price for natural gas.

Gross operating margin for the second quarter of 2007 includes $1.3 million from the Piceance Creek Gathering System, which we acquired in December 2006 and placed in-service in January 2007. The Piceance Creek Gathering System contributed 385 BBtu/d of gathering volumes during the second quarter of 2007. The second quarter of 2007 also includes $1.1 million of equity earnings from Jonah.

In addition, gross operating margin from our natural gas storage business increased $2.5 million quarter-to-quarter largely due to the timing of repair projects at our Wilson natural gas storage facility in Texas. Our Wilson facility, which has been out of service and undergoing repairs since the second quarter of 2006, experienced mechanical problems associated with three natural gas storage caverns. We completed repairs on two of the storage caverns at our Wilson facility in the second quarter of 2007 and expect to return all three caverns to service in the second half of 2007.

Offshore Pipelines & Services. Gross operating margin from this business segment was $31.0 million for the second quarter of 2007 compared to $20.5 million for the second quarter of 2006. Segment gross operating margin for the second quarter of 2007 includes $1.3 million of proceeds from business interruption insurance claims. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

Gross operating margin from our offshore platforms and services business was $26.8 million for the second quarter of 2007 compared to $8.2 million for the second quarter of 2006. The $18.6 million quarter-to-quarter increase in gross operating margin is primarily due to our Independence Hub platform, which started earning revenues in March 2007. In addition, gross operating margin from this business increased $4.9 million quarter-to-quarter primarily due to higher volumes in the second quarter of 2007 compared to the second quarter of 2006.

Gross operating margin from our offshore natural gas pipelines was $4.0 million for the second quarter of 2007 compared to $6.5 million for the second quarter of 2006. Offshore natural gas transportation volumes were 1,294 BBtu/d during the second quarter of 2007 versus 1,523 BBtu/d during the second quarter of 2006. The $2.5 million decrease in gross operating margin quarter-to-quarter is primarily due to a $7.0 million non-cash impairment charge in the second quarter of 2007 associated with our investment in the Nemo Gathering System and lower volumes on our Viosca Knoll Gathering System. Segment gross operating margin from our HIOS system increased $7.8 million quarter-to-quarter due to an increase in the tariff rate charged to shippers. For additional information regarding our investments in unconsolidated affiliates, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

One of our objectives for 2006 was to seek relief through filings with the FERC to increase the tariff on our HIOS system and recover increased operating costs. In March 2007, the tariff charged to shippers on our HIOS system increased. At which time, we began collecting the increased rate (subject to refund pending FERC approval); however, revenue related to this increase was deferred. In June 2007, the new tariff on our HIOS system was uncontested by the FERC staff and all intervening shippers. Due to the uncontested status of the HIOS rate case filing, we elected to recognize $5.5 million of deferred gathering revenues in the second quarter of 2007.

Gross operating margin from our offshore crude oil pipelines decreased $6.8 million quarter-to-quarter. Segment gross operating margin for the second quarter of 2007 includes a one-time expense of $8.8 million associated with the early termination of Cameron Highway’s debt. Our Marco Polo, Constitution and Poseidon oil pipelines posted higher crude oil transportation volumes during the second quarter of 2007 due to increased production activity by our customers. Collectively, gross operating margin from these oil pipelines improved $1.0 million quarter-to-quarter. Total offshore crude oil transportation volumes increased to 175 MBPD during the second quarter of 2007 from 161 MBPD during the second quarter of 2006.

Petrochemical Services. Gross operating margin from this business segment was $50.3 million for the second quarter of 2007 compared to $57.0 million for the second quarter of 2006. Gross operating margin from butane isomerization was $22.3 million for the second quarter of 2007 compared to $20.5 million for the second quarter of 2006. The quarter-to-quarter increase of $1.8 million is primarily due to higher processing volumes. Butane isomerization volumes increased to 89 MBPD during the second quarter of 2007 from 83 MBPD during the second quarter of 2006.

Gross operating margin from our octane enhancement business was $14.4 million for the second quarter of 2007 compared to $20.5 million for the second quarter of 2006. Gross operating margin from this business decreased $6.1 million quarter-to-quarter primarily due to higher maintenance costs and lower isooctane sales margins in the second quarter of 2007 versus the second quarter of 2006. Also, sales of isobutylene, which generally has lower sales margins than isooctane, increased quarter-to-quarter. Gross operating margin from our propylene fractionation and pipeline activities was $13.6 million for the second quarter of 2007 versus $16.0 million for the second quarter of 2006. The quarter-to-quarter decrease in gross operating margin of $2.4 million is largely due to lower propylene sales margins and higher power-related costs during the second quarter of 2007 compared to the second quarter of 2006.

Comparison of Six Months Ended June 30, 2007 with

Six Months Ended June 30, 2006

Revenues for the first six months of 2007 were $7.5 billion compared to $6.8 billion for the first six months of 2006. The $767.7 million period-to-period increase in consolidated revenues is primarily due to higher sales volumes and energy commodity prices during the first six months of 2007 relative to the 2006 period. These differences accounted for a $731.3 million increase in consolidated revenues associated with our marketing activities. Revenues for the first six months of 2007 include $22.8 million of proceeds from business interruption insurance associated with Hurricanes Katrina, Rita and Ivan. Revenues for the first six months of 2006 include $12.2 million of proceeds from business interruption insurance associated with Hurricane Ivan.

Operating costs and expenses were $7.1 billion for the first six months of 2007 compared to $6.4 billion for the first six months of 2006. The $714.7 million period-to-period increase in consolidated operating costs and expenses is primarily due to an increase in the costs of sales associated with our marketing activities. The cost of sales of our natural gas, NGL and petrochemical products increased $424.9 million period-to-period as a result of an increase in volumes and higher energy commodity prices. Operating costs and expenses associated with our natural gas processing plants increased $48.9 million period-to-period as a result of higher energy commodity prices and processing volumes in the first six months of 2007 compared to the 2006 period. The first six months of 2007 include $98.7 million of consolidated operating costs and expenses attributable to businesses we acquired or assets we placed in-service after the second quarter of 2006.

General and administrative costs were $48.0 million for the first six months of 2007 compared to $30.0 million for the first six months of 2006. The $18.0 million period-to-period increase in general and administrative costs is primarily due the recognition of a severance obligation during the first six months of 2007 and an increase in accounting and legal fees.

Changes in our revenues and costs and expenses period-to-period are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.04 per gallon for the six months ended June 30, 2007 versus $0.99 per gallon during the first six months of 2006—a period-to-period increase of 5%. The Henry Hub market price for natural gas averaged $7.16 per MMBtu for the first six months of 2007 versus $7.91 per MMBtu during the 2006 period. For additional historical energy commodity pricing information, please see the table on page 46.

Equity earnings from unconsolidated affiliates decreased $12.1 million period-to-period from $12.0 million for the first six months of 2006. The first six months of 2007 includes a $7.0 million non-cash impairment charge associated with our investment in the Nemo Gathering System. Equity earnings from our investment in Cameron Highway decreased $7.6 million period-to-period primarily due to expenses we recognized during first six months of 2007 associated with the early retirement of Cameron Highway’s debt. The first six months of 2007 include $2.1 million of equity earnings from our investment in Jonah.

Operating income for the first six months of 2007 was $402.5 million compared to $379.5 million for the first six months of 2006. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $23.0 million increase in operating income period-to-period.

Interest expense increased to $134.6 million for the first six months of 2007 from $114.4 million for the first six months of 2006. The $20.2 million period-to-period increase in interest expense is primarily due to our issuance of junior subordinated notes in the third quarter of 2006 and the second quarter of 2007. In addition, our consolidated interest expense for the first six months of 2007 includes $3.5 million associated with Duncan Energy Partners’ credit facility. Our average debt principal outstanding was $5.7 billion for the first six months of 2007 compared to $4.7 billion for the first six months of 2006. Provision for income taxes decreased $2.2 million period-to-period. Minority interest expense increased $8.7 million period-to-period attributable to the public unitholders of Duncan Energy Partners.

As a result of the items noted in previous paragraphs, our consolidated net income decreased $5.9 million to $254.2 million for the six months ended June 30, 2007 compared to $260.1 million for the 2006 period. The first six months of 2006 includes a $1.5 million benefit related to the cumulative effect of a change in accounting principle resulting from our adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R) on January 1, 2006. For additional information regarding this cumulative effect adjustment, please read Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

The following information highlights the significant period-to-period variances in gross operating margin by business segment:

NGL Pipelines & Services. Gross operating margin from this business segment was $399.5 million for the first six months of 2007 compared to $317.4 million for the first six months of 2006, a period-to-period increase of $82.1 million. The first six months of 2007 include $21.6 million of proceeds from business interruption insurance claims compared to $10.3 million of proceeds during the first six months of 2006. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

Gross operating margin from our natural gas processing and related NGL marketing business was $187.4 million for the first six months of 2007 compared to $161.0 million for the first six months of 2006. The $26.4 million period-to-period increase in gross operating margin is largely due to higher natural gas processing volumes during the first six months of 2007 relative to the 2006 period. Collectively, gross operating margin from our South Louisiana and Chaco natural gas processing plants increased $23.3 million attributable to higher volumes. Fee-based processing volumes increased to 2.4 Bcf/d during the first six months of 2007 from 2.1 Bcf/d during the first six months of 2006. Equity NGL production volumes increased to 68 MBPD during the first six months of 2007 from 59 MBPD during the 2006 period. Lastly, segment gross operating margin from this business for the first six months of 2007 includes $5.7 million from natural gas processing contracts we acquired in connection with the Encinal acquisition in July 2006.

Gross operating margin from NGL pipelines and storage was $144.3 million for the first six months of 2007 compared to $119.1 million for the first six months of 2006. Total NGL transportation volumes increased to 1,652 MBPD for the first six months of 2007 from 1,515 MBPD for the first six months of 2006. The $25.2 million period-to-period increase in gross operating margin is largely due to higher pipeline transportation and NGL storage volumes at certain of our facilities and higher transportation fees charged to shippers on our Mid-America Pipeline System. In addition, the first six months of 2007 include $10.2 million of gross operating margin generated by the DEP South Texas NGL Pipeline.

Gross operating margin from NGL fractionation was $46.2 million for the first six months of 2007 compared to $27.0 million for the first six months of 2006. Fractionation volumes increased from 282 MBPD during the first six months of 2006 to 361 MBPD during the first six months of 2007. The period-to-period increase in gross operating margin and fractionation volumes is primarily due to our Mont Belvieu and Norco NGL fractionators. Gross operating margin from our Mont Belvieu NGL fractionator increased $10.8 million period-to-period largely due to increased demand for the fractionation of mixed NGLs. Our Norco NGL fractionator, which returned to normal operating rates in the second quarter of 2006, suffered a reduction of processing volumes during the first six months of 2006 due to the effects of Hurricane Katrina. Gross operating margin from our Norco NGL fractionator increased $10.5 million period-to-period.

Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment was $159.7 million for the first six months of 2007 compared to $183.5 million for the first six months of 2006. The $23.8 million decrease in gross operating margin period-to-period is primarily due to lower natural gas sales margins on our Acadian and Permian Basin Systems and lower gross operating margin from our Texas Intrastate System. The decrease in gross operating margin period-to-period on our Texas Intrastate System is primarily due to lower average rates realized and higher pipeline integrity and maintenance costs during the first six months of 2007 versus the 2006 period. Our onshore natural gas transportation volumes were 6,206 BBtu/d during the first six months of 2007 compared to 5,979 BBtu/d during the first six months of 2006.

The first six months of 2007 include $2.3 million of gross operating margin from our Piceance Creek Gathering System, which we placed-in service in January 2007. The Piceance Creek Gathering System contributed 336 BBtu/d of natural gas gathering volumes during the first six months of 2007. Also, the first six months of 2007 include $2.1 million of equity earnings from Jonah.

Offshore Pipelines & Services. Gross operating margin from this business segment was $50.8 million for the first six months of 2007 compared to $37.8 million for the first six months of 2006. The first six months of 2007 include $1.3 million of proceeds from business interruption insurance claims compared to $1.9 million of proceeds during the first six months of 2006. In addition, insurance costs for our offshore assets increased to $13.9 million for the first six months of 2007 compared to $7.5 million for the first six months of 2006. Insurance costs for our offshore operations have increased as a result of industry losses associated with significant storms in recent years. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims and insurance costs.

Gross operating margin from our offshore platforms and services business was $40.7 million for the first six months of 2007 compared to $14.8 million for the first six months of 2006. The $25.9 million period-to-period increase is primarily due to our Independence Hub platform, which began earning revenues in March 2007. In addition, gross operating margin from this business increased $6.4 million period-to-period primarily due to higher volumes in the first six months of 2007 compared to the 2006 period.

Gross operating margin from our offshore natural gas pipelines was $19.7 million for the first six months of 2007 compared to $21.2 million for the first six months of 2006. Offshore natural gas transportation volumes were 1,338 BBtu/d during the first six months of 2007 versus 1,500 BBtu/d during the first six months of 2006. The decrease in gross operating margin is primarily due to a $7.0 million non-cash impairment charge in the first six months of 2007 associated with our investment in the Nemo Gathering System. This decrease in gross operating margin was partially offset by the affects of a higher tariff on our HIOS system and higher volumes on our Phoenix Gathering System during the first six months of 2007 relative to the 2006 period.

Gross operating margin from our offshore crude oil pipelines was $3.0 million for the first six months of 2007 versus $7.4 million for the first six months of 2006. Improved gross operating margin period-to-period from our Marco Polo, Constitution and Poseidon Oil Pipelines was more than offset by expenses associated with the early retirement of Cameron Highway’s credit facility. Segment gross operating margin for the first six months of 2007 includes a one-time expense of $8.8 million associated with the early termination of Cameron Highway’s credit facility. Collectively, gross operating margin from our Marco Polo, Constitution and Poseidon Oil Pipelines increased $4.4 million period-to-period due to higher volumes. Offshore crude oil transportation volumes were 164 MBPD for the first six months of 2007 compared to 137 MBPD for the first six months of 2006.

Petrochemical Services. Gross operating margin from this business segment was $87.9 million for the first six months of 2007 compared to $84.6 million for the first six months of 2006. Gross operating margin from our octane enhancement business was $13.2 million for the first six months of 2007 compared to $9.4 million for the first six months of 2006. The $3.8 million period-to-period increase in gross operating margin is primarily due to higher isooctane sales volumes during the first six months of 2007 versus the first six months of 2006.

Gross operating margin from butane isomerization was $43.1 million for the first six months of 2007 compared to $38.6 million for the first six months of 2006. The period-to-period increase in gross operating margin of $4.5 million is largely due to higher volumes. Butane isomerization volumes increased to 92 MBPD during the first six months of 2007 from 84 MBPD during the first six months of 2006. Gross operating margin from propylene fractionation was $31.6 million for the first six months of 2007 versus $36.5 million for the first six months of 2006. The period-to-period decrease in gross operating margin of $4.9 million is largely due to lower propylene sales margins and higher power-related costs in the first six months of 2007 versus the first six months of 2006.

Significant Risks and Uncertainties – Weather-Related Risks

The following is a discussion of the general status of our insurance claims related to recent significant storm events. To the extent we include any estimate or range of estimates regarding the dollar value of damages, please be aware that a change in our estimates may occur as additional information becomes available. To the extent we receive nonrefundable cash proceeds from business interruption insurance claims, they are recorded as revenue in our Unaudited Condensed Statements of Consolidated Operations in the period of receipt.

Hurricane Ivan insurance claims. We have submitted business interruption insurance claims for our estimated losses caused by Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004. We are continuing our efforts to collect residual balances and expect to complete the process during 2007.

Hurricanes Katrina and Rita insurance claims. Hurricanes Katrina and Rita, both significant storms, affected certain of our Gulf Coast assets in August and September of 2005, respectively. We continue to pursue collection of our property damage and business interruption claims related to Hurricanes Katrina and Rita.

The following table summarizes the proceeds we received for the three and six months ended June 30, 2007 and 2006 from business interruption and property damage insurance claims with respect to certain named storms (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Business interruption proceeds:
Hurricane Ivan	$ --	$ 2,021	$ 377	$ 12,226
Hurricane Katrina	13,199	--	13,199	--
Hurricane Rita	8,258	--	8,258	--
Other	--	--	996	--
Total proceeds	21,457	2,021	22,830	12,226
Property damage proceeds:
Hurricane Ivan	204	--	1,273	24,104
Hurricane Katrina	6,563	--	6,563	--
Other	--	--	184	--
Total proceeds	6,767	--	8,020	24,104
Total proceeds	$ 28,224	$ 2,021	$ 30,850	$ 36,330

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

At June 30, 2007, we had $63.4 million of unrestricted cash on hand and approximately $751.0 million of available credit under EPO’s Multi-Year Revolving Credit Facility. At June 30, 2007, there was approximately $108.9 million of available credit under Duncan Energy Partners’ Credit Facility. In total, we had approximately $6.3 billion in principal outstanding under consolidated debt agreements at June 30, 2007.

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

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. Duncan Energy Partners may do likewise in meeting its liquidity and capital spending requirements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) registering the issuance of $4.0 billion of equity and debt securities. After taking into account the past issuance of securities under this universal registration statement, we can issue approximately $1.4 billion of additional securities under this registration statement as of August 1, 2007.

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

In May 2007, EPO sold $700 million in principal amount of fixed/floating unsecured junior subordinated notes (“Junior Notes B”) under our universal shelf registration statement. For additional information regarding this debt offering, see “Debt Obligations” within this section.

In April 2007, we filed a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with our distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units. A total of 932,800 of our common units were issued in February and May 2007 in connection with the DRIP and a related plan. The issuance of these units generated $28.6 million in net proceeds.

Credit Ratings of EPO

At August 1, 2007, the investment-grade credit ratings of EPO’s debt securities were Baa3 by Moody’s Investor Services (“Moody’s”); BBB- by Fitch Ratings (“Fitch”); and BBB- by Standard and Poor’s (“S&P”). Fitch and S&P have assigned to us a “stable outlook” and Moody’s has assigned to us a “negative outlook” due primarily to the higher debt levels at Enterprise GP Holdings followings its acquisition of limited partner interests in Energy Transfer Equity in May 2007. This acquisition increased debt at Enterprise GP Holdings that could impact the overall credit ratings for us, EPCO Holdings, Inc., Enterprise GP Holdings and TEPPCO.

Debt Obligations

For detailed information regarding our consolidated debt obligations and those of our unconsolidated affiliates, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report. The following table summarizes our consolidated debt obligations at the dates indicated (dollars in thousands):

	June 30,	December 31,
	2007	2006
EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable rate, due October 2011	$ 495,000	$ 410,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes E, 4.00% fixed-rate, due October 2007 (1)	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
Duncan Energy Partners’ debt obligation:
$300 Million Revolving Credit Facility, variable rate, due February 2011	190,000	--
Dixie Revolving Credit Facility, variable rate, due June 2010	10,000	10,000
Canadian Enterprise Revolving Credit Facility, variable rate, due October 2011	9,881	--
Other, 8.75% fixed-rate, due June 2010(2)	5,068	5,068
Total principal amount of senior debt obligations	5,063,949	4,779,068
EPO Junior Subordinated Notes A, due August 2066	550,000	550,000
EPO Junior Subordinated Notes B, due January 2068	700,000	--
Total principal amount of senior and junior debt obligations	6,313,949	5,329,068
Other, including unamortized discounts and premiums and changes in fair value (3)	(54,234)	(33,478)
Long-term debt	$ 6,259,715	$ 5,295,590

Standby letters of credit outstanding	$ 4,000	$ 49,858

(1)    In accordance with Statement of Financial Accounting Standards (“SFAS”) 6, “Classification of Short-Term Obligations Expected to be Refinanced,” long-term and current maturities of debt reflects the classification of such obligations at June 30, 2007 and December 31, 2006. With respect to Senior Notes E due in October 2007, EPO has the ability to use cash and available credit capacity under its Multi-Year Revolving Credit Facility to fund the repayment of this debt.

(2)    Represents remaining debt obligations assumed in connection with the GulfTerra Merger.

(3)    The June 30, 2007 amount includes $49.7 million related to fair value hedges and a net $4.5 million in unamortized discounts and premiums. The December 31, 2006 amount includes $29.1 million related to fair value hedges and a net $4.4 million in unamortized discounts and premiums.

We consolidate the debt of Duncan Energy Partners with that of our own; however, we do not have the obligation to make interest payments or debt payments with respects to the debt of Duncan Energy Partners.

Duncan Energy Partners’ debt obligation. Duncan Energy Partners entered into a $300.0 million revolving credit facility, all of which may be used for letters of credit, with a $30.0 million sublimit for Swingline loans. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of its initial public offering, Duncan Energy Partners made its initial borrowing of $200.0 million under the facility to fund the $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. This credit facility matures in February 2011 and will be used by Duncan Energy Partners in the future to fund working capital and other capital requirements and for general partnership purposes. For additional information regarding the debt obligation of Duncan Energy Partners, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

Junior Notes B. EPO sold $700 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068 during the second quarter of 2007. EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes. EPO’s payment obligations under Junior Notes B are similar to that of the junior subordinated notes due August 2066 (“Junior Notes A”), which were issued during the third quarter of 2006, in that they are subordinated to all of its current and future senior indebtedness (as defined in the Indenture Agreement). We have guaranteed repayment of amounts due under Junior Notes B through an unsecured and subordinated guarantee.

The indenture agreement governing Junior Notes B allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, neither we nor EPO can declare or make any distributions to any of our respective equity securities or make any payments on indebtedness or other obligations that rank pari passu with or are subordinate to Junior Notes B. Junior Notes B rank pari passu with the Junior Notes A.

The Junior Notes B will bear interest at a fixed annual rate of 7.034% through January 15, 2018, payable semi-annually in arrears in January and July of each year, commencing in January 2008. After January 2018, the Junior Notes B will bear variable rate interest at the greater of (1) the sum of the 3-month London Interbank Offered Rate (“LIBOR”) for the related interest period plus a spread of 268 basis points or (2) 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to the certain provisions. The Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.

In connection with the issuance of Junior Notes B, we and EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as named therein) pursuant to which we and EPO agreed for the benefit of such debt holders that we nor EPO would not redeem or repurchase such junior notes on or before January 15, 2038, unless such redemption or repurchase is made from the proceeds of issuance of certain securities.

Debt obligations of unconsolidated affiliates. The following table summarizes the debt obligations of our unconsolidated affiliates (on a 100% basis to the joint venture) at June 30, 2007 and our ownership interest in each entity on that date (dollars in thousands):

	Our
	Ownership
	Interest	Total
Poseidon	36.0%	$ 91,000
Evangeline	49.5%	25,650
Total		$ 116,650

Previously, Cameron Highway’s debt consisted of $365.0 million of Series A notes and $50.0 million of Series B notes. Cameron Highway repaid its Series A notes on May 23, 2007 using proceeds from capital contributions from its partners. The total amount of the repayment was $379.1 million, which included a $11.0 million make-whole premium and $3.1 million of accrued interest. Our share of the capital contribution was funded by borrowings under EPO’s Multi-Year Revolving Credit Facility. With another capital contribution from its partners, Cameron Highway also repaid its Series B notes on June 7, 2007. The amount of the repayment was $50.9 million, which included a $0.3 million make-whole premium and $0.6 million of accrued interest. As of June 30, 2007, Cameron Highway no longer has any outstanding debt obligations.

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

	For the Six Months Ended June 30,
	2007	2006
Net cash flows provided by operating activities	$ 552,049	$ 571,325
Net cash used in investing activities	1,387,187	689,787
Net cash provided by financing activities	876,272	100,888

Net cash flows provided by operating activities are largely dependent on earnings from our business activities. As a result, these cash flows are exposed to certain risks. We operate predominantly in the midstream energy industry. We provide services for producers and consumers of natural gas, NGLs and crude oil. The products that we process, sell or transport are principally used as fuel for residential, agricultural and commercial heating; feedstocks in petrochemical manufacturing; and in the production of motor gasoline. Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products or increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and thus the availability of cash from operating activities.

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

The following information highlights the significant period-to-period variances in our cash flow amounts:

Comparison of Six Months Ended June 30, 2007 with

Six Months Ended June 30, 2006

Operating activities. Net cash flows from operating activities for the six months ended June 30, 2007 decreased $19.3 million from that recorded for the six months ended June 30, 2006. The following information highlights significant factors that influenced the period-to-period change in net cash flows from operating activities:

▪

Cash flows from operating activities are influenced by the timing of cash receipts and disbursements. Our accounts payable liquidity metrics for the six months ended June 30, 2007 and 2006 are comparable and approximate our liquidity metrics for the year ended December 31, 2006. Our accounts receivable metrics for the six months ended June 30, 2007 were slightly weaker than those for the same period in 2006. Specifically, as to cash receipts, the average collection period for accounts receivable for the six months ended June 30, 2007 was two days slower when compared to the same period in 2006, with the related turnover rate decreasing 6% period-to-period. Timing-related factors contributed to an approximate $15.1 million decrease in net cash receipts year-to-year.

▪

Gross operating margin for the six months ended June 30, 2007 increased $74.7 million over that recorded for the six months ended June 30, 2006. The increase in gross operating margin is discussed under “Results of Operations” within this Item 2.

▪

Cash distributions from unconsolidated affiliates increased $14.7 million period-to-period primarily due to higher distributions paid by Deepwater Gateway, Poseidon, and Cameron Highway. In general, distributions from our offshore projects were negatively affected during the six months ended June 30, 2006 due to the lingering effects of Hurricanes Katrina and Rita on production volumes.

Investing activities. Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2007 compared to $689.8 million for the six months ended June 30, 2006. The $697.4 million increase in cash payments is primarily due to a $515.7 million increase in capital expenditures period-to-period. For additional information regarding our capital spending program, see “Overview of Business – Capital Spending” within this Item 2. Also contributing to the increase in cash payments was capital contributions made to Cameron Highway in May and June 2007 to fund the repayment of its debt.

Financing activities. Net cash provided by financing activities was $876.3 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $100.9 million for the same period during 2006. The following information highlights significant factors that influenced the period-to-period change in net cash provided by financing activities:

▪

Net borrowings under our consolidated debt agreements were $985.4 million for the six months ended June 30, 2007 and were less than $0.1 million for the six months ended June 30, 2006. At the closing of its initial public offering in February 2007, Duncan Energy Partners made an initial borrowing of $200.0 million under its $300.0 million revolving credit facility. In addition, during the second quarter of 2007, EPO sold $700.0 million in Junior Notes B. Our borrowing amounts are significantly influenced by our capital spending program.

▪

Net proceeds from issuance of our common units decreased $417.6 million year-to-year. Our March 2006 underwritten equity offering generated $430.0 million in net proceeds reflecting the sale of 18,400,000 units.

▪	Contributions from minority interests increased $284.5 million period-to-period primarily due to the net proceeds received from Duncan Energy Partners’ initial public offering in February 2007.

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

Depreciation methods and estimated useful lives of property, plant and equipment

In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits. The majority of our property, plant and equipment are depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of the assets. Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets. At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively.

At June 30, 2007 and December 31, 2006, the net book value of our property, plant and equipment was $10.7 billion and $9.8 billion, respectively. For additional information regarding our property, plant and equipment, see Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At June 30, 2007 and December 31, 2006, the carrying value of our intangible asset portfolio was $950.3 million and $1.0 billion, respectively. For additional information regarding our intangible assets, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At June 30, 2007 and December 31, 2006, the carrying value of our goodwill was $590.6 million and $590.5 million, respectively. For additional information regarding our goodwill, see Note 8 of the

Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

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

At June 30, 2007 and December 31, 2006, our accrued liabilities for environmental remediation projects totaled $28.6 million and $24.2 million, respectively. These amounts were derived from a range of reasonable estimates based upon studies and site surveys. We follow the provisions of AICPA Statement of Position 96-1, which provides key guidance on recognition, measurement and disclosure of remediation liabilities. We have recorded our best estimate of the cost of remediation activities.

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

At June 30, 2007 and December 31, 2006, our imbalance receivables, net of allowance for doubtful accounts were $64.8 million and $97.8 million, respectively, and are reflected as a component of “Accounts and notes receivable – trade” on our Unaudited Condensed Consolidated Balance Sheets. At June 30, 2007 and December 31, 2006, our imbalance payables were $46.9 million and $51.2 million, respectively, and are reflected as a component of “Accrued gas payables” on our Unaudited Condensed Consolidated Balance Sheets.

Other Items

Initial Public Offering of Duncan Energy Partners

In September 2006, we formed a consolidated subsidiary, Duncan Energy Partners, to acquire, own and operate a diversified portfolio of midstream energy assets. On February 5, 2007, this subsidiary completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to us along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners. Duncan Energy Partners used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to Enterprise Products Partners, resulting in a final amount of 5,351,571 common units beneficially owned by Enterprise Products Partners. We used the cash received from Duncan Energy Partners to temporarily reduce amounts outstanding under EPO’s Multi-Year Revolving Credit Facility.

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

In addition to the 34% direct ownership interest we retained in such entities, we also own the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units at June 30, 2007. Accordingly, we have in effect retained a net economic interest in Duncan Energy Partners of approximately 52.7% as of June 30, 2007. EPO directs the business operations of Duncan Energy Partners indirectly through its ownership and control of the general partner of Duncan Energy Partners.

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

We may contribute or sell other equity interests in our subsidiaries to Duncan Energy Partners and use the proceeds we receive from Duncan Energy Partners to fund our capital spending program. We have no obligation or commitment to make such contributions or sales to Duncan Energy Partners.

Contractual Obligations

With the exception of the debt incurred by Duncan Energy Partners in connection with its initial public offering and the issuance of Junior Notes B by EPO, there have been no significant changes in our scheduled maturities of long-term debt since those reported in our annual report on Form 10-K for the year ended December 31, 2006. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Item 1 of this quarterly report for additional information regarding the debt obligations of Duncan Energy Partners and the issuance of Junior Notes B.

The following table presents our consolidated debt obligations and related estimates of cash interest payments after giving effect to the debt incurred by Duncan Energy Partners and EPO’s issuance of Junior Notes B as of June 30, 2007 (dollars in millions):

Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of long-term debt (1)	$ 6,313.9	$ --	$ 500.0	$ 2,213.9	$ 3,600.0
Estimated cash payments for interest (2)	8,612.0	381.6	733.3	530.6	6,966.5

(1)    Represents payment obligations under our consolidated debt agreements, including those of Duncan Energy Partners as of June 30, 2007. Amounts presented in the table represent the scheduled future maturities of long-term debt principal for the periods indicated.

(2)    Represents estimates of future cash payments of interest assuming that principal amounts outstanding and the interest rates charged both remain at June 30, 2007 levels.

Off-Balance Sheet Arrangements

In May 2007, we made a $191.0 million cash contribution to Cameron Highway. This capital contribution, along with an equal amount contributed by our joint venture partner in Cameron Highway, was used by Cameron Highway to repay $365.0 million outstanding under its Series A notes and $14.1 million of related make-whole premiums and accrued interest. In June 2007, we and our joint venture partner in Cameron Highway made an additional capital contribution of approximately $25.5 million each. These capital contributions were used by Cameron Highway to repay its Series B notes. The amount of the repayment was $50.9 million, which included $0.9 million of related make-whole premiums and accrued interest. As of June 30, 2007, Cameron Highway no longer has any outstanding debt.

Apart from the repayment of Cameron Highway’s Series A and B notes, there have been no significant changes with regards to our off-balance sheet arrangements since those reported in our annual report on Form 10-K for the year ended December 31, 2006.

Summary of Related Party Transactions

The following table summarizes our related party transactions for the periods indicated (dollars in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues from consolidated operations:
EPCO and affiliates	$ 64,127	$ 33,448	$ 72,669	$ 39,080
Unconsolidated affiliates	72,106	79,986	127,806	164,429
Total	$ 136,233	$ 113,434	$ 200,475	$ 203,509
Operating costs and expenses:
EPCO and affiliates	$ 74,681	$ 71,105	$ 153,354	$ 166,062
Unconsolidated affiliates	10,941	7,904	16,214	14,590
Total	$ 85,622	$ 79,009	$ 169,568	$ 180,652
General and administrative costs:
EPCO and affiliates	$ 20,733	$ 10,830	$ 33,788	$ 21,838

For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report.

We have an extensive and ongoing relationship with EPCO and its affiliates, including TEPPCO and Energy Transfer Equity. Our revenues from EPCO and affiliates are primarily associated with sales of NGL products. Our expenses with EPCO and affiliates are primarily due to (i) reimbursements we pay EPCO in connection with an administrative services agreement and (ii) purchases of NGL products. TEPPCO is an affiliate of ours due to the common control relationship of both entities. Enterprise GP Holdings acquired non-controlling ownership interests in both ETE GP and Energy Transfer Equity in May 2007. As a result of this transaction, ETE GP and Energy Transfer Equity became related parties to us.

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

Non-GAAP reconciliations

A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and income before provision for income taxes, minority interest and the cumulative effect of change in accounting principle follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Total segment gross operating margin	$ 373,348	$ 310,624	$ 697,847	$ 623,147
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(121,161)	(107,952)	(240,653)	(212,768)
Operating lease expense paid by EPCO	(527)	(528)	(1,053)	(1,056)
Loss (gain) on sale of assets in operating costs and expenses	(5,737)	136	(5,664)	197
General and administrative costs	(31,361)	(16,235)	(47,991)	(29,975)
Consolidated operating income	214,562	186,045	402,486	379,545
Other expense, net	(68,528)	(52,940)	(129,958)	(109,048)
Income before provision for income taxes, minority interest
and cumulative effect of change in accounting principle	$ 146,034	$ 133,105	$ 272,528	$ 270,497

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to financial market risks, including changes in commodity prices and interest rates. In addition, we are exposed to fluctuations in exchange rates between the U.S. dollar and Canadian dollar. We may use financial instruments (i.e., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions. In general, the type of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt instruments and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. As a matter of policy, we do not use financial instruments for speculative (or “trading”) purposes.

Interest Rate Risk Hedging Program

Our interest rate exposure results from variable and fixed rate borrowings under various debt agreements. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements, which allow us to convert a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt.

Fair value hedges – Interest rate swaps

As summarized in the following table, we had eleven interest rate swap agreements outstanding at June 30, 2007 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Amount
Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 8.74%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 7.28%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.30%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 5.80%	$200 million
(1) The variable rate indicated is the all-in variable rate for the current settlement period.

The total fair value of these eleven interest rate swaps at June 30, 2007 and December 31, 2006, was a liability of $49.7 million and $29.1 million, respectively, with an offsetting decrease in the fair value of the underlying debt. Interest expense for the three months ended June 30, 2007 and 2006 includes a $2.3 million loss and $1.1 million loss from these swap agreements, respectively. For the six months ended June 30, 2007 and 2006, interest expense includes a loss of $4.6 million and $0.9 million, respectively, from these swap agreements.

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

	Resulting	Swap Fair Value at
Scenario	Classification	June 30, 2007	July 24, 2007
FV assuming no change in underlying interest rates	Asset (Liability)	$ (49,720)	$ (45,344)
FV assuming 10% increase in underlying interest rates	Asset (Liability)	$ (79,392)	$ (74,663)
FV assuming 10% decrease in underlying interest rates	Asset (Liability)	$ (20,048)	$ (16,025)

Cash flow hedges – Treasury locks

During the fourth quarter of 2006, EPO entered into treasury lock transactions having a notional value of $562.5 million. EPO entered into these transactions to hedge the underlying U.S. treasury rates related to its anticipated issuances of debt during the second and fourth quarters of 2007. On February 27, 2007, EPO entered into additional treasury lock transactions having a notional value of $437.5 million. EPO entered into these transactions to hedge the underlying U.S. treasury rates related to its anticipated issuances of debt during 2007. Each of the treasury lock transactions was designated as a cash flow hedge under SFAS 133.

During the second quarter of 2007, treasury locks having a notional amount of $875.0 million were terminated. Treasury locks having a notional amount of $500.0 million were terminated concurrent with the issuance of EPO’s Junior Notes B (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this quarterly report). An additional $375.0 million notional amount of treasury locks related to the anticipated issuance of debt in the fourth quarter of 2007 were also terminated. The termination of the treasury locks resulted in gains of $42.3 million, of which $10.6 million is related to EPO’s Junior Notes B and the remaining $31.7 million is related to a future debt issuance. The $10.6 million gain is being amortized into income using the effective interest method as reductions to future interest expense over the fixed rate term of the Junior Notes B, which is ten years. The remaining $31.7 million gain will be amortized into income over the life of the future debt issuance using the effective interest rate method.

At June 30, 2007, there was one treasury lock outstanding which has a notional amount of $125.0 million and a fair value of $9.3 million.

In August 2007, we entered into two additional treasury locks having an aggregate $125.0 million in notional value and extending through October 15, 2007.

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

At June 30, 2007 and December 31, 2006, we had a limited number of commodity financial instruments in our portfolio, which primarily consisted of cash flow hedges. The fair value of our commodity financial instrument portfolio at June 30, 2007 and December 31, 2006 was a liability of $1.0 million and $3.2 million, respectively. During the three months ended June 30, 2007 and 2006, we recorded income of $1.1 million and expense of $ 5.7 million, respectively, related to our commodity financial instruments. During the six months ended June 30, 2007 and 2006, we recorded $1.3 million and $ 5.3 million, respectively, of expense related to our commodity financial instruments.

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

	Resulting	Commodity Financial Instrument Portfolio FV
Scenario	Classification	June 30, 2007	July 24, 2007
FV assuming no change in underlying commodity prices	Asset (Liability)	$ (1,049)	$ (4,731)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	$ 1,777	$ (2,625)
FV assuming 10% decrease in underlying commodity prices	Asset (Liability)	$ (3,875)	$ (6,836)

Foreign Currency Hedging Program

We own an NGL marketing business located in Canada and have entered into construction agreements where payments are indexed to the Canadian dollar. As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. Due to the limited duration of these contracts, we utilize mark-to-market accounting for these transactions, the effect of which has had a minimal impact on our earnings. At June 30, 2007, we had $3.1 million of such contracts outstanding that settled in July 2007. A 10% increase or decrease in the underlying exchange rate would have a nominal effect on our earnings.

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

Item 1A. Risk Factors.

In general, there have been no significant changes in our risk factors since December 31, 2006 other than the risk factor noted below. For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our annual report on Form 10-K for 2006.

Tax Risks to Common Unitholders

We have adopted certain methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The Internal Revenue Service (“IRS”) may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under this methodology, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our common units during the three months ended June 30, 2007. As of June 30, 2007, we and our affiliates are authorized to repurchase up to 618,400 common units under the December 1998 common unit repurchase program.

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

3.3#	Limited Liability Company Agreement of Enterprise Products Operating LLC dated as of June 30, 2007.
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

4.52

Ninth Supplemental Indenture, dated as of May 24, 2007, by and among Enterprise Products Operating L.P., as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.53	Form of Junior Subordinated Note, including Guarantee (included in Exhibit 4.52 hereto).
4.54#

Tenth Supplemental Indenture, dated as of June 30, 2007, by and among Enterprise Products Operating LLC, as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee.

4.55#

Third Supplemental Indenture dated as of June 30, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and U.S. Bank National Association, as successor Trustee.

4.56#

Fourth Amendment dated June 30, 2007, to Multi-Year Revolving Credit Agreement dated as of August 25, 2004 among Enterprise Products Operating LLC, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents and Mizuho Corporate Bank, LTD, SunTrust Bank and The Bank of Nova Scotia, as Co-Documentation Agents.

10.1***

EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.2

Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

10.3#	Agreement and Release, dated May 31, 2007, between EPCO, Inc. and Robert G. Phillips.
10.4

Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.5

First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners  (incorporated by reference to Exhibit 4.2 to Form 10-Q filed August 8, 2007 by Duncan Energy Partners).

10.6

Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.8

First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.9

First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the June 30, 2007 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P. for the June 30, 2007 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Michael A. Creel for the June 30, 2007 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the June 30, 2007 quarterly report on Form 10-Q.

*

With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323; Enterprise GP Holdings L.P., 1-32610; and Duncan Energy Partners, L.P., 1-33266.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on August 8, 2007.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products GP, LLC,
as General Partner

By:	___/s/ Michael J. Knesek___________________
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller
and Principal Accounting Officer
of the general partner