Form 10-K
period 2007-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2008-02-29
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to . Commission file number: 1-14323
ENTERPRISE PRODUCTS PARTNERS L.P.
(Exact name of Registrant as Specified in Its Charter)

Delaware	76-0568219
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1100 Louisiana, 10th Floor, Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
(713) 381-6500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Units	New York Stock Exchange
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the common units of Enterprise Products Partners L.P. (“EPD”) held by non-affiliates at June 30, 2007, based on the closing price of such equity securities in the daily composite list for transactions on the New York Stock Exchange, was approximately $9.1 billion. This figure excludes common units beneficially owned by certain affiliates, including (i) Dan L. Duncan, (ii) Enterprise GP Holdings L.P. and (iii) certain trusts established for the benefit of Mr. Duncan’s family. There were 435,297,303 common units of EPD outstanding at February 1, 2008.

ENTERPRISE PRODUCTS PARTNERS L.P.

SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS
ANNUAL REPORT
          Unless the context requires otherwise, references to “we,” “us,” “our,” or “Enterprise Products Partners” are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.
          References to “EPO” mean Enterprise Products Operating LLC as successor in interest by merger to Enterprise Products Operating L.P., which is a wholly owned subsidiary of Enterprise Products Partners through which Enterprise Products Partners conducts substantially all of its business.
          References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “DEP.” References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners and is wholly owned by EPO.
          References to “EPGP” mean Enterprise Products GP, LLC, which is our general partner.
          References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.” Enterprise GP Holdings owns Enterprise Products GP. References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.
          References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.
          References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both LE GP and Energy Transfer Equity.
          References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Unit L.P. in February 2008.
          References to “EPCO” mean EPCO, Inc. and its wholly-owned private company affiliates, which are related party affiliates to all of the foregoing named entities.
          We, EPO, Duncan Energy Partners, DEP GP, EPGP, Enterprise GP Holdings, EPE Holdings, TEPPCO and TEPPCO GP are affiliates under the common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
          This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
PART I
Items 1 and 2. Business and Properties.
General
          We are a North American midstream energy company providing a wide range of services to producers and consumers of natural gas, natural gas liquids (“NGLs”), crude oil and certain petrochemicals. In addition, we are an industry leader in the development of pipeline and other midstream energy infrastructure in the continental United States and Gulf of Mexico. We conduct substantially all of our business through EPO. Our principal executive offices are located at 1100 Louisiana, 10th Floor, Houston, Texas 77002, our telephone number is (713) 381-6500 and our website is www.epplp.com.
          We are a publicly traded Delaware limited partnership formed in 1998, the common units of which are listed on the NYSE under the ticker symbol “EPD.” We are owned 98% by our limited partners and 2% by our general partner, EPGP. Our general partner is owned by a publicly traded affiliate, Enterprise GP Holdings, the common units of which are listed on the NYSE under the ticker symbol “EPE.”
Business Strategy
          We operate an integrated network of midstream energy assets that includes: natural gas gathering, treating, processing, transportation and storage; NGL fractionation (or separation), transportation, storage and import and export terminalling; crude oil transportation; offshore production platform services; and petrochemical transportation and services. Our business strategies are to:
▪	capitalize on expected increases in natural gas, NGL and crude oil production resulting from development activities in the Rocky Mountains and U.S. Gulf Coast regions, including the Gulf of Mexico;

▪	capitalize on expected demand growth for natural gas, NGLs, crude oil and refined products;

▪	maintain a diversified portfolio of midstream energy assets and expand this asset base through growth capital projects and accretive acquisitions of complementary midstream energy assets;

▪	share capital costs and risks through joint ventures or alliances with strategic partners, including those that will provide the raw materials for these growth projects or purchase the project’s end products; and

▪	increase fee-based cash flows by investing in pipelines and other fee-based businesses.

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
Recent Developments
          For information regarding our recent developments, see “Overview of Business – Recent Developments” included under Item 7 of this annual report, which is incorporated by reference into this Item 1.
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
          Our revenues are derived from a wide customer base. During 2007, 2006 and 2005, our largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9%, 6.1% and 6.8%, respectively, of our consolidated revenues.

          As generally used in the energy industry and in this document, the identified terms have the following meanings:

/d BBtus Bcf MBPD MMBbls MMBtus MMcf	= per day = billion British thermal units = billion cubic feet = thousand barrels per day = million barrels = million British thermal units = million cubic feet
          The following discussion of our business segments provides information regarding our principal plants, pipelines and other assets. For information regarding our results of operations, including significant measures of historical throughput, production and processing rates, see Item 7 of this annual report.
     NGL Pipelines & Services
          Our NGL Pipelines & Services business segment includes our (i) natural gas processing business and related NGL marketing activities, (ii) NGL pipelines aggregating approximately 13,758 miles including our 7,808-mile Mid-America Pipeline System, (iii) NGL and related product storage facilities and (iv) NGL fractionation facilities located in Texas and Louisiana. This segment also includes our import and export terminal operations.
          NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are used as raw materials by the petrochemical industry, as feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel. Ethane is primarily used in the petrochemical industry as a feedstock for ethylene production, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel. Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization. Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline, in the production of isooctane and other octane additives, and in the production of propylene oxide. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.
          Natural gas processing and related NGL marketing activities. At the core of our natural gas processing business are 26 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming. Natural gas produced at the wellhead especially in association with crude oil contains varying amounts of NGLs. This “rich” natural gas in its raw form is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel. Natural gas processing plants remove the NGLs from the natural gas stream, enabling the natural gas to meet transmission pipeline and commercial quality specifications. In addition, on an energy equivalent basis, NGLs generally have a greater economic value as a raw material for petrochemical and motor gasoline production than their value as components of the natural gas stream. After extraction, we typically transport the mixed NGLs to a centralized facility for fractionation (or separation) into purity NGL products such as ethane, propane, normal butane, isobutane and natural gasoline. The purity NGL products can then be used in our NGL marketing activities to meet contractual requirements or sold on spot and forward markets.
          When operating and extraction costs of natural gas processing plants are higher than the incremental value of the NGL products that would be extracted from a stream of natural gas, the recovery levels of certain NGL products, principally ethane, may be reduced or eliminated. This leads to a reduction in NGL volumes available for transportation and fractionation.

          In our natural gas processing activities, we enter into margin-band contracts, percent-of-liquids contracts, percent-of-proceeds contracts, fee-based contracts, hybrid contracts (a combination of percent-of-liquids and fee-based contract terms) and keepwhole contracts. Under margin-band and keepwhole contracts, we take ownership of mixed NGLs extracted from the producer’s natural gas stream and recognize revenue when the extracted NGLs are delivered and sold to customers on NGL marketing sales contracts. In the same way, revenue is recognized under our percent-of-liquids contracts except that the volume of NGLs we earn and sell is less than the total amount of NGLs extracted from the producers’ natural gas. Under a percent-of-liquids contract, the producer retains title to the remaining percentage of mixed NGLs we extract and generally bears the natural gas cost for shrinkage and plant fuel. Under a percent-of-proceeds contract, we share in the proceeds generated from the sale of the mixed NGLs we extract on the producer’s behalf. If a cash fee for natural gas processing services is stipulated by the contract, we record revenue when the natural gas has been processed and delivered to the producer. The NGL volumes we earn and take title to in connection with our processing activities are referred to as our equity NGL production.
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
          To the extent that we are obligated under our margin-band and keepwhole gas processing contracts to compensate the producer for the natural gas equivalent energy value of mixed NGLs we extract from the natural gas stream, we are exposed to various risks, primarily commodity price fluctuations. However, our margin band contracts contain terms which limit our exposure to such risks. The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control. Periodically, we attempt to mitigate these risks through the use of commodity financial instruments. For information regarding our use of commodity financial instruments, see “Quantitative and Qualitative Disclosures About Market Risks” included under Item 7A of this annual report.
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
          NGL pipelines, storage facilities and import/export terminals. Our NGL pipeline, storage and terminalling operations include approximately 13,758 miles of NGL pipelines, 154.9 million barrels of working capacity for underground NGL and related product storage and two import/export facilities.
          Our NGL pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities, refineries and import terminals to fractionation plants and storage facilities; distribute and collect NGL products to and from petrochemical plants and refineries; and deliver propane to customers along the Dixie Pipeline and certain sections of the Mid-America Pipeline System. Revenue from our NGL pipeline transportation agreements is generally based upon a fixed fee per gallon of liquids transported multiplied by the volume delivered. Accordingly, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers (including those charged to our NGL and petrochemical marketing activities, which are eliminated in consolidation). The transportation fees charged under these arrangements are either contractual or regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”). Typically, we do not take title to the products transported in our NGL pipelines; rather, the shipper retains title and the associated commodity price risk.
          Our NGL and related product storage facilities are integral parts of our operations. In general, our underground storage wells are used to store our and our customers’ mixed NGLs, NGL products and petrochemical products. Under our NGL and related product storage agreements, we charge customers monthly storage reservation fees to reserve storage capacity in our underground caverns. The customers pay reservation fees based on the quantity of capacity reserved rather than the actual quantity utilized. When a customer exceeds its reserved capacity, we charge those customers an excess storage fee. In addition, we charge our customers throughput fees based on volumes injected and withdrawn from the storage facility. Accordingly, the profitability of our storage operations is dependent upon the level of capacity reserved by our customers, the volume of product injected and withdrawn from our underground caverns and the level of fees charged.
          We operate NGL import and export facilities located on the Houston Ship Channel in southeast Texas. Our import facility is primarily used to offload volumes for delivery to our NGL storage and fractionation facilities near Mont Belvieu, Texas. Our export facility includes an NGL products chiller and related equipment used for loading refrigerated marine tankers for third-party export customers. Revenues from our import and export services are primarily based on fees per unit of volume loaded or unloaded and may also include demand payments. Accordingly, the profitability of our import and export activities primarily depends on the available quantities of NGLs to be loaded and offloaded and the fees we charge for these services.
          NGL fractionation. We own or have interests in eight NGL fractionation facilities located in Texas and Louisiana. NGL fractionation facilities separate mixed NGL streams into purity NGL products. The three primary sources of mixed NGLs fractionated in the United States are (i) domestic natural gas processing plants, (ii) domestic crude oil refineries and (iii) imports of butane and propane mixtures. The mixed NGLs delivered from domestic natural gas processing plants and crude oil refineries to our NGL fractionation facilities are typically transported by NGL pipelines and, to a lesser extent, by railcar and truck.
          Extraction of mixed NGLs by natural gas processing plants represents the largest source of volumes processed by our NGL fractionators. Based upon industry data, we believe that sufficient volumes of mixed NGLs, especially those originating from Gulf Coast and Rocky Mountain natural gas processing plants, will be available for fractionation in commercially viable quantities for the foreseeable future. Significant volumes of mixed NGLs are contractually committed to our NGL fractionation facilities by joint owners and third-party customers.
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
          Seasonality. Our natural gas processing and NGL fractionation operations exhibit little to no seasonal variation. Likewise, our NGL pipeline operations have not exhibited a significant degree of seasonality overall. However, propane transportation volumes are generally higher in the October through March timeframe in connection with increased use of propane for heating in the upper Midwest and southeastern United States. Our facilities located in the southern United States may be affected by weather events such as hurricanes and tropical storms originating in the Gulf of Mexico.
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

          In support of our commercial goals, our NGL marketing activities rely on inventories of mixed NGLs and purity NGL products. These inventories are the result of accumulated equity NGL production volumes, imports and other spot and contract purchases. Our inventories of ethane, propane and normal butane are typically higher on a seasonal basis from March through November as each are normally in higher demand and at higher price levels during winter months. Isobutane and natural gasoline inventories are generally stable throughout the year. Our inventory cycle begins in late-February to mid-March (the seasonal low point); builds through September; remains level until early December; before being drawn through winter until the seasonal low is reached again.
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

          Properties. The following table summarizes the significant natural gas processing assets of our NGL Pipelines & Services business segment at February 1, 2008.

			Net Gas	Total Gas
		Our	Processing	Processing
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(Bcf/d) (1)	(Bcf/d)

Natural gas processing facilities:
Pioneer (2)	Wyoming	100%	1.35	1.35
Meeker (3)	Colorado	100%	0.75	0.75
Toca	Louisiana	63.9%	0.70	1.10
Chaco	New Mexico	100%	0.65	0.65
North Terrebonne	Louisiana	48.8%	0.63	1.30
Calumet	Louisiana	32.0%	0.51	1.60
Neptune	Louisiana	66%	0.43	0.65
Pascagoula	Mississippi	40%	0.40	1.50
Yscloskey	Louisiana	18.3%	0.34	1.85
Thompsonville	Texas	100%	0.30	0.30
Shoup	Texas	100%	0.29	0.29
Gilmore	Texas	100%	0.26	0.26
Armstrong	Texas	100%	0.25	0.25
Matagorda	Texas	100%	0.25	0.25
Others (11 facilities) (4)	Texas, New Mexico, Louisiana	Various (5)	1.27	3.44

Total processing capacities			8.38	15.54

(1)	The approximate net natural gas processing capacity does not necessarily correspond to our ownership interest in each facility. It is based on a variety of factors such as volumes processed at the facility and ownership interest in the facility.

(2)	We acquired a silica gel natural gas processing facility from TEPPCO in March 2006 and subsequently increased the processing capacity from 0.3 Bcf/d to 0.6 Bcf/d. In addition, we constructed a new cryogenic processing facility having 0.75 Bcf/d of processing capacity, which became operational in February 2008.

(3)	In October 2007, we commenced natural gas processing operations at our Meeker facility. Phase II of the Meeker facility, which is under construction and expected to be completed in the third quarter of 2008, will double the natural gas processing capacity to 1.5 Bcf/d at this facility.

(4)	Includes our Venice, Blue Water, Sea Robin and Burns Point facilities located in Louisiana; Indian Basin and Carlsbad facilities located in New Mexico; and San Martin, Delmita, Sonora, Shilling and Indian Springs facilities located in Texas. We acquired the Indians Springs facility in January 2005. Our ownership in the Venice plant is through our 13.1% equity method investment in Venice Energy Services Company, L.L.C. (“VESCO”).

(5)	Our ownership in these facilities ranges from 7.4% to 100%.
          At the core of our natural gas processing business are 26 processing plants located in Texas, Louisiana, Mississippi, New Mexico, Colorado and Wyoming. Our natural gas processing facilities can be characterized as two distinct types: (i) straddle plants situated on mainline natural gas pipelines owned either by us or by third parties or (ii) field plants that process natural gas from gathering pipelines. We operate the Toca, Chaco, North Terrebonne, Calumet, Neptune, Carlsbad, Meeker and Pioneer plants and all of the Texas facilities. On a weighted-average basis, utilization rates for these assets were 63%, 56% and 53% during the years ended December 31, 2007, 2006 and 2005, respectively. These rates reflect the periods in which we owned an interest in such facilities.
          Our NGL marketing activities utilize a fleet of approximately 445 railcars, the majority of which are leased. These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the United States and parts of Canada. We have rail loading and unloading facilities in Alabama, Arizona, California, Kansas, Louisiana, Minnesota, Mississippi, Nevada, North Carolina and Texas. These facilities service both our rail shipments and those of our customers.

          The following table summarizes the significant NGL pipelines and related storage assets of our NGL Pipelines & Services business segment at February 1, 2008.

				Useable
		Our		Storage
		Ownership	Length	Capacity
Description of Asset	Location(s)	Interest	(Miles)	(MMBbls)

NGL pipelines:
Mid-America Pipeline System	Midwest and Western U.S.	100%	7,808
Dixie Pipeline	South and Southeastern U.S.	74.2% (1)	1,371
Seminole Pipeline	Texas	90% (2)	1,342
EPD South Texas NGL System	Texas	100%	1,039
Louisiana Pipeline System	Louisiana	Various (3)	612
Promix NGL Gathering System	Louisiana	50%	364
DEP South Texas NGL Pipeline System	Texas	100% (4)	286
Houston Ship Channel	Texas	100%	266
Lou-Tex NGL	Texas, Louisiana	100%	205
Others (5 systems) (5)	Various	Various	465

Total miles			13,758

NGL and related product storage facilities by state:
Texas (6)				124.5
Louisiana				15.3
Mississippi				5.7
Others (Arizona, Georgia, Iowa, Kansas, Nebraska, Oklahoma)				9.4

Total capacity (7)				154.9

(1)	We hold a 74.2% interest in this system through a majority owned subsidiary, Dixie Pipeline Company (“Dixie”).

(2)	We hold a 90% interest in this system through a majority owned subsidiary, Seminole Pipeline Company (“Seminole”).

(3)	Of the 612 total miles for this system, we own 100% of 559 miles and 43.5% of the remaining 53 miles.

(4)	Reflects consolidated ownership of this system by EPO (34%) and Duncan Energy Partners (66%).

(5)	Includes our Tri-States, Belle Rose, Wilprise, and Chunchula pipelines located in the coastal regions of Alabama, Louisiana, and Mississippi and our Meeker pipeline in Colorado. We completed the Meeker pipeline in 2007, which transports NGLs from our Meeker natural gas processing facility to the Mid-America Pipeline System.

(6)	The amount shown for Texas includes 33 underground caverns with an aggregate useable storage capacity of approximately 100 MMBbls that we own jointly with Duncan Energy Partners. These caverns are located in Mont Belvieu, Texas.

(7)	The 154.9 MMBbls of total useable storage capacity includes 20.8 MMBbls held under operating leases. The leased facilities are located in Texas, Louisiana and Kansas.
          The maximum number of barrels that our NGL pipelines can transport per day depends upon the operating balance achieved at a given point in time between various segments of the systems. Since the operating balance is dependent upon the mix of products to be shipped and demand levels at various delivery points, the exact capacities of our NGL pipelines cannot be determined. We measure the utilization rates of such pipelines in terms of net throughput (i.e., on a net basis in accordance with our ownership interest). Total net throughput volumes for these pipelines were 1,583 MBPD, 1,450 MBPD and 1,360 MBPD during the years ended December 31, 2007, 2006 and 2005, respectively.
          The following information highlights the general use of each of our principal NGL pipelines. We operate our NGL pipelines with the exception of Tri-States and a small portion of the Louisiana Pipeline System.
▪	The Mid-America Pipeline System is a regulated NGL pipeline system consisting of three primary segments: the 2,785-mile Rocky Mountain pipeline, the 2,771-mile Conway North pipeline and the 2,252-mile Conway South pipeline. This system covers thirteen states: Wyoming, Utah, Colorado, New Mexico, Texas, Oklahoma, Kansas, Missouri, Nebraska, Iowa, Illinois, Minnesota and Wisconsin. The Rocky Mountain pipeline transports mixed NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to the Hobbs hub located on the Texas-New Mexico border. During 2007, the Rocky Mountain pipeline’s capacity was increased by 50 MBPD. The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest. In addition, the

Conway North segment has access to NGL supplies from Canada’s Western Sedimentary Basin through third-party connections. The Conway South pipeline, which completed an expansion in 2007, connects the Conway hub with Kansas refineries and transports NGLs to and from Conway, Kansas to the Hobbs hub. The Mid-America Pipeline System interconnects with our Seminole Pipeline and Hobbs NGL fractionator and storage facility at the Hobbs hub. We also own fifteen unregulated propane terminals that are an integral part of the Mid-America Pipeline System.

During 2007, approximately 51% of the volumes transported on the Mid-America Pipeline System were mixed NGLs originating from natural gas processing plants located in the Permian Basin in west Texas, the Hugoton Basin of southwestern Kansas, the San Juan Basin of northwest New Mexico, the Piceance Basin of Colorado, the Uintah Basin of Colorado and Utah and the Greater Green River Basin of southwestern Wyoming. The remaining volumes are generally purity NGL products originating from NGL fractionators in the mid-continent areas of Kansas, Oklahoma, and Texas, as well as deliveries from Canada.

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

We contributed a direct 66% equity interest in South Texas NGL Pipelines, LLC (“South Texas NGL”), our subsidiary that owns the DEP South Texas NGL Pipeline System, to Duncan Energy Partners effective February 1, 2007. We own the remaining 34% direct equity interest in South Texas NGL. For additional information regarding Duncan Energy Partners, see “Other Items – Initial Public Offering of Duncan Energy Partners” included under Item 7 of this annual report.

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
          Our NGL and related product storage facilities are integral parts of our pipeline and other operations. In general, these underground storage facilities are used to store NGLs and petrochemical products for us and our customers. Our underground storage facilities include locations in Arizona and Kansas that were acquired in July 2005. We operate these facilities, with the exception of certain storage locations operated for us by a third party in Louisiana.
          We contributed a direct 66% equity interest in our subsidiary, Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”), to Duncan Energy Partners on February 5, 2007. We own the remaining 34% direct equity interest in Mont Belvieu Caverns. Mont Belvieu Caverns owns 33 underground storage caverns with an aggregate underground storage capacity of approximately 100 MMBbls, and a brine system with approximately 20 MMBbls of above-ground storage pit capacity and two brine production wells. These assets store and deliver NGLs (such as ethane and propane) and certain petrochemical products for industrial customers located along the upper Texas Gulf Coast. In 2007, we modified certain wells at our Mont Belvieu Caverns’ facility to enable us to also store refined products such as motor gasoline and diesel fuel. For information regarding our ongoing Mont Belvieu storage well optimization projects, see “Liquidity and Capital Resources – Capital Spending” included under Item 7 of this annual report.
          The following table summarizes the significant NGL fractionation assets of our NGL Pipelines & Services business segment at February 1, 2008.

			Net	Total
		Our	Plant	Plant
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(MBPD) (1)	(MBPD)

NGL fractionation facilities:
Mont Belvieu	Texas	75%	178	230
Shoup and Armstrong	Texas	100%	87	87
Hobbs	Texas	100%	75	75
Norco	Louisiana	100%	75	75
Promix	Louisiana	50%	73	145
BRF	Louisiana	32.2%	19	60
Tebone	Louisiana	43.5%	12	30

Total plant capacities			519	702

(1)	The approximate net NGL fractionation capacity does not necessarily correspond to our ownership interest in each facility. It is based on a variety of factors such as volumes processed at the facility and ownership interest in the facility.
          The following information highlights the general use of each of our principal NGL fractionation facilities. We operate all of our NGL fractionation facilities.
▪	Our Mont Belvieu NGL fractionation facility is located at Mont Belvieu, Texas, which is a key hub of the domestic and international NGL industry. This facility fractionates mixed NGLs from several major NGL supply basins in North America including the Mid-Continent, Permian Basin, San Juan Basin, Rocky Mountain Overthrust, East Texas and the Gulf Coast.

▪	Our Shoup and Armstrong NGL fractionation facilities fractionate mixed NGLs supplied by our south Texas natural gas processing plants. The Shoup and Armstrong facilities supply NGLs transported by the DEP South Texas NGL Pipeline System.

▪	The Hobbs NGL fractionation facility is located in Gaines County, Texas, where it serves petrochemical end users and refineries in West Texas, New Mexico and California. In addition, the Hobbs facility can supply exports to northern Mexico through existing pipeline infrastructure. The Hobbs facility receives mixed NGLs from several major supply basins including Mid-Continent, Permian Basin, San Juan Basin and the Rocky Mountain Overthrust. The facility is strategically located at the interconnect of our Mid-America Pipeline System and Seminole Pipeline, providing us flexibility to supply the nation’s largest NGL hub at Mont Belvieu, Texas as well as access to the second-largest NGL hub at Conway, Kansas.

▪	The Norco NGL fractionation facility receives mixed NGLs via pipeline from refineries and natural gas processing plants located in southern Louisiana and along the Mississippi and Alabama Gulf Coast, including our Yscloskey, Pascagoula, Venice and Toca facilities.

▪	The Promix NGL fractionation facility receives mixed NGLs via pipeline from natural gas processing plants located in southern Louisiana and along the Mississippi Gulf Coast, including our Calumet, Neptune, Burns Point and Pascagoula facilities. In addition to the 364-mile Promix NGL Gathering System, Promix owns five NGL storage caverns and a barge loading facility that is integral to its operations.

▪	The BRF facility fractionates mixed NGLs from natural gas processing plants located in Alabama, Mississippi and southern Louisiana.
          On a weighted-average basis, utilization rates for our NGL fractionators were 80%, 75% and 74% during the years ended December 31, 2007, 2006 and 2005, respectively. These rates reflect the periods in which we owned an interest in such facilities. We own direct consolidated interests in all of our NGL fractionation facilities with the exception of a 50% interest in a facility owned by Promix and a 32.2% interest in a facility owned by Baton Rouge Fractionators LLC (“BRF”).
          Our NGL operations include import and export facilities located on the Houston Ship Channel in southeast Texas. We own an import and export facility located on land we lease from Oiltanking Houston LP (“OTTI”). In June 2007, we completed an expansion of our OTTI facilities, which significantly increased our loading and offloading capabilities. Our OTTI import facility can now offload NGLs from tanker vessels at rates up to 20,000 barrels per hour depending on the product. Our OTTI export facility can now load cargoes of refrigerated propane and butane onto tanker vessels at rates up to 6,700 barrels per hour. Previously, our offloading rate was up to 10,000 barrels per hour (depending on product) and our maximum loading rate was 5,000 barrels per hour. In addition to our OTTI facilities, we own a barge dock that can load or offload two barges of NGLs or refinery-grade propylene simultaneously at rates up to 5,000 barrels per hour. Our average combined NGL import and export volumes were 84 MBPD, 127 MBPD and 119 MBPD for 2007, 2006 and 2005, respectively.
     Onshore Natural Gas Pipelines & Services
          Our Onshore Natural Gas Pipelines & Services business segment includes approximately 17,758 miles of onshore natural gas pipeline systems that provide for the gathering and transmission of natural gas in Alabama, Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming. We own two salt dome natural gas storage facilities located in Mississippi and lease natural gas storage facilities located in Texas and Louisiana. This segment also includes our natural gas marketing activities.
          Onshore natural gas pipelines and related natural gas marketing. Our onshore natural gas pipeline systems provide for the gathering and transmission of natural gas from onshore developments, such as the San Juan, Barnett Shale, Permian, Piceance and Greater Green River supply basins in the Western U.S., and from offshore developments in the Gulf of Mexico through connections with offshore pipelines. Typically, these systems receive natural gas from producers, other pipelines or shippers through system interconnects and redeliver the natural gas to processing facilities, local gas distribution companies, industrial or municipal customers or to other onshore pipelines.

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
          We entered the natural gas marketing business in 2001 when we acquired the Acadian Gas System. In 2007, we initiated an expansion of this marketing business to leverage off our other natural gas pipeline assets. Our natural gas marketing activities generate revenues from the sale and delivery of natural gas obtained primarily from (i) third party well-head purchases, (ii) our natural gas processing plants or (iii) the open market. In general, our natural gas sales contracts utilize market-based pricing and can incorporate pricing differentials for factors such as delivery location. We expect our natural gas marketing business to continue to grow in the future. Our consolidated revenues from this business were $1.6 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2007, 2006 and 2005, respectively.
          We are exposed to commodity price risk to the extent that we take title to natural gas volumes through our natural gas marketing activities or through certain contracts on our intrastate natural gas pipelines. In addition, our San Juan, Waha, Carlsbad and Jonah pipelines provide aggregating and bundling services, in which we purchase and resell natural gas for certain small producers. Also, several of our gathering systems, while not providing marketing services, have some exposure to risks related to commodity prices through transportation arrangements with shippers. For example, approximately 95% of the fee-based gathering arrangements of our San Juan Gathering System are calculated using a percentage of a regional price index for natural gas. We use commodity financial instruments from time to time to mitigate our exposure to risks related to commodity prices. For information regarding our use of commodity financial instruments, see “Quantitative and Qualitative Disclosures About Market Risks” included under Item 7A of this annual report.
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
          Seasonality. Typically, our onshore natural gas pipelines experience higher throughput rates during the summer months as natural gas-fired power generation facilities increase output to meet residential and commercial demand for electricity for air conditioning and in the winter months natural gas is needed as fuel for residential and commercial heating. Likewise, this seasonality also impacts the timing of injections and withdrawals at our natural gas storage facilities.
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
          Properties. The following table summarizes the significant assets of our Onshore Natural Gas Pipelines & Services business segment at February 1, 2008.

				Approx. Net
		Our		Capacity,	Gross
		Ownership	Length	Natural Gas	Capacity
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(Bcf)

Onshore natural gas pipelines:
Texas Intrastate System	Texas	100% (1)	6,976	5,155
Piceance Creek Gathering System	Colorado	100%	48	1,600
San Juan Gathering System	New Mexico, Colorado	100%	6,065	1,200
Acadian Gas System	Louisiana	Various (2)	1,042	1,149
Jonah Gathering System	Wyoming	19.4%	643	387
Waha Gathering System	Texas, New Mexico	100%	465	380
Carlsbad Gathering System	Texas, New Mexico	100%	919	220
Alabama Intrastate System	Alabama	100%	408	200
Encinal Gathering System	Texas	100%	449	143
Other (6 systems) (3)	Texas, Mississippi	Various (4)	743

Total miles			17,758

Natural gas storage facilities:
Petal	Mississippi	100%			14.1
Hattiesburg	Mississippi	100%			4.0
Wilson	Texas	Leased (5)			6.4
Acadian	Louisiana	Leased (6)			3.0

Total gross capacity					27.5

(1)	We own a 50% undivided interest in the 641-mile Channel pipeline system, which is a component of the Texas Intrastate System. The remaining 50% is owned by affiliates of Energy Transfer Equity. In addition, we own less than a 100% undivided interest in certain segments of the Enterprise Texas pipeline system.

(2)	Reflects consolidated ownership of Acadian Gas by EPO (34%) and Duncan Energy Partners (66%). Also includes the 49.5% equity investment that Acadian Gas has in the Evangeline pipeline.

(3)	Includes the Delmita, Big Thicket, Indian Springs and Canales gathering systems located in Texas and the Petal and Hattiesburg pipelines located in Mississippi. The Delmita and Big Thicket gathering systems are integral parts of our natural gas processing operations, the results of operations and assets of which are accounted for under our NGL Pipelines & Services business segment. We acquired the Canales gathering system in connection with the Encinal acquisition in July 2006. The Petal and Hattiesburg pipelines are integral components of our natural gas storage operations.

(4)	We own 100% of these assets with the exception of the Indian Springs system, in which we own an 80% undivided interest through a consolidated subsidiary.

(5)	This facility is held under an operating lease that expires in January 2028.

(6)	We hold this facility under an operating lease that expires in December 2012.
          On a weighted-average basis, aggregate utilization rates for our onshore natural gas pipelines were approximately 64%, 71% and 73% during the years ended December 31, 2007, 2006 and 2005, respectively. The utilization rate for 2007 excludes our Piceance Creek Gathering System, which operated at an average utilization rate of 24% during 2007 as volumes ramped-up on this system. Our utilization rates reflect the periods in which we owned an interest in such assets, or, for recently constructed assets, since the dates such assets were placed into service.

          The following information highlights the general use of each of our principal onshore natural gas pipelines and storage facilities, all of which we operate.
▪	The Texas Intrastate System gathers and transports natural gas from supply basins in Texas (from both onshore and offshore sources) to local gas distribution companies and electric generation and industrial and municipal consumers as well as to connections with intrastate and interstate pipelines. This system serves important natural gas producing regions and commercial markets in Texas, including Corpus Christi, the San Antonio/Austin area, the Beaumont/Orange area, the Houston area, and the Houston Ship Channel industrial market. The Texas Intrastate System is comprised of the 6,106-mile Enterprise Texas pipeline system, the 229-mile TPC Offshore gathering system and the 641-mile Channel pipeline system. The leased Wilson natural gas storage facility is an integral part of the Texas Intrastate System.

In November 2006, we announced an expansion of our Texas Intrastate System with the construction of the Sherman Extension that will transport up to 1.1 Bcf/d of natural gas from the growing Barnett Shale area of North Texas. For information regarding this expansion projects, see “Liquidity and Capital Resources — Capital Spending” included under Item 7 of this annual report.

▪	The Piceance Creek Gathering System consists of a recently constructed natural gas gathering pipeline located in the Piceance Basin of northwestern Colorado. We acquired this pipeline from EnCana Oil & Gas (“EnCana”) in December 2006. The Piceance Creek Gathering System extends from a connection with EnCana’s Great Divide Gathering System located near Parachute, Colorado, northward through the heart of the Piceance Basin to our 1.5 Bcf/d Meeker natural gas treating and processing complex, which completed its first phase of construction in October 2007. We placed the Piceance Creek Gathering System into service in January 2007 and it currently transports approximately 520 MMcf/d of natural gas. With connectivity to EnCana’s Great Divide Gathering System, our Piceance Creek Gathering System has access to natural gas production from the southern portion of the Piceance basin, including production from EnCana’s Mamm Creek field.

▪	The San Juan Gathering System serves natural gas producers in the San Juan Basin of New Mexico and Colorado. This system gathers natural gas production from over 10,630 producing wells in the San Juan Basin and delivers the natural gas to natural gas processing facilities, including our Chaco facility.

In November 2007, we and the Jicarilla Apache Nation announced the formation of a joint venture to own and operate natural gas gathering assets located on or near Jicarilla Apache Nation reservation lands. For additional information regarding this new joint venture, see “Recent Developments” included under Item 7 of this annual report.

▪	The Acadian Gas System purchases, transports, stores and sells natural gas in Louisiana. The Acadian Gas System is comprised of the 577-mile Cypress pipeline, 438-mile Acadian pipeline and the 27-mile Evangeline pipeline. The leased Acadian natural gas storage facility is an integral part of the Acadian Gas System.

We contributed a direct 66% equity interest in Acadian Gas, LLC (“Acadian Gas”), which is a subsidiary that owns the Cypress and Acadian pipelines, to Duncan Energy Partners on February 5, 2007. We own the remaining 34% direct equity interest in Acadian Gas. For additional information regarding Duncan Energy Partners, see “Other Items — Initial Public Offering of Duncan Energy Partners” included under Item 7 of this annual report. Acadian Gas owns a 49.5% indirect interest in the Evangeline pipeline.

▪	The Jonah Gathering System is located in the Greater Green River Basin of southwestern Wyoming. This system gathers natural gas from the Jonah and Pinedale fields for delivery to regional natural gas processing plants, including our Pioneer facility, and major interstate pipelines. Our ownership in this gathering system is through our 19.4% equity method investment in Jonah Gas Gathering Company, which we acquired from TEPPCO in August 2006. We completed the first portion of the Phase V expansion the Jonah Gathering System in July 2007.
Currently the gross gathering capacity of this system is 2.0 Bcf/d (net to our interest, 387 MMcf/d) and is expected to increase to 2.4 Bcf/d upon the completion of the final stage of this expansion in April 2008. For additional information regarding this joint venture arrangement with TEPPCO, see Item 13 of this annual report.
▪	The Waha and Carlsbad Gathering Systems (formerly our Permian Basin System) gather natural gas from wells in the Permian Basin region of Texas and New Mexico and deliver natural gas into the El Paso Natural Gas, Transwestern and Oasis pipelines.

▪	The Alabama Intrastate System mainly gathers coal bed methane from wells in the Black Warrior Basin in Alabama. This system is also involved in the purchase, transportation and sale of natural gas.

▪	The Encinal Gathering System gathers natural gas from the Olmos and Wilcox formations in south Texas and delivers into our Texas Intrastate System, which delivers the natural gas into our south Texas facilities for processing. We acquired this gathering system in connection with the Encinal acquisition in July 2006.

▪	Our Petal and Hattiesburg underground storage facilities are strategically situated to serve the domestic Northeast, Mid-Atlantic and Southeast natural gas markets and are capable of delivering in excess of 1.4 Bcf/d of natural gas into five interstate pipeline systems.
We are developing a new natural gas storage cavern located at our Petal facility. The new cavern is designed to store approximately 7.9 Bcf of natural gas, of which approximately 5.0 Bcf will be working gas capacity and 2.9 Bcf will be the base gas requirements needed to support minimum pressures. This expansion project was approved by the FERC and is projected to commence operations during the second quarter of 2008. We have long-term, binding precedent agreements on the majority of the new capacity.
          We are developing additional natural gas storage capacity at our Wilson facility. In addition, we are constructing various natural gas gathering pipelines and related assets in the Rocky Mountains region in support of long-term service agreements with major producers. For information regarding these expansion projects, see “Liquidity and Capital Resources — Capital Spending” included under Item 7 of this annual report.
     Offshore Pipelines & Services
          Our Offshore Pipelines & Services business segment includes (i) approximately 1,555 miles of offshore natural gas pipelines strategically located to serve production areas including some of the most active drilling and development regions in the Gulf of Mexico, (ii) approximately 914 miles of offshore Gulf of Mexico crude oil pipeline systems and (iii) six multi-purpose offshore hub platforms located in the Gulf of Mexico with crude oil or natural gas processing capabilities.
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
          Our revenues from offshore natural gas pipelines are derived from fee-based agreements and are typically based on transportation fees per unit of volume transported (generally in MMBtus) multiplied by the volume delivered. These transportation agreements tend to be long-term in nature, often involving life-

of-reserve commitments with firm and interruptible components. We do not take title to the natural gas volumes that are transported on our natural gas pipeline systems; rather, the shipper retains title and the associated commodity price risk.
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
          Revenues from offshore platform services generally consist of demand payments and commodity charges. Demand fees represent charges to customers served by our offshore platforms regardless of the volume the customer delivers to the platform. Revenues from commodity charges are based on a fixed-fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered. Contracts for platform services often include both demand payments and commodity charges, but demand payments generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers. Our Independence Hub and Marco Polo offshore platforms earn a significant amount of demand revenues. The Independence Hub platform will earn $55.2 million of demand revenues annually through March 2012. The Marco Polo platform will earn $25.2 million of demand revenues annually through April 2009.
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

          Properties. The following table summarizes the significant assets of our Offshore Pipelines & Services business segment at February 1, 2008, all of which are located in the Gulf of Mexico primarily offshore Louisiana and Texas.

	Our		Water	Approximate	Net Capacity
	Ownership	Length	Depth	Natural Gas	Crude Oil
Description of Asset	Interest	(Miles)	(Feet)	(MMcf/d)	(MPBD)

Offshore natural gas pipelines:
High Island Offshore System	100%	291		1,800
Viosca Knoll Gathering System	100%	172		1,000
Independence Trail (1)	100%	134		1,000
Green Canyon Laterals	Various (2)	95		599
Anaconda Gathering System (3)	100%	137		550
Phoenix Gathering System	100%	77		450
Falcon Natural Gas Pipeline	100%	14		400
Manta Ray Offshore Gathering System	25.7%	250		206
Nautilus System	25.7%	101		154
VESCO Gathering System	13.1%	260		105
Nemo Gathering System	33.9%	24		102

Total miles		1,555

Offshore crude oil pipelines:
Cameron Highway Oil Pipeline	50%	374			250
Poseidon Oil Pipeline System	36%	372			144
Allegheny Oil Pipeline	100%	43			140
Marco Polo Oil Pipeline	100%	37			120
Constitution Oil Pipeline	100%	67			80
Typhoon Oil Pipeline	100%	17			80
Tarantula Oil Pipeline	100%	4			30

Total miles		914

Offshore platforms:
Independence Hub (1)	80%		8,000	800	NA
Marco Polo	50%		4,300	150	60
Viosca Knoll 817	100%		671	145	5
Garden Banks 72	50%		518	40	18
East Cameron 373	100%		441	195	3
Falcon Nest	100%		389	400	3

(1)	In July 2007, the Independence Hub platform and Independence Trail pipeline received first production from deepwater production wells connected to the Independence Hub platform. The Independence Hub platform began earning demand revenues in March 2007.

(2)	Our ownership interests in the Green Canyon Laterals ranges from 0% to 100%.

(3)	Data shown for the Anaconda Gathering System includes the 30-mile Constitution natural gas pipeline, which we constructed and placed into service in 2006. The Constitution natural gas pipeline has a net capacity of approximately 200 MMcf/d.
          We operate our offshore natural gas pipelines, with the exception of the VESCO Gathering System, Manta Ray Offshore Gathering System, Nautilus System, Nemo Gathering System and certain components of the Green Canyon Laterals. On a weighted-average basis, aggregate utilization rates for our offshore natural gas pipelines were approximately 24%, 26% and 30% during the years ended December 31, 2007, 2006 and 2005, respectively. These rates reflect the periods in which we owned an interest in such assets.
          The following information highlights the general use of each of our principal Gulf of Mexico offshore natural gas pipelines.
▪	The High Island Offshore System (“HIOS”) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to the ANR pipeline system, Tennessee Gas Pipeline and the U-T Offshore System. The HIOS pipeline system includes eight pipeline junction and service platforms. This system also includes the 86-mile East Breaks System that connects the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25 to the HIOS pipeline system.

▪	The Viosca Knoll Gathering System transports natural gas from producing fields located in the Main Pass, Mississippi Canyon and Viosca Knoll areas to several major interstate pipelines, including the Tennessee Gas, Columbia Gulf, Southern Natural, Transco, Dauphin Island Gathering System and Destin Pipelines.

▪	The Independence Trail natural gas pipeline transports natural gas from our Independence Hub platform to the Tennessee Gas Pipeline. Natural gas transported on the Independence Trail comes from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico. This pipeline includes one pipeline junction platform at West Delta 68. We completed construction of the Independence Trail natural gas pipeline during 2006. In July 2007, the Independence Trail pipeline received first production from deepwater wells connected to the Independence Hub platform.

▪	The Green Canyon Laterals consist of 20 pipeline laterals (which are extensions of natural gas pipelines) that transport natural gas to downstream pipelines, including the HIOS.

▪	The Anaconda Gathering System connects our Marco Polo platform and the third-party owned Constitution platform to the ANR pipeline system. The Anaconda Gathering System includes our wholly-owned Typhoon, Marco Polo and Constitution natural gas pipelines. The Constitution natural gas pipeline serves the Constitution and Ticonderoga fields located in the central Gulf of Mexico.

▪	The Phoenix Gathering System connects the Red Hawk platform located in the Garden Banks area of the Gulf of Mexico to the ANR pipeline system.

▪	The Falcon Natural Gas Pipeline delivers natural gas processed at our Falcon Nest platform to a connection with the Central Texas Gathering System located on the Brazos Addition Block 133 platform.

▪	The Manta Ray Offshore Gathering System transports natural gas from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of Mexico to numerous downstream pipelines, including our Nautilus System. Our ownership interest in this pipeline is held indirectly through our equity method investment in Neptune Pipeline Company, L.L.C. (“Neptune”).

▪	The Nautilus System connects our Manta Ray Offshore Gathering System to our Neptune natural gas processing plant on the Louisiana gulf coast. Our ownership interest in this pipeline is held indirectly through our equity method investment in Neptune.

▪	The VESCO Gathering System is a 260-mile regulated natural gas pipeline system associated with the Venice natural gas processing plant in Louisiana. This pipeline is an integral part of the natural gas processing operations of VESCO. Our 13.1% interest in this system is held through our equity method investment in VESCO.

▪	The Nemo Gathering System transports natural gas from Green Canyon developments to an interconnect with our Manta Ray Offshore Gathering System. Our ownership interest in this pipeline is held indirectly through our equity method investment in Nemo Gathering Company, LLC.

          The following information highlights the general use of each of our principal Gulf of Mexico offshore crude oil pipelines, all of which we operate. On a weighted-average basis, aggregate utilization rates for our offshore crude oil pipelines were approximately 19%, 18% and 17% during the years ended December 31, 2007, 2006 and 2005, respectively. These rates reflect the periods in which we owned an interest in such assets.
▪	The Cameron Highway Oil Pipeline gathers crude oil production from deepwater areas of the Gulf of Mexico, primarily the South Green Canyon area, for delivery to refineries and terminals in southeast Texas. This pipeline includes one pipeline junction platform. Our 50% joint control ownership interest in this pipeline is held indirectly through our equity method investment in Cameron Highway Oil Pipeline Company (“Cameron Highway”).

▪	The Poseidon Oil Pipeline System gathers production from the outer continental shelf and deepwater areas of the Gulf of Mexico for delivery to onshore locations in south Louisiana. This system includes one pipeline junction platform. Our ownership interest in this pipeline is held indirectly through our equity method investment in Poseidon Oil Pipeline Company, LLC.

▪	The Allegheny Oil Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of Mexico with our Cameron Highway Oil Pipeline and Poseidon Oil Pipeline System.

▪	The Marco Polo Oil Pipeline transports crude oil from our Marco Polo platform to an interconnect with our Allegheny Oil Pipeline in Green Canyon Block 164.

▪	The Constitution Oil Pipeline serves the Constitution and Ticonderoga fields located in the central Gulf of Mexico. The Constitution Oil Pipeline connects with our Cameron Highway Oil Pipeline and Poseidon Oil Pipeline System at a pipeline junction platform.
          In October 2006, we announced the execution of definitive agreements with producers to construct, own and operate an oil export pipeline that will provide firm gathering services from the BHP Billiton Plc-operated Shenzi production field located in the South Green Canyon area of the central Gulf of Mexico. For information regarding this project, see “Liquidity and Capital Resources — Capital Spending” included under Item 7 of this annual report.
          The following information highlights the general use of each of our principal Gulf of Mexico offshore platforms. We operate these offshore platforms with the exception of the Marco Polo platform, Independence Hub platform and East Cameron 373.
          On a weighted-average basis, utilization rates with respect to natural gas processing capacity of our offshore platforms were approximately 29%, 17% and 27% during the years ended December 31, 2007, 2006 and 2005, respectively. Likewise, utilization rates for our offshore platforms were approximately 26%, 19% and 9%, respectively, in connection with platform crude oil processing capacity. These rates reflect the periods in which we owned an interest in such assets. In addition to the offshore platforms we identified in the preceding table, we own or have an ownership interest in fourteen pipeline junction and service platforms. Our pipeline junction and service platforms do not have processing capacity.
▪	The Independence Hub platform is located in Mississippi Canyon Block 920. This platform processes natural gas gathered from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico. We successfully installed the Independence Hub platform and began earning demand revenues in March 2007. In July 2007, the Independence Hub platform received first production from deepwater wells connected to the platform. Currently, the platform is receiving approximately 900 MMcf/d of natural gas from fifteen wells.

▪	The Marco Polo platform, which is located in Green Canyon Block 608, processes crude oil and natural gas from the Marco Polo, K2, K2 North and Genghis Khan fields. These fields are located in the South Green Canyon area of the Gulf of Mexico. Our 50% joint control ownership interest in this platform is held indirectly through our equity method investment in Deepwater Gateway, L.L.C.
▪	The Viosca Knoll 817 platform is centrally located on our Viosca Knoll Gathering System. This platform primarily serves as a base for gathering deepwater production in the area, including the Ram Powell development.

▪	The Garden Banks 72 platform serves as a base for gathering deepwater production from the Garden Banks Block 161 development and the Garden Banks Block 378 and 158 leases. This platform also serves as a junction platform for our Cameron Highway Oil Pipeline and Poseidon Oil Pipeline System.

▪	The East Cameron 373 platform serves as the host for East Cameron Block 373 production and also processes production from Garden Banks Blocks 108, 152, 197, 200 and 201.

▪	The Falcon Nest platform, which is located in the Mustang Island Block 103 area of the Gulf of Mexico, currently processes natural gas from the Falcon field.
     Petrochemical Services
          Our Petrochemical Services business segment includes five propylene fractionation facilities, an isomerization complex, and an octane additive production facility. This segment also includes approximately 683 miles of petrochemical pipeline systems.
          Propylene fractionation. Our propylene fractionation business consists primarily of five propylene fractionation facilities located in Texas and Louisiana, and approximately 613 miles of various propylene pipeline systems. These operations also include an export facility located on the Houston Ship Channel and our petrochemical marketing activities.
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
          Our commercial isomerization units convert normal butane into mixed butane, which is subsequently fractionated into normal butane, isobutane and high purity isobutane. The primary uses of isobutane are currently for the production of propylene oxide, isooctane and alkylate for motor gasoline. The demand for commercial isomerization services depends upon the industry’s requirements for high purity isobutane and isobutane in excess of naturally occurring isobutane produced from NGL fractionation and refinery operations.
          The results of operation of this business are generally dependent upon the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers. Our isomerization facility provides processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane additive production facility.
          Octane enhancement. We own and operate an octane additive production facility located in Mont Belvieu, Texas designed to produce isooctane, which is an additive used in reformulated motor gasoline blends to increase octane, and isobutylene. The facility produces isooctane and isobutylene using feedstocks of high-purity isobutane, which is supplied using production from our isomerization units. Prior to mid-2005, the facility produced methyl tertiary butyl ether (“MTBE”). We modified the facility to produce isooctane and isobutylene. Depending on the outcome of various factors, the facility may be further modified in the future to produce alkylate, another motor gasoline additive.
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

          Properties. The following table summarizes the significant assets of our Petrochemical Services segment at February 1, 2008, all of which we operate.

			Net	Total
		Our	Plant	Plant
		Ownership	Capacity	Capacity	Length
Description of Asset	Location(s)	Interest	(MBPD)	(MBPD)	(Miles)

Propylene fractionation facilities:
Mont Belvieu (4 plants)	Texas	Various (1)	73	87
BRPC	Louisiana	30% (2)	7	23

Total capacity			80	110

Isomerization facility:
Mont Belvieu (3)	Texas	100%	116	116

Petrochemical pipelines:
Lou-Tex and Sabine Propylene	Texas, Louisiana	100% (4)			284
Texas City RGP Gathering System	Texas	100%			105
Lake Charles	Texas, Louisiana	50%			83
Others (6 systems) (5)	Texas	Various (6)			211

Total miles					683

Octane additive production facilities:
Mont Belvieu	Texas	100%	12	12

(1)	We own a 54.6% interest and lease the remaining 45.4% of a facility having 17 MBPD of plant capacity. We own a 66.7% interest in a second facility having 41 MBPD of total plant capacity. We own 100% of the remaining two facilities, which have 14 MBPD and 15 MBPD of plant capacity, respectively.

(2)	Our ownership interest in this facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).

(3)	On a weighted-average basis, utilization rates for this facility were approximately 78%, 70% and 70% during 2007, 2006 and 2005, respectively.

(4)	Reflects consolidated ownership of these pipelines by EPO (34%) and Duncan Energy Partners (66%).

(5)	Includes our Texas City PGP Delivery System and Port Neches, Bay Area, La Porte, Port Arthur and Bayport petrochemical pipelines.

(6)	We own 100% of these pipelines with the exception of the 17-mile La Porte pipeline, in which we hold an aggregate 50% indirect interest through our equity method investments in La Porte Pipeline Company L.P. and La Porte Pipeline GP, L.L.C.
          We produce polymer grade propylene at our Mont Belvieu location and chemical grade propylene at our BRPC facility. The primary purpose of the BRPC unit is to fractionate refinery grade propylene produced by an affiliate of ExxonMobil Corporation into chemical grade propylene. The production of polymer grade propylene from our Mont Belvieu plants is primarily used in our petrochemical marketing activities. On a weighted-average basis, aggregate utilization rates of our propylene fractionation facilities were approximately 86%, 86% and 83% during the years ended December 31, 2007, 2006 and 2005, respectively. This business segment also includes an above-ground polymer grade propylene storage and export facility located in Seabrook, Texas. This facility can load vessels at rates up to 5,000 barrels per hour.
          The Lou-Tex propylene pipeline is used to transport chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas. The Sabine pipeline is used to transport polymer grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana. We own these pipelines through our subsidiaries, Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”) and Sabine Propylene Pipeline L.P. (“Sabine Propylene”). On February 5, 2007, we contributed a direct 66% equity interest in our subsidiaries that own the Lou-Tex Propylene and Sabine Propylene pipelines to Duncan Energy Partners. We own the remaining 34% direct interest in these subsidiaries. For additional information regarding Duncan Energy Partners, see “Other Items - Initial Public Offering of Duncan Energy Partners” included under Item 7 of this annual report.
          The maximum number of barrels that our petrochemical pipelines can transport per day depends upon the operating balance achieved at a given point in time between various segments of the systems. Since the operating balance is dependent upon the mix of products to be shipped and demand levels at various delivery points, the exact capacities of our petrochemical pipelines cannot be determined. We measure the utilization rates of such pipelines in terms of net throughput (i.e., on a net basis in accordance with our ownership interest). Total net throughput volumes for these pipelines were 105 MBPD, 97 MBPD and 64 MBPD during the years ended December 31, 2007, 2006 and 2005, respectively.
          Our octane additive facility currently has an isooctane production capacity of 12 MBPD. The facility was capable of producing only MTBE prior to mid-2005 at a rate up to 15.5 MBPD. On a weighted-average combined product basis, utilization rates for this facility were approximately 58%, 58% and 29% during the years ended December 31, 2007, 2006 and 2005, respectively.
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
          The Lou-Tex Propylene and Sabine Propylene pipelines are interstate common carrier pipelines regulated under the ICA by the Surface Transportation Board (“STB”), a part of the United States Department of Transportation. If the STB finds that a carrier’s rates are not just and reasonable or are unduly discriminatory or preferential, it may prescribe a reasonable rate. In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives.
          The STB does not need to provide rate relief unless shippers lack effective competitive alternatives. If the STB determines that effective competitive alternatives are not available and a pipeline holds market power, then we may be required to show that our rates are reasonable.
          Natural Gas Pipelines. Our interstate natural gas pipelines and storage facilities that provide services in interstate commerce are regulated by the FERC under the Natural Gas Act of 1938 (“NGA”). Under the NGA, the rates for service on these interstate facilities must be just and reasonable and not unduly discriminatory. We operate these interstate facilities pursuant to tariffs which set forth terms and conditions of service. These tariffs must be filed with and approved by the FERC pursuant to its regulations and orders. Our tariff rates may be lowered on a prospective basis only by the FERC, on its own initiative, or as a result of challenges to the rates by third parties if they are found unlawful. Unless the FERC grants specific authority to charge market-based rates, our rates are derived based on a cost-of-service methodology.
          One element of the FERC’s cost-of-service methodology as it affects partnerships such as ours is an income tax allowance. Pursuant to an order on remand of a decision by the U.S. Court of Appeals for the District of Columbia Circuit in BP West Coast, LLC v. FERC and a policy statement regarding income tax allowance issued by the FERC, the FERC will permit a pipeline to include in cost-of-service a tax allowance to reflect actual or potential tax liability on its public utility income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case by case basis. Both the FERC’s income tax allowance policy and its initial application in an individual pipeline proceeding were appealed to the United States Court of Appeals for the District of Columbia (the “D.C. Circuit”). In May 2007, the D.C. Circuit issued an opinion in ExxonMobil Oil Corporation, et al. v. FERC, which denied the appeals and upheld the FERC’s tax allowance policy and the application of that policy in the individual pipeline proceeding. The FERC has issued additional orders reaffirming and clarifying its policy regarding the inclusion of an income tax allowance in rates. Most recently, the FERC issued an order in December 2007 which, among other things, affirmed the FERC’s conclusion that the tax liability may be an actual or potential liability, further clarified its income tax allowance policy and concluded that the concept of a potential tax liability recognizes that tax liability may be deferred. However, the FERC left open the possibility that it could require different criteria before permitting an income tax allowance. Rehearing requests of the December 2007 order are pending at the FERC.
          The FERC’s authority over companies that provide natural gas pipeline transportation or storage services in interstate commerce also includes (i) certification, construction, and operation of certain new facilities; (ii) the acquisition, extension, disposition or abandonment of such facilities; (iii) the maintenance of accounts and records; (iv) the initiation, extension and termination of regulated services; and (v) various other matters. In addition, pursuant to the Energy Policy Act of 2005, the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) were amended to increase civil and criminal penalties for any violation of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1 million per day per violation.
          Offshore Pipelines. Our offshore natural gas gathering pipelines and crude oil pipeline systems are subject to federal regulation under the Outer Continental Shelf Lands Act (“OCSLA”), which requires that all pipelines operating on or across the outer continental shelf provide nondiscriminatory transportation service.
     Intrastate Regulation
          Our intrastate NGL and natural gas pipelines are subject to regulation in many states, including Alabama, Colorado, Louisiana, Mississippi, New Mexico and Texas. Certain of our intrastate pipelines are subject to limited regulation by the FERC under the NGPA as they provide transportation and storage service pursuant to Section 311 of the NGPA and the FERC’s regulations. Under Section 311 of the NGPA, an intrastate pipeline company may transport gas for an interstate pipeline or any local distribution company served by an interstate pipeline. We are required to provide these services on an open and nondiscriminatory basis. The rates for 311 service may be established by the FERC or the respective state agency, but may not exceed a fair and equitable rate.
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
     Sales of Natural Gas
          We are engaged in natural gas marketing activities. The resale of natural gas in interstate commerce made by intrastate pipelines or their affiliates is subject to FERC regulation unless the gas is produced by the pipeline carrier or an affiliate. Under current federal rules, however, the price at which we sell natural gas currently is not regulated, insofar as the interstate market is concerned and, for the most part, is not subject to state regulation. The FERC’s rules require pipelines and their marketing affiliates who sell natural gas in interstate commerce subject to the FERC’s jurisdiction to adhere to a code of conduct prohibiting market manipulation and transactions that have no legitimate business purpose or result in prices not reflective of legitimate forces of supply and demand. Those who violate this code of conduct may be subject to suspension or loss of authorization to perform such sales, disgorgement of unjust profits, or other appropriate non-monetary remedies imposed by the FERC. The FERC currently has a rulemaking pending which would implement revisions to these rules. The FERC is continually proposing and implementing new rules and regulations affecting segments of the natural gas industry. We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing activities; however, we believe that any new regulations will also be applied to other natural gas marketers with whom we compete.
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
     Water
          The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States, as well as state waters. Permits must be obtained to discharge pollutants into these waters. The CWA imposes substantial civil and criminal penalties for non-compliance. The EPA has promulgated regulations that require us to have permits in order to discharge storm water runoff. The EPA has entered into agreements with states in which we operate whereby the permits are administered by the respective states.
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
          Congress and some states are considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact our business. However, future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, results of operations and cash flows.
     Solid Waste
          In our normal operations, we generate hazardous and non-hazardous solid wastes, including hazardous substances, that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, which impose detailed requirements for the handling, storage treatment and disposal of hazardous and solid waste. We also utilize waste minimization and recycling processes to reduce the volumes of our waste. Amendments to RCRA required the EPA to promulgate regulations banning the land disposal of all hazardous wastes unless the waste meets certain treatment standards or the land-disposal method meets certain waste containment criteria. In the past, although we utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and other materials may have been disposed of or released. In the future we may be required to remove or remediate these materials.
     Environmental Remediation
          The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a facility where a release occurred, transporters that select the site of disposal of hazardous substances and companies that disposed of or arranged for the disposal of any hazardous substances found at a facility. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of CERCLA that currently encompasses natural gas, we may nonetheless handle “hazardous substances” subject to CERCLA in the course of our operations and our pipeline systems may generate wastes that fall within CERCLA’s definition of a “hazardous substance.” In the event a disposal facility previously used by us requires clean up in the future, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed.
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
Employees
          Like many publicly traded partnerships, we have no employees. All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement. As of December 31, 2007, there were approximately 3,200 EPCO personnel that spend all or a portion of their time engaged in our business. Approximately 1,900 of these individuals devote all of their time performing management and operating duties for us. We reimburse EPCO for 100% of the costs it incurs to employ these individuals. The remaining approximate 1,300 personnel are part of EPCO’s shared service organization and spend all or a portion of their time engaged in our business. The cost for their services is reimbursed to EPCO and is generally based on the percentage of time such employees perform services on our behalf during the year. For additional information regarding the administrative services agreement and our relationship with EPCO, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Available Information
          As a large accelerated filer, we electronically file certain documents with the U.S. Securities and Exchange Commission (“SEC”). We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, we may also file registration statements and related documents in connection with equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC, including us.
          We provide electronic access to our periodic and current reports on our Internet website, www.epplp.com. These reports are available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. You may also contact our investor relations department at (866) 230-0745 for paper copies of these reports free of charge.
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
          We operate predominantly in the midstream energy sector which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs and crude oil. As such, our results of operations, cash flows and financial condition may be materially adversely affected by changes in the prices of these hydrocarbon products and by changes in the relative price levels among these hydrocarbon products. Changes in prices and changes in the relative price levels may impact demand for hydrocarbon products, which in turn may impact production, demand and volumes of product for which we provide services. We may also incur credit and price risk to the extent counterparties do not perform in connection with our marketing of natural gas, NGLs and propylene.
          In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue. The NYMEX daily settlement price for natural gas for the prompt month contract in 2005 ranged from a high of $15.38 per MMBtu to a low of $5.79 per MMBtu. In 2006, the same index ranged from a high of $10.63 per MMBtu to a low of $4.20 per MMBtu. In 2007, the same index ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu.

          Generally, the prices of natural gas, NGLs, crude oil and other hydrocarbon products are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are impossible to control. Some of these factors include:
▪	the level of domestic production and consumer product demand;

▪	the availability of imported oil and natural gas;

▪	actions taken by foreign oil and natural gas producing nations;

▪	the availability of transportation systems with adequate capacity;

▪	the availability of competitive fuels;

▪	fluctuating and seasonal demand for oil, natural gas and NGLs;

▪	the impact of conservation efforts;

▪	the extent of governmental regulation and taxation of production; and

▪	the overall economic environment.
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
          Our profitability could be materially impacted by a decline in the volume of natural gas, NGLs and crude oil transported, gathered or processed at our facilities. A material decrease in natural gas or crude oil production or crude oil refining, as a result of depressed commodity prices, a decrease in domestic and international exploration and development activities or otherwise, could result in a decline in the volume of natural gas, NGLs and crude oil handled by our facilities.
          The crude oil, natural gas and NGLs currently transported, gathered or processed at our facilities originate from existing domestic and international resource basins, which naturally deplete over time. To offset this natural decline, our facilities will need access to production from newly discovered properties that are either being developed or expected to be developed. Exploration and development of new oil and natural gas reserves is capital intensive, particularly offshore in the Gulf of Mexico. Many economic and business factors are beyond our control and can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. For example, a sustained decline in the price of natural gas and crude oil could result in a decrease in natural gas and crude oil exploration and development activities in the regions where our facilities are located. This could result in a decrease in volumes to our offshore platforms, natural gas processing plants, natural gas, crude oil and NGL pipelines, and NGL fractionators, which would have a material adverse affect on our results of operations, cash flows and financial position. Additional reserves, if discovered, may not be developed in the near future or at all.
          In addition, imported liquified natural gas (“LNG”), is expected to be a significant component of future natural gas supply to the United States. Much of this increase in LNG supplies is expected to be imported through new LNG facilities to be developed over the next decade. Twelve LNG projects have been approved by the FERC to be constructed in the Gulf Coast region and an additional two LNG projects have been proposed for the region. We cannot predict which, if any, of these projects will be constructed. We may not realize expected increases in future natural gas supply available to our facilities and pipelines if (i) a significant number of these new projects fail to be developed with their announced capacity, (ii) there are significant delays in such development, (iii) they are built in locations where they are not connected to our assets or (iv) they do not influence sources of supply on our systems. If the expected increase in natural gas supply through imported LNG is not realized, projected natural gas throughput on our pipelines would decline, which could have a material adverse effect on our results of operations, cash flows and financial position.
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
          As of December 31, 2007, we had approximately $6.90 billion of consolidated debt outstanding including Duncan Energy Partners, which had approximately $200.0 million outstanding under its credit facility. The amount of our future debt could have significant effects on our operations, including, among other things:
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
          Our public debt indentures currently do not limit the amount of future indebtedness that we can create, incur, assume or guarantee. Although EPO’s Multi-Year Revolving Credit Facility restricts our ability to incur additional debt above certain levels, any debt we may incur in compliance with these restrictions may still be substantial. For information regarding EPO’s Multi-Year Revolving Credit Facility, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
          EPO’s Multi-Year Revolving Credit Facility and each of its indentures for public debt contain conventional financial covenants and other restrictions. For example, we are prohibited from making distributions to our partners if such distributions would cause an event of default or otherwise violate a covenant under EPO’s Multi-Year Revolving Credit Facility. In addition, under the terms of our junior subordinated notes, generally, if we elect to defer interest payments thereon, we are restricted from making distributions with respect to our equity securities. A breach of any of these restrictions by us could permit our lenders or noteholders, as applicable, to declare all amounts outstanding under these debt agreements to be immediately due and payable and, in the case of EPO’s Multi-Year Revolving Credit Facility, to terminate all commitments to extend further credit. For additional information regarding EPO’s Multi-Year Revolving Credit Facility, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
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
          We are engaged in several construction projects involving existing and new facilities for which we have expended or will expend significant capital, and our operating cash flow from a particular project may not increase until a period of time after its completion. For instance, if we build a new pipeline or platform or expand an existing facility, the design, construction, development and installation may occur over an extended period of time, and we may not receive any material increase in operating cash flow from that project until a period of time after it is placed in service. If we experience any unanticipated or extended delays in generating operating cash flow from these projects, we may be required to reduce or reprioritize our capital budget, sell non-core assets, access the capital markets or decrease or limit distributions to unitholders in order to meet our capital requirements.
Our growth strategy may adversely affect our results of operations if we do not successfully integrate the businesses that we acquire or if we substantially increase our indebtedness and contingent liabilities to make acquisitions.
          Our growth strategy includes making accretive acquisitions. As a result, from time to time, we will evaluate and acquire assets and businesses (either ourselves or Duncan Energy Partners may do so) that we believe complement our existing operations. We may be unable to integrate successfully businesses we acquire in the future. We may incur substantial expenses or encounter delays or other problems in connection with our growth strategy that could negatively impact our results of operations, cash flows and financial condition.

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
          If consummated, any acquisition or investment would also likely result in the incurrence of indebtedness and contingent liabilities and an increase in interest expense and depreciation, accretion and amortization expenses. As a result, our capitalization and results of operations may change significantly following an acquisition. A substantial increase in our indebtedness and contingent liabilities could have a material adverse effect on our results of operations, cash flows and financial condition. In addition, any anticipated benefits of a material acquisition, such as expected cost savings, may not be fully realized, if at all.
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
          We have significant expenditures for the development and construction of midstream energy infrastructure assets, including construction and development projects with significant logistical, technological and staffing challenges.  We may not be able to complete our projects at the costs we estimated at the time of each project’s initiation or that we currently estimate.  For example, material and labor costs associated with our projects in the Rocky Mountains region increased over time due to factors such as higher transportation costs and the availability of construction personnel.  Similarly, force majeure events such as hurricanes along the Gulf Coast may cause delays, shortages of skilled labor and additional expenses for these construction and development projects, as were experienced with Hurricanes Katrina and Rita during 2005.
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

We may not be able to consummate future public offerings of Duncan Energy Partners’ debt and equity securities on terms that we expect or at all, which would result in less cash available for us to fund our capital spending program.
          Duncan Energy Partners was formed in part to acquire, own and operate midstream energy businesses of ours. In the future, we may contribute additional equity interests in our subsidiaries to Duncan Energy Partners and use the proceeds we receive from Duncan Energy Partners to fund our capital spending program. Although Duncan Energy Partners successfully completed its initial public offering of partnership units in February 2007, there is no guarantee that, in the event of a proposed future contribution, Duncan Energy Partners will be able to complete future offerings of its securities in amounts that we would expect. If this occurs, we may have less cash available to fund our capital spending program, which could result in less cash distributions.
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
          The credit and business risk profiles of the general partner or owners of a general partner may be factors in credit evaluations of a limited partnership by the nationally recognized debt rating agencies. This is because the general partner can exercise significant influence over the business activities of the partnership, including its cash distribution and acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of the general partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the partnership to service their indebtedness.
          Entities controlling the owner of our general partner have significant indebtedness outstanding and are dependent principally on the cash distributions from their limited partner equity interests in us, Enterprise GP Holdings and TEPPCO to service such indebtedness. Any distributions by us, Enterprise GP Holdings and TEPPCO to such entities will be made only after satisfying our then current obligations to creditors. Although we have taken certain steps in our organizational structure, financial reporting and contractual relationships to reflect the separateness of us and our general partner from the entities that control our general partner, our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of EPCO or the entities that control our general partner were viewed as substantially lower or more risky than ours.
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
          At December 31, 2007, our balance sheet reflected $591.7 million of goodwill and $917.0 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. Generally accepted accounting principles in the United States (“GAAP”) require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ equity and balance sheet leverage as measured by debt to total capitalization.
Increases in interest rates could materially adversely affect our business, results of operations, cash flows and financial condition.
          In addition to our exposure to commodity prices, we have significant exposure to increases in interest rates. As of December 31, 2007, we had approximately $6.90 billion of consolidated debt, of which approximately $5.03 billion was at fixed interest rates and approximately $1.87 billion was at variable interest rates, after giving effect to existing interest swap arrangements. From time to time, we may enter into additional interest rate swap arrangements, which could increase our exposure to variable interest rates. As a result, our results of operations, cash flows and financial condition, could be materially adversely affected by significant increases in interest rates.
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
          We depend on the leadership, involvement and services of Dan L. Duncan, the founder of EPCO and the chairman of our general partner and other key personnel. Mr. Duncan has been integral to our success and the success of EPCO due in part to his ability to identify and develop business opportunities, make strategic decisions and attract and retain key personnel. The loss of his leadership and involvement or the services of certain key members of our senior management team could have a material adverse effect on our business, results of operations, cash flows, market price of our securities and financial condition.
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
          We have entered into an administrative services agreement that governs business opportunities among entities controlled by EPCO, which includes us and our general partner, Enterprise GP Holdings and its general partner, Duncan Energy Partners and its general partner and TEPPCO and its general partner.

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
          At any time, we may issue an unlimited number of limited partner interests of any type (to parties other than our affiliates) without the approval of our unitholders. Our partnership agreement does not give our common unitholders the right to approve the issuance of equity securities including equity securities ranking senior to our common units. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:
▪	the ownership interest of a unitholder immediately prior to the issuance will decrease;

▪	the amount of cash available for distributions on each common unit may decrease;

▪	the ratio of taxable income to distributions may increase;

▪	the relative voting strength of each previously outstanding common unit may be diminished; and

▪	the market price of our common units may decline.
We may not have sufficient cash from operations to pay distributions at the current level following establishment of cash reserves and payments of fees and expenses, including payments to EPGP.
          Because distributions on our common units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance. We cannot guarantee that we will continue to pay distributions at the current level each quarter. The actual amount of cash that is available to be distributed each quarter will depend upon numerous factors, some of which are beyond our control and the control of EPGP. These factors include but are not limited to the following:
▪	the level of our operating costs;

▪	the level of competition in our business segments;

▪	prevailing economic conditions;

▪	the level of capital expenditures we make;

▪	the restrictions contained in our debt agreements and our debt service requirements;

▪	fluctuations in our working capital needs;

▪	the cost of acquisitions, if any; and

▪	the amount, if any, of cash reserves established by EPGP in its sole discretion.
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
          Unlike a corporation, our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. The value of our units and other limited partner interests may decrease in correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue more equity to recapitalize.
Cost reimbursements and fees due to EPCO and its affiliates, including our general partner may be substantial and will reduce our cash available for distribution to holders of our units.
          Prior to making any distribution on our units, we will reimburse EPCO and its affiliates, including officers and directors of EPGP, for all expenses they incur on our behalf, including allocated overhead. These amounts will include all costs incurred in managing and operating us, including costs for rendering administrative staff and support services to us, and overhead allocated to us by EPCO. The payment of these amounts could adversely affect our ability to pay cash distributions to holders of our units. EPCO has sole discretion to determine the amount of these expenses. In addition, EPCO and its affiliates may provide other services to us for which we will be charged fees as determined by EPCO.
          EPGP and its affiliates have limited fiduciary responsibilities to, and conflicts of interest with respect to, our partnership, which may permit it to favor its own interests to your detriment.
          The directors and officers of EPGP and its affiliates have duties to manage EPGP in a manner that is beneficial to its members. At the same time, EPGP has duties to manage our partnership in a manner that is beneficial to us. Therefore, EPGP’s duties to us may conflict with the duties of its officers and directors to its members. Such conflicts may include, among others, the following:
▪	neither our partnership agreement nor any other agreement requires EPGP or EPCO to pursue a business strategy that favors us;

▪	decisions of EPGP regarding the amount and timing of asset purchases and sales, cash expenditures, borrowings, issuances of additional units and reserves in any quarter may affect the level of cash available to pay quarterly distributions to unitholders and EPGP;

▪	under our partnership agreement, EPGP determines which costs incurred by it and its affiliates are reimbursable by us;

▪	EPGP is allowed to resolve any conflicts of interest involving us and EPGP and its affiliates;

▪	EPGP is allowed to take into account the interests of parties other than us, such as EPCO, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to unitholders;

▪	any resolution of a conflict of interest by EPGP not made in bad faith and that is fair and reasonable to us shall be binding on the partners and shall not be a breach of our partnership agreement;

▪	affiliates of EPGP, including TEPPCO, may compete with us in certain circumstances;

▪	EPGP has limited its liability and reduced its fiduciary duties and has also restricted the remedies available to our unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty. As a result of purchasing our units, you are deemed to consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

▪	we do not have any employees and we rely solely on employees of EPCO and its affiliates;

▪	in some instances, EPGP may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

▪	our partnership agreement does not restrict EPGP from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

▪	EPGP intends to limit its liability regarding our contractual and other obligations and, in some circumstances, may be entitled to be indemnified by us;

▪	EPGP controls the enforcement of obligations owed to us by our general partner and its affiliates; and

▪	EPGP decides whether to retain separate counsel, accountants or others to perform services for us.
          We have significant business relationships with entities controlled by Dan L. Duncan, including EPCO and TEPPCO. For detailed information on these relationships and related transactions with these entities, see Item 13 included within this annual report.
Unitholders have limited voting rights and are not entitled to elect our general partner or its directors, which could lower the trading price of our common units. In addition, even if unitholders are dissatisfied, they cannot easily remove our general partner.
          Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect EPGP or its directors and will have no right to elect our general partner or its directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen by the owners of the general partner and not by the unitholders.
          Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have no practical ability to remove EPGP or its officers or directors. EPGP may not be removed except upon the vote of the holders of at least 60% of our outstanding units voting together as a single class. Because affiliates of EPGP currently own approximately 34.0% of our outstanding common units, the removal of EPGP as our general partner is highly unlikely without the consent of both EPGP and its affiliates. As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence or reduction of a takeover premium in the trading price.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
          Unitholders’ voting rights are further restricted by a provision in our partnership agreement stating that any units held by a person that owns 20% or more of any class of our common units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence or reduction of a takeover premium in the trading price.

EPGP has a limited call right that may require common unitholders to sell their units at an undesirable time or price.
          If at any time EPGP and its affiliates own 85% or more of the common units then outstanding, EPGP will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then current market price. As a result, common unitholders may be required to sell their common units at an undesirable time or price and may therefore not receive any return on their investment. They may also incur a tax liability upon a sale of their units.
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
Sales of a large number of our outstanding common units in the market may depress the market price of our common units.
          Sales of a substantial number of our common units in the public market could cause the market price of our common units to decline. As of February 1, 2008, we had 435,241,826 common units outstanding. Sales of a substantial number of these common units in the trading markets, whether in a single transaction or series of transactions, or the possibility that these sales may occur, could reduce the market price of our outstanding common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.
Our general partner’s interest in us and the control of our general partner may be transferred to a third party without unitholder consent.
          After June 30, 2008, our general partner, in accordance with our partnership agreement, may transfer its general partner interest without the consent of unitholders. In addition, our general partner may transfer its general partner interest to a third party in a merger or consolidation or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Enterprise GP Holdings or its affiliates to transfer their equity interests in our general partner to a third party. The new equity owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to influence the decisions taken by the board of directors and officers of our general partner.
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
          If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distributions to our common unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.
          Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to a material amount of entity level taxation. In addition, because of widespread state budget deficits and other reasons, several states (including Texas) are evaluating ways to enhance state-tax collections. For example, with respect to tax reports due on or after January 1, 2008, our operating subsidiaries are subject to the Revised Texas Franchise Tax on that portion of their revenue generated in Texas. Specifically, the Revised Texas Franchise Tax is imposed at a maximum effective rate of 0.7% of the operating subsidiaries’ gross revenue that is apportioned to Texas. If any additional state were to impose an entity-level tax upon us or our operating subsidiaries, the cash available for distribution to our common unitholders would be reduced.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
          The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, or Qualifying Income Exception, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. It is possible that these legislative efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Modifications to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any changes will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.
          We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
          Common unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive any cash distributions from us. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability which results from their share of our taxable income.
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
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
          Investments in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.
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
          In addition to federal income taxes, our common unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. Our common unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We may own property or conduct business in other states or foreign countries in the future. It is the responsibility of the common unitholder to file all federal, state and local tax returns.
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
We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between EPGP and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.
          When we issue additional common units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and EPGP. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and EPGP, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between EPGP and certain of our unitholders.
          A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to the unitholder’s tax returns.

Item 1B. Unresolved Staff Comments.
          None.
Item 3. Legal Proceedings.
          On occasion, we or our unconsolidated affiliates are named as defendants in litigation relating to our normal business activities, including regulatory and environmental matters. Although we are insured against various business risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activities. We are unaware of any significant litigation, pending or threatened, that could have a significant adverse effect on our financial position, cash flows or results of operations. For detailed information regarding our legal proceedings, see Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters voted on by our unitholders during the fourth quarter of 2007. On January 29, 2008, we held a special meeting where our unitholders where asked to approve the terms of the Enterprise Products 2008 Long-Term Incentive Plan (the “Enterprise Products 2008 LTIP”), which provides for awards of (i) options to purchase our common units, (ii) restricted units, (iii) phantom units, (iv) distribution equivalent rights and (v) common unit appreciation rights. These awards would be available for grant to employees and consultants of EPCO, including those who provide services on our behalf, and non-employee directors of our general partner. The Enterprise Products 2008 LTIP provides for the issuance of up to 10,000,000 of our common units as awards to such individuals. The following is a summary of the votes cast by our unitholders, which approved the terms of the Enterprise Products 2008 LTIP.

Number of
Votes Cast
For	243,283,982
Against	13,383,667
Abstentions	2,236,957

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.
Market Information and Cash Distributions
          Our common units are listed on the NYSE under the ticker symbol “EPD.” As of February 1, 2008, there were approximately 904 unitholders of record of our common units. The following table presents the high and low sales prices for our common units during the periods indicated (as reported by the NYSE Composite Transaction Tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date
2006
1st Quarter	$26.000	$23.690	$0.4450	Apr. 28, 2006	May 10, 2006
2nd Quarter	$25.710	$23.760	$0.4525	Jul. 31, 2006	Aug. 10, 2006
3rd Quarter	$27.060	$25.000	$0.4600	Oct. 31, 2006	Nov. 8, 2006
4th Quarter	$29.980	$26.050	$0.4675	Jan. 31, 2007	Feb. 8, 2007
2007
1st Quarter	$32.750	$28.060	$0.4750	Apr. 30, 2007	May 10, 2007
2nd Quarter	$33.350	$30.220	$0.4825	Jul. 31, 2007	Aug. 9, 2007
3rd Quarter	$33.700	$26.136	$0.4900	Oct. 31, 2007	Nov. 8, 2007
4th Quarter	$32.450	$29.920	$0.5000	Jan. 31, 2008	Feb. 7, 2008
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
Recent Sales of Unregistered Securities
          There were no sales of unregistered equity securities during 2007.
Common Units Authorized for Issuance Under Equity Compensation Plan
          See “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 12 of this annual report, which is incorporated by reference into this Item 5.
Issuer Purchases of Equity Securities
          We have not repurchased any of our common units since 2002. In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, intended to repurchase up to 2,000,000 of our common units for the purpose of granting options to management and key employees (amount adjusted for the 2-for-1 unit split in May 2002). As of February 1, 2008, we and our affiliates could repurchase up to 618,400 additional common units under this repurchase program.

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

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Operating results data: (1)
Revenues	$16,950,125	$13,990,969	$12,256,959	$8,321,202	$5,346,431
Income from continuing operations (2)	$533,674	$599,683	$423,716	$257,480	$104,546
Income per unit from continuing operations:
Basic	$0.96	$1.22	$0.92	$0.83	$0.42
Diluted	$0.96	$1.22	$0.92	$0.83	$0.41
Other financial data:
Distributions per common unit (3)	$1.9475	$1.825	$1.698	$1.540	$1.470

	As of December 31,
	2007	2006	2005	2004	2003
Financial position data: (1)
Total assets	$16,608,007	$13,989,718	$12,591,016	$11,315,461	$4,802,814
Long-term and current maturities of debt (4)	$6,906,145	$5,295,590	$4,833,781	$4,281,236	$2,139,548
Partners’ equity (5)	$6,131,649	$6,480,233	$5,679,309	$5,328,785	$1,705,953
Total units outstanding (excluding treasury) (5)	435,297	432,408	389,861	364,786	217,780

(1)	In general, our historical operating results and financial position have been affected by numerous acquisitions since 2002. Our most significant transaction to date was the GulfTerra Merger, which was completed on September 30, 2004. The aggregate value of the total consideration we paid or issued to complete the GulfTerra Merger was approximately $4 billion. We accounted for the GulfTerra Merger and our other acquisitions using purchase accounting; therefore, the operating results of these acquired entities are included in our financial results prospectively from their respective acquisition dates.

(2)	Amounts presented for the years ended December 31, 2006, 2005 and 2004 are before the cumulative effect of accounting changes.

(3)	Distributions per common unit represent declared cash distributions with respect to the four fiscal quarters of each period presented.

(4)	In general, the balances of our long-term and current maturities of debt have increased over time as a result of financing all or a portion of acquisitions and other capital spending.

(5)	We regularly issue common units through underwritten public offerings and, less frequently, in connection with acquisitions or other transactions. The increase in partners’ equity since 2003 has been the result of such transactions, with the September 2004 issuance of 104.5 million common units in connection with the GulfTerra Merger being our largest. For additional information regarding our partners’ equity and unit history, see Note 15 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the years ended December 31, 2007, 2006 and 2005.
          The following information should be read in conjunction with our consolidated financial statements and our accompanying notes included under Item 8 of this annual report. Our discussion and analysis includes the following:
▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments during the year ended December 31, 2007.

▪	Results of Operations – Discusses material year-to-year variances in our Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.
          As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet
          Our financial statements have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”).
Cautionary Note Regarding Forward-Looking Statements
          This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us. When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct. Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements.
Significant Relationships Referenced in this Discussion and Analysis
          Unless the context requires otherwise, references to “we,” “us,” “our,” or “Enterprise Products Partners” are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.
          References to “EPO” mean Enterprise Products Operating LLC as successor in interest by merger to Enterprise Products Operating L.P., which is a wholly owned subsidiary of Enterprise Products Partners through which Enterprise Products Partners conducts substantially all of its business.
          References to “Duncan Energy Partners” mean Duncan Energy Partners L.P., which is a consolidated subsidiary of EPO. Duncan Energy Partners is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “DEP.” References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners and is wholly owned by EPO.
          References to “EPGP” mean Enterprise Products GP, LLC, which is our general partner.
          References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.” Enterprise GP Holdings owns Enterprise Products GP. References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.
          References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.
          References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries, which include Energy Transfer Partners, L.P. (“ETP”). Energy Transfer Equity is a publicly traded Delaware limited partnership, the common units of which are listed on the NYSE under the ticker symbol “ETE.” The general partner of Energy Transfer Equity is LE GP, LLC (“LE GP”). On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both LE GP and Energy Transfer Equity.
          References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc. See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Unit L.P. in February 2008.
          References to “EPCO” mean EPCO, Inc. and its wholly-owned private company affiliates, which are related party affiliates to all of the foregoing named entities.
          We, EPO, Duncan Energy Partners, DEP GP, EPGP, Enterprise GP Holdings, EPE Holdings, TEPPCO and TEPPCO GP are affiliates under the common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.
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
          We conduct substantially all of our business through EPO. We are owned 98% by our limited partners and 2% by our general partner, EPGP. EPGP is owned 100% by Enterprise GP Holdings, a publicly traded affiliate listed on the NYSE under the ticker symbol “EPE.” We, EPGP and Enterprise GP Holdings are affiliates and under the common control of Dan L. Duncan, the Chairman and controlling shareholder of EPCO.
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
Questar Pipeline and Enterprise Products Partners Enter Into Definitive Agreements to Construct New Rockies Natural Gas Pipeline Hub
          In February 2008, we entered into definitive agreements with Questar Pipeline Company (“Questar”) to develop a new natural gas pipeline hub in the Rockies. As proposed, the White River Hub would be a header system that will be owned equally by us and Questar. The facilities would connect our natural gas processing complex near Meeker, Colorado, with up to six interstate pipelines in the Piceance Basin area, including the Questar Pipeline.
Our Pioneer Cryogenic Natural Gas Processing Facility Commences Operations
          In February 2008, we commenced operations at our recently completed Pioneer cryogenic natural gas processing facility. Located near the Opal Hub in southwestern Wyoming, this new facility is designed to process up to 750 MMcf/d of natural gas and extract as much as 30 MBPD of NGLs. We intend to maintain the operational capability of our Pioneer silica gel natural gas processing plant, which is located adjacent to the Pioneer cryogenic plant, as a back-up to provide producers with additional assurance of our processing capability at the complex. NGLs extracted at our Pioneer complex are transported on our Mid-America Pipeline System and ultimately to our Hobbs and Mont Belvieu NGL fractionators.
We and the Jicarilla Apache Nation Announce Plans to Form Joint Venture involving our San Juan Natural Gas Gathering Assets
          In November 2007, we and the Jicarilla Apache Nation announced our plans for the formation of a joint venture to own and operate natural gas gathering assets located on or near Jicarilla Apache Nation reservation lands. The joint venture would own and operate gathering assets in northwest New Mexico that were previously 100% owned by us. In order to take effect, the agreements related to the joint venture must be approved by the U.S. Department of the Interior. The Jicarilla Apache Nation is a federally-recognized Indian tribe, whose Reservation was established in 1887 and now consists of approximately 880,000 acres of land located on the eastern edge of the San Juan Basin.
          Under the terms of the joint venture agreement, we would receive relatively equivalent value for our contributions of (i) 545 miles of gathering lines, which have an approximate throughput of 31 MMcf/d, (ii) related gathering assets and (iii) 40 MMcf/d of redelivery and natural gas processing capacity through our San Juan Gathering System. The Jicarilla Apache Nation would contribute rights for access and use of reservation lands for operation and expansion of the joint venture gathering system, which will be operated by us. The joint venture assets are currently part of our San Juan Gathering System, which is comprised of approximately 6,065 miles of natural gas pipelines in New Mexico and Colorado that gather more than 1 Bcf/d of natural gas.
EPO Increases and Extends its Multi-Year Revolving Credit Facility
          In November 2007, EPO amended its existing Multi-Year Revolving Credit Facility to, among other terms, increase total bank commitments from $1.25 billion to $1.75 billion and extend the maturity date to November 2012. In addition, the amendment provides us with the option to further increase commitments under the credit facility up to a maximum of $2.25 billion upon satisfaction of certain conditions. For additional information regarding this issuance of debt, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Our Meeker Natural Gas Processing Facility Commences Operations
          In October 2007, we commenced natural gas processing operations at our Meeker I facility, which recently completed its first phase of construction. Located in Colorado’s Piceance Basin, our Meeker I facility has a processing capacity of 750 MMcf/d of natural gas and is capable of extracting up to 35 MBPD of mixed NGLs. The Meeker II facility, which is under construction and expected to be completed in the third quarter of 2008, will double its processing capacity to 1.5 Bcf/d of natural gas and 70 MBPD of mixed NGLs.
          The two phases are supported by long-term commitments from producers, including EnCana and ExxonMobil. By the end of 2008, natural gas volumes processed at the facility are expected to exceed 800 MMcf/d, which we believe could yield to us approximately 40 MBPD of equity NGLs in full extraction mode. The Piceance Basin represents one of the most prolific and fastest growing energy producing areas in the nation, and the completion of our Meeker facility provides the region with valuable midstream infrastructure needed to accommodate those growing volumes.
Completion of the Final Phase of our Mid-America Pipeline Expansion Project
          In October 2007, we completed the expansion of the Rocky Mountain portion of our Mid-America Pipeline (“MAPL”) system. The final phase of this project consisted of installing new pumps and the modification of existing pumps, which increased system capacity by 20 MBPD. The first phase, which was completed in April 2007, provided an additional 30 MBPD of system capacity. Overall, these expansion projects increased the capacity of MAPL’s Rocky Mountain system from 225 MBPD to 275 MBPD. This expansion will accommodate expected mixed NGL volumes originating from our Meeker, Pioneer and Chaco facilities.
EPO Issues $800.0 Million of Senior Notes
          In September 2007, EPO sold $800.0 million in principal amount of 6.30% fixed-rate, unsecured senior notes due September 2017. Net proceeds from this offering were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility. In October 2007, EPO used borrowing capacity under its revolver to repay $500.0 million in principal amount due under its maturing Senior Notes E. For additional information regarding this issuance of debt, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Expansion of our Mont Belvieu Petrochemical Assets Completed
          In August 2007, we completed the expansion of our petrochemical assets in Mont Belvieu and southeast Texas. This expansion project included (i) the construction of a fourth propylene fractionator at our Mont Belvieu complex, which increased our propylene/propane fractionation capacity by approximately one billion pounds per year, or 15 MBPD, and (ii) the expansion of two refinery grade propylene pipelines which added 50 MBPD of capacity into Mont Belvieu.

Completion of our Hobbs NGL Fractionator
          In August 2007, we completed construction of our Hobbs NGL fractionator, which is designed to handle up to 75 MBPD of mixed NGLs. The new fractionator is strategically located at the interconnection of our MAPL and our Seminole pipelines near Hobbs, New Mexico. Our Hobbs NGL fractionator offers another key hub for separating mixed NGLs produced at our Meeker, Pioneer and Chaco facilities into purity NGL products.
Changes in our Management Team
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
Our Independence Hub Platform and Trail Pipeline Receive First Production
          In July 2007, our Independence Hub platform and Independence Trail pipeline received first production from deepwater production wells connected to the Independence Hub platform. As a result, these assets began earning fee-based revenues for natural gas processing and transportation services. These amounts are in addition to the demand fee revenues that Independence Hub began earning in March 2007. Currently, the platform is receiving approximately 900 MMcf/d of natural gas from fifteen wells.
We and TEPPCO Complete the First Portion of the Jonah Phase V Expansion Project
          In July 2007, we completed the first portion of the Phase V Expansion of the Jonah Gathering System, which increased the system gathering capacity to 2.0 Bcf/d. The second and final phase of the expansion, which is targeted for completion in April 2008, is expected to increase the system’s gathering capacity further to 2.4 Bcf/d.
Expansion of our Houston Ship Channel NGL Import and Export Terminal Completed
          In June 2007, we announced the completion of our project to expand the capabilities of our import/export terminal at the Houston Ship Channel to handle incremental volumes of natural gas liquids and liquefied petroleum gases.
EPO Issues $700.0 Million of Junior Notes
          In May 2007, EPO sold $700 million in principal amount of fixed/floating unsecured junior subordinated notes due January 2068. Net proceeds from this offering were used by EPO to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes. For additional information regarding this issuance of debt, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
Creation of our Natural Gas Services and Marketing Business
          In March 2007, we announced the expansion of our natural gas services and marketing business similar to our existing NGL and petrochemical marketing businesses. This business will include all of our existing natural gas supply and marketing activities, which currently include producer wellhead services, facility fuel procurement, pipeline and storage capacity optimization and a full range of market customer delivery arrangements. This initiative is expected to broaden our role in the natural gas markets by linking our extensive U.S. natural gas pipeline and storage assets, thus providing customers with value-added solutions and reducing our operating costs through enhanced fuel procurement practices.
Duncan Energy Partners Completes its Initial Public Offering
          In February 2007, a consolidated subsidiary of ours, Duncan Energy Partners, completed its underwritten initial public offering of 14,950,000 common units. Duncan Energy Partners, a Delaware limited partnership, was formed by EPO to acquire ownership interests in certain of our midstream energy businesses. EPO owns the 2% general partner interest and 5,351,571 common units of Duncan Energy Partners as well as a direct 34% equity interest in each of Duncan Energy Partners operating subsidiaries. For additional information regarding Duncan Energy Partners, see “Other Items – Initial Public Offering of Duncan Energy Partners” included within this Item 7.
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

								Polymer	Refinery
	Natural				Normal		Natural	Grade	Grade
	Gas,	Crude Oil,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/barrel	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
2005 Averages	$8.64	$56.47	$0.62	$0.91	$1.09	$1.15	$1.26	$0.42	$0.37

2006 Averages	$7.24	$66.09	$0.66	$1.01	$1.20	$1.24	$1.44	$0.47	$0.41

2007
1st Quarter	$6.77	$58.02	$0.59	$0.97	$1.13	$1.22	$1.37	$0.45	$0.40
2nd Quarter	$7.55	$64.97	$0.72	$1.13	$1.33	$1.45	$1.65	$0.51	$0.46
3rd Quarter	$6.16	$75.48	$0.82	$1.23	$1.44	$1.49	$1.68	$0.52	$0.46
4th Quarter	$6.97	$90.75	$1.04	$1.51	$1.79	$1.80	$2.01	$0.59	$0.54

2007 Averages	$6.86	$72.30	$0.79	$1.21	$1.42	$1.49	$1.68	$0.52	$0.47

(1)	Natural gas, NGL, polymer grade propylene and refinery grade propylene prices represent an average of various commercial index prices including Oil Price Information Service (“OPIS”) and Chemical Market Associates, Inc. (“CMAI”). Natural gas price is representative of Henry-Hub I-FERC. NGL prices are representative of Mont Belvieu Non-TET pricing. Polymer-grade propylene represents average CMAI contract pricing. Refinery grade propylene represents an average of CMAI spot prices.

(2)	Crude oil price is representative of an index price for West Texas Intermediate.
          The following table presents our significant average throughput, production and processing volumetric data. These statistics are reported on a net basis, taking into account our ownership interests in certain joint ventures and reflect the periods in which we owned an interest in such operations. These statistics include volumes for newly constructed assets since the dates such assets were placed into service and for recently purchased assets since the date of acquisition.

	For the Year Ended December 31,
	2007	2006	2005

NGL Pipelines & Services, net:
NGL transportation volumes (MBPD)	1,666	1,577	1,478
NGL fractionation volumes (MBPD)	394	312	292
Equity NGL production (MBPD) (1)	88	63	68
Fee-based natural gas processing (MMcf/d)	2,565	2,218	1,767
Onshore Natural Gas Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	6,632	6,012	5,916
Offshore Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	1,641	1,520	1,780
Crude oil transportation volumes (MBPD)	163	153	127
Platform gas processing (MMcf/d)	494	159	252
Platform oil processing (MBPD)	24	15	7
Petrochemical Services, net:
Butane isomerization volumes (MBPD)	90	81	81
Propylene fractionation volumes (MBPD)	68	56	55
Octane additive production volumes (MBPD)	9	9	6
Petrochemical transportation volumes (MBPD)	105	97	64
Total, net:
NGL, crude oil and petrochemical transportation volumes (MBPD)	1,934	1,827	1,669
Natural gas transportation volumes (BBtus/d)	8,273	7,532	7,696
Equivalent transportation volumes (MBPD) (2)	4,111	3,809	3,694

(1)	Volumes for 2005 have been revised to incorporate asset-level definitions of equity NGL production volumes.

(2)	Reflects equivalent energy volumes where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Comparison of Results of Operations
          The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Revenues	$16,950,125	$13,990,969	$12,256,959
Operating costs and expenses	16,009,051	13,089,091	11,546,225
General and administrative costs	87,695	63,391	62,266
Equity in income of unconsolidated affiliates	29,658	21,565	14,548
Operating income	883,037	860,052	663,016
Interest expense	311,764	238,023	230,549
Provision for income taxes	15,257	21,323	8,362
Minority interest	30,643	9,079	5,760
Net income	533,674	601,155	419,508
          Our gross operating margin by segment and in total is as follows for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Gross operating margin by segment:
NGL Pipelines & Services	$812,521	$752,548	$579,706
Onshore Natural Gas Pipelines & Services	335,683	333,399	353,076
Offshore Pipeline & Services	171,551	103,407	77,505
Petrochemical Services	172,313	173,095	126,060

Total segment gross operating margin	$1,492,068	$1,362,449	$1,136,347

          For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for income taxes, minority interest and the cumulative effect of changes in accounting principles, see “Other Items — Non-GAAP reconciliations” included within this Item 7.
          The following table summarizes the contribution to consolidated revenues from the sale of NGL, natural gas and petrochemical products during the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005

NGL Pipelines & Services:
Sale of NGL products	$11,822,291	$9,496,926	$8,176,370
Percent of consolidated revenues	70%	68%	67%
Onshore Natural Gas Pipelines & Services:
Sale of natural gas	$1,633,214	$1,228,916	$1,065,542
Percent of consolidated revenues	10%	9%	9%
Petrochemical Services:
Sale of petrochemical products	$1,796,251	$1,545,693	$1,311,956
Percent of consolidated revenues	11%	11%	11%
Comparison of 2007 with 2006
          Revenues for 2007 were $16.95 billion compared to $13.99 billion for 2006. The increase in consolidated revenues year-to-year is primarily due to higher sales volumes and energy commodity prices in 2007 relative to 2006. These factors accounted for a $2.98 billion increase in consolidated revenues associated with our marketing activities. Revenues from business interruption insurance proceeds totaled $36.1 million in 2007 compared to $63.9 million in 2006.
          Operating costs and expenses were $16.01 billion for 2007 versus $13.09 billion for 2006. The year-to-year increase in consolidated operating costs and expenses is primarily due to an increase in the cost of sales associated with our marketing activities. The cost of sales of our NGL, natural gas and petrochemical products increased $2.46 billion year-to-year as a result of an increase in volumes and higher energy commodity prices. Operating costs and expenses associated with our natural gas processing plants increased $185.7 million year-to-year as a result of higher energy commodity prices in 2007 relative to 2006. Operating costs and expenses associated with assets we constructed and placed into service or acquired since January 1, 2006 increased $188.1 million year-to-year.
          General and administrative costs were $87.7 million for 2007 compared to $63.4 million for 2006. The $24.3 million year-to-year increase in general and administrative costs is primarily due to the recognition of a severance obligation during 2007 and an increase in legal fees.
          Changes in our revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.19 per gallon during 2007 versus $1.00 per gallon during 2006, a year-to-year increase of 19%. Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, which is the primary industry hub for domestic NGL production. The market price of natural gas (as measured at Henry Hub) averaged $6.86 per MMBtu during 2007 versus $7.24 per MMBtu during 2006. For additional historical energy commodity pricing information, see the table on page 58.
          Equity earnings from unconsolidated affiliates were $29.7 million for 2007 compared to $21.6 million for 2006. Equity earnings from our investment in Jonah increased $9.1 million year-to-year. Equity earnings for 2007 include a non-cash impairment charge of $7.0 million associated with our investment in Nemo compared to a non-cash impairment charge of $7.4 million in 2006 related to our investment in Neptune. Collectively, equity earnings from our other unconsolidated affiliates decreased $1.4 million year-to-year primarily due to the sale of our investment in Coyote Gas Treating, LLC in August 2006.
          Operating income for 2007 was $883.0 million compared to $860.1 million for 2006. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $22.9 million increase in operating income year-to-year.
          Interest expense increased $73.7 million year-to-year primarily due to our issuance of junior subordinated notes in the second quarter of 2007 and third quarter of 2006 and the issuance of Senior Notes L in the third quarter of 2007. Our consolidated interest expense for 2007 includes $11.6 million associated with Duncan Energy Partners’ credit facility. Our average debt principal outstanding was $6.26 billion in 2007 compared to $4.93 billion in 2006. Minority interest increased $21.6 million year-to-year attributable to the public unit holders of Duncan Energy Partners and third-party ownership interests in the Independence Hub platform.
          As a result of items noted in the previous paragraphs, our consolidated net income decreased $67.5 million year-to-year to $533.7 million in 2007 compared to $601.2 million in 2006. Net income for 2006 includes a $1.5 million benefit relating to the cumulative effect of change in accounting principle. For additional information regarding the cumulative effect of change in accounting principle we recorded in 2006, see Note 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
          The following information highlights significant year-to-year variances in gross operating margin by business segment:
          NGL Pipelines & Services. Gross operating margin from this business segment was $812.5 million for 2007 compared to $752.5 million for 2006. Gross operating margin for 2007 includes $32.7 million of proceeds from business interruption insurance claims compared to $40.4 million of proceeds during 2006. Strong demand for NGLs in 2007 compared to 2006 led to higher natural gas processing margins, increased volumes of natural gas processed under fee-based contracts and higher NGL throughput volumes at certain of our pipelines and fractionation facilities. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

          Gross operating margin from NGL pipelines and storage was $302.2 million for 2007 compared to $265.7 million for 2006. Total NGL transportation volumes increased to 1,666 MBPD during 2007 from 1,577 MBPD during 2006. The $36.5 million year-to-year increase in gross operating margin is primarily due to higher pipeline transportation and NGL storage volumes at certain of our facilities and higher transportation fees charged to shippers on our Mid-America Pipeline System. Our DEP South Texas NGL Pipeline contributed $21.1 million of gross operating margin and 73 MBPD of NGL transportation volumes during 2007. The increase in gross operating margin year-to-year was partially offset by lower volumes and higher costs resulting from the November 2007 rupture of the Dixie Pipeline and a one-time benefit in 2006 for the settlement of a pipeline contamination incident.
          Gross operating margin from our natural gas processing and related NGL marketing business was $389.1 million for 2007 compared to $359.7 million for 2006. The $29.4 million increase in gross operating margin year-to-year is largely due to improved results from our south Texas, Louisiana and Chaco natural gas processing facilities attributable to higher volumes and equity NGL sales revenues. Fee-based processing volumes increased to 2.6 Bcf/d during 2007 from 2.2 Bcf/d during 2006. Equity NGL production increased to 88 MBPD during 2007 from 63 MBPD during 2006. The year-to-year increase in gross operating margin from this business was partially offset by expenses associated with start-up delays at our Meeker and Pioneer natural gas processing plants.
          The start-up delays at both our Meeker and Pioneer facilities are attributable to the replacement of defective high pressure valves and the need to address third-party engineering design problems. We are actively engaged in efforts to obtain recovery for certain of our losses. During 2007, we entered into transactions to economically hedge a percentage of the expected NGL production at these facilities, which entailed the physical forward sale of NGLs and the purchase of natural gas. As a result of the unexpected downtime at our Meeker facility and the delayed start-up of our Pioneer facility, the actual NGL production and natural gas consumption during the fourth quarter of 2007 was less than the volume we hedged. The cost to replace the defective valves and the expense resulting from a non-cash, mark-to-market charge on the short, or over hedged, NGL balance and the liquidation of the long natural gas position totaled $30.0 million during 2007. Gross operating margin generated by our Meeker facility from actual production was offset by a decrease in gross operating margin from our NGL marketing business.
          Gross operating margin from NGL fractionation was $88.4 million for 2007 compared to $86.8 million for 2006. Fractionation volumes increased from 312 MBPD during 2006 to 394 MBPD during 2007. The year-to-year increase in gross operating margin of $1.6 million is primarily due to higher volumes at our Norco NGL fractionator during 2007 relative to 2006. Our Norco NGL fractionator returned to normal operating rates in the second quarter of 2006 after suffering a reduction of fractionation volumes due to the effects of Hurricane Katrina. Gross operating margin attributable to our Hobbs NGL fractionator, which became operational in August 2007, was largely offset by start-up expenses. Fractionation volumes for 2007 include 36 MBPD from our Hobbs fractionator.
          Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment was $335.7 million for 2007 compared to $333.4 million for 2006. Our total onshore natural gas transportation volumes were 6,632 BBtu/d for 2007 compared to 6,012 BBtu/d for 2006. Gross operating margin from our onshore natural gas pipeline business was $307.2 million for 2007 compared to $312.3 million for 2006. The $5.1 million year-to-year decrease in gross operating margin from this business is largely due to higher operating costs on our Acadian Gas System, Waha and Carlsbad Gathering Systems and our Texas Intrastate System.
          Results from our onshore natural gas pipeline business for 2007 include $5.5 million of gross operating margin from our Piceance Creek Gathering System, which we acquired in December 2006. Equity earnings from our investment in Jonah increased $9.1 million year-to-year. The Piceance Creek Gathering System and our net share of the gathering volumes on the Jonah Gathering System contributed 789 BBtu/d, collectively, of natural gas gathering volumes during 2007.
          Gross operating margin from our natural gas storage business was $28.4 million for 2007 compared to $21.1 million for 2006. The $7.3 million year-to-year increase in gross operating margin is largely due to improved results from our Wilson natural gas storage facility attributable to lower repair costs in 2007 relative to 2006 and a 2006 loss on the sale of cushion gas. All repairs are now complete on the three storage wells at our Wilson facility that were taken out of service in the second quarter of 2006. We are in the process of dewatering the caverns and returning working gas storage capacity to service, which should be largely complete in the second quarter of 2008. Gross operating margin from our Petal facility includes an $8.4 million benefit in 2006 for a well measurement gain.
          Offshore Pipelines & Services. Gross operating margin from this business segment was $171.6 million for 2007 compared to $103.4 million for 2006, a year-to-year increase of $68.2 million. Our Independence project contributed $85.0 million of gross operating margin during 2007 on average natural gas throughput of 423 BBtus/d. Segment gross operating margin for 2007 includes $3.4 million of proceeds from business interruption insurance claims compared to $23.5 million of proceeds in 2006. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.
          Gross operating margin from our offshore platform services business was $111.7 million for 2007 compared to $34.6 million for 2006. The $77.1 million year-to-year increase in gross operating margin is primarily due to our start up of the Independence Hub Platform in 2007, which contributed $63.6 million of gross operating margin in 2007. In addition, gross operating margin from this business increased $13.5 million year-to-year primarily due to higher volumes during 2007 versus 2006. Our net platform natural gas processing volumes increased to 494 MMcf/d in 2007 from 159 MMcf/d in 2006.
          Gross operating margin from our offshore natural gas pipeline business was $35.4 million for 2007 compared to $22.4 million for 2006. Offshore natural gas transportation volumes were 1,641 BBtu/d during 2007 versus 1,520 BBtu/d during 2006. Our Independence Trail Pipeline reported $21.4 million of gross operating margin and 423 BBtus/d of transportation volumes for 2007. Results from our Independence Trail Pipeline were partially offset by a decrease in volumes and revenues from our Viosca Knoll Gathering System and Constitution Gas Pipeline. Gross operating margin for 2007 includes a non-cash impairment charge of $7.0 million associated with our investment in Nemo compared to charge of $7.4 million in 2006 related to our investment in Neptune.
          Gross operating margin from our offshore crude oil pipeline business was $21.1 million for 2007 versus $23.0 million for 2006. The $1.9 million year-to-year decrease in gross operating margin is primarily due to lower transportation volumes on our certain of our offshore crude oil pipelines and higher operating costs on our Poseidon Oil Pipeline System during 2007 relative to 2006. An increase in revenues year-to-year on our Cameron Highway Oil Pipeline System attributable to higher volumes was more than offset by a one-time expense of $8.8 million associated with the early termination of Cameron Highway’s credit facility. Crude oil transportation volumes on our Cameron Highway Oil Pipeline System net to our ownership interest were 44 MBPD during 2007 compared to 32 MBPD during 2006. Total offshore crude oil transportation volumes were 163 MBPD during 2007 versus 153 MBPD during 2006.
          BP P.L.C. announced in December 2007 that crude oil and natural gas production from its Atlantis Development had commenced. Crude oil volumes from this development are transported on our Cameron Highway Oil Pipeline System. Natural gas production from the Atlantis development is transported on our Manta Ray Gathering System and Nautilus Pipeline and processed at our Neptune facility. Recovered NGLs are fractionated at our Promix fractionator.
           Petrochemical Services. Gross operating margin from this business segment was $172.3 million for 2007 compared to $173.1 million for 2006. Gross operating margin from our butane isomerization business was $91.4 million for 2007 compared to $73.2 million for 2006. The $18.2 million year-to-year increase in gross operating margin is attributable to higher processing volumes and by-products sales revenues. Butane isomerization volumes were 90 MBPD for 2007 compared to 81 MBPD for 2006.
          Gross operating margin from our propylene fractionation and pipeline activities was $62.6 million for 2007 versus $63.4 million for 2006. The $0.8 million year-to-year decrease in gross operating margin is primarily attributable to higher operating costs and expenses attributable to our propylene pipelines and our propylene storage and export facility. Petrochemical transportation volumes were 105 MBPD during 2007 compared to 97 MBPD during 2006. Gross operating margin from octane enhancement was $18.3 million for 2007 compared to $36.6 million for 2006. The year-to-year decrease of $18.3 million is primarily due to lower sales margins in 2007 relative to 2006. Octane enhancement production was 9 MBPD during 2007 and 2006.
     Comparison of 2006 with 2005
          Revenues for 2006 were $13.99 billion compared to $12.26 billion for 2005. The increase in consolidated revenues year-to-year is primarily due to higher sales volumes and energy commodity prices in 2006 relative to 2005. These factors accounted for a $1.72 billion increase in consolidated revenues associated with our marketing activities. Revenues for 2006 include $63.9 million of proceeds from business interruption insurance claims compared to $4.8 million of proceeds for 2005.
          Operating costs and expenses were $13.09 billion for 2006 versus $11.55 billion for 2005. The year-to-year increase in consolidated operating costs and expenses is primarily due to an increase in the cost of sales associated with our marketing activities. The cost of sales of our NGL and petrochemical products increased $1.21 billion year-to-year as a result of an increase in volumes and higher energy commodity prices. Operating costs and expenses associated with our natural gas processing plants increased $258.7 million as a result of higher energy commodity prices in 2006 relative to 2005. General and administrative costs increased $1.1 million year-to-year primarily due to higher costs associated with FERC rate case filings for our Mid-America Pipeline System and Texas Intrastate System.
          Changes in our revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices. The weighted-average indicative market price for NGLs was $1.00 per gallon during 2006 versus $0.91 per gallon during 2005, a year-to-year increase of 10%. The Henry Hub market price of natural gas averaged $7.24 per MMBtu during 2006 versus $8.64 per MMBtu during 2005. Polymer grade and refinery grade propylene index prices increased 12% year-to-year.
          Equity earnings from unconsolidated affiliates were $21.6 million for 2006 compared to $14.5 million for 2005. An increase in volumes from offshore production led to a collective $11.8 million increase year-to-year in equity earnings from Poseidon and Deepwater Gateway. Equity earnings from Cameron Highway increased $4.9 million year-to-year. Our equity earnings for 2005 included an $11.5 million charge associated with the refinancing of Cameron Highway’s project finance debt. Also, equity earnings from our investment in Neptune decreased $10.3 million year-to-year primarily due to a $7.4 million non-cash impairment charged recorded in 2006 associated with this investment.
          Operating income for 2006 was $860.1 million compared to $663.0 million for 2005. Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $197.1 million increase in operating income year-to-year.
          Interest expense increased $7.5 million year-to-year primarily due to our issuance of junior notes in 2006 and an increase in interest rates charged on our variable rate debt. Our average debt principal outstanding was $4.93 billion in 2006 compared to $4.63 billion in 2005.
          As a result of items noted in the previous paragraphs, our consolidated net income increased $181.6 million year-to-year to $601.2 million in 2006 compared to $419.5 million in 2005. Net income for both years includes the recognition of non-cash amounts related to the cumulative effect of changes in accounting principles. We recorded a $1.5 million benefit in 2006 and a $4.2 million charge in 2005 related to such changes. For additional information regarding the cumulative effect of changes in accounting principles we recorded in 2006 and 2005, see Note 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

          The following information highlights significant year-to-year variances in gross operating margin by business segment:
          NGL Pipelines & Services. Gross operating margin from this business segment was $752.5 million for 2006 compared to $579.7 million for 2005. Gross operating margin for 2006 includes $40.4 million of proceeds from business interruption insurance claims compared to $4.8 million of proceeds during 2005. Strong demand for NGLs in 2006 compared to 2005 led to higher natural gas processing margins, increased volumes of natural gas processed under fee-based contracts and higher NGL throughput volumes at certain of our pipelines and fractionation facilities. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption proceeds.
          Gross operating margin from NGL pipelines and storage was $265.7 million for 2006 compared to $205.0 million for 2005. Total NGL transportation volumes increased to 1,577 MBPD during 2006 from 1,478 MBPD during 2005. The $60.7 million year-to-year increase in gross operating margin is primarily due to higher NGL transportation and storage volumes at certain of our facilities and the affects of a higher average transportation rate charged to shippers on our Mid-America pipeline. Also, segment gross operating margin in 2006 from our Dixie pipeline system benefited from lower pipeline integrity and maintenance costs year-to-year and the settlement of claims associated with a pipeline contamination incident in 2005.
          Gross operating margin from our natural gas processing and related NGL marketing business was $359.6 million for 2006 compared to $308.5 million for 2005. The $51.1 million increase in gross operating margin year-to-year is largely due to improved results from our south Texas and Louisiana natural gas processing facilities, which benefited from strong demand for NGLs, a favorable processing environment and higher levels of offshore natural gas production available for processing. Fee-based processing volumes increased to 2.2 Bcf/d during 2006 from 1.8 Bcf/d during 2005. Lastly, gross operating margin from natural gas processing for 2006 includes $9.6 million from processing contracts we acquired in connection with the Encinal acquisition in July 2006 and $9.4 million from the Pioneer facility, which we acquired from TEPPCO in March 2006.
          Gross operating margin from NGL fractionation was $86.8 million for 2006 compared to $61.5 million for 2005. Fractionation volumes increased from 292 MBPD during 2005 to 312 MBPD during 2006. The year-to-year increase in gross operating margin of $25.3 million is largely due to increased fractionation volumes at our Norco NGL fractionator. This facility suffered a reduction of volumes in the second half of 2005 due to the effects of Hurricanes Katrina and Rita. Also, our Mont Belvieu NGL fractionator benefited from a 15 MBPD expansion project that was completed during the second quarter of 2006.
          Onshore Natural Gas Pipelines & Services. Gross operating margin from this business segment was $333.4 million for 2006 compared to $353.1 million for 2005. Our total onshore natural gas transportation volumes were 6,012 BBtu/d during 2006 compared to 5,916 BBtu/d for 2005. A $24.7 million increase in segment gross operating margin from our Texas Intrastate System year-to-year was more than offset by lower gross operating margin from our San Juan Gathering System and Wilson natural gas storage facility. Gross operating margin from our Texas Intrastate System increased to $117.7 million for 2006 from $93 million for 2005 due to higher transportation fees and lower operating costs year-to-year.
          Segment gross operating margin from our San Juan Gathering System decreased $26.7 million year-to-year attributable to lower revenues from certain gathering contracts in which the fees are based on an index price for natural gas. Average index prices for natural gas were significantly higher during 2005 relative to 2006 due to supply interruptions and higher regional demand caused by Hurricanes Katrina and Rita. Natural gas gathering volumes for the San Juan Gathering System were 1,192 BBtu/d for 2006 and 1,186 BBtu/d for 2005.
          In addition, gross operating margin from this segment decreased $21.9 million year-to-year as a result of mechanical problems associated with three storage caverns located at our Wilson natural gas storage facility in Texas, which caused these wells to be taken out of service for most of 2006. This includes $7.9 million in losses associated with the sale of cushion gas from these wells.
          Lastly, gross operating margin for 2006 includes $1.8 million from the Encinal natural gas gathering system that we acquired in July 2006. The Encinal natural gas gathering system contributed 89 BBtu/d of gathering volumes during 2006.
          Offshore Pipelines & Services. Gross operating margin from this business segment was $103.4 million for 2006 compared to $77.5 million for 2005. Segment gross operating margin for 2006 includes $23.5 million of proceeds from business interruption insurance claims. As a result of industry losses associated with these storms, insurance costs for offshore operations have increased dramatically. Insurance costs for our offshore assets were $21.6 million for 2006 compared to $6.5 million for 2005. The following paragraphs provide a discussion of segment results excluding proceeds from business interruption proceeds.
          Gross operating margin from our offshore crude oil pipelines was $23.0 million for 2006 versus $0.3 million for 2005. Our Marco Polo and Poseidon oil pipelines posted higher crude oil transportation volumes during 2006 due to increased production activity by our customers. Collectively, gross operating margin from the Marco Polo and Poseidon oil pipelines improved $10.1 million year-to-year. Our Constitution Oil Pipeline, which was placed into service during the first quarter of 2006, contributed $8.8 million to segment gross operating margin during 2006. Total offshore crude oil transportation volumes were 153 MBPD during 2006 versus 127 MBPD during 2005.
          Gross operating margin from our offshore natural gas pipelines was $22.4 million for 2006 compared to $37.1 million for 2005. Offshore natural gas transportation volumes were 1,520 BBtu/d during 2006 versus 1,780 BBtu/d during 2005. The $14.7 million decrease in gross operating margin year-to-year is largely due to increased insurance costs and a non-cash impairment charge of $7.4 million recorded in 2006 associated with our investment in Neptune. Also, 2006 includes gross operating margin of $8.4 million and transportation volumes of 50 BBtu/d from the Constitution natural gas pipeline, which was placed in service during the first quarter of 2006.
          Gross operating margin from our offshore platforms was $34.5 million for 2006 compared to $40.1 million for 2005. The decrease in gross operating margin year-to-year is primarily due to reduced offshore production during 2006 compared to 2005 as a result of Hurricanes Katrina and Rita. Equity earnings from Deepwater Gateway, which owns the Marco Polo platform, increased $7.8 million year-to-year primarily due to higher processing volumes.
          Petrochemical Services. Gross operating margin from this business segment was $173.1 million for 2006 compared to $126.1 million for 2005. The $47.0 million year-to-year increase in gross operating margin is primarily due to improved results from our octane enhancement business attributable to higher isooctane sales volumes and prices. Gross operating margin from this business was $36.6 million for 2006 compared to $3.6 million for 2005. Isooctane, a high octane, low vapor pressure motor gasoline additive, complements the increasing use of ethanol, which has a high vapor pressure. Our isooctane production facility commenced operations in the second quarter of 2005.
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

General Outlook for 2008
          We are currently in a major asset construction phase that began in 2005. Fiscal 2007 was a transitional year as we completed construction of several major projects and placed them into service for a portion of 2007. These projects included the Independence Hub platform and Trail pipeline, Meeker natural gas processing plant, Hobbs NGL fractionator, expansion of Mid-America NGL pipeline and a new propylene fractionator at Mont Belvieu. Additionally, in February 2008, we placed the Pioneer cryogenic natural gas processing plant in service. In 2008, we expect these major projects to contribute significant new sources of revenue, operating income and cash flow from operations as volumes increase to these facilities.
          During the second half of 2008, construction of additional growth projects should be completed; placed in service and begin to contribute new sources of revenue, operating income and cash flow from operations. These include the expansion of the Meeker natural gas processing plant, Exxon central treating facility and the Sherman Extension natural gas pipeline.
          We are continuing to work to expand our relationships with existing customers and pursue service agreements with new customers that would provide additional volumes to both our existing and newly constructed assets. Based on current general and industry economic conditions,
▪	We believe that drilling and production activities in the major producing areas where we operate, including the Gulf of Mexico and supply basins in Texas, San Juan and the Rocky Mountains, could result in increased demand for our midstream energy services. As a result, we expect higher transportation and processing volumes for certain of our existing and newly constructed assets due to increased natural gas, NGL and crude oil production from both onshore and offshore producing areas.

▪	We expect the volume of natural gas and NGLs available to our facilities in Texas to increase as a result of drilling activity and long-term agreements executed with new customers. We expect natural gas transportation volumes on our Texas Intrastate System to increase during 2008 as we supply the Houston, Texas area with natural gas volumes under a long-term agreement with CenterPoint Energy and begin operations on the Sherman Extension pipeline in the Barnett Shale region of North Texas in the fourth quarter of 2008.

▪	We believe that the current strength of the domestic and global economies should continue to drive increased demand for all forms of energy despite fluctuating commodity prices. Our largest NGL consuming customers in the ethylene industry continue to see strong demand for their products. Ethane and propane continue to be the preferred feedstocks for the ethylene industry due to the higher cost of crude oil derivatives.

▪	Longer term, we believe the expansion of crude oil refineries on the U.S. Gulf Coast could result in opportunities to provide additional midstream services through our existing assets and support the construction of new pipeline and storage facilities.
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

          At December 31, 2007, we had $39.7 million of unrestricted cash on hand and approximately $1.02 billion of available credit under EPO’s Multi-Year Revolving Credit Facility. In total, we had approximately $6.90 billion in principal outstanding under consolidated debt agreements at December 31, 2007. For detailed information regarding our consolidated debt obligations and those of our unconsolidated affiliates, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
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
          During 2003, we instituted a distribution reinvestment plan (“DRIP”). We have a registration statement on file with the SEC covering the issuance of up to 25,000,000 common units in connection with the DRIP. The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units. During the year ended December 31, 2007, we issued 1,923,640 common units in connection with our DRIP, which generated proceeds of $56.3 million from plan participants.
          We also have a registration statement on file related to our employee unit purchase plan, under which we can issue up to 1,200,000 common units. Under this plan, employees of EPCO can purchase our common units at a 10% discount through payroll deductions. During the year ended December 31, 2007, we issued 132,975 common units to employees under this plan, which generated proceeds of $4.0 million.
          In February 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units, the majority of proceeds from which were distributed to us. Duncan Energy Partners may issue additional amounts of equity in the future in connection with other acquisitions. For additional information regarding Duncan Energy Partners, see “Other Items — Initial Public Offering of Duncan Energy Partners” within this Item 7.
          For information regarding our public debt obligations or partnership equity, see Notes 14 and 15, respectively, of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Credit Ratings of EPO
          At February 1, 2008, the investment-grade credit ratings of EPO’s debt securities were Baa3 by Moody’s Investor Services; BBB- by Fitch Ratings; and BBB- by Standard and Poor’s. A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any security. Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.
          Based on the characteristics of the $1.25 billion of fixed/floating unsecured junior subordinated notes that EPO issued in 2006 and 2007, the rating agencies assigned partial equity treatment to the notes.

Moody’s Investor Services and Standard and Poor’s each assigned 50% equity treatment and Fitch Ratings assigned 75% equity treatment.
          In connection with the construction of our Pascagoula, Mississippi natural gas processing plant, EPO entered into a $54 million, ten-year, fixed-rate loan with the Mississippi Business Finance Corporation (“MBFC”). The indenture agreement for this loan contains an acceleration clause whereby if EPO’s credit rating by Moody’s Investor Services declines below Baa3 in combination with our credit rating at Standard & Poor’s declining below BBB-, the $54.0 million principal balance of this loan, together with all accrued and unpaid interest would become immediately due and payable 120 days following such event. If such an event occurred, EPO would have to either redeem the Pascagoula MBFC Loan or provide an alternative credit agreement to support its obligation under this loan.
     Cash Flows from Operating, Investing and Financing Activities
          The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands). For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows included under Item 8 of this annual report.

	For the Year Ended December 31,
	2007	2006	2005

Net cash flows provided by operating activities	$1,590,941	$1,175,069	$631,708
Cash used in investing activities	2,533,607	1,689,288	1,130,395
Cash provided by financing activities	979,355	494,972	516,229
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
          The following information highlights the significant year-to-year variances in our cash flow amounts:
Comparison of 2007 with 2006
          Operating activities. Net cash flow provided by operating activities was $1.59 billion for the year ended December 31, 2007 compared to $1.18 billion for the year ended December 31, 2006.
▪	Our net cash flows from consolidated businesses (excluding cash payments for interest and taxes and distributions received from unconsolidated affiliates) increased $436.9 million year-to-year. The improvement in cash flow is generally due to increased gross operating margin (see “Results of Operations” within this Item 7) and the timing of related cash collections and disbursements between periods. The $436.9 million year-to-year increase also includes a $42.1 million increase in cash proceeds we received from insurance claims related to certain named storms. See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding insurance matters.

▪	Cash distributions received from unconsolidated affiliates increased $30.6 million year-to-year primarily due to improved earnings from our Gulf of Mexico investments, which were negatively impacted during the year ended December 31, 2006 as a result of the lingering effects of Hurricanes Katrina and Rita.

▪	Cash payments for interest increased $56.2 million year-to-year primarily due to increased borrowings to finance our capital spending program. Our average debt balance for the year ended December 31, 2007 was $6.26 billion compared to $4.93 billion for the year ended December 31, 2006.

▪	Cash payments for federal and state income taxes decreased $4.7 million year-to-year.
          Investing activities. Cash used in investing activities was $2.55 billion for the year ended December 31, 2007 compared to $1.69 billion for the year ended December 31, 2006. The $864.3 million year-to-year increase in cash outflows is primarily due to an $847.7 million increase in capital spending for property, plant and equipment and a $194.6 million increase in investments in unconsolidated affiliates, partially offset by a $240.7 million decrease in cash outlays for business combinations. For additional information related to our capital spending for property, plant and equipment, see “Capital Spending” included within this Item 7.
          During the year ended December 31, 2007 we contributed $216.5 million to an unconsolidated affiliate, Cameron Highway Oil Pipeline Company (“Cameron Highway”). In return, Cameron Highway used these funds, along with an equal contribution from our 50% joint venture partner in Cameron Highway, to repay its $430.0 million in outstanding debt.
          During the year ended December 31, 2006, we paid $100.0 million for a 100% interest in Piceance Creek Pipeline, LLC and paid Lewis Energy Group, L.P. (“Lewis”) $145.2 million in cash in connection with the Encinal acquisition. Our spending for business combinations during the year ended December 31, 2007 was primarily limited to the $35.0 million we paid to acquire the South Monco pipeline business.
          Financing activities. Cash provided by financing activities was $979.4 million for the year ended December 31, 2007 versus $495.0 million for the year ended December 31, 2006. The following information highlights significant factors that influenced the $484.4 million year-to-year change in cash provided by financing activities:
▪	Net borrowings under our consolidated debt agreements increased $1.10 billion year-to-year. In May 2007, EPO sold $700.0 million in principal amount of fixed/floating unsecured junior subordinated notes (Junior Notes B”). In September 2007, EPO sold $800.0 million in principal amount of fixed-rate unsecured senior notes (“Senior Notes L”) and in October 2007, EPO repaid $500.0 million in principal amount of Senior Notes E. For information regarding our consolidated debt obligations, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

▪	Net proceeds from the issuance of our common units decreased $788.0 million year-to-year. We had underwritten equity offerings in March and September of 2006 that generated net proceeds of $750.8 million reflecting the sale of 31,050,000 common units.

▪	Contributions from minority interests increased $275.4 million year-to-year primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of $290.5 million from the sale of 14,950,000 of its common units. See “Other Items — Initial Public Offering of Duncan Energy Partners” within this Item 7 for additional information regarding this offering.

▪	Cash distributions to our partners increased $137.9 million year-to-year due to an increase in common units outstanding and our quarterly cash distribution rates.

▪	We received $48.9 million from the settlement of treasury lock contracts during the year ended December 31, 2007 related to our interest rate hedging activities.
Comparison of 2006 with 2005
          Operating activities. Net cash flow provided by operating activities was $1.18 billion for the year ended December 31, 2006 compared to $631.7 million for the year ended December 31, 2006.
▪	Our net cash flows from consolidated businesses (excluding cash payments for interest and taxes and distributions received from unconsolidated affiliates) increased $569.6 million year-to-year. The improvement in cash flow is generally due to increased earnings (see “Results of Operations” within this Item 7) and the timing of related cash collections and disbursements between periods. The $569.6 million year-to-year increase also includes a $93.7 million increase in cash proceeds we received from insurance claims related to certain named storms.

▪	Cash distributions received from unconsolidated affiliates decreased $13.0 million year-to-year primarily due to the lingering effects of Hurricanes Katrina and Rita on our Gulf of Mexico investments during the year ended December 31, 2006.

▪	Cash payments for interest increased $7.9 million year-to-year. Our average debt balance for the year ended December 31, 2006 was $4.93 billion compared to $4.63 billion for the year ended December 31, 2005.

▪	Cash payments for federal and state income taxes increased $5.3 million year-to-year.
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
          Investments in unconsolidated affiliates were $138.3 million for the year ended December 31, 2006 compared to $87.3 million for the year ended December 31, 2005. The 2006 period includes $120.1 million we invested to date in the Phase V expansion project of Jonah. The 2005 period primarily reflects $72.0 million we contributed to Deepwater Gateway to fund our share of the repayment of its construction loan in March 2005.
          For additional information related to our capital spending program, see “Capital Spending” included within this Item 7.
          Financing activities Cash provided by financing activities was $495.0 million for the year ended December 31, 2006 compared to $516.2 million for the year ended December 31, 2005. As a result of our capital spending program, we utilized EPO’s Multi-Year Revolving Credit Facility in varying degrees throughout 2006. During 2006, we applied all or a portion of the net proceeds from equity and debt offerings to reduce debt outstanding. We used $430 million of net proceeds from our March 2006 equity offering and $260 million of net proceeds from our September 2006 equity offering to temporarily reduce amounts due under EPO’s Multi-Year Revolving Credit Facility. We also used the net proceeds from the EPO’s issuance of Junior Subordinated Notes A in the third quarter of 2006 to reduce debt outstanding under this facility. We used any remaining net proceeds from these offerings in 2006 for general partnership purposes.
          During 2005, our EPO issued an aggregate of $1 billion in senior notes, the proceeds of which were used to repay $350.0 million due under Senior Notes A, to temporarily reduce amounts outstanding under our bank credit facilities and for general partnership purposes. Additionally, we repaid the remaining $242.2 million that was due under EPO’s 364-Day Acquisition Credit Facility (which was used to finance elements of the GulfTerra Merger) using proceeds generated from our February 2005 equity offering.
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
          Cash distributions to partners increased from $716.7 million during 2005 to $843.3 million during 2006. The year-to-year increase in cash distributions is due to an increase in common units outstanding and quarterly cash distribution rates. Cash contributions from minority interests were $27.6 million for 2006 compared to $39.1 million for 2005.
     Capital Spending
          An integral part of our business strategy involves expansion through business combinations, growth capital projects and investments in joint ventures. We believe that we are positioned to continue to grow our system of assets through the construction of new facilities and to capitalize on expected increases in natural gas and/or crude oil production from resource basins such as the Piceance Basin of western Colorado, the Greater Green River Basin in Wyoming, Barnett Shale in North Texas, and the deepwater Gulf of Mexico.
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
          The following table summarizes our capital spending by activity for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Capital spending for business combinations:
Encinal acquisition, excluding non-cash consideration (1)	$114	$145,197	$—
Piceance Basin Gathering System acquisition	368	100,000	—
South Monco Pipeline System acquisition	35,000	—	—
Canadian Enterprise Gas Products acquisition	—	17,690	—
NGL underground storage and terminalling assets purchased from Ferrellgas	—	—	145,522
Indirect interests in the Indian Springs natural gas gathering and processing assets	—	—	74,854
Additional ownership interests in Dixie Pipeline Company (“Dixie”)	311	12,913	68,608
Additional ownership interests in Mid-America and Seminole pipeline systems	—	—	25,000
Other business combinations	—	700	12,618

Total	35,793	276,500	326,602

Capital spending for property, plant and equipment, net: (2)
Growth capital projects (3)	1,986,157	1,148,123	719,372
Sustaining capital projects (4)	142,096	132,455	98,077

Total	2,128,253	1,280,578	817,449

Capital spending for intangible assets:
Acquisition of intangible assets	11,232	—	—

Total	11,232	—	—

Capital spending attributable to unconsolidated affiliates:
Investments in unconsolidated affiliates (5)	343,009	127,422	88,044

Total	343,009	127,422	88,044

Total capital spending	$2,518,287	$1,684,500	$1,232,095

(1)	Excludes $181.1 million of non-cash consideration paid to the seller in the form of 7,115,844 of our common units. See Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional information regarding our business combinations.

(2)	On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. Contributions in aid of construction costs were $57.5 million, $60.5 million and $47.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Growth capital projects either result in additional revenue streams from existing assets or expand our asset base through construction of new facilities that will generate additional revenue streams.

(4)	Sustaining capital expenditures are capital expenditures (as defined by GAAP) resulting from improvements to and major renewals of existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues.

(5)	Fiscal 2007 includes $216.5 million in cash contributions to Cameron Highway Oil Pipeline Company (“Cameron Highway”) to fund our share of the repayment of its debt obligations.
          Based on information currently available, we estimate our consolidated capital spending for 2008 will approximate $1.7 billion, which includes estimated expenditures of $1.5 billion for growth capital projects and acquisitions and $0.2 billion for sustaining capital expenditures.
          Our forecast of consolidated capital expenditures is based on our current strategic operating and growth plans, which are dependent upon our ability to generate the required funds from either operating cash flows or from other means, including borrowings under debt agreements, issuance of equity, and potential divestitures of certain assets to third and/or related parties. Our forecast of capital expenditures may change due to factors beyond our control, such as weather related issues, changes in supplier prices or adverse economic conditions. Furthermore, our forecast may change as a result of decisions made by management at a later date, which may include acquisitions or decisions to take on additional partners.

          Our success in raising capital, including the formation of joint ventures to share costs and risks, continues to be a principal factor that determines how much capital we can invest. We believe our access to capital resources is sufficient to meet the demands of our current and future operating growth needs, and although we currently intend to make the forecasted expenditures discussed above, we may adjust the timing and amounts of projected expenditures in response to changes in capital markets.
          At December 31, 2007, we had approximately $569.7 million in purchase commitments outstanding that relate to our capital spending for property, plant and equipment. These commitments primarily relate to construction of our Barnett Shale natural gas pipeline project and Meeker and Pioneer natural gas processing plants.
          Significant Ongoing Growth Capital Projects
          The following table summarizes information regarding our current significant growth capital projects as of February 1, 2008 (dollars in millions). The capital spending amount noted for each project at December 31, 2007 includes accrued expenditures and capitalized interest as of this date. The forecast amount noted for each project includes a provision for estimated capitalized interest.

		Actual	Current
	Estimated	Costs Through	Forecast
	Date of	December 31,	Total
Project Name	Completion	2007	Cost

Pioneer II natural gas processing plant	First Quarter 2008	$279.9	$360.2
Expansion of Petal natural gas storage facility	Second Quarter 2008	65.3	96.5
Meeker II natural gas processing plant	Third Quarter 2008	137.5	399.5
Sherman Extension Pipeline (Barnett Shale)	Fourth Quarter 2008	30.9	477.9
ExxonMobil Conditioning & Treating Facility — Piceance Basin	Fourth Quarter 2008	122.3	195.4
Mont Belvieu Storage Well Optimization Projects	Fourth Quarter 2008	131.0	180.5
Shenzi Oil Pipeline	2009	76.2	171.2
Marathon Piceance Basin pipeline projects	2009	3.3	114.8
Expansion of Wilson natural gas storage facility	2010	2.4	113.7
          Pioneer cryogenic natural gas processing plant. In July 2006, we began construction of a cryogenic natural gas processing plant located adjacent to the silica gel plant we acquired from TEPPCO in March 2006 and subsequently expanded. The Pioneer cryogenic facility commenced operations in February 2008. This new facility has a processing capacity of 750 MMcf/d and can handle expected production growth from the Jonah and Pinedale fields located in the Greater Green River Basin in Wyoming. At full rates, the Pioneer cryogenic facility is expected to recover up to 30 MBPD of NGLs.
          Expansion of Petal natural gas storage facility. We are developing a new natural gas storage cavern located on the Petal Salt Dome near Petal, Mississippi. The cavern is designed to store approximately 7.9 Bcf of natural gas, of which approximately 5.0 Bcf will be working gas capacity and 2.9 Bcf will be the base gas requirements needed to support minimum pressures. This expansion project was approved by the Federal Energy Regulatory Commission and is projected to commence operations during the second quarter of 2008. We have long-term, binding precedent agreements on the majority of the capacity.
          Meeker II natural gas processing plant. In October 2007, we commenced natural gas processing operations at our Meeker I facility, which recently completed its first phase of construction. Located in Colorado’s Piceance Basin, our Meeker I facility has a processing capacity of 750 MMcf/d of natural gas and is capable of extracting up to 35 MBPD of mixed NGLs. The Meeker II facility, which is under construction and expected to be completed in the third quarter of 2008, will double its processing capacity to 1.5 Bcf/d of natural gas and 70 MBPD of mixed NGLs.
          Sherman Extension Pipeline (Barnett Shale). In November 2006, we announced an expansion of our Texas Intrastate System with the construction of the Sherman Extension that will transport up to 1.1 Bcf/d of natural gas from the growing Barnett Shale area of North Texas. The Sherman Extension is supported by long-term contracts with Devon Energy Corporation, the largest producer in the Barnett Shale area, and significant indications of interest from leading producers and gatherers in the Fort Worth basin, as well as other shippers on our Texas Intrastate Pipeline system. At its terminus, the new pipeline system will make deliveries into Boardwalk Pipeline Partners L.P.’s (“Boardwalk”) Gulf Crossing Expansion Project, which will provide export capacity for Barnett Shale natural gas production to multiple delivery points in Louisiana, Mississippi and Alabama that offer access to attractive markets in the Northeast and Southeast United States. In addition, the Sherman Extension will provide natural gas producers in East Texas and the Waha area of West Texas with access to these higher value markets through our Texas Intrastate Pipeline system. The Sherman Extension will originate near Morgan Mill, Texas and extend through the center of the current Barnett Shale development area to Sherman, Texas.
          The Barnett Shale is considered to be one of the largest unconventional natural gas resource plays in North America, covering approximately 14 counties and over seven million acres in the Fort Worth basin in North Texas. Current natural gas production is estimated at 3.4 Bcf/d from approximately 7,800 wells. Approximately 190 rigs are currently estimated to be working to develop Barnett Shale acreage in the region. According to the United States Geological Survey, the Barnett Shale has the resource potential of approximately 26 trillion cubic feet of natural gas.
          ExxonMobil Conditioning & Treating Facility — Piceance Basin. In November 2006, we entered into a 30-year agreement with Exxon Mobil Corporation (“ExxonMobil”) to provide gathering, compression, treating and conditioning services for natural gas produced from its Piceance Creek Development Project, which encompasses more than 29,000 acres in Rio Blanco County, Colorado. Under terms of the agreement, ExxonMobil dedicated all of its natural gas production from this development to us for processing. To provide these services, we are constructing new plant and pipeline facilities to compress the natural gas, treat it to remove impurities, extract NGLs, and deliver the gas to various pipeline transmission systems that serve the region.
          Mont Belvieu Storage Well Optimization Projects. These projects are designed to improve our ability and efficiency of storing and handling NGLs and other products at our Mont Belvieu Caverns underground storage facility. These projects include new pipelines that interconnect our three storage facilities in Mont Belvieu (i.e. East, West and North locations) as well as a brine pipeline that interconnects our various above ground storage pits. Also included in this effort are several infrastructure related projects that will allow us to handle higher inbound and outbound NGL injection rates into and out of the caverns. In general this series of projects should allow us to better utilize our current asset base and allow for future growth.
          Shenzi Oil Pipeline. In October 2006, we announced the execution of definitive agreements with producers to construct, own and operate an oil export pipeline that will provide firm gathering services from the BHP Billiton Plc-operated Shenzi production field located in the South Green Canyon area of the central Gulf of Mexico. The Shenzi oil export pipeline will originate at the Shenzi Field, located in 4,300 feet of water at Green Canyon Block 653, approximately 120 miles off the coast of Louisiana. The 83-mile, 20-inch diameter pipeline will have the capacity to transport up to 230 MBPD of crude oil and will connect the Shenzi Field to our Cameron Highway Oil Pipeline and Poseidon Oil Pipeline System at our Ship Shoal 332B junction platform. We own a 50% interest in the Cameron Highway Oil Pipeline and a 36% interest in the Poseidon Oil Pipeline System and operate both pipelines. The Shenzi oil export pipeline will connect to a platform being constructed by BHP Billiton Plc to develop the Shenzi Field, which is expected to begin production in mid-2009.
          Marathon Piceance Basin pipeline projects. In December 2006, we entered into a long-term contract with Marathon Oil Company (“Marathon”) to provide a range of midstream energy services, including natural gas gathering, compression, treating and processing, for Marathon’s natural gas production in the Piceance Basin of northwest Colorado. Under the terms of the contract, we are constructing fifty miles of gathering lines to connect Marathon’s multi-well drilling sites, production from which is expected to peak at approximately 180 MMcf/d, to our Piceance Creek Gathering System. From there, the natural gas will be delivered to our Meeker natural gas processing facility.

          Expansion of Wilson natural gas storage facility. We are developing a new natural gas storage cavern located on the Boling Salt Dome near Boling, Texas. The cavern is designed to store approximately 7.9 Bcf of natural gas, of which approximately 5.0 Bcf will be working gas capacity and 2.9 Bcf will be the base gas requirements needed to support minimum pressures. This expansion project was approved by the Texas Railroad Commission and is projected to commence operations in 2010. We expect to secure binding precedent agreements on all capacity before the cavern commences operations.
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
          In April 2002, a subsidiary of ours acquired several midstream energy assets located in Texas and New Mexico from El Paso Corporation (“El Paso”). These assets included the Texas Intrastate System and the Waha and Carlsbad Gathering Systems. With respect to such assets, El Paso agreed to indemnify our subsidiary for any pipeline integrity costs it incurred (whether paid or payable) for five years following the acquisition date. The indemnity provisions did not take effect until such costs exceeded $3.3 million annually; however, the amount reimbursable by El Paso was capped at $50.2 million in the aggregate. In 2007 and 2006, we recovered $31.1 million and $13.7 million, respectively from El Paso related to our 2006 and 2005 expenditures. During 2007, we received a final amount of $5.4 million from El Paso related to this indemnity.
          The following table summarizes our pipeline integrity costs, net of indemnity payments from El Paso, for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Expensed	$43,499	$26,397	$17,245
Capitalized	52,420	38,180	24,964

Total	$95,919	$64,577	$42,209

          We expect our cash outlay for the pipeline integrity program, irrespective of whether such costs are capitalized or expensed to approximate $65 million in 2008.
Critical Accounting Policies and Estimates
          In our financial reporting process, we employ methods, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements. These methods, estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Investors should be aware that actual results could differ from these estimates if the underlying assumptions prove to be incorrect. The following describes the estimation risk currently underlying our most significant financial statement items:
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

          Examples of such circumstances include:

▪	changes in laws and regulations that limit the estimated economic life of an asset;

▪	changes in technology that render an asset obsolete;

▪	changes in expected salvage values; or

▪	changes in the forecast life of applicable resource basins, if any.
          At December 31, 2007 and 2006, the net book value of our property, plant and equipment was $11.59 billion and $9.83 billion, respectively. We recorded $414.9 million, $350.8 million, and $328.7 million in depreciation expense for the years ended December 31, 2007, 2006 and 2005, respectively.
          For additional information regarding our property, plant and equipment, see Notes 2 and 10 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Measuring recoverability of long-lived assets and equity method investments
          In general, long-lived assets (including intangible assets with finite useful lives and property, plant and equipment) are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Examples of such events or changes might be production declines that are not replaced by new discoveries or long-term decreases in the demand or price of natural gas, oil or NGLs. Long-lived assets with recorded values that are not expected to be recovered through expected future cash flows are written-down to their estimated fair values. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the existing asset. Our estimates of such undiscounted cash flows are based on a number of assumptions including anticipated operating margins and volumes; estimated useful life of the asset or asset group; and estimated salvage values. An impairment charge would be recorded for the excess of a long-lived asset’s carrying value over its estimated fair value, which is based on a series of assumptions similar to those used to derive undiscounted cash flows. Those assumptions also include usage of probabilities for a range of possible outcomes, market values and replacement cost estimates.
          An equity method investment is evaluated for impairment whenever events or changes in circumstances indicate that there is a possible loss in value of the investment other than a temporary decline. Examples of such events include sustained operating losses of the investee or long-term negative changes in the investee’s industry. The carrying value of an equity method investment is not recoverable if it exceeds the sum of discounted estimated cash flows expected to be derived from the investment. This estimate of discounted cash flows is based on a number of assumptions including discount rates; probabilities assigned to different cash flow scenarios; anticipated margins and volumes and estimated useful life of the investment. A significant change in these underlying assumptions could result in our recording an impairment charge.
          We recognized a non-cash asset impairment charge related to property, plant and equipment of $0.1 million in 2006, which is reflected as a component of operating costs and expenses. No such asset impairment charges were recorded in 2007 and 2005.
          During 2007, we evaluated our equity method investment in Nemo Gathering Company, LLC for impairment. As a result of this evaluation, we recorded a $7.0 million non-cash impairment charge that is a component of equity income from unconsolidated affiliates for the year ended December 31, 2007. Similarly, during the year ended December 31, 2006, we evaluated our equity method investment in Neptune Pipeline Company, L.L.C. for impairment and recorded a $7.4 million non-cash impairment charge. We had no such impairment charges during the year ended December 31, 2005.

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
          Our customer relationship intangible assets primarily represent the customer base we acquired in connection with business combinations and asset purchases. The value we assigned to these customer relationships is being amortized to earnings using methods that closely resemble the pattern in which the economic benefits of the underlying oil and natural gas resource bases from which the customers produce are estimated to be consumed or otherwise used. Our estimate of the useful life of each resource base is based on a number of factors, including reserve estimates, the economic viability of production and exploration activities and other industry factors.
          Our contract-based intangible assets represent the rights we own arising from discrete contractual agreements, such as the long-term rights we possess under the Shell natural gas processing agreement. A contract-based intangible asset with a finite life is amortized over its estimated useful life (or term), which is the period over which the asset is expected to contribute directly or indirectly to the cash flows of an entity. Our estimates of useful life are based on a number of factors, including:
▪	the expected useful life of the related tangible assets (e.g., fractionation facility, pipeline, etc.);

▪	any legal or regulatory developments that would impact such contractual rights; and

▪	any contractual provisions that enable us to renew or extend such agreements.
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
          At December 31, 2007 and 2006, the carrying value of our intangible asset portfolio was $917.0 million and $1.0 billion, respectively. We recorded $89.7 million, $88.8 million, and $88.9 million in amortization expense associated with our intangible assets for the years ended December 31, 2007, 2006 and 2005, respectively.
          For additional information regarding our intangible assets, see Notes 2 and 13 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Methods we employ to measure the fair value of goodwill
          Goodwill represents the excess of the purchase prices we paid for certain businesses over their respective fair values. We do not amortize goodwill; however, we test our goodwill (at the reporting unit level) for impairment during the second quarter of each fiscal year, and more frequently, if circumstances indicate it is more likely than not that the fair value of goodwill is below its carrying amount. Our goodwill testing involves the determination of a reporting unit’s fair value, which is predicated on our assumptions regarding the future economic prospects of the reporting unit.

          Such assumptions include:

▪	discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins and transportation volumes;

▪	long-term growth rates for cash flows beyond the discrete forecast period; and

▪	appropriate discount rates.
          If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings is required to reduce the carrying value of goodwill to its implied fair value. At December 31, 2007 and 2006, the carrying value of our goodwill was $591.7 million and $590.5 million, respectively. We did not record any goodwill impairment charges during the years ended December 31, 2007, 2006 and 2005.
          For additional information regarding our goodwill, see Notes 2 and 13 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Our revenue recognition policies and use of estimates for revenues and expenses
          In general, we recognize revenue from our customers when all of the following criteria are met:

▪	persuasive evidence of an exchange arrangement exists;

▪	delivery has occurred or services have been rendered;

▪	the buyer’s price is fixed or determinable; and

▪	collectability is reasonably assured.
          We record revenue when sales contracts are settled (i.e., either physical delivery of product has taken place or the services designated in the contract have been performed). We record any necessary allowance for doubtful accounts as required by our established policy.
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
          If the basis of our estimates proves to be substantially incorrect, it could result in material adjustments in results of operations between periods. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates and could affect our reported financial statements and accompanying notes.
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
          At December 31, 2007 and 2006, we had a liability for environmental remediation of $26.5 million and $24.2 million, respectively, which was derived from a range of reasonable estimates based upon studies and site surveys. We follow the provisions of AICPA Statement of Position 96-1, which provides key guidance on recognition, measurement and disclosure of remediation liabilities. We have recorded our best estimate of the cost of remediation activities.
          See Item 3 of this annual report for recent developments regarding environmental matters.
     Natural gas imbalances
          In the pipeline transportation business, natural gas imbalances frequently result from differences in gas volumes received from and delivered to our customers. Such differences occur when a customer delivers more or less gas into our pipelines than is physically redelivered back to them during a particular time period. The vast majority of our settlements are through in-kind arrangements whereby incremental volumes are delivered to a customer (in the case of an imbalance payable) or received from a customer (in the case of an imbalance receivable). Such in-kind deliveries are on-going and take place over several months. In some cases, settlements of imbalances accumulated over a period of time are ultimately cashed out and are generally negotiated at values which approximate average market prices over a period of time. As a result, for gas imbalances that are ultimately settled over future periods, we estimate the value of such current assets and liabilities using average market prices, which is representative of the estimated value of the imbalances upon final settlement. Changes in natural gas prices may impact our estimates.
          At December 31, 2007 and 2006, our imbalance receivables, net of allowance for doubtful accounts, were $60.9 million and $97.8 million, respectively, and are reflected as a component of “Accounts and notes receivable — trade” on our balance sheets. At December 31, 2007 and 2006, our imbalance payables were $38.3 million and $51.2 million, respectively, and are reflected as a component of “Accrued gas payables” on our balance sheets.
Other Items
     Initial Public Offering of Duncan Energy Partners
          In September 2006, we formed a consolidated subsidiary, Duncan Energy Partners, to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units (including an overallotment amount of 1,950,000 common units) at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to us along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners. Duncan Energy Partners used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to Enterprise Products Partners, resulting in the final amount of 5,351,571 common units beneficially owned by Enterprise Products Partners. We used the cash received from Duncan Energy Partners to temporarily reduce amounts outstanding under EPO’s Multi-Year Revolving Credit Facility.

We contributed 66% of our equity interests in the following subsidiaries to Duncan Energy Partners:

▪	Mont Belvieu Caverns, which owns salt dome storage caverns located in Mont Belvieu, Texas that receive, store and deliver NGLs and certain petrochemical products for industrial customers located along the upper Texas Gulf Coast, which has the largest concentration of petrochemical plants and refineries in the United States;

▪	Acadian Gas, which owns an onshore natural gas pipeline system that gathers, transports, stores and markets natural gas in Louisiana. The Acadian Gas system links natural gas supplies from onshore and offshore Gulf of Mexico developments (including offshore pipelines, continental shelf and deepwater production) with local gas distribution companies, electric generation plants and industrial customers, including those in the Baton Rouge-New Orleans-Mississippi River corridor. A subsidiary of Acadian Gas owns our 49.5% equity interest in Evangeline;

▪	Sabine Propylene, which transports polymer-grade propylene between Port Arthur, Texas and a pipeline interconnect located in Cameron Parish, Louisiana;

▪	Lou-Tex Propylene, which transports chemical-grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas; and

▪	South Texas NGL, which began transporting NGLs from Corpus Christi, Texas to Mont Belvieu, Texas in January 2007. South Texas NGL owns the DEP South Texas NGL Pipeline System.
          In addition to the 34% ownership interest we retained in each of these entities, we also own the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units. Accordingly, we have in effect retained a net economic interest of approximately 52.4% in Duncan Energy Partners as of December 31, 2007. EPO directs the business operations of Duncan Energy Partners through its ownership and control of the general partner of Duncan Energy Partners.
          For financial reporting purposes, we consolidate the financial statements of Duncan Energy Partners with those of our own and reflect its operations as a component of our business segments. Also, due to common control of the entities by Dan L. Duncan, the initial consolidated balance sheet of Duncan Energy Partners reflects our historical carrying basis in each of the subsidiaries contributed to Duncan Energy Partners.
          The public ownership of Duncan Energy Partners’ net assets and earnings are presented as a component of minority interest in our consolidated financial statements. The public owners of Duncan Energy Partners have no direct equity interests in us as a result of this transaction. The borrowings of Duncan Energy Partners are presented as part of our consolidated debt; however, we do not have any obligation for the payment of interest or repayment of borrowings incurred by Duncan Energy Partners. For additional information regarding Duncan Energy Partners, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
           In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with Duncan Energy Partners in accordance with the existing sharing ratio of 66% funded by Duncan Energy Partners and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to Duncan Energy Partners as reimbursement for Duncan Energy Partners’ 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects. These projects were in progress at the time of Duncan Energy Partners’ initial public offering. In December 2007, EPO made cash contributions totaling $9.9 million to Duncan Energy Partners’ subsidiaries in connection with the Omnibus Agreement.
           In December 2007, EPO made an additional $38.1 million cash contribution to Mont Belvieu Caverns for capital expenditures in which Duncan Energy Partners is not a participant. This contribution was in accordance with provisions of the Mont Belvieu Caverns’ limited liability company agreement, which states that when Duncan Energy Partners elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects. To the extent such non-participated projects generate incremental earnings for Mont Belvieu Caverns in the future, the sharing ratio for Mont Belvieu Caverns will be adjusted to allocate such incremental cash flows to EPO. Under the terms of the agreement, Duncan Energy Partners may elect to reacquire for consideration a 66% share of these projects at a later date.
Insurance Matters
          We participate as named insureds in EPCO’s current insurance program, which provides us with property damage, business interruption and other coverages, which are customary for the nature and scope of our operations. EPCO attempts to place all insurance coverage with carriers having ratings of “A” or higher. However, two carriers associated with the EPCO insurance program were downgraded by Standard & Poor’s during 2006. One of these carriers is currently rated at “A-” and the other, “BBB.” At present, there is no indication that these two carriers would be unable to fulfill any insuring obligation. Furthermore, we currently do not have any claims which might be affected by these carriers. EPCO continues to monitor these situations. For additional information regarding our significant risks and uncertainties due to hurricanes, see Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

     Contractual Obligations
          The following table summarizes our significant contractual obligations at December 31, 2007 (dollars in thousands).

		Payment or Settlement due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Scheduled maturities of long-term debt (1)	$6,896,500	$—	$1,091,840	$1,347,160	$4,457,500
Estimated cash payments for interest (2)	$9,071,523	$437,686	$831,740	$676,622	$7,125,475
Operating lease obligations (3)	$325,705	$27,785	$49,172	$46,922	$201,826
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Natural gas	$685,600	$137,345	$273,940	$274,315	$—
NGLs	$4,041,275	$697,277	$830,264	$830,264	$1,683,470
Petrochemicals	$4,065,675	$1,751,152	$1,261,071	$375,368	$678,084
Other	$60,385	$31,392	$17,114	$3,831	$8,048
Underlying major volume commitments:
Natural gas (in BBtus)	91,350	18,300	36,500	36,550	—
NGLs (in MBbls)	50,798	9,745	10,172	10,172	20,709
Petrochemicals (in MBbls)	45,207	20,115	13,704	4,097	7,291
Service payment commitments	$8,962	$6,745	$1,657	$186	$374
Capital expenditure commitments (5)	$569,654	$569,654	$—	$—	$—
Other Long-Term Liabilities, as reflected in our Consolidated Balance Sheet (6)	$73,748	$—	$23,680	$3,229	$46,839

Total	$25,799,027	$3,659,036	$4,380,478	$3,557,897	$14,201,616

(1)	Represents our scheduled future maturities of consolidated debt obligations for the periods indicated. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our debt obligations.

(2)	Our estimated cash payments for interest are based on the principle amount of consolidated debt obligations outstanding at December 31, 2007. With respect to variable-rate debt, we applied the weighted-average interest rates paid during 2007. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding variable interest rates charged in 2007 under our credit agreements. In addition, our estimate of cash payments for interest gives effect to interest rate swap agreements in place at December 31, 2007. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. Our estimated cash payments for interest are significantly influenced by the long-term maturities of our $550.0 million Junior Notes A (due August 2066) and $700.0 million Junior Notes B (due January 2068). Our estimated cash payments for interest assume that the Junior Note obligations are not called prior to maturity.

(3)	Primarily represents operating leases for (i) underground caverns for the storage of natural gas and NGLs, (ii) leased office space with an affiliate of EPCO, (iii) a railcar unloading terminal in Mont Belvieu, Texas and (iv) land held pursuant to right-of-way agreements.

(4)	Represents enforceable and legally binding agreements to purchase goods or services based on the contractual terms of each agreement at December 31, 2007.

(5)	Represents our short-term unconditional payment obligations relating to our capital projects.

(6)	As presented on our Consolidated Balance Sheet at December 31, 2007, other long-term liabilities consist primarily of (i) liabilities for our asset retirement obligations and (ii) liabilities for environmental remediation costs. For information regarding our environmental remediation costs and asset retirement obligations, see Notes 2 and 10 respectively, of our Notes to Consolidated Financial Statements included under Item 8 of this annual report.
          For additional information regarding our significant contractual obligations involving operating leases and purchase obligations, see Note 20 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Off-Balance Sheet Arrangements
          Except for the following information regarding debt obligations of certain unconsolidated affiliates, we have no off-balance sheet arrangements, as described in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably expected to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The following information summarizes the significant terms of such unconsolidated debt obligations.

          Poseidon. At December 31, 2007, Poseidon’s debt obligations consisted of $91.0 million outstanding under its $150.0 million revolving credit facility. Amounts borrowed under this facility mature in May 2011 and are secured by substantially all of Poseidon’s assets.
          Evangeline. At December 31, 2007, Evangeline’s debt obligations consisted of (i) $13.2 million in principal amount of 9.90% fixed rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable. Enterprise Products Partners had $1.1 million of letters of credit outstanding on December 31, 2007 that were furnished on behalf of Evangeline’s debt.
Summary of Related Party Transactions
          The following table summarizes our related party transactions for the periods indicated (dollars in thousands).

	For the Year Ended December 31,
	2007	2006	2005

Revenues from consolidated operations
EPCO and affiliates	$362,076	$98,671	$311
Unconsolidated affiliates	290,640	304,559	367,204

Total	$652,716	$403,230	$367,515

Operating costs and expenses
EPCO and affiliates	$329,699	$311,537	$293,134
Unconsolidated affiliates	32,765	31,606	23,563

Total	$362,464	$343,143	$316,697

General and administrative expenses
EPCO and affiliates	$56,518	$41,265	$40,954

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
          On February 5, 2007, our consolidated subsidiary, Duncan Energy Partners, completed an underwritten initial public offering of its common units. Duncan Energy Partners was formed in September 2006 as a Delaware limited partnership to, among other things, acquire ownership interests in certain of our midstream energy businesses. For additional information regarding Duncan Energy Partners, see “Other Items — Initial Public Offering of Duncan Energy Partners” within this section.

Non-GAAP reconciliations
          A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and income before provision for income taxes, minority interest and the cumulative effect of changes in accounting principles follows (dollars in thousands):

	For the Year the Ended December 31,
	2007	2006	2005

Total segment gross operating margin	$1,492,068	$1,362,449	$1,136,347
Adjustments to reconcile total gross operating margin
To operating income:
Depreciation, amortization and accretion in operating costs and expenses	(513,840)	(440,256)	(413,441)
Operating lease expense paid by EPCO	(2,105)	(2,109)	(2,112)
Gain (loss) on sale of assets in operating costs and expenses	(5,391)	3,359	4,488
General and administrative costs	(87,695)	(63,391)	(62,266)

Consolidated operating income	883,037	860,052	663,016
Other expense, net	(303,463)	(229,967)	(225,178)

Income before provision for income taxes, minority interest and the cumulative effect of changes in accounting principles	$579,574	$630,085	$437,838

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
Cumulative effect of changes in accounting principles
          Our Statements of Consolidated Operations reflect the following cumulative effects of changes in accounting principles:
▪	We recognized, as a benefit, a cumulative effect of a change in accounting principle of $1.5 million in 2006 based on the Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” requirements to recognize compensation expense based upon the grant date fair value of an equity award and the application of an estimated forfeiture rate to unvested awards.

▪	We recorded a $4.2 million non-cash expense related to certain asset retirement obligations in 2005 due to our implementation of FIN 47 as of December 31, 2005.
          For additional information regarding these changes in accounting principles, including a presentation of the pro forma effects these changes would have had on our historical earnings, see Note 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Recent Accounting Pronouncements
          Several new accounting standards have recently been issued that will or may affect our future financial statements:
▪	Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements;”

▪	SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51;” and

▪	SFAS 141(R), “Business Combinations.”
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
          We routinely review our outstanding financial instruments in light of current market conditions. If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates thus realizing income or loss depending on the specific hedging criteria. When this occurs, we may enter into a new financial instrument to reestablish the hedge to which the closed instrument relates.

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
Fair value hedges — Interest rate swaps
          As summarized in the following table, we had eleven interest rate swap agreements outstanding at December 31, 2007 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Amount

Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 8.65%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 7.19%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.13%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 5.33%	$200 million

(1)	The variable rate indicated is the all-in variable rate for the current settlement period.
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
          The total fair value of these eleven interest rate swaps at December 31, 2007, was an asset of $14.8 million, with an offsetting decrease in the fair value of the underlying debt. Interest expense for the years ended December 31, 2007, 2006 and 2005 reflects a $8.9 million loss, $5.2 million loss and $10.8 million benefit from these swap agreements, respectively.
          The following table shows the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value (“FV”) of the underlying debt at the dates indicated (dollars in thousands). Income is not affected by changes in the fair value of these swaps; however, these swaps effectively convert the hedged portion of fixed-rate debt to variable-rate debt. As a result, interest expense (and related cash outlays for debt service) will increase or decrease with the change in the periodic “reset” rate associated with the respective swap. Typically, the reset rate is an agreed upon index rate published for the first day of the six-month interest calculation period.

		Swap Fair Value at
	Resulting	December 31,	December 31,	February 12,
Scenario	Classification	2006	2007	2008

FV assuming no change in underlying interest rates	Asset (Liability)	$(29,060)	$14,839	$42,544
FV assuming 10% increase in underlying interest rates	Asset (Liability)	(56,249)	(5,425)	24,479
FV assuming 10% decrease in underlying interest rates	Asset (Liability)	(1,872)	35,102	60,610

          The fair value of the interest rate swaps excludes related hedged amounts we have recorded in earnings. The change in fair value between December 31, 2007 and February 12, 2008 is primarily due to a decrease in market interest rates relative to the interest rates used to determine the fair value of our financial instruments at December 31, 2007. The underlying floating LIBOR forward interest rate curve used to determine the February 12, 2008 fair values ranged from approximately 2.25% to 5.53% using 6-month reset periods ranging from February 2008 to March 2014.
Cash flow hedges — Interest Rate Swaps
          Duncan Energy Partners had three interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate(1)	Value

Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	4.84% to 4.62%	$175.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
          In September 2007, Duncan Energy Partners executed three floating-to-fixed interest rate swaps having a combined notional value of $175.0 million. The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to variable interest rates charged under its revolving credit facility. It recognized a $0.2 million benefit from these swaps in interest expense during 2007, which includes ineffectiveness of $0.2 million (an expense) and income of $0.4 million. In 2008, Duncan Energy Partners expects to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense.
          At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $3.8 million. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged. Any ineffectiveness is recorded directly into earnings as an increase in interest expense. The following table shows the effect of hypothetical price movements on the estimated fair value of Duncan Energy Partners’ interest rate swap portfolio (dollars in thousands).

		Swap Fair Value at
	Resulting	December 31,	February 12,
Scenario	Classification	2007	2008

FV assuming no change in underlying interest rates	Liability	$3,782	$7,749
FV assuming 10% increase in underlying interest rates	Liability	2,245	6,563
FV assuming 10% decrease in underlying interest rates	Liability	5,319	8,934
Cash flow hedges — Treasury locks
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
          To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized as of December 31, 2007. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.

          The following table summarizes changes in our treasury lock portfolio since December 31, 2005 (dollars in millions):

	Notional	Cash
	Amount	Gain

Second quarter of 2006 additions to portfolio (1)	$250.0	$—
Third quarter of 2006 additions to portfolio (1)	50.0	—
Third quarter of 2006 terminations (2)	(300.0)	—
Fourth quarter of 2006 additions to portfolio (3)	562.5	—

Treasury lock portfolio, December 31, 2006 (4)	562.5	—

First quarter of 2007 additions to portfolio (3)	437.5	—
Second quarter of 2007 terminations (5)	(875.0)	42.3
Third quarter of 2007 additions to portfolio (6)	875.0	—
Third quarter of 2007 terminations (7)	(750.0)	6.6
Fourth quarter of 2007 additions to portfolio (8)	350.0	—

Treasury lock portfolio, December 31, 2007 (4)	$600.0	$48.9

(1)	EPO entered into these transactions related to its anticipated issuances of debt in 2006.

(2)	Terminations relate to the issuance of the Junior Notes A ($300.0 million).

(3)	EPO entered into these transactions related to its anticipated issuances of debt in 2007.

(4)	The fair value of open financial instruments at December 31, 2006 and 2007 was an asset of $11.2 million and a liability of $19.6 million, respectively.

(5)	Terminations relate to the issuance of the Junior Notes B ($500.0 million) and Senior Notes L ($375.0 million). Of the $42.3 million gain, $10.6 million relates to the Junior Notes B and the remainder to the Senior Notes L and its successor debt.

(6)	EPO entered into these transactions related to its issuance of the Senior Notes L (including its successor debt) in August 2007 ($500.0 million) and anticipated issuance of debt during the first half of 2008 ($250.0 million)

(7)	Terminations relate to the issuance of the Senior Notes L and its successor debt.

(8)	EPO entered into these transactions in anticipated issuance of debt during the first half of 2008.
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
          The fair value of our commodity financial instrument portfolio, which primarily consisted of cash flow hedges, at December 31, 2007 was a liability of $19.3 million. During the years ended December 31, 2007, 2006 and 2005, we recorded a $28.6 million loss, $10.3 million income and $1.1 million income, respectively, related to our commodity financial instruments, which is included in operating costs and expenses on our Statements of Consolidated Operations. Included in the $28.6 million loss recorded during 2007, was ineffectiveness of $0.9 million (an expense) related to our commodity hedges. These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be recorded in earnings.
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

The following table shows the effect of hypothetical price movements on the estimated fair value of this portfolio at the dates presented (dollars in thousands):

	Resulting	Commodity Financial Instrument Portfolio FV
Scenario	Classification	December 31, 2006	December 31, 2007	February 12, 2008

FV assuming no change in underlying commodity prices	Asset (Liability)	$(3,184)	$(19,305)	$25,941
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(2,119)	9,903	52,974
FV assuming 10% decrease in underlying commodity prices	Liability	(4,249)	(48,513)	(1,114)
          The increase in portfolio fair value between December 31, 2007 and February 12, 2008 is primarily due to an increase in the price of natural gas.
Foreign Currency Hedging Program
          We are exposed to foreign currency exchange rate risk through our Canadian NGL marketing subsidiary and certain construction agreements with respect to our Pioneer processing plant where payments are indexed to the Canadian dollar. As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.
          Mark-to-market accounting is utilized for those foreign exchange contracts associated with our Canadian NGL marketing business. The duration of these contracts is typically one month. As of December 31, 2007, $4.7 million of these exchange contracts were outstanding, all of which settled in January 2008. In January 2008, we entered into $3.7 million of such instruments.
          The foreign exchange contracts associated with our construction activities are accounted for using hedge accounting. At December 31, 2007, the fair value of these contracts was $1.3 million. These contracts settle through May 2008.
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
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Enterprise Products GP, LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas
          We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related statements of consolidated operations, consolidated comprehensive income, consolidated cash flows and consolidated partners’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Products Partners L.P. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2008

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$39,722	$22,619
Restricted cash	53,144	23,667
Accounts and notes receivable — trade, net of allowance for doubtful accounts of $21,659 at December 31, 2007 and $23,406 at December 31, 2006	1,930,762	1,306,290
Accounts receivable — related parties	79,782	16,738
Inventories	354,282	423,844
Prepaid and other current assets	80,193	129,000

Total current assets	2,537,885	1,922,158
Property, plant and equipment, net	11,587,264	9,832,547
Investments in and advances to unconsolidated affiliates	858,339	564,559
Intangible assets, net of accumulated amortization of $341,494 at December 31, 2007 and $251,876 at December 31, 2006	917,000	1,003,955
Goodwill	591,652	590,541
Deferred tax asset	3,522	1,855
Other assets	112,345	74,103

Total assets	$16,608,007	$13,989,718

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable — trade	$324,999	$277,070
Accounts payable — related parties	24,432	6,785
Accrued product payables	2,227,489	1,364,493
Accrued expenses	47,756	35,763
Accrued interest	130,971	90,865
Other current liabilities	289,036	209,945

Total current liabilities	3,044,683	1,984,921

Long-term debt: (see Note 14)
Senior debt obligations — principal	5,646,500	4,779,068
Junior subordinated notes — principal	1,250,000	550,000
Other	9,645	(33,478)

Total long-term debt	6,906,145	5,295,590

Deferred tax liabilities	21,364	13,723
Other long-term liabilities	73,748	86,121
Minority interest	430,418	129,130
Commitments and contingencies
Partners’ equity:
Limited Partners
Common units (433,608,763 units outstanding at December 31, 2007 and 431,303,193 units outstanding at December 31, 2006 )	5,976,947	6,320,577
Restricted common units (1,688,540 units outstanding at December 31, 2007 and 1,105,237 units outstanding at December 31, 2006)	15,948	9,340
General partner	122,297	129,175
Accumulated other comprehensive income	16,457	21,141

Total partners’ equity	6,131,649	6,480,233

Total liabilities and partners’ equity	$16,608,007	$13,989,718

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per unit amounts)

	For Year Ended December 31,
	2007	2006	2005

Revenues:
Third parties	$16,297,409	$13,587,739	$11,889,444
Related parties	652,716	403,230	367,515

Total (see Note 16)	16,950,125	13,990,969	12,256,959

Costs and expenses:
Operating costs and expenses
Third parties	15,646,587	12,745,948	11,229,528
Related parties	362,464	343,143	316,697

Total operating costs and expenses	16,009,051	13,089,091	11,546,225

General and administrative costs
Third parties	31,177	22,126	21,312
Related parties	56,518	41,265	40,954

Total general and administrative costs	87,695	63,391	62,266

Total costs and expenses	16,096,746	13,152,482	11,608,491

Equity in income of unconsolidated affiliates	29,658	21,565	14,548

Operating income	883,037	860,052	663,016

Other income (expense):
Interest expense	(311,764)	(238,023)	(230,549)
Interest income	8,601	7,589	5,237
Other, net	(300)	467	134

Other expense	(303,463)	(229,967)	(225,178)

Income before provision for income taxes, minority interest and the cumulative effect of changes in accounting principles	579,574	630,085	437,838
Provision for income taxes	(15,257)	(21,323)	(8,362)

Income before minority interest and the cumulative effect of changes in accounting principles	564,317	608,762	429,476
Minority interest	(30,643)	(9,079)	(5,760)

Income before the cumulative effect of changes in accounting principles	533,674	599,683	423,716
Cumulative effect of changes in accounting principles (see Note 8)	—	1,472	(4,208)

Net income	$533,674	$601,155	$419,508

Net income allocation: (see Note 15)
Limited partners’ interest in net income	$417,728	$504,156	$348,512

General partner interest in net income	$115,946	$96,999	$70,996

Earnings per unit: (see Note 19)
Basic and diluted income per unit before changes in accounting principles	$0.96	$1.22	$0.92

Basic and diluted income per unit	$0.96	$1.22	$0.91

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in thousands)

	For Year Ended December 31,
	2007	2006	2005

Net income	$533,674	$601,155	$419,508
Other comprehensive income:
Cash flow hedges:
Net commodity financial instrument losses during period	(17,997)	(3,622)	—
Foreign currency hedge gains	1,308	—	—
Less: Reclassification adjustment for gain included in net income related to commodity financial instruments	—	—	(1,434)
Net interest rate financial instrument gains during period	14,375	11,196	—
Less: Amortization of cash flow financing hedges	(5,429)	(4,234)	(4,048)

Total cash flow hedges	(7,743)	3,340	(5,482)

Change in funded status of Dixie benefit plans, net of tax	(52)	—	—
Foreign currency translation adjustment	2,007	(807)	—

Total other comprehensive income	(5,788)	2,533	(5,482)

Comprehensive income	$527,886	$603,688	$414,026

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$533,674	$601,155	$419,508
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	513,840	440,256	413,441
Depreciation and amortization in general and administrative costs	10,258	7,186	7,184
Amortization in interest expense	(336)	766	152
Equity in income of unconsolidated affiliates	(29,658)	(21,565)	(14,548)
Distributions received from unconsolidated affiliates	73,593	43,032	56,058
Provision for impairment of long-lived asset	—	88	—
Cumulative effect of changes in accounting principles	—	(1,472)	4,208
Operating lease expense paid by EPCO, Inc.	2,105	2,109	2,112
Minority interest	30,643	9,079	5,760
Loss (gain) on sale of assets	5,391	(3,359)	(4,488)
Deferred income tax expense	8,306	14,427	8,594
Changes in fair market value of financial instruments	981	(51)	122
Non-cash pension expense	588	—	—
Loss on early extinguishment of debt	250	—	—
Net effect of changes in operating accounts (see Note 22)	441,306	83,418	(266,395)

Net cash flows provided by operating activities	1,590,941	1,175,069	631,708

Investing activities:
Capital expenditures	(2,185,800)	(1,341,070)	(864,453)
Contributions in aid of construction costs	57,547	60,492	47,004
Proceeds from sale of assets	12,027	3,927	44,746
Decrease (increase) in restricted cash	(47,347)	(8,715)	11,204
Cash used for business combinations (see Note 12)	(35,793)	(276,500)	(326,602)
Acquisition of intangible assets	(11,232)	—	(1,750)
Investments in unconsolidated affiliates	(332,909)	(138,266)	(87,342)
Advances from (to) unconsolidated affiliates	(10,100)	10,844	(702)
Return of investment from unconsolidated affiliate	—	—	47,500

Cash used in investing activities	(2,553,607)	(1,689,288)	(1,130,395)

Financing activities:
Borrowings under debt agreements	6,024,518	3,378,285	4,192,345
Repayments of debt	(4,458,141)	(2,907,000)	(3,630,611)
Debt issuance costs	(16,511)	(8,955)	(9,297)
Distributions paid to partners	(957,705)	(843,292)	(716,699)
Distributions paid to minority interests	(32,326)	(8,831)	(5,724)
Contributions from Duncan Energy Partners reflected as part of minority interests (see Notes 2 and 17)	290,466	—	—
Other contributions from minority interests	12,506	27,578	39,110
Contributions from general partner related to issuance of restricted units	—	—	177
Net proceeds from issuance of common units	69,221	857,187	646,928
Repurchase of restricted units and options	(1,568)	—	—
Settlement of treasury lock contracts	48,895	—	—

Cash provided by financing activities	979,355	494,972	516,229

Effect of exchange rate changes on cash	414	(232)	—
Net change in cash and cash equivalents	16,689	(19,247)	17,542
Cash and cash equivalents, January 1	22,619	42,098	24,556

Cash and cash equivalents, December 31	$39,722	$22,619	$42,098

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 15 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General	Treasury	Deferred
	Partners	Partner	units	Comp.	AOCI	Total

Balance, December 31, 2004	$5,217,267	$106,475	$(8,660)	$(10,851)	$24,554	$5,328,785
Net income	348,512	70,996	—	—	—	419,508
Operating leases paid by EPCO, Inc.	2,070	42	—	—	—	2,112
Cash distributions to partners	(630,560)	(76,752)	—	—	—	(707,312)
Unit option reimbursements to EPCO, Inc.	(9,199)	(188)	—	—	—	(9,387)
Net proceeds from sales of common units	612,616	12,502	—	—	—	625,118
Proceeds from exercise of unit options	21,374	436	—	—	—	21,810
Issuance of restricted units	9,478	177	—	(9,480)	—	175
Forfeiture of restricted units	(2,663)	(38)	—	2,361	—	(340)
Amortization of Employee Partnership awards	1,358	28	—	—	—	1,386
Amortization of deferred compensation	—	—	—	3,373	—	3,373
Cancellation of treasury units	(8,915)	(182)	8,660	—	—	(437)
Cash flow hedges	—	—	—	—	(5,482)	(5,482)

Balance, December 31, 2005	5,561,338	113,496	—	(14,597)	19,072	5,679,309
Net income	504,156	96,999	—	—	—	601,155
Operating leases paid by EPCO, Inc.	2,067	42	—	—	—	2,109
Cash distributions to partners	(739,632)	(101,805)	—	—	—	(841,437)
Unit option reimbursements to EPCO, Inc.	(1,818)	(41)	—	—	—	(1,859)
Net proceeds from sales of common units	830,825	16,943	—	—	—	847,768
Common units issued to Lewis in connection with Encinal acquisition	181,112	3,705	—	—	—	184,817
Proceeds from exercise of unit options	5,601	114	—	—	—	5,715
Change in accounting method for equity awards (see Note 8)	(15,815)	(307)	—	14,597	—	(1,525)
Change in funded status of pension and postretirement plans, net of tax	—	—	—	—	(464)	(464)
Amortization of equity awards	8,282	155	—	—	—	8,437
Foreign currency translation adjustment	—	—	—	—	(807)	(807)
Acquisition-related disbursement of cash (see Note 15)	(6,199)	(126)	—	—	—	(6,325)
Cash flow hedges	—	—	—	—	3,340	3,340

Balance, December 31, 2006	6,329,917	129,175	—	—	21,141	6,480,233
Net income	417,728	115,946	—	—	—	533,674
Operating leases paid by EPCO, Inc.	2,063	42	—	—	—	2,105
Cash distributions to partners	(833,793)	(124,388)	—	—	—	(958,181)
Unit option reimbursements to EPCO, Inc.	(2,999)	(58)	—	—	—	(3,057)
Net proceeds from sales of common units	60,445	1,232	—	—	—	61,677
Proceeds from exercise of unit options	7,549	154	—	—	—	7,703
Repurchase of restricted units and options	(1,568)	—	—	—	—	(1,568)
Change in funded status of pension and postretirement plans, net of tax	—	—	—	—	1,052	1,052
Amortization of equity awards	13,553	194	—	—	—	13,747
Foreign currency translation adjustment	—	—	—	—	2,007	2,007
Cash flow hedges	—	—	—	—	(7,743)	(7,743)

Balance, December 31, 2007	$5,992,895	$122,297	$—	$—	$16,457	$6,131,649

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
          We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO, Inc. (“EPCO”). We conduct substantially all of our business through our wholly owned subsidiary, Enterprise Products Operating LLC (“EPO”), as successor in interest by merger to Enterprise Products Operating L.P. We are owned 98% by our limited partners and 2% by Enterprise Products GP, LLC (our general partner, referred to as “EPGP”). EPGP is owned 100% by Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.” The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan. We, EPGP, Enterprise GP Holdings, EPE Holdings and Dan Duncan LLC are affiliates and under common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.
          References to “TEPPCO” mean TEPPCO Partners, L.P., a publicly traded affiliate, the common units of which are listed on the NYSE under the ticker symbol “TPP.” References to “TEPPCO GP” refer to Texas Eastern Products Pipeline Company, LLC, which is the general partner of TEPPCO and is wholly owned by Enterprise GP Holdings.
          References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries. References to “LE GP” mean LE GP, LLC, which is the general partner of Energy Transfer Equity. On May 7, 2007, Enterprise GP Holdings acquired non-controlling interests in both LE GP and Energy Transfer Equity.
          References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”) and EPE Unit III, L.P. (“EPE Unit III”), collectively, which are private company affiliates of EPCO, Inc. See Note 25 for information regarding the formation of Enterprise Unit L.P. in February 2008.
          On February 5, 2007, a consolidated subsidiary of ours, Duncan Energy Partners L.P. (“Duncan Energy Partners”), completed an initial public offering of its common units (see Note 17). Duncan Energy Partners owns equity interests in certain of our midstream energy businesses. References to “DEP GP” mean DEP Holdings, LLC, which is the general partner of Duncan Energy Partners and is wholly owned by EPO.
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
          The following table presents the activity of our allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$23,406	$37,329	$32,773
Charges to expense	2,614	473	5,391
Acquisition-related additions and other	—	—	5,541
Deductions	(4,361)	(14,396)	(6,376)

Balance at end of period	$21,659	$23,406	$37,329

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
          If the entity is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the entity’s operating and financial policies. For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the entity’s operating and financial policies. Our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates are eliminated in consolidation to the extent such amounts are material and remain on our balance sheet (or those of our equity method investments) in inventory or similar accounts.
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
     Current Assets and Current Liabilities
          We present, as individual captions in our consolidated balance sheets, all components of current assets and current liabilities that exceed five percent of total current assets and liabilities, respectively.
     Deferred Revenues
          We recognize revenues when earned (see Note 4). Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.
     Earnings Per Unit
          Earnings per unit is based on the amount of income allocated to limited partners and the weighted-average number of units outstanding during the period. See Note 19 for additional information regarding our earnings per unit.
     Employee Benefit Plans
          In 2005, we acquired a controlling ownership interest in Dixie Pipeline Company (“Dixie”), which resulted in Dixie becoming a consolidated subsidiary of ours. Dixie employs the personnel that operate its pipeline system and certain of these employees are eligible to participate in a defined contribution plan and pension and postretirement benefit plans.
          Statement of Financial Accounting Standards (“SFAS”) 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires businesses to record the over-funded or under-funded status of defined benefit pension and other postretirement plans as an asset or liability at a measurement date and to recognize annual changes in the funded status of each plan through other comprehensive income. At December 31, 2006, Dixie adopted the provisions of SFAS 158. See Note 6 for additional information regarding Dixie’s employee benefit plans.

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
          Environmental costs and related accruals were not significant prior to the GulfTerra Merger. As a result of the merger, we assumed an environmental liability for remediation costs associated with mercury gas meters. The balance of this environmental liability was $17.2 million and $20.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, total reserves for environmental liabilities, including those related to the mercury gas meters, were $26.5 million and $24.2 million, respectively. At December 31, 2007 and 2006, $6.3 million and $7.1 million, respectively, of these amounts are classified as current liabilities.
          In February 2007, we reserved $6.5 million in cash we received from a third party to fund anticipated future environmental remediation costs. These expected costs are associated with assets acquired in connection with the GulfTerra Merger. Previously, the third party had been obligated to indemnify us for such costs. As a result of the settlement, this indemnification arrangement was terminated.
          The following table presents the activity of our environmental reserves for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$24,178	$22,090	$22,119
Charges to expense	375	1,105	139
Acquisition-related additions and other	6,499	8,811	—
Deductions	(4,593)	(7,828)	(168)

Balance at end of period	$26,459	$24,178	$22,090

     Estimates
          Preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from these estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.
     Exchange Contracts
          Exchanges are contractual agreements for the movements of natural gas liquids (“NGLs”) and certain petrochemical products between parties to satisfy timing and logistical needs of the parties. Net exchange volumes borrowed from us under such agreements are valued and included in accounts receivable, and net exchange volumes loaned to us under such agreements are valued and accrued as a liability in accrued product payables.

          Receivables and payables arising from exchange transactions are settled with movements of products rather than with cash. When payment or receipt of monetary consideration is required for product differentials and service costs, such items are recognized in our consolidated financial statements on a net basis.
     Exit and Disposal Costs
          Exit and disposal costs are charges associated with an exit activity not associated with a business combination or with a disposal activity covered by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Examples of these costs include (i) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, (ii) costs to terminate a contract that is not a capital lease, and (iii) costs to consolidate facilities or relocate employees. In accordance with SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities,” we recognize such costs when they are incurred rather than at the date of our commitment to an exit or disposal plan.
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
          Changes in fair value of financial instrument contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item. If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in accumulated other comprehensive income (“AOCI”). Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the underlying asset. A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.
          To qualify as a hedge, the item to be hedged must expose us to risk and the related hedging instrument must reduce the exposure and meet the hedging requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended and interpreted). We formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at its inception and thereafter on a quarterly basis. Any hedge ineffectiveness is immediately recognized in earnings. See Note 7 for additional information regarding our financial instruments.
     Foreign Currency Translation
          We own a NGL marketing business located in Canada. The financial statements of this foreign subsidiary are translated into U.S. dollars from the Canadian dollar, which is the subsidiary’s functional currency, using the current rate method. Its assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, while revenue and expense items are translated at average rates of exchange during the reporting period. Exchange gains and losses arising from foreign currency translation adjustments are reflected as separate components of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Our net cash flows from this Canadian subsidiary may be adversely affected by changes in foreign currency exchange rates. We attempt to hedge this currency risk (see Note 7).

     Impairment Testing for Goodwill
          Our goodwill amounts are assessed for impairment (i) on a routine annual basis or (ii) when impairment indicators are present. If such indicators occur (e.g., the loss of a significant customer, economic obsolescence of plant assets, etc.), the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its book value. If the fair value of the reporting unit exceeds its book value including associated goodwill amounts, the goodwill is considered to be unimpaired and no impairment charge is required. If the fair value of the reporting unit is less than its book value including associated goodwill amounts, a charge to earnings is recorded to reduce the carrying value of the goodwill to its implied fair value. We have not recognized any impairment losses related to goodwill for any of the periods presented. See Note 13 for additional information regarding our goodwill.
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
          We recorded a non-cash asset impairment charge of $0.1 million in 2006, which is reflected as a component of operating costs and expenses in our 2006 Statement of Consolidated Operations. No asset impairment charges were recorded in 2007 and 2005.
     Impairment Testing for Unconsolidated Affiliates
          We evaluate our equity method investments for impairment when events or changes in circumstances indicate that there is a loss in value of the investment attributable to an other than temporary decline. Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry. In the event we determine that the loss in value of an investment is other than a temporary decline, we record a charge to earnings to adjust the carrying value of the investment to its estimated fair value.
          During 2007, we evaluated our equity method investment in Nemo Gathering Company, LLC for impairment. As a result of this evaluation, we recorded a $7.0 million non-cash impairment charge that is a component of equity income from unconsolidated affiliates for the year ended December 31, 2007. Similarly, during 2006, we evaluated our investment in Neptune Pipeline Company, L.L.C. (“Neptune”) for impairment. As a result of this evaluation, we recorded a $7.4 million non-cash impairment charge that is a component of equity income from unconsolidated affiliates for the year ended December 31, 2006. We had no such impairment charges during the year ended December 31, 2005. See Note 11 for additional information regarding our equity method investments.
     Income Taxes
          Provision for income taxes is primarily applicable to our state tax obligations under the Revised Texas Franchise Tax (“the Revised Texas Franchise Tax”) and certain federal and state tax obligations of Seminole Pipeline Company (“Seminole”) and Dixie, both of which are consolidated subsidiaries of ours. Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

          In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax. In May 2006, the State of Texas expanded its pre-existing franchise tax to include limited partnerships, limited liability companies, corporations and limited liability partnerships. As a result of the change in tax law, our tax status in the State of Texas has changed from non-taxable to taxable.
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
          In accordance with Financial Accounting Standards Board Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” we must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable. If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized upon settlement. This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows. See Note 18 for additional information regarding our income taxes.
     Inventories
          Inventories primarily consist of NGLs, certain petrochemical products and natural gas volumes that are valued at the lower of average cost or market. We capitalize, as a cost of inventory, shipping and handling charges directly related to volumes we purchase from third parties or take title to in connection with processing or other agreements. As these volumes are sold and delivered out of inventory, the average cost of these products (including freight-in charges that have been capitalized) are charged to operating costs and expenses. Shipping and handling fees associated with products we sell and deliver to customers are charged to operating costs and expenses as incurred. See Note 9 for additional information regarding our inventories.
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
          Minority interest, as reflected on our December 31, 2007 balance sheet, consists of $288.6 million attributable to third party owners of Duncan Energy Partners and the remainder to our other consolidated affiliates.
          Minority interest expense for the year ended December 31, 2007 includes $13.9 million attributable to third party owners of Duncan Energy Partners. The remaining minority interest expense amounts for 2007 and likewise those for 2006 are attributable to our other consolidated affiliates.
          Contributions from minority interests for the year ended December 31, 2007 includes $290.5 million received from third parties in connection with the initial public offering of Duncan Energy Partners in February 2007.
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
          At December 31, 2007 and 2006, our natural gas imbalance receivables, net of allowance for doubtful accounts, were $60.9 million and $97.8 million, respectively, and are reflected as a component of “Accounts and notes receivable — trade” on our Consolidated Balance Sheets. At December 31, 2007 and 2006, our imbalance payables were $38.3 million and $51.2 million, respectively, and are reflected as a component of “Accrued product payables” on our Consolidated Balance Sheets.
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
          Certain of our plant operations entail periodic planned outages for major maintenance activities. These planned shutdowns typically result in significant expenditures, which are principally comprised of amounts paid to third parties for materials, contract services and related items. We use the expense-as-incurred method for our planned major maintenance activities that benefit periods in excess of one year or for periods that are not determinable. We use the deferral method for our annual planned major maintenance activities.
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

     Reclassifications
          A reclassification was made to the Statements of Operations for the year ended December 31, 2005 to consistently reflect our 2005 revenues due to a reclassification of $12.7 million from “Third-parties” to “Related-parties” attributable to our Onshore Natural Gas Pipelines & Services business segment. Such reclassification related to the presentation of our 49.5% equity method investment in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp. (collectively “Evangeline”) which revised its disclosures. A reclassification was made to the Statements of Consolidated Comprehensive Income for the year ended December 31, 2006 to include $2.2 million in reclassification adjustments for losses included in net income related to financial instruments and $8.7 million in net interest rate financial instrument gains to conform to the current year presentation of such activities.
     Restricted Cash
          Restricted cash represents amounts held by (i) a brokerage firm in connection with our commodity financial instruments portfolio and physical natural gas purchases made on the New York Mercantile Exchange (“NYMEX”) exchange, and (ii) us for the future settlement of current liabilities we assumed in connection with our acquisition of a Canadian affiliate in October 2006.
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
     Unit-Based Awards
          We account for unit-based awards in accordance with SFAS 123(R), “Share-Based Payment.” Prior to January 1, 2006, our unit-based awards were accounted for using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees.” The following table discloses the pro forma effect of unit-based compensation amounts on our net income and earnings per unit for the year ended December 31, 2005 as if we had applied the provisions of SFAS 123(R) instead of APB 25. The effects of applying SFAS 123(R) in the following pro forma disclosures may not be indicative of future amounts as additional awards in future years are anticipated. No pro forma adjustments are required for restricted unit awards in 2005 since compensation expense related to these awards was based on their estimated fair values. See Note 5 for additional information regarding our unit-based awards.

Reported net income	$419,508
Additional unit option-based compensation expense estimated using fair value-based method	(708)
Reduction in compensation expense related to Employee Partnership equity awards	1,271

Pro forma net income	$420,071

Basic and diluted earnings per unit:
As reported	$0.91

Pro forma	$0.91

Note 3. Recent Accounting Developments
          The following information summarizes recently issued accounting guidance that will or may affect our future financial statements:
     SFAS 157
          SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required (or permitted) by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop such measurements, and the effect of certain of the measurements on earnings (or changes in net assets) during a period.
          Certain requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS 157 has been deferred for one year. We adopted the provisions of SFAS 157 which are effective for fiscal years beginning after November 15, 2007 and there was no impact on our financial statements. Management is currently evaluating the impact that the deferred provisions of SFAS 157 will have on the disclosures in our financial statements in 2009.
     SFAS 141(R)
          SFAS 141(R), “Business Combinations,” replaces SFAS 141, “Business Combinations.” SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (previously termed the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. This new guidance also retains guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.
          The objective of SFAS 141(R) is to improve the relevance, representational faithfulness, and comparability of the information a reporting entity provides in its financial reports about business combinations and their effects. To accomplish this, SFAS 141(R) establishes principles and requirements for how the acquirer:
▪	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree.

▪	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.

▪	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
          SFAS 141(R) also requires that direct costs of an acquisition (e.g. finder’s fees, outside consultants, etc.) be expensed as incurred and not capitalized as part of the purchase price.
          As a calendar year-end entity, we will adopt SFAS 141(R) on January 1, 2009. Although we are still evaluating this new guidance, we expect that it will have an impact on the way in which we evaluate acquisitions. For example, we have made several acquisitions in the past where the fair value of assets acquired and liabilities assumed was in excess of the purchase price. In those cases, a bargain purchase would have been recognized under SFAS 141(R). Conversely, we will no longer capitalize transaction fees and other direct costs.
     SFAS 160
          SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” establishes accounting and reporting standards for non-controlling interests, which have been referred to as minority interests in prior accounting literature. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent company. This new standard requires, among other things, that (i) ownership interests of noncontrolling interests be presented as a component of equity on the balance sheet (i.e. elimination of the mezzanine “minority interest” category); (ii) elimination of minority interest expense as a line item on the statement of income and, as a result, that net income be allocated between the parent and noncontrolling interests on the face of the statement of income; and (iii) enhanced disclosures regarding noncontrolling interests. As a calendar year-end entity, we will adopt SFAS 160 on January 1, 2009 and apply its presentation and disclosure requirements retrospectively.
Note 4. Revenue Recognition
          In general, we recognize revenue from our customers when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer’s price is fixed or determinable and (iv) collectability is reasonably assured. The following information provides a general description our underlying revenue recognition policies by business segment:
     NGL Pipelines & Services
          This aspect of our business generates revenues primarily from the provision of natural gas processing, NGL pipeline transportation, product storage and NGL fractionation services and the sale of NGLs. In our natural gas processing activities, we enter into margin-band contracts, percent-of-liquids contracts, percent-of-proceeds contracts, fee-based contracts, hybrid-contracts (i.e. mixed percent-of-liquids and fee-based) and keepwhole contracts. Under margin-band and keepwhole contracts, we take ownership of mixed NGLs extracted from the producer’s natural gas stream and recognize revenue when the extracted NGLs are delivered and sold to customers under NGL marketing sales contracts. In the same way, revenue is recognized under our percent-of-liquids contracts except that the volume of NGLs we extract and sell is less than the total amount of NGLs extracted from the producers’ natural gas. Under a percent-of-liquids contract, the producer retains title to the remaining percentage of mixed NGLs we extract. Under a percent-of-proceeds contract, we share in the proceeds generated from the sale of the mixed NGLs we extract on the producer’s behalf. If a cash fee for natural gas processing services is stipulated by the contract, we record revenue when the natural gas has been processed and delivered to the producer.
          Our NGL marketing activities generate revenues from the sale of NGLs obtained from either our natural gas processing activities or purchased from third parties on the open market. Revenues from these sales contracts are recognized when the NGLs are delivered to customers. In general, the sales prices referenced in these contracts are market-related and can include pricing differentials for such factors as delivery location.
          Under our NGL pipeline transportation contracts and tariffs, revenue is recognized when volumes have been delivered to customers. Revenue from these contracts and tariffs is generally based upon a fixed fee per gallon of liquids transported multiplied by the volume delivered. Transportation fees charged under these arrangements are either contractual or regulated by governmental agencies such as the Federal Energy Regulatory Commission (“FERC”).

          We collect storage revenues under our NGL and related product storage contracts based on the number of days a customer has volumes in storage multiplied by a storage rate (as defined in each contract). Under these contracts, revenue is recognized ratably over the length of the storage period. With respect to capacity reservation agreements, we collect a fee for reserving storage capacity for customers in our underground storage wells. Under these agreements, revenue is recognized ratably over the specified reservation period. Excess storage fees are collected when customers exceed their reservation amounts and are recognized in the period of occurrence.
          Revenues from product terminalling activities (applicable to our import and export operations) are recorded in the period such services are provided. Customers are typically billed a fee per unit of volume loaded or unloaded. With respect to export operations, revenues may also include demand payments charged to customers who reserve the use of our export facilities and later fail to use them. Demand fee revenues are recognized when the customer fails to utilize the specified export facility as required by contract.
          We enter into fee-based arrangements and percent-of-liquids contracts for the NGL fractionation services we provide to customers. Under such fee-based arrangements, revenue is recognized in the period services are provided. Such fee-based arrangements typically include a base-processing fee (typically in cents per gallon) that is subject to adjustment for changes in certain fractionation expenses (e.g. natural gas fuel costs). Certain of our NGL fractionation facilities generate revenues using percent-of-liquids contracts. Such contracts allow us to retain a contractually determined percentage of the customer’s fractionated NGL products as payment for services rendered. Revenue is recognized from such arrangements when we sell and deliver the retained NGLs to customers.
     Onshore Natural Gas Pipelines & Services
          This aspect of our business generates revenues primarily from the provision of natural gas pipeline transportation and gathering services; natural gas storage services; and from the sale of natural gas. Certain of our onshore natural gas pipelines generate revenues from transportation and gathering agreements as customers are billed a fee per unit of volume multiplied by the volume delivered or gathered. Fees charged under these arrangements are either contractual or regulated by governmental agencies such as the FERC. Revenues associated with these fee-based contracts are recognized when volumes have been delivered.
          Revenues from natural gas storage contracts typically have two components: (i) a monthly demand payment, which is associated with storage capacity reservations, and (ii) a storage fee per unit of volume held at each location. Revenues from demand payments are recognized during the period the customer reserves capacity. Revenues from storage fees are recognized in the period the services are provided.
          Our natural gas marketing activities generate revenues from the sale of natural gas purchased from third parties on the open market. Revenues from these sales contracts are recognized when the natural gas is delivered to customers. In general, the sales prices referenced in these contracts are market-related and can include pricing differentials for such factors as delivery location.
     Offshore Pipelines & Services
          This aspect of our business generates revenues from the provision of offshore natural gas and crude oil pipeline transportation services and related offshore platform operations. Our offshore natural gas pipelines generate revenues through fee-based contracts or tariffs where revenues are equal to the product of a fee per unit of volume (typically in MMBtus) multiplied by the volume of natural gas transported. Revenues associated with these fee-based contracts and tariffs are recognized when natural gas volumes have been delivered.
          The majority of our revenues from offshore crude oil pipelines are derived from purchase and sale arrangements whereby crude oil is purchased from shippers at various receipt points along the pipeline for an index-based price (less a price differential) and sold back to the shippers at various redelivery points at the same index-based price. Net revenue recognized from such arrangements is based on the price differential per unit of volume (typically in barrels) multiplied by the volume delivered. In addition, certain offshore crude oil pipelines generate revenues based upon a gathering fee per unit of volume (typically in barrels) multiplied by the volume delivered to the customer. Revenues from both arrangements are recognized when the crude oil is delivered.
          Revenues from offshore platform services generally consist of demand payments and commodity charges. Revenues from platform services are recognized in the period the services are provided. Demand fees represent charges to customers served by our offshore platforms regardless of the volume the customer delivers to the platform. Revenues from commodity charges are based on a fixed-fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered. Contracts for platform services often include both demand payments and commodity charges, but demand payments generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers. Our Independence Hub and Marco Polo offshore platforms earn a significant amount of demand revenues. The Independence Hub platform will earn $55.2 million of demand revenues annually through March 2012. The Marco Polo platform will earn $25.2 million of demand revenues annually through April 2009.
     Petrochemical Services
          This aspect of our business generates revenues from the provision of isomerization and propylene fractionation services and the sale of certain petrochemical products. Our isomerization and propylene fractionation operations generate revenues through fee-based arrangements, which typically include a base-processing fee per gallon (or other unit of measurement) subject to adjustment for changes in natural gas, electricity and labor costs, which are the primary costs of propylene fractionation and isomerization operations. Revenues resulting from such agreements are recognized in the period the services are provided.
          Our petrochemical marketing activities generate revenues from the sale of propylene and other petrochemicals obtained from either its processing activities or purchased from third parties on the open market. Revenues from these sales contracts are recognized when the petrochemicals are delivered to customers. In general, the sales prices referenced in these contracts are market-related and can include pricing differentials for such factors as delivery location.
Note 5. Accounting for Unit-Based Awards
          Since January 1, 2006, we account for unit-based awards in accordance with SFAS 123(R) (see Note 2). The following table summarizes our unit-based compensation amounts by plan during each of the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

EPCO 1998 Long-Term Incentive Plan (“1998 Plan”)
Unit options	$4,447	$701	$—
Restricted units	7,721	5,019	3,776

Total 1998 Plan (1)	12,168	5,720	3,776

Employee Partnerships	3,911	2,146	2,043
DEP Holdings, LLC Unit Appreciation Rights	69	—	—

Total consolidated expense	$16,148	$7,866	$5,819

(1)	Amounts for the year ended December 31, 2007 include $4.6 million associated with the resignation of our former chief executive officer.
          See Note 25 for information regarding the formation of the Enterprise Products 2008 Long-Term Incentive Plan in January 2008 and Enterprise Unit L.P. in February 2008.
          SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date. The fair value of restricted unit awards (i.e. time-vested units under SFAS 123(R)) is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under

SFAS 123(R), the fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards (such as unit appreciation rights (“UARs”)) is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. Liability-type awards are cash settled upon vesting.
          As used in the context of the EPCO plans, the term “restricted unit” represents a time-vested unit under SFAS 123(R). Such awards are non-vested until the required service period expires.
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
     1998 Plan
          Unit option awards. Under the 1998 Plan, non-qualified incentive options to purchase a fixed number of our common units may be granted to EPCO’s key employees who perform management, administrative or operational functions for us. When issued, the exercise price of each option grant is equivalent to the market price of the underlying equity on the date of grant. In general, options granted under the 1998 Plan have a cliff vesting period of four years and remain exercisable for ten years from the date of grant.
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
          The 1998 Plan provides for the issuance of up to 7,000,000 of our common units. After giving effect to outstanding option awards at December 31, 2007 and the issuance and forfeiture of restricted unit awards through December 31, 2007, a total of 1,282,256 additional common units could be issued under the 1998 Plan.

     The following table presents option activity under the 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	strike price	contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)

Outstanding at December 31, 2004	2,463,000	$18.84
Granted (2)	530,000	26.49
Exercised	(826,000)	14.77
Forfeited	(85,000)	24.73

Outstanding at December 31, 2005	2,082,000	22.16
Granted (3)	590,000	24.85
Exercised	(211,000)	15.95
Forfeited	(45,000)	24.28

Outstanding at December 31, 2006	2,416,000	23.32
Granted (4)	895,000	30.63
Exercised	(256,000)	19.26
Settled or forfeited (5)	(740,000)	24.62

Outstanding at December 31, 2007 (6)	2,315,000	26.18	7.73	$3,291

Options exercisable at:
December 31, 2005	727,000	$19.19	5.54	$3,503

December 31, 2006	591,000	$20.85	5.11	$4,808

December 31, 2007 (6)	335,000	$22.06	3.96	$3,291

(1)	Aggregate intrinsic value reflects fully vested unit options at the date indicated.

(2)	The total grant date fair value of these awards was $0.7 million based on the following assumptions: (i) weighted-average expected life of options of seven years; (ii) weighted-average risk-free interest rate of 4.2%; (iii) weighted-average expected distribution yield on our common units of 9.2%; and (iv) weighted-average expected unit price volatility on our common units of 20.0%.

(3)	The total grant date fair value of these awards was $1.2 million based on the following assumptions: (i) weighted-average expected life of options of seven years; (ii) weighted-average risk-free interest rate of 5.0%; (iii) weighted-average expected distribution yield on our common units of 8.9%; and (iv) weighted-average expected unit price volatility on our common units of 23.5%.

(4)	The total grant date fair value of these awards was $2.4 million based on the following assumptions: (i) expected life of options of seven years; (ii) weighted-average risk-free interest rate of 4.8%; (iii) weighted-average expected distribution yield on our common units of 8.4%; and (iv) weighted-average expected unit price volatility on our common units of 23.2%.

(5)	Includes the settlement of 710,000 options in connection with the resignation of our former chief executive officer.

(6)	We were committed to issue 2,315,000 and 2,416,000 of our common units at December 31, 2007 and 2006, respectively, if all outstanding options awarded under the 1998 Plan (as of these dates) were exercised. An additional 285,000, 380,000, 510,000 and 805,000 of these options are exercisable in 2008, 2009, 2010 and 2011, respectively.
          The total intrinsic value of option awards exercised during the years ended December 31, 2007, 2006 and 2005 were $3.0 million, $2.2 million and $9.2 million, respectively. At December 31, 2007, there was an estimated $2.8 million of total unrecognized compensation cost related to nonvested option awards granted under the 1998 Plan. We expect to recognize this amount over a weighted-average period of 3.0 years. We will recognize our share of these costs in accordance with the EPCO administrative services agreement (see Note 17).
          During the years ended December 31, 2007 and 2006, we received cash of $7.5 million and $5.6 million, respectively from the exercise of option awards granted under the 1998 Plan. Conversely, our option-related reimbursements to EPCO were $3.0 million and $1.8 million, respectively.

          Restricted unit awards. Under the 1998 Plan, we may also issue restricted common units to key employees of EPCO and directors of our general partner. In general, the restricted unit awards allow recipients to acquire the underlying common units at no cost to the recipient once a defined cliff vesting period expires, subject to certain forfeiture provisions. The restrictions on such units generally lapse four years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period. Fair value of such restricted units is based on the market price of the underlying common units on the date of grant and an allowance for estimated forfeitures.
           Each recipient is also entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by us to our unitholders. Since restricted units are issued securities, such distributions are reflected as a component of cash distributions to partners as shown on our statements of consolidated cash flows. We paid $2.6 million, $1.6 million and $0.9 million in cash distributions with respect to restricted units during the years ended December 31, 2007, 2006 and 2005, respectively.
           The following table summarizes information regarding our restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit(1)

Restricted units at December 31, 2004	488,525
Granted (2)	362,011	$26.43
Vested	(6,484)	$22.00
Forfeited	(92,448)	$24.03

Restricted units at December 31, 2005	751,604
Granted (3)	466,400	$25.21
Vested	(42,136)	$24.02
Forfeited	(70,631)	$22.86

Restricted units at December 31, 2006	1,105,237
Granted (4)	738,040	$25.61
Vested	(4,884)	$25.28
Forfeited	(36,800)	$23.51
Settled (5)	(113,053)	$23.24

Restricted units at December 31, 2007	1,688,540

(1)	Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.

(2)	Aggregate grant date fair value of restricted unit awards issued during 2005 was $8.8 million based on grant date market prices of our common units ranging from $25.83 to $26.95 per unit and an estimated forfeiture rate of 8.2%.

(3)	Aggregate grant date fair value of restricted unit awards issued during 2006 was $10.8 million based on grant date market prices of our common units ranging from $24.85 to $27.45 per unit and estimated forfeiture rates ranging from 7.8% to 9.8%.

(4)	Aggregate grant date fair value of restricted unit awards issued during 2007 was $18.9 million based on grant date market prices of our common units ranging from $28.00 to $31.83 per unit and estimated forfeiture rates ranging from 4.6% to 17.0%.

(5)	Reflects the settlement of restricted units in connection with the resignation of our former chief executive officer.
          The total fair value of restricted units that vested during the year ended December 31, 2007 was $0.1 million. At December 31, 2007, there was an estimated $25.5 million of total unrecognized compensation cost related to restricted unit awards granted under the 1998 Plan, which we expect to recognize over a weighted-average period of 2.4 years. We will recognize our share of such costs in accordance with the EPCO administrative services agreement.
           Phantom unit awards. The 1998 Plan also provides for the issuance of phantom unit awards. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the market closing price of our common units on the redemption date. Each participant is required to redeem their phantom units as they vest, which typically is four years from the date the award is granted. No phantom unit awards have been issued to date under the 1998 Plan.
           The 1998 Plan also provides for the award of distribution equivalent rights (“DERs”) in tandem with its phantom unit awards. A DER entitles the participant to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by us to our unitholders.
     Employee Partnerships
          EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships. Certain EPCO employees who work on behalf of us and EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution. The profits interest awards (i.e., the Class B limited partner interests) in the Employee Partnerships entitles each holder to participate in the appreciation in value of Enterprise GP Holdings’ Units. The Class B limited partner interests are subject to forfeiture if the participating employee’s employment with EPCO is terminated prior to vesting, with customary exceptions for death, disability and certain retirements. The risk of forfeiture will also lapse upon certain change in control events.
          Prior to our adoption of SFAS 123(R), the estimated value of these awards was accounted for in a manner similar to a stock appreciation right. Starting January 1, 2006, compensation expense attributable to these awards was based on the estimated grant date fair value of each award. A portion of the fair value of these equity-based awards is allocated to us under the EPCO administrative services agreement as a non-cash expense. We are not responsible for reimbursing EPCO for any expenses of the Employee

Partnerships, including the value of any contributions of cash or units of Enterprise GP Holdings made by private company affiliates of EPCO at the formation of each Employee Partnership.
          Currently, there are four Employee Partnerships. EPE Unit I was formed in August 2005 in connection with Enterprise GP Holdings’ initial public offering. EPE Unit II was formed in December 2006. EPE Unit III was formed in May 2007.
          At December 31, 2007, there was an estimated $26.9 million of combined unrecognized compensation cost related to the Employee Partnerships. We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 3.9 years.
          The following is a discussion of significant terms of EPE Unit I, EPE Unit II, and EPE Unit III.
          EPE Unit I. In connection with the initial public offering of Enterprise GP Holdings in August 2005, EPE Unit I was formed to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in EPE Unit I. In August 2005, EPE Unit I used $51.0 million in contributions it received from its Class A limited partner (an affiliate of EPCO) to purchase 1,821,428 units of Enterprise GP Holdings. Certain EPCO employees, including all of EPGP’s executive officers other than Dan L. Duncan and Dr. Ralph S. Cunningham, were admitted as Class B limited partners of EPE Unit I without any capital contributions.
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
          As adjusted for forfeitures and regrants, the grant date fair value of the Class B limited partnership interests in EPE Unit I was $12.2 million at December 31, 2007. This fair value was estimated using the Black-Scholes option pricing model, which incorporates various assumptions including (i) an expected life of the awards ranging from three to five years, (ii) risk-free interest rates ranging from 4.1% to 5.0%, (iii) an expected distribution yield on units of Enterprise GP Holdings ranging from 3.0% to 4.2%, and (iv) an expected unit price volatility for Enterprise GP Holdings’ units ranging from 17.4% to 30.0%.
          EPE Unit II. In December 2006, EPE Unit II, L.P. was formed to serve as an incentive arrangement for Dr. Ralph S. Cunningham, an executive officer of our general partner. The officer, who is not a participant in EPE Unit I, was granted a “profits interest” award in EPE Unit II. EPCO serves as the general partner of EPE Unit II.
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

          The grant date fair value of the Class B limited partnership interests in EPE Unit II was $0.2 million at December 31, 2007. This fair value was estimated on the date of grant using the Black-Scholes option pricing model, which incorporated various assumptions including (i) an expected life of the award of five years, (ii) risk-free interest rate of 4.4%, (iii) an expected distribution yield on units of Enterprise GP Holdings of 3.8%, and (iv) an expected Enterprise GP Holdings unit price volatility of 18.7%.
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
          Unless otherwise agreed to by EPCO, the Class A limited partner and a majority in interest of the Class B limited partners of EPE Unit III, EPE Unit III will be liquidated upon the earlier of: (i) May 7, 2012 or (ii) a change in control of Enterprise GP Holdings or its general partner. EPE Unit III has the following material terms regarding its quarterly cash distribution to partners:
▪	Distributions of Cash flow - Each quarter, 100% of the cash distributions received by EPE Unit III from Enterprise GP Holdings will be distributed to the Class A limited partner until it has received an amount equal to the pro rata Class A preferred return (as defined below), and any remaining distributions received by EPE Unit III will be distributed to the Class B limited partners. The Class A preferred return equals 3.797% per annum, of the Class A limited partner’s capital base. The Class A limited partner’s capital base equals approximately $170.0 million plus any unpaid Class A preferred return from prior periods, less any distributions made by EPE Unit III of proceeds from the sale of Enterprise GP Holdings’ units owned by EPE Unit III (as described below).

▪	Liquidating Distributions - Upon liquidation of EPE Unit III, Enterprise GP Holdings’ units having a fair market value equal to the Class A limited partner capital base will be distributed to a private company affiliate of EPCO, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units of Enterprise GP Holdings will be distributed to the Class B limited partners.

▪	Sale Proceeds - If EPE Unit III sells any of the 4,421,326 units of Enterprise GP Holdings that it owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.
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
          As adjusted for forfeitures and regrants, the grant date fair value of the Class B limited partnership interests in EPE Unit III was $23.0 million at December 31, 2007. This fair value was estimated using the Black-Scholes option pricing model, which incorporates various assumptions including (i) an expected life of the awards ranging from four to five years, (ii) risk-free interest rates ranging from 3.5% to 4.9%, (iii) an expected distribution yield on units of Enterprise GP Holdings ranging from 4.0% to 4.3%, and (iv) an expected unit price volatility for Enterprise GP Holdings’ units ranging from 16.9% to 17.6%.

     DEP Holdings, LLC Unit Appreciation Rights
          The non-employee directors of DEP Holdings, LLC, the general partner of Duncan Energy Partners (“DEP GP”), have been granted UARs in the form of letter agreements. These liability awards are not part of any established long-term incentive plan of EPCO, Enterprise GP Holdings or us. The compensation expense associated with these awards is recognized by DEP GP, which is our consolidated subsidiary. The UARs entitle each non-employee director to receive a cash payment on the vesting date equal to the excess, if any, of the fair market value of Enterprise GP Holdings’ units (determined as of a future vesting date) over the grant date fair value. If a director resigns prior to vesting, his UAR awards are forfeited. These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash.
          As of December 31, 2007, a total of 90,000 UARs had been granted to non-employee directors of DEP GP that cliff vest in 2012. If a director resigns prior to vesting, his UAR awards are forfeited. The grant date fair value with respect to these UARs is based on an Enterprise GP Holdings’ unit price of $36.68.
Note 6. Employee Benefit Plans
          Dixie employs the personnel that operate its pipeline system and certain of these employees are eligible to participate in a defined contribution plan and pension and postretirement benefit plans. Due to the immaterial nature of Dixie’s employee benefit plans to our consolidated financial position, results of operations and cash flows, our discussion is limited to the following:
     Defined Contribution Plan
          Dixie contributed $0.3 million to its company-sponsored defined contribution plan for each of the years ended December 31, 2007 and 2006.
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
          The following table presents Dixie’s benefit obligations, fair value of plan assets and funded status at December 31, 2007.

	Pension	Postretirement
	Plan	Plan

Projected benefit obligation	$7,250	$5,882
Accumulated benefit obligation	4,971	—
Fair value of plan assets	5,572	—
Unfunded liability	1,678	5,882
Funded status (liability)	1,678	5,882
          Projected benefit obligations and net periodic benefit costs are based on actuarial estimates and assumptions. The weighted-average actuarial assumptions used in determining the projected benefit obligation at December 31, 2007 were as follows: discount rate of 5.75%; rate of compensation increase of 4.00% and 5.00% for the pension and postretirement plans, respectively; and a medical trend rate of 8.00% for 2008 grading to an ultimate trend of 5.00% for 2010 and later years. Dixie’s net pension and postretirement benefit costs for 2007 were $1.1 million (including settlement loss of $0.6 million) and $0.4 million, respectively. Dixie’s net pension and postretirement benefit costs for 2006 were $0.7 million and $0.3 million, respectively.

          Future benefits expected to be paid from Dixie’s pension and postretirement plans are as follows for the periods indicated:

	Pension	Postretirement
	Plan	Plan

2008	$218	$389
2009	287	422
2010	324	467
2011	518	505
2012	534	497
2013 through 2017	3,779	2,353

Total	$5,660	$4,633

          On December 31, 2006, Dixie adopted the recognition and disclosure provisions of SFAS 158. Dixie uses a December 31 measurement date of these plans. SFAS 158 requires Dixie to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
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
          Included in Accumulated Other Comprehensive Income (“AOCI”) on the Consolidated Balance Sheet at December 31, 2007 and 2006 are the following amounts that have not been recognized in net periodic pension costs (in millions):

	At December 31,
	2007	2006

Unrecognized transition obligation	$1.0	$1.2
Net of tax	0.6	0.7

Unrecognized prior service cost credit	(1.2)	(1.5)
Net of tax	(0.8)	(0.9)

Unrecognized net actuarial loss	2.8	3.1
Net of tax	1.7	1.9
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
          Changes in the fair value of financial instrument contracts are recognized currently in earnings unless specific hedge accounting criteria are met. If the financial instruments meet those criteria, the instrument’s gains and losses offset the related results of the hedged item in earnings for a fair value hedge and are deferred in other comprehensive income for a cash flow hedge. Gains and losses related to a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. For additional information regarding our accounting for financial instruments, see Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
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
          We routinely review our outstanding financial instruments in light of current market conditions. If market conditions warrant, some financial instruments may be closed out in advance of their contractual settlement dates thus realizing income or loss depending on the specific hedging criteria. When this occurs, we may enter into a new financial instrument to reestablish the hedge to which the closed instrument relates.
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
     Fair value hedges – Interest rate swaps
          As summarized in the following table, we had eleven interest rate swap agreements outstanding at December 31, 2007 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Amount

Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 8.65%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 7.19%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.13%	$600 million
Senior Notes K, 4.95% fixed rate, due June 2010	2	Aug. 2005 to June 2010	June 2010	4.95% to 5.33%	$200 million

(1)	The variable rate indicated is the all-in variable rate for the current settlement period.
          We have designated these eleven interest rate swaps as fair value hedges under SFAS 133 since they mitigate changes in the fair value of the underlying fixed rate debt. As effective fair value hedges, an increase in the fair value of these interest rate swaps is equally offset by an increase in the fair value of the underlying hedged debt. The offsetting changes in fair value have no effect on current period interest expense.

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
          The total fair value of these eleven interest rate swaps at December 31, 2007, was an asset of $14.8 million, with an offsetting decrease in the fair value of the underlying debt. Interest expense for the years ended December 31, 2007, 2006 and 2005 reflects a $8.9 million loss, $5.2 million loss and $10.8 million benefit from these swap agreements, respectively.
     Cash flow hedges – Interest Rate Swaps
          Duncan Energy Partners had three interest rate swap agreements outstanding at December 31, 2007 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate(1)	Value

Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	4.84% to 4.62%	$175.0 million

(1)	Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).
          In September 2007, Duncan Energy Partners executed three floating-to-fixed interest rate swaps having a combined notional value of $175.0 million. The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to variable interest rates charged under its revolving credit facility. It recognized a $0.2 million benefit from these swaps in interest expense during 2007, which includes ineffectiveness of $0.2 million (an expense) and income of $0.4 million. In 2008, Duncan Energy Partners expects to reclassify $0.7 million of accumulated other comprehensive loss that was generated by these interest rate swaps as an increase to interest expense.
     At December 31, 2007, the aggregate fair value of these interest rate swaps was a liability of $3.8 million. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged. Any ineffectiveness is recorded directly into earnings as an increase in interest expense.
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

          To the extent effective, gains and losses on the value of the treasury locks will be deferred until the forecasted debt is issued and will be amortized to earnings over the life of the debt. No ineffectiveness was recognized as of December 31, 2007. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt. The following table summarizes changes in our treasury lock portfolio since December 31, 2005 (dollars in millions):

	Notional	Cash
	Amount	Gain

Second quarter of 2006 additions to portfolio (1)	$250.0	$—
Third quarter of 2006 additions to portfolio (1)	50.0	—
Third quarter of 2006 terminations (2)	(300.0)	—
Fourth quarter of 2006 additions to portfolio (3)	562.5	—

Treasury lock portfolio, December 31, 2006 (4)	562.5	—

First quarter of 2007 additions to portfolio (3)	437.5	—
Second quarter of 2007 terminations (5)	(875.0)	42.3
Third quarter of 2007 additions to portfolio (6)	875.0	—
Third quarter of 2007 terminations (7)	(750.0)	6.6
Fourth quarter of 2007 additions to portfolio (8)	350.0	—

Treasury lock portfolio, December 31, 2007 (4)	$600.0	$48.9

(1)	EPO entered into these transactions related to its anticipated issuances of debt in 2006.

(2)	Terminations relate to the issuance of the Junior Notes A ($300.0 million).

(3)	EPO entered into these transactions related to its anticipated issuances of debt in 2007.

(4)	The fair value of open financial instruments at December 31, 2006 and 2007 was an asset of $11.2 million and a liability of $19.6 million, respectively.

(5)	Terminations relate to the issuance of the Junior Notes B ($500.0 million) and Senior Notes L ($375.0 million). Of the $42.3 million gain, $10.6 million relates to the Junior Notes B and the remainder to the Senior Notes L and its successor debt.

(6)	EPO entered into these transactions related to its issuance of the Senior Notes L (including its successor debt) in August 2007 ($500.0 million) and anticipated issuance of debt during the first half of 2008 ($250.0 million).

(7)	Terminations relate to the issuance of the Senior Notes L and its successor debt.

(8)	EPO entered into these transactions in anticipated issuance of debt during the first half of 2008.
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
          The fair value of our commodity financial instrument portfolio, which primarily consisted of cash flow hedges, at December 31, 2007 was a liability of $19.3 million. During the years ended December 31, 2007, 2006 and 2005, we recorded a $28.6 million loss, $10.3 million income and $1.1 million income, respectively, related to our commodity financial instruments, which is included in operating costs and expenses on our Statements of Consolidated Operations. Included in the $28.6 million loss recorded during 2007, was ineffectiveness of $0.9 million (an expense) related to our commodity hedges. These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be recorded in earnings.

Foreign Currency Hedging Program
          We are exposed to foreign currency exchange rate risk through our Canadian NGL marketing subsidiary and certain construction agreements with respect to our Pioneer processing plant where payments are indexed to the Canadian dollar. As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar. We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.
          Mark-to-market accounting is utilized for those foreign exchange contracts associated with our Canadian NGL marketing business. The duration of these contracts is typically one month. As of December 31, 2007, $4.7 million of these exchange contracts were outstanding, all of which settled in January 2008. In January 2008, we entered into $3.7 million of such instruments.
          The foreign exchange contracts associated with our construction activities are accounted for using hedge accounting. At December 31, 2007, the fair value of these contracts was $1.3 million. These contracts settle through May 2008.
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

	At December 31, 2007		At December 31, 2006

	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$92,866	$92,866	$46,286	$46,286
Accounts receivable	2,010,544	2,010,544	1,323,028	1,323,028
Commodity financial instruments (1)	338	338	1,472	1,472
Foreign currency hedging financial instruments (2)	1,308	1,308	—	—
Interest rate hedging financial instruments (3)	14,839	14,839	11,203	11,203
Financial liabilities:
Accounts payable and accrued expenses	2,755,647	2,755,647	1,774,976	1,774,976
Fixed-rate debt (principal amount)	5,904,000	5,867,899	4,909,068	4,955,176
Variable-rate debt	992,500	992,500	420,000	420,000
Commodity financial instruments (1)	19,643	19,643	4,655	4,655
Foreign currency hedging financial instruments (2)	27	27	—	—
Interest rate hedging financial instruments (3)	23,422	23,422	29,060	29,060

(1)	Represent commodity financial instrument transactions that either have not settled or have settled and not been invoiced. Settled and invoiced transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.

(2)	Relates to the hedging of our exposure to fluctuations in the Canadian dollar.

(3)	Represent interest rate hedging financial instrument transactions that have not settled. Settled transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
Note 8. Cumulative Effect of Changes in Accounting Principles
          During the years ended December 31, 2006 and 2005, we recorded various amounts related to the cumulative effect of changes in accounting principles, including a benefit of $1.5 million in January 2006 related to the implementation of SFAS 123(R) and a charge of $4.2 million in December 2005 related to our implementation of FIN 47.

          See Note 6 regarding the balance sheet impact of adopting SFAS 158 at December 31, 2006, which had no effect on net income.
     Effect of Implementation of Staff Accounting Bulletin (“SAB”) 108
          SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” addresses how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. This SAB requires us to quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 did not have a material impact on our consolidated financial statements.
     Effect of Implementation of SFAS 123(R)
          SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date. The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model. Under SFAS 123(R), the fair value of an equity-classified award is amortized to earnings on a straight-line basis over the requisite service or vesting period for equity-classified awards. Compensation for liability-classified awards is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period. Liability awards will be cash settled upon vesting.
          Upon adoption of SFAS 123(R), we recognized, as a benefit, the cumulative effect of a change in accounting principle of $1.5 million based on the SFAS 123(R) requirement to recognize compensation expense based upon the grant date fair value of unit-based awards and the application of an estimated forfeiture rate to unvested awards. See Notes 2 and 5 for additional information regarding our accounting for equity awards.
     Effect of Implementation of FIN 47
          In December 2005, we adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation for FAS 143,” which required us to record a liability for AROs in which the timing and/or amount of settlement of the obligation is uncertain. These conditional asset retirement obligations were not addressed in SFAS 143, which we adopted on January 1, 2003. We recorded a charge of $4.2 million in connection with our implementation of FIN 47, which represents the depreciation and accretion expense we would have recognized in prior periods had we recorded these conditional asset retirement obligations when incurred. See Note 10 for additional information regarding our AROs.

          The following table shows unaudited pro forma net income for the years ended December 31, 2006 and 2005, assuming these accounting changes noted above were applied retroactively to January 1, 2005.

	For the Years Ended
	December 31,
	2006	2005

Pro Forma income statement amounts:
Historical net income	$601,155	$419,508
Adjustments to derive pro forma net income:
Effect of implementation of SFAS 123(R):
Remove cumulative effect of change in accounting principle recorded in January 2006	(1,472)	—
Additional compensation expense that would have been recorded for unit options	—	(708)
Remove compensation expense related to awards of profits interests in EPE Unit L.P.	—	1,271
Effect of implementation of FIN 47:
Remove cumulative effect of change in accounting principle recorded in December 2005	—	4,208
Record depreciation and accretion expense associated with conditional asset retirement obligations	—	(735)

Pro forma net income	599,683	423,544
EPGP interest	(96,969)	(71,077)

Pro forma net income available to limited partners	$502,714	$352,467

Pro forma per unit data (basic):
Historical units outstanding	414,442	382,463
Per unit data:
As reported	$1.22	$0.91

Pro forma	$1.21	$0.92

Pro forma per unit data (diluted):
Historical units outstanding	414,759	382,963
Per unit data:
As reported	$1.22	$0.91

Pro forma	$1.21	$0.92

Note 9. Inventories
          Our inventory amounts were as follows at the dates indicated:

	At December 31,
	2007	2006

Working inventory (1)	$342,589	$387,973
Forward-sales inventory (2)	11,693	35,871

Total inventory	$354,282	$423,844

(1)	Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.

(2)	Forward sales inventory consists of segregated NGL and natural gas volumes dedicated to the fulfillment of forward-sales contracts.
          Our inventory values reflect payments for product purchases, freight charges associated with such purchase volumes, terminal and storage fees, vessel inspection costs, demurrage charges and other related costs. We value our inventories at the lower of average cost or market.
          Operating costs and expenses, as presented on our Statements of Consolidated Operations, include cost of sales amounts related to the sale of inventories. Our costs of sales were $14.5 billion, $11.8 billion and $10.3 billion for the years ended December 31, 2007, 2006 and 2005, respectively.

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
          Due to fluctuating commodity prices in the NGL, natural gas and petrochemical industry, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of our inventories exceed their net realizable value. These non-cash charges are a component of cost of sales in the period they are recognized and generally affect our segment operating results in the following manner:
▪	Write-downs of NGL inventories are recorded as a cost of our NGL marketing activities within our NGL Pipelines & Services business segment;

▪	Write-downs of natural gas inventories are recorded as a cost of our natural gas pipeline operations within our Onshore Natural Gas Pipelines & Services business segment; and

▪	Write-downs of petrochemical inventories are recorded as a cost of our petrochemical marketing activities or octane additive production business within our Petrochemical Services business segment, as applicable.
          For the years ended December 31, 2007, 2006 and 2005, we recognized LCM adjustments of approximately $13.3 million, $18.6 million and $21.9 million, respectively. To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory valuation adjustments are mitigated or offset. See Note 7 for a description of our commodity hedging activities.
Note 10. Property, Plant and Equipment
          Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated
	Useful Life	At December 31,
	in Years	2007	2006

Plants and pipelines (1)	3-35 (5)	$10,884,819	$8,774,683
Underground and other storage facilities (2)	5-35 (6)	720,795	596,649
Platforms and facilities (3)	23-31	637,812	161,839
Transportation equipment (4)	3-10	32,627	27,008
Land		48,172	40,010
Construction in progress		1,173,988	1,734,083

Total		13,498,213	11,334,272
Less accumulated depreciation		1,910,949	1,501,725

Property, plant and equipment, net		$11,587,264	$9,832,547

(1)	Plants and pipelines include processing plants; NGL, petrochemical, oil and natural gas pipelines; terminal loading and unloading facilities; office furniture and equipment; buildings; laboratory and shop equipment; and related assets.

(2)	Underground and other storage facilities include underground product storage caverns; storage tanks; water wells; and related assets.

(3)	Platforms and facilities include offshore platforms and related facilities and other associated assets.

(4)	Transportation equipment includes vehicles and similar assets used in our operations.

(5)	In general, the estimated useful lives of major components of this category are as follows: processing plants, 20-35 years; pipelines, 18-35 years (with some equipment at 5 years); terminal facilities, 10-35 years; office furniture and equipment, 3-20 years; buildings 20-35 years; and laboratory and shop equipment, 5-35 years.

(6)	In general, the estimated useful lives of major components of this category are as follows: underground storage facilities, 20-35 years (with some components at 5 years); storage tanks, 10-35 years; and water wells, 25-35 years (with some components at 5 years).

          The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005
Depreciation expense (1)	$414,901	$350,832	$328,736
Capitalized interest (2)	$75,476	$55,660	$22,046

(1)	Depreciation expense is a component of operating costs and expenses as presented in our Statements of Consolidated Operations.

(2)	Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.
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
          The following table presents information regarding our asset retirement obligations since December 31, 2005.

Asset retirement obligation liability balance, December 31, 2005	$16,795
Liabilities incurred	1,977
Liabilities settled	(1,348)
Revisions in estimated cash flows	5,650
Accretion expense	1,329

Asset retirement obligation liability balance, December 31, 2006	24,403
Liabilities incurred	1,673
Liabilities settled	(5,069)
Revisions in estimated cash flows	15,645
Accretion expense	3,962

Asset retirement obligation liability balance, December 31, 2007	$40,614

          Property, plant and equipment at December 31, 2007 and 2006 includes $10.6 million and $3.0 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset. Also, based on information currently available, we estimate that accretion expense will approximate $2.0 million for each of the years 2008 and 2009, $2.1 million for 2010, $2.3 million for 2011 and $2.5 million for 2012.
          Certain of our unconsolidated affiliates have AROs recorded at December 31, 2007 and 2006 relating to contractual agreements and regulatory requirements. These amounts are immaterial to our financial statements.

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

	Ownership	Investments in and advances to
	Percentage at	Unconsolidated Affiliates at
	December 31,	December 31,	December 31,
	2007	2007	2006

NGL Pipelines & Services:
VESCO	13.1%	$40,129	$39,618
K/D/S Promix, L.L.C. (“Promix”)	50%	51,537	46,140
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,423	25,471
Onshore Natural Gas Pipelines & Services:
Jonah Gas Gathering Company (“Jonah”)	19.4%	235,837	120,370
Evangeline (1)	49.5%	3,490	4,221
Offshore Pipelines & Services:
Poseidon Oil Pipeline, L.L.C. (“Poseidon”)	36%	58,423	62,324
Cameron Highway Oil Pipeline Company (“Cameron Highway”) (2)	50%	256,588	60,216
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	111,221	117,646
Neptune Pipeline Company, L.L.C. (“Neptune”) (3)	25.7%	55,468	58,789
Nemo Gathering Company, LLC (“Nemo”) (4)	33.9%	2,888	11,161
Petrochemical Services:
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,282	13,912
La Porte (5)	50%	4,053	4,691

Total		$858,339	$564,559

(1)	Refers to our ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.

(2)	During the year ended December 31, 2007, we contributed $216.5 million to Cameron Highway to fund our portion of the repayment of Cameron Highway’s debt.

(3)	The December 31, 2006 amount includes a $7.4 million non-cash impairment charge attributable to our investment in Neptune.

(4)	The December 31, 2007 amount includes a $7.0 million non-cash impairment charge attributable to our investment in Nemo.

(5)	Refers to our ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.
          On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates. At December 31, 2007 and 2006, our investments in Promix, La Porte, Neptune, Poseidon, Cameron Highway, Nemo and Jonah included excess cost amounts totaling $43.8 million and $38.7 million, respectively, all of which were attributable to the fair value of the underlying tangible assets of these entities exceeding their book carrying values at the time of our acquisition of interests in these entities. To the extent that we attribute all or a portion of an excess cost amount to higher fair values, we amortize such excess cost as a reduction in equity earnings in a manner similar to depreciation. To the extent we attribute an excess cost amount to goodwill, we do not amortize this amount but it is subject to evaluation for impairment. Amortization of such excess cost amounts was $2.6 million, $2.1 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

          The following table presents our equity in income (loss) of unconsolidated affiliates for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005

NGL Pipelines & Services:
Dixie	$—	$—	$1,103
VESCO	3,507	1,719	1,412
Belle Rose	—	—	(151)
Promix	514	1,353	1,876
BRF	2,010	2,643	1,313
Onshore Natural Gas Pipelines & Services:
Evangeline	183	958	331
Coyote	—	1,676	2,053
Jonah	9,357	238	—
Offshore Pipelines & Services:
Poseidon	10,020	11,310	7,279
Cameron Highway (1)	(11,200)	(11,000)	(15,872)
Deepwater Gateway	20,606	18,392	10,612
Neptune (2)	(821)	(8,294)	2,019
Nemo (3)	(5,977)	1,501	1,774
Starfish Pipeline Company, LLC (“Starfish”) (4)	—	—	313
Petrochemical Services:
BRPC	2,266	1,864	1,224
La Porte	(807)	(795)	(738)

Total	$29,658	$21,565	$14,548

(1)	Equity earnings from Cameron Highway for the year ended December 31, 2005 were reduced by a charge of $11.5 million for costs associated with the refinancing of Cameron Highway’s project debt.

(2)	Equity earnings from Neptune for 2006 include a $7.4 million non-cash impairment charge.

(3)	Equity earnings from Nemo for 2007 include a $7.0 million non-cash impairment charge.

(4)	We were required under a consent decree published for comment by the U.S. Federal Trade Commission on September 30, 2004 to sell our 50% interest in Starfish. On March 31, 2005, we sold this asset to a third-party.
     NGL Pipelines & Services
          At December 31, 2007, our NGL Pipelines & Services segment included the following unconsolidated affiliates accounted for using the equity method:
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

	At December 31,
	2007	2006

BALANCE SHEET DATA:
Current assets	$112,352	$62,138
Property, plant and equipment, net	270,586	242,083
Other assets	11,686	12,189

Total assets	$394,624	$316,410

Current liabilities	$75,314	$30,686
Other liabilities	9,095	8,117
Combined equity	310,215	277,607

Total liabilities and combined equity	$394,624	$316,410

	For the Year Ended December 31,
	2007	2006	2005

INCOME STATEMENT DATA:
Revenues	$220,381	$190,320	$207,775
Operating income (loss)	41,147	(26,885)	6,696
Net income (loss)	26,506	(25,543)	6,509
     Onshore Natural Gas Pipelines & Services
          At December 31, 2007, our Onshore Natural Gas Pipelines & Services segment included the following unconsolidated affiliates accounted for using the equity method:
          Evangeline. We own an approximate 49.5% aggregate interest in Evangeline, which owns a natural gas pipeline located in south Louisiana. A subsidiary of Acadian Gas, LLC owns the Evangeline interests, which were contributed to Duncan Energy Partners in February 2007 in connection with its initial public offering (see Note 17).
          Coyote. We owned a 50.0% interest in Coyote during 2005, which owns a natural gas treating facility located in the San Juan Basin of southwestern Colorado. During 2006, we sold our interest in Coyote and recorded a gain on the sale of $3.3 million.
          Jonah. Our equity interest in Jonah at December 31, 2007 is based on capital contributions we made to Jonah in connection with its Phase V expansion project through this date. We completed Phase I of this expansion in July 2007 entitling us to approximately 19.4% in earnings and ownership with the remaining 80.6% entitlement to TEPPCO. See Note 17 for additional information regarding our Jonah affiliate. Jonah owns the Jonah Gas Gathering System located in the Greater Green River Basin of southwestern Wyoming.

          The combined balance sheet information for the last two years and results of operations data for the last three years of this segment’s current unconsolidated affiliates are summarized below.

	At December 31,
	2007	2006

BALANCE SHEET DATA:
Current assets	$83,962	$65,048
Property, plant and equipment, net	915,572	639,641
Other assets	176,091	192,027

Total assets	$1,175,625	$896,716

Current liabilities	$43,951	$49,708
Other liabilities	25,002	28,802
Combined equity	1,106,672	818,206

Total liabilities and combined equity	$1,175,625	$896,716

	For the Year Ended December 31,
	2007	2006	2005

INCOME STATEMENT DATA:
Revenues	$477,077	$372,240	$347,561
Operating income	98,549	48,387	9,142
Net income	93,491	40,608	4,668
     Offshore Pipelines & Services
          At December 31, 2007, our Offshore Pipelines & Services segment included the following unconsolidated affiliates accounted for using the equity method:
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
          Cameron Highway repaid its $365.0 million Series A notes and $50.0 million Series B notes in 2007 using cash contributions from its partners. We funded our 50% share of the capital contributions using borrowings under EPO’s Multi-Year Revolving Credit Facility. Cameron Highway incurred a $14.1 million make-whole premium in connection with the repayment of its Series A notes.
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

	At December 31,
	2007	2006

BALANCE SHEET DATA:
Current assets	$46,795	$56,689
Property, plant and equipment, net	1,122,108	1,178,811
Other assets	4,338	10,108

Total assets	$1,173,241	$1,245,608

Current liabilities	$19,720	$22,043
Other liabilities	96,791	510,773
Combined equity	1,056,730	712,792

Total liabilities and combined equity	$1,173,241	$1,245,608

	For the Year Ended December 31,
	2007	2006	2005
|	| |
INCOME STATEMENT DATA:
Revenues	$156,780	$153,996	$154,297
Operating income	85,550	71,977	78,027
Net income	53,590	42,732	29,086
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
          At December 31, 2006, the carrying value of our investment in Nemo was $11.2 million, which included $0.6 million of excess cost related to its original acquisition in 2001. Our review of Nemo’s estimated future cash flows during the second quarter of 2007 indicated that the carrying value of our investment exceeded its fair value, which resulted in a non-cash impairment charge of $7.0 million. This loss is recorded as a component of “Equity in income of unconsolidated affiliates” in our Statement of Consolidated Operations for the year ended December 31, 2007. After recording this impairment charge, the carrying value of our investment in Nemo at December 31, 2007 was $2.9 million.

          Our investments in Neptune and Nemo were written down to fair value, which management estimated using recognized business valuation techniques. The fair value analysis is based upon management’s expectation of future cash flows, which incorporates certain industry information and assumptions made by management. For example, the individual reviews of Neptune and Nemo included management estimates regarding natural gas reserves of producers served by both Neptune and Nemo, respectively. If the assumptions underlying our fair value analysis change and expected cash flows are reduced, additional impairment charges may result.
     Petrochemical Services
          At December 31, 2007, our Petrochemical Services segment included the following unconsolidated affiliates accounted for using the equity method:
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

	At December 31,
	2007	2006

BALANCE SHEET DATA:
Current assets	$3,187	$3,324
Property, plant and equipment, net	47,322	51,159

Total assets	$50,509	$54,483

Current liabilities	$970	$832
Other liabilities	2	2
Combined equity	49,537	53,649

Total liabilities and combined equity	$50,509	$54,483

	For the Year Ended December 31,
	2007	2006	2005
|	| |
INCOME STATEMENT DATA:
Revenues	$19,844	$19,014	$16,849
Operating income	5,961	4,626	2,606
Net income	6,029	4,729	2,650
Note 12. Business Combinations
     2007 Transactions
          Our expenditures for business combination during the year ended December 31, 2007 were $35.8 million, which primarily reflect the $35.0 million we spent to acquire the South Monco natural gas pipeline business (“South Monco”) in December 2007. This business includes approximately 128 miles of natural gas pipelines located in southeast Texas. The remaining business combination-related amounts for 2007 consist of purchase price adjustments to prior period transactions.
          On a pro forma consolidated basis, our revenues, costs and expenses, operating income, net income and earnings per unit amounts would not have differed materially from those we actually reported for 2007 and 2006 due to immaterial nature of our 2007 business combination transactions.

          We accounted for our 2007 business combinations using the purchase method of accounting and, accordingly, such costs have been allocated to assets acquired and liabilities assumed based on estimated preliminary fair values. Such preliminary values have been developed using recognized business valuation techniques and are subject to change pending a final valuation analysis. We expect to finalize the purchase price allocations for these transactions during 2008.

	South Monco
	Acquisition	Other	Total

Assets acquired in business combination:
Property, plant and equipment, net	$36,000	$8,386	$44,386
Intangible assets	—	(8,460)	(8,460)

Total assets acquired	36,000	(74)	35,926

Liabilities assumed in business combination:
Other long-term liabilities	(1,000)	(244)	(1,244)

Total liabilities assumed	(1,000)	(244)	(1,244)

Total assets acquired less liabilities assumed	35,000	(318)	34,682
Total cash used for business combinations	35,000	793	35,793

Goodwill	$—	$1,111	$1,111

     2006 Transactions
          Our expenditures for business combinations during the year ended December 31, 2006 were $276.5 million and primarily reflect the Encinal and Piceance Creek acquisitions described below.
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
          The Encinal and Canales gathering systems are located in South Texas and are connected to over 1,450 natural gas wells producing from the Olmos and Wilcox formations. The Encinal system consists of 449 miles of pipeline, which is comprised of 277 miles of pipeline we acquired from Lewis in this transaction and 172 miles of pipeline that we own and had previously leased to Lewis. The Canales gathering system is comprised of 32 miles of pipeline. Currently, natural gas volumes gathered by the Encinal and Canales systems are transported by our existing Texas Intrastate System and are processed by our South Texas natural gas processing plants.
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

	For the Year Ended December 31,
	2006	2005

Pro forma earnings data:
Revenues	$14,066	$12,408

Costs and expenses	$13,228	$11,758

Operating income	$859	$664

Net income	$598	$418

Basic earnings per unit (“EPU”):
Units outstanding, as reported	414	382

Units outstanding, pro forma	422	389

Basic EPU, as reported	$1.22	$0.91

Basic EPU, pro forma	$1.19	$0.89

Diluted EPU:
Units outstanding, as reported	415	383

Units outstanding, pro forma	422	390

Diluted EPU, as reported	$1.22	$0.91

Diluted EPU, pro forma	$1.19	$0.89

          Piceance Creek Acquisition. In December  2006, one of our affiliates, Enterprise Gas Processing, LLC, purchased a 100% interest in Piceance Creek Pipeline, LLC (“Piceance Creek”), for cash consideration of $100.0 million. Piceance Creek was wholly owned by EnCana Oil & Gas (“EnCana”).
          The assets of Piceance Creek consist of a recently constructed 48-mile natural gas gathering pipeline, the Piceance Creek Gathering System, located in the Piceance Basin of northwestern Colorado. The Piceance Creek Gathering System has a transportation capacity of 1.6 billion cubic feet per day (“Bcf/d”) of natural gas and extends from a connection with EnCana’s Great Divide Gathering System located near Parachute, Colorado, northward through the heart of the Piceance Basin to our 1.5 Bcf/d Meeker natural gas treating and processing complex. Connectivity to EnCana’s Great Divide Gathering System will provide the Piceance Creek Gathering System with access to production from the southern portion of the Piceance basin, including production from EnCana’s Mamm Creek field. The Piceance Creek Gathering System was placed in service in January 2007 and began transporting initial volumes of approximately 300 million cubic feet per day (“MMcf/d”) of natural gas. Currently, we transport approximately 520 MMcf/d of natural gas volumes, with a significant portion of these volumes being produced by EnCana, one of the largest natural gas producers in the region. In conjunction with our acquisition of Piceance Creek, EnCana signed a long-term, fixed fee gathering agreement with us and dedicated significant production to the Piceance Creek Gathering System for the life of the associated lease holdings.
          Other Transactions. In addition to the Encinal and Piceance Creek acquisitions, our business combinations during 2006 included the purchase of (i) an additional 8.2% ownership interest in Dixie for $12.9 million, (ii) all of the capital stock of an affiliated NGL marketing company located in Canada from related parties for $17.7 million (see Note 17) and (iii) a storage business in Flagstaff, Arizona for $0.7 million.

     2005 Transactions
          Our expenditures for business combinations during the year ended December 31, 2005 were $326.6 million. In January 2005, we acquired indirect ownership interests in the Indian Springs Gathering System and Indian Springs natural gas processing plant for $74.9 million. In January and February 2005, we acquired an additional 46% of the ownership interests in Dixie for $68.6 million. In June 2005, we acquired additional indirect ownership interests in our Mid-America Pipeline System and Seminole Pipeline for $25.0 million. Also in June 2005, we acquired an additional 41.7% ownership interest in Belle Rose, which owns a NGL pipeline located in Louisiana, for $4.4 million. In July 2005, we purchased three underground NGL storage facilities and four propane terminals from Ferrellgas L.P. (“Ferrellgas”) for $145.5 million in cash. Dixie and Belle Rose became consolidated subsidiaries of ours in 2005 as a result of our acquisition of additional ownership interests in these two entities.
Note 13. Intangible Assets and Goodwill
     Identifiable Intangible Assets
          The following table summarizes our intangible assets at the dates indicated:

	At December 31, 2007			At December 31, 2006
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value

NGL Pipelines & Services:
Shell Processing Agreement	$206,216	$(78,252)	$127,964	$206,216	$(67,204)	$139,012
Encinal gas processing customer relationship	127,119	(17,470)	109,649	127,119	(6,049)	121,070
STMA and GulfTerra NGL Business customer relationships	49,784	(17,537)	32,247	49,784	(12,980)	36,804
Pioneer gas processing contracts	37,752	(736)	37,016	37,752	—	37,752
Markham NGL storage contracts	32,664	(14,154)	18,510	32,664	(9,800)	22,864
Toca-Western contracts	31,229	(8,718)	22,511	31,229	(7,156)	24,073
Piceance Creek customer relationship	—	—	—	8,460	—	8,460
Other	35,261	(10,087)	25,174	35,370	(7,455)	27,915

Segment total	520,025	(146,954)	373,071	528,594	(110,644)	417,950

Onshore Natural Gas Pipelines & Services:
San Juan Gathering System customer relationships	331,311	(73,087)	258,224	331,311	(52,318)	278,993
Petal & Hattiesburg natural gas storage contracts	100,499	(27,931)	72,568	100,499	(19,337)	81,162
Other	31,741	(8,381)	23,360	31,741	(5,747)	25,994

Segment total	463,551	(109,399)	354,152	463,551	(77,402)	386,149

Offshore Pipelines & Services:
Offshore pipeline & platform customer relationships	205,845	(73,905)	131,940	205,845	(54,636)	151,209
Other	1,167	(49)	1,118	1,167	—	1,167

Segment total	207,012	(73,954)	133,058	207,012	(54,636)	152,376

Petrochemical Services:
Mont Belvieu propylene fractionation contracts	53,000	(8,960)	44,040	53,000	(7,445)	45,555
Other	14,906	(2,227)	12,679	3,674	(1,749)	1,925

Segment total	67,906	(11,187)	56,719	56,674	(9,194)	47,480

Total all segments	$1,258,494	$(341,494)	$917,000	$1,255,831	$(251,876)	$1,003,955

          We paid $11.2 million for certain air emission credits related to our Mont Belvieu complex in 2007. These items were recorded as intangible assets within our Petrochemical Services business segment.

          The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005

NGL Pipelines & Services	$36,419	$31,159	$26,350
Onshore Natural Gas Pipelines & Services	31,997	33,447	35,080
Offshore Pipelines & Services	19,318	22,156	25,515
Petrochemical Services	1,993	1,993	1,993

Total all segments	$89,727	$88,755	$88,938

          Based on information currently available, we estimate that amortization expense associated with existing intangible assets will approximate $86.3 million in 2008, $80.4 million in 2009, $75.8 million in 2010, $70.1 million in 2011 and $60.7 million in 2012.
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
          The value we assigned to these customer relationships is being amortized to earnings using methods that closely resemble the pattern in which the economic benefits of the underlying oil and natural gas resource bases from which the customers produce are estimated to be consumed or otherwise used. Our estimate of the useful life of each resource base is based on a number of factors, including reserve estimates, the economic viability of production and exploration activities and other industry factors. This group of intangible assets primarily consists of the (i) Offshore Pipelines & Platforms customer relationships; (ii) San Juan Gathering System customer relationships; (iii) Texas Intrastate pipeline customer relationships; and (iv) STMA and GulfTerra NGL Business customer relationships.
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
     Goodwill
          Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction. Goodwill is not amortized; however, it is subject to annual impairment testing. The following table summarizes our goodwill amounts by segment at the dates indicated:

	At December 31,
	2007	2006

NGL Pipelines & Services
GulfTerra Merger	$23,854	$23,854
Acquisition of Indian Springs natural gas processing business	13,162	13,162
Encinal acquisition	95,280	95,166
Other	21,410	20,413
Onshore Natural Gas Pipelines & Services
GulfTerra Merger	279,956	279,956
Acquisition of Indian Springs natural gas gathering business	2,165	2,165
Offshore Pipelines & Services
GulfTerra Merger	82,135	82,135
Petrochemical Services
Acquisition of Mont Belvieu propylene fractionation business	73,690	73,690

Total	$591,652	$590,541

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
          The remainder of our goodwill amounts is associated with prior acquisitions, principally that of our purchase of a propylene fractionation business in February 2002 and our acquisition of indirect ownership interests in the Indian Springs natural gas gathering and processing business in January 2005.

Note 14. Debt Obligations
          Our consolidated debt obligations consisted of the following at the dates indicated:

	At December 31,
	2007	2006

EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable rate, due November 2012 (1)	$725,000	$410,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes E, 4.00% fixed-rate, due October 2007 (2)	—	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
Senior Notes L, 6.30% fixed-rate, due September 2017	800,000	—
Petal GO Zone Bonds, variable rate, due August 2034	57,500	—
Duncan Energy Partners’ debt obligation:
$300 Million Revolving Credit Facility, variable rate, due February 2011	200,000	—
Dixie Revolving Credit Facility, variable rate, due June 2010	10,000	10,000
Other, 8.75% fixed-rate, due June 2010 (3)	—	5,068

Total principal amount of senior debt obligations	5,646,500	4,779,068
EPO Junior Subordinated Notes A, due August 2066	550,000	550,000
EPO Junior Subordinated Notes B, due January 2068	700,000	—

Total principal amount of senior and junior debt obligations	6,896,500	5,329,068
Other, including unamortized discounts and premiums and changes in fair value (4)	9,645	(33,478)

Long-term debt	$6,906,145	$5,295,590

Standby letters of credit outstanding	$1,100	$49,858

(1)	In November 2007, EPO executed an amended and restated revolving credit agreement governing its Multi-Year Revolving Credit Facility. This new credit agreement increases the capacity from $1.25 billion to $1.75 billion and extends the maturity date of amounts borrowed under EPO’s Multi-Year Revolving Credit Facility from October 2011 to November 2012.

(2)	In accordance with SFAS 6, “Classification of Short-Term Obligations Expected to be Refinanced,” long-term and current maturities of debt reflects the classification of such obligations at December 31, 2006. With respect to Senior Notes E, EPO repaid this note in October 2007, using cash and available credit capacity under its then $1.25 billion Multi-Year Revolving Credit Facility.

(3)	Represents remaining debt obligations assumed in connection with the GulfTerra Merger, which were redeemed in the fourth quarter of 2007.

(4)	The December 31, 2007 amount includes an asset of $14.8 million related to fair value hedges offset by a net $5.2 million in unamortized discounts. The December 31, 2006 amount includes a liability of $29.1 million related to fair value hedges and a net $4.4 million in unamortized discounts.
     Letters of credit
          At December 31, 2007, we had $1.1 million of standby letters outstanding under Duncan Energy Partners’ Revolving Credit Facility. At December 31, 2006, we had $49.9 million in standby letters of credit outstanding, all of which were issued under EPO’s Multi-Year Revolving Credit Facility. As of February 1, 2008, our standby letters of credit outstanding were $1.1 million under Duncan Energy Partners’ Revolving Credit Facility.
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

          EPO’s senior indebtedness is structurally subordinated to and ranks junior in right of payment to the indebtedness of GulfTerra and Dixie. This subordination feature exists only to the extent that the repayment of debt incurred by GulfTerra and Dixie is dependent upon the assets and operations of these two entities. The Dixie revolving credit facility is an unsecured obligation of Dixie (of which we own 74.2% of its capital stock). The senior subordinated notes of GulfTerra are unsecured obligations of GulfTerra (of which we own 100% of its limited and general partnership interests).
     EPO’s debt obligations
          Multi-Year Revolving Credit Facility. In November 2007, EPO executed an amended and restated Multi-Year Revolving Credit Facility totaling $1.75 billion, which replaced an existing $1.25 billion multi-year revolving credit agreement. Amounts borrowed under the amended and restated credit agreement mature in November 2012, although EPO is permitted, 30 to 60 days before the maturity date in effect, to convert the principal balance of the revolving loans then outstanding into a non-revolving, one-year term loan (the “term-out option”). There is no sublimit on the amount of standby letters of credit that can be outstanding under the amended facility. EPO’s borrowings under this agreement are unsecured general obligations that are non-recourse to EPGP. We have guaranteed repayment of amounts due under this revolving credit agreement through an unsecured guarantee.
          As defined by the credit agreement, variable interest rates charged under this facility bear interest at a Eurodollar rate plus an applicable margin. In addition, EPO is required to pay a quarterly facility fee on each lender’s commitment irrespective of commitment usage.
          The applicable margins will be increased by 0.100% per annum for each day that the total outstanding loans and letter of credit obligations under the facility exceeds fifty percent of the total lender commitments. Also, upon the conversion of the revolving loans to term loans pursuant to the term-out option described above, the applicable margin will increase by 0.125% per annum and, if immediately prior to such conversion, the total amount of outstanding loans and letter of credit obligations under the facility exceeds fifty percent of the total lender commitments, the applicable margin with respect to the term loans will increase by an additional 0.10% per annum.
          EPO may increase the amount that may be borrowed under the facility, without the consent of the lenders, by an amount not exceeding $500.0 million by adding to the facility one or more new lenders and/or requesting that the commitments of existing lenders be increased, although none of the existing lenders has agreed to or is obligated to increase its existing commitment. EPO may request unlimited one-year extensions of the maturity date by delivering a written request to the administrative agent, but any such extension shall be effective only if consented to by the required lenders in their sole discretion.
          The Multi-Year Revolving Credit Facility contains various covenants related to EPO’s ability to incur certain indebtedness; grant certain liens; enter into certain merger or consolidation transactions; and make certain investments. The loan agreement also requires EPO to satisfy certain financial covenants at the end of each fiscal quarter. The credit agreement also restricts EPO’s ability to pay cash distributions to us if a default or an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid.
          Pascagoula MBFC Loan. In connection with the construction of our Pascagoula, Mississippi natural gas processing plant in 2000, EPO entered into a ten-year fixed-rate loan with the Mississippi Business Finance Corporation (“MBFC”). This loan is subject to a make-whole redemption right and is guaranteed by us through an unsecured and unsubordinated guarantee. The Pascagoula MBFC Loan contains certain covenants including the maintenance of appropriate levels of insurance on the Pascagoula facility.
          The indenture agreement for this loan contains an acceleration clause whereby if EPO’s credit rating by Moody’s declines below Baa3 in combination with our credit rating at Standard & Poor’s declining below BBB-, the $54 million principal balance of this loan, together with all accrued and unpaid interest, would become immediately due and payable 120 days following such event. If such an event occurred, we would have to either redeem the Pascagoula MBFC Loan or provide an alternative credit agreement to support our obligation under this loan.
          Senior Notes B through L. These fixed-rate notes are unsecured obligations of EPO and rank equally with its existing and future unsecured and unsubordinated indebtedness. They are senior to any future subordinated indebtedness. EPO’s borrowings under these notes are non-recourse to EPGP. We have guaranteed repayment of amounts due under these notes through an unsecured and unsubordinated guarantee. Our guarantee of such notes is non-recourse to EPGP. The Senior Notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.
          EPO used net proceeds from its issuance of Senior Notes L to temporarily reduce indebtedness outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes. In October 2007, EPO used borrowing capacity under its Multi-Year Revolving Credit Facility to repay its $500.0 million Senior Notes E.
          Petal GO Zone Bonds. In August 2007, Petal borrowed $57.5 million from the MBFC pursuant to a loan agreement and promissory note between Petal and the MBFC to pay a portion of the costs of certain natural gas storage facilities located in Petal, Mississippi.  The promissory note between Petal and MBFC is guaranteed by EPO and supported by a letter of credit issued by Petal. On the same date, the MBFC issued $57.5 million in Gulf Opportunity Zone Tax-Exempt (“GO Zone”) bonds to various third parties. A portion of the GO Zone bond proceeds are being held by a third party trustee and reflected as a component of other assets on our balance sheet. The remaining proceeds held by the trustee will be released to us as we spend capital to complete the construction of the natural gas storage facilities. At December 31, 2007, $17.9 million of the GO Zone bond proceeds remained held by the third party trustee.  The promissory note and the GO Zone bonds have identical terms including floating interest rates and maturities of twenty-seven years.  The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act and the Gulf Opportunity Zone Act of 2005.
          Petal MBFC Loan. In August 2007, Petal Gas Storage L.L.C. (“Petal”), a wholly owned subsidiary of EPO, entered into a loan agreement and a promissory note with the MBFC under which Petal may borrow up to $29.5 million.  On the same date, the MBFC issued taxable bonds to EPO in the maximum amount of $29.5 million.  As of December 31, 2007, there was $8.9 million outstanding under the loan and the bonds.  EPO will make advances on the bonds to the MBFC and the MBFC will in turn make identical advances to Petal under the promissory note. The promissory note and the taxable bonds have identical terms including fixed interest rates of 5.90% and maturities of fifteen years.  The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act.  Petal may prepay on the promissory note without penalty, and thus cause the bonds to be redeemed, any time after one year from their date of issue.  The loan and bonds are netted in preparing our consolidated balance sheet, as well the related interest expense and income amounts are netted in preparing our consolidated income statement.
          Junior Notes A. In the third quarter of 2006, EPO sold $550.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due 2066 (“Junior Notes A”). EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes. EPO’s payment obligations under Junior Notes A are subordinated to all of its current and future senior indebtedness (as defined in the related indenture agreement). We guaranteed EPO’s repayment of amounts due under Junior Notes A through an unsecured and subordinated guarantee.
          The indenture agreement governing Junior Notes A allows EPO to defer interest payments on one or more occasions for up to ten consecutive years, subject to certain conditions. The indenture agreement also provides that, unless (i) all deferred interest on Junior Notes A has been paid in full as of the most recent interest payment date, (ii) no event of default under the indenture agreement has occurred and is continuing and (iii) we are not in default of our obligations under related guarantee agreements, neither we nor EPO cannot declare or make any distributions to any of our respective equity securities or make any payments on indebtedness or other obligations that rank pari passu with or are subordinated to the Junior Notes A.
          The Junior Notes A bear interest at a fixed annual rate of 8.375% from July 2006 to August 2016, payable semi-annually in arrears in February and August of each year, which commenced in February 2007. After August 2016, the Junior Notes A will bear variable rate interest at an annual rate equal to the 3-month LIBOR rate for the related interest period plus 3.708%, payable quarterly in arrears in February, May, August and November of each year commencing in November 2016. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to the certain provisions. The Junior Notes A mature in August 2066 and are not redeemable by EPO prior to August 2016 without payment of a make-whole premium.
          In connection with the issuance of Junior Notes A, EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as defined in the underlying documents) pursuant to which EPO agreed for the benefit of such debt holders that it would not redeem or repurchase such junior notes unless such redemption or repurchase is made using proceeds from the of issuance of certain securities.
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
          The indenture agreement governing Junior Notes B allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions. During any period in which interest payments are deferred and subject to certain exceptions, neither we nor EPO can declare or make any distributions to any of our respective equity securities or make any payments on indebtedness or other obligations that rank pari passu with or are subordinate to Junior Notes B. Junior Notes B rank pari passu with Junior Notes A.
          The Junior Notes B will bear interest at a fixed annual rate of 7.034% through January 15, 2018, payable semi-annually in arrears in January and July of each year, commencing in January 2008. After January 2018, the Junior Notes B will bear variable rate interest at the greater of (1) the sum of the 3-month LIBOR for the related interest period plus a spread of 268 basis points or (2) 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018. Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions. The Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.
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
          Duncan Energy Partners entered into a $300.0 million revolving credit facility, all of which may be used for letters of credit, with a $30.0 million sublimit for Swingline loans. Letters of credit outstanding under this facility reduce the amount available for borrowings. At the closing of its initial public offering,

Duncan Energy Partners made its initial borrowing of $200.0 million under the facility to fund a $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs. At December 31, 2007, the principal balance outstanding under this facility was $200.0 million.
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
          The Duncan Energy Partners’ credit facility contains certain financial and other customary covenants. Also, if an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity date of amounts borrowed under the credit agreement and exercise other rights and remedies.
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
          The credit facility contains customary covenants and events of default. The restrictive covenants limit Canadian Enterprise from materially changing the nature of its business or operations, dissolving, or completing mergers. A continuing event of default would accelerate the maturity of amounts borrowed under the credit facility. The obligations under the credit facility are guaranteed by EPO. As of December 31, 2007, there were no debt obligations outstanding under this credit facility.
     Covenants
          We are in compliance with the covenants of our consolidated debt agreements at December 31, 2007 and 2006.
     Information regarding variable interest rates paid
          The following table shows the range of interest rates paid and weighted-average interest rate paid on our consolidated variable-rate debt obligations during the year ended December 31, 2007.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid

EPO’s Multi-Year Revolving Credit Facility	5.10% to 8.25%	5.78%
Duncan Energy Partners’ Revolving Credit Facility	5.52% to 6.42%	6.23%
Dixie Revolving Credit Facility	5.50% to 5.67%	5.63%
Canadian Enterprise Revolving Credit Facility	5.01% to 5.82%	5.68%
Petal GO Zone Bonds	3.11% to 4.15%	3.56%
     Consolidated debt maturity table
          The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter.

2008	$—
2009	500,000
2010	591,840
2011	650,000
2012	697,160
Thereafter	4,457,500

Total scheduled principal payments	$6,896,500

          In accordance with SFAS 6, long-term and current maturities of debt reflect the classification of such obligations at December 31, 2006. With respect to the $500.0 million in principal that was due under Senior Notes E in October 2007, EPO repaid this note in October 2007 using cash and available credit capacity under its Multi-Year Revolving Credit Facility. The preceding table and our Consolidated Balance Sheet at December 31, 2006 reflect this ability to refinance.

     Debt Obligations of Unconsolidated Affiliates
          We have two unconsolidated affiliates with long-term debt obligations. The following table shows (i) our ownership interest in each entity at December 31, 2007, (ii) total debt of each unconsolidated affiliate at December 31, 2007 (on a 100% basis to the affiliate) and (iii) the corresponding scheduled maturities of such debt.

	Our		Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2008	2009	2010	2011	2012	2012

Poseidon	36%	$91,000	$—	$—	$—	$91,000	$—	$—
Evangeline	49.5%	20,650	5,000	5,000	10,650	—	—	—

Total		$111,650	$5,000	$5,000	$10,650	$91,000	$—	$—

          The credit agreements of our unconsolidated affiliates contain various affirmative and negative covenants, including financial covenants. These businesses were in compliance with such covenants at December 31, 2007. The credit agreements of our unconsolidated affiliates restrict their ability to pay cash dividends if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend is scheduled to be paid. Cameron Highway repaid its debt obligations during the second quarter of 2007 using pro rata capital contributions from EPO and its joint venture partner in Cameron Highway.
          The following information summarizes significant terms of the debt obligations of our unconsolidated affiliates at December 31, 2007:
          Poseidon. Poseidon has $91.0 million outstanding under its $150.0 million revolving credit facility that matures in May 2011. Interest rates charged under this revolving credit facility are variable and depend on the ratio of Poseidon’s total debt to its earnings before interest, taxes, depreciation and amortization. This credit agreement is secured by substantially all of Poseidon’s assets. The variable interest rates charged on this debt at December 31, 2007 and 2006 were 6.62% and 6.68%, respectively.
          Evangeline. At December 31, 2007, short and long-term debt for Evangeline consisted of (i) $13.2 million in principal amount of 9.90% fixed-rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable. The Series B senior secured notes are collateralized by Evangeline’s property, plant and equipment; proceeds from a gas sales contract; and by a debt service reserve requirement. Scheduled principal repayments on the Series B notes are $5.0 million annually through 2009 with a final repayment in 2010 of approximately $3.2 million. The trust indenture governing the Series B notes contains covenants such as requirements to maintain certain financial ratios.
          Evangeline incurred the subordinated note payable as a result of its acquisition of a contract-based intangible asset in the 1990s. This note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the note until such time as the Series B noteholders are either fully cash secured through debt service accounts or have been completely repaid. Variable rate interest accrues on the subordinated note at a Eurodollar rate plus 1/2%. The variable interest rates charged on this note at December 31, 2007 and 2006 were 5.88% and 6.08%, respectively. Accrued interest payable related to the subordinated note was $9.1 million and $7.9 million at December 31, 2007 and 2006, respectively.
Note 15. Partners’ Equity and Distributions
          Our common units represent limited partner interests, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges available to them under our Fifth Amended and Restated Agreement of Limited Partnership (together with all amendments thereto, the “Partnership Agreement”). We are managed by our general partner, EPGP.

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
          In August 2005, we revised our Partnership Agreement to allow EPGP, at its discretion, to elect not to make its proportionate capital contributions to us in connection with our issuance of limited partner interests, in which case its 2% general partner interest would be proportionately reduced. At the time of such offerings, EPGP has historically contributed cash to us to maintain its 2% general partner interest. EPGP made such cash contributions to us during the years ended December 31, 2007 and 2006. If EPGP exercises this option in the future, the amount of earnings we allocate to it and the cash distributions it receives from us will be reduced accordingly. If this occurs, EPGP can, under certain conditions, restore its full 2% general partner interest by making additional cash contributions to us.
     Equity offerings and registration statements
          In general, the Partnership Agreement authorizes us to issue an unlimited number of additional limited partner interests and other equity securities for such consideration and on such terms and conditions as may be established by EPGP in its sole discretion (subject, under certain circumstances, to the approval of our unitholders).
          In August 2007, we filed a universal shelf registration statement with the SEC that allows us to issue an unlimited amount of debt and equity securities.
          During 2003, we instituted a distribution reinvestment plan (“DRIP”). In April 2007, we filed a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with the DRIP. The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units. A total of 16,102,737 common units have been issued under this registration statement through December 31, 2007.
          We also have a registration statement on file related to our employee unit purchase plan, under which we can issue up to 1,200,000 common units. Under this plan, employees of EPCO can purchase our common units at a 10% discount through payroll deductions. A total of 495,661 common units have been issued to employees under this plan through December 31, 2007.
          The following table reflects the number of common units issued and the net proceeds received from underwritten and other common unit offerings completed during the years ended December 31, 2007, 2006 and 2005:

	Net Proceeds from Sale of Common Units
	Number of	Contributed	Contributed by	Total
	common units	by Limited	General	Net
	issued	Partners	Partner	Proceeds

Fiscal 2005:
Underwritten offerings	21,250,000	$544,347	$11,109	$555,456
Other offerings, primarily DRIP	2,729,740	68,269	1,393	69,662

Total 2005	23,979,740	$612,616	$12,502	$625,118

Fiscal 2006:
Underwritten offerings	31,050,000	$735,819	$15,003	$750,822
Other offerings, primarily DRIP	3,774,649	95,006	1,940	96,946

Total 2006	34,824,649	$830,825	$16,943	$847,768

Fiscal 2007:
Other offerings, primarily DRIP	2,056,615	$60,445	$1,232	$61,677

Total 2007	2,056,615	$60,445	$1,232	$61,677

          Other offerings primarily represent the issuance of common units under our distribution reinvestment plan. Net proceeds received from our underwritten offerings completed during 2005 were generally used to repay an interim credit facility related to the GulfTerra Merger and to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility. Net proceeds from our other offerings were used for general partnership purposes.
          Net proceeds received from our underwritten and other offerings completed during 2006 were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.
          Net proceeds received from our other offerings completed during 2007 were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.
     Summary of Changes in Outstanding Units
          The following table summarizes changes in our outstanding units since December 31, 2004:

		Restricted
	Common	Common	Treasury
	Units	Units	Units

Balance, December 31, 2004	364,297,340	488,525	427,200
Units issued in connection with underwritten offerings	21,250,000	—	—
Units issued in connection with other offerings	2,729,740	—	—
Units issued in connection with equity-based awards	826,000	362,011	—
Forfeiture of restricted units	—	(92,448)	—
Conversion of restricted units to common units	6,484	(6,484)	—
Cancellation of treasury units	—	—	(427,200)

Balance, December 31, 2005	389,109,564	751,604	—
Units issued in connection with underwritten offerings	31,050,000	—	—
Units issued in connection with other offerings	3,774,649	—	—
Units issued in connection with equity-based awards	211,000	466,400	—
Forfeiture of restricted units	—	(70,631)	—
Conversion of restricted units to common units	42,136	(42,136)	—
Units issued in connection with Encinal acquisition	7,115,844	—	—

Balance, December 31, 2006	431,303,193	1,105,237	—
Units issued in connection with other offerings	2,056,615	—	—
Units issued in connection with equity-based awards	244,071	738,040	—
Forfeiture or settlement of restricted units	—	(149,853)	—
Conversion of restricted units to common units	4,884	(4,884)	—

Balance, December 31, 2007	433,608,763	1,688,540	—

          Treasury Units. In 2000, we and a consolidated trust (the “1999 Trust”) were authorized by EPGP to repurchase up to 2,000,000 publicly-held common units under an announced buy-back program. The repurchases would be made during periods of temporary market weakness at price levels that would be accretive to our remaining unitholders. After deducting for repurchases under the program in prior periods, we and the 1999 Trust could repurchase up to 618,400 common units at December 31, 2005. We cancelled our 427,200 treasury units in 2005.
Summary of Changes in Limited Partners’ Equity
          The following table details the changes in limited partners’ equity since December 31, 2004:

		Restricted
	Common	Common
	units	units	Total

Balance, December 31, 2004	$5,204,940	$12,327	$5,217,267
Net income	347,948	564	348,512
Operating leases paid by EPCO	2,067	3	2,070
Cash distributions to partners	(629,629)	(931)	(630,560)
Unit option reimbursements to EPCO	(9,199)	—	(9,199)
Net proceeds from sales of common units	612,616	—	612,616
Proceeds from exercise of unit options	21,374	—	21,374
Issuance of restricted units	—	9,478	9,478
Vesting of restricted units	143	(143)	—
Forfeiture of restricted units	—	(2,663)	(2,663)
Amortization of equity-based awards	1,355	3	1,358
Cancellation of treasury units	(8,915)	—	(8,915)

Balance, December 31, 2005	5,542,700	18,638	5,561,338
Net income	502,969	1,187	504,156
Operating leases paid by EPCO	2,062	5	2,067
Cash distributions to partners	(738,004)	(1,628)	(739,632)
Unit option reimbursements to EPCO	(1,818)	—	(1,818)
Net proceeds from sales of common units	830,825	—	830,825
Common units issued in connection with Encinal acquisition	181,112	—	181,112
Proceeds from exercise of unit options	5,601		5,601
Amortization of equity-based awards	2,209	6,073	8,282
Change in accounting method for equity Awards (see Note 5)	(896)	(14,919)	(15,815)
Acquisition-related disbursement of cash	(6,183)	(16)	(6,199)

Balance, December 31, 2006	6,320,577	9,340	6,329,917
Net income	416,323	1,405	417,728
Operating leases paid by EPCO	2,056	7	2,063
Cash distributions to partners	(831,155)	(2,638)	(833,793)
Unit option reimbursements to EPCO	(2,999)	—	(2,999)
Net proceeds from sales of common units	60,445	—	60,445
Proceeds from exercise of unit options	7,549	—	7,549
Repurchase of restricted units and options	(512)	(1,056)	(1,568)
Amortization of equity-based awards	4,663	8,890	13,553

Balance, December 31, 2007	$5,976,947	$15,948	$5,992,895

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

Distributions to Partners
          The percentage interest of EPGP in our quarterly cash distributions is increased after certain specified target levels of quarterly distribution rates are met. At current distribution rates, we are in the highest tier of such incentive targets. EPGP’s quarterly incentive distribution thresholds are as follows:
▪	2% of quarterly cash distributions up to $0.253 per unit;

▪	15% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit; and

▪	25% of quarterly cash distributions that exceed $0.3085 per unit.
          We paid incentive distributions of $107.4 million, $86.7 million and $63.9 million to EPGP during the years ended December 31, 2007, 2006 and 2005, respectively.
          The following table presents our declared quarterly cash distribution rates per unit since the first quarter of 2006 and the related record and distribution payment dates. The quarterly cash distribution rates per unit correspond to the fiscal quarters indicated. Actual cash distributions are paid within 45 days after the end of such fiscal quarter.

	Distribution	Record	Payment
	per Unit	Date	Date

2006
1st Quarter	$0.4450	Apr. 28, 2006	May 10, 2006
2nd Quarter	$0.4525	Jul. 31, 2006	Aug. 10, 2006
3rd Quarter	$0.4600	Oct. 31, 2006	Nov. 8, 2006
4th Quarter	$0.4675	Jan. 31, 2007	Feb. 8, 2007
2007
1st Quarter	$0.4750	Apr. 30, 2007	May 10, 2007
2nd Quarter	$0.4825	Jul. 31, 2007	Aug. 9, 2007
3rd Quarter	$0.4900	Oct. 31, 2007	Nov. 8, 2007
4th Quarter	$0.5000	Jan. 31, 2008	Feb. 7, 2008
Accumulated Other Comprehensive Income
          The following table presents the components of accumulated other comprehensive income at the dates indicated:

	At December 31,
	2007	2006

Commodity financial instruments (1)	$(21,619)	$(3,622)
Interest rate financial instruments (1)	34,980	26,034
Foreign currency hedges (1)	1,308	—
Foreign currency translation adjustment (1)	1,200	(807)
Pension and postretirement benefit plans (2)	588	(464)

Total accumulated other comprehensive income	$16,457	$21,141

(1)	See Note 2 for additional information regarding these components of accumulated other comprehensive income.

(2)	See Note 6 for additional information regarding pension and postretirement benefit plans.
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
          The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Year Ended December 31,
		2007	2006	2005

Revenues (1)		$16,950,125	$13,990,969	$12,256,959
Less:	Operating costs and expenses (1)	(16,009,051)	(13,089,091)	(11,546,225)
Add:	Equity in income of unconsolidated affiliates (1)	29,658	21,565	14,548
	Depreciation, amortization and accretion in operating costs and expenses (2)	513,840	440,256	413,441
	Operating lease expenses paid by EPCO (2)	2,105	2,109	2,112
	Loss (gain) on sale of assets in operating costs and expenses (2)	5,391	(3,359)	(4,488)

Total segment gross operating margin		$1,492,068	$1,362,449	$1,136,347

(1)	These amounts are taken from our Statements of Consolidated Operations.

(2)	These non-cash expenses are taken from the operating activities section of our Statements of Consolidated Cash Flows.
          A reconciliation of our total segment gross operating margin to operating income and income before provision for income taxes, minority interest and the cumulative effect of changes in accounting principles follows:

	For the Year Ended December 31,
	2007	2006	2005
Total segment gross operating margin	$1,492,068	$1,362,449	$1,136,347
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(513,840)	(440,256)	(413,441)
Operating lease expense paid by EPCO	(2,105)	(2,109)	(2,112)
Gain (loss) on sale of assets in operating costs and expenses	(5,391)	3,359	4,488
General and administrative costs	(87,695)	(63,391)	(62,266)

Consolidated operating income	883,037	860,052	663,016
Other expense, net	(303,463)	(229,967)	(225,178)

Income before provision for income taxes, minority interest and cumulative effect of change in accounting principle	$579,574	$630,085	$437,838

          Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
		Onshore
	NGL	Natural Gas	Offshore		Adjustments
	Pipelines	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	& Services	Services	Eliminations	Totals

Revenues from third parties:
Year ended December 31, 2007	$12,101,715	$1,788,219	$222,642	$2,184,833	$—	$16,297,409
Year ended December 31, 2006	10,079,534	1,407,872	144,065	1,956,268	—	13,587,739
Year ended December 31, 2005	9,006,730	1,185,577	110,100	1,587,037	—	11,889,444
Revenues from related parties:
Year ended December 31, 2007	369,654	281,876	1,169	17	—	652,716
Year ended December 31, 2006	110,409	291,023	1,798	—	—	403,230
Year ended December 31, 2005	16,689	350,025	696	105	—	367,515
Intersegment and intrasegment revenues:
Year ended December 31, 2007	5,346,571	191,741	1,959	514,852	(6,055,123)	—
Year ended December 31, 2006	4,131,776	113,132	1,679	383,754	(4,630,341)	—
Year ended December 31, 2005	3,334,763	41,576	1,353	346,458	(3,724,150)	—
Total revenues:
Year ended December 31, 2007	17,817,940	2,261,836	225,770	2,699,702	(6,055,123)	16,950,125
Year ended December 31, 2006	14,321,719	1,812,027	147,542	2,340,022	(4,630,341)	13,990,969
Year ended December 31, 2005	12,358,182	1,577,178	112,149	1,933,600	(3,724,150)	12,256,959
Equity in income of unconsolidated affiliates:
Year ended December 31, 2007	6,031	9,540	12,628	1,459	—	29,658
Year ended December 31, 2006	5,715	2,872	11,909	1,069	—	21,565
Year ended December 31, 2005	5,553	2,384	6,125	486	—	14,548
Gross operating margin by individual business segment and in total:
Year ended December 31, 2007	812,521	335,683	171,551	172,313	—	1,492,068
Year ended December 31, 2006	752,548	333,399	103,407	173,095	—	1,362,449
Year ended December 31, 2005	579,706	353,076	77,505	126,060	—	1,136,347
Segment assets:
At December 31, 2007	4,570,555	3,702,297	1,452,568	687,856	1,173,988	11,587,264
At December 31, 2006	3,249,486	3,611,974	734,659	502,345	1,734,083	9,832,547
Investments in and advances to unconsolidated affiliates (see Note 11):
At December 31, 2007	117,089	239,327	484,588	17,335	—	858,339
At December 31, 2006	111,229	124,591	310,136	18,603	—	564,559
Intangible Assets (see Note 13):
At December 31, 2007	373,071	354,152	133,058	56,719	—	917,000
At December 31, 2006	417,950	386,149	152,376	47,480	—	1,003,955
Goodwill (see Note 13):
At December 31, 2007	153,706	282,121	82,135	73,690	—	591,652
At December 31, 2006	152,595	282,121	82,135	73,690	—	590,541
          In general, our historical operating results and/or financial position have been affected by business combinations and other acquisitions. The operating results of entities and assets we acquire are included in our financial results prospectively from their purchase dates.

Note 17. Related Party Transactions
          The following table summarizes our related party transactions for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005

Revenues from consolidated operations
EPCO and affiliates	$362,076	$98,671	$311
Unconsolidated affiliates	290,640	304,559	367,204

Total	$652,716	$403,230	$367,515

Operating costs and expenses
EPCO and affiliates	$329,699	$311,537	$293,134
Unconsolidated affiliates	32,765	31,606	23,563

Total	$362,464	$343,143	$316,697

General and administrative expenses
EPCO and affiliates	$56,518	$41,265	$40,954

          We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.
Relationship with EPCO and affiliates
          We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not a part of our consolidated group of companies:
▪	EPCO and its private company subsidiaries;

▪	EPGP, our sole general partner;

▪	Enterprise GP Holdings, which owns and controls our general partner;

▪	TEPPCO, which is owned and controlled by Enterprise GP Holdings;

▪	the Employee Partnerships (see Note 5); and

▪	Energy Transfer Equity, an equity method investment of Enterprise GP Holdings.
          We also have an ongoing relationship with Duncan Energy Partners, the financial statements of which are consolidated with those of our own. Our transactions with Duncan Energy Partners are eliminated in consolidation. A description of our relationship with Duncan Energy Partners is presented within this Note 17.
          EPCO is a private company controlled by Dan L. Duncan, who is also a Director and Chairman of EPGP, our general partner. At December 31, 2007, EPCO and its affiliates beneficially owned 147,986,045 (or 34.0%) of our outstanding common units, which includes 13,454,498 of our common units owned by Enterprise GP Holdings. In addition, at December 31, 2007, EPCO and its affiliates beneficially owned 77.1% of the limited partner interests of Enterprise GP Holdings and 100% of its general partner, EPE Holdings. Enterprise GP Holdings owns all of the membership interests of EPGP. The principal business activity of EPGP is to act as our managing partner. The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.
          As our general partner, EPGP received cash distributions of $124.4 million, $101.8 million and $76.8 million from us during the years ended December 31, 2007, 2006 and 2005, respectively. These amounts include incentive distributions of $107.4 million, $86.7 million and $63.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

          We and EPGP are both separate legal entities apart from each other and apart from EPCO, Enterprise GP Holdings and their respective other affiliates, with assets and liabilities that are separate from those of EPCO, Enterprise GP Holdings and their respective other affiliates. EPCO and its private company subsidiaries and affiliates depend on the cash distributions they receive from us, Enterprise GP Holdings and other investments to fund their other operations and to meet their debt obligations. EPCO and its private company affiliates received $355.5 million, $306.5 million and $243.9 million in cash distributions from us and Enterprise GP Holdings during the years ended December 31, 2007, 2006 and 2005, respectively.
          The ownership interests in us that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility. In addition, substantially all of the ownership interests in us that are owned or controlled by EPCO and its affiliates, other than those interests owned by Enterprise GP Holdings, Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a private company affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including Enterprise GP Holdings, TEPPCO and us.
          We have entered into an agreement with EPCO to provide trucking services to us for the transportation of NGLs and other products. For the years ended December 31, 2007, 2006 and 2005, we paid this trucking affiliate $17.5 million, $20.7 million and $17.6 million, respectively, for such services.
          We lease office space in various buildings from affiliates of EPCO. The rental rates in these lease agreements approximate market rates. For the years ended December 31, 2007, 2006 and 2005, we paid EPCO $5.6 million, $3.0 million and $2.7 million, respectively, for office space leases.
          Historically, we entered into transactions with a Canadian affiliate of EPCO for the purchase and sale of NGL products in the normal course of business. These transactions were at market-related prices. We acquired this affiliate in October 2006 and began consolidating its financial statements with those of our own from the date of acquisition. For the year ended December 31, 2005 our revenues from this former affiliate were $0.3 million and our purchases were $61.0 million. For the nine months ended September 30, 2006, our revenues from this former affiliate were $55.8 million and our purchases were $43.4 million.
     EPCO Administrative Services Agreement
          We have no employees. All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”). We, Duncan Energy Partners, Enterprise GP Holdings, TEPPCO and our respective general partners are parties to the ASA. The significant terms of the ASA are as follows:
▪	EPCO will provide selling, general and administrative services, and management and operating services, as may be necessary to manage and operate our businesses, properties and assets (all in accordance with prudent industry practices). EPCO will employ or otherwise retain the services of such personnel as may be necessary to provide such services.

▪	We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including expenses reasonably allocated to us by EPCO). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time in respect of the services provided to us by EPCO.

▪	EPCO will allow us to participate as named insureds in its overall insurance program, with the associated premiums and other costs being allocated to us.
          Under the ASA, EPCO subleases to us (for $1 per year) certain equipment which it holds pursuant to operating leases and has assigned to us its purchase option under such leases (the “retained leases”).

EPCO remains liable for the actual cash lease payments associated with these agreements. We record the full value of these payments made by EPCO on our behalf as a non-cash related party operating lease expense, with the offset to partners’ equity accounted for as a general contribution to our partnership. At December 31, 2007, the retained leases were for a cogeneration unit and approximately 100 railcars. Should we decide to exercise the purchase options associated with the retained leases, $2.3 million would be payable in 2008 and $3.1 million in 2016.
          Our operating costs and expenses for the years ended December 31, 2007, 2006 and 2005 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. These reimbursements were $273.0 million, $285.4 million and $273.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.
          Likewise, our general and administrative costs for the years ended December 31, 2007, 2006 and 2005 include amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). These reimbursements were $56.5 million, $41.3 million and $41.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.
          The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group. The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners and their respective general partners. With respect to potential conflicts, the ASA provides, among other things, that:
▪	If a business opportunity to acquire “equity securities” (as defined below) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), then Enterprise GP Holdings will have the first right to pursue such opportunity. The term “equity securities” is defined to include:
▪	general partner interests (or securities which have characteristics similar to general partner interests) or interests in “persons” that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

▪	incentive distribution rights and limited partner interests (or securities which have characteristics similar to incentive distribution rights or limited partner interests) in publicly traded partnerships or interests in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.
Enterprise GP Holdings will be presumed to want to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that it has abandoned the pursuit of such business opportunity. In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100 million, the decision to decline the acquisition will be made by the Chief Executive Officer of EPE Holdings after consultation with and subject to the approval of the ACG Committee of EPE Holdings. If the purchase price is reasonably likely to be less than $100 million, the Chief Executive Officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.
In the event that Enterprise GP Holdings abandons the acquisition and so notifies the EPCO Group, EPGP and DEP GP, Enterprise Products Partners will have the second right to pursue such acquisition. Enterprise Products Partners will be presumed to want to acquire the equity securities until such time as EPGP advises the EPCO Group and DEP GP that Enterprise Products Partners has abandoned the pursuit of such acquisition. In determining whether or not to pursue the acquisition, Enterprise Products Partners will follow the same procedures applicable to Enterprise GP Holdings, as described above but utilizing EPGP’s Chief Executive Officer and ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event Enterprise Products Partners abandons the acquisition opportunity for the equity securities and so notifies the EPCO Group and DEP GP, the EPCO Group may pursue the acquisition or offer the opportunity to TEPPCO (including TEPPCO GP) and their controlled affiliates, in either case, without any further obligation to any other party or offer such opportunity to other affiliates.

▪	If any business opportunity not covered by the preceding bullet point (i.e. not involving “equity securities”) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), or Duncan Energy Partners (including DEP GP), Enterprise Products Partners will have the first right to pursue such opportunity either for itself or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. It will be presumed that Enterprise Products Partners will pursue the business opportunity until such time as its general partner advises the EPCO Group, EPE Holdings and DEP GP that it has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100 million, any decision to decline the business opportunity will be made by the Chief Executive Officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP. If the purchase price or cost is reasonably likely to be less than $100 million, the Chief Executive Officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event that Enterprise Products Partners abandons the business opportunity for itself and Duncan Energy Partners and so notifies the EPCO Group, EPE Holdings and DEP GP, Enterprise GP Holdings will have the second right to pursue such business opportunity. It will be presumed that Enterprise GP Holdings will pursue such acquisition until such time as its general partner declines such opportunity (in accordance with the procedures described above for Enterprise Products Partners) and advises the EPCO Group that it has abandoned the pursuit of such business opportunity. Should this occur, the EPCO Group may either pursue the business opportunity or offer the business opportunity to TEPPCO (including TEPPCO GP) and their controlled affiliates without any further obligation to any other party or offer such opportunity to other affiliates.
          None of Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group have any obligation to present business opportunities to TEPPCO (including TEPPCO GP) or their controlled affiliates. Likewise, TEPPCO (including TEPPCO GP) and their controlled affiliates have no obligation to present business opportunities to Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group.

     Relationship with TEPPCO
          TEPPCO became a related party to us in February 2005 in connection with the acquisition of TEPPCO GP by a private company subsidiary of EPCO. In May 2007, Enterprise GP Holdings purchased TEPPCO GP from this private company subsidiary of EPCO.
          We received $67.6 million, $42.9 million and a nominal amount from TEPPCO during the years ended December 31, 2007, 2006 and 2005, respectively, from the sale of hydrocarbon products. We paid TEPPCO $19.4 million, $24.0 million and $17.2 million for NGL pipeline transportation and storage services during the years ended December 31, 2007, 2006 and 2005, respectively.
          Purchase of Pioneer I plant from TEPPCO. In March 2006, we paid TEPPCO $38.2 million for its Pioneer I natural gas processing plant located in Opal, Wyoming and certain natural gas processing rights related to natural gas production from the Jonah and Pinedale fields located in the Greater Green River Basin in Wyoming. After an in-depth consideration of all relevant factors, this transaction was approved by the ACG Committee of our general partner and the Audit and Conflicts Committee of the general partner of TEPPCO. In addition, each party received a fairness opinion rendered by an independent advisor. TEPPCO will have no continued involvement in the contracts or in the operations of the Pioneer facility.
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
          Prior to entering into the Jonah joint venture, we managed the construction of the Phase V expansion and funded the initial construction costs under a letter of intent we entered into in February 2006. In connection with the joint venture arrangement, we and TEPPCO plan to continue the Phase V expansion, which is expected to increase the capacity of the Jonah Gathering System from 1.5 Bcf/d to 2.4 Bcf/d and to significantly reduce system operating pressures, which we anticipate will lead to increased production rates and ultimate reserve recoveries. The first portion of the expansion, which has increased the system gathering capacity to 2.0 Bcf/d, was completed in July 2007 and the final phase of this expansion is expected to be completed by April 2008. The total anticipated cost of the Phase V expansion is expected to be approximately $505.0 million. We continue to manage the Phase V construction project.
          Since August 1, 2006, we and TEPPCO have equally shared in the construction costs of the Phase V expansion. TEPPCO has reimbursed us $261.6 million, which represents 50% of total Phase V costs incurred through December 31, 2007. We had a receivable of $9.9 million from TEPPCO at December 31, 2007 for Phase V expansion costs.
          TEPPCO was entitled to all distributions from the joint venture until specified milestones were achieved, at which point, we became entitled to receive 50% of the incremental cash flow from portions of the system placed in service as part of the expansion. Since the first phase of this expansion was reached in July 2007, we and TEPPCO have shared earnings based on a formula that takes into account our respective capital contributions, including expenditures by TEPPCO prior to the expansion.
          At December 31, 2007, we owned an approximate 19.4% interest in Jonah and TEPPCO owns 80.6%. We operate the Jonah system. We account for our investment in the Jonah joint venture using the equity method.
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
          Purchase of Houston-area pipelines from TEPPCO. In October 2006, we purchased certain idle pipeline assets in the Houston, Texas area from TEPPCO for $11.7 million in cash. The acquired pipelines became part of our Texas Intrastate System. The purchase of this asset was in accordance with the Board-approved management authorization policy.
          Purchase and lease of pipelines for DEP South Texas NGL Pipeline System from TEPPCO. In January 2007, we purchased a 10-mile segment of pipeline from TEPPCO located in the Houston area for $8.0 million. This pipeline segment is part of the DEP South Texas NGL Pipeline System that commenced operations in January 2007. In addition, we entered into a lease with TEPPCO for an 11-mile interconnecting pipeline located in the Houston area that is part of the DEP South Texas NGL Pipeline System. Although the primary term of the lease expired in September 2007, it is being renewed on a month-to-month basis until construction of a parallel pipeline is completed in early 2008. These transactions were in accordance with the Board-approved management authorization policy.
Relationship with Energy Transfer Equity
          Enterprise GP Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007. As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.
          For the eight months ended December 31, 2007, we recorded $294.4 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities. We incurred $35.2 million in operating costs and expenses for the eight months ended December 31, 2007. We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from us. The contract continues until March 31, 2010 and contains renewal and extension options. We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to us.
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
          The following information summarizes significant related party transactions with our current unconsolidated affiliates:
▪	We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility. Revenues from Evangeline were $268.0 million, $277.7 million and $331.5 million for the years ended December 31, 2007, 2006 and 2005. In addition, we furnished $1.1 million in letters of credit on behalf of Evangeline at December 31, 2007.

▪	We pay Promix for the transportation, storage and fractionation of NGLs. In addition, we sell natural gas to Promix for its plant fuel requirements. Expenses with Promix were $30.4 million, $34.9 million and $26.0 million for the years ended December 31, 2007, 2006 and 2005. Revenues from Promix were $17.3 million, $21.8 million and $25.8 million for the years ended December 31, 2007, 2006 and 2005.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $9.3 million, $8.9 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005.
Relationship with Duncan Energy Partners
          In September 2006, we formed a consolidated subsidiary, Duncan Energy Partners, to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, this subsidiary completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to Enterprise Products Partners (along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners). Duncan Energy Partners used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to Enterprise Products Partners, resulting in the final amount of 5,351,571 common units beneficially owned by Enterprise Products Partners. We used the cash received from Duncan Energy Partners to temporarily reduce amounts outstanding under EPO’s Multi-Year Revolving Credit Facility.
          In addition to the 34% direct ownership interest we retained in certain subsidiaries of Duncan Energy Partners, we also own the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units. EPO directs the business operations of Duncan Energy Partners through its control of Duncan Holdings, LLC (“DEP GP”). Certain of our officers and directors are also beneficial owners of common units of Duncan Energy Partners (see Item 12).
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
          For additional information regarding Duncan Energy Partners, see “Other Items — Initial Public Offering of Duncan Energy Partners” under Item 7 of this annual report.

          Omnibus Agreement. On February 5, 2007, EPO and Duncan Energy Partners entered into an Omnibus Agreement that governs our relationship with Duncan Energy Partners on the following matters:
▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

▪	reimbursement of certain expenditures incurred by DEP South Texas NGL and Mont Belvieu Caverns;

▪	a right of first refusal to EPO in Duncan Energy Partners’ current and future subsidiaries and a right of first refusal on the material assets of these entities, other than sales of inventory and other assets in the ordinary course of business; and

▪	a preemptive right with respect to equity securities issued by certain of Duncan Energy Partners’ subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.
          EPO has indemnified Duncan Energy Partners against certain pre-February 2007 environmental and related liabilities associated with the assets EPO contributed to Duncan Energy Partners at the time of its initial public offering. These liabilities include both known and unknown environmental and related liabilities. This indemnification obligation will terminate on February 5, 2010. There is an aggregate cap of $15.0 million on the amount of indemnity coverage. In addition, Duncan Energy Partners is not entitled to indemnification until the aggregate amount of claims it incurs exceeds $250 thousand. Liabilities resulting from a change of law after February 5, 2007 are excluded from the EPO environmental indemnity. In addition, EPO has indemnified Duncan Energy Partners for liabilities related to:
▪	certain defects in the easement rights or fee ownership interests in and to the lands on which any assets contributed to Duncan Energy Partners in connection with its initial public offering are located and failure to obtain certain consents and permits necessary to conduct its business that arise through February 5, 2010; and

▪	certain income tax liabilities attributable to the operation of the assets contributed to Duncan Energy Partners in connection with its initial public offering prior to February 5, 2007.
          The Omnibus Agreement may not be amended without the prior approval of the ACG Committee if the proposed amendment will, in the reasonable discretion of DEP GP, adversely affect holders of the it’s common units.
          Neither we, nor EPO and any of its affiliates are restricted under the Omnibus Agreement from competing with Duncan Energy Partners. Except as otherwise expressly agreed in the EPCO administrative services agreement, EPO and any of its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer Duncan Energy Partners the opportunity to purchase or construct those assets. These agreements are in addition to other agreements relating to business opportunities and potential conflicts of interest set forth in the administrative services agreement with EPO, EPCO and other affiliates of EPCO.
           In certain cases, EPO is responsible for funding 100% of project costs rather than sharing such costs with Duncan Energy Partners in accordance with the existing sharing ratio of 66% funded by Duncan Energy Partners and 34% funded by EPO. Under the Omnibus Agreement, EPO agreed to make additional contributions to Duncan Energy Partners as reimbursement for Duncan Energy Partners’ 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional Mont Belvieu brine production capacity and above-ground storage reservoir projects. These projects were in progress at the time of Duncan Energy Partners’ initial public offering. In December 2007, EPO made cash contributions totaling $9.9 million to Duncan Energy Partners’ subsidiaries in connection with the Omnibus Agreement.
           In December 2007, EPO made an additional $38.1 million cash contribution to Mont Belvieu Caverns for capital expenditures in which Duncan Energy Partners is not a participant. This contribution was in accordance with provisions of the Mont Belvieu Caverns’ limited liability company agreement, which states that when Duncan Energy Partners elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects. To the extent such non-participated projects generate incremental earnings for Mont Belvieu Caverns in the future, the sharing ratio for Mont Belvieu Caverns will be adjusted to allocate such incremental cash flows to EPO. Under the terms of the agreement, Duncan Energy Partners may elect to reacquire for consideration a 66% share of these projects at a later date.

Note 18. Provision for Income Taxes
          Our provision for income taxes relates primarily to federal and state income taxes of Seminole and Dixie, our two largest corporations subject to such income taxes. In addition, with the amendment of the Texas Franchise Tax in 2006, we have become a taxable entity in the state of Texas. Our federal and state income tax provision is summarized below:

	For the Year Ended December 31,
	2007	2006	2005

Current:
Federal	$4,828	$7,694	$1,105
State	3,871	1,148	301

Total current	8,699	8,842	1,406

Deferred:
Federal	2,784	6,109	5,968
State	3,774	6,372	988

Total deferred	6,558	12,481	6,956

Total provision for income taxes	$15,257	$21,323	$8,362

          A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2007	2006	2005

Pre Tax Net Book Income (“NBI”)	$579,574	$630,085	$437,838

Revised Texas franchise tax	7,146	8,119	—
State income taxes (net of federal benefit)	325	(396)	838
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	5,318	13,347	7,656
Taxes charged to cumulative effect of changes in accounting principle	—	(3)	65
Valuation allowance	2,347	123	—
Other permanent differences	121	133	(197)

Provision for income taxes	15,257	$21,323	$8,362

Effective income tax rate	2.6%	3.4%	1.9%

          Significant components of deferred tax liabilities and deferred tax assets as of December 31, 2007 and 2006 are as follows:

	At December 31,
	2007	2006
Deferred Tax Assets:
Net operating loss carryovers	$23,270	$19,175
Credit carryover	26	26
Charitable contribution carryover	16	12
Employee benefit plans	3,214	1,990
Deferred revenue	642	328
Reserve for legal fees and damages	478	—
Equity investment in partnerships	409	223
Asset retirement obligation	80	43

Accruals	1,068	709

Total Deferred Tax Assets	29,203	22,506

Valuation allowance	(5,345)	(2,994)

Net Deferred Tax Assets	23,858	19,512

Deferred Tax Liabilities:
Property, plant and equipment	40,520	30,604
Other	99	78

Total Deferred Tax Liabilities	40,619	30,682

Total Net Deferred Tax Liabilities	$(16,761)	$(11,170)

Current portion of total net deferred tax assets	$1,081	$698

Long-term portion of total net deferred tax liabilities	$(17,842)	$(11,868)

          We had net operating loss carryovers of $23.3 million and $19.2 million at December 31, 2007 and 2006, respectively. These losses expire in various years between 2008 and 2028 and are subject to limitations on their utilization. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. The valuation allowance was $5.3 million and $3.0 million at December 31, 2007 and 2006, respectively, and serves to reduce the recognized tax benefit associated with carryovers of our corporate entities to an amount that will, more likely than not, be realized.  The $2.3 million increase in valuation allowance for 2007 is comprised primarily of $1.6 million for Canadian Enterprise Gas Products, Ltd.
          On May 18, 2006, the State of Texas enacted House Bill 3 which revised the pre-existing state franchise tax. In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits.
          Although the bill states that the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Due to the enactment of the Revised Texas Franchise Tax, we recorded a net deferred tax liability of $3.8 million and $6.6 million during the years ended December 31, 2007 and 2006, respectively. The offsetting net charge of $3.8 million and $6.6 million is shown on our Statement of Consolidated Operations for the years ended December 31, 2007 and 2006, respectively, as a component of provision for income taxes.

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
          In a period of net losses, restricted units, phantom units and incremental option units are excluded from the calculation of diluted earnings per unit due to their antidilutive effect. The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase common units at an average market value during the period. The amount of common units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.
          The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings. The following table presents the allocation of net income to EPGP for the periods indicated:

	For The Year Ended December 31,
	2007	2006	2005

Net income	$533,674	$601,155	$419,508
Less incentive earnings allocations to EPGP	(107,421)	(86,710)	(63,884)

Net income available after incentive earnings allocation	426,253	514,445	355,624
Multiplied by EPGP ownership interest	2.0%	2.0%	2.0%

Standard earnings allocation to EPGP	$8,525	$10,289	$7,112

Incentive earnings allocation to EPGP	$107,421	$86,710	$63,884
Standard earnings allocation to EPGP	8,525	10,289	7,112

EPGP interest in net income	$115,946	$96,999	$70,996

          The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For The Year Ended December 31,
	2007	2006	2005
Income before change in accounting principle and EPGP interest	$533,674	$599,683	$423,716
Cumulative effect of change in accounting principle	—	1,472	(4,208)

Net income	533,674	601,155	419,508
EPGP interest in net income	(115,946)	(96,999)	(70,996)

Net income available to limited partners	$417,728	$504,156	$348,512

BASIC EARNINGS PER UNIT
Numerator
Income before change in accounting principle and EPGP interest	$533,674	$599,683	$423,716
Cumulative effect of change in accounting principle	—	1,472	(4,208)
EPGP interest in net income	(115,946)	(96,999)	(70,996)

Limited partners’ interest in net income	$417,728	$504,156	$348,512

Denominator
Common units	432,513	413,472	413,472
Time-vested restricted units	1,446	970	970

Total	433,959	414,442	414,442

Basic earnings per unit
Income per unit before change in accounting principle and EPGP interest	$1.23	$1.45	$1.11
Cumulative effect of change in accounting principle	—	—	(0.01)
EPGP interest in net income	(0.27)	(0.23)	(0.19)

Limited partners’ interest in net income	$0.96	$1.22	$0.91

DILUTED EARNINGS PER UNIT
Numerator
Income before change in accounting principle and EPGP interest	$533,674	$599,683	$423,716
Cumulative effect of change in accounting principle	—	1,472	(4,208)
EPGP interest in net income	(115,946)	(96,999)	(70,996)

Limited partners’ interest in net income	$417,728	$504,156	$348,512

Denominator
Common units	432,513	413,472	381,857
Time-vested restricted units	1,446	970	606
Performance-based restricted units	9	20	45
Incremental option units	459	297	455

Total	434,427	414,759	382,963

Diluted earnings per unit
Income per unit before change in accounting principle and EPGP interest	$1.23	$1.45	$1.11
Cumulative effect of change in accounting principle	—	—	(0.01)
EPGP interest in net income	(0.27)	(0.23)	(0.19)

Limited partners’ interest in net income	$0.96	$1.22	$0.91

Note 20. Commitments and Contingencies
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
          On February 13, 2007, EPO received notice from the U.S. Department of Justice (“DOJ”) that it was the subject of a criminal investigation related to an ammonia release in Kingman County, Kansas on October 27, 2004 from a pressurized anhydrous ammonia pipeline owned by a third party, Magellan Ammonia Pipeline, L.P. (“Magellan”). EPO is the operator of this pipeline. On February 14, 2007, EPO received a letter from the Environment and Natural Resources Division (“ENRD”) of the DOJ regarding this incident and a previous release of ammonia on September 27, 2004 from the same pipeline.  The ENRD has indicated that it may pursue civil damages against EPO and Magellan as a result of these incidents.  Based on this correspondence from the ENRD, the statutory maximum amount of civil fines that could be assessed against EPO and Magellan is up to $17.4 million in the aggregate. EPO is cooperating with the DOJ and is hopeful that an expeditious resolution of this civil matter acceptable to all parties will be reached in the near future.  Magellan has agreed to indemnify EPO for the civil matter. On September 4, 2007, we and the DOJ entered into a plea agreement whereby a wholly-owned subsidiary of EPO, Mapletree, LLC, pleaded guilty to a misdemeanor charge of negligence in connection with the releases and paid a fine of $1.0 million. The plea agreement concludes the DOJ’s criminal investigation into the ammonia releases. At this time, we do not believe that a final resolution of the civil claims by the ENRD will have a material impact on our consolidated financial position, cash flows or results of operations.
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

     Contractual Obligations
          The following table summarizes our various contractual obligations at December 31, 2007. A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Scheduled maturities of long-term debt	$6,896,500	$—	$500,000	$591,840	$650,000	$697,160	$4,457,500
Operating lease obligations	$325,705	$27,785	$25,866	$23,306	$23,785	$23,137	$201,826
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$685,600	$137,345	$136,970	$136,970	$136,970	$137,345	$—
NGLs	$4,041,275	$697,277	$415,132	$415,132	$415,132	$415,132	$1,683,470
Petrochemicals	$4,065,675	$1,751,152	$746,916	$514,155	$233,745	$141,623	$678,084
Other	$60,385	$31,392	$14,962	$2,152	$2,051	$1,780	$8,048
Underlying major volume commitments:
Natural gas (in BBtus)	91,350	18,300	18,250	18,250	18,250	18,300	—
NGLs (in MBbls)	50,798	9,745	5,086	5,086	5,086	5,086	20,709
Petrochemicals (in MBbls)	45,207	20,115	8,100	5,604	2,541	1,556	7,291
Service payment commitments	$8,962	$6,745	$1,564	$93	$93	$93	$374
Capital expenditure commitments	$569,654	$569,654	$—	$—	$—	$—	$—
          Scheduled Maturities of Long-Term Debt. We have long-term and short-term payment obligations under debt agreements such as the indentures governing EPO’s senior notes and the credit agreement governing EPO’s Multi-Year Revolving Credit Facility. Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the periods indicated. See Note 14 for additional information regarding our consolidated debt obligations.
          Operating Lease Obligations. We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the preceding table represent minimum cash lease payment obligations under our operating leases with terms in excess of one year.
          Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, (ii) leased office space with an affiliate of EPCO, (iii) a railcar unloading terminal in Mont Belvieu, Texas and (iv) land held pursuant to right-of-way agreements. In general, our material lease agreements have original terms that range from 2 to 28 years and include renewal options that could extend the agreements for up to an additional 20 years.
          Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit. Contingent rental payments are expensed as incurred. We are generally required to perform routine maintenance on the underlying leased assets. In addition, certain leases give us the option to make leasehold improvements. Maintenance and repairs of leased assets resulting from our operations are charged to expense as incurred. We did not make any significant leasehold improvements during the years ended December 31, 2007, 2006 or 2005; however, we did incur $9.3 million of repair costs associated with our lease of an underground natural gas storage facility in 2006.
          The operating lease commitments shown in the preceding table exclude the non-cash, related party expense associated with equipment leases contributed to us by EPCO at our formation (the “retained leases”). EPCO remains liable for the actual cash lease payments associated with these agreements, which it accounts for as operating leases. At December 31, 2007, the retained leases were for a cogeneration unit and approximately 100 railcars. EPCO’s minimum future rental payments under these leases are $2.1 million for 2008, $0.7 million for each of the years 2009 through 2015 and $0.3 million for 2016. We record the full value of these payments made by EPCO on our behalf as a non-cash related party operating lease expense, with the offset to partners’ equity accounted for as a general contribution to our partnership.
          The retained lease agreements contain lessee purchase options, which are at prices that approximate fair value of the underlying leased assets. EPCO has assigned these purchase options to us.

Should we decide to exercise the remaining purchase options, up to an additional $2.3 million would be payable in 2008 and $3.1 million in 2016.
          Lease and rental expense included in operating costs and expenses was $38.5 million, $39.3 million and $34.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.
          Purchase Obligations. We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have classified our unconditional purchase obligations into the following categories:
▪	We have long and short-term product purchase obligations for NGLs, certain petrochemicals and natural gas with third-party suppliers. The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes. The preceding table shows our volume commitments and estimated payment obligations under these contracts for the periods indicated. Our estimated future payment obligations are based on the contractual price under each contract for purchases made at December 31, 2007 applied to all future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. At December 31, 2007, we do not have any product purchase commitments with fixed or minimum pricing provisions with remaining terms in excess of one year.

▪	We have long and short-term commitments to pay third-party providers for services such as equipment maintenance agreements. Our contractual payment obligations vary by contract. The preceding table shows our future payment obligations under these service contracts.

▪	We have short-term payment obligations relating to our capital projects and those of our unconsolidated affiliates. These commitments represent unconditional payment obligations to vendors for services rendered or products purchased. The preceding table presents our share of such commitments for the periods indicated.
     Commitments under equity compensation plans of EPCO
          In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense associated with certain employees who perform management, administrative and operating functions for us (see Note 17). This includes costs associated with unit option awards granted to these employees to purchase our common units. At December 31, 2007, there were 2,315,000 unit options outstanding for which we were responsible for reimbursing EPCO for the costs of such awards.
          The weighted-average strike price of unit option awards outstanding at December 31, 2007 was $26.18 per common unit. At December 31, 2007, 335,000 of these unit options were exercisable. An additional 285,000, 380,000, 510,000 and 805,000 of these unit options will be exercisable in 2008, 2009, 2010 and 2011, respectively. As these options are exercised, we will reimburse EPCO in the form of a special cash distribution for the difference between the strike price paid by the employee and the actual purchase price paid for the units awarded to the employee. See Note 5 for additional information regarding our accounting for equity awards.
     Performance Guaranty
          In December 2004, a subsidiary of ours entered into the Independence Hub Agreement (the “Agreement”) with six oil and natural gas producers. The Agreement, as amended, obligated our subsidiary to construct the Independence Hub offshore platform and to process 1 Bcf/d of natural gas and condensate for the producers. We guaranteed to the producers the construction-related performance of our subsidiary up to an amount of $340.8 million. The performance guaranty expired during the second quarter of 2007. However at December 31, 2006, as a component of other current liabilities on our Consolidated Balance Sheet, we recorded the fair value of the performance guaranty at an estimated $1.2 million using an expected present value approach. This was in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”
     Other Claims
          As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements. As of December 31, 2007, claims against us totaled approximately $37.9 million. These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated. However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote. Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.
     Other Commitments
           We transport and store natural gas, NGLs and petrochemicals for third parties under various processing, storage, transportation and similar agreements. These volumes are (i) accrued as product payables on our Consolidated Balance Sheets, (i) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers. We are insured against any physical loss of such volumes due to catastrophic events. Under the terms of our natural gas, NGL and petrochemical storage agreements, we are generally required to redeliver volumes to the owner on demand. At December 31, 2007, NGL and petrochemical products aggregating 25.2 million barrels were due to be redelivered to their owners along with 16,223 BBtus of natural gas. See Note 2 for more information regarding accrued product payables.
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
          Our revenues are derived from a wide customer base. During 2007, 2006 and 2005, our largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9%, 6.1% and 6.8%, respectively, of our consolidated revenues.
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
     Weather-Related Risks
          We participate as named insureds in EPCO’s current insurance program, which provides us with property damage, business interruption and other coverages, which are customary for the nature and scope of our operations. EPCO attempts to place all insurance coverage with carriers having ratings of “A” or higher. However, two carriers associated with the EPCO insurance program were downgraded by Standard & Poor’s during 2006. One of these carriers is currently at “A-” and the other, “BBB.” At present, there is no indication that these two carriers would be unable to fulfill any insuring obligation. Furthermore, we currently do not have any claims which might be affected by these carriers. EPCO continues to monitor these situations.
          We believe EPCO maintains adequate insurance coverage on our behalf; however, insurance will not cover every type of interruption that might occur. As a result of severe hurricanes such as Katrina and Rita that occurred in 2005, market conditions for obtaining property damage insurance coverage were difficult during 2006. Under EPCO’s renewed insurance programs, coverage was more restrictive, including increased physical damage and business interruption deductibles. For example, our deductible for onshore physical damage increased from $2.5 million to $5.0 million per event and our deductible period for onshore business interruption claims increased from 30 days to 60 days. Additional restrictions will be applied in connection with damage caused by named windstorms.
          In addition to changes in coverage, the cost of property damage insurance increased substantially between 2006 and prior periods. At present, our annualized cost of insurance premiums for all lines of coverage is approximately $52.4 million. During the year ended December 31, 2006, our annualized cost of insurance premiums for all lines of coverage was approximately $49.2 million, which represented a $28.1 million, or 133%, increase from our 2005 annualized insurance cost.
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
          Hurricane Ivan insurance claims. During the years ended December 31, 2007 and 2006, we received cash reimbursements from insurance carriers totaling $1.3 million and $24.1 million, respectively, related to property damage claims. If the final recovery of funds is different than the amount previously expended, we will recognize an income impact at that time.
          We have submitted business interruption insurance claims for our estimated losses caused by Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004. During the years ended December 31, 2007 and 2006, we received $0.4 million and $17.4 million of nonrefundable cash proceeds from such claims. We are continuing our efforts to collect residual balances and expect to complete the process during 2008. To the extent we receive nonrefundable cash proceeds from business interruption insurance claims, they are recorded as a gain in our Statements of Consolidated Operations in the period of receipt.
          Hurricanes Katrina and Rita insurance claims. Hurricanes Katrina and Rita, both significant storms, affected certain of our Gulf Coast assets in August and September of 2005, respectively. With respect to these storms, we have $37.6 million of estimated property damage claims outstanding at December 31, 2007, that we believe are probable of collection during the period 2008 through 2009. We continue to pursue collection of our property damage claims related to these named storms. As of December 31, 2007, we had received practically all proceeds from our business interruption claims related to these storm events.
          The following table summarizes proceeds we received during the periods indicated from business interruption and property damage insurance claims with respect to certain named storms:

	For the Year Ended December 31,
	2007	2006
Business interruption proceeds:
Hurricane Ivan	$377	$17,382
Hurricane Katrina	19,005	24,500
Hurricane Rita	14,955	22,000
Other	996	—

Total proceeds	35,333	63,882

Property damage proceeds:
Hurricane Ivan	1,273	24,104
Hurricane Katrina	79,651	7,500
Hurricane Rita	24,105	3,000
Other	184	—

Total proceeds	105,213	34,604

Total	$140,546	$98,486

          During 2007, we collected $0.8 million of business interruption proceeds that were not related to storm events. As well, during 2005, we received $4.8 million of nonrefundable cash proceeds from business interruption claims.

Note 22. Supplemental Cash Flow Information
          The following table provides information regarding (i) the net effect of changes in our operating assets and liabilities; (ii) cash payments for interest and (iii) cash payments for federal and state income taxes for the periods indicated.

	For the Year Ended December 31,
	2007	2006	2005

Decrease (increase) in:
Accounts and notes receivable	$(703,346)	$155,628	$(363,857)
Inventories	(14,051)	(66,288)	(148,846)
Prepaid and other current assets	41,266	14,261	(51,163)
Other assets	5,630	(22,581)	58,762
Increase (decrease) in:
Accounts payable	53,981	(12,278)	45,802
Accrued product payables	862,941	(8,344)	349,979
Accrued expenses	120,054	(62,963)	(161,989)
Accrued interest	40,107	19,671	858
Other current liabilities	37,248	74,206	2,274
Other liabilities	(2,524)	(7,894)	1,785

Net effect of changes in operating accounts	$441,306	$83,418	$(266,395)

Cash payments for interest, net of $75,476, $55,660 and $22,046 capitalized in 2007, 2006 and 2005, respectively	$325,339	$213,365	$239,088

Cash payments for federal and state income taxes	$5,760	$10,497	$5,160

          The following table provides supplemental cash flow information regarding business combinations we completed during the periods indicated. See Note 12, for additional information regarding our business combination transactions.

	For the Year Ended December 31,
	2007	2006	2005

Assets acquired	$37,037	$477,015	$353,176
Less liabilities assumed	(1,244)	(19,403)	(23,940)

Net assets acquired	35,793	457,612	329,236
Less equity issued	—	(181,112)	—
Less cash acquired	—	—	(2,634)

Cash used for business combinations, net of cash received	$35,793	$276,500	$326,602

          We incurred liabilities for construction in progress that had not been paid at December 31, 2007, 2006 and 2005 of $95.5 million, $195.1 million and $130.2 million, respectively. Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.
          Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. We received $57.5 million, $60.5 million and $47.0 million as contributions in aid of our construction costs during the years ended December 31, 2007, 2006 and 2005, respectively.
          In June 2005, we received $47.5 million in cash from Cameron Highway as a return of investment. These funds were distributed to us in connection with the refinancing of Cameron Highway’s project debt.

Note 23. Quarterly Financial Information (Unaudited)
          The following table presents selected quarterly financial data for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

For the Year Ended December 31, 2007:
Revenues	$3,322,854	$4,212,806	$4,111,996	$5,302,469
Operating income	187,924	214,562	210,830	269,721
Income before change in accounting principle	112,045	142,154	117,606	161,869
Net income	112,045	142,154	117,606	161,869

Income per unit before change in accounting principle:
Basic	$0.20	$0.26	$0.20	$0.30
Diluted	$0.20	$0.26	$0.20	$0.30
Net income per unit:
Basic	$0.20	$0.26	$0.20	$0.30
Diluted	$0.20	$0.26	$0.20	$0.30

For the Year Ended December 31, 2006:
Revenues	$3,250,074	$3,517,853	$3,872,525	$3,350,517
Operating income	193,500	186,045	274,184	206,323
Income before change in accounting principle	132,302	126,295	208,302	132,784
Net income	133,777	126,295	208,302	132,781

Income per unit before change in accounting principle:
Basic	$0.28	$0.26	$0.43	$0.25
Diluted	$0.28	$0.26	$0.43	$0.25
Net income per unit:
Basic	$0.28	$0.26	$0.43	$0.25
Diluted	$0.28	$0.26	$0.43	$0.25
Note 24. Condensed Financial Information of EPO
          EPO conducts substantially all of our business. Currently, we have no independent operations and no material assets outside those of EPO. EPO consolidates the financial statements of Duncan Energy Partners with those of its own.
          We guarantee the debt obligations of EPO, with the exception of the Dixie revolving credit facility, Duncan Energy Partners’ credit facility and the senior subordinated notes assumed in connection with the GulfTerra Merger. If EPO were to default on any debt we guarantee, we would be responsible for full repayment of that obligation. See Note 14 for additional information regarding our consolidated debt obligations.

          The reconciling items between our consolidated financial statements and those of EPO are insignificant. The following table presents condensed consolidated balance sheet data for EPO at the dates indicated:

	At December 31,
	2007	2006

ASSETS
Current assets	$2,544,973	$1,915,937
Property, plant and equipment, net	11,587,264	9,832,547
Investments in and advances to unconsolidated affiliates, net	858,339	564,559
Intangible assets, net	917,000	1,003,955
Goodwill	591,652	590,541
Deferred tax asset	3,113	1,632
Other assets	112,345	74,103

Total	$16,614,686	$13,983,274

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$3,044,002	$1,986,444
Long-term debt	6,906,145	5,295,590
Other long-term liabilities	95,112	99,845
Minority interest	439,854	136,249
Partners’ equity	6,129,573	6,465,146

Total	$16,614,686	$13,983,274

Total EPO debt obligations guaranteed by us	$6,686,500	$5,314,000

          The following table presents condensed consolidated statements of operations data for EPO for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005

Revenues	$16,950,125	$13,990,969	$12,256,959
Costs and expenses	16,094,248	13,148,530	11,605,923
Equity in income of unconsolidated affiliates	29,658	21,565	14,548

Operating income	885,535	864,004	665,584
Other expense	(305,236)	(231,876)	(226,075)

Income before provision for income taxes, minority interest and change in accounting principle	580,299	632,128	439,509
Provision for income taxes	(15,317)	(21,198)	(8,362)

Income before minority interest and change in accounting principle	564,982	610,930	431,147
Minority interest	(30,737)	(9,190)	(5,989)

Income before change in accounting principle	534,245	601,740	425,158
Cumulative effect of change in accounting principle	—	1,472	(4,208)

Net income	$534,245	$603,212	$420,950

Note 25. Subsequent Event
     Enterprise Products 2008 Long-Term Incentive Plan
     On January 29, 2008, the unitholders of Enterprise Products Partners approved the Enterprise Products 2008 Long-Term Incentive Plan (the “Incentive Plan”), which provides for awards of the Partnership’s common units and other rights to the Partnership’s non-employee directors and to consultants and employees of EPCO and its affiliates providing services to the Partnership. Awards under the Incentive Plan may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The Incentive Plan will be administered by EPGP’s ACG Committee. Up to 10,000,000 of the Partnership’s common units may be granted as awards under the Incentive Plan, with such amount subject to adjustment as provided for under the terms of the plan.
     The exercise price of unit options or UARs awarded to participants will be determined by the ACG Committee (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The Incentive Plan may be amended or terminated at any time by the Board of Directors of EPCO or EPGP’s ACG Committee; however, any material amendment, such as a significant increase in the number of units available under the plan or a change in the types of awards available under the plan, would require the approval of the unitholders of the Partnership. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the plan in specified circumstances. The Incentive Plan is effective until January 29, 2018 or, if earlier, the time which all available units under the Incentive Plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee.
     Enterprise Unit L.P. Long-Term Incentive Plan
          On February 20, 2008, EPCO formed Enterprise Unit L.P. (“Enterprise LP”) to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise LP. On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18,000,000 in the aggregate (the “Initial Contribution”) to Enterprise LP and was admitted as the Class A limited partner. Certain key employees of EPCO including our Chief Executive Officer and Chief Financial Officer were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise LP without any capital contribution. As with the awards granted in connection with the other Employee Partnerships, these awards are designed to provide additional long-term incentive compensation for such employees. The profits interest awards (or Class B limited partner interests) in Enterprise LP entitle the holder to participate in the appreciation in value of Enterprise GP Holdings units and our common units and are subject to forfeiture.
          A portion of the fair value of these equity awards will be allocated to us under the EPCO administrative services agreement as a non-cash expense. We will not reimburse EPCO, Enterprise LP or any of their affiliates or partners, through the administrative services agreement or otherwise, for any expenses related to Enterprise LP, including the Initial Contribution by EPCO Holdings.
          The Class B limited partner interests in Enterprise LP that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to February 20, 2014, with customary exceptions for death, disability and certain retirements. The risk of forfeiture associated with the Class B limited partner interests in Enterprise LP will also lapse upon certain change of control events.
          Unless otherwise agreed to by EPCO, EPCO Holdings and a majority in interest of the Class B limited partners of Enterprise LP, Enterprise LP will terminate at the earlier of February 20, 2014 (six years from the date of the agreement) or a change in control of us or Enterprise GP Holdings. Enterprise LP has the following material terms regarding its quarterly cash distribution to partners:
▪	Distributions of cash flow - Each quarter, 100% of the cash distributions received by Enterprise LP from Enterprise GP Holdings and us will be distributed to the Class A limited partner until EPCO Holdings has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by Enterprise LP will be distributed to the Class B limited partners. The Class A preferred return equals the Class A capital base (as defined below) multiplied by 5.0% per annum. The Class A limited partner’s capital base equals the amount of any contributions of cash or cash equivalents made by the Class A limited partner to Enterprise LP, plus any unpaid Class A preferred return from prior periods, less any distributions made by Enterprise LP of proceeds from the sale of units owned by Enterprise LP (as described below).

▪	Liquidating Distributions - Upon liquidation of Enterprise LP, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued Class A preferred return for the quarter in which liquidation occurs. Any remaining units will be distributed to the Class B limited partners.

▪	Sale Proceeds - If Enterprise LP sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures
          Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of our general partner, has evaluated the effectiveness of our disclosure controls and procedures, including internal controls over financial reporting, as of December 31, 2007. This evaluation concluded that our disclosure controls and procedures, including internal controls over financial reporting, are effective to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management noted no material weaknesses in the design or operation of our internal controls over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information. In addition, no fraud involving management or employees who have a significant role in our internal controls over financial reporting was detected.
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
Internal control over financial reporting
          Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with GAAP. These internal controls over financial reporting were designed under the supervision of our management, including the CEO and CFO of our general partner, and include policies and procedures that:
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

          In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found elsewhere in this Item 9A.
          There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2007, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
          The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this annual report on Form 10-K.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2007
          The management of Enterprise Products Partners L.P. and its consolidated subsidiaries, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to Enterprise Products Partners’ management and board of directors regarding the preparation and fair presentation of published financial statements. However, our management does not represent that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only a reasonable, not an absolute, assurance that the objectives of the control system are met.
          Our management assessed the effectiveness of Enterprise Products Partners’ internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. This assessment included design effectiveness and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on our assessment, we believe that, as of December 31, 2007, Enterprise Products Partners’ internal control over financial reporting is effective based on those criteria.
          Our Audit, Conflicts and Governance Committee is composed of directors who are not officers or employees of our general partner. It meets regularly with members of management, the internal auditors and the representatives of the independent registered public accounting firm to discuss the adequacy of Enterprise Products Partners’ internal controls over financial reporting, financial statements and the nature, extent and results of the audit effort. Management reviews with the Audit, Conflicts and Governance Committee all of Enterprise Products Partners’ significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and internal auditors have direct access to the Audit, Conflicts and Governance Committee without the presence of management.
     Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That report is included under Item 9A of this annual report.
          Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2008.

/s/ Michael A. Creel		/s/ W. Randall Fowler

Name:	Michael A. Creel	Name:	W. Randall Fowler
Title:	Chief Executive Officer of our general partner, Enterprise Products GP, LLC	Title:	Chief Financial Officer of our general partner, Enterprise Products GP, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Enterprise Products GP, LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas
          We have audited the internal control over financial reporting of Enterprise Products Partners LP and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of consolidated operations, consolidated comprehensive income, consolidated cash flows, and consolidated partners’ equity as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2008
Item 9B. Other Information.
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Partnership Management
          As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for the management or operations of our business. These functions are performed by the employees of EPCO pursuant to an administrative services agreement under the direction of the Board of Directors (the “Board”) and executive officers of EPGP. For a description of the administrative services agreement, see “Certain Relationships and Related Transactions — Relationship with EPCO” under Item 13 of this annual report.
          The executive officers of our general partner are elected for one-year terms and may be removed, with or without cause, only by the Board. Our unitholders do not elect the officers or directors of our general partner. Dan. L. Duncan, through his indirect control of EPGP, has the ability to elect, remove and replace at any time, all of the officers and directors of our general partner. Each member of the Board of our general partner serves until such member’s death, resignation or removal. The employees of EPCO who served as directors of EPGP were Messrs. Dan L. Duncan, Michael A. Creel, W. Randall Fowler, Ralph S. Cunningham and Richard H. Bachmann.
          Because we are a limited partnership and meet the definition of a “controlled company” under the listing standards of the NYSE, we are not required to comply with certain requirements of the NYSE. Accordingly, we have elected to not comply with Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of our general partner be comprised of a majority of independent directors. In addition, we have elected to not comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of our general partner maintain a Nominating Committee and a Compensation Committee, each consisting entirely of independent directors.
          Notwithstanding any contractual limitation on its obligations or duties, EPGP is liable for all debts we incur (to the extent not paid by us), except to the extent that such indebtedness or other obligations are non-recourse to EPGP. Whenever possible, EPGP intends to make any such indebtedness or other obligations non-recourse to itself.
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
          A key element for strong governance is independent members of the Board of Directors. Pursuant to the NYSE listing standards, a director will be considered independent if the Board determines that he or she does not have a material relationship with EPGP or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with EPGP or us). Based on the foregoing, the Board has affirmatively determined that Messrs. Rex C. Ross, Charles M. Rampacek and E. William Barnett are “independent” directors under the NYSE rules.
          As required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules that direct national securities exchanges and associations to prohibit the listing of securities of a public company if its audit committee members do not satisfy a heightened independence standard. In order to meet this standard, members of such audit committees may not receive any consulting fee, advisory fee or other compensation from the public company other than fees for service as a director or committee member and may not be considered an affiliate of the public company. Neither EPGP nor any individual member of its ACG Committee has relied on any exemption in the NYSE rules to establish such individual’s independence. Based on the foregoing criteria, the Board has affirmatively determined that all members of its ACG Committee satisfy this heightened independence requirement.
     Code of Conduct and Ethics and Corporate Governance Guidelines
          EPGP has adopted a “Code of Conduct” that applies to all directors, officers and employees. This code sets out our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance, the reporting of compliance issues and discipline for violations of the code.
          Our Code of Conduct also establishes policies applicable to our chief executive officer, chief financial officer, principal accounting officer and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the code.
          Governance guidelines, together with committee charter, provide the framework for effective governance. The Board has adopted the Governance Guidelines of Enterprise Products Partners, which address several matters, including qualifications for directors, responsibilities of directors, retirement of directors, the composition and responsibility of ACG Committee, the conduct and frequency of board and committee meetings, management succession, director access to management and outside advisors, director compensation, director orientation and continuing education, and annual self-evaluation of the board. The Board recognizes that effective governance is an on-going process, and thus, the Board will review the Governance Guidelines of Duncan Energy Partners annually or more often as deemed necessary.
          We provide access through our website at www.epplp.com to current information relating to governance, including the Code of Conduct, the Governance Guidelines of Enterprise Products Partners and other matters impacting our governance principles. You may also contact our investor relations department at (866) 230-0745 for printed copies of these documents free of charge.
     ACG Committee
          The sole committee of the Board is its ACG Committee. In accordance with NYSE rules and Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the Board has named three of its members to serve on its ACG Committee. The members of the ACG Committee are independent directors, free from any relationship with us or any of our subsidiaries that would interfere with the exercise of independent judgment.
          The members of the ACG Committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the ACG Committee shall have accounting or related financial management expertise. The members of the ACG Committee are Messrs. Ross, Rampacek and Barnett. The Board has affirmatively determined that Mr. Rampacek satisfies the definition of “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.
          The ACG Committee’s duties are addressing audit and conflicts-related items and general corporate governance. From an audit and conflicts standpoint, the primary responsibilities of the ACG Committee include:
▪	review potential conflicts of interest, including related party transactions;

▪	monitoring the integrity of our financial reporting process and related systems of internal control;

▪	ensuring our legal and regulatory compliance and that of EPGP;

▪	overseeing the independence and performance of our independent public accountant;

▪	approving all services performed by our independent public accountant;

▪	providing for an avenue of communication among the independent public accountant, management, internal audit function and the Board;

▪	encouraging adherence to and continuous improvement of our policies, procedures and practices at all levels;

▪	reviewing areas of potential significant financial risk to our businesses; and

▪	approving awards granted under our long-term incentive plans.
          If the Board believes that a particular matter presents a conflict of interest and proposes a resolution, the ACG Committee has the authority to review such matter to determine if the proposed resolution is fair and reasonable to us. Any matters approved by the ACG Committee are conclusively deemed to be fair and reasonable to our business, approved by all of our partners and not a breach by EPGP or the Board of any duties they may owe us or our unitholders.
          Pursuant to its formal written charter, the ACG Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to our independent public accountants as well as any EPCO personnel whom it deems necessary in fulfilling its responsibilities. The ACG Committee has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.
          From a governance standpoint, the ACG Committee’s primary duties and responsibilities are to develop and recommend to the Board a set of governance principles applicable to us and review such guidelines from time to time, making any changes that the ACG Committee deems necessary. The ACG Committee assists the Board in fulfilling its oversight responsibilities.
          A copy of the ACG Committee charter is available on our website, www.epplp.com. You may also contact our investor relations department at (866) 230-0745 for a printed copy of this document free of charge.

     NYSE Corporate Governance Listing Standards
          On April 2, 2007, Robert G. Phillips, our chief executive officer on such date, certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of April 2, 2007.
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
Directors and Executive Officers of EPGP
          The following table sets forth the name, age and position of each of the directors and executive officers of EPGP at February 29, 2008. Each executive officer holds the same respective office shown below in the general partner of the Operating Partnership.

Name	Age	Position with EPGP

Dan L. Duncan (1)	75	Director and Chairman
Michael A. Creel (1)	54	Director, President and Chief Executive Officer
W. Randall Fowler (1)	51	Director, Executive Vice President and Chief Financial Officer
Richard H. Bachmann (1)	55	Director, Executive Vice President, Chief Legal Officer and Secretary
Dr. Ralph S. Cunningham	67	Director
E. William Barnett (2,3)	75	Director
Rex C. Ross (2)	64	Director
Charles M. Rampacek (2)	64	Director
William Ordemann (1)	48	Executive Vice President and Chief Operating Officer
James H. Lytal (1)	50	Executive Vice President
A.J. Teague (1)	62	Executive Vice President
Gil H. Radtke	46	Senior Vice President
James M. Collingsworth	53	Senior Vice President
Michael J. Knesek (1)	53	Senior Vice President, Controller and Principal Accounting Officer

(1)	Executive officer

(2)	Member of ACG Committee

(3)	Chairman of ACG Committee
          The following information presents a brief history of the business experience of our directors and executive officers serving as of December 31, 2007:
          Dan L. Duncan. Mr. Duncan was elected Chairman and a Director of EPGP in April 1998, Chairman and a Director of the general partner of EPO in December 2003, Chairman and a Director of EPE Holdings in August 2005 and Chairman and a Director of DEP GP in October 2006. Mr. Duncan served as the sole Chairman of EPCO from 1979 to December 2007. Mr. Duncan now serves as Group Co-Chairman of EPCO with his daughter, Ms. Randa Duncan Williams, also a Director of EPE Holdings. He also serves as a Honorary Trustee of the Board of Trustees of the Texas Heart Institute at Saint Luke’s Episcopal Hospital.

          Michael A. Creel. Mr. Creel was elected President and Chief Executive Officer of EPGP in August 2007. From June 2000 to August 2007, Mr. Creel served as Chief Financial Officer of EPGP and an Executive Vice President of EPGP from January 2001 to August 2007. Mr. Creel, a certified public accountant, also served as a Senior Vice President of EPGP from November 1999 to January 2001.
          In December 2007, Mr. Creel was elected Group Vice Chairman and Chief Financial Officer of EPCO. Prior to these elections in EPCO, Mr. Creel served as Chief Operating Officer from April 2005 to December 2007 and Chief Financial Officer from June 2000 to April 2005 for EPCO. He also serves as a Director of DEP GP and EPGP since October 2006 and 2005, respectively. Mr. Creel served as President, Chief Executive Officer and a Director of EPE Holdings from August 2005 through August 2007. In October 2005, Mr. Creel was elected a Director of Edge Petroleum Corporation (a publicly traded oil and natural gas exploration and production company).
          W. Randall Fowler. Mr. Fowler was elected Executive Vice President and Chief Financial Officer of EPGP, EPE Holdings and DEP GP in August 2007. Mr. Fowler has served as Senior Vice President and Treasurer of EPGP from February 2005 to August 2007 and of DEP GP from October 2006 to August 2007. In February 2006, Mr. Fowler became a Director of EPGP and EPE Holdings and of DEP GP since October 2006. Mr. Fowler also served as Senior Vice President and Chief Financial Officer of EPE Holdings from August 2005 to August 2007.
          Mr. Fowler was elected President and Chief Executive Officer of EPCO in December 2007. Prior to these elections, he served as Chief Financial Officer of EPCO from April 2005 to December 2007. Mr. Fowler, a certified public accountant (inactive), joined Enterprise Products Partners as Director of Investor Relations in January 1999.
          Richard H. Bachmann. Mr. Bachmann was elected an Executive Vice President, Chief Legal Officer and Secretary of EPGP and a Director of EPGP in February 2006. He previously served as a Director of EPGP from June 2000 to January 2004. Mr. Bachmann has served as a Director of the general partner of EPO since December 2003 and has served as Executive Vice President, Chief Legal Officer and Secretary of EPE Holdings since August 2005.
          Mr. Bachmann was elected Group Vice Chairman, Chief Legal Officer and Secretary of EPCO in December 2007. In October 2006, Mr. Bachmann was elected President, Chief Executive Officer and a Director of DEP GP. Mr. Bachmann was also elected a Director of DEP GP in October 2006 and a Director of EPE Holdings in February 2006. Since January 1999, Mr. Bachmann has served as a Director of EPCO. In November 2006, Mr. Bachmann was appointed an independent manager of Constellation Energy Partners LLC. Mr. Bachmann also serves as a member of the audit, compensation and nominating and governance committee of Constellation Energy Partners LLC.
          Dr. Ralph S. Cunningham. Dr. Cunningham was elected a Director of EPGP in February 2006 and also served as a Director of EPGP from 1998 until March 2005. In addition to these duties Dr. Cunningham served as Group Executive Vice President and Chief Operating Officer of EPGP from December 2005 to August 2007 and Interim President and Interim Chief Executive Officer from June 2007 to August 2007. Dr. Cunningham was elected President and Chief Executive Officer of EPE Holdings in August 2007. He served as Chairman and a Director of TEPPCO GP from March 2005 until November 2005.
          Dr. Cunningham was elected a Group Vice Chairman of EPCO in December 2007 and served as a Director from 1987 to 1997. He serves as a Director of Tetra Technologies, Inc. (a publicly traded energy services and chemical company), EnCana Corporation (a Canadian publicly traded independent oil and natural gas company) and Agrium, Inc. (a Canadian publicly traded agricultural chemicals company). Dr. Cunningham retired in 1997 from CITGO Petroleum Corporation, where he had served as President and Chief Executive Officer since 1995.
          E. William Barnett. Mr. Barnett was elected a Director of EPGP in March 2005. Mr. Barnett is a member of our ACG Committee and serves as its Chairman. Mr. Barnett practiced law with Baker Botts

L.L.P. from 1958 until his retirement in 2004. In 1984, he became Managing Partner of Baker Botts L.L.P. and continued in that role for fourteen years until 1998. He was Senior Counsel to the firm from 1998 until June 2004, when he retired from the firm. Mr. Barnett served as Chairman of the Board of Trustees of Rice University from 1996 to July 2005.
          Mr. Barnett is a Life Trustee of The University of Texas Law School Foundation; a Director of St. Luke’s Episcopal Health System; and a Director and former Chairman of the Houston Zoo, Inc. (the operating arm of the Houston Zoo). He is a Director of Reliant Energy, Inc. (a publicly traded electric services company) and Westlake Chemical Corporation (a publicly traded chemical company). Mr. Barnett is Chairman of the Advisory Board of the Baker Institute for Public Policy at Rice University and a Director and former Chairman of the Greater Houston Partnership. Mr. Barnett served as a Trustee of the Baylor College of Medicine from 1993 until 2004.
          Rex C. Ross. Mr. Ross was elected a Director of EPGP in October 2006 and is a member of its ACG Committee. Mr. Ross serves as a Director of Schlumberger Technology Corporation, the holding company for all Schlumberger Limited assets and entities in the United States. Prior to his executive retirement from Schlumberger Limited in May 2004, Mr. Ross held a number of executive management positions during his 11-year career with the company, including President of Schlumberger Oilfield Services North America; President, Schlumberger GeoQuest; and President of SchlumbergerSema North & South America. Mr. Ross also serves on the board of directors of Gulfmark Offshore, Inc. (a publicly traded offshore marine services company) and is a member of its Governance Committee.
          Charles M. Rampacek. Mr. Rampacek was elected a Director of EPGP in October 2006 and is a member of its ACG Committee. Mr. Rampacek is currently a business and management consultant in the energy industry. Mr. Rampacek served as Chairman, Chief Executive Officer and President of Probex Corporation (“Probex”), an energy technology company that developed a proprietary used oil recovery process, from 2000 until his retirement in 2003. Prior to joining Probex Corporation, Mr. Rampacek was President and Chief Executive Officer of Lyondell-Citgo Refining L.P, a manufacturer of petroleum products, from 1996 through 2000. From 1982 to 1995, he held various executive positions with Tenneco Inc. and its energy-related subsidiaries, including President of Tenneco Gas Transportation Company, Executive Vice President of Tenneco Gas Operations and Senior Vice President of Refining and Supply. Mr. Rampacek also spent 16 years with Exxon Company USA, where he held various supervisory and management positions. Mr. Rampacek has been a Director of Flowserve Corporation since 1998 and is Chairman of its Corporate Governance and Nominating Committee and a member of its Organization and Compensation Committee.
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
          William Ordemann. Mr. Ordemann was elected an Executive Vice President and the Chief Operating Officer of EPGP in August 2007. He previously served as a Senior Vice President of EPGP from September 2001 to August 2007 and was a Vice President of EPGP from October 1999 to September 2001. Mr. Ordemann joined us in connection with our purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. Prior to joining us, he was a Vice President of Shell Midstream Enterprises, LLC from January 1997 to February 1998, and Vice President of Tejas Natural Gas Liquids, LLC from February 1998 to September 1999.
          James H. Lytal. Mr. Lytal was elected an Executive Vice President of EPGP in September 2004. Mr. Lytal served as a Director of the general partner of GulfTerra Energy Partners, L.P. from August 1994 until September 2004, and as President of GulfTerra and its general partner from July 1995 until September 2004. He served as a Senior Vice President of GulfTerra and its general partner from August 1994 to June 1995. Prior to joining GulfTerra, Mr. Lytal served in various capacities with the oil and gas exploration and production and natural gas pipeline businesses of United Gas Pipeline Company, Texas Oil and Gas, Inc. and American Pipeline Company
          A.J. Teague. Mr. Teague was elected an Executive Vice President of EPGP in November 1999. Mr. Teague joined us in connection with our purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC
          Gil H. Radtke. Mr. Radtke was elected a Senior Vice President of EPGP in February 2002. Mr. Radtke joined us in connection with our purchase of Diamond-Koch’s storage and propylene fractionation assets in 2002. Before joining us, Mr. Radtke served as president of the Diamond-Koch joint venture from 1999 to 2002, where he was responsible for its storage, propylene fractionation, pipeline and NGL fractionation businesses. From 1997 to 1999 he was Vice President, Petrochemicals and Storage of Diamond-Koch. In October 2006, Mr. Radtke was elected a Senior Vice President, Chief Operating Officer and a Director of the general partner of Duncan Energy Partners.
          James M. Collingsworth. Mr. Collingsworth was elected a Vice President of EPGP in November 2001 and subsequently promoted to a Senior Vice President in November 2002. Mr. Collingsworth joined us in connection with our acquisition of the Mid-America and Seminole Pipeline Systems in 2002. Before joining us, he served as a board member of Texaco Canada Petroleum Inc. from July 1998 to October 2001 and was employed by Texaco from 1991 to 2001 in various management positions, including Senior Vice President of NGL Assets and Business Services from July 1998 to October 2001.
          Michael J. Knesek. Mr. Knesek, a certified public accountant, was elected a Senior Vice President of EPGP in February 2005 having served as a Vice President of EPGP since August 2000. Mr. Knesek has been the Principal Accounting Officer and Controller of EPGP since August 2000, EPE Holdings since August 2005 and DEP GP since October 2006. He has served as Senior Vice President of EPE Holdings since August 2005 and of DEP GP since October 2006. Mr. Knesek has been the Controller of EPCO since 1990 and currently serves as one of its Senior Vice Presidents.
Section 16(a) Beneficial Ownership Reporting Compliance
          Under federal securities laws, EPGP, directors and executive officers of EPGP, and certain other officers, and any persons holding more than 10% of our common units are required to report their ownership of common units and any changes in their ownership levels to us and the SEC. Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes. With the exception of the following late filing, all such reporting was done in a timely manner in 2007.
          The spouse of Mr. Rex Ross serves as trustee for a trust that benefits, in part, certain of his immediate family members. This trust holds 4,500 common units of Enterprise that have not been previously reported for Section 16 purposes. On November 14, 2007, this trust purchased 1,000 common units of Enterprise at an average price of $31.95 per unit. The remaining 3,500 common units held in the trust were purchased more than six months before Mr. Ross became a Director of EPGP and should have been reflected on his Form 3, which was filed on October 23, 2006. These trust holdings were properly reflected on a Form 4 for Mr. Ross on Friday, February 29, 2008.
Item 11. Executive Compensation.
Executive Officer Compensation
          We do not directly employ any of the persons responsible for managing our partnership. Instead, we are managed by our general partner, the executive officers of which are employees of EPCO. Our reimbursement of EPCO’s compensation costs is governed by the administrative services agreement with EPCO (see Item 13).

     Summary Compensation Table
          The following table presents consolidated compensation amounts paid, accrued or otherwise expensed by us with respect to the years ended December 31, 2007 and 2006 for our general partner’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and three other most highly compensated executive officers as of December 31, 2007. We also include Robert G. Phillips and Dr. Ralph S. Cunningham, both of whom served as our CEO during 2007 prior to Michael A. Creel’s appointment to this position effective August 1, 2007. Collectively, these seven individuals were our “Named Executive Officers” for 2007. Compensation paid or awarded by us with respect to such Named Executive Officers reflects only that portion of compensation paid by EPCO allocated to us pursuant to an administrative services agreement, including an allocation of a portion of the cost of EPCO’s equity-based long-term incentive plans.

Name and				Unit	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($) (5)	($) (6)	($) (7)	($) (8)	($)

Michael A. Creel (1)	2007	$361,808	$365,370	$517,707	$44,449	$108,017	$1,397,351
	2006	306,000	125,000	303,622	23,613	71,812	830,047

Robert G. Phillips (former CEO) (2)	2007	372,300	—	202,755	166,498	8,950,109	9,691,662
	2006	722,500	300,000	660,270	357,209	150,984	2,190,963

Dr. Ralph S. Cunningham (former CEO) (3)	2007	281,828	171,190	231,645	23,564	37,896	746,123
	2006	478,667	250,000	52,815	13,707	33,208	828,397

W. Randall Fowler (4)	2007	213,145	129,720	297,976	25,033	53,425	719,299
	2006	215,875	70,000	173,874	14,242	40,601	514,592

James H. Lytal	2007	386,250	210,000	730,634	77,980	162,494	1,567,358
	2006	367,500	187,500	455,462	47,227	101,639	1,159,328

A. J. Teague	2007	445,660	300,000	587,905	77,980	110,336	1,521,881
	2006	428,480	250,000	299,984	47,227	69,563	1,095,254

Richard H. Bachmann	2007	306,900	186,000	454,130	38,990	94,752	1,080,772
	2006	177,420	75,000	182,174	14,168	43,088	491,850

(1)	Mr. Creel was appointed our Chief Executive Officer effective August 1, 2007. He served as our Chief Financial Officer through August 1, 2007. Amounts presented for the years ended December 31, 2007 and 2006 reflect his tenure in both positions.

(2)	Mr. Phillips served as our Chief Executive Officer until his resignation effective June 30, 2007. The amount presented as “All Other Compensation” for 2007 includes a separation payment of $8,822,400.

(3)	Dr. Cunningham served as our Acting Chief Executive Officer from June 30, 2007 to August 1, 2007. Amounts presented for the years ended December 31, 2007 and 2006 reflect his total compensation allocated to us with respect to these periods.

(4)	Mr. Fowler was appointed our Chief Financial Officer effective August 1, 2007. Amounts presented for the years ended December 31, 2007 and 2006 reflect his total compensation allocated to us with respect to these periods.

(5)	Amounts represent discretionary annual cash awards accrued for the years ended December 31, 2007 and 2006. Cash awards are paid in February of the following year (e.g. 2007 cash awards are paid in February 2008).

(6)	Amounts represent expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2007 and 2006 with respect to restricted unit and Employee Partnership awards.

(7)	Amounts represent expense recognized in accordance with SFAS 123(R) for the years ended December 31, 2007 and 2006 with respect to unit options.

(8)	Amounts primarily represent (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity incentive plan awards and (iii) the imputed value of life insurance premiums paid on behalf of the officer.

(9)	Mr. Lytal’s total compensation for 2007 includes perquisites totaling $13,111.

     Compensation Discussion and Analysis
          With respect to our Named Executive Officers, compensation paid or awarded by us for the last two fiscal years reflects only that portion of compensation paid by EPCO allocated to us pursuant to the administrative services agreement, including an allocation of a portion of the cost of equity-based long-term incentive plans of EPCO. Dan L. Duncan controls EPCO and has ultimate decision-making authority with respect to the compensation of our Named Executive Officers. The following elements of compensation, and EPCO’s decisions with respect to determination of payments, are not subject to approvals by our Board or the ACG Committee. Awards under EPCO’s long-term incentive plans are approved by the ACG Committee. We do not have a separate compensation committee.
          As discussed below, the elements of EPCO’s compensation program, along with EPCO’s other rewards (e.g., benefits, work environment, career development), are intended to provide a total rewards package to employees. The compensation package is designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both the partnership and individual levels. With respect to the years ended December 31, 2007 and 2006, EPCO’s compensation package for Named Executive Officers did not include any elements based on targeted performance-related criteria.
          The primary elements of EPCO’s compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the years ended December 31, 2007 and 2006, the elements of compensation for the Named Executive Officers consisted of the following:
▪	Annual base salary;

▪	Discretionary annual cash awards;

▪	Awards under long-term incentive arrangements; and

▪	Other compensation, including very limited perquisites.
          In order to assist Mr. Duncan and EPCO with compensation decisions, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO formulate preliminary compensation recommendations for all of the Named Executive Officers other than our Chief Executive Officer. Mr. Duncan, after consulting with the Senior Vice President of Human Resources for EPCO, independently makes compensation decisions with respect to our Chief Executive Officer. EPCO takes note of market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Mr. Duncan and EPCO do not use any formula or specific performance-based criteria for our Named Executive Officers in connection with services performed for us. All compensation determinations are discretionary and, as noted above, subject to Mr. Duncan’s ultimate decision-making authority.
          The discretionary cash awards paid to each of our Named Executive Officers were determined by consultation among Mr. Duncan, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO, subject to Mr. Duncan’s final determination. These cash awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the Named Executive Officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the Named Executive Officers perform services. It is EPCO’s general policy to pay these awards during the first quarter of each year.
           The equity awards granted under the EPCO 1998 Plan to our Named Executive Officers were determined by consultation among Mr. Duncan, our Chief Executive Officer and the Senior Vice President of Human Resources for EPCO, and were approved by our general partner’s ACG Committee. These awards (restricted units and unit options) are intended to align the long-term interests of the executive officers with those of our unitholders. It is EPCO’s general policy to recommend, and the ACG Committee typically approves, these grants to employees during the second quarter of each fiscal year. In addition, our Named Executive Officers are Class B limited partners in certain of the Employee Partnerships. Mr. Duncan approves the issuance of all limited partnership interests in such Employee Partnerships to our Named Executive Officers. See “Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants” within this Item 11 for information regarding the long-term incentive plans. See Notes 2 and 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the accounting for such awards.

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
          EPCO does not offer our Named Executive Officers a defined benefit pension plan. Also, none of our Named Executive Officers had nonqualified deferred compensation during the years ended December 31, 2007 or 2006.
          We believe that each of the base salary, cash awards, and incentive awards fit the overall compensation objectives of us and of EPCO, as stated above (i.e., to provide competitive compensation opportunities to align and drive employee performance toward the creation of sustained long-term unitholder value, which will also allow us to attract, motivate and retain high quality talent with the skills and competencies required by us).
Compensation Committee Report
           We do not have a separate compensation committee. As discussed in the Compensation Discussion and Analysis, we do not directly employ or compensate our Named Executive Officers. Rather, under the administrative services agreement with EPCO, we reimburse EPCO for the compensation of our executive officers. Accordingly, to the extent that decisions are made regarding the compensation policies pursuant to which our Named Executive Officers are compensated, they are made by Dan L. Duncan and EPCO (except for equity awards under long-term incentive plans, as discussed above), and not by our Board of Directors.
           In light of the foregoing, the Board of Directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review of and discussion with management with respect to the Compensation Discussion and Analysis, we determined that the Compensation Discussion and Analysis be included in this Report.
Submitted by:      Dan L. Duncan
Michael A. Creel
W. Randall Fowler
Richard H. Bachmann
Dr. Ralph S. Cunningham
E. William Barnett
Charles M. Rampacek
Rex C. Ross
           Notwithstanding anything to the contrary set forth in any previous filings under the Securities Act, as amended, or the Exchange Act, as amended, that incorporate future filings, including this Report, in whole or in part, the foregoing report shall not be incorporated by reference into any such filings.

     Grants of Plan-Based Awards in Fiscal Year 2007
          The following table presents information concerning each grant of a plan-based award made to a Named Executive Officer in 2007. The restricted unit and unit option awards granted during 2007 were under EPCO’s 1998 Long-Term Incentive Plan (the “1998 Plan”). See “Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants” within this Item 11 for additional information regarding EPCO’s long-term incentive plans.

						Grant
					Exercise	Date Fair
					or Base	Value of
		Estimated Future Payouts Under			Price of	Unit and
		Equity Incentive Plan Awards			Option	Option
	Grant	Threshold	Target	Maximum	Awards	Awards
Name	Date	(#)	(#)	(#)	($/Unit)	($) (1)
Restricted unit awards: (2)
Michael A. Creel	5/29/07	—	26,500	—	—	$481,926
Dr. Ralph S. Cunningham	5/29/07	—	26,500	—	—	434,812
W. Randall Fowler	5/29/07	—	17,000	—	—	235,686
James H. Lytal	5/29/07	—	26,500	—	—	820,440
A.J. Teague	5/29/07	—	26,500	—	—	820,440
Richard H. Bachmann	5/29/07	—	26,500	—	—	341,697
Unit option awards: (3)
Michael A. Creel	5/29/07	—	60,000	—	$30.96	94,454
Dr. Ralph S. Cunningham	5/29/07	—	60,000	—	$30.96	85,224
W. Randall Fowler	5/29/07	—	45,000	—	$30.96	54,005
James H. Lytal	5/29/07	—	60,000	—	$30.96	160,800
A.J. Teague	5/29/07	—	60,000	—	$30.96	160,800
Richard H. Bachmann	5/29/07	—	60,000	—	$30.96	66,973
EPE Unit III profits interest award: (4)
Michael A. Creel	5/7/07	—	—	—	—	1,032,387
Dr. Ralph S. Cunningham	5/7/07	—	—	—	—	931,504
W. Randall Fowler	5/7/07	—	—	—	—	787,033
James H. Lytal	5/7/07	—	—	—	—	1,464,621
A.J. Teague	5/7/07	—	—	—	—	1,464,621
Richard H. Bachmann	5/7/07	—	—	—	—	732,021

(1)	Amounts presented reflect that portion of grant date fair value allocable to us based on the percentage of time each Named Executive Officer spent on our consolidated business activities during 2007. Based on current allocations, we estimate that the consolidated compensation expense we record for each Named Executive Officer with respect to these awards will equal these amounts over time.

(2)	For the period in which the restricted unit awards were outstanding during 2007, we recognized a total of $0.4 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.

(3)	For the period in which the unit option awards were outstanding during 2007, we recognized a total of $72 thousand of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.

(4)	For the period in which the profits interest awards were outstanding during 2007, we recognized a total of $1.0 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.
          The fair value amounts shown in the preceding table are based on certain assumptions and considerations made by management. The grant date fair values of restricted unit awards issued in May 2007 were based on a market price of Enterprise Products Partners’ common units of $30.96 per unit.
          The grant date fair values of unit option awards issued in May 2007 were based on the following assumptions: (i) expected life of the options of seven years; (ii) risk-free interest rate of 4.8%; (iii) an expected distribution yield on our common units of 8.4%; and (iv) an expected unit price volatility of our common units of 23.2%.

          The fair value of the EPE Unit III profits interest awards issued in May 2007 was based on the following assumptions: (i) remaining life of the award of five years; (ii) risk-free interest rate of 4.6%; (iii) an expected distribution yield on Enterprise GP Holdings’ units of 4.1% and (iv) an expected unit price volatility of Enterprise GP Holdings’ units of 17.6%.
          Awards granted to Robert G. Phillips in May 2007 were cancelled in connection with his $8.8 million cash separation payment paid in June 2007.
     Summary of Long-Term Incentive Arrangements Underlying 2007 Award Grants
           The following information summarizes the types of awards granted to our Named Executive Officers during the year ended December 31, 2007. For detailed information regarding our accounting for unit-based awards, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
          Unit option awards. Under EPCO’s 1998 Plan, non-qualified, incentive options to purchase a fixed number of our common units may be granted to EPCO’s key employees who perform management, administrative or operational functions for us or our affiliates. When issued, the exercise price of each option grant is equivalent to the market price of the underlying equity on the date of grant. In general, options granted under the 1998 Plan have a vesting period of four years and remain exercisable for ten years from the date of grant. In order to fund its obligations under the 1998 Plan, EPCO may purchase common units at fair value either in the open market or directly from us. When employees exercise unit options, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.
          Restricted unit awards. Under the 1998 Plan, EPCO’s key employees who perform management, administrative or operational functions for us or our affiliates may be awarded restricted common units. In general, our restricted unit awards allow recipients to acquire the underlying common units (at no cost to the recipient) once a defined vesting period expires, subject to certain forfeiture provisions. The restrictions on such nonvested units generally lapse four years from the date of grant. The fair value of restricted units is based on the market price of the underlying common units on the date of grant less an allowance for estimated forfeitures. Each recipient is also entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by us to our unitholders.
           As used in the context of the EPCO plans, the term “restricted unit” represents a time-vested unit under SFAS 123(R). Such awards are non-vested until the required service period expires.
          Phantom unit awards. The EPCO 1998 Plan also provides for the issuance of phantom unit awards. These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award. The fair market value of each phantom unit award is equal to the market closing price of our common units on the redemption date. Each participant is required to redeem their phantom units as they vest, which typically is four years from the date the award is granted. No phantom unit awards have been issued to date under the EPCO 1998 Plan.
          The EPCO 1998 Plan also provides for the award of distribution equivalent rights (“DERs”) in tandem with its phantom unit awards. A DER entitles the participant to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by us to our unitholders.
          Profits interests awards. EPCO formed the Employee Partnerships to serve as long-term incentive arrangements for certain employees of EPCO by providing “profits interests” in the underlying limited partnerships (i.e. EPE Unit I, EPE Unit II and EPE Unit III). Our Named Executive Officers have been granted profits interest awards in EPE Unit I (formed in August 2005), EPE Unit II (formed in December 2006) and EPE Unit III (formed in May 2007). The profits interest awards (or Class B limited partner interests) entitle each holder to participate in the appreciation in value of Enterprise GP Holdings’ units and are subject to forfeiture. See Item 13 of this annual report for additional information regarding the Employee Partnerships.

          The following table provides information regarding the Named Executive Officers’ share of such profits interest at December 31, 2007:

		Estimated
	Percentage	Liquidation
	Ownership	Value To Be
	of Class B	Received
Plan Name	Interests (1)	by Officer (2)

EPE Unit I: (3)
Michael A. Creel	7.92%	$1,100,679
W. Randall Fowler	5.32%	739,257
James H. Lytal	5.32%	739,257
A.J. Teague	5.32%	739,257
Richard H. Bachmann	7.92%	1,100,679
EPE Unit II: (4)
Dr. Ralph S. Cunningham	100.0%	$0
EPE Unit III: (5)
Michael A. Creel	7.63%	$0
Dr. Ralph S. Cunningham	7.63%	$0
W. Randall Fowler	7.63%	$0
James H. Lytal	6.36%	$0
A.J. Teague	6.36%	$0
Richard H. Bachmann	7.63%	$0

(1)	Reflects Named Executive Officer share of profits interest at December 31, 2007.

(2)	Values based on December 31, 2007 closing price of Enterprise GP Holdings’ units of $37.02 per unit and taking into account the terms of liquidation outlined in each Employee Partnership agreement.

(3)	At December 31, 2007, the total profits interests of EPE Unit I would have been worth $13.9 million, of which each Named Executive Officer would have received his proportionate share.

(4)	The EPE Unit II Class B partnership interest had no liquidation value at December 31, 2007 due to a decrease in the market value of Enterprise GP Holdings’ units since the formation of EPE Unit II.

(5)	The EPE Unit III Class B partnership interests had no liquidation value at December 31, 2007 due to a decrease in the market value of Enterprise GP Holdings’ units since the formation of EPE Unit III.
          See Note 25 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the formation of Enterprise Products 2008 Long-Term Incentive Plan in January 2008 and Enterprise Unit L.P. in February 2008.

     Equity Awards Outstanding at December 31, 2007
          The following tables present information concerning each Named Executive Officer’s nonvested restricted units and unexercised unit options as of December 31, 2007.

		Option Awards			Unit Awards
		Number of				Market
		Units			Number	Value
		Underlying	Option		of Units	of Units
		Options	Exercise	Option	That Have	That Have
	Vesting	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	($/Unit)	Date	(#)	($)

Restricted unit awards:
Michael A. Creel	Various (1)	—	—	—	103,053	$3,285,330
Dr. Ralph S. Cunningham	Various (1)	—	—	—	38,500	1,227,380
W. Randall Fowler	Various (1)	—	—	—	58,777	1,873,811
James H. Lytal	Various (1)	—	—	—	86,032	2,742,700
A.J. Teague	Various (1)	—	—	—	60,500	1,928,740
Richard H. Bachmann	Various (1)	—	—	—	103,053	3,285,330

Unit option awards:
Michael A. Creel:
May 10, 2004 option grant	5/10/08	35,000	$20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
Dr. Ralph S. Cunningham:
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
W. Randall Fowler:
May 10, 2004 option grant	5/10/08	10,000	20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	25,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	45,000	30.96	5/29/17	—	—
James H. Lytal:
September 30, 2004 option grant	9/30/08	35,000	23.18	9/30/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
A.J. Teague:
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—
Richard H. Bachmann:
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	—	—
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	—	—
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	—	—
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	—	—

(1)	Of the 449,915 restricted units presented in the table, 182,415 vest in 2008, 46,000 vest in 2009, 72,000 vest in 2010, and 149,500 vest in 2011.

          The following tables present information concerning each Named Executive Officer’s nonvested profits interest awards as of December 31, 2007.

		Option Awards			Unit Awards
		Number of				Market
		Units			Number	Value
		Underlying	Option		of Units	of Units
		Options	Exercise	Option	That Have	That Have
	Vesting	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	($/Unit)	Date	(#)	($)

EPE Unit I profits interest awards:
Michael A. Creel	8/30/10	—	—	—	—	1,100,679
W. Randall Fowler	8/30/10	—	—	—	—	739,257
James H. Lytal	8/30/10	—	—	—	—	739,257
A.J. Teague	8/30/10	—	—	—	—	739,257
Richard H. Bachmann	8/30/10	—	—	—	—	1,100,679
     Option Exercises and Stock Vested Table
          The Named Executive Officers did not exercise any unit options during 2007. In addition, the Named Executive Officers did not vest in any equity-based awards during the year.
Director Compensation
          The following table presents information regarding compensation paid to the independent directors of our general partner for the year ended December 31, 2007.

	Fees Earned				All
	or Paid	Unit	Option		Other
	in Cash	Awards	Awards		Compensation	Total
Name	($)	($) (1)	($) (2)		($) (5)	($)

E. William Barnett	$77,500	$68,562	$32,948	(3)	$3,933	$182,943
Rex C. Ross	62,500	19,575	34,530	(4)	890	117,496
Charles M. Rampacek	62,500	19,575	34,530	(4)	890	117,496

(1)	In November 2007, each of the restricted unit grants made to our independent directors was amended to provide that the restricted units subject to such grants would immediately vest. The amounts presented for each director represent the expense recognized by us related to such restricted units during the year ended December 31, 2007. The number of restricted units that vested for each independent director was as follows: Mr. Barnett, 2,154; Mr. Ross, 615; and Mr. Rampacek, 615.

(2)	Amounts presented reflect the compensation expense recognized by EPGP related to unit appreciation rights (“UARs”) granted in 2006 under letter agreements. The UARs are accounted for as liability awards under SFAS 123(R) since they will be settled with cash.

(3)	At December 31, 2007, the fair value of UARs granted to Mr. Barnett was $96 thousand.

(4)	At December 31, 2007, the fair value of UARs granted to each of Mr. Ross and Mr. Rampacek was $102 thousand.

(5)	Amounts primarily represent the quarterly cash distributions each independent director received from restricted unit awards prior to the vesting of such awards in November 2007.
          Neither we nor EPGP provide any additional compensation to employees of EPCO who serve as directors of EPGP. The employees of EPCO who served as directors of EPGP during 2007 were Messrs. Duncan, Creel, Fowler, Bachmann, Cunningham and Phillips.

          Currently, EPGP’s three independent directors, Messrs. Barnett, Ross and Rampacek, are provided cash compensation for their services as follows:
▪	Each independent director receives $75,000 in cash annually. Prior to August 2007, the annual retainer was $50,000 in cash and $25,000 worth of restricted units.

▪	If the individual serves as chairman of a committee of the Board of Directors, then he receives an additional $15,000 in cash annually.
          The independent directors of our general partner have also received unit-based compensation in the form of UARs. These awards consist of letter agreements with each of the independent directors and are not part of any established long-term incentive plan of the EPCO group of companies. The awards are based upon an incentive plan of EPE Holdings, and are made in the form of UAR grants for non-employee directors. The compensation expense associated with these awards is recognized by EPGP. These UARs entitle the directors to receive a cash amount in the future equal to the excess, if any, of the fair market value of Enterprise GP Holdings’ units (determined as of a future vesting date) over the grant date price of such units. If a director resigns prior to vesting, his UAR awards are forfeited.
          In August 2006, Mr. Barnett was granted 10,000 UARs under the letter agreement format. The grant date price of these rights was $35.71 per unit. These awards vest in August 2011 or on the date of certain qualifying events (as set forth in the form of grant). At December 31, 2007, the total fair value of these 10,000 UARs was $28 thousand, which was based on the following assumptions: (i) remaining life of award of four years; (ii) risk-free interest rate of 3.6%; (iii) an expected distribution yield on Enterprise GP Holdings’ units of 4.4%; and (iv) an expected unit price volatility of Enterprise GP Holdings’ units of 16.9%.
          In November 2006, Mr. Barnett was issued an additional 20,000 UARs and Mr. Ross and Mr. Rampacek were each granted 30,000 UARs under the letter agreement format. The grant date price of these UARs was $34.10 per unit. These awards vest in November 2011 or on the date of certain qualifying events (as set forth in the form of grant). At December 31, 2007, the total fair value of these 80,000 UARs was $272 thousand, which was based on the following assumptions: (i) remaining life of award of four years; (ii) risk-free interest rate of 3.6%; (iii) an expected distribution yield on Enterprise GP Holdings’ units of 4.4%; and (iv) an expected unit price volatility of Enterprise GP Holdings’ units of 16.9%.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
Security Ownership of Certain Beneficial Owners
          The following table sets forth certain information as of February 1, 2008, regarding each person known by our general partner to beneficially own more than 5% of our common units.

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class

Common units	Dan L. Duncan	— (1)	—%
	1100 Louisiana Street, 10th Floor Houston, Texas 77002

(1)	For a detailed listing of ownership amounts that comprise Mr. Duncan’s total beneficial ownership of our common units, see the table presented in the following section, “Security Ownership of Management,” within this Item 12.

Security Ownership of Management
     Enterprise Products Partners L.P. and Enterprise GP Holdings L.P.
          The following table sets forth certain information regarding the beneficial ownership of our common units and the units of Enterprise GP Holdings L.P. as of February 1, 2008 by:
▪	our Named Executive Officers;

▪	the current Directors of EPGP; and

▪	the current directors and executive officers of EPGP as a group.
          If an individual does not own any securities in the foregoing registrants, he is not listed in the following table.
          Enterprise GP Holdings owns 100% of the membership interests of EPGP. All information with respect to beneficial ownership has been furnished by the respective directors or officers. Each person has sole voting and dispositive power over the securities shown unless otherwise indicated below. The beneficial ownership amounts of certain individuals include options to acquire our common units that are exercisable within 60 days of the filing date of this annual report.
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

	Limited Partner Ownership Interests In
	Enterprise Products Partners L.P.		Enterprise GP Holdings L.P.
	Amount and		Amount and
	Nature Of		Nature Of
Name of	Beneficial	Percent of	Beneficial	Percent of
Beneficial Owner	Ownership	Class	Ownership	Class

Dan L. Duncan:
Units owned by EPCO:
Through DFI Delaware Holdings, L.P.	120,086,279	27.6%	—	—
Through Duncan Family Interests, Inc.	—	—	69,203,487	56.2%
Through Enterprise GP Holdings L.P.	13,454,498	3.1%	—	—
Through DFI GP Holdings L.P.	—	—	11,819,722	9.6%
Units owned by DD Securities LLC	487,100	*	3,745,673	3.0%
Units owned by Employee Partnerships (1)	—	—	6,283,479	5.1%
Units owned by family trusts (2)	13,008,241	3.0%	243,071	*
Units owned directly	949,927	*	—	—

Total for Dan L. Duncan	147,986,045	34.0%	91,295,432	74.1%
Richard H. Bachmann (3)	146,014	*	17,469	*
Michael A. Creel (3)	141,328	*	35,000	*
Dr. Ralph S. Cunningham (3)	45,106	*	4,000	*
W. Randall Fowler (3)	77,061	*	3,000	*
James H. Lytal (3)	103,325	*	5,000	*
A.J. Teague (3)	193,941	*	17,000	*
E. William Barnett	2,154	*	—	—
Rex C. Ross	24,285	*	5,400	*
Charles M. Rampacek	615	*	—	—
All current directors and executive officers of EPGP, as a group, (14 individuals in total) (4)	148,775,005	34.2%	91,422,501	74.2%

*	The beneficial ownership of each individual is less than 1% of the registrant’s common units outstanding.

(1)	As a result of EPCO’s ownership of the general partners of the Employee Partnerships, Mr. Duncan is deemed beneficial owner of the securities held by these entities.

(2)	Mr. Duncan is deemed beneficial owner of the securities held by certain family trusts, the beneficiaries of which are shareholders of EPCO.

(3)	These individuals are Named Executive Officers.

(4)	Cumulatively, this group’s beneficial ownership amount includes 150,000 options to acquire common units of Enterprise Products Partners L.P. that were issued under the 1998 Plan. These options are exercisable within 60 days of the filing date of this report.

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
     Duncan Energy Partners L.P.
          On February 5, 2007, Duncan Energy Partners, a consolidated subsidiary of ours, completed its initial public offering of 14,950,000 common units. Certain of our directors and executive officers purchased common units of Duncan Energy Partners in this offering. The following table presents the beneficial ownership of common units of Duncan Energy Partners by our directors, Named Executive Officers and all directors and officers of our general partner (as a group) at February 1, 2008.

	Duncan Energy Partners
	Amount
	And Nature Of
Name of	Beneficial	Percent of
Beneficial Owner	Ownership	Class
Dan L. Duncan:
Through EPO (1)	5,351,571	26.4%
Units owned by family trusts	103,100	*

Total for Dan L. Duncan	5,454,671	26.9%
Richard H. Bachmann (2,3)	10,172	*
Michael A. Creel (3)	7,500	*
Dr. Ralph S. Cunningham (3)	3,000	*
W. Randall Fowler (3,4)	2,000	*
Rex C. Ross	5,000	*
All current directors and executive officers of EPGP, as a group (14 individuals in total)	5,494,943	27.1%

*	The beneficial ownership of each individual is less than 1% of the registrant’s units outstanding.

(1)	The number of common units shown for Dan L. Duncan represents the final amount of common units issued to EPO in connection with its contribution of equity interests to Duncan Energy Partners in February 2007.

(2)	Mr. Bachmann is the Chief Executive Officer of Duncan Energy Partners.

(3)	These individuals are Named Executive Officers.

(4)	Mr. Fowler is the Chief Financial Officer of Duncan Energy Partners.

Securities Authorized for Issuance Under Equity Compensation Plans
          The following table sets forth certain information as of December 31, 2007 regarding the 1998 Plan, under which our common units are authorized for issuance to EPCO’s key employees and to directors of EPGP through the exercise of unit options.

Number of
units
remaining
available for
	Number of		future issuance
	units to	Weighted-	under equity
	be issued	average	compensation
	upon exercise	exercise price	plans (excluding
	of outstanding	of outstanding	securities
	common unit	common unit	reflected in
Plan Category	options	options	column (a)

	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
1998 Plan	2,315,000	$26.18	1,282,256
Equity compensation plans not approved by unitholders:
None.	—	—	—

Total for equity compensation plans	2,315,000	$26.18	1,232,256

(1)	Of the 2,315,000 unit options outstanding at December 31, 2007, 335,000 were immediately exercisable and an additional 285,000, 380,000, 510,000 and 805,000 options are exercisable in 2008, 2009, 2010 and 2011, respectively.
     1998 Plan
          The 1998 Plan is effective until either all available common units under the plan have been issued to participants or the earlier termination of the 1998 Plan by EPCO. The 1998 Plan also provides for the issuance of restricted common units, of which 1,688,540 were outstanding at December 31, 2007. During 2007, a total of 738,040 restricted unit awards were issued to key employees of EPCO and our independent directors. For additional information regarding the 1998 Plan, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Enterprise Products 2008 Long-Term Incentive Plan
          On January 29, 2008, the unitholders of Enterprise Products Partners approved the Enterprise Products 2008 Long-Term Incentive Plan (the “Incentive Plan”), which provides for awards of the Partnership’s common units and other rights to the Partnership’s non-employee directors and to consultants and employees of EPCO and its affiliates providing services to the Partnership. Awards under the Incentive Plan may be granted in the form of restricted units, phantom units, unit options, unit appreciation rights and distribution equivalent rights. The Incentive Plan will be administered by EPGP’s ACG Committee. Up to 10,000,000 of the Partnership’s common units may be granted as awards under the Incentive Plan, with such amount subject to adjustment as provided for under the terms of the plan.
          The exercise price of unit options or UARs awarded to participants will be determined by the ACG Committee (at its discretion) at the date of grant and may be no less than the fair market value of the option award as of the date of grant. The Incentive Plan may be amended or terminated at any time by the Board of Directors of EPCO or EPGP’s ACG Committee; however, any material amendment, such as a significant increase in the number of units available under the plan or a change in the types of awards available under the plan, would require the approval of the unitholders of the Partnership. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in awards under the plan in specified circumstances. The Incentive Plan is effective until January 29, 2018 or, if earlier, the time which all available units under the Incentive Plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
          The following information summarizes our business relationships and transactions with related parties during the year ended December 31, 2007. We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties. For additional information regarding our related party transactions, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Relationship with EPCO and affiliates
          We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not a part of our consolidated group of companies:
▪	EPCO and its private company subsidiaries;

▪	EPGP, our sole general partner;

▪	Enterprise GP Holdings, which owns and controls our general partner;

▪	the Employee Partnerships;

▪	TEPPCO, which is owned and controlled by Enterprise GP Holdings; and

▪	Energy Transfer Equity, an equity method investment of Enterprise GP Holdings.
          We also have an ongoing relationship with Duncan Energy Partners, the financial statements of which are consolidated with those of our own. Our transactions with Duncan Energy Partners are eliminated in consolidation.
          EPCO is a private company controlled by Dan L. Duncan, who is also a Director and Chairman of EPGP, our general partner. At December 31, 2007, EPCO and its affiliates beneficially owned 147,986,045 (or 34.0%) of our outstanding common units, which includes 13,454,498 of our common units owned by Enterprise GP Holdings. In addition, at December 31, 2007, EPCO and its affiliates beneficially owned 77.1% of the limited partner interests of Enterprise GP Holdings and 100% of its general partner, EPE Holdings. Enterprise GP Holdings owns all of the membership interests of EPGP. The principal business activity of EPGP is to act as our managing partner. The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.
          As our general partner, EPGP received cash distributions of $124.4 million from us during the year ended December 31, 2007. This amount includes incentive distributions of $107.4 million.
          We and EPGP are both separate legal entities apart from each other and apart from EPCO, Enterprise GP Holdings and their respective other affiliates, with assets and liabilities that are separate from those of EPCO, Enterprise GP Holdings and their respective other affiliates. EPCO and its private company subsidiaries and affiliates depend on the cash distributions they receive from us, Enterprise GP Holdings and other investments to fund their other operations and to meet their debt obligations. EPCO and its private company affiliates received $355.5 million in cash distributions from us and Enterprise GP Holdings during the year ended December 31, 2007.
          The ownership interests in us that are owned or controlled by Enterprise GP Holdings are pledged as security under its credit facility. In addition, substantially all of the ownership interests in us that are owned or controlled by EPCO and its affiliates, other than those interests owned by Enterprise GP Holdings, Dan Duncan LLC and certain trusts affiliated with Dan L. Duncan, are pledged as security under the credit facility of a private company affiliate of EPCO. This credit facility contains customary and other events of default relating to EPCO and certain affiliates, including Enterprise GP Holdings, TEPPCO and us.
          An affiliate of EPCO provides us trucking services for the transportation of NGLs and other products. For the year ended December 31, 2007, we paid this trucking affiliate $17.5 million for such services.
          We lease office space in various buildings from affiliates of EPCO. The rental rates in these lease agreements approximate market rates. For the year ended December 31, 2007, we paid EPCO $5.6 million for office space leases.
          EPCO Administrative Services Agreement. We have no employees. All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an administrative services agreement (the “ASA”). We, Duncan Energy Partners, Enterprise GP Holdings, TEPPCO and our respective general partners are parties to the ASA. The significant terms of the ASA are as follows:
▪	EPCO will provide selling, general and administrative services, and management and operating services, as may be necessary to manage and operate our businesses, properties and assets (all in accordance with prudent industry practices). EPCO will employ or otherwise retain the services of such personnel as may be necessary to provide such services.

▪	We are required to reimburse EPCO for its services in an amount equal to the sum of all costs and expenses incurred by EPCO which are directly or indirectly related to our business or activities (including expenses reasonably allocated to us by EPCO). In addition, we have agreed to pay all sales, use, excise, value added or similar taxes, if any, that may be applicable from time to time in respect of the services provided to us by EPCO.

▪	EPCO will allow us to participate as named insureds in its overall insurance program, with the associated premiums and other costs being allocated to us.
          Under the ASA, EPCO subleases to us (for $1 per year) certain equipment which it holds pursuant to operating leases and has assigned to us its purchase option under such leases (the “retained leases”). EPCO remains liable for the actual cash lease payments associated with these agreements. We record the full value of these payments made by EPCO on our behalf as a non-cash related party operating lease expense, with the offset to partners’ equity accounted for as a general contribution to our partnership. At December 31, 2007, the retained leases were for a cogeneration unit and approximately 100 railcars. Should we decide to exercise the purchase options associated with the retained leases, $2.3 million would be payable in 2008 and $3.1 million in 2016.
          Our operating costs and expenses for the year ended December 31, 2007 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees. We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets. Such reimbursements were $273.0 million during the year ended December 31, 2007.
          Likewise, our general and administrative costs for the year ended December 31, 2007 includes amounts we reimburse to EPCO for administrative services, including compensation of employees. In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs). Such reimbursements were $56.5 million during the year ended December 31, 2007.

          The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group. The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners and their respective general partners. With respect to potential conflicts, the ASA provides, among other things, that:
▪	If a business opportunity to acquire “equity securities” (as defined below) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), then Enterprise GP Holdings will have the first right to pursue such opportunity. The term “equity securities” is defined to include:
▪	general partner interests (or securities which have characteristics similar to general partner interests) or interests in “persons” that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

▪	incentive distribution rights and limited partner interests (or securities which have characteristics similar to incentive distribution rights or limited partner interests) in publicly traded partnerships or interests in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.
Enterprise GP Holdings will be presumed to want to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that it has abandoned the pursuit of such business opportunity. In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100 million, the decision to decline the acquisition will be made by the Chief Executive Officer of EPE Holdings after consultation with and subject to the approval of the ACG Committee of EPE Holdings. If the purchase price is reasonably likely to be less than $100 million, the Chief Executive Officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.

In the event that Enterprise GP Holdings abandons the acquisition and so notifies the EPCO Group, EPGP and DEP GP, Enterprise Products Partners will have the second right to pursue such acquisition. Enterprise Products Partners will be presumed to want to acquire the equity securities until such time as EPGP advises the EPCO Group and DEP GP that Enterprise Products Partners has abandoned the pursuit of such acquisition. In determining whether or not to pursue the acquisition, Enterprise Products Partners will follow the same procedures applicable to Enterprise GP Holdings, as described above but utilizing EPGP’s Chief Executive Officer and ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event Enterprise Products Partners abandons the acquisition opportunity for the equity securities and so notifies the EPCO Group and DEP GP, the EPCO Group may pursue the acquisition or offer the opportunity to TEPPCO (including TEPPCO GP) and their controlled affiliates, in either case, without any further obligation to any other party or offer such opportunity to other affiliates.

▪	If any business opportunity not covered by the preceding bullet point (i.e. not involving “equity securities”) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), or Duncan Energy Partners (including DEP GP), Enterprise Products Partners will have the first right to pursue such opportunity either for itself or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan

Energy Partners. It will be presumed that Enterprise Products Partners will pursue the business opportunity until such time as its general partner advises the EPCO Group, EPE Holdings and DEP GP that it has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100 million, any decision to decline the business opportunity will be made by the Chief Executive Officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP. If the purchase price or cost is reasonably likely to be less than $100 million, the Chief Executive Officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee.

In its sole discretion, Enterprise Products Partners may affirmatively direct such acquisition opportunity to Duncan Energy Partners. In the event this occurs, Duncan Energy Partners may pursue such acquisition.

In the event that Enterprise Products Partners abandons the business opportunity for itself and Duncan Energy Partners and so notifies the EPCO Group, EPE Holdings and DEP GP, Enterprise GP Holdings will have the second right to pursue such business opportunity. It will be presumed that Enterprise GP Holdings will pursue such acquisition until such time as its general partner declines such opportunity (in accordance with the procedures described above for Enterprise Products Partners) and advises the EPCO Group that it has abandoned the pursuit of such business opportunity. Should this occur, the EPCO Group may either pursue the business opportunity or offer the business opportunity to TEPPCO (including TEPPCO GP) and their controlled affiliates without any further obligation to any other party or offer such opportunity to other affiliates.
          None of Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group have any obligation to present business opportunities to TEPPCO (including TEPPCO GP) or their controlled affiliates. Likewise, TEPPCO (including TEPPCO GP) and their controlled affiliates have no obligation to present business opportunities to Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners or their respective general partners or the EPCO Group.
          Employee Partnerships. EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in such partnerships. Certain EPCO employees who work on behalf of us and EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution. The profits interest awards (i.e., the Class B limited partner interests) in the Employee Partnerships entitles each holder to participate in the appreciation in value of the Parent Company’s Units. For information regarding the Employee Partnerships, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.
     Relationship with TEPPCO
          TEPPCO became a related party to us in February 2005 in connection with the acquisition of TEPPCO GP by a private company subsidiary of EPCO. In May 2007, Enterprise GP Holdings purchased TEPPCO GP from this private company subsidiary of EPCO.
          We received $67.6 million from TEPPCO during the year ended December 31, 2007 from the sale of hydrocarbon products. We paid TEPPCO $19.4 million for NGL pipeline transportation and storage services during the year ended December 31, 2007.
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

          Prior to entering into the Jonah joint venture, we managed the construction of the Phase V expansion and funded the initial construction costs under a letter of intent we entered into in February 2006. In connection with the joint venture arrangement, we and TEPPCO plan to continue the Phase V expansion, which is expected to increase the capacity of the Jonah Gathering System from 1.5 Bcf/d to 2.4 Bcf/d and to significantly reduce system operating pressures, which we anticipate will lead to increased production rates and ultimate reserve recoveries. The first portion of the expansion, which has increased the system gathering capacity to 2.0 Bcf/d, was completed in July 2007 and the final phase of this expansion is expected to be completed by April 2008. The total anticipated cost of the Phase V expansion is expected to be approximately $505.0 million. We continue to manage the Phase V construction project.
          Since August 1, 2006, we and TEPPCO have equally shared in the construction costs of the Phase V expansion. TEPPCO has reimbursed us $261.6 million, which represents 50% of total Phase V costs incurred through December 31, 2007. We had a receivable of $9.9 million from TEPPCO at December 31, 2007 for Phase V expansion costs.
          TEPPCO was entitled to all distributions from the joint venture until specified milestones were achieved, at which point, we became entitled to receive 50% of the incremental cash flow from portions of the system placed in service as part of the expansion. Since the first phase of this expansion was reached in July 2007, we and TEPPCO have shared earnings based on a formula that takes into account our respective capital contributions, including expenditures by TEPPCO prior to the expansion.
          At December 31, 2007, we owned an approximate 19.4% interest in Jonah and TEPPCO owns 80.6%. We operate the Jonah system. We account for our investment in the Jonah joint venture using the equity method.
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
          In January 2007, we purchased a 10-mile segment of pipeline from TEPPCO located in the Houston area for $8.0 million. This pipeline segment is part of the DEP South Texas NGL Pipeline System that commenced operations in January 2007. In addition, we entered into a lease with TEPPCO for an 11-mile interconnecting pipeline located in the Houston area that is part of the DEP South Texas NGL Pipeline System. Although the primary term of the lease expired in September 2007, it is being renewed on a month-to-month basis until construction of a parallel pipeline is completed in early 2008. These transactions were in accordance with the Board-approved management authorization policy.
     Relationship with Energy Transfer Equity
          Enterprise GP Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007. As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.

          For the eight months ended December 31, 2007, we recorded $294.4 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities. We incurred $35.2 million in operating costs and expenses for the eight months ended December 31, 2007. We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP. Titan purchases substantially all of its propane requirements from us. The contract continues until March 31, 2010 and contains renewal and extension options. We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines. ETC OLP also sells natural gas to us.
Relationships with Unconsolidated Affiliates
          Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations. Since we and our affiliates hold ownership interests in these entities and directly or indirectly benefit from our related party transactions with such entities, they are presented here. The following information summarizes significant related party transactions with our current unconsolidated affiliates:
▪	We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility. Revenues from Evangeline were $268.0 million for the year ended December 31, 2007. In addition, we furnished $1.1 million in letters of credit on behalf of Evangeline at December 31, 2007.

▪	We pay Promix for the transportation, storage and fractionation of NGLs. In addition, we sell natural gas to Promix for its plant fuel requirements. For the year ended December 31, 2007, we recorded revenues of $17.3 million from Promix and paid Promix $30.4 million for its services to us.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $9.3 million for such services during the year ended December 31, 2007.
Relationship with Duncan Energy Partners
          In September 2006, we formed a consolidated subsidiary, Duncan Energy Partners, to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO. On February 5, 2007, this subsidiary completed its initial public offering of 14,950,000 common units at $21.00 per unit, which generated net proceeds to Duncan Energy Partners of $291.9 million. As consideration for assets contributed and reimbursement for capital expenditures related to these assets, Duncan Energy Partners distributed $260.6 million of these net proceeds to Enterprise Products Partners (along with $198.9 million in borrowings under its credit facility and a final amount of 5,351,571 common units of Duncan Energy Partners). Duncan Energy Partners used $38.5 million of net proceeds from the overallotment to redeem 1,950,000 of the 7,301,571 common units it had originally issued to Enterprise Products Partners, resulting in the final amount of 5,351,571 common units beneficially owned by Enterprise Products Partners. We used the cash received from Duncan Energy Partners to temporarily reduce amounts outstanding under EPO’s Multi-Year Revolving Credit Facility.
          In addition to the 34% direct ownership interest we retained in certain subsidiaries of Duncan Energy Partners, we also own the 2% general partner interest in Duncan Energy Partners and 26.4% of Duncan Energy Partners’ outstanding common units. EPO directs the business operations of Duncan Energy Partners through its control of Duncan Holdings, LLC (“DEP GP”). Certain of our officers and directors are also beneficial owners of common units of Duncan Energy Partners (see Item 12).
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
          For additional information regarding Duncan Energy Partners, see “Other Items — Initial Public Offering of Duncan Energy Partners” under Item 7 of this annual report.
          Omnibus Agreement. On February 5, 2007, EPO and Duncan Energy Partners entered into an Omnibus Agreement that governs our relationship with Duncan Energy Partners on the following matters:
▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

▪	reimbursement of certain expenditures incurred by DEP South Texas NGL and Mont Belvieu Caverns;

▪	a right of first refusal to EPO in Duncan Energy Partners’ current and future subsidiaries and a right of first refusal on the material assets of these entities, other than sales of inventory and other assets in the ordinary course of business; and

▪	a preemptive right with respect to equity securities issued by certain of Duncan Energy Partners’ subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.
          EPO has indemnified Duncan Energy Partners against certain pre-February 2007 environmental and related liabilities associated with the assets EPO contributed to Duncan Energy Partners at the time of its initial public offering. These liabilities include both known and unknown environmental and related liabilities. This indemnification obligation will terminate on February 5, 2010. There is an aggregate cap of $15.0 million on the amount of indemnity coverage. In addition, Duncan Energy Partners is not entitled to indemnification until the aggregate amount of claims it incurs exceeds $250 thousand. Liabilities resulting from a change of law after February 5, 2007 are excluded from the EPO environmental indemnity. In addition, EPO has indemnified Duncan Energy Partners for liabilities related to:
▪	certain defects in the easement rights or fee ownership interests in and to the lands on which any assets contributed to Duncan Energy Partners in connection with its initial public offering are located and failure to obtain certain consents and permits necessary to conduct its business that arise through February 5, 2010; and

▪	certain income tax liabilities attributable to the operation of the assets contributed to Duncan Energy Partners in connection with its initial public offering prior to February 5, 2007.
          The Omnibus Agreement may not be amended without the prior approval of the ACG Committee if the proposed amendment will, in the reasonable discretion of DEP GP, adversely affect holders of the it’s common units.

          Neither we, nor EPO and any of its affiliates are restricted under the Omnibus Agreement from competing with Duncan Energy Partners. Except as otherwise expressly agreed in the EPCO administrative services agreement, EPO and any of its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer Duncan Energy Partners the opportunity to purchase or construct those assets. These agreements are in addition to other agreements relating to business opportunities and potential conflicts of interest set forth in the administrative services agreement with EPO, EPCO and other affiliates of EPCO.
          Under the Omnibus Agreement, EPO agreed to make additional contributions to Duncan Energy Partners as reimbursement for its 66% share of any excess construction costs above (i) the $28.6 million of estimated capital expenditures to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated construction costs for additional brine production capacity and above-ground storage reservoir projects at Mont Belvieu, Texas. Both projects were underway at the time of Duncan Energy Partners’ initial public offering. In December 2007, EPO made contributions totaling $9.9 million to Duncan Energy Partners’ subsidiaries in connection with this provision of the Omnibus Agreement.
Review and Approval of Transactions with Related Parties
          Our partnership agreement and ACG Committee charter set forth policies and procedures for the review and approval of certain transactions with persons affiliated with or related to us. As further described below, our partnership agreement and ACG Committee charter set forth procedures by which related party transactions and conflicts of interest may be approved or resolved by our general partner or the ACG Committee. Under our partnership agreement, whenever a potential conflict of interest exists or arises between our general partner or any of its affiliates, on the one hand, and us, any of our subsidiaries or any partner, on the other hand, any resolution or course of action by our general partner or its affiliates in respect of such conflict of interest is permitted and deemed approved by all of our partners, and will not constitute a breach of our partnership agreement or any agreement contemplated by such agreement, or of any duty stated or implied by law or equity, if the resolution or course of action is or, by operation of the partnership agreement is deemed to be, fair and reasonable to us; provided that, any conflict of interest and any resolution of such conflict of interest will be conclusively deemed fair and reasonable to us if such conflict of interest or resolution is (i) approved by a majority of the members of our ACG Committee (“Special Approval”), or (ii) on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties.
          The ACG Committee (in connection with Special Approval) is authorized in connection with its resolution of any conflict of interest to consider:
▪	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

▪	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership);

▪	any customary or accepted industry practices and any customary or historical dealings with a particular person;

▪	any applicable generally accepted accounting or engineering practices or principles;

▪	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and

▪	such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

          The review and approval process of the ACG Committee, including factual matters that may be considered in determining whether a transaction is fair and reasonable, is generally governed by Section 7.9 of our partnership agreement. As discussed above, the ACG Committee’s Special Approval is conclusively deemed fair and reasonable to us under the partnership agreement.
          Related party transactions that do not occur under the ASA and that are not reviewed by the ACG Committee, as described above, may be subject to our general partner’s Board-approved written internal review and approval policies and procedures. These internal policies and procedures, which apply to related party transactions as well as transactions with unrelated parties, specify thresholds for our general partner’s officers and managers to authorize various categories of transactions, including purchases and sales of assets, expenditures, commercial and financial transactions and legal agreements. The specified thresholds for some categories of transactions are less than $120,000 and for others are substantially greater.
          In submitting a matter to the ACG Committee, the Board or the general partner may charge the committee with reviewing the transaction and providing the Board a recommendation, or it may delegate to the committee the power to approve the matter. When so engaged, the ACG Committee Charter provides that, unless the ACG Committee determines otherwise, the committee shall perform the following functions:
▪	Review a summary of the proposed transaction(s) that outlines (i) its terms and conditions (explicit and implicit), (ii) a brief history of the transaction, and (iii) the impact that the transaction will have on our unitholders and personnel, including earnings per unit and distributable cash flow.

▪	Review due diligence findings by management and make additional due diligence requests, if deemed necessary.

▪	Engage third-party independent advisors, where necessary, to provide committee members with comparable market values, legal advice and similar services directly related to the proposed transaction.

▪	Conduct interviews regarding the proposed transaction with the most knowledgeable company officials to ensure that the committee members have all relevant facts before rendering their judgment.
          On November 6, 2007, the ACG Committee charter was amended and restated. The amended and restated charter provides, among other things, that the ACG Committee will review and approve related-party transactions (i) for which Board approval is required by the partnership’s management authorization policy (generally, for transactions involving amounts greater than $100 million), (ii) where an officer or director of our general partner or of any partnership subsidiary is a party, (iii) when requested to do so by management of the partnership or the Board, or (iv) pursuant to the limited partnership agreement of the partnership or the limited liability company agreement of our general partner.
          In the normal course of business, our management routinely reviews all other related party transactions, including proposed asset purchases and business combinations and purchases and sales of product. As a matter of course, management reviews the terms and conditions of the proposed transactions, performs appropriate levels of due diligence and assesses the impact of the transaction on our partnership. In addition, the ACG Committee reviews a summary of all related party transactions with management on a quarterly basis where the amounts involved exceed $1.0 million and the underlying prices are not market-based. In connection with such review, the ACG Committee received no indication that such transactions were not fair and reasonable to the Company or that management of the Company improperly exercised its authority under our general partner’s written internal review and approval policies and procedures.

          The ACG Committee does not separately review individual transactions covered by our administrative services agreement with EPCO, which agreement and related allocation methods have been previously reviewed and approved by the ACG Committee and/or the Board. The administrative services agreement governs numerous day-to-day transactions between us and our subsidiaries and EPCO and its affiliates, including the provision by EPCO of administrative and other services to us and our subsidiaries and our reimbursement of costs for those services.
          During the year ended December 31, 2006, the ACG Committee reviewed and approved the purchase of the Pioneer plant from TEPPCO and Jonah Joint Venture with TEPPCO referenced elsewhere in this Item 13. All other transactions with related parties were either governed by the administrative services agreement or effected under our general partner’s written internal review and approval policies and procedures.
Director Independence
          Messrs. Barnett, Ross and Rampacek have been determined to be independent under the applicable NYSE listing standards and are independent under the rules of the SEC applicable to audit committees. For a discussion of independence standards applicable to the Board and factors considered by the Board in making its independence determinations, please refer to “Corporate Governance” and “ACG Committee” under Item 10 of this annual report.
Item 14. Principal Accountant Fees and Services.
          We have engaged Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) as our independent auditor. The following table summarizes fees we paid Deloitte & Touche for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	For Year Ended December 31,
	2007	2006
Audit Fees (1)	$3,825	$4,476
Audit-Related Fees (2)	79	13
Tax Fees (3)	341	297
All Other Fees (4)	n/a	n/a

(1)	Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements and internal controls over financial reporting, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

(3)	Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements and partnership tax planning.

(4)	All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. No such services were rendered by Deloitte & Touche during the last two years.
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
(a)(2) Financial Statement Schedules
          All schedules, have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(a)(3) Exhibits

2.1	Merger Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (incorporated by reference to Exhibit 2.1 to Form 8-K filed December 15, 2003).

2.2	Amendment No. 1 to Merger Agreement, dated as of August 31, 2004, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 7, 2004).

2.3	Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (incorporated by reference to Exhibit 2.2 to Form 8-K filed December 15, 2003).

2.4	Amendment No. 1 to Parent Company Agreement, dated as of April 19, 2004, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (incorporated by reference to Exhibit 2.1 to the Form 8-K filed April 21, 2004).

2.5	Purchase and Sale Agreement (Gas Plants), dated as of December 15, 2003, by and between El Paso Corporation, El Paso Field Services Management, Inc., El Paso Transmission, L.L.C., El Paso Field Services Holding Company and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 2.4 to Form 8-K filed December 15, 2003).

3.1	Certificate of Limited Partnership of Enterprise Products Partners L.P. (incorporated by reference to Exhibit 3.6 to Form 10-Q filed November 8, 2007).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 10, 2005).

3.3	First Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4	Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed November 8, 2007).

3.5	Limited Liability Company Agreement of Enterprise Products Operating LLC dated as of June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on August 8, 2007).

3.6	Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.7	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.8	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P. Form S-1 Registration Statement, Reg. No. 333-138371, filed November 2, 2006).

3.9	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K/A filed February 5, 2007).

3.10	First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K filed on January 3, 2008).

4.1	Form of Common Unit certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A; File No. 333-52537, filed July 21, 1998).

4.2	Indenture dated as of March 15, 2000, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2000).

4.3	First Supplemental Indenture dated as of January 22, 2003, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4, Reg. No. 333-102776, filed January 28, 2003).

4.4	Second Supplemental Indenture dated as of February 14, 2003, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 10-K filed March 31, 2003).

4.5	Third Supplemental Indenture dated as of June 30, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and U.S. Bank National Association, as successor Trustee (incorporated by reference to Exhibit 4.55 to Form 10-Q filed on August 8, 2007) .

4.6	Amended and Restated Revolving Credit Agreement dated as of November 19, 2007 among Enterprise Products Operating LLC, the financial institutions party thereto as lenders, Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, and SunTrust Bank, Mizuho Corporate Bank, Ltd. and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2007).

4.7	Amended and Restated Guaranty Agreement dated as of November 19, 2007 executed by Enterprise Products Partners L.P. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2007).

4.8	Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 6, 2004).

4.9	First Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 6, 2004).

4.10	Second Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 6, 2004).

4.11	Third Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 6, 2004).

4.12	Fourth Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Form 8-K filed on October 6, 2004).

4.13	Fifth Supplemental Indenture dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 3, 2005).

4.14	Sixth Supplemental Indenture dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 3, 2005).

4.15	Seventh Supplemental Indenture dated as of June 1, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.46 to Form 10-Q filed November 4, 2005).

4.16	Eighth Supplemental Indenture dated as of July 18, 2006 to Indenture dated October 4, 2004 among Enterprise Products Operating L.P., as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.2 to Form 8-K filed July 19, 2006).

4.17	Ninth Supplemental Indenture, dated as of May 24, 2007, by and among Enterprise Products Operating L.P., as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.18	Tenth Supplemental Indenture, dated as of June 30, 2007, by and among Enterprise Products Operating LLC, as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.54 to Form 10-Q filed August 8, 2007).

4.19	Eleventh Supplemental Indenture, dated as of September 4, 2007, by and among Enterprise Products Operating LLC, as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 5, 2007).

4.20	Global Note representing $350 million principal amount of 6.375% Series B Senior Notes due 2013 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4, Reg. No. 333-102776, filed January 28, 2003).

4.21	Global Note representing $500 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 31, 2003).

4.22	Global Notes representing $450 million principal amount of 7.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 25, 2001).

4.23	Global Note representing $500 million principal amount of 4.000% Series B Senior Notes due 2007 with attached Guarantee (incorporated by reference to Exhibit 4.14 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.24	Global Note representing $500 million principal amount of 5.600% Series B Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.17 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.25	Global Note representing $150 million principal amount of 5.600% Series B Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.18 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.26	Global Note representing $350 million principal amount of 6.650% Series B Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit 4.19 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.27	Global Note representing $500 million principal amount of 4.625% Series B Senior Notes due 2009 with attached Guarantee (incorporated by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

4.28	Global Note representing $250,000,000 principal amount of 5.00% Series B Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.31 to Form 10-Q filed on November 4, 2005).

4.29	Global Note representing $250,000,000 principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed on November 4, 2005).

4.30	Global Note representing $500,000,000 principal amount of 4.95% Senior Notes due 2010 with attached Guarantee (incorporated by reference to Exhibit 4.47 to Form 10-Q filed November 4, 2005).

4.31	Form of Junior Note, including Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K file July 19, 2006).

4.32	Global Note representing $800,000,000 principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 8, 2007).

4.33	Amended and Restated Credit Agreement dated as of June 29, 2005, among Cameron Highway Oil Pipeline Company, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005).

4.34	Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.35	First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (Incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.36	Purchase Agreement, dated as of July 12, 2006 between Cerrito Gathering Company, Ltd., Cerrito Gas Marketing, Ltd., Encinal Gathering, Ltd., as Sellers, Lewis Energy Group, L.P. as Guarantor, and Enterprise Products Partners L.P., as buyer (incorporated by reference to Exhibit 4.6 to Form 10-Q filed August 8, 2006).

10.1	Transportation Contract between Enterprise Products Operating L.P. and Enterprise Transportation Company dated June 1, 1998 (incorporated by reference to Exhibit 10.3 to Registration Statement Form S-1/A filed July 8, 1998).

10.2***	Enterprise Products 1998 Long-Term Incentive Plan, amended and restated as of November 9 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 8, 2007).

10.3***	Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 8, 2007).

10.4***	Form of Restricted Unit Grant under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 8, 2007).

10.5***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.6***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 28, 2007).

10.8***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.9***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.10***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.11***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).

10.12***	Form of Restricted Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed by Enterprise GP Holdings L.P. on August 11, 2005).

10.13***	Form of Phantom Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed by Enterprise GP Holdings L.P. on August 11, 2005).

10.14***	Form of Unit Appreciation Right Grant (Enterprise Products GP, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise GP Holdings on May 8, 2006).

10.15***	Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Proxy Statement filed on December 31, 2007).

10.16	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership L.P., TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, Limited Partnership, TEPPCO Midstream Companies, L.P., TCTM, L.P. and TEPPCO GP, Inc. dated January 30, 2007, but effective as of February 5, 2007 (incorporated by reference to Exhibit 10 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.17	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on February 28, 2007).

10.18	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.19	Omnibus Agreement, dated as of February 5, 2007 by and among Enterprise Products Operating L.P., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership, L.P., Enterprise Lou-Tex Propylene Pipeline L.P., Sabine Propylene Pipeline L.P., Acadian Gas, LLC, Mont Belvieu Caverns, LLC, South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.20	Contribution, Conveyance And Assumption Agreement dated as of February 5, 2007, by and among Enterprise Products Operating L.P., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC and DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.21	Agreement and Release, dated May 31, 2007, between EPCO, Inc. and Robert G. Phillips (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).

10.22	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.23	First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed August 8, 2007 by Duncan Energy Partners).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of subsidiaries as of February 1, 2008.

23.1#	Consent of Deloitte & Touche LLP dated February 28, 2008.

31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the December 31, 2007 annual report on Form 10-K.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P. for the December 31, 2007 annual report on Form 10-K.

32.1#	Section 1350 certification of Michael A. Creel for the December 31, 2007 annual report on Form 10-K.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2007 annual report on Form 10-K.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 29, 2008.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products GP, LLC, as general partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and
Principal Accounting Officer
          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 29, 2008.

Signature	Title (Position with Enterprise Products GP, LLC)

/s/ Dan L. Duncan Dan L. Duncan	Director and Chairman

/s/ Michael A. Creel Michael A. Creel	Director, President and Chief Executive Officer

/s/ W. Randall Fowler W. Randall Fowler	Director, Executive Vice President and Chief Financial Officer

/s/ Richard H. Bachmann Richard H. Bachmann	Director, Executive Vice President, Chief Legal Officer and Secretary

/s/ Dr. Ralph S. Cunningham Dr. Ralph S. Cunningham	Director

/s/ E. William Barnett E. William Barnett	Director

/s/ Charles M. Rampacek Charles M. Rampacek	Director

/s/ Rex C. Ross Rex C. Ross	Director

/s/ Michael J. Knesek Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer

Exhibit Index

Exhibits	Description of Exhibits
2.1	Merger Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (incorporated by reference to Exhibit 2.1 to Form 8-K filed December 15, 2003).

2.2	Amendment No. 1 to Merger Agreement, dated as of August 31, 2004, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 7, 2004).

2.3	Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (incorporated by reference to Exhibit 2.2 to Form 8-K filed December 15, 2003).

2.4	Amendment No. 1 to Parent Company Agreement, dated as of April 19, 2004, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (incorporated by reference to Exhibit 2.1 to the Form 8-K filed April 21, 2004).

2.5	Purchase and Sale Agreement (Gas Plants), dated as of December 15, 2003, by and between El Paso Corporation, El Paso Field Services Management, Inc., El Paso Transmission, L.L.C., El Paso Field Services Holding Company and Enterprise Products Operating L.P. (incorporated by reference to Exhibit 2.4 to Form 8-K filed December 15, 2003).

3.1	Certificate of Limited Partnership of Enterprise Products Partners L.P. (incorporated by reference to Exhibit 3.6 to Form 10-Q filed November 8, 2007).

3.2	Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 10, 2005).

3.3	First Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4	Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed November 8, 2007).

3.5	Limited Liability Company Agreement of Enterprise Products Operating LLC dated as of June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on August 8, 2007).

3.6	Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.7	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.8	Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P. Form S-1 Registration Statement, Reg. No. 333-138371, filed November 2, 2006).

3.9	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K/A filed February 5, 2007).

3.10	First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K filed on January 3, 2008).

4.1	Form of Common Unit certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1/A; File No. 333-52537, filed July 21, 1998).

4.2	Indenture dated as of March 15, 2000, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 10, 2000).

Exhibits	Description of Exhibits
4.3	First Supplemental Indenture dated as of January 22, 2003, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4, Reg. No. 333-102776, filed January 28, 2003).

4.4	Second Supplemental Indenture dated as of February 14, 2003, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 10-K filed March 31, 2003).

4.5	Third Supplemental Indenture dated as of June 30, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and U.S. Bank National Association, as successor Trustee (incorporated by reference to Exhibit 4.55 to Form 10-Q filed on August 8, 2007) .

4.6	Amended and Restated Revolving Credit Agreement dated as of November 19, 2007 among Enterprise Products Operating LLC, the financial institutions party thereto as lenders, Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, and SunTrust Bank, Mizuho Corporate Bank, Ltd. and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2007).

4.7	Amended and Restated Guaranty Agreement dated as of November 19, 2007 executed by Enterprise Products Partners L.P. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2007).

4.8	Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 6, 2004).

4.9	First Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 6, 2004).

4.10	Second Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 6, 2004).

4.11	Third Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 6, 2004).

4.12	Fourth Supplemental Indenture dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Form 8-K filed on October 6, 2004).

4.13	Fifth Supplemental Indenture dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 3, 2005).

4.14	Sixth Supplemental Indenture dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 3, 2005).

4.15	Seventh Supplemental Indenture dated as of June 1, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.46 to Form 10-Q filed November 4, 2005).

Exhibits	Description of Exhibits
4.16	Eighth Supplemental Indenture dated as of July 18, 2006 to Indenture dated October 4, 2004 among Enterprise Products Operating L.P., as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to exhibit 4.2 to Form 8-K filed July 19, 2006).

4.17	Ninth Supplemental Indenture, dated as of May 24, 2007, by and among Enterprise Products Operating L.P., as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.18	Tenth Supplemental Indenture, dated as of June 30, 2007, by and among Enterprise Products Operating LLC, as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.54 to Form 10-Q filed August 8, 2007).

4.19	Eleventh Supplemental Indenture, dated as of September 4, 2007, by and among Enterprise Products Operating LLC, as issuer, Enterprise Products Partners L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed on September 5, 2007).

4.20	Global Note representing $350 million principal amount of 6.375% Series B Senior Notes due 2013 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4, Reg. No. 333-102776, filed January 28, 2003).

4.21	Global Note representing $500 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 31, 2003).

4.22	Global Notes representing $450 million principal amount of 7.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 25, 2001).

4.23	Global Note representing $500 million principal amount of 4.000% Series B Senior Notes due 2007 with attached Guarantee (incorporated by reference to Exhibit 4.14 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).
4.24	Global Note representing $500 million principal amount of 5.600% Series B Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.17 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.25	Global Note representing $150 million principal amount of 5.600% Series B Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.18 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.16	Global Note representing $350 million principal amount of 6.650% Series B Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit 4.19 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.27	Global Note representing $500 million principal amount of 4.625% Series B Senior Notes due 2009 with attached Guarantee (incorporated by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

4.28	Global Note representing $250,000,000 principal amount of 5.00% Series B Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.31 to Form 10-Q filed on November 4, 2005).

4.29	Global Note representing $250,000,000 principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed on November 4, 2005).

4.30	Global Note representing $500,000,000 principal amount of 4.95% Senior Notes due 2010 with attached Guarantee (incorporated by reference to Exhibit 4.47 to Form 10-Q filed November 4, 2005).

4.31	Form of Junior Note, including Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K file July 19, 2006).

4.32	Global Note representing $800,000,000 principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 8, 2007).

4.33	Amended and Restated Credit Agreement dated as of June 29, 2005, among Cameron Highway Oil Pipeline Company, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005).

Exhibits	Description of Exhibits
4.34	Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.35	First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (Incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.36	Purchase Agreement, dated as of July 12, 2006 between Cerrito Gathering Company, Ltd., Cerrito Gas Marketing, Ltd., Encinal Gathering, Ltd., as Sellers, Lewis Energy Group, L.P. as Guarantor, and Enterprise Products Partners L.P., as buyer (incorporated by reference to Exhibit 4.6 to Form 10-Q filed August 8, 2006).

10.1	Transportation Contract between Enterprise Products Operating L.P. and Enterprise Transportation Company dated June 1, 1998 (incorporated by reference to Exhibit 10.3 to Registration Statement Form S-1/A filed July 8, 1998).

10.2***	Enterprise Products 1998 Long-Term Incentive Plan, amended and restated as of November 9 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 8, 2007).

10.3***	Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on November 8, 2007).

10.4***	Form of Restricted Unit Grant under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 8, 2007).

10.5***	EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.6***	First Amendment to EPE Unit L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.7***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 28, 2007).

10.8***	First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.9***	EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.10***	First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.11***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).

10.12***	Form of Restricted Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed by Enterprise GP Holdings L.P. on August 11, 2005).

10.13***	Form of Phantom Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed by Enterprise GP Holdings L.P. on August 11, 2005).

10.14***	Form of Unit Appreciation Right Grant (Enterprise Products GP, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise GP Holdings on May 8, 2006).

10.15	Fourth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise Products Partners L.P., Enterprise Products Operating L.P., Enterprise

Exhibits	Description of Exhibits
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

10.16	First Amendment to the Fourth Amended and Restated Administrative Services Agreement dated February 28, 2007 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on February 28, 2007).

10.17	Second Amendment to Fourth Amended and Restated Administrative Services Agreement dated August 7, 2007, but effective as of May 7, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.18	Omnibus Agreement, dated as of February 5, 2007 by and among Enterprise Products Operating L.P., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership, L.P., Enterprise Lou-Tex Propylene Pipeline L.P., Sabine Propylene Pipeline L.P., Acadian Gas, LLC, Mont Belvieu Caverns, LLC, South Texas NGL Pipelines, LLC (incorporated by reference to Exhibit 10.19 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.19	Contribution, Conveyance And Assumption Agreement dated as of February 5, 2007, by and among Enterprise Products Operating L.P., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC and DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.20	Agreement and Release, dated May 31, 2007, between EPCO, Inc. and Robert G. Phillips (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).

10.21	Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.22	First Amendment to Revolving Credit Agreement, dated as of June 30, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed August 8, 2007 by Duncan Energy Partners).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2007, 2006, 2005, 2004 and 2003.

21.1#	List of subsidiaries as of February 1, 2008.

23.1#	Consent of Deloitte & Touche LLP.

31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the December 31, 2007 annual report on Form 10-K.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P. for the December 31, 2007 annual report on Form 10-K.

32.1#	Section 1350 certification of Michael A. Creel for the December 31, 2007 annual report on Form 10-K.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2007 annual report on Form 10-K.

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. is 1-14323.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.