Form 10-Q
period 2008-03-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2008-05-12
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☑

There were 435,843,336 common units of Enterprise Products Partners L.P. outstanding at May 1, 2008.  These common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands)

	March 31,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$65,559	$39,722
Restricted cash	--	53,144
Accounts and notes receivable - trade, net of allowance for doubtful accounts
of $19,292 at March 31, 2008 and $21,659 at December 31, 2007	2,043,161	1,930,762
Accounts receivable - related parties	53,547	79,782
Inventories	288,798	354,282
Prepaid and other current assets	153,191	80,193
Total current assets	2,604,256	2,537,885
Property, plant and equipment, net	12,107,790	11,587,264
Investments in and advances to unconsolidated affiliates	857,535	858,339
Intangible assets, net of accumulated amortization of $364,273 at
March 31, 2008 and $341,494 at December 31, 2007	906,968	917,000
Goodwill	591,652	591,652
Deferred tax asset	3,194	3,522
Other assets, including restricted cash of $6,561 at March 31, 2008
and $17,871 at December 31, 2007	120,688	112,345
Total assets	$17,192,083	$16,608,007

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$198,948	$324,999
Accounts payable – related parties	23,542	24,432
Accrued product payables	2,303,288	2,227,489
Accrued expenses	65,087	47,756
Accrued interest	83,800	130,971
Other current liabilities	253,510	289,036
Total current liabilities	2,928,175	3,044,683
Long-term debt: (see Note 9)
Senior debt obligations – principal	6,219,500	5,646,500
Junior subordinated notes – principal	1,250,000	1,250,000
Other	48,996	9,645
Total long-term debt	7,518,496	6,906,145
Deferred tax liabilities	19,078	21,364
Other long-term liabilities	75,509	73,748
Minority interest	426,774	430,418
Commitments and contingencies
Partners’ equity:
Limited partners
Common units (434,208,873 units outstanding at March 31, 2008
and 433,608,763 units outstanding at December 31, 2007)	6,003,075	5,976,947
Restricted common units (1,634,463 units outstanding at March 31, 2008
and 1,688,540 units outstanding at December 31, 2007)	18,160	15,948
General partner	122,848	122,297
Accumulated other comprehensive income	79,968	16,457
Total partners’ equity	6,224,051	6,131,649
Total liabilities and partners’ equity	$17,192,083	$16,608,007

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per unit amounts)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues:
Third parties	$5,383,834	$3,258,612
Related parties	300,701	64,242
Total revenue	5,684,535	3,322,854
Costs and expenses:
Operating costs and expenses:
Third parties	5,134,584	3,040,533
Related parties	176,606	83,946
Total operating costs and expenses	5,311,190	3,124,479
General and administrative costs:
Third parties	3,463	3,575
Related parties	17,742	13,055
Total general and administrative costs	21,205	16,630
Total costs and expenses	5,332,395	3,141,109
Equity in income of unconsolidated affiliates	14,592	6,179
Operating income	366,732	187,924
Other income (expense):
Interest expense	(91,946)	(63,358)
Interest income	1,611	2,035
Other, net	(720)	(107)
Total other expense, net	(91,055)	(61,430)
Income before provision for income taxes
and minority interest	275,677	126,494
Provision for income taxes	(3,657)	(8,788)
Income before minority interest	272,020	117,706
Minority interest	(12,411)	(5,661)
Net income	$259,609	$112,045

Net income allocation: (see Note 10)
Limited partners’ interest in net income	$225,162	$85,049
General partner interest in net income	$34,447	$26,996

Earning per unit: (see Note 13)
Basic and diluted income per unit	$0.51	$0.20

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$259,609	$112,045
Other comprehensive income:
Cash flow hedges:
Foreign currency hedge losses	(1,197)	--
Net commodity financial instrument gains	93,017	3,967
Net interest rate financial instrument gains (losses)	(26,032)	10,512
Less: Amortization of cash flow financing hedges	(1,590)	(1,089)
Total cash flow hedges	64,198	13,390
Foreign currency translation adjustment	(423)	401
Change in funded status of Dixie benefit plans, net of tax	(264)	--
Total other comprehensive income	63,511	13,791
Comprehensive income	$323,120	$125,836

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
 (Dollars in thousands)

	For the Three Months
	Ended March 31,
	2008	2007
Operating activities:
Net income	$259,609	$112,045
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	133,922	119,492
Depreciation and amortization in general and administrative costs	1,924	1,597
Amortization in interest expense	130	132
Equity in income of unconsolidated affiliates	(14,592)	(6,179)
Distributions received from unconsolidated affiliates	28,576	16,947
Operating lease expense paid by EPCO, Inc.	527	526
Minority interest	12,411	5,661
Gain on sale of assets	(165)	(73)
Deferred income tax expense (benefit)	(913)	1,596
Changes in fair market value of financial instruments	662	104
Effect of pension settlement recognition	(114)	--
Net effect of changes in operating accounts (see Note 16)	(156,912)	168,903
Net cash flows provided by operating activities	265,065	420,751
Investing activities:
Capital expenditures	(624,096)	(614,035)
Contributions in aid of construction costs	6,833	39,145
Proceeds from sale of assets	119	91
Decrease in restricted cash	64,454	4,677
Cash used for business combinations	(1)	(312)
Investments in unconsolidated affiliates	(7,432)	(38,973)
Advances to unconsolidated affiliates	(8,446)	(5,514)
Cash used in investing activities	(568,569)	(614,921)
Financing activities:
Borrowings under debt agreements	1,508,999	1,088,000
Repayments of debt	(936,000)	(939,000)
Debt issuance costs	--	(510)
Distributions paid to partners	(251,914)	(233,145)
Distributions paid to minority interests	(16,083)	(1,053)
Net proceeds from initial public offering of Duncan Energy Partners reflected
as a contribution from minority interests (see Notes 1 and 2)	--	291,872
Other contributions from minority interests	28	7,965
Net proceeds from issuance of our common units	18,331	16,997
Settlement of interest rate swaps	6,251	--
Cash provided by financing activities	329,612	231,126
Effect of exchange rate changes on cash	(271)	(1,338)
Net change in cash and cash equivalents	26,108	36,956
Cash and cash equivalents, January 1	39,722	22,619
Cash and cash equivalents, March 31	$65,559	$58,237

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 10 for Unit History and Detail of Changes in Limited Partners’ Equity)
(Dollars in thousands)

	Limited	General
	Partners	Partner	AOCI	Total
Balance, December 31, 2007	$5,992,895	$122,297	$16,457	$6,131,649
Net income	225,162	34,447	--	259,609
Operating leases paid by EPCO, Inc.	516	11	--	527
Cash distributions to partners	(217,621)	(34,293)	--	(251,914)
Non-cash distributions	(1,220)	(25)	--	(1,245)
Net proceeds from sales of common units	17,651	360	--	18,011
Proceeds from exercise of unit options	314	6	--	320
Unit option reimbursements to EPCO, Inc.	(86)	--	--	(86)
Change in funded status of Dixie
benefit plans, net of tax	--	--	(264)	(264)
Amortization of unit-based awards	3,624	45	--	3,669
Foreign currency translation adjustment	--	--	(423)	(423)
Cash flow hedges	--	--	64,198	64,198
Balance, March 31, 2008	$6,021,235	$122,848	$79,968	$6,224,051

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

We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO, Inc. (“EPCO”).  We conduct substantially all of our business through our wholly owned subsidiary, Enterprise Products Operating LLC (“EPO”).  We are owned 98% by our limited partners and 2% by Enterprise Products GP, LLC (our general partner, referred to as “EPGP”).  EPGP is owned 100% by Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.”  The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.  We, EPGP, Enterprise GP Holdings, EPE Holdings and Dan Duncan LLC are affiliates and under common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”) and Enterprise Unit L.P. (“Enterprise Unit”), collectively, which are private company affiliates of EPCO.

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

Basis of Presentation

Our results of operations for the three months ended March 31, 2008 are not necessarily indicative of results expected for the full year.

Essentially all of our assets, liabilities, revenues and expenses are recorded at EPO’s level in our consolidated financial statements.  Enterprise Products Partners L.P. acts as guarantor of certain of EPO’s debt obligations.  See Note 17 for condensed consolidated financial information of EPO.

In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (Commission File No. 1-14323).

Note 2.  General Accounting Policies and Related Matters

Consolidation Policy

We evaluate our financial interests in companies to determine if they represent variable interest entities where we are the primary beneficiary.  If such criteria are met, we consolidate the financial statements of such businesses with those of our own.  Our financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling financial or equity interest, after the elimination of intercompany accounts and transactions.

If an investee is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3% and 50% and we exercise significant influence over the investee’s operating and financial policies.  For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20% and 50% and we exercise significant influence over the investee’s operating and financial policies.  In consolidation, we eliminate our proportionate share of profits and losses from transactions with our equity method unconsolidated affiliates to the extent such amounts are material and remain on our balance sheet (or those of our equity method investees) in inventory or similar accounts.

If our ownership interest in an investee does not provide us with either control or significant influence over the investee, we account for the investment using the cost method.

Dixie Employee Benefit Plans

Dixie Pipeline Company (“Dixie”), a consolidated subsidiary of EPO, directly employs the personnel that operate its pipeline system.  Certain of these employees are eligible to participate in Dixie’s defined contribution plan and pension and postretirement benefit plans.  Dixie contributed $0.1 million to its company-sponsored defined contribution plan during each of the three month periods ended March 31, 2008 and 2007. Dixie’s net pension benefit costs were $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  Dixie’s net postretirement benefit costs were $0.1 million for each of the three month periods ended March 31, 2008 and 2007.  During the remainder of 2008, Dixie expects to contribute approximately $0.3 million to its postretirement benefit plan and approximately $0.5 million to its pension plan.

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

At March 31, 2008 and December 31, 2007, our accrued liabilities for environmental remediation projects totaled $24.7 million and $26.5 million, respectively.  These amounts were derived from a range of reasonable estimates based upon studies and site surveys.  Unanticipated changes in circumstances and/or legal requirements could result in expenses being incurred in future periods in addition to an increase in actual cash required to remediate contamination for which we are responsible.

Estimates

Preparing our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts presented in the financial statements (i.e. assets, liabilities, revenue and expenses) and disclosures about contingent assets and liabilities.  Our actual results could differ from these estimates.  On an ongoing basis, management reviews its estimates based on currently available information.  Changes in facts and circumstances may result in revised estimates.

We revised the remaining useful lives of certain assets, most notably the assets that constitute our Texas Intrastate System, effective January 1, 2008.  This change in estimate adjusted the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since our original estimates made in September 2004.  These revisions will prospectively reduce our depreciation expense on assets having carrying values totaling $2.7 billion at March 31, 2008.  For additional information regarding this change in estimate, see Note 6.

Minority Interest

As presented in our Unaudited Condensed Consolidated Balance Sheets, minority interest represents third-party and affiliate ownership interests in the net assets of our consolidated subsidiaries.  For financial reporting purposes, the assets and liabilities of our controlled subsidiaries, including Duncan Energy Partners, are consolidated with those of our own, with any third-party or affiliate ownership interests in such amounts presented as minority interest.

At March 31, 2008 and December 31, 2007, minority interest includes $286.8 million and $288.6 million, respectively, attributable to third party owners of Duncan Energy Partners.  Minority interest expense for the three months ended March 31, 2008 and 2007 includes $4.4 million and $2.8 million, respectively, attributable to third party owners of Duncan Energy Partners.

Contributions from minority interests for the three months ended March 31, 2007 includes $291.9 million received from third parties in connection with the initial public offering of Duncan Energy Partners in February 2007 (ultimate net proceeds were $290.5 million).

Recent Accounting Developments

Certain provisions of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” became effective for us on January 1, 2008.  See Note 4 for information regarding new fair value-related disclosures required in connection with SFAS 157.

During the first quarter of 2008, SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” was issued.  SFAS 161 requires enhanced disclosures regarding (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 requires disclosure of (i) the fair values of derivative instruments and their gains and losses in a tabular format, (ii) derivative features that are credit risk-related and (iii) cross-referencing within the financial statement footnotes to locate important information about derivative instruments.  SFAS 161 is effective for us on January 1, 2009.  Management is currently evaluating the impact that SFAS 161 will have on our financial statement disclosures.  At present, we do not believe that this standard will impact how we record financial instruments.

Also during the first quarter of 2008, Emerging Issues Task Force Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-4”) was issued.  This guidance prescribes the manner in which a master limited partnership (“MLP”) should allocate and present earnings per unit using the two-class method set forth in SFAS 128, “Earnings Per Share.”  Under the two-class method, current period earnings are allocated to the general partner (including earnings attributable to any embedded incentive distribution rights) and limited partners according to the distribution formula for available cash set forth in the MLP’s partnership agreement.  EITF 07-4 is effective for us on January 1, 2009.  Management is currently evaluating the impact that EITF 07-4 will have on our earnings per unit computations and disclosures.

Note 3.  Accounting for Unit-Based Awards

We account for unit-based awards in accordance with SFAS 123(R), “Share-Based Payment.”  SFAS 123(R) requires us to recognize compensation expense related to unit-based awards based on the fair value of the award at grant date.  The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant. The fair value of other unit-based awards is estimated using the Black-Scholes option pricing model.  The fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards (such as unit appreciation rights (“UARs”)) is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period.  Liability-type awards are cash settled upon vesting.

The following table summarizes our compensation amounts by plan during each of the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
EPCO 1998 Long-Term Incentive Plan (“1998 Plan”)
Unit options	$158	$193
Restricted units	1,508	1,274
Total 1998 Plan	1,666	1,467
Employee Partnerships	1,183	502
DEP GP UARs	--	10
Total consolidated expense	$2,849	$1,979

1998 Plan

The 1998 Plan provides for the issuance of up to 7,000,000 of our common units.   After giving effect to outstanding option awards at March 31, 2008 and the issuance and forfeiture of restricted unit awards through March 31, 2008, a total of 1,418,833 additional common units could be issued under the 1998 Plan.

     Unit option awards.  Under the 1998 Plan, non-qualified incentive options to purchase a fixed number of our common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us.  The following table presents unit option activity under the 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	Average
		average	Remaining	Aggregate
	Number of	strike price	Contractual	Intrinsic
	Units	(dollars/unit)	term (in years)	Value (1)
Outstanding at December 31, 2007	2,315,000	$26.18
Exercised	(10,000)	$22.76
Forfeited or terminated	(85,000)	$26.72
Outstanding at March 31, 2008	2,220,000	$26.17	7.47	$2,491
Options exercisable at:
March 31, 2008	325,000	$22.03	3.70	$2,491

(1) Aggregate intrinsic value reflects fully vested unit options at March 31, 2008.

The total intrinsic value of unit options exercised during the three months ended March 31, 2008 was $0.1 million.  At March 31, 2008, there was an estimated $2.5 million of total unrecognized compensation cost related to nonvested unit options granted under the 1998 Plan.  We expect to recognize our share of this cost over a weighted-average period of 2.7 years in accordance with the EPCO administrative services agreement.

During the three months ended March 31, 2008 and 2007, we received cash of $0.3 million and $4.2 million, respectively, from the exercise of unit options. Conversely, our option-related reimbursements to EPCO were $0.1 million and $1.6 million, respectively.

Restricted unit awards. Under the 1998 Plan, we may also issue restricted common units to key employees of EPCO and directors of our general partner.  The following table summarizes information regarding our restricted common units for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2007	1,688,540
Granted (2)	5,000	$25.34
Forfeited	(56,577)	$25.57
Vested	(2,500)	$23.79
Restricted units at March 31, 2008	1,634,463

(1) Determined by dividing the aggregate grant date fair value of awards (including an allowance for forfeitures) by the number of awards issued.
(2) Aggregate grant date fair value of restricted common unit awards issued during 2008 was $0.1 million based on a grant date market price of our common units of $30.53 per unit and an estimated forfeiture rate of 17.0%.

The total fair value of our restricted unit awards that vested during the three months ended March 31, 2008 was $0.1 million.  As of March 31, 2008, there was $22.9 million of total unrecognized compensation cost related to restricted common units.  We will recognize our share of such costs in accordance with the EPCO administrative services agreement.  At March 31, 2008, these costs are expected to be recognized over a weighted-average period of 2.2 years.

Phantom unit awards.  The 1998 Plan also provides for the issuance of phantom unit awards.  These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award.  No phantom unit awards have been issued to date under the 1998 Plan.

  Enterprise Products 2008 Long-Term Incentive Plan

On January 29, 2008, our unitholders approved the Enterprise Products 2008 Long-Term Incentive Plan (the “2008 LTIP”), which provides for awards of our common units and other rights to our non-employee directors and to consultants and employees of EPCO and its affiliates providing services to us. Awards under the 2008 LTIP may be granted in the form of restricted units, phantom units, unit options, UARs and distribution equivalent rights. The 2008 LTIP will be administered by EPGP’s Audit, Conflicts and Governance (“ACG”) Committee. Up to 10,000,000 of our common units may be granted as awards under the plan, with such amount subject to adjustment.

The exercise price of unit options or UARs awarded to participants will be determined by the ACG Committee (at its discretion) at the date of grant and may be no less than the fair market value of our common units at the date of grant. The 2008 LTIP may be amended or terminated at any time by the Board of Directors of EPCO or EPGP’s ACG Committee; however, the rules of the NYSE require that any material amendment, such as a significant increase in the number of common units available under the plan or a change in the types of awards available under the plan, would require the approval of our unitholders. The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in, awards under the plan in specified circumstances. The 2008 LTIP is effective until the earlier of January 29, 2018 or the time which all available units under the incentive plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee.  As of March 31, 2008, no awards have been issued under the 2008 LTIP.

Employee Partnerships

EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in the Employee Partnerships.  Currently, there are four Employee Partnerships: EPE Unit I, EPE Unit II, EPE Unit III and Enterprise Unit.  EPE Unit I was formed in August 2005 in connection with Enterprise GP Holdings’ initial public offering and EPE Unit II was formed in December 2006.  EPE Unit III was formed in May 2007 and Enterprise Unit was formed in February 2008.  For a detailed description of EPE Unit I, EPE Unit II and EPE Unit III, see our Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, there was $25.5 million of total unrecognized compensation cost related to the four Employee Partnerships.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement over a weighted-average period of 3.7 years.

On February 20, 2008, EPCO formed Enterprise Unit to serve as an incentive arrangement for certain employees of EPCO through a “profits interest” in Enterprise Unit.  On that date, EPCO Holdings, Inc. (“EPCO Holdings”) agreed to contribute $18.0 million in the aggregate (the “Initial Contribution”) to Enterprise Unit and was admitted as the Class A limited partner.  Certain key employees of EPCO, including our Chief Executive Officer and Chief Financial Officer, were issued Class B limited partner interests and admitted as Class B limited partners of Enterprise Unit without any capital contributions.  EPCO Holdings may make capital contributions to Enterprise Unit in addition to its Initial Contribution.  It is currently anticipated that EPCO Holdings will contribute up to an additional $33.0 million to Enterprise Unit; however, EPCO Holdings has no legal obligation to make such additional contributions and may ultimately contribute more or less than this amount to Enterprise Unit.  EPCO Holdings has contributed $23.4 million to Enterprise Unit through April 30, 2008.

As with the awards granted in connection with the other Employee Partnerships, these awards are designed to provide additional long-term incentive compensation for such employees.  The profits interest awards (or Class B limited partner interests) in Enterprise Unit entitle the holder to participate in the appreciation in value of Enterprise GP Holdings’ units and our common units and are subject to forfeiture.

An allocated portion of the fair value of these equity awards will be charged to us under the EPCO administrative services agreement as a non-cash expense.  We will not reimburse EPCO, Enterprise Unit or any of their affiliates or partners, through the administrative services agreement or otherwise, in cash for any expenses related to Enterprise Unit, including the Initial Contribution by EPCO Holdings.

The Class B limited partner interests in Enterprise Unit that are owned by EPCO employees are subject to forfeiture if the participating employee’s employment with EPCO and its affiliates is terminated prior to February 20, 2014, with customary exceptions for death, disability and certain retirements.  The risk of forfeiture associated with the Class B limited partner interests in Enterprise Unit will also lapse upon certain change of control events.

Unless otherwise agreed to by EPCO, EPCO Holdings and a majority in interest of the Class B limited partners of Enterprise Unit, Enterprise Unit will terminate at the earlier of February 20, 2014 (six years from the date of the agreement) or a change in control of us or Enterprise GP Holdings.  Enterprise Unit has the following material terms regarding its quarterly cash distribution to partners:

▪
Distributions of cash flow – Each quarter, 100% of the cash distributions received by Enterprise Unit from Enterprise GP Holdings and us will be distributed to the Class A limited partner until EPCO Holdings has received an amount equal to the Class A preferred return (as defined below), and any remaining distributions received by Enterprise Unit will be distributed to the Class B limited partners.  The Class A preferred return equals the Class A capital base (as defined below) multiplied by 5.0% per annum.  The Class A limited partner’s capital base equals the amount of any contributions of cash or cash equivalents made by the Class A limited partner to Enterprise Unit, plus any unpaid Class A preferred return from prior periods, less any distributions made by Enterprise Unit of proceeds from the sale of units owned by Enterprise Unit (as described below).

▪
Liquidating Distributions – Upon liquidation of Enterprise Unit, units having a fair market value equal to the Class A limited partner capital base will be distributed to EPCO Holdings, plus any accrued Class A preferred return for the quarter in which liquidation occurs.  Any remaining units will be distributed to the Class B limited partners.

▪
Sale Proceeds – If Enterprise Unit sells any units that it beneficially owns, the sale proceeds will be distributed to the Class A limited partner and the Class B limited partners in the same manner as liquidating distributions described above.

DEP GP UARs

The non-employee directors of DEP GP, the general partner of Duncan Energy Partners, have been granted UARs in the form of letter agreements.  These UARs are accounted for similar to liability awards under SFAS 123(R) since they will be settled with cash. As of March 31, 2008 and December 31, 2007, we had a total of 90,000 outstanding UARs granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  The grant date fair value with respect to these UARs is based on an Enterprise GP Holdings’ unit price of $36.68.

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

Fair Value Hedges – Interest Rate Swaps. As summarized in the following table, we had nine interest rate swap agreements outstanding at March 31, 2008 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Value (2)
Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 6.53%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 5.07%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.13%	$600 million
(1) The variable rate indicated is the all-in variable rate for the current settlement period.
(2) In April 2008, the interest rate swap associated with Senior Notes B was settled and we received $1.8 million of cash.  In addition, in April 2008 we settled two swaps, each with a notional value of $100.0 million, associated with Senior Notes G and C and we received cash of $5.4 million and $4.8 million, respectively.

The aggregate fair value of these nine interest rate swaps at March 31, 2008 was an asset of $48.7 million, with an offsetting decrease in the fair value of the underlying debt.  There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended March 31, 2008 and 2007 includes a $0.8 million loss and a $2.3 million loss, respectively, resulting from these swap agreements.

In February 2008, we terminated two interest rate swaps, each with a notional value of $100.0 million, related to our Senior Notes K and received $6.3 million of cash.  This amount will be amortized to earnings as a reduction in interest expense over the remaining life of the underlying debt.

Cash Flow Hedges – Interest Rate Swaps. Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at March 31, 2008 that were accounted for as cash flow hedges.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	2.67% to 4.62%	$175.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

We recognized a $60 thousand benefit from these swap agreements during the three months ended March 31, 2008.  The aggregate fair value of these interest rate swaps at March 31, 2008 and December 31, 2007 was a liability of $9.0 million and $3.8 million, respectively. As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, we expect to reclassify $3.9 million of this loss to earnings as an increase in interest expense.

Cash Flow Hedges – Treasury Locks. At times, we may use treasury lock financial instruments to hedge the underlying U.S. treasury rates related to our anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.   Each of our treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

In connection with our issuance of Senior Notes M and N in April 2008 (see Note 18), we terminated all of our outstanding treasury lock financial instruments.  On March 31, 2008, we terminated treasury locks having a notional value of $350.0 million and recognized an other comprehensive loss of $27.7 million.  On April 1, 2008, we terminated the remaining treasury locks, which had an aggregate notional value of $250.0 million.  As a result, we will recognize an additional other comprehensive loss of $12.7 million during the second quarter of 2008.

With respect to our treasury lock transactions (including those terminated in prior periods), we will reclassify $3.3 million of net gains to earnings as a decrease in interest expense over the next twelve months.

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

At March 31, 2008 and December 31, 2007, the fair value of our commodity financial instrument portfolio, which primarily consisted of cash flow hedges, was an asset of $68.3 million and a liability of $19.3 million, respectively.  The change in fair value of this portfolio between March 31, 2008 and December 31, 2007 is primarily due to an increase in natural gas prices.

During the three months ended March 31, 2008, we recorded a loss of $3.8 million related to our commodity financial instruments, which was offset by ineffectiveness of $2.8 million (a benefit).  During the three months ended March 31, 2007, we recorded a loss of $2.6 million related to our commodity financial instruments.  No ineffectiveness was recorded during the three months ended March 31, 2007.  These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings in 2008.

Foreign Currency Hedging Program

We are exposed to foreign currency exchange rate risk primarily through our Canadian NGL marketing subsidiary.  As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  As of March 31, 2008, $1.6 million of these exchange contracts were outstanding, all of which settled in April 2008.

Adoption of SFAS 157 - Fair Value Measurements

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities. We will adopt the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.

Our fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability.   These assumptions include estimates of risk. Recognized valuation techniques employ inputs such as product prices, operating costs, discount factors and business growth rates.   These inputs may be either readily observable, corroborated by market data, or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.  Accordingly, we utilize valuation techniques (such as the market approach) that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 established a three-tier hierarchy that classifies fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the SFAS 157 hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur in sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the NYSE or New York Mercantile Exchange).  Level 1 primarily consists of financial assets and liabilities such as exchange-traded financial instruments, publicly-traded equity securities and U.S. government treasury securities.

▪
Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value of money, volatility factors for stocks, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are validated by inputs other than quoted prices (e.g., interest rates and yield curves at commonly quoted intervals).  Level 2 includes non-exchange-traded instruments such as over-the-counter forward contracts, options, and repurchase agreements.

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally-developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at March 31, 2008.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.  At March 31, 2008 there were no Level 1 financial assets or liabilities.

	Level 2	Level 3	Total
Financial assets:
Commodity financial instruments	$75,394	$--	$75,394
Foreign currency financial instruments	111	--	111
Interest rate financial instruments	48,748	--	48,748
Total	$124,253	$--	$124,253

Financial liabilities:
Commodity financial instruments	$4,490	$2,634	$7,124
Foreign currency financial instruments	18	--	18
Interest rate financial instruments	12,744	--	12,744
Total	$17,252	$2,634	$19,886

Fair values associated with our interest rate, commodity and foreign currency financial instrument portfolios were developed using available market information and appropriate valuation techniques in accordance with SFAS 157.

The following table sets forth a reconciliation of changes in the fair value of our net financial assets and liabilities classified as Level 3 in the fair value hierarchy:

Net
Commodity
Financial
Instruments
Beginning balance, January 1, 2008	$(4,660)
Total gains (losses) included in:
Net income (1)	(2,254)
Other comprehensive income	2,419
Purchases, issuances, settlements	1,861
Transfer in/out of Level 3	--
Ending balance, March 31, 2008	$(2,634)

Net unrealized losses included in net income
for the quarter relating to instruments still held	393
at March 31, 2008 (1)	$393

(1) At March 31, 2008, total commodity financial instrument losses included in net income were $2.3 million, of which $0.4 million were unrealized. These amounts were recognized in revenues on our Unaudited Condensed Statement of Consolidated Operations for the three months ended March 31, 2008.

Note 5.  Inventories

Our inventory amounts were as follows at the dates indicated:

	March 31,	December 31,
	2008	2007
Working inventory (1)	$279,225	$342,589
Forward-sales inventory (2)	9,573	11,693
Total inventory	$288,798	$354,282

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

Operating costs and expenses, as presented on our Unaudited Condensed Statements of Consolidated Operations, include cost of sales amounts related to the sale of inventories.  Our cost of sales amounts were $4.9 billion and $2.8 billion for the three months ended March 31, 2008 and 2007, respectively.

Due to fluctuating commodity prices in the NGL, natural gas and petrochemical industry, we recognize lower of cost or market (“LCM”) adjustments when the carrying value of our inventories exceed their net realizable value.  These non-cash charges are a component of cost of sales in the period they are recognized. For the three months ended March 31, 2008 and 2007, we recognized LCM adjustments of approximately $4.2 million and $11.0 million, respectively.

Note 6.  Property, Plant and Equipment

Our property, plant and equipment values and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2008	2007
Plants and pipelines (1)	3-35 (5)	$11,395,021	$10,884,819
Underground and other storage facilities (2)	5-35 (6)	727,668	720,795
Platforms and facilities (3)	20-31	634,645	637,812
Transportation equipment (4)	3-10	33,210	32,627
Land		49,821	48,172
Construction in progress		1,288,212	1,173,988
Total		14,128,577	13,498,213
Less accumulated depreciation		2,020,787	1,910,949
Property, plant and equipment, net		$12,107,790	$11,587,264

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Depreciation expense (1)	$109,843	$94,980
Capitalized interest (2)	$18,112	$20,742

(1) Depreciation expense is a component of operating costs and expenses as presented in our Unaudited Condensed Statements of Consolidated Operations.
(2) Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

We reviewed assumptions underlying the estimated remaining useful lives of certain of our assets during the first quarter of 2008.  As a result of our review, effective January 1, 2008, we revised the remaining useful lives of these assets, most notably the assets that constitute our Texas Intrastate System.  This change in estimate increased the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since our original estimates made in September 2004.  These revisions will prospectively reduce our depreciation expense on assets having carrying values totaling $2.7 billion as of March 31, 2008.  On average, we extended the life of these assets by 3.1 years.  As a result of this change in estimate, depreciation expense included in operating income and net income for the three months ended March 31, 2008 decreased by approximately $5.0 million, which increased our earnings per unit by $0.02 from what it would have been absent the change.

Asset retirement obligations

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation or a combination of these factors.  The following table summarizes amounts recognized in connection with AROs since December 31, 2007:

ARO liability balance, December 31, 2007	$40,614
Liabilities incurred	384
Liabilities settled	(4,906)
Revisions in estimated cash flows	160
Accretion expense	659
ARO liability balance, March 31, 2008	$36,911

Property, plant and equipment at March 31, 2008 and December 31, 2007 include $8.5 million and $10.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

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

	Ownership
	Percentage at
	March 31,	March 31,	December 31,
	2008	2008	2007
NGL Pipelines & Services:
Venice Energy Service Company L.L.C. (“VESCO”) (1)	13.1%	$33,706	$40,129
K/D/S Promix, L.L.C. (“Promix”)	50%	50,068	51,537
Baton Rouge Fractionators LLC (“BRF”)	32.3%	25,372	25,423
Onshore Natural Gas Pipelines & Services:
Jonah Gas Gathering Company (“Jonah”)	19.4%	246,941	235,837
Evangeline (2)	49.5%	3,916	3,490
Offshore Pipelines & Services:
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	57,904	58,423
Cameron Highway Oil Pipeline Company (“Cameron Highway”)	50%	257,176	256,588
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50%	107,646	111,221
Neptune Pipeline Company, L.L.C. (“Neptune”)	25.7%	54,145	55,468
Nemo Gathering Company, LLC (“Nemo”)	33.9%	2,944	2,888
Petrochemical Services:
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30%	13,621	13,282
La Porte (3)	50%	4,096	4,053
Total		$857,535	$858,339

(1) Our investment in VESCO has decreased since December 31, 2007 partially due to $4.0 million of expense associated with certain repair projects.
(2) Refers to our ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.
(3) Refers to our ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts we acquire.  Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates.  At March 31, 2008 and December 31, 2007, our investments in Promix, La Porte, Neptune, Poseidon, Cameron Highway and Jonah included excess cost amounts totaling $44.4 million and $43.8 million, respectively.  These amounts are attributable to the excess of the fair value of each entity’s tangible assets over their respective book carrying values at the time we acquired an interest in each entity. Amortization of such excess cost amounts was $0.5 million during each of the three month periods ended March 31, 2008 and 2007.

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
NGL Pipelines & Services	$(2,310)	$591
Onshore Natural Gas Pipelines & Services	5,827	1,029
Offshore Pipelines & Services	10,718	4,075
Petrochemical Services	357	484
Total	$14,592	$6,179

Summarized Financial Information of Unconsolidated Affiliates

The following table presents unaudited income statement data for our current unconsolidated affiliates, aggregated by business segment, for the periods indicated (on a 100% basis).

	Summarized Income Statement Information for the Three Months Ended
	March 31, 2008			March 31, 2007
		Operating	Net		Operating	Net
	Revenues	Income (Loss)	Income	Revenues	Income	Income
NGL Pipelines & Services	$68,616	$(93)	$54	$41,732	$3,260	$3,829
Onshore Natural Gas Pipelines & Services	117,594	30,955	29,730	108,898	21,615	20,313
Offshore Pipelines & Services	43,224	26,311	25,337	37,193	19,718	12,336
Petrochemical Services	5,356	1,483	1,488	5,553	1,887	1,911

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	March 31, 2008			December 31, 2007
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services	$520,025	$(156,387)	$363,638	$520,025	$(146,954)	$373,071
Onshore Natural Gas Pipelines & Services	476,298	(117,818)	358,480	463,551	(109,399)	354,152
Offshore Pipelines & Services	207,012	(78,382)	128,630	207,012	(73,954)	133,058
Petrochemical Services	67,906	(11,686)	56,220	67,906	(11,187)	56,719
Total	$1,271,241	$(364,273)	$906,968	$1,258,494	$(341,494)	$917,000

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
NGL Pipelines & Services	$9,433	$9,244
Onshore Natural Gas Pipelines & Services	8,419	8,155
Offshore Pipelines & Services	4,429	5,082
Petrochemical Services	498	498
Total	$22,779	$22,979

For the remainder of 2008, amortization expense associated with our intangible assets is currently estimated at $65.6 million.

Goodwill

The following table summarizes our goodwill amounts by segment at the dates indicated:

	March 31,	December 31,
	2008	2007
NGL Pipelines & Services	$153,706	$153,706
Onshore Natural Gas Pipelines & Services	282,121	282,121
Offshore Pipelines & Services	82,135	82,135
Petrochemical Services	73,690	73,690
Totals	$591,652	$591,652

Note 9.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	March 31,	December 31,
	2008	2007
EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable rate, due November 2012	$1,310,000	$725,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
Senior Notes L, 6.30% fixed-rate, due September 2017	800,000	800,000
Petal GO Zone Bonds, variable rate, due August 2034	57,500	57,500
Duncan Energy Partners’ debt obligation:
$300 Million Revolving Credit Facility, variable rate, due February 2011	188,000	200,000
Dixie Revolving Credit Facility, variable rate, due June 2010	10,000	10,000
Total principal amount of senior debt obligations	6,219,500	5,646,500
EPO Junior Subordinated Notes A, due August 2066	550,000	550,000
EPO Junior Subordinated Notes B, due January 2068	700,000	700,000
Total principal amount of senior and junior debt obligations	7,469,500	6,896,500
Other, non-principal amounts:
Change is fair value of debt-related financial instruments (see Note 4)	49,581	14,839
Unamortized discounts, net of premiums	(6,290)	(5,194)
Unamortized deferred net gains related to terminated interest rate swap	5,705	--
Total other, non-principal amounts	48,996	9,645
Long-term debt	$7,518,496	$6,906,145

Standby letters of credit outstanding	$1,100	$1,100

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO with the exception of the Dixie revolving credit facility and the Duncan Energy Partners’ revolving credit facility.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.

We consolidate the debt of Dixie and Duncan Energy Partners; however, we do not have the obligation to make interest or debt payments with respect to such obligations.

Apart from that discussed below, there have been no significant changes in the terms of our consolidated debt obligations since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

In April 2008, EPO sold $400.0 million in principal amount of 5.65% senior notes due 2013 (“Senior Notes M”) and $700.0 million in principal amount of 6.50% senior notes due 2019 (“Senior Notes N”).  See Note 18 for additional information regarding the issuance of these notes.

Covenants

We are in compliance with the covenants of our consolidated debt agreements at March 31, 2008 and December 31, 2007.

Information regarding variable interest rates paid

The following table presents the range of interest rates paid and weighted-average interest rate paid on our consolidated variable-rate debt obligations during the three months ended March 31, 2008.

	Range of	Weighted-average
	interest rates	interest rate
	paid	paid
EPO’s Multi-Year Revolving Credit Facility	3.14% to 6.00%	4.17%
Duncan Energy Partners’ Revolving Credit Facility	3.39% to 6.20%	5.50%
Dixie Revolving Credit Facility	2.86% to 5.50%	4.03%
Petal GO Zone Bonds	1.16% to 3.25%	2.46%

Consolidated debt maturity table

The following table presents the scheduled maturities of principal amounts of our consolidated debt obligations for the next five years and in total thereafter.  This information is presented on a pro forma basis, taking into account the issuance of EPO’s Senior Notes M and N in April 2008 and related use of proceeds (see Note 18).

2008	$--
2009	500,000
2010	599,931
2011	638,000
2012	174,069
Thereafter	5,557,500
Total scheduled principal payments	$7,469,500

Debt Obligations of Unconsolidated Affiliates

We have two unconsolidated affiliates with long-term debt obligations.  The following table shows (i) our ownership interest in each entity at March 31, 2008, (ii) total debt of each unconsolidated affiliate at March 31, 2008 (on a 100% basis to the affiliate) and (iii) the corresponding scheduled maturities of such debt.

	Our		Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2008	2009	2010	2011	2012	2012
Poseidon	36.0%	$98,000	$--	$--	$--	$98,000	$--	$--
Evangeline	49.5%	20,650	5,000	5,000	3,150	7,500	--	--
Total		$118,650	$5,000	$5,000	$3,150	$105,500	$--	$--

The credit agreements of our unconsolidated affiliates contain various affirmative and negative covenants, including financial covenants.  These businesses were in compliance with such covenants at March 31, 2008.  The credit agreements of our unconsolidated affiliates restrict their ability to pay cash dividends if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend is scheduled to be paid.

There have been no significant changes in the terms of the debt obligations of our unconsolidated affiliates since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We have a universal shelf registration statement on file with the SEC registering the issuance of an unlimited amount of equity and debt securities.  In April 2008, EPO sold $1.1 billion in principal amount of senior notes under our universal shelf registration statement.  For additional information regarding this debt offering, see Note 18.

We also have a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with our distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units.  A total of 587,610 of our common units were issued in February 2008 in connection with the DRIP and the employee unit purchase plan (“EUPP”).  The issuance of these units generated $18.0 million in net proceeds.

Summary of Changes in Outstanding Units

The following table summarizes changes in our outstanding units since December 31, 2007:

		Restricted
	Common	Common
	Units	Units
Balance, December 31, 2007	433,608,763	1,688,540
Units issued in connection with DRIP and EUPP	587,610	--
Units issued in connection with unit-based awards	10,000	--
Restricted units issued	--	5,000
Vesting of restricted units	2,500	(2,500)
Forfeiture of restricted units	--	(56,577)
Balance, March 31, 2008	434,208,873	1,634,463

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2007:

		Restricted
	Common	Common
	units	units	Total
Balance, December 31, 2007	$5,976,947	$15,948	$5,992,895
Net income	224,314	848	225,162
Operating leases paid by EPCO	514	2	516
Cash distributions to partners	(216,804)	(817)	(217,621)
Non-cash distributions	(1,220)	--	(1,220)
Net proceeds from sales of common units	17,651	--	17,651
Proceeds from exercise of unit options	314	--	314
Unit option reimbursements to EPCO	(86)	--	(86)
Amortization of unit-based awards	1,445	2,179	3,624
Balance, March 31, 2008	$6,003,075	$18,160	$6,021,235

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

We paid incentive distributions of $29.9 million and $25.3 million to EPGP during the three months ended March 31, 2008 and 2007, respectively.

On May 7, 2008, we paid a quarterly cash distribution of $0.5075 or $2.03 on an annualized basis per unit to unitholders of record as of April 30, 2008.  Our cash distribution for the first quarter of 2007 was $0.475 per unit.

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 31,	December 31,
	2008	2007
Commodity financial instruments (1)	$71,398	$(21,619)
Interest rate financial instruments (1)	7,358	34,980
Foreign currency hedges (1)	111	1,308
Foreign currency translation adjustment	777	1,200
Pension and postretirement benefit plans (2)	324	588
Total accumulated other comprehensive income	$79,968	$16,457

(1) See Note 4 for additional information regarding these components of accumulated other comprehensive income.
(2) See Note 2 for additional information regarding pension and postretirement benefit plans.

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

Historically, substantially all of our consolidated revenues were earned in the United States and derived from a wide customer base.  The majority of our plant-based operations are located in Texas, Louisiana, Mississippi, New Mexico, Colorado and Wyoming.  Our natural gas, NGL and crude oil pipelines are located in a number of regions of the United States including (i) the Gulf of Mexico offshore Texas and Louisiana; (ii) the south and southeastern United States (primarily in Texas, Louisiana, Mississippi and Alabama); and (iii) certain regions of the central and western United States, including the Rocky Mountains.  Our marketing activities are headquartered in Houston, Texas and serve customers in a number of regions of the United States including the Gulf Coast, West Coast and Mid-Continent areas.

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

We consolidate the financial statements of Duncan Energy Partners with those of our own.  As a result, our consolidated gross operating margin amounts include 100% of the gross operating margin amounts of Duncan Energy Partners.

The following table presents our measurement of total segment gross operating margin for the periods indicated:

		For the Three Months
		Ended March 31,
		2008	2007
Revenues (1)		$5,684,535	$3,322,854
Less:	Operating costs and expenses (1)	(5,311,190)	(3,124,479)
Add:	Equity in income of unconsolidated affiliates (1)	14,592	6,179
	Depreciation, amortization and accretion in operating costs and expenses (2)	133,922	119,492
	Operating lease expense paid by EPCO (2)	527	526
	Gain on sale of assets in operating costs and expenses (2)	(165)	(73)
Total segment gross operating margin		$522,221	$324,499

(1) These amounts are taken from our Unaudited Condensed Statements of Consolidated Operations.
(2) These non-cash expenses are taken from the operating activities section of our Unaudited Condensed Statements of Consolidated Cash Flows.

A reconciliation of our total segment gross operating margin to operating income and income before provision for income taxes and minority interest follows:

	For the Three Months
	Ended March 31,
	2008	2007
Total segment gross operating margin	$522,221	$324,499
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(133,922)	(119,492)
Operating lease expense paid by EPCO	(527)	(526)
Gain on sale of assets in operating costs and expenses	165	73
General and administrative costs	(21,205)	(16,630)
Consolidated operating income	366,732	187,924
Other expense, net	(91,055)	(61,430)
Income before provision for income taxes and minority interest	$275,677	$126,494

The following table summarizes the contribution to consolidated revenues from the sale of NGL, natural gas and petrochemical products for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
NGL Pipelines & Services:
Sale of NGL products	$4,062,043	$2,191,624
Percent of consolidated revenues	71%	66%
Onshore Natural Gas Pipelines & Services:
Sale of natural gas	$646,318	$361,031
Percent of consolidated revenues	11%	11%
Petrochemical Services:
Sale of petrochemical products	$534,387	$387,752
Percent of consolidated revenues	9%	12%

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
		Onshore
	NGL	Natural Gas	Offshore		Adjustments
	Pipelines	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Three months ended March 31, 2008	$3,977,749	$702,439	$85,005	$618,641	$--	$5,383,834
Three months ended March 31, 2007	2,365,118	416,230	32,983	444,281	--	3,258,612

Revenues from related parties:
Three months ended March 31, 2008	242,859	57,837	5	--	--	300,701
Three months ended March 31, 2007	9,903	54,002	328	9	--	64,242

Intersegment and intrasegment revenues:
Three months ended March 31, 2008	1,995,489	136,006	376	129,756	(2,261,627)	--
Three months ended March 31, 2007	1,122,847	18,569	548	104,997	(1,246,961)	--

Total revenues:
Three months ended March 31, 2008	6,216,097	896,282	85,386	748,397	(2,261,627)	5,684,535
Three months ended March 31, 2007	3,497,868	488,801	33,859	549,287	(1,246,961)	3,322,854

Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2008	(2,310)	5,827	10,718	357	--	14,592
Three months ended March 31, 2007	591	1,029	4,075	484	--	6,179

Gross operating margin by individual
business segment and in total:
Three months ended March 31, 2008	289,742	109,905	81,571	41,003	--	522,221
Three months ended March 31, 2007	190,694	76,515	19,707	37,583	--	324,499

Segment assets:
At March 31, 2008	5,036,817	3,661,597	1,438,704	682,460	1,288,212	12,107,790
At December 31, 2007	4,570,555	3,702,297	1,452,568	687,856	1,173,988	11,587,264

Investments in and advances
to unconsolidated affiliates (see Note 7):
At March 31, 2008	109,146	250,857	479,815	17,717	--	857,535
At December 31, 2007	117,089	239,327	484,588	17,335	--	858,339

Intangible Assets (see Note 8):
At March 31, 2008	363,638	358,480	128,630	56,220	--	906,968
At December 31, 2007	373,071	354,152	133,058	56,719	--	917,000

Goodwill (see Note 8):
At March 31, 2008	153,706	282,121	82,135	73,690	--	591,652
At December 31, 2007	153,706	282,121	82,135	73,690	--	591,652

Note 12.  Related Party Transactions

The following table summarizes our revenue and expense transactions with related parties for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Revenues from consolidated operations:
EPCO and affiliates	$241,497	$8,542
Unconsolidated affiliates	59,204	55,700
Total	$300,701	$64,242
Operating costs and expenses:
EPCO and affiliates	$150,600	$78,673
Unconsolidated affiliates	26,006	5,273
Total	$176,606	$83,946
General and administrative costs:
EPCO and affiliates	$17,742	$13,055
Other expense:
EPCO and affiliates	$274	$70

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

EPCO is a private company controlled by Dan L. Duncan, who is also a Director and Chairman of EPGP, our general partner.   At March 31, 2008, EPCO and its affiliates beneficially owned 148,380,057 (or 34.0%) of our outstanding common units, which include 13,454,498 of our common units owned by Enterprise GP Holdings.  In addition, at March 31, 2008, EPCO and its affiliates beneficially owned 77.4% of the limited partner interests of Enterprise GP Holdings and 100% of its general partner, EPE Holdings.  Enterprise GP Holdings owns all of the membership interests of EPGP.  The principal business activity of EPGP is to act as our managing partner.  The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.

As our general partner, EPGP received cash distributions of $34.3 million and $29.4 million from us during the three months ended March 31, 2008 and 2007, respectively.  These amounts include incentive distributions of $29.9 million and $25.3 million for the three months ended March 31, 2008 and 2007, respectively.

We and EPGP are both separate legal entities apart from each other and apart from EPCO, Enterprise GP Holdings and their respective other affiliates, with assets and liabilities that are separate from those of EPCO, Enterprise GP Holdings and their respective other affiliates.  EPCO and its private company subsidiaries depend on the cash distributions they receive from us, Enterprise GP Holdings and other investments to fund their other operations and to meet their debt obligations.  EPCO and its private company affiliates received $97.4 million and $83.0 million in cash distributions from us during the three months ended March 31, 2008 and 2007, respectively.

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

Under the ASA, we reimburse EPCO for all costs and expenses it incurs in providing management, administrative and operating services for us.  The ASA also addresses potential conflicts in business opportunities that may arise among us, Enterprise GP Holdings, Duncan Energy Partners and other affiliates of EPCO.

Relationship with TEPPCO

We received $18.4 million and $8.5 million from TEPPCO during the three months ended March 31, 2008 and 2007, respectively, from the sale of hydrocarbon products. We paid TEPPCO $11.3 million and $6.5 million for NGL pipeline transportation and storage services during the three months ended March 31, 2008 and 2007, respectively.

In August 2006, we formed a joint venture with TEPPCO involving its Jonah Gas Gathering Company (“Jonah”), which owns the Jonah Gas Gathering System located in the Greater Green River Basin of southwestern Wyoming.  The Jonah Gathering System gathers and transports natural gas produced from the Jonah and Pinedale fields to regional natural gas processing plants and major interstate pipelines that deliver natural gas to end-user markets.  We own an approximate 19.4% interest in Jonah and TEPPCO owns 80.6%.  We account for our investment in the Jonah joint venture using the equity method.

The Jonah Gas Gathering System is being expanded to increase its gathering capacity to 2.4 Bcf/d (the “Phase V expansion”). During the first quarter of 2008, Jonah initiated a separate project that will increase gathering capacity on that portion of its system that serves the Pinedale production field.  This new project is expected to increase overall capacity of the Jonah Gas Gathering System by an additional 0.2

Bcf/d.  The total anticipated cost of this new project is $125.0 million, of which we will be responsible for our share of the costs.

Relationship with Energy Transfer Equity

Enterprise GP Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007.  As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.

For the three months ended March 31, 2008, we recorded $223.1 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities.  We incurred $48.8 million in operating costs and expenses for the three months ended March 31, 2008 that were paid to ETP.  We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP.  Titan purchases substantially all of its propane requirements from us.  We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines.  ETC OLP also sells natural gas to us.

Relationship with Duncan Energy Partners

On February 5, 2007, Duncan Energy Partners completed its initial public offering of 14,950,000 common units.  At March 31, 2008, Enterprise Products Partners beneficially owned 5,351,571 of Duncan Energy Partners’ common units.  We also own the 2% general partner interest in Duncan Energy Partners.  EPO directs the business operations of Duncan Energy Partners through its ownership and control of the general partner of Duncan Energy Partners.   For financial reporting purposes, we consolidate the financial statements of Duncan Energy Partners with those of our own.

As a result of contributions EPO made at the time of Duncan Energy Partners’ initial public offering in February 2007, Duncan Energy Partners owns 66% of the equity interests in the following entities and EPO owns the remaining 34% of the equity interests:

▪	Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”),

▪	Acadian Gas, LLC (“Acadian Gas”),

▪	Sabine Propylene Pipeline L.P. (“Sabine Propylene”),

▪	Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), and

▪	South Texas NGL Pipelines, LLC (“South Texas NGL”).

We have significant involvement with all of the subsidiaries of Duncan Energy Partners, including the following types of transactions:

▪	We utilize storage services provided by Mont Belvieu Caverns to support our Mont Belvieu fractionation and other businesses;

▪	We buy natural gas from and sell natural gas to Acadian Gas in connection with its and our normal business activities; and

▪	We are currently the sole shipper on the DEP South Texas NGL Pipeline System.

We may contribute additional equity interests in our subsidiaries to Duncan Energy Partners and use the proceeds we receive from Duncan Energy Partners to fund our capital spending program.  We have no obligation or commitment to make such contributions to Duncan Energy Partners.

Omnibus Agreement and Mont Belvieu Caverns’ LLC Agreement. On February 5, 2007, EPO and Duncan Energy Partners entered into an Omnibus Agreement that governs our relationship with Duncan Energy Partners on the following matters:

▪	indemnification for certain environmental liabilities, tax liabilities and right-of-way defects;

▪	reimbursement of certain expenditures incurred by DEP South Texas NGL Pipeline System and Mont Belvieu Caverns;

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

Under the Omnibus Agreement, EPO agreed to make additional contributions to Duncan Energy Partners as reimbursement for Duncan Energy Partners’ 66% share of any excess project costs above (i) the $28.6 million of estimated project costs to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated project costs for additional brine production capacity and above-ground storage reservoir projects in Mont Belvieu, Texas.  These projects were in progress at the time of Duncan Energy Partners’ initial public offering in 2007.  EPO made aggregate cash payments of $9.3 million to the subsidiaries of Duncan Energy Partners during the three months ended March 31, 2008 in connection with the Omnibus Agreement.

The Mont Belvieu Caverns’ LLC Agreement states that when Duncan Energy Partners elects to not participate in certain projects, then EPO is responsible for funding 100% of such projects.  To the extent such non-participated projects generate incremental earnings for Mont Belvieu Caverns in the future, the sharing ratio for Mont Belvieu Caverns (i.e., 66% Duncan Energy Partners and 34% EPO) will be adjusted to allocate such incremental cash flows to EPO. Under the terms of this agreement, Duncan Energy Partners may elect to acquire a 66% share of these projects at a later date.   EPO made aggregate cash payments of $36.2 million to Mont Belvieu Caverns during the three months ended March 31, 2008 in connection with the Mont Belvieu Caverns’ LLC Agreement.  The payments EPO makes under either the Omnibus Agreement or the Mont Belvieu Caverns’ LLC Agreement are accounted for as additional  investments by EPO in the underlying companies and are subsequently eliminated in the preparation of our consolidated financial statements.

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to EPGP for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$259,609	$112,045
Less incentive earnings allocations to EPGP	(29,852)	(25,260)
Net income available after incentive earnings allocation	229,757	86,785
Multiplied EPGP ownership interest	2.0%	2.0%
Standard earnings allocation to EPGP	$4,595	$1,736

Incentive earnings allocation to EPGP	$29,852	$25,260
Standard earnings allocation to EPGP	4,595	1,736
Additional earnings allocation to EPGP (1)	1,730	--
Net income available to EPGP	$36,177	$26,996

(1) For purposes of computing basic and diluted earnings per unit in periods when our aggregate net income exceeds the aggregate distributions for such periods, an increased amount of earnings is allocated to EPGP in applying Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”). Historically, our distributions to owners have exceeded earnings and as a result EITF 03-6 had no effect on our earnings per unit calculations.

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007

Net income	$259,609	$112,045
Net income available to EPGP	(36,177)	(26,996)
Net income available to limited partners	$223,432	$85,049
BASIC EARNINGS PER UNIT
Numerator
Income before EPGP earnings allocation	$259,609	$112,045
Net income available to EPGP	(36,177)	(26,996)
Net income available to limited partners	$223,432	$85,049
Denominator
Common units	433,962	431,633
Time-vested restricted units	1,640	1,110
Total	435,602	432,743
Basic earnings per unit
Income before EPGP earnings allocation	$0.60	$0.26
Net income available to EPGP	(0.09)	(0.06)
Net income available to limited partners	$0.51	$0.20
DILUTED EARNINGS PER UNIT
Numerator
Income before EPGP earnings allocation	$259,609	$112,045
Net income available to EPGP	(36,177)	(26,996)
Net income available to limited partners	$223,432	$85,049
Denominator
Common units	433,962	431,633
Time-vested restricted units	1,640	1,110
Performance-based restricted units	9	9
Incremental option units	339	520
Total	435,950	433,272
Diluted earnings per unit
Income before EPGP earnings allocation	$0.60	$0.26
Net income available to EPGP	(0.09)	(0.06)
Net income available to limited partners	$0.51	$0.20

Note 14.  Commitments and Contingencies

Litigation

On occasion, we or our unconsolidated affiliates are named as a defendant in litigation relating to our normal business activities, including regulatory and environmental matters.  Although we are insured against various business risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings as a result of our ordinary business activities.  We are unaware of any significant litigation, pending or threatened, that could have a significant adverse effect on our financial position, cash flows or results of operations.

On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO, and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and us or our affiliates.  Mr. Brinkerhoff filed an amended complaint on July 12, 2007.  The complaint names as defendants (i)

TEPPCO, certain of its current and former directors, and certain of its affiliates; (ii) us and certain of our affiliates; (iii) EPCO, Inc.; and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO.  These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006; (ii) the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006; and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s incentive distribution rights in exchange for TEPPCO common units.  The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. We believe this lawsuit is without merit and intend to vigorously defend against it.  See Note 12 for additional information regarding our relationship with TEPPCO.

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

The Attorney General of Colorado on behalf of the Colorado Department of Public Health and Environment filed suit against us and others on April 15, 2008 in connection with the construction of a pipeline near Parachute, Colorado.  The State sought a temporary restraining order and an injunction to halt construction activities since it alleged that the defendants failed to install measures to minimize damage to the environment and to follow requirements for the pipeline’s stormwater permit and appropriate stormwater plan.  The State’s complaint also seeks penalties for the above alleged failures.   Defendants and the State agreed to certain stipulations that, among other things, require us to install specified environmental protection measures in the disturbed pipeline right-of-way to comply with regulations.  We are in the process of complying with the stipulations.  The State has not yet assessed penalties and we are unable to predict the amount of penalties that may be assessed. At this time, we do not believe that this incident will have a material impact on our consolidated financial position, results of operations or cash flows.

Operating Leases

We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Our significant lease agreements involve (i) the lease of underground caverns for the storage of natural gas and NGLs, (ii) leased office space with affiliates of EPCO, (iii) a railcar unloading terminal in Mont Belvieu, Texas and (iv) land held pursuant to right-of-way agreements.  In general, our material lease agreements have original terms that range from two to 28 years and include renewal options that could extend the agreements for up to an additional 20 years.  Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.

Lease and rental expense included in operating costs and expenses was $9.0 million and $8.1 million during the three months ended March 31, 2008 and 2007, respectively. There have been no material changes in our operating lease commitments since December 31, 2007.

Contractual Obligations

With the exception of the issuance of Senior Notes M and N by EPO in April 2008, there have been no significant changes in our consolidated scheduled maturities of long-term debt since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.  See Note 18 for additional information regarding the issuance of senior notes by EPO.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of March 31, 2008, claims against us totaled approximately $37.6 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to such disputes is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Note 15.   Significant Risks and Uncertainties – Weather-Related Risks

Hurricanes Katrina and Rita affected certain of our Gulf Coast assets in the summer of 2005.  With respect to these storms, we received nonrefundable cash proceeds of $1.2 million from business interruption claims and $9.6 million from property damage claims during the three months ended March 31, 2008.   At March 31, 2008, we have $31.4 million of estimated property damage claims outstanding related to these storms that we believe are probable of collection through 2009.  To the extent we estimate the dollar value of such damages, please be aware that a change in our estimates may occur as additional information becomes available.

Note 16.  Supplemental Cash Flow Information

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $6.8 million and $39.1 million as contributions in aid of our construction costs during the three months ended March 31, 2008 and 2007, respectively.

The net effect of changes in operating assets and liabilities is as follows for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Decrease (increase) in:
Accounts and notes receivable	$(82,038)	$8,641
Inventories	64,982	(35,298)
Prepaid and other current assets	17,365	5,969
Other assets	(2,774)	2,314
Increase (decrease) in:
Accounts payable	(117,190)	(57,289)
Accrued product payable	75,845	163,514
Accrued expenses	(18,109)	119,918
Accrued interest	(47,172)	(10,814)
Other current liabilities	(47,652)	(26,701)
Other long-term liabilities	(169)	(1,351)
Net effect of changes in operating accounts	$(156,912)	$168,903

We determine net cash provided by operating activities using the indirect method, which adjusts net income for items that did not affect cash.  Under GAAP, we use the accrual basis of accounting to determine net income.  This basis requires that we record revenue when earned and expenses when incurred.  Earned revenues may include credit sales that have not been collected in cash and expenses incurred that may not have been paid in cash.   The extent to which changes in operating accounts influence net cash provided by operating activities generally depends on the following:

▪
The timing of cash receipts from revenue transactions and cash payments for expense transactions near the end of each reporting period.   For example, if significant cash receipts are posted on the last day of the current reporting period, but subsequent payments on expense invoices are made on the first day of the next reporting period, cash provided by operating activities will reflect an increase in the current reporting period that will be reduced as payments are made in the next period.  We employ prudent cash management practices and monitor our daily cash requirements to meet our ongoing liquidity needs.

▪
If commodity or other prices increase between reporting periods, changes in accounts receivable and accounts payable and accrued expenses may appear larger than in previous periods; however, overall levels of receivables and payables may still reflect normal ranges.  From a receivables standpoint, we monitor the amount of credit extended to customers.

▪
Additions to inventory for forward sales transactions or other reasons or increased expenditures for prepaid items would be reflected as a use of cash and reduce overall cash provided by operating activities in a given reporting period.  As these assets are charged to expense in subsequent periods, the expense amount is reflected as a positive change in operating accounts; however, there is no impact on operating cash flows.

In addition to the adjustments noted above, noncash charges in the income statement are added back to net income and noncash credits are deducted to compute net cash provided by operating activities.   Examples of noncash charges include depreciation and amortization.

Note 17.  Condensed Financial Information of EPO

EPO conducts substantially all of our business.  Currently, we have no independent operations and no material assets outside those of EPO.  EPO consolidates the financial statements of Duncan Energy Partners with those of its own.

Enterprise Products Partners L.P. guarantees the debt obligations of EPO, with the exception of the Dixie revolving credit facility and Duncan Energy Partners’ revolving credit facility.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.  See Note 9 for additional information regarding our consolidated debt obligations.

The reconciling items between our consolidated financial statements and those of EPO are insignificant. The following table presents condensed consolidated statements of operations data for EPO for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Revenues	$5,684,535	$3,322,854
Costs and expenses	5,331,835	3,139,730
Equity in income of unconsolidated affiliates	14,592	6,179
Operating income	367,292	189,303
Other expense	(91,057)	(61,964)
Income before provision for income taxes and minority
interest	276,235	127,339
Provision for income taxes	(3,658)	(8,779)
Income before minority interest	272,577	118,560
Minority interest	(12,450)	(5,743)
Net income	$260,127	$112,817

  The following table presents condensed consolidated balance sheet data for EPO at the dates indicated:

	March 31,	December 31,
	2008	2007
ASSETS
Current assets	$2,613,199	$2,545,297
Property, plant and equipment, net	12,107,790	11,587,264
Investments in and advances to unconsolidated affiliates, net	857,535	858,339
Intangible assets, net	906,968	917,000
Goodwill	591,652	591,652
Deferred tax asset	2,723	3,113
Other assets	120,687	112,345
Total	$17,200,554	$16,615,010

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities	$2,927,785	$3,044,002
Long-term debt	7,518,496	6,906,145
Other long-term liabilities	94,587	95,112
Minority interest	436,584	439,854
Members’ equity	6,223,102	6,129,897
Total	$17,200,554	$16,615,010

Total EPO debt obligations guaranteed by
Enterprise Products Partners L.P.	$7,271,500	$6,686,500

Note 18.  Subsequent Event

In April 2008, EPO sold $400.0 million in principal amount of 5.65% senior notes due 2013 (“Senior Notes M”) and $700.0 million in principal amount of 6.50% senior notes due 2019 (“Senior Notes N”).  The Senior Notes M were issued at 99.906% of their principal amount and will pay interest semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2008.  The Senior Notes N were issued at 99.866% of their principal amount and will pay interest semi-annually in arrears on January 31 and July 31 of each year, beginning July 31, 2008.  EPO used the net proceeds from the issuance of these notes to temporarily reduce indebtedness outstanding under its Multi-Year Revolving Credit Facility (see Note 9).

EPO may redeem the notes before their maturity in whole, at any time, or in part, from time to time, prior to maturity, at a redemption price that includes accrued and unpaid interest and a make-whole premium.  These notes were issued under an indenture containing certain covenants, which restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended March 31, 2008 and 2007.

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and our accompanying notes included under Item 1 of this Quarterly Report on Form 10-Q and with the information contained within our Annual Report on Form 10-K for the year ended December 31, 2007.  Our discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	Recent Developments – Discusses significant developments since December 31, 2007.

▪	Results of Operations – Discusses material quarter-to-quarter variances in our Unaudited Condensed Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Overview of Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and similar disclosures.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for 2007.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

Significant Relationships Referenced in this Discussion and Analysis

Unless the context requires otherwise, references to “we,” “us,” “our,” or “Enterprise Products Partners” are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise Products Partners.

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

References to “Enterprise GP Holdings” mean Enterprise GP Holdings L.P., a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.”  Enterprise GP Holdings owns EPGP.  References to “EPE Holdings” mean EPE Holdings, LLC, which is the general partner of Enterprise GP Holdings.

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”) and Enterprise Unit L.P. (“Enterprise Unit”), collectively, which are private company affiliates of EPCO, Inc.

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

We conduct substantially all of our business through EPO.  We are owned 98% by our limited partners and 2% by our general partner, EPGP. EPGP is owned 100% by Enterprise GP Holdings.  We, EPO, Duncan Energy Partners, DEP GP, EPGP, Enterprise GP Holdings, EPE Holdings, TEPPCO and TEPPCO GP are affiliates and under the common control of Dan L. Duncan, the Group Co-Chairman and the controlling shareholder of EPCO.

Recent Developments

The following information highlights our significant developments since January 1, 2008 through the date of this filing.

Independence Trail and Hub Operations Temporarily Suspended

In April 2008, production at the Independence Hub natural gas platform at Mississippi Canyon Block 920 in the deepwater Gulf of Mexico was shut-in as a result of a leak on the Independence Trail export pipeline.  Initial investigations indicate that the leak originated from a stainless steel o-ring gasket located on the flex joint connection located between the platform and the export pipeline in 85 feet of water.  The flex joint assembly allows the pipeline to withstand movements caused by the platform.   We are in the process of making repairs and expect operations to resume during the first half of May 2008.  While the Independence Hub platform and Trail pipeline do not earn volumetric fees during this period of suspended operations, Independence Hub continues to earn its fixed demand revenues of approximately $5 million per month.  The estimated impact of this downtime to gross operating margin is approximately $0.4 million per day.

EPO Issues $1.1 Billion of Senior Notes

In April 2008, EPO sold $400.0 million in principal amount of 5.65% fixed-rate, unsecured senior notes due April 2013 (“Senior Notes M”) and $700.0 million in principal amount of 6.50% fixed-rate, unsecured senior notes due January 2019 (“Senior Notes N”).  Net proceeds from this offering were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility.  For additional information regarding this issuance of debt, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

Petal Gas Storage, LLC Submits FERC Application for Expansion of Storage Facility

In February 2008, Petal Gas Storage, LLC (“Petal”), a wholly-owned subsidiary of EPO, submitted an application to the Federal Energy Regulatory Commission (“FERC”) to further expand its natural gas storage facility located near Petal, Mississippi.  The project is expected to be completed during the second quarter of 2010 and will include two new underground storage caverns, which will have an estimated 10 Bcf of working capacity.  The Petal natural gas storage facility currently has a gross storage capacity of 14.1 Bcf.

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

In late March 2008, operations at our Pioneer cryogenic natural gas processing facility were temporarily suspended following a release of natural gas and subsequent fire. No injuries resulted from the incident, which was restricted to a small area within the plant.  The facility resumed operations in late April 2008.

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

								Polymer	Refinery
	Natural				Normal		Natural	Grade	Grade
	Gas,	Crude Oil,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/barrel	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
2007
1st Quarter	$6.77	$58.02	$0.59	$0.97	$1.13	$1.22	$1.37	$0.45	$0.40
2nd Quarter	$7.55	$64.97	$0.72	$1.13	$1.33	$1.45	$1.65	$0.51	$0.46
3rd Quarter	$6.16	$75.48	$0.82	$1.23	$1.44	$1.49	$1.68	$0.52	$0.46
4th Quarter	$6.97	$90.75	$1.04	$1.51	$1.79	$1.80	$2.01	$0.59	$0.54
2007 Averages	$6.86	$72.30	$0.79	$1.21	$1.42	$1.49	$1.68	$0.52	$0.47

2008
1st Quarter	$8.03	$97.91	$1.01	$1.47	$1.80	$1.87	$2.12	$0.61	$0.54

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

	For the Three Months Ended March 31,
	2008	2007
NGL Pipelines & Services, net:
NGL transportation volumes (MBPD)	1,831	1,607
NGL fractionation volumes (MBPD)	423	351
Equity NGL production (MBPD)	101	70
Fee-based natural gas processing (MMcf/d)	2,669	2,401
Onshore Natural Gas Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	6,981	6,086
Offshore Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	1,936	1,384
Crude oil transportation volumes (MBPD)	206	153
Platform gas processing (MMcf/d)	830	162
Platform oil processing (MBPD)	21	20
Petrochemical Services, net:
Butane isomerization volumes (MBPD)	96	95
Propylene fractionation volumes (MBPD)	58	61
Octane additive production volumes (MBPD)	7	7
Petrochemical transportation volumes (MBPD)	115	102
Total, net:
NGL, crude oil and petrochemical transportation volumes (MBPD)	2,152	1,862
Natural gas transportation volumes (BBtus/d)	8,917	7,470
Equivalent transportation volumes (MBPD) (1)	4,499	3,828

(1) Reflects equivalent energy volumes where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Revenues	$5,684,535	$3,322,854
Operating costs and expenses	5,311,190	3,124,479
General and administrative costs	21,205	16,630
Equity in income of unconsolidated affiliates	14,592	6,179
Operating income	366,732	187,924
Interest expense	91,946	63,358
Net income	259,609	112,045

Our gross operating margin by segment and in total is as follows for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Gross operating margin by segment:
NGL Pipelines & Services	$289,742	$190,694
Onshore Natural Gas Pipelines & Services	109,905	76,515
Offshore Pipelines & Services	81,571	19,707
Petrochemical Services	41,003	37,583
Total segment gross operating margin	$522,221	$324,499

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for income taxes and minority interest, see “Other Items – Non-GAAP reconciliations” included within this Item 2.

The following table summarizes the contribution to consolidated revenues from the sale of NGL, natural gas and petrochemical products during the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
NGL Pipelines & Services:
Sale of NGL products	$4,062,043	$2,191,624
Percent of consolidated revenues	71%	66%
Onshore Natural Gas Pipelines & Services:
Sale of natural gas	$646,318	$361,031
Percent of consolidated revenues	11%	11%
Petrochemical Services:
Sale of petrochemical products	$534,387	$387,752
Percent of consolidated revenues	9%	12%

As noted in the following section, changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.

Comparison of Three Months Ended March 31, 2008 with
 Three Months Ended March 31, 2007

Revenues for the first quarter of 2008 were $5.68 billion compared to $3.32 billion for the first quarter of 2007. The quarter-to-quarter increase in consolidated revenues is primarily due to higher sales volumes and energy commodity prices during the first quarter of 2008 relative to the first quarter of 2007.

These factors accounted for $2.16 billion of the quarter-to-quarter increase in consolidated revenues associated with our NGL, natural gas and petrochemical marketing activities.  Consolidated revenues increased $197.5 million quarter-to-quarter due to the addition of revenues from newly constructed assets, principally our Meeker and Pioneer natural gas processing plants and our Independence Hub and Trail projects.

Operating costs and expenses were $5.31 billion for the first quarter of 2008 versus $3.12 billion for the first quarter of 2007.  The $2.19 billion quarter-to-quarter increase in consolidated operating costs and expenses is primarily due to higher cost of sales associated with our marketing activities.  The cost of sales of our marketing activities increased $1.86 billion quarter-to-quarter primarily due to higher sales volumes and energy commodity prices.  Likewise, the operating costs and expenses of our natural gas processing plants increased $179.4 million quarter-to-quarter primarily due to higher processing volumes and energy commodity prices. Consolidated operating costs and expenses attributable to newly constructed assets increased $125.1 million quarter-to-quarter.  General and administrative costs increased $4.6 million quarter-to-quarter.

Changes in our revenues and costs and expenses quarter-to-quarter are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.49 per gallon during the first quarter of 2008 versus $0.95 per gallon during the first quarter of 2007.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) averaged $8.03 per MMBtu during the first quarter of 2008 versus $6.77 per MMBtu during the first quarter of 2007.  See the table on page 44 for additional historical energy commodity pricing information.

Equity earnings from our unconsolidated affiliates were $14.6 million for the first quarter of 2008 compared to $6.2 million for the first quarter of 2007.  Equity earnings from our investment in Cameron Highway Oil Pipeline Company (“Cameron Highway”) increased $8.3 million quarter-to-quarter due to higher transportation volumes and lower interest expense.  On a 100% basis, Cameron Highway had crude oil transportation volumes of 190 MBPD during the first quarter of 2008 compared to 67 MBPD during the first quarter of 2007.  Equity earnings from our investment in Jonah Gas Gathering Company (“Jonah”) increased $4.7 million quarter-to-quarter.  We earned a fixed 19.4% interest in Jonah during the third quarter of 2007 upon completion of certain achievements with respect to the Phase V Expansion of the Jonah Gathering System.  Equity earnings from our investment in Venice Energy Services Company L.L.C. (“VESCO”) decreased $4.2 million quarter-to-quarter primarily due to an adjustment in connection with certain repair projects.

Operating income for the first quarter of 2008 was $366.7 million compared to $187.9 million for the first quarter of 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $178.8 million increase in operating income quarter-to-quarter.

Interest expense increased $28.6 million quarter-to-quarter primarily due to our issuance of junior subordinated notes in the second quarter of 2007 and Senior Notes L in the third quarter of 2007.  Average debt outstanding during the first quarter of 2008 was $7.18 billion compared to $5.40 billion during the first quarter of 2007. Minority interest expense increased $6.8 million quarter-to-quarter attributable to the public unit holders of Duncan Energy Partners and third-party ownership interests in the Independence Hub platform.  Provision for income taxes decreased $5.1 million quarter-to-quarter primarily due to lower expenses related to the Texas Margin Tax during the first quarter of 2008 relative to the first quarter of 2007.

As a result of items noted in the previous paragraphs, our consolidated net income increased $147.6 million quarter-to-quarter to $259.6 million in the first quarter of 2008 compared to $112.0 million in the first quarter of 2007.

        The following information highlights significant quarter-to-quarter variances in gross operating margin by business segment:

NGL Pipelines & Services.  Gross operating margin from this business segment was $289.7 million for the first quarter of 2008 compared to $190.7 million for the first quarter of 2007.  Strong demand for NGLs from the petrochemical and motor gasoline refining industries as well as a return to normal winter weather in the Midwestern United States contributed to the $99.0 million quarter-to-quarter increase in segment gross operating margin.  The first quarter of 2008 includes $1.1 million of proceeds from business interruption insurance claims compared to $1.4 million of proceeds during the first quarter of 2007.  The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

Gross operating margin from our natural gas processing and related NGL marketing business was $177.7 million for the first quarter of 2008 compared to $85.4 million for the first quarter of 2007.  Gross operating margin from our NGL marketing business increased $41.7 million quarter-to-quarter primarily due to higher NGL sales margins and volumes during the first quarter of 2008 relative to the first quarter of 2007.  Our NGL marketing business benefited from additional equity NGL production at the Pioneer and Meeker cryogenic natural gas processing facilities, which became operational during February 2008 and October 2007, respectively.  Collectively, gross operating margin from our Meeker and Pioneer facilities increased $31.9 million quarter-to-quarter.  These facilities contributed an additional 38 MBPD of equity NGL production during the first quarter of 2008.

Our natural gas processing business also benefited from improved natural gas processing margins in South Texas and the Permian Basin during the first quarter of 2008 relative to the first quarter of 2007.  Gross operating margin from our South Texas processing plants and Chaco facility experienced a quarter-to-quarter increase of $12.0 million and $11.8 million, respectively.  Total fee-based processing volumes increased to 2.7 Bcf/d during the first quarter of 2008 from 2.4 Bcf/d during the first quarter of 2007.  Likewise, equity NGL production increased to 101 MBPD during the first quarter of 2008 from 70 MBPD during the first quarter of 2007.

Gross operating margin from our NGL pipelines and related storage business was $86.1 million for the first quarter of 2008 compared to $78.7 million for the first quarter of 2007.  Total NGL transportation volumes increased to 1,831 MBPD during the first quarter of 2008 from 1,607 MBPD during the first quarter of 2007.  The $7.4 million quarter-to-quarter increase in gross operating margin and 224 MBPD increase in transportation volumes from this business is primarily due to increased NGL transportation volumes on our Mid-America Pipeline System.

Gross operating margin from NGL fractionation was $24.8 million for the first quarter of 2008 compared to $25.2 million for the first quarter of 2007.  Fractionation volumes increased from 351 MBPD during the first quarter of 2007 to 423 MBPD during the first quarter of 2008.  Our Hobbs fractionator, which became operational in August 2007, contributed $4.1 million of gross operating margin on 73 MBPD of NGL fractionation volumes during the first quarter of 2008.  In addition, gross operating margin from our Norco and Promix fractionators increased $3.1 million, collectively, due to a 14 MBPD quarter-to-quarter increase in volumes and higher fees.  Results from our Hobbs, Norco and Promix fractionators were more than offset by a $7.6 million decrease in gross operating margin and a 15 MBPD decrease in volumes from our other fractionation facilities, principally the Mont Belvieu fractionator.  Our Mont Belvieu fractionator experienced down-time during the first quarter of 2008 for scheduled maintenance outages.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $109.9 million for the first quarter of 2008 compared to $76.5 million for the first quarter of 2007.  Our onshore natural gas transportation volumes were 6,981 BBtu/d during the first quarter of 2008 compared to 6,086 BBtu/d during the first quarter of 2007.  Gross operating margin from our onshore natural gas pipeline business was $99.4 million in the first quarter of 2008 compared to $71.3 million in the first quarter of 2007.  The $28.1 million quarter-to-quarter increase in gross operating margin from this business is primarily due to (i) higher transportation activity on our Texas Intrastate System, (ii) higher revenues from our San Juan Gathering System and (iii) increased equity earnings from our investment in Jonah.  The Jonah Gathering System contributed 393 BBtu/d of natural gas transportation volumes net to our interest during the first quarter of 2008.

Gross operating margin from our natural gas storage business was $10.5 million in the first quarter of 2008 compared to $5.2 million in the first quarter of 2007.  The $5.3 million quarter-to-quarter increase in gross operating margin is primarily due to increased storage activity at our Petal natural gas storage facility.  We placed an additional natural gas storage cavern having 1.6 Bcf of subscribed capacity in operation at the Petal facility during the third quarter of 2007.

Offshore Pipelines & Services.  Gross operating margin from this business segment was $81.6 million for the first quarter of 2008 compared to $19.7 million for the first quarter of 2007.  Gross operating margin from our Independence project increased $50.5 million quarter-to-quarter to $54.5 million for the first quarter of 2008 on average natural gas throughput of 867 BBtus/d.  Results for this business segment for the first quarter of 2008 include $0.2 million of proceeds from business interruption insurance claims.  The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

Gross operating margin from our offshore platform services business was $43.6 million for the first quarter of 2008 compared to $13.9 million for the first quarter of 2007.  The $29.7 million quarter-to-quarter increase in gross operating margin is primarily due to our completion of the Independence Hub platform during March 2007.  Our net platform natural gas processing volumes increased to 830 MMcf/d during the first quarter of 2008 compared to 162 MMcf/d during the first quarter of 2007.

Gross operating margin from our offshore natural gas pipeline business was $25.6 million for the first quarter of 2008 compared to $1.8 million for the first quarter of 2007.  Offshore natural gas transportation volumes were 1,936 BBtu/d during the first quarter of 2008 compared to 1,384 BBtu/d during the first quarter of 2007.  Our Independence Trail Pipeline, which received first production in July 2007, reported $21.8 million of gross operating margin and 867 BBtus/d of transportation volumes for the first quarter of 2008.  Gross operating margin increased $6.4 million quarter-to-quarter on our HIOS system primarily due to an increase in the tariff rate charged to shippers.  Collectively, gross operating margin from our Viosca Knoll, Phoenix and Falcon pipeline systems decreased $4.0 million quarter-to-quarter primarily due to lower gathering volumes.

Gross operating margin from our offshore crude oil pipeline business was $12.1 million for the first quarter of 2008 versus $4.0 million for the first quarter of 2007.  The $8.1 million increase in gross operating margin quarter-to-quarter is primarily due to increased equity earnings from Cameron Highway.  Cameron Highway benefited from higher crude oil transportation volumes and lower interest expense in the first quarter of 2008 relative to the first quarter of 2007.  Crude oil transportation volumes on the Cameron Highway Oil Pipeline System net to our ownership interest were 95 MBPD in the first quarter of 2008 compared to 34 MBPD in the first quarter of 2007.  Total offshore crude oil transportation volumes were 206 MBPD during the first quarter of 2008 versus 153 MBPD during the first quarter of 2007.

 Petrochemical Services.  Gross operating margin from this business segment was $41.0 million for the first quarter of 2008 compared to $37.6 million for the first quarter of 2007.  Gross operating margin from our butane isomerization business was $27.9 million for the first quarter of 2008 compared to $20.8 million for the first quarter of 2007.  The $7.1 million quarter-to-quarter increase in gross operating margin is primarily due to higher volumes and energy commodity prices during the first quarter of 2008 relative to the first quarter of 2007.  Butane isomerization volumes were 96 MBPD during the first quarter of 2008 compared to 95 MBPD during the first quarter of 2007.

Gross operating margin from our propylene fractionation and pipeline business was $15.4 million for the first quarter of 2008 compared to $18.0 million for the first quarter of 2007.  The $2.6 million quarter-to-quarter decrease in gross operating margin is largely due to lower sales margins associated with our petrochemical marketing activities during the first quarter of 2008 relative to the first quarter of 2007.  Gross operating margin from our octane enhancement business was a loss of $2.2 million for the first quarter of 2008 compared to a loss of $1.2 million for the first quarter of 2007.  Gross operating margin from this business decreased $1.0 million quarter-to-quarter primarily due to higher power-related operating costs.  Our octane enhancement facility typically experiences down-time during the first quarter of each year for scheduled annual maintenance activities.

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

At March 31, 2008, we had $65.6 million of unrestricted cash on hand and approximately $440.0 million of available credit under EPO’s Multi-Year Revolving Credit Facility.  At March 31, 2008, there was approximately $110.9 million of available credit under Duncan Energy Partners’ Revolving Credit Facility.  In total, we had approximately $7.5 billion in principal outstanding under consolidated debt agreements at March 31, 2008.  After adjusting for the net proceeds of our April 2008 debt offering, our liquidity at March 31, 2008 was approximately $1.6 billion.  For additional information regarding this issuance of debt, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements. We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (“SEC”) registering the issuance of an unlimited amount of equity and debt securities.  In April 2008, EPO issued $400.0 million in principal amount of 5.65% fixed-rate, unsecured senior notes due April 2013 and $700.0 million in principal amount of 6.50% fixed-rate, unsecured senior notes due January 2019 under this registration statement.  Net proceeds from this offering were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility.

We also have filed a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with our distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units.  A total of 587,610 of our common units were issued in February 2008 in connection with the DRIP and a related plan.  The issuance of these units generated $18.0 million in net proceeds.

In March 2008, Duncan Energy Partners filed a universal shelf registration statement with the SEC registering the issuance of up to $1.0 billion in debt and equity securities.  Duncan Energy Partners has not issued any securities under this registration statement.

Credit Ratings of EPO

At May 1, 2008, the investment-grade credit ratings of EPO’s debt securities were Baa3 by Moody’s Investor Services; BBB- by Fitch Ratings; and BBB- by Standard and Poor’s.  A rating reflects only the view of a rating agency and is not a recommendation to buy, sell or hold any security.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in thousands).  For information regarding the individual components of our cash flow amounts, see our Unaudited Condensed Statements of Consolidated Cash Flows included under Item 1 of this Quarterly Report.

	For the Three Months Ended March 31,
	2008	2007
Net cash flows provided by operating activities	$265,065	$420,751
Cash used in investing activities	568,569	614,921
Cash provided by financing activities	329,612	231,126

Net cash flows provided by operating activities are largely dependent on earnings from our business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas, NGLs and crude oil.  The products that we process, sell or transport are principally used as fuel for residential, agricultural and commercial heating; feedstocks in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of general economic conditions, reduced demand for the end products made with our products or increased competition from other service providers or producers due to pricing differences or other reasons could have a negative impact on our earnings and thus the availability of net cash provided by operating activities.

Cash used in investing activities primarily represents expenditures for capital projects, business combinations, asset purchases and investments in unconsolidated affiliates.  Cash provided by financing activities generally consists of borrowings and repayments of debt, distributions to partners and proceeds from the issuance of equity securities.  Amounts presented in our Unaudited Condensed Statements of Consolidated Cash Flows for borrowings and repayments under debt agreements are influenced by the magnitude of cash receipts and payments under our revolving credit facilities.

The following information highlights the significant quarter-to-quarter variances in our cash flow amounts:

Comparison of Three Months Ended March 31, 2008 with
Three Months Ended March 31, 2007

Operating activities.  Net cash flows provided by operating activities was $265.1 million for the three months ended March 31, 2008 compared to $420.8 million for the three months ended March 31, 2007:

▪	Our net cash flows from consolidated businesses (excluding cash payments for interest and distributions received from unconsolidated affiliates) decreased $107.2 million quarter-to-quarter.

The decrease in cash flow is primarily due to the timing of cash receipts and disbursements between periods.

▪
Cash distributions received from unconsolidated affiliates increased $11.6 million quarter-to-quarter primarily attributable to our investments in Jonah and Cameron Highway.  Volumes on the Jonah System increased quarter-to-quarter due to recent system expansions.  Cameron Highway benefited from an increase in crude oil throughput volumes in the first quarter of 2008 relative to the first quarter of 2007 and lower cash payments for interest.

▪	Cash payments for interest increased $60.1 million quarter-to-quarter primarily due to increased borrowings to finance our capital spending program.

Investing activities.  Cash used in investing activities was $568.6 million for the three months ended March 31, 2008 compared to $614.9 million for the three months ended March 31, 2007.  The $46.3 million quarter-to-quarter decrease in cash outflows is primarily due to a $59.8 million decrease in restricted cash and a $28.6 million decrease in investments in unconsolidated affiliates, partially offset by a $42.4 million increase in cash outlays in capital spending for property, plant and equipment.  For additional information related to our capital spending for property, plant and equipment, see “Capital Spending” included within this Item 2.

Financing activities. Cash provided by financing activities was $329.6 million for the three months ended March 31, 2008 versus $231.1 million for the three months ended March 31, 2007.  The following information highlights significant factors that influenced the $98.5 million quarter-to-quarter increase in cash provided by financing activities:

▪
Net borrowings under our consolidated debt agreements increased $424.5 million quarter-to-quarter primarily due to cash requirements of our capital spending program.  For additional information regarding our consolidated debt obligations, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.  Also see Note 18 for information related to issuance of additional debt in April 2008.

▪
Contributions from minority interests decreased $299.8 million quarter-to-quarter primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of $291.9 million as of March 31, 2007 (ultimate net proceeds were $290.5 million).

▪	Cash distributions to our partners increased $33.8 million quarter-to-quarter due to an increase in common units outstanding and our quarterly cash distribution rates.

▪	We received $6.3 million from the settlement of interest rate swaps during the three months ended March 31, 2008 related to our interest rate hedging activities.

Capital Spending

An integral part of our business strategy involves expansion through business combinations, growth capital projects and investments in joint ventures.  We believe that we are positioned to continue to grow our system of assets through the construction of new facilities and to capitalize on expected increases in natural gas and/or crude oil production from resource basins such as the Piceance Basin of western Colorado, the Greater Green River Basin in Wyoming, the Barnett Shale in North Texas and the deepwater Gulf of Mexico.

 Management continues to analyze potential acquisitions, joint ventures and similar transactions with businesses that operate in complementary markets or geographic regions.  In past years, major oil and gas companies have sold non-strategic assets in the midstream energy sector in which we operate.  We forecast that this trend will continue, and expect independent oil and natural gas companies to consider similar divestitures.

The following table summarizes our capital spending by activity on a cash basis for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Capital spending for property, plant and equipment, net
of contributions in aid of construction costs (1)	$617,263	$574,890
Capital spending for business combinations	1	312
Investments in unconsolidated affiliates	7,432	38,973
Total capital spending	$624,696	$614,175

(1) On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. Contributions in aid of construction costs were $6.8 million and $39.1 million for the three months ended March 31, 2008 and 2007, respectively.

Based on information currently available, we estimate our consolidated capital spending for the remainder of 2008 will approximate $1.2 billion, which includes estimated expenditures of $994.4 million for growth capital projects and acquisitions and $174.0 million for sustaining capital expenditures.

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

At March 31, 2008, we had approximately $361.2 million in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to construction of our Barnett Shale natural gas pipeline project and Meeker natural gas processing plant.

Spending Update Regarding Significant Ongoing Growth Capital Projects

The following table summarizes information regarding our current significant growth capital projects as of May 1, 2008 (dollars in millions).  The capital spending amount noted for each project at March 31, 2008 includes accrued expenditures and capitalized interest as of this date.  The forecast amount noted for each project includes a provision for estimated capitalized interest.

		Actual	Current
	Estimated	Costs Through	Forecast
	Date of	March 31,	Total
Project Name	Completion	2008	Cost

Expansion of Petal natural gas storage facility	Second Quarter 2008	$79.3	$96.4
Meeker II natural gas processing plant	Third Quarter 2008	245.1	400.3
Sherman Extension Pipeline (Barnett Shale)	Fourth Quarter 2008	196.7	477.8
ExxonMobil Conditioning & Treating Facility – Piceance Basin	Fourth Quarter 2008	140.1	198.4
Mont Belvieu Storage Well Optimization Projects	Fourth Quarter 2008	159.9	178.8
Shenzi Oil Pipeline	2009	108.5	170.4
Marathon Piceance Basin pipeline projects	2009	9.0	72.1
Expansion of Wilson natural gas storage facility	2010	17.6	113.4

  For a brief description of each of these projects, see “– Liquidity and Capital Resources – Capital Spending – Significant Ongoing Growth Capital Projects,” included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Pipeline Integrity Costs

Our NGL, petrochemical and natural gas pipelines are subject to pipeline safety programs administered by the U.S. Department of Transportation, through its Office of Pipeline Safety.  The following table summarizes our pipeline integrity costs, net of indemnity payments received from El Paso, for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Expensed	$11,761	$8,323
Capitalized	5,486	10,420
Total	$17,247	$18,743

We expect our cash outlay for the pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $102.8 million for the remainder of 2008.  This amount includes $8.0 million attributable to pipeline integrity projects of Duncan Energy Partners.

Overview of Critical Accounting Policies and Estimates

A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Certain of these accounting policies require the use of estimates.  As more fully described therein, the following estimates, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: depreciation methods and estimated useful lives of property, plant and equipment; measuring recoverability of long-lived assets and equity method investments; amortization methods and estimated useful lives of qualifying intangible assets; methods we employ to measure the fair value of goodwill; revenue recognition policies and use of estimates for revenues and expenses; reserves for environmental matters; and natural gas imbalances. These estimates are based on our current knowledge and understanding and may change as a result of actions we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial position, results of operations and cash flows.

Other Items

Contractual Obligations

The following information summarizes significant changes in our contractual obligations since those presented in our Annual Report on Form 10-K at December 31, 2007 (dollars in thousands).

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of long-term debt (1)	$1,100,000	$--	$--	$--	$1,100,000
Estimated cash payments for interest (2)	$606,145	$68,100	$136,200	$136,200	$265,645

(1) Represents payment obligations associated with Senior Notes M and N, which were issued by EPO in April 2008. For additional information regarding the issuance of these notes, see Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.
(2) Includes interest payments due on EPO’s Senior Notes M and N, which were issued in April 2008. Amounts are based on stated fixed coupon rates.

Off-Balance Sheet Arrangements

There have been no significant changes with regards to our off-balance sheet arrangements since those reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

Summary of Related Party Transactions

The following table summarizes our revenue and expense transactions with related parties for the periods indicated (dollars in thousands).

	For the Three Months Ended March 31,
	2008	2007
Revenues from consolidated operations:
EPCO and affiliates	$241,497	$8,542
Unconsolidated affiliates	59,204	55,700
Total	$300,701	$64,242
Operating costs and expenses:
EPCO and affiliates	$150,600	$78,673
Unconsolidated affiliates	26,006	5,273
Total	$176,606	$83,946
General and administrative costs:
EPCO and affiliates	$17,742	$13,055
Other expense:
EPCO and affiliates	$274	$70

For additional information regarding our related party transactions, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

We have an extensive and ongoing relationship with EPCO and its affiliates, including TEPPCO and Energy Transfer Equity.  Our revenues from EPCO and affiliates are primarily associated with sales of NGL products.  Our expenses with EPCO and affiliates are primarily due to (i) reimbursements we pay EPCO in connection with an administrative services agreement and (ii) purchases of NGL products.  TEPPCO is an affiliate of ours due to the common control relationship of both entities.  Energy Transfer Equity and LE GP are related parties to us due to common control by Enterprise GP Holdings, the owner of our general partner.

Many of our unconsolidated affiliates perform supporting or complementary roles to our consolidated business operations.  The majority of our revenues from unconsolidated affiliates are earned from our sale of natural gas to Evangeline.  The majority of our expenses with unconsolidated affiliates pertain to (i) our purchase of natural gas from Jonah and (ii) NGL transportation, storage and fractionation services we receive from K/D/S Promix, L.L.C.

On February 5, 2007, our consolidated subsidiary, Duncan Energy Partners, completed an underwritten initial public offering of its common units.  Duncan Energy Partners was formed in September 2006 as a Delaware limited partnership to, among other things, acquire ownership interests in certain of our midstream energy businesses.

Non-GAAP reconciliations

A reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and income before provision for income taxes and minority interest follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Total segment gross operating margin	$522,221	$324,499
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in
operating costs and expenses	(133,922)	(119,492)
Operating lease expense paid by EPCO	(527)	(526)
Gain on sale of assets in operating costs and expenses	165	73
General and administrative costs	(21,205)	(16,630)
Consolidated operating income	366,732	187,924
Other expense, net	(91,055)	(61,430)
Income before provision for income taxes and minority
interest	$275,677	$126,494

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

Recent Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157 that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding fair value disclosures pertaining to our financial assets and liabilities.

For information regarding accounting developments during the first quarter of 2008 that may affect our future financial statements, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Item 1 of this Quarterly Report.

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

Fair Value Hedges – Interest Rate Swaps
As summarized in the following table, we had nine interest rate swap agreements outstanding at March 31, 2008 that were accounted for as fair value hedges.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	Of Swaps	by Swap	Date of Swap	Variable Rate (1)	Value (2)
Senior Notes B, 7.50% fixed rate, due Feb. 2011	1	Jan. 2004 to Feb. 2011	Feb. 2011	7.50% to 6.53%	$50 million
Senior Notes C, 6.375% fixed rate, due Feb. 2013	2	Jan. 2004 to Feb. 2013	Feb. 2013	6.38% to 5.07%	$200 million
Senior Notes G, 5.6% fixed rate, due Oct. 2014	6	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 6.13%	$600 million

(1)    The variable rate indicated is the all-in variable rate for the current settlement period.
(2)   In April 2008, the interest rate swap associated with Senior Notes B was settled and we received $1.8 million of cash.  In addition, in April 2008 we settled two swaps, each with a notional value of $100.0 million, associated with Senior Notes G and C and we received cash of   $5.4 million and $4.8 million, respectively.

The aggregate fair value of these nine interest rate swaps at March 31, 2008 was an asset of $48.7 million, with an offsetting decrease in the fair value of the underlying debt.  There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $14.8 million (an asset).  Interest expense for the three months ended March 31, 2008 and 2007 includes a $0.8 million loss and a $2.3 million loss, respectively, from these swap agreements.

In February 2008, we terminated two interest rate swaps, each with a notional value of $100.0 million, related to our Senior Notes K and received cash of $6.3 million of cash.  This amount will be amortized to earnings as a reduction in interest expense over the remaining life of the underlying debt.

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

Resulting		Swap Fair Value at
Scenario	Classification	March 31, 2008	April 22, 2008
FV assuming no change in underlying interest rates	Asset	$48,748	$23,762
FV assuming 10% increase in underlying interest rates	Asset	35,983	11,864
FV assuming 10% decrease in underlying interest rates	Asset	61,512	35,661

(1) The decrease in swap fair value is primarily due to the termination of three interest rate swaps in early April 2008.

Cash Flow Hedges – Interest Rate Swaps

 Duncan Energy Partners had three floating-to-fixed interest rate swap agreements outstanding at March 31, 2008 that were accounted for as cash flow hedges.
	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	Of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
Duncan Energy Partners’ Revolver, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	2.67% to 4.62%	$175.0 million

(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

We recognized a $60 thousand benefit from these swap agreements during the three months ended March 31, 2008.  The aggregate fair value of these interest rate swaps at March 31, 2008 and December 31, 2007 was a liability of $9.0 million and $3.8 million, respectively.  As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded into other comprehensive income and amortized into income based on the settlement period hedged.  Over the next twelve months, we expect to reclassify $3.9 million of this loss to earnings as an increase in interest expense.

The following table shows the effect of hypothetical price movements on the estimated fair value of Duncan Energy Partners’ interest rate swap portfolio (dollars in thousands).

Resulting		Swap Fair Value at
Scenario	Classification	March 31, 2008	April 22, 2008
FV assuming no change in underlying interest rates	Liability	$9,049	$6,367
FV assuming 10% increase in underlying interest rates	Liability	8,094	5,158
FV assuming 10% decrease in underlying interest rates	Liability	10,004	7,577

Cash Flow Hedges – Treasury Locks

At times, we may use treasury lock financial instruments to hedge the underlying U.S. treasury rates related to our anticipated issuances of debt. Gains or losses on the termination of such instruments are amortized to earnings using the effective interest method over the estimated term of the underlying fixed-rate debt.   Each of our treasury lock transactions was designated as a cash flow hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.

In connection with our issuance of Senior Notes M and N in April 2008, we terminated all of our outstanding treasury lock financial instruments.  On March 31, 2008, we terminated treasury locks having a notional value of $350.0 million and recognized an other comprehensive loss of $27.7 million.   On April 1, 2008, we terminated the remaining treasury locks, which had an aggregate notional value of $250.0 million.  As a result, we will recognize an additional other comprehensive loss of $12.7 million during the second quarter of 2008.

With respect to our treasury lock transactions (including those terminated in prior periods), we will reclassify $3.3 million of net gains to earnings as a decrease in interest expense over the next twelve months.

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

At March 31, 2008 and December 31, 2007, the fair value of our commodity financial instrument was an asset of $68.3 million and a liability of $19.3 million, respectively.  The change in fair value of this portfolio between March 31, 2008 and December 31, 2007 is primarily due to an increase in natural gas prices.

During the three months ended March 31, 2008, we recorded a loss of $3.8 million related to our commodity financial instruments, which was offset by ineffectiveness of $2.8 million (a benefit).  During the three months ended March 31, 2007, we recorded a loss of $2.6 million related to our commodity financial instruments.  No ineffectiveness was recorded during the three months ended March 31, 2007.  These contracts will terminate during 2008, and any amounts remaining in accumulated other comprehensive income will be reclassified into earnings in 2008.

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

Resulting		Portfolio Fair Value at
Scenario	Classification	March 31, 2008	April 22, 2008
FV assuming no change in underlying commodity prices	Asset	$68,270	$59,903
FV assuming 10% increase in underlying commodity prices	Asset	90,357	87,659
FV assuming 10% decrease in underlying commodity prices	Asset	47,409	32,146

Foreign Currency Hedging Program

We are exposed to foreign currency exchange rate risk primarily through our Canadian NGL marketing subsidiary.  As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  As of March 31, 2008, $1.6 million of these exchange contracts were outstanding, all of which settled in April 2008.

Fair Value Information

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 157 that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding fair value disclosures pertaining to our financial assets and liabilities.

Item 4.  Controls and Procedures.

Our management, with the participation of the chief executive officer (“CEO”) and chief financial officer (“CFO”) of Enterprise Products GP, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on their evaluation, the CEO and CFO of Enterprise Products GP have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

In general, there have been no significant changes in our risk factors since December 31, 2007.  For a detailed discussion of our risk factors, please read Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not repurchase any of our common units during the three months ended March 31, 2008.  As of March 31, 2008, we and our affiliates are authorized to repurchase up to 618,400 common units under the December 1998 common unit repurchase program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On January 29, 2008, we held a special meeting where our unitholders where asked to approve the terms of the Enterprise Products 2008 Long-Term Incentive Plan (the “2008 LTIP”).  See Item 4 of our Annual Report on Form 10-K for information regarding this matter and related vote totals.

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

3.4
Second Amendment to Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of April 14, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 16, 2008).

3.5
Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed November 8, 2007).

3.6	Limited Liability Company Agreement of Enterprise Products Operating LLC dated as of June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed on August 8, 2007).
3.7
Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.8	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
3.9
Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P. Form S-1 Registration Statement, Reg. No. 333-138371, filed November 2, 2006).

3.10
Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K/A filed February 5, 2007).

3.11
First Amendment to Amended and Restated Partnership Agreement of Duncan Energy Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K/A filed on January 3, 2008).

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

4.20
Twelfth Supplemental Indenture, dated as of April 3, 2008, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed April 3, 2008).

4.21
Thirteenth Supplemental Indenture, dated as of April 3, 2008, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).

4.22
Global Note representing $350 million principal amount of 6.375% Series B Senior Notes due 2013 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4, Reg. No. 333-102776, filed January 28, 2003).

4.23	Global Note representing $500 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 31, 2003).
4.24	Global Notes representing $450 million principal amount of 7.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 25, 2001).
4.25
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

4.32	Global Note representing $500,000,000 principal amount of 4.95% Senior Notes due 2010 with attached Guarantee (incorporated by reference to Exhibit 4.47 to Form 10-Q filed November 4, 2005).
4.33	Form of Junior Note, including Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed July 19, 2006).
4.34	Global Note representing $800,000,000 principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 8, 2007).

4.35	Form of Global Note representing $400,000,000 principal amount of 5.65% Senior Notes due 2013 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed April 3, 2008).
4.36	Form of Global Note representing $700,000,000 principal amount of 6.55% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).
4.37
Amended and Restated Credit Agreement dated as of June 29, 2005, among Cameron Highway Oil Pipeline Company, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005).

4.38
Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.39
First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.40
Purchase Agreement, dated as of July 12, 2006 between Cerrito Gathering Company, Ltd., Cerrito Gas Marketing, Ltd., Encinal Gathering, Ltd., as Sellers, Lewis Energy Group, L.P. as Guarantor, and Enterprise Products Partners L.P., as buyer (incorporated by reference to Exhibit 4.6 to Form 10-Q filed August 8, 2006).

10.1***	Amended and Restated Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 filed on May 6, 2008).
10.2***	Form of Option Grant Award under Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 filed on May 6, 2008).
10.3***	Form of Restricted Unit Grant Award under Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed on May 6, 2008).
10.4#***	Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after May 7, 2008.
10.5#***	Amendment to Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after April 10, 2007 but before May 7, 2008.
10.6***	Enterprise Unit L.P. Agreement of Limited Partnership dated February 20, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2008).
31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the March 31, 2008 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P. for the March 31, 2008 quarterly report on Form 10-Q.
32.1#	Section 1350 certification of Michael A. Creel for the March 31, 2008 quarterly report on Form 10-Q.
32.2#	Section 1350 certification of W. Randall Fowler for the March 31, 2008 quarterly report on Form 10-Q.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for Enterprise Products Partners L.P. and Duncan Energy Partners L.P. are 1-14323 and 1-33266, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Houston, State of Texas on May 12, 2008.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By: Enterprise Products GP, LLC, as General Partner

By: ___/s/ Michael J. Knesek___________________
Name: Michael J. Knesek
Title: Senior Vice President, Controller and Principal Accounting Officer of the general partner