Form 10-K
period 2008-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2009-03-02
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Registrant's Telephone Number, Including Area Code)

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

The aggregate market value of Enterprise Products Partners L.P.’s (or “EPD’s”) common units held by non-affiliates at June 30, 2008 was approximately $8.44 billion based on the closing price of such equity securities in the daily composite list for transactions on the New York Stock Exchange on June 30, 2008.  This figure excludes common units beneficially owned by certain affiliates, including Dan L. Duncan.  There were 449,944,731 common units of EPD outstanding at March 2, 2009.

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which are private company affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its wholly owned private company affiliates, which are related parties to all of the foregoing named entities.

We, EPO, Duncan Energy Partners, DEP GP, EPGP, Enterprise GP Holdings, EPE Holdings, TEPPCO and TEPPCO GP are affiliates under the common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

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

We are a publicly traded Delaware limited partnership formed in 1998, the common units of which are listed on the NYSE under the ticker symbol “EPD.”  We are owned 98.0% by our limited partners and 2.0% by our general partner, EPGP.  Our general partner is owned by a publicly traded affiliate, Enterprise GP Holdings, the common units of which are listed on the NYSE under the ticker symbol “EPE.”

Business Strategy

We operate an integrated network of midstream energy assets that includes: natural gas gathering, treating, processing, transportation and storage; NGL fractionation (or separation), transportation, storage and import and export terminalling; crude oil transportation; offshore production platform services; and petrochemical transportation and services.  Our business strategies are to:

▪
capitalize on expected increases in natural gas, NGL and crude oil production resulting from development activities in the Rocky Mountains, Midcontinent and U.S. Gulf Coast regions, including the Gulf of Mexico and Barnett Shale producing regions;

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

As noted above, part of our business strategy involves expansion through growth capital projects.  We expect that these projects will enhance our existing asset base and provide us with additional growth opportunities in the future.  For information regarding our growth capital projects, see “Liquidity and Capital Resources - Capital Spending” included under Item 7 of this annual report.

Financial Information by Business Segment

For information regarding our business segments, see Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.  Such financial information is incorporated by reference into this Item 1 and 2 discussion.

Recent Developments

For information regarding our recent developments, see “Recent Developments” included under Item 7 of this annual report, which is incorporated by reference into this Item 1 and 2 discussion.

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

Our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters.  For a discussion of the principal effects such laws and regulations have on our business, see “Regulation” and “Environmental and Safety Matters” included within this Item 1 and 2.

Our revenues are derived from a wide customer base.  During 2008 our largest customer was LyondellBasell Industries (“LBI”) and its affiliates, which accounted for 9.6% of our consolidated revenues.  In 2007 and 2006, our largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9% and 6.1%, respectively, of our consolidated revenues.

On January 6, 2009, LBI announced that its U.S. operations had voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the bankruptcy filing, we had approximately $17.3 million of credit exposure to LBI, which was reduced to approximately $10.0 million through remedies provided under certain pipeline tariffs.  In addition, we are seeking to have LBI accept certain contracts and have filed claims pursuant to current Bankruptcy Court Orders that we expect will allow us to recover the majority of the remaining credit exposure.

For 2008, LBI accounted for 10.2%, or $1.6 billion, of revenues attributable to our NGL Pipelines & Services business segment and 19.2%, or $516.2 million, of revenues attributable to our Petrochemical Services business segment.

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

NGL Pipelines & Services

Our NGL Pipelines & Services business segment includes our (i) natural gas processing business and related NGL marketing activities, (ii) NGL pipelines aggregating approximately 14,322 miles including our 7,808-mile Mid-America Pipeline System, (iii) NGL and related product storage facilities and (iv) NGL fractionation facilities located in Texas and Louisiana.  This segment also includes our import and export terminal operations.

NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are used as raw materials by the petrochemical industry, as feedstocks by refiners in the production of motor gasoline and by industrial and residential users as fuel.  Ethane is primarily used in the petrochemical industry as a feedstock for ethylene production, one of the basic building blocks for a wide range of plastics and other chemical products.  Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel.  Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to derive isobutane through isomerization.  Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, principally for use in refinery alkylation to enhance the octane content of motor gasoline, in the production of isooctane and other octane additives and in the production of propylene oxide.  Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.

Natural gas processing and related NGL marketing activities. At the core of our natural gas processing business are 24 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  Natural gas produced at the wellhead especially in association with crude oil contains varying amounts of NGLs.  This “rich” natural gas in its raw form is usually not acceptable for transportation in the nation’s major natural gas pipeline systems or for commercial use as a fuel.  Natural gas processing plants remove the NGLs from the natural gas stream, enabling the natural gas to meet pipeline and commercial quality specifications.  In addition, on an energy equivalent basis, NGLs generally have a greater economic value as a raw material for petrochemical and motor gasoline production than their value as components of the natural gas stream.  After extraction, we typically transport the mixed NGLs to a centralized facility for fractionation (or separation) into purity NGL products such as ethane, propane, normal butane, isobutane and natural gasoline.  The purity NGL products can then be used in our NGL marketing activities to meet contractual requirements or sold on spot and forward markets.

When operating and extraction costs of natural gas processing plants are higher than the incremental value of the NGL products that would be extracted, the recovery levels of certain NGL products, principally ethane, may be reduced or eliminated.  This leads to a reduction in NGL volumes available for transportation and fractionation.

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

To the extent that we are obligated under our margin-band and keepwhole gas processing contracts to compensate the producer for the natural gas equivalent energy value of mixed NGLs we extract from the natural gas stream, we are exposed to various risks, primarily commodity price fluctuations. However, our margin band contracts contain terms which limit our exposure to such risks.  The prices of natural gas and NGLs are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  Periodically, we attempt to mitigate these risks through the use of commodity financial instruments.  For information regarding our use of commodity financial instruments, see “Commodity Risk Hedging Program” included under Item 7A of this annual report.

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

NGL pipelines, storage facilities and import/export terminals. Our NGL pipeline, storage and terminalling operations include approximately 14,322 miles of NGL pipelines, 157.2 MMBbls of working capacity of NGL and related product storage and two import/export facilities.

Our NGL pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities, refineries and import terminals to fractionation plants and storage facilities; distribute and collect NGL products to and from fractionation plants, petrochemical plants and refineries; and deliver propane to customers along the Dixie Pipeline and certain sections of the Mid-America Pipeline System.  Revenue from our NGL pipeline transportation agreements is generally based upon a fixed fee per gallon of liquids transported multiplied by the volume delivered.  Accordingly, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers (including those charged to our NGL and petrochemical marketing activities, which are eliminated in consolidation).  The transportation fees charged under these arrangements are either contractual or regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”).  Typically, we do not take title to the products transported by our NGL pipelines; rather, the shipper retains title and the associated commodity price risk.

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

Mixed NGLs extracted by domestic natural gas processing plants represent the largest source of volumes processed by our NGL fractionators.  Based upon industry data, we believe that sufficient volumes of mixed NGLs, especially those originating from Gulf Coast, Rocky Mountain and Midcontinent natural gas processing plants, will be available for fractionation in commercially viable quantities for the foreseeable future. Significant volumes of mixed NGLs are contractually committed to our NGL fractionation facilities by joint owners and third-party customers.

The majority of our NGL fractionation facilities process mixed NGL streams for third-party customers and support our NGL marketing activities under fee-based arrangements.  These fees (typically in cents per gallon) are subject to adjustment for changes in certain fractionation expenses, including natural gas fuel costs.  At our Norco facility, we perform fractionation services for certain customers under percent-of-liquids contracts.  The results of operations of our NGL fractionation business are dependent upon the volume of mixed NGLs fractionated and either the level of fractionation fees charged (under fee-based contracts) or the value of NGLs received (under percent-of-liquids arrangements). Our fee-based customers generally retain title to the NGLs that we process for them; however, we are exposed to fluctuations in NGL prices (i.e., commodity price risk) to the extent we fractionate volumes for customers under percent-of-liquids arrangements. Periodically, we attempt to mitigate these risks through the use of commodity financial instruments.  For information regarding our use of commodity financial instruments, see “Commodity Risk Hedging Program” included under Item 7A of this annual report.

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

In support of our commercial goals, our NGL marketing activities rely on inventories of mixed NGLs and purity NGL products.  These inventories are the result of accumulated equity NGL production volumes, imports and other spot and contract purchases.  Our inventories of ethane, propane and normal butane are typically higher on a seasonal basis from March through November as each are normally in higher demand and at higher price levels during winter months.  Isobutane and natural gasoline inventories are generally stable throughout the year.  Generally, our inventory cycle begins in late-February to mid-March (the seasonal low point), builds through September, and remains level until early December before being drawn through winter until the seasonal low is reached again.

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

Our competitors in the NGL and related product storage businesses are integrated major oil companies, chemical companies and other storage and pipeline companies.  We compete with other storage service providers primarily in terms of the fees charged, number of pipeline connections and operational dependability.  Our import and export operations also compete with those operated by major oil and chemical companies primarily in terms of loading and offloading volumes per hour.

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

Properties. The following table summarizes the significant natural gas processing assets of our NGL Pipelines & Services business segment at February 2, 2009.

			Net Gas	Total Gas
		Our	Processing	Processing
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(Bcf/d) (1)	(Bcf/d)
Natural gas processing facilities:
Meeker (2)	Colorado	100.0%	1.40	1.40
Pioneer (3)	Wyoming	100.0%	1.30	1.30
Toca	Louisiana	67.4%	0.70	1.10
Chaco	New Mexico	100.0%	0.65	0.65
North Terrebonne	Louisiana	52.5%	0.63	1.30
Calumet	Louisiana	32.7%	0.51	1.60
Neptune	Louisiana	66.0%	0.43	0.65
Pascagoula	Mississippi	40.0%	0.40	1.50
Yscloskey	Louisiana	14.6%	0.34	1.85
Thompsonville	Texas	100.0%	0.30	0.30
Shoup	Texas	100.0%	0.29	0.29
Gilmore	Texas	100.0%	0.26	0.26
Armstrong	Texas	100.0%	0.25	0.25
Others (10 facilities) (4)	Texas, New Mexico, Louisiana	Various (5)	1.19	2.85
Total processing capacities			8.65	15.30

(1)  The approximate net natural gas processing capacity does not necessarily correspond to our ownership interest in each facility. It is based on a variety of factors such as volumes processed at the facility and ownership interest in the facility.
(2)  We commenced natural gas processing operations at our Meeker facility in October 2007 and subsequently began the Meeker Phase II expansion project to double the natural gas processing capacity to 1.4 Bcf/d at this facility. The Meeker Phase II expansion is expected to be operational during the first quarter of 2009.
(3)  We acquired a silica gel natural gas processing facility from TEPPCO in March 2006 and subsequently increased the processing capacity from 0.3 Bcf/d to 0.6 Bcf/d. In addition, we constructed a new cryogenic processing facility having 0.7 Bcf/d of processing capacity, which became operational in February 2008.
(4)  Includes our Venice, Sea Robin and Burns Point facilities located in Louisiana; Indian Basin and Carlsbad facilities located in New Mexico; and San Martin, Delmita, Sonora, Shilling and Indian Springs facilities located in Texas. Our ownership in the Venice plant is through our 13.1% equity method investment in Venice Energy Services Company, L.L.C. (“VESCO”).
(5)  Our ownership in these facilities ranges from 13.1% to 100.0%.

At the core of our natural gas processing business are 24 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  Our natural gas processing facilities can be characterized as two distinct types: (i) straddle plants situated on mainline natural gas pipelines owned either by us or by third parties or (ii) field plants that process natural gas from gathering pipelines.  We operate the Meeker, Pioneer, Toca, Chaco, North Terrebonne, Calumet, Neptune, Burns Point and Carlsbad plants and all of the Texas facilities.  On a weighted-average basis, utilization rates for these assets were 66.4%, 66.4%, and 56.0% during the years ended December 31, 2008, 2007 and 2006, respectively.  These rates reflect the periods in which we owned an interest in such facilities.

Our NGL marketing activities utilize a fleet of approximately 730 railcars, the majority of which are leased.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the United States and parts of Canada.  We have rail loading and unloading facilities in Alabama, Arizona, California, Kansas, Louisiana, Minnesota, Mississippi, Nevada, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers.

The following table summarizes the significant NGL pipelines and related storage assets of our NGL Pipelines & Services business segment at February 2, 2009.

				Useable
		Our		Storage
		Ownership	Length	Capacity
Description of Asset	Location(s)	Interest	(Miles)	(MMBbls)
NGL pipelines:
Mid-America Pipeline System	Midwest and Western U.S.	100.0%	7,808
Dixie Pipeline	South and Southeastern U.S.	100.0% (1)	1,371
Seminole Pipeline	Texas	90.0% (2)	1,342
EPD South Texas NGL System	Texas	100.0% (3)	1,020
Louisiana Pipeline System	Louisiana	Various (4)	612
Skelly-Belvieu Pipeline	Texas	49.0% (5)	570
Promix NGL Gathering System	Louisiana	50.0%	364
DEP South Texas NGL Pipeline System	Texas	100.0% (3)	297
Houston Ship Channel	Texas	100.0%	252
Lou-Tex NGL	Texas, Louisiana	100.0%	205
Others (6 systems) (6)	Various	Various	481
Total miles			14,322
NGL and related product storage facilities by state:
Texas (7)				124.7
Louisiana				15.3
Kansas				7.5
Mississippi				5.7
Others (Arizona, Georgia, Iowa, Kansas, Nebraska, North Carolina, Oklahoma)				4.0
Total capacity (8)				157.2

(1)  We acquired the remaining 25.8% ownership interest in this system during August 2008 and now own 100.0% of the Dixie Pipeline through our subsidiary, Dixie Pipeline Company (“Dixie”).
(2)  We hold a 90.0% interest in this system through a majority owned subsidiary, Seminole Pipeline Company (“Seminole”).
(3)  Reflects consolidated ownership of these systems by EPO (34.0%) and Duncan Energy Partners (66.0%).
(4)  Of the 612 total miles for this system, we own 100.0% of 559 miles and 52.5% of the remaining 53 miles.
(5)  Our ownership interest in this pipeline is held indirectly through our equity method investment in Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”), which we acquired in December 2008.
(6)  Includes our Tri-States, Belle Rose, Wilprise, Chunchula and Bay Area pipelines located in the coastal regions of Alabama, Louisiana, Mississippi and Texas and our Meeker pipeline in Colorado.  We acquired the remaining 16.7% ownership interest in Belle Rose NGL Pipeline, L.L.C. and an additional 16.7% interest in Tri-States NGL Pipeline, L.L.C. in October 2008.
(7)  The amount shown for Texas includes 33 underground NGL and petrochemical storage caverns with an aggregate useable storage capacity of approximately 100 MMBbls that we own jointly with Duncan Energy Partners.  These caverns are located in Mont Belvieu, Texas.
(8)  The 157.2 MMBbls of total useable storage capacity includes 22.4 MMBbls held under long-term operating leases.  The leased facilities are located in Texas, Louisiana and Kansas.

The maximum number of barrels that our NGL pipelines can transport per day depends upon the operating balance achieved at a given point in time between various segments of the systems.  Since the operating balance is dependent upon the mix of products to be shipped and demand levels at various delivery points, the exact capacities of our NGL pipelines cannot be determined.  We measure the utilization rates of such pipelines in terms of net throughput (i.e., on a net basis in accordance with our consolidated ownership interest).  Total net throughput volumes for these pipelines were 1,747 MBPD, 1,583 MBPD and 1,450 MBPD during the years ended December 31, 2008, 2007 and 2006, respectively.

The following information highlights the general use of each of our principal NGL pipelines.  We operate our NGL pipelines with the exception of Skelly-Belvieu Pipeline, Tri-States and a small portion of the Louisiana Pipeline System.

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

During 2008, approximately 52.0% of the volumes transported on the Mid-America Pipeline System were mixed NGLs originating from natural gas processing plants located in the Permian Basin in west Texas, the Hugoton Basin of southwestern Kansas, the San Juan Basin of northwest New Mexico, the Piceance Basin of Colorado, the Uintah Basin of Colorado and Utah and the Greater Green River Basin of southwestern Wyoming.  The remaining volumes are generally purity NGL products originating from NGL fractionators in the mid-continent areas of Kansas, Oklahoma, and Texas, as well as deliveries from Canada.

▪
The Dixie Pipeline is a regulated pipeline that extends from southeast Texas and Louisiana to markets in the southeastern United States and transports propane and other NGLs.  Propane supplies transported on this system primarily originate from southeast Texas, southern Louisiana and Mississippi.  This system operates in seven states:  Texas, Louisiana, Mississippi, Alabama, Georgia, South Carolina and North Carolina.

▪
The Seminole Pipeline is a regulated pipeline that transports NGLs from the Hobbs hub and the Permian Basin area of west Texas to markets in southeastern Texas.  NGLs originating on the Mid-America Pipeline System are the primary source of throughput for the Seminole Pipeline.

▪
The EPD South Texas NGL System is a network of NGL gathering and transportation pipelines located in south Texas.  The system includes approximately 380 miles of pipeline used to gather and transport mixed NGLs from our south Texas natural gas processing facilities to our south Texas NGL fractionation facilities.  The pipeline system also includes approximately 640 miles of pipelines that deliver NGLs from our south Texas fractionation facilities to refineries and petrochemical plants located between Corpus Christi and Houston, Texas and within the Texas City-Houston area, as well as to common carrier NGL pipelines.

We contributed a 66.0% equity interest in Enterprise GC, LP (“Enterprise GC”), our subsidiary that owns the EPD South Texas NGL Pipeline, to Duncan Energy Partners effective December 8, 2008.  We own, through our other subsidiaries, the remaining 34.0% equity interest in Enterprise GC.  For additional information regarding this transaction, see “Other Items – Duncan Energy Partners Transactions” included under Item 7 of this annual report.

▪
The Louisiana Pipeline System is a network of NGL pipelines located in Louisiana.  This system transports NGLs originating in southern Louisiana and in Texas to refineries and petrochemical companies along the Mississippi River corridor in southern Louisiana.  This system also provides transportation services for our natural gas processing plants, NGL fractionators and other facilities located in Louisiana.

▪
The Skelly-Belvieu Pipeline is a regulated pipeline that transports mixed NGLs from Skellytown, Texas to markets in southeast Texas.  Volumes originating on the Mid-America Pipeline System and NGLs produced at local refineries are the primary source of throughput for the Skelly-Belvieu Pipeline.

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

▪
The Houston Ship Channel pipeline system is a collection of pipelines interconnecting our Mont Belvieu facilities with our Houston Ship Channel import/export terminals and various third party petrochemical plants, refineries and other pipelines located along the Houston Ship Channel.  This system is used to deliver NGL products to third-party petrochemical plants and refineries as well as to deliver feedstocks to our Mont Belvieu facilities.

▪
The Lou-Tex NGL pipeline system is used to provide transportation services for NGLs and refinery grade propylene between the Louisiana and Texas markets. We also use this pipeline to transport mixed NGLs from Mont Belvieu to our Louisiana Pipeline System.

Our NGL and related product storage facilities are integral parts of our pipeline and other operations.  In general, these underground storage facilities are used to store NGLs and petrochemical products for us and our customers.  We operate these facilities, with the exception of certain Louisiana storage locations operated for us by a third party.

Duncan Energy Partners, one of our consolidated subsidiaries, owns a 66.0% equity interest in our subsidiary, Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”).  We own, through our other subsidiaries, the remaining 34.0% equity interest in Mont Belvieu Caverns.  Mont Belvieu Caverns owns 33 underground NGL and petrochemical storage caverns with an aggregate storage capacity of approximately 100 MMBbls, a brine system with approximately 20 MMBbls of above-ground brine storage pit capacity and two brine production wells.  These assets store and deliver NGLs (such as ethane and propane) and certain refined and petrochemical products for industrial customers located along the upper Texas Gulf Coast.

The following table summarizes the significant NGL fractionation assets of our NGL Pipelines & Services business segment at February 2, 2009.

			Net	Total
		Our	Plant	Plant
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Mont Belvieu	Texas	75.0%	178	230
Shoup and Armstrong	Texas	100.0% (2)	87	87
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0%	73	145
BRF	Louisiana	32.2%	19	60
Tebone	Louisiana	52.5%	12	30
Total plant capacities			519	702

(1)  The approximate net NGL fractionation capacity does not necessarily correspond to our ownership interest in each facility.  It is based on a variety of factors such as volumes processed at the facility and ownership interest in the facility.
(2)  Reflects consolidated ownership of these fractionators by EPO (34.0%) and Duncan Energy Partners (66.0%).

The following information highlights the general use of each of our principal NGL fractionation facilities.  We operate all of our NGL fractionation facilities.

▪
Our Mont Belvieu NGL fractionation facility is located at Mont Belvieu, Texas, which is a key hub of the domestic and international NGL industry.  This facility fractionates mixed NGLs from several major NGL supply basins in North America including the Mid-Continent, Permian Basin, San Juan Basin, Rocky Mountains, East Texas and the Gulf Coast.

▪
Our Shoup and Armstrong NGL fractionation facilities fractionate mixed NGLs supplied by our south Texas natural gas processing plants.  In turn, the Shoup and Armstrong facilities supply NGLs transported by the DEP South Texas NGL Pipeline System.

We contributed a 66.0% equity interest in Enterprise GC, our subsidiary that owns the Shoup and Armstrong NGL fractionators, to Duncan Energy Partners effective December 8, 2008.  We own through our other subsidiaries the remaining 34.0% equity interest in Enterprise GC.  For additional information regarding this transaction, see “Other Items – Duncan Energy Partners Transactions” included under Item 7 of this annual report.

▪
Our Hobbs NGL fractionation facility is located in Gaines County, Texas, where it serves petrochemical end users and refineries in West Texas, New Mexico and California.  In addition, the Hobbs facility can supply exports to northern Mexico through existing third-party pipeline infrastructure.  The Hobbs facility receives mixed NGLs from several major supply basins including Mid-Continent, Permian Basin, San Juan Basin and the Rocky Mountains. The facility is strategically located at the interconnect of our Mid-America Pipeline System and Seminole Pipeline, providing us flexibility to supply the nation’s largest NGL hub at Mont Belvieu, Texas as well as access to the second-largest NGL hub at Conway, Kansas.

▪
Our Norco NGL fractionation facility receives mixed NGLs via pipeline from refineries and natural gas processing plants located in southern Louisiana and along the Mississippi and Alabama Gulf Coast, including our Yscloskey, Pascagoula, Venice and Toca facilities.

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

On a weighted-average basis, utilization rates for our NGL fractionators were 83.3%, 77.7% and 72.2% during the years ended December 31, 2008, 2007 and 2006, respectively.  These rates reflect the periods in which we owned an interest in such facilities.  We own direct consolidated interests in all of our NGL fractionation facilities with the exception of a 50.0% interest in the facility owned by Promix and a 32.2% interest in the facility owned by Baton Rouge Fractionators LLC (“BRF”).

Our NGL operations include import and export facilities located on the Houston Ship Channel in southeast Texas.  We own an import and export facility located on land we lease from Oiltanking Houston LP (“OTTI”).  Our OTTI import facility can offload NGLs from tanker vessels at rates up to 20,000 barrels per hour depending on the product.  Our OTTI export facility can load cargoes of refrigerated propane and butane onto tanker vessels at rates up to 6,700 barrels per hour.  In addition to our OTTI facilities, we own a barge dock that can load or offload two barges of NGLs or refinery-grade propylene simultaneously at rates up to 5,000 barrels per hour.  Our average combined NGL import and export volumes were 74 MBPD, 84 MBPD and 127 MBPD for the years ended December 31, 2008, 2007 and 2006, respectively.

Onshore Natural Gas Pipelines & Services

Our Onshore Natural Gas Pipelines & Services business segment includes approximately 18,346 miles of onshore natural gas pipeline systems that provide for the gathering and transmission of natural gas in Alabama, Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  We own two salt dome natural gas storage facilities located in Mississippi and lease natural gas storage facilities located in Texas and Louisiana.  This segment also includes our natural gas marketing activities.

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

Certain of our onshore natural gas pipelines generate revenues from transportation agreements where shippers are billed a fee per unit of volume transported (typically in MMBtus) multiplied by the volume delivered.  The transportation fees charged under these arrangements are either contractual or regulated by governmental agencies, including the FERC. Certain of our onshore natural gas pipelines may also offer firm capacity reservation services whereby the shipper pays a contractually stated fee based on the level of capacity reserved in our pipelines whether or not the shipper actually ships the reserved quantity of natural gas. Intrastate natural gas pipelines (such as our Acadian Gas and Alabama Intrastate systems) may also purchase natural gas from producers and suppliers and resell such natural gas to customers such as electric utility companies, local natural gas distribution companies and industrial customers.

We entered the natural gas marketing business in 2001 when we acquired the Acadian Gas System.  In 2007, we initiated an expansion of this marketing business to maximize the utilization of our portfolio of natural gas pipeline and storage assets.  Our natural gas marketing activities generate revenues from the sale and delivery of natural gas obtained from (i) third party well-head purchases, (ii) our natural gas processing plants and (iii) the open market.  In general, our natural gas sales contracts utilize market-based pricing and can incorporate pricing differentials for factors such as delivery location.  We expect our natural gas marketing business to continue to expand in the future.  Our consolidated revenues from this business were $3.10 billion, $1.48 billion and $1.10 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

We are exposed to commodity price risk to the extent that we take title to natural gas volumes through our natural gas marketing activities or through certain contracts on our intrastate natural gas pipelines.  In addition, our San Juan, Carlsbad and Jonah Gathering Systems and certain segments of our Texas Intrastate System provide aggregating and bundling services, in which we purchase and resell natural gas for certain small producers.  Also, several of our gathering systems, while not providing marketing services, have some exposure to risks related to commodity prices through transportation arrangements with shippers.  For example, revenues generated by approximately 94.0% of the natural gas volumes gathered on our San Juan Gathering System are calculated using a percentage of a regional price index for natural gas.  We use commodity financial instruments from time to time to mitigate our exposure to risks related to commodity prices.  For information regarding our use of commodity financial instruments, see “Commodity Risk Hedging Program” included under Item 7A of this annual report.

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

Seasonality. Typically, our onshore natural gas pipelines experience higher throughput rates during the summer months as natural gas-fired power generation facilities increase output to meet residential and commercial demand for electricity for air conditioning.  Higher throughput rates are also experienced in the winter months as natural gas is needed to fuel residential and commercial heating.  Likewise, this seasonality also impacts the timing of injections and withdrawals at our natural gas storage facilities.

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

Properties. The following table summarizes the significant assets of our Onshore Natural Gas Pipelines & Services business segment at February 2, 2009.

				Approx. Net
		Our		Capacity,	Gross
		Ownership	Length	Natural Gas	Capacity
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(Bcf)
Onshore natural gas pipelines:
Texas Intrastate System	Texas	100.0% (1)	7,860	5,535
Piceance Basin Gathering System	Colorado	100.0%	79	1,600
White River Hub	Colorado	50.0%	10	1,500
San Juan Gathering System	New Mexico, Colorado	100.0%	6,065	1,200
Acadian Gas System	Louisiana	Various (2)	1,042	1,149
Jonah Gathering System	Wyoming	19.4%	714	455
Carlsbad Gathering System	Texas, New Mexico	100.0%	919	220
Alabama Intrastate System	Alabama	100.0%	408	200
Encinal Gathering System	Texas	100.0%	449	143
Other (6 systems) (3)	Texas, Mississippi	Various (4)	800	460
Total miles			18,346
Natural gas storage facilities:
Petal	Mississippi	100.0%			16.6
Hattiesburg	Mississippi	100.0%			2.1
Wilson	Texas	Leased (5)			6.8
Acadian	Louisiana	Leased (6)			1.7
Total gross capacity					27.2

(1)  In general, our consolidated ownership of this system is 100.0% through interests held by EPO and Duncan Energy Partners.  However, we own and operate a consolidated 50.0% undivided interest in the 641-mile Channel pipeline system, which is a component of the Texas Intrastate System.  The remaining 50.0% is owned by affiliates of Energy Transfer Equity.  In addition, we own less than a 100.0% undivided interest in certain segments of the Enterprise Texas pipeline system.
(2)  Reflects consolidated ownership of Acadian Gas by EPO (34.0%) and Duncan Energy Partners (66.0%).  Also includes the 49.5% equity investment that Acadian Gas has in the Evangeline pipeline.
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
(4)  We own 100.0% of these assets with the exception of the Indian Springs system, in which we own an 80.0% undivided interest through a consolidated subsidiary.  Our 100.0% interest in Big Thicket reflects consolidated ownership by EPO (34.0%) and Duncan Energy Partners (66.0%).
(5)  We hold this facility under an operating lease that expires in January 2028.
(6)  We hold this facility under an operating lease that expires in December 2012.

On a weighted-average basis, aggregate utilization rates for our onshore natural gas pipelines were approximately 65.5%, 63.5% and 70.9% during the years ended December 31, 2008, 2007 and 2006, respectively.  The utilization rate for 2008 excludes the White River Hub, which commenced operations during December 2008 and continues to experience a ramp-up in volumes.  The utilization rate for 2007 excludes our Piceance Creek Gathering System, which operated at an average utilization rate of 24.3% during 2007 as volumes ramped-up on this system.  Generally, our utilization rates reflect the periods in which we owned an interest in such assets, or, for recently constructed assets, since the dates such assets were placed into service.

The following information highlights the general use of each of our principal onshore natural gas pipelines and storage facilities.  We operate our onshore natural gas pipelines and storage facilities with the exception of the White River Hub and small segments of the Texas Intrastate System.

▪
The Texas Intrastate System gathers and transports natural gas from supply basins in Texas (from both onshore and offshore sources) to local gas distribution companies and electric generation and industrial and municipal consumers as well as to connections with intrastate and interstate pipelines.  The Texas Intrastate System is comprised of the 6,547-mile Enterprise Texas pipeline system, the 641-mile Channel pipeline system, the 465-mile Waha gathering system and the 207-

mile TPC Offshore gathering system.  The leased Wilson natural gas storage facility is an integral part of the Texas Intrastate System.  The Enterprise Texas pipeline system includes a 263-mile pipeline we lease from an affiliate of ETP.  Collectively, the Texas Intrastate System serves important natural gas producing regions and commercial markets in Texas, including Corpus Christi, the San Antonio/Austin area, the Beaumont/Orange area and the Houston area, including the Houston Ship Channel industrial market.

The 178-mile Sherman Extension of our Texas Intrastate System is scheduled for final completion in March 2009.  The Sherman Extension is capable of transporting up to 1.1 Bcf/d of natural gas from the prolific Barnett Shale production basin in North Texas and provides producers with interconnects with third party interstate pipelines having access to markets outside of Texas.  Customers, including EPO, have contracted for an aggregate 1.0 Bcf/d of the capacity of the Sherman Extension.

In late 2008, we began design of the 40-mile Trinity River Basin Extension, which is expected to be completed in the fourth quarter of 2009.  The Trinity River Basin Extension will be capable of transporting up to 1.0 Bcf/d of natural gas and will provide producers in the Barnett Shale production basin with additional takeaway capacity.  We are also constructing a new storage cavern adjacent to the leased Wilson natural gas storage facility that is expected to be completed in 2010.  When completed, this new cavern is expected to provide us with an additional 5.0 Bcf of useable natural gas storage capacity.

We contributed equity interests in our subsidiaries that own the Texas Intrastate System to Duncan Energy Partners effective December 8, 2008.  As a result, Duncan Energy Partners owns a 51.0% voting equity interest in the entity that owns the Enterprise Texas pipeline system, the Channel pipeline system and the Wilson storage facility.  Also, Duncan Energy Partners owns a 66.0% voting equity interest in the entity that owns the Waha gathering system and the TPC Offshore gathering system.  We own, through our other subsidiaries, the remaining equity interests in these entities.  For additional information regarding this transaction, see “Other Items – Duncan Energy Partners Transactions” included under Item 7 of this annual report.

▪
The Piceance Basin Gathering System consists of the 48-mile Piceance Creek and the 31-mile Great Divide gathering systems located in the Piceance Basin of northwestern Colorado.  We acquired the Piceance Creek gathering system from EnCana Oil & Gas USA (“EnCana”) in December 2006 and subsequently placed this asset in-service during January 2007.  We acquired the Great Divide gathering system from EnCana in December 2008.  The Great Divide gathering system gathers natural gas from the southern portion of the Piceance basin, including EnCana’s Mamm Creek field, to our Piceance Creek gathering system.  The Piceance Creek gathering system extends from a connection with the Great Divide gathering system to the Meeker facility.  For additional information regarding our acquisition of the Great Divide system, see Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

▪
The White River Hub is a FERC-regulated interstate natural gas transmission system designed to provide natural gas transportation and hub services.  The White River Hub connects to six interstate natural gas pipelines in northwest Colorado and has a gross capacity of 3.0 Bcf/d of natural gas (1.5 Bcf/d net to our interest).  White River Hub began service in December 2008.

▪
The San Juan Gathering System serves natural gas producers in the San Juan Basin of New Mexico and Colorado.  This system gathers natural gas from approximately 10,813 producing wells in the San Juan Basin and delivers the natural gas to natural gas processing facilities, including our Chaco facility.

▪
The Acadian Gas System purchases, transports, stores and sells natural gas in Louisiana.  The Acadian Gas System is comprised of the 577-mile Cypress pipeline, the 438-mile Acadian pipeline and the 27-mile Evangeline pipeline.  The leased Acadian natural gas storage facility is an integral part of the Acadian Gas System.

▪
The Jonah Gathering System is located in the Greater Green River Basin of southwestern Wyoming.  This system gathers natural gas from the Jonah and Pinedale fields for delivery to regional natural gas processing plants, including our Pioneer facility, and major interstate pipelines.  Our ownership in this gathering system is through our 19.4% equity method investment in Jonah Gas Gathering Company, which we acquired from TEPPCO in August 2006.  We completed the Phase V expansion of the Jonah Gathering System in June 2008.

▪
The Carlsbad Gathering System gathers natural gas from wells in the Permian Basin region of Texas and New Mexico and delivers natural gas into the El Paso Natural Gas, Transwestern and Oasis pipelines.

▪	The Alabama Intrastate System mainly gathers coal bed methane from wells in the Black Warrior Basin in Alabama. This system is also involved in the purchase, transportation and sale of natural gas.

▪
The Encinal Gathering System gathers natural gas from the Olmos and Wilcox formations in south Texas and delivers into our Texas Intrastate System, which delivers the natural gas to our south Texas facilities for processing.  We acquired this gathering system in connection with the Encinal acquisition in July 2006.

▪
The Petal and Hattiesburg underground storage facilities are strategically situated to serve the domestic Northeast, Mid-Atlantic and Southeast natural gas markets and are capable of delivering in excess of 1.4 Bcf/d of natural gas into five interstate pipeline systems.  We placed a new natural gas storage cavern at our Petal facility into service during the third quarter of 2008.  The new cavern has a total of 9.1 Bcf of storage capacity which represents 5.9 Bcf of FERC certificated working gas capacity and approximately 3.2 Bcf of base gas requirements needed to support minimum pressures.

Offshore Pipelines & Services

Our Offshore Pipelines & Services business segment includes (i) approximately 1,544 miles of offshore natural gas pipelines strategically located to serve production areas including some of the most active drilling and development regions in the Gulf of Mexico, (ii) approximately 909 miles of offshore Gulf of Mexico crude oil pipeline systems and (iii) six multi-purpose offshore hub platforms located in the Gulf of Mexico with crude oil or natural gas processing capabilities.

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

Offshore oil pipelines.  We own interests in several offshore oil pipeline systems, which are located in the vicinity of oil-producing areas in the Gulf of Mexico.  Typically, these systems receive crude oil from offshore production developments, other pipelines or shippers through system interconnects and deliver the crude oil to either onshore locations or to other offshore interconnecting pipelines.

The majority of revenues from our offshore crude oil pipelines are generated based upon a transportation fee per unit of volume (typically in barrels) multiplied by the volume delivered to the customer.  A substantial portion of the revenues generated by our offshore crude oil pipeline systems are attributable to long-term transportation agreements with producers.  The revenues we earn for our services are dependent on the volume of crude oil to be delivered and the level of fees charged to customers.

Offshore platforms. We have ownership interests in six multi-purpose offshore hub platforms located in the Gulf of Mexico with crude oil and/or natural gas processing capabilities.  Offshore platforms are critical components of the energy-related infrastructure in the Gulf of Mexico, supporting drilling and producing operations, and therefore play a key role in the overall development of offshore oil and natural gas reserves.  Platforms are used to: (i) interconnect with the offshore pipeline grid; (ii) provide an efficient means to perform pipeline maintenance; (iii) locate compression, separation and production handling and other facilities; (iv) conduct drilling operations during the initial development phase of an oil and natural gas property; and (v) process off-lease production.

Revenues from offshore platform services generally consist of demand payments and commodity charges.  Demand fees represent charges to customers served by our offshore platforms regardless of the volume the customer delivers to the platform.  Revenues from commodity charges are based on a fixed-fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered.  Contracts for platform services often include both demand payments and commodity charges, but demand payments generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers.  Our Independence Hub and Marco Polo offshore platforms earn a significant amount of demand revenues.  The Independence Hub platform will earn $54.6 million of demand revenues annually through March 2012.  The Marco Polo platform will earn $2.1 million of demand revenues monthly through March 2009.

Seasonality. Our offshore operations exhibit little to no effects of seasonality; however, they may be affected by weather events such as hurricanes and tropical storms in the Gulf of Mexico.

Competition. Within their market areas, our offshore natural gas and oil pipelines compete with other pipelines (both regulated and unregulated systems) primarily on the basis of price (in terms of transportation fees), available capacity and connections to downstream markets.  To a limited extent, our competition includes other offshore pipeline systems, built, owned and operated by producers to handle their own production and, as capacity is available, production for others.  We compete with other platform service providers on the basis of proximity and access to existing reserves and pipeline systems, as well as costs and rates.  Furthermore, our competitors may possess greater capital resources than we have available, which could enable them to address business opportunities more quickly than us.

Properties. The following table summarizes the significant assets of our Offshore Pipelines & Services business segment at February 2, 2009, all of which are located in the Gulf of Mexico primarily offshore Louisiana and Texas.

	Our		Water	Approximate Net Capacity
	Ownership	Length	Depth	Natural Gas	Crude Oil
Description of Asset	Interest	(Miles)	(Feet)	(MMcf/d)	(MPBD)
Offshore natural gas pipelines:
High Island Offshore System	100.0%	291		1,800
Viosca Knoll Gathering System	100.0%	162		1,000
Independence Trail	100.0%	134		1,000
Green Canyon Laterals	Various (1)	94		605
Phoenix Gathering System	100.0%	77		450
Falcon Natural Gas Pipeline	100.0%	14		400
Anaconda Gathering System	100.0%	137		300
Manta Ray Offshore Gathering System (2)	25.7%	250		206
Nautilus System (2)	25.7%	101		154
VESCO Gathering System (3)	13.1%	260		105
Nemo Gathering System (4)	33.9%	24		102
Total miles		1,544
Offshore crude oil pipelines:
Cameron Highway Oil Pipeline (5)	50.0%	374			250
Poseidon Oil Pipeline System (6)	36.0%	367			144
Allegheny Oil Pipeline	100.0%	43			140
Marco Polo Oil Pipeline	100.0%	37			120
Constitution Oil Pipeline	100.0%	67			80
Typhoon Oil Pipeline	100.0%	17			80
Tarantula Oil Pipeline	100.0%	4			30
Total miles		909
Offshore platforms:
Independence Hub	80.0%		8,000	800	NA
Marco Polo (7)	50.0%		4,300	150	60
Viosca Knoll 817	100.0%		671	145	5
Garden Banks 72	50.0%		518	38	18
East Cameron 373	100.0%		441	195	3
Falcon Nest	100.0%		389	400	3

(1)  Our ownership interests in the Green Canyon Laterals ranges from 2.7% to 100.0%.
(2)  Our ownership interest in these pipelines is held indirectly through our equity method investment in Neptune Pipeline Company, L.L.C. (“Neptune”).
(3)  Our ownership interest in this system is held indirectly through our equity method investment in VESCO.
(4)  Our ownership interest in this pipeline is held indirectly through our equity method investment in Nemo Gathering Company, LLC (“Nemo”).
(5)  Our 50.0% joint control ownership interest in this pipeline is held indirectly through our equity method investment in Cameron Highway Oil Pipeline Company (“Cameron Highway”).
(6)  Our ownership interest in this pipeline is held indirectly through our equity method investment in Poseidon Oil Pipeline Company, LLC. (“Poseidon”).
(7)  Our 50.0% joint control ownership interest in this platform is held indirectly through our equity method investment in Deepwater Gateway, L.L.C. (“Deepwater Gateway”).

We operate our offshore natural gas pipelines, with the exception of the VESCO Gathering System, Manta Ray Offshore Gathering System, Nautilus System, Nemo Gathering System and certain components of the Green Canyon Laterals.  On a weighted-average basis, aggregate utilization rates for our offshore natural gas pipelines were approximately 22.0%, 24.1% and 25.9% during the years ended December 31, 2008, 2007 and 2006, respectively.  For recently constructed assets (e.g., Independence Trail), utilization rates reflect the periods since the dates such assets were placed into service.

The following information highlights the general use of each of our principal Gulf of Mexico offshore natural gas pipelines.

▪	The High Island Offshore System (“HIOS”) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of

Mexico to the ANR pipeline system, Tennessee Gas Pipeline and the U-T Offshore System.  The HIOS pipeline system includes eight pipeline junction and service platforms.  This system also includes the 86-mile East Breaks System that connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.

▪
The Viosca Knoll Gathering System transports natural gas from producing fields located in the Main Pass, Mississippi Canyon and Viosca Knoll areas of the Gulf of Mexico to several major interstate pipelines, including the Tennessee Gas, Columbia Gulf, Southern Natural, Transco, Dauphin Island Gathering System and Destin Pipelines.

▪
The Independence Trail natural gas pipeline transports natural gas from our Independence Hub platform to the Tennessee Gas Pipeline.  Natural gas transported on the Independence Trail pipeline originates from production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico.  This pipeline includes one pipeline junction platform at West Delta 68.  We completed construction of the Independence Trail natural gas pipeline in 2006 and, in July 2007, the pipeline received its first production from deepwater wells connected to the Independence Hub platform.

▪	The Green Canyon Laterals consist of 15 pipeline laterals (which are extensions of natural gas pipelines) that transport natural gas to downstream pipelines, including HIOS.

▪	The Phoenix Gathering System connects the Red Hawk platform located in the Garden Banks area of the Gulf of Mexico to the ANR pipeline system.

▪	The Falcon Natural Gas Pipeline delivers natural gas processed at our Falcon Nest platform to a connection with the Central Texas Gathering System located on the Brazos Addition Block 133 platform.

▪
The Anaconda Gathering System connects our Marco Polo platform and the third-party owned Constitution platform to the ANR pipeline system.  The Anaconda Gathering System includes our wholly owned Typhoon, Marco Polo and Constitution natural gas pipelines.  The Constitution natural gas pipeline serves the Constitution and Ticonderoga fields located in the central Gulf of Mexico.

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

▪
The VESCO Gathering System is a regulated natural gas pipeline system associated with the Venice natural gas processing plant in Louisiana.  This pipeline is an integral part of the natural gas processing operations of VESCO.

▪	The Nemo Gathering System transports natural gas from Green Canyon developments to an interconnect with our Manta Ray Offshore Gathering System.

The following information highlights the general use of each of our principal Gulf of Mexico offshore crude oil pipelines, all of which we operate.  On a weighted-average basis, aggregate utilization rates for our offshore crude oil pipelines were approximately 20.1%, 19.3% and 18.1% during the years ended December 31, 2008, 2007 and 2006, respectively.

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

In October 2006, we announced the execution of definitive agreements with producers to construct, own and operate an oil export pipeline (the “Shenzi Oil Pipeline”) that will provide firm gathering services from the BHP Billiton Plc-operated Shenzi production field located in the South Green Canyon area of the central Gulf of Mexico.  The Shenzi Oil Pipeline is expected to commence operations during the second quarter of 2009.  In August 2008, we, together with TEPPCO and Oiltanking Holding Americas, Inc., announced the formation of the Texas Offshore Port System, a joint venture to design, construct, operate and own a Texas offshore crude oil port and related pipeline and storage system that would facilitate delivery of waterborne crude oil cargoes to refining centers located along the upper Texas Gulf Coast.  For information regarding these projects, see “Liquidity and Capital Resources – Significant Ongoing Growth Capital Projects” included under Item 7 of this annual report.

The following information highlights the general use of each of our principal Gulf of Mexico offshore platforms.  We operate these offshore platforms with the exception of the Independence Hub, Marco Polo and East Cameron 373 platforms.

On a weighted-average basis, utilization rates with respect to natural gas processing capacity of our offshore platforms were approximately 36.5%, 28.6% and 17.2% during the years ended December 31, 2008, 2007 and 2006, respectively. Likewise, utilization rates for our offshore platforms were approximately 16.9%, 26.1% and 19.2%, respectively, in connection with platform crude oil processing capacity.  For recently constructed assets (e.g., Independence Hub), these rates reflect the periods since the dates such assets were placed into service.  In addition to the offshore platforms we identified in the preceding table, we own or have an ownership interest in fourteen pipeline junction and service platforms.  Our pipeline junction and service platforms do not have processing capacity.

▪
The Independence Hub platform is located in Mississippi Canyon Block 920. This platform processes natural gas gathered from deepwater production fields in the Atwater Valley, DeSoto Canyon, Lloyd Ridge and Mississippi Canyon areas of the Gulf of Mexico.  We successfully installed the Independence Hub platform and began earning demand revenues in March 2007.  In July 2007, the Independence Hub platform received first production from deepwater wells connected to the platform.

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

Petrochemical Services

Our Petrochemical Services business segment primarily includes two propylene fractionation facilities, an isomerization complex, and an octane additive production facility.  This segment also includes approximately 649 miles of petrochemical pipeline systems.

Propylene fractionation. Our propylene fractionation business consists primarily of two propylene fractionation facilities located in Texas and Louisiana and propylene pipeline systems aggregating approximately 579 miles.  These operations also include an export facility located on the Houston Ship Channel and our petrochemical marketing activities.

In general, propylene fractionation plants separate refinery grade propylene (a mixture of propane and propylene) into either polymer grade propylene or chemical grade propylene along with by-products of propane and mixed butane.  Polymer grade and chemical grade propylene can also be produced as a by-product of olefin (ethylene) production.  The demand for polymer grade propylene primarily relates to the manufacture of polypropylene, which has a variety of end uses, including packaging film, fiber for carpets and upholstery and molded plastic parts for appliance, automotive, houseware and medical products.  Chemical grade propylene is a basic petrochemical used in the manufacturing of plastics, synthetic fibers and foams.

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

Our commercial isomerization units convert normal butane into mixed butane, which is subsequently fractionated into isobutane, high purity isobutane and residual normal butane.  The primary uses of isobutane are currently for the production of propylene oxide, isooctane and alkylate for motor gasoline. The demand for commercial isomerization services depends upon the industry’s requirements for high purity isobutane and isobutane in excess of naturally occurring isobutane produced from NGL fractionation and refinery operations.

The results of operation of this business are generally dependent upon the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers. Our isomerization facility provides processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane additive production facility.

Octane enhancement.  We own and operate an octane additive production facility located in Mont Belvieu, Texas designed to produce isooctane, which is an additive used in reformulated motor gasoline blends to increase octane, and isobutylene.  The facility produces isooctane and isobutylene using feedstock of high-purity isobutane, which is supplied by our isomerization units.  Prior to mid-2005, the facility produced methyl tertiary butyl ether (“MTBE”).  We modified the facility to produce isooctane and isobutylene.  Depending on the outcome of various factors, the facility may be further modified in the future to produce alkylate, another motor gasoline additive.

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

Competition. We compete with numerous producers of polymer grade propylene, which include many of the major refiners and petrochemical companies located along the Gulf Coast.  Generally, the propylene fractionation business competes in terms of the level of toll processing fees charged and access to pipeline and storage infrastructure.  Our petrochemical marketing activities encounter competition from fully integrated oil companies and various petrochemical companies.  Our petrochemical marketing competitors have varying levels of financial and personnel resources and competition generally revolves around price, service, logistics and location.

With respect to our isomerization operations, we compete primarily with facilities located in Kansas, Louisiana and New Mexico.  Competitive factors affecting this business include the level of toll processing fees charged, the quality of isobutane that can be produced and access to pipeline and storage infrastructure.  We compete with other octane additive manufacturing companies primarily on the basis of price.

Properties. The following table summarizes the significant assets of our Petrochemical Services segment at February 2, 2009, all of which we operate.

			Net	Total
		Our	Plant	Plant
		Ownership	Capacity	Capacity	Length
Description of Asset	Location(s)	Interest	(MBPD)	(MBPD)	(Miles)
Propylene fractionation facilities:
Mont Belvieu (six units)	Texas	Various (1)	73	87
BRPC	Louisiana	30.0% (2)	7	23
Total capacity			80	110
Isomerization facility:
Mont Belvieu (3)	Texas	100.0%	116	116
Petrochemical pipelines:
Lou-Tex and Sabine Propylene	Texas, Louisiana	100.0% (4)			284
Texas City RGP Gathering System	Texas	100.0%			86
Lake Charles	Texas, Louisiana	50.0%			81
Others (5 systems) (5)	Texas	Various (6)			198
Total miles					649
Octane additive production facilities:
Mont Belvieu (7)	Texas	100.0%	12	12

(1)  We own a 54.6% interest and lease the remaining 45.4% of a unit having 17 MBPD of plant capacity.  We own a 66.7% interest in three additional units having an aggregate 41 MBPD of total plant capacity.  We own 100.0% of the remaining two units, which have 14 MBPD and 15 MBPD of plant capacity, respectively.
(2)  Our ownership interest in this facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).
(3)  On a weighted-average basis, utilization rates for this facility were approximately 74.1%, 77.6% and 69.8% during the years ended December 31, 2008, 2007 and 2006, respectively.
(4)  Reflects consolidated ownership of these pipelines by EPO (34.0%) and Duncan Energy Partners (66.0%).
(5)  Includes our Texas City PGP Delivery System and Port Neches, La Porte, Port Arthur and Bayport petrochemical pipelines.
(6)  We own 100.0% of these pipelines with the exception of the 17-mile La Porte pipeline, in which we hold an aggregate 50.0% indirect interest through our equity method investments in La Porte Pipeline Company L.P. and La Porte Pipeline GP, L.L.C.
(7)  On a weighted-average basis, utilization rates for this facility were approximately 58.3% during each of the years ended December 31, 2008, 2007 and 2006, respectively.

We produce polymer grade propylene at our Mont Belvieu location and chemical grade propylene at our BRPC facility.  The primary purpose of the BRPC unit is to fractionate refinery grade propylene produced by an affiliate of Exxon Mobil Corporation into chemical grade propylene.  The production of polymer grade propylene from our Mont Belvieu facility is primarily used in our petrochemical marketing activities.  On a weighted-average basis, aggregate utilization rates of our propylene fractionation facilities were approximately 72.2%, 86.0% and 86.2% during the years ended December 31, 2008, 2007 and 2006, respectively.  This business segment also includes an above-ground polymer grade propylene storage and export facility located in Seabrook, Texas.  This facility can load vessels at rates up to 5,000 barrels per hour.

The Lou-Tex Propylene pipeline is used to transport chemical grade propylene from Sorrento, Louisiana to Mont Belvieu, Texas.  The Sabine pipeline is used to transport polymer grade propylene from Port Arthur, Texas to a pipeline interconnect in Cameron Parish, Louisiana.

The maximum number of barrels that our petrochemical pipelines can transport per day depends upon the operating balance achieved at a given point in time between various segments of the systems.  Since the operating balance is dependent upon the mix of products to be shipped and demand levels at various delivery points, the exact capacities of our petrochemical pipelines cannot be determined.  We measure the utilization rates of such pipelines in terms of net throughput (i.e., on a net basis in accordance with our ownership interest).  Total net throughput volumes for these pipelines were 108 MBPD, 105 MBPD and 97 MBPD during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Capital Spending

We are committed to the long-term growth and viability of Enterprise Products Partners.  Part of our business strategy involves expansion through business combinations, growth capital projects and investments in joint ventures.  We believe we are positioned to continue to grow our system of assets through the construction of new facilities and to capitalize on expected future production increases from areas such as the Piceance Basin of western Colorado, the Greater Green River Basin in Wyoming, the Barnett Shale in North Texas and the deepwater Gulf of Mexico.  For a discussion of our capital spending program, see “Liquidity and Capital Resources - Capital Spending” included under Item 7 of this annual report.

Weather-Related Risks

In the third quarter of 2008, our onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.  The disruptions in natural gas, NGL and crude oil production caused by these storms resulted in decreased volumes for some of our pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in gross operating margin from these operations.  See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for more information regarding significant risks and uncertainties.

Regulation

Interstate Pipelines

Liquids Pipelines.  Certain of our crude oil and NGL pipeline systems (collectively referred to as “liquids pipelines”) are interstate common carrier pipelines subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (“Energy Policy Act”).  The ICA prescribes that interstate tariffs must be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations require that interstate oil pipeline transportation rates and terms of service be filed with the FERC and posted publicly.

The ICA permits interested persons to challenge proposed new or changed rates or rules and authorizes the FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months.  If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it may require the carrier to refund the revenues in excess of the prior tariff during the term of the investigation.  The FERC may also investigate, upon complaint or on its own motion, rates and related rules that are already in effect and may order a carrier to change them prospectively.  Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of its complaint.

The Energy Policy Act deems just and reasonable (i.e., deems “grandfathered”) liquids pipeline rates that (i) were in effect for the twelve months preceding enactment and (ii) that had not been subject to complaint, protest or investigation.  Some, but not all, of our interstate liquids pipeline rates are considered grandfathered under the Energy Policy Act.  Certain other rates for our interstate liquids pipeline services are charged pursuant to a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the change from year-to-year in the Producer Price Index for finished goods (“PPI”).  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s costs.  Effective March 21, 2006, the FERC concluded that for the five-year period commencing July 1, 2006, liquids pipelines charging indexed rates may adjust their indexed ceilings annually by the PPI plus 1.3%.

As an alternative to using the indexing methodology, interstate liquids pipelines may elect to support rate filings by using a cost-of-service methodology, competitive market showings (“Market-Based Rates”) or agreements with all of the pipeline’s shippers that the rate is acceptable.

Because of the complexity of ratemaking, the lawfulness of any rate is never assured.  Prescribed rate methodologies for approving regulated tariff rates may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting higher costs.  Changes in the FERC’s methodology for approving rates could adversely affect us.  In addition, challenges to our tariff rates could be filed with the FERC and decisions by the FERC in approving our regulated rates could adversely affect our cash flow.  We believe the transportation rates currently charged by our interstate common carrier liquids pipelines are in accordance with the ICA.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by such pipelines.

The Lou-Tex Propylene and Sabine Propylene pipelines are interstate common carrier pipelines regulated under the ICA by the Surface Transportation Board (“STB”).  If the STB finds that a carrier’s rates are not just and reasonable or are unduly discriminatory or preferential, it may prescribe a reasonable rate.  In determining a reasonable rate, the STB will consider, among other factors, the effect of the rate on the volumes transported by that carrier, the carrier’s revenue needs and the availability of other economic transportation alternatives.

The STB does not need to provide rate relief unless shippers lack effective competitive alternatives.  If the STB determines that effective competitive alternatives are not available and a pipeline holds market power, then we may be required to show that our rates are reasonable.

Mid-America Pipeline Company, LLC (“Mid-America”) is currently involved in a rate case before the FERC.  The case primarily involves shipper protests of rate increases on Mid-America's Conway North pipeline filed on March 31, 2005 and March 31, 2006.  A hearing before an Administrative Law Judge began on October 2, 2007 and culminated with an initial decision on September 3, 2008.  Briefs on Exceptions were filed October 31, 2008, with Briefs Opposing Exceptions filed on January 8, 2009.  The matter is presently pending before the FERC, with a decision expected to be issued in the second half of 2009.  We are unable to predict the outcome of this litigation.

Natural Gas Pipelines. Our interstate natural gas pipelines and storage facilities that provide services in interstate commerce are regulated by the FERC under the Natural Gas Act of 1938 (“NGA”).  Under the NGA, the rates for service on these interstate facilities must be just and reasonable and not unduly discriminatory.  We operate these interstate facilities pursuant to tariffs which set forth rates and terms and conditions of service.  These tariffs must be filed with and approved by the FERC pursuant to its regulations and orders.  Our tariff rates may be lowered on a prospective basis only by the FERC if it finds, on its own initiative or as a result of challenges to the rates by third parties, that they are unjust, unreasonable or otherwise unlawful.  Unless the FERC grants specific authority to charge market-based rates, our rates are derived and charged based on a cost-of-service methodology.

The FERC’s authority over companies that provide natural gas pipeline transportation or storage services in interstate commerce also includes: (i) certification, construction, and operation of certain new facilities; (ii) the acquisition, extension, disposition or abandonment of such facilities; (iii) the maintenance of accounts and records; (iv) the initiation, extension and termination of regulated services; and (v) various other matters.  The FERC’s rules require interstate pipelines and their affiliates to adhere to Standards of Conduct that, among other things, require that transmission employees function independently of marketing employees.  The Energy Policy Act of 2005 amended the NGA to add an anti-manipulation provision.  Pursuant to that act, the FERC established rules prohibiting energy market manipulation.  A violation of these rules may subject us to civil penalties, disgorgement of unjust profits, or appropriate non-monetary remedies imposed by the FERC.  In addition, the Energy Policy Act of 2005 amended the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to increase civil and criminal penalties for any violation of the NGA, NGPA and any rules, regulations or orders of the FERC up to $1.0 million per day per violation.

Offshore Pipelines.  Our offshore natural gas gathering pipelines and crude oil pipeline systems are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires that all pipelines operating on or across the outer continental shelf provide nondiscriminatory transportation service.

Intrastate Pipelines

Liquids Pipelines. Certain of our pipeline systems operate within a single state and provide intrastate pipeline transportation services.  These pipeline systems are subject to various regulations and statutes mandated by state regulatory authorities.  Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be reasonable and nondiscriminatory.  Shippers may also challenge our intrastate tariff rates and practices on our pipelines.  Our intrastate liquids pipelines are subject to regulation in many states, including Alabama, Colorado, Louisiana, Mississippi, New Mexico and Texas.

Natural Gas Pipelines. Our intrastate natural gas pipelines are subject to regulation in many states, including Alabama, Colorado, Louisiana, Mississippi, New Mexico and Texas.  Certain of our intrastate natural gas pipelines are also subject to limited regulation by the FERC under the NGPA because they provide transportation and storage service pursuant to Section 311 of the NGPA and Part 284 of the FERC’s regulations.  Under Section 311 of the NGPA, an intrastate pipeline company may transport gas for an interstate pipeline or any local distribution company served by an interstate pipeline without becoming subject to the FERC’s jurisdiction under the NGA.  However, such a pipeline is required to provide these services on an open and nondiscriminatory basis, and to make certain rate and other filings and reports are in compliance with the FERC’s regulations.  The rates for 311 services may be established by the FERC or the respective state agency, but such rates may not exceed a fair and equitable rate.

In September 2007, the FERC also approved an uncontested settlement establishing our maximum firm and interruptible transportation rates for NGPA Section 311 service on the Enterprise Texas Pipeline.  In September 2008, we submitted to the FERC a new proposed Section 311 rate for service on our Sherman Extension pipeline, which rate is presently under review by the FERC.  We are required to file another rate petition on or before April 2009 to justify our current rates or establish new rates for NGPA Section 311 service.  The Texas Railroad Commission has the authority to regulate the rates and terms of service for our intrastate transportation service in Texas.

In September 2007, the FERC approved an uncontested settlement establishing our maximum firm and interruptible transportation rates for NGPA Section 311 service on the Enterprise Alabama Intrastate Pipeline.  We are required to file another rate petition on or before May 2010 to justify our current rates or establish new rates for NGPA Section 311 service.  The Alabama Public Service Commission has the authority to regulate the rates and terms of service for our intrastate transportation service in Alabama.

Sales of Natural Gas

We are engaged in natural gas marketing activities.  The resale of natural gas in interstate commerce is subject to FERC jurisdiction. However, under current federal rules the price at which we sell natural gas currently is not regulated, insofar as the interstate market is concerned and, for the most part, is not subject to state regulation.  Our affiliates that engage in natural gas marketing are considered marketing affiliates of our interstate natural gas pipelines.  The FERC’s rules require interstate pipelines and their marketing affiliates who sell natural gas in interstate commerce subject to the FERC’s jurisdiction to adhere to standards of conduct that, among other things, require that their transmission and marketing employees function independently of each other.  Pursuant to the Energy Policy Act of 2005, the FERC has established rules prohibiting energy market manipulation.  A violation of these rules may subject us to civil penalties, disgorgement of unjust profits, suspension, loss of authorization to perform such sales or other appropriate non-monetary remedies imposed by the FERC.

The FERC is continually proposing and implementing new rules and regulations affecting segments of the natural gas industry.  For example, the FERC recently established rules requiring certain non-interstate pipelines to post daily scheduled volume information and design capacity for certain points, and has also required the annual reporting of gas sales information, in order to increase transparency in natural gas markets.  In November 2008, the FERC commenced an inquiry into whether to expand the contract reporting requirements of Section 311 service providers.  We cannot predict the ultimate impact of these regulatory changes on our natural gas marketing activities; however, we believe that any new regulations will also be applied to other natural gas marketers with whom we compete.

Environmental and Safety Matters

General

Our operations are subject to multiple environmental obligations and potential liabilities under a variety of federal, state and local laws and regulations.  These include, without limitation: the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Federal Water Pollution Control Act or the Clean Water Act; the Oil Pollution Act; and analogous state and local laws and regulations.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals, with respect to air emissions, water quality, wastewater discharges and solid and hazardous waste management.  Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could influence our financial position, results of operations and cash flows.  If an accidental leak, spill or release of hazardous substances occurs at a facility that we own, operate or otherwise use, or where we send materials for treatment or disposal, we could be held jointly and severally liable for all resulting liabilities, including investigation, remedial and clean-up costs.  Likewise, we could be required to remove or remediate previously disposed wastes or property contamination, including groundwater contamination. Any or all of this could materially affect our financial position, results of operations and cash flows.

We believe our operations are in material compliance with applicable environmental and safety laws and regulations, other than certain matters discussed under Item 3 of this annual report, and that compliance with existing environmental and safety laws and regulations are not expected to have a material adverse effect on our financial position, results of operations and cash flows.  Environmental and safety laws and regulations are subject to change.  The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.

Water

The Federal Water Pollution Control Act of 1972, as renamed and amended as the Clean Water Act (“CWA”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States, as well as state waters.  Permits must be obtained to discharge pollutants into these waters.  The CWA imposes substantial civil and criminal penalties for non-compliance.  The Environmental Protection Agency (“EPA”) has promulgated regulations that require us to have permits in order to discharge storm water runoff.  The EPA has entered into agreements with states in which we operate whereby the permits are administered by the respective states.

The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which addresses three principal areas of oil pollution - prevention, containment and cleanup, and liability.  The OPA subjects owners of certain facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill, where such spill affects navigable waters, along shorelines or in the exclusive economic zone of the United States.  Any unpermitted release of petroleum or other pollutants from our operations could also result in fines or penalties.  The OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities.  In order to handle, store or transport oil, shore facilities are required to file oil spill response plans with the United States Coast Guard, the United States Department of Transportation Office of Pipeline Safety (“OPS”) or the EPA, as appropriate.

Some states maintain groundwater protection programs that require permits for discharges or commercial operations that may impact groundwater conditions.  Groundwater contamination resulting from spills or releases of petroleum products is an inherent risk within the midstream energy industry.  To the extent that groundwater contamination requiring remediation exists along our pipeline systems as a result of past operations, we believe any such contamination could be controlled or remedied without having a material adverse effect on our financial position, results of operations and cash flows, but such costs are site specific and we cannot predict that the effect will not be material in the aggregate.

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

Our permits and related compliance obligations under the Clean Air Act, as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional, non-attainment areas, may require our operations to incur capital expenditures to add to or modify existing air emission control equipment and strategies.  In addition, some of our facilities are included within the categories of hazardous air pollutant sources, which are subject to increasing regulation under the Clean Air Act and many state laws.  Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and enforcement actions.  We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  We believe, however, that such requirements will not have a material adverse effect on our operations, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Some recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to the warming of the Earth’s atmosphere.  In response to such studies, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases.  In addition, at least 17 states have declined to wait on Congress to develop and implement climate control legislation and have already taken legal measures to reduce emissions of greenhouse gases.  Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  The Supreme Court’s position in the Massachusetts case that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources under various Clean Air Act programs, including those that may be used in our operations.  It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact our business.  However, future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial position, demand for our operations, results of operations, and cash flows.

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

We are also subject to the DOT regulation requiring qualification of pipeline personnel.  The regulation requires pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities.  The intent of this regulation is to ensure a qualified work force and to reduce the probability and consequence of incidents caused by human error.

The regulation establishes qualification requirements for individuals performing covered tasks.  We believe that we are in material compliance with these DOT regulations.

In addition, we are subject to the DOT Integrity Management regulations, which specify how companies should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas (“HCAs”).  HCAs are defined to include populated areas, unusually sensitive environmental areas and commercially navigable waterways.  The regulation requires the development and implementation of an Integrity Management Program that utilizes internal pipeline inspection, pressure testing, or other equally effective means to assess the integrity of HCA pipeline segments.  The regulation also requires periodic review of HCA pipeline segments to ensure that adequate preventative and mitigative measures exist and that companies take prompt action to address integrity issues raised by the assessment and analysis.  We have identified our HCA pipeline segments and developed an appropriate Integrity Management Program.

Risk Management Plans

We are subject to the EPA’s Risk Management Plan regulations at certain facilities.  These regulations are intended to work with the Occupational Safety and Health Act (“OSHA”) Process Safety Management regulations (see “Safety Matters” below) to minimize the offsite consequences of catastrophic releases.  The regulations required us to develop and implement a risk management program that includes a five-year accident history, an offsite consequence analysis process, a prevention program and an emergency response program.  We believe we are operating in material compliance with our risk management program.

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

Employees

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”).  For additional information regarding the ASA, see “EPCO Administrative Services Agreement” under Item 13 of this annual report.  As of December 31, 2008, there were approximately 3,500 EPCO personnel who spend all or a portion of their time engaged in our business.  Approximately 2,100 of these individuals devote all of their time performing management and operating duties for us.  The remaining approximate 1,400 personnel are part of EPCO’s shared service organization and spend a portion of their time engaged in our business.

Available Information

As a large accelerated filer, we electronically file certain documents with the U.S. Securities and Exchange Commission (“SEC”).  We file annual reports on Form 10-K; quarterly reports on Form 10-Q; and current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto.  Occasionally, we may also file registration statements and related documents in connection with equity or debt offerings.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information regarding the Public Reference Room by calling the SEC at (800) SEC-0330.  In addition, the SEC maintains an Internet website at www.sec.gov that contains reports and other information regarding registrants that file electronically with the SEC, including us.

We provide electronic access to our periodic and current reports on our Internet website, www.epplp.com.  These reports are available as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC.  You may also contact our investor relations department at (866) 230-0745 for paper copies of these reports free of charge.

Item 1A.  Risk Factors.

An investment in our common units involves certain risks.  If any of these risks were to occur, our business, financial position, results of operations and cash flows could be materially adversely affected.  In that case, the trading price of our common units could decline and you could lose part or all of your investment.

The following section lists some, but not all, of the key risk factors that may have a direct impact on our business, financial position, results of operations and cash flows.

Risks Relating to Our Business

Changes in demand for and production of hydrocarbon products may materially adversely affect our financial position, results of operations and cash flows.

We operate predominantly in the midstream energy sector which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs and crude oil.  As such, our financial position, results of operations and cash flows may be materially adversely affected by changes in the prices of these hydrocarbon products and by changes in the relative price levels among these hydrocarbon products.  Changes in prices and relative price levels may impact demand for hydrocarbon products, which in turn may impact production, demand and volumes of product for which we provide services. We may also incur credit and price risk to the extent counterparties do not perform in connection with our marketing of natural gas, NGLs and propylene.

In the past, the price of natural gas has been extremely volatile, and we expect this volatility to continue.  The New York Mercantile Exchange daily settlement price for natural gas for the prompt month contract in 2006 ranged from a high of $10.63 per MMBtu to a low of $4.20 per MMBtu.  In 2007, the same index ranged from a high of $8.64 per MMBtu to a low of $5.38 per MMBtu.  In 2008, the same index ranged from a high of $13.58 per MMBtu to a low of $5.29 per MMBtu.

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

We are exposed to natural gas and NGL commodity price risk under certain of our natural gas processing and gathering and NGL fractionation contracts that provide for our fees to be calculated based on a regional natural gas or NGL price index or to be paid in-kind by taking title to natural gas or NGLs.  A decrease in natural gas and NGL prices can result in lower margins from these contracts, which may materially adversely affect our financial position, results of operations and cash flows.

Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States.  Volatility in commodity prices may also have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us.

A decline in the volume of natural gas, NGLs and crude oil delivered to our facilities could adversely affect our financial position, results of operations and cash flows.

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

The crude oil, natural gas and NGLs currently transported, gathered or processed at our facilities originate from existing domestic and international resource basins, which naturally deplete over time.  To offset this natural decline, our facilities will need access to production from newly discovered properties that are either being developed or expected to be developed. Exploration and development of new oil and natural gas reserves is capital intensive, particularly offshore in the Gulf of Mexico.  Many economic and business factors are beyond our control and can adversely affect the decision by producers to explore for and develop new reserves.  These factors could include relatively low oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons.  For example, a sustained decline in the price of natural gas and crude oil could result in a decrease in natural gas and crude oil exploration and development activities in the regions where our facilities are located.  This could result in a decrease in volumes to our offshore platforms, natural gas processing plants, natural gas, crude oil and NGL pipelines, and NGL fractionators, which would have a material adverse affect on our financial position, results of operations and cash flows.  Additional reserves, if discovered, may not be developed in the near future or at all.

In addition, imported liquefied natural gas (“LNG”), is expected to be a significant component of future natural gas supply to the United States.  Much of this increase in LNG supplies is expected to be imported through new LNG facilities to be developed over the next decade.  Twelve LNG projects have been approved by the FERC to be constructed in the Gulf Coast region and an additional two LNG projects have been proposed for the region.  We cannot predict which, if any, of these new projects will be constructed.  We may not realize expected increases in future natural gas supply available to our facilities and pipelines if (i) a significant number of these new projects fail to be developed with their announced capacity, (ii) there are significant delays in such development, (iii) they are built in locations where they are not connected to our assets or (iv) they do not influence sources of supply on our systems.  If the expected increase in natural gas supply through imported LNG is not realized, projected natural gas throughput on our pipelines would decline, which could have a material adverse effect on our financial position, results of operations and cash flows.

A decrease in demand for NGL products by the petrochemical, refining or heating industries could materially adversely affect our financial position, results of operations and cash flows.

A decrease in demand for NGL products by the petrochemical, refining or heating industries, whether because of general economic conditions, reduced demand by consumers for the end products made with NGL products, increased competition from petroleum-based products due to pricing differences, adverse weather conditions, government regulations affecting prices and production levels of natural gas or the content of motor gasoline or other reasons, could materially adversely affect our financial position, results of operations and cash flows.  For example:

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

We face competition from third parties in our midstream businesses

Even if crude oil and natural gas reserves exist in the areas accessed by our facilities and are ultimately produced, we may not be chosen by the producers in these areas to gather, transport, process, fractionate, store or otherwise handle the hydrocarbons that are produced.  We compete with others, including producers of oil and natural gas, for any such production on the basis of many factors, including but not limited to:

▪	geographic proximity to the production;

▪	costs of connection;

▪	available capacity;

▪	rates; and

▪	access to markets.

Our future debt level may limit our flexibility to obtain additional financing and pursue other business opportunities.

As of December 31, 2008, we had approximately $9.05 billion of consolidated debt outstanding including Duncan Energy Partners, which had approximately $484.3 million of consolidated debt outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

EPO’s Multi-Year Revolving Credit Facility, its Japanese Yen Term Loan and each of its indentures for public debt contain conventional financial covenants and other restrictions.  For example, we are prohibited from making distributions to our partners if such distributions would cause an event of default or otherwise violate a covenant under EPO’s Multi-Year Revolving Credit Facility.  In addition, under the terms of our junior subordinated notes, generally, if we elect to defer interest payments thereon, we are restricted from making distributions with respect to our equity securities.  A breach of any of these restrictions by us could permit our lenders or noteholders, as applicable, to declare all amounts outstanding under these debt agreements to be immediately due and payable and, in the case of EPO’s Multi-Year Revolving Credit Facility, to terminate all commitments to extend further credit.

Our ability to access capital markets to raise capital on favorable terms could be affected by our debt level, the amount of our debt maturing in the next several years and current maturities, and by prevailing market conditions.  Moreover, if the rating agencies were to downgrade our credit ratings, then we could experience an increase in our borrowing costs, difficulty assessing capital markets or a reduction in the market price of our common units.  Such a development could adversely affect our ability to obtain financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness.  If we are unable to access the capital markets on favorable terms in the future, we might be forced to seek extensions for some of our short-term securities or to refinance some of our debt obligations through bank credit, as opposed to long-term public debt securities or equity securities.  The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements.  Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected levels.

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

Recent conditions in the financial markets have limited our ability to access equity and credit markets.  Generally, credit has become more expensive and difficult to obtain, and the cost of equity capital has also become more expensive.  Some lenders are imposing more stringent credit terms and there may be a general reduction in the amount of credit available in the markets in which we conduct business.  Tightening of the credit markets may have a material adverse effect on us by, among other things, decreasing our ability to finance expansion projects or business acquisitions on favorable terms and by the imposition of increasingly restrictive borrowing covenants.  In addition, the distribution yields of new equity issued may be at a higher yield than our historical levels, making additional equity issuances more expensive.

We also compete for the types of assets and businesses we have historically purchased or acquired.  Increased competition for a limited pool of assets could result in our losing to other bidders more often or acquiring assets at less attractive prices.  Either occurrence would limit our ability to fully execute our growth strategy.  Our inability to execute our growth strategy may materially adversely affect our ability to maintain or pay higher distributions in the future.

Our variable rate debt and future maturities of fixed-rate, long-term debt make us vulnerable to increases in interest rates.  Increases in interest rates could materially adversely affect our business, financial position, results of operation and cash flows.

As of December 31, 2008, we had outstanding $9.05 billion of consolidated debt (excluding the value of interest rate swaps and currency swaps).  Of this amount, approximately $1.57 billion, or 17.3%, was subject to variable interest rates, either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps.  We have approximately $217.6 million in 4.93% fixed-rate debt maturing in March 2009.  We also have an additional $500.0 million of 4.625% fixed-rate Senior Notes maturing in October 2009, $54.0 million of 8.70% fixed-rate debt maturing in March 2010, and $500.0 million of 4.95% fixed-rate Senior Notes maturing in June 2010.  The rate on our December 2008 issuance of $500.0 million of Senior Notes due January 2014 was 9.75%.  Should interest rates continue at current levels or increase significantly, the amount of cash required to service our debt would increase.  As a result, our financial position, results of operations and cash flows, could be materially adversely affected.

An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular, for yield-based equity investments such as our common units.  Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.

Operating cash flows from our capital projects may not be immediate.

We have announced and are engaged in several construction projects involving existing and new facilities for which we have expended or will expend significant capital, and our operating cash flow from a particular project may not increase until a period of time after its completion.  For instance, if we build a new pipeline or platform or expand an existing facility, the design, construction, development and installation may occur over an extended period of time, and we may not receive any material increase in operating cash flow from that project until a period of time after it is placed in-service.  If we experience any unanticipated or extended delays in generating operating cash flow from these projects, we may be required to reduce or reprioritize our capital budget, sell non-core assets, access the capital markets or decrease or limit distributions to unitholders in order to meet our capital requirements.

Our growth strategy may adversely affect our results of operations if we do not successfully integrate the businesses that we acquire or if we substantially increase our indebtedness and contingent liabilities to make acquisitions.

Our growth strategy includes making accretive acquisitions.  As a result, from time to time, we will evaluate and acquire assets and businesses (either ourselves or Duncan Energy Partners may do so) that we believe complement our existing operations.  We may be unable to integrate successfully businesses we acquire in the future.  We may incur substantial expenses or encounter delays or other problems in connection with our growth strategy that could negatively impact our financial position, results of operations and cash flows.

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

If consummated, any acquisition or investment would also likely result in the incurrence of indebtedness and contingent liabilities and an increase in interest expense and depreciation, accretion and amortization expenses.  As a result, our capitalization and results of operations may change significantly following an acquisition.  A substantial increase in our indebtedness and contingent liabilities could have a material adverse effect on our financial position, results of operations and cash flows.  In addition, any anticipated benefits of a material acquisition, such as expected cost savings, may not be fully realized, if at all.

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

We have significant expenditures for the development and construction of midstream energy infrastructure assets, including construction and development projects with significant logistical, technological and staffing challenges.  We may not be able to complete our projects at the costs we estimated at the time of each project’s initiation or that we currently estimate.  For example, material and labor costs associated with our projects in the Rocky Mountains region increased over time due to factors such as higher transportation costs and the availability of construction personnel.  Similarly, force majeure events such as hurricanes along the Gulf Coast may cause delays, shortages of skilled labor and additional expenses for these construction and development projects, as were experienced with Hurricanes Gustav and Ike in 2008.

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

Substantially all of the common units in us that are owned by EPCO and its affiliates are pledged as security under EPCO's credit facility.  Additionally, all of the member interests in our general partner and all of the common units in us that are owned by Enterprise GP Holdings are pledged under its credit facility.  Upon an event of default under either of these credit facilities, a change in ownership or control of us could ultimately result.

An affiliate of EPCO has pledged substantially all of its common units in us as security under its credit facility.  EPCO’s credit facility contains customary and other events of default relating to defaults of EPCO and certain of its subsidiaries, including certain defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on EPCO’s pledged collateral, could ultimately result in a change in ownership of us.  In addition, the 100.0% membership interest in our general partner and the 13,670,925 of our common units that are owned by Enterprise GP Holdings are pledged under Enterprise GP Holdings’ credit facility.  Enterprise GP Holdings’ credit facility contains customary and other events of default.  Upon an event of default, the lenders under Enterprise GP Holdings’ credit facility could foreclose on Enterprise GP Holdings’ assets, which could ultimately result in a change in control of our general partner and a change in the ownership of our units held by Enterprise GP Holdings.

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

We are a holding company with no business operations and our operating subsidiaries conduct all of our operations and own all of our operating assets.  Our only significant assets are the ownership interests we own in our subsidiaries and joint ventures.  As a result, we depend upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us in order to meet our obligations and to allow us to make distributions to our partners.  The ability of our subsidiaries and joint ventures to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations, including FERC policies. For example, all cash flows from Evangeline are currently used to service its debt.

As of December 31, 2008, we also owned 5,393,100 common units and 37,333,887 Class B units of Duncan Energy Partners (these Class B units automatically converted to common units of Duncan Energy Partners on February 1, 2009), representing approximately 74.1% of its outstanding limited partner units, and owned minority equity interests in subsidiaries of Duncan Energy Partners that held total assets of approximately $4.6 billion as of December 31, 2008.  With respect to three subsidiaries of Duncan Energy Partners acquired from us on December 8, 2008 that held approximately $3.5 billion of total assets as of December 31, 2008, Duncan Energy Partners has effective priority rights to specified quarterly distribution amounts ahead of distributions on our retained equity interests in these subsidiaries.

In addition, the charter documents governing our joint ventures typically allow their respective joint venture management committees sole discretion regarding the occurrence and amount of distributions.  Some of the joint ventures in which we participate have separate credit agreements that contain various restrictive covenants.  Among other things, those covenants may limit or restrict the joint venture's ability to make distributions to us under certain circumstances.  Accordingly, our joint ventures may be unable to make distributions to us at current levels if at all.

We may be unable to cause our joint ventures to take or not to take certain actions unless some or all of our joint venture participants agree.

We participate in several joint ventures.  Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture.  These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100.0%) to authorize more significant activities.  Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint venture participant, litigation and transactions not in the ordinary course of business, among others.  Thus, without the concurrence of joint venture participants with enough voting interests, we may be unable to cause any of our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of us or the particular joint venture.

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

We believe that EPCO maintains adequate insurance coverage on our behalf, although insurance will not cover many types of interruptions that might occur and will not cover amounts up to applicable deductibles.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  For example, change in the insurance markets subsequent to the hurricanes in 2005 and 2008 have made it more difficult for us to obtain certain types of coverage.  As a result, EPCO may not be able to renew existing insurance policies on behalf of us or procure other desirable insurance on commercially reasonable terms, if at all.  If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

An impairment of goodwill and intangible assets could reduce our earnings.

At December 31, 2008, our balance sheet reflected $706.9 million of goodwill and $855.4 million of intangible assets.  Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets.  Generally accepted accounting principles in the United States (“GAAP”) require us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ equity and balance sheet leverage as measured by debt to total capitalization.

The use of derivative financial instruments could result in material financial losses by us.

We historically have sought to limit a portion of the adverse effects resulting from changes in energy commodity prices and interest rates by using financial derivative instruments and other hedging mechanisms from time to time.  To the extent that we hedge our commodity price and interest rate exposures, we will forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.  In addition, even though monitored by management, hedging activities can result in losses.  Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the hedge arrangement, the hedge is imperfect, or hedging policies and procedures are not followed.

Our pipeline integrity program may impose significant costs and liabilities on us.

The U.S. DOT issued final rules (effective March 2001 with respect to hazardous liquid pipelines and February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rules refer to as “high consequence areas.”  The final rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002.  At this time, we cannot predict the ultimate costs of compliance with this rule because those costs will depend on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing that is required by the rule.  We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Environmental costs and liabilities and changing environmental regulation, including climate change regulation, could affect our results of operations, cash flows and financial condition.

Our operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health and safety, waste management and chemical and petroleum products.  Further, we cannot ensure that existing environmental regulations will not be revised or that new regulations, such as regulations designed to reduce the emissions of greenhouse gases, will not be adopted or become applicable to us.  Governmental authorities have the power to enforce compliance with applicable regulations and permits and to subject violators to civil and criminal penalties, including substantial fines, injunctions or both.  Certain environmental laws, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to cleanup and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released.  Moreover, third parties, including neighboring landowners, may also have the right to pursue legal actions to enforce compliance or to recover for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

We will make expenditures in connection with environmental matters as part of normal capital expenditure programs.  However, future environmental law developments, such as stricter laws, regulations, permits or enforcement policies, could significantly increase some costs of our operations, including the handling, manufacture, use, emission or disposal of substances and wastes.

Climate change regulation is one area of potential future environmental law development.  Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases.  The U.S. Congress is considering legislation to reduce emissions of greenhouse gases.  In addition, at least nine states in the Northeast and five states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.  The EPA is separately considering whether it will regulate greenhouse gases as “air pollutants” under the existing federal Clean Air Act.

Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that regulate or restrict emissions of greenhouse gases, including methane or carbon dioxide in areas in which we conduct business, could result in changes to the consumption and demand for natural gas and could have adverse effects on our business, financial position, results of operations and prospects.  These changes could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  While we may be able to include some or all of such increased costs in the rates charged by our pipelines or other facilities, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.

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

Under the NGA, the FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce.  Its authority to regulate those services is comprehensive and includes the rates charged for the services, terms and condition of service and certification and construction of new facilities.  The FERC requires that our services are provided on a non-discriminatory basis so that all shippers have open access to our pipelines and storage.  Pursuant to the FERC’s jurisdiction over interstate gas pipeline rates, existing pipeline rates may be challenged by customer complaint or by the FERC Staff and proposed rate increases may be challenged by protest.

We have interests in natural gas pipeline facilities offshore from Texas and Louisiana.  These facilities are subject to regulation by the FERC and other federal agencies, including the Department of Interior, under the Outer Continental Shelf Lands Act, and by the DOT’s OPS under the Natural Gas Pipeline Safety Act.

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

For a general overview of federal, state and local regulation applicable to our assets, see “Regulation” included under Items 1 and 2 of this annual report.  This regulatory oversight can affect certain aspects of our business and the market for our products and could materially adversely affect our cash flows.

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could adversely affect our ability to make distributions to unitholders.

The workplaces associated with our facilities are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. The failure to comply with OSHA requirements or general industry standards, keep adequate records or monitor occupational exposure to regulated substances could have a material adverse effect on our business, financial position, results of operations and ability to make distributions to unitholders.

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

We depend on the leadership, involvement and services of Dan L. Duncan, the founder of EPCO and the chairman of our general partner and other key personnel.  Mr. Duncan has been integral to our success and the success of EPCO due in part to his ability to identify and develop business opportunities, make strategic decisions and attract and retain key personnel.  The loss of his leadership and involvement or the services of certain key members of our senior management team could have a material adverse effect on our business, financial position, results of operations, cash flows and market price of our securities.

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

We have entered into an ASA that governs business opportunities among entities controlled by EPCO, which includes us and our general partner, Enterprise GP Holdings and its general partner, Duncan Energy Partners and its general partner and TEPPCO and its general partner.  For information regarding how business opportunities are handled within the EPCO group of companies, please read Item 13 of this annual report.

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

The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and financial condition. We may face significant challenges if conditions in the financial markets revert to those that existed in the fourth quarter of 2008.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to meet capital commitments and achieve the flexibility needed to react to changing economic and business conditions.  The credit crisis could have a negative impact on our lenders or customers, causing them to fail to meet their obligations to us.  Additionally, demand for our services and products depends on activity and expenditure levels in the energy industry, which are directly and negatively impacted by depressed oil and gas prices.  Also, a decrease in demand for NGLs by the petrochemical and refining industries due to a decrease in demand for their products as a result of general economic conditions would likely impact demand for our services and products.  Any of these factors could lead to reduced usage of our pipelines and energy logistics services, which could have a material negative impact on our revenues and prospects.

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

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have no practical ability to remove EPGP or its officers or directors.  EPGP may not be removed except upon the vote of the holders of at least 60.0% of our outstanding units voting together as a single class.  Because affiliates of EPGP currently own approximately 34.0% of our outstanding common units, the removal of EPGP as our general partner is highly unlikely without the consent of both EPGP and its affiliates.  As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence or reduction of a takeover premium in the trading price.

Our partnership agreement restricts the voting rights of unitholders owning 20.0% or more of our common units.

Unitholders’ voting rights are further restricted by a provision in our partnership agreement stating that any units held by a person that owns 20.0% or more of any class of our common units then outstanding, other than our general partner and its affiliates, cannot be voted on any matter.  In addition, our partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management. As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence or reduction of a takeover premium in the trading price.

EPGP has a limited call right that may require common unitholders to sell their units at an undesirable time or price.

If at any time EPGP and its affiliates own 85.0% or more of the common units then outstanding, EPGP will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then current market price.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may therefore not receive any return on their investment.  They may also incur a tax liability upon a sale of their units.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution to our common unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this matter.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%.  Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distributions to our common unitholders would be substantially reduced.  Thus, treatment of us as a corporation would result in a material reduction in the after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

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

Investments in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons, raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

The sale or exchange of 50.0% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50.0% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

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

Market Information and Cash Distributions

 Our common units are listed on the NYSE under the ticker symbol “EPD.”  As of February 2, 2009, there were approximately 988 unitholders of record of our common units.  The following table presents the high and low sales prices for our common units during the periods indicated (as reported by the NYSE Composite Transaction Tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date
2007
1st Quarter	$32.750	$28.060	$0.4750	Apr. 30, 2007	May 10, 2007
2nd Quarter	$33.350	$30.220	$0.4825	Jul. 31, 2007	Aug. 9, 2007
3rd Quarter	$33.700	$26.136	$0.4900	Oct. 31, 2007	Nov. 8, 2007
4th Quarter	$32.450	$29.920	$0.5000	Jan. 31, 2008	Feb. 7, 2008
2008
1st Quarter	$32.630	$26.750	$0.5075	Apr. 30, 2008	May 7, 2008
2nd Quarter	$32.640	$29.040	$0.5150	Jul. 31, 2008	Aug. 7, 2008
3rd Quarter	$30.070	$22.580	$0.5225	Oct. 31, 2008	Nov. 12, 2008
4th Quarter	$26.300	$16.000	$0.5300	Jan. 30, 2009	Feb. 9, 2009

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

In January 2009, we sold 10,590,000 common units (including an over-allotment of 990,000 common units) to the public at an offering price of $22.20 per unit.  We used the net offering proceeds of $225.6 million to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility, which may be reborrowed to fund capital expenditures and other growth projects, and for general partnership purposes.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during 2008.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

We have not repurchased any of our common units since 2002.  In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, intended to repurchase up to 2,000,000 of our common units for the purpose of granting options to management and key employees (amount adjusted for the 2-for-1 unit split in May 2002).  As of February 2, 2009, we and our affiliates could repurchase up to 618,400 additional common units under this repurchase program.

The following table summarizes our repurchase activity during 2008 in connection with other arrangements:

				Maximum
			Total Number of	Number of Units
		Average	of Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
May 2008	21,413 (1)	$30.37	--	--
August 2008	4,940 (2)	$29.19	--	--
September 2008	4,565 (3)	$25.77	--	--
October 2008	54,328 (4)	$18.39	--	--
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
(4)  Of the 165,958 restricted unit awards that vested in October 2008 and converted to common units, 54,328 of these units were sold back to the partnership by employees to cover related withholding tax requirements.

Item 6.  Selected Financial Data.

The following table presents selected historical consolidated financial data of our partnership.  This information has been derived from and should be read in conjunction with the audited financial statements.  In addition, information regarding our results of operations and liquidity and capital resources can be found under Item 7 of this annual report.  As presented in the table, amounts are in thousands (except per unit data).

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Operating results data: (1)
Revenues	$21,905,656	$16,950,125	$13,990,969	$12,256,959	$8,321,202
Income from continuing operations (2)	$954,021	$533,674	$599,683	$423,716	$257,480
Income per unit from continuing operations:
Basic and Diluted	$1.85	$0.96	$1.22	$0.92	$0.83
Other financial data:
Distributions per common unit (3)	$2.0750	$1.9475	$1.825	$1.698	$1.540

	As of December 31,
	2008	2007	2006	2005	2004
Financial position data: (1)
Total assets	$17,957,535	$16,608,007	$13,989,718	$12,591,016	$11,315,461
Long-term and current maturities of debt (4)	$9,108,410	$6,906,145	$5,295,590	$4,833,781	$4,281,236
Partners' equity (5)	$6,084,988	$6,131,649	$6,480,233	$5,679,309	$5,328,785
Total units outstanding (excluding treasury) (5)	441,435	435,297	432,408	389,861	364,786

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the years ended December 31, 2008, 2007 and 2006.

The following information should be read in conjunction with our consolidated financial statements and our accompanying notes.  Our discussion and analysis includes the following:

▪	Cautionary Note Regarding Forward-Looking Statements.

▪	Significant Relationships Referenced in this Discussion and Analysis.

▪	Overview of Business.

▪	General Outlook for 2009.

▪	Recent Developments – Discusses significant developments during the year ended December 31, 2008.

▪	Results of Operations – Discusses material year-to-year variances in our Statements of Consolidated Operations.

▪	Liquidity and Capital Resources – Addresses available sources of liquidity and capital resources and includes a discussion of our capital spending program.

▪	Critical Accounting Policies and Estimates.

▪	Other Items – Includes information related to contractual obligations, off-balance sheet arrangements, related party transactions, recent accounting pronouncements and other matters.

As generally used in the energy industry and in this discussion, the identified terms have the following meanings:

/d	= per day
BBtus	= billion British thermal units
Bcf	= billion cubic feet
MBPD	= thousand barrels per day
MMBbls	= million barrels
MMBtus	= million British thermal units
MMcf	= million cubic feet

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Cautionary Note Regarding Forward-Looking Statements

This discussion contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements.  Although we and our general partner believe that such expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Such statements are subject to a variety of risks, uncertainties and assumptions as described in more detail in Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which are private company affiliates of EPCO, Inc.

References to “EPCO” mean EPCO, Inc. and its wholly owned private company affiliates, which are related parties to all of the foregoing named entities.

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

We conduct substantially all of our business through EPO.  We are owned 98.0% by our limited partners and 2.0% by our general partner, EPGP.  EPGP is owned 100.0% by Enterprise GP Holdings.

General Outlook for 2009

The current global recession and financial crisis have impacted energy companies generally.  The recession and related slowdown in economic activity has reduced demand for energy and related products, which in turn has generally led to significant decreases in the prices of crude oil, natural gas and NGLs.  The financial crisis has resulted in the effective insolvency, liquidation or government intervention for a number of financial institutions, investment companies, hedge funds and highly leveraged industrial companies.  This has had an adverse impact on the prices of debt and equity securities that has generally increased the cost and limited the availability of debt and equity capital.

Commercial Outlook

In 2008, there was significant volatility in the prices of refined products, crude oil, natural gas and NGLs.  For example, the price of West Texas Intermediate crude oil ranged from a high near $147 per barrel in mid-2008 to $35 per barrel in January 2009; while the price of natural gas at the Henry Hub ranged from a high of over $13.00 per MMBtu in mid-2008 to $5.00 per MMBtu in January 2009.  On a composite basis, the average price of NGLs declined from $1.68 per gallon for the third quarter of 2008 to $0.74 per gallon for the fourth quarter of 2008.  The decrease in energy commodity prices combined with higher costs of capital have led many crude oil and natural gas producers to reconsider their drilling budgets for 2009.  As a midstream energy company, we provide services for producers and consumers of natural gas, NGLs, crude oil and certain petrochemicals.  The products that we process, sell or transport are principally used as fuel for residential, agricultural and commercial heating; feedstocks in petrochemical manufacturing; and in the production of motor gasoline.

The decrease in energy commodity prices has caused many oil and natural gas producers, which include many of our customers, to reduce their drilling budgets in 2009.  This has resulted in a substantial reduction in the number of drilling rigs operating in the United States as surveyed by Baker Hughes Incorporated.  The U.S. operating rig count decreased from a peak of 2,031 rigs in September 2008 to approximately 1,300 in February 2009.  We expect oil and gas producers in our operating areas to reduce their drilling activity to varying degrees, which may lead to lower crude oil, natural gas and NGL production growth in the near term and, as a result, lower transportation, processing and marketing volumes for us than would have otherwise been the case.

In our natural gas processing business, we hedged approximately 80% of our equity NGL production margins for 2008 to mitigate the commodity price risk associated with these volumes.   We have hedged approximately 67% of our expected equity NGL production margins for 2009.  Since the hedges were consummated at prices that are significantly higher than current levels, we are expected to be partially insulated from lower natural gas processing margins in 2009.

The recession has reduced demand for midstream energy services and products by industrial customers.  In the fourth quarter of 2008, the petrochemical industry experienced a dramatic destocking of inventories, which reduced demand for purity NGL products such as ethane, propane and normal butane.  We expect that petrochemical demand will strengthen in early 2009 and have starting seeing signs of such demand through February 2009 as petrochemical customers have begun to restock their depleted inventories.  This trend is also evidenced by slightly higher operating rates of U.S. ethylene crackers, which averaged approximately 70% of capacity in February 2009 as compared to 56% in December 2008.  Four additional ethylene crackers were expected to recommence operations in February 2009.  The average utilization rate for ethylene crackers in 2008 was approximately 80%.  Based on currently available information, we expect that the operating rates of U.S. ethylene crackers will approximate 80% of capacity in 2009.  We expect that crude oil prices will rebound from recent lows in the second half of 2009. As a result, we believe the petrochemical industry will continue to prefer NGL feedstocks over crude-based alternatives such as naphtha.  In general, when the price of crude oil rises relative to that of natural gas, NGLs become more attractive as a source of feedstocks for the petrochemical industry.

The reduction in near-term demand for crude oil and NGLs has created a contango market (i.e., a market in which the price of a commodity is higher in future months than the current spot price) for these products, which, in turn, we are benefiting from through an increase in revenues earned by our storage assets in Mont Belvieu, Texas.

Liquidity Outlook

Debt and equity capital markets have also experienced significant recent volatility.  The major U.S. and international equity market indices experienced significant losses in 2008, including losses of approximately 38% and 34% for the S&P 500 and Dow Jones Industrial Average, respectively.  Likewise, the Alerian MLP Index, which is a recognized major index for publicly traded partnerships, lost approximately 42% of its value.  The contraction in credit available to and investor redemptions of holdings in certain investment companies and hedge funds exacerbated the selling pressure and volatility in both the debt and equity capital markets.  This has resulted in a higher cost of debt and equity capital for the public and private sector.  Near term demand for equity securities through follow on offerings, including our common units, may be reduced due to the recent problems encountered by investment companies and hedge funds, both of which significantly participated in equity offerings over the past few years.

While the cost of capital has increased, we have demonstrated our ability to access the debt and equity capital markets during this distressed period.  In December 2008, we issued $500.0 million of 9.75% senior notes.  The higher cost of capital is evident when you compare the interest rate of the December 2008 senior notes offering to the $400.0 million of 5.65% senior notes that we issued in March 2008.  On a positive note, our indicative cost of long-term borrowing has improved approximately 250 basis points in early 2009 in conjunction with the recent improvement in the debt capital markets. We believe that we will be able to either access the capital markets or utilize availability under our long-term multi-year revolving credit facility to refinance our $717.6 million of debt obligations that mature in 2009. In January 2009, we issued approximately 10.6 million of our common units at an effective annual distribution yield of 9.5%.  Net offering proceeds of $225.6 million were used to reduce borrowings and for general partnership purposes.

The increase in the cost of capital has caused us to prioritize our respective internal growth projects to select those with higher rates of return.  However, consistent with our business strategies, we continuously evaluate possible acquisitions of assets that would complement our current operations.  Given the current state of the credit markets, we believe competition for such assets has decreased, which may result in opportunities for us to acquire assets at attractive prices that would be accretive to our partners and expand our portfolio of midstream energy assets.

Based on information currently available, we estimate that our capital spending for property, plant and equipment in 2009 will approximate $1.00 billion, which includes $820.0 million for growth capital projects and $180.0 million for sustaining capital expenditures.  The 2009 forecast amounts for growth capital projects include amounts that are expected to be spent on the Texas Offshore Port System.  See “Recent Developments – Texas Offshore Port System” for additional information regarding this joint venture.

We expect four of our significant construction projects to be completed and the assets placed into service during the first half of 2009.  These projects include (i) the expansion of the Meeker natural gas processing plant, which began operations in February 2009, (ii) the Exxon Mobil central treating facility, (iii) the Sherman Extension natural gas pipeline, and (iv) the Shenzi Crude Oil Pipeline in the Gulf of Mexico.  Substantially all of the financing to fund these projects has been completed.  In 2009, we expect these projects to contribute significant new sources of revenue, operating income and cash flow from operations.

Hurricanes Gustav and Ike damaged a number of energy-related assets onshore and offshore along the Texas and Louisiana Gulf Coast in the summer of 2008, including certain of our offshore pipelines and platforms.  Repairs are being completed on our affected assets and they are expected to be ready to return to service once third party production fields return to operational status over the course of 2009.

A few of our customers have experienced severe financial problems leading to a significant impact on their creditworthiness.  These financial problems are rooted in various factors including the significant use of debt, current financial crises, economic recession and changes in commodity prices.  We are working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our respective credit position relating to amounts owed to us by certain customers.  We cannot provide assurance that one or more of our customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows; however, we believe that we have provided adequate allowances for such customers.

We expect our proactive approach to funding capital spending and other partnership needs, combined with sufficient trade credit to operate our businesses efficiently, and available borrowing capacity under their credit facilities, to provide us with a foundation to meet our anticipated liquidity and capital requirements in 2009.  We also believe that we will be able to access the capital markets in 2009 to maintain financial flexibility.  Based on information currently available to us, we believe that we will maintain our investment grade credit ratings and meet our loan covenant obligations in 2009.

Recent Developments

The following information highlights our significant developments since January 1, 2008 through the date of this filing.

Enterprise Products Partners Issues $225.6 million of Common Units

In January 2009, Enterprise Products Partners sold 10,590,000 common units representing limited partner interests (including an over-allotment of 990,000 common units) to the public at an offering price of $22.20 per unit.  Net offering proceeds of $225.6 million were used to reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.

High Island Offshore System Natural Gas Pipeline Resumes Operations

In December 2008, repairs were completed on the High Island Offshore System (“HIOS”) pipeline that was severed in September 2008 during Hurricane Ike.  Federal regulators, after approving our inspection and start-up procedures, authorized the partnership to resume full service on HIOS.  The pipeline has the capacity to transport up to 1.8 Bcf/d of natural gas.

Operations Begin at White River Hub

In December 2008, we and Questar Pipeline Company (“Questar”), a subsidiary of Questar Corp., announced that service had begun on the White River Hub. Located in Rio Blanco County, Colo., the White River Hub currently connects our natural-gas processing plant at Meeker with four interstate natural gas pipelines: Rockies Express Pipeline LLC; Questar; Northwest Pipeline GP (including the Williams Willow Creek processing plant, which is currently under construction); and TransColorado Gas

Transmission Company.  Two more interstate pipelines, the Wyoming Interstate Company and Colorado Interstate Gas systems, are expected to be connected during the first quarter of 2009.

Sale of Interest in Companies to Duncan Energy Partners

In December 2008, Duncan Energy Partners acquired controlling equity interests in three midstream energy companies from affiliates of EPO in a transaction valued at $730.0 million.  Duncan Energy Partners acquired a 51.0% membership interest in Enterprise Texas Pipeline LLC (“Enterprise Texas”); a 51.0% general partnership interest in Enterprise Intrastate LP (“Enterprise Intrastate”); and a 66.0% general partnership interest in Enterprise GC, LP (“Enterprise GC”).  In the aggregate, these companies own more than 8,000 miles of natural gas pipelines with 5.6 Bcf/d of capacity; a leased natural gas storage facility with 6.8 Bcf of storage capacity; more than 1,000 miles of NGL pipelines; approximately 18 MMBbls of leased NGL storage capacity; and two NGL fractionators with a combined fractionation capacity of 87 MBPD.  All of these assets are located in Texas.  As consideration for this dropdown transaction, EPO received 37,333,887 Class B units valued at $449.5 million and $280.5 million in cash from Duncan Energy Partners.  The Class B limited partner units automatically converted to common units of Duncan Energy Partners on February 1, 2009.  For additional information regarding this transaction, see “Other Items – Duncan Energy Partners Transactions” within this Item 7

EPO Issues $500.0 Million of Senior Notes

In December 2008, EPO sold $500.0 million in principal amount of 9.75% fixed-rate, unsecured senior notes due January 2014 (“Senior Notes O”).  Net proceeds from this offering were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.  For additional information regarding this issuance of debt, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

EPO Executes $592.6 Million of Credit Facilities

In November 2008, EPO executed two senior unsecured credit facilities that provide the partnership with $592.6 million of incremental borrowing capacity.  The facilities are comprised of a $375.0 million credit facility maturing in November 2009 and a 20.7 billion yen (approximately $217.6 million U.S. dollar equivalent) term loan maturing in March 2009.  The Japanese term loan has a funded cost of approximately 4.93%, including the cost of related foreign exchange currency swaps.  For additional information regarding these issuances of debt, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Texas Offshore Port System

In August 2008, we, together with TEPPCO and Oiltanking Holding Americas, Inc. (“Oiltanking”), announced the formation of the Texas Offshore Port System, a joint venture to design, construct, operate and own a Texas offshore crude oil port and a related onshore pipeline and storage system that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  Demand for such projects is being driven by planned and expected refinery expansions along the Gulf Coast, expected increases in shipping traffic and operating limitations of regional ship channels.

The joint venture’s primary project, referred to as “TOPS,” includes (i) an offshore port (which will be located approximately 36 miles from Freeport, Texas), (ii) an onshore storage facility with approximately 3.9 million barrels of crude oil storage capacity, and (iii) an 85-mile crude oil pipeline system having a transportation capacity of up to 1.8 million barrels per day, that will extend from the offshore port to a storage facility near Texas City, Texas.  The joint venture’s complementary project, referred to as the Port Arthur Crude Oil Express (or “PACE”) will transport crude oil from Texas City, including crude oil from TOPS, and will consist of a 75-mile pipeline and 1.2 million barrels of crude oil storage capacity in the Port Arthur, Texas area.  Development of the TOPS and PACE projects is supported by long-term contracts with affiliates of Motiva Enterprises LLC (“Motiva”) and Exxon Mobil Corporation

(“Exxon Mobil”), which have committed a combined 725 MBPD of crude oil to the projects.  The timing of the construction and related capital costs of the TOPS and PACE projects will be affected by the acquisition of requisite permits.

We, TEPPCO and Oiltanking each own, through our respective subsidiaries, a one-third interest in the joint venture.  The aggregate cost of the TOPS and PACE projects is expected to be approximately $1.8 billion (excluding capitalized interest), with the majority of such capital expenditures currently expected to occur in 2010 and 2011.  We and TEPPCO have each guaranteed up to approximately $700.0 million, which includes a contingency amount for potential cost overruns, of the capital contribution obligations of our respective subsidiary partners in the joint venture.  As of December 31, 2008, our investment in the Texas Offshore Port System was $35.9 million.

Acquisition of Remaining Interest in Dixie

In August 2008, we acquired the remaining 25.8% ownership interest in Dixie Pipeline Company (“Dixie”) for $57.1 million.  As a result of this transaction, we own 100.0% of Dixie, which owns a 1,371-mile pipeline system that delivers NGLs (primarily propane) to customers along the U.S. Gulf Coast and southeastern United States.

Reorganization of Commercial Management Team

In July 2008, Mr. A. J. Teague, Executive Vice President, was elected as a Director to the Boards of both our general partner and that of Duncan Energy Partners and as Chief Commercial Officer responsible for managing all of the commercial activities of the two partnerships.  In connection with Mr. Teague’s appointment as Chief Commercial Officer, certain members of our senior management team were realigned to report to Mr. Teague.  Mr. Teague will continue to report to Michael A. Creel, President and Chief Executive Officer (“CEO”) of Enterprise Products Partners.

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

Duncan Energy Partners’ Shelf Registration Statement

In March 2008, Duncan Energy Partners filed a universal shelf registration statement with the SEC that authorized its issuance of up to $1.00 billion in debt and equity securities.  As of February 2, 2008, Duncan Energy Partners has issued $0.5 million in equity securities under this registration statement.

Pioneer Cryogenic Natural Gas Processing Facility Commences Operations

In February 2008, we commenced operations of the Pioneer cryogenic natural gas processing facility.  Located near the Opal Hub in southwestern Wyoming, this new facility is designed to process up to 700 MMcf/d of natural gas and extract as much as 30 MBPD of NGLs.  We intend to maintain the operational capability of our Pioneer silica gel natural gas processing plant, which is located adjacent to the Pioneer cryogenic plant, as a back-up to provide producers with additional assurance of our processing capability at the complex.  NGLs extracted at our Pioneer complex are transported on our Mid-America Pipeline System and ultimately to our Hobbs and Mont Belvieu NGL fractionators.

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

We include equity in earnings of unconsolidated affiliates in our measurement of segment gross operating margin and operating income.  Our equity investments with industry partners are a vital component of our business strategy.  They are a means by which we conduct our operations to align our interests with those of our customers and/or suppliers.  This method of operation also enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what we could accomplish on a stand alone basis.  Many of these businesses perform supporting or complementary roles to our other business operations.

Our consolidated gross operating margin amounts include the gross operating margin amounts of Duncan Energy Partners on a 100.0% basis.  Volumetric data associated with the operations of Duncan Energy Partners are also included on a 100.0% basis in our consolidated statistical data.

For additional information regarding our business segments, see Note 16 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Selected Price and Volumetric Data

The following table illustrates selected annual and quarterly industry index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods presented.

								Polymer	Refinery
	Natural				Normal		Natural	Grade	Grade
	Gas,	Crude Oil,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/barrel	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(1)	(1)	(1)	(1)	(1)	(1)	(1)
2006 Averages	$7.24	$66.09	$0.66	$1.01	$1.20	$1.24	$1.44	$0.47	$0.41
2007 Averages	$6.86	$72.30	$0.79	$1.21	$1.42	$1.49	$1.68	$0.52	$0.47

2008
1st Quarter	$8.03	$97.91	$1.01	$1.47	$1.80	$1.87	$2.12	$0.61	$0.54
2nd Quarter	$10.94	$123.88	$1.05	$1.70	$2.05	$2.08	$2.64	$0.70	$0.67
3rd Quarter	$10.25	$118.01	$1.09	$1.68	$1.97	$1.99	$2.52	$0.78	$0.66
4th Quarter	$6.95	$58.32	$0.42	$0.80	$0.90	$0.96	$1.09	$0.37	$0.22
2008 Averages	$9.04	$99.53	$0.89	$1.41	$1.68	$1.72	$2.09	$0.62	$0.52

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

	For the Year Ended December 31,
	2008	2007	2006
NGL Pipelines & Services, net:
NGL transportation volumes (MBPD)	1,819	1,666	1,577
NGL fractionation volumes (MBPD)	429	394	312
Equity NGL production (MBPD)	108	88	63
Fee-based natural gas processing (MMcf/d)	2,524	2,565	2,218
Onshore Natural Gas Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	7,477	6,632	6,012
Offshore Pipelines & Services, net:
Natural gas transportation volumes (BBtus/d)	1,408	1,641	1,520
Crude oil transportation volumes (MBPD)	169	163	153
Platform natural gas processing (MMcf/d)	632	494	159
Platform crude oil processing (MBPD)	15	24	15
Petrochemical Services, net:
Butane isomerization volumes (MBPD)	86	90	81
Propylene fractionation volumes (MBPD)	58	68	56
Octane additive production volumes (MBPD)	9	9	9
Petrochemical transportation volumes (MBPD)	108	105	97
Total, net:
NGL, crude oil and petrochemical transportation volumes (MBPD)	2,096	1,934	1,827
Natural gas transportation volumes (BBtus/d)	8,885	8,273	7,532
Equivalent transportation volumes (MBPD) (1)	4,434	4,111	3,809
(1) Reflects equivalent energy volumes where 3.8 MMBtus of natural gas are equivalent to one barrel of NGLs.

Comparison of Results of Operations

The following table summarizes the key components of our results of operations for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$21,905,656	$16,950,125	$13,990,969
Operating costs and expenses	20,460,964	16,009,051	13,089,091
General and administrative costs	90,550	87,695	63,391
Equity in earnings of unconsolidated affiliates	59,104	29,658	21,565
Operating income	1,413,246	883,037	860,052
Interest expense	400,686	311,764	238,023
Provision for income taxes	26,401	15,257	21,323
Minority interest	41,376	30,643	9,079
Net income	954,021	533,674	601,155

Our gross operating margin by segment and in total is as follows for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Gross operating margin by segment:
NGL Pipelines & Services	$1,290,458	$812,521	$752,548
Onshore Natural Gas Pipelines & Services	411,344	335,683	333,399
Offshore Pipeline & Services	188,083	171,551	103,407
Petrochemical Services	167,584	172,313	173,095
Total segment gross operating margin	$2,057,469	$1,492,068	$1,362,449

For a reconciliation of non-GAAP gross operating margin to GAAP operating income and further to GAAP income before provision for income taxes, minority interest and the cumulative effect of change in accounting principles, see “Other Items – Non-GAAP Reconciliations” included within this Item 7.

The following table summarizes the contribution to revenues from each business segment (including the effects of eliminations and adjustments) during the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
NGL Pipelines & Services:
Sales of NGLs	$14,680,607	$11,757,895	$9,442,403
Sales of other petroleum and related products	2,387	3,027	2,353
Midstream services	698,957	710,447	745,187
Total	15,381,951	12,471,369	10,189,943
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	3,091,296	1,481,569	1,103,169
Midstream services	480,802	588,526	595,726
Total	3,572,098	2,070,095	1,698,895
Offshore Pipelines & Services:
Sales of natural gas	100	101	307
Sales of other petroleum and related products	11,144	12,086	4,562
Midstream services	257,166	211,624	140,994
Total	268,410	223,811	145,863
Petrochemical Services:
Sales of other petroleum and related products	2,593,856	2,115,429	1,873,722
Midstream services	89,341	69,421	82,546
Total	2,683,197	2,184,850	1,956,268
Total consolidated revenues	$21,905,656	$16,950,125	$13,990,969

Our revenues are derived from a wide customer base.  During 2008, our largest customer was LyondellBasell Industries (“LBI”) and its affiliates, which accounted for 9.6% of our consolidated revenues.  In 2007 and 2006, our largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9% and 6.1%, respectively, of our consolidated revenues.

On January 6, 2009, LBI announced that its U.S. operations had voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the bankruptcy filing, we had approximately $17.3 million of credit exposure to LBI, which was reduced to approximately $10.0 million through remedies provided under certain pipeline tariffs.  In addition, we are seeking to have LBI accept certain contracts and have filed claims pursuant to current Bankruptcy Court Orders that we expect will allow us to recover the majority of the remaining credit exposure.

For 2008, LBI accounted for 10.2%, or $1.6 billion, of revenues attributable to our NGL Pipelines & Services business segment and 19.2%, or $516.2 million, of revenues attributable to our Petrochemical Services business segment.

Comparison of 2008 with 2007

Revenues for 2008 were $21.91 billion compared to $16.95 billion for 2007.  The $4.96 billion year-to-year increase in consolidated revenues is primarily due to higher energy commodity sales volumes and prices during 2008 relative to 2007. These factors accounted for $5.01 billion of the year-to-year increase in consolidated revenues associated with our NGL, natural gas and petrochemical marketing activities.  Equity NGLs we produced at our newly constructed Meeker and Pioneer natural gas plants and sold in connection with our NGL marketing activities contributed $731.3 million of the year-to-year increase in marketing activity revenues.

Operating costs and expenses were $20.46 billion for 2008 versus $16.01 billion for 2007.  The $4.45 billion year-to-year increase in consolidated operating costs and expenses is primarily due to higher cost of sales associated with our marketing activities. The cost of sales of our marketing activities increased $3.57 billion year-to-year primarily due to higher energy commodity sales volumes and prices.  Likewise, the operating costs and expenses of our natural gas processing plants increased $306.3 million year-to-year primarily due to higher energy commodity prices. Consolidated operating costs and expenses attributable to newly constructed assets we placed into service after January 1, 2007 increased $414.3 million year-to-year.  General and administrative costs increased $2.9 million year-to-year.

Changes in our revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.40 per gallon during 2008 versus $1.19 per gallon during 2007.  Our determination of the weighted-average indicative market price for NGLs is based on U.S. Gulf Coast prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production.  The market price of natural gas (as measured at Henry Hub) averaged $9.04 per MMBtu during 2008 versus $6.86 per MMBtu during 2007.  See “Results of Operations - Selected Price and Volumetric Data” within this Item 7 for additional historical energy commodity pricing information.

Equity in earnings from our unconsolidated affiliates was $59.1 million for 2008 compared to $29.7 million for 2007, a $29.4 million year-to-year increase.  Equity in earnings from our investment in Cameron Highway Oil Pipeline Company (“Cameron Highway”) increased $27.6 million year-to-year due to higher transportation volumes and lower interest expense.  On a 100.0% basis, Cameron Highway had crude oil transportation volumes of 161 MBPD during 2008 compared to 88 MBPD during 2007.  Equity in earnings from our investment in Jonah Gas Gathering Company (“Jonah”) increased $12.1 million year-to-year.  We earned a fixed 19.4% interest in Jonah during the third quarter of 2007 upon completion of certain achievements with respect to the Phase V Expansion of the Jonah Gathering System.  Equity in earnings from our investment in Nemo Gathering Company, LLC (“Nemo”) increased $5.0 million year-to-year due to the recognition of a non-cash impairment charge in the second quarter of 2007.  Collectively, equity earnings from our other investments decreased $15.3 million year-to-year primarily due to higher repair and maintenance expenses during 2008 relative to 2007 as well as the effects of downtime and reduced volumes attributable to Hurricanes Gustav and Ike.

Operating income for 2008 was $1.41 billion compared to $883.0 million for 2007.  Collectively, the aforementioned changes in revenues, costs and expenses and equity earnings contributed to the $530.2 million increase in operating income year-to-year.

Interest expense increased to $400.7 million for 2008 from $311.8 million for 2007.  The $88.9 million year-to-year increase in interest expense is primarily due to our issuance of Senior Notes M and N in the second quarter of 2008 and Senior Notes L in the third quarter of 2007. Average debt principal outstanding during 2008 was $7.93 billion compared to $6.18 billion during 2007.

Provision for income taxes increased $11.1 million year-to-year primarily due to higher expenses associated with the Texas Margin Tax.  The increase in expenses for the Texas Margin Tax primarily reflects a higher taxable margin in the State of Texas during 2008 relative to 2007.  In addition we recognized a $4.4 million benefit with respect to the Texas Margin Tax during 2007 due to the reorganization of certain of our entities from partnerships to limited liability companies.  Minority interest expense increased $10.7 million year-to-year attributable to the public unitholders of Duncan Energy Partners and third-party ownership interests in the Independence Hub platform.

As a result of items noted in the previous paragraphs, our consolidated net income increased $420.3 million year-to-year to $954.0 million for 2008 compared to $533.7 million for 2007.

In general, Hurricanes Gustav and Ike had an adverse effect across our operations in the Gulf of Mexico and along the U.S. Gulf Coast during 2008.  Storm-related disruptions in natural gas, NGL and crude oil production in these regions resulted in reduced volumes available to our pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which in turn caused a decrease in gross operating margin for certain operations.  In addition, property damage caused by Hurricanes Gustav and Ike resulted in lower revenues due to facility downtime as well as higher operating costs and expenses at certain of our plants and pipelines.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, gross operating margin for 2008 includes $47.9 million of repair expenses for property damage sustained by our assets as a result of the hurricanes.

We estimate that gross operating margin was reduced by $77.0 million during 2008 due to the effects of Hurricanes Gustav and Ike as a result of supply interruptions and facility downtime.  For more information regarding our insurance program and claims related to these storms, see “Other Items – Insurance Matters” included within this Item 7.

The following information highlights significant year-to-year variances in gross operating margin by business segment:

NGL Pipelines & Services.  Gross operating margin from this business segment was $1.29 billion for 2008 compared to $812.5 million for 2007.  The $478.0 million year-to-year increase in segment gross operating margin is due to strong natural gas processing margins and petrochemical demand for NGLs as well as an increase in equity NGL production attributable to our Meeker and Pioneer natural gas processing facilities.  Results for 2007 include $32.7 million of proceeds from business interruption insurance claims compared to $1.1 million for 2008.  The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance claims.

Gross operating margin from our natural gas processing and related NGL marketing business was $815.3 million for 2008 compared to $389.1 million for 2007.  Equity NGL production increased to 108 MBPD during 2008 from 88 MBPD during 2007. The $426.2 million year-to-year increase in gross operating margin is largely due to contributions from our Meeker and Pioneer cryogenic natural gas processing facilities, which commenced commercial operations during October 2007 and February 2008, respectively.  These facilities contributed $274.5 million of the year-to-year increase in gross operating margin and produced 49 MBPD of equity NGLs during 2008 compared to 23 MBPD during 2007.

Collectively, gross operating margin from the remainder of this business increased $151.7 million year-to-year primarily due improved results from our NGL marketing activities attributable to higher NGL sales margins and volumes in 2008 relative to 2007.  Results for 2008 include $6.8 million of hurricane-related property damage repair expenses associated with our natural gas processing plants in southern Louisiana.

Gross operating margin from our NGL pipelines and related storage business was $369.2 million for 2008 compared to $302.2 million for 2007.  Total NGL transportation volumes increased to 1,819 MBPD during 2008 from 1,666 MBPD during 2007. The $67.0 million year-to-year increase in gross operating margin from this business is primarily due to improved results from our Mid-America and Seminole Pipeline Systems and our Mont Belvieu storage complex.  Gross operating margin from our Mid-America and Seminole Pipeline Systems increased $43.6 million year-to-year due to higher transportation volumes and an increase in the system-wide tariff.  These pipeline systems contributed 116 MBPD of the year-to-year increase in NGL transportation volumes.  Gross operating margin from our Mont Belvieu storage complex increased $15.5 million as a result of higher storage revenues during 2008 relative to 2007.

Gross operating margin from the remainder of our NGL pipeline and storage assets increased $7.9 million year-to-year attributable to (i) higher transportation volumes on our Dixie Pipeline System and our Lou-Tex NGL Pipeline and (ii) lower maintenance and pipeline integrity expenses on our Dixie Pipeline and South Louisiana Pipeline System. In general the improved results from our NGL pipeline and storage assets were partially offset by downtime and reduced volumes as a result of Hurricanes Gustav and Ike during 2008.  Results for 2008 include $0.9 million of hurricane-related property damage repair expenses.

Gross operating margin from our NGL fractionation business was $104.8 million for 2008 compared to $88.4 million for 2007.  Fractionation volumes increased from 394 MBPD during 2007 to 429 MBPD during 2008.  Gross operating margin from our Hobbs fractionator increased $26.7 million year-to-year.  Our Hobbs fractionator was placed into service during August 2007 and contributed a 41 MBPD year-to-year increase in NGL fractionation volumes.  Collectively, gross operating margin from our other NGL fractionators decreased $10.3 million year-to-year primarily due to downtime and lower volumes at our Norco, South Texas and Baton Rouge fractionators and a combined $0.9 million of hurricane-related property damage repair expenses in 2008.

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $411.3 million for 2008 compared to $335.7 million for 2007, a $75.6 million year-to-year increase.  Our onshore natural gas transportation volumes were 7,477 BBtus/d during 2008 compared to 6,632 BBtus/d during 2007.  Gross operating margin from our onshore natural gas pipeline and related natural gas marketing business increased $64.7 million year-to-year to $371.9 million for 2008 from $307.2 million for 2007. Collectively, gross operating margin from our natural gas pipelines increased $75.1 million year-to-year primarily due to (i) higher revenues from our San Juan Gathering System, (ii) higher transportation activity on our Texas Intrastate System, (iii) higher natural gas sales margins on our Acadian Gas System and (iv) increased equity earnings from our investment in Jonah.  Results for 2008 include $1.3 million of hurricane-related property damage repair expenses attributable to Hurricanes Gustav and Ike.  Gross operating margin from our natural gas marketing activities decreased $10.4 million year-to-year primarily due to non-cash mark-to-market related charges that are expected to be recouped in cash in future periods extending through 2009.

Our natural gas marketing business increased significantly during 2008.  These marketing activities have four primary objectives: (i) to mitigate risk; (ii) maximize the use of our natural gas assets; (iii) to provide real-time market intelligence; and (iv) to link our noncontiguous natural gas assets together to enhance the profitability of such operations. To achieve these objectives, our natural gas marketing activities transact with various parties to provide transportation, balancing, storage, supply and sales services.  The majority of our natural gas marketing activities are focused on the Gulf Coast and Rocky Mountain regions.

Our natural gas marketing business acquires a significant portion of the natural gas it sells from our processing plants and additional supplies from third parties at pipeline interconnects to facilitate incremental throughput on our natural gas transportation pipelines. This purchased gas is then sold to industrial consumers, utilities and power plants at prices that include a transportation fee.  In addition, sales are made to third party marketing companies at industry hub locations in order to balance our supply/demand portfolio.  Our purchase and sale transactions are typically based on published daily or monthly index prices.   We utilize financial instruments to hedge various transactions within our natural gas marketing business.

We use third party transportation and storage capacity to link together our non-contiguous natural gas assets.  Our natural gas marketing business contracts with third party transportation and storage providers to provide services on both a firm and interruptible basis.  This strategy allows us to complement and strengthen our portfolio of natural gas assets.

Gross operating margin from our natural gas storage business was $39.4 million for 2008 compared to $28.4 million for 2007.  The $11.0 million year-to-year increase in gross operating margin is primarily due to increased storage activity at our Petal natural gas storage facility and improved results at our Wilson facility.  We placed additional natural gas storage caverns in operation during the third quarters of 2007 and 2008 at our Petal facility, which provided an additional 1.6 Bcf and 4.2 Bcf of subscribed capacity, respectively.

Offshore Pipelines & Services.  Gross operating margin from this business segment was $188.1 million for 2008 compared to $171.6 million for 2007.  The $16.5 million year-to-year increase in segment gross operating margin is primarily due to contributions from our Independence Hub and Trail project and improved results from our Cameron Highway Oil Pipeline.  Results from this business segment for 2008 were negatively impacted by (i) downtime and $17.0 million of repair expenses associated with a leak on the Independence Trail pipeline and (ii) the effects of Hurricanes Gustav and Ike including downtime, reduced volumes and $37.2 million of property damage repair expenses.  Results for 2008 include $0.2 million of proceeds from business interruption insurance claims compared to $3.4 million of proceeds during 2007.  The following paragraphs provide a discussion of segment results excluding proceeds from business interruption insurance.

Gross operating margin from our offshore platform services business was $144.8 million for 2008 compared to $111.7 million for 2007, a $33.1 million year-to-year increase.  Our Independence Hub platform, which was completed in March 2007, provided a $49.5 million year-to-year increase in gross operating margin.  Gross operating margin increased year-to-year despite the platform being shut-in for 66 days during the second quarter of 2008 due to a leak on the Independence Trail export pipeline.  While the Independence Hub platform did not earn volumetric fees during the period of suspended operations, the platform continued to earn its fixed demand revenues of approximately $4.6 million per month. Gross operating margin from the remainder of this business decreased $16.4 million year-to-year primarily due to the effects of Hurricanes Gustav and Ike and upstream supply disruptions.  Results for our offshore platform services business include $5.0 million of hurricane-related property damage repair expenses in 2008.  Our net platform natural gas processing volumes increased to 632 MMcf/d during 2008 compared to 494 MMcf/d during 2007.

Gross operating margin from our offshore crude oil pipeline business was $36.2 million for 2008 versus $21.1 million for 2007, a $15.1 million year-to-year increase.  Gross operating margin increased $27.6 million year-to-year due to increased equity in earnings from Cameron Highway, which benefited from higher crude oil transportation volumes and lower interest expense in 2008 relative to 2007.  Net to our ownership interest, crude oil transportation volumes on the Cameron Highway Oil Pipeline System were 80 MBPD in 2008 compared to 44 MBPD in 2007.  Gross operating margin from the remainder of this business decreased $12.5 million year-to-year due to the effects of Hurricanes Gustav and Ike, which include (i) downtime resulting from damage sustained by our pipelines as well as downstream assets owned by third-party and (ii) reduced volumes available to our pipelines as a result of upstream supply disruptions.  Results for our offshore crude oil pipeline business include $2.3 million of hurricane-related property damage repair expenses in 2008.  Total offshore crude oil transportation volumes were 169 MBPD during 2008 versus 163 MBPD during 2007.

Gross operating margin from our offshore natural gas pipeline business was $6.9 million for 2008 compared to $35.4 million for 2007. Offshore natural gas transportation volumes were 1,408 BBtus/d during 2008 versus 1,641 BBtus/d during 2007. Gross operating margin from our Independence Trail pipeline, which first received production in July 2007, increased $28.4 million year-to-year on a 241 BBtus/d increase in transportation volumes.  Collectively, gross operating margin from our other offshore natural gas pipelines decreased $56.9 million year-to-year primarily due to the effects of Hurricanes Gustav and Ike.  Results for 2008 include $29.9 million of hurricane-related property damage repair expenses.

Petrochemical Services.  Gross operating margin from this business segment was $167.6 million for 2008 compared to $172.3 million for 2007.  Gross operating margin from our propylene fractionation and pipeline business was $83.1 million for 2008 compared to $62.6 million for 2007.  The $20.5 million year-to-year increase in gross operating margin is largely due to higher propylene sales margins during 2008 relative to 2007.  Results for our propylene fractionation and related pipeline business for 2008 include $0.8 million of hurricane-related property damage repair expenses.

Gross operating margin from our butane isomerization business was $95.9 million for 2008 compared to $91.4 million for 2007.  The $4.5 million year-to-year increase in gross operating margin is primarily due to strong demand for high-purity isobutane and higher NGL prices, which resulted in higher by-product sales revenues during 2008 relative to 2007.  Butane isomerization volumes decreased to 86 MBPD during 2008 compared to 90 MBPD during 2007 due to production interruptions resulting from Hurricane Ike and operational issues at our octane enhancement facility during the third quarter of 2008.

Gross operating margin from our octane enhancement business was a loss of $11.3 million for 2008 compared to $18.3 million of earnings for 2007.  The $29.6 million year-to-year decrease in gross operating margin is primarily due to downtime, reduced volumes and higher operating expenses as a result of operational issues during the third quarter of 2008 and the effects of Hurricane Ike.

Comparison of 2007 with 2006

Revenues for 2007 were $16.95 billion compared to $13.99 billion for 2006.  The $2.96 billion year-to-year increase in consolidated revenues is primarily due to higher sales volumes and energy commodity prices in 2007 relative to 2006.  These factors accounted for a $2.94 billion increase in consolidated revenues associated with our marketing activities.  Revenues from business interruption insurance proceeds totaled $36.1 million in 2007 compared to $63.9 million in 2006.

Operating costs and expenses were $16.01 billion for 2007 versus $13.09 billion for 2006.  The $2.92 billion year-to-year increase in consolidated operating costs and expenses is primarily due to an increase in the cost of sales associated with our marketing activities.  The cost of sales of our NGL, natural gas and petrochemical products increased $2.45 billion year-to-year as a result of an increase in volumes and higher energy commodity prices.  Operating costs and expenses associated with our natural gas processing plants increased $185.7 million year-to-year as a result of higher energy commodity prices in 2007 relative to 2006.  Operating costs and expenses associated with assets we constructed and placed into service or acquired since January 1, 2006 increased $188.1 million year-to-year.

General and administrative costs were $87.7 million for 2007 compared to $63.4 million for 2006. The $24.3 million year-to-year increase in general and administrative costs is primarily due to the recognition of a severance obligation during 2007 and an increase in legal fees.

Changes in our revenues and costs and expenses year-to-year are explained in part by changes in energy commodity prices.  The weighted-average indicative market price for NGLs was $1.19 per gallon during 2007 versus $1.00 per gallon during 2006.  The Henry Hub market price of natural gas averaged $6.86 per MMBtu during 2007 versus $7.24 per MMBtu during 2006.  For additional historical energy commodity pricing information, see “Results of Operations – Selected Price and Volumetric Data” within this Item 7.

Equity in earnings from unconsolidated affiliates were $29.7 million for 2007 compared to $21.6 million for 2006.  Equity in earnings from our investment in Jonah increased $9.1 million year-to-year due to an increase in our ownership interest in Jonah effective during the third quarter of 2007.  Equity in earnings for 2007 include a non-cash impairment charge of $7.0 million associated with our investment in Nemo compared to a non-cash impairment charge of $7.4 million in 2006 related to our investment in Neptune Pipeline Company, L.L.C. (“Neptune”).  Collectively, equity in earnings from our other unconsolidated affiliates decreased $1.4 million year-to-year primarily due to the sale of our investment in Coyote Gas Treating, LLC in August 2006.

Operating income for 2007 was $883.0 million compared to $860.1 million for 2006.  Collectively, the aforementioned changes in revenues, costs and expenses and equity in earnings from unconsolidated affiliates contributed to the $22.9 million increase in operating income year-to-year.

Interest expense increased $73.7 million year-to-year primarily due to our issuance of junior subordinated notes in the second quarter of 2007 and third quarter of 2006 and the issuance of Senior Notes L in the third quarter of 2007.  Our consolidated interest expense for 2007 includes $11.6 million associated with Duncan Energy Partners’ credit facility.  Our average debt principal outstanding was $6.18 billion in 2007 compared to $4.92 billion in 2006.  Minority interest increased $21.6 million year-to-year attributable to the public unit holders of Duncan Energy Partners and third-party ownership interests in the Independence Hub platform.

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

Gross operating margin from our natural gas processing and related NGL marketing business was $389.1 million for 2007 compared to $359.7 million for 2006.  The $29.4 million increase in gross operating margin year-to-year is largely due to improved results from our South Texas, Louisiana and Chaco natural gas processing facilities attributable to higher volumes and equity NGL sales revenues, all of which were partially offset by expenses associated with start-up delays at our Meeker and Pioneer natural gas processing plants.  Fee-based processing volumes increased to 2.6 Bcf/d during 2007 from 2.2 Bcf/d during 2006. Equity NGL production increased to 88 MBPD during 2007 from 63 MBPD during 2006.

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

Onshore Natural Gas Pipelines & Services.  Gross operating margin from this business segment was $335.7 million for 2007 compared to $333.4 million for 2006.  Our total onshore natural gas transportation volumes were 6,632 BBtus/d for 2007 compared to 6,012 BBtus/d for 2006. Gross operating margin from our onshore natural gas pipeline business was $307.2 million for 2007 compared to $312.3 million for 2006.  The $5.1 million year-to-year decrease in gross operating margin from this business is largely due to higher operating costs on our Acadian Gas System, Carlsbad Gathering System and our Texas Intrastate System.

Results from our onshore natural gas pipeline business for 2007 include $5.5 million of gross operating margin from our Piceance Creek Gathering System, which we acquired in December 2006.  Equity in earnings from our investment in Jonah increased $9.1 million year-to-year.  The Piceance Creek Gathering System and our net share of the gathering volumes on the Jonah Gathering System contributed 789 BBtus/d, collectively, of natural gas gathering volumes during 2007.

Gross operating margin from our natural gas storage business was $28.4 million for 2007 compared to $21.1 million for 2006.  The $7.3 million year-to-year increase in gross operating margin is largely due to our Wilson natural gas storage facility attributable to lower repair costs in 2007 relative to 2006 and a 2006 loss on the sale of cushion gas.  Our Wilson natural gas storage facility remained out of operation through 2007 due to ongoing repairs.  Gross operating margin from our Petal facility includes an $8.4 million benefit in 2006 for a well measurement gain.

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

Gross operating margin from our offshore platform services business was $111.7 million for 2007 compared to $34.6 million for 2006.  The $77.1 million year-to-year increase in gross operating margin is primarily due to our start up of the Independence Hub Platform in 2007, which contributed $63.6 million of gross operating margin in 2007.  In addition, gross operating margin from the remainder of this business increased $13.5 million year-to-year primarily due to higher volumes during 2007 versus 2006.  Our net platform natural gas processing volumes increased to 494 MMcf/d in 2007 from 159 MMcf/d in 2006.

Gross operating margin from our offshore natural gas pipeline business was $35.4 million for 2007 compared to $22.4 million for 2006.  Offshore natural gas transportation volumes were 1,641 BBtus/d during 2007 versus 1,520 BBtus/d during 2006.  Our Independence Trail Pipeline reported $21.4 million of gross operating margin and 423 BBtus/d of transportation volumes for 2007.  Results from our Independence Trail Pipeline were partially offset by a decrease in volumes and revenues from our Viosca Knoll Gathering System and Constitution Gas Pipeline.  Gross operating margin for 2007 includes a non-cash impairment charge of $7.0 million associated with our investment in Nemo compared to charge of $7.4 million in 2006 related to our investment in Neptune.

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

At December 31, 2008, we had $35.4 million of unrestricted cash on hand and approximately $1.30 billion of available credit under EPO’s Multi-Year Revolving Credit Facility and a new credit facility executed in November 2008.  We had approximately $9.05 billion in principal outstanding under consolidated debt agreements at December 31, 2008.  In total, our consolidated liquidity at December 31, 2008 was approximately $1.49 billion, which includes the available borrowing capacity of our consolidated subsidiaries such as Duncan Energy Partners.

Registration Statements

We may issue equity or debt securities to assist us in meeting our liquidity and capital spending requirements.  Duncan Energy Partners may do likewise in meeting its liquidity and capital spending requirements.  We have a universal shelf registration statement on file with the SEC that would allow us to issue an unlimited amount of debt and equity securities for general partnership purposes.  In April 2008, EPO issued $1.10 billion in principal amount of fixed-rate, unsecured senior notes under this registration statement.

In December 2008, EPO also issued $500.0 million in principal amount of fixed-rate, unsecured senior notes.  Net proceeds from these senior note offerings were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.

In January 2009, we sold 10,590,000 common units (including an over-allotment of 990,000 common units) to the public at an offering price of $22.20 per unit.  We used the net proceeds of $225.6 million from the offering to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility, which may be reborrowed to fund capital expenditures and other growth projects, and for general partnership purposes.

During 2003, we instituted a distribution reinvestment plan (“DRIP”).  We have a registration statement on file with the SEC authorizing the issuance of up to 25,000,000 common units in connection with the DRIP.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units of our partnership. During the year ended December 31, 2008, we issued 5,368,310 common units in connection with our DRIP, which generated proceeds of $134.7 million from plan participants.  In November 2008, affiliates of EPCO reinvested $67.0 million in connection with the DRIP.

We also have a registration statement on file related to our employee unit purchase plan, under which we can issue up to 1,200,000 common units.  Under this plan, employees of EPCO can purchase our common units at a 10.0% discount through payroll deductions.  During the year ended December 31, 2008, we issued 155,636 common units to employees under this plan, which generated proceeds of $4.5 million.

In March 2008, Duncan Energy Partners filed a universal shelf registration statement with the SEC that authorized its issuance of up to $1.00 billion in debt and equity securities.  In December 2008, Duncan Energy Partners issued $0.5 million in equity securities under its registration statement.

For information regarding our public debt obligations or partnership equity, see Notes 14 and 15, respectively, of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Letter of Credit Facility

In October 2008, EPO entered into a $100.0 million letter of credit facility.  EPO issued a $70.0 million letter of credit under this new facility, which remained outstanding at December 31, 2008.  This letter of credit facility does not reduce the amount available under our Multi-Year Revolving Credit Facility.

Credit Ratings of EPO

At March 2, 2009, the investment-grade credit ratings of EPO’s senior unsecured debt securities remain unchanged from 2008 at Baa3 by Moody’s Investor Services; BBB- by Fitch Ratings; and BBB- by Standard and Poor’s.  Such ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any security.  Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it determines that the circumstances warrant such a change and should be evaluated independently of any other rating.

Based on the characteristics of the $1.25 billion of fixed/floating unsecured junior subordinated notes that EPO issued in 2006 and 2007, the rating agencies assigned partial equity treatment to the notes.  Moody’s Investor Services and Standard and Poor’s each assigned 50.0% equity treatment and Fitch Ratings assigned 75.0% equity treatment.

In connection with the construction of our Pascagoula, Mississippi natural gas processing plant, EPO entered into a $54.0 million, ten-year, fixed-rate loan with the Mississippi Business Finance Corporation (“MBFC”).  The indenture agreement for this loan contains an acceleration clause whereby if EPO’s credit rating by Moody’s Investor Services declines below Baa3 in combination with our credit rating at Standard & Poor’s declining below BBB-, the $54.0 million principal balance of this loan, together with all accrued and unpaid interest would become immediately due and payable 120 days following such event.  If such an event occurred, EPO would have to either redeem the Pascagoula MBFC Loan or provide an alternative credit agreement to support its obligation under this loan.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For information regarding the individual components of our cash flow amounts, see the Statements of Consolidated Cash Flows.

	For the Year Ended December 31,
	2008	2007	2006
Net cash flows provided by operating activities	$1,237.1	$1,590.9	$1,175.1
Cash used in investing activities	2,411.9	2,553.6	1,689.3
Cash provided by financing activities	1,171.0	979.4	495.0

Net cash flows provided by operating activities are largely dependent on earnings from our business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide services for producers and consumers of natural gas, NGLs, crude oil and certain petrochemicals.  The products that we process, sell or transport are principally used as fuel for residential, agricultural and commercial heating; feedstock in petrochemical manufacturing; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of a decline in general economic conditions, reduced demand for the end products made with our products, or increased competition from other service providers or producers due to pricing differences or other reasons, could have a negative impact on our earnings and operating cash flows.   For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” under Item 1A of this annual report.

Our Statements of Consolidated Cash Flows are prepared using the indirect method. The indirect method derives net cash flows from operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) other non-cash amounts such as depreciation, amortization, operating lease expense paid by EPCO, changes in the fair market value of financial instruments and equity in earnings from unconsolidated affiliates (net cash flows provided by operating activities reflect the actual cash distributions we receive from such investees), and (iv) the effects of all items classified as investing or financing cash flows, such as proceeds from asset sales and related transactions or extinguishment of debt.

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

The following information highlights the significant year-to-year variances in our cash flow amounts:

Comparison of 2008 with 2007

Operating Activities.  Net cash flows provided by operating activities were $1.24 billion for 2008 compared to $1.59 billion for 2007.  The $353.9 million decrease in net cash flows provided by operating activities was primarily due to the following:

▪
Net cash flows from consolidated operations (excluding distributions received from unconsolidated affiliates and cash payments for interest) decreased $262.6 million year-to-year.  Although our gross operating margin increased year-to-year (see “Results of Operations” within this Item 7), the reduction in operating cash flow is generally due to the timing of related cash receipts and disbursements. The $262.6 million total year-to-year decrease also reflects a $127.3 million decrease in cash proceeds we received from insurance claims related to certain named storms.   For information regarding proceeds from business interruption and property damage claims, see Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

▪	Cash distributions received from unconsolidated affiliates increased $25.0 million year-to-year primarily due to increased distributions from Jonah and Cameron Highway.

▪	Cash payments for interest increased $116.3 million year-to-year primarily due to increased borrowings to finance our capital spending program.

Investing Activities.  Cash used in investing activities was $2.41 billion for 2008 compared to $2.55 billion for 2007.  The $141.7 million decrease in cash used for investing activities was primarily due to the following:

▪
Capital spending for property, plant and equipment, net of contributions in aid of construction costs, decreased $174.6 million year-to-year.  For additional information related to our capital spending program, see “Capital Spending” included within this Item 7.

▪
Cash outlays for investments in and advances to unconsolidated affiliates decreased by $208.9 million year-to-year.  Expenditures for 2007 include the $216.5 million we contributed to Cameron Highway during the second quarter of 2007.  Cameron Highway used these funds, along with an equal contribution from our 50.0% joint venture partner in Cameron Highway, to repay approximately $430.0 million of its outstanding debt.  In addition, cash contributions to Jonah decreased $83.0 million year-to-year as a result of the completion of an expansion project in June 2008.  Expenditures for 2008 include $22.5 million in contributions to White River Hub, LLC, $36.0 million to acquire a 49.0% interest in Skelly-Belvieu Pipeline Company, L.L.C., and $35.9 million in contributions to the Texas Offshore Port System joint venture.

▪
An $85.4 million increase in restricted cash (a cash outflow) due to margin requirements primarily due to our hedging activities.   See Item 7A of this annual report for information regarding our interest rate and commodity risk hedging portfolios.

▪
Cash used for business combinations increased $166.4 million year-to-year primarily due to the acquisition of a 100.0% membership interest in Great Divide Gathering LLC for $125.2 million, the acquisition of the remaining interests in Dixie for $57.1 million and the acquisition of additional interests in Tri-States NGL Pipeline, L.L.C (“Tri-States”) for $18.7 million.

Financing Activities.  Cash provided by financing activities was $1.17 billion for 2008 compared to $979.4 million for 2007.  This $191.6 million increase in cash provided by financing activities was primarily due to the following:

▪
Net borrowings under our consolidated debt agreements increased $588.9 million year-to-year.  In April 2008, EPO sold $400.0 million in principal amount of fixed-rate unsecured senior notes (“Senior Notes M”) and $700.0 million in principal amount of fixed-rate unsecured senior notes (“Senior Notes N”).  In November 2008, EPO executed a Japanese yen term loan agreement in the amount of 20.7 billion yen (approximately $217.6 million U.S. dollar equivalent).  In December 2008, EPO sold $500.0 million in principal amount of fixed-rate unsecured senior notes (“Senior Notes O”).   We used the proceeds from these borrowings primarily to repay amounts borrowed under our Multi-Year Revolving Credit Facility and, to a lesser extent, for general partnership purposes.  For information regarding our consolidated debt obligations, see Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

▪	Net proceeds from the issuance of our common units increased $73.6 million year-to-year due to increased participation in our DRIP.

▪
Contributions from minority interests decreased $302.9 million year-to-year primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated proceeds of $290.5 million.

▪
Cash distributions to our partners and minority interests increased $103.2 million year-to-year primarily due to increases in our common units outstanding and quarterly distribution rates,  increases in the quarterly distribution rates of Duncan Energy Partners and distributions paid to Independence Hub’s joint venture partner.

▪
The early termination and settlement of interest rate hedging financial instruments during 2008 resulted in net cash payments of $14.4 million compared to net cash receipts of $48.9 million during the same period in 2007, which resulted in a $63.3 million decrease in financing cash flows between years.

Comparison of 2007 with 2006

Operating activities.  Net cash flows provided by operating activities was $1.59 billion for 2007 compared to $1.18 billion for 2006.  The $415.9 million year-to-year increase in net cash flows provided by operating activities was primarily due to the following:

▪
Our net cash flows from consolidated businesses (excluding distributions received from unconsolidated affiliates and cash payments for interest and taxes) increased $436.8 million year-to-year.  The improvement in cash flow is generally due to increased gross operating margin and the timing of related cash collections and disbursements between periods.  The $436.8 million total year-to-year increase also reflects a $42.1 million increase in cash proceeds we received from insurance claims related to certain named storms.

▪
Cash distributions received from unconsolidated affiliates increased $30.6 million year-to-year primarily due to improved earnings from our Gulf of Mexico investments, which were negatively impacted during 2006 as a result of the lingering effects of Hurricanes Katrina and Rita.

▪
Cash payments for interest increased $56.2 million year-to-year primarily due to increased borrowings to finance our capital spending program.  Our average debt balance for 2007 was $6.26 billion compared to $4.93 billion for 2006.

▪	Cash payments for taxes decreased $4.7 million year-to-year.

Investing activities.  Cash used in investing activities was $2.55 billion for 2007 compared to $1.69 billion for 2006.  The $864.3 million year-to-year increase in cash used for investing activities was primarily due to the following:

▪
An $847.7 million increase in capital spending for property, plant and equipment (net of contributions in aid of construction costs) and a $194.6 million increase in investments in unconsolidated affiliates, partially offset by a $240.7 million decrease in cash outlays for business combinations.

▪
We contributed $216.5 million to Cameron Highway during the second quarter of 2007.  Cameron Highway used these funds, along with an equal contribution from our 50.0% joint venture partner in Cameron Highway, to repay approximately $430.0 million of its outstanding debt.

▪
During 2006, we paid $100.0 million for Piceance Creek Pipeline, LLC and $145.2 million for the Encinal acquisition.  Our spending for business combinations during 2007 was limited and primarily due to the $35.0 million we paid to acquire the South Monco pipeline business.

▪	Restricted cash increased $38.6 million (a cash outflow) year-to-year.

Financing activities. Cash provided by financing activities was $979.4 million for 2007 versus $495.0 million for 2006.  The $484.4 million year-to-year increase in cash provided by financing activities was primarily due to the following:

▪
Net borrowings under our consolidated debt agreements increased $1.10 billion year-to-year.  In May 2007, EPO sold $700.0 million in principal amount of fixed/floating unsecured junior subordinated notes (Junior Notes B”).  In September 2007, EPO sold $800.0 million in principal amount of fixed-rate unsecured senior notes (“Senior Notes L”) and in October 2007, EPO repaid $500.0 million in principal amount of fixed-rate unsecured senior notes (“Senior Notes E”).

▪
Net proceeds from the issuance of our common units decreased $788.0 million year-to-year.  We completed underwritten equity offerings in March and September of 2006 that generated net proceeds of $750.8 million reflecting the sale of 31,050,000 common units.

▪
Contributions from minority interests increased $275.4 million year-to-year primarily due to the initial public offering of Duncan Energy Partners in February 2007, which generated net proceeds of $290.5 million from the sale of 14,950,000 of its common units.   See “Other Items – Duncan Energy Partners Transactions” within this Item 7 for additional information regarding Duncan Energy Partners.

▪	Cash distributions to our partners and minority interests increased $137.9 million year-to-year primarily due to an increase in common units outstanding and our quarterly cash distribution rates.

▪	We received $48.9 million from the settlement of treasury lock financial instruments during 2007 related to our interest rate risk hedging activities.

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

The following table summarizes our capital spending by activity for the periods indicated (dollars in thousands):
	For the Year Ended December 31,
	2008	2007	2006
Capital spending for business combinations:
Great Divide Gathering System acquisition	$125,175	$--	$--
Encinal acquisition, excluding non-cash consideration (1)	--	114	145,197
Piceance Basin Gathering System acquisition	--	368	100,000
South Monco Pipeline System acquisition	1	35,000	--
Canadian Enterprise Gas Products, Ltd. acquisition	--	--	17,690
Additional ownership interests in Dixie	57,089	311	12,913
Additional ownership interests in Belle Rose NGL Pipeline, LLC	1,200	--	--
Additional ownership interests in Tri-States	18,695	--	--
Other business combinations	--	--	700
Total	202,160	35,793	276,500
Capital spending for property, plant and equipment, net: (2)
Growth capital projects (3)	1,773,000	1,986,157	1,148,123
Sustaining capital projects (4)	180,676	142,096	132,455
Total	1,953,676	2,128,253	1,280,578
Capital spending for intangible assets:
Acquisition of intangible assets (5)	5,126	11,232	--
Capital spending attributable to unconsolidated affiliates:
Investments in unconsolidated affiliates (6)	129,816	332,909	138,266
Total capital spending	$2,290,778	$2,508,187	$1,695,344

(1)  Excludes $181.1 million of non-cash consideration paid to the seller in the form of 7,115,844 of our common units. See Note 12 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional information regarding our business combinations.
(2)  On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins. Contributions in aid of construction costs were $25.8 million, $57.5 million and $60.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
(5)  Amount for 2008 represents the acquisition of permits for our Mont Belvieu storage facility. Amount for 2007 represents the acquisition of nitric oxide credits at our Morgan’s Point Facility.
(6)  Fiscal 2007 includes $216.5 million in cash contributions to Cameron Highway to fund our share of the repayment of its debt obligations.

Based on information currently available, we estimate our consolidated capital spending for 2009 will approximate $1.00 billion, which includes estimated expenditures of $820.0 million for growth capital projects and acquisitions and $180.0 million for sustaining capital expenditures.

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

At December 31, 2008, we had approximately $521.3 million in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to construction of our Barnett Shale natural gas pipeline projects and Meeker natural gas processing plant expansion.

Significant Ongoing Growth Capital Projects

The following table summarizes information regarding certain ongoing significant announced growth capital projects (dollars in millions). Actual costs noted for each project reflects our share of cash expenditures as of December 31, 2008, excluding capitalized interest.  The current forecast amount noted for each project also reflects our share of project expenditures, excluding estimated capitalized interest.

			Current
	Estimated		Forecast
	Date of	Actual	Total
Project Name	Completion	Costs	Cost

Sherman Extension Pipeline (Barnett Shale)	2009	$457.0	$489.2
Shenzi Oil Pipeline	2009	135.8	153.5
Marathon Piceance Basin pipeline projects	2009	36.6	151.3
Trinity River Basin Extension	2009	16.4	232.6
Expansion of Wilson natural gas storage facility	2010	51.1	119.6
Texas Offshore Port System	To be determined	30.0	600.0

Sherman Extension Pipeline (Barnett Shale).  In November 2006, we announced an expansion of our Texas Intrastate System with the construction of the Sherman Extension that will transport up to 1.1 Bcf/d of natural gas from the growing Barnett Shale area of North Texas.  The Sherman Extension is supported by long-term contracts with Devon Energy Corporation, the largest producer in the Barnett Shale area, and significant indications of interest from leading producers and gatherers in the Fort Worth basin, as well as other shippers on our Texas Intrastate Pipeline system.  At its terminus, the new pipeline system will make deliveries into Boardwalk Pipeline Partners L.P.’s Gulf Crossing Expansion Project, which will provide export capacity for Barnett Shale natural gas production to multiple delivery points in Louisiana, Mississippi and Alabama that offer access to attractive markets in the Northeast and Southeast United States.  In addition, the Sherman Extension will provide natural gas producers in East Texas and the Waha area of West Texas with access to these higher value markets through our Texas Intrastate Pipeline system. The Sherman Extension will originate near Morgan Mill, Texas and extend through the center of the current Barnett Shale development area to Sherman, Texas.  In 2008, we placed into service portions of the Sherman Extension.  The Sherman Extension is scheduled for final completion in March 2009.

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

Shenzi Oil Pipeline.  In October 2006, we announced the execution of definitive agreements with producers to construct, own and operate an oil export pipeline that will provide firm gathering services from the BHP Billiton Plc-operated Shenzi production field located in the South Green Canyon area of the central Gulf of Mexico.  The Shenzi oil export pipeline will originate at the Shenzi Field, located in 4,300 feet of water at Green Canyon Block 653, approximately 120 miles off the coast of Louisiana.  The 83-mile, 20-inch diameter pipeline will have the capacity to transport up to 230 MBPD of crude oil and will connect the Shenzi Field to our Cameron Highway Oil Pipeline and Poseidon Oil Pipeline System at our Ship Shoal 332B junction platform.  We own a 50.0% interest in the Cameron Highway Oil Pipeline and a 36.0% interest in the Poseidon Oil Pipeline System and operate both pipelines.  The Shenzi oil export pipeline will connect to a platform being constructed by BHP Billiton Plc to develop the Shenzi Field, which is expected to commence operations during the second quarter of 2009.

Marathon Piceance Basin pipeline projects.  In December 2006, we entered into a long-term contract with Marathon Oil Company (“Marathon”) to provide a range of midstream energy services, including natural gas gathering, compression, treating and processing, for Marathon’s natural gas production in the Piceance Basin of northwest Colorado.  Under the terms of the contract, we are constructing 50 miles of gathering lines and related assets to connect Marathon’s multi-well drilling sites, production from which is expected to peak at approximately 180 MMcf/d, to our Piceance Creek Gathering System.  From there the natural gas will be delivered to our Meeker natural gas processing facility.

Trinity River Basin Extension.  In August 2008, we announced the development of a new 40-mile supply lateral that will extend from the Trinity River Basin north of Arlington, Texas to an interconnect with the Sherman Extension pipeline near Justin, Texas to accommodate growing natural gas production from the Barnett Shale.  This new pipeline will consist of 30-inch and 36-inch diameter pipeline designed to provide up to 1.0 Bcf/d of natural gas takeaway capacity for producers in Tarrant and Denton counties.  This new pipeline will also have a lateral to provide transportation services for natural gas produced from the Newark East field in Wise County.  These new pipeline laterals are anchored by long-term agreements with major producers and are expected to be in-service by year end 2009.

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

Texas Offshore Port System (TOPS and PACE).  In August 2008, we, together with TEPPCO and Oiltanking, announced the formation of a joint venture to design, construct, operate and own a Texas offshore crude oil port and a related onshore pipeline and storage system that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  We, TEPPCO and Oiltanking each own, through our respective subsidiaries, a one-third interest in the joint venture.  For additional information regarding this joint venture and its capital projects, see “Recent Developments – Texas Offshore Port System” within this Item 7.

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

In April 2002, a subsidiary of ours acquired several midstream energy assets located in Texas and New Mexico from El Paso Corporation (“El Paso”).  These assets included the Texas Intrastate System and the Carlsbad Gathering Systems.  With respect to such assets, El Paso agreed to indemnify our subsidiary for any pipeline integrity costs it incurred (whether paid or payable) for five years following the acquisition date.  The indemnity provisions did not take effect until such costs exceeded $3.3 million annually; however, the amount reimbursable by El Paso was capped at $50.2 million in the aggregate.  In 2007 and 2006, we recovered $31.1 million and $13.7 million, respectively from El Paso related to our 2006 and 2005 expenditures.  During 2007, we received a final amount of $5.4 million from El Paso related to this indemnity.

The following table summarizes our pipeline integrity costs, net of indemnity payments from El Paso, for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Expensed	$48,664	$43,499	$26,397
Capitalized	63,976	52,420	38,180
Total	$112,640	$95,919	$64,577

We expect our cash outlay for the pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $107.0 million in 2009.

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

Depreciation methods and estimated useful lives of property, plant and equipment

In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits.  The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of the assets.  Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets.  At the time we place our assets in-service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively.

Examples of such circumstances include:

▪	changes in laws and regulations that limit the estimated economic life of an asset;

▪	changes in technology that render an asset obsolete;

▪	changes in expected salvage values; or

▪	changes in the forecast life of applicable resource basins, if any.

At December 31, 2008 and 2007, the net book value of our property, plant and equipment was $13.15 billion and $11.59 billion, respectively.  We recorded $466.1 million, $414.9 million, and $350.8 million in depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

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

An equity method investment is evaluated for impairment whenever events or changes in circumstances indicate that there is a possible loss in value of the investment other than a temporary decline.  Examples of such events include sustained operating losses of the investee or long-term negative changes in the investee’s industry.  Equity method investments with carrying values that are not expected to be recovered through expected future cash flows are written down to their estimated fair values.  The carrying value of an equity method investment is not recoverable if it exceeds the sum of discounted estimated cash flows expected to be derived from the investment.  This estimate of discounted cash flows is based on a number of assumptions including discount rates; probabilities assigned to different cash flow scenarios; anticipated margins and volumes and estimated useful life of the investment.  A significant change in these underlying assumptions could result in our recording an impairment charge.

We recognized a non-cash asset impairment charge related to property, plant and equipment of $0.1 million in 2006, which is reflected as a component of operating costs and expenses.  No such asset impairment charges were recorded in 2008 or 2007.

During 2007, we evaluated our equity method investment in Nemo for impairment.  As a result of this evaluation, we recorded a $7.0 million non-cash impairment charge that is a component of equity in earnings from unconsolidated affiliates for the year ended December 31, 2007.  Similarly, during the year ended December 31, 2006, we evaluated our equity method investment in Neptune for impairment and recorded a $7.4 million non-cash impairment charge.  During 2008 there were no such impairment charges.

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

At December 31, 2008 and 2007, the carrying value of our intangible asset portfolio was $855.4 million and $917.0 million, respectively.  We recorded $88.4 million, $89.7 million, and $88.8 million in amortization expense associated with our intangible assets for the years ended December 31, 2008, 2007 and 2006, respectively.

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

If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings is required to reduce the carrying value of goodwill to its implied fair value.  At December 31, 2008 and 2007, the carrying value of our goodwill was $706.9 million and $591.7 million, respectively. We did not record any goodwill impairment charges during the periods presented.

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

Our use of certain estimates for revenues and expenses has increased as a result of SEC regulations that require us to submit financial information on accelerated time frames.  Such estimates are necessary due to the timing to compile actual billing information and receiving third-party data needed to record transactions for financial reporting purposes.  One example of such use of estimates is the accrual of an estimate of processing plant revenue and the cost of natural gas for a given month (prior to receiving actual customer and vendor-related plant operating information for the subject period).  These estimates reverse in the following month and are offset by the corresponding actual customer billing and vendor-invoiced amounts.  Accordingly, we include one month of certain estimated data in our results of operations.  Such estimates are generally based on actual volume and price data through the first part of the month and estimated for the remainder of the month, adjusted accordingly for any known or expected changes in volumes or rates through the end of the month.

If the basis of our estimates proves to be substantially incorrect, it could result in material adjustments in results of operations between periods.  On an ongoing basis, we review our estimates based on currently available information.  Changes in facts and circumstances may result in revised estimates and could affect our reported financial statements and accompanying notes.

Reserves for environmental matters

Each of our business segments is subject to federal, state and local laws and regulations governing environmental quality and pollution control.  Such laws and regulations may, in certain instances, require us to remediate current or former operating sites where specified substances have been released or disposed of.  We accrue reserves for environmental matters when our assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated.  Our assessments are based on studies, as well as site surveys, to determine the extent of any environmental damage and the necessary requirements to remediate this damage.  Future environmental developments, such as increasingly strict environmental laws and additional claims for damages to property, employees and other persons resulting from current or past operations, could result in substantial additional costs beyond our current reserves.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2008, none of our estimated environmental remediation liabilities are discounted to present value since the ultimate amount and timing of cash payments for such liabilities are not readily determinable.

At December 31, 2008 and 2007, we had a liability for environmental remediation of $15.4 million and $26.5 million, respectively, which was derived from a range of reasonable estimates based upon studies and site surveys.  We follow the provisions of American Institute of Certified Public Accountants Statement of Position 96-1, which provides key guidance on recognition, measurement and disclosure of remediation liabilities.  We have recorded our best estimate of the cost of remediation activities.

See Item 3 of this annual report for recent developments regarding environmental matters.

Natural gas imbalances

In the pipeline transportation business, imbalances frequently result from differences in natural gas volumes received from and delivered to our customers. Such differences occur when a customer delivers more or less gas into our pipelines than is physically redelivered back to them during a particular time period.  The vast majority of our settlements are through in-kind arrangements whereby incremental volumes are delivered to a customer (in the case of an imbalance payable) or received from a customer (in the case of an imbalance receivable). Such in-kind deliveries are on-going and take place over several months.  In some cases, settlements of imbalances accumulated over a period of time are ultimately cashed out and are generally negotiated at values which approximate average market prices over a period of time.  As a result, for gas imbalances that are ultimately settled over future periods, we estimate the value of such current assets and liabilities using average market prices, which is representative of the estimated value of the imbalances upon final settlement.  Changes in natural gas prices may impact our estimates.

At December 31, 2008 and 2007, our imbalance receivables, net of allowance for doubtful accounts, were $48.4 million and $60.9 million, respectively, and are reflected as a component of “Accounts and notes receivable – trade” on our Consolidated Balance Sheets included in this annual report.  At December 31, 2008 and 2007, our imbalance payables were $40.7 million and $38.3 million, respectively, and are reflected as a component of “Accrued product payables” on our Consolidated Balance Sheets included in this annual report.

Other Items

Duncan Energy Partners Transactions

Duncan Energy Partners was formed in September 2006 and did not acquire any assets prior to February 5, 2007, which was the date it completed its initial public offering of 14,950,000 common units and acquired controlling interests in certain midstream energy businesses of EPO.  The business purpose of Duncan Energy Partners is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.   Duncan Energy Partners is engaged in the business of transporting and storing NGLs and petrochemical products and gathering, transporting, storing and marketing of natural gas.

At December 31, 2008, Duncan Energy Partners is owned 99.3% by its limited partners and 0.7% by its general partner, DEP GP, which is a wholly owned subsidiary of EPO.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners.   DEP Operating Partnership L.P. (“DEP OLP”), a wholly owned subsidiary of Duncan Energy Partners, conducts substantially all of Duncan Energy Partners’ business.

At December 31, 2008, EPO owned approximately 74.1% of Duncan Energy Partners’ limited partner interests and 100.0% of its general partner.

DEP I Midstream Businesses.  On February 5, 2007, EPO contributed a 66.0% controlling equity interest in each of the DEP I Midstream Businesses (defined below) to Duncan Energy Partners in a dropdown of assets.  EPO retained the remaining 34.0% equity interest in each of the DEP I Midstream Businesses.  The DEP I Midstream Businesses consist of (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene’), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).

As consideration for controlling equity interests in the DEP I Midstream Businesses and reimbursement for capital expenditures related to these businesses, Duncan Energy Partners distributed to EPO (i) $260.6 million of the $290.5 million of net proceeds from its initial public offering to EPO, (ii) $198.9 million in borrowings under its revolving credit facility and (iii) a net 5,351,571 common units of Duncan Energy Partners.  See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the debt obligations of Duncan Energy Partners.

DEP II Midstream Businesses.  On December 8, 2008, Duncan Energy Partners entered into a Purchase and Sale Agreement (the “DEP II Purchase Agreement”) with EPO and Enterprise GTM Holdings L.P. (“Enterprise GTM,” a wholly owned subsidiary of EPO).  Pursuant to the DEP II Purchase Agreement, DEP OLP acquired 100.0% of the membership interests in Enterprise Holding III, LLC (“Enterprise III”) from Enterprise GTM, thereby acquiring a 66.0% general partner interest in Enterprise GC, a 51.0% general partner interest in Enterprise Intrastate and a 51.0% membership interest in Enterprise Texas.  Collectively, we refer to Enterprise GC, Enterprise Intrastate and Enterprise Texas as the “DEP II Midstream Businesses.”  EPO was the sponsor of this second dropdown transaction.  Enterprise GTM retained the remaining limited partner and member interests in the DEP II Midstream Businesses.

As consideration for controlling equity interests in the DEP II Midstream Businesses, EPO received $280.5 million in cash and 37,333,887 Class B limited partner units having a market value of $449.5 million from Duncan Energy Partners.  The Class B limited partner units automatically converted to common units of Duncan Energy Partners on February 1, 2009.  The total value of the consideration provided to EPO and Enterprise GTM was $730.0 million.  The cash portion of the consideration provided by Duncan Energy Partners in this dropdown transaction was derived from borrowings under a term loan.  See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the debt obligations of Duncan Energy Partners.

Generally, the DEP II dropdown transaction documents provide that to the extent that the DEP II Midstream Businesses generate cash sufficient to pay distributions to their partners or members, such cash will be distributed to Enterprise III (a wholly owned by Duncan Energy Partners) and Enterprise GTM (our wholly owned subsidiary) in an amount sufficient to generate an aggregate annualized return on their respective investments of 11.85%.  Distributions in excess of this amount will be distributed 98.0% to Enterprise GTM and 2.0% to Enterprise III.   The initial annual fixed return amount of 11.85% will be increased by 2.0% each calendar year beginning January 1, 2010. For example, the fixed return in 2010, assuming no other adjustments, would be 102% of 11.85%, or 12.087%.

Duncan Energy Partners paid a pro rated cash distribution of $0.1115 per unit on the Class B units with respect to the fourth quarter of 2008.

Insurance Matters

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of damages or interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

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

In the third quarter of 2008, our onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.  The disruptions in natural gas, NGL and crude oil production caused by these storms resulted in decreased volumes for some of our pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in gross operating margin from these operations.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, we expensed a combined $47.9 million of repair costs for property damage in connection with these two storms.  We expect to file property damage insurance claims to the extent repair costs exceed deductible amounts.  Due to the recent nature of these storms, we are still evaluating the total cost of repairs and the potential for business interruption claims on certain assets.

See Note 21 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for more information regarding insurance matters.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2008 (dollars in thousands).

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of long-term debt (1)	$9,046,046	$--	$1,488,250	$2,267,596	$5,290,200
Estimated cash payments for interest (2)	$9,351,928	$544,658	$993,886	$821,123	$6,992,261
Operating lease obligations (3)	$331,419	$32,299	$55,372	$51,547	$192,201
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Natural gas	$5,225,141	$323,309	$1,150,102	$1,148,610	$2,603,120
NGLs	$1,923,792	$969,870	$272,672	$272,500	$408,750
Petrochemicals	$1,746,138	$685,643	$624,393	$268,418	$167,684
Other	$37,455	$19,202	$6,781	$5,970	$5,502
Underlying major volume commitments:
Natural gas (in BBtus)	981,955	56,650	209,075	214,730	501,500
NGLs (in MBbls)	56,622	23,576	9,446	9,440	14,160
Petrochemicals (in MBbls)	67,696	24,949	23,848	11,665	7,234
Service payment commitments	$529,402	$52,614	$100,403	$93,167	$283,218
Capital expenditure commitments (5)	$521,262	$521,262	$--	$--	$--
Other long-term liabilities, as reflected
in our Consolidated Balance Sheet (6)	$81,277	$--	$14,710	$7,573	$58,994
Total	$28,793,860	$3,148,857	$4,706,569	$4,936,504	$16,001,930

(1)  Represents our scheduled future maturities of consolidated debt obligations for the periods indicated. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding our debt obligations.
(2)  Our estimated cash payments for interest are based on the principle amount of consolidated debt obligations outstanding at December 31, 2008. With respect to variable-rate debt, we applied the weighted-average interest rates paid during 2008. See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding variable interest rates charged in 2008 under our credit agreements. In addition, our estimate of cash payments for interest gives effect to interest rate swap agreements in place at December 31, 2008. See Note 7 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report. Our estimated cash payments for interest are significantly influenced by the long-term maturities of our $550.0 million Junior Notes A (due August 2066) and $682.7 million Junior Notes B (due January 2068). Our estimated cash payments for interest assume that the Junior Note obligations are not called prior to maturity.
(3)  Primarily represents operating leases for (i) underground caverns for the storage of natural gas and NGLs, (ii) leased office space with an affiliate of EPCO, (iii) a railcar unloading terminal in Mont Belvieu, Texas, and (iv) land held pursuant to right-of-way agreements.
(4)  Represents enforceable and legally binding agreements to purchase goods or services based on the contractual terms of each agreement at December 31, 2008.
(5)  Represents our short-term unconditional payment obligations relating to our capital projects.
(6)  As presented on our Consolidated Balance Sheet at December 31, 2008, other long-term liabilities consist primarily of (i) liabilities for our asset retirement obligations and (ii) liabilities for environmental remediation costs. For information regarding our environmental remediation costs and asset retirement obligations, see Notes 2 and 10 respectively, of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

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

Poseidon.  At December 31, 2008, Poseidon’s debt obligations consisted of $109.0 million outstanding under its $150.0 million revolving credit facility.  Amounts borrowed under this facility mature in May 2011 and are secured by substantially all of Poseidon’s assets.

Evangeline.   At December 31, 2008, Evangeline’s debt obligations consisted of (i) $8.2 million in principal amount of 9.90% fixed rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable.  Duncan Energy Partners had $1.0 million of letters of credit outstanding on December 31, 2008 that were furnished on behalf of Evangeline’s debt.

Summary of Related Party Transactions

The following table summarizes our related party transactions for the periods indicated (dollars in thousands).

	For the Year Ended December 31,
	2008	2007	2006
Revenues from consolidated operations
EPCO and affiliates	$121,201	$67,635	$98,671
Energy Transfer Equity and subsidiaries	561,727	294,441	--
Unconsolidated affiliates	396,879	290,640	304,559
Total	$1,079,807	$652,716	$403,230
Cost of sales
EPCO and affiliates	$59,173	$33,827	$86,050
Energy Transfer Equity and subsidiaries	173,883	26,889	--
Unconsolidated affiliates	90,836	41,474	42,166
Total	$323,892	$102,190	$128,216
Operating costs and expenses
EPCO and affiliates	$314,612	$260,716	$225,487
Energy Transfer Equity and subsidiaries	18,284	8,267	--
Unconsolidated affiliates	(10,388)	(8,709)	(10,560)
Total	$322,508	$260,274	$214,927
General and administrative expenses
EPCO and affiliates	$59,058	$56,518	$41,265
Unconsolidated affiliates	(51)	--	--
Total	$59,007	$56,518	$41,265
Other income (expense)
EPCO and affiliates	$(274)	$(170)	$680
Unconsolidated affiliates	--	--	262
Total	$(274)	$(170)	$942

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

Many of our unconsolidated affiliates perform supporting or complementary roles to our consolidated business operations.  The majority of our revenues from unconsolidated affiliates relate to natural gas sales to a Louisiana affiliate.  The majority of our expenses with unconsolidated affiliates pertain to payments we make to K/D/S Promix, L.L.C. for NGL transportation, storage and fractionation services and to Jonah for natural gas purchases.

On February 5, 2007, our consolidated subsidiary, Duncan Energy Partners, completed an underwritten initial public offering of its common units.  Duncan Energy Partners was formed in September 2006 as a Delaware limited partnership to, among other things, acquire ownership interests in certain of our midstream energy businesses.  For additional information regarding Duncan Energy Partners, see “Other Items – Duncan Energy Partners Transactions” within this section.

Non-GAAP Reconciliations

The following table presents a reconciliation of our measurement of total non-GAAP gross operating margin to GAAP operating income and income before provision for income taxes, minority interest and the cumulative effect of change in accounting principle (dollars in thousands):

	For the Year the Ended December 31,
	2008	2007	2006
Total segment gross operating margin	$2,057,469	$1,492,068	$1,362,449
Adjustments to reconcile total gross operating margin
to operating income:
Depreciation, amortization and accretion in
operating costs and expenses	(555,370)	(513,840)	(440,256)
Operating lease expense paid by EPCO	(2,038)	(2,105)	(2,109)
Gain (loss) from asset sales and related transactions in
operating costs and expenses	3,735	(5,391)	3,359
General and administrative costs	(90,550)	(87,695)	(63,391)
Operating income	1,413,246	883,037	860,052
Other expense, net	(391,448)	(303,463)	(229,967)
Income before provision for income taxes, minority interest
and the cumulative effect of change in accounting principle	$1,021,798	$579,574	$630,085

EPCO subleases to us 100 railcars for $1 per year (the “retained leases”).  These subleases are part of the ASA that we executed with EPCO in connection with our formation in 1998.  EPCO holds this equipment pursuant to operating leases for which it has retained the corresponding cash lease payment obligation.  We record the full value of such lease payments made by EPCO as a non-cash related party operating expense, with the offset to partners’ equity recorded as a general contribution to our partnership.  Apart from the partnership interests we granted to EPCO at our formation, EPCO does not receive any additional ownership rights as a result of its contribution to us of the retained leases.  We exercised our election under the retained leases to purchase a cogeneration unit in December 2008 for $2.3 million.  For additional information regarding the ASA and the retained leases, see Item 13 of this annual report.

Recent Accounting Pronouncements

The accounting standard setting bodies have recently issued the following accounting guidance that will affect our future financial statements:

▪	Statement of Financial Accounting Standards (“SFAS”) 141(R), Business Combinations;

▪	FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets;

▪	SFAS 157, Fair Value Measurements;

▪	SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB 51;

▪	SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS 133;

▪	Emerging Issues Task Force (“EITF”) 08-6, Equity Method Investment Accounting Considerations; and

▪	EITF 07-4, Application of the Two Class Method Under SFAS 128, Earnings Per Share, to Master Limited Partnerships.

For additional information regarding recent accounting pronouncements, see Note 3 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to financial market risks, including changes in commodity prices, interest rates and foreign exchange rates.  We may use financial instruments (e.g., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.  In general, the types of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt obligations and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates.

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

The following table presents gains (losses) recorded in net income attributable to our interest rate risk and commodity risk hedging transactions for the periods indicated (dollars in thousands).  These amounts do not present the corresponding gains (losses) attributable to the underlying hedged items.

	For the Year Ended December 31,
	2008	2007	2006
Interest Rate Risk Hedging Portfolio:
EPO:
Reclassification of cash flow hedge amounts from AOCI, net	$4,409	$5,429	$4,234
Other gains (losses) from derivative transactions	5,340	(8,934)	(5,195)
Duncan Energy Partners:
Ineffective portion of cash flow hedges	(5)	(155)	--
Reclassification of cash flow hedge amounts from AOCI, net	(2,008)	350	--
Total hedging gains (losses), net, in consolidated interest expense	$7,736	$(3,310)	$(961)

Commodity Risk Hedging Portfolio:
EPO:
Reclassification of cash flow hedge amounts from AOCI, net - natural gas marketing activities	$(30,175)	$(3,299)	$(1,327)
Reclassification of cash flow hedge amounts from AOCI, net - NGL and petrochemical operations	(28,232)	(4,564)	13,891
Other gains (losses) from derivative transactions	29,772	(20,712)	(2,307)
Total hedging gains (losses), net, in consolidated operating costs and expenses	$(28,635)	$(28,575)	$10,257

The following table provides additional information regarding derivative instruments as presented in our Consolidated Balance Sheets at the dates indicated (dollars in thousands):

	At December 31,
	2008	2007
Current assets:
Derivative assets:
Interest rate risk hedging portfolio	$7,780	$--
Commodity risk hedging portfolio	185,762	341
Foreign currency risk hedging portfolio	9,284	1,308
Total derivative assets – current	$202,826	$1,649
Other assets:
Interest rate risk hedging portfolio	$38,939	$14,744
Total derivative assets – long-term	$38,939	$14,744

Current liabilities:
Derivative liabilities:
Interest rate risk hedging portfolio	$5,910	$22,209
Commodity risk hedging portfolio	281,142	19,575
Foreign currency risk hedging portfolio	109	27
Total derivative liabilities – current	$287,161	$41,811
Other liabilities:
Interest rate risk hedging portfolio	$3,889	$3,080
Commodity risk hedging portfolio	233	--
Total derivative liabilities– long-term	$4,122	$3,080

The following table presents gains (losses) recorded in other comprehensive income (loss) for cash flow hedges associated with our interest rate risk, commodity risk and foreign currency risk hedging portfolios (dollars in thousands).  These amounts do not present the corresponding gains (losses) attributable to the underlying hedged items.

	For the Year Ended December 31,
	2008	2007	2006
Interest Rate Risk Hedging Portfolio:
EPO:
Gains (losses) on cash flow hedges	$(20,772)	$17,996	$11,196
Reclassification of cash flow hedge amounts to net income, net	(4,409)	(5,429)	(4,234)
Duncan Energy Partners:
Losses on cash flow hedges	(7,989)	(3,271)	--
Reclassification of cash flow hedge amounts to net income, net	2,008	(350)	--
Total interest rate risk hedging gains (losses), net	(31,162)	8,946	6,962
Commodity Risk Hedging Portfolio:
EPO:
Natural gas marketing activities:
Losses on cash flow hedges	(30,642)	(3,125)	(1,034)
Reclassification of cash flow hedge amounts to net income, net	30,175	3,299	1,327
NGL and petrochemical operations:
Gains (losses) on cash flow hedges	(120,223)	(22,735)	9,976
Reclassification of cash flow hedge amounts to net income, net	28,232	4,564	(13,891)
Total commodity risk hedging gains (losses), net	(92,458)	(17,997)	(3,622)
Foreign Currency Risk Hedging Portfolio:
Gains on cash flow hedges	9,286	1,308	--
Total foreign currency risk hedging gains (losses), net	9,286	1,308	--
Total cash flow hedge amounts in other comprehensive income	$(114,334)	$(7,743)	$3,340

The following information summarizes the principal elements of our interest rate risk, commodity risk and foreign currency risk hedging portfolios. For amounts recorded in net income and other comprehensive income and on our balance sheet related to our consolidated hedging activities, please refer to the preceding tables.

Interest Rate Risk Hedging Portfolio

Our interest rate exposure results from variable and fixed rate borrowings under various debt agreements. The following information summarizes significant components of our interest rate risk hedging portfolio:

Fair value hedges – EPO interest rate swaps

We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements, which allow us to convert a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. At December 31, 2008, we had four interest rate swap agreements outstanding having an aggregate notional value of $400.0 million that were accounted for as fair value hedges.  The aggregate fair value of these interest rate swaps at December 31, 2008, was $46.7 million (an asset), with an offsetting increase in the fair value of the underlying debt.  There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $12.9 million (an asset).

The following table summarizes our interest rate swaps outstanding at December 31, 2008.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	of Swaps	by Swap	Date of Swap	Variable Rate (1)	Value
Senior Notes C, 6.375% fixed rate, due Feb. 2013	1	Jan. 2004 to Feb. 2013	Feb. 2013	6.375% to 5.015%	$100.0 million
Senior Notes G, 5.60% fixed rate, due Oct. 2014	3	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 5.297%	$300.0 million
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

The following table shows the effect of hypothetical price movements on the estimated fair value of our interest rate swap portfolio and the related change in fair value of the underlying debt at the dates indicated (dollars in millions).

		Swap Fair Value at
Scenario	Resulting Classification	December 31, 2007	December 31, 2008	February 3, 2009
FV assuming no change in underlying interest rates	Asset	$12.9	$46.7	$36.3
FV assuming 10% increase in underlying interest rates	Asset (Liability)	(7.4)	42.4	31.1
FV assuming 10% decrease in underlying interest rates	Asset	33.1	51.1	41.5

The fair value of the interest rate swaps excludes related hedged amounts we have recorded in earnings.  The change in fair value between December 31, 2008 and February 3, 2009 is primarily due to an increase in market interest rates relative to the interest rates used to determine the fair value of our financial instruments at December 31, 2008.  The underlying floating LIBOR forward interest rate curve used to determine the February 3, 2009 fair values ranged from approximately 1.3% to 3.8% using 6-month reset periods ranging from February 2008 to March 2014.

Cash flow hedges – EPO treasury locks

We may enter into treasury rate lock transactions (“treasury locks”) to hedge U.S. treasury rates related to its anticipated issuances of debt. Each of our treasury lock transactions was designated as a cash flow hedge. Gains or losses on the termination of such instruments are reclassified into net income (as a component of interest expense) using the effective interest method over the estimated term of the underlying fixed-rate debt.  At December 31, 2008, we had no treasury lock financial instruments outstanding.  At December 31, 2007, the aggregate notional value of our treasury lock financial instruments was $600.0 million, which had a total fair value (a liability) of $19.6 million.   We terminated a number of treasury lock financial instruments during 2008 and 2007.  These terminations resulted in realized losses of $40.4 million in 2008 and gains of $48.8 million in 2007.

We expect to reclassify $1.6 million of cumulative net gains from our interest rate risk cash flow hedges into net income (as a decrease to interest expense) during 2009.

Cash flow hedges – Duncan Energy Partners’ interest rate swaps

At December 31, 2008, Duncan Energy Partners had interest rate swap agreements outstanding having an aggregate notional value of $175.0 million.  These swaps were accounted for as cash flow hedges.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.  The aggregate fair value of these interest rate swaps at December 31, 2008 and 2007 was a liability of $9.8 million and $3.8 million, respectively.  Duncan Energy Partners expects to reclassify $6.0 million of cumulative net losses from its interest rate risk cash flow hedges into net income (as an increase to interest expense) during 2009.

The following table summarizes Duncan Energy Partners’ interest rate swaps outstanding at December 31, 2008.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
DEP I Revolving Credit Facility, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	1.47% to 4.62%	$175.0 million
(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded in other comprehensive income (loss) and amortized into earnings based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase in interest expense.

The following table shows the effect of hypothetical price movements on the estimated fair value of Duncan Energy Partners’ interest rate swap portfolio (dollars in millions).

		Swap Fair Value at
Scenario	Resulting Classification	December 31, 2007	December 31, 2008	February 3, 2009
FV assuming no change in underlying interest rates	Liability	$(3.8)	$(9.8)	$(9.4)
FV assuming 10% increase in underlying interest rates	Liability	(2.2)	(9.4)	(9.0)
FV assuming 10% decrease in underlying interest rates	Liability	(5.3)	(10.2)	(9.8)

Commodity Risk Hedging Portfolio

Our commodity risk hedging portfolio was impacted by a significant decline in natural gas prices during the second half of 2008.   As a result of the global recession, commodity prices have continued to be volatile during the first quarter of 2009.  We may experience additional losses related to our commodity risk hedging portfolio in 2009.

The prices of natural gas, NGLs and certain petrochemical products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the price risks associated with such products, we may enter into commodity financial instruments.

The primary purpose of our commodity risk management activities is to reduce our exposure to price risks associated with (i) natural gas purchases, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products.  From time to time, we inject natural gas into storage and may utilize hedging instruments to lock in the value of its inventory positions.  The commodity financial instruments we utilize are settled in cash.

We have segregated our commodity financial instruments portfolio between those financial instruments utilized in connection with our natural gas marketing activities and those used in connection with its NGL and petrochemical operations.

A significant number of the financial instruments in this portfolio hedge the purchase of physical natural gas.  If natural gas prices fall below the price stipulated in such financial instruments, we recognize a liability for the difference; however, if prices partially or fully recover, this liability would be reduced or eliminated, as appropriate.  Our restricted cash balance at December 31, 2008 was $203.8 million in order to meet commodity exchange deposit requirements and the negative change in the fair value of our natural gas hedge positions.

Natural gas marketing activities

At December 31, 2008 and 2007, the aggregate fair value of those financial instruments utilized in connection with our natural gas marketing activities was an asset of $6.5 million and a liability of $0.3 million, respectively.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for using mark-to-market accounting, with a small number accounted for as cash flow hedges.  We did not have any cash flow hedges related to our natural gas marketing activities at December 31, 2008.

The following table shows the effect of hypothetical price movements on the estimated fair value of this component of the overall portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2007	December 31, 2008	February 3, 2009
FV assuming no change in underlying commodity prices	Asset (Liability)	$(0.3)	$6.5	$13.9
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(1.4)	2.7	9.4
FV assuming 10% decrease in underlying commodity prices	Asset	0.7	9.9	18.3

The change in fair value of the instruments between December 31, 2008 and February 3, 2009 is primarily due to a decrease in natural gas prices.

NGL and petrochemical operations

At December 31, 2008 and 2007, the aggregate fair value of those financial instruments utilized in connection with our NGL and petrochemical operations were liabilities of $102.1 million and $19.0 million, respectively.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for as cash flow hedges, with a small number accounted for using mark-to-market accounting.   We expect to reclassify $114.0 million of cumulative net losses from these cash flow hedges into net income (as an increase in operating costs and expenses) during 2009.

We have employed a program to economically hedge a portion of our earnings from natural gas processing in the Rocky Mountain region.  This program consists of (i) the forward sale of a portion of our expected equity NGL production volumes at fixed prices through 2009 and (ii) the purchase, using commodity financial instruments, of the amount of natural gas expected to be consumed as plant thermal reduction (“PTR”) in the production of such equity NGL volumes. The objective of this strategy is to hedge a level of gross margins (i.e., NGL sales revenues less actual costs for PTR and the gain or loss on the PTR hedge) associated with the forward sales contracts by fixing the cost of natural gas used for PTR, through the use of commodity financial instruments.  At December 31, 2008, this hedging program had hedged future expected gross margins (before plant operating expenses) of $483.9 million on 22.5 million barrels of forecasted NGL forward sales transactions extending through 2009.

Our NGL forward sales contracts are not accounted for as financial instruments under SFAS 133 since they meet normal purchase and sale exception criteria; therefore, changes in the aggregate economic value of these sales contracts are not reflected in net income and other comprehensive income until the volumes are delivered to customers.  On the other hand, the commodity financial instruments used to purchase the related quantities of PTR (i.e., “PTR hedges”) are accounted for as cash flow hedges; therefore, changes in the aggregate fair value of the PTR hedges are presented in other comprehensive income (loss).  Once the forecasted NGL forward sales transactions occur, any realized gains and losses on the cash flow hedges would be reclassified into net income in that period.

Prior to actual settlement, if the market price of natural gas is less than the price stipulated in a commodity financial instrument, we recognize an unrealized loss in other comprehensive loss for the excess of the natural gas price stated in the hedge over the market price.  To the extent that we realize such financial losses upon settlement of the instrument, the losses are added to the actual cost we pay for PTR, which would then be based on the lower market price.  Conversely, if the market price of natural gas is greater than the price stipulated in such hedges, we recognize an unrealized gain in other comprehensive income for the excess of the market price over the natural gas price stated in the PTR hedge.   If realized, the gains on the financial instrument would serve to reduce the actual cost paid for PTR, which would then be based on the higher market price.  The net effect of these hedging relationships is that our total cost of natural gas used for PTR approximates the amount it originally hedged under this program.

The following table shows the effect of hypothetical price movements on the estimated fair value of this component of the overall portfolio at the dates presented (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2007	December 31, 2008	February 3, 2009
FV assuming no change in underlying commodity prices	Liability	$(19.0)	$(102.1)	$(111.6)
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	11.3	(94.0)	(109.2)
FV assuming 10% decrease in underlying commodity prices	Liability	(49.2)	(110.1)	(114.1)

The change in fair value of the NGL and petrochemical portfolio between December 31, 2008 and February 3, 2009 is primarily due to a decrease in natural gas prices.

Foreign Currency Hedging Portfolio

We are exposed to foreign currency exchange rate risk primarily through a Canadian NGL marketing subsidiary.  As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  For the year ended December 31, 2008, we recorded minimal gains from these financial instruments.

In addition, we are exposed to foreign currency exchange rate risk through our Japanese Yen Term Loan Agreement (“Yen Term Loan”) that EPO entered into in November 2008.  As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Japanese yen.  We hedged this risk by entering into a foreign exchange purchase contract to fix the exchange rate.  This purchase contract was designated as a cash flow hedge.  At December 31, 2008, the fair value of this contract was $9.3 million.  This contract will be settled in March 2009 upon repayment of the Yen Term Loan.  Total interest expense under this loan agreement was $4.0 million, of which $1.7 million is the expected foreign currency loss, which will be recorded as interest expense.

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

Fair Value Information

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. See Note 8 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding fair value disclosures pertaining to our financial assets and liabilities.

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

The following table presents the components of accumulated other comprehensive income (loss) at the dates indicated:

	At December 31,
	2008	2007
Commodity financial instruments – cash flow hedges (1)	$(114,077)	$(21,619)
Interest rate financial instruments – cash flow hedges (1)	3,818	34,980
Foreign currency cash flow hedges (1)	10,594	1,308
Foreign currency translation adjustment (2)	(1,301)	1,200
Pension and postretirement benefit plans (3)	(751)	588
Total accumulated other comprehensive income (loss)	$(101,717)	$16,457

(1) See Note 7 for additional information regarding these components of accumulated other comprehensive income (loss).
(2) Relates to transactions of our Canadian NGL marketing subsidiary.
(3) See Note 6 for additional information regarding pension and postretirement benefit plans.

The following table summarizes the components of other comprehensive income (loss) for the periods indicated:

	For Year Ended December 31,
	2008	2007	2006
Other comprehensive income (loss):
Cash flow hedges	$(114,334)	$(7,743)	$3,340
Change in funded status of pension and postretirement plans, net of tax	(1,339)	(52)	--
Foreign currency translation adjustment	(2,501)	2,007	(807)
Total other comprehensive income (loss)	$(118,174)	$(5,788)	$2,533

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the independent registered public accounting firm’s report of Deloitte & Touche LLP (“Deloitte & Touche”) begin on page F-1 of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our general partner’s chief executive officer (the “CEO”) and our general partner’s chief financial officer (the “CFO”), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, as of the end of the period covered by this Report, the CEO and CFO concluded:

(i)
that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii)	that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) or in other factors during the fourth quarter of 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our general partner’s CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this annual report.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2008

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

Our management assessed the effectiveness of Enterprise Products Partners’ internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets. Based on our assessment, we believe that, as of December 31, 2008, Enterprise Products Partners’ internal control over financial reporting is effective based on those criteria.

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

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  That report is included within this Item 9A.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this Annual Report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 2, 2009.

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
Houston, Texas

We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2008.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of  operations, comprehensive income, cash flows, and partners’ equity as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 2, 2009

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Partnership Management

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for the management or operations of our business. These functions are performed by the employees of EPCO pursuant to the ASA under the direction of the Board of Directors (the “Board”) and executive officers of EPGP.  For a description of the ASA, see “Certain Relationships and Related Transactions – Relationship with EPCO” under Item 13 of this annual report.

The executive officers of our general partner are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our unitholders do not elect the officers or directors of our general partner.  Dan. L. Duncan, through his indirect control of EPGP, has the ability to elect, remove and replace at any time, all of the officers and directors of our general partner. Each member of the Board of our general partner serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of EPGP were Messrs. Dan L. Duncan, Michael A. Creel, W. Randall Fowler, Ralph S. Cunningham, Richard H. Bachmann and A.J. Teague.

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

Our Code of Conduct also establishes policies applicable to our CEO, CFO, principal accounting officer and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the code.

Governance guidelines, together with committee charter, provide the framework for effective governance.  The Board has adopted the “Governance Guidelines of Enterprise Products Partners,” which address several matters, including qualifications for directors, responsibilities of directors, retirement of directors, the composition and responsibility of the Audit, Conflicts and Governance (“ACG”) Committee, the conduct and frequency of board and committee meetings, management succession, director access to management and outside advisors, director compensation, director orientation and continuing education, and annual self-evaluation of the board.  The Board recognizes that effective governance is an on-going process, and thus, the Board will review the Governance Guidelines of Enterprise Products Partners annually or more often as deemed necessary.

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

The members of the ACG Committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the ACG Committee shall have accounting or related financial management expertise.  The members of the ACG Committee are Messrs. Ross, Rampacek and Barnett.  The Board has affirmatively determined that Mr. Rampacek satisfies the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the SEC.

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

NYSE Corporate Governance Listing Standards

On March 6, 2008, Michael A. Creel, our Chief Executive Officer, certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of March 6, 2008.

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

Directors and Executive Officers of EPGP

The following table sets forth the name, age and position of each of the directors and executive officers of EPGP at March 2, 2009.  Each executive officer holds the same respective office shown below in the general partner of the Operating Partnership.

Name	Age	Position with EPGP
Dan L. Duncan (1)	76	Director and Chairman
Michael A. Creel (1)	55	Director, President and Chief Executive Officer
W. Randall Fowler (1)	52	Director, Executive Vice President and Chief Financial Officer
Richard H. Bachmann (1)	56	Director, Executive Vice President and Chief Legal Officer and Secretary
A.J. Teague (1)	63	Director, Executive Vice President and Chief Commercial Officer
Dr. Ralph S. Cunningham	68	Director
E. William Barnett (2,3)	76	Director
Rex C. Ross (2)	65	Director
Charles M. Rampacek (2)	65	Director
William Ordemann (1)	49	Executive Vice President and Chief Operating Officer
Michael J. Knesek (1)	54	Senior Vice President, Controller and Principal Accounting Officer
Christopher Skoog (1)	45	Senior Vice President
Thomas M. Zulim (1)	51	Senior Vice President
G. R. Cardillo (1)	51	Vice President
(1) Executive officer (2) Member of ACG Committee (3) Chairman of ACG Committee

The following information presents a brief history of the business experience of our directors and executive officers serving as of December 31, 2008:

Dan L. Duncan. Mr. Duncan was elected Chairman and a Director of EPGP in April 1998, Chairman and a Director of the general partner of EPO in December 2003, Chairman and a Director of EPE Holdings in August 2005 and Chairman and a Director of DEP GP in October 2006.  Mr. Duncan served as the sole Chairman of EPCO from 1979 to December 2007.  Mr. Duncan now serves as Group Co-Chairman of EPCO with his daughter, Ms. Randa Duncan Williams, who is also a Director of EPE Holdings.   He also serves as an Honorary Trustee of the Board of Trustees of the Texas Heart Institute at Saint Luke’s Episcopal Hospital.

Michael A. Creel.  Mr. Creel was elected President and Chief Executive Officer of EPGP in August 2007.  From June 2000 to August 2007, Mr. Creel served as Chief Financial Officer of EPGP and an Executive Vice President of EPGP from January 2001 to August 2007.  Mr. Creel, a Certified Public Accountant, also served as a Senior Vice President of EPGP from November 1999 to January 2001.

In December 2007, Mr. Creel was elected Group Vice Chairman and Chief Financial Officer of EPCO.  Prior to these elections in EPCO, Mr. Creel served as Chief Operating Officer from April 2005 to December 2007 and Chief Financial Officer from June 2000 to April 2005 for EPCO.  He also serves as a Director of DEP GP and EPGP since October 2006 and 2005, respectively.  Mr. Creel served as President, Chief Executive Officer and a Director of EPE Holdings from August 2005 through August 2007.  In October 2005, Mr. Creel was elected a Director of Edge Petroleum Corporation, a publicly traded oil and natural gas exploration and production company.

W. Randall Fowler.  Mr. Fowler was elected Executive Vice President and Chief Financial Officer of EPGP, EPE Holdings and DEP GP in August 2007.  Mr. Fowler served as Senior Vice President and Treasurer of EPGP from February 2005 to August 2007 and of DEP GP from October 2006 to August 2007.  In February 2006, Mr. Fowler became a Director of EPGP, EPE Holdings and of DEP.  Mr. Fowler also served as Senior Vice President and Chief Financial Officer of EPE Holdings from August 2005 to August 2007.

Mr. Fowler was elected President and Chief Executive Officer of EPCO in December 2007.  Prior to these elections, he served as Chief Financial Officer of EPCO from April 2005 to December 2007.  Mr. Fowler, a Certified Public Accountant (inactive), joined Enterprise Products Partners as Director of Investor Relations in January 1999.

Richard H. Bachmann.  Mr. Bachmann was elected an Executive Vice President, Chief Legal Officer and Secretary of EPGP and a Director of EPGP in February 2006.  He previously served as a Director of EPGP from June 2000 to January 2004.  Mr. Bachmann has served as a Director of EPO’s general partner since December 2003 and has served as Executive Vice President, Chief Legal Officer and Secretary of EPE Holdings since August 2005.

Mr. Bachmann was elected Group Vice Chairman, Chief Legal Officer and Secretary of EPCO in December 2007.  In October 2006, Mr. Bachmann was elected President, Chief Executive Officer and a Director of DEP GP.  Mr. Bachmann was also elected a Director of EPE Holdings in February 2006.  Since January 1999, Mr. Bachmann has served as a Director of EPCO.  In November 2006, Mr. Bachmann was appointed an independent manager of Constellation Energy Partners LLC.  Mr. Bachmann also serves as a member of the Audit, Compensation, Conflicts and Nominating and Governance Committees of Constellation Energy Partners LLC.

A.J. Teague. Mr. Teague was elected an Executive Vice President of EPGP in November 1999 and additionally as our Chief Commercial Officer and a Director in July 2008.  Mr. Teague joined us in connection with our purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999.  From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC.

Dr. Ralph S. Cunningham.  Dr. Cunningham was elected a Director of EPGP in February 2006 and also served as a Director of EPGP from 1998 until March 2005.  In addition to these duties, Dr. Cunningham served as Group Executive Vice President and Chief Operating Officer of EPGP from December 2005 to August 2007 and Interim President and Interim Chief Executive Officer from June 2007 to August 2007.  Dr. Cunningham was elected President and Chief Executive Officer of EPE Holdings in August 2007.  He served as Chairman and a Director of TEPPCO GP from March 2005 until November 2005.

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

Charles M. Rampacek. Mr. Rampacek was elected a Director of EPGP in October 2006 and is a member of its ACG Committee.  Mr. Rampacek is currently a business and management consultant in the energy industry. Mr. Rampacek served as Chairman, Chief Executive Officer and President of Probex Corporation (“Probex”), an energy technology company that developed a proprietary used oil recovery process, from 2000 until his retirement in 2003.  Prior to joining Probex, Mr. Rampacek was President and Chief Executive Officer of Lyondell-Citgo Refining L.P, a manufacturer of petroleum products, from 1996 through 2000.  From 1982 to 1995, he held various executive positions with Tenneco Inc. and its energy-related subsidiaries, including President of Tenneco Gas Transportation Company, Executive Vice President of Tenneco Gas Operations and Senior Vice President of Refining and Supply. Mr. Rampacek also spent 16 years with Exxon Company USA, where he held various supervisory and management positions.  Mr. Rampacek has been a Director of Flowserve Corporation since 1998 and is Chairman of its Corporate Governance and Nominating Committee and a member of its Organization and Compensation Committee.

In 2005, two complaints requesting recovery of certain costs were filed against former officers and directors of Probex as a result of the bankruptcy of Probex in 2003. These complaints were defended under Probex’s director and officer insurance with American International Group, Inc. (“AIG”) and settlement was reached and paid by AIG with bankruptcy court approval in the first half of 2006. An additional complaint was filed in 2005 against noteholders of certain Probex debt of which Mr. Rampacek was one.  A settlement of $2 thousand was reached and approved by the bankruptcy court in the first half of 2006.

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

Michael J. Knesek. Mr. Knesek, a Certified Public Accountant, was elected a Senior Vice President of EPGP in February 2005, having served as a Vice President of EPGP since August 2000.   Mr. Knesek has been the Principal Accounting Officer and Controller of EPGP since August 2000, EPE Holdings since August 2005 and DEP GP since October 2006.  He has served as Senior Vice President of EPE Holdings since August 2005 and of DEP GP since October 2006.  Mr. Knesek has been the Controller of EPCO since 1990 and currently serves as one of its Senior Vice Presidents.

Christopher R. Skoog.  Mr. Skoog joined the partnership in July 2007 as Senior Vice President of EPGP to develop and lead Enterprise Product Partners' Natural Gas Services and Marketing group. In July 2008, he also assumed responsibility for Enterprise Product Partners' non-regulated and intrastate natural gas pipeline and storage businesses. From 1995 to July 2007 he served in various executive positions at ONEOK, Inc. and ONEOK Partners L.P.  He led ONEOK Energy Services from 1995 to 2005, and held senior executive positions in the partnership from 2005 to 2007.

Thomas M. Zulim.  Since July 2008, Mr. Zulim has served as a Senior Vice President of EPGP and EPCO, Inc., with responsibility for the partnership's unregulated natural gas liquids (NGL) business.  From March 2006 to July 2008, Mr. Zulim served as Senior Vice President, Human Resources, for both EPGP and EPCO, and served as Vice President, Human Resources, for both EPGP and EPCO from December 2004 to March 2006.  He joined EPCO in 1999 as Director of Business Management for the NGL Fractionation business.  Mr. Zulim came to EPCO from Shell Oil Company where, as an attorney, he practiced labor and employment law nationally for several years before joining Shell Midstream Enterprises in 1996 as Director of Business Development for its natural gas processing and NGL fractionation businesses.  Mr. Zulim resumed practicing law with EPCO's Legal group in January 2002 until December 2004.

G. R. Cardillo.  Mr. Cardillo joined us in connection with our purchase of certain petrochemical storage and propylene fractionation assets from affiliates of Ultramar Diamond Shamrock Corp. and Koch Industries Inc. (“Diamond Koch”) in 2002.  From 2000 to 2002, Mr. Cardillo served as a Vice President in charge of propylene commercial activities for Diamond Koch.  Mr. Cardillo was elected a Vice President of EPGP in November 2004 and of DEP Holdings in September 2006.  Mr. Cardillo has been an integral part of our Petrochemicals management team since joining us in 2002 and assumed leadership of this commercial function in June 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, EPGP, directors and executive officers of EPGP, and certain other officers, and any persons holding more than 10.0% of our common units are required to report their beneficial ownership of common units and any changes in their beneficial ownership levels to us and the SEC.  Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes. With the exception of the following late filing, all such reporting was done in a timely manner in 2008. Rex C. Ross filed a late Form 4 on February 29, 2008 for a transaction entered into in November 2007 by a Trust deemed beneficially owned by him.

Item 11.  Executive Compensation.

Executive Officer Compensation

We do not directly employ any of the persons responsible for managing our partnership.  Instead, we are managed by our general partner, the executive officers of which are employees of EPCO. Our reimbursement of EPCO’s compensation costs is governed by the ASA (see Item 13 of this annual report).

Summary Compensation Table

The following table presents consolidated compensation amounts paid, accrued or otherwise expensed by us with respect to the years ended December 31, 2008, 2007 and 2006 for our CEO, CFO and three other most highly compensated executive officers as of December 31, 2008.  Collectively, these five individuals were our “Named Executive Officers” for 2008.  Compensation paid or awarded by us with respect to such Named Executive Officers reflects only that portion of compensation paid by EPCO allocated to us pursuant to the ASA, including an allocation of a portion of the cost of EPCO’s equity-based long-term incentive plans.

Name and				Unit	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($)

Michael A. Creel (CEO)	2008	$563,200	$552,000	$1,115,948	$90,902	$200,241	$2,522,291
	2007	361,808	365,370	517,707	44,449	108,017	1,397,351
	2006	306,000	125,000	303,622	23,613	71,812	830,047

W. Randall Fowler (CFO)	2008	190,781	131,250	386,864	31,390	62,646	802,931
	2007	213,145	129,720	297,976	25,033	53,425	719,299
	2006	215,875	70,000	173,874	14,242	40,601	514,592

A.J. Teague	2008	558,333	500,000	1,005,532	102,783	176,651	2,343,299
	2007	445,660	300,000	587,905	77,980	110,336	1,521,881
	2006	428,480	250,000	299,984	47,227	69,563	1,095,254

James H. Lytal (5)	2008	401,700	--	1,083,798	111,221	216,574	1,813,293
	2007	386,250	210,000	730,634	77,980	162,494	1,567,358
	2006	367,500	187,500	455,462	47,227	101,639	1,159,328

Richard H. Bachmann	2008	351,313	233,750	725,317	56,531	129,921	1,496,832
	2007	306,900	186,000	454,130	38,990	94,752	1,080,772
	2006	177,420	75,000	182,174	14,168	43,088	491,850

(1)  Amounts represent discretionary annual cash awards accrued with respect to the years presented. Cash awards are paid in February of the following year (e.g., the cash awards for 2008 were paid in February 2009).
(2)  Amounts represent expense recognized in accordance with SFAS 123(R) with respect to restricted unit awards issued under the EPCO 1998 Plan and Employee Partnership profits interests awards.
(3)  Amounts represent expense recognized in accordance with SFAS 123(R) with respect to unit options issued under the EPCO 1998 Plan and EPD 2008 LTIP.
(4)  Amounts primarily represent (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on incentive plan awards and (iii) the imputed value of life insurance premiums paid on behalf of the officer.
(5)  Mr. Lytal resigned from the company in January 2009.

Compensation Discussion and Analysis

With respect to our Named Executive Officers, compensation paid or awarded by us for the last three fiscal years reflects only that portion of compensation paid by EPCO allocated to us pursuant to the ASA, including an allocation of a portion of the cost of equity-based long-term incentive plans of EPCO. Dan L. Duncan controls EPCO and has ultimate decision-making authority with respect to the compensation of our Named Executive Officers. The following elements of compensation, and EPCO’s decisions with respect to determination of payments, are not subject to approvals by our Board or the ACG Committee of our general partner.  Equity awards under EPCO’s long-term incentive plans are approved by the ACG Committee of the respective issuer.  We do not have a separate compensation committee.

As discussed below, the elements of EPCO’s compensation program, along with EPCO’s other rewards (e.g., benefits, work environment, career development), are intended to provide a total rewards package to employees. The compensation package is designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both the partnership and individual levels. With respect to the three years ended December 31, 2008, EPCO’s compensation package for Named Executive Officers did not include any elements based on targeted performance-related criteria.

The primary elements of EPCO’s compensation program are a combination of annual cash and long-term equity-based incentive compensation.  For the three years ended December 31, 2008, the elements of compensation for the Named Executive Officers consisted of the following:

▪	Annual base salary;

▪	Discretionary annual cash awards;

▪	Awards under long-term incentive arrangements; and

▪	Other compensation, including very limited perquisites.

In order to assist Mr. Duncan and EPCO with compensation decisions, our CEO and the senior vice president of Human Resources for EPCO formulate preliminary compensation recommendations for all of the Named Executive Officers other than our CEO.  Mr. Duncan, after consulting with the senior vice president of Human Resources for EPCO, independently makes compensation decisions with respect to our Named Executive Officers. In making these compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by a third party compensation consultant.

Periodically, EPCO will engage a third party consultant to review compensation elements provided to our executive officers. In 2006, EPCO engaged Towers Perrin to review executive compensation relative to our industry.  Towers Perrin provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry competitors.  Neither we nor EPCO, which engages the consultant, are aware of the identity of the component companies who supply data to the consultant.  EPCO uses the data provided in the Towers Perrin analysis to gauge whether compensation levels reported by the consultant are within the general ranges of compensation for EPCO employees in similar positions, but that comparison is only a factor taken into consideration and may or may not impact compensation of our executive officers, for which Dan L. Duncan has the ultimate decision-making authority.  EPCO does not otherwise engage in benchmarking executive level positions.

Mr. Duncan and EPCO do not use any formula or specific performance-based criteria for our Named Executive Officers in connection with determining compensation for services performed for us; rather, Mr. Duncan and EPCO determine an appropriate level and mix of compensation on a case-by-case basis.  Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  However, some considerations that Mr. Duncan may take into account in making the case-by-case compensation determinations include total value of wealth accumulated and the appropriate balance of internal pay equity among executive officers.  Mr. Duncan and EPCO also consider individual performance, levels of responsibility, skills and experience. All compensation determinations are discretionary and, as noted above, subject to Mr. Duncan’s ultimate decision-making authority except for equity awards under EPCO’s long-term incentive plans, as discussed below.

We believe the absence of specific performance-based criteria associated with our salary compensation and equity awards, and the long-term nature of our equity awards, has the effect of not encouraging excessive risk taking by our executive officers in order to reach certain targets.  Further, the practice of making compensation decisions on a case-by-case basis permits consideration of flexible criteria, including current overall market conditions.  Because our 2008 annual base salaries and the majority of our 2008 equity awards were made in the first half of 2008, recent market volatility and market declines did not have a material impact on 2008 compensation decisions.  However, current market conditions may impact 2009 compensation decisions regarding annual base salaries and equity award grants.

The discretionary cash awards paid to each of our Named Executive Officers were determined by consultation among Mr. Duncan, our CEO and the senior vice president of Human Resources for EPCO, subject to Mr. Duncan’s final determination.  These cash awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the Named Executive Officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the Named Executive Officers perform services.  It is EPCO’s general policy to pay these awards in February of each year.

The incentive awards granted under EPCO’s long-term incentive plans to our Named Executive Officers were determined by consultation among Mr. Duncan, our CEO and the senior vice president of Human Resources for EPCO.  Incentive awards issued under EPCO’s long-term incentive plans involving our securities are also approved by the ACG Committee of our general partner.  In addition, our Named Executive Officers are Class B limited partners in certain of the Employee Partnerships.  Mr. Duncan approves the issuance of all limited partnership interests in the Employee Partnerships to our Named Executive Officers. See “Summary of Long-Term Incentive Arrangements Underlying 2008 Award Grants” within this Item 11 for information regarding the long-term incentive plans.  See Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the accounting for such awards.

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

EPCO does not offer our Named Executive Officers a defined benefit pension plan.  Also, none of our Named Executive Officers had nonqualified deferred compensation during the three years ended December 31, 2008.

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

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our Named Executive Officers. Rather, under the ASA with EPCO, we reimburse EPCO for the compensation of our executive officers.  Accordingly, to the extent that decisions are made regarding the compensation policies pursuant to which our Named Executive Officers are compensated, they are made by Mr. Duncan and EPCO alone (except for equity awards, as previously noted), and not by our Board.

In light of the foregoing, the Board has reviewed and discussed the Compensation Discussion and Analysis with management and determined that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Submitted by:	Dan L. Duncan
Michael A. Creel
W. Randall Fowler
Richard H. Bachmann
Dr. Ralph S. Cunningham
E. William Barnett
Charles M. Rampacek
Rex C. Ross
A.J. Teague

Notwithstanding anything to the contrary set forth in any previous filings under the Securities Act, as amended, or the Exchange Act, as amended, that incorporate future filings, including this annual report, in whole or in part, the foregoing report shall not be incorporated by reference into any such filings.

Grants of Plan-Based Awards in Fiscal Year 2008

The following table presents information concerning grants of plan-based awards to the Named Executive Officers in 2008.  The restricted unit and unit option awards granted during 2008 were under the EPCO 1998 Plan and EPD 2008 LTIP.

						Grant
					Exercise	Date Fair
					or Base	Value of
		Estimated Future Payouts Under			Price of	Unit and
		Equity Incentive Plan Awards			Option	Option
	Grant	Threshold	Target	Maximum	Awards	Awards
Name	Date	(#)	(#)	(#)	($/Unit)	($) (1)
Restricted unit awards: (2)
Michael A. Creel (CEO)	5/22/08	--	40,000	--	--	$989,760
W. Randall Fowler (CFO)	5/22/08	--	28,100	--	--	$325,925
A.J. Teague	5/22/08	--	28,100	--	--	$869,133
James H. Lytal	5/22/08	--	28,100	--	--	$869,133
Richard H. Bachmann	5/22/08	--	28,100	--	--	$478,023
Unit option awards: (3)
Michael A. Creel (CEO)	5/22/08	--	90,000	--	$30.93	$171,360
W. Randall Fowler (CFO)	5/22/08	--	60,000	--	$30.93	$53,550
A.J. Teague	5/22/08	--	60,000	--	$30.93	$142,800
James H. Lytal	5/22/08	--	60,000	--	$30.93	$142,800
Richard H. Bachmann	5/22/08	--	60,000	--	$30.93	$78,540
Profits interest awards: (4)
Enterprise Unit:
Michael A. Creel (CEO)	2/20/08	--	--	--	--	$586,622
W. Randall Fowler (CFO)	2/20/08	--	--	--	--	$121,198
A.J. Teague	2/20/08	--	--	--	--	$407,143
James H. Lytal	2/20/08	--	--	--	--	$162,857
Richard H. Bachmann	2/20/08	--	--	--	--	$223,929
EPCO Unit:
Michael A. Creel (CEO)	11/13/08	--	--	--	--	$1,119,899
W. Randall Fowler (CFO)	11/13/08	--	--	--	--	$524,953
A.J. Teague	11/13/08	--	--	--	--	$1,399,873
James H. Lytal	11/13/08	--	--	--	--	--
Richard H. Bachmann	11/13/08	--	--	--	--	$769,930

(1)  Amounts presented reflect that portion of grant date fair value allocable to us based on the percentage of time each Named Executive Officer spent on our consolidated business activities during 2008. Based on current allocations, we estimate that the consolidated compensation expense we record for each Named Executive Officer with respect to these awards will equal these amounts over time.
(2)  For the period in which the restricted unit awards were outstanding during 2008, we recognized a total of $0.5 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.
(3)  For the period in which the unit option awards were outstanding during 2008, we recognized a total of $0.1 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.
(4)  For the period in which the profits interest awards were outstanding during 2008, we recognized a total of $0.3 million of consolidated compensation expense related to these awards. The remaining portion of grant date fair value will be recognized as expense in future periods.

The fair value amounts presented in the table are based on certain assumptions and considerations made by management.  See Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for additional information regarding our fair value assumptions.

Summary of Long-Term Incentive Arrangements Underlying 2008 Award Grants

The following information summarizes the types of awards granted to our Named Executive Officers during the year ended December 31, 2008.  For detailed information regarding our accounting for equity awards, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

As used in the context of the EPCO, the term “restricted unit” represents a time-vested unit under SFAS 123(R).  Such awards are non-vested until the required service period expires.

EPCO 1998 Plan. The EPCO 1998 Plan provides for incentive awards to EPCO’s key employees who perform management, administrative or operational functions for us or our affiliates.  Awards granted under the EPCO 1998 Plan may be in the form of unit options, restricted units, phantom units and distribution equivalent rights (“DERs”).

When issued, the exercise price of each option grant is equivalent to the market price per unit of our common units on the date of grant.  In general, options granted under the EPCO 1998 Plan have a vesting period of four years and remain exercisable for ten years from the date of grant.

A total of 152,400 restricted units were granted under this plan to the Named Executive Officers in May 2008.  Restricted unit awards under the EPCO 1998 Plan allow recipients to acquire our common units (at no cost to the recipient) once a defined vesting period expires, subject to certain forfeiture provisions.  The restrictions on such awards generally lapse four years from the date of grant.  The fair value of restricted units is based on the market price per unit of our common units on the date of grant less an allowance for estimated forfeitures.  Each recipient is also entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by us to our unitholders.

The EPCO 1998 Plan also provides for the issuance of phantom unit awards, including related DERs.  No phantom unit awards or associated DERs have been granted under the EPCO 1998 Plan.

EPD 2008 LTIP.  The EPD 2008 LTIP provides for incentive awards to EPCO’s key employees who perform management, administrative or operational functions for us or our affiliates.  Awards granted under the EPD 2008 LTIP may be in the form of unit options, restricted units, phantom units and DERs.

A total of 330,000 options were granted under this plan to the Named Executive Officers in May 2008.  When issued, the exercise price of each option grant was equivalent to the market price per unit of our common units on the date of grant.  In general, these options have a vesting period of four years and are exercisable during specified periods within the calendar year immediately following the year in which vesting occurs. At December 31, 2008, no restricted units or DERs had been issued under this plan.  There were a total of 4,400 phantom units granted under the EPD 2008 LTIP outstanding at December 31, 2008.

Profits interests awards.  Our Named Executive Officers were granted awards consisting of profits interests, or Class B limited partner interests, in Enterprise Unit in February 2008 and EPCO Unit in November 2008.  In addition, the Named Executive Officers have received profits interests awards in the other Employee Partnerships in prior years.  Profits interest awards entitle each holder to participate in the expected long-term appreciation in value of the equity securities owned by each Employee Partnership.  The Employee Partnerships in which the Named Executive Officers participate own either Enterprise GP Holdings units or our common units or a combination of both.  Such awards are subject to forfeiture. For additional information regarding the Employee Partnerships, including the assumptions we used to estimate the fair value of these awards, see Note 5 of the Notes to Financial Statements included under Item 8 of this annual report.

The following table presents each Named Executive Officer’s share of the total profits interest in the Employee Partnerships at December 31, 2008:

	Percentage Ownership of Class B Interests
	EPE	EPE	Enterprise	EPCO
Named Executive Officer	Unit I	Unit III	Unit	Unit
Michael A. Creel (CEO)	8.2%	7.8%	17.5%	20.0%
W. Randall Fowler (CFO)	5.5%	7.8%	7.8%	20.0%
A.J. Teague	5.5%	6.5%	9.7%	20.0%
James H. Lytal	5.5%	6.5%	3.9%	--
Richard H. Bachmann	8.2%	7.8%	9.7%	20.0%

Equity Awards Outstanding at December 31, 2008

The following tables present information concerning each Named Executive Officer’s long-term incentive awards outstanding at December 31, 2008.   We expect to be allocated our pro rata share of the cost of such awards under the ASA.  As a result, the gross amounts listed in the table do not represent the amount of expense we will recognize in connection with these awards.

The following table presents information concerning each Named Executive Officer’s nonvested restricted units and unexercised unit options at December 31, 2008:

		Option Awards			Unit Awards
		Number of				Market
		Units			Number	Value
		Underlying	Option		of Units	of Units
		Options	Exercise	Option	That Have	That Have
	Vesting	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	($/Unit)	Date	(#)(2)	($)(3)
Restricted unit awards:
Michael A. Creel (CEO)	Various (1)	--	--	--	88,500	$1,834,605
W. Randall Fowler (CFO)	Various (1)	--	--	--	63,100	$1,308,063
A.J. Teague	Various (1)	--	--	--	76,600	$1,587,918
James H. Lytal	Various (1)	--	--	--	76,600	$1,587,918
Richard H. Bachmann	Various (1)	--	--	--	76,600	$1,587,918
Unit option awards:
Michael A. Creel (CEO):
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	--	--
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	--	--
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	--	--
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	--	--
May 22, 2008 option grant	5/22/12	90,000	30.93	12/31/13	--	--
W. Randall Fowler (CFO):
May 10, 2004 option grant	5/10/08	10,000	20.00	5/10/14	--	--
August 4, 2005 option grant	8/04/09	25,000	26.47	8/04/15	--	--
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	--	--
May 29, 2007 option grant	5/29/11	45,000	30.96	5/29/17	--	--
May 22, 2008 option grant	5/22/12	60,000	30.93	12/31/13	--	--
A.J. Teague:
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	--	--
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	--	--
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	--	--
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	--	--
May 22, 2008 option grant	5/22/12	60,000	30.93	12/31/13	--	--
James H. Lytal:
September 30, 2004 option grant	9/30/08	35,000	23.18	9/30/14	--	--
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	--	--
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	--	--
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	--	--
May 22, 2008 option grant	5/22/12	60,000	30.93	12/31/13	--	--
Richard H. Bachmann:
May 10, 2004 option grant	5/10/08	35,000	20.00	5/10/14	--	--
August 4, 2005 option grant	8/04/09	35,000	26.47	8/04/15	--	--
May 1, 2006 option grant	5/01/10	40,000	24.85	5/01/16	--	--
May 29, 2007 option grant	5/29/11	60,000	30.96	5/29/17	--	--
May 22, 2008 option grant	5/22/12	60,000	30.93	12/31/13	--	--

(1) Of the 381,400 restricted unit awards presented in the table, 46,000 vest in 2009, 60,000 vest in 2010, 123,000 vest in 2011 and 152,400 vest in 2012.
(2) Amounts represent total number of restricted unit awards granted to Named Executive Officer.
(3) Amounts derived by multiplying the total number of restricted unit awards granted to the Named Executive Officer by the closing price of our common units at December 31, 2008 of $20.73 per unit.

The following table presents information concerning each Named Executive Officer’s nonvested profits interest awards at December 31, 2008:

		Option Awards			Unit Awards
		Number of				Market
		Units			Number	Value
		Underlying	Option		of Units	of Units
		Options	Exercise	Option	That Have	That Have
	Vesting	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	($/Unit)	Date	(#)	($)
EPE Unit I:
Michael A. Creel (CEO)	11/09/12	--	--	--	--	$0
W. Randall Fowler (CFO)	11/09/12	--	--	--	--	$0
A.J. Teague	11/09/12	--	--	--	--	$0
James H. Lytal	11/09/12	--	--	--	--	$0
Richard H. Bachmann	11/09/12	--	--	--	--	$0
EPE Unit III:
Michael A. Creel (CEO)	5/09/14	--	--	--	--	$0
W. Randall Fowler (CFO)	5/09/14	--	--	--	--	$0
A.J. Teague	5/09/14	--	--	--	--	$0
James H. Lytal	5/09/14	--	--	--	--	$0
Richard H. Bachmann	5/09/14	--	--	--	--	$0
Enterprise Unit:
Michael A. Creel (CEO)	2/20/14	--	--	--	--	$0
W. Randall Fowler (CFO)	2/20/14	--	--	--	--	$0
A.J. Teague	2/20/14	--	--	--	--	$0
James H. Lytal	2/20/14	--	--	--	--	$0
Richard H. Bachmann	2/20/14	--	--	--	--	$0
EPCO Unit:
Michael A. Creel (CEO)	11/13/13	--	--	--	--	$0
W. Randall Fowler (CFO)	11/13/13	--	--	--	--	$0
A.J. Teague	11/13/13	--	--	--	--	$0
James H. Lytal	11/13/13	--	--	--	--	$0
Richard H. Bachmann	11/13/13	--	--	--	--	$0

The profits interest awards had no market (or assumed liquidation) value at December 31, 2008 due to a decrease in the market value of the limited partner interests owned by each Employee Partnership since the formation

Option Exercises and Stock Vested Table

The following table presents the exercise of unit options by and vesting of restricted units to our Named Executive Officers during the year ended December 31, 2008 for which we were historically responsible for a share of the related cost of such awards.

	Option Awards		Unit Awards
	Number of		Number of	Gross
	Units	Value	Units	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($) (1)
Michael A. Creel (CEO)	--	--	54,553	$1,146,990
W. Randall Fowler (CFO)	--	--	23,777	$467,209
A.J. Teague	--	--	12,000	$364,440
James H. Lytal	--	--	37,532	$1,084,647
Richard H. Bachmann	--	--	54,553	$1,146,990

(1) Amount determined by multiplying the number of restricted unit awards that vested during 2008 by the closing price of our common units on the date of vesting.

No options were exercised by the Named Executive Officers during 2008.

Nonqualified Deferred Compensation for the 2008 Fiscal Year

During 2008, no Named Executive Officer received deferred compensation (other than incentive awards described elsewhere) on a basis that was not tax-qualified with respect to any defined contribution or other plan.

Director Compensation

The following table presents information regarding compensation to the independent directors of our general partner during 2008.

	Fees Earned		Unit
	or Paid	Unit	Appreciation
	in Cash	Awards	Rights	Total
Name	($)	($)	($) (1)	($)
E. William Barnett	$90,000	--	$(3,886)	$86,114
Rex C. Ross	$75,000	--	(2,859)	$72,141
Charles M. Rampacek	$75,000	--	(2,859)	$72,141

(1)  Amounts presented reflect compensation expense recognized in accordance with SFAS 123(R) by EPGP. Expense credits were recognized in 2008 as a result of a decrease in the price of Enterprise GP Holdings’ units during the period.

Neither we nor EPGP provide any additional compensation to employees of EPCO who serve as directors of EPGP. The employees of EPCO who served as directors of EPGP during 2008 were Messrs. Duncan, Creel, Fowler, Bachmann, Cunningham and Teague.

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

The independent directors of our general partner have also received equity-based compensation in the form of Unit Appreciation Rights (“UARs”).  These awards consist of letter agreements with each of the independent directors and are not part of any long-term incentive plan of the EPCO group of companies.  The awards are based upon an incentive plan of EPE Holdings, and are made in the form of UAR grants for non-employee directors.  The compensation expense associated with these awards is recognized by EPGP.  These UARs entitle the independent directors to receive a cash amount in the future equal to the excess, if any, of the fair market value of Enterprise GP Holdings’ units (determined as of a future vesting date) over the grant date price of such units.  If a director resigns or is removed prior to vesting, his UAR awards are forfeited.

In August 2006, Mr. Barnett was granted 10,000 UARs under the letter agreement format.  The grant date price of these rights was $35.71 per unit.  These awards vest in August 2011 or on the date of certain qualifying events (as set forth in the form of grant).  At December 31, 2008, the estimated fair value of these 10,000 UARs was $2 thousand.  In November 2006, Mr. Barnett was issued an additional 20,000 UARs and Mr. Ross and Mr. Rampacek were each granted 30,000 UARs under the letter agreement format.  The grant date price of these UARs was $34.10 per unit.  These awards vest in November 2011 or on the date of certain qualifying events (as set forth in the form of grant).  At December 31, 2008, the total fair value of these 80,000 UARs was $28 thousand.  Our estimates of the fair values of the UARs were based on the following assumptions: (i) remaining life of awards of three years; (ii) risk-free interest rate of 1.0%; (iii) an expected distribution yield on Enterprise GP Holdings’ units of 5.4%; and (iv) an expected unit price volatility of Enterprise GP Holdings’ units of 30.3%.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
  and Related Unitholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 2, 2009, regarding each person known by our general partner to beneficially own more than 5.0% of our common units.

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class
Common units	Dan L. Duncan	152,506,527 (1)	33.8%
	1100 Louisiana Street, 10th Floor
	Houston, Texas 77002
(1)  For a detailed listing of ownership amounts that comprise Mr. Duncan’s total beneficial ownership of our common units, see the table presented in the following section, “Security Ownership of Management,” within this Item 12.

Security Ownership of Management

Enterprise Products Partners L.P. and Enterprise GP Holdings L.P.

The following sets forth certain information regarding the beneficial ownership of our common units and the units of Enterprise GP Holdings L.P. as of February 2, 2009 by:

▪	our Named Executive Officers;

▪	the current Directors of EPGP; and

▪	the current directors and executive officers of EPGP as a group.

If an individual does not own any securities in the foregoing registrants, he is not listed in the following table.

Enterprise GP Holdings owns 100.0% of the membership interests of EPGP.  All information with respect to beneficial ownership has been furnished by the respective directors or officers.  Each person has sole voting and dispositive power over the securities shown unless otherwise indicated below.  The beneficial ownership amounts of certain individuals include options to acquire our common units that are exercisable within 60 days of the filing date of this annual report.

Mr. Duncan owns 50.4% of the voting stock of EPCO and, accordingly, exercises sole voting and dispositive power with respect to our common units beneficially owned by EPCO and its affiliates.  The remaining shares of EPCO capital stock are owned primarily by trusts for the benefit of members of Mr. Duncan’s family.  The address of EPCO is 1100 Louisiana Street, 10th Floor, Houston, Texas 77002.

	Enterprise Products Partners L.P. Common Units		Enterprise GP Holdings L.P. Units
	Amount and		Amount and
	Nature of		Nature of
Name of	Beneficial	Percent of	Beneficial	Percent of
Beneficial Owner	Ownership	Class	Ownership	Class
Dan L. Duncan:
Units owned by EPCO:
Through DFI Delaware Holdings, L.P.	121,990,717	27.0%	--	--
Through Duncan Family Interests, Inc.	--	--	71,860,405	51.6%
Through DFI GP Holdings L.P.	--	--	25,162,804	18.1%
Through Enterprise GP Holdings L.P.	13,670,925	3.0%	--	--
Through EPCO Holdings, Inc.	1,037,037	*	--	--
Units owned by DD Securities LLC	487,100	*	3,745,673	2.7%
Units owned by Employee Partnerships (1)	1,623,654	*	7,165,315	5.1%
Units owned by family trusts (2)	12,517,338	2.8%	243,071	*
Units owned directly	1,179,756	*	110,700	*
Total for Dan L. Duncan	152,506,527	33.8%	108,287,968	77.8%
Michael A. Creel (3)	195,842	*	35,000	*
W. Randall Fowler (3)	105,300	*	3,000	*
Richard H. Bachmann (3)	190,822	*	18,968	*
A.J. Teague (3)	260,442	*	17,000	*
Dr. Ralph S. Cunningham	76,847	*	4,000	*
E. William Barnett	2,154	*	--	*
Rex C. Ross	54,875	*	7,448	*
Charles M. Rampacek	9,615	*	--	*
All current directors and executive officers of EPGP, as a
group, (14 individuals in total) (4)	153,677,694	34.0%	108,381,604	77.9%

* The beneficial ownership of each individual is less than 1.0% of the registrant’s common units outstanding.
(1)  As a result of EPCO’s ownership of the general partners of the Employee Partnerships, Mr. Duncan is deemed beneficial owner of the limited partner interests held by these entities.
(2)  Mr. Duncan is deemed beneficial owner of the limited partner interests held by certain family trusts, the beneficiaries of which are shareholders of EPCO.
(3)  These individuals are Named Executive Officers.
(4)  Cumulatively, this group’s beneficial ownership amount includes 150,000 options to acquire our common units that were issued under the EPCO 1998 Plan. These options vested in prior periods and remain exercisable within 60 days of the filing date of this annual report.

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

Duncan Energy Partners L.P.

Certain of our directors and executive officers purchased common units of Duncan Energy Partners in this offering.  The following table presents the beneficial ownership of common units of Duncan Energy Partners by our directors, Named Executive Officers and all directors and officers of our general partner (as a group) at February 2, 2009.

	Duncan Energy Partners L.P. Common Units
	Amount
	and Nature of
Name of	Beneficial	Percent of
Beneficial Owner	Ownership	Class
Dan L. Duncan:
Units owned by EPO (1)	42,726,987	74.1%
Units owned by DD Securities LLC	103,100	*
Units owned directly	282,500	*
Total for Dan L. Duncan	43,112,587	74.7%
Richard H. Bachmann (2,3)	10,171	*
W. Randall Fowler (3,4)	2,000	*
Michael A. Creel (3)	7,500	*
A.J. Teague (3)	6,000	*
Rex C. Ross	3,800	*
All current directors and executive officers of EPGP,
as a group (14 individuals in total)	43,163,808	74.8%

* The beneficial ownership of each individual is less than 1.0% of the registrant’s units outstanding.
(1)  Amount includes 37,333,887 Class B units of Duncan Energy Partners L.P. that converted to common units on a one-for-one basis on February 1, 2009. EPO was issued the Class B units as partial consideration for a December 2008 asset dropdown transaction with Duncan Energy Partners.
(2)  Mr. Bachmann is the Chief Executive Officer of Duncan Energy Partners.
(3)  These individuals are Named Executive Officers.
(4)  Mr. Fowler is the Chief Financial Officer of Duncan Energy Partners.

The preceding tables do not present any beneficial ownership information for James H. Lytal, who was one of our Named Executive Officers for 2008.   Mr. Lytal resigned from EPCO in January 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008 regarding the long-term incentive plans of EPCO under which our common units are authorized for issuance.

Number of
units
remaining
available for
	Number of		future issuance
	units to	Weighted-	under equity
	be issued	average	compensation
	upon exercise	exercise price	plans (excluding
	of outstanding	of outstanding	securities
	common unit	common unit	reflected in
Plan Category	options	options	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
EPCO 1998 Plan (1)	2,168,500	$26.32	814,674
EPD 2008 LTIP (2)	795,000	$30.93	9,205,000
Equity compensation plans not approved by unitholders:
None	--	--	--
Total for equity compensation plans	2,963,500	$27.56	10,019,674

(1)  Of the 2,168,500 unit options outstanding at December 31, 2008, 548,500 were immediately exercisable and an additional 365,000, 480,000 and 775,000 options are exercisable in 2009, 2010 and 2012, respectively.
(2)  The 795,000 unit options outstanding at December 31, 2008 are exercisable in 2013.

EPCO 1998 Plan

The EPCO 1998 Plan is effective until either all available common units under the plan have been issued to participants or the earlier termination of the EPCO 1998 Plan by EPCO.  The EPCO 1998 Plan also provides for the issuance of restricted common units, of which 2,080,600 were outstanding at December 31, 2008.  During 2008, a total of 766,200 restricted unit awards were issued to key employees of EPCO and our independent directors.

EPD 2008 LTIP

On January 29, 2008, our unitholders approved the EPD 2008 LTIP, which provides for awards of our common units and other rights to our non-employee directors and to consultants and employees of EPCO and its affiliates providing services to us.  Awards under the EPD 2008 LTIP may be granted in the form of unit options, restricted units, phantom units, UARs and DERs.  The EPD 2008 LTIP is administered by the ACG Committee of our general partner.  The EPD 2008 LTIP provides for the issuance of up to 10,000,000 of our common units.  After giving effect to option awards outstanding at December 31, 2008, a total of 9,205,000 additional common units could be issued under the EPD 2008 LTIP.

The EPD 2008 LTIP may be amended or terminated at any time by the Board of Directors of EPCO or ACG Committee of our general partner; however, the rules of the NYSE require that any material amendment, such as a significant increase in the number of common units available under the plan or a change in the types of awards available under the plan, would require the approval of our unitholders.  The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in, awards under the plan in specified circumstances.  The EPD 2008 LTIP is effective until the earlier of January 29, 2018 or the time which all available units under the incentive plan have been delivered to participants or the time of termination of the plan by EPCO or the ACG Committee of our general partner.

For additional information regarding the EPCO 1998 Plan and EPD 2008 LTIP, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following information summarizes our business relationships and transactions with related parties during the year ended December 31, 2008.   We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.  For additional information regarding our related party transactions, see Note 17 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

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

EPCO is a private company controlled by Dan L. Duncan, who is also a Director and Chairman of EPGP, our general partner.  At December 31, 2008, EPCO and its affiliates beneficially owned 152,506,527 (or 34.5%) of our outstanding common units, which includes 13,670,925 of our common units owned by Enterprise GP Holdings.  In addition, at December 31, 2008, EPCO and its affiliates beneficially owned 77.8% of the limited partner interests of Enterprise GP Holdings and 100.0% of its general partner, EPE Holdings.  Enterprise GP Holdings owns all of the membership interests of EPGP.  The principal business activity of EPGP is to act as our managing partner.  The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.

As our general partner, EPGP received cash distributions of $144.1 million from us during the year ended December 31, 2008.  This amount includes incentive distributions of $125.9 million.

We and EPGP are both separate legal entities apart from each other and apart from EPCO, Enterprise GP Holdings and their respective other affiliates, with assets and liabilities that are separate from those of EPCO, Enterprise GP Holdings and their respective other affiliates.  EPCO and its private company affiliates depend on the cash distributions they receive from us, Enterprise GP Holdings and other investments to fund their other operations and to meet their debt obligations.  EPCO and its private company affiliates received $405.2 million in cash distributions from us and Enterprise GP Holdings during the year ended December 31, 2008.  Also, we issued $67.0 million in common units to EPCO and its private company affiliates under our DRIP during the year ended December 31, 2008.

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

An affiliate of EPCO provides us trucking services for the transportation of NGLs and other products. For the year ended December 31, 2008, we paid this trucking affiliate $21.7 million for such services.

We lease office space in various buildings from affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.  For the year ended December 31, 2008, we paid EPCO $5.3 million for office space leases.

Historically, we entered into transactions with a Canadian affiliate of EPCO for the purchase and sale of NGL products in the normal course of business.  These transactions were at market-related prices.  We acquired this affiliate in October 2006 and began consolidating its financial statements with those of our own from the date of acquisition.  For the nine months ended September 30, 2006, our revenues from this former unconsolidated affiliate were $55.8 million and our purchases were $43.4 million.

EPCO ASA. We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to an ASA.  We, Duncan Energy Partners, Enterprise GP Holdings, TEPPCO and our respective general partners are parties to the ASA.  The significant terms of the ASA are as follows:

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

▪	EPCO will allow us to participate as a named insured in its overall insurance program, with the associated premiums and other costs being allocated to us.

Under the ASA, EPCO subleases to us (for $1 per year) certain equipment which it holds pursuant to operating leases and has assigned to us its purchase option under such leases (the “retained leases”).  EPCO remains liable for the actual cash lease payments associated with these agreements.  We record the full value of these payments made by EPCO on our behalf as a non-cash related party operating lease expense, with the offset to partners’ equity accounted for as a general contribution to our partnership.  We exercised our election under the retained leases to purchase a cogeneration unit in December 2008 for $2.3 million.  Should we decide to exercise the purchase option associated with the remaining agreement, we would pay the original lessor $3.1 million in June 2016.

Our operating costs and expenses for the year ended December 31, 2008 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees.  We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets.  Such reimbursements were $329.7 million during the year ended December 31, 2008.

Likewise, our general and administrative costs for the year ended December 31, 2008 include amounts we reimburse to EPCO for administrative services, including compensation of employees.  In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party

(e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).   Such reimbursements were $59.1 million during the year ended December 31, 2008.

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

Enterprise GP Holdings will be presumed to want to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that it has abandoned the pursuit of such business opportunity.  In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100.0 million, the decision to decline the acquisition will be made by the chief executive officer of EPE Holdings after consultation with and subject to the approval of the ACG Committee of EPE Holdings.  If the purchase price is reasonably likely to be less than $100.0 million, the chief executive officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.

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

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100.0 million, any decision to decline the business opportunity will be made by the chief executive officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP.  If the purchase price or cost is reasonably likely to be less than $100.0 million, the chief executive officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee.

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

The ASA was amended on January 30, 2009 to provide for the cash reimbursement by us and Enterprise GP Holdings to EPCO of distributions of cash or securities, if any, made by EPCO Unit to its Class B limited partners.  The ASA amendment also extended the term under which EPCO provides services to the partnership entities from December 2010 to December 2013 and made other updating and conforming changes.

Employee Partnerships. EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in such partnerships.  Certain EPCO employees who work on behalf of us and EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution.  The profits interest awards (i.e., the Class B limited partner interests) in the Employee Partnerships entitles each holder to participate in the appreciation in value of our common units, Enterprise GP Holdings’ units, or both. For information regarding the Employee Partnerships, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report.

Relationship with TEPPCO

TEPPCO became a related party to us in February 2005 when its general partner was acquired by private company affiliates of EPCO.  Our relationship was further reinforced by the acquisition of TEPPCO’s general partner by Enterprise GP Holdings in May 2007.  Enterprise GP Holdings also owns our general partner.

We received $121.2 million from TEPPCO during the year ended December 31, 2008 from the sale of hydrocarbon products.  We paid TEPPCO $42.0 million for NGL pipeline transportation and storage services during the year ended December 31, 2008.

Purchase of Pioneer I plant from TEPPCO. In March 2006, we paid TEPPCO $38.2 million for its Pioneer I natural gas processing plant located in Opal, Wyoming and certain natural gas processing rights related to natural gas production from the Jonah and Pinedale fields located in the Greater Green River Basin in Wyoming.  After an in-depth consideration of all relevant factors, this transaction was approved by the ACG Committee of our general partner and the Audit and Conflicts Committee of the general partner of TEPPCO.  TEPPCO has no continued involvement in the contracts or in the operations of the Pioneer facility.

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

Prior to entering into the Jonah joint venture, we managed the construction of the Phase V expansion and funded the initial construction costs under a letter of intent we entered into in February 2006.  In connection with the joint venture arrangement, we and TEPPCO shared equally in the costs of the Phase V expansion, which increased the capacity of the Jonah Gathering System from 1.5 billion cubic feet per day (“Bcf/d”) to 2.4 Bcf/d and significantly reduced system operating pressures, which we anticipate will lead to increased production rates and ultimate reserve recoveries.  The first portion of the expansion, which has increased the system gathering capacity to 2.0 Bcf/d, was completed in July 2007 and the final phase of this expansion was completed in June 2008.  We managed the Phase V construction project.  Currently, the gathering capacity of this system is 2.4 Bcf/d.

Since August 1, 2006, we and TEPPCO have equally shared in the construction costs of the Phase V expansion.  TEPPCO has reimbursed us $306.5 million, which represents 50.0% of total Phase V costs incurred through December 31, 2008.  We had a receivable of $1.0 million from TEPPCO at December 31, 2008 for Phase V expansion costs.

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

TEPPCO was entitled to all distributions from the joint venture until specified milestones were achieved, at which point, we became entitled to receive 50.0% of the incremental cash flow from portions of the system placed in-service as part of the expansion.  Since the first phase of this expansion was reached in July 2007, we and TEPPCO have shared earnings based on a formula that takes into account our respective capital contributions, including expenditures by TEPPCO prior to the expansion.

At December 31, 2008, we owned an approximate 19.4% interest in Jonah and TEPPCO owns 80.6%.  We operate the Jonah system. We account for our investment in the Jonah joint venture using the equity method.

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

Purchase and lease of pipelines for DEP South Texas NGL Pipeline System from TEPPCO. In January 2007, we purchased a 10-mile segment of pipeline from TEPPCO located in the Houston area for $8.0 million.  This pipeline segment is part of the DEP South Texas NGL Pipeline System that commenced operations in January 2007.  In addition, we entered into a lease with TEPPCO for an 11-mile interconnecting pipeline located in the Houston area that is part of the DEP South Texas NGL Pipeline System.   Although the primary term of the lease expired in September 2007, it was renewed on a month-to-month basis until construction of a parallel pipeline was completed in early 2008.  These transactions were in accordance with the Board-approved management authorization policy.

Texas Offshore Port System Joint Venture. In August 2008, we, together with TEPPCO and Oiltanking Holding Americas, Inc. (“Oiltanking”), announced the formation of the Texas Offshore Port System, a joint venture to design, construct, operate and own a Texas offshore crude oil port and a related onshore pipeline and storage system that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  The joint venture’s primary project, referred to as “TOPS,” includes (i) an offshore port (which will be located approximately 36 miles from Freeport, Texas), (ii) an onshore storage facility with approximately 3.9 million barrels of crude oil storage capacity, and (iii) an 85-mile crude oil pipeline system having a transportation capacity of up to 1.8 million barrels per day, that will extend from the offshore port to a storage facility near Texas City, Texas.  The joint venture’s complementary project, referred to as the Port Arthur Crude Oil Express (or “PACE”) will transport crude oil from Texas City, including crude oil from TOPS, and will consist of a 75-mile pipeline and 1.2 million barrels of crude oil storage capacity in the Port Arthur, Texas area.  The timing of the construction and related capital costs of the TOPS and PACE projects will be affected by the expansion plans of Motiva and the acquisition of requisite permits.

We, TEPPCO and Oiltanking each own, through our respective subsidiaries, a one-third interest in the joint venture.  The aggregate cost of the TOPS and PACE projects is expected to be approximately $1.8 billion (excluding capitalized interest), with the majority of such capital expenditures currently expected to occur in 2010 and 2011.  We and TEPPCO have each guaranteed up to approximately $700.0 million, which includes a contingency amount for potential cost overruns, of the capital contribution obligations of our respective subsidiary partners in the joint venture.  As of December 31, 2008, our investment in the Texas Offshore Port System was $35.9 million.

Relationship with Energy Transfer Equity

Enterprise GP Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007.  As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.

For the year ended December 31, 2008, we recorded $618.4 million of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities.  We incurred $192.2 million in costs of sales and operating costs and expenses for the year ended December 31, 2008.  We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP.  Titan purchases substantially all of its propane requirements from us.  The contract continues until March 31, 2010 and contains renewal and extension options.  We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines.  ETC OLP also sells natural gas to us.

Relationship with Duncan Energy Partners

Duncan Energy Partners was formed in September 2006 and did not acquire any assets prior to February 5, 2007, which was the date it completed its initial public offering of 14,950,000 common units and acquired controlling interests in certain midstream energy businesses of EPO. The business purpose of Duncan Energy Partners is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.   Duncan Energy Partners is engaged in the business of transporting and storing NGLs and petrochemical products and gathering, transporting, storing and marketing of natural gas.

At December 31, 2008, Duncan Energy Partners is owned 99.3% by its limited partners and 0.7% by its general partner, DEP GP, which is a wholly owned subsidiary of EPO.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners.  DEP Operating Partnership L.P. (“DEP OLP”), a wholly owned subsidiary of Duncan Energy Partners, conducts substantially all of Duncan Energy Partners’ business.

At December 31, 2008, EPO owned approximately 74.1% of Duncan Energy Partners’ limited partner interests and 100.0% of its general partner.

DEP I Midstream Businesses.  On February 5, 2007, EPO contributed a 66.0% controlling equity interest in each of the DEP I Midstream Businesses (defined below) to Duncan Energy Partners in a dropdown of assets (the “DEP I dropdown”).  EPO retained the remaining 34.0% equity interest in each of the DEP I Midstream Businesses.  The DEP I Midstream Businesses consist of (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene’), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).

As consideration for controlling equity interests in the DEP I Midstream Businesses and reimbursement for capital expenditures related to these businesses, Duncan Energy Partners distributed to EPO (i) $260.6 million of the $290.5 million of net proceeds from its initial public offering to EPO, (ii)  $198.9 million in borrowings under its revolving credit facility and (iii) a net 5,351,571 common units of Duncan Energy Partners.  See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the debt obligations of Duncan Energy Partners.

DEP II Midstream Businesses.  On December 8, 2008, Duncan Energy Partners entered into a Purchase and Sale Agreement (the “DEP II Purchase Agreement”) with EPO and Enterprise GTM Holdings L.P. (“Enterprise GTM,” a wholly owned subsidiary of EPO).  Pursuant to the DEP II Purchase Agreement, DEP OLP acquired 100.0% of the membership interests in Enterprise Holding III, LLC (“Enterprise III”) from Enterprise GTM, thereby acquiring a 66.0% general partner interest in Enterprise GC, L.P. (“Enterprise GC”), a 51.0% general partner interest in Enterprise Intrastate L.P. (“Enterprise Intrastate”) and a 51.0% membership interest in Enterprise Texas Pipeline LLC (“Enterprise Texas”).  Collectively, we refer to Enterprise GC, Enterprise Intrastate and Enterprise Texas as the “DEP II Midstream Businesses.”  EPO was the sponsor of this second dropdown transaction (the “DEP II dropdown”).  Enterprise GTM retained the remaining limited partner and member interests in the DEP II Midstream Businesses.

As consideration for controlling equity interests in the DEP II Midstream Businesses, EPO received $280.5 million in cash and 37,333,887 Class B limited partner units having a market value of $449.5 million from Duncan Energy Partners.  The Class B limited partner units automatically converted to common units of Duncan Energy Partners on February 1, 2009.  The total value of the consideration provided to EPO and Enterprise GTM was $730.0 million.  The cash portion of the consideration provided by Duncan Energy Partners in this dropdown transaction was derived from borrowings under a term loan.  See Note 14 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report for information regarding the debt obligations of Duncan Energy Partners.

Generally, the DEP II dropdown transaction documents provide that to the extent that the DEP II Midstream Businesses generate cash sufficient to pay distributions to their partners or members, such cash will be distributed to Enterprise III (a wholly owned by Duncan Energy Partners) and Enterprise GTM (our wholly owned subsidiary) in an amount sufficient to generate an aggregate annualized return on their respective investments of 11.85%.  Distributions in excess of this amount will be distributed 98.0% to Enterprise GTM and 2.0% to Enterprise III.   The initial annual fixed return amount of 11.85% will be increased by 2.0% each calendar year beginning January 1, 2010. For example, the fixed return in 2010, assuming no other adjustments, would be 102% of 11.85%, or 12.087%.

Duncan Energy Partners paid a pro rated cash distribution of $0.1115 per unit on the Class B units with respect to the fourth quarter of 2008.

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

Omnibus Agreement.  On December 8, 2008, we entered into an amended and restated Omnibus Agreement with Duncan Energy Partners.  The key provisions of this agreement are summarized as follows:

▪
indemnification for certain environmental liabilities, tax liabilities and right-of-way defects with respect to the DEP I and DEP II Midstream Businesses we contributed to Duncan Energy Partners  in connection with the respective dropdown transactions;

▪
funding by EPO of 100.0% of post-February 5, 2007 capital expenditures incurred by South Texas NGL and Mont Belvieu Caverns with respect to certain expansion projects under construction at the time of Duncan Energy Partners’ initial public offering;

▪	funding by EPO of 100.0% of post-December 8, 2008 capital expenditures (estimated at $1.4 million) to complete the Sherman Extension natural gas pipeline;

▪
a right of first refusal to EPO in our current and future subsidiaries and a right of first refusal on the material assets of such subsidiaries, other than sales of inventory and other assets in the ordinary course of business; and

▪	a preemptive right with respect to equity securities issued by certain of our subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.

We and Duncan Energy Partners have also agreed to negotiate in good faith any necessary amendments to the partnership or company agreements of the DEP II Midstream Businesses when either party believes that business circumstances have changed.

Our general partner’s ACG Committee must approve amendments to the Omnibus Agreement when such amendments would adversely affect our unitholders.

EPO has indemnified Duncan Energy Partners against certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets EPO contributed to Duncan Energy Partners in connection with the DEP I and DEP II dropdown transactions.  These liabilities include both known and unknown environmental and related liabilities.  These indemnifications terminate on February 5, 2010.  There is an aggregate cap of $15.0 million on the amount of indemnity coverage and Duncan Energy Partners is not entitled to indemnification until the aggregate amount of claims it incurs exceeds $250 thousand.  Environmental liabilities resulting from a change of law after February 5, 2007 are excluded from the indemnity.  In addition, EPO has indemnified Duncan Energy Partners for liabilities related to:

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

The Omnibus Agreement may not be amended without the prior approval of the ACG Committee if the proposed amendment will, in the reasonable discretion of DEP GP, adversely affect holders of its common units.

Neither we, nor EPO and any of its affiliates are restricted under the Omnibus Agreement from competing with Duncan Energy Partners.  Except as otherwise expressly agreed in the EPCO ASA, EPO and any of its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer Duncan Energy Partners the opportunity to purchase or construct those assets.  These agreements are in addition to other agreements relating to business opportunities and potential conflicts of interest set forth in the ASA with EPO, EPCO and other affiliates of EPCO.

Under the Omnibus Agreement, EPO agreed to make additional contributions to Duncan Energy Partners as reimbursement for Duncan Energy Partners’ 66.0% share of any excess construction costs above the (i) $28.6 million of estimated capital expenditures to complete the Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated construction costs for additional brine production capacity and above-ground storage reservoir projects at Mont Belvieu, Texas.  Both projects were underway at the time of Duncan Energy Partners’ initial public offering.  EPO made cash contributions to Duncan Energy Partners of $32.5 million and $9.9 million in connection with the Omnibus Agreement during the years ended December 31, 2008 and 2007, respectively.  The majority of these contributions related to funding the Phase II expansion costs of the DEP South Texas NGL Pipeline System.  EPO will not receive an increased allocation of earnings or cash flows as a result of these contributions to South Texas NGL and Mont Belvieu Caverns.

Mont Belvieu Caverns’ LLC Agreement.  The Mont Belvieu Caverns’ LLC Agreement (the “Caverns LLC Agreement”) states that if Duncan Energy Partners elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100.0% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise.  Under the terms of the Caverns LLC Agreement, Duncan Energy Partners may elect to acquire a 66.0% share of these projects from EPO within 90 days of such projects being placed in service.

EPO made cash contributions of $99.5 million and $38.1 million under the Caverns LLC Agreement during the years ended December 31, 2008 and 2007, respectively, to fund 100.0% of certain storage-related projects for the benefit of EPO’s NGL marketing activities.  At present, Mont Belvieu Caverns is not expected to generate any identifiable incremental cash flows in connection with these projects; thus, the sharing ratio for Mont Belvieu Caverns is not expected to change from the current sharing ratio of 66.0% for Duncan Energy Partners and 34.0% for EPO.  EPO expects to make additional contributions of approximately $27.5 million to fund such projects in 2009.  The constructed assets will be the property of Mont Belvieu Caverns.

In November 2008, the Caverns LLC Agreement was amended to provide that EPO would prospectively receive a special allocation of 100.0% of the depreciation related to projects that it has fully funded.   For the two-month period in 2008 covered by the amendment, EPO was allocated depreciation expense of $1.0 million related to such projects.

The Caverns LLC Agreement also requires the allocation to EPO of operational measurement gains and losses.  Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.

Company and Limited Partnership Agreements – DEP II Midstream Businesses.  On December 8, 2007, the DEP II Midstream Businesses amended and restated their governing documents in connection with the DEP II dropdown transaction.  Collectively, these amended and restated agreements provide for the following:

▪
the acquisition by Enterprise III (a wholly owned subsidiary of Duncan Energy Partners) from Enterprise GTM (our wholly owned subsidiary) of a 66.0% general partner interest in Enterprise GC, a 51.0% general partner interest in Enterprise Intrastate and a 51.0% member interest in Enterprise Texas;

▪
the payment of distributions in accordance with an overall “waterfall” approach that stipulates that to the extent that the DEP II Midstream Businesses collectively generate cash sufficient to pay distributions to their partners or members, such cash will be distributed first to Enterprise III (based on an initial defined investment of $730.0 million, the “Enterprise III Distribution Base”) and then to Enterprise GTM (based on an initial defined investment of $452.1 million, the “Enterprise GTM Distribution Base”) in amounts sufficient to generate an aggregate annualized fixed return on their respective investments of 11.85%.  Distributions in excess of these amounts will be distributed 98.0% to Enterprise GTM and 2.0% to Enterprise III.  The initial annual fixed return amount of 11.85% will be increased by 2.0% each calendar year beginning January 1, 2010. For example, the fixed return in 2010, assuming no other adjustments, would be 102% of 11.85%, or 12.087%;

▪	the funding of operating cash flow deficits in accordance with each owner’s respective partner or member interest; and

▪
the election by either owner to fund cash calls associated with expansion capital projects.  Since December 8, 2008, Enterprise III has elected to not participate in such cash calls and, as a result, Enterprise GTM has funded 100.0% of the expansion project costs of the DEP II Midstream Businesses.  If Enterprise III later elects to participate in an expansion projects, then Enterprise III will be required to make a capital contribution for its share of the project costs.

Any capital contributions to fund expansion projects made by either Enterprise III or Enterprise GTM will increase such partner’s Distribution Base (and hence future priority return amounts) under the Company Agreement of Enterprise Texas.  As noted, Enterprise III has declined participation in expansion project spending since December 8, 2008. As a result, Enterprise GTM has funded 100.0% of such growth capital spending and its Distribution Base has increased from $452.1 million at December 8, 2008 to $473.4 million at December 31, 2008.  The Enterprise III Distribution Base was unchanged at $730.0 million at December 31, 2008.

Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  Since we and our affiliates hold ownership interests in these entities and directly or indirectly benefit from our related party transactions with such entities, they are presented here.  The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪
We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility.  Revenues from Evangeline were $362.9 million for the year ended December 31, 2008.  In addition, Duncan Energy Partners furnished $1.0 million in letters of credit on behalf of Evangeline at December 31, 2008.

▪
We pay Promix for the transportation, storage and fractionation of NGLs.  In addition, we sell natural gas to Promix for its plant fuel requirements.  For the year ended December 31, 2008, we recorded revenues of $24.5 million from Promix and paid Promix $38.7 million for its services to us.

▪
We pay Jonah for natural gas purchases from its gathering system.  Expenses with Jonah were $38.3 million and $4.9 million for the years ended December 31, 2008 and 2007.  We were not entitled to our 19.4% interest in Jonah until July 2007.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $9.9 million for such services during the year ended December 31, 2008.

Review and Approval of Transactions with Related Parties

We generally consider transactions between us and our subsidiaries, on the one hand, and our executive officers and directors (or their immediate family members), our general partner or its affiliates (including companies owned or controlled by Mr. Duncan such as EPCO), on the other hand, to be related party transactions.  As further described below, our partnership agreement sets forth procedures by which related party transactions and conflicts of interest may be approved or resolved by the general partner or the ACG Committee.  In addition, our ACG Committee Charter, our general partner’s written internal review and approval policies and procedures, or “management authorization policy,” and the amended and restated ASA with EPCO govern specified related party transactions, as further described below.

The ACG Committee Charter provides that the ACG Committee is established to review and approve related party transactions:

▪	for which Board approval is required by our management authorization policy, as such policy may be amended from time to time;

▪	where an officer or director of the general partner or any of our subsidiaries is a party, without regard to the size of the transaction;

▪	when requested to do so by management or the Board; or

▪	pursuant to our partnership agreement or the limited liability company agreement of the general partner, as such agreements may be amended from time to time.

As discussed in more detail in “Partnership Management,” “Corporate Governance” and “ACG Committee” within Item 10, the ACG Committee is comprised of three directors: Rex C. Ross, Charles M. Rampacek and E. William Barnett. During the year ended December 31, 2008, the ACG Committee reviewed and approved the: (a) Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns; and (b) the Texas Offshore Port System joint venture transaction.

Our management authorization policy currently requires board approval for the following types of transactions to the extent such transactions have a value in excess of $100.0 million thus triggering ACG Committee review under our ACG Committee Charter if such transaction is also a related party transaction:

▪	asset purchase or sale transactions;

▪	capital expenditures; and

▪	purchase orders and operating and administrative expenses not governed by the ASA.

The ASA governs numerous day-to-day transactions between us and our subsidiaries, our general partner and EPCO and its affiliates, including the provision by EPCO of administrative and other services to us and our subsidiaries and our reimbursement of costs, without markup or discount, for those services.    The ACG Committee reviewed and recommended the ASA, and the Board approved it upon receiving such recommendation.

Related party transactions that do not occur under the ASA and that are not reviewed by the ACG Committee, as described above, are subject to the management authorization policy.  This policy, which applies to related party transactions as well as transactions with unrelated parties, specifies thresholds for our general partner’s officers and chairman of the Board to authorize various categories of transactions, including purchases and sales of assets, expenditures, commercial and financial transactions and legal agreements.

Partnership Agreement Standards for ACG Committee Review

Under our partnership agreement, whenever a potential conflict of interest exists or arises between our general partner or any of its affiliates and us, any of our subsidiaries or any partner any resolution or course of action by our general partner or its affiliates in respect to such conflict of interest is permitted and deemed approved by all of our partners, and will not constitute a breach of our partnership agreement or any agreement contemplated by such agreement, or of any duty stated or implied by law or equity, if the resolution or course of action is or, by operation of the partnership agreement is deemed to be, fair and reasonable to us; provided that, any conflict of interest and any resolution of such conflict of interest will be conclusively deemed fair and reasonable to us if such conflict of interest or resolution is (i) approved by a majority of the members of our ACG Committee (“Special Approval”), or (ii) on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from unrelated third parties.

The ACG Committee (in connection with Special Approval) is authorized in connection with its resolution of any conflict of interest to consider:

▪	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

▪	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us);

▪	any customary or accepted industry practices and any customary or historical dealings with a particular person;

▪	any applicable generally accepted accounting or engineering practices or principles;

▪	the relative cost of capital of the parties and the consequent rates of return to the equity holders of the parties; and

▪	such additional factors as the committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

The review and approval process of the ACG Committee, including factual matters that may be considered in determining whether a transaction is fair and reasonable, is generally governed by Section 7.9 of our partnership agreement.  As discussed above, the ACG Committee’s Special Approval is conclusively deemed fair and reasonable to us under the partnership agreement.

The review and work performed by the ACG Committee with respect to a transaction varies depending upon the nature of the transaction and the scope of the ACG Committee’s charge.  Examples of functions the ACG Committee may, as it deems appropriate, perform in the course of reviewing a transaction include (but are not limited to):

▪	assessing the business rationale for the transaction;

▪	reviewing the terms and conditions of the proposed transaction, including consideration and financing requirements, if any;

▪	assessing the effect of the transaction on our earnings and distributable cash flow per unit, and on our results of operations, financial condition, properties or prospects;

▪	conducting due diligence, including by interviews and discussions with management and other representatives and by reviewing transaction materials and findings of management and other representatives;

▪	considering the relative advantages and disadvantages of the transactions to the parties;

▪	engaging third party financial advisors to provide financial advice and assistance, including by providing fairness opinions if requested;

▪	engaging legal advisors; and

▪	evaluating and negotiating the transaction and recommending for approval or approving the transaction, as the case may be.

Nothing contained in the partnership agreement requires the ACG Committee to consider the interests of any person other than the partnership.  In the absence of bad faith by the ACG Committee or our general partner, the resolution, action or terms so made, taken or provided (including granting Special Approval) by the ACG Committee or our general partner with respect to such matter are conclusive and binding on all persons (including all of our partners) and do not constitute a breach of the partnership agreement, or any other agreement contemplated thereby, or a breach of any standard of care or duty imposed in the partnership agreement or under the Delaware Revised Uniform Limited Partnership Act or any other law, rule or regulation.  The partnership agreement provides that it is presumed that the resolution, action or terms made, taken or provided by the ACG Committee or our general partner were not made, taken or provided in bad faith, and in any proceeding brought by any limited partner or by or on behalf of such limited partner or any other limited partner or us challenging such resolution, action or terms, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Item 14.  Principal Accountant Fees and Services.

We have engaged Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) as our independent registered public accounting firm and principal accountants.  The following table summarizes fees we paid Deloitte & Touche for independent auditing, tax and related services for each of the last two fiscal years (dollars in thousands):

	For Year Ended December 31,
	2008	2007
Audit Fees (1)	$4,387	$4,772
Audit-Related Fees (2)	--	79
Tax Fees (3)	569	341
All Other Fees (4)	--	--

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
(3)  Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements and partnership tax planning. In 2008, PricewaterhouseCoopers International Limited was engaged to perform the majority of tax related services.
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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements: See Index to Consolidated Financial Statements on page F-1 of this Report for financial statements filed as part of this Report.

(2)
Financial Statement Schedules:  All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

(3)
Exhibits.  The agreements included as exhibits are included only to provide information to investors regarding their terms.  The agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

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

3.1	Certificate of Limited Partnership of Enterprise Products Partners L.P. (incorporated by reference to Exhibit 3.6 to Form 10-Q filed November 9, 2007).
3.2
Fifth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated effective as of August 8, 2005 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 10, 2005).

3.3
First Amendment to the Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed January 3, 2008).

3.4
Second Amendment to the Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of April 14, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 16, 2008).

3.5
Third Amendment to the Fifth Amended and Restated Partnership Agreement of Enterprise Products Partners L.P. dated as of November 6, 2008 (incorporated by reference to Exhibit 3.5 to Form 10-Q filed on November 10, 2008).

3.6
Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 7, 2007 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed November 9, 2007).

3.7
First Amendment to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, dated as of November 6, 2008 (incorporated by reference to Exhibit 3.7 to Form 10-Q filed on November 10, 2008).

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
3.11
Certificate of Limited Partnership of Duncan Energy Partners L.P. (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form S-1 Registration Statement, Reg. No. 333-138371, filed November 2, 2006).

3.12
Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Duncan Energy Partners L.P.’s Form 8-K filed February 5, 2007).

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

4.5
Third Supplemental Indenture dated as of June 30, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and U.S. Bank National Association, as successor Trustee (incorporated by reference to Exhibit 4.55 to Form 10-Q filed on August 8, 2007).

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

4.22
Fourteenth Supplemental Indenture, dated as of December 8, 2008, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 8, 2008).

4.23
Global Note representing $350.0 million principal amount of 6.375% Series B Senior Notes due 2013 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4, Reg. No. 333-102776, filed January 28, 2003).

4.24	Global Note representing $500.0 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 31, 2003).
4.25	Global Notes representing $450.0 million principal amount of 7.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 25, 2001).
4.26
Global Note representing $500.0 million principal amount of 4.00% Series B Senior Notes due 2007 with attached Guarantee (incorporated by reference to Exhibit 4.14 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.27
Global Note representing $500.0 million principal amount of 5.60% Series B Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.17 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.28
Global Note representing $150.0 million principal amount of 5.60% Series B Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.18 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.29
Global Note representing $350.0 million principal amount of 6.65% Series B Senior Notes due 2034 with attached Guarantee (incorporated by reference to Exhibit 4.19 to Form S-3 Registration Statement Reg. No. 333-123150 filed on March 4, 2005).

4.30
Global Note representing $500.0 million principal amount of 4.625% Series B Senior Notes due 2009 with attached Guarantee (incorporated by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2004 filed on March 15, 2005).

4.31
Global Note representing $250.0 million principal amount of 5.00% Series B Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.31 to Form 10-Q filed on November 4, 2005).

4.32
Global Note representing $250.0 million principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed on November 4, 2005).

4.33	Global Note representing $500.0 million principal amount of 4.95% Senior Notes due 2010 with attached Guarantee (incorporated by reference to Exhibit 4.47 to Form 10-Q filed November 4, 2005).
4.34	Form of Junior Subordinated Note, including Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed July 19, 2006).
4.35	Global Note representing $800.0 million principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 9, 2007).
4.36	Form of Global Note representing $400.0 million principal amount of 5.65% Senior Notes due 2013 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed April 3, 2008).
4.37	Form of Global Note representing $700.0 million principal amount of 6.50% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).
4.38	Form of Global Note representing $500.0 million principal amount of 9.75% Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 8, 2008).
4.39
Amended and Restated Credit Agreement dated as of June 29, 2005, among Cameron Highway Oil Pipeline Company, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 1, 2005).

4.40
Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Enterprise Products Partners L.P. on May 24, 2007).

4.41
First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.42
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

10.2***	Enterprise Products 1998 Long-Term Incentive Plan, amended and restated as of November 9 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 9, 2007).
10.3***	Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after May 7, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 12, 2008).
10.4
Amendment to Form of Option Grant Award under Enterprise Products 1998 Long-Term Incentive Plan for awards issued after April 10, 2007 but before May 7, 2008 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 12, 2008).

10.5***	Form of Restricted Unit Grant under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on November 9, 2007).
10.6***
EPE Unit L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P., Commission file no. 1-32610, on September 1, 2005).

10.7***	First Amendment to EPE Unit L.P. Agreement of Limited Partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).
10.8***
Second Amendment to EPE Unit L.P. Agreement of Limited Partnership dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.9***	EPE Unit II, L.P. Agreement of Limited Partnership (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 28, 2007).
10.10***
First Amendment to EPE Unit II, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.11***
Second Amendment to EPE Unit II, L.P. Agreement of limited partnership dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.12***
EPE Unit III, L.P. Agreement of Limited Partnership dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.13***
First Amendment to EPE Unit III, L.P. Agreement of limited partnership dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.14***
Second Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.15	Enterprise Unit L.P. Agreement of Limited Partnership dated February 20, 2008 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 26, 2008).
10.16	EPCO Unit L.P. Agreement of Limited Partnership dated November 13, 2008 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 18, 2008).
10.17***	Enterprise Products Company 2005 EPE Long-Term Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on May 8, 2006).
10.18***
Form of Restricted Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed by Enterprise GP Holdings L.P. on August 11, 2005).

10.19***
Form of Phantom Unit Grant under the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to Form S-1 Registration Statement (Reg. No. 333-124320) filed by Enterprise GP Holdings L.P. on August 11, 2005).

10.20***
Form of Unit Appreciation Right Grant (Enterprise Products GP, LLC Directors) based upon the Enterprise Products Company 2005 EPE Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise GP Holdings on May 8, 2006).

10.21***	Amended and Restated Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on May 6, 2008).
10.22***
Form of Restricted Unit Grant under the Amended and Restated Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on May 6, 2008).

10.23***
Form of Option Grant under the Amended and Restated Enterprise Products 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 6, 2008).

10.24
Fifth Amended and Restated Administrative Services Agreement by and among EPCO, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, Enterprise Products Partners L.P., Enterprise Products Operating LLC, Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP Operating Partnership L.P., TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, LLC, TEPPCO Midstream Companies, LLC, TCTM, L.P. and TEPPCO GP, Inc. dated effective as of January 30, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2009).

10.25
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

10.26
Contribution, Conveyance and Assumption Agreement dated as of February 5, 2007, by and among Enterprise Products Operating L.P., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC and DEP Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2007 by Duncan Energy Partners).

10.27	Agreement and Release, dated May 31, 2007, between EPCO, Inc. and Robert G. Phillips (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 8, 2007).
10.28
Revolving Credit Agreement, dated as of January 5, 2007, among Duncan Energy Partners L.P., as borrower, Wachovia Bank, National Association, as Administrative Agent, The Bank of Nova Scotia and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents, and Wachovia Capital Markets, LLC, The Bank of Nova Scotia and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Duncan Energy Partners L.P.’s Form S-1 Registration Statement (Reg. No. 333-138371) filed January 12, 2007).

10.29
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

10.30
Term Loan Credit Agreement dated as of November 12, 2008 among Enterprise Products Operating LLC, the financial institutions party thereto as lenders, Mizuho Corporate Bank, Ltd., as administrative agent, a lender and as sole lead arranger (incorporated by reference to Exhibit 10.1 to Form 8-K on November 18, 2008).

10.31
Guaranty Agreement dated as of November 12, 2008 executed by Enterprise Products Partners L.P. in favor of Mizuho Corporate Bank, Ltd., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K on November 18, 2008).

10.32
364-Day Revolving Credit Agreement dated as of November 17, 2008 among Enterprise Products Operating LLC, the financial institutions party thereto as lenders, The Royal Bank of Scotland plc, as administrative agent, and Barclays Bank plc, The Bank of Nova Scotia, DnB NOR Bank ASA and Wachovia Bank, National Association, as co-arrangers (incorporated by reference to Exhibit 10.3 to Form 8-K on November 18, 2008).

10.33
Guaranty Agreement dated as of November 17, 2008 executed by Enterprise Products Partners L.P. in favor of The Royal Bank of Scotland plc, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K on November 18, 2008).

10.34*
Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated November 6, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on November 10, 2008).

12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2008, 2007, 2006, 2005 and 2004.
21.1#	List of subsidiaries as of February 2, 2009.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the December 31, 2008 annual report on Form 10-K.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P. for the December 31, 2008 annual report on Form 10-K.
32.1#	Section 1350 certification of Michael A. Creel for the December 31, 2008 annual report on Form 10-K.
32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2008 annual report on Form 10-K.

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file number for Enterprise Products Partners L.P., Duncan Energy Partners L.P. and Enterprise GP Holdings L.P. are 1-14323, 1-33266 and 1-32610, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 2, 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By: Enterprise Products GP, LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 2, 2009.

Signature	Title (Position with Enterprise Products GP, LLC)
/s/ Dan L. Duncan	Director and Chairman
Dan L. Duncan
/s/ Michael A. Creel	Director, President and Chief Executive Officer
Michael A. Creel
/s/ W. Randall Fowler	Director, Executive Vice President and Chief Financial Officer
W. Randall Fowler
/s/ Richard H. Bachmann	Director, Executive Vice President, Chief Legal Officer and Secretary
Richard H. Bachmann
/s/ A. J. Teague	Director, Executive Vice President and Chief Commercial Officer
A. J. Teague
/s/ Dr. Ralph S. Cunningham	Director
Dr. Ralph S. Cunningham
/s/ E. William Barnett	Director
E. William Barnett
/s/ Rex C. Ross	Director
Rex C. Ross
/s/ Charles M. Rampacek	Director
Charles M. Rampacek
/s/ Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer
Michael J. Knesek

Financial Statements and Supplementary Data.

ENTERPRISE PRODUCTS PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products GP, LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Products Partners L.P. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 2, 2009

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$35,373	$39,722
Restricted cash	203,789	53,144
Accounts and notes receivable – trade, net of allowance for doubtful accounts of $15,123 at December 31, 2008 and $21,659 at December 31, 2007	1,185,515	1,930,762
Accounts receivable – related parties	61,629	79,782
Inventories	362,815	354,282
Derivative assets	202,826	1,649
Prepaid and other current assets	111,773	78,544
Total current assets	2,163,720	2,537,885
Property, plant and equipment, net	13,154,774	11,587,264
Investments in and advances to unconsolidated affiliates	949,526	858,339
Intangible assets, net of accumulated amortization of $429,872 at December 31, 2008 and $341,494 at December 31, 2007	855,416	917,000
Goodwill	706,884	591,652
Deferred tax asset	355	3,522
Other assets, including restricted cash of $17,871 at December 31, 2007	126,860	112,345
Total assets	$17,957,535	$16,608,007

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable – trade	$300,532	$324,999
Accounts payable – related parties	39,558	24,432
Accrued product payables	1,142,370	2,227,489
Accrued expenses	48,772	47,756
Accrued interest	151,873	130,971
Derivative liabilities	287,161	41,811
Other current liabilities	252,883	247,225
Total current liabilities	2,223,149	3,044,683
Long-term debt: (see Note 14)
Senior debt obligations – principal	7,813,346	5,646,500
Junior subordinated notes – principal	1,232,700	1,250,000
Other	62,364	9,645
Total long-term debt	9,108,410	6,906,145
Deferred tax liabilities	66,062	21,364
Other long-term liabilities	81,277	73,748
Minority interest	393,649	430,418
Commitments and contingencies
Partners’ equity: (see Note 15)
Limited Partners:
Common units (439,354,731 units outstanding at December 31, 2008 and 433,608,763 units outstanding at December 31, 2007)	6,036,887	5,976,947
Restricted common units (2,080,600 units outstanding at December 31, 2008 and 1,688,540 units outstanding at December 31, 2007)	26,219	15,948
General partner	123,599	122,297
Accumulated other comprehensive income (loss)	(101,717)	16,457
Total partners’ equity	6,084,988	6,131,649
Total liabilities and partners’ equity	$17,957,535	$16,608,007

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in thousands, except per unit amounts)

	For Year Ended December 31,
	2008	2007	2006
Revenues:
Third parties	$20,769,206	$16,297,409	$13,587,739
Related parties	1,136,450	652,716	403,230
Total revenues (see Note 16)	21,905,656	16,950,125	13,990,969
Costs and expenses:
Operating costs and expenses:
Third parties	19,814,572	15,646,587	12,745,948
Related parties	646,392	362,464	343,143
Total operating costs and expenses	20,460,964	16,009,051	13,089,091
General and administrative costs:
Third parties	31,543	31,177	22,126
Related parties	59,007	56,518	41,265
Total general and administrative costs	90,550	87,695	63,391
Total costs and expenses	20,551,514	16,096,746	13,152,482
Equity in earnings of unconsolidated affiliates	59,104	29,658	21,565
Operating income	1,413,246	883,037	860,052
Other income (expense):
Interest expense	(400,686)	(311,764)	(238,023)
Interest income	5,523	8,601	7,589
Other, net	3,715	(300)	467
Total other expense, net	(391,448)	(303,463)	(229,967)
Income before provision for income taxes, minority interest and the cumulative effect of change in accounting principle	1,021,798	579,574	630,085
Provision for income taxes	(26,401)	(15,257)	(21,323)
Income before minority interest and the cumulative effect of change in accounting principle	995,397	564,317	608,762
Minority interest	(41,376)	(30,643)	(9,079)
Income before the cumulative effect of change in accounting principle	954,021	533,674	599,683
Cumulative effect of change in accounting principle (see Note 8)	--	--	1,472
Net income	$954,021	$533,674	$601,155

Net income allocation: (see Note 15)
Net income available to limited partners	$811,547	$417,728	$504,156
Net income available to general partner	$142,474	$115,946	$96,999

Earnings per unit: (see Note 19)
Basic and diluted income per unit before change in accounting principle	$1.85	$0.96	$1.22
Basic and diluted income per unit	$1.85	$0.96	$1.22

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in thousands)

	For Year Ended December 31,
	2008	2007	2006

Net income	$954,021	$533,674	$601,155
Other comprehensive income (loss):
Cash flow hedges:
Commodity financial instrument gains (losses) during period	(150,865)	(25,860)	8,942
Reclassification adjustment for (gains) losses included in net income related to commodity financial instruments	58,407	7,863	(12,564)
Interest rate financial instrument gains (losses) during period	(28,761)	14,725	11,196
Reclassification adjustment for gains included in net income related to interest rate financial instruments	(2,401)	(5,779)	(4,234)
Foreign currency hedge gains	9,286	1,308	--
Total cash flow hedges	(114,334)	(7,743)	3,340
Foreign currency translation adjustment	(2,501)	2,007	(807)
Change in funded status of pension and postretirement plans, net of tax	(1,339)	(52)	--
Total other comprehensive income (loss)	(118,174)	(5,788)	2,533
Comprehensive income	$835,847	$527,886	$603,688

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

	For Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$954,021	$533,674	$601,155
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion in operating costs and expenses	555,370	513,840	440,256
Depreciation and amortization in general and administrative costs	10,659	10,258	7,186
Amortization in interest expense	(3,858)	(336)	766
Equity in earnings of unconsolidated affiliates	(59,104)	(29,658)	(21,565)
Distributions received from unconsolidated affiliates	98,553	73,593	43,032
Provision for impairment of long-lived asset	--	--	88
Cumulative effect of change in accounting principle	--	--	(1,472)
Operating lease expense paid by EPCO, Inc.	2,038	2,105	2,109
Minority interest	41,376	30,643	9,079
Loss (gain) from asset sales and related transactions	(3,746)	5,391	(3,359)
Loss (gain) on early extinguishment of debt	(7,093)	250	--
Deferred income tax expense	6,199	8,306	14,427
Changes in fair market value of financial instruments	198	981	(51)
Effect of pension settlement recognition	(114)	588	--
Net effect of changes in operating accounts (see Note 22)	(357,430)	441,306	83,418
Net cash flows provided by operating activities	1,237,069	1,590,941	1,175,069
Investing activities:
Capital expenditures	(1,979,459)	(2,185,800)	(1,341,070)
Contributions in aid of construction costs	25,783	57,547	60,492
Proceeds from asset sales and related transactions	15,999	12,027	3,927
Increase in restricted cash	(132,775)	(47,347)	(8,715)
Cash used for business combinations (see Note 12)	(202,160)	(35,793)	(276,500)
Acquisition of intangible assets	(5,126)	(11,232)	--
Investments in unconsolidated affiliates	(129,816)	(332,909)	(138,266)
Advances from (to) unconsolidated affiliates	(4,315)	(10,100)	10,844
Cash used in investing activities	(2,411,869)	(2,553,607)	(1,689,288)
Financing activities:
Borrowings under debt agreements	8,683,450	6,024,518	3,378,285
Repayments of debt	(6,528,126)	(4,458,141)	(2,907,000)
Debt issuance costs	(17,584)	(16,511)	(8,955)
Distributions paid to partners	(1,037,373)	(957,705)	(843,292)
Distributions paid to minority interests	(55,851)	(32,326)	(8,831)
Proceeds from initial public offering of Duncan Energy Partners in minority interests (see Notes 2 and 17)	--	290,466	--
Other contributions from minority interests	28	12,506	27,578
Net proceeds from issuance of common units	142,777	69,221	857,187
Repurchase of restricted option awards	--	(1,568)	--
Acquisition of treasury units	(1,911)	--	--
Monetization of interest rate hedging financial instruments (see Note 7)	(14,444)	48,895	--
Cash provided by financing activities	1,170,966	979,355	494,972
Effect of exchange rate changes on cash	(515)	414	(232)
Net change in cash and cash equivalents	(3,834)	16,689	(19,247)
Cash and cash equivalents, January 1	39,722	22,619	42,098
Cash and cash equivalents, December 31	$35,373	$39,722	$22,619

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED PARTNERS’ EQUITY
(See Note 15 for Unit History, Detail of Changes in Limited Partners’ Equity and Accumulated Other Comprehensive Income (Loss))
(Dollars in thousands)

				Accumulated
				Other
	Limited	General	Deferred	Comprehensive
	Partners	Partner	Compensation	Income (Loss)	Total
Balance, December 31, 2005	$5,561,338	$113,496	$(14,597)	$19,072	$5,679,309
Net income	504,156	96,999	--	--	601,155
Operating leases paid by EPCO, Inc.	2,067	42	--	--	2,109
Cash distributions to partners	(739,632)	(101,805)	--	--	(841,437)
Unit option reimbursements to EPCO, Inc.	(1,818)	(41)	--	--	(1,859)
Net proceeds from issuance of common units	830,825	16,943	--	--	847,768
Common units issued to Lewis in connection with Encinal acquisition	181,112	3,705	--	--	184,817
Proceeds from exercise of unit options	5,601	114	--	--	5,715
Change in accounting method for equity awards (see Note 8)	(15,815)	(307)	14,597	--	(1,525)
Amortization of equity awards	8,282	155	--	--	8,437
Change in funded status of pension and postretirement plans, net of tax	--	--	--	(464)	(464)
Foreign currency translation adjustment	--	--	--	(807)	(807)
Acquisition-related disbursement of cash	(6,199)	(126)	--	--	(6,325)
Cash flow hedges	--	--	--	3,340	3,340
Balance, December 31, 2006	6,329,917	129,175	--	21,141	6,480,233
Net income	417,728	115,946	--	--	533,674
Operating leases paid by EPCO, Inc.	2,063	42	--	--	2,105
Cash distributions to partners	(833,793)	(124,388)	--	--	(958,181)
Unit option reimbursements to EPCO, Inc.	(2,999)	(58)	--	--	(3,057)
Net proceeds from issuance of common units	60,445	1,232	--	--	61,677
Proceeds from exercise of unit options	7,549	154	--	--	7,703
Repurchase of restricted units and options	(1,568)	--	--	--	(1,568)
Amortization of equity awards	13,553	194	--	--	13,747
Change in funded status of pension and postretirement plans, net of tax	--	--	--	1,052	1,052
Foreign currency translation adjustment	--	--	--	2,007	2,007
Cash flow hedges	--	--	--	(7,743)	(7,743)
Balance, December 31, 2007	5,992,895	122,297	--	16,457	6,131,649
Net income	811,547	142,474	--	--	954,021
Operating leases paid by EPCO, Inc.	1,997	41	--	--	2,038
Cash distributions to partners	(892,693)	(144,130)	--	--	(1,036,823)
Unit option reimbursements to EPCO, Inc.	(550)	--	--	--	(550)
Non-cash distributions	(7,140)	(144)	--	--	(7,284)
Acquisition of treasury units	(1,873)	(38)	--	--	(1,911)
Net proceeds from issuance of common units	139,248	2,842	--	--	142,090
Proceeds from exercise of unit options	679	8	--	--	687
Amortization of equity awards	18,996	249	--	--	19,245
Change in funded status of pension and postretirement plans, net of tax	--	--	--	(1,339)	(1,339)
Foreign currency translation adjustment	--	--	--	(2,501)	(2,501)
Cash flow hedges	--	--	--	(114,334)	(114,334)
Balance, December 31, 2008	$6,063,106	$123,599	$--	$(101,717)	$6,084,988

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

We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO, Inc. (“EPCO”).  We conduct substantially all of our business through our wholly owned subsidiary, Enterprise Products Operating LLC (“EPO”), as successor in interest by merger to Enterprise Products Operating L.P.  We are owned 98.0% by our limited partners and 2.0% by Enterprise Products GP, LLC (our general partner, referred to as “EPGP”).  EPGP is owned 100.0% by Enterprise GP Holdings L.P. (“Enterprise GP Holdings”), a publicly traded affiliate, the units of which are listed on the NYSE under the ticker symbol “EPE.”  The general partner of Enterprise GP Holdings is EPE Holdings, LLC (“EPE Holdings”), a wholly owned subsidiary of Dan Duncan LLC, the membership interests of which are owned by Dan L. Duncan.  We, EPGP, Enterprise GP Holdings, EPE Holdings and Dan Duncan LLC are affiliates and under common control of Dan L. Duncan, the Group Co-Chairman and controlling shareholder of EPCO.

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

References to “Employee Partnerships” mean EPE Unit L.P. (“EPE Unit I”), EPE Unit II, L.P. (“EPE Unit II”), EPE Unit III, L.P. (“EPE Unit III”), Enterprise Unit L.P. (“Enterprise Unit”) and EPCO Unit L.P. (“EPCO Unit”), collectively, all of which are private company affiliates of EPCO.

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

On December 8, 2008, Duncan Energy Partners entered into a Purchase and Sale Agreement (the “DEP II Purchase Agreement”) with EPO and Enterprise GTM Holdings L.P. (“Enterprise GTM,” a wholly owned subsidiary of EPO).  Pursuant to the DEP II Purchase Agreement, DEP Operating Partnership L.P. (“DEP OLP”) acquired 100.0% of the membership interests in Enterprise III, LLC (“Enterprise III”) from Enterprise GTM, thereby acquiring a 66.0% general partner interest in Enterprise GC, L.P. (“Enterprise GC”), a 51.0% general partner interest in Enterprise Intrastate L.P. (“Enterprise Intrastate”) and a 51.0% membership interest in Enterprise Texas Pipeline LLC (“Enterprise Texas”).  Collectively, we refer to Enterprise GC, Enterprise Intrastate and Enterprise Texas as the “DEP II Midstream Businesses.”  EPO was

the sponsor of this second dropdown transaction.  Enterprise GTM retained the remaining general partner and member interests in the DEP II Midstream Businesses (see Note 17).

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

Note 2.  Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is determined based on specific identification and estimates of future uncollectible accounts.  Our procedure for determining the allowance for doubtful accounts is based on (i) historical experience with customers, (ii) the perceived financial stability of customers based on our research and (iii) the levels of credit we grant to customers.  In addition, we may increase the allowance account in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties.  On a routine basis, we review estimates associated with the allowance for doubtful accounts to ensure that we have recorded sufficient reserves to cover potential losses.  Our allowance also includes estimates for uncollectible natural gas imbalances based on specific identification of accounts.

The following table presents the activity of our allowance for doubtful accounts for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$21,659	$23,406	$37,329
Charges to expense	1,098	2,614	473
Deductions	(7,634)	(4,361)	(14,396)
Balance at end of period	$15,123	$21,659	$23,406

See “Credit Risk Due to Industry Concentrations” in Note 21 for more information.

Cash and Cash Equivalents

Cash and cash equivalents represent unrestricted cash on hand and highly liquid investments with original maturities of less than three months from the date of purchase.

Our Statements of Consolidated Cash Flows are prepared using the indirect method.  The indirect method derives net cash flows provided by operating activities by adjusting net income to remove (i) the effects of all deferrals of past operating cash receipts and payments, such as changes during the period in inventory, deferred income and similar transactions, (ii) the effects of all accruals of expected future operating cash receipts and cash payments, such as changes during the period in receivables and payables, (iii) other non-cash amounts such as depreciation, amortization, changes in the fair market value of financial instruments and equity in earnings in unconsolidated affiliates and (iv) the effects of all items classified as investing or financing cash flows, such as proceeds from asset sales and related transactions or extinguishment of debt.

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

If the entity is organized as a limited partnership or limited liability company and maintains separate ownership accounts, we account for our investment using the equity method if our ownership interest is between 3.0% and 50.0% and we exercise significant influence over the entity’s operating and financial policies.  For all other types of investments, we apply the equity method of accounting if our ownership interest is between 20.0% and 50.0% and we exercise significant influence over the entity’s operating and financial policies.  In consolidation we eliminate our proportionate share of profits and losses from transactions with equity method unconsolidated affiliates to the extent such amounts are material and remain on our Consolidated Balance Sheets (or those of our equity method investments) in inventory or similar accounts.

If our ownership interest in an entity does not provide us with either control or significant influence we account for the investment using the cost method.  We currently do not have any investments accounted for using the cost method.

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

Current Assets and Current Liabilities

We present, as individual captions in our Consolidated Balance Sheets, all components of current assets and current liabilities that exceed 5.0% of total current assets and liabilities, respectively.

Deferred Revenues

Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  At December 31, 2008 and 2007, deferred revenues totaled $107.8 million and $74.4 million, respectively, and were recorded as a component of other current and long-term liabilities, as appropriate, on our Consolidated Balance Sheets.  See Note 4 for information regarding our revenue recognition policies.

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

Statement of Financial Accounting Standards (“SFAS”) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106, and 132(R), requires businesses to record the over-funded or under-funded status of defined benefit pension and other postretirement plans as an asset or liability at a measurement date and to recognize annual changes in the funded status of each plan through other comprehensive income (loss).  At December 31, 2006, Dixie adopted the provisions of SFAS 158.  See Note 6 for additional information regarding Dixie’s employee benefit plans.

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2008, none of our estimated environmental remediation liabilities are discounted to present value since the ultimate amount and timing of cash payments for such liabilities are not readily determinable.

Environmental costs and related accruals were not significant prior to the GulfTerra Merger.  As a result of the merger, we assumed an environmental liability for remediation costs associated with mercury gas meters.  The balance of this environmental liability was $6.3 million and $17.2 million at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, total reserves for environmental liabilities, including those related to the mercury gas meters, were $15.4 million and $26.5 million, respectively.  At December 31, 2008 and 2007, $2.8 million and $6.3 million, respectively, of these amounts are classified as current liabilities.

In February 2007, we reserved $6.5 million in cash we received from a third party to fund anticipated environmental remediation costs.  These expected costs are associated with assets acquired in connection with the GulfTerra Merger.  Previously, the third party had been obligated to indemnify us for such costs.  As a result of the settlement, this indemnification arrangement was terminated.

The following table presents the activity of our environmental reserves for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
Balance at beginning of period	$26,459	$24,178	$22,090
Charges to expense	905	375	1,105
Acquisition-related additions and other	--	6,499	8,811
Deductions	(12,002)	(4,593)	(7,828)
Balance at end of period	$15,362	$26,459	$24,178

Equity Awards

See Note 5 for information regarding our accounting for equity awards.

Estimates

Preparing our financial statements in conformity with generally accepted accounting principles  in the United States (“GAAP”) requires management to make estimates and assumptions that affect amounts presented in the financial statements (i.e. assets, liabilities, revenue and expenses) and disclosures about contingent assets and liabilities.  Our actual results could differ from these estimates.  On an ongoing basis, management reviews its estimates based on currently available information.  Changes in facts and circumstances may result in revised estimates.

We revised the remaining useful lives of certain assets, most notably the assets that constitute our Texas Intrastate System, effective January 1, 2008.  This revision adjusted the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since our original determination made in September 2004.  These revisions will prospectively reduce our depreciation expense on assets having carrying values totaling $2.72 billion at January 1, 2008.  For additional information regarding this change in estimate, see Note 10.

Exchange Contracts

Exchanges are contractual agreements for the movements of NGLs and certain petrochemical products between parties to satisfy timing and logistical needs of the parties.  Net exchange volumes borrowed from us under such agreements are valued at market-based prices and included in accounts receivable, and net exchange volumes loaned to us under such agreements are valued at market-based prices and accrued as a liability in accrued product payables.

Receivables and payables arising from exchange transactions are settled with movements of products rather than with cash.  When payment or receipt of monetary consideration is required for product differentials and service costs, such items are recognized in our consolidated financial statements on a net basis.

Exit and Disposal Costs

Exit and disposal costs are charges associated with an exit activity not associated with a business combination or with a disposal activity covered by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Examples of these costs include (i) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, (ii) costs to terminate a contract that is not a capital lease, and (iii) costs to consolidate facilities or relocate employees.  In accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities, we recognize such costs when they are incurred rather than at the date of our commitment to an exit or disposal plan.

Financial Instruments

We use financial instruments such as swaps, forwards and other contracts to manage price risks associated with inventories, firm commitments, interest rates, foreign currency and certain anticipated transactions.  We recognize these transactions as assets or liabilities on our Consolidated Balance Sheets based on the instrument’s fair value.  Fair value is generally defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, not in a forced or liquidation sale.

Changes in fair value of financial instrument contracts are recognized in earnings in the current period (i.e., using mark-to-market accounting) unless specific hedge accounting criteria are met.  If the financial instrument meets the criteria of a fair value hedge, gains and losses incurred on the instrument will be recorded in earnings to offset corresponding losses and gains on the hedged item.  If the financial instrument meets the criteria of a cash flow hedge, gains and losses incurred on the instrument are recorded in accumulated other comprehensive income (loss), which is generally referred to as “AOCI.”  Gains and losses on cash flow hedges are reclassified from accumulated other comprehensive income (loss) to earnings when the forecasted transaction occurs or, as appropriate, over the economic life of the hedged item.  A contract designated as a hedge of an anticipated transaction that is no longer likely to occur is immediately recognized in earnings.

To qualify for hedge accounting, the item to be hedged must expose us to risk and the related hedging instrument must reduce the exposure and meet the hedging requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended and interpreted).  We formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at its inception and thereafter on a quarterly basis.  Any hedge ineffectiveness is immediately recognized in earnings.  See Note 8 for additional information regarding our financial instruments.

Foreign Currency Translation

We own a NGL marketing business located in Canada.  The financial statements of this foreign subsidiary are translated into U.S. dollars from the Canadian dollar, which is the subsidiary’s functional currency, using the current rate method.  Its assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, while revenue and expense items are translated at average rates of exchange during the reporting period.  Exchange gains and losses arising from foreign currency translation adjustments are reflected as separate components of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.  Our net cash flows from this Canadian subsidiary may be adversely affected by changes in foreign currency exchange rates.  See Note 7 for information regarding our hedging of currency risk.

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

We recorded a non-cash asset impairment charge of $0.1 million in 2006, which is reflected as a component of operating costs and expenses in our 2006 Statement of Consolidated Operations.  No asset impairment charges were recorded in 2008 and 2007.

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

During 2007, we evaluated our equity method investment in Nemo Gathering Company, LLC (“Nemo”) for impairment.  As a result of this evaluation, we recorded a $7.0 million non-cash impairment charge that is a component of “Equity in earnings of unconsolidated affiliates” on our Consolidated Statement of Operations for the year ended December 31, 2007.  Similarly, during 2006, we evaluated our investment in Neptune Pipeline Company, L.L.C. (“Neptune”) for impairment.  As a result of this evaluation, we recorded a $7.4 million non-cash impairment charge that is a component of “Equity in earnings of unconsolidated affiliates” on our Consolidated Statement of Operations for the year ended December 31, 2006.  We had no such impairment charges during the year ended December 31, 2008. See Note 11 for additional information regarding our equity method investments.

Income Taxes

Provision for income taxes is primarily applicable to our state tax obligations under the Revised Texas Franchise Tax and certain federal and state tax obligations of Seminole Pipeline Company (“Seminole”) and Dixie, both of which are consolidated subsidiaries of ours.  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax.  In May 2006, the State of Texas expanded its pre-existing franchise tax, which applied to corporations and limited liability companies, to include limited partnerships and limited liability partnerships.  As a result of the change in tax law, our tax status in the State of Texas changed from non-taxable to taxable.

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

In accordance with Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes, we must recognize the tax effects of any uncertain tax positions we may adopt, if the position taken by us is more likely than not sustainable.  If a tax position meets such criteria, the tax effect to be recognized by us would be the largest amount of benefit with more than a 50.0% chance of being realized upon settlement.  This guidance was effective January 1, 2007, and our adoption of this guidance had no material impact on our financial position, results of operations or cash flows.  See Note 18 for additional information regarding our income taxes.

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

Minority Interest

As presented in our Consolidated Balance Sheets, minority interest represents third-party and affiliate ownership interests in the net assets of our consolidated subsidiaries.  For financial reporting purposes, the assets and liabilities of our controlled subsidiaries, including Duncan Energy Partners, are consolidated with those of our own, with any third-party or affiliate ownership in such amounts presented as minority interest.

Minority interest, as reflected on our December 31, 2008 and 2007 balance sheets, consists of $281.1 million and $288.6 million, respectively, attributable to third party owners of Duncan Energy Partners and the remainder to our other consolidated affiliates.

Minority interest expense for the year ended December 31, 2008 and 2007 includes $17.3 million and $13.9 million, respectively, attributable to third party owners of Duncan Energy Partners.  The remaining minority interest expense amounts for 2008 and 2007 are attributable to our other consolidated affiliates.

Contributions from minority interests for the year ended December 31, 2007 include $290.5 million received from third parties in connection with the initial public offering of Duncan Energy Partners in February 2007.

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

At December 31, 2008 and 2007, our natural gas imbalance receivables, net of allowance for doubtful accounts, were $48.4 million and $60.9 million, respectively, and are reflected as a component of “Accounts and notes receivable – trade” on our Consolidated Balance Sheets.  At December 31, 2008 and 2007, our imbalance payables were $40.7 million and $38.3 million, respectively, and are reflected as a component of “Accrued product payables” on our Consolidated Balance Sheets.

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

In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits.  The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of the assets.  Our estimate of depreciation incorporates assumptions regarding the useful economic lives and residual values of our assets.  At the time we place our assets in service, we believe such assumptions are reasonable.  Under our depreciation policy for midstream energy assets, the remaining economic lives of such assets are limited to the estimated life of the natural resource basins (based on proved reserves at the time of the analysis) from which such assets derive their throughput or processing volumes.  Our forecast of the remaining life for the applicable resource basins is based on several factors, including information published by the U.S. Energy Information Administration.  Where appropriate, we use other depreciation methods (generally accelerated) for tax purposes.

Leasehold improvements are recorded as a component of property, plant and equipment.  The cost of leasehold improvements is charged to earnings using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.  We consider renewal terms that are deemed reasonably assured when estimating remaining lease terms.

Our assumptions regarding the useful economic lives and residual values of our assets may change in response to new facts and circumstances, which would change our depreciation amounts prospectively.  Examples of such circumstances include, but are not limited to, the following: (i) changes in laws and regulations that limit the estimated economic life of an asset; (ii) changes in technology that render an asset obsolete; (iii) changes in expected salvage values; or (iv) significant changes in the forecast life of proved reserves of applicable resource basins, if any.  See Note 10 for additional information regarding our property, plant and equipment, including a change in depreciation expense beginning January 1, 2008 resulting from a change in the estimated useful life of certain assets.

Certain of our plant operations entail periodic planned outages for major maintenance activities.  These planned shutdowns typically result in significant expenditures, which are principally comprised of amounts paid to third parties for materials, contract services and related items.  We use the expense-as-incurred method for our planned major maintenance activities; however, the cost of annual planned major maintenance projects are deferred and recognized ratably over the remaining portion of the calendar year in which such projects occur.

Asset retirement obligations (“AROs”) are legal obligations associated with the retirement of tangible long-lived assets that result from their acquisition, construction, development and/or normal operation.  When an ARO is incurred, we record a liability for the ARO and capitalize an equal amount as an increase in the carrying value of the related long-lived asset.  Over time, the liability is accreted to its present value (accretion expense) and the capitalized amount is depreciated over the remaining useful life of the related long-lived asset.  We will incur a gain or loss to the extent that our ARO liabilities are not settled at their recorded amounts.

Restricted Cash

Restricted cash represents amounts held in connection with our commodity financial instruments portfolio and New York Mercantile Exchange (“NYMEX”) physical natural gas purchases.  Additional cash may be restricted to maintain our positions as commodity prices fluctuate or deposit requirements change.  At December 31, 2007, restricted cash also included amounts held by a third party trustee responsible for disbursing proceeds from our Petal GO Zone bond offering.  During 2008, virtually all proceeds from the Petal GO Zone bonds were released by the trustee to fund construction costs associated with the expansion of our Petal, Mississippi storage facility.  The following table presents the components of our restricted cash balances at the periods indicated:

	At December 31,
	2008	2007
Amounts held in brokerage accounts related to
commodity hedging activities and physical natural gas purchases	$203,789	$53,144
Proceeds from Petal GO Zone bonds reserved for construction costs	1	17,871
Total restricted cash	$203,790	$71,015

Revenue Recognition

See Note 4 for information regarding our revenue recognition policies.

Start-Up and Organization Costs

Start-up costs and organization costs are expensed as incurred.  Start-up costs are defined as one-time activities related to opening a new facility, introducing a new product or service, conducting activities in a new territory, pursuing a new class of customer, initiating a new process in an existing facility or some new operation.  Routine ongoing efforts to improve existing facilities, products or services are not considered start-up costs.  Organization costs include legal fees, promotional costs and similar charges incurred in connection with the formation of a business.

Note 3.  Recent Accounting Developments

The accounting standard setting bodies have recently issued the following accounting guidance that will affect our future financial statements:  SFAS 141(R), Business Combinations;  FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets;  SFAS 157, Fair Value Measurements;  SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB 51; SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS 133; Emerging Issues Task Force (“EITF”) 08-6, Equity Method Investment Accounting Considerations; and EITF 07-4, Application of the Two Class Method Under SFAS 128, Earnings Per Share, to Master Limited Partnerships (“MLPs”).

SFAS 141(R), Business Combinations. SFAS 141(R) replaces SFAS 141, Business Combinations and was effective January 1, 2009.  SFAS 141(R) retains the fundamental requirements of SFAS 141 in that the acquisition method of accounting (previously termed the “purchase method”) be used for all business combinations and for the “acquirer” to be identified in each business combination.  SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control.  This new guidance also retains guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.   SFAS 141(R) will have an impact on the way in which we evaluate acquisitions.

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

▪
Recognizes and measures any goodwill acquired in the business combination or a gain resulting from a bargain purchase.  SFAS 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in net income as a gain attributable to the acquirer.

▪	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS 141(R) also requires that direct costs of an acquisition (e.g. finder’s fees, outside consultants, etc.) be expensed as incurred and not capitalized as part of the purchase price.

FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 revised the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets.  These revisions are intended to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of such assets under SFAS 141(R) and other accounting guidance. The measurement and disclosure requirements of this new guidance will be applied to intangible assets acquired after January 1, 2009.   Our adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Although certain provisions of SFAS 157 were effective January 1, 2008, the remaining guidance of this new standard applicable to nonfinancial assets and liabilities was effective January 1, 2009.  See Note 7 for information regarding fair value-related disclosures required for 2008 in connection with SFAS 157.

SFAS 157 applies to fair-value measurements that are already required (or permitted) by other accounting standards and is expected to increase the consistency of those measurements.  SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop such measurements, and the effect of certain of the measurements on earnings (or changes in net assets) during a period.  Our adoption of this guidance is not expected to have a material impact on our consolidated financial statements.  SFAS 157 will impact the valuation of assets and liabilities (and related disclosures) in connection with future business combinations and impairment testing.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51.  SFAS 160 established accounting and reporting standards for noncontrolling interests, which have been referred to as minority interests in prior accounting literature.  SFAS 160 was effective January 1, 2009.  A noncontrolling interest is that portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to a reporting entity.  This new standard requires, among other things, that (i) ownership interests of noncontrolling interests be presented as a component of equity on the balance sheet (i.e., elimination of the “mezzanine” presentation); (ii) elimination of minority interest expense as a line item on the statement of income and, as a result, that net income be allocated between the reporting entity and noncontrolling interests on the face of the statement of income; and (iii) enhanced disclosures regarding noncontrolling interests.

SFAS 160 will affect the presentation of minority interest on our financial statements beginning with the first quarter of 2009.  Minority interest in the net assets of our consolidated subsidiaries will be presented as a component of partners’ equity on our Consolidated Balance Sheets.   With respect to our Statements of Consolidated Operations, net income and comprehensive income will be allocated between minority interests and us, as applicable.

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS 133.  SFAS 161 revised the disclosure requirements for financial instruments and related hedging activities to provide users of financial statements with an enhanced understanding of (i) why and how an entity uses financial instruments, (ii) how an entity accounts for financial instruments and related hedged items under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (including related interpretations), and (iii) how financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

SFAS 161 requires qualitative disclosures about objectives and strategies for using financial instruments, quantitative disclosures about fair value amounts of and gains and losses on financial instruments, and disclosures about credit risk-related contingent features in financial instrument agreements.  SFAS 161 was effective January 1, 2009 and we will apply its requirements beginning with the first quarter of 2009.

EITF 08-6, Equity Method Investment Accounting Considerations.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments under SFAS 141(R) and SFAS 160.  EITF 08-6 generally requires that (i) transaction costs should be included in the initial carrying value of an equity method investment; (ii) an equity method investor shall not test separately an investee’s underlying assets for impairment, rather such testing should be performed in accordance with Opinion 18 (i.e., on the equity method investment itself); (iii) an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment (any gain or loss to the investor resulting from the investee’s share issuance shall be recognized in earnings);  and (iv) a gain or loss should not be recognized when changing the method of accounting for an investment from the equity method to the cost method.  EITF 08-6 was effective January 1, 2009.

EITF 07-4, Application of the Two Class Method Under SFAS 128, Earnings Per Share, to MLPs.  EITF 07-4 prescribes the manner in which a MLP should allocate and present earnings per unit using the two-class method set forth in SFAS 128, Earnings Per Share.  Under the two-class method, current period earnings are allocated to the general partner (including earnings attributable to any embedded incentive distribution rights (“IDRs”)) and limited partners according to the distribution formula for available cash set forth in the MLP’s partnership agreement.  EITF 07-4 was effective for us on January 1, 2009.  Our adoption of EITF 07-4 did not have a material impact on our earnings per unit computations and disclosures.

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

Offshore Pipelines & Services

This aspect of our business generates revenues from the provision of offshore natural gas and crude oil pipeline transportation services and related offshore platform operations.  Our offshore natural gas pipelines generate revenues through fee-based contracts or tariffs where revenues are equal to the product of a fee per unit of volume (typically in million British thermal units) multiplied by the volume of natural gas transported.  Revenues associated with these fee-based contracts and tariffs are recognized when natural gas volumes have been delivered.

The majority of revenues from our offshore crude oil pipelines are generated based upon a transportation fee per unit of volume (typically in barrels) multiplied by the volume delivered to the customer.  A substantial portion of the revenues generated by our offshore crude oil pipeline systems are attributable to long-term transportation agreements with producers.  The revenues we earn for our services are dependent on the volume of crude oil to be delivered and the level of fees charged to customers.

Revenues from offshore platform services generally consist of demand payments and commodity charges.  Revenues from platform services are recognized in the period the services are provided.  Demand fees represent charges to customers served by our offshore platforms regardless of the volume the customer delivers to the platform.  Revenues from commodity charges are based on a fixed-fee per unit of volume delivered to the platform (typically per million cubic feet of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered.  Contracts for platform services often include both demand payments and commodity charges, but demand payments generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers.  Our Independence Hub and Marco Polo offshore platforms earn a significant amount of demand revenues.  The Independence Hub platform will earn $54.6 million of demand revenues annually through March 2012.  The Marco Polo platform will earn $2.1 million of demand revenues monthly through March 2009.

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

Note 5.  Accounting for Equity Awards

We account for equity awards in accordance with SFAS 123(R), Share-Based Payment.  SFAS 123(R) requires us to recognize compensation expense related to equity awards based on the fair value of the award at grant date.  The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant. The fair value of other equity awards is estimated using the Black-Scholes option pricing model.  The fair value of an equity-classified award (such as a restricted unit award) is amortized to earnings on a straight-line basis over the requisite service or vesting period. Compensation expense for liability-classified awards (such as unit appreciation rights (“UARs”)) is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period.  Liability-classified awards are settled in cash upon vesting.

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

Prior to our adoption of SFAS 123(R), we did not recognize any compensation expense related to unit options; however, compensation expense was recognized in connection with awards granted by EPE Unit I and the issuance of restricted units.  The effects of applying SFAS 123(R) during the year ended December 31, 2006 did not have a material effect on our net income or basic and diluted earnings per unit. Since we adopted SFAS 123(R) using the modified prospective method, we have not restated the financial statements of prior periods to reflect this new standard.

The following table summarizes our equity compensation amounts by plan during each of the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
EPCO 1998 Long-Term Incentive Plan (“EPCO 1998 Plan”)
Unit options	$439	$4,447	$701
Restricted units	8,816	7,721	5,019
Total EPCO 1998 Plan (1)	9,255	12,168	5,720
Enterprise Products 2008 Long-Term Incentive Plan (“EPD 2008 LTIP”)
Unit options	87	--	--
Total EPD 2008 LTIP	87	--	--
Employee Partnerships	5,535	3,911	2,146
DEP GP UARs	1	69	--
Total compensation expense	$14,878	$16,148	$7,866

(1) Amounts for the year ended December 31, 2007 include $4.6 million associated with the resignation of our general partner’s former chief executive officer.

EPCO 1998 Plan

Unit option awards.  Under the EPCO 1998 Plan, non-qualified incentive options to purchase a fixed number of our common units may be granted to key employees of EPCO who perform management, administrative or operational functions for us.  When issued, the exercise price of each option grant is equivalent to the market price of the underlying equity on the date of grant.  During 2008, in response to changes in the federal tax code applicable to certain types of equity awards, we amended the terms of certain of our outstanding unit options.  In general, the expiration dates of these awards were modified from May and August 2017 to December 2012.

In order to fund its obligations under the EPCO 1998 Plan, EPCO may purchase common units at fair value either in the open market or directly from us.  When employees exercise unit options, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

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

The EPCO 1998 Plan provides for the issuance of up to 7,000,000 of our common units.   After giving effect to outstanding option awards at December 31, 2008 and the issuance and forfeiture of restricted unit awards through December 31, 2008, a total of 814,674 additional common units could be issued under the EPCO 1998 Plan.

The following table presents option activity under the EPCO 1998 Plan for the periods indicated:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Strike Price	Contractual	Intrinsic
	Units	(dollars/unit)	Term (in years)	Value (1)
Outstanding at December 31, 2005	2,082,000	$22.16
Granted (2)	590,000	24.85
Exercised	(211,000)	15.95
Forfeited	(45,000)	24.28
Outstanding at December 31, 2006	2,416,000	23.32
Granted (3)	895,000	30.63
Exercised	(256,000)	19.26
Settled or forfeited (4)	(740,000)	24.62
Outstanding at December 31, 2007 (5)	2,315,000	26.18
Exercised	(61,500)	20.38
Forfeited	(85,000)	26.72
Outstanding at December 31, 2008 (6)	2,168,500	26.32	5.19	$--
Options exercisable at:
December 31, 2006	591,000	$20.85	5.11	$4,808
December 31, 2007	335,000	$22.06	3.96	$3,291
December 31, 2008 (6)	548,500	$21.47	4.08	$--

(1)  Aggregate intrinsic value reflects fully vested unit options at the date indicated.
(2)  The total grant date fair value of these awards was $1.2 million based on the following assumptions: (i) weighted-average expected life of options of seven years; (ii) weighted-average risk-free interest rate of 5.0%; (iii) weighted-average expected distribution yield on our common units of 8.9%; and (iv) weighted-average expected unit price volatility on our common units of 23.5%.
(3)  The total grant date fair value of these awards was $2.4 million based on the following assumptions: (i) expected life of options of seven years; (ii) weighted-average risk-free interest rate of 4.8%; (iii) weighted-average expected distribution yield on our common units of 8.4%; and (iv) weighted-average expected unit price volatility on our common units of 23.2%.
(4)  Includes the settlement of 710,000 options in connection with the resignation of our general partner’s former chief executive officer.
(5)  During 2008, we amended the terms of certain of our outstanding unit options. In general, the expiration dates of these awards were modified from May and August 2017 to December 2012.
(6)  We were committed to issue 2,168,500 and 2,315,000 of our common units at December 31, 2008 and 2007, respectively, if all outstanding options awarded under the EPCO 1998 Plan (as of these dates) were exercised. An additional 365,000, 480,000 and 775,000 of these options are exercisable in 2009, 2010 and 2012, respectively.

The total intrinsic value of option awards exercised during the years ended December 31, 2008, 2007 and 2006 were $0.6 million, $3.0 million and $2.2 million, respectively.  At December 31, 2008, there was an estimated $1.7 million of total unrecognized compensation cost related to nonvested unit option awards granted under the EPCO 1998 Plan.  We expect to recognize this cost over a weighted-average period of 2.1 years.  We will recognize our share of these costs in accordance with the EPCO administrative services agreement (the “ASA”) (see Note 17).

During the years ended December 31, 2008 and 2007, we received cash of $0.7 million and $7.5 million, respectively, from the exercise of option awards granted under the EPCO 1998 Plan.  Conversely, our option-related reimbursements to EPCO were $0.6 million and $3.0 million, respectively.

Restricted unit awards.  Under the EPCO 1998 Plan, we may also issue restricted common units to key employees of EPCO and directors of our general partner.  In general, the restricted unit awards allow recipients to acquire the underlying common units at no cost to the recipient once a defined cliff vesting period expires, subject to certain forfeiture provisions.  The restrictions on such units generally lapse four years from the date of grant.  Compensation expense is recognized on a straight-line basis over the vesting period.  Fair value of such restricted units is based on the market price of the underlying common units on the date of grant and an allowance for estimated forfeitures.

Each recipient is also entitled to cash distributions equal to the product of the number of restricted units outstanding for the participant and the cash distribution per unit paid by us to our unitholders.   Since restricted units are issued securities, such distributions are reflected as a component of cash distributions to partners as shown on our Statements of Consolidated Cash Flows.  We paid $3.9 million, $2.6 million and $1.6 million in cash distributions with respect to restricted units during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information regarding our restricted unit awards for the periods indicated:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Units	per Unit (1)
Restricted units at December 31, 2005	751,604
Granted (2)	466,400	$25.21
Vested	(42,136)	$24.02
Forfeited	(70,631)	$22.86
Restricted units at December 31, 2006	1,105,237
Granted (3)	738,040	$25.61
Vested	(4,884)	$25.28
Forfeited	(36,800)	$23.51
Settled (4)	(113,053)	$23.24
Restricted units at December 31, 2007	1,688,540
Granted (5)	766,200	$24.93
Vested	(285,363)	$23.11
Forfeited	(88,777)	$26.98
Restricted units at December 31, 2008	2,080,600

(1)  Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. The weighted-average grant date fair value per unit for forfeited and vested awards is determined before an allowance for forfeitures.
(2)  Aggregate grant date fair value of restricted unit awards issued during 2006 was $10.8 million based on grant date market prices of our common units ranging from $24.85 to $27.45 per unit and estimated forfeiture rates ranging from 7.8% to 9.8%.
(3)  Aggregate grant date fair value of restricted unit awards issued during 2007 was $18.9 million based on grant date market prices of our common units ranging from $28.00 to $31.83 per unit and estimated forfeiture rates ranging from 4.6% to 17.0%.
(4)  Reflects the settlement of restricted units in connection with the resignation of our general partner’s former chief executive officer.
(5)  Aggregate grant date fair value of restricted unit awards issued during 2008 was $19.1 million based on grant date market prices of our common units ranging from $25.00 to $32.31 per unit and an estimated forfeiture rate of 17.0%.

The total fair value of restricted unit awards that vested during the year ended December 31, 2008 was $6.6 million.  At December 31, 2008, there was an estimated $31.5 million of total unrecognized compensation cost related to restricted unit awards granted under the EPCO 1998 Plan, which we expect to recognize over a weighted-average period of 2.3 years. We will recognize our share of such costs in accordance with the ASA.

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

The EPCO 1998 Plan also provides for the award of distribution equivalent rights (“DERs”) in tandem with its phantom unit awards.  A DER entitles the participant to cash distributions equal to the product of the number of phantom units outstanding for the participant and the cash distribution rate paid by us to our unitholders.  No DERs have been issued as of December 31, 2008 under the EPCO 1998 Plan.

EPD 2008 LTIP

On January 29, 2008, our unitholders approved the EPD 2008 LTIP, which provides for awards of our common units and other rights to our non-employee directors and to consultants and employees of EPCO and its affiliates providing services to us.  Awards under the EPD 2008 LTIP may be granted in the form of unit options, restricted units, phantom units, UARs and DERs.  The EPD 2008 LTIP is administered by EPGP’s Audit, Conflicts and Governance (“ACG”) Committee.  The EPD 2008 LTIP provides for the issuance of up to 10,000,000 of our common units.  After giving effect to option awards outstanding at December 31, 2008, a total of 9,205,000 additional common units could be issued under the EPD 2008 LTIP.

The EPD 2008 LTIP may be amended or terminated at any time by the Board of Directors of EPCO or EPGP’s ACG Committee; however, the rules of the NYSE require that any material amendment, such as a significant increase in the number of common units available under the plan or a change in the types of awards available under the plan, would require the approval of our unitholders.  The ACG Committee is also authorized to make adjustments in the terms and conditions of, and the criteria included in, awards under the plan in specified circumstances.  The EPD 2008 LTIP is effective until the earlier of January 29, 2018 or the time which all available units under the incentive plan have been delivered to participants or the time of termination of the plan by EPCO or EPGP’s ACG Committee.

Unit option awards.  The exercise price of unit options awarded to participants is determined by the ACG Committee (at its discretion) at the date of grant and may be no less than the fair market value of our common units at the date of grant.  The following table presents unit option activity under the EPD 2008 LTIP for the periods indicated:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Strike Price	Contractual
	Units	(dollars/unit)	Term (in years)
Outstanding at January 1, 2008	--
Granted (1)	795,000	$30.93
Outstanding at December 31, 2008 (2)	795,000	$30.93	5.00

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
(2)  The 795,000 units outstanding at December 31, 2008 will become exercisable in 2013.

At December 31, 2008, there was an estimated $1.3 million of total unrecognized compensation cost related to nonvested unit options granted under the EPD 2008 LTIP.  We expect to recognize our share of this cost over a remaining period of 3.4 years in accordance with the ASA.

Phantom unit awards.  The EPD 2008 LTIP also provides for the issuance of phantom unit awards.  These liability awards are automatically redeemed for cash based on the vested portion of the fair market value of the phantom units at redemption dates in each award.  The fair market value of each phantom unit award is equal to the market closing price of our common units on the redemption date.  Each participant is required to redeem their phantom units as they vest, which typically is three years from the date the award is granted.  There were a total of 4,400 phantom units granted under the EPD 2008 LTIP during the fourth quarter of 2008 and outstanding at December 31, 2008.  These awards cliff vest in 2011.  At December 31, 2008, we had an accrued liability of $5 thousand for compensation related to these phantom unit awards.

Employee Partnerships

As long-term incentive arrangements, EPCO has granted its key employees who perform services on behalf of us, EPCO and other affiliated companies, “profits interests” in five limited partnerships.  The employees were issued Class B limited partner interests and admitted as Class B limited partners in the Employee Partnerships without capital contributions.  As discussed and defined above, the Employee Partnerships are:  EPE Unit I; EPE Unit II; EPE Unit III; Enterprise Unit; and EPCO Unit.  Enterprise Unit and EPCO Unit were formed in 2008.

The Class B limited partner interests entitle each holder to participate in the appreciation in value of the publicly traded limited partner units owned by the underlying Employee Partnership.  The Employee Partnerships own either Enterprise GP Holdings units (“EPE units”) or Enterprise Products Partners’ common units (“EPD units”) or both.  The Class B limited partner interests are subject to forfeiture if the participating employee’s employment with EPCO is terminated prior to vesting, with customary exceptions for death, disability and certain retirements and upon certain change of control events.

We account for the profits interest awards under SFAS 123(R).  As a result, the compensation expense attributable to these awards is based on the estimated grant date fair value of each award.  An allocated portion of the fair value of these equity-based awards is charged to us under the ASA (see Note 17).  We are not responsible for reimbursing EPCO for any expenses of the Employee Partnerships, including the value of any contributions of cash or limited partner units made by private company affiliates of EPCO at the formation of each Employee Partnership.  However, pursuant to the ASA, beginning in February 2009 we will reimburse EPCO for our allocated share of distributions of cash or securities made to the Class B limited partners of EPCO Unit.

Each Employee Partnership has a single Class A limited partner, which is a privately-held indirect subsidiary of EPCO, and a varying number of Class B limited partners.   At formation, the Class A limited partner either contributes cash or limited partner units it owns to the Employee Partnership.   If cash is contributed, the Employee Partnership uses these funds to acquire limited partner units on the open market.  In general, the Class A limited partner earns a preferred return (either fixed or variable depending on the partnership agreement) on its investment (“Capital Base”) in the Employee Partnership and any residual quarterly cash amounts, if any, are distributed to the Class B limited partners.  Upon liquidation, Employee Partnership assets having a fair market value equal to the Class A limited partner’s Capital Base, plus any preferred return for the period in which liquidation occurs, will be distributed to the Class A limited partner.  Any remaining assets will be distributed to the Class B limited partner(s) as a residual profits interest.

The following table summarizes key elements of each Employee Partnership as of December 31, 2008:

		Initial	Class A
		Class A	Partner	Award	Grant Date	Unrecognized
Employee	Description	Capital	Preferred	Vesting	Fair Value	Compensation
Partnership	of Assets	Base	Return	Date (1)	of Awards (2)	Cost (3)

EPE Unit I	1,821,428 EPE units	$51.0 million	4.50% to 5.725% (4)	November 2012	$17.0 million	$9.3 million

EPE Unit II	40,725 EPE units	$1.5 million	4.50% to 5.725% (4)	February 2014	$0.3 million	$0.2 million

EPE Unit III	4,421,326 EPE units	$170.0 million	3.80%	May 2014	$32.7 million	$25.1 million

Enterprise Unit	881,836 EPE units 844,552 EPD units	$51.5 million	5.00%	February 2014	$4.2 million	$3.7 million

EPCO Unit	779,102 EPD units	$17.0 million	4.87%	November 2013	$7.2 million	$7.0 million
(1)  The vesting date may be accelerated for change of control and other events as described in the underlying partnership agreements.
(2)  Our estimated grant date fair values were determined using a Black-Scholes option pricing model and reflect adjustments for forfeitures, regrants and other modifications.  See following table for information regarding our fair value assumptions.
(3)  Unrecognized compensation cost represents the total future expense to be recognized by the EPCO group of companies as of December 31, 2008.   We will recognize our allocated share of such costs in the future.   The period over which the unrecognized compensation cost will be recognized is as follows for each Employee Partnership:  3.9 years, EPE Unit I; 5.1 years, EPE Unit II; 5.4 years, EPE Unit III; 5.1 years, Enterprise Unit; and 4.9 years, EPCO Unit.
(4)  In July 2008, the Class A preferred return was reduced from 6.25% to the floating amounts presented.

The following table summarizes the assumptions we used in deriving the estimated grant date fair value for each of the Employee Partnerships using a Black-Scholes option pricing model:

	Expected	Risk-Free	Expected	Expected
Employee	Life	Interest	Distribution Yield	Unit Price Volatility
Partnership	of Award	Rate	of EPE/EPD units	of EPE/EPD units

EPE Unit I	3 to 5 years	2.7% to 5.0%	3.0% to 4.8%	16.6% to 30.0%
EPE Unit II	5 to 6 years	3.3% to 4.4%	3.8% to 4.8%	18.7% to 19.4%
EPE Unit III	4 to 6 years	3.2% to 4.9%	4.0% to 4.8%	16.6% to 19.4%
Enterprise Unit	6 years	2.7% to 3.9%	4.5% to 8.0%	15.3% to 22.1%
EPCO Unit	5 years	2.4%	11.1%	50.0%

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

As of December 31, 2008, a total of 90,000 UARs had been granted to non-employee directors of DEP GP that cliff vest in 2012.  If a director resigns prior to vesting, his UAR awards are forfeited.  The grant date fair value with respect to these UARs is based on an Enterprise GP Holdings’ unit price of $36.68.

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

Defined Contribution Plan

Dixie contributed $0.3 million to its company-sponsored defined contribution plan for each of the years ended December 31, 2008 and 2007.

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

The following table presents Dixie’s benefit obligations, fair value of plan assets and funded status at December 31, 2008.

	Pension	Postretirement
	Plan	Plan
Projected benefit obligation	$7,733	$4,976
Accumulated benefit obligation	5,711	--
Fair value of plan assets	4,035	--
Funded status	(3,698)	(4,976)

Projected benefit obligations and net periodic benefit costs are based on actuarial estimates and assumptions.  The weighted-average actuarial assumptions used in determining the projected benefit obligation at December 31, 2008 were as follows:  discount rate of 6.4%; rate of compensation increase of 4.0% for both the pension and postretirement plans; and a medical trend rate of 8.5% for 2009 grading to an ultimate trend of 5.0% for 2015 and later years.  Dixie’s net pension and postretirement benefit costs for 2008 were $0.6 million and $0.4 million, respectively.  Dixie’s net pension and postretirement benefit costs for 2007 were $1.1 million (including settlement loss of $0.6 million) and $0.4 million, respectively.

Future benefits expected to be paid from Dixie’s pension and postretirement plans are as follows for the periods indicated:

	Pension	Postretirement
	Plan	Plan
2009	$289	$357
2010	334	399
2011	535	427
2012	408	440
2013	775	439
2014 through 2018	4,211	2,067
Total	$6,552	$4,129

Included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets at December 31, 2008 and 2007 are the following amounts that have not been recognized in net periodic pension costs (in millions):

	At December 31,
	2008	2007
Unrecognized transition obligation	$0.9	$1.0
Net of tax	0.5	0.6

Unrecognized prior service cost credit	(1.0)	(1.2)
Net of tax	(0.6)	(0.8)

Unrecognized net actuarial loss	1.3	2.8
Net of tax	0.8	1.7

Note 7.  Financial Instruments

We are exposed to financial market risks, including changes in commodity prices, interest rates and foreign exchange rates.  We may use financial instruments (e.g., futures, forwards, swaps, options and other financial instruments with similar characteristics) to mitigate the risks of certain identifiable and anticipated transactions.  In general, the types of risks we attempt to hedge are those related to (i) the variability of future earnings, (ii) fair values of certain debt obligations and (iii) cash flows resulting from changes in applicable interest rates, commodity prices or exchange rates. See Note 14 for information regarding our consolidated debt obligations.

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

The following table presents gains (losses) recorded in net income attributable to our interest rate risk and commodity risk hedging transactions for the periods indicated.  These amounts do not present the corresponding gains (losses) attributable to the underlying hedged items.

	For the Year Ended December 31,
	2008	2007	2006
Interest Rate Risk Hedging Portfolio:
EPO:
Reclassification of cash flow hedge amounts from AOCI, net	$4,409	$5,429	$4,234
Other gains (losses) from derivative transactions	5,340	(8,934)	(5,195)
Duncan Energy Partners:
Ineffective portion of cash flow hedges	(5)	(155)	--
Reclassification of cash flow hedge amounts from AOCI, net	(2,008)	350	--
Total hedging gains (losses), net, in consolidated interest expense	$7,736	$(3,310)	$(961)

Commodity Risk Hedging Portfolio:
EPO:
Reclassification of cash flow hedge amounts from AOCI, net - natural gas marketing activities	$(30,175)	$(3,299)	$(1,327)
Reclassification of cash flow hedge amounts from AOCI, net - NGL and petrochemical operations	(28,232)	(4,564)	13,891
Other gains (losses) from derivative transactions	29,772	(20,712)	(2,307)
Total hedging gains (losses), net, in consolidated operating costs and expenses	$(28,635)	$(28,575)	$10,257

The following table provides additional information regarding derivative instruments as presented in our Consolidated Balance Sheets at the dates indicated:

	At December 31,
	2008	2007
Current assets:
Derivative assets:
Interest rate risk hedging portfolio	$7,780	$--
Commodity risk hedging portfolio	185,762	341
Foreign currency risk hedging portfolio	9,284	1,308
Total derivative assets – current	$202,826	$1,649
Other assets:
Interest rate risk hedging portfolio	$38,939	$14,744
Total derivative assets – long-term	$38,939	$14,744

Current liabilities:
Derivative liabilities:
Interest rate risk hedging portfolio	$5,910	$22,209
Commodity risk hedging portfolio	281,142	19,575
Foreign currency risk hedging portfolio	109	27
Total derivative liabilities – current	$287,161	$41,811
Other liabilities:
Interest rate risk hedging portfolio	$3,889	$3,080
Commodity risk hedging portfolio	233	--
Total derivative liabilities– long-term	$4,122	$3,080

The following table presents gains (losses) recorded in other comprehensive income (loss) for cash flow hedges associated with our interest rate risk, commodity risk and foreign currency risk hedging portfolios.  These amounts do not present the corresponding gains (losses) attributable to the underlying hedged items.

	For the Year Ended December 31,
	2008	2007	2006
Interest Rate Risk Hedging Portfolio:
EPO:
Gains (losses) on cash flow hedges	$(20,772)	$17,996	$11,196
Reclassification of cash flow hedge amounts to net income, net	(4,409)	(5,429)	(4,234)
Duncan Energy Partners:
Losses on cash flow hedges	(7,989)	(3,271)	--
Reclassification of cash flow hedge amounts to net income, net	2,008	(350)	--
Total interest rate risk hedging gains (losses), net	(31,162)	8,946	6,962
Commodity Risk Hedging Portfolio:
EPO:
Natural gas marketing activities:
Losses on cash flow hedges	(30,642)	(3,125)	(1,034)
Reclassification of cash flow hedge amounts to net income, net	30,175	3,299	1,327
NGL and petrochemical operations:
Gains (losses) on cash flow hedges	(120,223)	(22,735)	9,976
Reclassification of cash flow hedge amounts to net income, net	28,232	4,564	(13,891)
Total commodity risk hedging gains (losses), net	(92,458)	(17,997)	(3,622)
Foreign Currency Risk Hedging Portfolio:
Gains on cash flow hedges	9,286	1,308	--
Total foreign currency risk hedging gains (losses), net	9,286	1,308	--
Total cash flow hedge amounts in other comprehensive income	$(114,334)	$(7,743)	$3,340

The following information summarizes the principal elements of our interest rate risk, commodity risk and foreign currency risk hedging portfolios. For amounts recorded in net income and other comprehensive income and on our balance sheet related to our consolidated hedging activities, please refer to the preceding tables.

Interest Rate Risk Hedging Portfolio

Our interest rate exposure results from variable and fixed rate borrowings under various debt agreements. The following information summarizes significant components of our interest rate risk hedging portfolio:

Fair value hedges – EPO interest rate swaps

We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements, which allow us to convert a portion of fixed rate debt into variable rate debt or a portion of variable rate debt into fixed rate debt. At December 31, 2008, we had four interest rate swap agreements outstanding having an aggregate notional value of $400.0 million that were accounted for as fair value hedges.  The aggregate fair value of these interest rate swaps at December 31, 2008, was $46.7 million (an asset), with an offsetting increase in the fair value of the underlying debt.  There were eleven interest rate swaps outstanding at December 31, 2007 having an aggregate fair value of $12.9 million (an asset).

The following table summarizes our interest rate swaps outstanding at December 31, 2008.

	Number	Period Covered	Termination	Fixed to	Notional
Hedged Fixed Rate Debt	of Swaps	by Swap	Date of Swap	Variable Rate (1)	Value
Senior Notes C, 6.375% fixed rate, due Feb. 2013	1	Jan. 2004 to Feb. 2013	Feb. 2013	6.375% to 5.015%	$100.0 million
Senior Notes G, 5.60% fixed rate, due Oct. 2014	3	4th Qtr. 2004 to Oct. 2014	Oct. 2014	5.60% to 5.297%	$300.0 million
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

Cash flow hedges – EPO treasury locks

We may enter into treasury rate lock transactions (“treasury locks”) to hedge U.S. treasury rates related to its anticipated issuances of debt. Each of our treasury lock transactions was designated as a cash flow hedge. Gains or losses on the termination of such instruments are reclassified into net income (as a component of interest expense) using the effective interest method over the estimated term of the underlying fixed-rate debt.  At December 31, 2008, we had no treasury lock financial instruments outstanding.  At December 31, 2007, the aggregate notional value of our treasury lock financial instruments was $600.0 million, which had a total fair value (a liability) of $19.6 million.   We terminated a number of treasury lock financial instruments during 2008 and 2007.  These terminations resulted in realized losses of $40.4 million in 2008 and gains of $48.8 million in 2007.

We expect to reclassify $1.6 million of cumulative net gains from our interest rate risk cash flow hedges into net income (as a decrease to interest expense) during 2009.

Cash flow hedges – Duncan Energy Partners’ interest rate swaps

At December 31, 2008, Duncan Energy Partners had interest rate swap agreements outstanding having an aggregate notional value of $175.0 million.  These swaps were accounted for as cash flow hedges.  The purpose of these financial instruments is to reduce the sensitivity of Duncan Energy Partners’ earnings to the variable interest rates charged under its revolving credit facility.  The aggregate fair value of these interest rate swaps at December 31, 2008 and 2007 was a liability of $9.8 million and $3.8 million, respectively.  Duncan Energy Partners expects to reclassify $6.0 million of cumulative net losses from its interest rate risk cash flow hedges into net income (as an increase to interest expense) during 2009.

The following table summarizes Duncan Energy Partners’ interest rate swaps outstanding at December 31, 2008.

	Number	Period Covered	Termination	Variable to	Notional
Hedged Variable Rate Debt	of Swaps	by Swap	Date of Swap	Fixed Rate (1)	Value
DEP I Revolving Credit Facility, due Feb. 2011	3	Sep. 2007 to Sep. 2010	Sep. 2010	1.47% to 4.62%	$175.0 million
(1) Amounts receivable from or payable to the swap counterparties are settled every three months (the “settlement period”).

As cash flow hedges, any increase or decrease in fair value (to the extent effective) would be recorded in other comprehensive income (loss) and amortized into earnings based on the settlement period hedged.  Any ineffectiveness is recorded directly into earnings as an increase in interest expense.

Commodity Risk Hedging Portfolio

Our commodity risk hedging portfolio was impacted by a significant decline in natural gas prices during the second half of 2008.   As a result of the global recession, commodity prices have continued to be volatile during the first quarter of 2009.  We may experience additional losses related to our commodity risk hedging portfolio in 2009.

The prices of natural gas, NGLs and certain petrochemical products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  In order to manage the price risks associated with such products, we may enter into commodity financial instruments.

The primary purpose of our commodity risk management activities is to reduce our exposure to price risks associated with (i) natural gas purchases, (ii) the value of NGL production and inventories, (iii) related firm commitments, (iv) fluctuations in transportation revenues where the underlying fees are based on natural gas index prices and (v) certain anticipated transactions involving either natural gas, NGLs or certain petrochemical products.  From time to time, we inject natural gas into storage and may utilize hedging instruments to lock in the value of its inventory positions.  The commodity financial instruments we utilize are settled in cash.

We have segregated our commodity financial instruments portfolio between those financial instruments utilized in connection with our natural gas marketing activities and those used in connection with its NGL and petrochemical operations.

A significant number of the financial instruments in this portfolio hedge the purchase of physical natural gas.  If natural gas prices fall below the price stipulated in such financial instruments, we recognize a liability for the difference; however, if prices partially or fully recover, this liability would be reduced or eliminated, as appropriate.  Our restricted cash balance at December 31, 2008 was $203.8 million in order to meet commodity exchange deposit requirements and the negative change in the fair value of our natural gas hedge positions.

Natural gas marketing activities

At December 31, 2008 and 2007, the aggregate fair value of those financial instruments utilized in connection with our natural gas marketing activities was an asset of $6.5 million and a liability of $0.3 million, respectively.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for using mark-to-market accounting, with a small number accounted for as cash flow hedges.  We did not have any cash flow hedges related to our natural gas marketing activities at December 31, 2008.

NGL and petrochemical operations

At December 31, 2008 and 2007, the aggregate fair value of those financial instruments utilized in connection with our NGL and petrochemical operations were liabilities of $102.1 million and $19.0 million, respectively.  Almost all of the financial instruments within this portion of the commodity financial instruments portfolio are accounted for as cash flow hedges, with a small number accounted for using mark-to-market accounting.   We expect to reclassify $114.0 million of cumulative net losses from these cash flow hedges into net income (as an increase in operating costs and expenses) during 2009.

We have employed a program to economically hedge a portion of our earnings from natural gas processing in the Rocky Mountain region.  This program consists of (i) the forward sale of a portion of our expected equity NGL production volumes at fixed prices through 2009 and (ii) the purchase, using commodity financial instruments, of the amount of natural gas expected to be consumed as plant thermal reduction (“PTR”) in the production of such equity NGL volumes. The objective of this strategy is to hedge a level of gross margins (i.e., NGL sales revenues less actual costs for PTR and the gain or loss on the PTR hedge) associated with the forward sales contracts by fixing the cost of natural gas used for PTR, through the use of commodity financial instruments.  At December 31, 2008, this hedging program had hedged future expected gross margins (before plant operating expenses) of $483.9 million on 22.5 million barrels of forecasted NGL forward sales transactions extending through 2009.

Our NGL forward sales contracts are not accounted for as financial instruments under SFAS 133 since they meet normal purchase and sale exception criteria; therefore, changes in the aggregate economic value of these sales contracts are not reflected in net income and other comprehensive income until the volumes are delivered to customers.  On the other hand, the commodity financial instruments used to purchase the related quantities of PTR (i.e., “PTR hedges”) are accounted for as cash flow hedges; therefore, changes in the aggregate fair value of the PTR hedges are presented in other comprehensive income.  Once the forecasted NGL forward sales transactions occur, any realized gains and losses on the cash flow hedges would be reclassified into net income in that period.

Prior to actual settlement, if the market price of natural gas is less than the price stipulated in a commodity financial instrument, we recognize an unrealized loss in other comprehensive loss for the excess of the natural gas price stated in the hedge over the market price.  To the extent that we realize such financial losses upon settlement of the instrument, the losses are added to the actual cost we pay for PTR, which would then be based on the lower market price.  Conversely, if the market price of natural gas is greater than the price stipulated in such hedges, we recognize an unrealized gain in other comprehensive income for the excess of the market price over the natural gas price stated in the PTR hedge.   If realized, the gains on the financial instrument would serve to reduce the actual cost paid for PTR, which would then be based on the higher market price.  The net effect of these hedging relationships is that our total cost of natural gas used for PTR approximates the amount it originally hedged under this program.

Foreign Currency Hedging Portfolio

We are exposed to foreign currency exchange rate risk primarily through a Canadian NGL marketing subsidiary.  As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar.  We attempt to hedge this risk using foreign exchange purchase contracts to fix the exchange rate.  Mark-to-market accounting is utilized for these contracts, which typically have a duration of one month.  For the year ended December 31, 2008, we recorded minimal gains from these financial instruments.

In addition, we are exposed to foreign currency exchange rate risk through our Japanese Yen Term Loan Agreement (“Yen Term Loan”) that EPO entered into in November 2008.  As a result, we could be adversely affected by fluctuations in the foreign currency exchange rate between the U.S. dollar and the Japanese yen.  We hedged this risk by entering into a foreign exchange purchase contract to fix the exchange rate.  This purchase contract was designated as a cash flow hedge.  At December 31, 2008, the fair value of this contract was $9.3 million.  This contract will be settled in March 2009 upon repayment of the Yen Term Loan.  Total interest expense under this loan agreement was $4.0 million, of which $1.7 million is the expected foreign currency loss, which will be recorded as interest expense.

Adoption of SFAS 157 - Fair Value Measurements

On January 1, 2008, we adopted the provisions of SFAS 157 that apply to financial assets and liabilities. We adopted the provisions of SFAS 157 that apply to nonfinancial assets and liabilities on January 1, 2009.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.

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

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect the reporting entity’s own ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available in the circumstances, which might include the reporting entity’s internally-developed data.  The reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where management makes its best estimate of an instrument’s fair value.  Level 3 generally includes specialized or unique financial instruments that are tailored to meet a customer’s specific needs.  At December 31, 2008 our Level 3 financial assets consisted of ethane based contracts with a range of two to twelve months in term.  This classification is primarily due to our reliance on broker quotes for this product due to the forward ethane markets being less than highly active.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities measured on a recurring basis at December 31, 2008.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
Financial assets:
Commodity financial instruments	$4,030	$149,180	$32,552	$185,762
Foreign currency hedging financial instruments	--	9,284	--	9,284
Interest rate financial instruments	--	46,719	--	46,719
Total	$4,030	$205,183	$32,552	$241,765

Financial liabilities:
Commodity financial instruments	$7,137	$274,238	$--	$281,375
Foreign currency hedging financial instruments	--	109	--	109
Interest rate financial instruments	--	9,799	--	9,799
Total	$7,137	$284,146	$--	$291,283

Fair values associated with our interest rate, commodity and foreign currency financial instrument portfolios were developed using available market information and appropriate valuation techniques in accordance with SFAS 157.

The following table sets forth a reconciliation of changes in the fair value of our Level 3 financial assets and liabilities during the year ended December 31, 2008:

Balance, January 1, 2008	$(4,660)
Total gains (losses) included in:
Net income (1)	(34,807)
Other comprehensive loss	37,212
Purchases, issuances, settlements	34,807
Balance, December 31, 2008	$32,552

(1) There were no unrealized gains included in this amounts.

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

	At December 31, 2008		At December 31, 2007
	Carrying	Fair	Carrying	Fair
Financial Instruments	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents, including restricted cash	$239,162	$239,162	$92,866	$92,866
Accounts receivable	1,247,144	1,247,144	2,010,544	2,010,544
Commodity financial instruments (1)	185,762	185,762	341	341
Foreign currency hedging financial instruments (2)	9,284	9,284	1,308	1,308
Interest rate hedging financial instruments (3)	46,719	46,719	14,744	14,744
Financial liabilities:
Accounts payable and accrued expenses	1,683,105	1,683,105	2,755,647	2,755,647
Fixed-rate debt (principal amount) (4)	7,704,296	6,638,954	5,904,000	5,867,899
Variable-rate debt	1,341,750	1,341,750	992,500	992,500
Commodity financial instruments (1)	281,375	281,375	19,575	19,575
Foreign currency hedging financial instruments (2)	109	109	27	27
Interest rate hedging financial instruments (3)	9,799	9,799	25,289	25,289

(1)  Represent commodity financial instrument transactions that either have not settled or have settled and not been invoiced. Settled and invoiced transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
(2)  Relates to the hedging of our exposure to fluctuations in the Canadian dollar and Japanese yen.
(3)  Represent interest rate hedging financial instrument transactions that have not settled. Settled transactions are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.
(4)  Due to the distress in the capital markets following the collapse of several major financial entities and uncertainty in the credit markets during 2008, corporate debt securities were trading at significant discounts.

Note 8.  Cumulative Effect of Change in Accounting Principle

SFAS 123(R) requires us to recognize compensation expense related to equity awards based on the fair value of the award at grant date.  The fair value of restricted unit awards is based on the market price of the underlying common units on the date of grant.  The fair value of other equity awards is estimated using the Black-Scholes option pricing model.  Under SFAS 123(R), the fair value of an equity award is amortized to earnings on a straight-line basis over the requisite service or vesting period for equity awards.  Compensation for liability-classified awards is recognized over the requisite service or vesting period of an award based on the fair value of the award remeasured at each reporting period.   Liability awards will be cash settled upon vesting.

Upon adoption of SFAS 123(R), we recognized, as a benefit, the cumulative effect of a change in accounting principle of $1.5 million based on the SFAS 123(R) requirement to recognize compensation expense based upon the grant date fair value of equity awards and the application of an estimated forfeiture rate to unvested awards.  See Note 5 for additional information regarding our accounting for equity awards.

The following table shows unaudited pro forma net income for the year ended December 31, 2006, assuming the accounting change noted above was applied retroactively to January 1, 2006.

Pro Forma income statement amounts:
Historical net income	$601,155
Adjustments to derive pro forma net income:
Effect of implementation of SFAS 123(R):
Remove cumulative effect of change in accounting
principle recorded in January 2006	(1,472)
Pro forma net income	599,683
EPGP interest	(96,969)
Pro forma net income available to limited partners	$502,714

Pro forma per unit data (basic):
Historical units outstanding	414,442
Per unit data:
As reported	$1.22
Pro forma	$1.21
Pro forma per unit data (diluted):
Historical units outstanding	414,759
Per unit data:
As reported	$1.22
Pro forma	$1.21

Note 9.  Inventories

Our inventory amounts were as follows at the dates indicated:

	At December 31,
	2008	2007
Working inventory (1)	$200,439	$342,589
Forward sales inventory (2)	162,376	11,693
Total inventory	$362,815	$354,282

(1)  Working inventory is comprised of inventories of natural gas, NGLs and certain petrochemical products that are either available-for-sale or used in the provision for services.
(2)  Forward sales inventory consists of identified NGL and natural gas volumes dedicated to the fulfillment of forward sales contracts.

Our inventory values reflect payments for product purchases, freight charges associated with such purchase volumes, terminal and storage fees, vessel inspection costs, demurrage charges and other related costs.  We value our inventories at the lower of average cost or market.

Operating costs and expenses, as presented on our Statements of Consolidated Operations, include cost of sales amounts related to the sale of inventories.  Our costs of sales were $18.66 billion, $14.51 billion and $11.78 billion for the years ended December 31, 2008, 2007 and 2006, respectively.

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

For the years ended December 31, 2008, 2007 and 2006, we recognized LCM adjustments of approximately $50.7 million, $13.3 million and $18.6 million, respectively.  To the extent our commodity hedging strategies address inventory-related risks and are successful, these inventory valuation adjustments are mitigated or offset.  See Note 7 for a description of our commodity hedging activities.

Note 10.  Property, Plant and Equipment

Our property, plant and equipment values and accumulated depreciation balances were as follows at the dates indicated:

	Estimated
	Useful Life	At December 31,
	in Years	2008	2007
Plants and pipelines (1)	3-40 (5)	$12,296,318	$10,884,819
Underground and other storage facilities (2)	5-35 (6)	900,664	720,795
Platforms and facilities (3)	20-31	634,761	637,812
Transportation equipment (4)	3-10	38,771	32,627
Land		54,627	48,172
Construction in progress		1,604,691	1,173,988
Total		15,529,832	13,498,213
Less accumulated depreciation		2,375,058	1,910,949
Property, plant and equipment, net		$13,154,774	$11,587,264

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
(5)  In general, the estimated useful lives of major components of this category are as follows: processing plants, 20-35 years; pipelines, 18-40 years (with some equipment at 5 years); terminal facilities, 10-35 years; office furniture and equipment, 3-20 years; buildings, 20-35 years; and laboratory and shop equipment, 5-35 years.
(6)  In general, the estimated useful lives of major components of this category are as follows: underground storage facilities, 20-35 years (with some components at 5 years); storage tanks, 10-35 years; and water wells, 25-35 years (with some components at 5 years).

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
Depreciation expense (1)	$466,054	$414,901	$350,832
Capitalized interest (2)	71,584	75,476	55,660
(1) Depreciation expense is a component of costs and expenses as presented in our Statements of Consolidated Operations.
(2) Capitalized interest increases the carrying value of the associated asset and reduces interest expense during the period it is recorded.

We reviewed assumptions underlying the estimated remaining useful lives of certain of our assets during the first quarter of 2008.  As a result of our review, effective January 1, 2008, we revised the remaining useful lives of these assets, most notably the assets that constitute our Texas Intrastate System.  This revision increased the remaining useful life of such assets to incorporate recent data showing that proved natural gas reserves supporting throughput and processing volumes for these assets have changed since our original determination made in September 2004.  These revisions will prospectively reduce our depreciation expense on assets having carrying values totaling $2.72 billion as of January 1, 2008.  On average, we extended the life of these assets by 3.1 years.  As a result of this change in estimate, depreciation expense included in operating income and net income for the year ended December 31, 2008 decreased by approximately $20.0 million, which increased our basic and diluted earnings per unit by $0.04 from what it would have been absent the change.

Asset retirement obligations

We have recorded AROs related to legal requirements to perform retirement activities as specified in contractual arrangements and/or governmental regulations. In general, our AROs primarily result from (i) right-of-way agreements associated with our pipeline operations, (ii) leases of plant sites and (iii) regulatory requirements triggered by the abandonment or retirement of certain underground storage assets and offshore facilities. In addition, our AROs may result from the renovation or demolition of certain assets containing hazardous substances such as asbestos.

The following table presents information regarding our AROs since December 31, 2006.

ARO liability balance, December 31, 2006	$24,403
Liabilities incurred	1,673
Liabilities settled	(5,069)
Revisions in estimated cash flows	15,645
Accretion expense	3,962
ARO liability balance, December 31, 2007	40,614
Liabilities incurred	1,064
Liabilities settled	(7,229)
Revisions in estimated cash flows	1,163
Accretion expense	2,114
ARO liability balance, December 31, 2008	$37,726

Property, plant and equipment at December 31, 2008 and 2007 includes $9.9 million and $10.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  We estimate that accretion expense will approximate $2.1 million for 2009, $2.2 million for 2010, $2.4 million for 2011, $2.6 million for 2012 and $2.9 million for 2013.

Certain of our unconsolidated affiliates have AROs recorded at December 31, 2008 and 2007 relating to contractual agreements and regulatory requirements.  These amounts are immaterial to our financial statements.

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

	Ownership
	Percentage at
	December 31,	December 31,	December 31,
	2008	2008	2007
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$37,673	$40,129
K/D/S Promix, L.L.C. (“Promix”)	50.0%	46,380	51,537
Baton Rouge Fractionators LLC (“BRF”)	32.2%	24,160	25,423
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”) (1)	49.0%	35,969	--
Onshore Natural Gas Pipelines & Services:
Jonah Gas Gathering Company (“Jonah”)	19.4%	258,066	235,837
Evangeline (2)	49.5%	4,528	3,490
White River Hub, LLC (“White River Hub”) (3)	50.0%	21,387	--
Offshore Pipelines & Services:
Poseidon Oil Pipeline, L.L.C. (“Poseidon”)	36.0%	60,233	58,423
Cameron Highway Oil Pipeline Company (“Cameron Highway”) (4)	50.0%	250,833	256,588
Deepwater Gateway, L.L.C. (“Deepwater Gateway”)	50.0%	104,784	111,221
Neptune	25.7%	52,671	55,468
Nemo (5)	33.9%	432	2,888
Texas Offshore Port System	33.3%	35,890	--
Petrochemical Services:
Baton Rouge Propylene Concentrator, LLC (“BRPC”)	30.0%	12,633	13,282
La Porte (6)	50.0%	3,887	4,053
Total		$949,526	$858,339

(1)  In December 2008, we acquired a 49.0% ownership interest in Skelly-Belvieu.
(2)  Refers to our ownership interests in Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp., collectively.
(3)  In February 2008, we acquired a 50.0% ownership interest in White River Hub.
(4)  During the year ended December 31, 2007, we contributed $216.5 million to Cameron Highway to fund our portion of the repayment of Cameron Highway’s debt.
(5)  The December 31, 2007 amount includes a $7.0 million non-cash impairment charge attributable to our investment in Nemo.
(6)  Refers to our ownership interests in La Porte Pipeline Company, L.P. and La Porte GP, LLC, collectively.

On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying book value of the capital accounts we acquire.  Such excess cost amounts are included within the carrying values of our investments in and advances to unconsolidated affiliates.  At December 31, 2008 and 2007, our investments in Promix, La Porte, Neptune, Poseidon, Cameron Highway and Jonah included excess cost amounts totaling $43.7 million and $43.8 million, respectively, all of which were attributable to the fair value of the underlying tangible assets of these entities exceeding their book carrying values at the time of our acquisition of interests in these entities.  To the extent that we attribute all or a portion of an excess cost amount to higher fair values, we amortize such excess cost as a reduction in equity earnings in a manner similar to depreciation.  To the extent we attribute an excess cost amount to goodwill, we do not amortize this amount but it is subject to evaluation for impairment.  Amortization of such excess cost amounts was $2.1 million, $2.6 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents our equity in earnings of unconsolidated affiliates for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
NGL Pipelines & Services:
VESCO	$(1,519)	$3,507	$1,719
Promix	1,977	514	1,353
BRF	1,003	2,010	2,643
Skelly-Belvieu	(31)	--	--
Onshore Natural Gas Pipelines & Services:
Evangeline	896	183	958
Coyote Gas Treating, LLC (“Coyote”)	--	--	1,676
Jonah	21,408	9,357	238
White River Hub	655	--	--
Offshore Pipelines & Services:
Poseidon	6,883	10,020	11,310
Cameron Highway	16,358	(11,200)	(11,000)
Deepwater Gateway	17,062	20,606	18,392
Neptune (1)	(5,683)	(821)	(8,294)
Nemo (2)	(973)	(5,977)	1,501
Texas Offshore Port System	(38)	--	--
Petrochemical Services:
BRPC	1,877	2,266	1,864
La Porte	(771)	(807)	(795)
Total	$59,104	$29,658	$21,565

(1) Equity in earnings from Neptune for 2006 include a $7.4 million non-cash impairment charge. (2) Equity in earnings from Nemo for 2007 include a $7.0 million non-cash impairment charge.

NGL Pipelines & Services

At December 31, 2008, our NGL Pipelines & Services segment included the following unconsolidated affiliates accounted for using the equity method:

VESCO. We own a 13.1% interest in VESCO, which owns a natural gas processing facility and related assets located in south Louisiana.

Promix.  We own a 50.0% interest in Promix, which owns an NGL fractionation facility and related storage and pipeline assets located in south Louisiana.

BRF.  We own an approximate 32.2% interest in BRF, which owns an NGL fractionation facility located in south Louisiana.

Skelly-Belvieu.  In December 2008, we acquired a 49.0% interest in Skelly-Belvieu for $36.0 million.  Skelly-Belvieu owns a 570-mile pipeline that transports mixed NGLs to markets in southeast Texas.

The combined balance sheet information for the last two years and results of operations data for the last three years of this segment’s current unconsolidated affiliates are summarized below.

	At December 31,
	2008	2007
BALANCE SHEET DATA:
Current assets	$64,080	$112,352
Property, plant and equipment, net	368,059	270,586
Other assets	2,011	11,686
Total assets	$434,150	$394,624

Current liabilities	$50,180	$75,314
Other liabilities	24,271	9,095
Combined equity	359,699	310,215
Total liabilities and combined equity	$434,150	$394,624

	For the Year Ended December 31,
	2008	2007	2006
INCOME STATEMENT DATA:
Revenues	$271,263	$220,381	$ 190,320
Operating income (loss)	20,518	41,147	(26,885)
Net income (loss)	20,872	26,506	(25,543)

Onshore Natural Gas Pipelines & Services

At December 31, 2008, our Onshore Natural Gas Pipelines & Services segment included the following unconsolidated affiliates accounted for using the equity method:

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

Jonah. Our equity interest in Jonah at December 31, 2008 is based on capital contributions we made to Jonah in connection with its Phase V expansion project.  We completed Phase I of this expansion in July 2007 entitling us to approximately 19.4% in earnings and ownership with the remaining 80.6% entitlement to TEPPCO.  See Note 17 for additional information regarding our Jonah affiliate. Jonah owns the Jonah Gas Gathering System located in the Greater Green River Basin of southwestern Wyoming.

White River Hub. We own a 50.0% interest in White River Hub, which owns a natural gas hub located in northwest Colorado.  The hub was completed in December 2008.

The combined balance sheet information for the last two years and results of operations data for the last three years of this segment’s current unconsolidated affiliates are summarized below.

	At December 31,
	2008	2007
BALANCE SHEET DATA:
Current assets	$97,470	$83,962
Property, plant and equipment, net	1,082,251	915,572
Other assets	158,682	176,091
Total assets	$1,338,403	$1,175,625

Current liabilities	$62,147	$43,951
Other liabilities	21,890	25,002
Combined equity	1,254,366	1,106,672
Total liabilities and combined equity	$1,338,403	$1,175,625

	For the Year Ended December 31,
	2008	2007	2006
INCOME STATEMENT DATA:
Revenues	$605,353	$477,077	$ 372,240
Operating income	118,907	98,549	48,387
Net income	114,911	93,491	40,608

Offshore Pipelines & Services

At December 31, 2008, our Offshore Pipelines & Services segment included the following unconsolidated affiliates accounted for using the equity method:

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

Cameron Highway repaid its $365.0 million Series A notes and $50.0 million Series B notes in 2007 using cash contributions from its partners.  We funded our 50.0% share of the capital contributions using borrowings under EPO’s Multi-Year Revolving Credit Facility.  Cameron Highway incurred a $14.1 million make-whole premium in connection with the repayment of its Series A notes.

Deepwater Gateway.  We own a 50.0% interest in Deepwater Gateway, which owns the Marco Polo platform located in the Gulf of Mexico.  The Marco Polo platform processes crude oil and natural gas production from the Marco Polo, K2, K2 North and Genghis Khan fields located in the South Green Canyon area of the Gulf of Mexico.

Neptune. We own a 25.7% interest in Neptune, which owns Manta Ray Offshore Gathering System (“Manta Ray”) and Nautilus Pipeline System (“Nautilus”), which are natural gas pipelines located in the Gulf of Mexico.

Nemo. We own a 33.9% interest in Nemo, which owns the Nemo Gathering System, which is a natural gas pipeline located in the Gulf of Mexico.

Texas Offshore Port System.  In August 2008, we, together with TEPPCO and Oiltanking Holding Americas, Inc. (“Oiltanking”), announced the formation of the Texas Offshore Port System, a joint venture to design, construct, operate and own a Texas offshore crude oil port and a related onshore pipeline and storage system that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  Demand for such projects is being driven by planned and expected refinery expansions along the Gulf Coast, expected increases in shipping traffic and operating limitations of regional ship channels. We own a one-third interest in the Texas Offshore Port System.  See Note 17 for additional information regarding this joint venture.

The combined balance sheet information for the last two years and results of operations data for the last three years of this segment’s current unconsolidated affiliates are summarized below.

	At December 31,
	2008	2007
BALANCE SHEET DATA:
Current assets	$106,392	$46,795
Property, plant and equipment, net	1,184,549	1,122,108
Other assets	3,608	4,338
Total assets	$1,294,549	$1,173,241

Current liabilities	$58,379	$19,720
Other liabilities	116,654	96,791
Combined equity	1,119,516	1,056,730
Total liabilities and combined equity	$1,294,549	$1,173,241

	For the Year Ended December 31,
	2008	2007	2006
INCOME STATEMENT DATA:
Revenues	$163,916	$156,780	$ 153,996
Operating income	68,969	85,550	71,977
Net income	65,554	53,590	42,732

Neptune owns Manta Ray and Nautilus.  Manta Ray gathers natural gas originating from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of Mexico to numerous downstream pipelines, including the Nautilus pipeline.  Nautilus connects our Manta Ray pipeline to our Neptune natural gas processing plant located in south Louisiana.  Due to a recent decrease in throughput volumes on the Manta Ray and Nautilus pipelines, we evaluated our 25.7% investment in Neptune for impairment during the third quarter of 2006.  The decrease in throughput volumes is primarily due to underperformance of certain fields, natural depletion and hurricane-related delays in starting new production.  These factors contributed to significant delays in throughput volumes Neptune expects to receive.  As a result, Neptune has experienced operating losses in recent periods.

Our review of Neptune’s estimated cash flows during the third quarter of 2006 indicated that the carrying value of our investment exceeded its fair value, which resulted in a non-cash impairment charge of $7.4 million.  This loss is recorded as a component of “Equity in earnings of unconsolidated affiliates” in our Statement of Consolidated Operations for the year ended December 31, 2006.

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

Our review of Nemo’s estimated future cash flows during the second quarter of 2007 indicated that the carrying value of our investment exceeded its fair value, which resulted in a non-cash impairment charge of $7.0 million.  This loss is recorded as a component of “Equity in earnings of unconsolidated affiliates” in our Statement of Consolidated Operations for the year ended December 31, 2007.  After recording this impairment charge, the carrying value of our investment in Nemo at December 31, 2007 was $2.9 million.

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

Petrochemical Services

At December 31, 2008, our Petrochemical Services segment included the following unconsolidated affiliates accounted for using the equity method:

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

	At December 31,
	2008	2007
BALANCE SHEET DATA:
Current assets	$3,634	$3,187
Property, plant and equipment, net	43,720	47,322
Total assets	$47,354	$50,509

Current liabilities	$1,737	$970
Other liabilities	2	2
Combined equity	45,615	49,537
Total liabilities and combined equity	$47,354	$50,509

	For the Year Ended December 31,
	2008	2007	2006
INCOME STATEMENT DATA:
Revenues	$20,990	$19,844	$ 19,014
Operating income	4,666	5,961	4,626
Net income	4,693	6,029	4,729

Note 12. Business Combinations

2008 Transactions

Our expenditures for business combinations during the year ended December 31, 2008 were $202.2 million and primarily reflect the acquisitions described below.

On a pro forma consolidated basis, our revenues, costs and expenses, operating income, net income and earnings per unit amounts would not have differed materially from those we actually reported for 2008, 2007 and 2006 due to the immaterial nature of our 2008 business combination transactions.

Great Divide Gathering System Acquisition.  In December 2008, one of our affiliates, Enterprise Gas Processing, LLC, purchased a 100.0% membership interest in Great Divide Gathering, LLC (“Great Divide”) for cash consideration of $125.2 million.  Great Divide was wholly owned by EnCana Oil & Gas (“EnCana”).

The assets of Great Divide consist of a 31-mile natural gas gathering system, the Great Divide Gathering System, located in the Piceance Basin of northwestern Colorado.  The Great Divide Gathering System extends from the southern portion of the Piceance Basin, including production from EnCana’s Mamm Creek field, to a pipeline interconnection with our Piceance Basin Gathering System.  Volumes of natural gas originating on the Great Divide Gathering System are transported through our Piceance Creek Gathering System to our 1.4 Bcf/d Meeker natural gas treating and processing complex.  A significant portion of these volumes are produced by EnCana, one of the largest natural gas producers in the region, and are dedicated the Great Divide and Piceance Creek Gathering Systems for the life of the associated lease holdings.

Tri-States and Belle Rose Acquisitions.  In October 2008, we acquired additional 16.7% membership interests in both Tri-States NGL Pipeline, L.L.C. (“Tri-States”) and Belle Rose NGL Pipeline, L.L.C. (“Belle Rose”) for total cash consideration of $19.9 million.  As a result of this transaction, our ownership interest in Tri-States increased to 83.3%.  We now own 100.0% of the membership interests in Belle Rose.

Tri-States owns a 194-mile NGL pipeline located along the Mississippi, Alabama and Louisiana Gulf Coast.  Belle Rose owns a 48-mile NGL pipeline located in Louisiana.  These systems, in conjunction with the Wilprise pipeline, transport mixed NGLs to the BRF, Norco and Promix NGL fractionators located in south Louisiana.

Acquisition of Remaining Interest in Dixie.  In August 2008, we acquired the remaining 25.8% ownership interests in Dixie for cash consideration of $57.1 million.  As a result of this transaction, we own 100.0% of Dixie, which owns a 1,371-mile pipeline system that delivers NGLs (primarily propane and other chemical feedstock) to customers along the U.S. Gulf Coast and southeastern United States.

Purchase Price Allocations.  We accounted for business combinations completed during the year ended December 31, 2008 using the purchase method of accounting and, accordingly, such costs have been allocated to assets acquired and liabilities assumed based on estimated preliminary fair values.  Such preliminary values have been developed using recognized business valuation techniques and are subject to change pending a final valuation analysis.

	Great		Belle
	Divide	Tri-States	Rose	Dixie	Other (1)	Total
Assets acquired in business combination:
Current assets	$--	$813	$143	$4,021	$35	$5,012
Property, plant and equipment, net	70,643	18,417	1,129	33,727	(12,773)	111,143
Intangible assets	9,760	--	--	--	12,747	22,507
Other assets	--	46	--	382	--	428
Total assets acquired	80,403	19,276	1,272	38,130	9	139,090
Liabilities assumed in business combination:
Current liabilities	--	(581)	(68)	(2,581)	--	(3,230)
Long-term debt	--	--	--	(2,582)	--	(2,582)
Other long-term liabilities	(81)	--	(4)	(46,265)	--	(46,350)
Total liabilities assumed	(81)	(581)	(72)	(51,428)	--	(52,162)
Total assets acquired plus liabilities assumed	80,322	18,695	1,200	(13,298)	9	86,928
Total cash used for business combinations	125,175	18,695	1,200	57,089	1	202,160
Goodwill	$44,853	$--	$--	$70,387	$(8)	$115,232

(1) Primarily represents non-cash reclassification adjustments to December 2007 preliminary fair value estimates for assets acquired in the South Monco natural gas pipeline business (“South Monco”) acquisition.

As a result of our 100% ownership interest in Dixie, we used push-down accounting to record this business combination.  In doing so, a temporary tax difference was created between the assets and liabilities of Dixie for financial reporting and tax purposes. Dixie recorded a deferred income tax liability of $45.1 million attributable to the temporary tax difference.

2007 Transactions

On a pro forma consolidated basis, our revenues, costs and expenses, operating income, net income and earnings per unit amounts would not have differed materially from those we actually reported for 2007 and 2006 due to immaterial nature of our 2007 business combination transactions.

Our expenditures for business combinations during the year ended December 31, 2007 were $35.8 million, which primarily reflect the $35.0 million we spent to acquire South Monco in December 2007.  This business includes approximately 128 miles of natural gas pipelines located in southeast Texas.  The remaining business combination related amounts for 2007 consist of purchase price adjustments to prior period transactions.

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

Since the closing date of the Encinal acquisition was July 1, 2006, our Statements of Consolidated Operations do not include any earnings from these assets prior to this date.  Given the relative size of the Encinal acquisition to our other business combination transactions during 2006, the following table presents selected pro forma earnings information for the year ended December 31, 2006 as if the Encinal acquisition had been completed on January 1, 2006, instead of July 1, 2006.  This information was prepared based on financial data available to us and reflects certain estimates and assumptions made by our management.  Our pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had the Encinal acquisition actually occurred on January 1, 2006.  The amounts shown in the following table are in millions, except per unit amounts.

For the Year Ended
December 31, 2006
Pro forma earnings data:
Revenues	$14,066
Costs and expenses	13,228
Operating income	859
Net income	598
Basic earnings per unit (“EPU”):
Units outstanding, as reported	414
Units outstanding, pro forma	422
Basic EPU, as reported	$1.22
Basic EPU, pro forma	$1.19
Diluted EPU:
Units outstanding, as reported	415
Units outstanding, pro forma	422
Diluted EPU, as reported	$1.22
Diluted EPU, pro forma	$1.19

Piceance Creek Acquisition.  In December 2006, we purchased a 100.0% interest in Piceance Creek Pipeline, LLC (“Piceance Creek”), for $100.0 million.  Piceance Creek was wholly owned by EnCana.

The assets of Piceance Creek consist of a recently constructed 48-mile natural gas gathering pipeline, the Piceance Creek Gathering System, located in the Piceance Basin of northwestern Colorado. The Piceance Creek Gathering System has a transportation capacity of 1.6 Bcf/d of natural gas and extends from a connection with EnCana’s Great Divide Gathering System located near Parachute, Colorado, northward through the heart of the Piceance Basin to our 1.4 Bcf/d Meeker natural gas treating and processing complex.  Connectivity to EnCana’s Great Divide Gathering System (see above for our purchase of this system in 2008) will provide the Piceance Creek Gathering System with access to production from the southern portion of the Piceance basin, including production from EnCana’s Mamm Creek field.  The Piceance Creek Gathering System was placed in service in January 2007 and began transporting initial volumes of approximately 300 million cubic feet per day (“MMcf/d”) of natural gas.  In conjunction with our acquisition of Piceance Creek, EnCana signed a long-term, fixed fee gathering agreement with us and dedicated significant production to the Piceance Creek Gathering System for the life of the associated lease holdings.

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

Note 13.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets at the dates indicated:

	At December 31, 2008			At December 31, 2007
	Gross	Accum.	Carrying	Gross	Accum.	Carrying
	Value	Amort.	Value	Value	Amort.	Value
NGL Pipelines & Services:
Shell Processing Agreement	$206,216	$(89,299)	$116,917	$206,216	$(78,252)	$127,964
Encinal gas processing customer relationship	127,119	(28,045)	99,074	127,119	(17,470)	109,649
STMA and GulfTerra NGL Business customer relationships	49,784	(21,570)	28,214	49,784	(17,537)	32,247
Pioneer gas processing contracts	37,752	(3,601)	34,151	37,752	(736)	37,016
Markham NGL storage contracts	32,664	(18,509)	14,155	32,664	(14,154)	18,510
Toca-Western contracts	31,229	(10,280)	20,949	31,229	(8,718)	22,511
Other (1)	52,295	(14,745)	37,550	35,261	(10,087)	25,174
Segment total	537,059	(186,049)	351,010	520,025	(146,954)	373,071
Onshore Natural Gas Pipelines & Services:
San Juan Gathering System customer relationships	331,311	(92,471)	238,840	331,311	(73,087)	258,224
Petal & Hattiesburg natural gas storage contracts	100,499	(36,524)	63,975	100,499	(27,931)	72,568
Other (2)	41,501	(10,854)	30,647	31,741	(8,381)	23,360
Segment total	473,311	(139,849)	333,462	463,551	(109,399)	354,152
Offshore Pipelines & Services:
Offshore pipeline & platform customer relationships	205,845	(90,686)	115,159	205,845	(73,905)	131,940
Other	1,167	(107)	1,060	1,167	(49)	1,118
Segment total	207,012	(90,793)	116,219	207,012	(73,954)	133,058
Petrochemical Services:
Mont Belvieu propylene fractionation contracts	53,000	(10,474)	42,526	53,000	(8,960)	44,040
Other (3)	14,906	(2,707)	12,199	14,906	(2,227)	12,679
Segment total	67,906	(13,181)	54,725	67,906	(11,187)	56,719
Total all segments	$1,285,288	$(429,872)	$855,416	$1,258,494	$(341,494)	$917,000

(1)  In 2008, we acquired $6.0 million of certain permits related to our Mont Belvieu complex and had $12.7 million of purchase price allocation adjustments related to San Felipe customer relationships from the December 2007 South Monco acquisition.
(2)  In 2008, we acquired $9.8 million of customer relationships due to the Great Divide business combination.
(3)  In 2007, we paid $11.2 million for certain air emission credits related to our Morgan’s Point facility.

The following table presents the amortization expense of our intangible assets by segment for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
NGL Pipelines & Services	$39,095	$36,419	$31,159
Onshore Natural Gas Pipelines & Services	30,450	31,997	33,447
Offshore Pipelines & Services	16,839	19,318	22,156
Petrochemical Services	1,994	1,993	1,993
Total all segments	$88,378	$89,727	$88,755

We estimate that amortization expense associated with existing intangible assets will approximate $82.7 million in 2009, $77.8 million in 2010, $71.9 million in 2011, $62.3 million in 2012 and $56.4 million in 2013.

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

We acquired $141.3 million of intangible assets primarily attributable to customer relationships we acquired in connection with the Encinal acquisition.  The $132.9 million of intangible assets we acquired in connection with the Encinal acquisition (see Note 12) represents the value we assigned to customer relationships, particularly the long-term relationship we now have with Lewis through natural gas processing and gathering arrangements.  We recorded $127.1 million in our NGL Pipelines & Services segment associated with processing arrangements and $5.8 million in our Onshore Natural Gas Pipelines & Services segment associated with gathering arrangements.  These intangible assets will be amortized to earnings over a 20-year life using methods that closely resemble the pattern in which we estimate the depletion of the underlying natural gas resources to occur.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing.  The following table summarizes our goodwill amounts by segment at the dates indicated:

	At December 31,
	2008	2007

NGL Pipelines & Services
GulfTerra Merger	$23,854	$23,854
Acquisition of Indian Springs natural gas processing business	13,162	13,162
Acquisition of Encinal	95,272	95,280
Acquisition of interest in Dixie	80,279	9,892
Acquisition of Great Divide	44,853	--
Other	11,518	11,518
Onshore Natural Gas Pipelines & Services
GulfTerra Merger	279,956	279,956
Acquisition of Indian Springs natural gas gathering business	2,165	2,165
Offshore Pipelines & Services
GulfTerra Merger	82,135	82,135
Petrochemical Services
Acquisition of Mont Belvieu propylene fractionation business	73,690	73,690
Total	$706,884	$591,652

In 2008, our only significant changes to goodwill were the recording of $70.4 million in connection with our acquisition of the remaining third party interest in Dixie and $44.9 million in connection with the acquisition of Great Divide.  The remaining ownership interests in Dixie were acquired from Amoco Pipeline Holding Company in August 2008.  Management attributes the goodwill to future earnings growth on the Dixie Pipeline.  Specifically, a 100.0% ownership interest in the Dixie Pipeline will increase our flexibility to pursue future opportunities.  Great Divide was acquired from EnCana in December 2008.  The Great Divide goodwill is attributable to management’s expectations of future benefits derived from incremental natural gas processing margins and other downstream activities.  The Dixie and Great Divide goodwill amounts are recorded as part of the NGL Pipelines & Services business segment due to management’s belief that such future benefits will accrue to businesses classified within this segment.  For additional information see Note 12.

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

Management attributes goodwill recorded in connection with the Encinal acquisition to potential future benefits we may realize from our other south Texas processing and NGL businesses as a result of acquiring the Encinal business.  Specifically, our acquisition of the long-term dedication rights associated with the Encinal business is expected to add value to our south Texas processing facilities and related NGL businesses due to increased volumes.  The Encinal goodwill is recorded as part of the NGL Pipelines & Services business segment due to management’s belief that such future benefits will accrue to businesses classified within this segment.

The remainder of our goodwill amounts is associated with prior acquisitions, principally that of our purchase of a propylene fractionation business in February 2002 and our acquisition of indirect ownership interests in the Indian Springs natural gas gathering and processing business in January 2005.

Note 14.  Debt Obligations

Our consolidated debt obligations consisted of the following at the dates indicated:

	At December 31,
	2008	2007
EPO senior debt obligations:
Multi-Year Revolving Credit Facility, variable rate, due November 2012	$800,000	$725,000
Pascagoula MBFC Loan, 8.70% fixed-rate, due March 2010	54,000	54,000
Petal GO Zone Bonds, variable rate, due August 2037	57,500	57,500
Yen Term Loan, 4.93% fixed-rate, due March 2009 (1)	217,596	--
Senior Notes B, 7.50% fixed-rate, due February 2011	450,000	450,000
Senior Notes C, 6.375% fixed-rate, due February 2013	350,000	350,000
Senior Notes D, 6.875% fixed-rate, due March 2033	500,000	500,000
Senior Notes F, 4.625% fixed-rate, due October 2009 (1)	500,000	500,000
Senior Notes G, 5.60% fixed-rate, due October 2014	650,000	650,000
Senior Notes H, 6.65% fixed-rate, due October 2034	350,000	350,000
Senior Notes I, 5.00% fixed-rate, due March 2015	250,000	250,000
Senior Notes J, 5.75% fixed-rate, due March 2035	250,000	250,000
Senior Notes K, 4.950% fixed-rate, due June 2010	500,000	500,000
Senior Notes L, 6.30% fixed-rate, due September 2017	800,000	800,000
Senior Notes M, 5.65% fixed-rate, due April 2013	400,000	--
Senior Notes N, 6.50% fixed-rate, due January 2019	700,000	--
Senior Notes O, 9.75% fixed-rate, due January 2014	500,000	--
Duncan Energy Partners’ debt obligations:
DEP I Revolving Credit Facility, variable rate, due February 2011	202,000	200,000
DEP II Term Loan Agreement, variable rate, due December 2011	282,250	--
Dixie Revolving Credit Facility, variable rate, due June 2010 (2)	--	10,000
Total principal amount of senior debt obligations	7,813,346	5,646,500
EPO Junior Subordinated Notes A, fixed/variable rate, due August 2066	550,000	550,000
EPO Junior Subordinated Notes B, fixed/variable rate, due January 2068	682,700	700,000
Total principal amount of senior and junior debt obligations	9,046,046	6,896,500
Other, non-principal amounts:
Change in fair value of debt-related financial instruments (see Note 7)	51,935	14,839
Unamortized discounts, net of premiums	(7,306)	(5,194)
Unamortized deferred net gains related to terminated interest rate swaps (see Note 7)	17,735	--
Total other, non-principal amounts	62,364	9,645
Total long-term debt	$9,108,410	$6,906,145

Standby letters of credit outstanding	$1,000	$1,100

(1)  In accordance with SFAS 6, Classification of Short-Term Obligations Expected to be Refinanced, long-term and current maturities of debt reflects the classification of such obligations at December 31, 2008.  With respect to the Yen Term Loan and Senior Notes F due in October 2009, we have the ability to use available credit capacity under EPO’s Multi-Year Revolving Credit Facility to fund the repayment of this debt.
(2)  The Dixie Revolving Credit Facility was terminated in January 2009.

Letters of credit

At December 31, 2008, we had $1.0 million in standby letters outstanding under Duncan Energy Partners’ DEP I Revolving Credit Facility.  At December 31, 2007, we had $1.1 million of standby letters of credit outstanding under Duncan Energy Partners’ DEP I Revolving Credit Facility.

Parent-Subsidiary guarantor relationships

Enterprise Partners Products L.P. acts as guarantor of the consolidated debt obligations of EPO with the exception of the DEP I Revolving Credit Facility and the DEP II Term Loan Agreement.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.

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

The applicable margins will be increased by 0.10% per annum for each day that the total outstanding loans and letter of credit obligations under the facility exceeds 50.0% of the total lender commitments. Also, upon the conversion of the revolving loans to term loans pursuant to the term-out option described above, the applicable margin will increase by 0.125% per annum and, if immediately prior to such conversion, the total amount of outstanding loans and letter of credit obligations under the facility exceeds 50.0% of the total lender commitments, the applicable margin with respect to the term loans will increase by an additional 0.10% per annum.

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

Petal GO Zone Bonds.  In August 2007, Petal borrowed $57.5 million from the MBFC pursuant to a loan agreement and promissory note between Petal Gas Storage, L.L.C. (“Petal”) and the MBFC to pay a portion of the costs of certain natural gas storage facilities located in Petal, Mississippi.  The promissory note between Petal and MBFC is guaranteed by EPO and supported by a letter of credit issued by Petal.  On the same date, the MBFC issued $57.5 million in Gulf Opportunity Zone Tax-Exempt (“GO Zone”) bonds to various third parties.  A portion of the GO Zone bond proceeds were being held by a third party trustee and reflected as a component of other assets on our balance sheet.  During 2008, virtually all proceeds from the GO Zone bonds were released by the trustee to fund construction costs associated with the expansion of our Petal, Mississippi storage facility.  At December 31, 2007, $17.9 million of the GO Zone bond proceeds remained held by the third party trustee.  The promissory note and the GO Zone bonds have identical terms including floating interest rates and maturities of 30 years.  The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act and the Gulf Opportunity Zone Act of 2005.

Petal MBFC Loan.  In August 2007, Petal, a wholly owned subsidiary of EPO, entered into a loan agreement and a promissory note with the MBFC under which Petal may borrow up to $29.5 million.  On the same date, the MBFC issued taxable bonds to EPO in the maximum amount of $29.5 million.  As of December 31, 2008, there was $8.9 million outstanding under the loan and the bonds.  EPO will make advances on the bonds to the MBFC and the MBFC will in turn make identical advances to Petal under the promissory note. The promissory note and the taxable bonds have identical terms including fixed interest rates of 5.90% and maturities of fifteen years.  The bonds and the associated tax incentives are authorized under the Mississippi Business Finance Act.  Petal may prepay on the promissory note without penalty, and thus cause the bonds to be redeemed, any time after one year from their date of issue.  The loan and bonds are netted in preparing our Consolidated Balance Sheets, as well the related interest expense and income amounts are netted in preparing our Statements of Consolidated Operations.

Japanese Yen Term Loan. In November 2008, EPO executed the Yen Term Loan in the amount of approximately 20.7 billion yen (approximately $217.6 million U.S. Dollar equivalent on the closing date).  EPO’s obligations under the Yen Term Loan are not secured by any collateral; however, the obligations are guaranteed by Enterprise Products Partners L.P. pursuant to a guaranty agreement.  The Yen Term Loan will mature on March 30, 2009.

Under the Yen Term Loan, interest accrues on the loan at the Tokyo Interbank Offered Rate (“TIBOR”) plus 2.0%.  EPO entered into foreign exchange currency swaps that effectively convert the TIBOR loan into a U.S. Dollar loan with a fixed interest rate (including the cost of the swaps) through maturity of approximately 4.93%.  As a result, EPO received US$217.6 million net from this transaction.  In addition, EPO executed a forward purchase exchange (yen principal and interest due) for March 30, 2009 at an exchange rate of 94.515 to eliminate foreign exchange risk, resulting in a payment of US$221.6 million on March 30, 2009.  For additional information see Note 7.

364-Day Revolving Credit Facility. In November 2008, EPO executed a 364-Day Revolving Credit Agreement (“364-Day Revolving Credit Facility”) in the amount of $375.0 million.  EPO’s obligations under the 364-Day Revolving Credit Facility are not secured by any collateral; however, the obligations are guaranteed by Enterprise Products Partners L.P. pursuant to a guaranty agreement.  The 364-Day Revolving Credit Facility will mature on November 16, 2009.  As of December 31, 2008, there were no borrowings outstanding under this credit facility.

The 364-Day Revolving Credit Facility offers the following loans, each having different interest requirements: (i) LIBOR loans bear interest at a rate per annum equal to LIBOR plus the applicable LIBOR margin and (ii) Base Rate loans bear interest each day at a rate per annum equal to the higher of (a) the rate of interest announced by the administrative agent as its prime rate, (b) 0.5% per annum above the Federal Funds Rate in effect on such date , and (c) 1.0% per annum above LIBOR in effect on such date plus, in each case, the applicable Base Rate margin.

The commitments may be increased by an amount not to exceed $1.0 billion by adding one or more new lenders to the facility or increasing the commitments of existing lenders, although none of the existing lenders has agreed to or is obligated to increase its existing commitment. With certain exceptions and after certain time periods, if EPO issues debt with a maturity of more than three years, the lenders’ commitments under the 364-Day Revolving Credit Facility will be reduced to the extent of any debt proceeds, and any outstanding loans in excess of such reduced commitments must be repaid.

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

EPO used net proceeds from its issuance of Senior Notes L in 2007 to temporarily reduce indebtedness outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes.  In October 2007, EPO used borrowing capacity under its Multi-Year Revolving Credit Facility to repay its $500.0 million Senior Notes E.

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

Senior Notes O.  In December 2008, EPO sold $500.0 million in principal amount of 5-year senior unsecured notes (“Senior Notes O”) under its universal registration statement.  Senior Notes O were issued at 100.0% of their principal amount, have a fixed interest rate of 9.75% and mature in January 2014.

Senior Notes O pay interest semi-annually in arrears on January 31 and July 31 of each year, commencing January 31, 2009.  Net proceeds from the issuance of Senior Notes O were used to temporarily reduce indebtedness outstanding under the EPO Multi-Year Revolving Credit Facility.

Senior Notes O rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  Senior Notes O are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

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

In connection with the issuance of Junior Notes A, EPO entered into a Replacement Capital Covenant in favor of the covered debt holders (as defined in the underlying documents) pursuant to which EPO agreed for the benefit of such debt holders that it would not redeem or repurchase such junior notes unless such redemption or repurchase is made using proceeds from the issuance of certain securities.

Junior Notes B.  EPO sold $700.0 million in principal amount of fixed/floating, unsecured, long-term subordinated notes due January 2068 (“Junior Notes B”) during the second quarter of 2007.  EPO used the proceeds from this subordinated debt to temporarily reduce borrowings outstanding under its Multi-Year Revolving Credit Facility and for general partnership purposes.  EPO’s payment obligations under Junior Notes B are subordinated to all of its current and future senior indebtedness (as defined in the Indenture Agreement).  We have guaranteed repayment of amounts due under Junior Notes B through an unsecured and subordinated guarantee.

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

The Junior Notes B will bear interest at a fixed annual rate of 7.034% through January 15, 2018, payable semi-annually in arrears in January and July of each year, which commenced in January 2008.  After January 2018, the Junior Notes B will bear variable rate interest at the greater of (1) the sum of the 3-month LIBOR for the related interest period plus a spread of 268 basis points or (2) 7.034% per annum, payable quarterly in arrears in January, April, July and October of each year commencing in April 2018.  Interest payments may be deferred on a cumulative basis for up to ten consecutive years, subject to certain provisions.  The Junior Notes B mature in January 2068 and are not redeemable by EPO prior to January 2018 without payment of a make-whole premium.

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

During the fourth quarter of 2008, we retired $17.3 million of our Junior Notes B for $10.2 million.  The $7.1 million gain on extinguishment of debt is included in “Other, net” on our Statement of Consolidated Operations.

Duncan Energy Partners’ debt obligations

We consolidate the debt of Duncan Energy Partners with that of our own; however, we do not have the obligation to make interest payments or debt payments with respect to the debt of Duncan Energy Partners.

DEP I Revolving Credit Facility.  In February 2007, Duncan Energy Partners entered into a $300.0 million revolving credit facility, all of which may be used for letters of credit, with a $30.0 million sublimit for Swingline loans.  Letters of credit outstanding under this facility reduce the amount available for borrowings.  At the closing of its initial public offering, Duncan Energy Partners made its initial borrowing of $200.0 million under the facility to fund a $198.9 million cash distribution to EPO and the remainder to pay debt issuance costs.  At December 31, 2008, the principal balance outstanding under this facility was $202.0 million.

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

This revolving credit facility offers the following unsecured loans, each having different interest requirements: (i) a Eurodollar rate, plus the applicable Eurodollar margin (as defined in the credit agreement), (ii) Base Rate loans bear interest at a rate per annum equal to the higher of (a) the rate of interest publicly announced by the administrative agent, Wachovia Bank, National Association, as its Base Rate and (b) 0.5% per annum above the Federal Funds Rate in effect on such date and (iii) Swingline loans bear interest at a rate per annum equal to LIBOR plus an applicable LIBOR margin.

The Duncan Energy Partners’ credit facility contains certain financial and other customary covenants.  Also, if an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity date of amounts borrowed under the credit agreement and exercise other rights and remedies.

DEP II Term Loan Agreement.  In April 2008, Duncan Energy Partners entered into a standby term loan agreement consisting of commitments for up to a $300.0 million senior unsecured term loan.  Subsequently, commitments under this agreement decreased to $282.3 million due to bankruptcy of one of the lenders. Duncan Energy Partners borrowed the full amount of $282.3 million on December 8, 2008 in connection with the acquisition of equity interests in the DEP II Midstream Businesses.  See “Relationship with Duncan Energy Partners” in Note 17 for additional information regarding the DEP II Midstream Businesses.

Loans under the term loan agreement are due and payable on December 8, 2011. Duncan Energy Partners may also prepay loans under the term loan agreement at any time, subject to prior notice in accordance with the credit agreement. Loans may also be payable earlier in connection with an event of default.

Loans under the term loan agreement bear interest of the type specified in the applicable borrowing request, and consist of either Alternate Base Rate (“ABR”) loans or Eurodollar loans.  The term loan agreement contains customary affirmative and negative covenants.

Dixie Revolving Credit Facility

Dixie’s debt obligation consisted of a senior, unsecured revolving credit facility having a borrowing capacity of $28.0 million.  As of December 31, 2008, there were no debt obligations outstanding under the Dixie Revolver.  This credit facility was terminated in January 2009.  EPO consolidated the debt of Dixie; however, EPO did not have the obligation to make interest or debt payments with respect to Dixie’s debt.

Variable interest rates charged under this facility generally bore interest, at Dixie’s election at the time of each borrowing, at either (i) a Eurodollar rate plus an applicable margin or (ii) the greater of (a) the prime rate or (b) the Federal Funds Effective Rate plus 0.5%.

Canadian Debt Obligation

In May 2007, Canadian Enterprise Gas Products, Ltd. (“Canadian Enterprise”), a wholly owned subsidiary of EPO, entered into a $30.0 million Canadian revolving credit facility with The Bank of Nova Scotia.  The credit facility, which includes the issuance of letters of credit, matures in October 2011.  Letters of credit outstanding under this facility reduce the amount available for borrowings.

Borrowings may be made in Canadian or U.S. dollars.  Canadian denominated borrowings may be comprised of Canadian Prime Rate (“CPR”) loans or Bankers’ Acceptances and U.S. denominated borrowings may be comprised of ABR or Eurodollar loans, each having different interest rate requirements.  CPR loans bear interest at a rate determined by reference to the Canadian Prime Rate.  ABR loans bear interest at a rate determined by reference to an alternative base rate as defined in the credit agreement.  Eurodollar loans bear interest at a rate determined by the LIBOR plus an applicable rate as defined in the credit agreement.  Bankers’ Acceptances carry interest at the rate for Canadian bankers’ acceptances plus an applicable rate as defined in the credit agreement.

The credit facility contains customary covenants and events of default.  The restrictive covenants limit Canadian Enterprise from materially changing the nature of its business or operations, dissolving, or completing mergers.  A continuing event of default would accelerate the maturity of amounts borrowed under the credit facility.  The obligations under the credit facility are guaranteed by EPO.  As of December 31, 2008, there were no debt obligations outstanding under this credit facility.

Covenants

We are in compliance with the covenants of our consolidated debt agreements at December 31, 2008 and 2007.

Information regarding variable interest rates paid

The following table shows the range of interest rates paid and weighted-average interest rate paid on our consolidated variable-rate debt obligations during the year ended December 31, 2008.

	Range of	Weighted-Average
	Interest Rates	Interest Rate
	Paid	Paid
EPO’s Multi-Year Revolving Credit Facility	0.97% to 6.00%	3.54%
DEP I Revolving Credit Facility	1.30% to 6.20%	4.25%
DEP II Term Loan Agreement	2.93% to 2.93%	2.93%
Dixie Revolving Credit Facility	0.81% to 5.50%	3.20%
Petal GO Zone Bonds	0.78% to 7.90%	2.24%

Consolidated debt maturity table

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years and in total thereafter.

2009	$--
2010	554,000
2011	934,250
2012	1,517,596
2013	750,000
Thereafter	5,290,200
Total scheduled principal payments	$9,046,046

Debt Obligations of Unconsolidated Affiliates

We have two unconsolidated affiliates with long-term debt obligations.  The following table shows (i) our ownership interest in each entity at December 31, 2008, (ii) total debt of each unconsolidated affiliate at December 31, 2008 (on a 100.0% basis to the affiliate) and (iii) the corresponding scheduled maturities of such debt.

	Our		Scheduled Maturities of Debt
	Ownership							After
	Interest	Total	2009	2010	2011	2012	2013	2013
Poseidon	36.0%	$109,000	$--	$--	$109,000	$--	$--	$--
Evangeline	49.5%	15,650	5,000	3,150	7,500	--	--	--
Total		$124,650	$5,000	$3,150	$116,500	$--	$--	$--

The credit agreements of our unconsolidated affiliates contain various affirmative and negative covenants, including financial covenants.  These businesses were in compliance with such covenants at December 31, 2008 and 2007.  The credit agreements of our unconsolidated affiliates restrict their ability to pay cash dividends if a default or an event of default (as defined in each credit agreement) has occurred and is continuing at the time such dividend is scheduled to be paid. Cameron Highway repaid its debt obligations during the second quarter of 2007 using pro rata capital contributions from EPO and its joint venture partner in Cameron Highway.

The following information summarizes significant terms of the debt obligations of our unconsolidated affiliates at December 31, 2008:

Poseidon.  Poseidon has $109.0 million outstanding under its $150.0 million revolving credit facility that matures in May 2011.  Interest rates charged under this revolving credit facility are variable and depend on the ratio of Poseidon’s total debt to its earnings before interest, taxes, depreciation and amortization.  This credit agreement is secured by substantially all of Poseidon’s assets.  The variable interest rates charged on this debt at December 31, 2008 and 2007 were 4.31% and 6.62%, respectively.

Evangeline.  At December 31, 2008, short and long-term debt for Evangeline consisted of (i) $8.2 million in principal amount of 9.90% fixed-rate Series B senior secured notes due December 2010 and (ii) a $7.5 million subordinated note payable.  The Series B senior secured notes are collateralized by Evangeline’s property, plant and equipment, proceeds from a gas sales contract, and by a debt service reserve requirement.  Scheduled principal repayments on the Series B notes are $5.0 million in 2009 with a final repayment in 2010 of approximately $3.2 million.  The trust indenture governing the Series B notes contains covenants such as requirements to maintain certain financial ratios.

Evangeline incurred the subordinated note payable as a result of its acquisition of a contract-based intangible asset in the 1990s.  This note is subject to a subordination agreement which prevents the repayment of principal and accrued interest on the note until such time as the Series B noteholders are either fully cash secured through debt service accounts or have been completely repaid.  Variable rate interest accrues on the subordinated note at a Eurodollar rate plus 0.5%.  The variable interest rates charged on this note at December 31, 2008 and 2007 were 3.20% and 5.88%, respectively.  Accrued interest payable related to the subordinated note was $9.8 million and $9.1 million at December 31, 2008 and 2007, respectively.

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

In August 2005, we revised our Partnership Agreement to allow EPGP, at its discretion, to elect not to make its proportionate capital contributions to us in connection with our issuance of limited partner interests, in which case its 2.0% general partner interest would be proportionately reduced.  At the time of such offerings, EPGP has historically contributed cash to us to maintain its 2.0% general partner interest. EPGP made such cash contributions to us during the years ended December 31, 2008 and 2007.  If EPGP exercises this option in the future, the amount of earnings we allocate to it and the cash distributions it receives from us will be reduced accordingly.  If this occurs, EPGP can, under certain conditions, restore its full 2.0% general partner interest by making additional cash contributions to us.

Equity offerings and registration statements

In general, the Partnership Agreement authorizes us to issue an unlimited number of additional limited partner interests and other equity securities for such consideration and on such terms and conditions as may be established by EPGP in its sole discretion (subject, under certain circumstances, to the approval of our unitholders).

In August 2007, we filed a universal shelf registration statement with the SEC that allows us to issue an unlimited amount of debt and equity securities.  In January 2009, we sold 10,590,000 common units (including an over-allotment of 990,000 common units) to the public at an offering price of $22.20 per unit under this universal shelf registration.  See Note 25 for additional information.

During 2003, we instituted a distribution reinvestment plan (“DRIP”).  In April 2007, we filed a registration statement with the SEC authorizing the issuance of up to 25,000,000 common units in connection with the DRIP.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of common units they own by reinvesting the quarterly cash distributions they would otherwise receive into the purchase of additional common units.  A total of 21,471,047 common units have been issued under this registration statement through December 31, 2008.

We also have a registration statement on file related to our employee unit purchase plan (“EUPP”), under which we can issue up to 1,200,000 common units.  Under this plan, employees of EPCO can purchase our common units at a 10.0% discount through payroll deductions.  A total of 651,297 common units have been issued to employees under this plan through December 31, 2008.

The following table reflects the number of common units issued and the net proceeds received from underwritten and other common unit offerings completed during the years ended December 31, 2008, 2007 and 2006:

	Net Proceeds from Sale of Common Units
	Number of	Contributed	Contributed by	Total
	Common Units	by Limited	General	Net
	Issued	Partners	Partner	Proceeds
Fiscal 2006:
Underwritten offerings	31,050,000	$735,819	$15,003	$750,822
DRIP and EUPP	3,774,649	95,006	1,940	96,946
Total 2006	34,824,649	$830,825	$16,943	$847,768
Fiscal 2007:
DRIP and EUPP	2,056,615	$60,445	$1,232	$61,677
Total 2007	2,056,615	$60,445	$1,232	$61,677
Fiscal 2008:
DRIP and EUPP	5,523,946	$139,248	$2,842	$142,090
Total 2008	5,523,946	$139,248	$2,842	$142,090

Net proceeds received from our underwritten and other offerings completed during 2006 were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.

Net proceeds received from our DRIP and EUPP were used to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility and for general partnership purposes.

Summary of Changes in Outstanding Units

The following table summarizes changes in our outstanding units since December 31, 2005:

		Restricted
	Common	Common	Treasury
	Units	Units	Units
Balance, December 31, 2005	389,109,564	751,604	--
Common units issued in connection with underwritten offerings	31,050,000	--	--
Common units issued in connection with DRIP and EUPP	3,774,649	--	--
Common units issued in connection with equity awards	211,000	466,400	--
Forfeiture of restricted units	--	(70,631)	--
Conversion of restricted units to common units	42,136	(42,136)	--
Common units issued in connection with Encinal acquisition	7,115,844	--	--
Balance, December 31, 2006	431,303,193	1,105,237	--
Common units issued in connection with DRIP and EUPP	2,056,615	--	--
Common units issued in connection with equity awards	244,071	738,040	--
Forfeiture or settlement of restricted units	--	(149,853)	--
Conversion of restricted units to common units	4,884	(4,884)	--
Balance, December 31, 2007	433,608,763	1,688,540	--
Common units issued in connection with DRIP and EUPP	5,523,946	--	--
Common units issued in connection with equity awards	21,905	--	--
Restricted units issued	--	766,200	--
Forfeiture or settlement of restricted units	--	(88,777)	--
Conversion of restricted units to common units	285,363	(285,363)	--
Acquisition of treasury units	(85,246)	--	85,246
Cancellation of treasury units	--	--	(85,246)
Balance, December 31, 2008	439,354,731	2,080,600	--

Treasury Units.  In 2000, we and a consolidated trust (the “1999 Trust”) were authorized by EPGP to repurchase up to 2,000,000 publicly-held common units under an announced buy-back program.  The repurchases would be made during periods of temporary market weakness at price levels that would be accretive to our remaining unitholders.  After deducting for repurchases under the program in prior periods, we and the 1999 Trust could repurchase up to 618,400 common units at December 31, 2008.

During the year ended December 31, 2008, 285,363 restricted unit awards vested and were converted to common units.  Of this amount, 85,246 were sold back to us by employees to cover related withholding tax requirements. The total cost of these treasury units was approximately $1.9 million, of which a minimal amount was allocated to our general partner.  Immediately upon acquisition, we cancelled such treasury units.

Summary of Changes in Limited Partners’ Equity

The following table details the changes in limited partners’ equity since December 31, 2005:

		Restricted
	Common	Common
	Units	Units	Total
Balance, December 31, 2005	$5,542,700	$18,638	$5,561,338
Net income	502,969	1,187	504,156
Operating leases paid by EPCO	2,062	5	2,067
Cash distributions to partners	(738,004)	(1,628)	(739,632)
Unit option reimbursements to EPCO	(1,818)	--	(1,818)
Net proceeds from issuance of common units	830,825	--	830,825
Common units issued in connection with Encinal acquisition	181,112	--	181,112
Proceeds from exercise of unit options	5,601		5,601
Amortization of equity awards	2,209	6,073	8,282
Change in accounting method for equity awards (see Note 5)	(896)	(14,919)	(15,815)
Acquisition-related disbursement of cash	(6,183)	(16)	(6,199)
Balance, December 31, 2006	6,320,577	9,340	6,329,917
Net income	416,323	1,405	417,728
Operating leases paid by EPCO	2,056	7	2,063
Cash distributions to partners	(831,155)	(2,638)	(833,793)
Unit option reimbursements to EPCO	(2,999)	--	(2,999)
Net proceeds from issuance of common units	60,445	--	60,445
Proceeds from exercise of unit options	7,549	--	7,549
Repurchase of restricted units and options	(512)	(1,056)	(1,568)
Amortization of equity awards	4,663	8,890	13,553
Balance, December 31, 2007	5,976,947	15,948	5,992,895
Net income	807,894	3,653	811,547
Operating leases paid by EPCO	1,988	9	1,997
Cash distributions to partners	(888,802)	(3,891)	(892,693)
Unit option reimbursements to EPCO	(550)	--	(550)
Non-cash distributions	(7,140)	--	(7,140)
Acquisition of treasury units, limited partner share	--	(1,873)	(1,873)
Net proceeds from issuance of common units	139,248	--	139,248
Proceeds from exercise of unit options	679	--	679
Amortization of equity awards	6,623	12,373	18,996
Balance, December 31, 2008	$6,036,887	$26,219	$6,063,106

In October 2006, we acquired all of the capital stock of an affiliated NGL marketing company located in Canada from EPCO and Dan L. Duncan for $17.7 million in cash.  The amount we paid for this business exceeded the carrying values of the assets acquired and liabilities assumed from this related party (which is under common control with us) by $6.3 million, of which $6.2 million was allocated to limited partners and $0.1 million to our general partner.  The excess of the acquisition price over the net book value of this business at the time of acquisition is treated as a deemed distribution to our owners and presented as an “Acquisition-related disbursement of cash” in our Statement of Partners’ Equity for the year ended

December 31, 2006.  The total purchase price is a component of “Cash used for business combinations” as presented in our Statement of Consolidated Cash Flows for the year ended December 31, 2006.

Distributions to Partners

The percentage interest of EPGP in our quarterly cash distributions is increased after certain specified target levels of quarterly distribution rates are met.  At current distribution rates, we are in the highest tier of such incentive targets.  EPGP’s quarterly incentive distribution thresholds are as follows:

▪	2.0% of quarterly cash distributions up to $0.253 per unit;

▪	15.0% of quarterly cash distributions from $0.253 per unit up to $0.3085 per unit; and

▪	25.0% of quarterly cash distributions that exceed $0.3085 per unit.

We paid incentive distributions of $125.9 million, $107.4 million and $86.7 million to EPGP during the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents our declared quarterly cash distribution rates per unit since the first quarter of 2007 and the related record and distribution payment dates.  The quarterly cash distribution rates per unit correspond to the fiscal quarters indicated.  Actual cash distributions are paid within 45 days after the end of such fiscal quarter.

	Distribution	Record	Payment
	per Unit	Date	Date
2007
1st Quarter	$0.4750	Apr. 30, 2007	May 10, 2007
2nd Quarter	$0.4825	Jul. 31, 2007	Aug. 9, 2007
3rd Quarter	$0.4900	Oct. 31, 2007	Nov. 8, 2007
4th Quarter	$0.5000	Jan. 31, 2008	Feb. 7, 2008
2008
1st Quarter	$0.5075	Apr. 30, 2008	May 7, 2008
2nd Quarter	$0.5150	Jul. 31, 2008	Aug. 7, 2008
3rd Quarter	$0.5225	Oct. 31, 2008	Nov. 12, 2008
4th Quarter	$0.5300	Jan. 30, 2009	Feb. 9, 2009

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

The following table presents the components of accumulated other comprehensive income (loss) at the dates indicated:

	At December 31,
	2008	2007
Commodity financial instruments – cash flow hedges (1)	$(114,077)	$(21,619)
Interest rate financial instruments – cash flow hedges (1)	3,818	34,980
Foreign currency cash flow hedges (1)	10,594	1,308
Foreign currency translation adjustment (2)	(1,301)	1,200
Pension and postretirement benefit plans (3)	(751)	588
Total accumulated other comprehensive income (loss)	$(101,717)	$16,457

(1)  See Note 7 for additional information regarding these components of accumulated other comprehensive income (loss).
(2)  Relates to transactions of our Canadian NGL marketing subsidiary.
(3)  See Note 6 for additional information regarding pension and postretirement benefit plans.

Note 16.  Business Segments

We have four reportable business segments: NGL Pipelines & Services, Onshore Natural Gas Pipelines & Services, Offshore Pipelines & Services and Petrochemical Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin.  Gross operating margin (either in total or by individual segment) is an important performance measure of the core profitability of our operations.  This measure forms the basis of our internal financial reporting and is used by our senior management in deciding how to allocate capital resources among business segments.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.  The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.  Our non-GAAP financial measure of total segment gross operating margin should not be considered an alternative to GAAP operating income.

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

We include equity in earnings of unconsolidated affiliates in our measurement of segment gross operating margin and operating income. Our equity investments with industry partners are a vital component of our business strategy.  They are a means by which we conduct our operations to align our interests with those of our customers and/or suppliers.  This method of operation enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed versus what we could accomplish on a stand alone basis.  Many of these businesses perform supporting or complementary roles to our other business operations.

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

Consolidated property, plant and equipment and investments in and advances to unconsolidated affiliates are assigned to each segment on the basis of each asset’s or investment’s principal operations.  The principal reconciling difference between consolidated property, plant and equipment and the total value of segment assets is construction in progress.  Segment assets represent the net book carrying value of facilities and other assets that contribute to gross operating margin of that particular segment.  Since assets under construction generally do not contribute to segment gross operating margin, such assets are excluded from segment asset totals until they are placed in service.  Consolidated intangible assets and goodwill are assigned to each segment based on the classification of the assets to which they relate.

We consolidate the financial statements of Duncan Energy Partners with those of our own.  As a result, our consolidated gross operating margin amounts include 100.0% of the gross operating margin amounts of Duncan Energy Partners.

The following table shows our measurement of total segment gross operating margin for the periods indicated:

		For the Year Ended December 31,
		2008	2007	2006
Revenues (1)		$21,905,656	$16,950,125	$13,990,969
Less:	Operating costs and expenses (1)	(20,460,964)	(16,009,051)	(13,089,091)
Add:	Equity in earnings of unconsolidated affiliates (1)	59,104	29,658	21,565
	Depreciation, amortization and accretion in operating costs and expenses (2)	555,370	513,840	440,256
	Operating lease expenses paid by EPCO (2)	2,038	2,105	2,109
	Loss (gain) from asset sales and related transactions in operating costs and expenses (2)	(3,735)	5,391	(3,359)
Total segment gross operating margin		$2,057,469	$1,492,068	$1,362,449

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

A reconciliation of our total segment gross operating margin to operating income and income before provision for income taxes, minority interest and the cumulative effect of change in accounting principle follows:

	For the Year Ended December 31,
	2008	2007	2006
Total segment gross operating margin	$2,057,469	$1,492,068	$1,362,449
Adjustments to reconcile total segment gross operating margin to operating income:
Depreciation, amortization and accretion in operating costs and expenses	(555,370)	(513,840)	(440,256)
Operating lease expense paid by EPCO	(2,038)	(2,105)	(2,109)
Gain (loss) from asset sales and related transactions in operating costs and expenses	3,735	(5,391)	3,359
General and administrative costs	(90,550)	(87,695)	(63,391)
Operating income	1,413,246	883,037	860,052
Other expense, net	(391,448)	(303,463)	(229,967)
Income before provision for income taxes, minority interest
and cumulative effect of change in accounting principle	$1,021,798	$579,574	$630,085

Information by segment, together with reconciliations to our consolidated totals, is presented in the following table:

	Reportable Segments
		Onshore
	NGL	Natural Gas	Offshore		Adjustments
	Pipelines	Pipelines	Pipelines	Petrochemical	and	Consolidated
	& Services	& Services	& Services	Services	Eliminations	Totals
Revenues from third parties:
Year ended December 31, 2008	$14,664,707	$3,161,014	$260,288	$2,683,197	$--	$20,769,206
Year ended December 31, 2007	12,101,715	1,788,219	222,642	2,184,833	--	16,297,409
Year ended December 31, 2006	10,079,534	1,407,872	144,065	1,956,268	--	13,587,739
Revenues from related parties:
Year ended December 31, 2008	717,244	411,084	8,122	--	--	1,136,450
Year ended December 31, 2007	369,654	281,876	1,169	17	--	652,716
Year ended December 31, 2006	110,409	291,023	1,798	--	--	403,230
Intersegment and intrasegment revenues:
Year ended December 31, 2008	7,947,889	833,931	1,418	639,142	(9,422,380)	--
Year ended December 31, 2007	5,346,571	191,741	1,959	514,852	(6,055,123)	--
Year ended December 31, 2006	4,131,776	113,132	1,679	383,754	(4,630,341)	--
Total revenues:
Year ended December 31, 2008	23,329,840	4,406,029	269,828	3,322,339	(9,422,380)	21,905,656
Year ended December 31, 2007	17,817,940	2,261,836	225,770	2,699,702	(6,055,123)	16,950,125
Year ended December 31, 2006	14,321,719	1,812,027	147,542	2,340,022	(4,630,341)	13,990,969
Equity in earnings of unconsolidated affiliates:
Year ended December 31, 2008	1,430	22,959	33,609	1,106	--	59,104
Year ended December 31, 2007	6,031	9,540	12,628	1,459	--	29,658
Year ended December 31, 2006	5,715	2,872	11,909	1,069	--	21,565
Gross operating margin by individual business segment and in total:
Year ended December 31, 2008	1,290,458	411,344	188,083	167,584	--	2,057,469
Year ended December 31, 2007	812,521	335,683	171,551	172,313	--	1,492,068
Year ended December 31, 2006	752,548	333,399	103,407	173,095	--	1,362,449
Segment assets:
At December 31, 2008	5,424,134	4,033,312	1,394,480	698,157	1,604,691	13,154,774
At December 31, 2007	4,570,555	3,702,297	1,452,568	687,856	1,173,988	11,587,264
Investments in and advances to unconsolidated affiliates (see Note 11):
At December 31, 2008	144,182	283,981	504,843	16,520	--	949,526
At December 31, 2007	117,089	239,327	484,588	17,335	--	858,339
Intangible assets, net (see Note 13):
At December 31, 2008	351,010	333,462	116,219	54,725	--	855,416
At December 31, 2007	373,071	354,152	133,058	56,719	--	917,000
Goodwill (see Note 13):
At December 31, 2008	268,938	282,121	82,135	73,690	--	706,884
At December 31, 2007	153,706	282,121	82,135	73,690	--	591,652
Our revenues are derived from a wide customer base.  During 2008 our largest customer was LyondellBasell Industries (“LBI”) and its affiliates, which accounted for 9.6% of our consolidated revenues.  See Note 21 for additional information regarding our credit exposure to LBI’s bankruptcy filing in January 2009.  In 2007 and 2006, our largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9% and 6.1%, respectively, of our consolidated revenues.

On January 6, 2009, LBI announced that its U.S. operations had voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the bankruptcy filing, we had approximately $17.3 million of credit exposure to LBI, which was reduced to approximately $10.0 million through remedies provided under certain pipeline tariffs.  In addition, we are seeking to have LBI accept certain contracts and have filed claims pursuant to current Bankruptcy Court Orders that we expect will allow us to recover the majority of the remaining credit exposure.

For 2008, LBI accounted for 10.2%, or $1.6 billion, of revenues attributable to our NGL Pipelines & Services business segment and 19.2%, or $516.2 million, of revenues attributable to our Petrochemical Services business segment.

The following table provides additional information regarding our consolidated revenues (net of adjustments and eliminations) and expenses for the periods noted:

	For the Year Ended December 31,
	2008	2007	2006
NGL Pipelines & Services:
Sales of NGLs	$14,680,607	$11,757,895	$9,442,403
Sales of other petroleum and related products	2,387	3,027	2,353
Midstream services	698,957	710,447	745,187
Total	15,381,951	12,471,369	10,189,943
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	3,091,296	1,481,569	1,103,169
Midstream services	480,802	588,526	595,726
Total	3,572,098	2,070,095	1,698,895
Offshore Pipelines & Services:
Sales of natural gas	100	101	307
Sales of other petroleum and related products	11,144	12,086	4,562
Midstream services	257,166	211,624	140,994
Total	268,410	223,811	145,863
Petrochemical Services:
Sales of other petroleum and related products	2,593,856	2,115,429	1,873,722
Midstream services	89,341	69,421	82,546
Total	2,683,197	2,184,850	1,956,268
Total consolidated revenues	$21,905,656	$16,950,125	$13,990,969

Consolidated cost and expenses
Operating costs and expenses:
Cost of sales	$18,662,263	$14,509,220	$11,778,928
Depreciation, amortization and accretion	555,370	513,840	440,256
Loss (gain) on sale of assets and related transactions	(3,735)	5,391	(3,359)
Other operating costs and expenses	1,247,066	980,600	873,266
General and administrative costs	90,550	87,695	63,391
Total consolidated costs and expenses	$20,551,514	$16,096,746	$13,152,482

Note 17.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated.

	For the Year Ended December 31,
	2008	2007	2006
Revenues from consolidated operations
EPCO and affiliates	$121,201	$67,635	$98,671
Energy Transfer Equity and subsidiaries	618,370	294,441	--
Unconsolidated affiliates	396,879	290,640	304,559
Total	$1,136,450	$652,716	$403,230
Cost of sales
EPCO and affiliates	$59,173	$33,827	$86,050
Energy Transfer Equity and subsidiaries	173,875	26,889	--
Unconsolidated affiliates	90,836	41,474	42,166
Total	$323,884	$102,190	$128,216
Operating costs and expenses
EPCO and affiliates	$314,612	$260,716	$225,487
Energy Transfer Equity and subsidiaries	18,284	8,267	--
Unconsolidated affiliates	(10,388)	(8,709)	(10,560)
Total	$322,508	$260,274	$214,927
General and administrative expenses
EPCO and affiliates	$59,058	$56,518	$41,265
Unconsolidated affiliates	(51)	--	--
Total	$59,007	$56,518	$41,265
Other income (expense)
EPCO and affiliates	$(274)	$(170)	$680
Unconsolidated affiliates	--	--	262
Total	$(274)	$(170)	$942

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

Relationship with EPCO and affiliates

We have an extensive and ongoing relationship with EPCO and its affiliates, which include the following significant entities that are not a part of our consolidated group of companies:

▪	EPCO and its private company subsidiaries;

▪	EPGP, our sole general partner;

▪	Enterprise GP Holdings, which owns and controls our general partner;

▪	TEPPCO, which is owned and controlled by Enterprise GP Holdings; and

▪	the Employee Partnerships (see Note 5).

We also have an ongoing relationship with Duncan Energy Partners, the financial statements of which are consolidated with those of our own.  Our transactions with Duncan Energy Partners are eliminated in consolidation.  A description of our relationship with Duncan Energy Partners is presented within this Note 17.

EPCO is a private company controlled by Dan L. Duncan, who is also a Director and Chairman of EPGP, our general partner.  At December 31, 2008, EPCO and its affiliates beneficially owned 152,506,527 (or 34.5%) of our outstanding common units, which includes 13,670,925 of our common units owned by Enterprise GP Holdings.  In addition, at December 31, 2008, EPCO and its affiliates beneficially owned 77.8% of the limited partner interests of Enterprise GP Holdings and 100.0% of its general partner, EPE Holdings.  Enterprise GP Holdings owns all of the membership interests of EPGP.  The principal business activity of EPGP is to act as our managing partner.  The executive officers and certain of the directors of EPGP and EPE Holdings are employees of EPCO.

As our general partner, EPGP received cash distributions of $144.1 million, $124.4 million and $101.8 million from us during the years ended December 31, 2008, 2007 and 2006, respectively.  These amounts include incentive distributions of $125.9 million, $107.4 million and $86.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We and EPGP are both separate legal entities apart from each other and apart from EPCO, Enterprise GP Holdings and their respective other affiliates, with assets and liabilities that are separate from those of EPCO, Enterprise GP Holdings and their respective other affiliates.  EPCO and its private company subsidiaries depend on the cash distributions they receive from us, Enterprise GP Holdings and other investments to fund their other operations and to meet their debt obligations.  EPCO and its private company affiliates received $405.2 million, $355.5 million and $306.5 million in cash distributions from us and Enterprise GP Holdings during the years ended December 31, 2008, 2007 and 2006, respectively.

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

We have entered into an agreement with an affiliate of EPCO to provide trucking services to us for the transportation of NGLs and other products.  For the years ended December 31, 2008, 2007 and 2006, we paid this trucking affiliate $21.7 million, $17.5 million and $20.7 million, respectively, for such services.

We lease office space in various buildings from affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.  For the years ended December 31, 2008, 2007 and 2006, we paid EPCO $5.3 million, $5.6 million and $3.0 million, respectively, for office space leases.

Historically, we entered into transactions with a Canadian affiliate of EPCO for the purchase and sale of NGL products in the normal course of business.  These transactions were at market-related prices.  We acquired this affiliate in October 2006 and began consolidating its financial statements with those of our own from the date of acquisition.  For the nine months ended September 30, 2006, our revenues from this former unconsolidated affiliate were $55.8 million and our purchases were $43.4 million.

EPCO ASA

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

▪	EPCO will allow us to participate as a named insured in its overall insurance program, with the associated premiums and other costs being allocated to us.

Under the ASA, EPCO subleases to us (for $1 per year) certain equipment which it holds pursuant to operating leases and has assigned to us its purchase option under such leases (the “retained leases”).  EPCO remains liable for the actual cash lease payments associated with these agreements.  We record the full value of these payments made by EPCO on our behalf as a non-cash related party operating lease expense, with the offset to partners’ equity accounted for as a general contribution to our partnership.  We exercised our election under the retained leases to purchase a cogeneration unit in December 2008 for $2.3 million.  Should we decide to exercise the purchase option associated with the remaining agreement, we would pay the original lessor $3.1 million in June 2016.

Our operating costs and expenses for the years ended December 31, 2008, 2007 and 2006 include reimbursement payments to EPCO for the costs it incurs to operate our facilities, including compensation of employees.  We reimburse EPCO for actual direct and indirect expenses it incurs related to the operation of our assets.  These reimbursements were $329.7 million, $273.0 million and $285.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Likewise, our general and administrative costs for the years ended December 31, 2008, 2007 and 2006 include amounts we reimburse to EPCO for administrative services, including compensation of employees.  In general, our reimbursement to EPCO for administrative services is either (i) on an actual basis for direct expenses it may incur on our behalf (e.g., the purchase of office supplies) or (ii) based on an allocation of such charges between the various parties to ASA based on the estimated use of such services by each party (e.g., the allocation of general legal or accounting salaries based on estimates of time spent on each entity’s business and affairs).  These reimbursements were $59.1 million, $56.5 million and $41.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Since the vast majority of such expenses are charged to us on an actual basis (i.e. no mark-up or subsidy is charged or received by EPCO), we believe that such expenses are representative of what the amounts would have been on a stand alone basis. With respect to allocated costs, we believe that the proportional direct allocation method employed by EPCO is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.

The ASA also addresses potential conflicts that may arise among Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), and the EPCO Group with respect to business opportunities with third parties.  The EPCO Group includes EPCO and its other affiliates, but excludes Enterprise Products Partners, Enterprise GP Holdings, Duncan Energy Partners and their respective general partners.  With respect to potential conflicts with respect to third party business opportunities, the ASA provides, among other things, that:

▪
If a business opportunity to acquire “equity securities” (as defined below) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), Duncan Energy Partners (including DEP GP), then Enterprise GP Holdings will have the first right to pursue such opportunity.  The term “equity securities” is defined to include:

▪
general partner interests (or securities which have characteristics similar to general partner interests) or interests in “persons” that own or control such general partner or similar interests (collectively, “GP Interests”) and securities convertible, exercisable, exchangeable or otherwise representing ownership or control of such GP Interests; and

▪
IDRs and limited partner interests (or securities which have characteristics similar to IDRs or limited partner interests) in publicly traded partnerships or interests in “persons” that own or control such limited partner or similar interests (collectively, “non-GP Interests”); provided that such non-GP Interests are associated with GP Interests and are owned by the owners of GP Interests or their respective affiliates.

Enterprise GP Holdings will be presumed to want to acquire the equity securities until such time as EPE Holdings advises the EPCO Group, EPGP and DEP GP that it has abandoned the pursuit of such business opportunity.  In the event that the purchase price of the equity securities is reasonably likely to equal or exceed $100.0 million, the decision to decline the acquisition will be made by the chief executive officer of EPE Holdings after consultation with and subject to the approval of the ACG Committee of EPE Holdings.  If the purchase price is reasonably likely to be less than $100.0 million, the chief executive officer of EPE Holdings may make the determination to decline the acquisition without consulting the ACG Committee of EPE Holdings.

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

▪
If any business opportunity not covered by the preceding bullet point (i.e. not involving equity securities) is presented to the EPCO Group, Enterprise Products Partners (including EPGP), Enterprise GP Holdings (including EPE Holdings), or Duncan Energy Partners (including DEP GP), Enterprise Products Partners will have the first right to pursue such opportunity either for itself or, if desired by Enterprise Products Partners in its sole discretion, for the benefit of Duncan Energy Partners. It will be presumed that Enterprise Products Partners will pursue the business opportunity until such time as its general partner advises the EPCO Group, EPE Holdings and DEP GP that it has abandoned the pursuit of such business opportunity.

In the event the purchase price or cost associated with the business opportunity is reasonably likely to equal or exceed $100.0 million, any decision to decline the business opportunity will be made by the chief executive officer of EPGP after consultation with and subject to the approval of the ACG Committee of EPGP.  If the purchase price or cost is reasonably likely to be less than $100.0 million, the chief executive officer of EPGP may make the determination to decline the business opportunity without consulting EPGP’s ACG Committee.

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

The ASA was amended on January 30, 2009 to provide for the cash reimbursement by us and Enterprise GP Holdings to EPCO of distributions of cash or securities, if any, made by EPCO Unit to its Class B limited partners.  The ASA amendment also extended the term under which EPCO provides services to the partnership entities from December 2010 to December 2013 and made other updating and conforming changes.

Employee Partnerships. EPCO formed the Employee Partnerships to serve as an incentive arrangement for key employees of EPCO by providing them a “profits interest” in such partnerships.  Certain EPCO employees who work on behalf of us and EPCO were issued Class B limited partner interests and admitted as Class B limited partners without any capital contribution.  The profits interest awards (i.e., the Class B limited partner interests) in the Employee Partnerships entitles each holder to participate in the appreciation in value of our common units, Enterprise GP Holdings’ units, or both. See Note 5 for additional information regarding the Employee Partnerships.

Relationship with TEPPCO

TEPPCO became a related party to us in February 2005 when its general partner was acquired by private company affiliates of EPCO.  Our relationship was further reinforced by the acquisition of TEPPCO’s general partner by Enterprise GP Holdings in May 2007.  Enterprise GP Holdings also owns our general partner.

We received $121.2 million, $67.6 million and $42.9 million from TEPPCO during the years ended December 31, 2008, 2007 and 2006, respectively, from the sale of hydrocarbon products.  We paid TEPPCO $42.0 million, $19.4 million and $24.0 million for NGL pipeline transportation and storage services during the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase of Pioneer I plant from TEPPCO. In March 2006, we paid TEPPCO $38.2 million for its Pioneer I natural gas processing plant located in Opal, Wyoming and certain natural gas processing rights related to natural gas production from the Jonah and Pinedale fields located in the Greater Green River Basin in Wyoming.  After an in-depth consideration of all relevant factors, this transaction was approved by the ACG Committee of our general partner and the Audit and Conflicts Committee of the general partner of TEPPCO.  TEPPCO has no continued involvement in the contracts or in the operations of the Pioneer facility.

Jonah Joint Venture with TEPPCO. In August 2006, we became a joint venture partner with TEPPCO in Jonah, which owns the Jonah Gas Gathering System located in the Greater Green River Basin of southwestern Wyoming.  The Jonah Gathering System gathers and transports natural gas produced from the Jonah and Pinedale fields to regional natural gas processing plants and major interstate pipelines that deliver natural gas to end-user markets.

Prior to entering into the Jonah joint venture, we managed the construction of the Phase V expansion and funded the initial construction costs under a letter of intent we entered into in February 2006.  In connection with the joint venture arrangement, we and TEPPCO shared equally in the costs of the Phase V expansion, which is increased the capacity of the Jonah Gathering System from 1.5 Bcf/d to 2.4

Bcf/d and significantly reduced system operating pressures, which we anticipate will lead to increased production rates and ultimate reserve recoveries.  The first portion of the expansion, which has increased the system gathering capacity to 2.0 Bcf/d, was completed in July 2007 and the final phase of this expansion was completed in June 2008.  We managed the Phase V construction project.  Currently, the gathering capacity of this system is 2.4 Bcf/d.

Since August 1, 2006, we and TEPPCO have equally shared in the construction costs of the Phase V expansion.  TEPPCO has reimbursed us $306.5 million, which represents 50.0% of total Phase V costs incurred through December 31, 2008.  We had a receivable of $1.0 million from TEPPCO at December 31, 2008 for Phase V expansion costs.

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

TEPPCO was entitled to all distributions from the joint venture until specified milestones were achieved, at which point, we became entitled to receive 50.0% of the incremental cash flow from portions of the system placed in service as part of the expansion.  Since the first phase of this expansion was reached in July 2007, we and TEPPCO have shared earnings based on a formula that takes into account our respective capital contributions, including expenditures by TEPPCO prior to the expansion.

At December 31, 2008, we owned an approximate 19.4% interest in Jonah and TEPPCO owns 80.6%.  We operate the Jonah system.  We account for our investment in the Jonah joint venture using the equity method.

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

Purchase and lease of pipelines for DEP South Texas NGL Pipeline System from TEPPCO. In January 2007, we purchased a 10-mile segment of pipeline from TEPPCO located in the Houston area for $8.0 million.  This pipeline segment is part of the DEP South Texas NGL Pipeline System that commenced operations in January 2007.  In addition, we entered into a lease with TEPPCO for an 11-mile interconnecting pipeline located in the Houston area that is part of the DEP South Texas NGL Pipeline System.   Although the primary term of the lease expired in September 2007, it was renewed on a month-to-month basis until construction of a parallel pipeline was completed in early 2008.  These transactions were in accordance with the Board-approved management authorization policy.

Texas Offshore Port System Joint Venture. In August 2008, we, together with TEPPCO and Oiltanking, announced the formation of the Texas Offshore Port System, a joint venture to design,

construct, operate and own a Texas offshore crude oil port and a related onshore pipeline and storage system that would facilitate delivery of waterborne crude oil to refining centers located along the upper Texas Gulf Coast.  The joint venture’s primary project, referred to as “TOPS,” includes (i) an offshore port (which will be located approximately 36 miles from Freeport, Texas), (ii) an onshore storage facility with approximately 3.9 million barrels of crude oil storage capacity, and (iii) an 85-mile crude oil pipeline system having a transportation capacity of up to 1.8 million barrels per day, that will extend from the offshore port to a storage facility near Texas City, Texas.  The joint venture’s complementary project, referred to as the Port Arthur Crude Oil Express (or “PACE”) will transport crude oil from Texas City, including crude oil from TOPS, and will consist of a 75-mile pipeline and 1.2 million barrels of crude oil storage capacity in the Port Arthur, Texas area.  The timing of the construction and related capital costs of the TOPS and PACE projects will be affected by the expansion plans of Motiva and the acquisition of requisite permits.

                We, TEPPCO and Oiltanking each own, through our respective subsidiaries, a one-third interest in the joint venture.  The aggregate cost of the TOPS and PACE projects is expected to be approximately $1.8 billion (excluding capitalized interest), with the majority of such capital expenditures currently expected to occur in 2010 and 2011.  We and TEPPCO have each guaranteed up to approximately $700.0 million, which includes a contingency amount for potential cost overruns, of the capital contribution obligations of our respective subsidiary partners in the joint venture.  As of December 31, 2008, our investment in the Texas Offshore Port System was $35.9 million.

Relationship with Energy Transfer Equity

Enterprise GP Holdings acquired equity method investments in Energy Transfer Equity and its general partner in May 2007.  As a result, Energy Transfer Equity and its consolidated subsidiaries became related parties to our consolidated businesses.

For the year ended December 31, 2008 and the eight months ended December 31, 2007, we recorded $618.4 million and $294.4 million, respectively, of revenues from Energy Transfer Partners, L.P. (“ETP”), primarily from NGL marketing activities.  We incurred $192.2 million and $35.2 million in costs of sales and operating costs and expenses for the year ended December 31, 2008 and the eight months ended December 31, 2007, respectively.  We have a long-term revenue generating contract with Titan Energy Partners, L.P. (“Titan”), a consolidated subsidiary of ETP.  Titan purchases substantially all of its propane requirements from us.  The contract continues until March 31, 2010 and contains renewal and extension options.  We and Energy Transfer Company (“ETC OLP”) transport natural gas on each other’s systems and share operating expenses on certain pipelines.  ETC OLP also sells natural gas to us.

Relationship with Duncan Energy Partners

Duncan Energy Partners was formed in September 2006 and did not acquire any assets prior to February 5, 2007, which was the date it completed its initial public offering of 14,950,000 common units and acquired controlling interests in certain midstream energy businesses of EPO.  The business purpose of Duncan Energy Partners is to acquire, own and operate a diversified portfolio of midstream energy assets and to support the growth objectives of EPO and other affiliates under common control.   Duncan Energy Partners is engaged in the business of transporting and storing NGLs and petrochemical products and gathering, transporting, storing and marketing of natural gas.

At December 31, 2008, Duncan Energy Partners is owned 99.3% by its limited partners and 0.7% by its general partner, DEP GP, which is a wholly owned subsidiary of EPO.  DEP GP is responsible for managing the business and operations of Duncan Energy Partners.  DEP OLP, a wholly owned subsidiary of Duncan Energy Partners, conducts substantially all of Duncan Energy Partners’ business.

At December 31, 2008, EPO owned approximately 74.1% of Duncan Energy Partners’ limited partner interests and 100.0% of its general partner.

DEP I Midstream Businesses

On February 5, 2007, EPO contributed a 66.0% controlling equity interest in each of the DEP I Midstream Businesses (defined below) to Duncan Energy Partners in a dropdown of assets (the “DEP I dropdown”).  EPO retained the remaining 34.0% equity interest in each of the DEP I Midstream Businesses.  The DEP I Midstream Businesses consist of (i) Mont Belvieu Caverns, LLC (“Mont Belvieu Caverns”); (ii) Acadian Gas, LLC (“Acadian Gas”); (iii) Enterprise Lou-Tex Propylene Pipeline L.P. (“Lou-Tex Propylene”), including its general partner; (iv) Sabine Propylene Pipeline L.P. (“Sabine Propylene’), including its general partner; and (v) South Texas NGL Pipelines, LLC (“South Texas NGL”).

As consideration for controlling equity interests in the DEP I Midstream Businesses and reimbursement for capital expenditures related to these businesses, Duncan Energy Partners distributed to EPO (i) $260.6 million of the $290.5 million of net proceeds from its initial public offering to EPO, (ii)  $198.9 million in borrowings under its DEP I Revolving Credit Facility and (iii) a net 5,351,571 common units of Duncan Energy Partners.  See Note 14 for information regarding the debt obligations of Duncan Energy Partners.

DEP II Midstream Businesses

On December 8, 2008, Duncan Energy Partners entered into the DEP II Purchase Agreement with EPO and Enterprise GTM, a wholly owned subsidiary of EPO.  Pursuant to the DEP II Purchase Agreement, DEP OLP acquired 100.0% of the membership interests in Enterprise III from Enterprise GTM, thereby acquiring a 66.0% general partner interest in Enterprise GC, a 51.0% general partner interest in Enterprise Intrastate and a 51.0% membership interest in Enterprise Texas.  Collectively, we refer to Enterprise GC, Enterprise Intrastate and Enterprise Texas as the “DEP II Midstream Businesses.”  EPO was the sponsor of this second dropdown transaction (the “DEP II dropdown”).  Enterprise GTM retained the remaining limited partner and member interests in the DEP II Midstream Businesses.

As consideration for controlling equity interests in the DEP II Midstream Businesses, EPO received $280.5 million in cash and 37,333,887 Class B limited partner units having a market value of $449.5 million from Duncan Energy Partners.  The Class B limited partner units automatically converted to common units of Duncan Energy Partners on February 1, 2009.  The total value of the consideration provided to EPO and Enterprise GTM was $730.0 million.  The cash portion of the consideration provided by Duncan Energy Partners in this dropdown transaction was derived from borrowings under the DEP II Term Loan Agreement.  See Note 14 for information regarding the debt obligations of Duncan Energy Partners.

Generally, the DEP II dropdown transaction documents provide that to the extent that the DEP II Midstream Businesses generate cash sufficient to pay distributions to their partners or members, such cash will be distributed to Enterprise III (a wholly owned by Duncan Energy Partners) and Enterprise GTM (our wholly owned subsidiary) in an amount sufficient to generate an aggregate annualized return on their respective investments of 11.85%.  Distributions in excess of this amount will be distributed 98.0% to Enterprise GTM and 2.0% to Enterprise III.   The initial annual fixed return amount of 11.85% will be increased by 2.0% each calendar year beginning January 1, 2010. For example, the fixed return in 2010, assuming no other adjustments, would be 102.0% of 11.85%, or 12.087%.

Duncan Energy Partners paid a pro rated cash distribution of $0.1115 per unit on the Class B units with respect to the fourth quarter of 2008.

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

Omnibus Agreement

On December 8, 2008, we entered into an amended and restated Omnibus Agreement with Duncan Energy Partners.  The key provisions of this agreement are summarized as follows:

▪
indemnification for certain environmental liabilities, tax liabilities and right-of-way defects with respect to the DEP I and DEP II Midstream Businesses we contributed to Duncan Energy Partners  in connection with the respective dropdown transactions;

▪
funding by EPO of 100.0% of post-February 5, 2007 capital expenditures incurred by South Texas NGL and Mont Belvieu Caverns with respect to certain expansion projects under construction at the time of Duncan Energy Partners’ initial public offering;

▪	funding by EPO of 100.0% of post-December 8, 2008 capital expenditures (estimated at $1.4 million) to complete the Sherman Extension natural gas pipeline;

▪
a right of first refusal to EPO in our current and future subsidiaries and a right of first refusal on the material assets of such subsidiaries, other than sales of inventory and other assets in the ordinary course of business; and

▪	a preemptive right with respect to equity securities issued by certain of our subsidiaries, other than as consideration in an acquisition or in connection with a loan or debt financing.

We and Duncan Energy Partners have also agreed to negotiate in good faith any necessary amendments to the partnership or company agreements of the DEP II Midstream Businesses when either party believes that business circumstances have changed.

Our general partner’s ACG Committee must approve amendments to the Omnibus Agreement when such amendments would adversely affect our unitholders.

EPO has indemnified Duncan Energy Partners against certain environmental liabilities, tax liabilities and right-of-way defects associated with the assets EPO contributed to Duncan Energy Partners  in connection with the DEP I and DEP II dropdown transactions.  These liabilities include both known and unknown environmental and related liabilities.  These indemnifications terminate on February 5, 2010.  There is an aggregate cap of $15.0 million on the amount of indemnity coverage, and Duncan Energy Partners is not entitled to indemnification until the aggregate amount of claims it incurs exceeds $250 thousand.  Environmental liabilities resulting from a change of law after February 5, 2007 are excluded from the indemnity.  In addition, EPO has indemnified Duncan Energy Partners for liabilities related to:

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

The Omnibus Agreement may not be amended without the prior approval of the ACG Committee if the proposed amendment will, in the reasonable discretion of DEP GP, adversely affect holders of its common units.

Neither we, nor EPO and any of its affiliates are restricted under the Omnibus Agreement from competing with Duncan Energy Partners.  Except as otherwise expressly agreed in the ASA, EPO and any of its affiliates may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer Duncan Energy Partners the opportunity to purchase or construct those assets.  These agreements are in addition to other agreements relating to business opportunities and potential conflicts of interest set forth in the ASA with EPO, EPCO and other affiliates of EPCO.

Under the Omnibus Agreement, EPO agreed to make additional contributions to Duncan Energy Partners as reimbursement for Duncan Energy Partners’ 66.0% share of any excess construction costs above the (i) $28.6 million of estimated capital expenditures to complete Phase II expansions of the DEP South Texas NGL Pipeline System and (ii) $14.1 million of estimated construction costs for additional brine production capacity and above-ground storage reservoir projects at Mont Belvieu, Texas.  Both projects were underway at the time of Duncan Energy Partners’ initial public offering.  EPO made cash contributions to Duncan Energy Partners of $32.5 million and $9.9 million in connection with the Omnibus Agreement during the years ended December 31, 2008 and 2007, respectively.  The majority of these contributions related to funding the Phase II expansion costs of the DEP South Texas NGL Pipeline System.  EPO will not receive an increased allocation of earnings or cash flows as a result of these contributions to South Texas NGL and Mont Belvieu Caverns.

Mont Belvieu Caverns’ LLC Agreement

The Mont Belvieu Caverns’ LLC Agreement (the “Caverns LLC Agreement”) states that if Duncan Energy Partners elects to not participate in certain projects of Mont Belvieu Caverns, then EPO is responsible for funding 100.0% of such projects.  To the extent such non-participated projects generate identifiable incremental cash flows for Mont Belvieu Caverns in the future, the earnings and cash flows of Mont Belvieu Caverns will be adjusted to allocate such incremental amounts to EPO by special allocation or otherwise.  Under the terms of the Caverns LLC Agreement, Duncan Energy Partners may elect to acquire a 66.0% share of these projects from EPO within 90 days of such projects being placed in service.

EPO made cash contributions of $99.5 million and $38.1 million under the Caverns LLC Agreement during the years ended December 31, 2008 and 2007, respectively, to fund 100.0% of certain storage-related projects for the benefit of EPO’s NGL marketing activities.  At present, Mont Belvieu Caverns is not expected to generate any identifiable incremental cash flows in connection with these projects; thus, the sharing ratio for Mont Belvieu Caverns is not expected to change from the current sharing ratio of 66.0% for Duncan Energy Partners and 34.0% for EPO.  EPO expects to make additional contributions of approximately $27.5 million to fund such projects in 2009.  The constructed assets will be the property of Mont Belvieu Caverns.

In November 2008, the Caverns LLC Agreement was amended to provide that EPO would prospectively receive a special allocation of 100.0% of the depreciation related to projects that it has fully funded.   For the two-month period in 2008 covered by the amendment, EPO was allocated depreciation expense of $1.0 million related to such projects.

The Caverns LLC Agreement also requires the allocation to EPO of operational measurement gains and losses.  Operational measurement gains and losses are created when product is moved between storage wells and are attributable to pipeline and well connection measurement variances.

Company and Limited Partnership Agreements – DEP II Midstream Businesses

On December 8, 2007, the DEP II Midstream Businesses amended and restated their governing documents in connection with the DEP II dropdown transaction.  Collectively, these amended and restated agreements provide for the following:

▪
the acquisition by Enterprise III (a wholly owned subsidiary of Duncan Energy Partners) from Enterprise GTM (our wholly owned subsidiary) of a 66.0% general partner interest in Enterprise GC, a 51.0% general partner interest in Enterprise Intrastate and a 51.0% member interest in Enterprise Texas;

▪	the payment of distributions in accordance with an overall “waterfall” approach that stipulates that to the extent that the DEP II Midstream Businesses collectively generate cash sufficient to pay distributions to their partners or members, such cash will be distributed first to Enterprise III (based on an initial defined investment of $730.0 million, the “Enterprise III Distribution Base”) and then to Enterprise GTM (based on an initial defined investment of $452.1 million, the “Enterprise GTM Distribution Base”) in amounts sufficient to generate an aggregate annualized fixed return on their respective investments of 11.85%.  Distributions in excess of these amounts will be distributed 98.0% to Enterprise GTM and 2.0% to Enterprise III.  The initial annual fixed return amount of 11.85% will be increased by 2.0% each calendar year beginning January 1, 2010. For example, the fixed return in 2010, assuming no other adjustments, would be 102.0% of 11.85%, or 12.087%;

▪	the funding of operating cash flow deficits in accordance with each owner’s respective partner or member interest; and

▪
the election by either owner to fund cash calls associated with expansion capital projects.  Since December 8, 2008, Enterprise III has elected to not participate in such cash calls and, as a result, Enterprise GTM has funded 100.0% of the expansion project costs of the DEP II Midstream Businesses.  If Enterprise III later elects to participate in an expansion projects, then Enterprise III will be required to make a capital contribution for its share of the project costs.

Any capital contributions to fund expansion projects made by either Enterprise III or Enterprise GTM will increase such partner’s Distribution Base (and hence future priority return amounts) under the Company Agreement of Enterprise Texas.  As noted, Enterprise III has declined participation in expansion project spending since December 8, 2008. As a result, Enterprise GTM has funded 100.0% of such growth capital spending and its Distribution Base has increased from $452.1 million at December 8, 2008 to $473.4 million at December 31, 2008.  The Enterprise III Distribution Base was unchanged at $730.0 million at December 31, 2008.

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

The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪
We sell natural gas to Evangeline, which, in turn, uses the natural gas to satisfy supply commitments it has with a major Louisiana utility.  Revenues from Evangeline were $362.9 million, $268.0 million and $277.7 million for the years ended December 31, 2008, 2007 and 2006.  In addition, Duncan Energy Partners furnished $1.0 million in letters of credit on behalf of Evangeline at December 31, 2008.

▪
We pay Promix for the transportation, storage and fractionation of NGLs.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $24.5 million, $17.3 million and $21.8 million for the years ended December 31, 2008, 2007 and 2006.  Expenses with Promix were $38.7 million, $30.4 million and $34.9 million for the years ended December 31, 2008, 2007 and 2006.

▪
We pay Jonah for natural gas purchases from its gathering system.  Expenses with Jonah were $38.3 million and $4.9 million for the years ended December 31, 2008 and 2007.  We were not entitled to our 19.4% interest in Jonah until July 2007.

▪
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $9.9 million, $9.3 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006.

Note 18.  Provision for Income Taxes

Our provision for income taxes relates primarily to federal and state income taxes of Seminole and Dixie, our two largest corporations subject to such income taxes.  In addition, with the amendment of the Texas Franchise Tax in 2006, we have become a taxable entity in the state of Texas.  Our federal and state income tax provision is summarized below:

	For the Year Ended December 31,
	2008	2007	2006
Current:
Federal	$4,922	$4,700	$7,694
State	19,350	3,871	1,148
Foreign	414	128	--
Total current	24,686	8,699	8,842
Deferred:
Federal	760	2,784	6,109
State	928	3,774	6,372
Foreign	27	--	--
Total deferred	1,715	6,558	12,481
Total provision for income taxes	$26,401	$15,257	$21,323

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Pre Tax Net Book Income (“NBI”)	$1,021,798	$579,574	$630,085

Revised Texas franchise tax	19,344	7,146	8,119
State income taxes (net of federal benefit)	505	325	(396)
Federal income taxes computed by applying the federal
statutory rate to NBI of corporate entities	6,305	5,318	13,347
Taxes charged to cumulative effect of change
in accounting principle	--	--	(3)
Valuation allowance	(1,412)	2,347	123
Other permanent differences	1,659	121	133
Provision for income taxes	$26,401	$15,257	$21,323
Effective income tax rate	2.6%	2.6%	3.4%

Significant components of deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	At December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryovers	$26,311	$23,270
Property, plant and equipment	753	--
Credit carryover	26	26
Charitable contribution carryover	20	16
Employee benefit plans	2,631	3,214
Deferred revenue	964	642
Reserve for legal fees and damages	289	478
Equity investment in partnerships	596	409
AROs	76	80
Accruals	898	1,068
Total deferred tax assets	32,564	29,203
Valuation allowance	(3,932)	(5,345)
Net deferred tax assets	28,632	23,858
Deferred tax liabilities:
Property, plant and equipment	92,899	40,520
Other	43	99
Total deferred tax liabilities	92,942	40,619
Total net deferred tax liabilities	$(64,310)	$(16,761)

Current portion of total net deferred tax assets	$1,397	$1,081
Long-term portion of total net deferred tax liabilities	$(65,707)	$(17,842)

We had net operating loss carryovers of $26.3 million and $23.3 million at December 31, 2008 and 2007, respectively.  These losses expire in various years between 2009 and 2028 and are subject to limitations on their utilization.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.  The valuation allowance was $3.9 million and $5.3 million at December 31, 2008 and 2007, respectively, and serves to reduce the recognized tax benefit associated with carryovers of our corporate entities to an amount that will, more likely than not, be realized.  The $1.4 million decrease in valuation allowance for 2008 is comprised primarily of a $1.6 million decrease for Canadian Enterprise Gas Products, Ltd.

We have deferred tax liabilities on property plant and equipment of $92.9 million and $40.5 million at December 31, 2008 and 2007, respectively.  The increase in 2008 is comprised primarily of $45.1 million related to the difference in book and tax basis of property, plant and equipment resulting from the acquisition of the remaining equity interest of Dixie Pipeline.  See Note 12 for additional information.

On May 18, 2006, the State of Texas enacted House Bill 3 which revised the pre-existing state franchise tax.  In general, legal entities that conduct business in Texas are subject to the Revised Texas Franchise Tax, including previously non-taxable entities such as limited liability companies, limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70.0% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits.

Although the bill states that the Revised Texas Franchise Tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  Due to the enactment of the Revised Texas Franchise Tax, we recorded a net deferred tax liability of $0.9 million and $3.8 million during the years ended December 31, 2008 and 2007, respectively.  The offsetting net charge of $0.9 million and $3.8 million is shown on our Statements of Consolidated Operations for the years ended December 31, 2008 and 2007, respectively, as a component of “Provision for income taxes.”

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

The amount of net income or loss allocated to limited partner interests is net of our general partner’s share of such earnings.  The following table presents the allocation of net income to EPGP for the periods indicated:

	For The Year Ended December 31,
	2008	2007	2006

Net income	$954,021	$533,674	$601,155
Less incentive earnings allocations to EPGP	(125,912)	(107,421)	(86,710)
Net income available after incentive earnings allocation	828,109	426,253	514,445
Multiplied by EPGP ownership interest	2.0%	2.0%	2.0%
Standard earnings allocation to EPGP	$16,562	$8,525	$10,289

Incentive earnings allocation to EPGP	$125,912	$107,421	$86,710
Standard earnings allocation to EPGP	16,562	8,525	10,289
Net income available to EPGP	$142,474	$115,946	$96,999

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For The Year Ended December 31,
	2008	2007	2006
Income before change in accounting principle and EPGP interest	$954,021	$533,674	$599,683
Cumulative effect of change in accounting principle	--	--	1,472
Net income	954,021	533,674	601,155
Net income available to EPGP	(142,474)	(115,946)	(96,999)
Net income available to limited partners	$811,547	$417,728	$504,156
BASIC EARNINGS PER UNIT
Numerator
Income before change in accounting principle and EPGP earnings allocation	$954,021	$533,674	$599,683
Cumulative effect of change in accounting principle	--	--	1,472
Net income available to EPGP	(142,474)	(115,946)	(96,999)
Net income available to limited partners	$811,547	$417,728	$504,156
Denominator
Common units	435,397	432,513	413,472
Time-vested restricted units	1,980	1,446	970
Total	437,377	433,959	414,442
Basic earnings per unit
Income per unit before change in accounting principle and EPGP earnings allocation	$2.18	$1.23	$1.45
Cumulative effect of change in accounting principle	--	--	--
Net income available to EPGP	(0.33)	(0.27)	(0.23)
Net income available to limited partners	$1.85	$0.96	$1.22
DILUTED EARNINGS PER UNIT
Numerator
Income before change in accounting principle and EPGP earnings allocation	$954,021	$533,674	$599,683
Cumulative effect of change in accounting principle	--	--	1,472
Net income available to EPGP	(142,474)	(115,946)	(96,999)
Net income available to limited partners	$811,547	$417,728	$504,156
Denominator
Common units	435,397	432,513	413,472
Time-vested restricted units	1,980	1,446	970
Performance-based restricted units	5	9	20
Incremental option units	200	459	297
Total	437,582	434,427	414,759
Diluted earnings per unit
Income per unit before change in accounting principle and EPGP earnings allocation	$2.18	$1.23	$1.45
Cumulative effect of change in accounting principle	--	--	--
Net income available to EPGP	(0.33)	(0.27)	(0.23)
Net income available to limited partners	$1.85	$0.96	$1.22

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

On September 18, 2006, Peter Brinckerhoff, a purported unitholder of TEPPCO, filed a complaint in the Court of Chancery of New Castle County in the State of Delaware, in his individual capacity, as a putative class action on behalf of other unitholders of TEPPCO and derivatively on behalf of TEPPCO, concerning, among other things, certain transactions involving TEPPCO and us or our affiliates.  Mr. Brinkerhoff filed an amended complaint on July 12, 2007. The amended complaint names as defendants (i) TEPPCO, its current and certain former directors, and certain of its affiliates; (ii) us and certain of our affiliates; (iii) EPCO.; and (iv) Dan L. Duncan.

The amended complaint alleges, among other things, that the defendants caused TEPPCO to enter into certain transactions that were unfair to TEPPCO or otherwise unfairly favored Enterprise Products Partners or its affiliates over TEPPCO.  These transactions are alleged to include: (i) the joint venture to further expand the Jonah system entered into by TEPPCO and Enterprise Products Partners in August 2006; (ii) the sale by TEPPCO of its Pioneer natural gas processing plant to Enterprise Products Partners in March 2006; and (iii) certain amendments to TEPPCO’s partnership agreement, including a reduction in the maximum tier of TEPPCO’s IDRs in exchange for TEPPCO common units.  The amended complaint seeks (i) rescission of the amendments to TEPPCO’s partnership agreement; (ii) damages for profits and special benefits allegedly obtained by defendants as a result of the alleged wrongdoings in the amended complaint; and (iii) awarding plaintiff costs of the action, including fees and expenses of his attorneys and experts. We believe this lawsuit is without merit and intend to vigorously defend against it.  See Note 17 for additional information regarding our relationship with TEPPCO.

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

In January 2009, the State of New Mexico filed suit in District Court in Santa Fe County, New Mexico, under the New Mexico Air Quality Control Act.  The lawsuit arose out of a February 27, 2008 Notice Of Violation issued to Marathon as operator of the Indian Basin natural gas processing facility located in Eddy County, New Mexico.  We own a 40.0% undivided interest in the assets comprising the Indian Basin facility.  The State alleges violations of its air laws, and Marathon believes there has been no adverse impact to public health or the environment, having implemented voluntary emission reduction measures over the years.  The State seeks penalties above $100,000.  Marathon continues to work with the State to determine if resolution of the case is possible.

Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2008.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Scheduled maturities of long-term debt	$9,046,046	$--	$554,000	$934,250	$1,517,596	$750,000	$5,290,200
Estimated cash payments for interest	$9,351,928	$544,658	$522,633	$471,253	$451,450	$369,673	$6,992,261
Operating lease obligations	$331,419	$32,299	$27,541	$27,831	$27,066	$24,481	$192,201
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$5,225,141	$323,309	$515,102	$635,000	$660,626	$487,984	$2,603,120
NGLs	$1,923,792	$969,870	$136,422	$136,250	$136,250	$136,250	$408,750
Petrochemicals	$1,746,138	$685,643	$376,636	$247,757	$181,650	$86,768	$167,684
Other	$37,455	$19,202	$3,459	$3,322	$3,051	$2,919	$5,502
Underlying major volume commitments:
Natural gas (in BBtus)	981,955	56,650	93,150	115,925	120,780	93,950	501,500
NGLs (in MBbls)	56,622	23,576	4,726	4,720	4,720	4,720	14,160
Petrochemicals (in MBbls)	67,696	24,949	13,420	10,428	7,906	3,759	7,234
Service payment commitments	$529,402	$52,614	$50,902	$49,501	$47,025	$46,142	$283,218
Capital expenditure commitments	$521,262	$521,262	$--	$--	$--	$--	$--

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

Lease expense is charged to operating costs and expenses on a straight line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  We are generally required to perform routine maintenance on the underlying leased assets.  In addition, certain leases give us the option to make leasehold improvements.  Maintenance and repairs of leased assets resulting from our operations are charged to expense as incurred.  We did not make any significant leasehold improvements during the years ended December 31, 2008, 2007 or 2006; however, we did incur $9.3 million of repair costs associated with our lease of an underground natural gas storage facility in 2006.

The operating lease commitments shown in the preceding table exclude the non-cash, related party expense associated with retained leases contributed to us by EPCO at our formation.  EPCO remains liable for the actual cash lease payments associated with these agreements, which it accounts for as operating leases.  At December 31, 2008, the retained leases were for approximately 100 railcars.  EPCO’s minimum future rental payments under these leases are $0.7 million for each of the years 2009 through 2015 and $0.3 million for 2016.  We record the full value of these payments made by EPCO on our behalf as a non-cash related party operating lease expense, with the offset to partners’ equity accounted for as a general contribution to our partnership.

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

Lease and rental expense included in costs and expenses was $36.0 million, $38.5 million and $39.3 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase Obligations.  We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.  We have classified our unconditional purchase obligations into the following categories:

▪
We have long and short-term product purchase obligations for NGLs, certain petrochemicals and natural gas with third-party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table shows our volume commitments and estimated payment obligations under these contracts for the periods indicated.  Our estimated future payment obligations are based on the contractual price under each contract for purchases made at December 31, 2008 applied to all future volume commitments.  Actual future payment obligations may vary depending on market prices at the time of delivery.  At December 31, 2008, we do not have any significant product purchase commitments with fixed or minimum pricing provisions with remaining terms in excess of one year.

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

Commitments under equity compensation plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense associated with certain employees who perform management, administrative and operating functions for us (see Note 17).  This includes costs associated with unit option awards granted to these employees to purchase our common units.  At December 31, 2008, there were 2,168,500 and 795,000 unit options outstanding under the EPCO 1998 Plan and EPD 2008 LTIP, respectively, for which we were responsible for reimbursing EPCO for the costs of such awards.

The weighted-average strike price of unit option awards outstanding at December 31, 2008 was $26.32 and $30.93 per common unit under the EPCO 1998 Plan and EPD 2008 LTIP, respectively.  At December 31, 2008, 548,500 of these unit options were exercisable under the EPCO 1998 Plan.  An additional 365,000, 480,000 and 775,000 of these unit options will be exercisable in 2009, 2010 and 2012, respectively under the EPCO 1998 Plan.  The 795,000 unit options outstanding under the EPD 2008 LTIP will become exercisable in 2013.  As these options are exercised, we will reimburse EPCO in the form of a special cash distribution for the difference between the strike price paid by the employee and the actual purchase price paid for the units awarded to the employee.  See Note 5 for additional information regarding our accounting for equity awards.

Performance Guaranty

In December 2004, a subsidiary of ours entered into the Independence Hub Agreement (the “Agreement”) with six oil and natural gas producers.  The Agreement, as amended, obligated our subsidiary to construct the Independence Hub offshore platform and to process 1.0 Bcf/d of natural gas and condensate for the producers.  We guaranteed to the producers the construction-related performance of our subsidiary up to an amount of $340.8 million.  The performance guaranty expired during the second quarter of 2007.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of December 31, 2008, claims against us totaled approximately $15.4 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated.  However, in our opinion, the likelihood of a material adverse outcome related to disputes against us is remote.  Accordingly, accruals for loss contingencies related to these matters, if any, that might result from the resolution of such disputes have not been reflected in our consolidated financial statements.

Other Commitments

We transport and store natural gas, NGLs and petrochemicals for third parties under various processing, storage, transportation and similar agreements.  These volumes are (i) accrued as product payables on our Consolidated Balance Sheets, (ii) in transit for delivery to our customers or (iii) held at our storage facilities for redelivery to our customers.  We are insured against any physical loss of such volumes due to catastrophic events.  Under the terms of our natural gas, NGL and petrochemical storage agreements, we are generally required to redeliver volumes to the owner on demand.  At December 31, 2008, NGL and petrochemical products aggregating 29.6 million barrels were due to be redelivered to their owners along with 18.5 BBtus of natural gas.  See Note 2 for more information regarding accrued product payables.

Note 21.   Significant Risks and Uncertainties

Nature of Operations in Midstream Energy Industry

Our operations are within the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, certain petrochemicals and crude oil.  As such, our financial condition, results of operations and cash flows may be affected by changes in the commodity prices of these hydrocarbon products, including changes in the relative price levels among these products.  In general, the prices of natural gas, NGLs, crude oil and other hydrocarbon products are subject to fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control.

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

A reduction in demand for NGL products by the petrochemical, refining or heating industries, whether because of (i) general economic conditions, (ii) reduced demand by consumers for the end products made using NGLs, (iii) increased competition from petroleum-based products due to pricing differences, (iv) adverse weather conditions, (v) government regulations affecting energy commodity prices, production levels of hydrocarbons or the content of motor gasoline or (vi) other reasons, could  adversely affect our financial position, results of operations and cash flows.

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

Our revenues are derived from a wide customer base.  During 2008 our largest customer was LBI and its affiliates, which accounted for 9.6% of our consolidated revenues.  In 2007 and 2006, our largest customer was The Dow Chemical Company and its affiliates, which accounted for 6.9% and 6.1%, respectively, of our consolidated revenues.

On January 6, 2009, LBI announced that its U.S. operations had voluntarily filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  At the time of the bankruptcy filing, we had approximately $17.3 million of credit exposure to LBI, which was reduced to approximately $10.0 million through remedies provided under certain pipeline tariffs.  In addition, we are seeking to have LBI accept certain contracts and have filed claims pursuant to current Bankruptcy Court Orders that we expect will allow us to recover the majority of the remaining credit exposure.

For 2008, LBI accounted for 10.2%, or $1.6 billion, of revenues attributable to our NGL Pipelines & Services business segment and 19.2%, or $516.2 million, of revenues attributable to our Petrochemical Services business segment.

Counterparty Risk with Respect to Financial Instruments

In those situations where we are exposed to credit risk in our financial instrument transactions, we analyze the counterparty’s financial condition prior to entering into an agreement, establish credit and/or margin limits and monitor the appropriateness of these limits on an ongoing basis.  Generally, we do not require collateral nor do we anticipate nonperformance by our counterparties.

Weather-Related Risks

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other coverages, the scope and amounts of which are customary and sufficient for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance will not cover every type of damage or interruption that might occur.  If we were to incur a significant liability for which we were not fully insured, it could have a material impact on our consolidated financial position, results of operations and cash flows.  In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient to reimburse us for our repair costs or lost income. Any event that interrupts the revenues generated by our consolidated operations, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to pay distributions to our partners and, accordingly, adversely affect the market price of our common units.

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

Hurricane Ivan insurance claims.   During the year ended December 31, 2008, we did not receive any reimbursements from insurance carriers related to property damage claims associated with this storm.  During the year ended December 31, 2007, we received cash reimbursements from insurance carriers totaling $1.3 million, related to property damage claims.  If the final recovery of funds is different than the amount previously expended, we will recognize an income impact at that time.

We have submitted business interruption insurance claims for our estimated losses caused by Hurricane Ivan, which struck the eastern U.S. Gulf Coast region in September 2004.  During the year ended December 31, 2008, we did not receive any proceeds from these claims. During the year ended December 31, 2007, we received $0.4 million of nonrefundable cash proceeds from such claims.  We are continuing our efforts to collect residual balances from this storm.  To the extent we receive nonrefundable cash proceeds from business interruption insurance claims, they are recorded as a gain in our Statements of Consolidated Operations in the period of receipt.

Hurricanes Katrina and Rita insurance claims.  Hurricanes Katrina and Rita, both significant storms, affected certain of our Gulf Coast assets in August and September of 2005, respectively.  With respect to these storms, we have $30.5 million of estimated property damage claims outstanding at December 31, 2008, that we believe are probable of collection during the period 2009.  We continue to pursue collection of our property damage claims related to these named storms.  As of December 31, 2008, we had received all proceeds from our business interruption claims related to these storm events.

Hurricanes Gustav and Ike insurance claims. In the third quarter of 2008, our onshore and offshore facilities located along the Gulf Coast of Texas and Louisiana were adversely impacted by Hurricanes Gustav and Ike.   The disruptions in natural gas, NGL and crude oil production caused by these storms resulted in decreased volumes for some of our pipeline systems, natural gas processing plants, NGL fractionators and offshore platforms, which, in turn, caused a decrease in gross operating margin from these operations.  As a result of our allocated share of EPCO’s insurance deductibles for windstorm coverage, we expensed a combined $47.9 million of repair costs for property damage in connection with these two storms.  We expect to file property damage insurance claims to the extent repair costs exceed deductible amounts.  Due to the recent nature of these storms, we are still evaluating the total cost of repairs and the potential for business interruption claims on certain assets.

Proceeds from Business Interruption and Property Damage Claims

The following table summarizes proceeds we received during the periods indicated from business interruption and property damage insurance claims with respect to certain named storms:

	For the Year Ended December 31,
	2008	2007	2006
Business interruption proceeds:
Hurricane Ivan	$--	$377	$17,382
Hurricane Katrina	501	19,005	24,500
Hurricane Rita	662	14,955	22,000
Other	--	996	--
Total proceeds	1,163	35,333	63,882
Property damage proceeds:
Hurricane Ivan	--	1,273	24,104
Hurricane Katrina	9,404	79,651	7,500
Hurricane Rita	2,678	24,105	3,000
Other	--	184	--
Total proceeds	12,082	105,213	34,604
Total	$13,245	$140,546	$98,486

At December 31, 2008, we have $39.0 million of estimated property damage claims outstanding related to these storms that we believe are probable of collection through 2009.  In February 2009, we collected $20.8 million of the amounts outstanding.  To the extent we estimate the dollar value of such damages, please be aware that a change in our estimates may occur as additional information becomes available.

During 2008, we collected $0.2 million of business interruption proceeds that were not related to storm events.

Note 22.  Supplemental Cash Flow Information

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

	For the Year Ended December 31,
	2008	2007	2006
Decrease (increase) in:
Accounts and notes receivable – trade	$744,277	$(640,092)	$164,240
Accounts receivable – related party	16,494	(63,254)	(8,612)
Inventories	(15,425)	(14,051)	(66,288)
Prepaid and other current assets	(26,156)	41,266	14,261
Other assets	(2,910)	5,630	(22,581)
Increase (decrease) in:
Accounts payable – trade	(18,372)	36,870	(1,509)
Accounts payable – related party	15,126	17,111	(10,769)
Accrued product payables	(1,080,034)	862,941	(8,344)
Accrued expenses	1,920	120,054	(62,963)
Accrued interest	20,902	40,107	19,671
Other current liabilities	(17,913)	37,248	74,206
Other liabilities	4,661	(2,524)	(7,894)
Net effect of changes in operating accounts	$(357,430)	$441,306	$83,418

Cash payments for interest, net of $71,584, $75,476 and
$55,660 capitalized in 2008, 2007 and 2006, respectively	$441,550	$325,339	$213,365

Cash payments for federal and state income taxes	$4,830	$5,760	$10,497

The following table provides supplemental cash flow information regarding business combinations we completed during the periods indicated.  See Note 12, for additional information regarding our business combination transactions.

	For the Year Ended December 31,
	2008	2007	2006
Assets acquired	$254,322	$37,037	$477,015
Less liabilities assumed	(52,162)	(1,244)	(19,403)
Net assets acquired	202,160	35,793	457,612
Less equity issued	--	--	(181,112)
Cash used for business combinations, net of cash received	$202,160	$35,793	$276,500

We incurred liabilities for construction in progress that had not been paid at December 31, 2008, 2007 and 2006 of $90.6 million, $95.5 million and $195.1 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.

Third parties may be obligated to reimburse us for all or a portion of expenditures on certain of our capital projects. The majority of such arrangements are associated with projects related to pipeline construction and production well tie-ins.  We received $25.8 million, $57.5 million and $60.5 million as contributions in aid of our construction costs during the years ended December 31, 2008, 2007 and 2006, respectively.

Note 23.  Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the Year Ended December 31, 2008:
Revenues	$5,684,535	$6,339,615	$6,297,902	$3,583,604
Operating income	366,732	374,270	319,116	353,128
Income before change in accounting principle	259,609	263,270	203,081	228,061
Net income	259,609	263,270	203,081	228,061

Income per unit before change in accounting principle:
Basic	$0.51	$0.52	$0.38	$0.44
Diluted	$0.51	$0.52	$0.38	$0.44
Net income per unit:
Basic	$0.51	$0.52	$0.38	$0.44
Diluted	$0.51	$0.52	$0.38	$0.44

For the Year Ended December 31, 2007:
Revenues	$3,322,854	$4,212,806	$4,111,996	$5,302,469
Operating income	187,924	214,562	210,830	269,721
Income before change in accounting principle	112,045	142,154	117,606	161,869
Net income	112,045	142,154	117,606	161,869

Income per unit before change in accounting principle:
Basic	$0.20	$0.26	$0.20	$0.30
Diluted	$0.20	$0.26	$0.20	$0.30
Net income per unit:
Basic	$0.20	$0.26	$0.20	$0.30
Diluted	$0.20	$0.26	$0.20	$0.30

Note 24.  Condensed Financial Information of EPO

EPO conducts substantially all of our business.  Currently, we have no independent operations and no material assets outside those of EPO.  EPO consolidates the financial statements of Duncan Energy Partners with those of its own.

Enterprise Products Partners L.P. guarantees the debt obligations of EPO, with the exception of the Dixie revolving credit facility (terminated January 2009) and the Duncan Energy Partners’ debt obligations.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full repayment of that obligation.  See Note 14 for additional information regarding our consolidated debt obligations.

The reconciling items between our consolidated financial statements and those of EPO are insignificant.  The following table presents condensed consolidated balance sheet data for EPO at the dates indicated:

	At December 31,
	2008	2007
ASSETS
Current assets	$2,175,555	$2,545,297
Property, plant and equipment, net	13,154,774	11,587,264
Investments in and advances to unconsolidated affiliates, net	949,526	858,339
Intangible assets, net	855,416	917,000
Goodwill	706,884	591,652
Other assets	126,619	115,458
Total	$17,968,774	$16,615,010
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities	$2,222,650	$3,044,002
Long-term debt	9,108,410	6,906,145
Other long-term liabilities	147,339	95,112
Minority interest	404,214	439,854
Partners’ equity	6,086,161	6,129,897
Total	$17,968,774	$16,615,010

Total EPO debt obligations guaranteed Enterprise Products Partners L.P.	$8,561,796	$6,686,500

The following table presents condensed consolidated statements of operations data for EPO for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$21,905,656	$16,950,125	$13,990,969
Costs and expenses	20,549,026	16,094,248	13,148,530
Equity in earnings of unconsolidated affiliates	59,104	29,658	21,565
Operating income	1,415,734	885,535	864,004
Other expense	(391,457)	(305,236)	(231,876)
Income before provision for income taxes, minority interest and change in accounting principle	1,024,277	580,299	632,128
Provision for income taxes	(26,376)	(15,317)	(21,198)
Income before minority interest and change in accounting principle	997,901	564,982	610,930
Minority interest	(41,638)	(30,737)	(9,190)
Income before change in accounting principle	956,263	534,245	601,740
Cumulative effect of change in accounting principle	--	--	1,472
Net income	$956,263	$534,245	$603,212

Note 25.  Subsequent Events

In January 2009, we sold 10,590,000 common units (including an over-allotment of 990,000 common units) to the public at an offering price of $22.20 per unit.  We used the net offering proceeds of $225.6 million to temporarily reduce borrowings outstanding under EPO’s Multi-Year Revolving Credit Facility, which may be reborrowed to fund capital expenditures and other growth projects, and for general partnership purposes.