Form 10-K/A
period 2010-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2011-06-30
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
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

ENTERPRISE PRODUCTS PARTNERS L.P.

		Page
		Number
	EXPLANATORY NOTE	1

	PART III
Item 11.	Executive Compensation.	2

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	12

Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     Enterprise Products Partners, L.P. (“Enterprise” or the “Partnership”) is filing this Amendment No.1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011 (the “Original Report” and together with the Form 10-K/A, the “Form 10-K”). As amended by this Form 10-K/A, the Form 10-K reflects updates to “Part III — Item 11. Executive Compensation” including (i) “All Other Compensation” information under our Summary Compensation Table, (ii) in our Compensation Discussion and Analysis, the use of benchmarking information, the determination of amounts of elements of compensation for each of our named executive officers, and individual performances considered by the Compensation Committee in the determination of 2010 cash bonuses and long-term equity compensation for named executive officers, and (iii) termination and change of control matters.
     This Amendment No. 1 is being filed in response to comments received from the staff of the Division of Corporation Finance of the SEC in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART III
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

		Cash	Cash	Unit	Option	All Other
Name and		Salary	Bonus	Awards	Awards	Comp.	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Michael A. Creel	2010	$607,187	$1,046,875	$2,091,096	$208,905	$388,681	$4,342,744
(President and CEO)	2009	580,000	1,280,000	2,616,695	718,920	216,630	5,412,245
	2008	563,200	552,000	3,668,620	171,360	200,241	5,155,421

W. Randall Fowler	2010	275,625	262,500	822,885	87,044	166,070	1,614,124
(Executive Vice President and CFO)	2009	206,719	354,375	973,475	242,422	80,271	1,857,262
	2008	190,781	131,250	1,377,456	53,550	62,646	1,815,683

A. James Teague	2010	650,000	650,000	1,710,310	174,087	372,446	3,556,843
(Executive Vice President	2009	650,000	950,000	2,445,585	665,400	233,747	4,944,732
and Chief Operating Officer)	2008	558,333	500,000	3,627,701	142,800	176,651	5,005,485

William Ordemann	2010	406,300	250,000	1,090,726	174,087	283,173	2,204,286
(Executive Vice President)	2009	395,200	310,000	1,643,242	565,950	220,470	3,134,862
	2008	391,400	265,000	1,779,805	142,800	157,884	2,736,889

Mark. A Hurley (5)	2010	290,341	375,000	800,000	89,812	56,924	1,612,077
(Senior Vice President)

(1)	Amounts represent discretionary annual cash awards accrued with respect to the years presented. Cash awards are paid in February of the following year (e.g., the cash awards for 2010 were paid in February 2011).

(2)	Amounts represent our estimated share of the aggregate grant date fair value of restricted common unit awards and limited partnership interests in the Employee Partnerships granted during each year presented. For information about assumptions made in the valuation of these awards and limited partner interests, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report, which information is incorporated by reference into this Item 11.

(3)	Amounts represent our estimated share of the aggregate grant date fair value of unit option awards granted during each year presented. For information about assumptions made in the valuation of these awards, see Note 5 of the Notes to Consolidated Financial Statements included under Item 8 of this annual report, which information is incorporated by reference into this Item 11.

(4)	Amounts include (i) matching contributions under funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on incentive plan awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer and (iv) other amounts as set forth in the following table:

	Matching
	Contributions	Quarterly
	Under Funded,	Distributions
	Qualified, Defined	Paid On	Life		Total
	Contribution	Incentive	Insurance		All Other
	Retirement Plans	Plan Awards	Premiums	Other	Compensation

Michael A. Creel	$21,560	$359,933	$1,945	$5,243	$388,681
W. Randall Fowler	12,188	148,703	652	4,527	166,070
A. James Teague	26,950	332,652	6,858	5,986	372,446
William Ordemann	29,400	246,710	1,242	5,821	283,173
Mark A. Hurley	24,497	28,938	933	2,556	56,924

(5)	Mr. Hurley’s cash bonus amount includes sign-on bonus payments totaling $200,000. Mr. Hurley joined us in March 2010.
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

		Enterprise	EPCO and	Total
		Products	other	Time
Named Executive Officer	Year	Partners	affiliates	Allocated

Michael A. Creel (CEO)	2010	84%	16%	100%
	2009	80%	20%	100%
	2008	80%	20%	100%

W. Randall Fowler (CFO)	2010	53%	47%	100%
	2009	50%	50%	100%
	2008	50%	50%	100%

A. James Teague	2010	100%	—	100%
	2009	100%	—	100%
	2008	100%	—	100%

William Ordemann	2010	100%	—	100%
	2009	100%	—	100%
	2008	100%	—	100%

Mark A. Hurley	2010	100%	—	100%
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
     The primary elements of EPCO’s compensation program are a combination of annual cash and long-term equity-based incentive compensation. For the three years ended December 31, 2010, the elements of compensation for the named executive officers consisted of the following:
•	Annual cash base salary;

•	Discretionary annual cash bonus awards;

•	Awards under long-term incentive arrangements; and

•	Other compensation, including very limited perquisites.
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
     In making these compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports. These surveys and reports are conducted and prepared by a third-party compensation consultant. In 2009, EPCO engaged Hewitt Associates, LLC (currently Meridian Compensation Partners, LLC, a spin-off from Hewitt in 2010, the “Consultant”) to review executive compensation relative to our industry. The Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry competitors and external trends. The market data included information from a core group consisting of (A) seventeen energy industry companies and (B) ten Houston-area based companies, respectively as follows: (A) AGL Resources Inc.; Atmos Energy Corporation; CenterPoint Energy, Inc.; Chevron Pipeline Company; CMS Energy Corporation; Constellation Energy Group, Inc.; Dominion Resources, Inc.; El Paso Corporation; Enbridge, Inc.; Marathon Oil Corporation; NiSource Inc.; ONEOK, Inc.; Questar Corporation; Southern Union Company; TransCanada Corporation; Spectra Energy Corp.; The Williams Companies, Inc.; and (B) BJ Services Co.; Cameron International Corporation; Chicago Bridge & Iron Company N.V.; Cooper Industries plc; Dynegy Inc.; FMC Technologies, Inc.; Halliburton Company; KBR Inc.; McDermott International, Inc.; and Waste Management, Inc.
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
     The ACG Committee, our CEO and EPCO do not use any formula or specific performance-based criteria for our named executive officers in determining compensation for services performed for us; rather, the ACG Committee or our CEO (as applicable) and EPCO determine an appropriate level and mix of compensation on a case-by-case basis. Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. However, some considerations that the ACG Committee or our CEO (as applicable) may take into account in making the case-by-case compensation determinations include total value of all elements of compensation and the appropriate balance of internal pay equity among executive officers. The ACG Committee, our CEO and EPCO also consider individual performance, levels of responsibility and value to the organization. All compensation determinations are subjective and discretionary and, as noted above, subject to the ultimate decision-making authority of the ACG Committee or the CEO (as applicable), except for equity awards under EPCO’s long-term incentive plans, as discussed below.
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
     Prior base salaries were previously determined by Mr. Duncan without consultation with the ACG Committee. During 2010, changes in base salaries for our named executive officers were largely budget-driven and made consistent relative to increases in base salaries for other executive officers.
     The discretionary cash bonus awards paid to each of our named executive officers with respect to 2010 were determined by consultation, as appropriate, among the EPCO Trustees, our CEO and the senior vice president of Human Resources for EPCO, subject to final determination by the ACG Committee (in the case of our CEO’s cash bonus awards) and our CEO (in the case of cash bonus awards to be paid to our other named executive officers). These cash bonus awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the named executive officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the named executive officers perform services. It is EPCO’s general policy to pay these awards in February of the following year. For 2010, the discretionary cash bonuses reflected the ACG Committee’s and our CEO’s (with respect to other named executive officers) general consideration of our 2010 financial performance, without any weight or formula given to any specific financial performance measures, as well as their subjective judgment of each named executive officer’s general contributions in connection with the partnership’s performance, again without any weight or formula given to any specific individual contribution or accomplishments. The levels of cash bonuses were also based on the level and position of such named executive officers and relative compensation paid to other executive officers.
     The awards granted under EPCO’s long-term incentive plans to our named executive officers during 2010 were determined by consultation among the EPCO Trustees, our CEO and the senior vice president of Human Resources for EPCO, and were approved by the ACG Committee of the respective issuer. The levels of EPCO’s long-term incentive plan awards to our named executive officers during 2010 also reflected the ACG Committee’s and our CEO’s (with respect to other named executive officers) general consideration of our 2010 financial performance, without any weight or formula given to any specific financial performance measures, as well as their subjective judgment of each named executive officer’s general contributions in connection with the partnership’s performance, again without any weight or formula given to any specific individual contribution or accomplishments. The levels of long-term incentive awards were also based on the level and position of such named executive officers and relative compensation paid to other executive officers.
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
     Notwithstanding the Retention Period described above, each of Messrs. Creel, Fowler, Teague, and Ordemann will receive, or in the event of his death, his designated beneficiary will receive, unless otherwise required by law, his applicable Retention Payment in the event of an involuntary termination of his employment prior to the end of his Retention Period for specified reasons, including death, disability or termination of his employment by EPCO other than for “cause” (as defined in his retention agreement) in connection with his job elimination, a business reorganization or a sale of EPCO or us. The Retention Payment is payable in full within 30 days of such qualifying termination. In the event the named executive officer is paid his Retention Payment in connection with an involuntary termination as described above, he agrees that, for a period equal to the lessor of (i) 18 months after the date of the event which gives rise to the Retention Payment or (ii) the remainder of the Retention Period (as if the retention agreement were in full force and effect for the full Retention Period), he will not solicit or induce, either directly or indirectly, any of our employees to cease employment with EPCO.
     Any Retention Payment or Performance Payment (with respect to Mr. Teague) is in addition to any discretionary incentive compensation that EPCO or any of its affiliates may, in its sole discretion, grant or have in place from time to time.
     Although the retention agreements, restricted unit awards and unit option awards are entered into with EPCO, all or a portion of the compensation related to these agreements may be allocated to us in accordance with the ASA by and among EPCO, the partnership, Duncan Energy Partners and the other parties thereto.
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

						Grant
					Exercise	Date Fair
					or Base	Value of
		Estimated Future Payouts Under			Price of	Unit and
		Equity Incentive Plan Awards			Option	Option
	Grant	Threshold	Target	Maximum	Awards	Awards
Name	Date	(#)	(#)	(#)	($/Unit)	($)(1)

Restricted common unit awards: (2)
Michael A. Creel (CEO)	2/23/10	—	81,000	—	—	$2,091,096
W. Randall Fowler (CFO)	2/23/10	—	51,000	—	—	822,885
A. James Teague	2/23/10	—	53,000	—	—	1,710,310
William Ordemann	2/23/10	—	33,800	—	—	1,090,726
Mark A. Hurley	5/6/10	—	25,000	—	—	800,000
Unit option awards: (2)
Michael A. Creel (CEO)	2/23/10	—	90,000	—	$32.27	208,095
W. Randall Fowler (CFO)	2/23/10	—	60,000	—	32.27	87,044
A. James Teague	2/23/10	—	60,000	—	32.27	174,087
William Ordemann	2/23/10	—	60,000	—	32.27	174,087
Mark A. Hurley	5/6/10	—	30,000	—	32.00	89,812

(1)	Amounts presented reflect that portion of grant date fair value allocable to us based on the average percentage of time each named executive officer spent on our consolidated business activities during 2010. Based on current allocations, we estimate that the consolidated compensation expense we record for each named executive officer with respect to these awards will approximate these amounts over the vesting period.

(2)	Awards granted to the named executive officers during 2010 were made under either the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (“2008 Plan”) or the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”).
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

		Option Awards				Unit Awards
		Number of	Number of				Market
		Units	Units			Number	Value
		Underlying	Underlying	Option		of Units	of Units
		Options	Options	Exercise	Option	That Have	That Have
	Vesting	Exercisable	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	(#)	($/Unit)	Date	(#)(2)	($)(3)

Restricted common unit awards:
Michael A. Creel (CEO)	Various (1)	—	—	—	—	198,100	$8,242,941
W. Randall Fowler (CFO)	Various (1)	—	—	—	—	130,100	5,413,461
A. James Teague	Various (1)	—	—	—	—	145,000	6,033,450
William Ordemann	Various (1)	—	—	—	—	112,700	4,689,447
Mark A. Hurley	Various (1)	—	—	—	—	25,000	1,040,250
Unit option awards:
Michael A. Creel (CEO):
May 29, 2007 option grant	5/29/11	—	60,000	$30.96	12/31/12	—	—
May 22, 2008 option grant	5/22/12	—	90,000	30.93	12/31/13	—	—
February 19, 2009 option grant	2/19/13	—	75,000	22.06	12/31/14	—	—
May 6, 2009 option grant	5/06/13	—	90,000	24.92	12/31/14	—	—

February 23, 2010 option grant	2/23/14	—	90,000	32.27	12/31/15	—	—
W. Randall Fowler (CFO):
May 29, 2007 option grant	5/29/11	—	45,000	30.96	12/31/12	—	—
May 22, 2008 option grant	5/22/12	—	60,000	30.93	12/31/13	—	—
February 19, 2009 option grant	2/19/13	—	52,500	22.06	12/31/14	—	—
May 6, 2009 option grant	5/06/13	—	60,000	24.92	12/31/14	—	—
February 23, 2010 option grant	2/23/14	—	60,000	32.27	12/31/15	—	—
A. James Teague:
May 29, 2007 option grant	5/29/11	—	60,000	30.96	12/31/12	—	—
May 22, 2008 option grant	5/22/12	—	60,000	30.93	12/31/13	—	—
February 19, 2009 option grant	2/19/13	—	60,000	22.06	12/31/14	—	—
May 6, 2009 option grant	5/06/13	—	60,000	24.92	12/31/14	—	—
February 23, 2010 option grant	2/23/14	—	60,000	32.27	12/31/15	—	—
William Ordemann:
May 29, 2007 option grant	5/29/11	—	30,000	30.96	12/31/12	—	—
May 22, 2008 option grant	5/22/12	—	60,000	30.93	12/31/13	—	—
February 19, 2009 option grant	2/19/13	—	45,000	22.06	12/31/14	—	—
May 6, 2009 option grant	5/06/13	—	60,000	24.92	12/31/14	—	—
February 23, 2010 option grant	2/23/14	—	60,000	32.27	12/31/15	—	—
Mark A. Hurley:
May 6, 2010 option grant	5/6/14	—	30,000	32.00	12/31/15	—	—

(1)	Of the 610,900 restricted common unit awards presented in the table, 90,800 vest in 2011, 124,300 vest in 2012, 177,000 vest in 2013 and 218,800 vest in 2014.

(2)	Amounts represent the total number of restricted common unit awards granted to each named executive officer.

(3)	Amounts derived by multiplying the total number of restricted common unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2010 of $41.61 per unit.
Option Exercises and Units Vested
     The following table presents the exercise of unit options by and vesting of restricted common units (in each case, involving the common units of Enterprise) to our named executive officers during the year ended December 31, 2010 for which we were historically responsible for a portion of the related expense of such awards.

	Option Awards		Unit Awards
	Number of	Gross	Number of	Gross
	Units	Value	Units	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2,3)

Michael A. Creel (CEO):
Option awards	75,000	$910,800
Restricted common unit awards			12,000	$427,300
Employee Partnerships: (3)
Common units of Enterprise			97,484	3,674,159
Units of Holdings			242,271	12,307,475
W. Randall Fowler (CFO):
Option awards	65,000	798,000
Restricted common unit awards			12,000	427,320
Employee Partnerships: (3)
Common units of Enterprise			79,776	3,006,747
Units of Holdings			179,116	9,099,173
A. James Teague:
Option awards	75,000	910,800
Restricted common unit awards			12,000	427,320
Employee Partnerships: (3)
Common units of Enterprise			83,318	3,140,244
Units of Holdings			170,510	8,661,984
William Ordemann:
Option awards	80,000	934,750
Restricted common unit awards			7,200	256,392
Employee Partnerships: (3)
Common units of Enterprise			14,165	533,877
Units of Holdings			112,721	5,726,277

(1)	Amount determined by multiplying the number of units acquired on exercise of the options by the difference between the closing price of Enterprise’s common units on the date of exercise and the exercise price.

(2)	Amount determined for restricted common unit awards by multiplying the number of restricted common unit awards that vested during 2010 by the closing price of Enterprise’s common units on the date of vesting.

(3)	EPCO granted limited partnership interests in the Employee Partnerships to its key employees who perform services on behalf of us, EPCO and other affiliated companies. These partnerships were liquidated in August 2010 and the assets of each partnership (consisting of either common units of Enterprise’s or units of Holdings or a combination of both) were distributed to their partners, which included certain of our named executive officers. The gross value realized on vesting (i.e., liquidation in this case) was determined by multiplying the number of limited partner units received by the named executive officer by the closing price of Enterprise’s or Holdings’ limited partner units on the date of liquidation.
Potential Payments Upon Termination or Change-in-Control.
     Our named executive officers do not have any employment agreements that call for payment of termination or severance benefits or that provide for any payments in the event of a change in control of our general partner, Enterprise GP.
     EPCO has entered into retention agreements with each of Messrs. Creel, Fowler, Teague, and Ordemann, which are described further above. Under these agreements, such persons will receive, or in the event of his death, his designated beneficiary will receive, unless otherwise required by law, his applicable Retention Payment (set forth above) in the event of an involuntary termination of his employment prior to the end of his Retention Period for specified reasons, including death, disability or termination of his employment by EPCO other than for “cause” (as defined in his retention agreement) in connection with his job elimination, a business reorganization or a sale of EPCO or us.
     Vesting of restricted unit awards and option awards under the 1998 Plan and the 2008 Plan are subject to acceleration upon a qualifying termination, including termination after a change of control of our general partner. Qualifying termination under such awards generally means a termination as an employee of EPCO or an affiliated group member (i) upon death, (ii) a qualifying long-term disability, (iii) a qualifying retirement, or (iv) within one year after a change of control (as defined), other than a termination for cause (as defined) or termination by such person that is not a qualifying termination for good reason (as defined). A change of control under these award agreements is generally defined to mean that Dan L. Duncan, his wife, descendants, heirs and/or legatees and/or distributees of Dan L. Duncan’s estate, and/or trusts (including, without limitation, one or more voting trusts) established for the benefit of his wife, descendants, heirs and/or legatees and/or distributees, collectively, cease, directly or indirectly, to control Enterprise GP.
     As of December 31, 2010, the value of unvested unit option awards upon an accelerated vesting for a qualifying termination (calculated as the spread between the exercise and closing price of a common units on December 31, 2010, but without reflecting any allocation of compensation to other entities under the ASA), would have been the following for each of the named executive officers:

Accelerated
Option Value
Named Executive Officer
Michael A. Creel (CEO)	$5,409,150
W. Randall Fowler (CFO)	3,708,225
A. James Teague	4,014,600
William Ordemann	3,401,850
Mark A. Hurley	288,300
     Although the retention agreements, restricted unit awards and unit option awards are entered into with EPCO, all or a portion of the compensation related to these agreements may be allocated to us in accordance with the ASA by and among EPCO, the partnership, Duncan Energy Partners and the other parties thereto.
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

	Fees Earned
	or Paid	Unit	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)

Thurmon M. Andress	$114,000	$40,000	$819,000	$973,000
E. William Barnett (1)	162,000	75,000	819,000	1,056,000
Charles E. McMahen (2)	129,000	40,000	—	169,000
Charles M. Rampacek	145,500	75,000	819,000	1,039,500
Rex C. Ross	148,500	75,000	819,000	1,042,500
Edwin E. Smith	100,500	40,000	819,000	959,500

(1)	Mr. Barnett served as chairman of our ACG Committee from January 1, 2010 to November 22, 2010.

(2)	Mr. McMahen served as chairman of the ACG Committee of Holdings from January 1, 2010 to November 22, 2010. On November 22, 2010, Mr. McMahen was elected chairman of our ACG Committee.

     For the year ended December 31, 2010, the independent directors listed in the preceding table were compensated as follows:
•	Each independent director received a $75,000 annual cash retainer;

•	If the individual served as chairman of a committee of the Board, then he received an additional $15,000 in cash annually;

•	Each independent director received a meeting fee of $1,500 in cash for each meeting of the Board attended. In addition, each independent director received a meeting fee of $1,500 in cash for each meeting of a duly appointed committee of the Board attended, provided that he is duly elected or appointed to the committee;

•	Prior to the Holdings Merger, each independent director of the general partner of Holdings (i.e., Messrs. Andress, McMahen and Smith) received an annual grant of Holdings’ limited partner units having a fair market value, based on the closing price of such securities on the trading day immediately preceding the date of grant, of $40,000. Likewise, each independent director of our general partner (Messrs. Barnett, Rampacek and Ross) received an annual grant of our common units having a fair market value, based on the closing price of such securities on the trading day immediately preceding the date of grant, of $75,000; and

•	Each independent director (with the exception of Mr. McMahen) received a one-time payment of $819,000 in recognition of their extraordinary efforts during 2010. A one-time payment in the amount of $819,000 was made to Mr. McMahen in January 2011. The payments made to Messrs. Smith and Andress in December 2010 and Mr. McMahen in January 2011 were also partially attributable to their surrender of certain UARs issued to them under a long-term incentive plan of Holdings. These UARs were assumed by us in connection with the Holdings Merger and subsequently cancelled when each director surrendered the awards.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as a part of this amendment:
(1)	Financial Statements: None.

(2)	Financial Statement Schedules: None.

(3)	Exhibits. See Index to Exhibits set forth on page E-1, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 30, 2011.

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

10.1***	Enterprise Products 1998 Long-Term Incentive Plan (Amended and Restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2010).

10.2***	Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before May 7, 2008 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 9, 2007).

10.3***	Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued on or after May 7, 2008 but before February 23, 2010 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 12, 2008).

10.4***	Amendment to Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 9, 2010).

10.5***	Amendment to Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 9, 2010).

10.6***	Form of Option Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 9, 2010).

10.7***	Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 9, 2007).

10.8***	Amendment to Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 9, 2010).

10.9***	Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 9, 2010).

10.10***	Form of Non-Employee Director Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed February 26, 2010).

10.11***	Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (February 23, 2010) (incorporated by reference to Exhibit 10.7 to Form 8-K filed February 26, 2010).

10.12***	Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 4.3 to Form S-8 (Commission File No. 333-150680) filed May 6, 2008).

10.13***	Amendment to Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 23, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q filed August 9, 2010).

10.14***	Amendment to Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued after February 23, 2010 and before August 5, 2010 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed August 9, 2010).

10.15***	Form of Option Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 9, 2010).

10.16***	Amendment to Form of Employee Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan for awards issued before August 5, 2010 (incorporated by reference to Exhibit 10.12 to Form 10-Q filed August 9, 2010).

10.17***	Form of Employee Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 9, 2010).

10.18***	Form of Non-Employee Director Restricted Unit Grant Award under the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 8-K filed February 26, 2010).

10.19***	2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (Amended and Restated February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Duncan Energy Partners L.P. on February 26, 2010).

10.20***	Form of Option Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Form 10-Q filed by Duncan Energy Partners L.P. on August 9, 2010).

10.21***	Form of Employee Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to Form 10-Q filed by Duncan Energy Partners L.P. on August 9, 2010).

10.22***	Form of Non-Employee Director Restricted Unit Grant Award under the 2010 Duncan Energy Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed by Duncan Energy Partners L.P. on February 26, 2010).

10.23***	Agreement of Limited Partnership of EPE Unit L.P. dated August 23, 2005 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Enterprise GP Holdings L.P. on September 1, 2005).

10.24***	First Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated August 7, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.25***	Second Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.26***	Third Amendment to Agreement of Limited Partnership of EPE Unit L.P. dated December 2, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Enterprise GP Holdings L.P. on December 8, 2009).

10.27***	Agreement of Limited Partnership of EPE Unit II, L.P. dated December 5, 2006 (incorporated by reference to Exhibit 10.13 to Form 10-K filed February 28, 2007).

10.28***	First Amendment to Agreement of Limited Partnership of EPE Unit II, L.P. dated August 7, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.29***	Second Amendment to Agreement of Limited Partnership of EPE Unit II, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.30***	Third Amendment to Agreement of Limited Partnership of EPE Unit II, L.P. dated December 2, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Enterprise GP Holdings L.P. on December 8, 2009).

10.31***	Agreement of Limited Partnership of EPE Unit III, L.P. dated May 7, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K filed by Enterprise GP Holdings L.P. on May 10, 2007).

10.32***	First Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated August 7, 2007 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by Duncan Energy Partners L.P. on August 8, 2007).

10.33***	Second Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated July 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise GP Holdings L.P. on July 7, 2008).

10.34***	Third Amendment to Agreement of Limited Partnership of EPE Unit III, L.P. dated December 2, 2009 (incorporated by reference to Exhibit 10.3 to Form 8-K filed by Enterprise GP Holdings L.P. on December 8, 2009).

10.35***	Agreement of Limited Partnership of Enterprise Unit L.P. dated February 20, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2008).

10.36***	First Amendment to Agreement of Limited Partnership of Enterprise Unit L.P. dated December 2, 2009 (incorporated by reference to Exhibit 10.4 to Form 8-K filed by Enterprise GP Holdings L.P. on December 8, 2009).

10.37***	Agreement of Limited Partnership of EPCO Unit L.P. dated November 13, 2008 (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 18, 2008).

10.38***	First Amendment to Agreement of Limited Partnership of EPCO Unit L.P. dated December 2, 2009 (incorporated by reference to Exhibit 10.5 to Form 8-K filed by Enterprise GP Holdings L.P. on December 8, 2009).

10.39	Fifth Amended and Restated Administrative Services Agreement, dated as of January 30, 2009, by and among EPCO, Inc., Enterprise GP Holdings L.P., EPE Holdings, LLC, Enterprise Products Partners L.P., Enterprise Products Operating LLC, Enterprise Products GP, LLC, Enterprise Products OLPGP, Inc., DEP Holdings, LLC, Duncan Energy Partners L.P., DEP Operating Partnership L.P., TEPPCO Partners, L.P., Texas Eastern Products Pipeline Company, LLC, TE Products Pipeline Company, LLC, TEPPCO Midstream Companies, LLC, TCTM, L.P. and TEPPCO GP, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 5, 2009).

10.40	Amended and Restated Omnibus Agreement dated as of December 8, 2008 among Enterprise Products Operating LLC, DEP Holdings, LLC, Duncan Energy Partners L.P., DEP OLPGP, LLC, DEP Operating Partnership, L.P., Enterprise Lou-Tex Propylene Pipeline L.P., Sabine Propylene Pipeline L.P., Acadian Gas, LLC, Mont Belvieu Caverns, LLC, South Texas NGL Pipelines, LLC, Enterprise Holding III, L.L.C., Enterprise Texas Pipeline, LLC, Enterprise Intrastate, L.P. and Enterprise GC, LP (incorporated by reference to Exhibit 10.6 of Form 8-K filed by Duncan Energy Partners L.P. filed December 8, 2008).

10.41	Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P., dated February 5, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed by Duncan Energy Partners L.P. on February 5, 2007).

10.42	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P. dated December 27, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K/A filed by Duncan Energy Partners L.P. on January 3, 2008).

10.43	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P. dated November 6, 2008 (incorporated by reference to Exhibit 3.4 to Form 10-Q filed by Duncan Energy Partners L.P. on November 10, 2008).

10.44	Third Amendment to the Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P. dated December 8, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K filed by Duncan Energy Partners L.P. on December 8, 2008).

10.45	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Duncan Energy Partners L.P. dated June 15, 2009 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by Duncan Energy Partners L.P. on June 15, 2009).

10.46	Amended and Restated Credit Agreement dated as of June 29, 2005, among Cameron Highway Oil Pipeline Company, the Lenders party thereto, and SunTrust Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed July 1, 2005).

10.47	Amended and Restated Revolving Credit Agreement dated as of November 19, 2007 among Enterprise Products Operating LLC, the financial institutions party thereto as lenders, Wachovia Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, Citibank, N.A. and JPMorgan Chase Bank, as Co-Syndication Agents, and SunTrust Bank, Mizuho Corporate Bank, Ltd. and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 20, 2007).

10.48	First Amendment to Amended and Restated Revolving Credit Agreement, dated as of October 22, 2010, among Enterprise Products Operating LLC, as Borrower, Wells Fargo Bank, National Association, successor-by-merger to Wachovia Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 26, 2010).

10.49	Amended and Restated Guaranty Agreement dated as of November 19, 2007 executed by Enterprise Products Partners L.P. in favor of Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 20, 2007).

10.50	Second Amended and Restated Limited Liability Company Agreement of Mont Belvieu Caverns, LLC, dated November 6, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Duncan Energy Partners L.P. on November 10, 2008).

10.51	Third Amended and Restated Agreement of Limited Partnership of Enterprise GC, L.P. dated December 8, 2008 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by Duncan Energy Partners L.P. on December 8, 2008).

10.52	Fourth Amended and Restated Agreement of Limited Partnership of Enterprise Intrastate L.P. dated December 8, 2008 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by Duncan Energy Partners L.P. on December 8, 2008).

10.53	Amended and Restated Company Agreement of Enterprise Texas Pipeline LLC dated December 8, 2008 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by Duncan Energy Partners L.P. on December 8, 2008).

10.54	Second Amended and Restated Limited Liability Company Agreement of Acadian Gas, LLC dated June 1, 2010 (incorporated by reference to Exhibit 10.01 of Form 8-K filed by Duncan Energy Partners L.P. on June 3, 2010).

10.55	Support Agreement, dated as of June 28, 2009, by and among Enterprise Products Partners L.P., Enterprise GP Holdings L.P., DD Securities LLC, DFI GP Holdings, L.P., Duncan Family Interests Inc., Duncan Family 2000 Trust and Dan L. Duncan (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2009).

10.56	Memorandum of Understanding, dated June 28, 2009 (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 29, 2009).

10.57	Stipulation and Agreement of Compromise, Settlement and Release, dated August 5, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by TEPPCO Partners, L.P. on August 6, 2009).

10.58	Common Unit Purchase Agreement, dated September 3, 2009, by and between Enterprise Products Partners L.P. and EPCO Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 4, 2009).

10.59	Loan Agreement, dated June 1, 2010, between Enterprise Products Operating LLC, as lender, and Duncan Energy Partners L.P., as borrower (incorporated by reference to Exhibit 10.02 to Form 8-K filed by Duncan Energy Partners L.P. on June 3, 2010).

10.60	First Amendment to Loan Agreement, dated August 20, 2010, between Enterprise Products Operating LLC, as lender, and Duncan Energy Partners L.P., as borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Duncan Energy Partners L.P. on August 23, 2010).

10.61	Support Agreement, dated as of September 3, 2010, by and among Enterprise Products Partners L.P., DD Securities LLC, DFI GP Holdings, L.P., EPCO Holdings, Inc., Duncan Family Interests, Inc., Dan Duncan LLC and DFI Delaware Holdings L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 7, 2010).

10.62	Revolving Credit and Term Loan Agreement, dated October 25, 2010, among Duncan Energy Partners L.P., as borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Citibank, N.A., DNB NOR Bank ASA and the Royal Bank of Scotland plc, as Co-Syndication Agents, and Scotia Capital, Barclays Bank plc and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Duncan Energy Partners L.P. on October 26, 2010).

10.63	Distribution Waiver Agreement, dated as of November 22, 2010, by and among Enterprise Products Partners L.P., EPCO Holdings, Inc. and the EPD Unitholder named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 23, 2010).

10.64***	Retention Agreement between William Ordemann and Enterprise Products Company dated effective October 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 14, 2010).

10.65***	Retention Agreement between Mr. Michael A. Creel and Enterprise Products Company dated effective December 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 10, 2010).

10.66***	Retention Agreement between Mr. W. Randall Fowler and Enterprise Products Company dated effective December 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2010).

10.67***	Retention Agreement between Mr. A. James Teague and Enterprise Products Company dated effective December 1, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2010).

12.1	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2010, 2009, 2008, 2007 and 2006 (incorporated by reference to Exhibit 12.1 to Form 10-K filed March 1, 2011).

21.1	List of subsidiaries as of February 1, 2011 (incorporated by reference to Exhibit 21.1 to Form 10-K filed March 1, 2011).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to Form 10-K filed March 1, 2011).

23.2	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.2 to Form 10-K filed March 1, 2011).

31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P. for the December 31, 2010 Annual Report on Form 10-K/A.

31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P. for the December 31, 2010 Annual Report on Form 10-K/A.

32.1#	Section 1350 certification of Michael A. Creel for the December 31, 2010 Annual Report on Form 10-K/A.

32.2#	Section 1350 certification of W. Randall Fowler for the December 31, 2010 Annual Report on Form 10-K/A.

99.1	Consolidated balance sheets of Energy Transfer Equity, L.P. and subsidiaries as of December 31, 2010 and 2009 and related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for the years ended December 31, 2010, 2009 and 2008 (incorporated by reference to Exhibit 99.1 to Form 10-K filed March 1, 2011).

101.CAL	XBRL Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to Form 10-K filed March 1, 2011).

101.DEF	XBRL Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to Form 10-K filed March 1, 2011)

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to Form 10-K filed March 1, 2011).

101.LAB	XBRL Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to Form 10-K filed March 1, 2011).

101.PRE	XBRL Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to Form 10-K filed March 1, 2011).

101.SCH	XBRL Schema Document (incorporated by reference to Exhibit 101.SCH to Form 10-K filed March 1, 2011).

*	With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, Duncan Energy Partners L.P., TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-33266, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.

#	Filed with this report.