Form 10-Q
period 2012-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2012-08-09
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐   No ☑

There were 884,165,626 common units and 4,520,431 Class B units (which generally vote together with the common units) of Enterprise Products Partners L.P. outstanding at July 31, 2012.  Our common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$14.5	$19.8
Restricted cash	--	38.5
Accounts receivable – trade, net of allowance for doubtful accounts of $13.0 at June 30, 2012 and $13.4 at December 31, 2011	3,724.9	4,501.8
Accounts receivable – related parties	2.3	43.5
Inventories	892.9	1,111.7
Prepaid and other current assets	434.8	353.4
Total current assets	5,069.4	6,068.7
Property, plant and equipment, net	23,760.6	22,191.6
Investments in unconsolidated affiliates	913.2	1,859.6
Intangible assets, net of accumulated amortization of $1,019.3 at June 30, 2012 and $990.4 at December 31, 2011	1,619.2	1,656.2
Goodwill	2,092.3	2,092.3
Other assets	212.4	256.7
Total assets	$33,667.1	$34,125.1

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,700.0	$500.0
Accounts payable – trade	762.6	773.0
Accounts payable – related parties	70.2	211.6
Accrued product payables	4,039.7	5,047.1
Accrued interest	289.1	288.1
Other current liabilities	756.7	612.6
Total current liabilities	7,618.3	7,432.4
Long-term debt (see Note 9)	13,346.7	14,029.4
Deferred tax liabilities	23.8	91.2
Other long-term liabilities	202.2	352.8
Commitments and contingencies (see Note 14)
Equity: (see Note 10)
Partners’ equity:
Limited partners:
Common units (884,174,991 units outstanding at June 30, 2012 and 881,620,418 units outstanding at December 31, 2011)	12,566.5	12,346.3
Class B units (4,520,431 units outstanding at June 30, 2012 and December 31, 2011)	118.5	118.5
Accumulated other comprehensive loss	(318.7)	(351.4)
Total partners’ equity	12,366.3	12,113.4
Noncontrolling interests	109.8	105.9
Total equity	12,476.1	12,219.3
Total liabilities and equity	$33,667.1	$34,125.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues:
Third parties	$9,764.2	$11,072.3	$20,985.9	$21,005.9
Related parties	25.6	144.2	56.4	394.3
Total revenues (see Note 11)	9,789.8	11,216.5	21,042.3	21,400.2
Costs and expenses:
Operating costs and expenses:
Third parties	8,788.0	10,140.6	19,106.8	19,252.1
Related parties	221.5	392.7	369.9	818.3
Total operating costs and expenses	9,009.5	10,533.3	19,476.7	20,070.4
General and administrative costs:
Third parties	16.7	16.3	40.3	29.2
Related parties	25.8	34.1	48.5	59.1
Total general and administrative costs	42.5	50.4	88.8	88.3
Total costs and expenses (see Note 11)	9,052.0	10,583.7	19,565.5	20,158.7
Equity in income of unconsolidated affiliates	11.3	11.1	21.2	27.3
Operating income	749.1	643.9	1,498.0	1,268.8
Other income (expense):
Interest expense	(186.6)	(188.3)	(373.1)	(372.1)
Interest income	0.1	0.3	0.4	0.6
Other, net (see Note 2)	13.1	--	71.5	0.2
Total other expense, net	(173.4)	(188.0)	(301.2)	(371.3)
Income before income taxes	575.7	455.9	1,196.8	897.5
Benefit from (provision for) income taxes (see Note 2)	(8.5)	(7.4)	25.9	(14.5)
Net income	567.2	448.5	1,222.7	883.0
Net income attributable to noncontrolling interests (see Note 10)	(0.9)	(14.8)	(5.1)	(28.6)
Net income attributable to limited partners	$566.3	$433.7	$1,217.6	$854.4

Earnings per unit: (see Note 13)
Basic earnings per unit	$0.66	$0.53	$1.42	$1.05
Diluted earnings per unit	$0.64	$0.51	$1.37	$1.00

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net income	$567.2	$448.5	$1,222.7	$883.0
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	105.0	(21.7)	45.4	(173.1)
Reclassification of gains and losses to net income	14.2	74.8	36.2	143.7
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	(84.0)	(60.1)	(55.1)	(46.0)
Reclassification of gains and losses to net income	3.7	1.5	6.4	3.0
Total cash flow hedges	38.9	(5.5)	32.9	(72.4)
Change in funded status of pension and postretirement plans, net of tax	--	(0.9)	(1.2)	(0.6)
Proportionate share of other comprehensive income (loss) of unconsolidated affiliate	--	0.3	1.0	(0.7)
Change in fair value of available-for-sale equity securities	(15.8)	--	--	--
Total other comprehensive income (loss)	23.1	(6.1)	32.7	(73.7)
Comprehensive income	590.3	442.4	1,255.4	809.3
Comprehensive income attributable to noncontrolling interests	(0.9)	(14.8)	(5.1)	(28.6)
Comprehensive income attributable to limited partners	$589.4	$427.6	$1,250.3	$780.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months
	Ended June 30,
	2012	2011
Operating activities:
Net income	$1,222.7	$883.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	537.7	484.8
Non-cash asset impairment charges	14.5	--
Equity in income of unconsolidated affiliates	(21.2)	(27.3)
Distributions received from unconsolidated affiliates	50.5	84.8
Gains related to asset sales	(3.8)	(23.6)
Gains related to property damage insurance recoveries (see Note 16)	(27.7)	--
Gains related to sales of Energy Transfer Equity common units (see Note 7)	(68.8)	--
Deferred income tax expense (benefit)	(64.9)	2.3
Changes in fair market value of derivative instruments	(21.6)	(10.7)
Net effect of changes in operating accounts (see Note 15)	(280.3)	361.4
Other operating activities	1.2	(0.2)
Net cash flows provided by operating activities	1,338.3	1,754.5
Investing activities:
Capital expenditures	(1,813.1)	(1,716.2)
Contributions in aid of construction costs	10.0	6.4
Decrease (increase) in restricted cash	38.5	(17.5)
Investments in unconsolidated affiliates	(125.5)	(11.8)
Proceeds from asset sales (see Note 15)	1,129.0	250.5
Proceeds from property damage insurance recoveries (see Note 16)	27.7	--
Other investing activities	(16.4)	(3.6)
Cash used in investing activities	(749.8)	(1,492.2)
Financing activities:
Borrowings under debt agreements	2,414.6	3,791.1
Repayments of debt	(1,891.0)	(3,033.5)
Debt issuance costs	(7.5)	(12.8)
Monetization of interest rate derivative instruments (see Note 4)	(77.6)	(5.7)
Cash distributions paid to limited partners (see Note 10)	(1,068.6)	(966.5)
Cash distributions paid to noncontrolling interests (see Note 10)	(8.1)	(34.8)
Cash contributions from noncontrolling interests (see Note 10)	5.9	2.6
Net cash proceeds from issuance of common units	57.7	45.1
Other financing activities	(19.2)	(4.2)
Cash used in financing activities	(593.8)	(218.7)
Net change in cash and cash equivalents	(5.3)	43.6
Cash and cash equivalents, January 1	19.8	65.5
Cash and cash equivalents, June 30	$14.5	$109.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 10 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2011	$12,464.8	$(351.4)	$105.9	$12,219.3
Net income	1,217.6	--	5.1	1,222.7
Cash distributions paid to limited partners	(1,068.6)	--	--	(1,068.6)
Cash distributions paid to noncontrolling interests	--	--	(8.1)	(8.1)
Cash contributions from noncontrolling interests	--	--	5.9	5.9
Net cash proceeds from issuance of common units	57.7	--	--	57.7
Amortization of fair value of equity-based awards	31.8	--	--	31.8
Cash flow hedges	--	32.9	--	32.9
Other	(18.3)	(0.2)	1.0	(17.5)
Balance, June 30, 2012	$12,685.0	$(318.7)	$109.8	$12,476.1

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2010	$11,406.7	$(32.5)	$526.6	$11,900.8
Net income	854.4	--	28.6	883.0
Cash distributions paid to limited partners	(966.5)	--	--	(966.5)
Cash distributions paid to noncontrolling interests	--	--	(34.8)	(34.8)
Cash contributions from noncontrolling interests	--	--	2.6	2.6
Net cash proceeds from issuance of common units	45.1	--	--	45.1
Amortization of fair value of equity-based awards	25.2	--	0.1	25.3
Cash flow hedges	--	(72.4)	--	(72.4)
Other	(4.5)	(1.3)	(2.0)	(7.8)
Balance, June 30, 2011	$11,360.4	$(106.2)	$521.1	$11,775.3

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

In April 2011, we, our general partner, EPD MergerCo LLC (“Duncan MergerCo,” a Delaware limited liability company and our wholly owned subsidiary), Duncan Energy Partners L.P. (“Duncan Energy Partners”) and DEP Holdings, LLC (“DEP GP,” the general partner of Duncan Energy Partners) entered into a definitive merger agreement (the “Duncan Merger Agreement”).  In September 2011, the Duncan Merger Agreement was approved by the unitholders of Duncan Energy Partners and the merger of Duncan MergerCo with and into Duncan Energy Partners and related transactions were completed, with Duncan Energy Partners surviving such merger as our wholly owned subsidiary (collectively, we refer to these transactions as the “Duncan Merger”).  See Note 1 for additional information regarding the Duncan Merger.

References to “Holdings Merger” mean the merger of Enterprise GP Holdings L.P. with and into a wholly owned subsidiary of ours, with our subsidiary surviving such merger.  The Holdings Merger and related transactions were completed in November 2010.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our subsidiaries in October 2009.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries.  We sold the remainder of our limited partner interests in Energy Transfer Equity in April 2012 (see Note 7).

Note 1.  Partnership Operations, Organization and Basis of Presentation

General

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  We were formed in April 1998

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are now a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, refined products and petrochemicals.  Our midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States (“U.S.”), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our assets include approximately 50,700 miles of onshore and offshore pipelines; 190 million barrels (“MMBbls”) of storage capacity for NGLs, crude oil, refined products and petrochemicals; and 14 billion cubic feet (“Bcf”) of natural gas storage capacity.

Our integrated midstream energy operations include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals; crude oil and refined products transportation, storage, and terminals; offshore production platforms; petrochemical transportation and services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.   We currently have five active reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; and (v) Petrochemical & Refined Products Services.  All activities included in our sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity (see “Liquidation of Investment in Energy Transfer Equity” under Note 7).

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

Note 2.  General Accounting Matters

Our results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results expected for the full year of 2012.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For certain of our physical forward commodity derivative contracts, we apply the normal purchase/normal sale exception, whereby changes in the mark-to-market values of such contracts are not recognized in income. As a result, the revenues and expenses associated with such physical contract transactions are recognized during the period when volumes are physically delivered or received.  Physical forward commodity contracts are evaluated for the probability of future delivery and are periodically back-tested once the forecasted period has passed to determine whether similar forward contracts are probable of physically delivering in the future.

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

Income Tax Benefit

For the six months ended June 30, 2012, we recognized a net income tax benefit of $25.9 million, which was primarily due to a $46.5 million net income tax benefit related to the conversion of certain of our subsidiaries to limited liability companies during the first quarter of 2012, partially offset by accruals for the Texas Margin Tax.  The $46.5 million net income tax benefit is attributable to the difference between deferred income taxes accrued by the applicable subsidiaries through the date of conversion and any current income tax due in connection with the conversions.

Other Non-Operating Income

The following table presents the components of “Other, net” income for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Gain on sales of Energy Transfer Equity common units (1)	$15.5	$--	$68.8	$--
Distribution income from Energy Transfer Equity	--	--	4.1	--
Other	(2.4)	--	(1.4)	0.2
Total	$13.1	$--	$71.5	$0.2

(1) See Note 7 for information regarding our previously held investment in Energy Transfer Equity.

Recent Accounting Developments

Accounting standard setting organizations have been very active in recent years.  Recently, they issued new and revised accounting guidance on a number of topics, including disclosures related to offsetting assets and liabilities.  We do not believe that adoption of this new guidance will have a material impact on our consolidated financial statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Equity-based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes the expense we recognized in connection with equity-based awards for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Restricted common unit awards	$15.7	$12.1	$30.5	$23.5
Unit option awards	0.3	0.8	1.0	1.7
Other (1)	0.5	0.3	1.4	(0.2)
Total compensation expense	$16.5	$13.2	$32.9	$25.0

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

At June 30, 2012, EPCO’s significant long-term incentive plans applicable to us were the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”) and the Amended and Restated 2008 Enterprise Products Long-Term Incentive Plan (“2008 Plan”).  In addition, there were unvested awards outstanding under an inactive plan, the Enterprise Products 2006 TPP Long-Term Incentive Plan (“2006 Plan”).  After giving effect to awards granted under the 1998 Plan and 2008 Plan through June 30, 2012, a total of 749,016 and 5,038,468 additional common units could be issued under these plans, respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding restricted common unit awards for the period presented:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at December 31, 2011	3,868,216	$34.22
Granted (2,3)	1,538,438	$51.92
Vested (3)	(1,236,352)	$34.77
Forfeited	(95,575)	$38.43
Restricted common units at June 30, 2012	4,074,727	$40.64

(1)   Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)   The aggregate grant date fair value of restricted common unit awards issued in 2012 was $79.9 million based on a grant date market price ranging from $51.92 to $52.26 per unit. An estimated annual forfeiture rate of 3.25% was applied to these awards.
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

The following table presents supplemental information regarding our restricted common unit awards for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Cash distributions paid to restricted common unit holders	$3.0	$2.7	$5.4	$4.8
Total intrinsic value of our restricted common unit awards vesting during period	30.1	20.5	62.7	35.2

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $90.3 million at June 30, 2012, of which our allocated share of the cost is currently estimated to be $85.7 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each unit option is estimated on the date of grant using a Black-Scholes option pricing model.  Compensation expense recorded in connection with unit options is based on the grant date fair value of such awards, net of an allowance for estimated forfeitures, over the requisite service or vesting period.  The following table presents unit option activity for the period presented:

	Number of Units	Weighted- Average Strike Price (dollars/unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Unit options at December 31, 2011	3,753,420	$28.08	2.6	$11.1
Exercised	(712,280)	$30.76
Forfeited	(130,000)	$27.12
Unit options at June 30, 2012	2,911,140	$27.46	2.5	$14.4
Options exercisable at June 30, 2012	--		--	--

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

The following table presents supplemental information regarding our unit options during the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Total intrinsic value of unit option awards exercised during period	$--	$--	$14.0	$--
Cash received from EPCO in connection with the exercise of unit option awards	--	--	10.2	--
Unit option-related reimbursements to EPCO	--	--	14.0	--

For the EPCO group of companies, the unrecognized compensation cost associated with unit option awards was an aggregate $2.2 million at June 30, 2012, of which our allocated share of the cost is currently estimated to be $2.0 million.  We expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 1.1 years.

Unit Appreciation Rights

At December 31, 2011, there were 107,328 UARs outstanding that had been granted under the 2006 Plan.  The accrued liability for UARs at December 31, 2011 was $0.5 million.  All of these awards vested in May 2012.   The accrued liability for UARs in May 2012 (i.e., immediately before vesting) was $1.4 million.  While these awards were outstanding, they were accounted for as liability awards.

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

We are required to recognize derivative instruments at fair value as either assets or liabilities on our balance sheet unless such instruments meet certain normal purchase/normal sale criteria.  While all derivatives are required to be reported at fair value on the balance sheet, changes in fair value of derivative

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

instruments are reported in different ways, depending on the nature and effectiveness of the hedging activities to which they relate.  An effective hedge relationship is one in which the change in fair value of a derivative instrument can be expected to offset 80% to 125% of the changes in fair value of a hedged item at inception and throughout the life of the hedging relationship.  Any ineffectiveness associated with a hedge relationship is recognized in earnings immediately.  Ineffectiveness can be caused by, among other things, changes in the timing of forecasted transactions or a mismatch of terms between the derivative instrument and the hedged item.

A contract designated as a cash flow hedge of an anticipated transaction that is not probable of occurring is immediately recognized in earnings.

Certain of our derivative instruments do not qualify for hedge accounting treatment; therefore, they are accounted for using mark-to-market accounting.

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward starting swaps and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  The following table summarizes our portfolio of interest rate swaps at June 30, 2012:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes AA	10 fixed-to-floating swaps	$750.0	1/2011 to 2/2016	3.2% to 1.5%	Fair value hedge
Undesignated swaps	6 floating-to-fixed swaps	$600.0	5/2010 to 7/2014	0.5% to 2.0%	Mark-to-market

Interest expense for the three months ended June 30, 2012 and 2011 reflects a benefit of $2.2 million and an expense of $2.2 million, respectively, attributable to interest rate swaps.   For the six months ended June 30, 2012 and 2011, such swaps resulted in a benefit in interest expense of $5.0 million and $7.5 million, respectively.

In February 2012, we settled 11 fixed-to-floating interest rate swaps having an aggregate notional amount of $800.0 million, resulting in gains totaling $37.7 million.  As fair value hedges, the unamortized portion of these gains are a component of long-term debt (see Note 9) and are being amortized to earnings (as a decrease in interest expense) using the effective interest method over the forecasted hedged period of approximately three years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our portfolio of forward starting swaps outstanding at June 30, 2012.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Future debt offering	7 forward starting swaps	$350.0	8/2012	3.7%	Cash flow hedge
Future debt offering	16 forward starting swaps	$1,000.0	3/2013	3.7%	Cash flow hedge

In connection with the issuance of Senior Notes EE in February 2012 (see Note 9), we settled ten forward starting swaps having an aggregate notional amount of $500.0 million, resulting in cash losses totaling $115.3 million. These losses are reflected in other comprehensive income and are being amortized to earnings (as an increase in interest expense) over the forecasted hedge period of ten years using the effective interest method.

In connection with EPO’s agreement to issue Senior Notes FF and Senior Notes GG in August 2012 (see Note 18), we settled seven forward starting swaps having an aggregate notional amount of $350.0 million, resulting in cash losses of $70.2 million.  Accumulated other comprehensive income as of June 30, 2012 includes $63.9 million of the loss, with the remaining $6.3 million of loss attributable to the period June 30, 2012 through the settlement date of August 1, 2012.  The total loss recorded in accumulated other comprehensive income will be amortized to earnings (as an increase in interest expense) over the forecasted hedged period of ten years using the effective interest method.

Although we incurred cash losses upon settlement of our forward starting swaps in February 2012 and August 2012, we benefited from the exceptionally low interest rate environment during these periods relative to the interest rates in effect at the time we entered into the swaps.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, refined products and certain petrochemical products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and options contracts.  The following table summarizes our commodity derivative instruments outstanding at June 30, 2012:

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (“PTR”) (3)	15.3 Bcf	n/a	Cash flow hedge
Forecasted sales of NGLs (4)	1.6 MMBbls	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of NGLs	0.2 MMBbls	n/a	Cash flow hedge
Forecasted sales of octane enhancement products	2.0 MMBbls	n/a	Cash flow hedge
Natural gas marketing:
Forecasted sales of natural gas	1.2 Bcf	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	11.1 Bcf	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products	3.2 MMBbls	0.5 MMBbls	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products	3.7 MMBbls	0.5 MMBbls	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products	0.1 MMBbls	n/a	Cash flow hedge
Forecasted sales of refined products	0.5 MMBbls	n/a	Cash flow hedge
Refined products inventory management activities	0.2 MMBbls	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil	2.8 MMBbls	n/a	Cash flow hedge
Forecasted sales of crude oil	4.1 MMBbls	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (5,6)	241.0 Bcf	56.0 Bcf	Mark-to-market
Refined products risk management activities (6)	1.1 MMBbls	n/a	Mark-to-market
Crude oil risk management activities (6)	5.7 MMBbls	n/a	Mark-to-market
(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2013, March 2013 and October 2015, respectively.
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
(5)   Current volumes include approximately 62.5 Bcf of physical derivative instruments that are predominantly priced at an index plus a premium or minus a discount related to location differences.
(6)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

Our predominant commodity hedging strategies are: (i) hedging natural gas processing margins; (ii) hedging anticipated future contracted sales of NGLs, refined products and crude oil associated with volumes held in inventory; and (iii) hedging the fair value of natural gas in inventory.  The following information summarizes these hedging strategies:

▪
The objective of our natural gas processing strategy is to hedge an amount of gross margin associated with our natural gas processing activities.  We achieve this objective by using physical and financial instruments to lock in the purchase prices of natural gas consumed as PTR and the

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

▪
The objective of our natural gas and refined products inventory hedging program is to hedge the fair value of natural gas and refined products currently held in inventory by locking in the sales price of the inventory through the use of commodity derivative instruments.

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Other current assets	$18.6	Other current assets	$43.7	Other current liabilities	$230.6	Other current liabilities	$163.6
Interest rate derivatives	Other assets	26.6	Other assets	44.2	Other liabilities	--	Other liabilities	127.1
Total interest rate derivatives		45.2		87.9		230.6		290.7
Commodity derivatives	Other current assets	127.4	Other current assets	20.3	Other current liabilities	74.6	Other current liabilities	30.3
Commodity derivatives	Other assets	4.8	Other assets	--	Other liabilities	2.1	Other liabilities	0.2
Total commodity derivatives (1)		132.2		20.3		76.7		30.5
Total derivatives designated as hedging instruments		$177.4		$108.2		$307.3		$321.2

Derivatives not designated as hedging instruments
Interest rate derivatives	Other current assets	$--	Other current assets	$--	Other current liabilities	$11.0	Other current liabilities	$10.1
Interest rate derivatives	Other assets	--	Other assets	--	Other liabilities	8.6	Other liabilities	10.6
Total interest rate derivatives		--		--		19.6		20.7
Commodity derivatives	Other current assets	26.0	Other current assets	34.4	Other current liabilities	19.4	Other current liabilities	32.5
Commodity derivatives	Other assets	4.4	Other assets	12.6	Other liabilities	1.8	Other liabilities	2.0
Total commodity derivatives		30.4		47.0		21.2		34.5
Total derivatives not designated as hedging instruments		$30.4		$47.0		$40.8		$55.2

(1)   Represents commodity derivative instrument transactions that have either not settled or have settled and cash has not been paid or received. Settled and unpaid or unreceived amounts are reflected in either accounts receivable or accounts payable depending on the outcome of the transaction.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods presented:

Derivatives in Fair Value Hedging Relationships	Location	Gain/(Loss) Recognized in Income on Derivative
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2012	2011	2012	2011
Interest rate derivatives	Interest expense	$4.6	$21.1	$3.1	$8.8
Commodity derivatives	Revenue	(16.4)	(1.6)	(15.7)	(1.3)
Total		$(11.8)	$19.5	$(12.6)	$7.5

Derivatives in Fair Value Hedging Relationships	Location	Gain/(Loss) Recognized in Income on Hedged Item
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2012	2011	2012	2011
Interest rate derivatives	Interest expense	$(4.5)	$(21.0)	$(3.4)	$(9.7)
Commodity derivatives	Revenue	15.9	0.2	16.3	(1.1)
Total		$11.4	$(20.8)	$12.9	$(10.8)

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods presented:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest rate derivatives	$(84.0)	$(60.1)	$(55.1)	$(46.0)
Commodity derivatives – Revenue	99.8	(19.4)	60.2	(174.8)
Commodity derivatives – Operating costs and expenses	5.2	(2.3)	(14.8)	1.7
Total	$21.0	$(81.8)	$(9.7)	$(219.1)

Derivatives in Cash Flow Hedging Relationships	Location	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income/(Loss) to Income (Effective Portion)
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2012	2011	2012	2011
Interest rate derivatives	Interest expense	$(3.7)	$(1.5)	$(6.4)	$(3.0)
Commodity derivatives	Revenue	(2.6)	(79.3)	(12.6)	(148.5)
Commodity derivatives	Operating costs and expenses	(11.6)	4.5	(23.6)	4.8
Total		$(17.9)	$(76.3)	$(42.6)	$(146.7)

Derivatives in Cash Flow Hedging Relationships	Location	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2012	2011	2012	2011
Commodity derivatives	Revenue	$0.9	$0.3	$0.9	$0.2
Commodity derivatives	Operating costs and expenses	--	--	0.3	--
Total		$0.9	$0.3	$1.2	$0.2

Over the next twelve months, we expect to reclassify $26.2 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $57.6 million of gains attributable to commodity

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

derivative instruments from accumulated other comprehensive income (loss) to earnings, $59.4 million as an increase in revenue and $1.8 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods presented:

Derivatives Not Designated as Hedging Instruments	Location	Gain/(Loss) Recognized in Income on Derivative
		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
		2012	2011	2012	2011
Interest rate derivatives	Interest expense	$(1.1)	$(11.9)	$(3.3)	$(10.5)
Commodity derivatives	Revenue	9.3	9.5	30.1	13.3
Commodity derivatives	Operating costs and expenses	--	--	(2.8)	--
Total		$8.2	$(2.4)	$24.0	$2.8

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

A three-tier hierarchy has been established that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.

Recurring Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, the carrying values of our financial assets and liabilities at June 30, 2012.  These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input that is significant to their respective fair value.  Our assessment of the relative significance of such inputs requires judgment.

	Fair Value Measurements Using
	Quoted Prices
	in Active
	Markets for	Significant	Significant	Carrying
	Identical Assets	Observable	Unobservable	Value
	and Liabilities	Inputs	Inputs	at June 30,
	(Level 1)	(Level 2)	(Level 3)	2012
Financial assets:
Interest rate derivatives	$--	$45.2	$--	$45.2
Commodity derivatives	81.6	73.1	7.9	162.6
Total	$81.6	$118.3	$7.9	$207.8

Financial liabilities:
Interest rate derivatives	$--	$250.2	$--	$250.2
Commodity derivatives	39.1	55.8	3.0	97.9
Total	$39.1	$306.0	$3.0	$348.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the overall fair values of our recurring Level 3 financial assets and liabilities for the periods presented:

		For the Six Months
		Ended June 30,
	Location	2012	2011
Balance, January 1		$0.4	$(25.9)
Total gains (losses) included in:
Net income (1)	Revenue	0.5	(0.5)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	0.5	16.2
Settlements		(0.5)	0.8
Transfers out of Level 3 (2)		--	9.8
Balance, March 31		0.9	0.4
Total gains (losses) included in:
Net income (1)	Revenue	(1.3)	1.9
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	6.0	--
Settlements		(0.7)	(0.2)
Balance, June 30		$4.9	$2.1

(1)   There were $2.0 million and $1.9 million of unrealized losses included in these amounts for the three and six months ended June 30, 2012, respectively. There were $2.0 million and $1.8 million of unrealized gains included in these amounts for the three and six months ended June 30, 2011, respectively.
(2)   Transfers out of Level 3 into Level 2 during 2011 were primarily due to the change in observability of forward NGL prices.

The following table provides quantitative information about our recurring Level 3 fair value measurements at June 30, 2012:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Propane	$4.7	$0.9	Discounted cash flow	Forward commodity price	$0.86-$0.92 /gallon
Commodity derivatives – Natural gasoline	2.7	--	Discounted cash flow	Forward commodity price	$1.83-$1.83 /gallon
Commodity derivatives – Crude oil	0.3	2.0	Discounted cash flow	Forward commodity price	$84.96-$88.71 /barrel
Commodity derivatives – Natural gas	0.2	0.1	Discounted cash flow	Forward commodity price	$3.90-$4.13 /million Btu
Total	$7.9	$3.0

We believe certain forward commodity prices are the most significant unobservable inputs in determining our recurring Level 3 fair value measurements at June 30, 2012.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

The following table presents information regarding certain long-lived asset amounts measured at fair value on a nonrecurring basis during the six months ended June 30, 2012.  The estimated fair values are based on the present value of expected future cash flows (Level 3).

	Fair Value Measurements Using				Total
					Non-Cash Asset
	Quoted Prices				Impairment
	in Active	Significant	Significant	Carrying	Charges for the
	Markets for	Observable	Unobservable	Value at	Six Months
	Identical Assets	Inputs	Inputs	June 30,	Ended
	(Level 1)	(Level 2)	(Level 3)	2012	June 30, 2012
NGL Pipelines & Services
Property, plant and equipment, net	$--	$--	$--	$--	$8.0
Onshore Crude Oil Pipelines & Services
Property, plant and equipment, net	--	--	--	--	6.2
Petrochemical & Refined Products Services
Long-lived fixed assets held for sale	--	--	0.5	0.5	0.3
Total	$--	$--	$0.5	$0.5	$14.5

During the six months ended June 30, 2012, property, plant and equipment with no future value and a carrying amount of $14.2 million was written-off, resulting in non-cash asset impairment charges for the period.  In addition, long-lived assets held for sale with a carrying value of $0.8 million were written down to their fair value of $0.5 million, resulting in non-cash asset impairment charges of $0.3 million, which were included in earnings for the period.  Long-lived assets held for sale are a component of “Other assets” as presented on our Unaudited Condensed Consolidated Balance Sheets.  We did not record any non-cash asset impairment charges during the six months ended June 30, 2011.

Forecast data and other assumptions supporting the fair value of long-lived assets being tested for impairment are based on the nonfinancial assets’ highest and best use, which includes estimated probabilities where multiple cash flow outcomes are possible.  Such probability weights are generally obtained from business management personnel having oversight responsibilities for the assets in question.  Key commercial assumptions (e.g., anticipated operating margins, throughput or processing volume growth rates and timing of cash flows) that represent Level 3 unobservable inputs and test results are reviewed and certified by members of senior management.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was approximately $16.27 billion and $15.76 billion at June 30, 2012 and December 31, 2011, respectively.  The aggregate carrying value of these debt obligations was $14.58 billion and $14.33 billion at June 30, 2012 and December 31, 2011, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

Available-for-Sale Inventory by Product Type	June 30, 2012	December 31, 2011
NGLs	$553.4	$563.6
Petrochemicals and refined products	246.1	443.4
Crude oil	46.5	39.2
Natural gas	46.9	65.5
Total	$892.9	$1,111.7

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

Due to fluctuating commodity prices, we recognize lower of cost or market adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales in the period they are recognized.  To the extent our commodity hedging strategies address inventory-related price risks and are successful, these inventory valuation adjustments are mitigated or offset.  See Note 4 for a description of our commodity hedging activities.

The following table presents our total cost of sales amounts and lower of cost or market adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales (1)	$8,195.2	$9,790.3	$17,861.0	$18,609.6
Lower of cost or market adjustments	8.0	0.5	13.9	1.7
(1)   Cost of sales is a component of “Operating costs and expenses,” as presented on our Unaudited Condensed Statements of Consolidated Operations. Period-to-period fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	June 30, 2012	December 31, 2011
Plants, pipelines and facilities (1)	3-45 (6)	$24,105.7	$22,354.4
Underground and other storage facilities (2)	5-40 (7)	1,455.9	1,388.6
Platforms and facilities (3)	20-31	637.5	637.5
Transportation equipment (4)	3-10	158.4	151.5
Marine vessels (5)	15-30	660.3	615.9
Land		141.7	136.1
Construction in progress		2,275.7	2,145.6
Total		29,435.2	27,429.6
Less accumulated depreciation		5,674.6	5,238.0
Property, plant and equipment, net		$23,760.6	$22,191.6

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation expense (1)	$222.0	$189.8	$434.0	$376.3
Capitalized interest (2)	29.5	24.8	60.1	42.0
(1)   Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
(2)   We capitalize interest cost incurred on funds used to construct property, plant and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life as a component of depreciation expense. Capitalized interest reduces interest expense during the period it is recorded.

Asset Retirement Obligations

We record asset retirement obligations (“AROs”) related to legal requirements to perform retirement activities as specified in contractual arrangements and/or governmental regulations.  When an ARO is incurred, we record a liability for the ARO and capitalize an equal amount as an increase in the carrying value of the related long-lived asset.  Over time, the ARO liability is accreted to its present value (through accretion expense) and the capitalized amount is depreciated over the remaining useful life of the related long-term asset.   Property, plant and equipment at June 30, 2012 and December 31, 2011 includes $42.5 million and $37.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in our ARO liability balance during the six months ended June 30, 2012:

ARO liability balance, December 31, 2011	$112.0
Liabilities incurred during period	1.1
Liabilities settled during period	(5.9)
Revisions in estimated cash flows	8.9
Accretion expense	2.7
ARO liability balance, June 30, 2012	$118.8

The following table presents our forecast of accretion expense for the periods indicated:

Remainder of 2012	2013	2014	2015	2016
$2.8	$6.0	$6.5	$6.2	$6.5

Note 7.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  Unless noted otherwise, we account for these investments using the equity method.

	Ownership Interest at June 30, 2012	June 30, 2012	December 31, 2011
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$31.1	$35.5
K/D/S Promix, L.L.C.	50%	40.9	40.7
Baton Rouge Fractionators LLC	32.2%	20.6	21.0
Skelly-Belvieu Pipeline Company, L.L.C.	50%	37.4	35.0
Texas Express Pipeline LLC (“Texas Express”)	35%	39.2	13.9
Texas Express Gathering LLC (“TEG”) (1)	45%	8.9	--
Front Range Pipeline LLC (“Front Range”)	33.3%	6.3	--
Onshore Natural Gas Pipelines & Services:
Evangeline (2)	--	--	4.4
White River Hub, LLC	50%	25.5	25.7
Onshore Crude Oil Pipelines & Services:
Seaway Crude Pipeline LLC	50%	179.2	170.7
Offshore Pipelines & Services:
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	50.6	55.4
Cameron Highway Oil Pipeline Company	50%	218.2	222.8
Deepwater Gateway, L.L.C.	50%	93.7	94.6
Neptune Pipeline Company, L.L.C.	25.7	48.3	51.1
Southeast Keathley Canyon Pipeline Company L.L.C.	50%	51.7	1.0
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator, LLC	30%	8.9	9.5
Centennial Pipeline LLC (“Centennial”)	50%	49.4	51.8
Other (3)	Various	3.3	3.4
Other Investments:
Energy Transfer Equity (4)	--	--	1,023.1
Total		$913.2	$1,859.6

(1)   In April 2012, we, along with Enbridge Midcoast Energy, LP (“Enbridge”) and WGR Asset Holding Company LLC formed a new joint venture, TEG, to design and construct two gas gathering systems to complement the Texas Express Pipeline. Enbridge will construct and operate the systems, which are expected to begin service in the second quarter of 2013.
(2)   In June 2012, we acquired the remaining ownership interests in Evangeline and it became a wholly owned subsidiary of ours.
(3)   Other unconsolidated affiliates include a 50% interest in a propylene pipeline extending from Mont Belvieu, Texas to La Porte, Texas and a 25% interest in a company that provides logistics communications solutions between petroleum pipelines and their customers.
(4)   We ceased using the equity method to account for our investment in Energy Transfer Equity limited partner units effective January 18, 2012 and began accounting for them as available-for-sale securities. We completed the sale of the remaining Energy Transfer Equity units in April 2012 (see below).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NGL Pipelines & Services	$3.8	$6.2	$9.0	$12.1
Onshore Natural Gas Pipelines & Services	1.2	1.5	2.6	2.7
Onshore Crude Oil Pipelines & Services	3.6	(1.6)	4.1	(2.1)
Offshore Pipelines & Services	4.1	6.6	11.0	14.9
Petrochemical & Refined Products Services	(1.4)	(4.3)	(7.9)	(9.3)
Other Investments (1)	--	2.7	2.4	9.0
Total	$11.3	$11.1	$21.2	$27.3

(1) With respect to the six months ended June 30, 2012, the amount presented reflects our equity in the income of Energy Transfer Equity from January 1, 2012 to January 18, 2012.

The following table presents unamortized excess cost amounts by business segment at the dates indicated:

	June 30, 2012	December 31, 2011
NGL Pipelines & Services	$24.2	$24.7
Onshore Crude Oil Pipelines & Services	18.9	19.2
Offshore Pipelines & Services	14.2	14.8
Petrochemical & Refined Products Services	2.8	2.9
Other Investments (1)	--	1,119.0
Total	$60.1	$1,180.6

(1)   On January 18, 2012, we discontinued using the equity method to account for our investment in Energy Transfer Equity common units and began accounting for this investment as an available-for-sale security. As a result, we no longer recognized any excess cost amounts associated with this investment.

The following table presents our amortization of excess cost amounts by business segment for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NGL Pipelines & Services	$0.3	$0.2	$0.5	$0.5
Onshore Crude Oil Pipelines & Services	0.1	0.2	0.3	0.4
Offshore Pipelines & Services	0.3	0.3	0.6	0.6
Petrochemical & Refined Products Services	--	--	0.1	--
Other Investments (1)	--	8.4	0.3	17.5
Total	$0.7	$9.1	$1.8	$19.0

(1)   Reflects amortization of excess cost amounts related to our investment in Energy Transfer Equity from January 1, 2012 through January 18, 2012, which is the date we ceased using the equity method to account for this investment.

Liquidation of Investment in Energy Transfer Equity

The Other Investments segment included our noncontrolling ownership interest in Energy Transfer Equity, which was accounted for using the equity method until January 18, 2012.  We sold 4,450,000 Energy Transfer Equity common units during the second quarter of 2011 for net cash proceeds of $165.8 million and recorded a gain of $5.4 million on the sale.  Since our ownership interest in Energy Transfer Equity exceeded 3% throughout calendar year 2011, we accounted for our investment in Energy Transfer Equity using the equity method and included gains on the sale of this asset in operating income. At December 31, 2011, we owned 29,303,514 common units of Energy Transfer Equity.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 18, 2012, we sold 22,762,636 of these common units in a private transaction, which generated cash proceeds of approximately $825.1 million and a gain on the sale of $27.5 million.  Following completion of the January 18 transaction, our ownership interest in Energy Transfer Equity was below 3%, and we discontinued using the equity method to account for this investment and began accounting for it as an investment in available-for-sale equity securities.  For the period January 1, 2012 to January 18, 2012, we recorded $2.4 million of equity earnings from Energy Transfer Equity, which is reflected in our Other Investments segment.

The remaining 6,540,878 units were sold systematically through April 27, 2012 until completely liquidated.  These post-January 18 sales generated total cash proceeds of approximately $270.2 million and gains of $41.3 million.  The aggregate $68.8 million in gains on the 2012 sales, of which $15.5 million are attributed to sales during the second quarter of 2012, are presented as a component of “Other income.”  Proceeds from these sales were used for general company purposes, including funding capital expenditures.

All activities included in our sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity.  See Note 11 for additional information regarding our business segments.

Formation of Front Range Joint Venture

In April 2012, we, along with Anadarko Petroleum Corporation and DCP Midstream, LLC formed a new joint venture, Front Range, to design and construct a new NGL pipeline that will originate in the Denver-Julesburg Basin (the “DJ Basin”) in Weld County, Colorado and extend approximately 435 miles to Skellytown in Carson County, Texas.  Each party holds a one-third ownership interest in the joint venture.  The Front Range Pipeline, with connections to our Mid-America Pipeline System and the Texas Express Pipeline, is expected to provide producers in the DJ Basin with access to the Gulf Coast, the largest NGL market in the U.S.  Depending on shipper interest in a binding open commitment period that commenced in April 2012, initial capacity on the Front Range Pipeline is expected to be approximately 150 MBPD, which can be readily expanded to approximately 230 MBPD.  We will construct and operate the pipeline, which is expected to begin service in the fourth quarter of 2013.

Summarized Income Statement Information of Unconsolidated Affiliates

The following table presents unaudited income statement information (on a 100% basis for the periods presented) of our unconsolidated affiliates, aggregated by the business segments to which they relate:

	Summarized Income Statement Information for the Three Months Ended
	June 30, 2012			June 30, 2011
	Revenues	Operating Income (Loss)	Net Income (Loss)	Revenues	Operating Income (Loss)	Net Income (Loss)
NGL Pipelines & Services	$71.5	$15.3	$15.2	$116.4	$30.5	$30.6
Onshore Natural Gas Pipelines & Services	2.9	1.9	1.9	54.7	2.7	2.7
Onshore Crude Oil Pipelines & Services	21.5	7.4	7.3	9.6	(2.1)	(2.1)
Offshore Pipelines & Services	39.1	12.8	12.5	43.7	17.7	17.5
Petrochemical & Refined Products Services	5.9	(0.3)	(2.4)	9.2	(5.4)	(7.6)
Other Investments	--	--	--	1,974.9	260.6	66.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Summarized Income Statement Information for the Six Months Ended
	June 30, 2012			June 30, 2011
	Revenues	Operating Income (Loss)	Net Income (Loss)	Revenues	Operating Income	Net Income (Loss)
NGL Pipelines & Services	$182.4	$42.3	$42.2	$216.5	$53.9	$54.0
Onshore Natural Gas Pipelines & Services	5.7	3.7	3.7	90.2	5.3	5.3
Onshore Crude Oil Pipelines & Services	33.8	8.2	8.1	20.8	(1.6)	(1.6)
Offshore Pipelines & Services	80.2	31.9	30.9	90.0	36.6	36.2
Petrochemical & Refined Products Services	11.3	(9.7)	(13.8)	19.3	(12.4)	(16.8)
Other Investments	--	--	--	3,964.0	624.8	154.9

We discontinued using the equity method to account for our investment in Energy Transfer Equity common units on January 18, 2012 (see “Liquidation of Investment in Energy Transfer Equity” within this Note 7).  As a result, income statement data for Energy Transfer Equity, which was presented within the Other Investments segment in the table above,  is not presented for the three and six months ended June 30, 2012.  For the three and six months ended June 30, 2011, net income amounts presented for Energy Transfer Equity represents net income attributable to their partners.

Other

The credit agreements of Poseidon and Centennial restrict their ability to pay cash dividends if a default or event of default (as defined in each credit agreement) has occurred and is continuing at the time such payments are scheduled to be paid.  These businesses were in compliance with the terms of their credit agreements at June 30, 2012.

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2012			December 31, 2011
	Gross Value	Accum. Amort.	Carrying Value	Gross Value	Accum. Amort.	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$340.8	$(138.0)	$202.8	$340.8	$(128.2)	$212.6
Contract-based intangibles	284.7	(147.1)	137.6	298.4	(169.7)	128.7
Segment total	625.5	(285.1)	340.4	639.2	(297.9)	341.3
Onshore Natural Gas Pipelines & Services:
Customer relationship intangibles	1,163.6	(230.5)	933.1	1,163.6	(209.7)	953.9
Contract-based intangibles	468.3	(301.7)	166.6	464.8	(290.9)	173.9
Segment total	1,631.9	(532.2)	1,099.7	1,628.4	(500.6)	1,127.8
Onshore Crude Oil Pipelines & Services:
Customer relationship intangibles	9.7	(4.4)	5.3	9.7	(4.1)	5.6
Contract-based intangibles	0.4	(0.2)	0.2	0.4	(0.2)	0.2
Segment total	10.1	(4.6)	5.5	10.1	(4.3)	5.8
Offshore Pipelines & Services:
Customer relationship intangibles	205.8	(134.3)	71.5	205.8	(129.2)	76.6
Contract-based intangibles	1.2	(0.4)	0.8	1.2	(0.3)	0.9
Segment total	207.0	(134.7)	72.3	207.0	(129.5)	77.5
Petrochemical & Refined Products Services:
Customer relationship intangibles	104.3	(30.9)	73.4	104.3	(28.4)	75.9
Contract-based intangibles	59.7	(31.8)	27.9	57.6	(29.7)	27.9
Segment total	164.0	(62.7)	101.3	161.9	(58.1)	103.8
Total all segments	$2,638.5	$(1,019.3)	$1,619.2	$2,646.6	$(990.4)	$1,656.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization expense of our intangible assets by business segment for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NGL Pipelines & Services	$9.6	$10.0	$19.8	$20.4
Onshore Natural Gas Pipelines & Services	15.8	20.2	31.6	40.1
Onshore Crude Oil Pipelines & Services	0.1	0.1	0.3	0.2
Offshore Pipelines & Services	2.6	2.8	5.2	5.8
Petrochemical & Refined Products Services	3.2	4.3	6.7	8.6
Total	$31.3	$37.4	$63.6	$75.1

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2012	2013	2014	2015	2016
$60.0	$111.6	$107.1	$106.6	$107.8

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There have been no changes to our goodwill amounts since those reported in our 2011 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2012	December 31, 2011
EPO senior debt obligations:
Senior Notes S, 7.625% fixed-rate, due February 2012	$--	$490.5
Senior Notes P, 4.60% fixed-rate, due August 2012	500.0	500.0
Senior Notes C, 6.375% fixed-rate, due February 2013	350.0	350.0
Senior Notes T, 6.125% fixed-rate, due February 2013	182.5	182.5
Senior Notes M, 5.65% fixed-rate, due April 2013	400.0	400.0
Senior Notes U, 5.90% fixed-rate, due April 2013	237.6	237.6
Senior Notes O, 9.75% fixed-rate, due January 2014	500.0	500.0
Senior Notes G, 5.60% fixed-rate, due October 2014	650.0	650.0
Senior Notes I, 5.00% fixed-rate, due March 2015	250.0	250.0
Senior Notes X, 3.70% fixed-rate, due June 2015	400.0	400.0
Senior Notes AA, 3.20% fixed-rate, due February 2016	750.0	750.0
$3.5 Billion Multi-Year Revolving Credit Facility, variable-rate, due September 2016	427.0	150.0
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	--
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.625% fixed-rate, due February 2012	--	9.5
TEPPCO Senior Notes, 6.125% fixed-rate, due February 2013	17.5	17.5
TEPPCO Senior Notes, 5.90% fixed-rate, due April 2013	12.4	12.4
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	13,477.0	12,950.0
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066	550.0	550.0
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067	285.8	285.8
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	15,009.7	14,482.7
Other, non-principal amounts:
Change in fair value of debt hedged in fair value hedging relationship (1)	39.7	73.8
Unamortized discounts, net of premiums	(32.6)	(30.0)
Unamortized deferred net gains related to terminated interest rate swaps (1)	29.9	2.9
Total other, non-principal amounts	37.0	46.7
Less current maturities of debt (2)	(1,700.0)	(500.0)
Total long-term debt	$13,346.7	$14,029.4

(1) See Note 4 for information regarding our interest rate hedging activities. (2) We expect to refinance the current maturities of our debt obligations prior to their maturity.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at June 30, 2012 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2012	2013	2014	2015	2016	After 2016
Revolving Credit Facility	$427.0	$--	$--	$--	$--	$427.0	$--
Senior Notes	13,050.0	500.0	1,200.0	1,150.0	650.0	750.0	8,800.0
Junior Subordinated Notes	1,532.7	--	--	--	--	--	1,532.7
Total	$15,009.7	$500.0	$1,200.0	$1,150.0	$650.0	$1,177.0	$10,332.7

Apart from that discussed below and routine fluctuations in the balance of our revolving credit facility, there have been no significant changes in the terms or amounts of our consolidated debt obligations since those reported in our 2011 Form 10-K.

Issuance of Senior Notes EE in February 2012

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

In August 2012, EPO agreed to issue $650 million in principal amount of Senior Notes FF and $1.1 billion in principal amount of Senior Notes GG.  See Note 18 for information regarding this subsequent event.

Commercial Paper Program

On August 8, 2012, EPO established a commercial paper program, under which EPO may issue up to $2.0 billion of short-term commercial paper notes outstanding at any time.  See Note 18 for information regarding this subsequent event.

Letters of Credit

At June 30, 2012, EPO had $77.5 million in letters of credit outstanding related to its commodity derivative instruments.  These letters of credit do not reduce the amount available for borrowing under EPO’s $3.5 Billion Multi-Year Revolving Credit Facility.

Parent-Subsidiary Guarantor Relationships

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2012.

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt obligation during the six months ended June 30, 2012:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
EPO $3.5 Billion Multi-Year Revolving Credit Facility	1.54% to 3.63%	1.61%

Note 10.  Equity and Distributions

Partners’ equity reflects the various classes of limited partner interests (common units, including restricted common units, and Class B units) that we have outstanding.  The following table summarizes changes in the number of our units outstanding during the six months ended June 30, 2012:

	Common Units	Class B Units	Treasury Units
Number of units outstanding at December 31, 2011	881,620,418	4,520,431	--
Common units issued in connection with DRIP and EUPP	1,270,609	--	--
Common units issued in connection with equity-based awards	214,492	--	--
Restricted common unit awards issued	1,538,438	--	--
Forfeiture of restricted common unit awards	(95,575)	--	--
Acquisition of treasury units in connection with vesting of equity-based awards	(373,391)	--	373,391
Cancellation of treasury units	--	--	(373,391)
Number of units outstanding at June 30, 2012	884,174,991	4,520,431	--

During the six months ended June 30, 2012, 1,236,352 restricted common unit awards held by EPCO employees vested and converted to common units.  Of this amount, 373,391 common units were sold back to us by the recipients to cover related withholding tax requirements.  We cancelled such treasury units immediately upon acquisition.

We may issue additional equity or debt securities to assist us in meeting our future liquidity and capital spending requirements.  We have a universal shelf registration statement (the “2010 Shelf”) on file with the SEC.  The 2010 Shelf allows Enterprise and EPO (on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  EPO utilized the 2010 Shelf to issue its Senior Notes EE in February 2012 (see Note 9) and will use the 2010 Shelf to issue additional senior notes in August 2012 (see Note 18).

In May 2012, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we may offer and sell up to $1.0 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to this “at-the-market” program, we may sell common units under the agreement from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  A registration statement covering the issuance of common units pursuant to this agreement was filed with the SEC in March 2012.  There were no issuances and sales under this agreement as of June 30, 2012.

We also have registration statements on file with the SEC collectively authorizing the issuance of up to 70,000,000 of our common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

distributions they would otherwise receive from us into the purchase of additional common units.  After taking into account the number of common units issued under the DRIP through June 30, 2012, we may issue an additional 24,974,588 common units under this plan.  A total of 1,198,552 common units were issued during the six months ended June 30, 2012 under our DRIP, which generated net cash proceeds of $58.0 million.

In addition to the DRIP, we have a registration statement on file with the SEC authorizing the issuance of up to 440,879 of our common units in connection with an employee unit purchase plan (“EUPP”).  After taking into account the number of common units issued under the EUPP through June 30, 2012, we may issue an additional 358,791 common units under this plan.  A total of 72,057 common units were issued during the six months ended June 30, 2012 under our EUPP, which generated net cash proceeds of $3.7 million.

The net cash proceeds we received from the DRIP and EUPP during the six months ended June 30, 2012 were used to temporarily reduce borrowings outstanding under EPO’s revolving credit facility and for general company purposes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) primarily reflects the effective portion of the gain or loss on derivative instruments designated and qualified as cash flow hedges.  Gain or loss amounts related to cash flow hedges recorded in accumulated other comprehensive income (loss) are reclassified to earnings in the same period(s) in which the underlying hedged forecasted transactions affect earnings.  If it becomes probable that a forecasted transaction will not occur, the related net gain or loss in accumulated other comprehensive income (loss) is immediately reclassified into earnings.

The following table presents the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	June 30, 2012	December 31, 2011
Commodity derivative instruments (1)	$60.2	$(21.4)
Interest rate derivative instruments (1)	(377.7)	(329.0)
Foreign currency translation adjustment (2)	1.7	1.7
Pension and postretirement benefit plans	(2.9)	(1.7)
Other	--	(1.0)
Total accumulated other comprehensive loss	$(318.7)	$(351.4)

(1) See Note 4 for additional information regarding our derivative instruments. (2) Relates to transactions of a Canadian subsidiary.

Noncontrolling Interests

The following table presents additional information regarding noncontrolling interests as presented on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	June 30, 2012	December 31, 2011
Joint venture partners (1)	$109.8	$105.9
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net income attributable to noncontrolling interests as presented on our Unaudited Condensed Statements of Consolidated Operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Former owners of Duncan Energy Partners	$--	$9.4	$--	$17.3
Joint venture partners	0.9	5.4	5.1	11.3
Total	$0.9	$14.8	$5.1	$28.6

Prior to completion of the Duncan Merger (see Note 1), we accounted for the former owners’ interest in Duncan Energy Partners as noncontrolling interest.  Under this method of presentation, all pre-Duncan Merger revenues and expenses of Duncan Energy Partners are included in net income, and the former owners’ share of the income of Duncan Energy Partners is a component of “Net income attributable to noncontrolling interests” as reflected on our Unaudited Condensed Statements of Consolidated Operations.

The following table presents cash distributions paid to and cash contributions received from noncontrolling interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows and Statements of Consolidated Equity for the periods presented:

	For the Six Months Ended June 30,
	2012	2011
Cash distributions paid to noncontrolling interests:
Former owners of Duncan Energy Partners	$--	$21.9
Joint venture partners	8.1	12.9
Total cash distributions paid to noncontrolling interests	$8.1	$34.8

Cash contributions from noncontrolling interests:
Former owners of Duncan Energy Partners	$--	$1.5
Joint venture partners	5.9	1.1
Total cash contributions from noncontrolling interests	$5.9	$2.6

Cash distributions paid to the former owners of Duncan Energy Partners (prior to the Duncan Merger) represent the quarterly cash distributions paid to its unitholders.  Similarly, cash contributions received from the former owners of Duncan Energy Partners (prior to the Duncan Merger) represent net cash proceeds received from the issuance of its limited partner units.

Cash Distributions

The following table presents our declared quarterly cash distribution rates with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2012
1st Quarter	$0.6275	04/30/12	05/09/12
2nd Quarter	$0.6350	07/31/12	08/08/12

A privately held affiliate of EPCO has agreed to temporarily waive the regular quarterly cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the “Designated Units”).  The temporary distribution waiver remains in effect for five years following the closing date of the Holdings Merger, which was completed in November 2010.  For the remaining term of the waiver agreement, the number of Designated Units is as follows for distributions paid or to be paid, if any, during the following calendar years: 26,130,000 during 2012; 23,700,000 during 2013; 22,560,000 during 2014; and 17,690,000 during 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Business Segments

We currently have five active reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; and (v) Petrochemical & Refined Products Services.  Our business segments are generally organized and managed according to the type of services rendered (or technologies employed) and products produced and/or sold.

All activities included in our sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity.  See Note 7 for information regarding the liquidation of our investment in Energy Transfer Equity.

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

We include equity in income of unconsolidated affiliates in our measurement of segment gross operating margin and operating income.  Equity investments with industry partners are a significant component of our business strategy.  They are a means by which we conduct our operations to align our interests with those of customers and/or suppliers.  This method of operation enables us to achieve favorable economies of scale relative to the level of investment and business risk assumed.  Many of these businesses perform supporting or complementary roles to our other midstream business operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our measurement of total segment gross operating margin for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$9,789.8	$11,216.5	$21,042.3	$21,400.2
Less: Operating costs and expenses	(9,009.5)	(10,533.3)	(19,476.7)	(20,070.4)
Add: Equity in income of unconsolidated affiliates	11.3	11.1	21.2	27.3
Depreciation, amortization and accretion (1)	261.3	233.3	515.9	464.1
Non-cash asset impairment charges	9.1	--	14.5	--
Operating lease expenses paid by EPCO	--	0.1	--	0.3
Gains related to asset sales (2)	(1.3)	(5.2)	(3.8)	(23.6)
Gains related to property damage insurance recoveries (see Note 16)	(27.7)	--	(27.7)	--
Total segment gross operating margin	$1,033.0	$922.5	$2,085.7	$1,797.9

(1)   Amount is a component of “Depreciation, amortization and accretion” as presented on the Unaudited Condensed Statements of Consolidated Cash Flows.
(2)   Amounts presented for the second quarter of 2011 and the six months ended June 30, 2011 include $5.4 million of gains related to the sale of a portion of our previously held equity method investment in Energy Transfer Equity (see Note 7).

The following table presents a reconciliation of total segment gross operating margin to operating income and further to income before income taxes for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total segment gross operating margin	$1,033.0	$922.5	$2,085.7	$1,797.9
Adjustments to reconcile total segment gross operating margin to operating income:
Amounts included in operating costs and expenses:
Depreciation, amortization and accretion	(261.3)	(233.3)	(515.9)	(464.1)
Non-cash asset impairment charges	(9.1)	--	(14.5)	--
Operating lease expenses paid by EPCO	--	(0.1)	--	(0.3)
Gains related to asset sales	1.3	5.2	3.8	23.6
Gains related to property damage insurance recoveries (see Note 16)	27.7	--	27.7	--
General and administrative costs	(42.5)	(50.4)	(88.8)	(88.3)
Operating income	749.1	643.9	1,498.0	1,268.8
Other expense, net	(173.4)	(188.0)	(301.2)	(371.3)
Income before income taxes	$575.7	$455.9	$1,196.8	$897.5

Information by business segment, together with reconciliations to our consolidated financial statement totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Onshore Natural Gas Pipelines & Services	Onshore Crude Oil Pipelines & Services	Offshore Pipelines & Services	Petrochemical & Refined Products Services	Other Investments	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended June 30, 2012	$3,327.9	$700.9	$4,188.7	$47.5	$1,499.2	$--	$--	$9,764.2
Three months ended June 30, 2011	3,960.1	862.5	4,281.6	61.1	1,907.0	--	--	11,072.3
Six months ended June 30, 2012	7,682.0	1,505.8	8,662.3	101.9	3,033.9	--	--	20,985.9
Six months ended June 30, 2011	8,015.5	1,734.2	7,652.2	121.7	3,482.3	--	--	21,005.9
Revenues from related parties:
Three months ended June 30, 2012	4.6	19.5	--	1.5	--	--	--	25.6
Three months ended June 30, 2011	76.8	64.8	--	2.6	--	--	--	144.2
Six months ended June 30, 2012	5.0	48.2	--	3.2	--	--	--	56.4
Six months ended June 30, 2011	278.2	109.7	--	6.4	--	--	--	394.3
Intersegment and intrasegment revenues:
Three months ended June 30, 2012	2,276.5	179.0	1,735.5	1.7	438.7	--	(4,631.4)	--
Three months ended June 30, 2011	3,228.2	253.9	1,477.6	0.1	445.5	--	(5,405.3)	--
Six months ended June 30, 2012	5,094.7	402.7	3,466.4	5.0	878.6	--	(9,847.4)	--
Six months ended June 30, 2011	6,702.8	524.8	2,184.7	1.8	918.6	--	(10,332.7)	--
Total revenues:
Three months ended June 30, 2012	5,609.0	899.4	5,924.2	50.7	1,937.9	--	(4,631.4)	9,789.8
Three months ended June 30, 2011	7,265.1	1,181.2	5,759.2	63.8	2,352.5	--	(5,405.3)	11,216.5
Six months ended June 30, 2012	12,781.7	1,956.7	12,128.7	110.1	3,912.5	--	(9,847.4)	21,042.3
Six months ended June 30, 2011	14,996.5	2,368.7	9,836.9	129.9	4,400.9	--	(10,332.7)	21,400.2
Equity in income (loss) of unconsolidated affiliates:
Three months ended June 30, 2012	3.8	1.2	3.6	4.1	(1.4)	--	--	11.3
Three months ended June 30, 2011	6.2	1.5	(1.6)	6.6	(4.3)	2.7	--	11.1
Six months ended June 30, 2012	9.0	2.6	4.1	11.0	(7.9)	2.4	--	21.2
Six months ended June 30, 2011	12.1	2.7	(2.1)	14.9	(9.3)	9.0	--	27.3
Gross operating margin:
Three months ended June 30, 2012	565.8	175.8	95.8	38.3	157.3	--	--	1,033.0
Three months ended June 30, 2011	497.7	161.1	67.8	53.4	139.8	2.7	--	922.5
Six months ended June 30, 2012	1,220.7	382.0	135.1	90.4	255.1	2.4	--	2,085.7
Six months ended June 30, 2011	1,002.1	320.3	99.6	114.7	252.2	9.0	--	1,797.9
Segment assets:
At June 30, 2012	8,534.7	10,419.1	1,315.5	2,001.9	3,838.4	--	2,275.7	28,385.3
At December 31, 2011	7,966.4	9,949.6	944.6	2,000.9	3,769.5	1,023.1	2,145.6	27,799.7
Property, plant and equipment, net: (see Note 6)
At June 30, 2012	7,668.7	8,997.6	819.6	1,385.0	2,614.0	--	2,275.7	23,760.6
At December 31, 2011	7,137.8	8,495.4	456.9	1,416.4	2,539.5	--	2,145.6	22,191.6
Investments in unconsolidated affiliates: (see Note 7)
At June 30, 2012	184.4	25.5	179.2	462.5	61.6	--	--	913.2
At December 31, 2011	146.1	30.1	170.7	424.9	64.7	1,023.1	--	1,859.6
Intangible assets, net: (see Note 8)
At June 30, 2012	340.4	1,099.7	5.5	72.3	101.3	--	--	1,619.2
At December 31, 2011	341.3	1,127.8	5.8	77.5	103.8	--	--	1,656.2
Goodwill: (see Note 8)
At June 30, 2012	341.2	296.3	311.2	82.1	1,061.5	--	--	2,092.3
At December 31, 2011	341.2	296.3	311.2	82.1	1,061.5	--	--	2,092.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NGL Pipelines & Services:
Sales of NGLs and related products	$3,133.9	$3,832.2	$7,249.2	$7,889.9
Midstream services	198.6	204.7	437.8	403.8
Total	3,332.5	4,036.9	7,687.0	8,293.7
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	510.8	719.5	1,083.4	1,432.2
Midstream services	209.6	207.8	470.6	411.7
Total	720.4	927.3	1,554.0	1,843.9
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	4,174.0	4,257.9	8,621.6	7,606.1
Midstream services	14.7	23.7	40.7	46.1
Total	4,188.7	4,281.6	8,662.3	7,652.2
Offshore Pipelines & Services:
Sales of natural gas	--	0.3	0.1	0.6
Sales of crude oil	--	2.5	1.4	5.8
Midstream services	49.0	60.9	103.6	121.7
Total	49.0	63.7	105.1	128.1
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,316.8	1,718.7	2,668.0	3,101.5
Midstream services	182.4	188.3	365.9	380.8
Total	1,499.2	1,907.0	3,033.9	3,482.3
Total consolidated revenues	$9,789.8	$11,216.5	$21,042.3	$21,400.2

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$8,195.2	$9,790.3	$17,861.0	$18,609.6
Other operating costs and expenses (1)	572.9	514.9	1,116.8	1,020.3
Depreciation, amortization and accretion	261.3	233.3	515.9	464.1
Gains related to asset sales	(1.3)	(5.2)	(3.8)	(23.6)
Gains related to property damage insurance recoveries	(27.7)	--	(27.7)	--
Non-cash asset impairment charges	9.1	--	14.5	--
General and administrative costs	42.5	50.4	88.8	88.3
Total consolidated costs and expenses	$9,052.0	$10,583.7	$19,565.5	$20,158.7

(1) Represents cost of operating our plants, pipelines and other fixed assets, excluding non-cash depreciation, amortization and accretion charges.

Period-to-period fluctuations in our product sales revenues and related cost of sales amounts are explained in part by changes in energy commodity prices.  In general, lower energy commodity prices result in a decrease in our revenues attributable to product sales; however, these lower commodity prices also decrease the associated cost of sales as purchase costs decline.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Related Party Transactions

The following table summarizes our related party transactions for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues – related parties:
Energy Transfer Equity and subsidiaries	$--	$86.7	$--	$296.9
Other unconsolidated affiliates	25.6	57.5	56.4	97.4
Total revenue – related parties	$25.6	$144.2	$56.4	$394.3
Costs and expenses – related parties:
EPCO and affiliates	$240.1	$192.4	$406.1	$365.4
Energy Transfer Equity and subsidiaries	--	223.0	--	490.4
Other unconsolidated affiliates	7.2	11.4	12.3	21.6
Total costs and expenses – related parties	$247.3	$426.8	$418.4	$877.4

Energy Transfer Equity was a related party to us during the period in which we accounted for our investment in its limited partner units using the equity method of accounting.  We ceased reporting Energy Transfer Equity as a related party in January 2012.  See Note 7 for information regarding the liquidation of our investment in Energy Transfer Equity.

The following table summarizes our related party accounts receivable and accounts payable amounts at the dates indicated:

	June 30, 2012	December 31, 2011
Accounts receivable - related parties:
Energy Transfer Equity and subsidiaries	$--	$28.4
Other unconsolidated affiliates	2.3	15.1
Total accounts receivable – related parties	$2.3	$43.5

Accounts payable - related parties:
EPCO and affiliates	$61.8	$108.3
Energy Transfer Equity and subsidiaries	--	92.6
Other unconsolidated affiliates	8.4	10.7
Total accounts payable – related parties	$70.2	$211.6

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

Relationship with EPCO and Affiliates

We have an extensive and ongoing relationship with EPCO and its privately held affiliates (including Enterprise GP, our sole general partner), which are not a part of our consolidated group of companies.

EPCO is a privately held company controlled collectively by the EPCO Trustees.  At June 30, 2012, EPCO and its privately held affiliates (including Dan Duncan LLC and two Duncan family trusts, the beneficiaries of which include the estate of Mr. Duncan) beneficially owned the following limited partner interests in us:

Number of Units	Percentage of Total Units Outstanding
338,930,881 (1)	38.1%
(1) Includes 4,520,431 Class B units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dan Duncan LLC owns 100% of our general partner, Enterprise GP.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other operations and to meet their debt obligations.  During the six months ended June 30, 2012 and 2011, we paid EPCO and its privately held affiliates cash distributions of $369.6 million and $346.4 million, respectively.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents costs and expenses related to the ASA and other EPCO transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Operating costs and expenses	$213.6	$157.9	$356.3	$305.3
General and administrative expenses	26.5	34.5	49.8	60.1
Total costs and expenses	$240.1	$192.4	$406.1	$365.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2012	2011	2012	2011
BASIC EARNINGS PER UNIT
Numerator:
Net income attributable to limited partners	$566.3	$433.7	$1,217.6	$854.4
Denominator:
Weighted-average number of:
Distribution-bearing common units outstanding	857.9	815.1	857.3	814.5
Basic earnings per unit:
Net income attributable to limited partners	$0.66	$0.53	$1.42	$1.05
DILUTED EARNINGS PER UNIT
Numerator:
Net income attributable to limited partners	$566.3	$433.7	$1,217.6	$854.4
Denominator:
Weighted-average number of:
Distribution-bearing common units outstanding	857.9	815.1	857.3	814.5
Class B units	4.5	4.5	4.5	4.5
Designated Units (see Note 10)	26.1	30.6	26.1	30.6
Incremental option units	1.4	1.2	1.4	1.3
Total	889.9	851.4	889.3	850.9
Diluted earnings per unit:
Net income attributable to limited partners	$0.64	$0.51	$1.37	$1.00

Note 14.  Commitments and Contingencies

As part of our normal business activities, we may be named as defendants in legal proceedings, including those arising from regulatory and environmental matters.  Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully indemnify us against losses arising from future legal proceedings.  We will vigorously defend the partnership in litigation matters.

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

We do not record a contingent liability when the likelihood of loss is probable but the amount cannot be reasonably estimated or when the likelihood of loss is believed to be only reasonably possible or remote.  For contingencies where an unfavorable outcome is reasonably possible and the impact would be material to our consolidated financial statements, we disclose the nature of the contingency and, where feasible, an estimate of the possible loss or range of loss.  Based on a consideration of all relevant known facts and circumstances, we do not believe that the ultimate outcome of any currently pending litigation directed against us will have a material impact on our consolidated financial statements either individually at the claim level or in the aggregate.

At June 30, 2012 and December 31, 2011, our accruals for litigation contingencies were $16.2 million and $16.5 million, respectively, and were recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”  Our accruals for litigation contingencies are recorded on an undiscounted basis.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

Operating Lease Obligations. Consolidated lease and rental expense was $22.7 million and $21.5 million during the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, consolidated lease and rental expense was $45.1 million and $42.0 million, respectively.  There have been no material changes in our operating lease commitments since those reported in our 2011 Form 10-K.

Purchase Obligations.  There have been no material changes in our consolidated purchase obligations since those reported in our 2011 Form 10-K.

Other Claims

As part of our normal business activities with joint venture partners and certain customers and suppliers, we occasionally make claims against such parties or have claims made against us as a result of disputes related to contractual agreements or similar arrangements.  As of June 30, 2012, our contingent claims against such parties were approximately $39.1 million and claims against us were approximately $42.1 million.  These matters are in various stages of assessment and the ultimate outcome of such disputes cannot be reasonably estimated at this time.  With respect to claims against us, we believe that the likelihood of a material loss resulting from such claims is remote. Accordingly, no accruals for loss contingencies related to these matters have been recorded.

Note 15.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Six Months
	Ended June 30,
	2012	2011
Decrease (increase) in:
Accounts receivable – trade	$785.5	$(474.2)
Accounts receivable – related parties	35.7	(0.2)
Inventories	(20.8)	266.5
Prepaid and other current assets	(13.9)	(55.8)
Other assets	(53.7)	(34.2)
Increase (decrease) in:
Accounts payable – trade	(45.7)	110.9
Accounts payable – related parties	(141.3)	49.9
Accrued product payables	(880.2)	479.0
Accrued interest	1.0	18.1
Other current liabilities	84.1	(10.4)
Other liabilities	(31.0)	11.8
Net effect of changes in operating accounts	$(280.3)	$361.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We incurred liabilities for construction in progress that had not been paid at June 30, 2012 and December 31, 2011 of $289.8 million and $286.9 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

Proceeds from asset sales increased $878.5 million period-to-period, primarily from the sale of 29,303,514 common units of Energy Transfer Equity during 2012.  See Note 7 for information regarding the liquidation of our investment in Energy Transfer Equity.

See Note 16 for information regarding the collection of $27.7 million of nonrefundable property damage insurance proceeds during the second quarter of 2012.

See Note 10 for information regarding cash amounts attributable to noncontrolling interests.

Note 16.  Insurance Matters

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other insurance coverage, the scope and amounts of which we believe are customary and prudent for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance may not fully cover every type of damage, interruption or other loss that might occur.  If we were to incur a significant loss for which we were not fully insured, it could have a material impact on our financial position, results of operations and cash flows.  In addition, there may be timing differences between amounts we accrue related to property damage expense, amounts we are required to pay in connection with a loss and amounts we subsequently receive from insurance carriers as reimbursements.  Any event that materially interrupts the revenues generated by our consolidated operations, or other losses that require us to make material expenditures not reimbursed by insurance, could reduce our ability to pay distributions to our unitholders and, accordingly, adversely affect the market price of our common units.

Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire).  Some of these events are insurable, thus resulting in a property damage insurance recovery.  Amounts we receive from insurance carriers are net of any deductibles related to the covered event.  EPCO renewed its annual insurance programs during the second quarter of 2012.  Under terms of the renewed policies,EPCO’s deductibles for property damage claims now range from $5.0 million to $60.0 million depending on the nature of the loss (windstorm or non-windstorm) and the assets involved (onshore or offshore).   We continue to maintain business interruption coverage for our onshore and offshore assets, except for those situations involving windstorm-related downtime for our offshore assets.

After performing a cost-benefit analysis, management elected to forego windstorm coverage for our Gulf of Mexico offshore assets. The combination of increasingly high deductibles and premiums resulted in such coverage being uneconomic to us; therefore, we chose to self-insure such operations for the current annual policy period.  Although the new EPCO policies do not provide any windstorm coverage for offshore assets, producers affiliated with our Independence Hub and Marco Polo platforms provide physical damage windstorm coverage of approximately $350.0 million for each of these key offshore assets.

During the second quarter of 2012, we collected $27.7 million of nonrefundable cash proceeds from insurance carriers that we recognized as a gain.  These proceeds relate to property damage claims we made in connection with the February 2011 NGL release and fire at the West Storage location of our Mont

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Belvieu, Texas underground storage facility.  As additional non-refundable insurance proceeds continue to be received, we expect to record gains equal to such proceeds.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
June 30, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non-guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$28.1	$34.3	$(47.9)	$14.5	$--	$--	$14.5
Accounts receivable – trade, net	1,151.8	2,579.7	(6.6)	3,724.9	--	--	3,724.9
Accounts receivable – related parties	323.6	1,566.5	(1,871.6)	18.5	(16.8)	0.6	2.3
Inventories	766.4	127.6	(1.1)	892.9	--	--	892.9
Prepaid and other current assets	181.9	267.4	(14.8)	434.5	0.3	--	434.8
Total current assets	2,451.8	4,575.5	(1,942.0)	5,085.3	(16.5)	0.6	5,069.4
Property, plant and equipment, net	1,599.2	22,170.8	(9.4)	23,760.6	--	--	23,760.6
Investments in unconsolidated affiliates	26,978.9	1,483.2	(27,548.9)	913.2	12,382.7	(12,382.7)	913.2
Intangible assets, net	155.2	1,477.1	(13.1)	1,619.2	--	--	1,619.2
Goodwill	458.9	1,633.4	--	2,092.3	--	--	2,092.3
Other assets	125.3	87.8	(0.8)	212.3	0.1	--	212.4
Total assets	$31,769.3	$31,427.8	$(29,514.2)	$33,682.9	$12,366.3	$(12,382.1)	$33,667.1

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,670.1	$29.9	$--	$1,700.0	$--	$--	$1,700.0
Accounts payable – trade	245.1	565.4	(47.9)	762.6	--	--	762.6
Accounts payable – related parties	1,778.4	158.0	(1,866.8)	69.6	--	0.6	70.2
Accrued product payables	1,554.7	2,496.4	(11.4)	4,039.7	--	--	4,039.7
Accrued interest	288.4	0.7	--	289.1	--	--	289.1
Other current liabilities	427.3	343.0	(13.7)	756.6	--	0.1	756.7
Total current liabilities	5,964.0	3,593.4	(1,939.8)	7,617.6	--	0.7	7,618.3
Long-term debt	13,331.8	14.9	--	13,346.7	--	--	13,346.7
Deferred tax liabilities	5.8	19.7	(0.8)	24.7	--	(0.9)	23.8
Other long-term liabilities	23.7	178.5	--	202.2	--	--	202.2
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	12,444.0	27,544.1	(27,624.0)	12,364.1	12,366.3	(12,364.1)	12,366.3
Noncontrolling interests	--	77.2	50.4	127.6	--	(17.8)	109.8
Total equity	12,444.0	27,621.3	(27,573.6)	12,491.7	12,366.3	(12,381.9)	12,476.1
Total liabilities and equity	$31,769.3	$31,427.8	$(29,514.2)	$33,682.9	$12,366.3	$(12,382.1)	$33,667.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non-guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$6,033.6	$6,696.0	$(2,939.8)	$9,789.8	$--	$--	$9,789.8
Costs and expenses:
Operating costs and expenses	5,864.4	6,083.0	(2,937.9)	9,009.5	--	--	9,009.5
General and administrative costs	9.1	32.6	--	41.7	0.8	--	42.5
Total costs and expenses	5,873.5	6,115.6	(2,937.9)	9,051.2	0.8	--	9,052.0
Equity in income of unconsolidated affiliates	598.8	(51.0)	(536.5)	11.3	567.1	(567.1)	11.3
Operating income	758.9	529.4	(538.4)	749.9	566.3	(567.1)	749.1
Other income (expense):
Interest expense	(185.7)	(0.9)	--	(186.6)	--	--	(186.6)
Other, net	--	13.2	--	13.2	--	--	13.2
Total other expense, net	(185.7)	12.3	--	(173.4)	--	--	(173.4)
Income before income taxes	573.2	541.7	(538.4)	576.5	566.3	(567.1)	575.7
Provision for income taxes	(4.6)	(3.7)	--	(8.3)	--	(0.2)	(8.5)
Net income	568.6	538.0	(538.4)	568.2	566.3	(567.3)	567.2
Net loss (income) attributable to noncontrolling interests	--	40.2	(41.7)	(1.5)	--	0.6	(0.9)
Net income attributable to entity	$568.6	$578.2	$(580.1)	$566.7	$566.3	$(566.7)	$566.3

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non-guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$7,959.5	$7,194.7	$(3,937.7)	$11,216.5	$--	$--	$11,216.5
Costs and expenses:
Operating costs and expenses	7,824.2	6,646.7	(3,937.6)	10,533.3	--	--	10,533.3
General and administrative costs	3.4	43.8	--	47.2	3.2	--	50.4
Total costs and expenses	7,827.6	6,690.5	(3,937.6)	10,580.5	3.2	--	10,583.7
Equity in income of unconsolidated affiliates	492.8	24.9	(506.6)	11.1	436.9	(436.9)	11.1
Operating income	624.7	529.1	(506.7)	647.1	433.7	(436.9)	643.9
Other income (expense):
Interest expense	(184.0)	(6.2)	1.9	(188.3)	--	--	(188.3)
Other, net	1.9	0.3	(1.9)	0.3	--	--	0.3
Total other expense, net	(182.1)	(5.9)	--	(188.0)	--	--	(188.0)
Income before income taxes	442.6	523.2	(506.7)	459.1	433.7	(436.9)	455.9
Provision for income taxes	(5.7)	(1.6)	--	(7.3)	--	(0.1)	(7.4)
Net income	436.9	521.6	(506.7)	451.8	433.7	(437.0)	448.5
Net loss (income) attributable to noncontrolling interests	--	(7.5)	(7.5)	(15.0)	--	0.2	(14.8)
Net income attributable to entity	$436.9	$514.1	$(514.2)	$436.8	$433.7	$(436.8)	$433.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$13,673.4	$13,854.5	$(6,485.6)	$21,042.3	$--	$--	$21,042.3
Costs and expenses:
Operating costs and expenses	13,274.2	12,686.6	(6,484.1)	19,476.7	--	--	19,476.7
General and administrative costs	24.5	63.3	--	87.8	1.0	--	88.8
Total costs and expenses	13,298.7	12,749.9	(6,484.1)	19,564.5	1.0	--	19,565.5
Equity in income of unconsolidated affiliates	1,193.3	27.4	(1,199.5)	21.2	1,218.6	(1,218.6)	21.2
Operating income	1,568.0	1,132.0	(1,201.0)	1,499.0	1,217.6	(1,218.6)	1,498.0
Other income (expense):
Interest expense	(371.3)	(1.8)	--	(373.1)	--	--	(373.1)
Other, net	0.1	71.8	--	71.9	--	--	71.9
Total other expense, net	(371.2)	70.0	--	(301.2)	--	--	(301.2)
Income before income taxes	1,196.8	1,202.0	(1,201.0)	1,197.8	1,217.6	(1,218.6)	1,196.8
Benefit from income taxes	22.4	3.7	--	26.1	--	(0.2)	25.9
Net income	1,219.2	1,205.7	(1,201.0)	1,223.9	1,217.6	(1,218.8)	1,222.7
Net loss (income) attributable to noncontrolling interests	--	(4.2)	(2.0)	(6.2)	--	1.1	(5.1)
Net income attributable to entity	$1,219.2	$1,201.5	$(1,203.0)	$1,217.7	$1,217.6	$(1,217.7)	$1,217.6

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$16,284.3	$13,273.4	$(8,157.5)	$21,400.2	$--	$--	$21,400.2
Costs and expenses:
Operating costs and expenses	16,002.4	12,225.3	(8,157.3)	20,070.4	--	--	20,070.4
General and administrative costs	4.3	77.5	--	81.8	6.5	--	88.3
Total costs and expenses	16,006.7	12,302.8	(8,157.3)	20,152.2	6.5	--	20,158.7
Equity in income of unconsolidated affiliates	950.8	56.7	(980.2)	27.3	860.9	(860.9)	27.3
Operating income	1,228.4	1,027.3	(980.4)	1,275.3	854.4	(860.9)	1,268.8
Other income (expense):
Interest expense	(363.0)	(12.9)	3.8	(372.1)	--	--	(372.1)
Other, net	3.9	0.7	(3.8)	0.8	--	--	0.8
Total other expense, net	(359.1)	(12.2)	--	(371.3)	--	--	(371.3)
Income before income taxes	869.3	1,015.1	(980.4)	904.0	854.4	(860.9)	897.5
Provision for income taxes	(8.5)	(5.9)	--	(14.4)	--	(0.1)	(14.5)
Net income	860.8	1,009.2	(980.4)	889.6	854.4	(861.0)	883.0
Net loss (income) attributable to noncontrolling interests	--	(10.9)	(18.2)	(29.1)	--	0.5	(28.6)
Net income attributable to entity	$860.8	$998.3	$(998.6)	$860.5	$854.4	$(860.5)	$854.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$503.8	$625.9	$(538.4)	$591.3	$589.4	$(590.4)	$590.3
Comprehensive income attributable to noncontrolling interests	--	40.2	(41.7)	(1.5)	--	0.6	(0.9)
Comprehensive income attributable to entity	$503.8	$666.1	$(580.1)	$589.8	$589.4	$(589.8)	$589.4

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2011

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$382.1	$570.3	$(506.7)	$445.7	$427.6	$(430.9)	$442.4
Comprehensive income attributable to noncontrolling interests	--	(7.5)	(7.5)	(15.0)	--	0.2	(14.8)
Comprehensive income attributable to entity	$382.1	$562.8	$(514.2)	$430.7	$427.6	$(430.7)	$427.6

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,183.6	$1,274.0	$(1,201.0)	$1,256.6	$1,250.3	$(1,251.5)	$1,255.4
Comprehensive income attributable to noncontrolling interests	--	(4.2)	(2.0)	(6.2)	--	1.1	(5.1)
Comprehensive income attributable to entity	$1,183.6	$1,269.8	$(1,203.0)	$1,250.4	$1,250.3	$(1,250.4)	$1,250.3

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2011

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$817.2	$979.1	$(980.4)	$815.9	$780.7	$(787.3)	$809.3
Comprehensive income attributable to noncontrolling interests	--	(10.9)	(18.2)	(29.1)	--	0.5	(28.6)
Comprehensive income attributable to entity	$817.2	$968.2	$(998.6)	$786.8	$780.7	$(786.8)	$780.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,219.2	$1,205.7	$(1,201.0)	$1,223.9	$1,217.6	$(1,218.8)	$1,222.7
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	66.4	472.0	(0.7)	537.7	--	--	537.7
Equity in income of unconsolidated affiliates	(1,193.3)	(27.4)	1,199.5	(21.2)	(1,218.6)	1,218.6	(21.2)
Distributions received from unconsolidated affiliates	1,589.2	40.0	(1,578.7)	50.5	1,082.4	(1,082.4)	50.5
Net effect of changes in operating accounts and other operating activities	(1,148.6)	722.3	(34.5)	(460.8)	9.2	0.2	(451.4)
Net cash flows provided by operating activities	532.9	2,412.6	(1,615.4)	1,330.1	1,090.6	(1,082.4)	1,338.3
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(83.5)	(1,719.6)	--	(1,803.1)	--	--	(1,803.1)
Proceeds from asset sales	1,104.8	24.2	--	1,129.0	--	--	1,129.0
Other investing activities	(961.9)	(54.2)	940.4	(75.7)	(60.4)	60.4	(75.7)
Cash used in investing activities	59.4	(1,749.6)	940.4	(749.8)	(60.4)	60.4	(749.8)
Financing activities:
Borrowings under debt agreements	2,414.6	--	--	2,414.6	--	--	2,414.6
Repayments of debt	(1,881.5)	(9.5)	--	(1,891.0)	--	--	(1,891.0)
Cash distributions paid to partners	(1,082.4)	(1,586.9)	1,586.9	(1,082.4)	(1,068.6)	1,082.4	(1,068.6)
Cash distributions paid to noncontrolling interests	--	--	(8.1)	(8.1)	--	--	(8.1)
Cash contributions from noncontrolling interests	--	--	5.9	5.9	--	--	5.9
Net cash proceeds from issuance of common units	--	--	--	--	57.7	--	57.7
Cash contributions from owners	60.4	946.4	(946.4)	60.4	--	(60.4)	--
Other financing activities	(85.0)	--	--	(85.0)	(19.3)	--	(104.3)
Cash provided by (used in) financing activities	(573.9)	(650.0)	638.3	(585.6)	(1,030.2)	1,022.0	(593.8)
Net change in cash and cash equivalents	18.4	13.0	(36.7)	(5.3)	--	--	(5.3)
Cash and cash equivalents, January 1	9.7	21.3	(11.2)	19.8	--	--	19.8
Cash and cash equivalents, June 30	$28.1	$34.3	$(47.9)	$14.5	$--	$--	$14.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$860.8	$1,009.2	$(980.4)	$889.6	$854.4	$(861.0)	$883.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	56.6	428.9	(0.7)	484.8	--	--	484.8
Equity in income of unconsolidated affiliates	(950.8)	(56.7)	980.2	(27.3)	(860.9)	860.9	(27.3)
Distributions received from unconsolidated affiliates	115.3	111.9	(142.4)	84.8	979.8	(979.8)	84.8
Net effect of changes in operating accounts and other operating activities	1,076.0	(383.2)	(365.1)	327.7	1.5	--	329.2
Net cash flows provided by operating activities	1,157.9	1,110.1	(508.4)	1,759.6	974.8	(979.9)	1,754.5
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(50.6)	(1,659.2)	--	(1,709.8)	--	--	(1,709.8)
Other investing activities	(466.5)	231.9	452.2	217.6	(49.2)	49.2	217.6
Cash used in investing activities	(517.1)	(1,427.3)	452.2	(1,492.2)	(49.2)	49.2	(1,492.2)
Financing activities:
Borrowings under debt agreements	3,372.1	419.0	--	3,791.1	--	--	3,791.1
Repayments of debt	(2,976.0)	(57.5)	--	(3,033.5)	--	--	(3,033.5)
Cash distributions paid to partners	(979.8)	(440.0)	440.0	(979.8)	(966.5)	979.8	(966.5)
Cash distributions paid to noncontrolling interests	--	(72.8)	38.0	(34.8)	--	--	(34.8)
Cash contributions from noncontrolling interests	--	449.4	(446.6)	2.8	--	(0.2)	2.6
Net cash proceeds from issuance of common units	--	--	--	--	45.1	--	45.1
Cash contributions from owners	49.2	5.6	(5.6)	49.2	--	(49.2)	--
Other financing activities	(18.5)	--	--	(18.5)	(4.2)	--	(22.7)
Cash provided by (used in) financing activities	(553.0)	303.7	25.8	(223.5)	(925.6)	930.4	(218.7)
Net change in cash and cash equivalents	87.8	(13.5)	(30.4)	43.9	--	(0.3)	43.6
Cash and cash equivalents, January 1	0.5	67.9	(2.9)	65.5	--	--	65.5
Cash and cash equivalents, June 30	$88.3	$54.4	$(33.3)	$109.4	$--	$(0.3)	$109.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 18.  Subsequent Events

August 2012 Senior Notes Offering

On August 6, 2012, EPO agreed to issue $650 million in principal amount of 3-year unsecured Senior Notes FF at 99.941% of their principal amount and $1.1 billion in principal amount of 30-year unsecured Senior Notes GG at 99.470% of their principal amount.  The transaction is scheduled to close on August 13, 2012.  The Senior Notes FF to be issued upon closing will have a fixed interest rate of 1.25% and mature on August, 13, 2015, and the Senior Notes GG to be issued upon closing will have a fixed interest rate of 4.45% and mature on February 15, 2043.  Enterprise has agreed to guarantee both such series of notes through an unconditional guarantee on an unsecured and unsubordinated basis.  EPO expects to use net proceeds from the issuance of such notes to temporarily reduce borrowings under its $3.5 Billion Multi-Year Revolving Credit Facility (which was used to repay amounts due upon the maturity of its $500.0 million principal amount of Senior Notes P on August 1, 2012) and for general company purposes.

Senior Notes FF and Senior Notes GG will rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness.  They will be senior to any existing and future subordinated indebtedness of EPO.  Senior Notes FF and Senior Notes GG will be subject to make-whole redemption rights and will be issued under an indenture containing certain covenants, which generally restrict EPO’s ability, with certain exceptions, to incur debt secured by liens and engage in sale and leaseback transactions.

Commercial Paper Program

On August 8, 2012, EPO established a commercial paper program, under which EPO may issue up to $2.0 billion of short-term commercial paper notes outstanding at any time.  The commercial paper notes will be senior unsecured obligations of EPO that are unconditionally guaranteed by Enterprise. We intend to use the net proceeds from the sale of the commercial paper notes for general company purposes.  The commercial paper program is fully backed by EPO’s existing $3.5 Billion Multi-Year Revolving Credit Facility.  As of the filing date of this quarterly report, EPO has not issued any commercial paper notes pursuant to this program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three and six months ended June 30, 2012 and 2011.

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

In April 2011, we, our general partner, EPD MergerCo LLC (“Duncan MergerCo,” a Delaware limited liability company and our wholly owned subsidiary), Duncan Energy Partners L.P. (“Duncan Energy Partners”) and DEP Holdings, LLC (“DEP GP,” the general partner of Duncan Energy Partners) entered into a definitive merger agreement (the “Duncan Merger Agreement”).  In September 2011, the Duncan Merger Agreement was approved by the unitholders of Duncan Energy Partners and the merger of Duncan MergerCo with and into Duncan Energy Partners and related transactions were completed, with Duncan Energy Partners surviving such merger as our wholly owned subsidiary (collectively, we refer to these transactions as the “Duncan Merger”).  Since we historically consolidated Duncan Energy Partners for financial reporting purposes, the Duncan Merger did not change the basis of presentation of our historical financial statements. For additional information regarding the Duncan Merger, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our subsidiaries in October 2009.

References to “Energy Transfer Equity” mean the business and operations of Energy Transfer Equity, L.P. and its consolidated subsidiaries.  We sold our remaining limited partner interests in Energy Transfer Equity in April 2012.

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

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are now a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, refined products and petrochemicals.  Our midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the U.S., Canada and the Gulf of Mexico with domestic consumers and international markets.  Our assets include approximately 50,700 miles of onshore and offshore pipelines; 190 MMBbls of storage capacity for NGLs, crude oil, refined products and petrochemicals; and 14 Bcf of working natural gas storage capacity.

Our integrated midstream energy operations include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals; crude oil and refined products transportation, storage, and terminals; offshore production platforms; petrochemical transportation and services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.   We currently have five active reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; and (v) Petrochemical & Refined Products Services.  All activities included in our sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity (see “Significant Recent Developments – Liquidation of Investment in Energy Transfer Equity” within this Item 2).

For information regarding our business segments, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

We conduct substantially all of our business through EPO and are owned 100% by our limited partners from an economic perspective.  Enterprise GP manages our partnership and owns a non-economic general partner interest in us.

Significant Recent Developments

The following information highlights significant developments since January 1, 2012 through the date of this filing (August 9, 2012), including (i) information relevant to an understanding of our financial condition, changes in financial condition or results of operation; and (ii) certain unusual or infrequent events or transactions and known trends or uncertainties that have had or that we reasonably expect may have a material impact on our revenues or income from continuing operations.

Formation of Eagle Ford Shale Crude Oil Pipeline Joint Venture with Plains

On August 6, 2012, we announced the formation of a 50/50 joint venture with Plains All American Pipeline, L.P. (“Plains”) to provide crude oil pipeline services to producers in South Texas. The arrangement provides for Enterprise and Plains to consolidate certain portions of previously announced pipeline projects servicing the Eagle Ford Shale supply basin.  The joint venture pipeline system is supported by long-term commitments totaling 210 MBPD of crude oil.  The consolidation will provide shippers with increased market flexibility and enable Enterprise and Plains to optimize their respective capital investments in the area.

The joint venture will include a 140–mile crude oil and condensate line extending from Gardendale, Texas in LaSalle County to Three Rivers, Texas in Live Oak County and continuing on to Corpus Christi, Texas, and a new 35-mile pipeline segment from Three Rivers to our Lyssy, Texas station in Wilson County.  The system, which is currently under construction, will have a targeted capacity of 350 MBPD and will include a marine terminal facility at Corpus Christi and 1.8 MMBbls of operational storage capacity across the system.  Portions of the new system are expected to be placed into service in the fourth quarter of 2012, with the balance of the system expected to be placed into service in the first half of 2013.  Plains will serve as operator of the joint venture’s  pipeline system.

At Lyssy, the joint venture pipeline will interconnect with the Eagle Ford expansion of our South Texas Crude Oil Pipeline System, which commenced operations in June 2012 (see below). Our South Texas Crude Oil Pipeline System is not part of the new joint venture’s pipeline system.

August 2012 Senior Notes Offering and Launch of Commercial Paper Program

On August 6, 2012, EPO agreed to issue $650 million in principal amount of Senior Notes FF due August 2015 and $1.1 billion in principal amount of Senior Notes GG due February 2043.  In addition, EPO established a commercial paper program on August 8, 2012 under which it may issue up to $2.0 billion of short-term commercial paper notes outstanding at any time.  See “Liquidity and Capital Resources” within this Item 2 for information regarding these recent developments.

Plans to Build World-Scale Propane Dehydrogenation Unit

In June 2012, we announced plans to build one of the world’s largest propane dehydrogenation (“PDH”) units, with capacity to produce up to 1.65 billion pounds per year (approximately 750,000 metric tons per year or approximately 25 MBPD) of polymer grade propylene.  The PDH facility is expected to consume up to 35 MBPD of propane as feedstock and be located in southeast Texas along the Gulf Coast.   The facility, which is supported by long-term, fee-based contracts, is expected to begin commercial operations during the third quarter of 2015 and integrate operationally with our other NGL and propylene facilities.

Eagle Ford Expansion of Our South Texas Crude Oil Pipeline System Commences Operations

In June 2012, we announced that the Eagle Ford expansion of our South Texas Crude Oil Pipeline System commenced operations.  This pipeline expansion, which has a crude oil transportation capacity of 350 MBPD, allows us to serve growing production areas in the Eagle Ford Shale supply basin.  The new pipeline originates at Lyssy, Texas and extends approximately 147 miles to Sealy, Texas and includes 2.4 MMBbls of crude oil storage, including 0.6 MMBbls at Lyssy, 0.2 MMBbls at Milton, Texas, 0.4 MMBbls at Marshall, Texas and 1.2 MMBbls at Sealy.

Crude oil supplies arriving at Sealy on the new pipeline are being delivered to Houston area refiners through affiliate and third party pipelines.  In addition, shippers will have access to our new Enterprise Crude Houston (“ECHO”) crude oil storage terminal located in southeast Houston.   The ECHO facility is expected to commence operations in September 2012.

Seaway Pipeline Makes First Delivery of Crude Oil to Texas Gulf Coast

In June 2012, we and Enbridge Inc. (“Enbridge”) announced that the Seaway Pipeline made its first delivery of crude oil to the Texas Gulf Coast.  The arrival marks the first southbound delivery of crude oil by pipeline from the oversupplied Cushing hub, and gives producers access to all of the major refineries in the Greater Houston area and Texas City.  Additional pump station additions and modifications, which are expected to be completed by the first quarter of 2013, will increase throughput capacity on the Seaway Pipeline.

In March 2012, we secured capacity commitments from shippers to proceed with an additional expansion of the Seaway Pipeline. This expansion project entails the construction of a 512-mile, 30-inch diameter parallel pipeline mostly along the existing route of the Seaway Pipeline.  It is anticipated that the new pipeline would commence operations by mid-2014.  Once this expansion is completed, the total anticipated capacity of the Seaway Pipeline system would be approximately 850 MBPD.

The Seaway Pipeline delivers crude oil from Cushing into the Houston, Texas market utilizing affiliate and third party pipelines.  Seaway Crude Oil Pipeline Company (“Seaway”) is constructing a 65-mile pipeline that will link its pipeline system to our ECHO facility.  Completion of this pipeline segment is expected in 2013.  In addition, Seaway plans to build an 85-mile pipeline from our ECHO facility to the Port Arthur/Beaumont, Texas refining center that would provide shippers access to the region’s heavy oil refining capabilities.  Completion of this pipeline segment is expected in early 2014.

Yoakum Natural Gas Processing Plant Begins Operations in Eagle Ford Shale

In May 2012, we announced that the first phase of our new cryogenic natural gas processing plant at Yoakum, Texas commenced operations.  As completed, the first phase provides us with more than 300 MMcf/d of natural gas processing capacity and the ability to extract over 40 MBPD of NGLs.   The second phase of the Yoakum facility, which will add 300 MMcf/d of additional capacity, is expected to commence operations by mid-August 2012.  The third and final phase of construction at the Yoakum facility, which will add another 300 MMcf/d of capacity, is expected to be completed by February 2013.  Prior to the start-up of the Yoakum plant, we had been utilizing capacity at natural gas processing plants owned by third parties.  Most of these volumes will now be directed to and processed at the Yoakum facility.

In April 2012, we completed a 65-mile residue natural gas pipeline linking the Yoakum plant to our Wilson natural gas storage facility.  Additionally, we completed construction of 169 miles of pipelines that will transport mixed NGLs from the Yoakum plant to our NGL fractionation and storage complex at Mont Belvieu, Texas.

Plans to Construct Front Range Pipeline

In April 2012, we, along with Anadarko Petroleum Corporation and DCP Midstream, LLC formed a new joint venture, Front Range Pipeline LLC, to design and construct a new NGL pipeline that will originate in the Denver-Julesburg Basin (the “DJ Basin”) in Weld County, Colorado and extend approximately 435 miles to Skellytown in Carson County, Texas.   Each party holds a one-third ownership interest in the joint venture. The Front Range Pipeline, with connections to our Mid-America Pipeline System and the Texas Express Pipeline, is expected to provide producers in the DJ Basin with access to the Gulf Coast, the largest NGL market in the U.S.  Initial capacity on the Front Range Pipeline is expected to be approximately 150 MBPD, which could be readily expanded to approximately 230 MBPD.  We will construct and operate the pipeline, which is expected to begin service during the fourth quarter of 2013.

Plans to Construct Two Additional NGL Fractionators at Mont Belvieu

In March 2012, we announced plans to construct two additional NGL fractionators at our Mont Belvieu, Texas complex that are expected to provide us with 170 MBPD of incremental NGL fractionation capacity.  The two new fractionation units (each with 85 MBPD of expected capacity) are expected to commence operations during the fourth quarter of 2013 and support the continued growth of NGL production from expanding resource basins such as the Eagle Ford Shale and various production areas in the Rocky Mountains.  Once these two new units are constructed and placed in service, our total gross NGL fractionation capacity at Mont Belvieu (eight fractionators in total) would approximate 655 MBPD.

Development of Our ATEX Express Long-Haul Ethane Pipeline

In January 2012, we secured sufficient transportation commitments to support development of our 1,230-mile Appalachia-to-Texas pipeline (the “ATEX Express”), which will transport growing ethane production from the Marcellus and Utica Shale producing areas to the U.S. Gulf Coast.

Demand for ethane feedstock over more expensive crude oil-based derivatives within the Gulf Coast petrochemical market has reached over 1 MMBPD.  Several petrochemical companies have made announcements to modify, expand or build new facilities that would use ethane as a feedstock.  As currently designed, the ATEX Express will have the capacity to transport up to 190 MBPD of ethane from Appalachian production areas to our storage and distribution assets in southeast Texas.

The project would utilize a combination of new and existing infrastructure.  The northern portion of the ATEX Express involves construction of a pipeline that would originate in Pennsylvania and extend west, then southwest, to Indiana following existing pipeline corridors in order to minimize the environmental footprint of the project.  The southern portion of ATEX Express would utilize a significant portion of our existing Products Pipeline System, which would be reversed to accommodate southbound delivery of ethane to the U.S. Gulf Coast.  At the southern terminus of the ATEX Express in Beaumont, we plan to construct a 55-mile pipeline to provide shippers with access to our NGL storage complex at Mont Belvieu, which would provide them with direct and indirect access to every ethylene plant in the U.S.   We expect that the ATEX Express will begin commercial operations in the first quarter of 2014.

Plans to Construct a Crude Oil Pipeline in the Gulf of Mexico with Genesis

In January 2012, we executed crude oil transportation agreements with six Gulf of Mexico producers that will support construction of a crude oil gathering pipeline serving the Lucius oil and gas field located in the southern Keathley Canyon area of the deepwater central Gulf of Mexico.  The pipeline will be constructed and owned by Southeast Keathley Canyon Pipeline Company, L.L.C. (“SEKCO”), which is a 50/50 joint venture owned by us and Genesis Energy, L.P. (“Genesis”).  We will serve as construction manager and operator of the new deepwater pipeline (the “SEKCO Oil Pipeline”).  The SEKCO Oil Pipeline is expected to begin service by mid-2014.

Liquidation of Investment in Energy Transfer Equity

At December 31, 2011, we owned 29,303,514 common units of Energy Transfer Equity.  On January 18, 2012, we sold 22,762,636 of these common units in a private transaction, which generated cash proceeds of approximately $825.1 million and a gain on the sale of $27.5 million.  Following completion of the January 18 transaction, our ownership interest in Energy Transfer Equity was below 3%, and we discontinued using the equity method to account for this investment and began accounting for it as an investment in available-for-sale equity securities.  For the period January 1, 2012 to January 18, 2012, we recorded $2.4 million of equity earnings from Energy Transfer Equity, which is reflected in our Other Investments segment.

The remaining 6,540,878 units were sold systematically through April 27, 2012 until completely liquidated.  These post-January 18 sales generated total cash proceeds of approximately $270.2 million and gains of $41.3 million.  The aggregate $68.8 million in gains on the 2012 sales, of which $15.5 million are attributed to sales during the second quarter of 2012, are presented as a component of “Other income.”  Proceeds from these sales were used for general company purposes, including funding capital expenditures.

All activities included in our sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity.

Results of Operations

Summarized Consolidated Income Statement Data (Unaudited)

The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues	$9,789.8	$11,216.5	$21,042.3	$21,400.2
Costs and expenses:
Operating costs and expenses:
Cost of sales	8,195.2	9,790.3	17,861.0	18,609.6
Other operating costs and expenses	572.9	514.9	1,116.8	1,020.3
Depreciation, amortization and accretion	261.3	233.3	515.9	464.1
Gains related to asset sales	(1.3)	(5.2)	(3.8)	(23.6)
Gains related to property damage insurance recoveries	(27.7)	--	(27.7)	--
Non-cash asset impairment charges	9.1	--	14.5	--
Total operating costs and expenses	9,009.5	10,533.3	19,476.7	20,070.4
General and administrative costs	42.5	50.4	88.8	88.3
Total costs and expenses	9,052.0	10,583.7	19,565.5	20,158.7
Equity in income of unconsolidated affiliates	11.3	11.1	21.2	27.3
Operating income	749.1	643.9	1,498.0	1,268.8
Interest expense	(186.6)	(188.3)	(373.1)	(372.1)
Other, net	13.2	0.3	71.9	0.8
Benefit from (provision for) income taxes	(8.5)	(7.4)	25.9	(14.5)
Net income	567.2	448.5	1,222.7	883.0
Net income attributable to noncontrolling interests	(0.9)	(14.8)	(5.1)	(28.6)
Net income attributable to limited partners	$566.3	$433.7	$1,217.6	$854.4

Consolidated Revenues by Business Segment

The following table presents each business segment’s contribution to revenues (net of eliminations and adjustments) for the periods indicated (dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NGL Pipelines & Services:
Sales of NGLs and related products	$3,133.9	$3,832.2	$7,249.2	$7,889.9
Midstream services	198.6	204.7	437.8	403.8
Total	3,332.5	4,036.9	7,687.0	8,293.7
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	510.8	719.5	1,083.4	1,432.2
Midstream services	209.6	207.8	470.6	411.7
Total	720.4	927.3	1,554.0	1,843.9
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	4,174.0	4,257.9	8,621.6	7,606.1
Midstream services	14.7	23.7	40.7	46.1
Total	4,188.7	4,281.6	8,662.3	7,652.2
Offshore Pipelines & Services:
Sales of natural gas	--	0.3	0.1	0.6
Sales of crude oil	--	2.5	1.4	5.8
Midstream services	49.0	60.9	103.6	121.7
Total	49.0	63.7	105.1	128.1
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,316.8	1,718.7	2,668.0	3,101.5
Midstream services	182.4	188.3	365.9	380.8
Total	1,499.2	1,907.0	3,033.9	3,482.3
Total consolidated revenues	$9,789.8	$11,216.5	$21,042.3	$21,400.2

Selected Energy Commodity Price Data

The following table presents selected annual and quarterly industry index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods presented:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2011
1st Quarter	$4.11	$0.66	$1.37	$1.75	$1.85	$2.27	$0.76	$0.68	$94.10
2nd Quarter	$4.32	$0.78	$1.49	$1.87	$2.02	$2.48	$0.89	$0.79	$102.56
3rd Quarter	$4.20	$0.78	$1.54	$1.88	$2.09	$2.37	$0.78	$0.67	$89.76
4th Quarter	$3.54	$0.86	$1.44	$1.89	$2.26	$2.24	$0.59	$0.44	$94.06
2011 Averages	$4.04	$0.77	$1.46	$1.85	$2.06	$2.34	$0.76	$0.64	$95.12

2012
1st Quarter	$2.72	$0.56	$1.26	$1.93	$2.04	$2.39	$0.69	$0.60	$102.93
2nd Quarter	$2.21	$0.40	$0.98	$1.62	$1.75	$2.05	$0.66	$0.51	$93.49
2012 Averages	$2.47	$0.48	$1.12	$1.77	$1.89	$2.22	$0.67	$0.55	$98.21

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

Period-to-period fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices, especially those for NGLs, natural gas and crude oil.   In general, energy commodity prices were lower during 2012 when compared to the same period in 2011.   For example:

▪
The weighted-average indicative market price for NGLs (based on prices for such products at Mont Belvieu, Texas) was $1.09 per gallon during the second quarter of 2012 versus $1.50 per gallon during the second quarter of 2011 – a 27% quarter-to-quarter decrease.  The weighted-average indicative market price for NGLs for the first six months of 2012 was  $1.22 per gallon compared to $1.43 per gallon during the first six months of 2011 – a 15% period-to-period decrease.

▪
The market price of natural gas (as measured at Henry Hub in Louisiana) averaged $2.21 per MMBtu during the second quarter of 2012 versus $4.32 per MMBtu during the second quarter of 2011 – a 49% quarter-to-quarter decrease.  The Henry Hub market price of natural gas for the first six months of 2012 averaged $2.47 per MMBtu compared to $4.21 per MMBtu during the first six months of 2011 – a 41% period-to-period decrease.

▪
The market price of crude oil (as measured on the NYMEX) averaged $93.49 per barrel during the second quarter of 2012 compared to $102.56 per barrel during the second quarter of 2011 – a 9% quarter-to-quarter decrease.  The NYMEX market price of crude oil for the first six months of 2012 averaged $98.21 per barrel compared to $98.33 per barrel during the first six months of 2011.

 Factors underlying the general decrease in energy commodity prices during 2012 were global issues such as the ongoing Eurozone debt crisis and lower than expected growth in the U.S. and Asia-Pacific region. In addition, North American supplies of natural gas, NGLs and crude oil are rapidly expanding due to continuing development of NGL-rich resource basins such as the Eagle Ford, Marcellus and Utica shale production areas.  As a result, regional supply and demand imbalances exist that are contributing to the weakness in energy commodity prices.

In addition, during the second quarter of 2012, the U.S. petrochemical industry experienced an extended period of planned and unplanned plant turnarounds with respect to ethylene production facilities, which led to lower demand and pricing for ethane (the largest component of NGL production by volume).  Most of these turnarounds were completed by early July 2012.  We estimate that demand for ethane is currently averaging in excess of 1 million barrels per day and we have seen ethane prices strengthen accordingly.

Natural gas processing margins are lower in 2012 when compared to 2011 primarily due to a decline in NGL market prices.  In general, when operating and extraction costs of natural gas processing plants are higher than the incremental value of the NGL products that would be extracted, the recovery levels of certain NGL products, principally ethane, may be reduced or eliminated.  Our natural gas processing plants are experiencing varying levels of reduced ethane recoveries as we enter the second half of 2012 due to the pricing environment; however, we anticipate some improvement in natural gas processing margins in connection with the strengthening of ethane prices noted above due to increased petrochemical demand.

We attempt to mitigate any commodity price exposure through our hedging activities as well as through converting keepwhole and similar contracts to fee-based arrangements.  See Item 3 of this quarterly report for information regarding our commodity hedging activities.

Consolidated Income Statement Highlights

The following information highlights significant changes in our quarter-to-quarter and period-to-period income statement amounts and the primary drivers of such changes.

Revenues for the second quarter of 2012 decreased $1.43 billion compared to the second quarter of 2011 primarily due to lower marketing revenues attributable to a decrease in NGL, natural gas, crude oil and petrochemical prices. For the first six months of 2012, revenues decreased $357.9 million when compared to the same period in 2011.  NGL, natural gas and petrochemical marketing revenues for the six months ended June 30, 2012 decreased $1.42 billion primarily due to lower energy commodity prices in 2012.  This period-to-period decrease was partially offset by a $1.01 billion period-to-period increase in crude oil sales revenues primarily due to higher sales volumes.

Operating costs and expenses for the second quarter of 2012 decreased $1.52 billion compared to the second quarter of 2011 primarily due to lower cost of sales amounts attributable to the decrease in energy commodity prices.   For the first six months of 2012, operating costs and expenses decreased $593.7 million when compared to the same period in 2011.  The cost of sales associated with our NGL, natural gas and petrochemical marketing activities decreased $1.62 billion period-to-period primarily due to lower energy commodity prices.  This period-to-period decrease was partially offset by an $876.1 million increase in the cost of sales associated with increased crude oil sales volumes.

During the second quarter of 2012, we collected $27.7 million of nonrefundable cash proceeds from insurance carriers that we recognized as a gain within operating costs and expenses.  These proceeds relate to property damage claims we made in connection with the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.   For additional information regarding our insurance matters, see “– Other Items – Insurance Matters” within this Item 2.

General and administrative costs for the second quarter of 2012 decreased $7.9 million compared to the second quarter of 2011.  The quarter-to-quarter decrease was primarily due to lower compensation costs and timing of expenses for outside tax-related services in 2012 compared to 2011.  In addition, general and administrative costs for the second quarter of 2011 included transaction expenses of $1.5 million related to the Duncan Merger.  For the six months ended June 30, 2012, general and administrative costs were essentially unchanged with respect to the same period in 2011.

Although interest expense was essentially unchanged quarter-to-quarter and period-to-period, our average debt principal balance increased to $14.80 billion in the second quarter of 2012 from $14.23 billion in the second quarter of 2011.  Likewise, our average debt principal balance for the first six months of 2012 was $14.66 billion compared to $14.18 billion for the same period in 2011. A substantial portion of the interest cost was capitalized in connection with our capital spending program.  Capitalized interest for the second quarter of 2012 increased $4.7 million compared to the second quarter of 2011. For the six months ended June 30, 2012, capitalized interest increased $18.1 million compared to the same period in 2011.

Results for the first six months of 2012 include $68.8 million of gains recorded in connection with the liquidation of our investment in Energy Transfer Equity, which was completed in April 2012.   Of this amount, $15.5 million pertains to the second quarter of 2012.  These gains are a component of “Other, net” as presented on our Unaudited Condensed Statements of Consolidated Operations.  We no longer have an investment in Energy Transfer Equity.  For additional information, see “Liquidation of Investment in Energy Transfer Equity” under Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

We recognized a net income tax benefit of $25.9 million for the first six months of 2012 compared to a $14.5 million provision for income taxes recognized for the first six months of 2011.  The $40.4 million period-to-period change in income taxes is primarily due to a $46.5 million benefit related to the conversion of certain of our subsidiaries to limited liability companies during the first quarter of 2012.   The provision for income taxes for the second quarter of 2012 was essentially unchanged from that of the second quarter of 2011.

Business Segment Highlights

Total segment gross operation margin was $1.0 billion for the second quarter of 2012 compared to $922.5 million for the second quarter of 2011.  With respect to the six months ended June 30, 2012, total segment gross operating margin was $2.1 billion versus $1.8 billion for the same period in 2011.

We currently have five active reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; and (v) Petrochemical & Refined Products Services.  We evaluate segment performance based on the non-GAAP financial measure of gross operating margin.  For information regarding this financial metric, see “Use of Non-GAAP Financial Measures” within this Item 2.

The following information highlights significant changes in our period-to-period segment results (i.e., gross operating margin amounts) and the primary drivers of such changes.  The selected volume statistics presented in the tabular information for each segment are reported on a net basis, taking into account our ownership interests in certain joint ventures, and reflect the periods in which we owned an interest in such operations.  These statistics reflect volumes for newly constructed assets from the dates such assets were placed into service and for purchased assets from the date of acquisition.

All activities included in our sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity.  Our equity earnings from this investment were $2.7 million for the second quarter of 2011 and $2.4 million and $9.0 million for the six months ended June 30, 2012 and 2011, respectively.

NGL Pipelines & Services.   The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$338.8	$303.2	$760.5	$580.9
NGL pipelines and related storage	157.8	142.6	326.2	322.5
NGL fractionation	69.2	51.9	134.0	98.7
Total	$565.8	$497.7	$1,220.7	$1,002.1
Selected volumetric data:
NGL transportation volumes (MBPD)	2,440	2,253	2,409	2,309
NGL fractionation volumes (MBPD)	654	545	638	547
Equity NGL production (MBPD) (1)	96	120	104	119
Fee-based natural gas processing (MMcf/d) (2)	4,232	3,687	4,183	3,692

(1)   Represents the NGL volumes we earn and take title to in connection with our processing activities. In general, equity NGL production decreased in 2012 compared to 2011 due to reduced ethane recoveries associated with the weakness in natural gas processing margins resulting from lower NGL prices.
(2)   Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities

Gross operating margin from our natural gas processing and related NGL marketing activities for the second quarter of 2012 increased $35.6 million compared to the second quarter of 2011 primarily due to a $32.5 million quarter-to-quarter increase in gross operating margin from our NGL marketing activities attributable to higher product sales margins.  Gross operating margin from our natural gas processing plants located in the Rocky Mountains increased $24.7 million quarter-to-quarter primarily due to improved commodity hedging results during the second quarter of 2012, which benefited processing margins at these facilities.  Including the impact of improved commodity hedging results, processing margins and fees at our Rocky Mountain processing plants increased approximately $55.2 million quarter-to-quarter, which more than offset an estimated $30.5 million reduction in gross operating margin attributable to lower volumes.  Gross operating margin from our San Juan/Permian Basin and south Louisiana natural gas processing plants decreased $20.5 million quarter-to-quarter primarily due to lower natural gas processing margins and equity NGL production volumes. The decrease in equity NGL production volumes contributed to an estimated $7.5 million of the quarter-to-quarter reduction in gross operating margin, with the remainder of the decrease generally attributable to lower processing margins. Our south Louisiana plants were negatively impacted by maintenance down-time at third-party owned facilities, which reduced production volumes sourced from certain Gulf of Mexico resource basins during the second quarter of 2012.  Gross operating margin from our Texas natural gas processing plants decreased $0.9 million quarter-to-quarter.  The additional gross operating margin resulting from the start-up of our Yoakum plant in May 2012 and a quarter-to-quarter increase in fee-based processing volumes were more than offset by lower natural gas processing margins and equity NGL production volumes during the second quarter of 2012.

With respect to the six months ended June 30, 2012, gross operating margin from our natural gas processing and related NGL marketing activities increased $179.6 million when compared with the same six month period in 2011.  Gross operating margin from our NGL marketing activities for the first six months of 2012 increased $97.3 million over the same period in 2011 attributable to higher sales margins.  Gross operating margin from our Rocky Mountain plants increased $79.0 million period-to-period primarily due to improved commodity hedging results, which benefited processing margins at these facilities, and a $20.0 million gain associated with a legal settlement with a supplier during the 2012 period.  Including the impact of improved commodity hedging results, processing margins and fees at our Rocky Mountain processing plants increased approximately $101.6 million period-to-period, which more than offset an estimated $42.6 million reduction in gross operating margin attributable to lower volumes.

NGL pipelines and related storage

Gross operating margin from our NGL pipelines and related storage business for the second quarter of 2012 increased $15.2 million compared to second quarter of 2011.  Gross operating margin from our Mid-America Pipeline System, Seminole Pipeline and related NGL terminals increased $7.0 million quarter-to-quarter primarily due to an increase in system-wide tariffs that went into effect in July 2011.  Gross operating margin from our NGL storage business and Houston Ship Channel import/export terminal increased a combined $11.8 million for the second quarter of 2012 primarily due to higher storage and NGL export volumes.  Collectively, gross operating margin from the remainder of our NGL pipelines and related storage business decreased $3.6 million quarter-to-quarter primarily due to the impact of net operational measurement gains during the second quarter of 2011 that did not reoccur during the second quarter of 2012.

With respect to the six months ended June 30, 2012, gross operating margin from our NGL pipelines and related storage business increased $3.7 million when compared with the same six month period in 2011.  Gross operating margin from our Mid-America Pipeline System, Seminole Pipeline and related NGL terminals increased $21.1 million period-to-period primarily due to the increase in system-wide tariffs noted above, which accounted for approximately $12.0 million of the increase, and higher volumes.  Gross operating margin from our NGL storage business and Houston Ship Channel import/export terminal increased a combined $16.9 million for the first six months of 2012 primarily due to higher storage and export volumes.

The foregoing year-to-date increases in gross operating margin from our NGL pipelines and related storage business were partially offset by several factors.  Gross operating margin from our NGL pipelines in southern Louisiana decreased $9.2 million period-to-period primarily due to a decrease in transportation volumes attributable to lower NGL production volumes from the Gulf of Mexico and decreased volumes transported from Mont Belvieu to NGL fractionators in Louisiana.  Gross operating margin from our Dixie Pipeline and related NGL terminals decreased $7.5 million period-to-period primarily due to higher pipeline integrity expenses and lower transportation volumes attributable to warmer weather and maintenance-related downtime during the first six months of 2012. The decrease in transportation volumes on the Dixie Pipeline accounted for approximately $5.0 million of the period-to-period decrease in gross operating margin.  Collectively, gross operating margin from the remainder of our NGL pipelines and related storage business decreased $17.6 million period-to-period primarily due to the impact of net operational measurement gains during the first six months of 2011 that did not reoccur during the first six months of 2012.

NGL fractionation

Gross operating margin from NGL fractionation for the second quarter of 2012 increased $17.3 million compared to the second quarter of 2011.  Gross operating margin from our Mont Belvieu NGL fractionators increased $20.6 million quarter-to-quarter primarily due to higher NGL fractionation volumes.  During the fourth quarter of 2011, we placed into service a fifth NGL fractionator at our Mont Belvieu complex, which added more than 75 MBPD of NGL fractionation capacity at this key industry hub.

With respect to the six months ended June 30, 2012, gross operating margin from NGL fractionation increased $35.3 million compared to the same period in 2011 primarily due to higher fractionation volumes at our Mont Belvieu complex.

Onshore Natural Gas Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Onshore Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment gross operating margin	$175.8	$161.1	$382.0	$320.3
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	13,793	11,891	13,436	11,804

Gross operating margin from our onshore natural gas pipelines and services business increased $14.7 million for the second quarter of 2012 compared to the second quarter of 2011.  Gross operating margin from our Acadian Gas System increased $41.0 million quarter-to-quarter primarily due to contributions from our Haynesville Extension pipeline.  The Haynesville Extension of our Acadian Gas System commenced operations in November 2011 and transported 1.4 TBtus/d of natural gas during the second quarter of 2012.  Gross operating margin from our Texas Intrastate System increased $20.2 million quarter-to-quarter primarily due to higher firm capacity reservation revenues, which accounted for approximately $19.6 million of the increase, and higher natural gas throughput volumes.  Increased natural gas production volumes from the Eagle Ford Shale supply basin resulted in stronger demand for our natural gas transportation services during the second quarter of 2012 compared to the second quarter of 2011.

Gross operating margin from our San Juan Gathering System decreased $15.2 million quarter-to-quarter primarily due to lower gathering fees and production volumes caused by the decrease in natural gas prices. Lower gathering and related fees for the second quarter of 2012 accounted for approximately $9.1 million of the quarter-to-quarter reduction in gross operating margin from our San Juan Gathering System.  Collectively, gross operating margin from our Jonah Gathering System and Central Treating Facility decreased $9.7 million quarter-to-quarter primarily due to lower production volumes.  Gross operating margin from our natural gas marketing activities decreased $8.6 million quarter-to-quarter primarily due to lower sales margins.  Lastly, gross operating margin from our natural gas storage business was $1.7 million for the second quarter of 2012 compared to $10.5 million for the second quarter of 2011, an $8.8 million quarter-to-quarter decrease primarily due to the sale of our Mississippi natural gas storage facilities in December 2011.

With respect to the six months ended June 30, 2012, gross operating margin from onshore natural gas pipelines and services increased $61.7 million compared to the same period in 2011.  Gross operating margin from our Acadian Gas System increased $81.8 million period-to-period primarily due to contributions from our Haynesville Extension pipeline. Gross operating margin from our Texas Intrastate System increased $49.2 million period-to-period primarily due to higher firm capacity reservation revenues, which accounted for approximately $38.6 million of the increase, and higher natural gas throughput volumes attributable to Eagle Ford Shale production.

Gross operating margin from our San Juan Gathering System decreased $19.9 million period-to-period primarily due to lower gathering fees and production volumes caused by the decrease in natural gas prices.  Lower gathering and related fees accounted for $13.3 million of the period-to-period decrease in gross operating margin from our San Juan Gathering System.  Gross operating margin from our natural gas marketing activities decreased $14.4 million period-to-period primarily due to lower sales margins.  Collectively, gross operating margin from our Jonah Gathering System and Central Treating Facility decreased $13.7 million period-to-period primarily due to lower production volumes.  Lastly, gross operating margin from our natural gas storage business was $3.5 million for the first six months of 2012 compared to $23.7 million for the first six months of 2011, a $20.2 million period-to-period decrease primarily due to the sale of our Mississippi natural gas storage facilities in December 2011.

Onshore Crude Oil Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Onshore Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment gross operating margin	$95.8	$67.8	$135.1	$99.6
Selected volumetric data:
Crude oil transportation volumes (MBPD)	725	642	716	654

Gross operating margin from our onshore crude oil pipelines and services business increased $28.0 million for the second quarter of 2012 compared to the second quarter of 2011.  Gross operating margin from our crude oil marketing and related activities increased $18.0 million quarter-to-quarter primarily due to higher sales margins, which accounted for approximately $11.1 million of the increase, and volumes.  Our crude oil marketing activities continue to benefit from increased crude oil production volumes from supply basins in the Eagle Ford Shale, Barnett Shale, West Texas and Rocky Mountains.  Gross operating margin from our South Texas Crude Oil Pipeline System increased $6.7 million quarter-to-quarter due to higher average fees, which accounted for approximately $4.4 million of the increase, and a 19 MBPD increase in throughput volumes for the second quarter of 2012.  Equity earnings from our investment in Seaway increased $5.1 million quarter-to-quarter primarily due to the Seaway Pipeline commencing the southbound delivery of crude oil during the second quarter of 2012.

With respect to the six months ended June 30, 2012, gross operating margin from onshore crude oil pipelines and services increased $35.5 million period-to-period.  Gross operating margin from our crude oil marketing and related activities increased $20.8 million period-to-period primarily due to higher sales volumes, which accounted for approximately $12.7 million of the increase, and margins. Collectively, gross operating margin from our South Texas Crude Oil Pipeline System, West Texas System, Red River System and Basin Pipeline System increased $13.1 million period-to-period due to a 30 MBPD increase in throughput volumes and higher fees during the first six months of 2012.   Of the $13.1 million period-to-period collective increase in gross operating margin for these pipelines, approximately $7.1 million of the increase is attributable to higher volumes.  Equity earnings from our investment in Seaway increased $6.2 million period-to-period primarily due to the Seaway Pipeline commencing the southbound delivery of crude oil during the second quarter of 2012. Gross operating margin from our crude oil terminal in Midland, Texas decreased $3.5 million period-to-period primarily due to higher operating expenses for operational measurement gains and losses during the first six months of 2012.

Offshore Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Offshore Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment gross operating margin	$38.3	$53.4	$90.4	$114.7
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	907	1,039	934	1,097
Crude oil transportation volumes (MBPD)	285	279	287	289
Platform natural gas processing (MMcf/d)	326	417	341	431
Platform crude oil processing (MBPD)	18	19	19	17

Gross operating margin from our offshore pipelines and services business decreased $15.1 million for the second quarter of 2012 compared to the second quarter of 2011. Collectively, gross operating margin from our Independence Hub platform and Trail pipeline decreased $18.5 million quarter-to-quarter primarily due to lower throughput volumes and platform demand fee revenues during the second quarter of 2012 versus the second quarter of 2011.  Producers connected to our Independence Hub platform paid us approximately $54.6 million of demand fees annually for five years beginning in March 2007 until that period expired in March 2012.  Expiration of the contractual demand fees resulted in a $13.7 million quarter-to-quarter decrease in gross operating margin.  Net to our interest, natural gas processing volumes on the Independence Hub platform decreased 94 MMcf/d quarter-to-quarter as a result of lost production volumes that have not been replaced by new production.  Collectively, gross operating margin from the remainder of the assets in this segment increased $3.4 million quarter-to-quarter primarily due to natural gas and crude oil production from the Caesar/Tonga development in the Green Canyon area of the Gulf of Mexico.  Production from the Caesar/Tonga development commenced in March 2012 and resulted in a quarter-to-quarter increase in transportation volumes on our Anaconda Natural Gas Pipeline and our Constitution and Poseidon Crude Oil Pipelines.

With respect to the six months ended June 30, 2012, gross operating margin from offshore pipelines and services decreased $24.3 million period-to-period.  Collectively, gross operating margin from our Independence Hub platform and Trail pipeline decreased $27.4 million period-to-period primarily due to lower throughput volumes and platform demand fee revenues during the first six months of 2012 versus the first six months of 2011.  Expiration of the contractual demand fees during the first six months of 2012 resulted in a $17.6 million period-to-period decrease in gross operating margin.  Net to our interest, natural gas processing volumes on the Independence Hub platform decreased 94 MMcf/d period-to-period as a result of lost production volumes that have not been replaced by new production.  Collectively, gross operating margin from the remainder of the assets in this segment increased $3.1 million period-to-period primarily due to natural gas and crude oil production from the Caesar/Tonga development in the Green Canyon area of the Gulf of Mexico.

Petrochemical & Refined Products Services.  The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment gross operating margin:
Propylene fractionation and related activities	$42.8	$31.2	$103.9	$80.0
Butane isomerization	25.1	34.7	45.7	60.4
Octane enhancement and related plant operations	50.7	37.2	37.6	43.3
Refined products pipelines	18.1	22.2	30.2	40.5
Marine transportation and other	20.6	14.5	37.7	28.0
Total	$157.3	$139.8	$255.1	$252.2
Selected volumetric data:
Propylene fractionation volumes (MBPD)	73	68	73	71
Butane isomerization volumes (MBPD)	100	103	91	96
Octane additive and associated plant production volumes (MBPD)	22	19	14	17
Transportation volumes, primarily refined products and petrochemicals (MBPD)	596	761	628	752

Propylene fractionation and related marketing activities

Gross operating margin from our propylene fractionation and related petrochemical marketing activities increased $11.6 million for the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher propylene sales margins during the second quarter of 2012.  With respect to the six months ended June 30, 2012, gross operating margin increased $23.9 million compared to the same period in 2011 primarily due to higher propylene sales margins during the first six months of 2012.

Butane isomerization

Gross operating margin from butane isomerization decreased $9.6 million for the second quarter of 2012 compared to the second quarter of 2011.  Likewise, gross operating margin for the first six months of 2012 declined $14.7 million compared to the same period in 2011.  Both the quarter-to-quarter and year-to-date decreases in gross operating margin are primarily due to lower isomerization volumes (and corresponding by-product production and sales) and processing fees.  Isomerization volumes for 2012 were negatively impacted by extended downtime for maintenance at our octane enhancement facility (which utilizes high purity isobutane feedstock produced at our butane isomerization facility) during the first quarter of 2012.  The decrease in by-product production and sales during the second quarter of 2012 accounted for approximately $7.4 million of the $9.6 million quarter-to-quarter reduction in gross operating margin.  Likewise, the decrease in by-product production and sales during the first six months of 2012 accounted for approximately $9.8 million of the $14.7 million period-to-period decrease in gross operating margin.

Octane enhancement and related plant operations

Gross operating margin from octane enhancement and related high purity isobutylene plant operations increased a combined $13.5 million quarter-to-quarter.  This increase was primarily due to higher motor gasoline additive sales volumes, which accounted for an estimated $7.6 million of the quarter-to-quarter increase, and higher sales margins during the second quarter of 2012.

With respect to the six months ended June 30, 2012, gross operating margin for these facilities decreased $5.7 million compared to the same period in 2011.  This period-to-period decrease was primarily due to lower volumes and higher operating expenses at our octane enhancement facility resulting from extended downtime for maintenance during the first quarter of 2012.  Additional costs associated with this facility’s extended maintenance work during the first quarter of 2012 were approximately $6.6 million.

Refined products pipelines and related marketing activities

Gross operating margin from refined products pipelines and related marketing activities decreased $4.1 million for the second quarter of 2012 compared to the second quarter of 2011 primarily due to a 60 MBPD quarter-to-quarter decrease in refined products delivered to Midwest U.S. markets.  With respect to the six months ended June 30, 2012, gross operating margin decreased $10.3 million versus the same period in 2011 primarily due to a 32 MBPD period-to-period decrease in propane and butane volumes delivered to Northeast U.S. markets and a 60 MBPD period-to-period decrease in refined products volumes delivered to Midwest U.S. markets.  In general, warmer weather during the first six months of 2012 compared to the same period in 2011 resulted in lower demand for propane used as heating fuel, while shipments of refined products from the Gulf Coast to Midwest markets decreased as a result of lower prices for such products in Midwestern markets than in Gulf Coast markets.

Marine transportation and other

Gross operating margin from marine transportation and other segment services increased $6.1 million for the second quarter of 2012 compared to the second quarter of 2011.  Likewise, gross operating margin increased $9.7 million for the first six months of 2012 versus the same period in 2011.  The quarter-to-quarter and year-to-date increases in gross operating margin are primarily due to the combination of higher marine transportation fees and lower operating expenses associated with our fleet of marine vessels during 2012.

Liquidity and Capital Resources

At June 30, 2012, we had $3.09 billion of consolidated liquidity, which is defined as unrestricted cash on hand plus borrowing capacity available under EPO’s $3.5 Billion Multi-Year Revolving Credit Facility.  Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs.

Long-Term Debt

We had approximately $15.01 billion of principal amounts outstanding under consolidated debt agreements at June 30, 2012.  In February 2012, EPO issued $750.0 million in principal amount of 30-year unsecured Senior Notes EE.  These notes were issued at 99.542% of their principal amount, have a fixed-rate of interest of 4.85% and mature on August 15, 2042.  Net proceeds from the issuance of Senior Notes EE were used to temporarily reduce borrowings outstanding under EPO’s $3.5 Billion Multi-Year Revolving Credit Facility (which was used to repay at maturity its $490.5 million principal amount of Senior Notes S due February 2012 and $9.5 million principal amount of TEPPCO Senior Notes due February 2012 prior to the delivery of Senior Notes EE) and for general company purposes.

August 2012 Senior Notes Offering.  On August 6, 2012, EPO agreed to issue $650 million in principal amount of 3-year unsecured Senior Notes FF at 99.941% of their principal amount and $1.1 billion million in principal amount of 30-year unsecured Senior Notes GG at 99.470% of their principal amount.  The transaction is scheduled to close on August 13, 2012.  The Senior Notes FF to be issued upon closing will have a fixed interest rate of 1.25% and mature on August 13, 2015, and the Senior Notes GG to be issued upon closing will have a fixed interest rate of 4.45% and mature on February 15, 2043.  Enterprise has agreed to guarantee both such series of notes through an unconditional guarantee on an unsecured and unsubordinated basis.  EPO expects to use net proceeds from the issuance of such notes to temporarily reduce borrowings under its $3.5 Billion Multi-Year Revolving Credit Facility (which was used to repay amounts due upon the maturity of its $500.0 million principal amount of Senior Notes P on August 1, 2012) and for general company purposes.

Commercial Paper Program

On August 8, 2012, EPO established a commercial paper program, under which EPO may issue up to $2.0 billion of short-term commercial paper notes outstanding at any time.  The commercial paper notes will be senior unsecured obligations of EPO that are unconditionally guaranteed by Enterprise. We intend to use the net proceeds from the sale of the commercial paper notes for general company purposes.  The commercial paper program is fully backed by EPO’s existing $3.5 Billion Multi-Year Revolving Credit Facility.  As of the filing date of this quarterly report, EPO has not issued any commercial paper notes pursuant to this program.

For additional information regarding our consolidated debt obligations, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Registration Statements

We may issue additional equity or debt securities to assist us in meeting our future liquidity and capital spending requirements.  We have a universal shelf registration statement (the “2010 Shelf”) on file with the SEC.  The 2010 Shelf allows Enterprise and EPO (on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  EPO utilized the 2010 Shelf to issue its Senior Notes EE in February 2012 and will use the 2010 Shelf to issue Senior Notes FF and GG in August 2012.

In May 2012, we entered into an equity distribution agreement with certain broker-dealers pursuant to which we may offer and sell up to $1.0 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to this “at-the-market” program, we may sell common units under the agreement from time to time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  A registration statement covering the issuance and sale of common units pursuant to this agreement was filed with the SEC in March 2012.  There were no issuances and sales under this agreement as of August 9, 2012.

For information regarding our registration statements, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of August 9, 2012, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were: BBB from Standard and Poor’s; Baa2 from Moody’s; and BBB from Fitch Ratings, and the credit ratings of EPO’s short-term senior unsecured debt securities were: A-2 from Standard and Poor’s and P-2 from Moody’s.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

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

	For the Six Months
	Ended June 30,
	2012	2011
Net cash flows provided by operating activities	$1,338.3	$1,754.5
Cash used in investing activities	749.8	1,492.2
Cash used in financing activities	593.8	218.7

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

The following information highlights significant period-to-period variances in our cash flow amounts and the primary drivers of these variances:

Comparison of Six Months Ended June 30, 2012 with Six Months Ended June 30, 2011

Operating Activities. The $416.2 million period-to-period decrease in net cash flows provided by operating activities was primarily due to the timing of cash receipts and disbursements partially offset by increased earnings (e.g., our gross operating margin increased $287.8 million period-to-period).

Investing Activities. The $742.4 million decrease in cash used for investing activities was primarily due to proceeds from asset sales, which increased $878.5 million period-to-period due to the sale of 29,303,514 Energy Transfer Equity common units for $1.1 billion during the six months ended June 30, 2012.  These proceeds were partially offset by a $93.3 million increase in capital spending for property, plant and equipment primarily for Eagle Ford Shale growth capital projects as well as a $113.7 million increase in investments in unconsolidated affiliates primarily related to newly formed joint venture projects.

Financing Activities. Cash used in financing activities increased $375.1 million period-to-period primarily due to the following:

▪
Net borrowings under our consolidated debt agreements decreased $234.0 million period-to-period.  EPO issued $750.0 million and repaid $500.0 million in principal amount of senior notes during the six months ended June 30, 2012, compared to the issuance of $1.5 billion and repayment of $450.0 million in principal amount of senior notes during the six months ended June 30, 2011.  In addition, net borrowings under our consolidated revolving bank credit facilities and term loans during the six months ended June 30, 2012 were $277.0 million compared to net repayments of $286.5 million during the six months ended June 30, 2011.

▪
Monetization of interest rate derivative instruments during the six months ended June 30, 2012 resulted in a net cash outflow of $77.6 million compared to a $5.7 million outflow for similar activities during the six months ended June 30, 2011.  For information regarding our interest rate hedging activities, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

▪
Cash distributions paid to limited partners increased $102.1 million period-to-period primarily due to a higher number of distribution-bearing common units outstanding and the associated quarterly distribution rates.

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

The following table summarizes our capital spending for the periods presented (dollars in millions):

	For the Six Months Ended June 30,
	2012	2011
Capital spending for property, plant and equipment, net of contributions in aid of construction costs	$1,803.1	$1,709.8
Capital spending for investments in unconsolidated affiliates	125.5	11.8
Other investing activities	16.6	3.6
Total capital spending	$1,945.2	$1,725.2

For the six months ended June 30, 2012, we spent $1.7 billion on growth capital projects, of which approximately $810 million was for Eagle Ford Shale projects.

Based on information currently available, we estimate our consolidated capital spending for 2012 will approximate $4.1 billion, which includes estimated expenditures of $3.8 billion for growth capital projects and $330 million for sustaining capital expenditures.  Our forecast of consolidated capital expenditures for 2012 is based on our announced strategic operating and growth plans, which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, issuance of additional debt and equity securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as weather related issues, changes in supplier prices or adverse economic conditions.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include the addition of costs associated with unforeseen acquisition opportunities.

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

At June 30, 2012, we had approximately $1.5 billion in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to construction projects in Texas, including those in the Eagle Ford Shale and at our Mont Belvieu facility.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Expensed	$17.9	$14.1	$36.9	$21.8
Capitalized	27.0	16.0	39.9	26.7
Total	$44.9	$30.1	$76.8	$48.5

We expect the cost of our pipeline integrity program, irrespective of whether such costs are capitalized or expensed, to approximate $62.0 million for the remainder of 2012.  The cost of our pipeline integrity program was $117.3 million for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2011 Form 10-K.  The following estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

▪	depreciation methods and estimated useful lives of property, plant and equipment;
▪	measuring recoverability of long-lived assets and equity method investments;
▪	amortization methods and estimated useful lives of qualifying intangible assets;
▪	methods we employ to measure the fair value of goodwill;
▪	revenue recognition policies and the use of estimates when recording revenue and expense accruals; and
▪	reserves for environmental matters and litigation contingencies.

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

Recent Accounting Developments

Accounting standard setting organizations have been very active in recent years.  Recently, they issued new and revised accounting guidance on a number of topics, including disclosures related to offsetting assets and liabilities.  We do not believe that adoption of this new guidance will have a material impact on our consolidated financial statements.

Other Items

Use of Non-GAAP Financial Measures

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

Our non-GAAP gross operating margin by business segment and in total is as follows for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NGL Pipelines & Services	$565.8	$497.7	$1,220.7	$1,002.1
Onshore Natural Gas Pipelines & Services	175.8	161.1	382.0	320.3
Onshore Crude Oil Pipelines & Services	95.8	67.8	135.1	99.6
Offshore Pipelines & Services	38.3	53.4	90.4	114.7
Petrochemical & Refined Products Services	157.3	139.8	255.1	252.2
Other Investments (1)	--	2.7	2.4	9.0
Total segment gross operating margin	$1,033.0	$922.5	$2,085.7	$1,797.9

(1)   Represents the equity earnings we recorded from our previously held investment in Energy Transfer Equity. Our reporting for this segment ceased on January 18, 2012 when we stopped using the equity method to account for this investment. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding the liquidation of our investment in Energy Transfer Equity.

The following table presents a reconciliation of total segment gross operating margin to GAAP operating income and further to income before income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total segment gross operating margin	$1,033.0	$922.5	$2,085.7	$1,797.9
Adjustments to reconcile total segment gross operating margin to operating income:
Amounts included in operating costs and expenses:
Depreciation, amortization and accretion	(261.3)	(233.3)	(515.9)	(464.1)
Non-cash asset impairment charges	(9.1)	--	(14.5)	--
Operating lease expenses paid by EPCO	--	(0.1)	--	(0.3)
Gains related to asset sales	1.3	5.2	3.8	23.6
Gains related to property damage insurance recoveries (1)	27.7	--	27.7	--
General and administrative costs	(42.5)	(50.4)	(88.8)	(88.3)
Operating income	749.1	643.9	1,498.0	1,268.8
Other expense, net	(173.4)	(188.0)	(301.2)	(371.3)
Income before income taxes	$575.7	$455.9	$1,196.8	$897.5

(1) See “Other Items – Insurance Matters” within this Item 2.

Contractual Obligations

Since January 1, 2012, we (i) issued Senior Notes EE in February 2012 and (ii) repaid our Senior Notes S and $9.5 million principal amount of TEPPCO Senior Notes in February 2012.   In August 2012, we issued Senior Notes FF and GG and repaid Senior Notes P.  See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for information regarding our consolidated debt obligations.  There were no material changes in our operating lease or purchase obligations since those reported in our 2011 Form 10-K.

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

Insurance Matters

We participate as a named insured in EPCO’s insurance program, which provides us with property damage, business interruption and other insurance coverage, the scope and amounts of which we believe are customary and prudent for the nature and extent of our operations.  While we believe EPCO maintains adequate insurance coverage on our behalf, insurance may not fully cover every type of damage, interruption or other loss that might occur.  If we were to incur a significant loss for which we were not fully insured, it could have a material impact on our financial position, results of operations and cash flows.  In addition, there may be timing differences between amounts we accrue related property damage expense, amounts we are required to pay in connection with a loss and amounts we subsequently receive from insurance carriers as reimbursements.  Any event that materially interrupts the revenues generated by our consolidated operations, or other losses that require us to make material expenditures not reimbursed by insurance, could reduce our ability to pay distributions to our unitholders and, accordingly, adversely affect the market price of our common units.

Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire).  Some of these events are insurable, thus resulting in a property damage insurance recovery.  Amounts we receive from insurance carriers are net of any deductibles related to the covered event.  EPCO renewed its annual insurance programs during the second quarter of 2012.   Under terms of the renewed policies, EPCO’s deductibles now range from $5.0 million to $60.0 million depending on the nature of the loss (windstorm or non-windstorm) and the assets involved (onshore or offshore).

After performing a cost-benefit analysis, management elected to forego windstorm coverage for our Gulf of Mexico offshore assets. The combination of increasingly high deductibles and premiums resulted in such coverage being uneconomic to us; therefore, we chose to self-insure such operations for the current annual policy period.  Although the new EPCO policies do not provide any windstorm coverage for offshore assets, producers affiliated with our Independence Hub and Marco Polo platforms provide windstorm coverage of approximately $350.0 million for each of these key offshore assets.

During the second quarter of 2012, we collected $27.7 million of nonrefundable cash proceeds from insurance carriers that we recognized as a gain within operating costs and expenses.  These proceeds relate to property damage claims we made in connection with the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  As additional non-refundable insurance proceeds continue to be received, we expect to record gains equal to such proceeds.

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

Interest Rate Hedging Activities

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value (“FV”) of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Interest Rate Swap Portfolio Aggregate Fair Value at
	Resulting	December 31,	June 30,	July 17,
Scenario	Classification	2011	2012	2012
FV assuming no change in underlying interest rates	Asset	$67.2	$25.6	$29.6
FV assuming 10% increase in underlying interest rates	Asset	64.4	24.4	28.5
FV assuming 10% decrease in underlying interest rates	Asset	70.0	26.9	30.8

The decrease in fair value of the interest rate swap portfolio since December 31, 2011 is primarily due to the settlement of 11 fixed-to-floating swaps in February 2012, which resulted in receipts totaling $37.7 million.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value (“FV”) of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Aggregate Fair Value at
	Resulting	December 31,	June 30,	July 17,
Scenario	Classification	2011	2012	2012
FV assuming no change in underlying interest rates	Liability	$(290.7)	$(230.6)	$(250.3)
FV assuming 10% increase in underlying interest rates	Liability	(251.8)	(205.8)	(227.1)
FV assuming 10% decrease in underlying interest rates	Liability	(330.6)	(255.8)	(273.8)

Due to a decrease in forward London Interbank Offered Rates in 2011, the fair value of our forward starting swap portfolio was a liability of $290.7 million at December 31, 2011.  In connection with the issuance of Senior Notes EE in February 2012, we settled ten forward starting swaps having an aggregate notional value of $500.0 million, resulting in cash losses totaling $115.3 million.   The fair value of the remaining forward starting swaps was a liability of $230.6 million at June 30, 2012 and $250.3 million at July 17, 2012.  The $19.7 million increase in the liability between June 30 and July 17 is attributable to further decreases in forward London Interbank Offered Rates during July 2012.

In connection with EPO’s agreement to issue Senior Notes FF and Senior Notes GG in August 2012, we settled seven forward starting swaps having an aggregate notional amount of $350.0 million, resulting in cash losses totaling $70.2 million.  Although we incurred cash losses upon settlement of our forward starting swaps in February 2012 and August 2012, we benefited from the exceptionally low interest rate environment during these periods relative to the interest rates in effect at the time we entered into the swaps.   For information regarding the issuance of senior notes in August 2012, see “Liquidity and Capital Resources – Long-Term Debt” under Item 2 of this quarterly report.

Commodity Hedging Activities

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

Our predominant commodity hedging strategies are: (i) hedging natural gas processing margins; (ii) hedging anticipated future contracted sales of NGLs, refined products and crude oil associated with volumes held in inventory; and (iii) hedging the fair value of natural gas in inventory.  The following information summarizes these hedging strategies:

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

At June 30, 2012, the program had hedged future remaining estimated gross margins (before plant operating expenses) of $596.7 million on 12.5 MMBbls of forecasted NGL sales transactions and equivalent PTR volumes extending through December 2012.  At July 17, 2012, the program had hedged future remaining gross operating margin (before operating expenses) of $607.4 million on 13.1 MMBbls of forecasted NGL sales and equivalent PTR volumes extending through December 2012. Our estimates of future gross margins are subject to various business risks, including unforeseen outages or production declines, counterparty risk, or similar events or developments that are outside of our control.

▪
The objective of our NGL, refined products and crude oil sales hedging program is to hedge the margins of anticipated future sales of inventory by locking in sales prices through the use of forward physical sales contracts and commodity derivative instruments.

▪
The objective of our natural gas and refined products inventory hedging program is to hedge the fair value of natural gas and refined products currently held in inventory by locking in the sales price of the inventory through the use of commodity derivative instruments.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
	Resulting	December 31,	June 30,	July 17,
Scenario	Classification	2011	2012	2012
FV assuming no change in underlying commodity prices	Asset	$22.2	$12.7	$12.2
FV assuming 10% increase in underlying commodity prices	Asset	14.9	7.0	6.6
FV assuming 10% decrease in underlying commodity prices	Asset	29.5	18.3	17.8

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL, refined products and petrochemical operations portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
	Resulting	December 31,	June 30,	July 17,
Scenario	Classification	2011	2012	2012
FV assuming no change in underlying commodity prices	Asset (Liability)	$(12.3)	$60.5	$34.4
FV assuming 10% increase in underlying commodity prices	Asset (Liability)	(32.2)	26.2	(0.8)
FV assuming 10% decrease in underlying commodity prices	Asset	7.6	94.8	69.6

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
	Resulting	December 31,	June 30,	July 17,
Scenario	Classification	2011	2012	2012
FV assuming no change in underlying commodity prices	Liability	$(7.6)	$(8.5)	$(9.8)
FV assuming 10% increase in underlying commodity prices	Liability	(10.0)	(13.8)	(14.0)
FV assuming 10% decrease in underlying commodity prices	Liability	(5.0)	(3.1)	(5.6)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchase activity during the six months ended June 30, 2012:

				Maximum
			Total Number of	Number of Units
		Average	Units Purchased	That May Yet
	Total Number of	Price Paid	as Part of Publicly	Be Purchased
Period	Units Purchased	per Unit	Announced Plans	Under the Plans
February 2012 (1)	187,343	$51.55	--	--
May 2012 (2)	186,048	$49.82	--	--
(1)   Of the 632,298 restricted common units that vested in February 2012 and converted to common units, 187,343 units were sold back to us by employees to cover related withholding tax requirements.
(2)   Of the 604,054 restricted common units that vested in May 2012 and converted to common units, 186,048 units were sold back to us by employees to cover related withholding tax requirements.

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

4.25
Twenty-Second Supplemental Indenture, dated as of February 15, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to Form 10-Q filed on May 10, 2012).

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

10.1
Equity Distribution Agreement, dated May 31, 2012, by and among Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Knight Capital Americas, L.P., Mizuho Securities USA Inc., Raymond James & Associates, Inc., RBS Securities Inc., Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on May 31, 2012).

12.1#	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2012 and for each of the five years ended December 31, 2011, 2010, 2009, 2008 and 2007.
31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P.’s for the June 30, 2012 quarterly report on Form 10-Q.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s for the June 30, 2012 quarterly report on Form 10-Q.
32.1#	Sarbanes-Oxley Section 906 certification of Michael A. Creel for Enterprise Products Partners L.P.’s for the June 30, 2012 quarterly report on Form 10-Q.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s for the June 30, 2012 quarterly report on Form 10-Q.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P., TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2012.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner