Form 10-K
period 2014-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2015-03-02
CIK 1061219

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Section I.01
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☑ Accelerated filer ☐    Non-accelerated filer   ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of the partnership's common units held by non-affiliates at June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $46.77 billion based on a closing price on that date of $39.15 per common unit on the New York Stock Exchange Composite ticker tape.  There were 1,937,592,017 common units outstanding at January 31, 2015.

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees ("DD LLC Trustees") of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Enterprise GP; (ii) Dr. Ralph S. Cunningham; and (iii) Richard H. Bachmann.  Each of the DD LLC Trustees also currently serves as one of the three managers of Dan Duncan LLC.

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer ("CEO") of EPCO.  Each of the EPCO Trustees is also a director of EPCO.

In addition to owning our general partner, EPCO and its privately held affiliates owned approximately 35.3% of our limited partner interests at December 31, 2014.

References to "Oiltanking" mean Oiltanking Partners L.P.  References to "Oiltanking GP" mean OTLP GP, LLC, the general partner of Oiltanking.  On October 1, 2014, we acquired Oiltanking GP and the related incentive distribution rights ("IDRs"), 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from Oiltanking Holding Americas, Inc. and its affiliates (collectively, "OTA").

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2014 (our "annual report") contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as "anticipate," "project," "expect," "plan," "seek," "goal," "estimate," "forecast," "intend," "could," "should," "will," "believe," "may," "potential" and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States ("U.S."), Canada and Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations include:

▪	natural gas gathering, treating, processing, transportation and storage;

▪	NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or "LPG");

▪	crude oil gathering, transportation, storage and terminals;

▪	offshore production platforms;

▪	petrochemical and refined products transportation, storage and terminals, and related services; and

▪	a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.

Our assets include approximately 51,300 miles of onshore and offshore pipelines; 225 MMBbls of storage capacity for NGLs, petrochemicals, refined products and crude oil; and 14 Bcf of natural gas storage capacity.  In addition, our asset portfolio includes 24 natural gas processing plants, 22 NGL and propylene fractionators, six offshore hub platforms located in the Gulf of Mexico, a butane isomerization complex, NGL import and export terminals, a refined products export terminal, and octane enhancement and high-purity isobutylene production facilities.

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

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the "ASA") or by other service providers.  As of February 1, 2015, there were approximately 6,900 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  For additional information regarding the ASA, see "EPCO ASA" under Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Business Strategy

Our business strategies are to:

▪
capitalize on expected increases in the production of natural gas, NGLs and crude oil from development activities in various domestic production basins (e.g., the Rocky Mountains, Mid-Continent, Northeast, U.S. Gulf Coast and deepwater Gulf of Mexico), including associated shale plays such as the Barnett, Eagle Ford, Permian, Haynesville, Marcellus, Mancos and Utica Shales;

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

▪
share capital costs and risks through joint ventures or alliances with strategic partners, including those that  provide processing, throughput or feedstock volumes for growth capital projects or purchase such projects' end products.

As noted above, part of our business strategy involves expansion through growth capital projects.  See Part II, Item 7 of this annual report for information regarding our capital spending program.

Commercial and Liquidity Outlook for 2015

For information regarding our commercial and liquidity outlook for the year ending December 31, 2015, see "General Outlook for 2015" included under Part II, Item 7 of this annual report.

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2014 was Shell Oil Company and its affiliates (collectively, "Shell"), which accounted for 8.5% of our consolidated revenues in 2014.  Our largest non-affiliated customer for 2013 and 2012 was BP p.l.c. and its affiliates, which accounted for 9.0% and 9.5%, respectively of our consolidated revenues in these years.  For information regarding our revenue recognition policies, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Acquisition of Oiltanking Partners, L.P.

On October 1, 2014, we acquired Oiltanking GP and the related incentive distribution rights, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA.  We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 Enterprise common units for these ownership interests and rights. We also paid $228.3 million to assume the outstanding loans, including related accrued interest, owed by Oiltanking or its subsidiaries to OTA. Collectively, these transactions are referred to as "Step 1" of the Oiltanking acquisition.  We funded the cash consideration for the Step 1 transactions using borrowings under our new $1.5 Billion 364-Day Credit Agreement, proceeds from the sale of short-term notes under our commercial paper program and cash on hand.

 Oiltanking owns marine terminals located on the Houston Ship Channel and at the Port of Beaumont with a total of 12 ship and barge docks and approximately 26 MMBbls of crude oil and petroleum products storage capacity.  Oiltanking's marine terminal on the Houston Ship Channel is connected by pipeline to our Mont Belvieu, Texas complex and is integral to our growing LPG export, crude oil storage and octane enhancement and propylene businesses.  Our Enterprise Crude Houston ("ECHO") facility is also connected to Oiltanking's system.  We have had a strategic relationship and enjoyed mutual growth with Oiltanking and its predecessors since 1983.  The combination of our legacy midstream assets and Oiltanking's access to waterborne markets and crude oil and petroleum products storage assets extends and broadens our midstream energy services business.  We believe this combination benefits our producing and consuming customers by enhancing their respective access to supplies, domestic and international markets, and storage.

Following Step 1 of the Oiltanking acquisition, but not part of Step 2 of the acquisition, on November 17, 2014, the 38,899,802 Oiltanking subordinated units held by Enterprise automatically converted into an equal number of Oiltanking common units pursuant to the terms of the Oiltanking partnership agreement. Following this conversion, Enterprise owned 54,799,604 Oiltanking common units, or approximately 65.9% of Oiltanking's outstanding common units.

As a second step of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking's general partner on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the "merger agreement") with Oiltanking on November 11, 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of Enterprise with and into Oiltanking, with Oiltanking surviving the merger as a wholly owned subsidiary of Enterprise (the "Oiltanking Merger"); and

▪
all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking's public unitholders (which consist of Oiltanking unitholders other than Enterprise and its subsidiaries) to be cancelled and converted into Enterprise common units based on an exchange ratio of 1.30 Enterprise common units for each Oiltanking common unit.

In accordance with the merger agreement and Oiltanking's partnership agreement, the merger was submitted to a vote of Oiltanking's common unitholders, with the required majority of unitholders (including Enterprise's ownership interests representing approximately 65.9% of Oiltanking's outstanding common units) voting to approve the merger on February 13, 2015.  Upon approval of the merger, a total of 36,827,557 Enterprise common units were issued to Oiltanking's former public unitholders. After taking into account the aggregate value of consideration issued and paid in the Oiltanking acquisition, our total cost to acquire Oiltanking was approximately $5.9 billion.

In connection with Step 1 of the transaction, we entered into a Liquidity Option Agreement with OTA and Marquard & Bahls ("M&B"), an affiliate of OTA. Pursuant to the Liquidity Option Agreement, we granted M&B the option (the "Liquidity Option") to sell to Enterprise 100% of the issued and outstanding capital stock of OTA (the "Option Securities") at any time within a 90-day period commencing on February 1, 2020. At that time, OTA's only significant asset would be the Enterprise common units it received in Step 1, to the extent that such common units are not sold by M&B prior to the Liquidity Option exercise date. If this put option is exercised, the aggregate consideration to be paid by us for the Option Securities would equal 100% of the then-current fair market value of the OTA-owned Enterprise common units at the closing of the transactions contemplated under the Liquidity Option Agreement. The fair market value would be determined by multiplying the number of Enterprise common units owned by OTA at the time of exercise by the volume-weighted sales price per unit of Enterprise common units as reported by the NYSE (or other national securities exchange, as applicable) for the ten (10) consecutive trading days preceding the exercise.  The consideration paid may be in the form of newly issued Enterprise common units, cash or any mix thereof, as determined solely by us.  The Liquidity Option Agreement contains indemnification by M&B for certain specified liabilities of OTA following the closing of any exercise of the Liquidity Option, and certain conditions to closing.
If a defined "Trigger Event" occurs, the Liquidity Option may be exercised earlier within a 135-day period following notice of such event. The aggregate consideration to be paid by us for the Option Securities in connection with an exercise of the option due to a Trigger Event will be solely cash, determined in the same manner as the price otherwise payable upon the exercise of the Liquidity Option in the absence of a Trigger Event.

See "Recent Issuance of Unregistered Securities" under Part II, Item 5 for information regarding a registration rights agreement we entered into in connection with the 54,807,352 common units issued as consideration in Step 1 of the Oiltanking acquisition.

OTA is wholly owned by an affiliate of Oiltanking GmbH, an independent storage provider for crude oil, refined products, liquid chemicals and gases headquartered in Hamburg, Germany. Dr. F. Christian Flach, managing director of Oiltanking GmbH and former chairman of the board of Oiltanking, was named as a director of our general partner in connection with our acquisition of Oiltanking.  For additional information regarding Dr. Flach, see Part III, Item 10 of this annual report.

As a result of our acquisition of Oiltanking GP, we began consolidating the financial statements of Oiltanking and its general partner on October 1, 2014.  This business combination was accounted for using the acquisition method of accounting.  Acquisition accounting requires us to allocate the cost of a business combination to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date.  For information regarding our accounting for this business combination, see Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the Federal Trade Commission requesting specified information relating to the Oiltanking acquisition.  We are in the process of complying with the requests and are cooperating with the investigation.  Based on the limited information that Enterprise has at this time, we are unable to predict the outcome of the investigation.

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

Each of our business segments benefits from the supporting role of our related marketing activities.  The main purpose of our marketing activities is to support the utilization of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin for the partnership.  The financial results of our marketing efforts fluctuate period-to-period due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

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

Our results of operations and financial condition are subject to certain significant risks.  Factors that can affect the demand for our products and services include domestic and international economic conditions, the market price and demand for energy, the cost to develop natural gas and crude oil reserves in the U.S., state and federal regulation, and the cost and availability of capital to energy companies to invest in upstream exploration and production activities.  For information regarding such risks, see Part I, Item 1A of this annual report.  In addition, our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters.  For a discussion of the principal effects of such laws and regulations on our business activities, see "Regulatory Matters" within this Part I, Item 1 and 2 discussion.

For management's discussion and analysis of our results of operations, liquidity and capital resources and capital spending program, see Part II, Item 7 of this annual report.

NGL Pipelines & Services

Our NGL Pipelines & Services business segment includes our natural gas processing plants and related NGL marketing activities; approximately 19,300 miles of NGL pipelines; NGL and related product storage facilities; and 15 NGL fractionators.  This segment also includes our NGL import and export terminal operations.

Purity NGL products (ethane, propane, normal butane, isobutane and natural gasoline) are used as feedstocks by the petrochemical industry, as feedstocks by refineries in the production of motor gasoline and as fuel by industrial and residential consumers.  Ethane is primarily used in the petrochemical industry as a feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products.  Propane is used both as a petrochemical feedstock in the production of ethylene and propylene and as a heating, engine and industrial fuel.  Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline and to produce isobutane through isomerization.  Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, and is used in refinery alkylation to enhance the octane content of motor gasoline, in the production of isooctane and other octane additives and in the production of propylene oxide.  Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline or as a petrochemical feedstock.  LPG, which is propane, butane, or a mixture thereof, is used as a feedstock in ethylene plant operations and for power generation and heating purposes.

Natural gas processing plants and related NGL marketing activities.  At the core of our natural gas processing business are 24 processing plants located across Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  In its raw form, natural gas produced at the wellhead (especially in association with crude oil) contains varying amounts of mixed NGLs. Natural gas streams containing NGLs are usually not acceptable for transportation in natural gas pipelines or for commercial use as a fuel and must be sent to natural gas processing plants to remove the NGLs and impurities.  Once the natural gas is processed and NGLs and impurities are removed, the natural gas will meet pipeline and commercial quality specifications.   On an energy-equivalent basis, most NGLs generally have greater economic value as feedstock for petrochemical and motor gasoline production than as components of a natural gas stream.

Once mixed NGLs are extracted by a natural gas processing plant, they are typically transported to a centralized fractionation facility for separation into purity NGL products.  The NGLs we obtain through our processing arrangements (referred to as our "equity NGL production" volumes) or purchase directly from third parties are used in our NGL marketing activities to meet contractual requirements or sold in spot and forward markets.  Also, we purchase raw natural gas streams from producers in connection with our natural gas processing activities.  Once processed, this natural gas is available for sale through our natural gas marketing activities.

In our natural gas processing business, we utilize contracts that are either fee-based, commodity-based or a combination of the two.  When a cash fee for natural gas processing services is stipulated by a contract, we record revenue when a producer's natural gas has been processed and redelivered.  In recent years, our portfolio of natural gas processing contracts has become increasingly weighted towards those with fee-based terms as producers seek to maximize the value of their production by retaining all or a portion of the NGLs extracted from their natural gas stream.  As of December 31, 2014, we estimate that the terms of approximately 45% of our current portfolio of natural gas processing contracts (based on natural gas inlet volumes) were entirely fee-based, with an additional 19% of this portfolio including a combination of fee-based and commodity-based terms.  The terms of the remaining 36% of our portfolio of natural gas processing contracts were entirely commodity-based.

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

If the operating and extraction costs of natural gas processing plants are higher than the incremental value of the NGL products that would be extracted, then recovery levels of certain NGL products, principally ethane, may be purposefully reduced.  This scenario is typically referred to as "ethane rejection" and leads to a reduction in NGL volumes available for subsequent transportation, fractionation, storage and marketing.  In general, contracts with keepwhole or percent-of-liquids terms provide us the right (but not the obligation) to process natural gas for a producer; thus, we are protected from processing natural gas at an economic loss during times when the sum of our costs exceeds the value of the equity NGL production we would obtain as consideration for processing services.

The following table presents selected information regarding our natural gas processing facilities at February 1, 2015:

			Net Gas	Total Gas
		Our	Processing	Processing
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(Bcf/d) (1)	(Bcf/d)
Natural gas processing facilities:
Meeker	Colorado	100.0%	1.80	1.80
Pioneer (two facilities)	Wyoming	100.0%	1.35	1.35
Yoakum	Texas	100.0%	1.05	1.05
Chaco	New Mexico	100.0%	0.60	0.60
North Terrebonne	Louisiana	55.9% (2)	0.53	0.95
Neptune	Louisiana	66.0% (2)	0.43	0.65
Pascagoula	Mississippi	40.0% (2)	0.40	1.50
Sea Robin	Louisiana	50.6% (2)	0.33	0.65
Thompsonville	Texas	100.0%	0.33	0.33
Shoup	Texas	100.0%	0.28	0.28
Gilmore	Texas	100.0%	0.25	0.25
Armstrong	Texas	100.0%	0.25	0.25
Toca	Louisiana	71.9% (2)	0.22	0.30
San Martin	Texas	100.0%	0.20	0.20
Indian Basin	New Mexico	42.4% (2)	0.18	0.18
Delmita	Texas	100.0%	0.15	0.15
Carlsbad	New Mexico	100.0%	0.13	0.13
Sonora	Texas	100.0%	0.12	0.12
Shilling	Texas	100.0%	0.11	0.11
Venice	Louisiana	13.1% (3)	0.10	0.75
Indian Springs	Texas	75.0% (2)	0.09	0.12
Burns Point	Louisiana	50.0% (2)	0.08	0.16
Chaparral	New Mexico	100.0%	0.04	0.04
Total			9.02	11.92

(1)   The approximate net gas processing capacity does not necessarily correspond to our ownership interest in each facility.  It is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)   We proportionately consolidate our undivided interest in these operating assets.
(3)   Our ownership in the Venice plant is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C. ("VESCO").

Our natural gas processing facilities can be characterized as two distinct types: (i) straddle plants situated on mainline natural gas pipelines owned either by us or by third parties or (ii) field plants that process natural gas from gathering pipelines.  We operate all of our natural gas processing facilities except for the Pascagoula, Venice and Indian Basin plants.  On a weighted-average basis, utilization rates for our natural gas processing plants were 59.1%, 54.1% and 55.9% during the years ended December 31, 2014, 2013 and 2012, respectively.

In March 2013, we completed the third and final phase (or "train") at our Yoakum natural gas processing facility.  In the aggregate, the three processing trains at Yoakum can process up to a combined 1.05 Bcf/d of natural gas and extract approximately 144 MBPD of mixed NGLs.  The Yoakum facility processes natural gas produced primarily from the Eagle Ford Shale and is linked by pipeline to our Wilson natural gas storage facility and various downstream markets.  Mixed NGLs extracted at the Yoakum plant are transported to our NGL fractionation and storage complex at Mont Belvieu, Texas.

In September 2014, we announced plans to construct a new cryogenic natural gas processing plant in Eddy County, New Mexico and associated natural gas and NGL pipeline infrastructure to facilitate growing production of NGL-rich natural gas in the Delaware Basin, a prolific production area in West Texas and southern New Mexico.  These assets are expected to begin operations in the first quarter of 2016.  The South Eddy natural gas processing plant is expected to have an initial capacity of 200 MMcf/d of natural gas, with the potential for future expansions.  Upon completion, this will bring our total natural gas processing plant capacity in the Delaware Basin to approximately 400 MMcf/d.

To supply the new South Eddy plant, we plan to construct approximately 80 miles of natural gas gathering pipelines to complement our existing 1,500 miles of natural gas gathering pipelines located in the Delaware Basin.  We also expect to build a 75-mile, 12-inch diameter NGL pipeline to transport NGLs from the South Eddy plant to our Hobbs NGL fractionation and storage facility located in Gaines County, Texas.  As a result of multiple pipeline connections at our Hobbs facility, shippers will have access to our NGL fractionation and storage complex at Mont Belvieu, Texas. Additionally, we plan to deliver residue gas from the South Eddy plant through new interconnections with existing third party pipelines located in the vicinity of the plant.

Our NGL marketing activities generate revenues from merchant activities such as term and spot sales of NGLs, which we take title to through our natural gas processing activities (i.e., our equity NGL production) and open market and contract purchases.  The results of operations from NGL merchant sales are primarily dependent on the difference between NGL sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing adjustments for factors such as location, timing or NGL product quality.  Market prices for NGLs are subject to fluctuations in response to changes in supply and demand and a variety of additional factors that are beyond our control.  Periodically, we attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Our NGL export facilities play an integral role in meeting the needs of customers wanting to export NGLs from the U.S. Gulf Coast.  Our NGL marketing group assists customers in meeting their export requirements (e.g., through long-term sales contracts with take or pay provisions and/or exchanges of NGLs with export customers) and arranging access to our export facility.  We expect export-related sales volumes to increase over the next three years due to existing customer commitments and expanded capacity at our Houston Ship Channel NGL export facility.

Our NGL marketing activities utilize a fleet of approximately 740 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, California, Kansas, Louisiana, Minnesota, Mississippi, Nevada, New York, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers.

NGL pipelines.  Our NGL pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities, refineries and import terminals to fractionation plants and storage facilities; gather and distribute purity NGL products to and from fractionation plants, storage and terminal facilities, petrochemical plants, export facilities and refineries; and deliver propane and ethane to destinations along our various pipeline systems.

The results of operations from our NGL pipelines are primarily dependent upon the volume of NGLs transported and the associated fees we charge for such transportation services.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission ("FERC"), or contractual arrangements.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain NGL pipeline transportation agreements (e.g., those associated with committed shippers on our Texas Express Pipeline, Front Range Pipeline, ATEX and Aegis Ethane Pipeline), customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper "make-up rights").  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

Excluding inventories owned in connection with our marketing activities, we typically do not take title to the products transported by our NGL pipelines; rather, the shipper retains title and the associated commodity price risk.

The following table presents selected information regarding our NGL pipelines at February 1, 2015:

		Our
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
NGL pipelines:
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	8,065
South Texas NGL Pipeline System	Texas	100.0%	1,918
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,306
Seminole Pipeline (1)	Texas	100.0%	1,249
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,205
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,002
Louisiana Pipeline System	Louisiana	100.0%	953
Texas Express Pipeline (1)	Texas	35.0% (2)	593
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (3)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (4)	447
Promix NGL Gathering System	Louisiana	50.0% (5)	351
Rio Grande Pipeline (1)	Texas	70.0% (6)	249
Houston Ship Channel	Texas	100.0%	224
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Panola Pipeline	Texas	55.0% (7)	188
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (8)	167
Chunchula Pipeline (1)	Alabama, Mississippi	100.0%	147
Texas Express Gathering System	Texas, Oklahoma	45.0% (9)	116
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	60
Others (six systems) (9)	Various	Various (11)	311
Total			19,329

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
(7)   On January 1, 2015, we formed a joint venture and assigned a 45% interest in Panola Pipeline Company, LLC ("Panola") to third parties.  Prior to January 1, 2015, Panola was a wholly owned subsidiary of ours.
(8)   We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(9)   Our ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC ("Texas Express Gathering").
(10)   Includes our Belle Rose and Wilprise pipelines located in the coastal regions of Louisiana; two Port Arthur pipelines located in southeast Texas; our San Jacinto pipeline located in East Texas; and a pipeline in Colorado associated with our Meeker facility. Transportation services provided by the Belle Rose and Wilprise pipelines are regulated by governmental agencies.
(11)   We own a 74.7% consolidated interest in the 30-mile Wilprise pipeline through our majority owned subsidiary, Wilprise Pipeline Company, LLC.  We proportionately consolidate our 50% undivided interest in a 45-mile segment of the Port Arthur pipelines.  The remainder of these NGL pipelines are wholly owned.

As noted previously, certain of our NGL pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines, including tariffs charged for transportation services.

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 2,636 MBPD, 2,540 MBPD and 2,327 MBPD during the years ended December 31, 2014, 2013 and 2012, respectively.

The following information describes each of our principal NGL pipelines.  We operate our NGL pipelines with the exception of the Texas Express Gathering System and Tri-States NGL Pipeline.

▪
The Mid-America Pipeline System is an NGL pipeline system consisting of four primary segments: the 3,147-mile Rocky Mountain pipeline, the 2,136-mile Conway North pipeline, the 624-mile Ethane-Propane Mix pipeline and the 2,158-mile Conway South pipeline.  The Mid-America Pipeline System is present in 13 states: Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas, Utah, Wisconsin and Wyoming.  The Rocky Mountain pipeline transports mixed NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to the Hobbs NGL hub located on the Texas-New Mexico border.  The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest.  NGL hubs such as those at Hobbs and Conway provide buyers and sellers a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines.  The Ethane-Propane Mix segment transports ethane/propane mix primarily to petrochemical plants in Iowa and Illinois from the NGL hub at Conway.  The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole Pipeline and Hobbs NGL fractionation and storage facility.  The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals that we own and operate.

Volumes transported on the Mid-America Pipeline System primarily originate from natural gas processing plants in the Rocky Mountains and Mid-Continent regions, as well as NGL fractionation and storage facilities in Kansas and Texas.

In January 2014, we completed an expansion project involving the Rocky Mountain pipeline of our Mid-America Pipeline System. This expansion project involved looping 265 miles of the Rocky Mountain pipeline, as well as related pump station modifications, which increased transportation capacity on the pipeline from approximately 275 MBPD to 350 MBPD. This expansion project was built to accommodate growing natural gas and NGL production from major supply basins in Colorado, Utah and Wyoming.

▪
The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas. This system gathers and transports mixed NGLs from natural gas processing plants in South Texas (owned by us or third parties) to our NGL fractionators in South Texas and Mont Belvieu, Texas. In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with common carrier NGL pipelines. This includes using parts of our South Texas NGL Pipeline System in connection with our Aegis Ethane Pipeline to extend our planned ethane header system from Mont Belvieu, Texas to Corpus Christi, Texas.  The South Texas NGL Pipeline System also connects our South Texas NGL fractionators with our storage facility in Mont Belvieu, Texas.

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

▪
The ATEX, or Appalachia-to-Texas Express, pipeline primarily transports ethane in southbound service from four NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu storage complex.  The ethane extracted by these fractionation facilities originates from the Marcellus and Utica Shale production areas.  ATEX began commercial operations in January 2014 and operates in nine states:  Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.  In addition to newly constructed pipeline segments, significant portions of ATEX consist of pipeline segments that were formerly used in refined products transportation service by our TE Products Pipeline. Initial throughput capacity for ATEX is 125 MBPD, which could be expanded to approximately 265 MBPD with certain system modifications.

ATEX terminates at our Mont Belvieu storage complex, which includes approximately 111 MMBbls of NGL and petroleum liquid storage capacity and an extensive pipeline distribution system. With the addition of our Aegis Ethane Pipeline, we will link Marcellus and Utica Shale-produced ethane to existing ethylene production facilities along the U.S. Gulf Coast and provide supply security to support construction of new third party ethylene plants currently planned at Texas and Louisiana petrochemical facilities. Also, since our Houston region pipeline network supports our export terminals on the Houston Ship Channel, ethane volumes delivered to Mont Belvieu via ATEX may contribute to future exports of U.S.-produced ethane to international markets.

▪
The Chaparral NGL System transports mixed NGLs from natural gas processing plants in West Texas and New Mexico to Mont Belvieu, Texas.  This system consists of the 822-mile Chaparral pipeline and the 180-mile Quanah pipeline.  Interstate and intrastate transportation services provided by the Chaparral pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

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

▪
The Texas Express Pipeline extends from Skellytown, Texas to our NGL fractionation and storage complex at Mont Belvieu, Texas.  This pipeline commenced operations in November 2013.  Mixed NGLs from the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown.  The Texas Express Pipeline also transports mixed NGLs from two gathering systems owned by Texas Express Gathering to Mont Belvieu.  In addition, mixed NGLs from the Denver-Julesburg supply basin are transported to the Texas Express Pipeline using the Front Range Pipeline, which commenced operations in February 2014.  Throughput capacity for the Texas Express Pipeline is 280 MBPD, which could be expanded to approximately 400 MBPD with certain system modifications.

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

▪
The Panola Pipeline transports mixed NGLs from points near Carthage, Texas to Mont Belvieu and  supports the Haynesville and Cotton Valley oil and gas production areas.  In January 2015, we announced an expansion project involving the Panola Pipeline consisting of the installation of 60 miles of new pipeline, as well as pumps and other related equipment designed to increase the system's throughput capacity by 50 MBPD to approximately 100 MBPD.   The incremental capacity is expected to be available in the first quarter of 2016.

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

▪
The Texas Express Gathering System is comprised of two NGL gathering systems that deliver volumes to the Texas Express Pipeline.  These gathering systems commenced operations in November 2013.  The Elk City gathering system is currently comprised of 55 miles of pipeline and gathers mixed NGLs from natural gas processing plants in the Anadarko/Granite Wash production area located in the Texas Panhandle and western Oklahoma.  The North Texas gathering system currently comprises 61 miles of pipeline and gathers mixed NGLs from natural gas processing plants in the Barnett Shale production area in North Texas.  Enbridge serves as operator of these two NGL gathering systems.

▪
The Aegis Ethane Pipeline (or "Aegis") represents a key component of our planned ethane header system stretching from Corpus Christi, Texas to the Mississippi River in Louisiana.  In September 2014, we completed the first segment, or 60 miles, of the planned 270-mile Aegis pipeline.   As a result of this completion, we commenced ethane deliveries between our Mont Belvieu storage complex and customers in Beaumont, Texas.  After taking into account existing South Texas midstream infrastructure and completion of the first segment of Aegis, our ethane header system is now in service from Corpus Christi to Beaumont. The remainder of Aegis will be completed in two phases: the next segment between Beaumont and Lake Charles, Louisiana is expected to be completed in the third quarter of 2015 and the final segment from Lake Charles to the Mississippi River is expected to be completed by the end of 2015.  Aegis is expected to have a throughput capacity of up to 425 MBPD.

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

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2015:

Net Usable
Storage
Capacity
Storage Capacity by State	(MMBbls)
Texas	125.9
Louisiana	14.0
Kansas	8.6
Mississippi	5.1
Others (1)	7.2
Total (2)	160.8

(1)   Includes storage capacity at facilities in Alabama, Arizona, California, Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Nevada, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina and Wisconsin.
(2)   Our aggregate net usable storage capacity includes 17.8 MMBbls held under long-term operating leases at facilities located in Indiana, Kansas, Louisiana and Texas.  Approximately 1.5 MMBbls of our net usable storage capacity in Louisiana is held indirectly through our equity method investment in Promix.  The remainder of our NGL underground storage caverns and above ground storage tanks are wholly owned.

Our NGL and related product storage facilities are important components of our midstream energy infrastructure.  We operate these facilities, with the exception of certain Louisiana storage locations, the leased Markham facility in Texas and another leased facility in Kansas.  Our largest underground storage facility is located in Mont Belvieu, Texas.  This facility consists of 35 underground storage caverns used to store and redeliver mixed NGLs and NGL purity, petrochemical and related products for industrial customers located along the upper Texas Gulf Coast.  This facility has an aggregate usable storage capacity of approximately 111 MMBbls, a brine system with approximately 20 MMBbls of above-ground brine storage pit capacity and four wells available for brine production.

Houston Ship Channel NGL export dock and related operations.   We own a marine terminal located on the Houston Ship Channel having the capability to load cargoes of fully refrigerated, low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Currently, the terminal has a loading capability of up to 7.5 MMBbls per month of LPG.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays such as the Eagle Ford Shale and international demand for propane as a feedstock in ethylene plant operations and for power generation and heating purposes.  Our average LPG loading volumes at this export terminal were 248 MBPD, 231 MBPD and 131 MBPD during the years ended December 31, 2014, 2013 and 2012, respectively.

In September 2013, we announced an expansion project at this export terminal that is expected to increase its ability to load cargoes from 7.5 MMBbls per month to approximately 9.0 MMBbls per month.   This expansion project is expected to be completed in the first quarter of 2015.  In January 2014, we announced a further expansion of this export terminal that is expected to increase its loading capability from approximately 9.0 MMBbls per month to in excess of 16.0 MMBbls per month by the end of 2015. We expect our maximum loading capacity at this terminal to be approximately 27,000 barrels per hour once the expansion projects, which are supported by long-term LPG export agreements, are completed.

We also own an NGL import facility located at the same terminal as our Houston Ship Channel LPG export terminal.  This import facility can offload NGLs from tanker vessels at rates up to 14,000 barrels per hour depending on the product.  Our NGL import volumes were minimal during each of the years ended December 31, 2014, 2013 and 2012.

Historically, we leased the site that our Houston Ship Channel NGL import and LPG export facility is located on from Oiltanking.  Due to completion of the Oiltanking Merger in February 2015, we now own these facilities.

The results of operations from our export and import terminals are primarily dependent upon the volume handled and the associated fees we charge for such services.  Revenue from NGL import and LPG export terminaling activities is recorded in the period services are provided.  Customers, which include our NGL marketing business, are typically billed a fee per unit of volume loaded or unloaded.

Houston Ship Channel ethane export dock.  In April 2014, we announced plans to construct a fully refrigerated ethane export facility on the Houston Ship Channel.  The new facility, which is located near La Porte, Texas, is expected to have an aggregate loading rate of approximately 10,000 barrels per hour and is supported by long-term contracts.  The ethane export facility will be integrated with our Mont Belvieu NGL fractionation and storage complex.  We believe that our integrated NGL system offers supply assurance and diversification for the ethane export facility.  We expect the ethane export facility to begin operations in the third quarter of 2016.

Our ethane export facility will provide new markets for domestically-produced ethane, and will assist U.S. producers in increasing their associated production of natural gas and crude oil.  We estimate that U.S. ethane production capacity currently exceeds U.S. demand by 400 to 500 MBPD and could exceed demand by up to 700 MBPD by 2020, after considering the estimated incremental demand from new ethylene facilities that have been announced.

NGL fractionation.  We own or have interests in 15 NGL fractionators, which separate mixed NGL streams into purity NGL products, located in Texas and Louisiana.  The primary sources of mixed NGLs fractionated in the U.S. are domestic natural gas processing plants, crude oil refineries and imports of butane and propane mixtures.  Mixed NGLs sourced from domestic natural gas processing plants and crude oil refineries are typically transported to NGL fractionation facilities by NGL pipelines and, to a lesser extent, by railcar and truck.

Mixed NGLs extracted by domestic natural gas processing plants (e.g., by our Yoakum plant) represent the largest source of volumes processed by our NGL fractionators.  Based upon industry data, we believe that sufficient volumes of mixed NGLs, especially those originating from natural gas processing plants located along the Gulf Coast and in the Rocky Mountains and Mid-Continent regions, will be available for fractionation in commercially viable quantities for the foreseeable future.  Significant volumes of mixed NGLs are contractually committed to be processed at our NGL fractionators by joint owners and third party customers.

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

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2015:

		Our	Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Mont Belvieu	Texas	Various (2)	572	670
Shoup and Armstrong	Texas	100.0%	98	98
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (3)	73	145
BRF	Louisiana	32.2% (4)	19	60
Tebone	Louisiana	55.9% (5)	17	30
Total			929	1,153

(1)   The approximate net plant capacity does not necessarily correspond to our ownership interest in each facility.  It is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)   Six of our eight Mont Belvieu NGL fractionators are held jointly with third parties. We proportionately consolidate a 75% undivided interest in three units and substantially all of a fourth unit.  We own a 75% consolidated equity interest in NGL fractionators seven and eight through our majority owned subsidiary, Enterprise EF78 LLC.  The remaining two units, NGL fractionators five and six are wholly owned by us.
(3)   Our ownership interest in the Promix fractionator is held indirectly through our equity method investment in Promix.
(4)   Our ownership interest in the BRF fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC ("BRF").
(5)   We proportionately consolidate our undivided 55.9% interest in the Tebone fractionator.

On a weighted-average basis, overall utilization rates for our NGL fractionators were 89.4%, 88.5% and 91.9% during the years ended December 31, 2014, 2013 and 2012, respectively. We operate all of our NGL fractionators.

The following information describes each of our principal NGL fractionators:

▪
Our Mont Belvieu NGL fractionation complex is located at Mont Belvieu, Texas, which is a key hub of the global NGL industry.  Our Mont Belvieu NGL fractionation assets process mixed NGLs from several major NGL supply basins in North America, including the Eagle Ford Shale, Rocky Mountains, Mid-Continent, Permian Basin and San Juan Basin.  Our Mont Belvieu NGL fractionation complex features connectivity to our network of NGL supply and distribution pipelines, approximately 111 MMBbls of salt dome storage capacity, and access to international markets through our existing LPG export facility and future ethane export facility.

We placed the seventh and eighth NGL fractionators at our Mont Belvieu complex into operation in September 2013 and November 2013, respectively.  These two new fractionators (each with 85 MBPD of fractionation capacity) were built to handle NGL production from domestic shale plays, including the Eagle Ford Shale in South Texas and other supply basins in the Rocky Mountains and Mid-Continent regions.

In September 2014, we announced plans to build a ninth NGL fractionator adjacent to our complex in Mont Belvieu, Texas.  If constructed, the ninth fractionator is expected to have a capacity of 85 MBPD.  We have secured the required permits and emission credits for the ninth and a possible, similarly-sized tenth NGL fractionator at Mont Belvieu.   We are evaluating the timing of these projects in light of current business conditions.

▪
Our Shoup and Armstrong fractionators process mixed NGLs supplied by our South Texas natural gas processing plants.  Purity NGL products from the Shoup and Armstrong fractionators are transported to local markets in the Corpus Christi area and also to Mont Belvieu, Texas using our South Texas NGL Pipeline System.

▪
Our Hobbs NGL fractionator serves NGL producers in West Texas, New Mexico, California and northern Mexico.  The Hobbs fractionator receives mixed NGLs from several major supply basins, including the Mid-Continent, Permian Basin, San Juan Basin and Rocky Mountains.  The facility is located at the interconnect of our Mid-America Pipeline System and Seminole Pipeline, thus providing us the operating flexibility to supply both the nation's largest NGL hub at Mont Belvieu as well as access to the second-largest NGL hub at Conway, Kansas.

▪
Our Norco NGL fractionator receives mixed NGLs via pipeline from refineries and natural gas processing plants located in southern Louisiana and along the Mississippi and Alabama Gulf Coast, including our Pascagoula, Venice and Toca facilities.

▪
The Promix NGL fractionator receives mixed NGLs via pipeline from natural gas processing plants located in southern Louisiana and along the Mississippi Gulf Coast, including our Neptune and Pascagoula facilities.  In addition to the Promix NGL Gathering System, Promix owns three NGL storage caverns and leases a fourth NGL storage cavern.  Promix also owns a barge loading facility.

▪	The BRF fractionator receives mixed NGLs from natural gas processing plants located in Alabama, Mississippi and southern Louisiana.

Seasonality.  Our natural gas processing and NGL fractionation operations typically exhibit little seasonal variation.  Our NGL marketing activities utilize inventories of purity NGL products.  Propane and normal butane inventories are typically at higher levels from March through November since these products are normally in higher demand and at higher price levels during the winter months.  Ethane, isobutane and natural gasoline inventories are generally stable and less cyclical throughout the year.

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

We compete with a number of NGL fractionators in Texas, Louisiana, New Mexico and Kansas.  Competition for such services is primarily based on the fractionation fee charged.  However, the ability of an NGL fractionator to receive a customer's mixed NGLs and store and distribute the resulting purity NGL products is also an important competitive factor and is a function of having the necessary pipeline and storage infrastructure.

Onshore Natural Gas Pipelines & Services

Our Onshore Natural Gas Pipelines & Services business segment includes approximately 19,300 miles of onshore natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  We lease underground salt dome natural gas storage facilities located in Texas and Louisiana and own an underground salt dome storage cavern in Texas, all of which are important to our natural gas pipeline operations.  This segment also includes our related natural gas marketing activities.

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

The following table presents selected information regarding our onshore natural gas pipelines and related storage assets at February 1, 2015:

				Approximate Net Capacity
		Our			Usable
		Ownership	Length	Pipelines	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(Bcf)
Onshore natural gas pipelines and related storage assets:
Texas Intrastate System (1)	Texas	Various (2)	8,173	6,640	12.9
Acadian Gas System (1)	Louisiana	100.0% (3)	1,324	3,100	1.3
Jonah Gathering System	Wyoming	100.0%	786	2,360	--
San Juan Gathering System	New Mexico, Colorado	100.0%	6,126	1,750	--
Piceance Basin Gathering System	Colorado	100.0%	189	1,600	--
White River Hub (4)	Colorado	50.0% (5)	10	1,500	--
Haynesville Gathering System	Louisiana, Texas	100.0%	358	1,300	--
Fairplay Gathering System	Texas	100.0% (6)	275	285	--
Carlsbad Gathering System	Texas, New Mexico	100.0%	920	220	--
Indian Springs Gathering System (7)	Texas	80.0% (8)	174	160	--
Delmita Gathering System	Texas	100.0%	199	145	--
South Texas Gathering System	Texas	100.0%	510	143	--
Big Thicket Gathering System (7)	Texas	100.0%	256	60	--
Total			19,300		14.2

(1)   Transportation services provided by these systems are regulated by governmental agencies.
(2)   Of the 8,173 miles comprising the Texas Intrastate System, we lease 240 miles from a third party.  We proportionately consolidate our undivided interests, which range from 22% to 80%, in 1,459 miles of pipeline.  Our Wilson natural gas storage facility consists of five underground salt dome natural gas storage caverns with 12.9 Bcf of usable storage capacity, four of which (comprising 6.9 Bcf of usable capacity) are held under an operating lease that expires in January 2028.  The remainder of our Texas Intrastate System is wholly owned.
(3)   The Acadian Gas System is wholly owned except for an underground salt dome natural gas storage facility that we hold under an operating lease that expires in December 2018.
(4)   Interstate transportation service provided by this facility is regulated by governmental agencies.
(5)   Our ownership interest in the White River Hub facility is held indirectly through our equity method investment in White River Hub, LLC ("White River Hub").
(6)   The Fairplay Gathering System includes approximately 52 miles of pipeline held under an operating lease.
(7)   Intrastate transportation services provided by the Indian Springs Gathering System and Big Thicket Gathering System are regulated by governmental agencies.
(8)   We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.

As noted previously, certain of our natural gas pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of natural gas pipelines, including tariffs charged for transportation services.

On a weighted-average basis, overall utilization rates for our onshore natural gas pipelines were approximately 60.5%, 65.2% and 67.7% during the years ended December 31, 2014, 2013 and 2012, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where throughput capacity is reserved whether or not the shipper actually utilizes such capacity.

The following information describes each of our principal onshore natural gas pipelines.  With the exception of the White River Hub and certain segments of the Texas Intrastate System, we operate our onshore natural gas pipelines and storage facilities.

▪
The Texas Intrastate System is comprised of the 6,833-mile Enterprise Texas pipeline system, the 629-mile Channel pipeline system, the 584-mile Waha gathering system and the 127-mile TPC Offshore gathering system.  The Wilson natural gas storage facility, which is an important part of the Texas Intrastate System, is comprised of a network of underground salt dome storage caverns located in Wharton County, Texas.

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

▪
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 584-mile Cypress pipeline, 444-mile Acadian pipeline, 270-mile Haynesville Extension pipeline and 26-mile Enterprise Pelican pipeline.  The Acadian Gas System includes a leased underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric generation plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.

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

▪
The Haynesville Gathering System consists of the 215-mile State Line gathering system, the 73-mile Southeast Mansfield gathering system and the 70-mile Southeast Stanley gathering system. The Haynesville Gathering System gathers natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Haynesville Extension pipeline) markets served by our Acadian Gas System.

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

In addition to our natural gas pipelines, we own a natural gas treating facility (the "Central Treating Facility") located in Rio Blanco County, Colorado.  This facility can treat up to 200 MMcf/d of natural gas and serves Exxon Mobil Corporation's ("ExxonMobil") producing properties in the Piceance Basin.  Natural gas delivered to the Central Treating Facility by ExxonMobil is treated to remove impurities and transported to our Meeker gas plant for further processing.

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

We are exposed to commodity price risk to the extent that we take title to natural gas volumes in connection with our natural gas marketing activities and certain intrastate natural gas transportation contracts.  In addition, we purchase and resell natural gas for certain producers that use our San Juan, Carlsbad and Jonah Gathering Systems and certain segments of our Acadian Gas and Texas Intrastate Systems.  Also, several of our natural gas gathering systems, while not providing marketing services, have some exposure to risks related to fluctuations in commodity prices through transportation arrangements with shippers.  For example, nearly all of the transportation revenues generated by our San Juan Gathering System are based on a percentage of a regional natural gas price index.  This index may fluctuate based on a variety of factors, including changes in natural gas supply and consumer demand.  We use derivative instruments to mitigate our exposure to commodity price risks associated with our natural gas pipelines and services business.

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

Onshore Crude Oil Pipelines & Services

Our Onshore Crude Oil Pipelines & Services business segment includes approximately 5,400 miles of onshore crude oil pipelines, crude oil storage terminals located in Oklahoma and Texas, and our crude oil marketing activities.  This business also includes a fleet of approximately 560 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport crude oil for us and third parties.

Onshore crude oil pipelines.  Our onshore crude oil pipeline systems gather and transport crude oil in New Mexico, Oklahoma and Texas to refineries, centralized storage terminals and connecting pipelines.

The results of operations from crude oil transportation services are primarily dependent upon the volume of crude oil transported and the level of fees charged to shippers (typically per barrel of crude oil).  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Typically, revenue associated with these arrangements is recognized when volumes have been transported and delivered; however, under certain of our crude oil pipeline transportation agreements (e.g., certain shippers on Seaway), customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

The following table presents selected information regarding our onshore crude oil pipelines at February 1, 2015:

		Our	Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Crude oil pipelines:
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (2)	1,300
Red River System (1)	Texas, Oklahoma	100.0%	1,602
West Texas System (1)	Texas, New Mexico	100.0%	899
South Texas Crude Oil Pipeline System (1)	Texas	100.0%	860
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (3)	519
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (4)	175
Total			5,355

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

The maximum number of barrels per day that our onshore crude oil pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 1,278 MBPD, 1,175 MBPD and 828 MBPD during the years ended December 31, 2014, 2013 and 2012, respectively.

As noted previously, certain of our crude oil pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information.

The following information describes each of our principal onshore crude oil pipelines, all of which we operate with the exception of the Basin Pipeline and Eagle Ford Crude Oil Pipeline System.

▪
The Seaway Pipeline connects the Cushing, Oklahoma crude oil hub with markets in Southeast Texas.  The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System.  The Cushing hub is a major industry trading hub and price settlement point for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange.

The Longhaul System consists of two 500-mile, 30-inch diameter pipelines that provide north-to-south transportation of crude oil from the Cushing hub to Seaway's Jones Creek terminal located near Freeport, Texas and our terminal located near Katy, Texas.  We completed the second of these two pipelines (referred to as the "Seaway Loop") in July 2014. With the looping project complete, the aggregate transportation capacity of the Longhaul System is approximately 850 MBPD, depending on the type and mix of crude oil being transported and other variables. Crude oil deliveries using the Seaway Loop commenced in December 2014.

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

In total, the Seaway Pipeline includes 7.9 MMBbls of crude oil storage tank capacity (3.9 MMBbls net to our ownership interest).  This includes two storage tanks at the Jones Creek terminal that are connected to the Longhaul System and two storage tanks owned by Seaway that are located at our Enterprise Crude Houston ("ECHO") terminal.

In January 2013, Seaway made certain pump station additions and modifications at its Cushing origin.  In January 2014, Seaway placed into service a 65-mile, 36-inch diameter pipeline from its Jones Creek terminal to our ECHO terminal. In August 2014, Seaway completed construction of an additional 100-mile, 30-inch diameter pipeline between ECHO and refinery customers in the Beaumont/Port Arthur, Texas area. In January 2015, Seaway placed into service the aforementioned two storage tanks at our ECHO terminal.

The interstate tariffs charged by Seaway to its committed and uncommitted shippers are the subject of an ongoing rate proceeding at the FERC.  For information regarding this proceeding, see "Regulatory Matters – FERC Regulation – Liquids Pipelines," within this Part I, Item 1 and 2 discussion.

▪
The Red River System transports crude oil from North Texas and southern Oklahoma for delivery to local refineries and pipeline interconnects for further transportation to the Cushing hub.  The Red River System is connected to 1.2 MMBbls of crude oil storage capacity that we own and operate.

▪
The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility in Midland, Texas.  The West Texas System is connected to 0.5 MMBbls of crude oil storage capacity that we own and operate.

▪
The South Texas Crude Oil Pipeline System transports crude oil originating in South Texas, including growing production from the Eagle Ford Shale supply basin, to refineries in the Greater Houston area.

The South Texas Crude Oil Pipeline System includes our Eagle Ford Expansion pipeline, which has a crude oil transportation capacity of 350 MBPD.  The Eagle Ford Expansion pipeline originates at our Lyssy station in Wilson County, Texas and extends 147 miles to Sealy, Texas.  It includes 2.4 MMBbls of crude oil storage consisting of 0.2 MMBbls in Karnes County, Texas, 0.6 MMBbls in Wilson County, Texas, 0.4 MMBbls in Gonzales County, Texas and 1.2 MMBbls at Sealy.  Crude oil supplies arriving at Sealy on the Eagle Ford Expansion pipeline are delivered to refiners in the Greater Houston area using affiliate and third party owned pipelines.  In addition, shippers have access to our ECHO crude oil storage terminal.

Including the storage capacity associated with the Eagle Ford Expansion pipeline, the South Texas Crude Oil Pipeline System includes a total of 3.4 MMBbls of crude oil storage capacity that we own and operate.

The South Texas Crude Oil Pipeline System includes our Rancho I and II pipelines.  The Rancho I pipeline  extends 63 miles from Sealy, Texas to our ECHO terminal.  We are currently constructing a loop pipeline (the "Rancho II" pipeline) that will consist of 88-miles of 36-inch diameter pipe extending from Sealy to ECHO.  We expect the Rancho II pipeline to be completed in July 2015.

▪
The Basin Pipeline transports crude oil from the Permian Basin in West Texas and southern New Mexico to the Cushing hub.  The Basin Pipeline includes 5 MMBbls of crude oil storage capacity (0.8 MMBbls net to our ownership interest).

▪
The Eagle Ford Crude Oil Pipeline System transports crude oil and condensate for producers in South Texas.  This system consists of a 140-mile crude oil and condensate pipeline extending from Gardendale, Texas in LaSalle County to Three Rivers, Texas in Live Oak County and continuing on to Corpus Christi, Texas. The system also includes a 35-mile pipeline segment extending from Three Rivers to an interconnect with our South Texas Crude Oil Pipeline System in Wilson County.  The Eagle Ford Crude Oil Pipeline System, which commenced operations in July 2013, currently has a transportation capacity of 300 MBPD and includes a marine barge terminal facility at Corpus Christi and 1.8 MMBbls of storage capacity across the system (0.9 MMBbls net to our ownership interest).  Plains All American Pipeline, L.P. ("Plains"), our joint venture partner in the pipeline, serves as operator of the system.

In September 2013, we, along with Plains, announced an expansion of the Eagle Ford Crude Oil Pipeline System. This expansion project is expected to increase the pipeline system's capacity to transport light and medium grades of crude oil from 300 MBPD to 470 MBPD in order to accommodate expected volumes from Plains' Cactus pipeline.  In addition, the joint venture will construct an additional 2.3 MMBbls of storage capacity at Gardendale, Tilden and Corpus Christi, Texas.  In November 2014, we, along with Plains, announced a second major expansion project involving the Eagle Ford Crude Oil Pipeline System.  This expansion project entails the construction of a new 55-mile crude oil gathering system that will connect Karnes County and Live Oak County production areas in Texas to the joint venture's Three Rivers terminal.  The joint venture will also construct an additional 70-mile, 20-inch pipeline from Three Rivers to Corpus Christi as well as expand storage and pumping capacity at Three Rivers.  When combined with the expansion project announced in September 2013, this project effectively loops the Eagle Ford Crude Oil Pipeline System from Gardendale to Corpus Christi and increases the system's capacity to transport light and medium grades of crude oil to over 600 MBPD.  Both expansion projects are supported by long-term production commitments and are expected to be placed into service in the third quarter of 2015.

In November 2014, the joint venture also announced plans to construct a new deep water marine terminal on the Corpus Christi ship channel to support the expected increase in crude oil volumes to be shipped via pipeline to the region. The dock is being designed to handle a variety of ocean-going vessels and is expected to be in service by 2017.

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

Historically, southeast Texas refineries have been supplied primarily by waterborne imports of crude oil.  With the increase in North American production, crude oil from the Eagle Ford, Permian, Mid-Continent, Bakken and Canada is flowing into Southeast Texas and displacing waterborne crude oil imports. Due to growing domestic production, we expect a significant increase in North American crude oil deliveries to the Gulf Coast market, which currently lacks sufficient storage capacity and has an inadequate distribution system for handling these varying grades of domestic crude oil.  In response, we are in the process of expanding our Oiltanking Houston and ECHO crude oil terminals (as described below).  Upon completion of these expansion projects, we will be able to provide Gulf Coast refiners with an integrated system featuring supply diversification, significant storage capabilities and a high capacity pipeline distribution system that will be directly connected to customers having an aggregate refining capacity of approximately 3.9 MMBPD.

The following table presents selected information regarding our crude oil terminals at February 13, 2015:

		Our	Storage
		Ownership	Capacity
Description of Asset	Location(s)	Interest	(MMBbls)
Crude oil terminals:
Houston Ship Channel terminal	Texas	100.0%	20.1
ECHO terminal	Texas	Various (1)	3.0
Cushing terminal	Oklahoma	100.0%	3.3
Midland terminal	Texas	100.0%	1.4
Morgan's Point terminal	Texas	100.0%	0.3
Total			28.1

(1)   We own 100% of six tanks at our ECHO terminal having a combined capacity of 2.0 MMBbls.  Seaway owns two tanks at our ECHO terminal having a combined capacity of 1.0 MMBbls, of which we have an indirect 50% ownership interest through our equity method investment in Seaway.

The following information describes each of our principal crude oil storage terminals, all of which we operate.

▪
The Houston Ship Channel terminal complex, which consists of Oiltanking's Jacintoport and Appelt terminals, is one of the largest such facilities on the Gulf Coast and provides terminaling services to major integrated oil companies, marketers, distributors and chemical companies.  We acquired a controlling financial interest in Oiltanking on October 1, 2014 and completed the Oiltanking Merger on February 13, 2015.  We now own 100% of the Houston Ship Channel terminal complex.

Our storage and distribution network is highly integrated with the greater Houston petrochemical and refining complex. As of December 31, 2014, crude oil and condensates accounted for approximately 82% of the terminal's active storage capacity, with refined products and specialty chemicals accounting for the remaining capacity.  Substantially all of the terminal's current storage capacity of 20.1 MMBbls was under firm contract at December 31, 2014.

Our Houston Ship Channel terminal complex has extensive waterfront access, consisting of six deep-water ship docks and two barge docks. We can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel. We believe that our location on the Houston Ship Channel to the east of the Beltway 8 Bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 Bridge because our waterfront has fewer draft and beam restrictions.

The size and structure of our waterfront at the Houston facility allows us not only to receive and unload products for our storage customers, but also to provide third party docking services for which we receive throughput fees.  Our LPG export and NGL import terminals, both of which are a component of our NGL Pipelines & Services business segment, are located at the Houston Ship Channel terminal complex.

We believe our Houston Ship Channel terminal complex is well positioned to take advantage of changing crude oil logistics along the Gulf Coast as a result of announced third party pipeline construction projects and waterborne and rail movements. In response, a number of expansion projects are underway at the Houston Ship Channel terminal complex. Since 2012, Oiltanking has announced expansion projects at our Appelt terminal totaling approximately 10.0 MMBbls of crude oil storage capacity, of which approximately 6.9 MMBbls has been placed into service as of December 31, 2014.  We expect to place the remaining 3.1 MMBbls of crude oil storage capacity into service in the fourth quarter of 2015 and in the first quarter of 2016.

In addition to the Appelt projects, we are expanding the pipeline infrastructure associated with our Houston Ship Channel terminal to include connectivity with Crossroads Junction, which is the termination point of the Houston lateral of TransCanada Corporation's Gulf Coast Pipeline and the origination point of Shell Pipeline's Houston-to-Houma, or Ho-Ho, Pipeline.  We completed a new 24-inch pipeline in late 2014 that provides our terminal customers direct access to the origination point of the Ho-Ho Pipeline, which transports crude oil from the Houston area eastbound to refining centers in Texas and Louisiana. We are constructing a 36-inch pipeline that will give our terminal customers access to the termination point of the Gulf Coast Pipeline, which is expected to connect to the Keystone XL pipeline if approved and constructed.   We expect that the 36-inch pipeline will be completed by mid-2015.

▪
The ECHO, or Enterprise Crude Houston, storage terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston and Texas City area.  The ECHO terminal also has connections to marine facilities that provide connectivity to any refinery on the U.S. Gulf Coast.  We developed the ECHO terminal to operationally support the expansion of our South Texas Crude Oil Pipeline System and Seaway Pipeline.  Currently, we have 3.0 MMBbls of crude oil storage capacity at the ECHO terminal.  This includes 1.1 MMBbls of storage capacity that we placed into service during 2014 and an additional 1.0 MMBbls (or 0.5 MMBbls net to our interest) that Seaway constructed, owns and placed into service at our ECHO terminal in January 2015.

In May 2013, we announced an expansion project at ECHO that would entail the construction of additional storage capacity.  Also, we plan to construct 55 miles of associated pipelines to directly connect the ECHO storage facility with several major refineries in the Southeast Texas market.  These expansion projects are expected to be completed in phases with final completion expected in the second quarter of 2015.  At that time, we expect our ECHO terminal to have an aggregate crude oil storage capacity of 7.4 MMBbls.

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

U.S. federal law has prohibited the export of crude oil since the 1970s, except for crude oil sent to Canada.  While untreated crude oil cannot be exported, refined products such as gasoline can be exported.  Due to increasing U.S. crude oil production, producers have been lobbying the U.S. government to lift the ban on crude oil exports. Producers believe that fully lifting the ban will support domestic production efforts.  In March 2014, the U.S. Department of Commerce ("Commerce Department") allowed us to begin exporting processed condensate, which is a type of ultralight crude oil that has been processed through a distillation facility. In December 2014, the Commerce Department granted permission for additional companies to begin exporting condensate.  Our first condensate cargo was loaded in July 2014.   In total, we loaded 3.7 MMBbls of condensate for export in 2014.  We continue to monitor developments in this new business area.

Seasonality.  Seasonality has little to no impact on the results of operations from our onshore crude oil pipelines and terminals.  However, our crude oil assets situated along the Texas Gulf Coast (e.g., the Houston Ship Channel and ECHO terminals) may be affected by weather events such as hurricanes and tropical storms, which generally arise during the summer and fall months.

Competition.  Within their respective market areas, our onshore crude oil pipelines, storage terminals and related marketing activities compete with other crude oil pipeline companies, rail carriers, major integrated oil companies and their marketing affiliates, financial institutions with trading platforms and independent crude oil gathering and marketing companies.  The crude oil business can be characterized by strong competition for crude oil volumes. Competition is based primarily on quality of customer service, competitive pricing and proximity to customers and market hubs.

Offshore Pipelines & Services

Our Offshore Pipelines & Services business segment serves some of the most active drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama.  This segment includes approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.

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

The following table presents selected information regarding our offshore natural gas pipelines at February 1, 2015:

	Our	Pipeline	Approximate
	Ownership	Length	Net Capacity
Description of Asset	Interest	(Miles)	(MMcf/d) (1)
Offshore natural gas pipelines:
Independence Trail	100.0%	135	1,000
Viosca Knoll Gathering System	100.0%	107	600
High Island Offshore System	100.0%	287	500
Falcon Natural Gas Pipeline	100.0%	14	400
Anaconda Gathering System	100.0%	183	300
Green Canyon Laterals	Various (2)	34	213
Manta Ray Offshore Gathering System	25.7% (3)	237	205
Nautilus System	25.7% (3)	101	154
VESCO Gathering System	13.1% (4)	125	65
Total		1,223

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

On a weighted-average basis, overall utilization rates for our offshore natural gas pipelines were approximately 16.3%, 17.7% and 21.7% during the years ended December 31, 2014, 2013 and 2012, respectively.

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

▪
The Manta Ray Offshore Gathering System gathers natural gas from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of Mexico for delivery to numerous downstream pipelines, including our Nautilus System.  This system includes two pipeline junction platforms.

▪	The Nautilus System connects our Anaconda Gathering System and Manta Ray Offshore Gathering System to our Neptune natural gas processing plant located in south Louisiana.

▪	The VESCO Gathering System gathers natural gas from certain offshore developments for delivery to the Venice natural gas processing plant in south Louisiana.

The following table presents selected information regarding our offshore crude oil pipelines at February 1, 2015:

	Our		Approximate
	Ownership	Length	Net Capacity
Description of Asset	Interest	(Miles)	(MBPD) (1)
Offshore crude oil pipelines:
Shenzi Oil Pipeline	100.0%	83	230
Poseidon Oil Pipeline System	36.0% (2)	366	155
Cameron Highway Oil Pipeline	50.0% (3)	374	150
Allegheny Oil Pipeline	100.0%	40	140
Marco Polo Oil Pipeline	100.0%	37	120
Constitution Oil Pipeline	100.0%	67	80
SEKCO Oil Pipeline	50.0% (4)	145	58
Tarantula	100.0%	4	30
Total		1,116

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
(4)   Our ownership interest in the SEKCO Oil Pipeline is held indirectly through our equity method investment in Southeast Keathley Canyon Pipeline Company, L.L.C. ("SEKCO").

On a weighted-average basis, overall utilization rates for our offshore crude oil pipelines were approximately 35.9%, 31.3% and 30.6% during the years ended December 31, 2014, 2013 and 2012, respectively.

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

▪
The SEKCO Oil Pipeline connects the third party-owned Lucius-truss spar floating production platform to an existing junction platform at South Marsh Island 205, which is part of our Poseidon Oil Pipeline System.  The SEKCO Oil Pipeline was completed and started earning firm capacity reservation fees in July 2014.  Crude oil shipments commenced in January 2015 when the Lucius oil and gas field started operations.

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

The results of operations from offshore platform services are primarily dependent upon the level of  commodity charges and/or demand-type fees billable to customers. Revenue from commodity charges is based on a fee per unit of volume delivered to the platform (typically per MMcf of natural gas or per barrel of crude oil) multiplied by the total volume of each product delivered.  Demand-type fees are similar to firm capacity reservation agreements for a pipeline in that they are charged to a customer regardless of the volume the customer actually delivers to the platform.  Contracts for platform services often include both demand-type fees and commodity charges, but demand-type fees generally expire after a contractually fixed period of time and in some instances may be subject to cancellation by customers.

The following table presents selected information regarding our offshore hub platforms at February 1, 2015:

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

In addition to our offshore hub platforms, we also own or indirectly own, through our equity method investees, 15 pipeline junction and service platforms (12 of which we operate). Unlike hub platforms, pipeline junction and service platforms do not have processing capacity.

With respect to natural gas processing capacity, the overall utilization rates (on a weighted-average basis) of our offshore hub platforms were approximately 8.1%, 11.2% and 16.2% during the years ended December 31, 2014, 2013 and 2012, respectively.  With respect to crude oil processing capacity, the overall utilization rates (on a weighted-average basis) of our offshore platforms were approximately 16.9%, 17.5% and 18.9% during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Petrochemical & Refined Products Services

Our Petrochemical & Refined Products Services business segment includes (i) propylene fractionation and related operations, including approximately 680 miles of pipelines; (ii) a butane isomerization complex, associated deisobutanizer units and related pipeline assets; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,200 miles, terminals and related marketing activities; and (v) marine transportation.

Propylene fractionation and related operations.  Our propylene fractionation and related operations consist of seven propylene fractionation plants, including pipeline systems aggregating approximately 680 miles in length, and related petrochemical marketing activities. This business includes an export facility and associated above-ground storage spheres for polymer grade propylene located in Seabrook, Texas.  We operate all of our propylene fractionation and related assets except for the Lake Charles Pipeline in Louisiana.

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

The following table presents selected information regarding our propylene fractionation facilities at February 1, 2015:

		Our	Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(MBPD)	(MBPD)
Propylene fractionation facilities:
Mont Belvieu (six units)	Texas	Various (1)	81	95
BRPC (one unit)	Louisiana	30.0% (2)	7	23
Total			88	118

(1)   We proportionately consolidate a 66.7% undivided interest in three of the propylene fractionation units, which have an aggregate 41 MBPD of total plant capacity.  The remaining three propylene fractionation units are wholly owned.
(2)   Our ownership interest in the BRPC facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC ("BRPC").

We produce polymer grade propylene at our Mont Belvieu, Texas propylene fractionation facility and chemical grade propylene at our BRPC facility located in Baton Rouge, Louisiana.  On a weighted-average basis, overall utilization rates of our propylene fractionation facilities were approximately 84.7%, 87.4% and 87.8% during the years ended December 31, 2014, 2013 and 2012, respectively.

This business includes a marine export facility located on the Houston Ship Channel at Seabrook, Texas that can load vessels at rates up to 5,000 barrels per hour.  This export facility also includes above-ground storage spheres for polymer grade propylene.  A renovation of this facility is expected to be completed in the second quarter of 2015.

The following table presents selected information regarding our petrochemical pipelines at February 1, 2015:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Petrochemical pipelines:
Lou-Tex and Sabine Propylene	Texas, Louisiana	100.0%	278
Texas City RGP Gathering System	Texas	100.0%	171
North Dean Pipeline System	Texas	100.0%	149
Propylene Splitter PGP Distribution System	Texas	100.0%	34
Lake Charles PGP Pipeline	Louisiana	50.0% (1)	26
La Porte PGP Pipeline	Texas	50.0% (2)	20
Total			678

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

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 124 MBPD, 118 MBPD and 117 MBPD during the years ended December 31, 2014, 2013 and 2012, respectively.

In June 2012, we announced plans to build a propane dehydrogenation ("PDH") facility, with capacity to produce up to 1.65 billion pounds per year (or approximately 750 thousand metric tons per year or 25 MBPD) of polymer grade propylene.  The PDH facility is expected to consume approximately 35 MBPD of propane as feedstock and be located adjacent to our Mont Belvieu complex.  The new facility will be integrated with our existing propylene fractionation facilities, which will provide operational reliability and flexibility for both the PDH facility and the fractionation facilities.  The PDH facility will also be integrated with our polymer grade propylene storage facilities, pipeline system and export terminal.  The PDH facility, which is supported by long-term, fee-based contracts, is expected to begin commercial operations during the fourth quarter of 2016.

Butane isomerization and deisobutanizer operations. Our Mont Belvieu complex includes three isomerization units and nine deisobutanizer ("DIB") units.  Each of our isomerization units includes two reactors that convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  DIBs then separate the isobutane from the normal butane through fractionation.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The isomerization process also produces natural gasoline as a by-product.  We also use our DIB units to fractionate mixed butane produced from our NGL fractionators and other sources into isobutane and normal butane.  Our butane isomerization assets comprise the largest commercial isomerization facility in the U.S.  These operations include a 70-mile pipeline system used to transport high-purity isobutane from Mont Belvieu, Texas to Port Neches, Texas.  We own and operate our butane isomerization facility and related pipeline assets.

The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline.  The demand for commercial isomerization services depends upon the industry's requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  The processing capacity of our isomerization facility is 116 MBPD.  On a weighted-average basis, utilization rates for this facility were approximately 80.2%, 81.0% and 81.9% during the years ended December 31, 2014, 2013 and 2012, respectively.

We use certain DIB units to fractionate mixed butanes produced from our NGL fractionation activities, from imports and from other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to take advantage of fluctuations in demand and prices for different types of butane.  We measure the utilization of our standalone DIB units in terms of processing volumes, which averaged 82 MBPD, 67 MBPD and 46 MBPD for the years ended December 31, 2014, 2013 and 2012, respectively. Standalone DIB processing volumes have increased as a result of increased NGL fractionation volumes at our Mont Belvieu complex.

The results of operation of this business are generally dependent on the volume of normal and mixed butanes processed, the level of toll processing fees charged to customers and prices received for by-products.  These processing arrangements typically include a base-processing fee per gallon (or other unit of measurement) subject to adjustment for changes in power, fuel and labor costs, all of which are the primary costs of isomerization.  These assets provide processing services to meet the needs of third party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility.  Our isomerization business also generates revenues from the sale of natural gasoline created as a by-product of the underlying processes.

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

In general, we sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  The production capacity of our octane enhancement facility is 12 MBPD of isooctane or 15.5 MBPD of MTBE.  On a weighted-average basis, utilization rates for our octane enhancement facility were approximately 51.6%, 90.3% and 71% during the years ended December 31, 2014, 2013 and 2012, respectively.   Our octane enhancement facility operated at lower utilization rates in 2014 primarily due to mechanical restrictions.  These restrictions are expected to be remedied during the facility's annual turnaround in the first quarter of 2015.

We also own a facility located on the Houston Ship Channel that produces up to 4 MBPD of high purity isobutylene ("HPIB") and includes an associated storage facility with 0.6 MMBbls of storage capacity, 0.2 MMBbls of which is pressurized storage.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our Mont Belvieu octane enhancement facility.  HPIB is used in the formulation of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 47.2%, 40.6% and 39.5% for the years ended December 31, 2014, 2013 and 2012, respectively.

Refined products pipelines.  Refined products pipelines include our TE Products Pipeline and an investment in Centennial Pipeline LLC ("Centennial").  The refined petroleum products (or "refined products") transported by these pipelines are produced by refineries and primarily include motor gasoline.  The results of operations for these pipelines are primarily dependent upon the volume of products transported and the level of fees charged to shippers.  The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC.

The following table presents selected information regarding our refined products pipelines and related terminal and storage assets at February 1, 2015:

				Net Usable
		Our		Storage
		Ownership	Length	Capacity
Description of Asset	Location(s)	Interest	(Miles)	(MMBbls)
Refined products pipelines and terminals:
TE Products Pipeline (1,2)	Texas to Midwest and Northeast U.S.	100.0%	3,403	18.2
Centennial Pipeline (2)	Texas to Illinois	50.0% (3)	795	1.2
Total			4,198	19.4

(1)   In addition to the 18.2 MMBbls of refined products storage capacity presented in the table, we have 3.7 MMBbls of storage capacity that is used to support NGL operations on our TE Products Pipeline.  Our NGL storage and terminal assets are accounted for under the NGL Pipelines & Services business segment.
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

	For Year Ended December 31,
	2014	2013	2012
Refined products transportation (MBPD)	412	373	383
Petrochemical transportation (MBPD)	137	120	101
NGL transportation (MBPD)	65	72	66

Due to increased refinery production in the Midwest and Northeast U.S. and lower overall demand for refined products in these regions, demand for refined products produced along the Gulf Coast has decreased.  In response, we repurposed significant components of our TE Products Pipeline for use by the ATEX pipeline to accommodate the southbound delivery of ethane produced from the Marcellus and Utica Shale formations.

As noted previously, these pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines, including tariffs charged for transportation services.

The following information describes each of our principal refined products pipelines.   We operate the TE Products Pipeline system and our joint venture partner in Centennial operates the Centennial Pipeline.

▪
The TE Products Pipeline is a 3,403-mile pipeline system comprised of 3,085 miles of interstate pipelines and 318 miles of intrastate Texas pipelines.  Refined products and certain NGLs are transported from the upper Texas Gulf Coast to Seymour, Indiana.  From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service.

Products are delivered to various locations along the system, including terminals owned either by us or third parties and to various connecting pipelines. We own and operate five refined products truck terminals and various storage facilities located along the TE Products Pipeline.

In January 2014, our ATEX pipeline commenced operations.  In addition to new construction, this project involved repurposing components of the TE Products Pipeline to accommodate southbound delivery of ethane to the U.S. Gulf Coast.  The repurposed pipeline assets were reclassified to the NGL Pipelines & Services business segment (on a prospective basis in January 2014) when ATEX commenced operations.

TE Products Pipeline assets that were not repurposed remain in the Petrochemical & Refined Products Services business segment.

▪
The Centennial Pipeline is a refined products pipeline that extends from an origination facility located on our TE Products Pipeline in Beaumont, Texas, to Bourbon, Illinois. The Centennial Pipeline includes a refined products storage terminal located near Creal Springs, Illinois with a gross storage capacity of 2.3 MMBbls (or 1.2 MMBbls net to our ownership interest).

Refined products terminals. We own a refined products storage terminal and export facility located in Beaumont, Texas and refined products marketing and distribution terminals located in Alabama and Mississippi. The results of operations from our refined products terminaling services are primarily dependent upon the level of volumes a customer stores at each terminal and the length of time such storage occurs, including the level of firm storage capacity reserved (if any), pumpover volumes and the fees associated with each activity.  Fees associated with firm storage capacity reservation agreements are charged regardless of the volume the customer actually stores at the terminal.  The results of operations from our refined products export facility are primarily dependent upon the volume handled and the associated fees we charge for loading services.  Revenue is recorded in the period the export services are provided.  Customers are typically billed a fee per unit of volume loaded.  With respect to our export terminal operations, revenue may also include deficiency fees charged to customers that reserve capacity at our export facility and later fail to use such capacity.  Deficiency fee revenue is recognized when the customer fails to utilize the specified export capacity as required by contract.

The following information describes our Beaumont refined products storage terminal and export facility, which are the principal assets classified in this business.  We operate both assets.

▪
The Beaumont West Terminal complex, which consists of Oiltanking's Beaumont operations, has 5.5 MMBbls of storage capacity and serves as a regional strategic and trading hub for refined petroleum products.  We acquired a controlling financial interest in Oiltanking on October 1, 2014 and completed the Oiltanking Merger on February 13, 2015.  We now own 100% of the Beaumont West Terminal.

Located on the Neches River near Beaumont, Texas, our Beaumont West Terminal is integrated with the Beaumont/Port Arthur petrochemical and refining complex, and provides customers with additional services, such as mixing, blending, heating and marine vapor recovery. As of December 31, 2014, refined products accounted for approximately 88% of the terminal's active storage capacity, with specialty chemicals accounting for the remaining capacity.  Substantially all of the terminal's current storage capacity of 5.5 MMBbls was under firm contract at December 31, 2014.

Waterfront capabilities at our Beaumont West Terminal currently consist of two deep-water ship docks that can accommodate vessels with drafts of up to 40 feet, and two barge docks that can accommodate vessels with drafts of up to 12 feet.

Our Beaumont facility handles products through a number of transportation modes, including third party pipelines interconnected to local refineries and production facilities, our dedicated pipeline system to a customer's chemical production facility located in Port Neches, Texas, and third party ships and barges arriving at our deep-water docks.

In June 2014, Oiltanking announced the approval of a project at this terminal to construct new storage tanks, pipelines and dock infrastructure to serve crude oil customers.  This multi-phase project is expected to have a total capacity of up to 6.2 MMBbls of crude oil storage when all currently planned phases have been completed. The first phase includes pipeline connections and manifold infrastructure and the construction of a new finger pier with two new deep-water docks. The new docks will be configured to load and unload crude oil and related products at rates sufficient to accommodate expected growth at the terminal. We anticipate that the first storage tanks will be placed into service by the third quarter of 2015. When completed, we expect to classify the crude oil assets within our Onshore Crude Oil Pipelines & Services business segment.

▪
Our Beaumont Refined Products Export Terminal, located on the Neches River, can load cargoes at rates up to 15,000 barrels per hour.  The facility includes a dock with a 40-foot draft that can accommodate Panamax size vessels that have a capacity of up to 400,000 barrels. The terminal receives products from eight refineries, representing approximately 3.3 MMBPD of capacity, as well as our TE Products Pipeline and the third party-owned Colonial Pipeline. This terminal has access to more than 12.0 MMBbls of refined products storage including capacity at our Beaumont West Terminal (see above) and 3.0 MMBbls of storage capacity located along our TE Products Pipeline in Beaumont, Texas.

In May 2014, we began loading cargoes of refined products for export at the terminal, which was previously inactive, with the dock operating on a reservation basis.  The facility was fully subscribed within the first six months of operations.  We are also expanding the terminal with additional on-site storage and ancillary equipment for gasoline blending operations. Reactivation of the terminal, as well as its expansion, was supported by long-term customer commitments.  With its strategic location and enhanced capabilities, the Beaumont Refined Products Export Terminal provides optionality for exporters, allowing them to capture added value from the evolving fundamentals of the domestic and international refined products markets while avoiding the long wait times associated with Houston Ship Channel refined products export facilities.

Refined products marketing activities.  Our refined products marketing activities generate revenues from the sale and delivery of refined products obtained on the open market.  The results of operations from our refined products marketing activities are primarily dependent upon the difference, or spread, between product sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, we sell our refined products at market-based prices, which may include pricing differentials for factors such as delivery location.  We use derivative instruments to mitigate our exposure to commodity price risks associated with our refined products marketing activities.

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

Our marine transportation business is subject to regulation by the U.S. Department of Transportation ("DOT"), Department of Homeland Security, U.S. Department of Commerce and the U.S. Coast Guard ("USCG") and federal and state laws.  For additional information regarding these regulations, see "Regulatory Matters – Federal Regulation of Marine Operations," within this Part I, Item 1 and 2 discussion.

The following table presents selected information regarding our marine transportation assets at February 1, 2015:

Class of Equipment	Number in Class	Capacity/ Horsepower (as indicated by sign) (1)
Inland marine transportation assets:
Barges	9	< 25,000 bbls
Barges	115	> 25,000 bbls
Tow boats	18	< 2,000 hp
Tow boats	40	≥ 2,000 hp
Offshore marine transportation assets:
Ocean-certified tank barges	7	≥ 20,000 bbls
Tow boats	5	≥ 2,000 hp

(1) As used in this table, references to "bbls" means barrels and "hp" means horsepower.

Our fleet of marine vessels operated at an average utilization rate of 93.1%, 93.9% and 90.9% during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Title to Properties

Our real property holdings fall into two basic categories: (i) parcels that we and our unconsolidated affiliates own in fee (e.g., we own the land upon which our Mont Belvieu NGL fractionators are constructed) and (ii) parcels in which our interests and those of our affiliates are derived from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations.  The fee sites upon which our significant facilities are located have been owned by us or our predecessors in title for many years without any material challenge known to us relating to title to the land upon which the assets are located, and we believe that we have satisfactory title to such fee sites.  We and our affiliates have no knowledge of any material challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our rights pursuant to any material lease, easement, right-of-way, permit or license, and we believe that we have satisfactory rights pursuant to all of our material leases, easements, rights-of-way, permits and licenses.

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

Occupational Safety and Health.  Certain of our facilities are subject to the general industry requirements of the Federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes.  We believe we are in material compliance with OSHA and the similar state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures of employees.

Certain of our facilities are subject to OSHA Process Safety Management ("PSM") regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.  These regulations apply to any process involving a chemical at or above a specified threshold (as defined in the regulations) or any process which involves certain flammable gases or liquids.  In addition, we are subject to the Risk Management Plan regulations of the U.S. Environmental Protection Agency ("EPA") at certain facilities.  These regulations are intended to complement the OSHA PSM regulations.  These EPA regulations require us to develop and implement a risk management program that includes a five-year accident history report, an offsite consequence analysis process, a prevention program and an emergency response program.  We believe we are operating in material compliance with the OSHA PSM regulations and the EPA's Risk Management Plan requirements.

The OSHA hazard communication standard, the community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require us to organize and disclose information about the hazardous materials used in our operations.  Certain parts of this information must be reported to federal, state and local governmental authorities and local citizens upon request.  These laws and provisions of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") require us to report spills and releases of hazardous chemicals in certain situations.

Pipeline Safety. We are subject to extensive regulation by the U.S. DOT authorized under various provisions of Title 49 of the United States Code and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities.  These statutes require companies that own or operate pipelines to (i) comply with such regulations, (ii) permit access to and copying of pertinent records, (iii) file certain reports and (iv) provide information as required by the U.S. Secretary of Transportation.  We believe we are in material compliance with these DOT regulations.

We are subject to DOT pipeline integrity management regulations that specify how companies should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas ("HCAs").  HCAs include populated areas, unusually sensitive areas and commercially navigable waterways.  The regulation requires the development and implementation of an integrity management program that utilizes internal pipeline inspection techniques, pressure testing or other equally effective means to assess the integrity of pipeline segments in HCAs.  These regulations also require periodic review of HCA pipeline segments to ensure that adequate preventative and mitigative measures exist and that companies take prompt action to address integrity issues raised in the assessment and analysis process.  We have identified our pipeline segments in HCAs and developed an appropriate integrity management program for such assets.

In January 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the "2011 Pipeline Safety Act").  This act provides for additional regulatory oversight of the nation's pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT's other initiatives.  The 2011 Pipeline Safety Act increases the maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm from $1 million to $2 million.  In addition, this law established additional safety requirements for newly constructed pipelines.  The law also provides for  (i) additional pipeline damage prevention measures, (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines, (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements, (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents.

In total, our pipeline integrity costs for the years ended December 31, 2014, 2013 and 2012 were $99.0 million, $128.0 million and $150.0 million, respectively.  Of these annual totals, we charged $59.7 million, $70.4 million and $70.6 million to operating costs and expenses during the years ended December 31, 2014, 2013 and 2012, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $128.0 million for 2015.

DOT regulations have incorporated by reference, the American Petroleum Institute Standard 653 ("API 653") as the industry standard for the inspection, repair, alteration and reconstruction of storage tanks.  API 653 requires regularly scheduled inspection and repair of such tanks.  These periodic tank maintenance requirements may result in significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our storage tanks.

In January 2015, the White House announced plans to regulate methane emissions attributable to the upstream oil and gas industry, including activities related to gathering and compression, as a greenhouse gas.  See "Climate Change Debate" within this Regulatory Matters section.  This announcement indicated that the DOT through its Pipeline and Hazardous Materials Safety Administration, or PHMSA, will be issuing new natural gas regulations with the intent to improve safety as well as to reduce methane emissions.   Until such proposed rules are developed and published, the impact on our operations is not known.

Environmental Matters

Our operations are subject to various environmental and safety requirements and potential liabilities under extensive federal, state and local laws and regulations.  These include, without limitation: CERCLA; the Resource Conservation and Recovery Act ("RCRA"); the Federal Clean Air Act ("CAA"); the Clean Water Act ("CWA"); the Oil Pollution Act of 1990 ("OPA"); OSHA; the Emergency Planning and Community Right to Know Act; and comparable or analogous state and local laws and regulations.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals with respect to air emissions, water quality, wastewater discharges and solid and hazardous waste management.  Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

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

The primary federal law for crude oil spill liability is the OPA, which addresses three principal areas of crude oil pollution: prevention, containment and clean-up and liability.  The OPA applies to vessels, offshore platforms and onshore facilities, including terminals, pipelines and transfer facilities.  In order to handle, store or transport crude oil above certain thresholds, onshore facilities are required to file oil spill response plans with the USCG, the DOT's OPS or the EPA, as appropriate.  Numerous states have enacted laws similar to the OPA.  Under the OPA and similar state laws, responsible parties for a regulated facility from which crude oil is discharged may be liable for remediation costs, including damage to surrounding natural resources.  Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remediation costs.

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

FERC Regulation

Liquids Pipelines. Certain of our natural gas liquids, petroleum products and crude oil pipeline systems are interstate common carriers subject to regulation by the FERC under the Interstate Commerce Act ("ICA").   These pipelines (referred to as "interstate liquids pipelines") include, but are not limited to, the following principal assets: ATEX, Dixie System, TE Products Pipeline, Front Range Pipeline, Mid-America Pipeline System, Seaway Pipeline, Seminole Pipeline and Texas Express Pipeline.

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

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods ("PPI").  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline's operating costs.  During the five-year period commencing July 1, 2011 and ending June 30, 2016, we have been permitted by the FERC to adjust these indexed rate ceilings annually by the PPI plus 2.65%.  The FERC is expected to issue an order in 2015 establishing the index for the five-year period commencing July 1, 2016.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval to charge "market-based rates," or by charging "settlement rates" agreed to by all affected shippers.

In June 2013, certain parties filed a complaint at the FERC against Enterprise TE Products Pipeline Company LLC ("Enterprise TE") alleging that Enterprise TE's cancellation of certain distillate and jet fuel transportation services violated a provision of a settlement agreement and requested reinstatement of the transportation services and damages.  In October 2013, the FERC issued an order holding that Enterprise TE violated the provision in the settlement agreement.  While the FERC found that it did not have authority to require Enterprise TE to reinstate the cancelled services, it set the case for an evidentiary hearing to determine if any monetary damages were appropriate.  Enterprise TE has subsequently negotiated settlements with all but two of the complainants, and the hearing for the remaining complainants is currently scheduled for August 2015.  We are unable to predict the outcome of this proceeding.

The initial rates charged to shippers for crude petroleum transportation services from Cushing, Oklahoma to the Gulf Coast on the Seaway Pipeline are being collected subject to refund and to the outcome of an ongoing FERC rate proceeding.  Seaway is charging "committed shipper" rates to shippers who voluntarily agreed under long term contracts to commit to the transportation of, or nevertheless to pay for (to the extent not transported) the transportation of, a minimum volume of crude oil.  Seaway is also charging "uncommitted shipper" rates to shippers who have not made any long term contractual commitment to the Seaway Pipeline and instead receive service month-to-month.  The committed shipper rates are lower than the uncommitted shipper rates and are an incentive to enter into long term transportation agreements.

In March 2013, the FERC issued a declaratory order stating that the charging by a pipeline of voluntarily agreed-to committed shipper rates is consistent with the FERC's policy of honoring contracts (the "March 2013 Order").  In light of the March 2013 Order, we believe that Seaway's committed shipper rates are not at issue in the ongoing rate proceeding, which began in 2012.  However, in September 2013, an administrative law judge ("ALJ") issued an initial decision in the rate proceeding (the "Initial Decision") distinguishing the March 2013 Order and recommending that the FERC find, among other things, that Seaway's committed shipper rates are not just and reasonable and should be re-determined on a cost of service basis along with the uncommitted shipper rates.

 In October 2013, Seaway and certain committed rate shippers filed briefs on exceptions objecting to this committed shipper rate aspect of the ALJ's Initial Decision, and also challenging various aspects of the cost of service determinations in the Initial Decision.  In February 2014, the FERC issued an order reversing the Initial Decision with respect to the committed rate issue, reiterating its policy of honoring contracts executed between pipelines and committed shippers and remanding the remaining issues to the ALJ for further review.  In May 2014, the ALJ issued an initial decision on remand, which largely repeated its prior findings, including as to the committed shipper rates.  Briefs opposing the initial decision on remand were filed in June 2014.  We are unable to predict when the FERC will issue an order or the ultimate outcome of this proceeding.

In February 2014, the FERC upheld an order it issued in May 2012 that denied Seaway's initial application for market-based rate setting authority, without prejudice to Seaway refiling its application based on the guidance provided in the February order.  In December 2014, Seaway submitted a new application requesting market-based rate setting authority.  In light of the fact-intensive and complex nature of these types of market-based rate applications, we are unable to predict the ultimate outcome on the rates Seaway charges its shippers.

Changes in the FERC's methodologies for approving rates could adversely affect us.  In addition, challenges to our regulated rates could be filed with the FERC and future decisions by the FERC regarding our regulated rates could adversely affect our cash flows.  We believe the transportation rates currently charged by our interstate liquids pipelines are in accordance with the ICA and applicable FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by such pipelines.

Natural Gas Pipelines and Related Matters.  Certain of our intrastate natural gas pipelines, including our Texas Intrastate System and our Acadian Gas System, are subject to regulation by the FERC under the Natural Gas Policy Act of 1978 ("NGPA"), in connection with the transportation and storage services they provide pursuant to Section 311 of the NGPA.  Under Section 311 of the NGPA, and the FERC's implementing regulations, an intrastate pipeline may transport gas "on behalf of" an interstate pipeline company or any local distribution company served by an interstate pipeline, without becoming subject to the FERC's broader regulatory authority under Natural Gas Act of 1938 ("NGA").  These services must be provided on an open and nondiscriminatory basis, and the rates charged for these services may not exceed a "fair and equitable" level as determined by the FERC in periodic rate proceedings.  Our HIOS pipeline is regulated by the FERC under the NGA.  The NGA prescribes that transportation rates charged by pipelines be just and reasonable and that service not be provided on an unduly discriminatory basis.  Rates may be lowered on a prospective basis by the FERC if it finds, on its own initiative or as a result of challenges to the rates by shippers, that they are unjust, unreasonable or otherwise unlawful.

We believe that the transportation rates currently charged and the services performed by our natural gas pipelines are all in accordance with the applicable requirements of the NGA, the NGPA, and FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by our pipelines.

 The resale of natural gas in interstate commerce is subject to FERC oversight.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit energy market manipulation.  The Federal Trade Commission and the Commodity Futures Trading Commission ("CFTC") have also issued rules and regulations prohibiting energy market manipulation.  We believe that our gas sales activities are in compliance with all applicable regulatory requirements.

A violation of the FERC's regulations may subject us to civil penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil and criminal penalties for any violation of the NGA, the NGPA, or any rules, regulations or orders of the FERC, were increased to up to $1 million per day per violation.

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

In response to scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, including gases associated with oil and gas production such as carbon dioxide, methane and nitrous oxide among others, may be contributing to a warming of the earth's atmosphere and other adverse environmental effects, various governmental authorities have considered or taken actions to reduce emissions of greenhouse gases.  For example, the EPA has taken action under the CAA to regulate greenhouse gas emissions.  In addition, certain states, including states in which some of our facilities or operations are located, have taken or proposed measures to reduce emissions of greenhouse gases. Also, the U.S. Congress has proposed legislative measures for imposing restrictions or requiring emissions fees for greenhouse gases.  However, there have been no federal regulations enacted to date that specifically restrict greenhouse gas emissions, which has resulted in certain states and regional partnerships taking the initiative.  While the state specific efforts seem less burdensome, any such legislation may have the potential to affect our business, customers or the energy sector in general.

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

Following the U.S. Supreme Court's decision in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the CAA definition of "air pollutant," the EPA determined that greenhouse gases from certain sources "endanger" public health or welfare.  As a result, the EPA took the position that existing CAA provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA's Prevention of Significant Deterioration ("PSD") and Title V permit programs beginning in 2011.  In 2014, the Supreme Court's decision in Utility Air Regulatory Group v. EPA limited the EPA to include greenhouse gasses in the permitting process only if PSD was already triggered by another listed pollutant. If deemed cost-effective, facilities that trigger permit requirements may be required to reduce greenhouse gas emissions consistent with the "best available control technology" standards.  Such changes will also affect state air permitting programs in states that administer the CAA under a delegation of authority, including states in which we have operations.  Additionally, in November 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and natural gas industry.  The expansion requires annual, on-site monitoring and additional inventory and reporting of greenhouse gas emissions and affects many of our existing operations and must be considered when planning for future operations.  Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective, and will remain so unless the regulations are overturned by a court ruling, or Congress adopts legislation altering the EPA's regulatory authority.

In January 2015, the White House announced plans to regulate methane emissions attributable to the upstream oil and gas industry, including activities related to gathering and compression, as a greenhouse gas.  The EPA has been tasked to publish proposed rules for this matter in 2015, with such rules targeted to go into effect in 2016.  Until such proposed rules are developed and published, the impact on our operations is not known; however, it is believed that the only facilities impacted by this proposed rule would be those placed into service after the rules are finalized.

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

Disclosure Under Section 13(r) of the Securities Exchange Act of 1934

Under Section 13(r) of the Securities Exchange Act of 1934, as amended by the Iran Threat Reduction and Syria Human Rights Act of 2012, issuers are required to include certain disclosures in their periodic reports if they or any of their "affiliates" (as defined in Rule 12b-2 thereunder) have knowingly engaged in certain specified activities relating to Iran. Disclosure is required even where the activities are conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.

Dr. F. Christian Flach was named a director of our general partner in October 2014 in connection with the acquisition of Oiltanking. Dr. Flach is also a managing director of Oiltanking GmbH, which maintains a joint venture interest in Oiltanking Odfjell GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal ("ECT") in Iran. This interest results from an investment dating back to 2002. Oiltanking GmbH currently has the contractual right to vote for the appointment of one member of ECT's three-member board. Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

Among other activities, ECT transfers naphtha originating in Iraq to Oman for a customer in the United Arab Emirates. ECT does not import or handle any products originated from Iran that are regulated under U.S., European Union or United Nations sanctions laws. ECT pays routine and standard charges (i) to the Petrochemical Special Economic Zone Organization ("Petzone") for the use of pipelines and (ii) to Terminals and Tanks Petrochemical Co. ("TTPC"), which operates the berth. Petzone and TTPC are subsidiaries of the National Petrochemical Company, which is owned and controlled by the Government of Iran. As Oiltanking GmbH has no direct involvement in the day-to-day operations of ECT, we have no information regarding ECT's intent to continue or not continue making the payments described above.

Oiltanking GmbH maintains an internal compliance program to ensure compliance with all applicable sanctions regimes, including sanctions laws maintained by the United States, European Union and United Nations. Although the existence of the routine payments described above may be reportable under Section 13(r), Oiltanking GmbH has informed us that neither it, nor any of its subsidiaries or affiliates, has engaged in any conduct that would be sanctionable under any of these legal regimes.

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

In recent years, the prices of crude oil and natural gas have been volatile, and we expect this volatility to continue.  During the fourth quarter of 2014, crude oil prices based on WTI dropped sharply to a low of $53.27 per barrel, reflecting a decline from an average of $94.20 per barrel in 2012 and $97.97 per barrel in 2013 and a high of $107.26 per barrel earlier in 2014.  WTI crude oil prices averaged $47.33 per barrel in January 2015. The New York Mercantile Exchange ("NYMEX") daily settlement price for natural gas for the prompt month futures contract ranged:  in 2012, from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu; in 2013, from a high of $4.46 per MMBtu to a low of $3.11 per MMBtu; and in 2014, from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu.

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

For further discussion regarding these commodity-related risks together with our current commercial outlook for 2015, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations – Commercial and Liquidity Outlook for 2015 – Commercial Outlook for 2015" included under Part II, Item 7 of this annual report.

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

As of December 31, 2014, we had $18.95 billion in principal amount of consolidated senior long-term debt outstanding, $1.53 billion in principal amount of junior subordinated debt outstanding and $906.5 million in short-term commercial paper notes outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital spending for 2014 reflects $6.0 billion of cash payments for capital projects and other investments, including the $2.4 billion paid in connection with Step 1 of the Oiltanking acquisition.  Based on information currently available, we expect our total capital spending for 2015 to approximate $3.9 billion, which includes $380 million for sustaining capital expenditures.  Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

Our growth strategy includes making accretive acquisitions.  The success of the Oiltanking acquisition, including the merger that was completed on February 13, 2015, will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Enterprise and Oiltanking. To realize these anticipated benefits, Enterprise's and Oiltanking's businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.

Prior to the acquisition, Enterprise and Oiltanking, including their respective subsidiaries, operated independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company's ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the combined company's ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us.

From time to time, we also evaluate and acquire additional assets and businesses that we believe complement our existing operations.  We may be unable to successfully integrate and manage the businesses we acquire in the future.  We may incur substantial expenses or encounter delays or other problems in connection with our growth strategy that could have a material adverse effect on our financial position, results of operations and cash flows.  Moreover, acquisitions and business expansions involve numerous risks, such as:

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

We believe that EPCO maintains adequate insurance coverage on our behalf, although insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our products.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  For example, we elected to forego windstorm coverage for our Gulf of Mexico offshore assets during the 2014 Atlantic hurricane season, which extends from June 1 through November 30.  The combination of increasingly high deductibles and proposed higher premiums resulted in such coverage being uneconomic to us.  Although EPCO's coverage does not provide any windstorm coverage for our offshore assets during the annual policy period that began on June 1, 2014, we expect that producers affiliated with our Independence Hub and Marco Polo platforms will continue to provide certain levels of physical damage windstorm coverage for each of these key offshore assets.

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

  To the extent that we hedge our commodity price and interest rate exposures, we will forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.  In addition,  hedging activities can result in losses that might be material to our financial condition, results of operations and cash flows.  Such losses could occur under various circumstances, including those situations where a counterparty does not perform its obligations under a hedge arrangement, the hedge is not effective in mitigating the underlying risk, or our risk management policies and procedures are not followed.  Adverse economic conditions, such as the recent rapid declines in crude oil prices during the fourth quarter of 2014 and beginning of 2015, increase the risk of nonpayment or performance by our hedging counterparties.

See Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for a discussion of our derivative instruments and related hedging activities.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions increase the risk of nonpayment and nonperformance by customers, particularly customers that are smaller companies.  We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2014 was Shell, which accounted for 8.5% of our consolidated revenues for the year.

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

Our variable-rate debt, including those fixed-rate debt obligations that may be converted to variable-rate through the use of interest rate swaps, make us vulnerable to increases in interest rates, which could have a material adverse effect on our financial position, results of operation and cash flows.

At December 31, 2014, we had $20.48 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  We also had $906.5 million of commercial paper notes outstanding at December 31, 2014.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

Should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.  We had no interest rate swap arrangements in place at December 31, 2014.

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

In January 2012, President Obama signed the 2011 Pipeline Safety Act into law.  The 2011 Pipeline Safety Act provides, among other things, for additional regulatory oversight of the nation's pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT's other initiatives.  For additional information regarding the pipeline safety regulations and the 2011 Pipeline Safety Act, see "Regulatory Matters—Safety Matters—Pipeline Safety" included under Part I, Item 1 and 2 of this annual report.

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

Greenhouse Gases/Climate Change.  Responding to scientific reports regarding threats posed by global climate change, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases.  In addition, some states, including states in which our facilities or operations are located, have individually or in regional cooperation, imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content.  The adoption and implementation of any federal, state or local regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the crude oil, natural gas or other hydrocarbon products that we transport, store or otherwise handle in connection with our midstream services.  The potential increase in our operating costs could include costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions, and administer and manage a greenhouse gas emissions program.  We may not be able to recover such increased costs through customer prices or rates.  In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for processing, transportation, marketing and storage.  These developments could have a material adverse effect on our financial position, results of operations and cash flows.

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

Offshore Drilling.  Offshore drilling involves additional risks and different regulations than onshore drilling.  Since the Deepwater Horizon (or Macondo) oil spill in the Gulf of Mexico during 2010, an event unrelated to our operations, the U.S. Department of Interior (the "Interior Department") and state regulatory authorities have promulgated substantial additional regulations, including regulations relating to the approval of new permits to drill, the enhanced inspections of oil and gas rigs and more stringent preparedness plans.  These new regulatory requirements have added, and may continue to add, delays in the permitting of offshore wells and costs in the planning, permitting, development and operation of new and existing wells by our customers.  A decline in, or failure to achieve anticipated volumes of oil and natural gas supplies due to any of these factors could have a material adverse effect on our financial position, results of operations and cash flows.

See "Regulatory Matters" under Part I, Item 1 and 2 of this annual report for more information and specific disclosures relating to environmental, health and safety laws and regulations, and costs and liabilities.

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

We have ownership interests in natural gas and crude oil pipeline facilities located in the Gulf of Mexico offshore Texas and Louisiana.  These facilities are subject to regulation by the FERC and other federal agencies, including the Interior Department, under the Outer Continental Shelf Lands Act and by the DOT's OPS under the NGPSA.

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

For a general overview of federal, state and local regulation applicable to our assets, see "Regulatory Matters" included within Part I, Item 1 and 2 of this annual report.  This regulatory oversight can affect certain aspects of our business and the market for our products and could have a material adverse effect on our financial position, results of operations and cash flows.

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

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines.  The FERC's indexing methodology currently allows a pipeline to increase its rates by a percentage linked to the PPI.  As an alternative to this indexing methodology, we may also choose to support our rates based on a cost-of-service methodology, or by obtaining advance approval to charge "market-based rates," or by charging "settlement rates" agreed to by all affected shippers.  These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs.  Changes in the FERC's approved methodology for approving rates, or challenges to our application of that methodology, could adversely affect us.  Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the "Dodd-Frank Act") provides for new statutory and regulatory requirements for swaps and other derivative transactions, including financial and certain physical oil and gas hedging transactions.  Under the Dodd-Frank Act, the CFTC has adopted regulations requiring registration of swap dealers and major swap participants, mandatory clearing of swaps, election of the end-user exception for any uncleared swaps by certain qualified companies, recordkeeping and reporting, business conduct standards and position limits among other requirements.  Several of these requirements, including position limits rules, allow the CFTC to impose controls that could have an adverse impact on our ability to hedge risks associated with our business and could increase our working capital requirements to conduct these activities.

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

In September 2012, the U.S. District Court for the District of Columbia vacated and remanded the position limits rules adopted by the CFTC based on a necessity finding.  In December 2013, the CFTC responded by proposing amended rules in an effort to better conform to the Dodd-Frank Act.  Under the proposed rules, the CFTC would place volumetric limitations on transactions in core referenced futures contracts including NYMEX Henry Hub Natural Gas, Light Sweet Crude Oil, New York Harbor Gasoline Blendstock and New York Harbor Heating Oil along with any contracts which are directly or indirectly linked to the price of a core referenced futures contract.  These limits include spot month limits leading up to the close of trading for a particular contract and non-spot month limits which would cover all months combined including the spot month.  In the proposed rule, the CFTC has provided certain provisions governing Bona Fide Hedges which would enable the exclusion of certain contracts from the calculation of our positions against a given limit.  While we believe that the majority of our hedging transactions would meet one or more of the enumerated categories for Bona Fide Hedges, the rules could have an adverse impact on our ability to hedge certain risks associated with our business and could potentially affect our profitability.  In 2014, the CFTC reopened the period for public comment on the newly proposed rules, with the most recent comment period closing on January 22, 2015.  As of the filing of this annual report, the CFTC has yet to provide final rules.

Our standalone operating cash flow is derived primarily from cash distributions we receive from EPO.

On a standalone basis, Enterprise Products Partners L.P. is a holding company with no business operations and conducts all of its business through its wholly owned subsidiary, EPO.  As a result, we depend upon the earnings and cash flows of EPO and its subsidiaries and joint ventures, and the distribution of their cash flows to us in order to meet our obligations and to allow us to make cash distributions to our limited partners.

The amount of cash EPO and its subsidiaries and joint ventures can distribute to us depends primarily on cash flows generated from their operations.  These operating cash flows fluctuate based on, among other things, the:

(i) volume of hydrocarbon products transported on their gathering and transmission pipelines; (ii) throughput volumes in their processing and treating operations; (iii) fees charged and the margins realized for their various storage, terminaling, processing and transportation services; (iv) price of natural gas, crude oil and NGLs; (v) relationships among natural gas, crude oil and NGL prices, including differentials between regional markets; (vi) fluctuations in their working capital needs; (vii) level of their operating costs; (viii) prevailing economic conditions; and (ix) level of competition encountered by their businesses.  In addition, the actual amount of cash EPO and its subsidiaries and joint ventures will have available for distribution will depend on factors such as: (i) the level of sustaining capital expenditures incurred; (ii) their cash outlays for expansion (or growth) capital projects and acquisitions; and (iii) their debt service requirements and restrictions included in the provisions of existing and future indebtedness, organizational documents, applicable state business organization laws and other applicable laws and regulations.  Because of these factors, we may not have sufficient available cash each quarter to continue paying distributions at our current levels.

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

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have no practical ability to remove our general partner or its officers or directors.  Our general partner may not be removed except upon the vote of the holders of at least 60% of our outstanding units voting together as a single class.  Since affiliates of our general partner currently own approximately 35.3% of our outstanding common units, the removal of Enterprise GP as our general partner is highly unlikely without the consent of both our general partner and its affiliates.  As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence of a takeover premium in the trading price.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate (the highest tax bracket of which is currently at a maximum of 35%) and we would also likely pay additional state income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses, deductions or credits would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced.  Thus, treatment of us as a corporation would result in a material reduction in the after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time.  For example, from time to time, the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect the tax treatment of certain publicly traded partnerships.  One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with "fossil fuels" activities as corporations for U.S. federal income tax purposes beginning in 2021. Any modification to federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes (i.e., not taxable as a corporation).  In addition, such changes may affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income, or otherwise adversely affect an investment in our common units.  We are unable to predict whether any of these changes or any other proposals will ultimately be enacted.  Any such changes could negatively impact the value of an investment in our common units and the amount of cash available for distribution to our unitholders.

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

If a common unitholder sells common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized in the sale and the unitholder's tax basis in those common units.  Because distributions in excess of a unitholder's allocable share of our net taxable income decrease the unitholder's tax basis in the unitholder's common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if the unitholder sells such common units at a price greater than the unitholder's tax basis in those common units, even if the price received is less than the unitholder's original cost.  A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to a unitholder.  In addition, because the amount realized may include a unitholder's share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of the cash received from the sale.

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

We will be considered to have technically terminated our existing partnership and having formed a new partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.  Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if certain relief were unavailable) for one fiscal year and could result in the deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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

Item 1B.  Unresolved SEC Staff Comments.

None.

Item 3.  Legal Proceedings.

As part of our normal business activities, we may be named as defendants in litigation and legal proceedings, including those arising from regulatory and environmental matters.  Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to indemnify us against liabilities arising from future legal proceedings.  We will vigorously defend the partnership in litigation matters.  Except as set forth below, we are not aware of any material pending legal proceedings at March 2, 2015 to which we are a party, other than routine litigation incidental to our business.

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

In September 2011, ETP filed suit against us and a third party in connection with the cancelled project alleging, among other things, that we and ETP had formed a "partnership."  The case was tried in the District Court of Dallas County, Texas, 298th Judicial District.  While we firmly believe, and argued during our defense, that no agreement was ever executed forming a legal joint venture or partnership between the parties, the jury found that the actions of the two companies, nevertheless, constituted a legal partnership.  As a result, the jury found that ETP was wrongfully excluded from a subsequent pipeline project involving a third party, and awarded ETP $319.4 million in actual damages on March 4, 2014.  On July 29, 2014, the court entered judgment against us in an aggregate amount of $535.8 million, which includes (i) $319.4 million as the amount of actual damages awarded by the jury, (ii) an additional $150.0 million in disgorgement for the alleged benefit we received due to a breach of fiduciary duties by us against ETP and (iii) prejudgment interest in the amount of $66.4 million.  The court also awarded post-judgment interest on such aggregate amount, to accrue at a rate of 5%, compounded annually.

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law and intend to vigorously oppose the judgment through the appeals process.

Environmental Matters

On occasion, we are assessed monetary sanctions by governmental authorities related to administrative or judicial proceedings involving environmental matters.  The following information summarizes such matters where the amount of monetary sanctions sought is at least $0.1 million.  We do not believe that any expenditure related to the following matters will be material to our consolidated financial statements.

▪
The Texas Commission on Environmental Quality notified us in the fourth quarter of 2012 that several, existing notices of enforcement issued in connection with air emissions by our Houston-area operations would be combined into one order.  We believe that the eventual resolution of this consolidated order will result in monetary sanctions in excess of $0.4 million.

▪
In July 2013, the U.S. Environmental Protection Agency issued a Consent Agreement and Final Order in connection with certain risk management policies at our Mont Belvieu, Texas complex.  We believe that the eventual resolution of these matters will result in monetary sanctions of approximately $0.4 million.

▪
In January 2014, we paid the State of Texas, acting through the District Attorney's Office in Travis County, Texas, a $1.2 million fine related to environmental compliance and recordkeeping matters at a tractor-trailer repair and washing facility located in Brazoria County, Texas.

▪
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

▪
In January 2015, the Attorney General of Texas filed litigation against us for Clean Air Act violations resulting from the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility. The eventual resolution of these matters may result in monetary sanctions in excess of $0.1 million.

For more information regarding our litigation matters, see "Litigation" under Note 18 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report, which subsection is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters
and Issuer Purchases of Equity Securities.

Our common units are listed on the NYSE under the ticker symbol "EPD."  As of January 31, 2015, there were approximately 3,000 unitholders of record of our common units.  The following table presents high and low sales prices for our common units for the periods presented (as reported by the NYSE Composite ticker tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units with respect to such periods.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date
2012
1st Quarter	$26.48	$22.89	$0.3138	04/30/12	05/09/12
2nd Quarter	$26.47	$22.84	$0.3175	07/31/12	08/08/12
3rd Quarter	$27.49	$25.39	$0.3250	10/31/12	11/08/12
4th Quarter	$27.69	$24.26	$0.3300	01/31/13	02/07/13
2013
1st Quarter	$30.17	$25.51	$0.3350	04/30/13	05/07/13
2nd Quarter	$31.78	$28.06	$0.3400	07/31/13	08/07/13
3rd Quarter	$32.80	$28.83	$0.3450	10/31/13	11/07/13
4th Quarter	$33.46	$29.57	$0.3500	01/31/14	02/07/14
2014
1st Quarter	$35.50	$31.51	$0.3550	04/30/14	05/07/14
2nd Quarter	$39.26	$34.52	$0.3600	07/31/14	08/07/14
3rd Quarter	$41.38	$35.55	$0.3650	10/31/14	11/07/14
4th Quarter	$40.95	$30.71	$0.3700	01/30/15	02/06/15

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

Recent Issuance of Unregistered Securities

In order to fund the equity consideration paid in Step 1 of the Oiltanking acquisition (see "Acquisition of Oiltanking Partners, L.P." under Part I, Item 1 of this annual report), we issued 54,807,352 common units to OTA on October 1, 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof, and we granted OTA registration rights with respect to these common units under a Registration Rights Agreement between us and OTA (the "Registration Rights Agreement").  The Registration Rights Agreement provides that, subject to the terms and conditions set forth therein, at any time after the earlier of (i) 90 days after October 1, 2014 and (ii) the execution of definitive agreements to acquire (through merger or otherwise) all or substantially all of the Oiltanking common units not owned by Enterprise or its affiliates, OTA may request that we prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of the 54,807,352 Enterprise common units that OTA owns.  Our obligation to OTA to effect such transactions is limited to five registration statements and underwritten offerings.

Common Units Authorized for Issuance Under Equity Compensation Plan

See "Securities Authorized for Issuance Under Equity Compensation Plans" included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

A total of 2,634,074 unit-based awards (e.g., restricted common unit awards granted to key employees of EPCO) vested and were converted to common units during 2014.  Of this amount, 894,383 were sold back to us by employees to meet their related tax withholding requirements.  The total cost of these repurchased units was $30.2 million.  We cancelled such treasury units immediately upon acquisition.

The following table summarizes our repurchase activity during 2014 in connection with these vesting transactions:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
February 2014 (1)	842,782	$32.85	--	--
May 2014 (2)	26,386	$36.62	--	--
August 2014 (3)	8,849	$37.52	--	--
November 2014 (4)	16,366	$36.91	--	--
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
(4) Of the 47,676 restricted common units that vested in November 2014 and converted to common units, 16,366 units were sold back to us by employees to cover related withholding tax requirements.

Also, we announced a common unit repurchase program in December 1998 whereby we, together with certain affiliates, could repurchase up to 4,000,000 of our common units on the open market.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2014, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

Item 6.  Selected Financial Data.

The following table presents selected historical consolidated financial data of our partnership.  This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2014 and 2013 and related statements of consolidated operations, comprehensive income, cash flow and equity for the three years ended December 31, 2014, 2013 and 2012, respectively.  As presented in the table, amounts are in millions (except dollar per unit data).

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of operations data:
Total revenues	$47,951.2	$47,727.0	$42,583.1	$44,313.0	$33,739.3
Total costs and expenses	$44,435.0	$44,427.0	$39,538.2	$41,500.3	$31,654.1
Equity in income of unconsolidated affiliates	$259.5	$167.3	$64.3	$46.4	$62.0
Operating income	$3,775.7	$3,467.3	$3,109.2	$2,859.1	$2,147.2
Net income	$2,833.5	$2,607.1	$2,428.0	$2,088.3	$1,383.7
Net income attributable to noncontrolling interests	$46.1	$10.2	$8.1	$41.4	$1,062.9
Net income attributable to limited partners	$2,787.4	$2,596.9	$2,419.9	$2,046.9	$320.8
Earnings per unit:
Basic ($/unit)	$1.51	$1.45	$1.40	$1.24	$0.58
Diluted ($/unit)	$1.47	$1.41	$1.35	$1.19	$0.58
Cash distributions paid with respect to period ($/unit)	$1.4500	$1.3700	$1.2863	$1.2176	$1.1350

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Property, plant and equipment, net	$29,881.6	$26,946.6	$24,846.4	$22,191.6	$19,332.9
Investments in unconsolidated affiliates	$3,042.0	$2,437.1	$1,394.6	$1,859.6	$2,293.1
Total assets	$47,100.7	$40,138.7	$35,934.4	$34,125.1	$31,360.8
Long-term debt, including current maturities thereof	$21,363.8	$17,351.5	$16,201.8	$14,529.4	$13,563.5
Total liabilities	$27,408.5	$24,698.3	$22,638.4	$21,905.8	$19,460.0
Equity:
Partners equity	$18,063.2	$15,214.8	$13,187.7	$12,113.4	$11,374.2
Noncontrolling interests	1,629.0	225.6	108.3	105.9	526.6
Total equity	$19,692.2	$15,440.4	$13,296.0	$12,219.3	$11,900.8
Limited partner units outstanding (millions)	1,937.3	1,871.4	1,797.6	1,763.2	1,687.4

General Discussion of Our Selected Financial Data Since 2010

In general, our results of operations increased from 2010 through 2014 primarily due to increased demand for our products and services, particularly in response to increased hydrocarbon production from supply basins such as the Eagle Ford Shale in South Texas, Permian Basin in West Texas and the Rocky Mountains region.  The increase in demand supported our long-term capital spending program.  As these projects are completed and commence operations, they contribute additional sources of cash flow to our operating results.

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

Our property, plant and equipment balances have increased since 2010 as a result of our capital spending program.   For information regarding our capital spending, see "Capital Spending" included under Part II, Item 7 of this annual report.

Investments in unconsolidated affiliates decreased in 2011 and 2012 primarily due to the liquidation of our investment in Energy Transfer Equity, L.P. ("Energy Transfer Equity").  In general, investments in unconsolidated affiliates have increased since 2012 as a result of cash contributions we made to investees to fund their major capital projects (e.g., Texas Express Pipeline, Front Range Pipeline and the Seaway Pipeline).

Our debt balances have increased since 2010 primarily due to the funding of a portion of our capital spending program using borrowings under bank credit agreements and the issuance of senior notes.   Apart from the impact of merger-related changes (such as those described in the following section), our equity balances have also increased over this period due to the funding of our capital spending program using net proceeds from the issuance of common units in connection with underwritten offerings, our distribution reinvestment plan and employee unit purchase plan programs and "at-the-market" program.  Additional information regarding our results of operations, liquidity and capital resources and capital spending can be found under Part II, Item 7 of this annual report.

Impact of Holdings Merger on 2010 Selected Financial Data

On September 3, 2010, Enterprise GP Holdings L.P. ("Holdings"), Enterprise, Enterprise GP, Enterprise Products GP, LLC ("EPGP," the former general partner of Enterprise) and Enterprise ETE LLC ("Holdings MergerCo," a wholly owned subsidiary of Enterprise) entered into a merger agreement (the "Holdings Merger Agreement").  On November 22, 2010, the Holdings Merger Agreement was approved by the unitholders of Holdings and the merger of Holdings with and into Holdings MergerCo and related transactions were completed, with Holdings MergerCo surviving such merger.  Collectively, we refer to these transactions as the "Holdings Merger." As a result of completing the Holdings Merger, Enterprise GP, which had previously been the general partner of Holdings ("Holdings GP"), became Enterprise's general partner.

Prior to the merger (the "Holdings Merger"), Enterprise was a consolidated subsidiary of Holdings, which was Enterprise's parent.  Upon completion of the Holdings Merger, Holdings merged with and into a wholly owned subsidiary of Enterprise. The Holdings Merger resulted in Holdings being considered the surviving consolidated entity for accounting purposes, while Enterprise was the surviving consolidated entity for legal purposes.  From an accounting perspective, Holdings was deemed the acquirer of the noncontrolling interests in Enterprise that were previously recognized in Holdings' consolidated financial statements (i.e., the acquisition of Enterprise's common units and other limited partner interests that were owned by parties other than Holdings).  As a result of the Holdings Merger, Enterprise's consolidated financial and operating results prior to November 22, 2010 were presented as if Enterprise was Holdings from an accounting perspective (i.e., the consolidated financial statements of Holdings became the historical financial statements of Enterprise).

At the effective time of the Holdings Merger, each issued and outstanding unit representing limited partner interests in Holdings was cancelled and converted into the right to receive Enterprise common units based on the 1.5 to 1 exchange ratio.  We issued an aggregate 417,626,908 of our common units (net of fractional common units cashed out) as consideration in the Holdings Merger and, immediately after the merger, cancelled 43,126,354 of our common units previously owned by Holdings.  Limited partner units outstanding at December 31, 2010 and each subsequent period include both the common units issued to third parties and affiliates since our initial public offering in 1998 and those issued in connection with the Holdings Merger.

Since Holdings regarded third party and affiliate ownership of our common units and other limited partner units as noncontrolling interests prior to the Holdings Merger, net income attributable to limited partners for 2010 is significantly different than the amounts following the Holdings Merger.  Net income attributable to limited partners following the Holdings Merger reflects all of our limited partners.  Also, basic and diluted earnings per unit data for period prior to the Holdings Merger reflect those reported by Holdings, after retroactively adjusting the amounts to reflect the 1.5 to one unit-for-unit exchange ratio.

Cash distributions per unit presented for 2010 represent the sum of cash distributions declared and paid by Holdings with respect to the first, second and third quarters of 2010 and the cash distribution declared and paid by Enterprise with respect to the fourth quarter of 2010.  Cash distributions per unit for 2014, 2013, 2012 and 2011 represent those declared and paid by us with respect to those years.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the Years Ended December 31, 2014, 2013 and 2012

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees ("DD LLC Trustees") of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Enterprise GP; (ii) Dr. Ralph S. Cunningham; and (iii) Richard H. Bachmann.  Each of the DD LLC Trustees also currently serves as one of the three managers of Dan Duncan LLC.

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer ("CEO") of EPCO.  Each of the EPCO Trustees is also a director of EPCO.

In addition to owning our general partner, EPCO and its privately held affiliates owned approximately 35.3% of our limited partner interests at December 31, 2014.

References to "Oiltanking" mean Oiltanking Partners L.P.  References to "Oiltanking GP" mean OTLP GP, LLC, the general partner of Oiltanking.  On October 1, 2014, we acquired Oiltanking GP and the related incentive distribution rights ("IDRs"), 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from Oiltanking Holding Americas, Inc. and its affiliates (collectively, "OTA").

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K for the year ended December 31, 2014 (our "annual report") contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as "anticipate," "project," "expect," "plan," "seek," "goal," "estimate," "forecast," "intend," "could," "should," "will," "believe," "may," "potential" and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the U.S., Canada and Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or "LPG"); crude oil gathering, transportation, storage and terminals; offshore production platforms; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.  Our assets include approximately 51,300 miles of onshore and offshore pipelines; 225 MMBbls of storage capacity for NGLs, petrochemicals, refined products and crude oil; and 14 Bcf of natural gas storage capacity.  In addition, our asset portfolio includes 24 natural gas processing plants, 22 NGL and propylene fractionators, six offshore hub platforms located in the Gulf of Mexico, a butane isomerization complex, NGL import and LPG export terminals, a refined products export terminal and octane enhancement and high-purity isobutylene production facilities.

On October 1, 2014, we announced our acquisition of the general partner and certain limited partner interests of Oiltanking Partners, L.P. ("Oiltanking").  See "Significant Recent Developments" within this Part II, Item 7 for information regarding this business combination.

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

We have five reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; and (v) Petrochemical & Refined Products Services.  For information regarding our business segments see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Significant Recent Developments

Acquisition of Oiltanking Partners, L.P.

On October 1, 2014, we acquired Oiltanking GP and the related incentive distribution rights, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA.  We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 Enterprise common units for these ownership interests and rights. We also paid $228.3 million to assume the outstanding loans, including related accrued interest, owed by Oiltanking or its subsidiaries to OTA.  Collectively, these transactions are referred to as "Step 1" of the Oiltanking acquisition.  We funded the cash consideration for the Step 1 transactions using borrowings under our new $1.5 billion 364-Day Credit Agreement, proceeds from the sale of short-term notes under our commercial paper program and cash on hand.

Oiltanking owns marine terminals located on the Houston Ship Channel and at the Port of Beaumont with a total of 12 ship and barge docks and approximately 26 MMBbls of crude oil and petroleum products storage capacity.  Oiltanking's marine terminal on the Houston Ship Channel is connected by pipeline to our Mont Belvieu, Texas complex and is integral to our growing LPG export, crude oil storage and octane enhancement and propylene businesses.  Our Enterprise Crude Houston ("ECHO") facility is also connected to Oiltanking's system.  We have had a strategic relationship and enjoyed mutual growth with Oiltanking and its predecessors since 1983.  The combination of our legacy midstream assets and Oiltanking's access to waterborne markets and crude oil and petroleum products storage assets extends and broadens our midstream energy services business.  We believe this combination benefits our producing and consuming customers by enhancing their respective access to supplies, domestic and international markets, and storage.

Following Step 1 of the Oiltanking acquisition, but not part of Step 2 of the acquisition, on November 17, 2014, the 38,899,802 Oiltanking subordinated units held by Enterprise automatically converted into an equal number of Oiltanking common units pursuant to the terms of the Oiltanking partnership agreement. Following this conversion, Enterprise owned 54,799,604 Oiltanking common units, or approximately 65.9% of Oiltanking's outstanding common units.

As a second step of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking's general partner on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the "merger agreement") with Oiltanking on November 11, 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of Enterprise with and into Oiltanking, with Oiltanking surviving the merger as a wholly owned subsidiary of Enterprise (the "Oiltanking Merger"); and

▪
all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking's public unitholders (which consist of Oiltanking unitholders other than Enterprise and its subsidiaries) to be cancelled and converted into Enterprise common units based on an exchange ratio of 1.30 Enterprise common units for each Oiltanking common unit.

In accordance with the merger agreement and Oiltanking's partnership agreement, the merger was submitted to a vote of Oiltanking's common unitholders, with the required majority of unitholders (including Enterprise's ownership interests representing approximately 65.9% of Oiltanking's outstanding common units) voting to approve the merger on February 13, 2015. Upon approval of the merger, a total of 36,827,557 Enterprise common units were issued to Oiltanking's former public unitholders. After taking into account the aggregate value of consideration issued and paid in the Oiltanking acquisition, our total cost to acquire Oiltanking was approximately $5.9 billion.

In connection with Step 1 of the transaction, we entered into a Liquidity Option Agreement with OTA and Marquard & Bahls ("M&B"), an affiliate of OTA. Pursuant to the Liquidity Option Agreement, we granted M&B the option (the "Liquidity Option") to sell to Enterprise 100% of the issued and outstanding capital stock of OTA (the "Option Securities") at any time within a 90-day period commencing on February 1, 2020. At that time, OTA's only significant asset would be the Enterprise common units it received in Step 1, to the extent that such common units are not sold by M&B prior to the Liquidity Option exercise date. If this put option is exercised, the aggregate consideration to be paid by us for the Option Securities would equal 100% of the then-current fair market value of the OTA-owned Enterprise common units at the closing of the transactions contemplated under the Liquidity Option Agreement. The fair market value would be determined by multiplying the number of Enterprise common units owned by OTA at the time of exercise by the volume-weighted sales price per unit of Enterprise common units as reported by the NYSE (or other national securities exchange, as applicable) for the ten (10) consecutive trading days preceding the exercise.  The consideration paid may be in the form of newly issued Enterprise common units, cash or any mix thereof, as determined solely by us.  The Liquidity Option Agreement contains indemnification by M&B for certain specified liabilities of OTA following the closing of any exercise of the Liquidity Option, and certain conditions to closing.
If a defined "Trigger Event" occurs, the Liquidity Option may be exercised earlier within a 135-day period following notice of such event. The aggregate consideration to be paid by us for the Option Securities in connection with an exercise of the option due to a Trigger Event will be solely cash, determined in the same manner as the price otherwise payable upon the exercise of the Liquidity Option in the absence of a Trigger Event.

See "Recent Issuance of Unregistered Securities" under Part II, Item 5 for information regarding a registration rights agreement we entered into in connection with the 54,807,352 common units issued as consideration in Step 1 of the Oiltanking acquisition.

OTA is wholly owned by an affiliate of Oiltanking GmbH, an independent storage provider for crude oil, refined products, liquid chemicals and gases headquartered in Hamburg, Germany.  Dr. F. Christian Flach, managing director of Oiltanking GmbH and former chairman of the board of Oiltanking, was named as a director of our general partner in connection with our acquisition of Oiltanking. For additional information regarding Dr. Flach, see Part III, Item 10 of this annual report.

As a result of our acquisition of Oiltanking GP, we began consolidating the financial statements of Oiltanking and its general partner on October 1, 2014.  This business combination was accounted for using the acquisition method of accounting.  This method requires us to allocate the cost of a business combination to the assets acquired and liabilities assumed based on their estimated fair values on the transaction date.  For information regarding our accounting for this business combination, see Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the Federal Trade Commission requesting specified information relating to the Oiltanking acquisition.  We are in the process of complying with the requests and are cooperating with the investigation.  Based on the limited information that Enterprise has at this time, we are unable to predict the outcome of the investigation.

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

To supply the new South Eddy plant, we plan to construct approximately 80 miles of natural gas gathering pipelines to complement our existing 1,500 miles of natural gas gathering pipelines located in the Delaware Basin.  We also expect to build a 75-mile, 12-inch diameter NGL pipeline to transport NGLs from the South Eddy plant to our Hobbs NGL fractionation and storage facility located in Gaines County, Texas.  As a result of multiple pipeline connections at our Hobbs facility, shippers will have access to our NGL fractionation and storage complex in Mont Belvieu, Texas.  Additionally, we plan to deliver residue gas from the South Eddy plant through new interconnections with existing third party pipelines.

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

Plans to Build Ninth NGL Fractionator at Our Mont Belvieu, Texas Complex

In September 2014, we announced plans to build a ninth NGL fractionator adjacent to our complex in Mont Belvieu, Texas.  If constructed, the ninth fractionator is expected to have a capacity of 85 MBPD.  We have secured the required permits and emission credits for the ninth and a possible, similarly-sized tenth NGL fractionator at Mont Belvieu.   We are evaluating the timing of these projects in light of current business conditions.

SEKCO Oil Pipeline Completed

The SEKCO Oil Pipeline was completed in July 2014, with crude oil shipments starting in January 2015 when the Lucius oil and gas field commenced operations.  The SEKCO Oil Pipeline is owned by Southeast Keathley Canyon Pipeline Company, L.L.C., which is owned 50% by us and 50% by Genesis Energy, L.P.   The SEKCO Oil Pipeline is a 149-mile crude oil gathering pipeline serving producers in the Lucius oil and gas field located in the southern Keathley Canyon area of the deepwater central Gulf of Mexico.  The new pipeline connects the third party-owned Lucius-truss spar floating production platform to an existing junction platform at South Marsh Island 205, which is part of our Poseidon Oil Pipeline System.  We serve as operator of the SEKCO Oil Pipeline, which has a capacity of 115 MBPD.

Seaway Crude Oil Pipeline Loop Completed

In June 2014, Seaway Crude Pipeline Company LLC ("Seaway") completed a pipeline looping project involving its Longhaul System.  This expansion project included the construction of an additional 512-mile, 30-inch pipeline that transports crude oil south from the Cushing hub to Seaway's Jones Creek terminal.  With the looping project complete, the aggregate transportation capacity of the Longhaul System is approximately 850 MBPD, depending on the type and mix of crude oil being transported and other variables.  Crude oil deliveries using the new pipeline (referred to as the "Seaway Pipeline looping project") commenced in December 2014.

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

Marine Terminal Begins Exporting Refined Products

In May 2014, we began loading cargoes of refined products for export on our reactivated marine terminal in Beaumont, Texas, and within six months the facility was sold out.  Located on the Neches River, the terminal can load at rates up to 15,000 barrels per hour.  The facility includes a dock with a 40-foot draft that can accommodate Panamax size vessels that have a capacity of up to 400,000 barrels. The terminal has access to more than 12.0 MMBbls of refined products storage and receives products from eight refineries, representing approximately 3.3

MMBPD of capacity, as well as the Colonial Pipeline.

The costs for improvements and modifications required to resume operations at the terminal, which included channel dredging, new pipeline construction, and the installation of new loading arms and vapor recovery systems, are supported by long-term customer commitments.  Ongoing expansion of the Beaumont refined products terminal, also supported by long-term customer commitments, includes significant additional on-site storage and ancillary equipment for gasoline blending operations.  With its strategic location and enhanced capabilities, the Beaumont marine terminal provides optionality for customers, allowing them to capture added value from the evolving fundamentals of the domestic and international refined products markets.

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

The ethane export facility will be integrated with our Mont Belvieu complex.  Our Mont Belvieu complex receives NGL supplies from several major producing basins across the U.S., including the Marcellus and Utica Shales via our recently completed Appalachia-to-Texas Express ("ATEX") ethane pipeline.  We believe that our integrated NGL system offers supply assurance and diversification for the ethane export facility.

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

ATEX terminates at our Mont Belvieu storage facility, which includes an extensive pipeline distribution system.  With the addition of our Aegis Ethane Pipeline, we will, through our Mont Belvieu facilities, link Marcellus and Utica Shale-produced ethane to existing ethylene production facilities along the U.S. Gulf Coast and provide supply security to support construction of new third party ethylene plants currently planned in Texas and Louisiana.

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

Mid-America Pipeline System's Rocky Mountain Expansion Project Begins Operations

In January 2014, we announced the completion of an expansion project involving the Rocky Mountain pipeline of our Mid-America Pipeline System.  This expansion project involved looping 265 miles of the Rocky Mountain pipeline, as well as related pump station modifications, which increased transportation capacity on the pipeline from approximately 275 MBPD to 350 MBPD.  This expansion project was built to accommodate growing natural gas and NGL production from major supply basins in Colorado, New Mexico, Utah and Wyoming.

Commercial and Liquidity Outlook for 2015

Commercial Outlook for 2015

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

As a result of significant advances in non-conventional drilling and production technology, North American reserves and production of hydrocarbons from shale developments have increased substantially.  The rapid increase in U.S. hydrocarbon supplies has led to a reduction in imports of crude oil, NGLs, refined products and natural gas into the U.S.  Conversely, this trend has also resulted in significant increases in hydrocarbon exports from the U.S., particularly of refined products and LPGs, and contributed to price volatility in the price of natural gas and NGLs, especially of ethane.

In the summer and fall of 2014, oil economists, including those at the International Energy Agency, began to express concerns about a growing global excess of crude oil and refined products in light of a weaker global economic outlook (especially for Europe and China) and in the face of surging supplies from the U.S. as well as production growth from Iraq, Libya, Iran and certain African countries.  In the fall of 2014, the market began to see signals of growing crude oil inventories coupled with unusual monthly discounts from OPEC nations to certain markets in order to retain their market share. On November 27, 2014, OPEC met for a regularly scheduled meeting and could not agree to cut their crude oil production in order to stabilize global oil prices.  In addition to not cutting production, as part of the November meeting, Saudi Arabia indicated that it believed that market forces, rather than OPEC's self-imposed quotas, should determine global oil prices.  As a result of no production cuts from OPEC and the strong communication from Saudi Arabia, oil prices rapidly deteriorated, falling quickly from approximately $75 per barrel to $45 per barrel by the end of January 2015.

The collapse in crude oil prices is impacting market dynamics for hydrocarbons around the world, resulting in uncertainty in supply and demand fundamentals for crude oil, refined products, NGLs, natural gas and other energy-intensive products including petrochemicals.  While it is impossible to predict exactly how lower energy commodity prices will impact us in 2015, we expect that an extended period of significantly lower crude oil and NGL prices will slow drilling activity in the regions we serve, which ultimately could reduce the overall supply of crude oil, natural gas and NGLs available to our facilities.  While all domestic production basins are expected to be impacted in 2015, we expect the largest reductions in drilling activity will be in domestic supply basins located  farthest from the U.S. Gulf Coast.

Although the exact impact of drilling and well completions is uncertain, we currently believe that producers will remain focused on the Eagle Ford Shale and Permian Basin regions because of their favorable returns on capital and relative close proximity to Gulf Coast markets, which increases their net operating cash flows compared to other more distant producing regions.  It is too early to predict how drilling programs in other plays farther from the Gulf Coast will be impacted, but we expect that many basins that have lower returns on capital due to higher transportation costs will likely experience a significant reduction in drilling activity until crude oil, NGL and natural gas prices improve.  Many producers have indicated that they expect to negotiate reductions in their drilling and completion costs to help mitigate some of the impact from energy commodity falling prices.  Nevertheless, many producers are indicating that they expect their production to continue to increase in 2015 compared to 2014 as they work through significant completion backlogs and drilling/contractual commitments and rely on financial hedges to help support their near-term cash flow needs.  Once these backlogs and commitments are satisfied and any financial hedges settle, producers are generally uncertain about their post-2015 drilling and production plans in light of the current commodity price environment.

Lower energy commodity prices for an extended period of time could lead to significant and prolonged reductions in drilling activity that would eventually result in lower production volumes and could negatively impact our gross operating margins relative to natural gas processing, pipeline operations and NGL fractionation, and could also adversely affect regional price spreads that could lower results from our marketing activities.  In addition, lower energy commodity prices over an extended period of time could contribute to a decrease in our capital spending for new assets or expansion opportunities for existing assets. Certain producers have already announced significant reductions in their capital budgets and production plans for 2015, and others have said that they are in the process of revising their 2015 capital budgets in light of the decline in crude oil prices. Furthermore, producers that have published capital spending and production estimates for 2015 have, in general, noted that they are subject to change as the current situation develops.

In contrast to the negative impacts on energy producers, lower energy costs could lead to an increase in energy consumption and an increase in investments in energy intensive industries (e.g., steel manufacturing and industrial chemicals) as lower energy costs reduce the variable costs of such industries and improve investment returns of some projects.  An increase in demand for crude oil or NGLs from these types of industries, along with other positive consumer-driven demand responses to the lower prices, may help to balance crude oil supply and demand fundamentals by the end of 2015.  Regardless of such market dynamics, almost all of the assets we have under construction or have recently completed, whether supply or end-use oriented, are backed by significant long-term fee-based commitments from shippers and/or end-use customers.  In addition, many of our recent pipeline projects are backed by contractual volume commitments over the next several years (e.g., shipper commitments on our ATEX, Texas Express and Front Range pipelines), thus providing support to the cash flows generated by these assets. For additional information regarding our recent significant projects, see "Significant Recent Developments" within this Part II, Item 7.

Natural gas has been trading at a significant discount to crude oil for the last several years due to changes in supply and demand fundamentals and, in spite of the recent downturn in crude oil prices, natural gas continues to trade at a significant discount relative to historical norms.  For example, on an energy-equivalent basis, natural gas prices for 2015 are forecast to be 30% to 36% of the price of crude oil (based on prices quoted in futures markets in January 2015).   For 2014 and 2013, natural gas was priced at 27% and 22% of crude oil on an energy-equivalent basis, respectively.  In addition, ethane prices have decreased over time in terms of price per gallon and as a percentage relative to the price of crude oil on an energy-equivalent basis. The decline in ethane prices is attributable to excess domestic supply.  For example, the average price of ethane in 2012 was $0.40 per gallon (or 37% of the relative price of crude oil on an energy-equivalent basis).  The average price of ethane continued to decline in 2013, decreasing to $0.26 per gallon (or 23% of the relative price of crude oil on an energy-equivalent basis) and averaged $0.27 per gallon (or 25% of the relative price of crude oil on an energy-equivalent basis) in 2014.  At the end of January 2015, ethane was priced at $0.18 per gallon (or 36% of the relative price of crude oil on an energy-equivalent basis).

As a result of these natural gas and ethane price trends, producers  have significantly decreased their drilling activity in onshore areas where natural gas production is considered "dry" or "lean" (i.e., the amount of NGLs produced in connection with the natural gas production is relatively small) and have focused more on NGL-rich natural gas and crude oil developments over the last several years. A similar trend is also occurring in the Gulf of Mexico, with producers investing capital to develop new sources of crude oil production rather than areas where natural gas production is prevalent.  In general, the focus on crude oil and NGL-rich supply basins by producers has contributed to significant increases in domestic production of these hydrocarbons.  The excess supply and inventories have led to lower prices for these energy commodities and contributed to a global focus on exports of U.S. hydrocarbons, to the extent such exports are permitted by U.S. governmental authorities.

U.S. LPG exports continue to increase as a result of ample supplies, increased export capacity and competitive prices as compared to international markets. Overall, U.S. propane waterborne exports increased from approximately 153 MBPD in 2012 to 288 MBPD in 2013 and to 403 MBPD in 2014.  Markets in Central and South America have been the major source of new demand for U.S. LPG exports; however, volumes are also being transported to Northwest Europe and Far East Asia.  LPG exports from the U.S. Gulf Coast to Central and South America are expected to increase in the future.  Similarly, greater volumes of Gulf Coast-sourced LPGs are expected to reach Asian markets after the anticipated Panama Canal expansion is completed (currently forecast for early 2016).  This expansion project is expected to make LPG exports from the Gulf Coast to Asia more economical for shippers, allowing Asian importers to further diversify their sources of LPGs beyond their traditional Middle East suppliers. In 2014, U.S. ethane exports were generally limited to petrochemical customers in Canada that could receive volumes by pipeline.

Due to the renewed focus on hydrocarbon exports, we are actively growing our ability to provide services and products to Gulf Coast exporters.  We are currently the largest supplier of propane to such exporters, and are nearly doubling the LPG export capacity at our Houston Ship Channel terminal over the next 18 months.   In April 2014, we commenced construction of a large-scale marine ethane export facility, which will be located at Morgan's Point on the Houston Ship Channel. Our ethane export dock will be strategically linked to our Mont Belvieu storage, fractionation and pipeline assets. The construction and operation of the ethane export dock is supported by long-term commitments for approximately 80% of the facility's projected capacity and several customers have expressed interest in the remaining capacity and possible expansions.

In May 2014, we began loading cargoes of refined products for export on our reactivated marine terminal in Beaumont, Texas.  We are also expanding this terminal with additional on-site storage and ancillary equipment for gasoline blending operations. Reactivation of the terminal, as well as its expansion, was supported by long-term customer commitments.  With its strategic location and enhanced capabilities, the Beaumont Refined Products Export Terminal provides optionality for exporters, allowing them to capture added value from the evolving fundamentals of the domestic and international refined products markets.

In October 2014, we completed Step 1 of the Oiltanking acquisition (see "Significant Recent Developments" within this Part II, Item 7).  In February 2015, the Oiltanking Merger was completed. The combination of our legacy midstream assets and Oiltanking's access to waterborne markets and crude oil and petroleum products storage assets extends and broadens our midstream energy services business.  We believe this combination benefits our producing and consuming customers by enhancing their respective access to supplies, domestic and international markets, and storage.

In recent years, natural gas and NGLs developed a significant feedstock price advantage over more costly crude oil derivatives (such as naphtha).  We expect this trend to continue based on energy prices quoted on futures markets in January 2015 and due to: (i) ongoing production from domestic shale resource plays and efforts by producers to lower associated drilling costs; (ii) anticipated increases in demand for crude oil by China, India and other developing economies; and (iii) geopolitical risks in many areas of the world that are major exporters of crude oil, which may cause unexpected crude oil price increases.  In addition, this trend is supported in the near term by a lack of meaningful infrastructure to export natural gas and ethane supplies from the U.S., which results in an oversupply and lower market values for both energy commodities.

As a result of the feedstock price advantage currently held by natural gas and NGLs, energy consumers in the industrial manufacturing and power generation sectors are continuing to adjust their feedstock and asset portfolios to consume increasing amounts of these commodities in their operations.  In addition, we believe the feedstock price advantage of domestically-produced NGLs has led to a long-term fundamental change in feedstock selection by the U.S. petrochemical industry, which is the largest consumer of domestic NGLs.  Since NGLs typically trade at a significant discount to crude oil, using NGLs as a feedstock generally provides a substantial cost advantage for U.S. petrochemical companies when compared to using naphtha, whose price is closely linked to international crude prices.  From 2009 through 2014, ethane and propane have generally been the most profitable feedstocks in the production of ethylene. In order to capitalize on this cost advantage, U.S. petrochemical companies have maximized their consumption of domestic NGLs, particularly ethane, in the production of ethylene.  Many of these companies have also announced plans to invest billions of dollars to construct NGL feedstock-oriented, world-scale ethylene plants on the Gulf Coast.  For example:

▪	CP Chemical announced in December 2011 that it expects to build a 1.5 million metric tons per year ethylene plant in Cedar Bayou, Texas by 2017;

▪	Formosa Plastics announced in March 2012 that it expects to build an 800 thousand metric tons per year ethylene plant along the U.S. Gulf Coast by 2016/2017;

▪	Dow Chemical announced in April 2012 that it expects to build a 1.5 million metric tons per year ethylene plant along the U.S. Gulf Coast by 2017;

▪	Sasol announced in October 2014 that they had reached final approval to build a 1.5 million metric ton per year ethylene plant in Lake Charles Louisiana; and

▪	numerous other petrochemical companies have announced significant expansions and or conversions to ethane for at existing facilities.

Almost all of these ethylene plants and the ethylene industry's major expansions are in close proximity to our existing or planned assets, including our Aegis Ethane Pipeline.

Based on industry publications, domestic production of ethylene in 2014 was estimated to be 145 million pounds per day compared to 148 million pounds per day in 2013.  Ethane is the most widely used feedstock by the U.S. petrochemical industry in the production of ethylene. As a result, ethane consumption by domestic petrochemical companies has, at times, been in excess of 1.1 MMBPD.  We believe the U.S. ethylene industry could consume approximately 200 MBPD of additional ethane feedstocks over the next few years through modifications, debottlenecking and expansions at existing facilities.  In addition, we believe that announced new petrochemical plant construction projects, including those noted in the preceding paragraph, could consume well over 500 MBPD of additional ethane feedstocks when completed.  However, for almost all of 2014, ethane production was in excess of the ethylene industry's ability to consume ethane, resulting in significant volumes of ethane not being extracted from the natural gas stream by producers and natural gas processors in an effort to balance ethane supply to demand. In the absence of additional near-term demand growth or a significant drop in production, we expect ethane to remain oversupplied.  This could lower the value of our equity NGL production and reduce the volumes that would otherwise be handled by our downstream NGL fractionators and pipelines.

Drilling activity in shale plays with predominantly dry natural gas production or natural gas production with a lower NGL content (e.g., the Haynesville/Bossier, Barnett, Fayetteville, Piceance and Jonah/Pinedale shales) are expected to remain well below peak levels.  As a result, we expect that natural gas volumes on pipelines that serve these supply basins, including our Jonah, Piceance Basin, San Juan and Haynesville gathering systems, may decline further in 2015 when compared to 2014.  Although these supply basins are currently experiencing production declines, we believe that these areas have substantial, undeveloped natural gas reserves with some of the lowest development and production costs in the U.S.  Furthermore, we believe that as U.S. supply and demand for natural gas and ethane becomes more balanced through exports of these commodities and, as a result, natural gas and ethane prices stabilize and increase, these supply basins could experience an increase in drilling activity to support, and potentially increase, their future production levels.

With respect to the Gulf of Mexico, we expect that transportation volumes on our offshore crude oil pipelines will continue to increase in the near term as significant deepwater prospects begin production.  For example, our SEKCO Oil Pipeline, which serves the Lucius field located in the southern Keathley Canyon area of the deepwater central Gulf of Mexico, commenced operations during the first quarter of 2015. Conversely, we expect that throughput volumes on our offshore Gulf of Mexico natural gas pipelines will continue to decline in 2015 due to producers focusing more of their near-term resources to exploit offshore crude oil developments and onshore NGL-rich natural gas and crude oil producing areas; however, increases in natural gas production associated with oil production are expected to temper the overall decline in Gulf of Mexico natural gas production. Development of hydrocarbon reserves in the Gulf of Mexico is capital intensive and projects typically have long lead times.  At this time, we are uncertain what, if any, effect the current environment of lower hydrocarbon prices will have on producers' intermediate plans to explore and develop reserves in the Gulf of Mexico.

As a result of crude oil pipeline infrastructure expansions, including the Seaway Pipeline looping project we placed into service in 2014, producers have greater access to U.S. Gulf Coast refineries. This is evident in a significant narrowing of the differential in 2014 between Light Louisiana Sweet ("LLS") and West Texas Intermediate ("WTI"), which saw the premium of LLS compared to WTI (based on their average indicative price spread) narrow from $9.35 per barrel in 2013 to $3.61 per barrel in 2014 and $1.56 per barrel at the end of January 2015.  The narrowing of the premium was a direct result of over 1.2 MMBPD of new pipeline capacity being placed into service between the Cushing hub and the U.S. Gulf Coast in 2014.  With approximately 8.5 MMBPD of refining capacity along the Gulf Coast, refiners now have access to a wide array of crude types from which to choose, and will vary their crude input stream by employing a mix of domestic production with waterborne imports in order to optimize their operations and profitability. As a result of increasing domestic supplies, the U.S. Gulf Coast has seen crude oil imports fall from 3.7 MMBPD in 2013 to 3.4 MMBPD in 2014, while refinery crude runs on the Gulf Coast increased from 8.1 MMBPD in 2013 to 8.3 MMBPD in 2014.  Many domestic refineries are modifying and expanding their facilities in order to process more North American crude oil and are also increasing their refined product exports in order to capture market share in emerging economies, which typically have insufficient refining capacity to satisfy their growing demand. We believe that this increased reliance on domestically-produced crudes will continue in 2015, with refiners further reducing their imports of waterborne crudes (particularly "light sweet" crudes).  This trend should have a beneficial impact on our crude oil pipeline and storage assets and our refined product export facilities in 2015; however, this outlook may be compromised if there is a prolonged reduction in domestic crude oil drilling and production, or if overseas crude markets become discounted compared to the U.S. Gulf Coast for an extended period.

Liquidity Outlook for 2015

At December 31, 2014, we had $4.17 billion of consolidated liquidity, which was comprised of $74.4 million of unrestricted cash on hand and $4.09 billion of available borrowing capacity under EPO's revolving credit facilities. Throughout 2014, the corporate debt and equity capital markets were accessible to us, along with adequate credit availability from banks.  Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

We have $2.05 billion of senior notes maturing in 2015 through the first quarter of 2016. We expect to refinance these senior note obligations at or prior to their maturity. The U.S. government is expected to continue to run substantial annual budget deficits in the coming years  that will require a corresponding issuance of debt by the U.S. Treasury.  The interest rate on U.S. Treasury debt has a direct impact on the cost of our debt.  At this time, we are uncertain what impact the expected large issuances of U.S. Treasury debt and the prevailing economic and capital market conditions during these future periods will have on the cost and availability of capital, and we have not executed any interest rate swaps to hedge a portion of our expected future debt issuances in connection with the refinancing of debt.  We continue to monitor and evaluate the condition of the capital markets and our interest rate risk with respect to refinancing these maturities and funding our capital spending program.

For information regarding our capital spending program, including projected 2015 spending levels, see "Capital Spending" within this Part II, Item 7.

Results of Operations

Summarized Consolidated Income Statement Data

The following table summarizes the key components of our results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$47,951.2	$47,727.0	$42,583.1
Costs and expenses:
Operating costs and expenses:
Cost of sales	40,464.1	40,770.2	36,015.5
Other operating costs and expenses	2,541.8	2,310.4	2,244.9
Depreciation, amortization and accretion expenses	1,282.7	1,148.9	1,061.7
Net gains attributable to asset sales and insurance recoveries	(102.1)	(83.4)	(17.6)
Non-cash asset impairment charges	34.0	92.6	63.4
Total operating costs and expenses	44,220.5	44,238.7	39,367.9
General and administrative costs	214.5	188.3	170.3
Total costs and expenses	44,435.0	44,427.0	39,538.2
Equity in income of unconsolidated affiliates	259.5	167.3	64.3
Operating income	3,775.7	3,467.3	3,109.2
Interest expense	(921.0)	(802.5)	(771.8)
Other, net	1.9	(0.2)	73.4
Benefit from (provision for) income taxes	(23.1)	(57.5)	17.2
Net income	2,833.5	2,607.1	2,428.0
Net income attributable to noncontrolling interests	(46.1)	(10.2)	(8.1)
Net income attributable to limited partners	$2,787.4	$2,596.9	$2,419.9

Consolidated Revenues

The following table presents each business segment's contribution to revenues (net of eliminations) for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services:
Sales of NGLs and related products	$15,460.1	$15,916.0	$14,218.5
Midstream services	1,629.7	1,204.2	949.9
Total	17,089.8	17,120.2	15,168.4
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	3,181.7	2,571.6	2,395.4
Midstream services	1,022.1	966.9	957.2
Total	4,203.8	3,538.5	3,352.6
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	19,783.9	20,371.3	17,548.7
Midstream services	400.4	279.1	113.0
Total	20,184.3	20,650.4	17,661.7
Offshore Pipelines & Services:
Sales of natural gas	0.3	0.5	0.4
Sales of crude oil	8.6	5.7	3.3
Midstream services	147.9	153.2	187.8
Total	156.8	159.4	191.5
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	5,575.5	5,568.8	5,470.9
Midstream services	741.0	689.7	738.0
Total	6,316.5	6,258.5	6,208.9
Total consolidated revenues	$47,951.2	$47,727.0	$42,583.1

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2014 was Shell Oil Company and its affiliates ("Shell"), which accounted for $4.05 billion, or 8.5%, of our consolidated revenues for the year.   The following table presents our consolidated revenues from Shell by business segment for the year ended December 31, 2014 (dollars in millions):

NGL Pipelines & Services	$615.5
Onshore Natural Gas Pipelines & Services	130.3
Onshore Crude Oil Pipelines & Services	3,106.0
Offshore Pipelines & Services	6.7
Petrochemical & Refined Products Services	194.2
Total	$4,052.7

BP p.l.c. and its affiliates was our largest non-affiliated customer for 2013 and 2012, accounting for 9.0% and 9.5%, respectively, of our consolidated revenues.

Selected Energy Commodity Price Data

The following table presents index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade	WTI	LLS
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Crude Oil,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)

2012 Averages	$2.79	$0.40	$1.00	$1.65	$1.81	$2.15	$0.60	$0.49	$94.20	$111.72

2013 by quarter:
1st Quarter	$3.34	$0.26	$0.86	$1.58	$1.65	$2.23	$0.75	$0.65	$94.37	$113.93
2nd Quarter	$4.10	$0.27	$0.91	$1.24	$1.27	$2.04	$0.63	$0.53	$94.22	$104.63
3rd Quarter	$3.58	$0.25	$1.03	$1.33	$1.35	$2.15	$0.68	$0.58	$105.82	$109.89
4th Quarter	$3.60	$0.26	$1.20	$1.43	$1.45	$2.10	$0.68	$0.56	$97.46	$100.94
2013 Averages	$3.65	$0.26	$1.00	$1.39	$1.43	$2.13	$0.69	$0.58	$97.97	$107.34

2014 by quarter:
1st Quarter	$4.95	$0.34	$1.30	$1.39	$1.42	$2.12	$0.73	$0.61	$98.68	$104.43
2nd Quarter	$4.68	$0.29	$1.06	$1.25	$1.30	$2.21	$0.70	$0.57	$102.99	$105.55
3rd Quarter	$4.07	$0.24	$1.04	$1.25	$1.28	$2.11	$0.71	$0.58	$97.21	$100.94
4th Quarter	$4.04	$0.21	$0.76	$0.98	$0.99	$1.49	$0.69	$0.52	$73.15	$76.08
2014 Averages	$4.43	$0.27	$1.04	$1.22	$1.25	$1.98	$0.71	$0.57	$93.01	$96.75

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
(4)   Crude oil prices are based on commercial index prices for WTI as measured on the New York Mercantile Exchange ("NYMEX") and for LLS as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions. The following is a discussion of changes in key commodity prices affecting our results of operations:

▪
The weighted-average indicative market price for NGLs (based on prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production) was $0.97 per gallon for 2014 compared to $1.02 per gallon for 2013 – a 5% year-to-year decrease.   With the collapse in crude oil prices in late 2014, the weighted-average indicative market price for NGLs for the fourth quarter of 2014 was $0.74 per gallon. NGL prices are expected to follow crude oil prices in 2015, with some measure of recovery expected by the end of 2015.

According to the U.S. Energy Information Administration, ethane volumes account for approximately 35% of NGLs produced from natural gas processing activities.  As a result of producers allocating more of their capital budgets to developing NGL-rich shale plays and their success in extracting such resources, ethane production has increased more rapidly than the ethylene industry's current capability to consume the increase in supplies.   As a result of this trend, ethane prices declined to an average of $0.26 per gallon in 2013 from an average of $0.40 per gallon in 2012.   Ethane prices in 2014 averaged $0.27 per gallon as ethane production growth was tempered by ethane rejection at natural gas processing plants; however, average ethane prices decreased to $0.21 per gallon in the fourth quarter of 2014 mirroring the general decline in energy prices.

▪
The market price of natural gas (as measured at the Henry Hub in Louisiana) averaged $4.43 per MMBtu for 2014 compared to $3.65 per MMBtu during 2013 – a 21% year-to-year increase.  The increase in prices is generally due to higher natural gas demand for power generation and as a heating fuel.

▪
The market price of WTI crude oil (as measured on the NYMEX) averaged $93.01 per barrel for 2014 compared to $97.97 per barrel for 2013.   Although average WTI prices declined only 5% year-to-year, they (along with other crude oil price benchmarks) declined sharply in the fourth quarter of 2014 to an average of $73.15 per barrel (hitting a low in December 2014 of $53.27 per barrel).   In January 2015, WTI crude oil prices averaged $47.33 per barrel. See "Commercial Outlook for 2015" within this Part II, Item 7 for a discussion of the recent decline in global crude oil prices and its potential impact on our operations.

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

Comparison of 2014 with 2013

Revenues. Revenues for 2014 increased $224.2 million when compared to revenues for 2013.  Revenues from the marketing of natural gas increased $609.9 million year-to-year primarily due to higher sales prices, which accounted for a $534.7 million increase.  Revenues from the marketing of refined products increased a net $435.7 million year-to-year primarily due to higher sales prices, which accounted for a $502.5 million increase, partially offset by lower sales volumes, which accounted for a $66.8 million decrease.  Revenues from the marketing of crude oil decreased a net $584.5 million year-to-year primarily due to lower sales prices, which accounted for a $4.59 billion decrease, partially offset by higher sales volumes, which accounted for a $4.01 billion increase.  Revenues from the marketing of NGLs decreased $455.9 million year-to-year primarily due to lower sales prices, which accounted for a $254.8 million decrease, and lower sales volumes, which accounted for an additional $201.1 million decrease.  Collectively, revenues from the marketing of octane additives and high purity isobutylene ("HPIB") decreased $434.0 million year-to-year primarily due to lower sales volumes, which in turn were attributable to lower production volumes caused by unscheduled plant maintenance outages.

Revenues from midstream services increased $648.0 million year-to-year primarily due to the ongoing expansion of our operations. Recently completed assets such as the ATEX pipeline and the Rocky Mountain expansion of our Mid-America Pipeline System as well as certain assets in the Eagle Ford Shale and at our Mont Belvieu complex contributed approximately $400 million of this increase.  Also, our consolidated revenues for the fourth quarter of 2014 include $57.5 million from Oiltanking's operations.  On October 1, 2014, we acquired a controlling financial interest in Oiltanking; therefore, we began consolidating the financial results of Oiltanking on this date.  For additional information regarding the Oiltanking acquisition, see "Significant Recent Developments" within this Part II, Item 7.

Operating costs and expenses.  Total operating costs and expenses for 2014 decreased $18.2 million when compared to 2013.  The cost of sales associated with our marketing of natural gas increased $343.5 million year-to-year primarily due to higher purchase prices, which accounted for a $283.8 million increase.  Cost of sales associated with our marketing of refined products increased a net $400.4 million year-to-year primarily due to higher purchase prices, which accounted for a $469.5 million increase, partially offset by lower sales volumes, which accounted for a $69.1 million decrease.  Cost of sales associated with our marketing of crude oil decreased a net $405.7 million year-to-year primarily due to lower purchase costs, which accounted for a $4.25 billion decrease, partially offset by higher sales volumes, which accounted for a $3.84 billion increase.  The cost of sales associated with our marketing of NGLs decreased $383.7 million year-to-year primarily due to lower sales volumes, which accounted for a $255.3 million decrease, and lower purchase costs, which accounted for an additional $128.4 million decrease.  Collectively, the cost of sales associated with our marketing of octane additives and HPIB decreased $261.7 million year-to-year primarily due to lower purchase costs, which accounted for a $160.9 million decrease, and lower sales volumes, which accounted for an additional $100.8 million decrease.

Other operating costs and expenses increased $231.4 million year-to-year. The primary driver of this increase is the ongoing expansion of our operations, including that associated with recently completed assets being placed into service (e.g., our ATEX pipeline and expansion of the Rocky Mountain segment of our Mid-America Pipeline System).  We estimate that asset expansions accounted for approximately $125.0 million of the $231.4 million increase in expense. In addition, the year-to-year increase includes $18.0 million of expense we recorded in 2014 in connection with a producer settlement involving our San Juan Gathering System and a $16.6 million benefit we recognized in 2013, which represents a negative variance year-to-year, attributable to reductions in a provision for certain pipeline capacity obligations.  Other operating costs and expenses for 2014 also include $14.8 million of expenses attributable to Oiltanking's operations in the fourth quarter of 2014.

Depreciation, amortization and accretion expenses in operating costs and expenses increased $133.8 million in 2014 when compared to 2013 primarily due to recently constructed assets being placed into service.   Depreciation and amortization expense for 2014 includes $25.0 million attributable to Oiltanking for the fourth quarter of 2014.

We recorded net gains within operating costs and expenses of $102.1 million attributable to asset sales and insurance recoveries in 2014 compared to $83.4 million in 2013. We recognized $95.0 million of gains attributable to the receipt of nonrefundable cash insurance proceeds related to our West Storage claims in 2014 compared to $15.0 million of such gains in 2013. These proceeds were attributable to property damage claims we filed in connection with the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility. In March 2013, we sold the Stratton Ridge-to-Mont Belvieu segment of the Seminole Pipeline, along with a related storage cavern, and recognized a $52.5 million gain on the sale.

General and administrative costs.  General and administrative costs for 2014 increased $26.2 million when compared to 2013 primarily due to higher employee compensation costs, which accounted for $17.3 million of the increase, transaction costs of $3.8 million associated with Step 1 of the Oiltanking acquisition, and $4.7 million of expense for the settlement of litigation.

Equity in income of unconsolidated affiliates.  Equity income from our unconsolidated affiliates increased $92.2 million in 2014 when compared to 2013.  This increase was primarily due to increased earnings from our investments in crude oil pipeline joint ventures.

Interest expense.  Interest expense for 2014 increased $118.5 million when compared to 2013.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):
	For the Year Ended December 31,
	2014	2013
Interest charged on debt principal outstanding	$969.1	$911.7
Impact of interest rate hedging program, including related amortization	9.4	3.3
Interest cost capitalized in connection with construction projects (1)	(77.9)	(133.0)
Other (2)	20.4	20.5
Interest expense	$921.0	$802.5

(1)    We capitalize interest costs incurred on funds used to construct property, plant and equipment while the asset is in its construction phase. Capitalized interest amounts become part of the historical cost of an asset and are charged to earnings (as a component of depreciation expense) ratably over the estimated useful life of the asset once the asset enters its intended service. When capitalized interest is recorded, it reduces interest expense from what it would be otherwise. Capitalized interest amounts fluctuate from period-to-period based on the timing of when projects are placed into service, our capital spending levels and the interest rates charged on borrowings.
(2)    Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization of debt issuance costs.

Interest charged on debt principal outstanding increased a net $57.4 million year-to-year primarily due to increased debt principal amounts outstanding during 2014, which accounted for a $97.9 million increase, partially offset by the effect of lower overall interest rates in 2014, which accounted for a $40.5 million decrease. Our weighted-average debt principal balance for 2014 was $18.96 billion compared to $17.14 billion for 2013. Our debt principal balances have increased over time primarily due to the partial debt financing of our capital spending program. Capitalized interest decreased $55.1 million year-to-year primarily due to assets being placed into service. For a discussion of our consolidated debt obligations and capital spending program, see "Liquidity and Capital Resources" within this Part II, Item 7.

Income taxes.  Provision for income taxes decreased $34.4 million in 2014 when compared to 2013.  The decrease was primarily due to changes in our accruals for state tax obligations under the Revised Texas Franchise Tax (or "Texas Margin Tax").  For additional information regarding our income taxes, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Noncontrolling interests. Net income attributable to noncontrolling interests increased $35.9 million in 2014 primarily due to increased earnings from the underlying joint ventures and the inclusion of noncontrolling interests in Oiltanking effective October 1, 2014.

Comparison of 2013 with 2012

Revenues.  Revenues for 2013 increased $5.14 billion when compared to revenues for 2012.  Revenues from the marketing of crude oil increased $2.83 billion year-to-year primarily due to higher sales volumes, which accounted for a $2.28 billion increase, and sales prices, which accounted for an additional $543.8 million increase.  Revenues from the marketing of NGLs increased a net $1.7 billion year-to-year primarily due to higher sales volumes, which accounted for a $3.64 billion increase, partially offset by lower sales prices, which accounted for a $1.94 billion decrease.  Revenues from the marketing of natural gas and petrochemical products increased a net $392.4 million year-to-year primarily due to higher sales prices, which accounted for a $1.1 billion increase, partially offset by lower sales volumes, which accounted for a $708.3 million decrease. Revenues from the marketing of refined products decreased a net $106.8 million year-to-year primarily due to lower sales prices, which accounted for a $697.7 million decrease, which was partially offset by the impact of higher sales volumes, which accounted for a $590.9 million increase.  Revenues from midstream asset services increased $347.2 million year-to-year primarily due to the timing of newly constructed assets being placed into service during these years, particularly those assets associated with the Eagle Ford Shale and at our Mont Belvieu complex.

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

Other operating costs and expenses increased a net $65.5 million year-to-year, which includes a $188.8 million increase primarily due to the addition of operating costs of newly constructed assets and higher overall maintenance costs, partially offset by a $123.3 million reduction in operating costs due to the sale of certain trucking and distribution assets in January and April 2013.

Depreciation, amortization and accretion expenses in operating costs and expenses increased $87.2 million for 2013 when compared to 2012 primarily due to the timing of newly constructed assets being placed into service during these periods.

We recorded net gains within operating costs and expenses of $83.4 million attributable to asset sales and insurance recoveries in 2013 compared to $17.6 million in 2012.  In March 2013, we sold the Stratton Ridge-to-Mont Belvieu segment of the Seminole Pipeline, along with a related storage cavern, and recognized a $52.5 million gain on the sale.  Also, we recognized $15.0 million of gains in 2013 attributable to the receipt of nonrefundable cash insurance proceeds for claims resulting from the 2011 NGL release and fire at our West Storage location.  We recognized $30.0 million of such gains in 2012.

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

General and administrative costs.  General and administrative costs for 2013 increased $18.0 million when compared to 2012 primarily due to higher employee compensation expenses.

Equity in income of unconsolidated affiliates.  Equity income from our unconsolidated affiliates for 2013 increased $103.0 million when compared to 2012 primarily due to higher earnings from our investments in crude oil pipeline joint ventures.

Interest expense.  Interest expense for 2013 increased $30.7 million when compared to 2012.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):
	For the Year Ended December 31,
	2013	2012
Interest charged on debt principal outstanding	$911.7	$879.7
Impact of interest rate hedging program, including related amortization	3.3	(12.6)
Interest cost capitalized in connection with construction projects	(133.0)	(116.8)
Other	20.5	21.5
Interest expense	$802.5	$771.8

Interest charged on debt principal outstanding increased a net $32.0 million for 2013 when compared to 2012 generally due to increased debt principal amounts outstanding during 2013, which accounted for $94.5 million of the increase, partially offset by the effect of lower overall interest rates in 2013, which accounted for a $62.5 million decrease.   Our weighted-average debt principal balance for 2013 was $17.14 billion compared to $15.3 billion for 2012.  As noted previously, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.

Other income.  Other non-operating income for 2012 includes $68.8 million of aggregate gains attributable to the liquidation of our investment in Energy Transfer Equity, L.P. ("Energy Transfer Equity").  At January 1, 2012, we owned 29,303,514 common units of Energy Transfer Equity representing 13.1% of its limited partner interests.  On January 18, 2012, we sold 22,762,636 of these common units in a private transaction, which generated a gain on the sale of $27.5 million.  As a result of the January 18, 2012 transaction, our ownership interest in Energy Transfer Equity was reduced below 3%, and we discontinued using the equity method to account for this investment and began accounting for it as an investment in available-for-sale equity securities.  Following the January 18, 2012 transaction, we sold the remaining 6,540,878 Energy Transfer Equity common units through April 27, 2012, which generated gains totaling $41.3 million.  All activities included in our former sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our investment in Energy Transfer Equity.  See Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our business segments.

Income taxes.  Provision for income taxes was $57.5 million in 2013, which primarily reflects our state tax obligations under the Texas Margin Tax.  However, we recognized an overall income tax benefit of $17.2 million for 2012, which was primarily due to a $45.3 million federal income tax benefit related to the conversion of certain of our subsidiaries to limited liability companies during the first quarter of 2012, partially offset by amounts recorded in connection with the Texas Margin Tax.  For additional information regarding our provision for income taxes, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Business Segment Highlights

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. The following table presents gross operating margin by segment for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services	$2,877.7	$2,514.4	$2,468.5
Onshore Natural Gas Pipelines & Services	803.3	789.0	775.5
Onshore Crude Oil Pipelines & Services	762.5	742.7	387.7
Offshore Pipeline & Services	162.0	146.1	173.0
Petrochemical & Refined Products Services	681.0	625.9	579.9
Other (1)	--	--	2.4
Total	$5,286.5	$4,818.1	$4,387.0

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

For additional information regarding our use of this non-GAAP financial measure, see "Other Items – Use of Non-GAAP Financial Measures" within this Part II, Item 7.

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

NGL Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2014	2013	2012
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$1,162.0	$1,165.4	$1,443.0
NGL pipelines and related storage	1,145.7	900.0	740.7
NGL fractionation	570.0	449.0	284.8
Total	$2,877.7	$2,514.4	$2,468.5
Selected volumetric data:
NGL transportation volumes (MBPD)	2,892	2,787	2,472
NGL fractionation volumes (MBPD)	824	726	659
Equity NGL production (MBPD) (1)	116	126	101
Fee-based natural gas processing (MMcf/d) (2)	4,786	4,612	4,382

(1)   The increase in 2013 compared to 2012 is primarily due to equity NGL volumes produced at our Yoakum facility in South Texas.
(2)   Volumes reported correspond to the revenue streams earned by our gas plants. The increase in fee-based processing volumes in 2013 from 2012 is primarily due to (i) the start-up of our Yoakum gas plant in May 2012 and (ii) changes in processing agreements whereby producers are electing to process more of their natural gas on a fee basis in order to retain NGLs extracted from their natural gas streams, which, in turn, also lowers our equity NGL production.

Natural gas processing and related NGL marketing activities

Comparison of 2014 with 2013.  Gross operating margin from natural gas processing and related NGL marketing activities for 2014 decreased $3.4 million when compared to 2013. Gross operating margin from our NGL marketing activities for 2014 decreased a net $28.4 million when compared to 2013 primarily due to lower sales margins, which accounted for a $52.9 million decrease, partially offset by a $23.4 million increase due to higher sales volumes, especially for fully-refrigerated, low-ethane propane volumes at our Houston Ship Channel LPG export dock.  LPG exports continue to benefit from increased NGL supplies produced from domestic shale plays such as the Eagle Ford Shale and international demand for propane as a feedstock in ethylene plant operations and for power generation and heating purposes.

Gross operating margin from our Pioneer natural gas processing plant increased a net $35.0 million year-to-year primarily due to higher equity NGL production volumes of 6 MBPD, which accounted for a $42.4 million increase, partially offset by lower processing margins, which accounted for a $12.6 million decrease.  Gross operating margin from our South Texas natural gas processing plants increased a net $49.9 million year-to-year primarily due to (i) higher processing fees, which accounted for a $24.8 million increase, (ii) higher fee-based processing volumes of 162 MMcf/d, which accounted for a $13.4 million increase and (iii) higher processing margins, which accounted for a $25.2 million increase.  Equity NGL production volumes at our South Texas natural gas processing plants decreased 9 MBPD year-to-year, which resulted in a $14.5 million decrease in gross operating margin.

Gross operating margin from our Meeker natural gas processing plant decreased a net $38.0 million year-to-year primarily due to (i) lower processing margins, which accounted for a $19.8 million decrease, (ii) lower equity NGL production volumes of 15 MBPD, which accounted for a $21.9 million decrease, (iii) lower fee based processing volumes of 160 MMcf/d, which accounted for a $9.9 million decrease, partially offset by (iii) higher processing fees, which accounted for a $12.3 million increase.  Gross operating margin from our natural gas processing plants in southern Louisiana decreased a net $14.3 million year-to-year primarily due (i) to lower processing margins, which accounted for a $23.6 million decrease, and (ii) lower processing fees, which accounted for a $6.9 million decrease, partially offset by (iii) higher equity NGL production of 7 MBPD, which accounted for an $18.4 million increase.  Gross operating margin from our Chaco gas plant decreased $12.1 million year-to-year primarily due to lower processing margins, which accounted for a $5.7 million decrease, and higher operating expenses of $8.4 million associated with plant maintenance projects.

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

Gross operating margin from our South Texas natural gas processing plants increased a net $15.9 million year-to-year primarily due to higher volumes, which accounted for a $54.3 million increase, and higher processing fees, which resulted in a $28.6 million increase, partially offset by lower processing margins, which accounted for a $65.3 million decrease.   Results from our South Texas natural gas processing plants benefited from the start-up of our Yoakum, Texas gas plant.   The first phase (or "train") of this plant commenced operations in May 2012.  We placed the second and third trains at the Yoakum plant in service in August 2012 and March 2013, respectively.  Gross operating margin from our remaining natural gas processing plants decreased a combined $40.4 million year-to-year primarily due to lower processing margins in 2013.

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

NGL pipelines and related storage

Comparison of 2014 with 2013. Gross operating margin from NGL pipelines and related storage assets for 2014 increased $245.7 million when compared to 2013.  Our ATEX pipeline, which commenced operations in January 2014, contributed $135.6 million of gross operating margin in 2014 and 53 MBPD of transportation volumes.  ATEX transports ethane primarily southbound from NGL fractionation plants located in Pennsylvania, West Virginia and Ohio to our Mont Belvieu storage complex.  The ethane extracted by these fractionation facilities originates from the Marcellus and Utica Shale production areas. Gross operating margin for ATEX for 2014 includes $55.2 million of transportation revenues associated with shipper make-up rights that are deferred under GAAP and not reflected in our consolidated revenues.  For additional information regarding the inclusion of deferred revenues in gross operating margin, see "Other Items – Use of Non-GAAP Financial Measures – Gross Operating Margin" within this Part II, Item 7.

Gross operating margin from our Mid-America Pipeline System, Seminole Pipeline and related NGL terminals increased a net $50.5 million year-to-year. The increase in gross operating margin is primarily due to a $103.9 million increase in transportation revenues attributable to the Rocky Mountain pipeline expansion and higher system-wide tariffs, partially offset by a $27.2 million increase in operating costs (e.g., higher fuel and maintenance costs) and a $26.2 million decrease in revenues attributable to a 47 MBPD decline in transportation volumes.  Gross operating margin from our South Texas NGL Pipeline System increased $18.0 million year-to-year primarily due to a 35 MBPD increase in transportation volumes primarily associated with Eagle Ford Shale production.

Collectively, gross operating margin from our investments in the Front Range Pipeline, Texas Express Pipeline and Texas Express Gathering System increased $23.9 million year-to-year.  The year-to-year increase in gross operating margin from these investments includes $7.4 million of transportation revenues associated with shipper make-up rights that are deferred under GAAP and not reflected in our consolidated equity in income of unconsolidated affiliates. Net to our interest, aggregate transportation volumes on these three pipeline systems were 60 MBPD in 2014.  The Front Range Pipeline, which commenced operations in February 2014, transports mixed NGLs from natural gas processing plants located in the Denver-Julesburg Basin in Colorado to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System at Skellytown, Texas.  The Texas Express Pipeline extends from Skellytown, Texas to our NGL fractionation and storage complex at Mont Belvieu, Texas.  The Texas Express Gathering System is comprised of two NGL gathering systems that deliver volumes to the Texas Express

Pipeline. The Texas Express Pipeline and Texas Express Gathering System both commenced operations in November 2013.

Gross operating margin for the fourth quarter of 2014 includes $19.3 million from Oiltanking attributable to fees it charges Enterprise for use of Oiltanking's Houston Ship Channel docks and related infrastructure to load and unload NGLs.  Enterprise's Houston Ship Channel LPG export and NGL import marine terminal are located on land owned by Oiltanking at its Jacintoport facility.

Comparison of 2013 with 2012.  Gross operating margin from NGL pipelines and related storage assets for 2013 increased $159.3 million when compared to 2012 primarily due to strong results from our South Texas and Houston region NGL assets and the Dixie Pipeline.  Gross operating margin from our South Texas NGL Pipeline System increased $66.6 million year-to-year primarily due to a 126 MBPD increase in transportation volumes associated with Eagle Ford Shale production.

Gross operating margin from our Houston Ship Channel LPG export terminal and related Channel Pipeline increased a combined $50.0 million year-to-year primarily due to increased volumes.  In March 2013, we completed an expansion project at this terminal that increased its loading capability for fully refrigerated, low-ethane propane from 4.0 MMBbls per month to 7.5 MMBbls per month.  Loading volumes at our Houston Ship Channel LPG export terminal increased 99 MBPD year-to-year and volumes transported on the related Channel Pipeline increased 108 MBPD year-to-year.

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

NGL fractionation

Comparison of 2014 with 2013.  Gross operating margin from NGL fractionation for 2014 increased $121.0 million when compared to 2013 primarily due to higher fractionation volumes and fees at our Mont Belvieu complex.  NGL fractionation volumes at our Mont Belvieu complex increased 108 MBPD year-to-year (net to our ownership interest), which resulted in a $113.2 million year-to-year increase in gross operating margin after taking into account associated operating costs.  Higher average fractionation and other fees at our Mont Belvieu NGL fractionators accounted for an additional $22.8 million year-to-year increase in gross operating margin. Our Mont Belvieu NGL fractionators continue to benefit from increased mixed NGL volumes sourced from domestic shale plays such as the Eagle Ford and other producing regions such as the Rocky Mountains.

Comparison of 2013 with 2012.  Gross operating margin from NGL fractionation for 2013 increased $164.2 million when compared to 2012 primarily due to higher fractionation fees and volumes at our Mont Belvieu complex. Higher average fractionation and other fees during 2013 attributable to our Mont Belvieu NGL fractionators accounted for an $82.4 million year-to-year increase in gross operating margin. Also, NGL fractionation volumes at our Mont Belvieu complex increased 97 MBPD year-to-year (net to our ownership interest), which resulted in a $61.1 million year-to-year increase in gross operating margin after taking into account associated operating costs.  NGL fractionation capacity at our Mont Belvieu complex increased 170 MBPD year-to-year as a result of placing our seventh and eighth NGL fractionation units into service in the third and fourth quarters of 2013, respectively.

Onshore Natural Gas Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Onshore Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2014	2013	2012
Segment gross operating margin	$803.3	$789.0	$775.5
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	12,476	12,936	13,634

Comparison of 2014 with 2013.  Gross operating margin from our onshore natural gas pipelines and services segment for 2014 increased $14.3 million when compared to 2013. Gross operating margin from our natural gas marketing activities increased $28.1 million year-to-year primarily due to higher sales margins, which includes a $13.6 million increase attributable to unrealized, non-cash mark-to-market losses in 2013 that did not reoccur in 2014.

Gross operating margin from our Texas Intrastate System increased $21.6 million year-to-year primarily due to higher pipeline and storage revenues in 2014, which accounted for a $19.2 million increase.  Transportation revenues on the Texas Intrastate System increased $17.8 million year-to-year primarily due to higher average fees, which includes a $5.8 million year-to-year increase in firm capacity reservation fees primarily due to producer activity in the Eagle Ford Shale.  The Texas Intrastate System continues to benefit from increased natural gas production from the Eagle Ford Shale, in large part a by-product of increased NGL and crude oil production.  Overall, natural gas transportation volumes for the Texas Intrastate System increased 40 BBtus/d year-to-year.

Gross operating margin from our San Juan Gathering System decreased a net $8.2 million year-to-year primarily due to $18.0 million of expense in 2014 for the settlement of a contract dispute with a producer and a $4.4 million decrease attributable to lower gathering volumes, both of which were partially offset by a $12.2 million increase attributable to higher gathering fees, which are indexed to natural gas prices.  Gross operating margin from our Jonah, Piceance Basin and Haynesville Gathering Systems decreased a combined $24.6 million year-to-year primarily due to lower gathering volumes.  Producers served by these four gathering systems have curtailed their drilling programs in response to the continued low price of natural gas.  Collectively, natural gas transportation volumes for these four gathering systems decreased 412 BBtus/d year-to-year.

Comparison of 2013 with 2012.    Gross operating margin from onshore natural gas pipelines and services for 2013 increased $13.5 million when compared to 2012.  Gross operating margin from our Texas Intrastate System increased $57.6 million year-to-year primarily due to higher transportation revenues.  Natural gas transportation volumes for the Texas Intrastate System increased 206 BBtus/d year-to-year.  Gross operating margin from our natural gas marketing activities increased $8.8 million year-to-year primarily due to higher sales margins.

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

Onshore Crude Oil Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Onshore Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2014	2013	2012
Segment gross operating margin	$762.5	$742.7	$387.7
Selected volumetric data:
Crude oil transportation volumes (MBPD)	1,278	1,175	828

Comparison of 2014 with 2013.  Gross operating margin from our onshore crude oil pipelines and services segment for 2014 increased $19.8 million when compared to 2013. Gross operating margin from our crude oil marketing and related activities decreased $161.1 million year-to-year primarily due to lower sales margins attributable to decreases in regional price spreads for crude oil.  For example, the average indicative price spread between LLS and WTI crude oil was $9.37 per barrel in 2013 compared to $3.74 per barrel in 2014.

Gross operating margin from our South Texas Crude Oil Pipeline System and West Texas System increased a combined $77.6 million year-to-year primarily due to a combined 58 MBPD increase in transportation volumes.  Equity earnings from our investment in the Eagle Ford Crude Oil Pipeline System, which commenced operations in the second quarter of 2013, increased $28.2 million year-to-year on a 52 MBPD increase in transportation volumes (net to our interest).

Gross operating margin from our investment in the Seaway Pipeline increased $30.4 million year-to-year primarily due to higher average tariffs and other fees in 2014, including $9.0 million of capacity fees associated with the commencement of operations on the Seaway Loop in December 2014. The year-to-year increase in gross operating margin from this investment includes $16.7 million of transportation revenues associated with shipper make-up rights that are deferred under GAAP and not reflected in our consolidated equity in income of unconsolidated affiliates.  Seaway's transportation volumes decreased a net 18 MBPD year-to-year (net to our interest), with a 42 MBPD decrease in short-haul volumes on the Texas City System partially offset by a 25 MBPD increase on the Freeport System.

Gross operating margin from our ECHO storage terminal increased $17.9 million year-to-year primarily due to an increase in net measurement gains of $8.9 million in 2014 when compared to 2013 and higher storage volumes, which accounted for an $8.6 million increase.  Gross operating margin from crude oil and related operations at Oiltanking's Houston Ship Channel terminal was $35.3 million for the fourth quarter of 2014.

Comparison of 2013 with 2012.  Gross operating margin from our onshore crude oil pipelines and services business for 2013 increased $355.0 million when compared to 2012 primarily due to higher volumes on our crude oil pipeline systems and improved results from our crude oil marketing activities.  Gross operating margin from our South Texas Crude Oil Pipeline System increased $192.3 million year-to-year primarily due to a 107 MBPD increase in volumes on the Eagle Ford Expansion pipeline.  Gross operating margin from our investments in the Eagle Ford Crude Oil Pipeline System and Seaway Pipeline increased a combined $110.6 million year-to-year primarily due to an aggregate 193 MBPD increase in transportation volumes (net to our interest) on these pipelines.  We placed the Eagle Ford Crude Oil Pipeline System into service in July 2013.  Results for Seaway benefited from the completion of pump station additions and modifications at its Cushing origin in January 2013.  Lastly, gross operating margin from our crude oil marketing and related activities increased $30.3 million year-to-year primarily due to higher sales volumes.

Offshore Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Offshore Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2014	2013	2012
Segment gross operating margin	$162.0	$146.1	$173.0
Selected volumetric data: (1)
Natural gas transportation volumes (BBtus/d)	627	678	853
Crude oil transportation volumes (MBPD)	330	307	300
Platform natural gas processing (MMcf/d)	145	202	291
Platform crude oil processing (MBPD)	14	16	17

Comparison of 2014 with 2013.  Gross operating margin from our offshore pipelines and services segment for 2014 increased $15.9 million when compared to 2013. Gross operating margin for 2014 includes $14.3 million of equity earnings from our investment in the SEKCO Oil Pipeline, which started earning firm capacity reservation fees in the third quarter of 2014. Equity earnings from our investment in the Cameron Highway Oil Pipeline increased $5.0 million year-to-year primarily due to a 21 MBPD increase (net to our interest) in crude oil transportation volumes.  Equity earnings from our investment in Neptune Pipeline Company, L.L.C. ("Neptune") increased $4.3 million year-to-year primarily due to its 2013 results including a $4.8 million non-cash impairment charge.  Lastly, in the aggregate, gross operating margin from our Independence Hub platform and Independence Trail pipeline decreased $15.8 million year-to-year primarily due to lower platform processing and pipeline throughput volumes during 2014.  Natural gas processing volumes on the Independence Hub platform decreased 70 MMcf/d year-to-year (net to our interest) and natural gas transportation volumes on the Independence Trail pipeline decreased 81 BBtus/d year-to-year.

Due to the high cost of third party windstorm insurance coverage for our offshore Gulf of Mexico assets, we have self-insured these operations since June 2012.  For a discussion of insurance-related matters, see "Other Items – Insurance Matters" within this Part II, Item 7

Comparison of 2013 with 2012.    Gross operating margin from our offshore pipelines and services business for 2013 decreased $26.9 million when compared to 2012. In the aggregate, gross operating margin from our Independence Hub platform and Independence Trail pipeline decreased $24.7 million year-to-year primarily due to the expiration of contractual platform demand fees during the first quarter of 2012, which accounted for $9.7 million of the decrease, and lower platform processing and pipeline throughput volumes during 2013, which accounted for $16.0 million of the decrease.  Natural gas processing volumes on the Independence Hub platform decreased 88 MMcf/d year-to-year (71 MMcf/d net to our interest) and natural gas transportation volumes on the Independence Trail pipeline decreased 73 BBtus/d year-to-year. Gross operating margin from our High Island Offshore System ("HIOS") decreased $3.4 million year-to-year primarily due to a 37 BBtus/d decrease in natural gas transportation volumes. Equity earnings from our investment in Neptune include a $4.8 million non-cash impairment charge recorded in 2013.

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

Due to the high cost of third party windstorm insurance coverage for our offshore Gulf of Mexico assets, we have self-insured these operations since June 2012.  As a result, insurance expense for this segment in 2013 decreased $6.5 million when compared to 2012.  For a discussion of insurance-related matters, see "Other Items – Insurance Matters" within this Part II, Item 7.

Petrochemical & Refined Products Services.  The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2014	2013	2012
Segment gross operating margin:
Propylene fractionation and related activities	$227.4	$134.7	$193.1
Butane isomerization and related operations	75.3	99.2	95.8
Octane enhancement and related plant operations	122.4	154.7	100.9
Refined products pipelines and related activities	186.7	164.6	89.9
Marine transportation and other	69.2	72.7	100.2
Total	$681.0	$625.9	$579.9
Selected volumetric data:
Propylene fractionation volumes (MBPD)	75	74	72
Butane isomerization volumes (MBPD)	93	94	95
Standalone DIB processing volumes (MBPD)	82	67	46
Octane additive and related plant production volumes (MBPD)	17	20	16
Transportation volumes, primarily refined products and petrochemicals (MBPD)	802	702	689

Propylene fractionation and related activities

Comparison of 2014 with 2013.  Gross operating margin from our propylene fractionation and related activities increased $92.7 million for 2014 when compared to 2013. This increase was primarily due to (i) higher propylene sales margins, which accounted for a $55.0 million increase, (ii) higher propylene sales volumes, which accounted for an $8.8 million increase, (iii) an $11.4 million increase in propylene fractionation fee revenues and (iv) lower operating expenses of $13.1 million at our Mont Belvieu propylene fractionators primarily due to rescheduling of certain maintenance activities to the second quarter of 2015.

Comparison of 2013 with 2012. Gross operating margin from our propylene fractionation and related activities for 2013 decreased $58.4 million when compared to 2012 primarily due to lower propylene sales margins in 2013, which accounted for a $62.7 million decrease, partially offset by higher transportation fees on North Dean Pipeline, which accounted for a $6.2 million increase.

Butane isomerization and deisobutanizer operations

Comparison of 2014 with 2013.  Gross operating margin from our butane isomerization and deisobutanizer ("DIB") operations decreased an aggregate $23.9 million for 2014 when compared to 2013. The year-to-year decrease is primarily due to higher maintenance costs incurred during 2014, which accounted for a $14.4 million decrease, and lower by-product sales revenues primarily due to lower commodity prices, which accounted for an $11.5 million decrease.

Comparison of 2013 with 2012.  Gross operating margin from these operations increased an aggregate $3.4 million for 2013 when compared to 2012 primarily due to the addition of a new standalone DIB unit at our Mont Belvieu facility in March 2013, which accounted for $5.6 million of gross operating margin for the year and 27 MBPD of additional processing volumes.

Octane enhancement and HPIB plant operations

Comparison of 2014 with 2013.  Gross operating margin from our octane enhancement facility and high purity isobutylene ("HPIB") plant decreased a net $32.3 million for 2014 when compared to 2013. The year-to-year decrease in gross operating margin is primarily due to an extended period of unscheduled maintenance at the octane enhancement facility during the first quarter of 2014 and reduced operating rates for the remainder of 2014. Production volumes at our octane enhancement facility averaged 15 MBPD in 2014 compared to 18 MBPD in 2013.

Comparison of 2013 with 2012.  Gross operating margin from our octane enhancement and HPIB plant operations increased a combined $53.8 million for 2013 when compared to 2012.  Our octane enhancement facility experienced extended periods of downtime for maintenance during 2012, which negatively impacted the facility's operating results for that year.  The $53.8 million increase in gross operating margin for 2013 is primarily due to higher sales volumes, which accounted for a $40.0 million increase, and higher sales margins, which accounted for a $29.0 million increase, partially offset by higher operating costs, which accounted for a $16.8 million decrease.

Refined products pipelines and related activities

Comparison of 2014 with 2013. Gross operating margin from our refined products pipelines and related marketing activities for 2014 increased $22.1 million when compared to 2013. Gross operating margin from our TE Products Pipeline and related refined products terminals increased $6.8 million year-to-year primarily due to lower pipeline integrity and other maintenance expenses of $13.1 million and higher transportation tariffs and other fees of $12.2 million, partially offset by a $16.6 million benefit recorded in 2013 related to reductions in a provision for future pipeline capacity obligations on a third party pipeline. Overall, transportation volumes for the TE Products Pipeline increased a net 48 MBPD year-to-year primarily due to higher intrastate shipments of petrochemicals and refined products in southeast Texas, which accounted for a combined 64 MBPD increase, partially offset by lower interstate transportation volumes for refined products and NGLs of 16 MBPD.  Interstate components of the TE Products Pipeline were removed from service during 2013 and repurposed to accommodate the southbound delivery of ethane on our ATEX pipeline, which commenced operations in January 2014. Equity earnings from our investment in Centennial Pipeline LLC ("Centennial") increased $9.3 million year-to-year primarily due to Centennial's recognition in 2014 of previously deferred revenues.

Gross operating margin from our refined products marketing activities decreased $10.3 million year-to-year primarily due to lower sales margins.  In May 2014, we commenced loading operations at our Beaumont Refined Products Export Terminal, which is located on the Neches River in Southeast Texas and can load cargoes of refined products at rates up to 15,000 barrels per hour.  Gross operating margin from this export terminal was $8.9 million for 2014.  Gross operating margin from our Beaumont West Terminal was $7.4 million for the fourth quarter of 2014.

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

Marine transportation and other

Comparison of 2014 with 2013.  Gross operating margin from our marine transportation and other segment services for 2014 decreased $3.5 million when compared to 2013 primarily due to higher operating expenses.

Comparison of 2013 with 2012. Gross operating margin from our marine transportation and other segment services for 2013 decreased $27.5 million when compared to 2012.   Results attributable to our marine transportation business for 2012 included a $24.0 million gain recorded in connection with a legal settlement.

Liquidity and Capital Resources

At December 31, 2014, we had $4.17 billion of consolidated liquidity, which was comprised of $74.4 million of unrestricted cash on hand and $4.09 billion of available borrowing capacity under EPO's revolving credit facilities. Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.  We have a universal shelf registration statement (the "2013 Shelf") on file with the SEC.  The 2013 Shelf allows Enterprise Products Partners L.P. and EPO (on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

We also have a registration statement on file with the SEC covering the issuance of up to $1.25 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to this "at-the-market" program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers' transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement. After taking into account the aggregate sale price of common units sold under our at-the-market program through February 1, 2015, we have the capacity to issue additional common units under this program up to an aggregate sales price of $1.17 billion.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at December 31, 2014 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	2015	2016	2017	2018	2019	Thereafter
Commercial Paper	$906.5	$906.5	$--	$--	$--	$--	$--
Senior Notes	18,950.0	1,300.0	750.0	800.0	350.0	1,500.0	14,250.0
Junior Subordinated Notes	1,532.7	--	--	--	--	--	1,532.7
Total	$21,389.2	$2,206.5	$750.0	$800.0	$350.0	$1,500.0	$15,782.7

We expect to refinance the current maturities of our consolidated debt obligations at or prior to their maturity.  The following information describes significant transactions that affected our consolidated debt obligations during the year ended December 31, 2014:

Senior Notes Transactions.  In February 2014, EPO issued $850 million in principal amount of 3.90% senior notes due February 2024 ("Senior Notes JJ") and $1.15 billion in principal amount of 5.10% senior notes due February 2045 ("Senior Notes KK").  Net proceeds from the issuance of Senior Notes JJ and KK were used to repay debt, including amounts then outstanding under EPO's commercial paper program (which EPO used to repay $500 million in principal amount of Senior Notes O that matured in January 2014), and for general company purposes.

In October 2014, EPO issued $800 million in principal amount of 2.55% senior notes due October 2019 ("Senior Notes LL"), $1.15 billion in principal amount of 3.75% senior notes due February 2025 ("Senior Notes MM") and $400 million in principal amount of 4.95% senior notes due October 2054 ("Senior Notes NN").  EPO also issued an additional $400 million in principal amount of its 4.85% Senior Notes II due March 2044. Net proceeds from the issuance of these senior notes were used as follows: (i) to repay debt principal amounts outstanding under EPO's $1.5 Billion 364-Day Credit Agreement (as discussed below) and commercial paper program (both of which were used to partially fund the cash consideration paid in Step 1 of the Oiltanking acquisition (see "Significant Recent Developments" within this Part II, Item 7)), (ii) to repay $650 million in principal amount of Senior Notes G that matured in October 2014, and (iii) for general company purposes.

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

$1.5 Billion 364-Day Credit Agreement.  In September 2014, EPO entered into a new 364-Day Revolving Credit Agreement (the "$1.5 Billion 364-Day Credit Agreement").  Under the terms of the $1.5 Billion 364-Day Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO's election) at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein. On October 1, 2014, we borrowed $1.5 billion under this agreement to partially fund the cash consideration paid under Step 1 of the Oiltanking acquisition (see Note 10).  As noted previously, this amount was subsequently repaid using proceeds from the issuance of senior notes in October 2014.

To the extent that principal amounts are outstanding, EPO's obligations under the $1.5 Billion 364-Day Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P. Any amounts borrowed under the $1.5 Billion 364-Day Credit Agreement mature on September 29, 2015, although EPO may, between 15 and 60 days prior to the maturity date, elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable on September 29, 2016.

The $1.5 Billion 364-Day Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under the $1.5 Billion 364-Day Credit Agreement.  The $1.5 Billion 364-Day Credit Agreement also restricts EPO's ability to pay cash distributions to its parent, Enterprise Products Partners L.P., if a default or an event of default (as defined in the $1.5 Billion 364-Day Credit Agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

Issuance of Common Units

The following table summarizes the issuance of Enterprise common units during the years indicated in connection with underwritten equity offerings, the at-the-market program, and quarterly DRIP and employee unit purchase plan ("EUPP") (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Year Ended December 31, 2012:
Common units issued in connection with underwritten offering	18,400,000	$473.3
Common units issued in connection with at-the-market program (1)	7,957,090	203.8
Common units issued in connection with DRIP and EUPP	5,629,320	139.7
Total	31,986,410	$816.8

Year Ended December 31, 2013:
Common units issued in connection with underwritten offerings	36,800,000	$1,039.6
Common units issued in connection with at-the-market program	15,249,378	456.3
Common units issued in connection with DRIP and EUPP	10,308,254	296.1
Total	62,357,632	$1,792.0

Year Ended December 31, 2014:
Common units issued in connection with at-the-market program	1,590,334	$57.7
Common units issued in connection with DRIP and EUPP	9,754,227	331.1
Total	11,344,561	$388.8

(1) The sale of common units under the at-the-market program was initiated during the third quarter of 2012.

On October 1, 2014, in order to fund the equity consideration paid in Step 1 of the Oiltanking acquisition, we issued 54,807,352 common units to OTA. Pursuant to a Registration Rights Agreement, we granted OTA registration rights with respect to these common units.  On February 13, 2015, we issued an additional 36,827,557 common units to the public unitholders of Oiltanking as a result of completing the Oiltanking Merger. See "Significant Recent Developments" within this Part II, Item 7 for additional information regarding the acquisition of Oiltanking.

The following information describes significant transactions that affected our partners' equity accounts during the year ended December 31, 2014:

At-the-market program.  During the year ended December 31, 2014, we issued 1,590,334 common units under this program for aggregate gross proceeds of $58.3 million.  After taking into account applicable costs, these transactions resulted in net cash proceeds of $57.7 million.

DRIP and EUPP.  We also have registration statements on file with the SEC collectively authorizing the issuance of up to 140,000,000 of our common units in connection with our DRIP.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  We issued a total of 9,480,407 common units under our DRIP during 2014, which generated net cash proceeds of $321.3 million. Affiliates of privately held EPCO reinvested $100.0 million under the DRIP in 2014, resulting in the issuance of 2,946,241 common units (this amount being a component of the total common units issued under the DRIP in 2014).  After taking into account the number of common units issued under the DRIP through December 31, 2014, we have the capacity to issue an additional 27,481,349 common units under this plan.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our EUPP.  We issued 273,820 common units under our EUPP during 2014, which generated net cash proceeds of $9.8 million.  After taking into account the number of common units issued under the EUPP through December 31, 2014, we may issue an additional 7,153,068 common units under this plan.

Use of proceeds.  The net cash proceeds we received from the issuance of common units during 2014 were used to temporarily reduce amounts outstanding under EPO's commercial paper program and for general company purposes.

For additional information regarding our issuance of common units and related registration statements, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Two-for-One Split of Limited Partner Units

In July 2014, we announced that our general partner approved a two-for-one split of our common units. The common unit split was completed on August 21, 2014 by distributing one additional common unit for each common unit outstanding (to holders of record as of the close of business on August 14, 2014).  All per unit amounts and number of Enterprise units outstanding in this annual report are presented on a post-split basis.

Credit Ratings

As of March 2, 2015, the investment-grade credit ratings of EPO's long-term senior unsecured debt securities were BBB+ from Standard and Poor's and Baa1 from Moody's.  In addition, the credit ratings of EPO's short-term senior unsecured debt securities were A-2 from Standard and Poor's and P-2 from Moody's.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO's long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

Designated Units Issued in Connection with Holdings Merger

In November 2010, we completed the merger of Enterprise GP Holdings L.P. with one of our wholly owned subsidiaries (the "Holdings Merger").  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular quarterly cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the "Designated Units").  Distributions paid during the year ended December 31, 2014 excluded 45,120,000 Designated Units.  Distributions to be paid, if any, during the year ended December 31, 2015 will exclude 35,380,000 Designated Units, respectively.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the years indicated (dollars in millions).  For additional information regarding our cash flow amounts, please refer to the Statements of Consolidated Cash Flows included under Part II, Item 8 of this annual report.

	For the Year Ended December 31,
	2014	2013	2012
Net cash flows provided by operating activities	$4,162.2	$3,865.5	$2,890.9
Cash used in investing activities	$5,797.9	$4,257.5	$3,018.8
Cash provided by financing activities	$1,653.2	$432.8	$124.2

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Comparison of 2014 with 2013

Operating Activities.  Net cash flows provided by operating activities for the year ended December 31, 2014 increased $296.7 million when compared to the year ended December 31, 2013. The increase in cash provided by operating activities was primarily due to:

▪
a $183.8 million increase in cash attributable to higher partnership income in 2014 compared to 2013 (after adjusting our $226.4 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows); and

▪
a $123.5 million year-to-year increase in cash distributions from unconsolidated affiliates primarily due to increased earnings from our investments in crude oil and NGL pipeline joint ventures (e.g., our Eagle Ford Crude Oil Pipeline System, Texas Express Pipeline, Seaway Pipeline and Front Range Pipeline).

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see "Results of Operations" within this Part II, Item 7.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2014 increased $1.54 billion when compared to the year ended December 31, 2013 primarily due to:

▪
a net $2.42 billion cash outflow in October 2014 in connection with Step 1 of the Oiltanking acquisition  (see "Significant Recent Developments – Acquisition of Oiltanking Partners, L.P." under this Part II, Item 7); and

▪
an aggregate $135.3 million year-to-year decrease in cash proceeds from asset sales and insurance recoveries (see Note 20 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report for additional information regarding proceeds from asset sales and insurance recoveries); partially offset by

▪
a $518.2 million year-to-year decrease in capital expenditures for consolidated property, plant and equipment, net of contributions in aid of construction costs (see "Capital Spending" within this Part II, Item 7 for additional information regarding our capital spending program);

▪
a $371.7 million year-to-year decrease in cash contributions to our unconsolidated affiliates primarily due to the completion of construction of the Texas Express Pipeline, SEKCO Oil Pipeline, Front Range Pipeline and Seaway Pipeline looping project, partially offset by increased investments in the Eagle Ford Crude Oil Pipeline System; and

▪	a $126.9 million year-to-year change in restricted cash requirements.

Financing Activities.  Cash provided by financing activities for the year ended December 31, 2014 increased $1.22 billion when compared to the year ended December 31, 2013 primarily due to:

▪
a $2.85 billion year-to-year increase in net borrowings under our consolidated debt agreements. EPO issued $4.75 billion and repaid $1.15 billion in principal amount of senior notes in 2014, compared to the issuance of $2.25 billion and repayment of $1.2 billion in principal amount of senior notes in 2013. In addition, net cash inflows attributable to the issuance of short-term notes under EPO's commercial paper program and net borrowings under EPO's revolving credit facilities increased an aggregate of $303.4 million year-to-year; and

▪
a $196.4 million year-to-year change related to the monetization of interest rate derivative instruments. A $27.6 million gain was recorded in 2014 compared to a $168.8 million loss in 2013; partially offset by

▪
a $1.4 billion year-to-year decrease in net cash proceeds from the issuance of common units. We issued an aggregate 11,344,561 common units in connection with our DRIP, EUPP and at-the-market program in 2014, which generated $388.8 million of net cash proceeds. This compares to an aggregate 62,357,632 common units we issued in connection with an underwritten offering and our DRIP, EUPP and at-the-market program in 2013, which collectively generated $1.79 billion of net cash proceeds;

▪
a $237.8 million year-to-year increase in cash distributions paid to limited partners in 2014 when compared to 2013.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; and

▪
a $111.4 million year-to-year decrease in cash contributions from noncontrolling interests primarily due to contributions we received during 2013 related to a joint venture involving NGL fractionators at our complex in Mont Belvieu, Texas.

Comparison of 2013 with 2012

Operating Activities.  Net cash flows provided by operating activities for the year ended December 31, 2013 increased $974.6 million when compared to the year ended December 31, 2012.  The increase in cash provided by operating activities was primarily due to:

▪
a $354.8 million increase in cash attributable to higher partnership income in 2013 compared to 2012 (after adjusting our $179.1 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows);

▪	a $484.9 million year-to-year increase in cash attributable to the timing of cash receipts and disbursements related to operations; and

▪
a $134.9 million year-to-year increase in cash distributions from unconsolidated affiliates for 2013 compared to 2012 primarily due to improved results from our investments in crude oil pipeline joint ventures.

Investing Activities.  Cash used in investing activities for the year ended December 31, 2013 increased $1.24 billion when compared to the year ended December 31, 2012 primarily due to:

▪
an aggregate $918.2 million year-to-year decrease in cash proceeds from asset sales and insurance recoveries. Proceeds for 2012 included the $1.1 billion we received in connection with sales of common units of Energy Transfer Equity; and

▪
a $484.6 million year-to-year increase in cash contributions to our unconsolidated affiliates for 2013 compared to 2012 primarily due to expansion capital expenditures for the Seaway Pipeline, Texas Express Pipeline, Front Range Pipeline and Eagle Ford Pipeline joint ventures; partially offset by

▪	a $216.3 million year-to-year decrease in capital expenditures for consolidated property, plant and equipment, net of contributions in aid of construction costs.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2013 increased $308.6 million when compared to the year ended December 31, 2012 primarily due to:

▪
a $975.2 million year-to-year increase in net cash proceeds from the issuance of common units in 2013 when compared to 2012.  We issued an aggregate of 62,357,632 common units in connection with two underwritten offerings, our at-the-market program and DRIP and EUPP during 2013, which collectively generated $1.79 billion of net cash proceeds.  This compares to an aggregate 31,986,410 common units we issued in connection with an underwritten offering, our at-the-market program and DRIP and EUPP during 2012, which collectively generated $816.8 million of net cash proceeds;

▪
a $108.8 million year-to-year increase in cash contributions from noncontrolling interests primarily due to contributions we received during 2013 related to a joint venture involving NGL fractionators at our complex in Mont Belvieu, Texas; partially offset by

▪
a $514.5 million year-to-year decrease in net borrowings under our consolidated debt agreements.  EPO issued $2.25 billion and repaid $1.2 billion in principal amount of senior notes during 2013, compared to the issuance of $2.5 billion and repayment of $1.0 billion in principal amount of senior notes during 2012.  In addition, net cash inflows attributable to the issuance of short-term notes under EPO's commercial paper program were $127.2 million for 2013 compared to $346.4 million for 2012.  Lastly, net repayments under EPO's $3.5 Billion Multi-Year Revolving Credit Facility were $150.0 million for 2012; and

▪
a $221.7 million increase in cash distributions paid to limited partners in 2013 when compared to 2012 due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit.

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

We measure available cash by reference to distributable cash flow.  The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net income attributable to limited partners (1)	$2,787.4	$2,596.9	$2,419.9
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	1,360.5	1,217.6	1,104.9
Add asset impairment charges	34.0	92.6	63.4
Subtract net gains attributable to asset sales and insurance recoveries	(102.1)	(83.3)	(86.4)
Add cash proceeds from asset sales and insurance recoveries (2)	145.3	280.6	1,198.8
Add cash distributions received from unconsolidated affiliates (3)	375.1	251.6	116.7
Subtract equity in income of unconsolidated affiliates (3)	(259.5)	(167.3)	(64.3)
Subtract sustaining capital expenditures (4)	(369.0)	(291.7)	(366.2)
Add gains or subtract losses from monetization of interest rate derivative instruments accounted for as cash flow hedges (5)	27.6	(168.8)	(147.8)
Add deferred income tax expense or subtract benefit, as applicable	6.1	37.9	(66.2)
Other, net	73.2	(15.7)	(39.5)
Distributable cash flow	$4,078.6	$3,750.4	$4,133.3

Total cash distributions paid to limited partners with respect to period	$2,707.6	$2,461.9	$2,225.8

Cumulative quarterly cash distributions per unit declared by Enterprise GP with respect to period (6)	$1.4500	$1.3700	$1.2863

Total distributable cash flow retained by partnership with respect to period (7)	$1,371.0	$1,288.5	$1,907.5

Distribution coverage ratio (8)	1.51x	1.52x	1.86x

(1)    For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see "Consolidated Income Statements Highlights" within this Part II, Item 7.
(2)    For a discussion of significant changes in cash proceeds from asset sales and insurance recoveries as presented in the investing activities section of our Statements of Consolidated Cash Flows, see "Cash Flows from Operating, Investing and Financing Activities" within this Part II, Item 7.
(3)    For information regarding our unconsolidated affiliates, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(4)    For a discussion of our capital spending activity, see "Capital Spending" within this Part II, Item 7. Sustaining capital expenditures for each period include accruals.
(5)    For information regarding these gains and losses, see "Interest Rate Hedging Activities" under Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(6)    See Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our quarterly cash distributions declared with respect to the periods presented.
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

For additional information regarding non-GAAP distributable cash flow, see "Other Items – Use of Non-GAAP Financial Measures" within this Part II, Item 7.  Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, the most comparable GAAP measure.

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

Although our focus in recent years has been on expansion through growth capital projects, management continues to analyze potential business combinations, asset acquisitions, joint ventures and similar transactions with businesses that operate in complementary markets or geographic regions.  In light of current business conditions, we expect that these opportunities will increase.

We placed approximately $4.1 billion of major capital projects into service during 2014.  These projects included the ATEX, Rocky Mountain expansion of our Mid-America Pipeline System, Front Range Pipeline and Seaway Pipeline looping project.  We expect to complete construction and begin commercial operations of growth capital projects costing approximately $2.6 billion in 2015.  These projects include various product handling projects (e.g., natural gasoline treating and degassing) at our Mont Belvieu complex.

At December 31, 2014, we had approximately $1.3 billion in purchase commitments outstanding that relate to our capital spending for property, plant and equipment.  These commitments primarily relate to construction projects in Texas.

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
Step 1 of Oiltanking acquisition (1)
Cash, net of $21.5 million at Oiltanking	$2,416.8
Equity instruments (54,807,352 common units of Enterprise)	2,171.5
Capital spending for property, plant and equipment, net: (2)
Growth capital projects (3)	2,502.8	$3,088.0	$3,232.7
Sustaining capital projects (4)	361.2	294.2	365.8
Investments in unconsolidated affiliates	722.4	1,094.1	609.5
Other investing activities	5.8	1.0	43.1
Total capital spending	$8,180.5	$4,477.3	$4,251.1

(1)   For a description of the acquisition of Oiltanking, see "Significant Recent Developments" within this Part II, Item 7.
(2)   On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction projects and production well tie-ins. Contributions in aid of construction costs were $28.9 million, $26.0 million and $23.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Growth and sustaining capital amounts presented in the table above are presented net of related contributions in aid of construction costs.
(3)   Growth capital projects either (a) result in new sources of cash flow due to enhancements of or additions to existing assets (e.g., additional revenue streams, cost savings resulting from debottlenecking of a facility, etc.) or (b) expand our asset base through construction of new facilities that will generate additional revenue streams and cash flows.
(4)   Sustaining capital expenditures are capital expenditures (as defined by GAAP) resulting from improvements to existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues or result in significant cost savings.

Fluctuations in our capital spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on our major growth capital projects.  Fluctuations in our capital spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.  Our most significant growth capital expenditures for the year ended December 31,

2014 involved projects at our Mont Belvieu complex, to expand joint venture crude oil pipelines, for the ATEX and Aegis ethane pipelines and for our LPG, ethane and refined products export terminals.

Comparison of 2014 with 2013.  On October 1, 2014, we acquired the general partner and related incentive distribution rights, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA.  We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 Enterprise common units for these ownership interests and rights. We also paid $228.3 million to acquire from OTA outstanding loans payable by Oiltanking or its subsidiaries.  Collectively, these transactions are referred to as "Step 1" of the Oiltanking acquisition.  Oiltanking owns marine terminals located on the Houston Ship Channel and at the Port of Beaumont with a total of 12 ship and barge docks and approximately 26 MMBbls of crude oil and petroleum products storage capacity.  Oiltanking's marine terminal on the Houston Ship Channel is connected by pipeline to our Mont Belvieu, Texas complex and is integral to our growing LPG export, crude oil storage and octane enhancement and propylene businesses.  Our ECHO facility is also connected to Oiltanking's system.   For additional information regarding the acquisition of Oiltanking, see "Significant Recent Developments" within this Part II, Item 7.

Capital spending for property, plant and equipment in 2014 decreased $518.2 million when compared to  2013 primarily due to lower growth capital expenditures of $585.2 million year-to-year, which was partially offset by an increase in sustaining capital expenditures of $67.0 million year-to-year, largely attributable to increased expenditures for pipeline integrity and similar projects.

Capital spending for growth projects in the Eagle Ford Shale and at our Mont Belvieu complex decreased a combined $408.3 million year-to-year. Since 2010, expansion of midstream infrastructure in the Eagle Ford Shale region has been a key strategic focus for us.  We constructed new NGL, natural gas and crude oil pipelines and the Yoakum natural gas processing plant to facilitate production growth from Eagle Ford Shale producers.  Our build-out in this supply basin was substantially complete in 2013. Likewise, we completed and placed into service the seventh and eight NGL fractionators at our Mont Belvieu complex in September 2013 and November 2013, respectively.

Growth capital spending for our ATEX and Aegis ethane pipelines decreased a net $554.1 million year-to-year. Our ATEX pipeline was placed into service in January 2014. Construction on the initial phase of Aegis was completed in September 2014 with full operations expected to commence by the end of 2015.

Growth capital spending for our LPG, ethane and refined products export facilities increased $324.1 million year-to-year. The announced expansions of our LPG export terminal located on the Houston Ship Channel are expected to increase its ability to load cargoes from 7.5 MMBbls per month to approximately 16.0 MMBbls per month and are expected to be completed in two phases by the end of 2015. In April 2014, we announced plans to construct a fully refrigerated ethane export facility located on the Houston Ship Channel, which we expect to begin operations in the third quarter of 2016. In May 2014, we began loading cargoes of refined products for export at our reactivated marine terminal located in Beaumont, Texas.

Investments in unconsolidated affiliates during 2014 decreased $371.7 million when compared to 2013. Our spending on the expansion and construction of joint venture crude oil pipelines decreased a net $106.9 million.  Spending related to our construction of the Texas Express Pipeline, Texas Express Gathering System and Front Range Pipeline decreased a combined $262.7 million year-to-year.

Comparison of 2013 with 2012.  Capital spending on growth capital projects for 2013 decreased $144.7 million when compared to 2012. Our spending on growth capital projects in the Eagle Ford Shale region decreased $1.01 billion, partially offset by a combined $801.4 million year-to-year increase in spending on the ATEX and Aegis ethane pipelines and the Rocky Mountain expansion of our Mid-America Pipeline System.  Since 2010, expansion of midstream infrastructure in the Eagle Ford Shale region has been a key strategic focus for us. We constructed new NGL, natural gas and crude oil pipelines and the Yoakum natural gas processing plant to facilitate production growth from Eagle Ford Shale producers.  As noted above, the construction of midstream infrastructure in the Eagle Ford Shale region has been a key strategic focus for us since 2010, with the build-out of such assets being substantially completed during 2013.

A majority of the capital expenditures for ATEX and the Rocky Mountain expansion of our Mid-America Pipeline System were incurred during 2013 (prior to placing these new pipeline assets into service in January 2014). Capital spending on sustaining capital projects for 2013 decreased $71.6 million when compared to 2012 primarily due to a year-to-year decrease in pipeline integrity work and similar projects associated with our Texas Intrastate System and Mid-America Pipeline System.  Investments in unconsolidated affiliates for 2013 increased $484.6 million when compared to 2012 primarily due to the expansion of the Seaway Pipeline and construction of the Texas Express Pipeline, Texas Express Gathering System and Front Range Pipeline.

Capital Spending Outlook

We currently expect our total capital spending for 2015 to approximate $3.9 billion, which includes $380 million for sustaining capital expenditures.  Our forecast of capital spending for 2015 is based on our announced strategic operating and growth plans (through the filing date of this annual report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements and the issuance of additional equity and debt securities.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include the addition of costs in connection with unforeseen acquisition opportunities.

Our success in raising capital, including the formation of joint ventures to share costs and risks, continues to be a significant factor in determining how much capital we can invest. We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we currently expect to make the forecast capital expenditures noted above, we may adjust the timing and amounts of projected expenditures in response to changes in capital market conditions.

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

In general, depreciation is the systematic and rational allocation of an asset's cost, less its residual value (if any), to the periods it benefits.  The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of an asset.  Our estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of our assets.  At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively.  Examples of such circumstances include (i) changes in laws and regulations that limit the estimated economic life of an asset, (ii) changes in technology that render an asset obsolete, (iii) changes in expected residual values, or (iv) significant changes in the forecast life of proved reserves of applicable resource basins, if any.

At December 31, 2014 and 2013, the net carrying value of our property, plant and equipment was $29.88 billion and $26.95 billion, respectively.  We recorded $1.11 billion, $1.01 billion and $900.5 million of depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively.  For additional information regarding our property, plant and equipment, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Measuring Recoverability of Long-Lived Assets and Fair Value of Equity Method Investments

Long-lived assets, which include property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Examples of such events or changes might be production declines that are not replaced by new discoveries or long-term decreases in the demand or price of natural gas, NGLs, crude oil or refined products.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  Estimates of undiscounted cash flows are based on a number of assumptions including anticipated operating margins and volumes; estimated useful life of the asset or asset group; and estimated residual values.  If the carrying value of a long-lived asset is not recoverable, an impairment charge would be recorded for the excess of a long-lived asset's carrying value over its estimated fair value, which is derived from an analysis of the asset's estimated future cash flows, the market value of similar assets and replacement cost of the asset less any applicable depreciation or amortization.   In addition, fair value estimates also include usage of probabilities for a range of possible outcomes.

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

During 2014, 2013 and 2012, we recognized non-cash asset impairment charges related to long-lived assets of $34.0 million, $92.6 million and $63.4 million, respectively, which are a component of operating costs and expenses.  For additional information regarding these impairment charges, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

During 2013, we recorded a $4.8 million non-cash impairment charge related to our equity investment in Neptune. There were no impairment charges in 2014 or 2012 related to our equity method investments. For additional information regarding our equity method investments, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Amortization Methods and Estimated Useful Lives of Customer Relationships
   and Contract-Based Intangible Assets

The specific, identifiable intangible assets of a business depend largely upon the nature of its operations and include items such as customer relationships and contracts.  The method used to value such assets depends on a number of factors, including the nature of the asset and the economic returns it is expected to generate.

Customer relationship intangible assets represent the estimated economic value assigned to certain relationships acquired in connection with business combinations and asset purchases whereby (i) we acquired information about or access to customers and now have the ability to provide services to them and (ii) the customers now have the ability to make direct contact with us.  Customer relationships may arise from contractual arrangements (such as service contracts) and through means other than contracts, such as through regular contact by sales or service representatives. The value we assign to customer relationships is amortized to earnings using methods that closely resemble the pattern in which the economic benefits will be consumed (i.e., the manner in which the intangible asset is expected to contribute directly or indirectly to our cash flows). For example, the amortization periods for certain of our customer relationship intangible assets are limited by the estimated finite economic life of the associated hydrocarbon resource basins.  In this context, our estimate of the useful life of each resource basin is predicated on a number of factors, including reserve estimates and the economic viability of production and exploration activities.

Contract-based intangible assets represent specific commercial rights we own arising from discrete contractual agreements, such as the long-term rights we possess under the Shell natural gas processing agreement and the Jonah natural gas transportation contracts.  A contract-based intangible asset with a finite life is amortized over its estimated economic life, which is the period over which the asset is expected to contribute directly or indirectly to our cash flows.  Our estimates of the economic life of contract-based intangible assets are based on a number of factors, including (i) the expected useful life of the related tangible assets (e.g., a fractionation facility, pipeline or other asset), (ii) any legal or regulatory developments that would impact such contractual rights and (iii) any contractual provisions that enable us to renew or extend such arrangements.

If our assumptions regarding the estimated economic life of an intangible asset were to change, then the amortization period for such asset would be adjusted accordingly.  Changes in the estimated useful life of an intangible asset would impact operating costs and expenses prospectively from the date of change.  If we determine that an intangible asset's unamortized cost is not recoverable due to impairment, we would be required to reduce the asset's carrying value to its estimated fair value through the recording of a non-cash impairment charge.  Any such write-down of the value of an intangible asset would increase operating costs and expenses at that time.

At December 31, 2014 and 2013, the carrying value of our customer relationship and contract-based intangible asset portfolio was $2.84 billion and $1.46 billion, respectively.  The carrying value of this portfolio increased $1.49 billion in connection with the customer relationship and contract-based intangible assets we acquired in connection with the acquisition of Oiltanking.  We recorded $110.6 million, $105.6 million and $125.7 million of amortization expense attributable to intangible assets for the years ended December 31, 2014, 2013 and 2012, respectively.  For additional information regarding our intangible assets, see Note 11 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the end of each fiscal year, and more frequently, if circumstances indicate it is probable that the fair value of goodwill is below its carrying amount.  Goodwill impairment testing involves determining the fair value of the associated reporting unit.  The fair value of a reporting unit is based on assumptions regarding the future economic prospects of the businesses that make up the reporting unit. Such assumptions include (i) discrete financial forecasts for the associated businesses, which, in turn, rely on management's estimates of operating margins, throughput volumes and similar inputs; (ii) long-term growth rates for cash flows beyond discrete forecast periods; and (iii) appropriate discount rates.  If the fair value of a reporting unit (including its inherent goodwill) is less than its carrying value, a non-cash charge to operating costs and expenses is required to reduce the carrying value of goodwill to its implied fair value.  At December 31, 2014 and 2013, the carrying value of our goodwill was $4.2 billion and $2.08 billion, respectively.

In October 2014, we recorded $2.12 billion of goodwill in connection with Step 1 of our acquisition of Oiltanking. In addition, we recorded an indefinite-life intangible asset valued at $1.46 billion in connection with the acquisition of Oiltanking's incentive distribution rights.  The incentive distribution rights represented contractual rights to the incentive cash distributions to be paid by Oiltanking to its general partner.  Immediately after completion of the Oiltanking Merger in February 2015, the incentive distribution rights were cancelled in exchange for limited partner interests in Oiltanking, and the carrying value of this intangible asset was reclassified to goodwill. While the incentive distribution rights were outstanding, this intangible asset was not subject to amortization, but was subject to periodic testing for recoverability in a manner similar to goodwill.  We attribute the goodwill resulting from the acquisition of Oiltanking to our ability to leverage the acquired business with our existing asset base to create future business opportunities. These opportunities include the marketing of NGLs, crude oil and condensate, and refined products.

We did not record any goodwill impairment charges in 2014, 2013 or 2012.  Based on our most recent goodwill impairment test at December 31, 2014, each reporting unit's fair value was substantially in excess of its carrying value (i.e., by at least 10%).  For additional information regarding our goodwill, see Note 11 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The following table presents a reconciliation of non-GAAP total segment gross operating margin to GAAP operating income for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
Total segment gross operating margin	$5,286.5	$4,818.1	$4,387.0
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(1,282.7)	(1,148.9)	(1,061.7)
Subtract impairment charges not reflected in gross operating margin	(34.0)	(92.6)	(63.4)
Add net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin	102.1	83.4	17.6
Subtract non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	(84.6)	(4.4)	--
Add subsequent recognition of deferred revenues attributable to make-up rights	2.9	--	--
Subtract general and administrative costs not reflected in gross operating margin	(214.5)	(188.3)	(170.3)
Operating income	$3,775.7	$3,467.3	$3,109.2

Deferred revenues attributable to shipper make-up rights.  The results of operations from our liquids pipelines are primarily dependent upon the volumes transported and the associated fees we charge for such transportation services.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper "make-up rights").  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

However, management includes deferred transportation revenues relating to the "make-up rights" of committed shippers when reviewing the financial results of certain major new pipeline projects such as ATEX.  From an internal (and segment) reporting standpoint, management considers the transportation fees paid by committed shippers on major new pipeline projects, including any non-refundable revenues that may be deferred under GAAP related to make-up rights, to be important in assessing the financial performance of these pipeline assets.  Since management includes these deferred revenues in non-GAAP gross operating margin, these amounts are deducted in determining GAAP-based operating income.  Our consolidated revenues do not reflect any deferred revenues until the conditions for recognizing such revenues are met in accordance with GAAP.

Several of our major new liquids pipeline projects experienced periods in 2013 and 2014 where shippers were unable to meet their contractual minimum volume commitments.  In general, we expect that these types of shortfalls will continue in 2015 due to the current business environment, with the recognition of revenue associated with past deferrals associated with make-up rights partially or entirely offsetting any new make-up right deferrals.

The following table summarizes the deferred revenue amounts attributable to shipper make-up rights included in gross operating margin for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013
NGL Pipelines & Services:
Texas Express Pipeline (1,2)	$3.2	$1.3
Front Range Pipeline (1,2)	5.5	--
ATEX (3)	55.2	--
Aegis Ethane Pipeline	0.9	--
Total segment gross operating margin	64.8	1.3
Onshore Crude Oil Pipelines & Services:
Seaway Pipeline (1,4)	19.8	3.1
Total segment gross operating margin	19.8	3.1
Total amount included in overall gross operating margin	$84.6	$4.4

(1)   Amounts presented represent our ownership share in these unconsolidated affiliates as follows: Texas Express Pipeline, 35%; Front Range Pipeline, 33.3%; and Seaway Pipeline, 50%.
(2)   Shippers on the Texas Express Pipeline and Front Range Pipeline have experienced periods where transportation volumes have been less than committed volumes due to ethane rejection in the supply basins served by these pipelines.
(3)   Shipper transportation volumes on ATEX have been negatively impacted by changes in producer drilling programs, including the timing of new production well start-ups in the Marcellus and Utica Shale developments.
(4)   Shippers on Seaway's Longhaul System have experienced periods where transportation volumes have been less than committed volumes due to lower regional crude oil price spreads between the Cushing hub and Gulf Coast destination markets. In general, as price spreads decrease, there is less incentive to ship crude oil to the Gulf Coast. The primary reason for the lower spreads is a narrowing of the price differential between WTI and Brent prices.

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

The following table presents a reconciliation of non-GAAP distributable cash flow to GAAP net cash flows provided by operating activities for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
Distributable cash flow	$4,078.6	$3,750.4	$4,133.3
Adjustments to reconcile distributable cash flow to net cash flows provided by operating activities:
Add sustaining capital expenditures reflected in distributable cash flow	369.0	291.7	366.2
Subtract cash proceeds from asset sales and insurance recoveries reflected in distributable cash flow	(145.3)	(280.6)	(1,198.8)
Add losses or subtract gains from monetization of interest rate derivative instruments accounted for as cash flow hedges	(27.6)	168.8	147.8
Net effect of changes in operating accounts not reflected in distributable cash flow	(108.2)	(97.6)	(582.5)
Other, net	(4.3)	32.8	24.9
Net cash flows provided by operating activities	$4,162.2	$3,865.5	$2,890.9

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2014 (dollars in millions):

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of debt obligations (1)	$21,389.2	$2,206.5	$1,550.0	$1,850.0	$15,782.7
Estimated cash payments for interest (2)	$21,303.9	$1,005.6	$1,921.6	$1,746.4	$16,630.3
Operating lease obligations (3)	$542.7	$60.5	$118.4	$91.2	$272.6
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Natural gas	$2,139.7	$637.5	$834.6	$490.6	$177.0
NGLs	$487.0	$391.1	$52.7	$43.2	$--
Crude oil	$2,425.2	$2,279.1	$74.7	$71.4	$--
Petrochemicals and refined products	$1,499.3	$956.7	$542.6	$--	$--
Other	$71.8	$38.1	$16.1	$8.4	$9.2
Underlying major volume commitments:
Natural gas (in TBtus)	879	255	347	210	67
NGLs (in MMBbls)	30	17	7	6	--
Crude oil (in MMBbls)	41	38	2	1	--
Petrochemicals and refined products (in MMBbls)	23	15	8	--	--
Service payment commitments (5)	$850.8	$200.6	$336.3	$152.8	$161.1
Capital expenditure commitments (6)	$1,299.8	$1,299.8	$--	$--	$--
Other long-term liabilities (7)	$310.8	$--	$10.7	$8.7	$291.4
Total	$52,320.2	$9,075.5	$5,457.7	$4,462.7	$33,324.3

(1)   Represents scheduled future maturities of our consolidated debt principal obligations. For information regarding our consolidated debt obligations, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(2)   Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2014, the contractually scheduled maturities of such balances, and the applicable fixed or variable interest rates paid during 2014. With respect to our variable-rate debt obligations, we applied the weighted-average interest rate paid during 2014 to determine the estimated cash payments. See Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for the weighted-average variable interest rate charged in 2014 under our revolving credit facility. Our estimated cash payments for interest are significantly influenced by the long-term maturities of our junior subordinated notes (due August 2066 through January 2068). Our estimated cash payments for interest with respect to each junior subordinated note are based on the current fixed interest rate for each note applied to the entire remaining term through the respective maturity date.
(3)   Primarily represents leases of underground salt dome caverns for the storage of natural gas and NGLs, office space with affiliates of EPCO and land held pursuant to right-of-way agreements.
(4)   Represents enforceable and legally binding agreements to purchase goods or services as of December 31, 2014. The estimated payment obligations are based on contractual prices in effect at December 31, 2014 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery.
(5)   Primarily represents our unconditional payment obligations under firm pipeline transportation contracts.
(6)   Represents unconditional payment obligations for services to be rendered or products to be delivered in connection with our capital spending program, including our share of the capital spending of our unconsolidated affiliates.
(7)   As reflected on our consolidated balance sheet at December 31, 2014, Other long-term liabilities primarily represent the Liquidity Option Agreement and the noncurrent portion of asset retirement obligations and deferred revenues.

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

Involuntary conversions result from the loss of an asset because of some unforeseen event (e.g., destruction due to fire).  Some of these events are insurable, thus resulting in a property damage insurance recovery.  Amounts we receive from insurance carriers are net of any deductibles related to the covered event.  EPCO's deductibles currently range from $5.0 million to $60.0 million depending on the nature of the loss (windstorm or non-windstorm) and the assets involved (onshore or offshore).

We received $95.0 million, $15.0 million and $30.0 million of nonrefundable insurance proceeds during the years ended December 31, 2014, 2013 and 2012, respectively, attributable to property damage claims we filed in connection with a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  Operating income for the years ended December 31, 2014, 2013 and 2012 includes $95.0 million, $15.0 million and $30.0 million of gains, respectively, related to these insurance recoveries.  The amounts we received during the first quarter of 2014 represent the final payments on this property damage claim.

Due to the high cost of windstorm insurance coverage for our offshore Gulf of Mexico assets, we elected to self-insure these assets during the annual policy period extending from June 2013 to June 2014.  We continue to self-insure these assets for the current annual policy period, which extends from June 2014 to June 2015.

For additional information regarding insurance matters, see Note 19 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Regulation

For information regarding the impact of federal, state or local regulatory measures on our business, see "Regulatory Matters" included under Part I, Item 1 and 2 of this annual report.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board finished their joint project to converge U.S. GAAP and International Financial Reporting Standards in the area of revenue recognition.  The resulting accounting standards update eliminates the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principles based approach for determining revenue recognition.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2014 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of NGLs (MMBbls) (3)	0.9	n/a	Cash flow hedge
Natural gas marketing:
Forecasted sales of natural gas (Bcf)	1.0	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	8.6	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	9.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	10.2	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	1.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.8	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.2	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	5.8	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	6.9	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	81.4	11.8	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	4.2	n/a	Mark-to-market

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

(3) Forecasted sales of NGL volumes under natural gas processing exclude 0.1 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current volumes include and 35.2 Bcf of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

Our predominant commodity hedging strategies in 2014 and continuing into early 2015 consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities and (ii) hedging the fair value of commodity products held in inventory.  The objective of our hedging program involving anticipated future commodity purchases and sales is to hedge the margins of certain transportation, storage and blending, processing and fractionation activities by locking in purchases and sales prices through the use of forward contracts and derivative instruments.  The objective of our hedging program for inventory is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of forward contracts and derivative instruments.

Certain basis swaps, basis spread options and other derivative instruments not designated as hedging instruments are used to manage market risks associated with anticipated purchases and sales of commodity products.  There is some uncertainty involved in the timing of these transactions often due to the development of more favorable profit opportunities or when spreads are insufficient to cover variable costs thus reducing the likelihood that the transactions will occur during the periods originally forecasted.  In accordance with derivatives accounting guidance, these instruments do not qualify for hedge accounting even though they are effective at managing the risk exposures of the underlying assets.  Due to volatility in commodity prices, future non-cash, mark-to-market earnings variability cannot be predicted.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2013	December 31, 2014	January 31, 2015
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(1.3)	$5.8	$1.4
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(6.7)	2.4	(1.0)
Fair value assuming 10% decrease in underlying commodity prices	Asset	4.1	9.2	3.7

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2013	December 31, 2014	January 31, 2015
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(20.7)	$57.8	$23.0
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(69.8)	47.5	13.3
Fair value assuming 10% decrease in underlying commodity prices	Asset	28.5	68.2	32.8

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2013	December 31, 2014	January 31, 2015
Fair value assuming no change in underlying commodity prices	Asset	$8.2	$15.6	$22.2
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(9.8)	6.5	9.3
Fair value assuming 10% decrease in underlying commodity prices	Asset	26.1	24.7	35.0

Product Purchase Commitments

We have long and short-term purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products.  The purchase prices that we are obligated to pay under these contracts are based on market prices at the time we take delivery of the volumes.  For additional information regarding these commitments, see Note 18 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward starting swaps and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain debt agreements.  This strategy has been a component in controlling our overall cost of capital associated with such borrowings. The composition of our derivative instrument portfolios may change from period-to-period depending on our interest rate hedging requirements.  At December 31, 2014 and March 2, 2015, we did not have any interest rate hedging derivative instruments outstanding.

In July 2014, six undesignated floating-to-fixed swaps having an aggregate notional amount of $600.0 million expired. These swaps were accounted for as mark-to-market instruments with changes in fair value recorded in interest expense.

As a result of market conditions in early October 2014, we elected to terminate all of our outstanding interest rate swaps. We terminated 10 fixed-to-floating swaps having an aggregate notional value of $750 million, which resulted in cash gains totaling $17.6 million. In addition, we terminated 16 fixed-to-floating swaps having a total notional value of $800 million entered into in connection with the issuance of Senior Notes LL in October 2014. The early termination of these 16 swaps resulted in cash gains totaling $10.0 million. Since both groups of swaps were accounted for as fair value hedges, the aggregate $27.6 million of gains will be carried as a component of long-term debt and be amortized into earnings (as a decrease in interest expense) using the effective interest method over the remaining life of the associated debt obligations. The $17.6 million gain will be amortized through

January 2016 and the $10.0 million gain will be amortized through October 2019.

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

Changes in Internal Control over Financial Reporting

As a result of our acquisition of a controlling interest in Oiltanking on October 1, 2014, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of Oiltanking's operations into the Company's financial statements. Management continues to be engaged in efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to Oiltanking.  Due to the recent nature of this business combination, we have excluded Oiltanking from the scope of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2014.

Apart from internal control considerations related to Oiltanking, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Certifications

The required certifications of Mr. Creel and Mr. Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 included under Part IV, Item 15 of this annual report).

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2014

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.'s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2014, Enterprise Products Partners L.P.'s internal control over financial reporting is effective based on those criteria.

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

We acquired a controlling financial interest in Oiltanking on October 1, 2014.   Due to the recent nature of this business combination, it was not practical from a timing or resource standpoint for us to conduct a thorough assessment of Oiltanking's internal control over financial reporting prior to December 31, 2014.   As a result, we excluded Oiltanking from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.   We are in the process of implementing our internal control structure over the operations of Oiltanking and expect that this effort will be completed in 2015.  Oiltanking accounted for less than 1% of our consolidated revenues for the year ended December 31, 2014 and 13% of our total consolidated assets at December 31, 2014.

Deloitte & Touche LLP has issued its attestation report regarding our internal control over financial reporting.  That report is included within this Item 9A (see "Report of Independent Registered Public Accounting Firm").
Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 2, 2015.

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
Houston, Texas

We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Annual Report on Internal Controls Over Financial Reporting as of December 31, 2014, management excluded from its assessment the internal control over financial reporting of Oiltanking Partners, L.P., a controlling interest in which was acquired on October 1, 2014 and whose financial statements constitute less than 1% of revenues and 13% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Oiltanking Partners, L.P.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting as of December 31, 2014.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(continued on next page)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of consolidated operations, comprehensive income, cash flows, and equity as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
 March 2, 2015

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Partnership Governance.

Partnership Management

On April 24, 2014, Dan Duncan LLC, the sole member of Enterprise GP, re-elected the following individuals to the Board of Directors (the "Board") of Enterprise GP: Thurmon M. Andress, E. William Barnett, Mr. Creel, Mr. Fowler, Charles E. McMahen, Richard S. Snell, A. James Teague and Ms. Williams.  In addition, a new director, James T. Hackett, was elected to join the Board.  The following individuals (who served as directors prior to April 24, 2014) were not re-elected to the Board: Mr. Bachmann; Larry J. Casey, Dr. Cunningham, Rex C. Ross and Edwin E. Smith.

After giving effect to the election of the new Board on April 24, 2014, Mr. Casey and Mr. Smith were appointed as "advisory directors."  O.S. Andras will also continue to serve as a "honorary director." Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

On October 1, 2014, Dan Duncan LLC elected Dr. F. Christian Flach to the Board in connection with our acquisition of ownership interests in Oiltanking and its general partner from affiliates of M&B.  M&B is entitled to designate a nominee for election to the Board (the "M&B Designee") as long as M&B and its affiliates beneficially own at least 27,403,676 of the Enterprise common units issued to M&B and its affiliates in connection with the Oiltanking acquisition. Dr. Flach serves on the Board as the current M&B Designee.  In the event that the M&B Designee becomes unable or unwilling to, or for another reason ceases to, serve as a member of the Board while M&B is entitled to maintain the M&B Designee, M&B may designate another person reasonably acceptable to the Board as a replacement.

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the ASA, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our unitholders do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, all of the officers and directors of our general partner.  Each member of the Board of Enterprise GP serves until such member's death, resignation or removal.  The employees of EPCO who served as directors of our general partner during 2014 were Ms. Williams and Messrs. Bachmann, Creel, Cunningham, Fowler and Teague.

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

Office of the Chairman

In February 2013, the Board approved the creation of a management oversight group, known as the Office of the Chairman, which consists of the Chairman of the Board – Ms. Williams, CEO – Mr. Creel and Chief Operating Officer ("COO") – Mr. Teague.  In her role as Chairman of the Board (a non-executive role), Ms. Williams is responsible for, among other things: (i) presiding over and setting the agendas for meetings of the Board, with due consideration for the values and business goals of Enterprise and an effective governance structure; (ii) overseeing the appropriate flow of information to the Board; (iii) acting as a liaison between the Board and senior management; and (iv) meeting regularly with the CEO and COO and other Board members to review the strategic direction of Enterprise.

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

The purpose of the Office of the Chairman is for the group to serve collectively as a liaison to the Board and senior management with respect to, and to provide the Chairman, CEO and COO a venue to discuss, certain matters including: (i) our strategic direction (including business opportunities through organic growth and acquisitions); (ii) the vision, leadership and development of the management team; (iii) business goals and operational performance; and (iv) strategies to preserve our financial strength.  In addition, the Office of the Chairman will assist the Board and its Governance Committee in identifying director education opportunities and in determining the size and composition of the Board and recruitment of new members.  The Office of the Chairman  also oversees policies that (i) reflect Enterprise's values and business goals and (ii) enhance the effectiveness of our governance structure.

Partnership Governance

We are committed to sound principles of governance.  Such principles are critical for us to achieve our performance goals and maintain the trust and confidence of investors, employees, suppliers, business partners and other stakeholders.

A key element of strong governance is having independent members of the Board.  Pursuant to the NYSE listing standards, a director will be considered independent if the Board determines that he or she does not have a material relationship with Enterprise GP or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with Enterprise GP or us).  Based on the foregoing, the Board has affirmatively determined that Messrs. Andress, Barnett, Hackett, McMahen and Snell are independent directors under the NYSE rules.

Because we are a limited partnership and meet the definition of a "controlled company" under the listing standards of the NYSE, we are not required to comply with certain NYSE rules.  In particular, we are not required to comply with Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of our general partner be comprised of a majority of independent directors.  Currently, five of the ten Board members of Enterprise GP are independent under NYSE rules; however, this composition may not always be in effect.  Also, we have elected to not comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of Enterprise GP maintain a Nominating Committee and a Compensation Committee, each consisting entirely of independent directors.

Code of Conduct and Ethics and Corporate Governance Guidelines

Enterprise GP has adopted a "Code of Conduct" that applies to its directors, officers and employees.  This code sets forth our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance on complying with the code, the reporting of compliance issues, and discipline for violations of the code.  The Code of Conduct also establishes policies applicable to our CEO, chief financial officer ("CFO"), principal accounting officer and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations of the code (and thus accountability for adherence to the code).  Employees are required to periodically certify their understanding and compliance with the Code of Conduct.

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

Audit and Conflicts Committee

The purpose of the Board's Audit and Conflicts Committee is to address audit and conflicts-related matters.  In accordance with NYSE rules and the Securities Exchange Act of 1934, the Board has named three of its members to serve on the Audit and Conflicts Committee.  Members of the Audit and Conflicts Committee must have a basic understanding of finance and accounting matters and be able to read and understand fundamental financial statements, and at least one member of the Audit and Conflicts Committee shall have accounting or related financial management expertise.  The current members of the Audit and Conflicts Committee are Messrs. Andress, McMahen  and Snell, all of whom are independent directors, free from any relationship with us or any of our subsidiaries that would interfere with the exercise of independent judgment.  The Board has affirmatively determined that Mr. McMahen satisfies the definition of "Audit Committee Financial Expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

The primary responsibilities of the Audit and Conflicts Committee include (i) reviewing potential conflicts of interest, including related party transactions, (ii) monitoring the integrity of our financial reporting process and related systems of internal control, (iii) ensuring our legal and regulatory compliance and that of Enterprise GP, (iv) overseeing the independence and performance of our independent public accountant, (v) approving all services performed by our independent public accountant, (vi) providing for an avenue of communication among the independent public accountant, management, internal audit function and the Board, (vii) encouraging adherence to and continuous improvement of our policies, procedures and practices at all levels, (viii) reviewing areas of potential significant financial risk to our businesses and (ix) approving awards granted under long-term incentive plans.

If the Board believes that a particular matter presents a conflict of interest and proposes a resolution, the Audit and Conflicts Committee has the authority to review such matter to determine if the proposed resolution is fair and reasonable to us.  Any matters approved by the Audit and Conflicts Committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by Enterprise GP or the Board of any duties they may owe us or our unitholders.

Pursuant to its formal written charter, the Audit and Conflicts Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to our independent public accountants as well as any EPCO personnel whom it deems necessary in fulfilling its responsibilities.  The Audit and Conflicts Committee has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.

Governance Committee

The primary purpose of the Governance Committee is to develop and recommend to the Board a set of governance guidelines applicable to our partnership, to review such guidelines from time to time and to oversee governance matters related to our business, including Board and Committee composition, qualifications of Board candidates, director independence, succession planning and related matters.  The Governance Committee also assists in Board oversight of management's establishment and administration of our environmental, health and safety policies, procedures, programs and initiatives, and related matters.  In accordance with its charter, the Governance Committee shall be composed of not less than three members, at least a majority of whom shall be independent directors.  Currently, the Governance Committee is comprised of Ms. Williams and two independent directors, namely Messrs. Barnett and Hackett.

Like the Audit and Conflicts Committee, the Governance Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to our independent public accountants as well as any EPCO personnel whom it deems necessary in fulfilling its responsibilities.  In addition, the Governance Committee has the ability to retain, at our expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.

Investor Access to Corporate Governance Information

We provide investors access to information relating to our governance procedures and principles, including the Code of Conduct, Governance Guidelines, the Audit and Conflicts Committee and Governance Committee charters, along with other information, through our website, www.enterpriseproducts.com.  You may also contact our Investor Relations department at (866) 230-0745 for printed copies of these documents free of charge.

NYSE Corporate Governance Listing Standards

On March 24, 2014, Mr. Creel, our CEO, certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards as of March 24, 2014.

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

In accordance with NYSE rules, we have established a toll-free, confidential telephone hotline (the "Hotline") so that interested parties may communicate with the presiding director or with all the non-management directors as a group.  All calls to this Hotline are reported to the chairman of the Audit and Conflicts Committee, who is responsible for communicating any necessary information to the other non-management directors.  The number of our confidential Hotline is (877) 888-0002.

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at March 2, 2015.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,2)	53	Director and Chairman of the Board
Thurmon M. Andress (3)	81	Director
E. William Barnett (2.4)	82	Director
Michael A. Creel (1,5)	61	Director and CEO
Dr. F. Christian Flach	47	Director
W. Randall Fowler (5)	58	Director, Executive Vice President and CFO
James T. Hackett (2)	60	Director
Charles E. McMahen (3,6)	75	Director
Richard S. Snell (3)	72	Director
A. James Teague (1,5)	69	Director and COO
Graham W. Bacon (5)	51	Group Senior Vice President
G. R. Cardillo (5)	57	Group Senior Vice President
Craig W. Murray (5)	67	Group Senior Vice President and General Counsel
William Ordemann (5)	55	Group Senior Vice President
Michael C. Smith (5)	43	Group Senior Vice President
Bryan F. Bulawa (5)	45	Senior Vice President and Treasurer
Michael J. Knesek (5)	60	Senior Vice President, Controller and Principal Accounting Officer

(1)   Member of Office of the Chairman
(2)   Member of the Governance Committee
(3)   Member of the Audit and Conflicts Committee
(4)   Chairman of the Governance Committee
(5)   Executive officer
(6)   Chairman of the Audit and Conflicts Committee

The following information presents a brief history of the business experience of our directors and executive officers:

Randa Duncan Williams. Ms. Williams was elected as Chairman of the Board of Directors of Enterprise GP in February 2013 and as a director of Enterprise GP in November 2010. She also serves as a member of Enterprise GP's Governance Committee. She served as a director of Holdings GP from May 2007 to November 2010. She was elected Chairman of EPCO in May 2010, having previously served as Group Co-Chairman since 1994. Ms. Williams has served as a director of EPCO since February 1991. Prior to joining EPCO, Ms. Williams practiced law with the firms Butler & Binion and Brown, Sims, Wise & White.  Ms. Williams previously served on the board of directors of Encore Bancshares from July 2007 until July 2012. She currently serves on the board of trustees for numerous charitable organizations. Ms. Williams is the daughter of the late Mr. Dan L. Duncan, Enterprise's founder.

Thurmon M. Andress. Mr. Andress was elected a director of Enterprise GP in November 2010 and serves as a member of Enterprise GP's Audit and Conflicts Committee. He served as a director of Holdings GP from November 2006 to November 2010.  Mr. Andress serves as the Managing Director for Breitburn Management Company L.P. and is a former member of its Board of Directors.  In 1990, he founded Andress Oil & Gas Company, serving as its President and CEO until it merged with Breitburn Energy Company L.P. in 1998.  In 1982, he founded Bayou Resources, Inc. a publicly traded energy company that was sold in 1987.  From 2002 through December 2009, Mr. Andress served as a member of the Board of Directors of Edge Petroleum Corp. (including its Governance and Compensation Committees).  In October 2009, Edge Petroleum Corp. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and, on December 31, 2009, completed the sale of substantially all of its assets to Mariner Energy, Inc.  Mr. Andress is currently a member of the National Petroleum Council and the Natural Gas Committee. He also serves on the Board of Governors of Houston for the Independent Petroleum Association of America. In 1993, Mr. Andress was inducted into All American Wildcatter's, a 100-member organization dedicated to American oil and gas explorationists and producers.

E. William Barnett. Mr. Barnett was elected a director of Enterprise GP in November 2010 and serves as Chairman of its Governance Committee. He served as a director of EPGP from March 2005 to November 2010. Mr. Barnett practiced law with Baker Botts L.L.P. from 1958 until his retirement in 2004. In 1984, he became Managing Partner of Baker Botts L.L.P. and continued in that role for 14 years until 1998. He was Senior Counsel to the firm from 1998 until June 2004, when he retired from the firm. Mr. Barnett served as Chairman of the Board of Trustees of Rice University from 1996 to July 2005.  Mr. Barnett is a Life Trustee of The University of Texas Law School Foundation and a Director Emeritus and former Chairman of the Houston Zoo, Inc. (the operating arm of the Houston Zoo). From June 2006 until May 2013, he served as a director of Westlake Chemical Corporation (a publicly traded chemical company).  From October 2002 until May 2012, Mr. Barnett served as a director of GenOn Energy, Inc. (a publicly traded wholesale electricity generation company) and its predecessors. Mr. Barnett is Chairman of the Advisory Board of the Baker Institute for Public Policy at Rice University and a Director Emeritus and former Chairman of the Greater Houston Partnership. Mr. Barnett is a Trustee Emeritus of the Baylor College of Medicine.

Michael A Creel. Mr. Creel was elected CEO and a director of Enterprise GP in November 2010 and served as President of Enterprise GP from November 2010 until February 2013. He served as a director of EPGP from February 2006 to November 2010 and President and CEO of EPGP from August 2007 to November 2010.  Mr. Creel served as CFO of EPGP from June 2000 to August 2007, and as an Executive Vice President of EPGP from January 2001 to August 2007. Mr. Creel, a Certified Public Accountant, also served as a Senior Vice President of EPGP from November 1999 to January 2001.

Mr. Creel previously served as a director of Holdings GP from October 2009 to May 2010 and as a director of DEP Holdings, LLC ("DEP GP"), the general partner of Duncan Energy Partners L.P., from October 2006 to May 2010. He previously served as President, CEO and a director of Holdings GP from August 2005 through August 2007. From October 2006 to August 2007, he served as Executive Vice President and CFO of DEP GP.  From October 2005 through December 2009, Mr. Creel served as a director of Edge Petroleum Corporation, a publicly traded oil and natural gas exploration and production company, which filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in October 2009 and, on December 31, 2009, completed the sale of substantially all of its assets to Mariner Energy, Inc.

Dr. F. Christian Flach. Dr. Flach was elected a director of Enterprise GP in October 2014 in connection with the Oiltanking acquisition as the M&B designee. He previously served as Chairman of the Board of Oiltanking GP from March 2014 to October 2014. He has served as Chief Executive Officer of M&B since 2011 and is also a Member of its Executive Board. Dr. Flach began working for M&B in May of 1996 and has served in various roles for the organization and its affiliates, including General Manager of M&B and Mabanaft, the oil trading business within M&B; lawyer for Oiltanking GmbH; Director of Corporate Affairs at Oiltanking GmbH; Director of Corporate Affairs at M&B; Director of Human Resources at M&B and Managing Director of Mabanaft.

W. Randall Fowler. Mr. Fowler was elected a director of Enterprise GP in September 2011. He was named an Executive Vice President and the CFO of Enterprise GP in November 2010, having previously served as Executive Vice President and CFO of EPGP from August 2007 to November 2010. He also served as President and CEO of DEP GP from April 2010 until September 2011 and as Executive Vice President and CFO of DEP GP from August 2007 to April 2010. He served as a director of DEP GP from September 2006 until September 2011.

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

Mr. Fowler, a Certified Public Accountant (inactive), joined Enterprise as Director of Investor Relations in January 1999. Mr. Fowler also serves as Chairman of the Board of the National Association of Publicly Traded Partnerships. He also serves on the Advisory Board for the College of Business at Louisiana Tech University.  Mr. Fowler is on the Advisory Board of Alerian, an independent provider of master limited partnership market intelligence, which includes its benchmark Alerian MLP Index (AMZ).

James T. Hackett. Mr. Hackett was elected as a director of Enterprise GP in April 2014 and is a member of its Governance Committee. Mr. Hackett is a partner with Riverstone Holdings LLC, a private energy investment firm. He served as Executive Chairman of the board of directors of Anadarko Petroleum Corporation ("Anadarko"), one of the world's largest independent oil and natural gas exploration and production companies, from 2012 to 2013 after serving as its CEO since 2003 and Chairman of the Board since 2006. He also served as Anadarko's President from 2003 to 2010. Mr. Hackett is a director of Cameron International Corporation and Fluor Corporation. He also serves on the board of a closed investment fund traded on the London Stock Exchange called Riverstone Energy Ltd. Mr. Hackett is a former director of Halliburton Company and Bunge Ltd. and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is the immediate past Chairman of the National Petroleum Council, a member of the Society of Petroleum Engineers and Chairman of the Baylor College of Medicine Board of Trustees. Mr. Hackett is also a former adjunct Professor of Finance at Rice University.

Charles E. McMahen. Mr. McMahen was elected a director of Enterprise GP in November 2010 and serves as Chairman of its Audit and Conflicts Committee. He served as a director of Holdings GP from August 2005 to November 2010. Mr. McMahen served as Vice Chairman of Compass Bank from March 1999 until December 2003 and served as Vice Chairman of Compass Bancshares from April 2001 until his retirement in December 2003. Mr. McMahen also served as Chairman and CEO of Compass Banks of Texas from March 1990 until March 1999. Mr. McMahen has served as a director of Compass Bancshares, and its successor, BBVA Compass Bank (a wholly owned subsidiary of BBVA), since 2001. He also serves as a director for BBVA Compass Bancshares, Inc. (a wholly owned subsidiary of BBVA and a bank holding company for BBVA's North American banking operations). Mr. McMahen serves on the Audit Committee for BBVA Compass Bancshares, Inc. and as Chairman of its Risk Committee. Mr. McMahen served as Chairman of the Board of Regents of the University of Houston from September 1998 to August 2000.

Richard S. Snell. Mr. Snell, a Certified Public Accountant, was elected a director of Enterprise GP in September 2011 and serves on its Audit and Conflicts Committee. He previously served as a director of DEP GP from January 2010 until September 2011. Mr. Snell also served as a director of the general partner of TEPPCO Partners, L.P. ("TEPPCO") from January 2006 until October 2009. From June 2000 until February 2006, he served as a director of EPGP. He is Of Counsel with the law firm of Thompson & Knight LLP, having been with the firm since 2000. Prior to his position with Thompson & Knight LLP, he worked as an attorney for the Snell & Smith, P.C. law firm from its founding in 1993 until 2000.

A. James Teague. Mr. Teague was elected COO and a director of Enterprise GP in November 2010 and served as an Executive Vice President of Enterprise GP from November 2010 until February 2013. He served as Executive Vice President of EPGP from November 1999 to November 2010 and additionally as a director from July 2008 to November 2010 and as Chief Operating Officer from September 2010 to November 2010. In addition, he served as EPGP's Chief Commercial Officer from July 2008 until September 2010. He served as Executive Vice President and Chief Commercial Officer of DEP GP from July 2008 until September 2011. He previously served as a director of DEP GP from July 2008 to May 2010 and as a director of Holdings GP from October 2009 to May 2010. Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell. From 1997 to 1998, he was President of Marketing and Trading for Mapco Inc.

Graham W. Bacon. Mr. Bacon was elected as Group Senior Vice President, Operations and Environmental, Health, Safety & Training of Enterprise GP in February 2014. He previously served as a Senior Vice President, Operations from January 2012 to February 2014, as a Vice President, Operations from June 2006 to January 2012, and as a Vice President, Engineering from September 2005 to May 2006. He joined Enterprise in 1991 and has held a variety of operations and engineering roles. Prior to joining Enterprise, Mr. Bacon worked for Vista Chemical Company.

G. R. Cardillo.  Mr. Cardillo was elected as Group Senior Vice President, Transportation and Distribution of Enterprise GP in February 2015.  He previously served as Senior Vice President (Propylene and Marine) from February 2011 to February 2015. Mr. Cardillo joined us in connection with our purchase of certain petrochemical storage and propylene fractionation assets from affiliates of Ultramar Diamond Shamrock Corp. and Koch Industries Inc. ("Diamond Koch") in 2002. From 2000 to 2002, Mr. Cardillo served as a Vice President in charge of propylene commercial activities for Diamond Koch. Mr. Cardillo served as a Vice President of EPGP from November 2004 to November 2010 and of Enterprise GP from November 2010 to February 2011. Mr. Cardillo has been an integral part of our Petrochemicals management team since joining us in 2002 and assumed leadership of this commercial function in June 2008. He assumed leadership of our marine services operations in July 2010.

Craig W. Murray.   Mr. Murray was elected as Group Senior Vice President and General Counsel in January 2015.   Prior to joining us, Mr. Murray served as a Partner at Vinson & Elkins LLP in Houston, Texas from April 1976 to December 2014, with his most recent role being that of a Senior Partner.   At Vinson & Elkins, Mr. Murray focused primarily on corporate and energy-related finance matters, with a special emphasis on structured finance, asset securitization, and project finance transactions.  Mr. Murray's experience in energy finance has involved oil and gas properties in Texas, Louisiana, and all major oil and gas producing states, as well as offshore properties in the Gulf of Mexico.   Mr. Murray is a member of the American Bar Association, Texas Bar Association and Houston Bar Association and has been recognized in numerous publications for his professional accomplishments.

William Ordemann. Mr. Ordemann was elected a director of Oiltanking GP in October 2014. He was elected a Group Senior Vice President of Enterprise GP in April 2012 and is responsible for Enterprise's onshore and offshore natural gas and crude oil pipelines, natural gas processing and storage assets, as well as NGL fractionation and storage facilities. He previously served as Executive Vice President of Holdings GP from August 2007 to November 2010 and as Executive Vice President of Enterprise GP from November 2010 to April 2012. He also served as COO of EPGP from August 2007 until September 2010 and as its Executive Vice President from August 2007 to November 2010. He was also elected an Executive Vice President of DEP GP in August 2007 and served in such role until September 2011. He previously served as a Senior Vice President of EPGP from September 2001 to August 2007 and was a Vice President of EPGP from October 1999 to September 2001. Mr. Ordemann joined Enterprise in connection with our purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. Prior to joining Enterprise, he was a Vice President of Shell Midstream Enterprises, LLC from January 1997 to February 1998, and Vice President of Tejas Natural Gas Liquids, LLC from February 1998 to September 1999.

Michael C. Smith. Mr. Smith was elected a director of Oiltanking GP in October 2014. He was elected a Group Senior Vice President of Enterprise GP in January 2014 and is responsible for Enterprise's regulated businesses. He previously served as Senior Vice President, Unregulated NGL Business from April 2012 to January 2014, as Vice President, Western Gas Gathering & Processing from January 2010 to April 2012, as Vice President, Rocky Mountain Gathering from January 2009 to December 2009, as Director, Rocky Mountains, January 2006 to January 2009, and as Director, Commercial Development from October 2002 to December 2005. Prior to joining Enterprise, Mr. Smith served in marketing, engineering, and project management roles with Mapco Inc. and The Williams Companies.

Bryan F. Bulawa. Mr. Bulawa was elected a director and Chairman of the Board of Oiltanking GP in October 2014. He was elected a Senior Vice President and the Treasurer of Enterprise GP in November 2010. He previously served as Senior Vice President, CFO and Treasurer of DEP GP from April 2010 until September 2011 and a director of DEP GP from February 2011 to September 2011. He also served as Senior Vice President and Treasurer of EPGP and Holdings GP from October 2009 to November 2010, as Senior Vice President and Treasurer of DEP GP from October 2009 to April 2010, and as Vice President and Treasurer of EPGP from July 2007 to October 2009. He has also served as Senior Vice President and Treasurer of EPCO since May 2010. Prior to joining Enterprise, Mr. Bulawa spent 13 years at Scotia Capital, where he last served as director of the firm's U.S. Energy Corporate Finance and Distribution group.

Michael J. Knesek. Mr. Knesek, a Certified Public Accountant, was elected the Senior Vice President, Controller and Principal Accounting Officer of Enterprise GP in November 2010. From February 2005 to November 2010, Mr. Knesek served as Senior Vice President of EPGP, having previously served as a Vice President of EPGP since August 2000. Mr. Knesek served as the Principal Accounting Officer and Controller of DEP GP from September 2006 to September 2011. He served as the Principal Accounting Officer and Controller of Holdings GP from August 2005 to November 2010 and served in the same capacity for EPGP from August 2000 to November 2010. He also served as Senior Vice President of DEP GP from September 2006 to September 2011. Mr. Knesek has been the Controller of EPCO since 1990 and currently serves as one of its Senior Vice Presidents.

Director Experience, Qualifications, Attributes and Skills

The following is a brief discussion of the experience, qualifications, attributes or skills that led to the conclusion that each of the following persons should serve as a director of our general partner.

Four of our directors are current employees of EPCO and officers of our general partner or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include: for Ms. Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO's businesses, including ownership and management of Enterprise's businesses; for Mr. Creel, over 30 years of management experience with midstream assets, for both third parties and Enterprise, including finance and accounting (Certified Public Accountant) and more than eight years of management experience in the financial industry; for Mr. Fowler, over 11 years of experience with our midstream assets, including finance, accounting (inactive Certified Public Accountant) and investor relations and, for over the last eight years, as a member of our executive management team; and for Mr. Teague, over 40 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for Enterprise's businesses.

Our six outside voting directors also have significant experience in the energy industry in a variety of capacities, as well as other qualifications, attributes and skills.  These include: for Mr. Andress, oil and gas exploration and production; for Mr. Barnett, legal, regulatory and management skills as a former managing partner of an international law firm; for Dr. Flach, executive management of an international energy supply, trading and logistics company; for Mr. Hackett, executive management of a major oil and gas exploration and production company; for Mr. McMahen, banking and finance; and for Mr. Snell, legal and accounting matters and previous board service for other publicly traded midstream partnerships.

As advisory directors, Mr. Casey has executive management experience in NGL and petrochemicals trading and related storage businesses and Mr. Smith has experience in banking and investment matters.  As an honorary director, Mr. Andras has a long history with Enterprise and its operations, including being a former CEO.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, directors and executive officers of Enterprise GP and any persons holding more than 10% of our common units are required to report their beneficial ownership of common units and any changes in their beneficial ownership levels to us and the SEC.  Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes.  All such reporting was done in a timely manner in 2014.

Item 11.  Executive Compensation.

Executive Officer Compensation

We do not directly employ any of the persons responsible for managing our business.  Instead, we are managed by our general partner, the executive officers of which are employees of EPCO.  Our management, administrative and operating functions are primarily performed by employees of EPCO in accordance with the ASA.  Pursuant to the ASA, we reimburse EPCO for 100% of its compensation costs related to the employment of personnel working on our behalf.  For information regarding the ASA, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to the years ended December 31, 2014, 2013 and 2012 for the CEO, the CFO, and the three other most highly  compensated  executive  officers  of  our  general partner.   Collectively, these individuals were our "named executive officers" for 2014.

		Cash	Cash	Unit	Option	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($)	($) (3)	($)
Michael A. Creel	2014	$775,000	$1,750,000	$4,691,680	--	$10,389,474	$17,606,154
(CEO)	2013	775,000	1,750,000	4,123,342	--	575,115	7,223,457
	2012	769,000	1,550,000	3,738,240	--	597,606	6,654,846

W. Randall Fowler	2014	427,973	562,500	2,230,200	--	4,011,435	7,232,108
(Executive Vice President and CFO)	2013	418,144	562,500	2,141,625	--	302,824	3,425,093
	2012	415,097	562,500	1,947,000	--	312,216	3,236,813

A. James Teague	2014	753,788	1,750,000	4,691,680	--	10,515,870	17,711,338
(COO)	2013	690,150	1,750,000	4,123,342	--	489,233	7,052,725
	2012	685,150	1,550,000	3,364,416	--	459,763	6,059,329

William Ordemann	2014	433,400	327,000	1,321,600	--	2,694,010	4,776,010
(Group Senior Vice President)	2013	425,150	400,000	1,142,200	--	234,962	2,202,312
	2012	422,900	300,000	1,038,400	--	294,486	2,055,786

Stephanie C. Hildebrandt (4)	2014	382,875	--	1,189,440	--	4,183,885	5,756,200
(Former Senior Vice President,	2013	375,000	250,000	1,142,200	--	181,598	1,948,798
General Counsel and Secretary)	2012	368,750	250,000	1,038,400	--	169,183	1,826,333

(1)   Amounts represent discretionary annual cash awards accrued with respect to the years presented. Cash awards are paid in February of the following year (e.g., the 2014 cash bonuses were paid in February 2015).
(2)   Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented. For information about assumptions made in the valuation of these awards, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report, the applicable disclosures of which are incorporated by reference into this Item 11.
(3)   Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on incentive plan awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts. See the following table for additional information.
(4)   Ms. Hildebrandt resigned effective December 31, 2014.

The following table presents the components of "All Other Compensation" for each named executive officer for the year ended December 31, 2014:

	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Quarterly Distributions Paid On Incentive Plan Awards	Life Insurance Premiums	Employee Retention Payments (1)	Other	Total All Other Compensation
Michael A. Creel	$28,600	$507,203	$4,356	$9,841,667	$7,648	$10,389,474
W. Randall Fowler	21,450	256,151	2,129	3,727,083	4,622	4,011,435
A. James Teague	28,600	473,303	8,382	10,000,000	5,585	10,515,870
William Ordemann	31,200	154,315	2,838	2,500,000	5,657	2,694,010
Stephanie C. Hildebrandt (2)	28,600	147,933	1,518	--	4,005,834	4,183,885

(1)   Amounts presented relate to retention payments made pursuant to retention agreements entered into with such officers during 2010. For further information, please see the description of these agreements and payments under "Compensation Discussion and Analysis" below. The amounts charged to us for each officer reflect the percentage of time each officer spent on our business and affairs since the retention agreements were originally executed.
(2)   Amounts presented under "Other" for Ms. Hildebrandt include a $4.0 million payment made to her in connection with her resignation effective as of December 31, 2014.

Compensation Discussion and Analysis

With respect to our named executive officers, compensation paid or awarded by us for the last three fiscal years reflects only that portion of compensation paid by EPCO and allocated to us pursuant to the ASA, including an allocation of a portion of the cost of equity-based long-term incentive plans of EPCO.  The EPCO Trustees control EPCO and provide recommendations with respect to the compensation of our CEO and COO.  As described further below, the Audit and Conflicts Committee of our general partner has ultimate decision-making authority with respect to compensation for each of our CEO and COO, and our CEO and COO have ultimate decision-making authority with respect to compensation for our other named executive officers.  The following elements of compensation, and EPCO's decisions with respect to determination of payments, are not subject to approvals by the Board or the Audit and Conflicts Committee of our general partner, except in the case of compensation paid to each of our CEO and COO (as described below).  Neither EPCO nor our general partner has a separate compensation committee; however, equity-based awards granted under EPCO's long-term incentive plans to officers of our general partner (including our named executive officers) are approved by the Audit and Conflicts Committee.

                As discussed below, the elements of EPCO's compensation program, along with EPCO's other incentives (e.g., benefits, work environment and career development), are intended to provide a total rewards package to employees. The objectives of EPCO's compensation program are to provide competitive compensation opportunities that will align and drive employee performance toward the creation of sustained long-term unitholder value.  Our compensation program allows us to attract, motivate and retain high quality talent with the skills and competencies we require.  The compensation package is designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both our partnership and individual levels.  With respect to the three years ended December 31, 2014, EPCO's compensation package for named executive officers did not include any elements based on targeted performance-related criteria.

The primary elements of EPCO's compensation program for named executive officers (those currently serving our partnership) are a combination of annual cash and long-term equity-based incentive compensation.  For the three years ended December 31, 2014, the primary elements of compensation for Messrs. Creel, Fowler, Teague and Ordemann consisted of annual cash base salary, discretionary annual cash bonus awards, equity-based awards under long-term incentive arrangements and other compensation, including very limited perquisites.  For the year ended December 31, 2014, other compensation for each of these four individuals also included a cash retention bonus (as described below).  Ms. Hildebrandt resigned effective December 31, 2014.  The primary elements of her compensation for the two years ended December 31, 2013 were annual cash base salary, discretionary annual cash bonus awards, equity-based awards under long-term incentive arrangements and other compensation, including very limited perquisites.  For the year ended December 31, 2014, the primary elements of her compensation were an annual cash base salary, equity-based awards under long-term incentive arrangements and other compensation, including a $4.0 million payment made to her in connection with her resignation effective as of December 31, 2014 and very limited perquisites.

In order to assist our CEO, COO, EPCO and the Audit and Conflicts Committee with compensation decisions, EPCO's senior vice president of Human Resources formulates preliminary compensation recommendations for each of the named executive officers, including our CEO and COO.  With respect to compensation to be paid to each of our CEO and COO, the EPCO Trustees consider such preliminary recommendation and make revisions, if appropriate.  Afterwards, EPCO's senior vice president of Human Resources presents the revised compensation recommendations for each of our CEO and COO to the members of the Audit and Conflicts Committee, which consider the recommendations and then make a final determination regarding compensation of each of our CEO and COO.  In making their final determination, the Audit and Conflicts Committee may discuss the recommendations with EPCO's senior vice president of Human Resources, request to discuss the recommendations with EPCO's compensation consultant, and/or retain its own compensation consultant.

With respect to compensation to be paid to the remaining named executive officers other than our CEO and COO, the CEO and COO consider the preliminary recommendations of EPCO's senior vice president of Human Resources and make revisions, if appropriate.  The CEO and COO make a final determination regarding compensation of these named executive officers.

In making these compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by a third party compensation consultant.  In 2013, EPCO engaged Meridian Compensation Partners, LLC (the "Consultant") to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry competitors and other large companies.  The market data for industry competitors included information from Anadarko Petroleum Corporation; CenterPoint Energy, Inc.; CMS Energy Corporation; Dominion Resources, Inc.; Enbridge Energy Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan Inc.; NiSource Inc.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Spectra Energy Corp.; Sunoco Logistics Partners; The Williams Companies, Inc.; and TransCanada Corporation.  The market data for other large companies included 75 entities across multiple industries, including well-known companies such as Merck & Co., Inc.; The Home Depot, Inc.; Caterpillar Inc.; Target Corporation; and Honeywell International Inc., among others.

Neither we, nor EPCO, which engages the Consultant, are aware of the specific data of the companies included in the Consultant's proprietary database for specific positions.  EPCO uses the information provided in the Consultant's analysis to gauge whether compensation levels reported by the Consultant and the general ranges of compensation for EPCO employees in similar positions are comparable, but that comparison is only a factor taken into consideration and may or may not impact compensation of our named executive officers, for which our Audit and Conflicts Committee (in the case of our CEO's and COO's compensation) or our CEO and COO (in the case of compensation to be paid to our other named executive officers) have the ultimate decision-making authority.  EPCO does not otherwise engage in benchmarking for the named executive officers' positions.

The Audit and Conflicts Committee, our CEO, our COO and EPCO do not use any formula or specific performance-based criteria in determining the compensation of our named executive officers for services they perform for us; rather, the Audit and Conflicts Committee or our CEO and COO (as applicable) and EPCO determine an appropriate level and mix of compensation on a case-by-case basis.  Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  However, some considerations that the Audit and Conflicts Committee or our CEO and COO (as applicable) may take into account in making the case-by-case compensation determinations include total value of all elements of compensation and the appropriate balance of internal pay equity among executive officers.  The Audit and Conflicts Committee, our CEO, our COO and EPCO also consider individual performance, levels of responsibility and value to the organization.  All compensation determinations are subjective and discretionary and, as noted above, subject to the ultimate decision-making authority of the Audit and Conflicts Committee or our CEO and COO (as applicable), except for equity-based awards under EPCO's long-term incentive plans, as discussed below.

We believe that the absence of specific performance-based criteria associated with our cash compensation and equity-based awards, and the long-term nature of our equity-based awards, has the effect of discouraging excessive risk taking by our executive officers in order to reach certain targets.  Further, the practice of making compensation decisions on a case-by-case basis permits consideration of flexible criteria, including current overall market conditions.

Changes in the base salaries of our named executive officers during the three years ending December 31, 2014 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The discretionary cash bonus awards paid to each of our named executive officers were determined by consultation, as appropriate, among the EPCO Trustees, our CEO, our COO and EPCO's senior vice president of Human Resources, subject to final determination by the Audit and Conflicts Committee (in the case of our CEO's and COO's cash bonus awards) and our CEO and COO (in the case of cash bonus awards to be paid to our other named executive officers).  These cash bonus awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the named executive officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the named executive officers may perform services.  It is EPCO's general policy to pay these awards in February of the following year.  The discretionary cash bonuses reflect the Audit and Conflicts Committee's (with respect to our CEO and COO) and our CEO's and COO's (with respect to the other named executive officers) general consideration of our financial performance for those periods, without any weight or formula given to any specific financial performance measures, as well as their subjective judgment of each named executive officer's general contributions in connection with our performance, again without any weight or formula given to any specific individual contribution or accomplishments.  The levels of cash bonuses were also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

Equity-based awards granted to our named executive officers under EPCO's long-term incentive plans were determined by consultation among the EPCO Trustees, our CEO, our COO and EPCO's senior vice president of Human Resources, and were approved by the Audit and Conflicts Committee.  Each of our named executive officers were granted restricted common unit awards in the two years ended December 31, 2013 and phantom unit awards in the year ended December 31, 2014. The levels of EPCO's equity-based awards to our named executive officers during the last three years also reflected the Audit and Conflicts Committee's (with respect to our CEO and COO) and our CEO's and COO's (with respect to the other named executive officers) general consideration of our financial performance for those periods, without any weight or formula given to any specific financial performance measures, as well as their subjective judgment of each named executive officer's general contributions in connection with our performance, again without any weight or formula given to any specific individual contribution or accomplishments.  The levels of equity-based awards were also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2014.

In the fourth quarter of 2014, Messrs. Creel, Fowler, Teague and Ordemann received cash employee retention payments of $10 million, $5 million, $10 million and $2.5 million, respectively, less applicable tax withholdings.  These payments were made in connection with retention agreements that EPCO entered into with each named executive officer in the fourth quarter of 2010.  The effective date of the retention agreement for Mr. Ordemann was October 1, 2010.  The effective date of the retention agreements for Messrs. Creel, Fowler and Teague was December 1, 2010.  We were allocated all or a portion of these payments based on the amount of time each officer spent on our affairs since entering into these agreements.  The purpose of the retention agreements was to reinforce and encourage the continued dedication of such officers to EPCO and us as a member of our executive

management team.   In order to qualify for the retention payments, each executive officer was required to complete 48 months of continuous employment with EPCO from the effective date of each officer's retention agreement.

Ms. Hildebrandt resigned her position as Senior Vice President, General Counsel and Secretary of our general partner effective December 31, 2014.   In connection with her departure, Ms. Hildebrandt and EPCO entered into an Agreement and Release, in which EPCO agreed to pay Ms. Hildebrandt a lump sum amount of $4.0 million in cash and twelve months medical benefits in satisfaction of any obligations owed to Ms. Hildebrandt by EPCO or any of its affiliates.  As consideration for these payments, Ms. Hildebrandt agreed, among other things, not to disclose confidential information or trade secrets of EPCO or its affiliates, not to solicit employees of EPCO for employment for a period of one year following December 31, 2014, and to waive her right to bring certain claims against EPCO or its affiliates.  As a result of her resignation, Ms. Hildebrandt forfeited any discretionary cash bonus that she might have received for the year ended December 31, 2014 and all of her unvested equity-based incentive awards as of December 31, 2014.

Under the ASA, the compensation costs of our named executive officers, including those costs related to equity-based awards, are allocated between us and other affiliates of EPCO based on the estimated amount of time that each officer spends on our consolidated businesses in any fiscal year.  These percentages are reassessed at least quarterly.  The following table presents the average approximate amount of time devoted by each of our named executive officers to our consolidated businesses and to EPCO and its other privately held affiliates during each of the years indicated.

		Enterprise	EPCO and	Total
		Products	its other	Time
Named Executive Officer	Year	Partners	affiliates	Allocated
Michael A. Creel (CEO)	2014	100%	--	100%
	2013	100%	--	100%
	2012	100%	--	100%

W. Randall Fowler (CFO)	2014	75%	25%	100%
	2013	75%	25%	100%
	2012	75%	25%	100%

A. James Teague	2014	100%	--	100%
	2013	100%	--	100%
	2012	100%	--	100%

William Ordemann	2014	100%	--	100%
	2013	100%	--	100%
	2012	100%	--	100%

Stephanie C. Hildebrandt	2014	100%	--	100%
	2013	100%	--	100%
	2012	100%	--	100%

In conclusion, we believe that each of the base salary, discretionary cash bonus awards, long-term incentive awards and retention agreements, as applicable, fit the overall compensation objectives of us and of EPCO and are designed to avoid risks that are likely to conflict with our risk management policies.

Grants of Plan-Based Awards in Fiscal Year 2014

The following table presents information concerning each 2014 grant of a plan-based award to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

						Grant
					Exercise	Date Fair
					or Base	Value of
		Estimated Future Payouts Under			Price of	Unit and
		Equity Incentive Plan Awards			Option	Option
	Grant	Threshold	Target	Maximum	Awards	Awards
Name	Date	(#)	(#)	(#)	($/Unit)	($) (1,2)
Phantom unit awards:
Michael A. Creel (CEO)	2/19/14	--	142,000	--	--	$4,691,680
W. Randall Fowler (CFO)	2/19/14	--	90,000	--	--	2,230,200
A. James Teague	2/19/14	--	142,000	--	--	4,691,680
William Ordemann	2/19/14	--	40,000	--	--	1,321,600
Stephanie C. Hildebrandt	2/19/14	--	36,000	--	--	1,189,440

(1)   Amounts presented reflect that portion of grant date fair value allocable to us based on the average percentage of time each named executive officer spent on our consolidated businesses during 2014. Based on current allocations, we estimate that the consolidated compensation expense we record for Messrs. Creel, Fowler, Teague and Ordemann with respect to the phantom unit awards will approximate these grant date fair value amounts over the vesting period. Since Ms. Hildebrandt resigned effective December 31, 2014, her phantom unit award was forfeited; therefore, we will not recognize any expense in connection with such award.
(2)   The closing price of our common units on February 19, 2014 was $33.04 per unit.

In connection with the phantom unit awards noted above, each named executive officer was granted distribution equivalent rights ("DERs," see description below).  The phantom unit awards and the associated DERs granted to the named executive officers in 2014 were made under the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (the "2008 Plan").

Grant date fair value amounts presented in the preceding table are based on certain assumptions and considerations made by management.  See Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our fair value assumptions made in connection with equity-based compensation.

Summary of Long-Term Incentive Arrangements Underlying 2014 Award Grants

The 2008 Plan provides for incentive awards to EPCO's key employees and non-employee directors and consultants who perform management, administrative or operational functions for us or our affiliates. Awards granted under the 2008 Plan may be in the form of unit options, restricted common units, phantom units, DERs, unit appreciation rights ("UARs") and other unit-based awards or substitute awards.  As of December 31, 2014, no UARs have been granted to employees under the 2008 Plan.

Phantom unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  Phantom unit awards generally vest at a rate of 25% per year beginning one year after the grant date and are non-vested until the required service periods expire.  The fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  For financial statement purposes, compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures.

A DER entitles the recipient to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the recipient (on the date of record for each quarterly cash distribution to common unitholders) and the cash distribution per common unit paid by us to our common unitholders.  The following cash payments were made to the named executive officers in connection with their outstanding phantom unit awards and tandem DERs during the year ended December 31, 2014:  Mr. Creel – $153,360; Mr. Fowler – $97,200; Mr. Teague – $153,360; Mr. Ordemann – $43,200; and Ms. Hildebrandt – $38,880.  Since our phantom unit awards are expected to result in the issuance of common units at vesting, cash payments made in connection with the DERs are charged to partners' equity.

Equity-Based Awards Outstanding at December 31, 2014

The following information summarizes each named executive officer's long-term incentive awards outstanding at the close of business on December 31, 2014.

		Option Awards				Unit Awards
		Number of	Number of				Market
		Units	Units			Number	Value
		Underlying	Underlying	Option		of Units	of Units
		Options	Options	Exercise	Option	That Have	That Have
	Vesting	Exercisable	Unexercisable	Price	Expiration	Not Vested	Not Vested
Name	Date	(#)	(#)	($/Unit)	Date	(#) (1)	($) (2)
Restricted common unit awards: (3)
Michael A. Creel (CEO)	Various (1)	--	--	--	--	212,100	$7,661,052
W. Randall Fowler (CFO)	Various (1)	--	--	--	--	147,000	5,309,640
A. James Teague	Various (1)	--	--	--	--	195,100	7,047,012
William Ordemann	Various (1)	--	--	--	--	65,000	2,347,800

Phantom unit awards: (4)
Michael A. Creel (CEO)	Various (1)	--	--	--	--	142,000	$5,129,040
W. Randall Fowler (CFO)	Various (1)	--	--	--	--	90,000	3,250,800
A. James Teague	Various (1)	--	--	--	--	142,000	5,129,040
William Ordemann	Various (1)	--	--	--	--	40,000	1,444,800

Unit option awards:
Michael A. Creel (CEO):
February 23, 2010 option grant (5)	2/23/14	--	180,000	$16.14	12/31/15	--	--
W. Randall Fowler (CFO):
February 23, 2010 option grant (5)	2/23/14	--	120,000	16.14	12/31/15	--	--
A. James Teague:
February 23, 2010 option grant (5)	2/23/14	--	120,000	16.14	12/31/15	--	--
William Ordemann:
February 23, 2010 option grant (5)	2/23/14	--	120,000	16.14	12/31/15	--	--
Stephanie C. Hildebrandt
February 23, 2010 option grant (5)	2/23/14	--	30,000	16.14	02/28/15	--	--

(1)   Amounts represent the total number of awards outstanding for each named executive officer.
(2)   Amounts derived by multiplying the total number of restricted common unit or phantom unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2014 (the last trading day of 2014) of $36.12 per unit.
(3)   Of the 619,200 non-vested restricted common unit awards presented in the table, 301,400 vest in 2015, 210,600 vest in 2016, and 107,200 vest in 2017.
(4)   Of the 414,000 non-vested phantom unit awards presented in the table, 103,500 vest in each of the years 2015, 2016, 2017 and 2018.
(5)   These option grants are exercisable beginning in February 2015.

EPCO's long-term incentive plans provide for the issuance of non-qualified incentive options.  These unit option awards are denominated in our common units.  When issued, the exercise price of each unit option award may be no less than the market price of our common units on the date of grant.  In general, unit option awards have a vesting period of four years from the date of grant and expire at the end of the calendar year following the year of vesting (e.g., an option vesting on February 23, 2014 will expire on December 31, 2015).  However, unit option awards only become exercisable at certain times during the calendar year (typically the months of February, May, August and November) following the year in which they vest.

Option Exercises and Units Vested

The following table presents the exercise of unit options by and vesting of restricted common units to our named executive officers during the year ended December 31, 2014.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to other entities under the ASA.

	Option Awards		Restricted Common Unit Awards
	Number of		Number of
	Units	Value	Units	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#) (1)	($) (2)	(#) (1)	($) (3)
Michael A. Creel (CEO):
Option awards	330,000	$6,892,050
Restricted common unit awards			144,400	$4,741,206
W. Randall Fowler (CFO):
Option awards	225,000	4,703,025
Restricted common unit awards			97,500	3,201,363
A. James Teague:
Option awards	240,000	5,028,000
Restricted common unit awards			117,000	3,842,781
William Ordemann:
Option awards	210,000	4,378,050
Restricted common unit awards			51,900	1,703,730
Stephanie C. Hildebrandt:
Option awards	45,000	947,550
Restricted common unit awards			38,750	1,293,769

(1)   Represents the gross number of common units acquired upon exercise of unit options and vesting of restricted common unit awards before adjustments for applicable tax withholdings.
(2)   Amount determined by multiplying the number of gross common units acquired upon exercise of unit options by the difference between the closing price of our common units on the date of exercise and the exercise price.
(3)   Amount determined by multiplying the gross number of restricted common unit awards that vested during 2014 by the closing price of our common units on the date of vesting.

Potential Payments Upon Termination or Change-in-Control

Messrs. Creel, Fowler, Teague and Ordemann do not have any employment agreements that call for payment of termination or severance benefits or provide for any payments in the event of a change in control of our general partner.  As described in Compensation Discussion and Analysis, Ms. Hildebrandt and EPCO entered into an Agreement and Release in December 2014, which provided for a $4.0 million payment to her in connection with her resignation effective as of December 31, 2014.

Vesting of equity-based awards under EPCO's long-term incentive plans are subject to acceleration upon a qualifying termination, including termination after a change of control of our general partner.  Qualifying termination under such awards generally means a termination as an employee of EPCO or an affiliated group member (i) upon death, (ii) a qualifying long-term disability, (iii) a qualifying retirement, or (iv) within one year after a change of control (as defined), other than a termination for cause (as defined) or termination by such person that is not a qualifying termination for good reason (as defined).  A change of control under these award agreements is generally defined to mean that Dan L. Duncan, his descendants, heirs and/or legatees and/or distributees of Dan L. Duncan's estate, and/or trusts (including, without limitation, one or more voting trusts) established for the benefit of his descendants, heirs and/or legatees and/or distributees, collectively, cease, directly or indirectly, to control our general partner.   Mr. Duncan passed away in March 2010.

As of December 31, 2014, the estimated market value of unvested unit option awards that could be realized in connection with an accelerated vesting for a qualifying termination (calculated as the difference between the exercise prices of the underlying options and the closing price of our common units on December 31, 2014 of $36.12 per unit, but without reflecting any allocation of compensation to other entities under the ASA), would have been the following for each of the named executive officers except for Ms. Hildebrandt:

Accelerated Option Value
Michael A. Creel (CEO)	$3,597,300
W. Randall Fowler (CFO)	2,398,200
A. James Teague	2,398,200
William Ordemann	2,398,200

Although the long-term incentive plan awards are entered into between EPCO and the named executive officer, all or an allocated portion of the compensation related to these agreements may be charged to us in accordance with the ASA.

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers are made, as applicable, by EPCO, our CEO and COO, and the Audit and Conflicts Committee of our general partner.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2014.

Submitted by:           Randa Duncan Williams
Thurmon M. Andress
E. William Barnett
Michael A. Creel
Dr. F. Christian Flach
W. Randall Fowler
James T. Hackett
Charles E. McMahen
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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2014.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers are made, as applicable, by EPCO, our CEO and COO, and the Audit and Conflicts Committee of our general partner.

Director Compensation

Neither we nor our general partner provide any additional compensation to employees of EPCO who serve as directors of our general partner.  Likewise, Dr. Flach does not receive any compensation for his services.

During 2014, the independent voting directors of our general partner were compensated as follows:  (i) each received a $75,000 annual cash retainer; (ii) if the individual served as chairman of a committee of the Board, then he received an additional $15,000 annual cash retainer; (iii) each received a meeting fee of $1,500 in cash for each meeting of the Board attended; (iv)  each received a meeting fee of $1,500 in cash for each meeting of a duly appointed committee of the Board attended, provided that he was duly elected or appointed to the committee at the time of such meeting; and (v) each received an annual grant of our common units having a fair market value, based on the closing price of such security on the trading day immediately preceding the date of grant, of approximately $75,000.

Our advisory directors, Messrs. Casey and Smith, each receive a $150,000 annual cash retainer, but no per meeting fees or equity-based awards during their service as advisory directors.

The following table summarizes compensation paid to the independent directors of our general partner during the year ended December 31, 2014:

	Fees Earned	Value of
	or Paid	Equity-Based	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
Thurmon M. Andress	$96,000	$75,012	$--	$171,012

E. William Barnett (1)	108,000	75,012	--	183,012

Larry J. Casey: (2)
Voting director	27,989	75,012	--	103,001
Advisory director	102,945	--	--	102,945

James T. Hackett (3)	64,973	51,781	--	116,754

Charles E. McMahen (4)	115,500	75,012	--	190,512

Rex C. Ross (5)	31,195	75,012	--	106,207

Edwin E. Smith (2)
Voting director	27,989	75,012	--	103,001
Advisory director	102,945	--	--	102,945

Richard S. Snell	100,500	75,012	--	175,512

(1)   Mr. Barnett serves as chairman of the Governance Committee.
(2)   Messrs. Casey and Smith served as voting directors from January 1, 2014 to April 24, 2014. Afterwards, both men served as advisory directors.
(3)   Mr. Hackett was elected a director on April 24, 2014. The value of his annual equity-based award was prorated based on this date.
(4)   Mr. McMahen serves as chairman of the Audit and Conflicts Committee.
(5)   Mr. Ross ceased to serve as a director effective as of April 24, 2014.

As an honorary director, O.S. Andras receives $20,000 in cash annually for his services.

On August 25, 2014, the Board adopted and approved a new compensation package for independent voting members of the Board for the period beginning on January 1, 2015 and until revised by similar Board action.  Effective as of January 1, 2015, the independent voting directors of our general partner will be compensated as follows: (i) each will receive a $85,000 annual cash retainer and an annual grant of our common units having a fair market value, based on the closing price of such security on the trading day immediately preceding the date of grant, of approximately $85,000, (ii) if the individual serves as a chairman of the Audit and Conflicts Committee, then he will receive an additional $20,000 in cash annually; and (iii) if the individual serves as a chairman of the Governance Committee, then he will receive an additional $15,000 in cash annually.  The cash portion of the compensation described above (i) will be payable quarterly and (ii) will be prorated for the number of days in a calendar quarter that an individual serves as an independent voting director and/or as a chairman of the Audit and Conflicts Committee and/or the Governance Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
  Unitholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 1, 2015, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class
Common units	Randa Duncan Williams	684,721,631 (1)	35.3%
	1100 Louisiana Street, 10th Floor
	Houston, Texas 77002

(1)   For a detailed listing of the ownership amounts that comprise Ms. Williams' total beneficial ownership of our common units, see the table presented in the following section, "Security Ownership of Management," within this Item 12.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common units as of February 1, 2015 by (i) our named executive officers for 2014; (ii) the current directors of Enterprise GP; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise. The beneficial ownership amounts of certain individuals include options to acquire our common units that became exercisable in February 2015.

Ms. Williams is a DD LLC Trustee, an EPCO Trustee, an independent co-executor of the estate of Dan L. Duncan and a beneficiary of the estate.  Ms. Williams is also currently Chairman and a Director of EPCO and Chairman of the Board and a Director of our general partner.  Ms. Williams disclaims beneficial ownership of the limited partner units beneficially owned by the EPCO Trustees, the DD LLC Trustees and Mr. Duncan's estate, except to the extent of her voting and dispositive interests in such units.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 1, 2015	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by DD LLC Voting Trust:
Through DFI GP Holdings L.P.		81,688,412	4.2%
Through Dan Duncan LLC		41,762	*
Units controlled by EPCO Voting Trust:
Through EPCO		1,046,612	*
Through EPCO Investments, LLC		30,483,034	1.6%
Through Duncan Family Interests, Inc.		531,305,919	27.4%
Through EPCO Holdings, Inc.		15,679,258	*
Units controlled by estate of Dan L. Duncan (1)		20,222,872	1.0%
Units controlled by Alkek and Williams, Ltd.		326,000	*
Units controlled by family trusts (2)		3,914,632	*
Units owned personally (3)		13,130	*
Total for Randa Duncan Williams		684,721,631	35.3%

Thurmon M. Andress (4)	Director	77,468	*
E. William Barnett	Director	44,138	*
Michael A. Creel (5,6)	Director and CEO	1,757,764	*
Dr. F. Christian Flach	Director	--	*
W. Randall Fowler (5,7)	Director, Executive Vice President and CFO	1,355,420	*
James T. Hackett (8)	Director	18,489	*
Charles E. McMahen	Director	85,082	*
Richard S. Snell	Director	32,054	*
A. James Teague (5,9)	Director and COO	1,962,246	*
William Ordemann (5,10)	Group Senior Vice President	999,460	*
Stephanie Hildebrandt (5,11)	Former Senior Vice President and General Counsel	215,362	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (18 individuals in total) (12)		692,624,564	35.7%

* Represents a beneficial ownership of less than 1% of class
(1)   The number of common units presented for the estate of Dan L. Duncan includes 14,230,652 common units held by DD Securities LLC.
(2)   The number of common units presented for Ms. Williams includes 3,039,632 common units held by family trusts for which she is the trustee but has disclaimed beneficial ownership.
(3)   The number of common units presented for Ms. Williams includes 9,090 common units held by her spouse and 4,040 common units held jointly with her spouse.
(4)   The number of common units presented for Mr. Andress includes (i) 31,064 common units held by a family partnership, (ii) 2,400 common units held by Mr. Andress' spouse and (iii) 1,424 common units held by family trusts.
(5)   These individuals are named executive officers for the year ended December 31, 2014.
(6)   The number of common units presented for Mr. Creel includes (i) 35,500 phantom units that vested in February 2015, which resulted in the issuance of an equal number of common units, and (ii) 180,000 common unit options that became exercisable in February 2015.
(7)   The number of common units presented for Mr. Fowler includes 500,000 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).  In addition, the number of common units presented for Mr. Fowler includes (i) 22,500 phantom units that vested in February 2015, which resulted in the issuance of an equal number of common units, and (ii) 120,000 common unit options that became exercisable in February 2015.
(8)   The number of common units presented for Mr. Hackett includes 7,496 common units held by family trusts.
(9)   The number of common units presented for Mr. Teague includes (i) 53,000 common units held by a trust and (ii) 425,473 common units held by Mr. Teague's spouse. In addition, the number of common units presented for Mr. Teague includes (i) 35,500 phantom units that vested in February 2015, which resulted in the issuance of an equal number of common units, and (ii) 120,000 common unit options that became exercisable in February 2015.
(10)  The number of common units presented for Mr. Ordemann includes (i) 10,000 phantom units that vested in February 2015, which resulted in the issuance of an equal number of common units, and (ii) 120,000 common unit options that became exercisable in February 2015.
(11)  The number of common units presented for Ms. Hildebrandt includes 30,000 common unit options that became exercisable in February 2015.  Ms. Hildebrandt resigned effective December 31, 2014.
(12)  Cumulatively, this group's beneficial ownership amount includes (i) 148,125 phantom units that vested in February 2015, which resulted in the issuance of an equal number of common units, and (ii) 670,000 common unit options that became exercisable in February 2015.

Effective January 15, 2015, privately held affiliates of EPCO (together with their respective subsidiaries) have pledged 180,000,000 of our common units that they own as security under such affiliates' credit facilities.

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

Equity Ownership Guidelines

In order to further align the interests and actions of our general partner's directors and executive officers with our long-term interests and those of our general partner and other unitholders, the Board has adopted and approved certain equity ownership guidelines for our general partner's directors and executive officers.  Under these guidelines:

▪
each non-management director of our general partner is required to own Enterprise common units having an aggregate value (as defined in the guidelines) of three times the dollar amount of such non-management director's aggregate annual cash retainer for service on the Board for the most recently completed calendar year; and

▪
each executive officer of our general partner is required to own Enterprise common units having an aggregate value (as defined in the guidelines) of three times the dollar amount of such executive officer's aggregate annual base salary for the most recently completed calendar year.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014 regarding the long-term incentive plans of EPCO under which our common units are authorized for issuance.  For additional information regarding our equity-based compensation, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
1998 Plan (1)	--	--	2,748,017
2008 Plan (2,3)	1,270,000	$16.14	12,895,605
Equity compensation plans not approved by unitholders:
None	--	--	--
Total for equity compensation plans	1,270,000	$16.14	15,643,622

(1)   The total number of common units authorized for issuance under the 1998 Plan was 14,000,000 common units.
(2)   At December 31, 2014, the total number of common units authorized for issuance under the 2008 Plan was 25,000,000 common units. This amount increased by 5,000,000 common units on January 1, 2015 and will increase by an additional 5,000,000 common units subsequently on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate amount available for issuance under the 2008 Plan exceed 70,000,000 common units.
(3)   The 1,270,000 unit option awards outstanding at December 31, 2014 became exercisable in February 2015.

The Enterprise Products 1998 Long-Term Incentive Plan ("1998 Plan") provides for awards of our common units and other rights to our non-management directors and to employees of EPCO and its affiliates providing services to us.  Awards under the 1998 Plan may be granted in the form of unit options, restricted common units, phantom units and DERs.

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

Review and Approval of Transactions with Related Parties

We consider transactions between us and our subsidiaries and unconsolidated affiliates, on the one hand, and our executive officers and directors (or their immediate family members), our general partner or its affiliates (including other companies owned or controlled by the DD LLC Trustees or the EPCO Trustees), on the other hand, to be related party transactions.  As further described below, our partnership agreement sets forth general procedures by which related party transactions and conflicts of interest may be approved or resolved by Enterprise GP or its Audit and Conflicts Committee.  In addition, the Audit and Conflicts Committee charter, Enterprise GP's written internal review and approval policies and procedures (referred to as its "management authorization policy") and the amended and restated ASA with EPCO address specific types of related party transactions, as further described below.

At December 31, 2014, the Audit and Conflicts Committee was comprised of three independent directors:  Thurmon M. Andress, Charles E. McMahen and Richard S. Snell.  In accordance with its charter, the Audit and Conflicts Committee reviews and approves related party transactions:

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

The Audit and Conflicts Committee did not review or approve any related party transactions during the year ended December 31, 2014.

Enterprise GP's management authorization policy generally requires Board approval for asset purchase or sales transactions and capital expenditures to the extent such transactions have a value in excess of $250 million.  Any such transaction would typically also require Audit and Conflicts Committee review under its charter if such transaction is also a related party transaction.

As noted previously, all of our management, administrative and operating functions are performed by employees of EPCO (pursuant to an administrative services agreement, or ASA) or by other service providers.  The ASA governs numerous day-to-day transactions between us, Enterprise GP and EPCO and its affiliates, including the provision by EPCO of administrative and other services to us and our reimbursement to EPCO of costs, without markup or discount, for those services.  The ASA was reviewed, approved and recommended to the Board by our Audit and Conflicts Committee, and the Board also approved it upon receiving such recommendation. For additional information regarding the ASA, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Related party transactions that are outside the scope of the ASA and not reviewed by the Audit and Conflicts Committee are subject to Enterprise GP's management authorization policy.  This policy, which applies to related party transactions as well as transactions with third parties, specifies thresholds for our general partner's officers and Board to authorize various categories of transactions, including purchases and sales of assets, commercial and financial transactions and legal agreements.

Partnership Agreement Standards for Audit and Conflicts Committee Review

Under our partnership agreement, whenever a potential conflict of interest exists or arises between Enterprise GP or any of its affiliates, on the one hand, and us, any of our subsidiaries or any partner, on the other hand, any resolution or course of action by Enterprise GP or its affiliates in respect of such conflict of interest is permitted and deemed approved by our limited partners, and will not constitute a breach of our partnership agreement or any agreement contemplated by such agreement, or of any duty stated or implied by law or equity, if the resolution or course of action is or, by operation of the partnership agreement is deemed to be, fair and reasonable to us; provided that, any conflict of interest and any resolution of such conflict of interest will be conclusively deemed fair and reasonable to us if such conflict of interest or resolution is (i) approved by a majority of the members of the Audit and Conflicts Committee (i.e., a "Special Approval" is granted) or (ii) on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from third parties.

The Audit and Conflicts Committee (in connection with its Special Approval process) may consider the following when resolving conflicts of interest:

▪	the relative interests of any party to such conflict, agreement, transaction or situation and the benefits and burdens relating to such interest;

▪	the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us);

▪	any customary or accepted industry practices and any customary or historical dealings with a particular party;

▪	any applicable generally accepted accounting or engineering practices or principles;

▪	the relative cost of capital of the parties involved and the consequent rates of return to the equity holders of such parties; and

▪	such additional factors as the Audit and Conflicts Committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

The level of review and work performed by the Audit and Conflicts Committee with respect to a given transaction varies depending upon the nature of the transaction and the scope of the Audit and Conflicts Committee's obligation.  Examples of functions the Audit and Conflicts Committee may, as it deems appropriate, perform in the course of reviewing a transaction include, but are not limited to:

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

Nothing contained in our partnership agreement requires the Audit and Conflicts Committee to consider the interests of any party other than us.  In the absence of the Audit and Conflicts Committee or our general partner acting in bad faith, the resolution, action or terms so made, taken or provided (including granting Special Approval) by the Audit and Conflicts Committee or our general partner with respect to such matter are deemed conclusive and binding on all persons (including all of our limited partners) and do not constitute a breach of partnership agreement, or any other agreement contemplated thereby, or a breach of any standard of care or duty imposed in our partnership agreement or under the Delaware Revised Uniform Limited Partnership Act or any other law, rule or regulation.  Our partnership agreement provides that it is presumed that the resolution, action or terms made, taken or provided by the Audit and Conflicts Committee or our general partner were not made, taken or provided in bad faith, and in any proceeding brought by any limited partner or by or on behalf of such limited partner or any other limited partner or us challenging such resolution, action or terms, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Transactions with Director

In August 2014, we purchased right-of-way from a private family corporation, approximately 80% of which is owned by Mr. Snell and members of his immediate family and for which Mr. Snell regularly acts as legal counsel.  The total purchase price paid to the family corporation for the right-of-way was approximately $0.3 million and was based on market rates recently paid by us in similar transactions with unaffiliated landowners.

Director Independence

Each of the members of the Audit and Conflicts Committee, namely Messrs. Andress, McMahen and Snell, and two members of the Governance Committee, namely Messrs. Barnett and Hackett, have been determined to be independent under the applicable NYSE listing standards and rules of the SEC.  For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to "Partnership Governance" included under Part III, Item 10 of this annual report.

Item 14.  Principal Accountant Fees and Services.

We have engaged Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") as our independent registered public accounting firm and principal accountants.  The following table summarizes amounts billed to us by Deloitte & Touche for (or in) each of the years presented, as applicable (dollars in millions):

	For the Year Ended December 31,
	2014	2013
Audit Fees (1)	$4.7	$4.4
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--

(1)   Audit fees represent amounts billed for each of the years presented for (i) the audit of our annual financial statements and internal controls over financial reporting, (ii) the review of our quarterly financial statements filed on Form 10-Q, (iii) standalone audits of our consolidated subsidiaries and (iv) those services normally provided by Deloitte & Touche in connection with our statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)   Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews and are not reported under the section labeled "Audit Fees." No such services were rendered by Deloitte & Touche during the last two years.
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

The Audit and Conflicts Committee of our general partner has approved the use of Deloitte & Touche as our independent principal accountant.  In connection with its oversight responsibilities, the Audit and Conflicts Committee has adopted a pre-approval policy regarding any services to be performed by Deloitte & Touche.  The pre-approval policy includes four primary service categories: Audit, Audit-related, Tax and Other.

When Deloitte & Touche's services are required, management and Deloitte & Touche discuss the proposed work with the Audit and Conflicts Committee.  These discussions typically address the reasons for the project, the scope of the work to be performed and an estimate of the fee to be charged by Deloitte & Touche for such work.  The Audit and Conflicts Committee discusses the request with management and Deloitte & Touche and, if the work is deemed necessary and appropriate for Deloitte & Touche to perform, approves the request subject to the fee estimate presented (the initial "pre-approved" fee amount).  If at a later date, it appears that the initial pre-approved fee amount is insufficient to complete the work, management and Deloitte & Touche must present a supplemental request to the Audit and Conflicts Committee to increase the approved amount along with reasons for the increase.  Under the pre-approval policy, management cannot act upon its own to authorize an expenditure for Deloitte & Touche services outside of the pre-approved amounts.  On a quarterly basis, the Audit and Conflicts Committee is provided a schedule that compares the pre-approved amounts for each primary service category with the actual fees billed for each type of service.  We believe the Audit and Conflicts Committee's pre-approval process helps to ensure the independence of our principal accountant from management.

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

2.13
Agreement and Plan of Merger, dated as of November 11, 2014, by and among Enterprise Products Partners L.P., Enterprise Products Holdings LLC, EPOT MergerCo LLC, Oiltanking Partners, L.P. and OTLP GP, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed November 12, 2014).

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

4.5
Indenture, dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 6, 2004).

4.6
Third Supplemental Indenture, dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed October 6, 2004).

4.7
Fourth Supplemental Indenture, dated as of October 4, 2004, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 6, 2004).

4.8
Fifth Supplemental Indenture, dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 3, 2005).

4.9
Sixth Supplemental Indenture, dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 3, 2005).

4.10
Eighth Supplemental Indenture, dated as of July 18, 2006, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 19, 2006).

4.11
Ninth Supplemental Indenture, dated as of May 24, 2007, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed May 24, 2007).

4.12
Tenth Supplemental Indenture, dated as of June 30, 2007, among Enterprise Products Operating L.P., as Original Issuer, Enterprise Products Partners L.P., as Parent Guarantor, Enterprise Products Operating LLC, as New Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.54 to Form 10-Q filed August 8, 2007).

4.13
Eleventh Supplemental Indenture, dated as of September 4, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 5, 2007).

4.14
Thirteenth Supplemental Indenture, dated as of April 3, 2008, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).

4.15
Fourteenth Supplemental Indenture, dated as of December 8, 2008, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 8, 2008).

4.16
Sixteenth Supplemental Indenture, dated as of October 5, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).

4.17
Seventeenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 28, 2009).

4.18
Eighteenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 28, 2009).

4.19
Nineteenth Supplemental Indenture, dated as of May 20, 2010, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 20, 2010).

4.20
Twentieth Supplemental Indenture, dated as of January 13, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 13, 2011).

4.21
Twenty-First Supplemental Indenture, dated as of August 24, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 24, 2011).

4.22
Twenty-Second Supplemental Indenture, dated as of February 15, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to Form 10-Q filed May 10, 2012).

4.23
Twenty-Third Supplemental Indenture, dated as of August 13, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 13, 2012).

4.24
Twenty-Fourth Supplemental Indenture, dated as of March 18, 2013, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.25
Twenty-Fifth Supplemental Indenture, dated as of February 12, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 12, 2014).

4.26
Twenty-Sixth Supplemental Indenture, dated as of October 14, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed October 14, 2014).

4.27
Form of Global Note representing $499.2 million principal amount of 6.875% Series B Senior Notes due 2033 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 10-K filed March 31, 2003).

4.28
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

4.33	Form of Junior Subordinated Note, including Guarantee (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 19, 2006).
4.34	Form of Global Note representing $800.0 million principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 9, 2007).

4.35	Form of Global Note representing $700.0 million principal amount of 6.50% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).
4.36	Form of Global Note representing $500.0 million principal amount of 9.75% Senior Notes due 2014 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 8, 2008).
4.37	Form of Global Note representing $500.0 million principal amount of 5.25% Senior Notes due 2020 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).
4.38	Form of Global Note representing $600.0 million principal amount of 6.125% Senior Notes due 2039 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).
4.39	Form of Global Note representing $349.7 million principal amount of 6.65% Senior Notes due 2018 with attached Guarantee (incorporated by reference to Exhibit 4.6 to Form 8-K filed October 28, 2009).
4.40	Form of Global Note representing $399.6 million principal amount of 7.55% Senior Notes due 2038 with attached Guarantee (incorporated by reference to Exhibit 4.7 to Form 8-K filed October 28, 2009).
4.41
Form of Global Note representing $285.8 million principal amount of 7.000% Junior Subordinated Notes due 2067 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 8-K filed October 28, 2009).

4.42	Form of Global Note representing $400.0 million principal amount of 3.70% Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.43	Form of Global Note representing $1.0 billion principal amount of 5.20% Senior Notes due 2020 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.44	Form of Global Note representing $600.0 million principal amount of 6.45% Senior Notes due 2040 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.45	Form of Global Note representing $750.0 million principal amount of 3.20% Senior Notes due 2016 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 13, 2011).
4.46	Form of Global Note representing $750.0 million principal amount of 5.95% Senior Notes due 2041 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 13, 2011).
4.47	Form of Global Note representing $650.0 million principal amount of 4.05% Senior Notes due 2022 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011).
4.48	Form of Global Note representing $600.0 million principal amount of 5.70% Senior Notes due 2042 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011).
4.49	Form of Global Note representing $750.0 million principal amount of 4.85% Senior Notes due 2042 with attached Guarantee (included in Exhibit 4.25 above).
4.50	Form of Global Note representing $650.0 million principal amount of 1.25% Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 13, 2012).
4.51	Form of Global Note representing $1.1 billion principal amount of 4.45% Senior Notes due 2043 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 13, 2012).
4.52	Form of Global Note representing $1.25 billion principal amount of 3.35% Senior Notes due 2023 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 18, 2013).
4.53	Form of Global Note representing $1.0 billion principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 18, 2013).

4.54	Form of Global Note representing $850.0 million principal amount of 3.90% Senior Notes due 2024 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 12, 2014).
4.55	Form of Global Note representing $1.15 billion principal amount of 5.10% Senior Notes due 2045 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 12, 2014).
4.56	Form of Global Note representing $800.0 million principal amount of 2.55% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.57	Form of Global Note representing $1.15 billion principal amount of 3.75% Senior Notes due 2025 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.58	Form of Global Note representing $400.0 million principal amount of 4.95% Senior Notes due 2054 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.59	Form of Global Note representing $400.0 million principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.60
Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed May 24, 2007).

4.61
First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.62
Replacement Capital Covenant, dated October 27, 2009, among Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.63
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

4.71
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

4.72
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

4.73
Replacement of Capital Covenant, dated May 18, 2007, executed by TEPPCO Partners, L.P., TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Val Verde Gas Gathering Company, L.P. in favor of the covered debt holders described therein (incorporated by reference to Exhibit 99.1 to the Form 8-K of TEPPCO Partners, L.P. on May 18, 2007).

4.74
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

4.76
Full Release of Guarantee, dated as of November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.70 to Form 10-K filed on March 1, 2010).

4.77
Registration Rights Agreement by and between Enterprise Products Partners L.P. and Oiltanking Holding Americas, Inc. dated as of October 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 1, 2014).

10.1***	Enterprise Products 1998 Long-Term Incentive Plan (Amended and Restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2010).
10.2***	Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 9, 2010).
10.3***	2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (incorporated by reference to Annex A to Definitive Proxy Statement filed August 26, 2013).
10.4***	Form of Option Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Form 10-Q filed August 9, 2010).
10.5***	Form of Employee Restricted Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 9, 2010).
10.6***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 18, 2015 (incorporated by reference to Exhibit 10.18 to Form 10-K filed March 3, 2014).

10.7***#
Amendment Letter to Restricted Unit and Phantom Unit Grant Awards under the Enterprise Products 1998 Long-Term Incentive Plan and/or the 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 18, 2015.

10.8***#	Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 18, 2015.
10.9
Distribution Waiver Agreement, dated as of November 22, 2010, by and among Enterprise Products Partners L.P., EPCO Holdings, Inc. and the EPD Unitholder named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 23, 2010).

10.10
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

10.11
Guaranty Agreement, dated as of September 7, 2011, by and among Enterprise Products Partners L.P. and Enterprise Products Operating LLC in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 8, 2011).

10.12
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

10.13
Eighth Amended and Restated Administrative Services Agreement, effective as of February 13, 2015, by and among Enterprise Products Company, EPCO Holdings, Inc., Enterprise Products Holdings LLC, Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC and the Oiltanking Parties named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 13, 2015).

10.14
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

10.15
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

10.16
Guaranty Agreement, dated as of September 30, 2014, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2014).

10.17
Liquidity Option Agreement, dated as of October 1, 2014, between Enterprise Products Partners, L.P., Oiltanking Holding Americas, Inc., and Marquard & Bahls AG (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 1, 2014).

10.18
Support Agreement, dated as of November 11, 2014, by and among Enterprise Products Partners L.P., Enterprise Products Operating LLC and Oiltanking Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2014).

10.19***#	Agreement and Release, dated effective as of December 31, 2014, by and among and Stephanie C. Hildebrandt and Enterprise Products Company.
12.1#	Computation of ratio of earnings to fixed charges for each of the five years ended December 31, 2014, 2013, 2012, 2011 and 2010.
21.1#	List of consolidated subsidiaries as of February 1, 2015.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2014.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2014.
32.1#	Sarbanes-Oxley Section 906 certification of Michael A. Creel for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2014.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2014.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 2, 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 2, 2015.

Signature	Title (Position with Enterprise Products Holdings LLC)
/s/ Randa Duncan Williams	Director and Chairman of the Board
Randa Duncan Williams
/s/ Thurmon M. Andress	Director
Thurmon M. Andress
/s/ E. William Barnett	Director
E. William Barnett
/s/ Michael A. Creel	Director and Chief Executive Officer
Michael A. Creel
/s/ Dr. F. Christian Flach	Director
Dr. F. Christian Flach
/s/ W. Randall Fowler	Director, Executive Vice President and Chief Financial Officer
W. Randall Fowler
/s/ James T. Hackett	Director
James T. Hackett
/s/ Charles E. McMahen	Director
Charles E. McMahen
/s/ Richard S. Snell	Director
Richard S. Snell
/s/ A. James Teague	Director and Chief Operating Officer
A. James Teague
/s/ Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer
Michael J. Knesek

Item 8.  Financial Statements and Supplementary Data.

ENTERPRISE PRODUCTS PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Products Partners L.P. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

 /s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 2, 2015

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$74.4	$56.9
Restricted cash	--	65.6
Accounts receivable – trade, net of allowance for doubtful accounts of $13.9 at December 31, 2014 and $7.5 at December 31, 2013	3,823.0	5,475.5
Accounts receivable – related parties	2.8	6.8
Inventories	1,014.2	1,093.1
Prepaid and other current assets	576.3	325.5
Total current assets	5,490.7	7,023.4
Property, plant and equipment, net	29,881.6	26,946.6
Investments in unconsolidated affiliates	3,042.0	2,437.1
Intangible assets, net of accumulated amortization of $1,246.3 at December 31, 2014 and $1,150.0 at December 31, 2013	4,302.1	1,462.2
Goodwill (see Note 11)	4,199.9	2,080.0
Other assets	184.4	189.4
Total assets	$47,100.7	$40,138.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 12)	$2,206.4	$1,125.0
Accounts payable – trade	773.8	723.7
Accounts payable – related parties	118.9	150.5
Accrued product payables	3,853.3	5,608.7
Accrued interest	335.5	304.3
Other current liabilities	585.8	326.5
Total current liabilities	7,873.7	8,238.7
Long-term debt (see Note 12)	19,157.4	16,226.5
Deferred tax liabilities	66.6	60.8
Other long-term liabilities	310.8	172.3
Commitments and contingencies (see Note 18)
Equity: (see Note 13)
Partners' equity:
Limited partners:
Common units (1,937,324,817 units outstanding at December 31, 2014 and 1,871,370,016 units outstanding at December 31, 2013)	18,304.8	15,573.8
Accumulated other comprehensive loss	(241.6)	(359.0)
Total partners' equity	18,063.2	15,214.8
Noncontrolling interests	1,629.0	225.6
Total equity	19,692.2	15,440.4
Total liabilities and equity	$47,100.7	$40,138.7

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
Third parties	$47,879.7	$47,661.1	$42,509.8
Related parties	71.5	65.9	73.3
Total revenues (see Note 14)	47,951.2	47,727.0	42,583.1
Costs and expenses:
Operating costs and expenses:
Third parties	43,228.4	43,300.8	38,602.2
Related parties	992.1	937.9	765.7
Total operating costs and expenses	44,220.5	44,238.7	39,367.9
General and administrative costs:
Third parties	83.7	74.0	78.9
Related parties	130.8	114.3	91.4
Total general and administrative costs	214.5	188.3	170.3
Total costs and expenses (see Note 14)	44,435.0	44,427.0	39,538.2
Equity in income of unconsolidated affiliates	259.5	167.3	64.3
Operating income	3,775.7	3,467.3	3,109.2
Other income (expense):
Interest expense	(921.0)	(802.5)	(771.8)
Interest income	1.3	0.9	0.8
Other, net	0.6	(1.1)	72.6
Total other expense, net	(919.1)	(802.7)	(698.4)
Income before income taxes	2,856.6	2,664.6	2,410.8
Benefit from (provision for) income taxes (see Note 16)	(23.1)	(57.5)	17.2
Net income	2,833.5	2,607.1	2,428.0
Net income attributable to noncontrolling interests (see Note 13)	(46.1)	(10.2)	(8.1)
Net income attributable to limited partners	$2,787.4	$2,596.9	$2,419.9

Earnings per unit: (see Note 17)
Basic earnings per unit	$1.51	$1.45	$1.40
Diluted earnings per unit	$1.47	$1.41	$1.35

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$2,833.5	$2,607.1	$2,428.0
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	161.3	(46.9)	17.3
Reclassification of losses (gains) to net income	(76.7)	22.1	14.2
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	--	6.6	(70.2)
Reclassification of losses to net income	32.4	29.2	16.2
Total cash flow hedges	117.0	11.0	(22.5)
Other	0.4	0.4	3.5
Total other comprehensive income (loss)	117.4	11.4	(19.0)
Comprehensive income	2,950.9	2,618.5	2,409.0
Comprehensive income attributable to noncontrolling interests	(46.1)	(10.2)	(8.1)
Comprehensive income attributable to limited partners	$2,904.8	$2,608.3	$2,400.9

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$2,833.5	$2,607.1	$2,428.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,360.5	1,217.6	1,104.9
Non-cash asset impairment charges (see Note 6)	34.0	92.6	63.4
Equity in income of unconsolidated affiliates	(259.5)	(167.3)	(64.3)
Distributions received from unconsolidated affiliates	375.1	251.6	116.7
Net gains attributable to asset sales and insurance recoveries (see Note 20)	(102.1)	(83.3)	(86.4)
Deferred income tax expense (benefit)	6.1	37.9	(66.2)
Changes in fair market value of derivative instruments	30.6	1.4	(29.5)
Net effect of changes in operating accounts (see Note 20)	(108.2)	(97.6)	(582.5)
Other operating activities	(7.8)	5.5	6.8
Net cash flows provided by operating activities	4,162.2	3,865.5	2,890.9
Investing activities:
Capital expenditures	(2,892.9)	(3,408.2)	(3,621.9)
Contributions in aid of construction costs	28.9	26.0	23.4
Decrease (increase) in restricted cash	65.6	(61.3)	34.2
Cash used for business combinations, net of cash received	(2,416.8)	--	--
Investments in unconsolidated affiliates	(722.4)	(1,094.1)	(609.5)
Proceeds from asset sales and insurance recoveries (see Note 20)	145.3	280.6	1,198.8
Other investing activities	(5.6)	(0.5)	(43.8)
Cash used in investing activities	(5,797.9)	(4,257.5)	(3,018.8)
Financing activities:
Borrowings under debt agreements	18,361.1	13,852.8	8,363.1
Repayments of debt	(14,341.1)	(12,680.6)	(6,676.4)
Debt issuance costs	(41.2)	(23.7)	(21.5)
Monetization of interest rate derivative instruments (see Note 6)	27.6	(168.8)	(147.8)
Cash distributions paid to limited partners (see Note 13)	(2,638.1)	(2,400.3)	(2,178.6)
Cash payments made in connection with distribution equivalent rights	(3.7)	--	--
Cash distributions paid to noncontrolling interests (see Note 13)	(48.6)	(8.9)	(13.3)
Cash contributions from noncontrolling interests (see Note 13)	4.0	115.4	6.6
Net cash proceeds from the issuance of common units	388.8	1,792.0	816.8
Other financing activities	(55.6)	(45.1)	(24.7)
Cash provided by financing activities	1,653.2	432.8	124.2
Net change in cash and cash equivalents	17.5	40.8	(3.7)
Cash and cash equivalents, January 1	56.9	16.1	19.8
Cash and cash equivalents, December 31	$74.4	$56.9	$16.1

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 13 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners' Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2011	$12,464.8	$(351.4)	$105.9	$12,219.3
Net income	2,419.9	--	8.1	2,428.0
Cash distributions paid to limited partners	(2,178.6)	--	--	(2,178.6)
Cash distributions paid to noncontrolling interests	--	--	(13.3)	(13.3)
Cash contributions from noncontrolling interests	--	--	6.6	6.6
Net cash proceeds from the issuance of common units	816.8	--	--	816.8
Amortization of fair value of equity-based awards	58.9	--	--	58.9
Cash flow hedges	--	(22.5)	-	(22.5)
Other	(23.7)	3.5	1.0	(19.2)
Balance, December 31, 2012	13,558.1	(370.4)	108.3	13,296.0
Net income	2,596.9	--	10.2	2,607.1
Cash distributions paid to limited partners	(2,400.3)	--	--	(2,400.3)
Cash distributions paid to noncontrolling interests	--	--	(8.9)	(8.9)
Cash contributions from noncontrolling interests	--	--	115.4	115.4
Net cash proceeds from the issuance of common units	1,792.0	--	--	1,792.0
Amortization of fair value of equity-based awards	72.4	--	--	72.4
Cash flow hedges	--	11.0	--	11.0
Other	(45.3)	0.4	0.6	(44.3)
Balance, December 31, 2013	15,573.8	(359.0)	225.6	15,440.4
Net income	2,787.4	--	46.1	2,833.5
Cash distributions paid to limited partners	(2,638.1)	--	--	(2,638.1)
Cash payments made in connection with distribution equivalent rights	(3.7)	--	--	(3.7)
Cash distributions paid to noncontrolling interests	--	--	(48.6)	(48.6)
Cash contributions from noncontrolling interests	--	--	4.0	4.0
Common units issued and noncontrolling interests acquired in connection with Step 1 of Oiltanking acquisition	2,171.5	--	1,397.2	3,568.7
Net cash proceeds from the issuance of common units	388.8	--	--	388.8
Amortization of fair value of equity-based awards	81.8	--	5.2	87.0
Cash flow hedges	--	117.0	--	117.0
Other	(56.7)	0.4	(0.5)	(56.8)
Balance, December 31, 2014	$18,304.8	$(241.6)	$1,629.0	$19,692.2

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees ("DD LLC Trustees") of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Enterprise GP; (ii) Dr. Ralph S. Cunningham; and (iii) Richard H. Bachmann.  Each of the DD LLC Trustees also currently serves as one of the three managers of Dan Duncan LLC.

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer ("CEO") of EPCO.  Each of the EPCO Trustees is also a director of EPCO.

In addition to owning our general partner, EPCO and its privately held affiliates owned approximately 35.3% of our limited partner interests at December 31, 2014.

References to "Oiltanking" mean Oiltanking Partners L.P.  References to "Oiltanking GP" mean OTLP GP, LLC, the general partner of Oiltanking.  On October 1, 2014, we acquired Oiltanking GP and the related incentive distribution rights ("IDRs"), 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from Oiltanking Holding Americas, Inc. and its affiliates (collectively, "OTA").

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States ("U.S."), Canada and Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or "LPG"); crude oil gathering, transportation, storage and terminals; offshore production platforms; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

systems and in the Gulf of Mexico.  Our assets include approximately 51,300 miles of onshore and offshore pipelines; 225 million barrels ("MMBbls") of storage capacity for NGLs, petrochemicals, refined products and crude oil; and 14 billion cubic feet ("Bcf") of natural gas storage capacity.  In addition, our asset portfolio includes 24 natural gas processing plants, 22 NGL and propylene fractionators, six offshore hub platforms located in the Gulf of Mexico, a butane isomerization complex, NGL import and LPG export terminals, a refined products export terminal and octane enhancement and high-purity isobutylene production facilities.

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

As a result of our acquisition of Oiltanking GP on October 1, 2014, we began consolidating the financial statements of Oiltanking and its general partner as of the acquisition date.  See Note 10 for information regarding this acquisition.

 See Note 13 for information regarding a two-for-one common unit split completed on August 21, 2014.  All per unit amounts and number of units outstanding in these Consolidated Financial Statements and Notes thereto are presented on a post-split basis.

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

The following table presents our allowance for doubtful accounts activity for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$7.5	$13.2	$13.4
Charged to costs and expenses	8.4	2.1	0.3
Deductions (1)	(2.0)	(7.8)	(0.5)
Balance at end of period	$13.9	$7.5	$13.2

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

We account for investments using the cost method when our ownership interest in an entity does not provide us with significant influence or when we have virtually no influence over the investee's operating and financial policies.  At December 31, 2014, we did not have any significant investments accounted for using the cost method.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Earnings Per Unit

Earnings per unit is based on the amount of net income available to common unitholders and the weighted-average number of common units outstanding during a period.  See Note 17 for additional information regarding our earnings per unit amounts.

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management's best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2014, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$9.9	$13.7	$12.3
Charged to costs and expenses	11.9	3.9	13.9
Acquisition-related additions and other	2.5	0.7	5.2
Deductions	(8.7)	(8.4)	(17.7)
Balance at end of period	$15.6	$9.9	$13.7

At December 31, 2014 and 2013, $8.1 million and $6.0 million, respectively, of our environmental reserves were classified as current liabilities.

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

Impairment Testing for Goodwill

Our goodwill amounts are assessed for impairment on a routine annual basis or when impairment indicators are present.  If such indicators occur (e.g., the loss of a significant customer or technological obsolescence of assets), the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its carrying value.  If the fair value of the reporting unit is less than its carrying value including associated goodwill amounts, a charge to earnings is recorded to reduce the carrying value of the goodwill to its implied fair value. See Note 11 for additional information regarding goodwill.

Impairment Testing for Long-Lived Assets

Long-lived assets (including intangible assets with finite useful lives and property, plant and equipment) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset's carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset's carrying value over its estimated fair value is recorded.  Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.  See Note 6 for information regarding impairment charges related to long-lived assets during 2014, 2013 and 2012.

Impairment Testing for Unconsolidated Affiliates

We evaluate our equity method investments for impairment when events or changes in circumstances indicate that there is a loss in value of the investment attributable to an other than temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity's industry.  In the event we determine that the loss in value of an investment is an other than temporary decline, we record a charge to equity earnings to adjust the carrying value of the investment to its estimated fair value.  There were no impairment charges in 2014 and 2012 related to our equity method investments.  See Note 9 for information regarding our equity method investments and related impairment charge recorded during 2013.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the IRS Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2014, 2013 and 2012 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial statement purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.  See Note 16 for additional information regarding our income taxes.

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

Other Non-Operating Income

The following table presents the components of "Other, net" as presented on our Statements of Consolidated Operations for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Gain on sales of available-for-sale securities of Energy Transfer Equity (1)	$--	$--	$68.8
Other	0.6	(1.1)	3.8
Total	$0.6	$(1.1)	$72.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, crude oil, refined products and NGLs.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or deposit requirements change.  At December 31, 2013, our restricted cash amount was $65.6 million.  We did not have any restricted cash as of December 31, 2014.  See Note 6 for information regarding our derivative instruments and hedging activities.

Revenue Recognition

In general, we recognize revenue from our customers when all of the following criteria are met:  (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer's price is fixed or determinable and (iv) collectibility is reasonably assured.  Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  See Note 4 for information regarding our revenue recognition policies.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board finished their joint project to converge U.S. GAAP and International Financial Reporting Standards in the area of revenue recognition.  The resulting accounting standards update eliminates the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principles based approach for determining revenue recognition.

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

Note 4.  Revenue Recognition

The following information summarizes our revenue recognition policies by business segment.  See Note 14 for general information regarding our business segments.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our NGL marketing activities generate revenues from merchant activities such as term and spot sales of NGLs, which we take title to through our natural gas processing activities (i.e., our equity NGL production) and open market and contract purchases. Revenue from these sales contracts is recognized when the NGLs are delivered to customers.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing differentials for factors such as location, timing or NGL product quality. NGL sales contracts associated with our export facilities may also include take-or-pay provisions.

Revenues from NGL pipeline transportation contracts and tariffs are generally based upon a fixed fee per gallon of liquids transported multiplied by the volume delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission ("FERC"), or contractual arrangements.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain NGL pipeline transportation agreements (e.g., those associated with committed shippers on our Texas Express Pipeline, Front Range Pipeline, ATEX and Aegis Ethane Pipeline) customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper "make-up rights").  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

We collect storage revenue under our NGL and related product storage contracts primarily from capacity reservation agreements, where we collect a fee for reserving storage capacity for customers in our underground storage wells.  Customers pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.  Under these agreements, revenue is recognized ratably over the specified reservation period.  When a customer exceeds its reserved capacity, we charge that customer excess storage fees, which are recognized in the period of occurrence.  In addition, we generally charge customers throughput fees based on volumes delivered into and subsequently withdrawn from storage, which are recognized as the service is provided.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our natural gas marketing activities generate revenue from the sale and delivery to local gas distribution companies and other customers of natural gas purchased from producers, regional natural gas processing plants and the open market.  Revenue from these sales contracts is recognized when natural gas is delivered to customers.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing differentials for factors such as delivery location.

Onshore Crude Oil Pipelines & Services

Revenue from crude oil transportation is generally based upon a fixed fee per barrel transported multiplied by the volume delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Typically, revenue associated with these arrangements is recognized when volumes are transported and delivered; however, under certain of our crude oil pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

Under our crude oil terminaling agreements, we charge customers for crude oil storage based on storage capacity reservation agreements, where we collect a fee for reserving storage capacity for customers at our terminals.  Under these agreements, revenue is recognized ratably over the specified reservation period.  In addition, we charge our customers throughput (or "pumpover") fees based on volumes withdrawn from our terminals.  Revenue is also generated from fee-based trade documentation services and is recognized as services are completed.

Our crude oil marketing activities generate revenues from the sale and delivery of crude oil purchased either directly from producers or from others on the open market.  These sales contracts generally settle with the physical delivery of crude oil to customers.  In general, the sales prices referenced in the underlying contracts are market-based and may include pricing differentials for factors such as delivery location, timing or crude oil quality.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Petrochemical & Refined Products Services

Our propylene fractionation, butane isomerization and deisobutanizer facilities generate revenue through fee-based arrangements, which typically include a base-processing fee subject to adjustment for changes in power, fuel and labor costs, all of which are the primary costs of propylene fractionation and butane isomerization.  Our butane isomerization and deisobutanizer operations also generate revenue from the sale and delivery of by-products. Revenue resulting from such agreements is recognized in the period the services are provided.  Revenues from our petrochemical pipeline transportation contracts are primarily based upon a fixed fee per volume transported (typically measured in gallons or pounds) multiplied by the volume delivered.

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

Pipelines transporting refined products generate revenues through contracts and tariffs as customers are billed a fixed fee per barrel of liquids transported multiplied by the volume delivered.  The fees charged under these arrangements are either contractual or regulated by governmental agencies, including the FERC.  Revenue associated with these fee-based contracts and tariffs is recognized when volumes have been delivered.  Revenue from our refined products storage facilities is based on capacity reservation agreements where we collect a fee for reserving a defined storage capacity for customers at our facilities. Under these contracts, revenue is recognized ratably over the length of the storage period.  Revenue from product terminaling activities is recorded in the period such services are provided.  Customers are typically billed a fee per unit of volume loaded.

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

Note 5.  Equity-based Awards

An allocated portion of the fair value of EPCO's equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Equity-classified awards:
Restricted common unit awards	$42.1	$71.5	$57.0
Unit option awards	--	0.8	1.3
Phantom unit awards	45.1	--	--
Liability-classified awards	0.3	0.5	1.7
Total	$87.5	$72.8	$60.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, EPCO's significant long-term incentive plans applicable to us were the Enterprise Products 1998 Long-Term Incentive Plan ("1998 Plan") and the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) ("2008 Plan").

The 1998 Plan provides for awards of our common units and other rights to our non-employee directors and to employees of EPCO and its affiliates providing services to us.  Awards under the 1998 Plan may be granted in the form of unit options, restricted common units, phantom units and distribution equivalent rights ("DERs").  Up to 14,000,000 of our common units may be issued as awards under the 1998 Plan.  After giving effect to awards granted under the 1998 Plan through December 31, 2014, a total of 2,748,017 additional common units could be issued.

The 2008 Plan (as amended and restated) is a long-term incentive plan under which any employee or consultant of EPCO, us or our affiliates that provides services to us, directly or indirectly, may receive incentive compensation awards in the form of options, restricted common units, phantom units, DERs, unit appreciation rights ("UARs"), unit awards, other unit-based awards or substitute awards.  Non-employee directors of our general partner may also participate in the 2008 Plan.

The maximum number of common units available for issuance under the 2008 Plan was 25,000,000 at December 31, 2014.  This amount automatically increased under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2015 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  The 2008 Plan is effective until September 30, 2023 or, if earlier, until the time that all available common units under the 2008 Plan have been delivered to participants or the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Audit and Conflicts Committee.  After giving effect to awards granted under the 2008 Plan through December 31, 2014, a total of 12,895,605 additional common units could be issued.

Restricted Common Unit Awards

Restricted common unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  Restricted common unit awards generally vest at a rate of 25% per year beginning one year after the grant date and are non-vested until the required service periods expire.  Restricted common units are included in the number of common units outstanding as presented on our Consolidated Balance Sheets.

The fair value of a restricted common unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding restricted common unit awards for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at December 31, 2011	7,736,432	$17.11
Granted (2)	3,177,476	$25.98
Vested	(2,633,206)	$17.40
Forfeited	(493,730)	$20.21
Restricted common units at December 31, 2012	7,786,972	$20.43
Granted (3)	3,549,052	$28.61
Vested	(3,770,696)	$17.48
Forfeited	(344,114)	$23.82
Restricted common units at December 31, 2013	7,221,214	$25.83
Vested	(2,634,074)	$23.94
Forfeited	(357,350)	$26.38
Restricted common units at December 31, 2014	4,229,790	$26.96

(1)     Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)    The aggregate grant date fair value of restricted common unit awards issued during 2012 was $82.5 million based on a grant date market price of our common units ranging from $25.96 to $26.77 per unit. An estimated annual forfeiture rate of 3.25% was applied to these awards.
(3)     The aggregate grant date fair value of restricted common unit awards issued during 2013 was $101.5 million based on a grant date market price of our common units ranging from $28.56 to $31.74 per unit. An estimated annual forfeiture rate of 3.9% was applied to these awards.

Each recipient of a restricted common unit award is entitled to nonforfeitable cash distributions equal to the product of the number of restricted common units outstanding for the participant and the cash distribution per unit paid to our common unitholders.  These distributions are included in "Cash distributions paid to limited partners" as presented on our Statements of Consolidated Cash Flows.

The following table presents supplemental information regarding restricted common unit awards for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Cash distributions paid to restricted common unitholders	$7.3	$10.6	$10.5
Total intrinsic value of restricted common unit awards that vested during period	$87.1	$109.9	$67.0

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $28.3 million at December 31, 2014, of which our allocated share of the cost is currently estimated to be $24.9 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 1.5 years.

Unit Option Awards

EPCO's long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units.  When issued, the exercise price of each unit option award may be no less than the market price of our common units on the date of grant (except as otherwise provided with respect to substitute awards).  In general, unit option awards have a vesting period of four years from the date of grant and expire at the end of the calendar year following the year of vesting (e.g., an option vesting on May 29, 2014 will expire on December 31, 2015).  However, unit option awards only become exercisable at certain times during the calendar year following the year in which they vest (typically the months of February, May, August and November).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents unit option award activity for the periods indicated:

	Number of Units	Weighted- Average Strike Price (dollars/unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Unit option awards at December 31, 2011	7,506,840	$14.04
Exercised	(1,484,560)	$15.39
Forfeited	(500,000)	$13.73
Unit option awards at December 31, 2012	5,522,280	$13.71
Exercised	(1,472,280)	$14.98
Unit option awards at December 31, 2013 (2,3)	4,050,000	$13.24
Exercised	(2,720,000)	$11.83
Forfeited	(60,000)	$16.14
Unit option awards at December 31, 2014 (2,3)	1,270,000	$16.14	1.0	$25.4

(1)     Aggregate intrinsic value reflects fully vested unit option awards at the date indicated.
(2)     At December 31, 2014 and 2013, we were committed to issue 1,270,000 and 4,050,000, respectively, of our common units if all outstanding unit option awards were exercised. All of the unit option awards outstanding at December 31, 2014 vested during 2014 and became exercisable beginning in February 2015.
(3)     None of the unit option awards outstanding at December 31, 2014, 2013 and 2012 were exercisable as of such dates, respectively.

In order to fund its unit option award-related obligations, EPCO may purchase common units at fair value either in the open market or directly from us.  When employees exercise unit option awards, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

The following table presents supplemental information regarding unit option awards during the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Total intrinsic value of unit option awards exercised during period	$57.5	$19.8	$14.6
Cash received from EPCO in connection with the exercise of unit option awards	$33.4	$11.5	$10.2
Unit option award-related cash reimbursements to EPCO	$57.5	$19.8	$14.0

As of December 31, 2014, all compensation expense related to unit option awards had been recognized.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant. Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.  These awards were first issued in February 2014.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2013	--	$--
Granted (2)	3,530,710	$33.12
Vested	(38,200)	$33.04
Forfeited	(150,120)	$33.12
Phantom unit awards at December 31, 2014	3,342,390	$33.13

(1)     Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)     The aggregate grant date fair value of phantom unit awards issued during 2014 was $117.0 million based on a grant date market price of our common units ranging from $33.04 to $37.59 per unit. An estimated annual forfeiture rate of 3.4% was applied to these awards.

Our long-term incentive plans provide for the issuance of DERs in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid to our common unitholders.  Cash payments made in connection with DERs are charged to partners' equity when the phantom unit award is expected to result in the issuance of common units; otherwise, such amounts are expensed.

The following table presents supplemental information regarding our phantom unit awards for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Cash payments made in connection with DERs	$3.7	$--	$--
Total intrinsic value of phantom unit awards that vested during period	$1.4	$--	$--

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $58.2 million at December 31, 2014, of which our allocated share of the cost is currently estimated to be $53.1 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of market conditions in early October 2014, we elected to terminate all of our outstanding interest rate swaps.  We terminated 10 fixed-to-floating swaps having an aggregate notional value of $750.0 million, which resulted in cash gains totaling $17.6 million.  In addition, we terminated 16 fixed-to-floating swaps having a notional value of $800.0 million entered into in connection with the issuance of Senior Notes LL in October 2014 (see Note 12).  The early termination of these 16 swaps resulted in cash gains totaling $10.0 million.  Since both groups of swaps were accounted for as fair value hedges, the aggregate $27.6 million of gains will be carried as a component of long-term debt and amortized into earnings (as a decrease in interest expense) using the effective interest method over the remaining life of the associated debt obligations.  The $17.6 million gain will be amortized through January 2016 and the $10.0 million gain will be amortized through October 2019.

In July 2014, six undesignated floating-to-fixed swaps having an aggregate notional amount of $600.0 million expired.  These swaps were accounted for as mark-to-market instruments with changes in fair value recorded in "Interest expense" on our Statements of Consolidated Operations.

In connection with the issuance of senior notes during 2013, we settled 16 forward starting swaps having an aggregate notional amount of $1.0 billion, which resulted in cash losses totaling $168.8 million. As cash flow hedges, losses on these derivative instruments are a component of accumulated other comprehensive loss and are being amortized into earnings (as an increase in interest expense) over the remaining life of the associated debt obligations using the effective interest method. The $168.8 million loss will be amortized through March 2023.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, we settled 11 fixed-to-floating interest rate swaps having an aggregate notional amount of $800.0 million, resulting in gains totaling $37.7 million. As fair value hedges, the unamortized portion of these gains are a component of long-term debt and were amortized to earnings (as a decrease in interest expense) using the effective interest method over the remaining life of the associated debt through October 2014.

In connection with the issuance of senior notes during 2012, we settled 17 forward starting swaps having an aggregate notional amount of $850.0 million, resulting in cash losses totaling $185.5 million. As cash flow hedges, losses on theses derivative instruments are a component of accumulated other comprehensive loss and are being amortized to earnings (as an increase in interest expense) over the remaining life of the associated debt obligations using the effective interest method. The $185.5 million loss will be amortized through August 2022.

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, refined products and petrochemical products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2014 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted sales of NGLs (MMBbls) (3)	0.9	n/a	Cash flow hedge
Natural gas marketing:
Forecasted sales of natural gas (Bcf)	1.0	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	8.6	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	9.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	10.2	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	1.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.8	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.2	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	5.8	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	6.9	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	81.4	11.8	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	4.2	n/a	Mark-to-market

(1)	Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)	The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2015, October 2015 and March 2018, respectively.
(3)	Forecasted sales of NGL volumes under natural gas processing exclude 0.1 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4)	Current volumes include 35.2 Bcf of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5)	Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our predominant commodity hedging strategies in 2014 consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities and (ii) hedging the fair value of commodity products held in inventory.  The objective of our hedging program involving anticipated future commodity purchases and sales is to hedge the margins of certain transportation, storage and blending, processing and fractionation activities by locking in purchases and sales prices through the use of forward contracts and derivative instruments. The objective of our hedging program for inventory is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of forward contracts and derivative instruments.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Other current assets	$--	Other current assets	$20.2	Other current liabilities	$--	Other current liabilities	$--
Interest rate derivatives	Other assets	--	Other assets	12.4	Other liabilities	--	Other liabilities	--
Total interest rate derivatives		--		32.6		--		--
Commodity derivatives	Other current assets	217.9	Other current assets	30.9	Other current liabilities	145.3	Other current liabilities	46.5
Commodity derivatives	Other assets	--	Other assets	--	Other liabilities	--	Other liabilities	0.3
Total commodity derivatives		217.9		30.9		145.3		46.8
Total derivatives designated as hedging instruments		$217.9		$63.5		$145.3		$46.8

Derivatives not designated as hedging instruments
Interest rate derivatives	Other current assets	$--	Other current assets	$--	Other current liabilities	$--	Other current liabilities	$7.8
Commodity derivatives	Other current assets	8.1	Other current assets	7.6	Other current liabilities	0.7	Other current liabilities	5.5
Commodity derivatives	Other assets	0.6	Other assets	2.8	Other liabilities	1.4	Other liabilities	2.8
Total commodity derivatives		8.7		10.4		2.1		8.3
Total derivatives not designated as hedging instruments		$8.7		$10.4		$2.1		$16.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2014:
Commodity derivatives	$226.6	$--	$226.6	$(147.3)	$(23.9)	$55.4
As of December 31, 2013:
Interest rate derivatives	$32.6	$--	$32.6	$(2.6)	$--	$30.0
Commodity derivatives	41.3	--	41.3	(41.0)	--	0.3

	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2014:
Commodity derivatives	$147.4	$--	$147.4	$(147.3)	$--	$0.1
As of December 31, 2013:
Interest rate derivatives	$7.8	$--	$7.8	$(2.6)	$--	$5.2
Commodity derivatives	55.1	--	55.1	(41.0)	(9.3)	4.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2014	2013	2012
Interest rate derivatives	Interest expense	$(26.5)	$(13.1)	$2.7
Commodity derivatives	Revenue	11.9	(0.1)	(6.4)
Total		$(14.6)	$(13.2)	$(3.7)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2014	2013	2012
Interest rate derivatives	Interest expense	$26.4	$12.8	$(2.9)
Commodity derivatives	Revenue	(11.8)	(5.7)	19.1
Total		$14.6	$7.1	$16.2

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative (Effective Portion)
	For the Year Ended December 31,
	2014	2013	2012
Interest rate derivatives	$--	$6.6	$(70.2)
Commodity derivatives – Revenue (1)	161.3	(47.9)	31.0
Commodity derivatives – Operating costs and expenses (1)	--	1.0	(13.7)
Total	$161.3	$(40.3)	$(52.9)

(1)   The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Year Ended December 31,
		2014	2013	2012
Interest rate derivatives	Interest expense	$(32.4)	$(29.2)	$(16.2)
Commodity derivatives	Revenue	75.0	(22.4)	10.1
Commodity derivatives	Operating costs and expenses	1.7	0.3	(24.3)
Total		$44.3	$(51.3)	$(30.4)

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Year Ended December 31,
		2014	2013	2012
Commodity derivatives	Revenue	$(0.3)	$0.2	$--
Commodity derivatives	Operating costs and expenses	--	--	0.3
Total		$(0.3)	$0.2	$0.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Over the next twelve months, we expect to reclassify $35.4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $70.0 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings as an increase in revenue.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2014	2013	2012
Interest rate derivatives	Interest expense	$(0.1)	$(0.7)	$(5.6)
Commodity derivatives	Revenue	(23.0)	7.3	22.7
Commodity derivatives	Operating costs and expense	--	--	(2.8)
Total		$(23.1)	$6.6	$14.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect management's ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available to us in the circumstances, which might include our internally developed data.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where we make our best estimate of an instrument's fair value.  With regards to commodity derivatives, our Level 3 fair values primarily consist of ethane, propane, normal butane and natural gasoline-based contracts with terms greater than one year and certain options used to hedge natural gas storage inventory and transportation capacities.  In addition, we often rely on price quotes from reputable brokers who publish price quotes on certain products and compare these prices to other reputable brokers for the same products in the same markets whenever possible.  These prices, when combined with data from our commodity derivative instruments, are used in our models to determine the fair value of such instruments.

The valuation of our Liquidity Option Agreement (see Note 18) is based on a number of Level 3 inputs including expected business term, partnership growth rates, third-party ownership interests in our limited partner units, anticipated tax strategies, forecasted yields on securities and future federal and state tax rates.

Transfers within the fair value hierarchy routinely occur for certain term contracts as prices and other inputs used for the valuation of future delivery periods become more observable with the passage of time.  Other transfers are made periodically in response to changing market conditions that affect liquidity, price observability and other inputs used in determining valuations.  We deem any such transfers to have occurred at the end of the quarter in which they transpired.  There were no transfers between Level 1 and 2 for the years ended December 31, 2014 and 2013, respectively.  See below for information related to transfers out of Level 3.

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

	December 31, 2014 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives	$37.8	$187.8	$1.0	$226.6

Financial liabilities:
Liquidity Option Agreement	$--	$--	$119.4	$119.4
Commodity derivatives	13.8	133.0	0.6	147.4
Total	$13.8	$133.0	$120.0	$266.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$32.6	$--	$32.6
Commodity derivatives	17.2	20.2	3.9	41.3
Total	$17.2	$52.8	$3.9	$73.9

Financial liabilities:
Interest rate derivatives	$--	$7.8	$--	$7.8
Commodity derivatives	30.8	23.6	0.7	55.1
Total	$30.8	$31.4	$0.7	$62.9

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Year Ended December 31,
	Location	2014	2013
Financial asset (liability) balance, net, January 1		$3.2	$(1.5)
Total gains (losses) included in:
Net income (1)	Revenue	0.9	2.8
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	(2.6)	(0.9)
Settlements		(3.4)	1.6
Acquisition of Liquidity Option Agreement		(119.4)	--
Transfers out of Level 3 (2)		2.3	1.2
Financial asset (liability) balance, net, December 31 (2)		$(119.0)	$3.2

(1)    There were $2.6 million and $4.4 million of unrealized losses and gains included in these amounts for the years ended December 31, 2014 and 2013, respectively.
(2)    Transfers out of Level 3 into Level 2 were due to shorter remaining transaction maturities falling inside of the Level 2 range at December 31, 2014 and 2013.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide quantitative information about our recurring Level 3 fair value measurements at the dates indicated:

	Fair Value At December 31, 2014
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$1.0	$0.4	Discounted cash flow	Forward commodity prices	$49.26-$53.27/barrel
Commodity derivatives – Natural gas	--	0.2	Discounted cash flow	Forward commodity prices	$3.05-$4.09/MMBtu
Liquidity Option Agreement (see Note 18)	--	119.4	Discounted cash flow	Expected life of OTA following option exercise	30 years
				Estimated growth rates in Enterprise's earnings before interest, taxes, depreciation and amortization	3% to 14%
				OTA ownership interest in Enterprise common units	1.9% to 2.8%
				Interest rate on assumed debt of OTA following option exercise	4.9% over 30 years
				Forecasted yield on Enterprise common units	4.0% to 5.5%
				Federal and state tax rate	38%
Total	$1.0	$120.0

	Fair Value At December 31, 2013
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$3.9	$0.7	Discounted cash flow	Forward commodity prices	$89.55-$98.54/barrel

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at December 31, 2014.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

The Level 3 recurring fair value measurement pertaining to the Liquidity Option Agreement is based on a number of unobservable inputs. See Note 18 for a discussion of this agreement and the valuation method underlying its provisional carrying value at December 31, 2014. Subsequent changes in the fair value of this option (other than those attributable to the finalization of our purchase price allocation as discussed in Note 10) will be recorded in earnings each reporting period until the option expires or is exercised.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

The following table summarizes our non-cash impairment charges by segment during each of the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services	$16.2	$30.6	$16.3
Onshore Natural Gas Pipelines & Services	0.7	--	29.2
Onshore Crude Oil Pipelines & Services	2.9	30.1	10.6
Offshore Pipelines & Services	5.1	18.0	4.0
Petrochemical & Refined Products Services	9.1	18.7	3.3
Total	$34.0	$97.4	$63.4

Our non-cash asset impairment charges for the year ended December 31, 2014 are a component of operating costs and expenses on our Statements of Consolidated Operations and primarily relate to the abandonment of certain natural gas processing equipment in Louisiana, natural gas pipeline segments in the Gulf of Mexico, refined products terminal and pipeline assets in Arkansas, and NGL storage caverns in Oklahoma and Texas.  The following table summarizes our non-recurring fair value measurements for the year ended December 31, 2014:

		Fair Value Measurements Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Impairment of long-lived assets disposed of other than by sale	$--	$--	$--	$--	$26.7
Impairment of long-lived assets to be disposed of by sale	1.5	--	--	1.5	7.3
Total					$34.0

Our non-cash asset impairment charges for the year ended December 31, 2013 include $4.8 million related to our investment in two offshore natural gas gathering systems owned by Neptune (see Note 9). This charge is a component of equity in income of unconsolidated affiliates on our Statements of Consolidated Operations. The remainder of the non-cash impairment charges for 2013, or $92.6 million, are a component of operating costs and expenses on our Statements of Consolidated Operations.  These latter charges primarily represent the abandonment of certain crude oil and natural gas pipeline segments in Texas, Oklahoma and the Gulf of Mexico, certain refined products terminal assets in Texas, an NGL storage cavern in Arizona and an NGL fractionator and storage caverns in Ohio.  The following table summarizes our non-recurring fair value measurements for the year ended December 31, 2013:

		Fair Value Measurements Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Impairment of long-lived assets disposed of other than by sale	$--	$--	$--	$--	$79.4
Impairment of long-lived assets held and used	44.6	--	--	44.6	9.0
Impairment of long-lived assets to be disposed of by sale	0.6	--	--	0.6	9.0
Total					$97.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our non-cash asset impairment charges for the year ended December 31, 2012 are a component of operating costs and expenses on our Statements of Consolidated Operations and primarily related to the abandonment of crude oil and natural gas pipeline segments in Texas and the Gulf of Mexico.  The following table summarizes our non-recurring fair value measurements for the year ended December 31, 2012:

		Fair Value Measurements Using
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Impairment of long-lived assets disposed of other than by sale	$0.8	$--	$--	$0.8	$56.5
Impairment of long-lived assets held and used	2.2	--	--	2.2	2.6
Impairment of long-lived assets to be disposed of by sale	--	--	--	--	4.3
Total					$63.4

As presented in the preceding tables, our estimated fair values were based on management's expectation of the market values for such assets based on their knowledge and experience in the industry (a Level 3 type measure involving significant unobservable inputs).  In many cases, there are no active markets (Level 1) or other similar recent transactions (Level 2) to compare to.  Our assumptions used in such analyses are based on the nonfinancial assets' highest and best use, which includes estimated probabilities where multiple cash flow outcomes are possible.

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

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $22.16 billion and $17.93 billion at December 31, 2014 and 2013, respectively.  The aggregate carrying value of these debt obligations was $20.48 billion and $16.88 billion at December 31, 2014 and 2013, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 7.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2014	2013
NGLs	$579.1	$593.8
Petrochemicals and refined products	295.6	395.1
Crude oil	97.8	42.6
Natural gas	41.7	61.6
Total	$1,014.2	$1,093.1

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

The following table presents our total cost of sales amounts and lower of cost or market adjustments for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Cost of sales (1)	$40,464.1	$40,770.2	$36,015.5
Lower of cost or market adjustments	22.8	18.5	22.1
(1)     Cost of sales is a component of "Operating costs and expenses," as presented on our Statements of Consolidated Operations. Year-to-year fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 8.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life	December 31,
	in Years	2014	2013
Plants, pipelines and facilities (1)	3-45 (6)	$30,834.9	$27,540.4
Underground and other storage facilities (2)	5-40 (7)	2,584.2	2,101.8
Platforms and facilities (3)	20-31	659.7	659.6
Transportation equipment (4)	3-10	154.2	138.9
Marine vessels (5)	15-30	796.4	744.8
Land		262.6	176.6
Construction in progress		2,754.7	2,655.5
Total		38,046.7	34,017.6
Less accumulated depreciation		8,165.1	7,071.0
Property, plant and equipment, net		$29,881.6	$26,946.6

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Depreciation expense (1)	$1,114.1	$1,012.4	$900.5
Capitalized interest (2)	77.9	133.0	116.8
(1)     Depreciation expense is a component of "Costs and expenses" as presented on our Statements of Consolidated Operations.
(2)     Capitalized interest is a component of "Interest expense" as presented on our Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2014, we recorded property, plant and equipment having a fair value of approximately $1.08 billion in connection with our acquisition of a controlling interest in Oiltanking (see Note 10). Oiltanking owns marine terminals located on the Houston Ship Channel and at Beaumont, Texas.   At October 1, 2014, we recorded property, plant and equipment consisting of $395.6 million of terminal and pipeline assets (a component of plants, pipelines and facilities), $407.3 million of above ground storage assets (a component of other storage facilities), $76.3 million of land and $200.9 million of construction in progress in connection with this transaction. See Note 10 for additional information regarding our acquisition of Oiltanking, including the Oiltanking Merger completed on February 13, 2015.

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

In April 2013, we sold certain lubrication oil and specialty chemical distribution assets for cash proceeds of $35.3 million.  As a result, net income for the year ended December 31, 2013 includes a $6.7 million gain from the sale of these assets.

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

Property, plant and equipment at December 31, 2014 and 2013 includes $31.3 million and $37.4 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
ARO liability beginning balance	$90.2	$105.2	$112.0
Liabilities incurred	0.1	1.7	1.7
Liabilities settled	(2.7)	(14.2)	(27.8)
Revisions in estimated cash flows	4.6	(8.6)	13.7
Accretion expense	6.1	6.1	5.6
ARO liability ending balance	$98.3	$90.2	$105.2

The following table presents our forecast of accretion expense for the periods indicated:

2015	2016	2017	2018	2019
$6.2	$6.4	$6.9	$7.5	$7.6

Certain of our unconsolidated affiliates have AROs recorded at December 31, 2014 and 2013 relating to contractual agreements and regulatory requirements.  These amounts are immaterial to our consolidated financial statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31,	December 31,
	2014	2014	2013
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. ("VESCO")	13.1%	$27.7	$27.6
K/D/S Promix, L.L.C. ("Promix")	50%	38.5	45.4
Baton Rouge Fractionators LLC ("BRF")	32.2%	18.8	19.5
Skelly-Belvieu Pipeline Company, L.L.C. ("Skelly-Belvieu")	50%	40.1	40.8
Texas Express Pipeline LLC ("Texas Express")	35%	349.3	339.9
Texas Express Gathering LLC ("TEG")	45%	37.9	37.8
Front Range Pipeline LLC ("Front Range")	33.3%	170.0	134.5
Onshore Natural Gas Pipelines & Services:
White River Hub, LLC ("White River Hub")	50%	23.2	24.2
Onshore Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC ("Seaway")	50%	1,431.2	940.7
Eagle Ford Pipeline LLC ("Eagle Ford Crude Oil Pipeline")	50%	336.5	224.5
Offshore Pipelines & Services:
Poseidon Oil Pipeline Company, L.L.C. ("Poseidon")	36%	31.8	41.7
Cameron Highway Oil Pipeline Company ("Cameron Highway")	50%	201.3	207.7
Deepwater Gateway, L.L.C. ("Deepwater Gateway")	50%	79.6	84.5
Neptune Pipeline Company, L.L.C. ("Neptune")	25.7%	34.9	38.7
Southeast Keathley Canyon Pipeline Company L.L.C. ("SEKCO")	50%	146.1	159.2
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator, LLC ("BRPC")	30%	6.5	7.6
Centennial Pipeline LLC ("Centennial")	50%	66.1	60.1
Other	Various	2.5	2.7
Total		$3,042.0	$2,437.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Longhaul System provides north-to-south transportation of crude oil from the Cushing hub to Seaway's Jones Creek terminal near Freeport, Texas and our terminal located near Katy, Texas.  In early 2012, Seaway undertook a reversal of the flow of its Longhaul System and began providing north-to-south transportation service in May 2012.  Previously, this pipeline was used to transport crude oil in the opposite direction from the Jones Creek terminal to the Cushing hub.

In June 2014 we completed a pipeline looping project involving our Longhaul System.  This expansion project entailed the construction of an additional pipeline that transports crude oil southbound from the Cushing hub to Seaway's Jones Creek terminal.

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

▪
Eagle Ford Pipeline LLC owns a crude oil pipeline that transports crude oil and condensate for producers in South Texas.  The system consists of a crude oil and condensate pipeline extending from Gardendale, Texas in LaSalle County to Three Rivers, Texas in Live Oak County and continuing on to Corpus Christi, Texas.  The system also includes a pipeline segment extending from Three Rivers to an interconnect with our South Texas Crude Oil Pipeline System in Wilson County.  This system, which commenced operations in July 2013, includes a marine terminal facility at Corpus Christi and storage capacity across the system.  Plains All American Pipeline, L.P. ("Plains"), our joint venture partner in the pipeline, serves as operator of the system.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

▪
SEKCO, upon construction, will own a crude oil gathering pipeline serving the Lucius oil and gas field located in the southern Keathley Canyon area of the deepwater central Gulf of Mexico.  The SEKCO Oil Pipeline commenced operations in July 2014.

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

Other Investments

Liquidation of Investment in Energy Transfer Equity

The Other Investments segment included our noncontrolling ownership interest in Energy Transfer Equity, which was accounted for using the equity method until January 18, 2012.  Since our ownership interest in Energy Transfer Equity exceeded 3% of its total ownership interests through January 18, 2012, we accounted for our investment in Energy Transfer Equity using the equity method.  On January 18, 2012, we sold 22,762,636 of these common units in a private transaction, which generated cash proceeds of $825.1 million.  As a result of this transaction, our ownership interest in Energy Transfer Equity was reduced below 3%, and we discontinued using the equity method to account for this investment and began accounting for it as an investment in available-for-sale equity securities.  The remaining 6,540,878 units were sold systematically through April 27, 2012 and generated additional total cash proceeds of $270.2 million.  In the aggregate, the liquidation of this investment during 2012 resulted in $68.8 million of gains that are a component of "Other income" on our Statements of Consolidated Operations.

All activities included in the Other Investments business segment ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our investment in Energy Transfer Equity.  See Note 14 for information regarding our business segments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Earnings and Excess Cost

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services	$30.6	$15.7	$15.9
Onshore Natural Gas Pipelines & Services	3.6	3.8	4.4
Onshore Crude Oil Pipelines & Services	184.6	140.3	32.6
Offshore Pipelines & Services	54.0	29.8	26.9
Petrochemical & Refined Products Services (1)	(13.3)	(22.3)	(17.9)
Other Investments (2)	--	--	2.4
Total	$259.5	$167.3	$64.3

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

On occasion, the price we pay to acquire an ownership interest in a company exceeds the underlying carrying value of the capital accounts we acquire.  Such excess cost amounts are included within the carrying values of our investments in Promix, Skelly-Belvieu, Seaway, Poseidon, Cameron Highway, Centennial and La Porte at December 31, 2014.  These excess cost amounts are attributable to the fair value of the underlying tangible assets of these entities exceeding their respective book carrying values at the time of our acquisition of ownership interests in these entities.  We amortize such excess cost amounts as a reduction to equity earnings in a manner similar to depreciation.

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	December 31,
	2014	2013
NGL Pipelines & Services	$26.5	$27.7
Onshore Crude Oil Pipelines & Services	21.7	17.8
Offshore Pipelines & Services	9.0	10.0
Petrochemical & Refined Products Services	2.4	2.6
Total	$59.6	$58.1

The following table presents our amortization of excess cost amounts by business segment for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services	$1.2	$1.2	$1.0
Onshore Crude Oil Pipelines & Services	0.9	0.7	0.7
Offshore Pipelines & Services	1.0	1.3	1.2
Petrochemical & Refined Products Services	0.2	0.1	0.2
Other Investments (1)	--	--	0.3
Total	$3.3	$3.3	$3.4

(1)    Reflects amortization of excess cost amounts related to our investment in Energy Transfer Equity through January 18, 2012, which is the date we ceased using the equity method to account for this investment.

The following table presents forecasted amortization of excess cost amounts for the years indicated.

2015	2016	2017	2018	2019
$3.3	$3.3	$3.3	$3.3	$3.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

The credit agreements of Poseidon and Centennial restrict their ability to pay cash dividends if a default or event of default (as defined in each credit agreement) has occurred and is continuing at the time such payments are scheduled to be paid.  These businesses were in compliance with the terms of their credit agreements at December 31, 2014.

Note 10. Acquisition of Oiltanking Partners, L.P.

Step 1 of the Oiltanking acquisition. On October 1, 2014, we acquired Oiltanking GP and the related incentive distribution rights, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA. We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 Enterprise common units for these ownership interests and rights. We also paid $228.3 million to assume the outstanding loans, including related accrued interest, owed by Oiltanking or its subsidiaries to OTA. Collectively, these transactions are referred to as "Step 1" of the Oiltanking acquisition. We funded the cash consideration for the Step 1 transactions using borrowings under our new $1.5 Billion 364-Day Credit Agreement (see Note 12), proceeds from the sale of short-term notes under our commercial paper program and cash on hand. As a result of our acquisition of Oiltanking GP, we began consolidating the financial statements of Oiltanking and its general partner on October 1, 2014.

Oiltanking owns marine terminals located on the Houston Ship Channel and at the Port of Beaumont with a total of 12 ship and barge docks and approximately 26 MMBbls of crude oil and petroleum products storage capacity. Oiltanking's marine terminal on the Houston Ship Channel is connected by pipeline to our Mont Belvieu, Texas complex and is integral to our growing LPG export, crude oil storage and octane enhancement and propylene businesses.  Our Enterprise Crude Houston, or ECHO, facility is also connected to Oiltanking's system. We have had a strategic relationship and enjoyed mutual growth with Oiltanking and its predecessors since 1983.  The combination of our legacy midstream assets and Oiltanking's access to waterborne markets and crude oil and petroleum products storage assets extends and broadens our midstream energy services business.  We believe this combination benefits our producing and consuming customers by enhancing their respective access to supplies, domestic and international markets, and storage.

In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, we account for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. We engaged an independent third party business valuation expert to assist us in estimating the fair values of the tangible and intangible assets of Oiltanking. With the exception of the fair value assigned to the Liquidity Option Agreement (see Note 18), our purchase price allocation is final. We expect to finalize the fair value of the Liquidity Option Agreement as soon as practicable but no later than one year from the acquisition date.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the consideration paid in Step 1 of the Oiltanking acquisition and the amounts of the assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in Oiltanking at October 1, 2014.

Consideration:
Cash	$2,438.3
Equity instruments (54,807,352 common units of Enterprise) (1)	2,171.5
Fair value of total consideration transferred in Step 1	$4,609.8

Identifiable assets acquired in business combination:
Current assets, including cash of $21.5 million	$68.0
Property, plant and equipment	1,080.1
Identifiable intangible assets:
Customer relationship intangible assets (2)	1,192.4
Contract-based intangible assets (2)	297.5
IDRs	1,459.2
Total identifiable intangible assets	2,949.1
Other assets	227.6
Total assets acquired	4,324.8
Liabilities assumed in business combination:
Current liabilities	(84.8)
Long-term debt	(223.3)
Other long-term liabilities (3)	(129.7)
Total liabilities assumed	(437.8)
Noncontrolling interest in Oiltanking (4)	(1,397.2)
Total assets acquired less liabilities assumed and noncontrolling interest	2,489.8
Total consideration given for ownership interests in Oiltanking in Step 1	4,609.8
Goodwill	$2,120.0

(1)   The fair value of the equity-based consideration paid in connection with Step 1 of the Oiltanking acquisition was based on the closing market price of Enterprise's common units of $39.62 per unit on the acquisition date.
(2)   The weighted-average amortization period for the customer relationship intangible assets is 29 years and for the contract-based intangible assets is six years.
(3)   Other long-term liabilities includes $119.4 million for the Liquidity Option Agreement. The fair value assigned to the Liquidity Option Agreement is provisional pending completion of certain tax-related computations. See Note 18 for information regarding this agreement.
(4)   From an accounting perspective, Enterprise acquired control of Oiltanking as a result of completing Step 1. In accordance with ASC 805, Business Combinations, the estimated fair value of Oiltanking's common units held by parties other than Enterprise following Step 1 (i.e., the "noncontrolling interest") is based on 28,328,890 common units held by third parties on October 1, 2014 multiplied by the closing unit price for Oiltanking common units on that date of $49.32 per unit.

As noted previously, we paid $228.3 million to acquire the outstanding loans, including related accrued interest of $2.5 million, owed by Oiltanking or its subsidiaries to OTA. Of the $228.3 million in notes and interest receivable, $5.0 million is classified as a current asset and $223.3 million as a long-term other asset in the preceding table. The notes and interest receivables from Oiltanking, along with the corresponding notes and interest payables by Oiltanking, are eliminated in the preparation of our consolidated financial statements.

We estimated the fair value of the acquired property, plant and equipment using a combination of the cost, market and income approaches, depending on the component. The fair value of property, plant and equipment consisted of real property of $95.4 million and personal property of $984.7 million. For additional information regarding our property, plant and equipment, see Note 8.

The fair values of the identifiable intangible assets were estimated using the income approach, specifically, a discounted cash flow analysis. The discounted cash flow analysis consisted of discounting to present value the cash flow projections for the identifiable intangible assets using discount rates ranging from 5.5% to 8.5%. The cash flow projections for the identifiable intangible assets were based on cash flow estimates used to price the Oiltanking acquisition, and the discount rates were based on a benchmarking analysis with reference to the implied rate of return on the Oiltanking acquisition and to a market participant weighted average cost of capital.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The customer relationship intangible assets represent the continued expected patronage of Oiltanking's third party storage and terminal customers, and includes our expectation of future storage, throughput and other terminaling services from these customers. We valued the customer relationships using the multi-period excess earnings method under the income approach.  This valuation method is based on forecasting revenue for the existing customer base and then adjusting for expected customer attrition rates.  The operating cash flows are then reduced by contributory asset charges.

The contract-based intangible assets represent specific commercial rights we acquired in connection with third party customer firm contracts for storage capacity at the Houston and Beaumont facilities.  We valued the contracts using the multi-period excess earnings method under the income approach.  This valuation method is based on future contractual revenues less those costs necessary to fulfill the contracts, including contributory asset charges.  If a contract was in its renewal period and had not been cancelled, we assumed the contract was renewed on equivalent terms to the prior contract.  We only valued those contracts that specified a minimum monthly fee, excluding contracts with a de minimis fee.

The IDRs of Oiltanking are held by its general partner. The IDRs allow the holder to participate in increasing levels of cash distributions after a minimum quarterly distribution exceeds specified target levels. To value the IDRs, we relied on the discounted cash flow method under the income approach. A discount rate of approximately 8.5% was applied to the projected cash flows. With respect to Oiltanking, its IDRs provide that if cash distributions to unitholders exceed approximately $0.1940625 per unit, cash distributions to unitholders and the general partner would be paid according to the following allocations:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit Target Amount	Unitholders	General Partner
Minimum quarterly distribution	$0.16875	98%	2%
First target distribution	above $0.16875 up to $0.1940625	98%	2%
Second target distribution	above $0.1940625 up to $0.2109375	85%	15%
Third target distribution	above $0.2109375 up to $0.253125	75%	25%
Thereafter	above $0.253125	50%	50%

At the acquisition date, Oiltanking's most recent paid quarterly cash distribution was $0.26 per unit, which placed the IDRs in the highest tier at 50% of cash distributions in excess of $0.253125 per unit.  In February 2015, Oiltanking paid a quarterly cash distribution of $0.285 per unit with respect to the fourth quarter of 2014.

The excess of the purchase price over the estimated fair values of the acquired tangible net assets and identifiable intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on a variety of strategic and synergistic benefits that are expected to be realized from the Oiltanking acquisition. These benefits include (i) opportunities for new business and repurposing existing assets for "best use" in order to meet anticipated increased demand for export and logistical services for petroleum products related to North American crude oil, condensate and NGL production, (ii) securing ownership and control of assets that are essential to our other midstream assets and (iii) cost savings from integrating Oiltanking into our business system.

For additional information regarding our intangible assets and goodwill amounts, see Note 11.

Although we are not subject to federal income tax, our partners are individually responsible for paying federal income taxes on their share of our taxable income. In deriving our taxable income, the amount assigned to goodwill in this transaction will be amortized over a period of 15 years.

Our consolidated revenues and net income included $57.5 million and $8.1 million, respectively, from Oiltanking for the three months ended December 31, 2014.

We incurred $3.8 million of direct transaction costs in connection with Step 1 of the Oiltanking acquisition in the year ended December 31, 2014. These costs are included in general and administrative costs in the accompanying Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the effective date of Step 1 of the Oiltanking acquisition was October 1, 2014, our Statements of Consolidated Operations do not include earnings from these businesses prior to this date.  The following table presents selected unaudited pro forma earnings information for the years ended December 31, 2014 and 2013 as if the acquisition had been completed on January 1, 2013.  This pro forma information was prepared using historical financial data for Oiltanking and reflects certain estimates and assumptions made by our management.  Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the years ended December 31, 2014 and 2013 had we acquired Oiltanking on January 1, 2013.

	For Year Ended December 31,
	2014	2013
Pro forma earnings data:
Revenues	$48,087.5	$47,875.7
Costs and expenses	44,509.0	44,522.3
Operating income	3,838.0	3,520.7
Net income	2,877.5	2,632.8
Net income attributable to noncontrolling interest	75.0	39.5
Net income attributable to limited partners	2,802.5	2,593.3

Basic earnings per unit:
As reported basic units outstanding	1,848.7	1,788.0
Pro forma basic units outstanding	1,903.5	1,842.8
As reported basic earnings per unit	$1.51	$1.45
Pro forma basic earnings per unit	$1.47	$1.41
Diluted earnings per unit:
As reported diluted units outstanding	1,895.2	1,842.6
Pro forma diluted units outstanding	1,950.0	1,897.4
As reported diluted earnings per unit	$1.47	$1.41
Pro forma diluted earnings per unit	$1.44	$1.37

The foregoing supplemental pro forma earnings data for the year ended December 31, 2014 were adjusted to exclude $3.8 million of acquisition-related direct costs incurred in 2014. Pro forma earnings data for the year ended December 31, 2013 was adjusted to include these charges.

Automatic conversion of subordinated units. Following Step 1 of the Oiltanking acquisition, but not part of Step 2 of the acquisition, on November 17, 2014, the 38,899,802 Oiltanking subordinated units held by Enterprise automatically converted into an equal number of Oiltanking common units pursuant to the terms of the Oiltanking partnership agreement. Following this conversion, Enterprise owned 54,799,604 Oiltanking common units, or approximately 65.9% of its outstanding common units.

Step 2 of the Oiltanking acquisition. As a second step of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking's general partner on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the "merger agreement") with Oiltanking on November 11, 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of Enterprise with and into Oiltanking, with Oiltanking surviving the merger as a wholly owned subsidiary of Enterprise (the "Oiltanking Merger"); and

▪
all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking's public unitholders (which consist of Oiltanking unitholders other than Enterprise and its subsidiaries) to be cancelled and converted into Enterprise common units based on an exchange ratio of 1.30 Enterprise common units for each Oiltanking common unit.

In accordance with the merger agreement and Oiltanking's partnership agreement, the merger was submitted to a vote of Oiltanking's common unitholders, with the required majority of unitholders (including Enterprise's ownership interests representing approximately 65.9% of Oiltanking's outstanding common units) voting to approve the merger on February 13, 2015.  Upon approval of the merger, a total of 36,827,557 Enterprise common units were issued to Oiltanking's former public unitholders.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From an accounting perspective, completion of Step 2 of the Oiltanking acquisition will have the following significant impacts on our consolidated financial statements in the first quarter of 2015:

▪
The merger will be accounted for in accordance with ASC Topic 810, Consolidations – Overall – Changes in Parent's Ownership Interest in a Subsidiary. As a result, changes in our ownership interest in Oiltanking, while we retain a controlling financial interest in Oiltanking through our ownership of its general partner and a majority of its common units, will be accounted for as an equity transaction with no gain or loss recognized as a result of the merger. The merger represents our acquisition of the noncontrolling interests in Oiltanking; therefore, noncontrolling interests attributable to Oiltanking as presented on the Consolidated Balance Sheet at the merger date will be extinguished, with a corresponding increase in our partners' equity to reflect the February 2015 issuance of 36,827,557 new common units.

▪
Upon completion of the merger, the IDRs of Oiltanking will be cancelled since we now own 100% of the future cash flows attributable to the Oiltanking businesses. As a result, the $1.46 billion carrying value of the IDR intangible asset was reclassified to goodwill and allocated among our business segments (see Note 11).

FTC Matters. On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the Federal Trade Commission requesting specified information relating to the Oiltanking acquisition. We are in the process of complying with the requests and are cooperating with the investigation.  Based on the limited information that Enterprise has at this time, we are unable to predict the outcome of the investigation.

Note 11.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2014			December 31, 2013
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$340.8	$(183.2)	$157.6	$340.8	$(165.7)	$175.1
Contract-based intangibles	277.7	(178.7)	99.0	281.3	(171.2)	110.1
Incentive distribution rights	432.6	--	432.6	--	--	--
Segment total	1,051.1	(361.9)	689.2	622.1	(336.9)	285.2
Onshore Natural Gas Pipelines & Services:
Customer relationship intangibles	1,163.6	(308.9)	854.7	1,163.6	(281.2)	882.4
Contract-based intangibles	466.0	(347.8)	118.2	466.1	(330.7)	135.4
Segment total	1,629.6	(656.7)	972.9	1,629.7	(611.9)	1,017.8
Onshore Crude Oil Pipelines & Services:
Customer relationship intangibles	1,108.0	(7.7)	1,100.3	10.7	(6.3)	4.4
Contract-based intangibles	281.4	(13.5)	267.9	0.4	(0.3)	0.1
Incentive distribution rights	855.4	--	855.4	--	--	--
Segment total	2,244.8	(21.2)	2,223.6	11.1	(6.6)	4.5
Offshore Pipelines & Services:
Customer relationship intangibles	195.8	(154.9)	40.9	203.9	(150.0)	53.9
Contract-based intangibles	1.2	(0.5)	0.7	1.2	(0.4)	0.8
Segment total	197.0	(155.4)	41.6	205.1	(150.4)	54.7
Petrochemical & Refined Products Services:
Customer relationship intangibles	198.4	(43.3)	155.1	104.3	(38.2)	66.1
Contract-based intangibles	56.3	(7.8)	48.5	39.9	(6.0)	33.9
Incentive distribution rights	171.2	--	171.2	--	--	--
Segment total	425.9	(51.1)	374.8	144.2	(44.2)	100.0
Total all segments	$5,548.4	$(1,246.3)	$4,302.1	$2,612.2	$(1,150.0)	$1,462.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services	$33.1	$36.4	$39.7
Onshore Natural Gas Pipelines & Services	45.0	50.1	63.4
Onshore Crude Oil Pipelines & Services	15.7	1.4	0.9
Offshore Pipelines & Services	9.9	11.5	11.3
Petrochemical & Refined Products Services	6.9	6.2	10.4
Total	$110.6	$105.6	$125.7

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2015	2016	2017	2018	2019
$150.5	$152.3	$149.3	$142.7	$131.3

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

At December 31, 2014, the carrying value of our portfolio of customer relationship intangible assets was $2.31 billion.  The following information summarizes the significant components of this category of intangible assets:

▪
Oiltanking customer relationships – We recorded customer relationship intangible assets in connection with the Oiltanking acquisition in October 2014 (see Note 10).  The carrying values of these intangible assets at December 31, 2014 are presented in the following table:

	Gross Value	Accumulated Amortization	Carrying Value
Onshore Crude Oil Pipelines & Services:
Oiltanking customer relationships	$1,098.4	$(1.4)	$1,097.0
Petrochemical & Refined Products Services:
Oiltanking customer relationships	94.1	--	94.1
Total	$1,192.5	$(1.4)	$1,191.1

The economic value we attributed to these customer relationships was estimated using recognized business valuation techniques based on several key assumptions, which include assumptions regarding the continued expected patronage of storage and terminal customers, and our expectation of future storage, throughput and other terminaling services from these customers.

These intangible assets are being amortized to earnings over their estimated economic life of 29 years through 2043. Amortization expense attributable to these customer relationships is recorded using a method that closely resembles the pattern in which the economic benefits are expected to be consumed or otherwise used.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
State Line and Fairplay customer relationships – We acquired these customer relationships in connection with our acquisition of the State Line and Fairplay natural gas gathering systems in May 2010.  The carrying values of these intangible assets at December 31, 2014 are presented in the following table:

	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Fairplay natural gas processing customer relationships	$103.4	$(27.2)	$76.2
Onshore Natural Gas Pipelines & Services:
State Line natural gas gathering customer relationships	675.0	(68.7)	606.3
Fairplay natural gas gathering customer relationships	116.6	(30.7)	85.9
Total	$895.0	$(126.6)	$768.4

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

Customer relationship intangibles related to the State Line system have an estimated economic life of 37 years through 2047.  The natural gas gathering and processing customer relationships associated with the Fairplay system have an estimated economic life of 23 years through 2033.  Amortization expense attributable to these customer relationships is recorded using the units-of-production method based on gathering volumes.  This method of amortization allows for expense to be recorded in a manner that closely resembles the pattern in which we benefit from natural gas gathering and processing services provided to customers.

▪
San Juan Gathering System customer relationships – We acquired these customer relationships in connection with a merger transaction completed in September 2004.  At December 31, 2014, the carrying value of this group of intangible assets was $146.9 million.  These intangible assets are being amortized to earnings over their estimated economic life of 35 years through 2039.  Amortization expense attributable to these customer relationships is recorded using a method that closely resembles the pattern in which the economic benefits of the underlying natural gas resource basins are expected to be consumed or otherwise used.

▪
Offshore Pipeline & Platform customer relationships – We acquired these customer relationships in connection with a merger transaction completed in September 2004.  At December 31, 2014, the carrying value of this group of intangible assets was $40.9 million.  These intangible assets are being amortized to earnings over their estimated economic lives, which range from 11 to 33 years (i.e., through 2015 to 2037).  Amortization expense attributable to these customer relationships is recorded using a method that closely resembles the pattern in which the economic benefits of the underlying crude oil and natural gas resource basins are expected to be consumed or otherwise used.

▪
Encinal natural gas processing customer relationships – We acquired these customer relationships in connection with our acquisition of certain South Texas assets in 2006.  At December 31, 2014, the carrying value of this group of intangible assets was $50.2 million.  These intangible assets are being amortized to earnings over their estimated economic life of 20 years through 2026.  Amortization expense attributable to these customer relationships is recorded using a method that closely resembles the pattern in which the economic benefit of the underlying natural gas resource basins are expected to be consumed or otherwise used.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract-based intangible assets.  Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases.  At December 31, 2014, the carrying value of our contract-based intangible assets was $534.3 million.  The following information summarizes the significant components of this category of intangible assets:

▪
Oiltanking customer contracts – We recorded customer contract intangible assets in connection with the Oiltanking acquisition in October 2014 (see Note 10).  The carrying values of these intangible assets at December 31, 2014 are presented in the following table:

	Gross Value	Accumulated Amortization	Carrying Value
Onshore Crude Oil Pipelines & Services:
Oiltanking customer contracts	$281.0	$(13.2)	$267.8
Petrochemical & Refined Products Services:
Oiltanking customer contracts	16.4	(0.7)	15.7
Total	$297.4	$(13.9)	$283.5

The economic value we attributed to these customer contracts was estimated using recognized business valuation techniques based on several key assumptions, which include the contractual life of the contracts and expected renewal periods.

These intangible assets are being amortized to earnings over their estimated weighted-average economic lives of six years. Amortization expense attributable to these customer relationships is recorded using a method that closely resembles the pattern in which the economic benefits are expected to be consumed or otherwise used.

▪
Jonah natural gas gathering agreements – These intangible assets represent the value attributed to certain natural gas gathering contracts on the Jonah Gathering System that were acquired by TEPPCO in 2001.  At December 31, 2014, the carrying value of this group of intangible assets was $82.8 million.  These intangible assets are being amortized to earnings over their estimated economic life of 40 years through 2041. Amortization expense attributable to these intangible assets is recorded using a units-of-production method based on gathering volumes.

▪
Shell Processing Agreement – This margin-band/keepwhole natural gas processing agreement grants us the right to process Shell Oil Company's (or its assignee's) current and future natural gas production from the state and federal waters of the Gulf of Mexico. We acquired the Shell Processing Agreement in connection with our purchase of certain U.S. Gulf Coast midstream energy assets from Shell Oil Company in 1999.  At December 31, 2014, the carrying value of this intangible asset was $50.6 million.  This intangible asset is being amortized to earnings on a straight-line basis over its estimated economic life of 20 years through 2019.

▪
San Juan basin natural gas gathering agreements – These intangible assets represent the value attributed to certain natural gas gathering contracts with producers in the San Juan basin that were acquired by TEPPCO in 2002.  At December 31, 2014, the carrying value of these intangible assets was $34.6 million.  These intangible assets are being amortized to earnings over their estimated economic life of 20 years through 2021.  Amortization expense attributable to these intangible assets is recorded using a units-of-production method based on gathering volumes.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Incentive distribution rights.   We recorded an indefinite-lived intangible asset valued at an aggregate $1.46 billion in connection with our acquisition of the Oiltanking IDRs in October 2014.  The IDRs represented contractual rights to future incentive cash distributions to be paid by Oiltanking. Such rights were granted to Oiltanking GP by Oiltanking under the terms of Oiltanking's partnership agreement. In accordance with Oiltanking's partnership agreement, Oiltanking GP could separate and sell the IDRs independent of its other residual general partner interest in Oiltanking. For the period in which the IDRs were outstanding (see below), we considered these rights to be an indefinite-lived intangible asset. Our determination of an indefinite life was based on our expectation that Oiltanking would continue to pay incentive distributions under the terms of its partnership agreement for an indefinite period.

To the extent outstanding at each balance sheet date, indefinite-lived intangible assets are tested for impairment annually, or more frequently if circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. We tested the Oiltanking IDRs for impairment at December 31, 2014. In February 2015 (following completion of Step 2 of the Oiltanking acquisition), the Oiltanking IDRs were cancelled and the carrying value of the IDRs was reclassified to goodwill (see Note 10).

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

	NGL Pipelines & Services	Onshore Natural Gas Pipelines & Services	Onshore Crude Oil Pipelines & Services	Offshore Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2011	$341.2	$296.3	$311.2	$82.1	$1,061.5	$2,092.3
Reclassification to assets held for sale	--	--	--	--	(5.5)	(5.5)
Balance at December 31, 2012	341.2	296.3	311.2	82.1	1,056.0	2,086.8
Goodwill related to the sale of assets	--	--	(6.1)	--	(0.7)	(6.8)
Balance at December 31, 2013	341.2	296.3	305.1	82.1	1,055.3	2,080.0
Reclassification of goodwill	520.0	--	--	--	(520.0)	--
Goodwill related to the sale of assets	--	--	--	(0.1)	--	(0.1)
Goodwill related to Oiltanking acquisition	1,319.2	--	554.8	--	246.0	2,120.0
Balance at December 31, 2014	$2,180.4	$296.3	$859.9	$82.0	$781.3	$4,199.9

Goodwill impairment testing involves determining the estimated fair value of the associated reporting unit.  Our fair value estimates are based on assumptions regarding the future economic prospects of the businesses that comprise the reporting unit.  Such assumptions include: (i) discrete financial forecasts for the businesses contained within the reporting unit, which, in turn, rely on management's estimates of operating margins, throughput volumes and similar factors; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  When management's assumptions are used to estimate reporting unit fair value, we believe such assumptions are consistent with the assumptions market participants would make to estimate the reporting unit's fair value.  Based on our most recent goodwill impairment test at December 31, 2014, each reporting unit's fair value was substantially in excess of its carrying value (i.e., by at least 10%).

In January 2014, our ATEX pipeline commenced operations.  In addition to the construction of new assets, this project involved repurposing portions of the TE Products Pipeline to accommodate the southbound delivery of ethane produced from the Marcellus and Utica Shales to the U.S. Gulf Coast. The repurposed assets were reclassified from the Petrochemical & Refined Products Services business segment to the NGL Pipelines & Services business segment in January 2014 when ATEX commenced operations.  Pipeline assets that continue to be utilized by the TE Products Pipeline in the northbound delivery of refined products and other hydrocarbons from the U.S. Gulf Coast remain in the Petrochemical & Refined Products Services business segment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In total, the carrying value of the fixed assets at January 1, 2014 that were transferred from the TE Products Pipeline to ATEX was $73.7 million.  Based on the relative fair values of the assets involved, we also transferred $520.0 million of goodwill from the Petrochemical & Refined Products Services business segment to the NGL Pipelines & Services business segment.  The relative fair values of the segment assets were determined based on assumptions regarding the future economic prospects of ATEX versus the other assets that would remain in the associated reporting unit.  These assumptions included: (i) discrete financial forecasts for the pipelines and related businesses contained within the reporting unit, which, in turn, relied on management's estimates of future operating margins, throughput volumes and similar factors; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  We believe our assumptions are consistent with those that market participants would utilize in estimating the reporting unit's fair value.

In October 2014, we recorded $2.12 billion of goodwill in connection with Step 1 of our acquisition of Oiltanking.  In general, we attribute this goodwill to our ability to leverage the acquired business with our existing asset base to create future business opportunities.  In February 2015, $1.46 billion of Oiltanking IDRs originally recorded as intangible assets were cancelled and the carrying value of the IDRs was reclassified to goodwill.  See Note 10 for a discussion of goodwill attributable to Step 1 of the Oiltanking acquisition and related changes in our goodwill balances in connection with completing the Oiltanking Merger in February 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2014	2013
EPO senior debt obligations:
Commercial Paper Notes, variable-rate (1)	$906.5	$475.0
Senior Notes O, 9.75% fixed-rate, due January 2014	--	500.0
Senior Notes G, 5.60% fixed-rate, due October 2014	--	650.0
Senior Notes I, 5.00% fixed-rate, due March 2015	250.0	250.0
Senior Notes X, 3.70% fixed-rate, due June 2015	400.0	400.0
Senior Notes FF, 1.25% fixed-rate, due August 2015	650.0	650.0
$1.5 Billion 364-Day Credit Agreement, variable-rate, due September 2015	--	--
Senior Notes AA, 3.20% fixed-rate, due February 2016	750.0	750.0
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
$3.5 Billion Multi-Year Revolving Credit Facility, variable-rate, due June 2018	--	--
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL,2.55% fixed-rate, due October 2019	800.0	--
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	--
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	--
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,000.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	--
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	--
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	19,856.5	15,825.0
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066 (2)	550.0	550.0
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (3)	285.8	285.8
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (4)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	21,389.2	17,357.7
Other, non-principal amounts	(25.4)	(6.2)
Less current maturities of debt (5)	(2,206.4)	(1,125.0)
Total long-term debt	$19,157.4	$16,226.5

(1)     Principal amounts outstanding at December 31, 2014 have interest rates ranging from 0.22% and 0.77% and are due in January 2015.
(2)     Fixed rate of 8.375% through August 1, 2016; thereafter, variable rate based on 3-month LIBOR plus 3.7075%.
(3)     Fixed rate of 7.00% through September 1, 2017; thereafter, variable rate based on 3-month LIBOR plus 2.7775%.
(4)     Fixed rate of 7.034% through January 15, 2018; thereafter, the rate will be the greater of 7.034% or a variable rate based on 3-month LIBOR plus 2.68%.
(5)     We expect to refinance the current maturities of our debt obligations at or prior to their maturity.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at December 31, 2014 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2015	2016	2017	2018	2019	Thereafter
Commercial Paper	$906.5	$906.5	$--	$--	$--	$--	$--
Senior Notes	18,950.0	1,300.0	750.0	800.0	350.0	1,500.0	14,250.0
Junior Subordinated Notes	1,532.7	--	--	--	--	--	1,532.7
Total	$21,389.2	$2,206.5	$750.0	$800.0	$350.0	$1,500.0	$15,782.7

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

$1.5 Billion 364-Day Credit Agreement.  In September 2014, EPO entered into a new 364-Day Revolving Credit Agreement (the "$1.5 Billion 364-Day Credit Agreement").  Under the terms of the $1.5 Billion 364-Day Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO's election) at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein. On October 1, 2014, we borrowed $1.5 billion under this facility to partially fund the cash consideration paid under Step 1 of the Oiltanking acquisition (see Note 10).  This amount was subsequently repaid using proceeds from the issuance of senior notes in October 2014.

To the extent that principal amounts are outstanding, EPO's obligations under the $1.5 Billion 364-Day Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P. Any amounts borrowed under the $1.5 Billion 364-Day Credit Agreement mature on September 29, 2015, although EPO may, between 15 and 60 days prior to the maturity date, elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable on September 29, 2016.

The $1.5 Billion 364-Day Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under the $1.5 Billion 364-Day Credit Agreement.  The $1.5 Billion 364-Day Credit Agreement also restricts EPO's ability to pay cash distributions to its parent, Enterprise Products Partners L.P., if a default or an event of default (as defined in the $1.5 Billion 364-Day Credit Agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Notes.  EPO's fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO's senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $4.75 billion, $2.25 billion and $2.5 billion of senior notes during the years ended December 31, 2014, 2013 and 2012, respectively.

In February 2014, EPO issued $850 million in principal amount of 3.90% senior notes due February 2024 ("Senior Notes JJ") and $1.15 billion in principal amount of 5.10% senior notes due February 2045 ("Senior Notes KK").  Senior Notes JJ were issued at 99.811% of their principal amount and Senior Notes KK were issued at 99.845% of their principal amount.  Net proceeds from the issuance of Senior Notes JJ and KK were used to repay debt, including amounts then outstanding under EPO's commercial paper program (which EPO used to repay $500 million in principal amount of Senior Notes O that matured in January 2014) and for general company purposes.

In October 2014, EPO issued $800 million in principal amount of 2.55% senior notes due October 2019 ("Senior Notes LL"), $1.15 billion in principal amount of 3.75% senior notes due February 2025 ("Senior Notes MM") and $400 million in principal amount of 4.95% senior notes due October 2054 ("Senior Notes NN").  Senior Notes LL, MM and NN were issued at 99.981%, 99.681% and 98.356% of their principal amounts, respectively.  EPO also issued an additional $400 million in principal amount of its 4.85% Senior Notes II due March 2044.  The additional Senior Notes II were issued at 100.836% of their principal amount.  Net proceeds from the issuance of these senior notes were used as follows: (i) to repay debt principal amounts outstanding under EPO's $1.5 Billion 364-Day Credit Agreement and commercial paper program (both of which were used to partially fund the cash consideration paid in Step 1 of the Oiltanking acquisition), (ii) to repay $650 million in principal amount of Senior Notes G that matured in October 2014, and (iii) for general company purposes.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the interest rate terms of our junior subordinated notes:

Series	Fixed Annual Interest Rate	Variable Annual Interest Rate Thereafter
Junior Subordinated Notes A	8.375% through August 2016 (1)	3-month LIBOR rate + 3.708% (4)
Junior Subordinated Notes B	7.034% through January 2018 (2)	Greater of: (i) 3-month LIBOR rate + 2.68% or (ii) 7.034% (5)
Junior Subordinated Notes C	7.00% through September 2017 (3)	3-month LIBOR rate + 2.778% (6)
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

Letters of Credit

At December 31, 2014, EPO had $2.5 million of letters of credit outstanding related to operations at our facilities and motor fuel tax obligations.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2014.

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2014:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
EPO $3.5 Billion Multi-Year Revolving Credit Facility	1.13% to 1.14%	1.13%
EPO $1.5 Billion 364-Day Credit Agreement	1.15% to 1.15%	1.15%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity and Distributions

Partners Equity

Partners' equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units, and Class B units) that we have outstanding.  The following table summarizes changes in the number of Enterprise's outstanding units since December 31, 2011:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at December 31, 2011	1,755,504,404	7,736,432	1,763,240,836
Common units issued in connection with underwritten offering	18,400,000	--	18,400,000
Common units issued in connection with at-the-market program	7,957,090	--	7,957,090
Common units issued in connection with DRIP and EUPP	5,629,320	--	5,629,320
Common units issued in connection with the vesting and exercise of unit options	427,828	--	427,828
Common units issued in connection with the vesting of restricted common unit awards	2,633,206	(2,633,206)	--
Common units issued in connection with the vesting of other types of equity-based awards	104,336	--	104,336
Restricted common unit awards issued	--	3,177,476	3,177,476
Forfeiture of restricted common unit awards	--	(493,730)	(493,730)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(816,482)	--	(816,482)
Number of units outstanding at December 31, 2012	1,789,839,702	7,786,972	1,797,626,674
Common units issued in connection with underwritten offering	36,800,000	--	36,800,000
Common units issued in connection with at-the-market program	15,249,378	--	15,249,378
Common units issued in connection with DRIP and EUPP	10,308,254	--	10,308,254
Common units issued in connection with the vesting and exercise of unit options	401,764	--	401,764
Common units issued in connection with the vesting of restricted common unit awards	3,770,696	(3,770,696)	--
Conversion and reclassification of Class B units to common units	9,040,862	--	9,040,862
Restricted common unit awards issued	--	3,549,052	3,549,052
Forfeiture of restricted common unit awards	--	(344,114)	(344,114)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(1,261,854)	--	(1,261,854)
Number of units outstanding at December 31, 2013	1,864,148,802	7,221,214	1,871,370,016
Common units issued in connection with at-the-market program	1,590,334	--	1,590,334
Common units issued in connection with DRIP and EUPP	9,754,227	--	9,754,227
Common units issued in connection with Step 1 of Oiltanking acquisition	54,807,352	--	54,807,352
Common units issued in connection with the vesting and exercise of unit options	1,014,108	--	1,014,108
Common units issued in connection with the vesting of phantom unit awards	23,311	--	23,311
Common units issued in connection with the vesting of restricted common unit awards	2,634,074	(2,634,074)	--
Forfeiture of restricted common unit awards	--	(357,350)	(357,350)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(894,383)	--	(894,383)
Other	17,202	--	17,202
Number of units outstanding at December 31, 2014	1,933,095,027	4,229,790	1,937,324,817

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2013, we filed with the SEC a new universal shelf registration statement (the "2013 Shelf") that replaced our prior universal shelf registration statement filed with the SEC in July 2010 (the "2010 Shelf").   The 2013 Shelf allows (and the prior 2010 Shelf allowed) Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  We used the 2013 Shelf and 2010 Shelf to facilitate the following securities offerings:

▪
We used the 2010 Shelf to issue 18,400,000 common units to the public (including an over-allotment amount of 2,400,000 common units) at an offering price of $26.54 per unit in September 2012, which generated total net cash proceeds of $473.3 million.  In addition, EPO issued $2.5 billion of unsecured senior notes during 2012 using the 2010 Shelf.

▪
We used the 2010 Shelf to issue 18,400,000 common units to the public (including an over-allotment amount of 2,400,000 common units) at an offering price of $27.28 per unit in February 2013, which generated net cash proceeds of $486.6 million.  In addition, EPO issued $2.25 billion of unsecured senior notes during 2013 using the 2010 Shelf.

▪
We used the 2013 Shelf to issue 18,400,000 common units to the public (including an over-allotment amount of 2,400,000 common units) at an offering price of $31.03 per unit in November 2013, which generated net cash proceeds of $553.0 million.

▪	We used the 2013 Shelf to issue $4.75 billion of unsecured senior notes during 2014 (see Note 12).

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

During 2014, we issued 1,590,334 common units under our at-the-market program for aggregate gross cash proceeds of $58.3 million, resulting in total net cash proceeds of $57.7 million.  During 2013, we issued 15,249,378 common units under our at-the-market program for aggregate gross cash proceeds of $460.4 million, resulting in total net cash proceeds of $456.3 million.  During 2012, we issued 7,957,090 common units under this program for aggregate gross cash proceeds of $205.4 million, resulting in total net cash proceeds of $203.8 million.  After taking into account the aggregate sales price of common units sold under our at-the-market program through December 31, 2014, we have the capacity to issue additional common units under this program up to an aggregate sales price of $1.19 billion.

We also have registration statements on file with the SEC collectively authorizing the issuance of up to 140,000,000 of our common units in connection with a distribution reinvestment plan (or "DRIP").  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  After taking into account the number of common units issued under the DRIP through December 31, 2014, we have the capacity to issue an additional 27,481,349 common units under this plan.  Activity under our DRIP for the last three fiscal years was as follows:  9,480,407 common units issued during 2014, which generated net cash proceeds of $321.3 million; 10,024,828 common units issued during 2013, which generated net cash proceeds of $287.6 million; and 5,359,696 common units issued during 2012, which generated net cash proceeds of $132.6 million.

During 2014, privately held affiliates of EPCO reinvested $100.0 million, resulting in the issuance of 2,946,241 common units under our DRIP (this amount being a component of the total common units issued under the DRIP for the year ended December 31, 2014).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with an employee unit purchase plan (or "EUPP").  After taking into account the number of common units issued under the EUPP through December 31, 2014, we may issue an additional 7,153,068 common units under this plan.  Activity under our EUPP for the last three fiscal years was as follows: 273,820 common units issued during 2014, which generated net cash proceeds of $9.8 million; 283,426 common units issued during 2013, which generated net cash proceeds of $8.5 million; and 269,624 common units issued during 2012, which generated net cash proceeds of $7.1 million.

The net cash proceeds we received from the issuance of common units during the year ended December 31, 2014 were used to temporarily reduce amounts outstanding under EPO's commercial paper program and for general company purposes.

Registration Rights Agreement. In order to fund the equity consideration paid in Step 1 of the Oiltanking acquisition (see Note 10), we issued 54,807,352 common units to OTA on October 1, 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof, and we granted OTA registration rights with respect to these common units under a Registration Rights Agreement between us and OTA (the "Registration Rights Agreement").  The Registration Rights Agreement provides that, subject to the terms and conditions set forth therein, at any time after the earlier of (i) 90 days after October 1, 2014 and (ii) the execution of definitive agreements to acquire (through merger or otherwise) all or substantially all of the Oiltanking common units not owned by Enterprise or its affiliates, OTA may request that we prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of the 54,807,352 Enterprise common units that OTA owns.  Our obligation to OTA to effect such transactions is limited to five registration statements and underwritten offerings.

Class B Units.  In connection with the TEPPCO Merger in October 2009, a privately held affiliate of EPCO exchanged a portion of its TEPPCO units (based on a 1.24 exchange ratio) for 9,040,862 of our Class B units in lieu of receiving common units.  The Class B units automatically converted into the same number of common units on the date immediately following the payment date for the sixteenth regular quarterly distribution following the closing date of the TEPPCO Merger.  The Class B units were entitled to vote together with our common units as a single class on partnership matters and generally had the same rights and privileges as our common units, except that the Class B units were not entitled to receive regular quarterly cash distributions until they automatically converted into an equal number of common units on August 8, 2013.

Treasury Units. In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, intended to repurchase up to 4,000,000 of our common units.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2014, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

A total of 2,634,074 restricted common unit awards granted to employees of EPCO vested and converted to common units during the year ended December 31, 2014. Of this amount, 894,383 were sold back to us by employees to cover related withholding tax requirements. The total cost of these treasury unit purchases was approximately $30.2 million.  We cancelled such treasury units immediately upon acquisition.  See Note 5 for additional information regarding our equity-based awards.

Two-for-One Split of Limited Partner Units. In July 2014, we announced that our general partner approved a two-for-one split of our common units. The common unit split was completed on August 21, 2014 by distributing one additional common unit for each common unit outstanding (to holders of record as of the close of business on August 14, 2014). All per unit amounts and number of Enterprise units outstanding in this annual report are presented on a post-split basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2012	$10.1	$(383.0)	$2.5	$(370.4)
Other comprehensive income before reclassifications	(46.9)	6.6	0.4	(39.9)
Amounts reclassified from accumulated other comprehensive loss	22.1	29.2	--	51.3
Total other comprehensive income (loss)	(24.8)	35.8	0.4	11.4
Balance, December 31, 2013	(14.7)	(347.2)	2.9	(359.0)
Other comprehensive income before reclassifications	161.3	--	0.4	161.7
Amounts reclassified from accumulated other comprehensive (income) loss	(76.7)	32.4	--	(44.3)
Total other comprehensive income	84.6	32.4	0.4	117.4
Balance, December 31, 2014	$69.9	$(314.8)	$3.3	$(241.6)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income for the periods indicated:

		For the Year Ended December 31,
	Location	2014	2013
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$32.4	$29.2
Commodity derivatives	Revenue	(75.0)	22.4
Commodity derivatives	Operating costs and expenses	(1.7)	(0.3)
Total		$(44.3)	$51.3

Noncontrolling Interests

Noncontrolling interests as presented on our Consolidated Financial Statements represent third party ownership interests in joint ventures that we consolidate for financial reporting purposes, including Oiltanking, Tri-States NGL Pipeline L.L.C., Independence Hub LLC, Rio Grande Pipeline Company, Wilprise Pipeline Company LLC and Enterprise EF78 LLC.

In October 2014, we recorded $1.4 billion of noncontrolling interests in connection with Step 1 of the Oiltanking acquisition. In February 2015, we acquired these noncontrolling interests in connection with the consummation of the Oiltanking Merger. See Note 10 for a discussion of these matters. Cash distributions paid in the fourth quarter of 2014 to the limited partners of Oiltanking other than EPO and its subsidiaries are presented as amounts paid to noncontrolling interests.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding noncontrolling interests as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2014	2013
Limited partners of Oiltanking other than EPO	$1,408.9	$--
Joint venture partners	220.1	225.6
Total	$1,629.0	$225.6

The following table presents the components of net income attributable to noncontrolling interests as presented on our Statements of Consolidated Operations for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Limited partners of Oiltanking other than EPO	$14.2	$--	$--
Joint venture partners	31.9	10.2	8.1
Total	$46.1	$10.2	$8.1

The following table presents cash distributions paid to and cash contributions received from noncontrolling interests as presented on our Statements of Consolidated Cash Flows and Statements of Consolidated Equity for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Cash distributions paid to noncontrolling interests:
Limited partners of Oiltanking other than EPO	$7.7	$--	$--
Joint venture partners	40.9	8.9	13.3
Total	$48.6	$8.9	$13.3

Cash contributions from noncontrolling interests:
Joint venture partners	$4.0	$115.4	$6.6

Cash Distributions

The following table presents Enterprise's declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Distribution Per Common Unit	Record Date	Payment Date
2013:
1st Quarter	$0.3350	4/30/2013	5/7/2013
2nd Quarter	$0.3400	7/31/2013	8/7/2013
3rd Quarter	$0.3450	10/31/2013	11/7/2013
4th Quarter	$0.3500	1/31/2014	2/7/2014
2014:
1st Quarter	$0.3550	4/30/2014	5/7/2014
2nd Quarter	$0.3600	7/31/2014	8/7/2014
3rd Quarter	$0.3650	10/31/2014	11/7/2014
4th Quarter	$0.3700	1/30/2015	2/6/2015

As previously noted, 9,040,862 Class B units automatically converted into an equal number of distribution-bearing common units on August 8, 2013.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the "Holdings Merger").  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular quarterly cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the "Designated Units").  Distributions paid to partners during calendar years 2012, 2013 and 2014 excluded 52,260,000, 47,400,000 and 45,120,000 Designated Units, respectively.  Distributions to be paid, if any, during calendar year 2015 will exclude 35,380,000 common units.

Note 14.  Business Segments

We have five reportable business segments: (i) NGL Pipelines & Services; (ii) Onshore Natural Gas Pipelines & Services; (iii) Onshore Crude Oil Pipelines & Services; (iv) Offshore Pipelines & Services; and (v) Petrochemical & Refined Products Services.  Our business segments are generally organized and managed according to the types of services rendered (or technologies employed) and products produced and/or sold.  Financial information regarding these segments is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing operating and financial performance.   The chief executive officer and chief operating officer of our general partner have been identified as our chief operating decision makers.  While these two officers evaluate results in a number of different ways, the business segment structure is the primary basis for which the allocation of resources and financial results are assessed.

The following information summarizes the current assets and operations of each business segment (mileage and other statistics are unaudited):

▪
Our NGL Pipelines & Services business segment includes our natural gas processing plants and related NGL marketing activities; approximately 19,300 miles of NGL pipelines; NGL and related product storage facilities; and 15 NGL fractionators.  This segment also includes our NGL import and LPG export terminal operations.

▪
Our Onshore Natural Gas Pipelines & Services business segment includes approximately 19,300 miles of onshore natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  We lease underground salt dome natural gas storage facilities located in Texas and Louisiana and own an underground salt dome storage cavern in Texas, all of which are important to our natural gas pipeline operations.  This segment also includes our related natural gas marketing activities.

▪
Our Onshore Crude Oil Pipelines & Services business segment includes approximately 5,400 miles of onshore crude oil pipelines, crude oil storage terminals located in Oklahoma and Texas, and our crude oil marketing activities.  This business also includes a fleet of approximately 560 tractor-trailer tank trucks, the majority of which we lease and operate, used to transport crude oil for us and third parties.

▪
Our Offshore Pipelines & Services business segment serves some of the most active drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama.  This segment includes approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.

▪
Our Petrochemical & Refined Products Services business segment includes (i) propylene fractionation and related operations, including approximately 680 miles of pipelines; (ii) a butane isomerization complex, associated deisobutanizer units and related pipeline assets; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,200 miles and related marketing activities; and (v) marine transportation.

All activities included in our former sixth reportable business segment, Other Investments, ceased on January 18, 2012, which was the date we discontinued using the equity method to account for our previously held investment in Energy Transfer Equity.  See Note 9 for information regarding the liquidation of our investment in Energy Transfer Equity.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations from our liquids pipelines are primarily dependent upon the volumes transported and the associated fees we charge for such transportation services.  Typically, pipeline transportation revenue is recognized when volumes are re-delivered to customers. However, under certain pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper "make-up rights").  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

However, management includes deferred transportation revenues relating to the "make-up rights" of committed shippers when reviewing the financial results of certain major new pipeline projects such as ATEX. From an internal (and segment) reporting standpoint, management considers the transportation fees paid by committed shippers on major new pipeline projects, including any non-refundable revenues that may be deferred under GAAP related to make-up rights, to be important in assessing the financial performance of these pipeline assets. Since management includes these deferred revenues in non-GAAP gross operating margin, these amounts are deducted in determining GAAP-based operating income. Our consolidated revenues do not reflect any deferred revenues until the conditions for recognizing such revenues are met in accordance with GAAP.

Several of our major new liquids pipeline projects experienced periods in 2013 and 2014 where shippers were unable to meet their contractual minimum volume commitments.  In general, we expect that these types of shortfalls will continue in 2015 due to the current business environment, with the recognition of revenue associated with past deferrals associated with make-up rights partially or entirely offsetting any new make-up right deferrals.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our measurement of non-GAAP total segment gross operating margin for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Revenues	$47,951.2	$47,727.0	$42,583.1
Subtract operating costs and expenses	(44,220.5)	(44,238.7)	(39,367.9)
Add equity in income of unconsolidated affiliates	259.5	167.3	64.3
Add depreciation, amortization and accretion expense amounts not reflected in gross operating margin	1,282.7	1,148.9	1,061.7
Add impairment charges not reflected in gross operating margin	34.0	92.6	63.4
Subtract net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin	(102.1)	(83.4)	(17.6)
Add non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin (1)	84.6	4.4	--
Subtract subsequent recognition of deferred revenues attributable to make-up rights	(2.9)	--	--
Total segment gross operating margin	$5,286.5	$4,818.1	$4,387.0

(1) Several of our major new liquids pipeline projects experienced periods in 2013 and 2014 where shippers were unable to meet their contractual minimum volume commitments.

The following table presents a reconciliation of total segment gross operating margin to operating income and further to income before income taxes for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Total segment gross operating margin	$5,286.5	$4,818.1	$4,387.0
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(1,282.7)	(1,148.9)	(1,061.7)
Subtract impairment charges not reflected in gross operating margin	(34.0)	(92.6)	(63.4)
Add net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin (see Note 20)	102.1	83.4	17.6
Subtract non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	(84.6)	(4.4)	--
Add subsequent recognition of deferred revenues attributable to make-up rights	2.9	--	--
Subtract general and administrative costs not reflected in gross operating margin	(214.5)	(188.3)	(170.3)
Operating income	3,775.7	3,467.3	3,109.2
Other expense, net	(919.1)	(802.7)	(698.4)
Income before income taxes	$2,856.6	$2,664.6	$2,410.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our consolidated financial statement totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Onshore Natural Gas Pipelines & Services	Onshore Crude Oil Pipelines & Services	Offshore Pipelines & Services	Petrochemical & Refined Products Services	Other Investments	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2014	$17,078.4	$4,182.6	$20,151.9	$150.3	$6,316.5	$--	$--	$47,879.7
Year ended December 31, 2013	17,119.1	3,522.7	20,609.1	151.7	6,258.5	--	--	47,661.1
Year ended December 31, 2012	15,158.9	3,297.7	17,661.6	182.7	6,208.9	--	--	42,509.8
Revenues from related parties:
Year ended December 31, 2014	11.4	21.2	32.4	6.5	--	--	--	71.5
Year ended December 31, 2013	1.1	15.8	41.3	7.7	--	--	--	65.9
Year ended December 31, 2012	9.5	54.9	0.1	8.8	--	--	--	73.3
Intersegment and intrasegment revenues:
Year ended December 31, 2014	13,716.5	1,106.7	12,678.7	6.5	1,779.6	--	(29,288.0)	--
Year ended December 31, 2013	11,096.6	959.7	10,222.3	9.6	1,764.0	--	(24,052.2)	--
Year ended December 31, 2012	12,500.6	871.6	6,906.9	10.4	1,758.9	--	(22,048.4)	--
Total revenues:
Year ended December 31, 2014	30,806.3	5,310.5	32,863.0	163.3	8,096.1	--	(29,288.0)	47,951.2
Year ended December 31, 2013	28,216.8	4,498.2	30,872.7	169.0	8,022.5	--	(24,052.2)	47,727.0
Year ended December 31, 2012	27,669.0	4,224.2	24,568.6	201.9	7,967.8	--	(22,048.4)	42,583.1
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2014	30.6	3.6	184.6	54.0	(13.3)	--	--	259.5
Year ended December 31, 2013	15.7	3.8	140.3	29.8	(22.3)	--	--	167.3
Year ended December 31, 2012	15.9	4.4	32.6	26.9	(17.9)	2.4	--	64.3
Gross operating margin:
Year ended December 31, 2014	2,877.7	803.3	762.5	162.0	681.0	--	--	5,286.5
Year ended December 31, 2013	2,514.4	789.0	742.7	146.1	625.9	--	--	4,818.1
Year ended December 31, 2012	2,468.5	775.5	387.7	173.0	579.9	2.4	--	4,387.0
Property, plant and equipment, net: (see Note 8)
At December 31, 2014	11,766.9	8,835.5	2,332.2	1,145.1	3,047.2	--	2,754.7	29,881.6
At December 31, 2013	9,957.8	8,917.3	1,479.9	1,223.7	2,712.4	--	2,655.5	26,946.6
At December 31, 2012	8,494.8	8,950.1	1,385.9	1,343.0	2,559.5	--	2,113.1	24,846.4
Investments in unconsolidated affiliates: (see Note 9)
At December 31, 2014	682.3	23.2	1,767.7	493.7	75.1	--	--	3,042.0
At December 31, 2013	645.5	24.2	1,165.2	531.8	70.4	--	--	2,437.1
At December 31, 2012	324.6	24.9	493.8	479.0	72.3	--	--	1,394.6
Intangible assets, net: (see Note 11)
At December 31, 2014	689.2	972.9	2,223.6	41.6	374.8	--	--	4,302.1
At December 31, 2013	285.2	1,017.8	4.5	54.7	100.0	--	--	1,462.2
At December 31, 2012	320.6	1,067.9	5.9	66.2	106.2	--	--	1,566.8
Goodwill: (see Note 11)
At December 31, 2014	2,180.4	296.3	859.9	82.0	781.3	--	--	4,199.9
At December 31, 2013	341.2	296.3	305.1	82.1	1,055.3	--	--	2,080.0
At December 31, 2012	341.2	296.3	311.2	82.1	1,056.0	--	--	2,086.8
Segment assets:
At December 31, 2014	15,318.8	10,127.9	7,183.4	1,762.4	4,278.4	--	2,754.7	41,425.6
At December 31, 2013	11,229.7	10,255.6	2,954.7	1,892.3	3,938.1	--	2,655.5	32,925.9
At December 31, 2012	9,481.2	10,339.2	2,196.8	1,970.3	3,794.0	--	2,113.1	29,894.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
NGL Pipelines & Services:
Sales of NGLs and related products	$15,460.1	$15,916.0	$14,218.5
Midstream services	1,629.7	1,204.2	949.9
Total	17,089.8	17,120.2	15,168.4
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	3,181.7	2,571.6	2,395.4
Midstream services	1,022.1	966.9	957.2
Total	4,203.8	3,538.5	3,352.6
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	19,783.9	20,371.3	17,548.7
Midstream services	400.4	279.1	113.0
Total	20,184.3	20,650.4	17,661.7
Offshore Pipelines & Services:
Sales of natural gas	0.3	0.5	0.4
Sales of crude oil	8.6	5.7	3.3
Midstream services	147.9	153.2	187.8
Total	156.8	159.4	191.5
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	5,575.5	5,568.8	5,470.9
Midstream services	741.0	689.7	738.0
Total	6,316.5	6,258.5	6,208.9
Total consolidated revenues	$47,951.2	$47,727.0	$42,583.1

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$40,464.1	$40,770.2	$36,015.5
Other operating costs and expenses (1)	2,541.8	2,310.4	2,244.9
Depreciation, amortization and accretion	1,282.7	1,148.9	1,061.7
Net gains attributable to asset sales and insurance recoveries	(102.1)	(83.4)	(17.6)
Non-cash asset impairment charges	34.0	92.6	63.4
General and administrative costs	214.5	188.3	170.3
Total consolidated costs and expenses	$44,435.0	$44,427.0	$39,538.2

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

Our largest non-affiliated customer for 2014 was Shell Oil Company and its affiliates (collectively, "Shell"), which accounted for $4.05 billion, or 8.5%, of our consolidated revenues for the year.   The following table presents our consolidated revenues from Shell by business segment for the year ended December 31, 2014:

NGL Pipelines & Services	$615.5
Onshore Natural Gas Pipelines & Services	130.3
Onshore Crude Oil Pipelines & Services	3,106.0
Offshore Pipelines & Services	6.7
Petrochemical & Refined Products Services	194.2
Total	$4,052.7

BP p.l.c. and its affiliates was our largest non-affiliated customer for 2013 and 2012, accounting for 9.0% and 9.5%, respectively, of our consolidated revenues for the years ended December 31, 2013 and 2012.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Revenues – related parties:
Unconsolidated affiliates	$71.5	$65.9	$73.3
Costs and expenses – related parties:
EPCO and affiliates	$939.9	$892.2	$816.9
Unconsolidated affiliates	183.0	160.0	40.2
Total	$1,122.9	$1,052.2	$857.1

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2014	2013
Accounts receivable - related parties:
Unconsolidated affiliates	$2.8	$6.8

Accounts payable - related parties:
EPCO and affiliates	$98.1	$116.3
Unconsolidated affiliates	20.8	34.2
Total	$118.9	$150.5

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

Relationship with EPCO and Affiliates

We have an extensive and ongoing relationship with EPCO and its privately held affiliates (including Enterprise GP, our general partner), which are not a part of our consolidated group of companies.  At December 31, 2014, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts, the beneficiaries of which include the estate of Dan L. Duncan) beneficially owned the following limited partner interests in us:

Number of Units	Percentage of Total Units Outstanding
684,721,631	35.3%

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the years ended December 31, 2014, 2013 and 2012, we paid EPCO and its privately held affiliates cash distributions totaling $877.0 million, $811.4 million and $750.2 million, respectively.

From time-to-time, EPCO and its privately held affiliates elect to reinvest a portion of the cash distributions they receive from us into the purchase of additional common units under our DRIP.  See Note 13 for information regarding reinvestments made during 2014.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 15, 2015, privately held affiliates of EPCO (together with their respective subsidiaries) pledged 180,000,000 of our common units that they own as security under such affiliates' credit facilities.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units.  A development of this nature could affect the market price of our common units.

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

The following table presents our costs and expenses attributable to the ASA and other related party transactions with EPCO for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Operating costs and expenses	$801.7	$770.7	$719.4
General and administrative expenses	138.2	121.5	97.5
Total costs and expenses	$939.9	$892.2	$816.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪
For the years ended December 31, 2014, 2013 and 2012, we paid Seaway $130.8 million, $132.4 million and $18.1 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $29.4 and $41.3 million for the years ended December 31, 2014 and 2013, respectively.

▪
We pay Promix for the transportation, storage and fractionation of NGLs.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $11.1 million, $9.8 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Expenses with Promix were $25.8 million, $28.1 million and $27.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

▪	For the year ended December 31, 2014, revenues from Texas Express for the sale of NGLs were $9.1 million.

▪	For the years ended December 31, 2014 and 2013, we paid Eagle Ford Pipeline LLC $25.8 million and $5.4 million, respectively, for crude oil transportation.

▪
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $24.5 million, $21.8 million and $19.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Prior to acquiring the remaining ownership interests in Evangeline in June 2012, we sold natural gas to Evangeline, which, in turn, used the natural gas to satisfy its supply commitments to a customer.  Revenues from Evangeline were $42.9 million for the year ended December 31, 2012.

Note 16.  Provision for Income Taxes

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the "Texas Margin Tax").  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

We recognized income tax expense of $23.1 million for the year ended December 31, 2014, of which $17.5 million was attributable to the Texas Margin Tax.  We recognized income tax expense of $57.5 million for the year ended December 31, 2013, of which $19.6 million was attributable to certain legislative changes to the Texas Margin Tax enacted during the second quarter of 2013.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our federal and state income tax provision (benefit) is summarized below:

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal	$2.2	$(0.5)	$18.9
State	13.4	19.3	28.9
Foreign	1.4	0.8	1.2
Total current	17.0	19.6	49.0
Deferred:
Federal	2.2	(0.5)	(64.7)
State	3.5	38.9	(1.4)
Foreign	0.4	(0.5)	(0.1)
Total deferred	6.1	37.9	(66.2)
Total provision for (benefit from) income taxes	$23.1	$57.5	$(17.2)

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Pre-Tax Net Book Income ("NBI")	$2,856.6	$2,664.6	$2,410.8

Texas Margin Tax (1)	$17.5	$58.3	$23.5
State income taxes (net of federal benefit)	0.2	(0.1)	5.3
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	1.5	(1.4)	(1.6)
Valuation allowance		--	(2.0)
Expiration of tax net operating loss	--	0.1	2.4
Tax gain on conversion of corporate subsidiaries into limited liability companies	--	--	(45.3)
Other permanent differences	3.9	0.6	0.5
Provision for (benefit from) income taxes	$23.1	$57.5	$(17.2)

Effective income tax rate	0.8%	2.2%	(0.7)%

(1)    Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	At December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryovers (1)	$0.3	$0.1
Employee benefit plans	0.3	0.2
Accruals	1.5	2.0
Total deferred tax assets	2.1	2.3
Less: Deferred tax liabilities:
Property, plant and equipment	64.4	59.8
Equity investment in partnerships	4.1	2.9
Total deferred tax liabilities	68.5	62.7
Total net deferred tax liabilities	$66.4	$60.4

Current portion of total net deferred tax assets	$0.2	$0.4
Long-term portion of total net deferred tax liabilities	$66.6	$60.8

(1) These losses expire in various years between 2015 and 2028 and are subject to limitations on their utilization.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Current accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.   We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2014, 2013 or 2012.

Note 17.  Earnings Per Unit

Basic earnings per unit is computed by dividing net income or loss available to our common unit holders by the weighted-average number of our distribution-bearing units outstanding during a period, which excludes the Designated Units (see Note 13) to the extent such units do not participate in the distributions to be paid with respect to such period.

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

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$2,787.4	$2,596.9	$2,419.9
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(5.2)	--	--
Net income available to common unitholders	$2,782.2	$2,596.9	$2,419.9

Basic weighted-average number of common units outstanding	1,848.7	1,788.0	1,723.6

Basic earnings per unit	$1.51	$1.45	$1.40

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$2,787.4	$2,596.9	$2,419.9

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	1,848.7	1,788.0	1,723.6
Designated Units	42.7	46.8	51.0
Class B units (2)	--	5.4	9.0
Phantom units (1)	2.9	--	--
Incremental option units	0.9	2.4	2.8
Total	1,895.2	1,842.6	1,786.4

Diluted earnings per unit	$1.47	$1.41	$1.35

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

At December 31, 2014 and 2013, our accruals for litigation contingencies were $2.4 million and $3.7 million, respectively, and were recorded in our Consolidated Balance Sheets as a component of "Other current liabilities."  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

In September 2011, ETP filed suit against us and a third party in connection with the cancelled project alleging, among other things, that we and ETP had formed a "partnership."  The case was tried in the District Court of Dallas County, Texas, 298th Judicial District.  While we firmly believe, and argued during our defense, that no agreement was ever executed forming a legal joint venture or partnership between the parties, the jury found that the actions of the two companies, nevertheless, constituted a legal partnership.  As a result, the jury found that ETP was wrongfully excluded from a subsequent pipeline project involving a third party, and awarded ETP $319.4 million in actual damages on March 4, 2014.  On July 29, 2014, the court entered judgment against us in an aggregate amount of $535.8 million, which includes (i) $319.4 million as the amount of actual damages awarded by the jury, (ii) an additional $150.0 million in disgorgement for the alleged benefit we received due to a breach of fiduciary duties by us against ETP and (iii) prejudgment interest in the amount of $66.4 million.  The court also awarded post-judgment interest on such aggregate amount, to accrue at a rate of 5%, compounded annually.

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law and intend to vigorously oppose the judgment through the appeals process.  As of December 31, 2014, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redelivery Commitments

We store natural gas, crude oil, NGLs and certain petrochemical products owned by third parties under various agreements.  Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand.  At December 31, 2014, we had approximately 9.2 trillion British thermal units ("TBtus") of natural gas, 9.3 MMBbls of crude oil, and 28.3 MMBbls of NGL and petrochemical products in our custody that were owned by third parties.  We maintain insurance coverage related to such volumes that we believe is consistent with our exposure.  See Note 19 for information regarding insurance matters.

Commitments Under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense associated with certain employees who perform management, administrative and operating functions for us (see Note 15).  See Note 5 for additional information regarding our accounting for equity-based awards.

Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2014.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Scheduled maturities of debt obligations	$21,389.2	$2,206.5	$750.0	$800.0	$350.0	$1,500.0	$15,782.7
Estimated cash interest payments	$21,303.9	$1,005.6	$968.6	$953.0	$899.6	$846.8	$16,630.3
Operating lease obligations	$542.7	$60.5	$62.0	$56.4	$48.9	$42.3	$272.6
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$2,139.7	$637.5	$539.1	$295.5	$295.5	$195.1	$177.0
NGLs	$487.0	$391.1	$26.4	$26.3	$28.9	$14.3	$--
Crude oil	$2,425.2	$2,279.1	$37.4	$37.3	$37.3	$34.1	$--
Petrochemicals & refined products	$1,499.3	$956.7	$493.1	$49.5	$--	$--	$--
Other	$71.8	$38.1	$9.2	$6.9	$4.2	$4.2	$9.2
Underlying major volume commitments:
Natural gas (in TBtus)	879	255	219	128	128	82	67
NGLs (in MMBbls)	30	17	3	4	4	2	--
Crude oil (in MMBbls)	41	38	1	1	1	--	--
Petrochemicals & refined products (in MMBbls)	23	15	7	1	--	--	--
Service payment commitments	$850.8	$200.6	$181.4	$154.9	$86.7	$66.1	$161.1
Capital expenditure commitments	$1,299.8	$1,299.8	$--	$--	$--	$--	$--

Scheduled Maturities of Long-Term Debt.  We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the periods presented.  See Note 12 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments.  Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2014 and the contractually scheduled maturities of such balances.  With respect to our variable-rate debt obligation, we applied the weighted-average interest rate paid during 2014 to determine the estimated cash payments.  See Note 12 for the weighted-average variable interest rates charged in 2014.   Our estimated cash payments for interest are significantly influenced by the long-term maturities of our $1.53 billion in junior subordinated notes.  Our estimated cash payments for interest assume that these subordinated notes are not repaid prior to their respective maturity dates.  We applied the current fixed interest rate through the respective maturity date for each junior subordinated note to determine the estimated cash payments for interest.

Operating Lease Obligations.  We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Amounts shown in the preceding table represent minimum cash lease payment obligations under our operating leases with terms in excess of one year.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our significant lease agreements consist of (i) the lease of underground storage caverns for natural gas and NGLs, (ii) leased office space with affiliates of EPCO and (iii) land held pursuant to right-of-way agreements.  Currently, our significant lease agreements have terms that range from 5 to 30 years.  The agreements for leased office space with affiliates of EPCO and underground NGL storage caverns we lease from a third party include renewal options that could extend these contracts for up to an additional 20 years.  The remainder of our significant lease agreements do not provide for additional renewal terms.

Lease expense is charged to operating costs and expenses on a straight-line basis over the period of expected economic benefit.  Contingent rental payments are expensed as incurred.  We are generally required to perform routine maintenance on the underlying leased assets.  In addition, certain leases give us the option to make leasehold improvements.  Maintenance and repairs of leased assets resulting from our operations are charged to expense as incurred.  We did not make any significant leasehold improvements during the years ended December 31, 2014, 2013 or 2012.

Consolidated costs and expenses include lease and rental expense amounts of $94.2 million, $87.6 million and $95.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Purchase Obligations.  We define purchase obligations as agreements to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

▪
We have long and short-term product purchase obligations for natural gas, NGLs, crude oil, petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table shows our volume commitments and estimated payment obligations under these contracts for the periods presented.  Our estimated future payment obligations are based on the contractual price in each agreement at December 31, 2014 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.  At December 31, 2014, we did not have any significant product purchase commitments with fixed or minimum pricing provisions with remaining terms in excess of one year.

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

Other Long-Term Liabilities

The following table summarizes the components of "Other long-term liabilities" as presented on Consolidated Balance Sheets at the dates indicated:

	December 31,
	2014	2013
Noncurrent portion of asset retirement obligations (see Note 8)	$83.2	$82.5
Deferred revenues – non-current portion (see Note 2)	73.0	54.6
Liquidity Option Agreement (see Note 10)	119.4	--
Centennial guarantees	7.0	7.8
Other	28.2	27.4
Total	$310.8	$172.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liquidity Option Agreement

On October 1, 2014, we issued 54,807,352 Enterprise common units to OTA, a U.S. corporation, in connection with Step 1 of the Oiltanking acquisition (see Note 10). In connection with Step 1 of this transaction, we entered into a put option (the "Liquidity Option Agreement") with OTA and Marquard & Bahls ("M&B," a German corporation), the ultimate parent company of OTA, whereby we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020. At that time, OTA's only significant asset would be the Enterprise common units it received in Step 1 of the Oiltanking acquisition, to the extent that such common units are not sold by M&B prior to the option exercise date pursuant to the related Registration Rights Agreement (see Note 13) or otherwise.

If M&B exercises the put option, any assets or liabilities held by OTA at the time of exercise (e.g., any deferred tax liability), including any Enterprise common units held by OTA, will be indirectly acquired by us upon receipt of OTA's capital stock. The aggregate consideration to be paid by us for OTA's capital stock would equal 100% of the then-current fair market value of the Enterprise common units owned by OTA at the exercise date. The fair market value would be determined by multiplying the number of Enterprise common units owned by OTA at the time of exercise by the volume-weighted sales price per unit of Enterprise common units as reported by the NYSE (or other national securities exchange, as applicable) for the ten consecutive trading days preceding the exercise. The consideration paid may be in the form of newly issued Enterprise common units, cash or any mix thereof, as determined solely by us. Enterprise has the ability to issue the requisite number of common units needed to satisfy any potential obligation under the Liquidity Option Agreement. The Liquidity Option Agreement contains indemnification by M&B for certain specified liabilities of OTA following the closing of any exercise of the Liquidity Option, and certain conditions to closing.

If a defined "Trigger Event" occurs, the Liquidity Option may be exercised earlier within a 135-day period following notice of such event. Pursuant to the Liquidity Option Agreement, a "Trigger Event" means:

▪
any transaction, event, circumstance, condition or state of facts by which the Enterprise common units (or any other reference security) cease to be "regularly traded" within the meaning of Section 897 of the U.S. Internal Revenue Code (the "Code") and the Treasury Regulations thereunder;

▪
any transaction, event, circumstance, condition or state of facts by which OTA becomes the owner, for purposes of Section 897 of the Code, of Enterprise common units (or any other reference security) representing more than 5% of all outstanding Enterprise common units (or such reference securities) other than as a result solely of the acquisition of additional Enterprise common units or other reference securities by OTA, M&B or any affiliate after the date of the Liquidity Option Agreement; or

▪	any "Enterprise Tax Event" as defined in the agreement, which includes certain events in which OTA would recognize taxable gain on the Enterprise common units owned by OTA.

The aggregate consideration to be paid by us for the Option Securities in connection with an exercise of the option due to a Trigger Event will be solely cash, determined in the same manner as the price otherwise payable upon the exercise of the Liquidity Option in the absence of a Trigger Event.

Based on currently available information, we assigned a provisional fair value of $119.4 million to the Liquidity Option Agreement using an income approach, specifically, a discounted cash flow analysis. This amount represents the present value of estimated federal and state income tax payments that we would make on the taxable income of OTA, a corporation, over a stated period of time following exercise of the option. We expect that OTA's taxable income would, in turn, be based on an allocation of our partnership's taxable income to the common units held by OTA and reflect any tax mitigation strategies we believe could be employed.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our provisional valuation estimate method is based on significant inputs that are not observable in the market (i.e., Level 3 inputs). Key assumptions in our base case include:

▪	OTA remains in existence for 30 years following exercise of option;

▪	Annual growth rates of our partnership's earnings before interest, taxes, depreciation and amortization ranging from 3% to 14%;

▪	OTA ownership interest in Enterprise common units ranging from 1.9% to 2.8%;

▪
OTA assumes approximately $2.2 billion of long-term debt (30-year maturity) from EPO immediately after the option is exercised. The interest rate on this debt approximates 4.9% and is based on a recently completed debt offering with a similar tenure;

▪	Forecasted yield on Enterprise common units of 4% to 5.5%;

▪	OTA pays an aggregate federal and state income tax rate of 38% on its taxable income; and

▪	Discount rate of 7.4% based on our weighted-average cost of capital at October 1, 2014.

Furthermore, our valuation estimate incorporates five probability weighted cases reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option. The following table summarizes these additional assumptions and presents their impact on the determining the provisional valuation estimate:

Scenario	Number of Enterprise Common Units Held at Exercise Date	Discounted Cash Flows	Probability Assigned to Each Scenario	Probability Weighted Cash Flows
	(in millions)
M&B exercises option; OTA owns 100% of units	54.8	$164.7	50%	$82.4
M&B exercises option; OTA owns 75% of units	41.1	123.5	20%	24.7
M&B exercises option; OTA owns 50% of units	27.4	82.4	10%	8.2
M&B exercises option; OTA owns 25% of units	13.7	41.2	10%	4.1
M&B does not exercise option	--	--	10%	--
Totals			100%	$119.4

We believe the information gathered to date provides a reasonable basis for estimating the fair value of the Liquidity Option Agreement, but we are awaiting the availability of certain 2014 federal income tax return calculations that are necessary to finalize our fair value estimate. Thus, our provisional measurement of fair value of $119.4 million is subject to change. We expect to finalize the initial fair value for the Liquidity Option Agreement as soon as practicable but no later than one year from the acquisition date.

The liability recorded for the Liquidity Option Agreement is a component of "Other long-term liabilities" on our Consolidated Balance Sheet at December 31, 2014. Subsequent changes in the fair value of this option (other than those attributable to the finalization of our purchase price allocation as discussed in Note 10) will be recorded in earnings each reporting period until the option expires or is exercised.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Centennial guarantees

At December 31, 2014, Centennial's debt obligations consisted of $75.8 million borrowed under a master shelf loan agreement.  Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial's assets and severally guaranteed 50% by us and 50% by our joint venture partner in Centennial.  If Centennial were to default on its debt obligations, we and our joint venture partner would each be required to make an approximate $37.9 million payment to Centennial's lenders in connection with the guarantee agreements (based on Centennial's debt principal outstanding at December 31, 2014).  We recognized a liability of $5.4 million for our share of the Centennial debt guaranty at December 31, 2014.

In lieu of Centennial procuring insurance to satisfy third party claims arising from a catastrophic event, we and Centennial's other joint venture partner have entered a limited cash call agreement.  We are obligated to contribute up to a maximum of $50.0 million in the event of a catastrophic event.  At December 31, 2014, we have a recorded liability of $2.4 million representing the estimated fair value of our cash call guaranty.  Our cash contributions to Centennial under the agreement may be covered by our other insurance policies depending on the nature of the catastrophic event.

Note 19.  Significant Risks and Uncertainties

Nature of Operations in Midstream Energy Industry

Our operations are within the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, refined products and certain petrochemicals.  We also market natural gas, NGLs, crude oil and other hydrocarbon products.   A reduction in demand for our processing, transportation or other midstream services by domestic producers, whether because of low prices for crude oil, NGLs, natural gas or other reasons that negatively impact upstream production activity, could adversely affect our financial position, results of operations and cash flows.  In addition, a reduction in demand for natural gas, NGLs, crude oil, refined products, petrochemicals and other hydrocarbon products by the petrochemical, refining or heating industries, whether because of general economic conditions; reduced demand by customers; increased competition from other products due to pricing differences; adverse weather conditions; government regulations affecting energy commodity prices, production levels of hydrocarbons or the content of motor gasoline; or for other reasons, could adversely affect our financial position, results of operations and cash flows.

Credit Risk Due to Industry Concentrations

A substantial portion of our revenues are derived from companies in the domestic natural gas, NGL and petrochemical industries.  This concentration could affect our overall exposure to credit risk since these customers may be affected by similar economic or other conditions.  We generally do not require collateral for our accounts receivable; however, we do attempt to negotiate offset, prepayment, or automatic debit agreements with customers that are deemed to be credit risks in order to minimize our potential exposure to any defaults.  Our largest non-affiliated customer for 2014 was Shell, which accounted for 8.5% of our consolidated revenues for this period.

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

In addition, we do not recognize gains related to insurance recoveries until all contingencies related to such proceeds have been resolved, that is, a non-refundable cash payment is received from the insurance carrier or we have a binding settlement agreement with the carrier that clearly states that a non-refundable payment will be made.  To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, on our Consolidated Balance Sheets and presented as "Capital expenditures" on our Statements of Consolidated Cash Flows.

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

We received $95.0 million, $15.0 million and $30.0 million of nonrefundable insurance proceeds during the years ended December 31, 2014, 2013 and 2012, respectively, attributable to property damage claims we filed in connection with a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  Operating income for the years ended December 31, 2014, 2013 and 2012 includes $95.0 million, $15.0 million and $30.0 million of gains, respectively, related to these insurance recoveries.  The amounts we received during the first quarter of 2014 represent the final payments on this property damage claim.

        Due to the high cost of windstorm insurance coverage for our offshore Gulf of Mexico assets, we elected to self-insure these assets during the annual policy period extending from June 2013 to June 2014.  We continue to self-insure these assets for the current annual policy period, which extends from June 2014 to June 2015.  Although EPCO's current insurance program does not provide any windstorm coverage for our offshore assets, producers affiliated with our Independence Hub and Marco Polo platforms continue to provide certain levels of physical damage windstorm coverage for each of these offshore assets.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Decrease (increase) in:
Accounts receivable – trade	$1,685.4	$(1,136.2)	$161.5
Accounts receivable – related parties	3.8	(3.6)	35.3
Inventories	(105.6)	38.6	(227.8)
Prepaid and other current assets	(74.6)	(6.3)	(12.6)
Other assets	18.7	2.4	(39.6)
Increase (decrease) in:
Accounts payable – trade	(141.0)	(10.1)	34.1
Accounts payable – related parties	(31.6)	23.6	(84.3)
Accrued product payables	(1,647.8)	1,043.8	(422.5)
Accrued interest	31.3	3.5	12.7
Other current liabilities	141.3	(35.1)	(14.4)
Other liabilities	11.9	(18.2)	(24.9)
Net effect of changes in operating accounts	$(108.2)	$(97.6)	$(582.5)

Cash payments for interest, net of $77.9, $133.0 and $116.8 capitalized in 2014, 2013 and 2012, respectively	$832.1	$781.5	$757.3

Cash payments for federal and state income taxes	$16.1	$35.0	$44.8

We incurred liabilities for construction in progress that had not been paid at December 31, 2014, 2013 and 2012 of $372.8 million, $205.3 million and $221.7 million, respectively.  Such amounts are not included under the caption "Capital expenditures" on the Statements of Consolidated Cash Flows.

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

The following table presents our cash proceeds from asset sales and insurance recoveries for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Sale of Energy Transfer Equity common units (see Note 9)	$--	$--	$1,095.3
Sale of Stratton Ridge-to-Mont Belvieu segment of Seminole Pipeline (see Note 8)	--	86.9	--
Sales of pipeline line fill	27.5	65.0	--
Sale of lubrication oil and specialty chemical distribution assets	--	35.3	--
Sale of chemical trucking assets	--	29.5	--
Insurance recoveries attributable to West Storage claims (see Note 19)	95.0	15.0	30.0
Other cash proceeds	22.8	48.9	73.5
Total	$145.3	$280.6	$1,198.8

The following table presents net gains (losses) attributable to asset sales and insurance recoveries for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
Sale of Energy Transfer Equity common units (see Note 9)	$--	$--	$68.8
Sale of Stratton Ridge-to-Mont Belvieu segment of Seminole Pipeline (see Note 8)	--	52.5	--
Net gains (losses) attributable to other asset sales	7.1	15.8	(12.4)
Gains attributable to insurance recoveries (see Note 19)	95.0	15.0	30.0
Total	$102.1	$83.3	$86.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 10 for information regarding non-cash consideration we issued in connection with Step 1 of the Oiltanking acquisition.

See Note 13 for information regarding cash contributions and distributions attributable to noncontrolling interests as seen on the Statements of Consolidated Cash Flows.

Note 21.  Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2014:
Revenues	$12,909.9	$12,520.8	$12,330.2	$10,190.3
Operating income	1,032.7	884.3	937.7	921.0
Net income	806.7	646.5	699.2	681.1
Net income attributable to limited partners	798.8	637.7	691.1	659.8

Earnings per unit:
Basic	$0.44	$0.35	$0.38	$0.35
Diluted	$0.43	$0.34	$0.37	$0.34

For the Year Ended December 31, 2013:
Revenues	$11,383.1	$11,149.3	$12,093.3	$13,101.3
Operating income	957.7	774.2	819.9	915.5
Net income	755.3	553.3	592.8	705.7
Net income attributable to limited partners	753.5	552.5	592.0	698.9

Earnings per unit:
Basic	$0.43	$0.31	$0.33	$0.38
Diluted	$0.41	$0.30	$0.32	$0.37

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

Enterprise Products Partners L.P.
Condensed Consolidating Balance Sheet
December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$18.7	$70.4	$(14.7)	$74.4	$--	$--	$74.4
Accounts receivable – trade, net	1,128.5	2,698.2	(3.7)	3,823.0	--	--	3,823.0
Accounts receivable – related parties	158.8	1,114.6	(1,266.6)	6.8	--	(4.0)	2.8
Inventories	831.8	182.8	(0.4)	1,014.2	--	--	1,014.2
Prepaid and other current assets	537.7	346.3	(308.5)	575.5	--	0.8	576.3
Total current assets	2,675.5	4,412.3	(1,593.9)	5,493.9	--	(3.2)	5,490.7
Property, plant and equipment, net	2,871.7	26,912.0	97.9	29,881.6	--	--	29,881.6
Investments in unconsolidated affiliates	36,937.5	3,556.4	(37,451.9)	3,042.0	18,187.2	(18,187.2)	3,042.0
Intangible assets, net	2,527.3	1,292.4	482.4	4,302.1	--	--	4,302.1
Goodwill	1,956.1	1,621.1	622.7	4,199.9	--	--	4,199.9
Other assets	139.3	45.8	(0.7)	184.4	--	--	184.4
Total assets	$47,107.4	$37,840.0	$(37,843.5)	$47,103.9	$18,187.2	$(18,190.4)	$47,100.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,206.4	$--	$--	$2,206.4	$--	$--	$2,206.4
Accounts payable – trade	216.6	571.4	(14.8)	773.2	0.6	--	773.8
Accounts payable – related parties	1,226.5	173.3	(1,280.9)	118.9	4.0	(4.0)	118.9
Accrued product payables	1,570.0	2,287.9	(4.6)	3,853.3	--	--	3,853.3
Accrued interest	335.4	0.7	(0.6)	335.5	--	--	335.5
Other current liabilities	130.8	763.7	(308.7)	585.8	--	--	585.8
Total current liabilities	5,685.7	3,797.0	(1,609.6)	7,873.1	4.6	(4.0)	7,873.7
Long-term debt	19,142.5	14.9	--	19,157.4	--	--	19,157.4
Deferred tax liabilities	4.9	58.5	(0.9)	62.5	--	4.1	66.6
Other long-term liabilities	10.9	180.8	(0.3)	191.4	119.4	--	310.8
Commitments and contingencies	--
Equity:
Partners' and other owners' equity	22,263.4	33,720.6	(37,820.6)	18,163.4	18,063.2	(18,163.4)	18,063.2
Noncontrolling interests	--	68.2	1,587.9	1,656.1	--	(27.1)	1,629.0
Total equity	22,263.4	33,788.8	(36,232.7)	19,819.5	18,063.2	(18,190.5)	19,692.2
Total liabilities and equity	$47,107.4	$37,840.0	$(37,843.5)	$47,103.9	$18,187.2	$(18,190.4)	$47,100.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$32,468.5	$32,488.2	$(17,005.5)	$47,951.2	$--	$--	$47,951.2
Costs and expenses:
Operating costs and expenses	31,579.2	29,647.6	(17,006.3)	44,220.5	--	--	44,220.5
General and administrative costs	39.1	173.2	--	212.3	2.2	--	214.5
Total costs and expenses	31,618.3	29,820.8	(17,006.3)	44,432.8	2.2	--	44,435.0
Equity in income of unconsolidated affiliates	2,865.2	354.3	(2,960.0)	259.5	2,789.6	(2,789.6)	259.5
Operating income	3,715.4	3,021.7	(2,959.2)	3,777.9	2,787.4	(2,789.6)	3,775.7
Other income (expense):
Interest expense	(921.3)	(2.5)	2.8	(921.0)	--	--	(921.0)
Other, net	3.4	1.3	(2.8)	1.9	--	--	1.9
Total other expense, net	(917.9)	(1.2)	--	(919.1)	--	--	(919.1)
Income before income taxes	2,797.5	3,020.5	(2,959.2)	2,858.8	2,787.4	(2,789.6)	2,856.6
Provision for income taxes	(11.5)	(9.8)	0.2	(21.1)	--	(2.0)	(23.1)
Net income	2,786.0	3,010.7	(2,959.0)	2,837.7	2,787.4	(2,791.6)	2,833.5
Net loss (income) attributable to noncontrolling interests	--	0.4	(51.5)	(51.1)	--	5.0	(46.1)
Net income attributable to entity	$2,786.0	$3,011.1	$(3,010.5)	$2,786.6	$2,787.4	$(2,786.6)	$2,787.4

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$30,007.4	$31,641.3	$(13,921.7)	$47,727.0	$--	$--	$47,727.0
Costs and expenses:
Operating costs and expenses	29,176.7	28,983.7	(13,921.7)	44,238.7	--	--	44,238.7
General and administrative costs	29.1	157.0	--	186.1	2.2	--	188.3
Total costs and expenses	29,205.8	29,140.7	(13,921.7)	44,424.8	2.2	--	44,427.0
Equity in income of unconsolidated affiliates	2,609.0	204.8	(2,646.5)	167.3	2,599.1	(2,599.1)	167.3
Operating income	3,410.6	2,705.4	(2,646.5)	3,469.5	2,596.9	(2,599.1)	3,467.3
Other income (expense):
Interest expense	(800.8)	(1.7)	--	(802.5)	--	--	(802.5)
Other, net	0.3	(0.5)	--	(0.2)	--	--	(0.2)
Total other expense, net	(800.5)	(2.2)	--	(802.7)	--	--	(802.7)
Income before income taxes	2,610.1	2,703.2	(2,646.5)	2,666.8	2,596.9	(2,599.1)	2,664.6
Provision for income taxes	(13.9)	(42.6)	--	(56.5)	--	(1.0)	(57.5)
Net income	2,596.2	2,660.6	(2,646.5)	2,610.3	2,596.9	(2,600.1)	2,607.1
Net loss (income) attributable to noncontrolling interests	--	(1.2)	(12.9)	(14.1)	--	3.9	(10.2)
Net income attributable to entity	$2,596.2	$2,659.4	$(2,659.4)	$2,596.2	$2,596.9	$(2,596.2)	$2,596.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments		Consolidated Total
Comprehensive income	$2,856.4	$3,057.6	$(2,958.9)	$2,955.1	$2,904.8		$(2,909.0)	$2,950.9
Comprehensive loss (income) attributable to noncontrolling interests	--	0.4	(51.5)	(51.1)	--	5.0		(46.1)
Comprehensive income attributable to entity	$2,856.4	$3,058.0	$(3,010.4)	$2,904.0	$2,904.8	$(2,904.0	) )	$2,904.8

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

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2012

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments		Consolidated Total
Comprehensive income	$2,375.8	$2,433.9	$(2,398.3)	$2,411.4	$2,400.9		$(2,403.3)	$2,409.0
Comprehensive income attributable to noncontrolling interests	--	(5.1)	(5.3)	(10.4)	--	2.3		(8.1)
Comprehensive income attributable to entity	$2,375.8	$2,428.8	$(2,403.6)	$2,401.0	$2,400.9	$(2,401.0	) )	$2,400.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,786.0	$3,010.7	$(2,959.0)	$2,837.7	$2,787.4	$(2,791.6)	$2,833.5
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	153.0	1,208.0	(0.5)	1,360.5	--	--	1,360.5
Equity in income of unconsolidated affiliates	(2,865.2)	(354.3)	2,960.0	(259.5)	(2,789.6)	2,789.6	(259.5)
Distributions received from unconsolidated affiliates	4,539.9	327.1	(4,491.9)	375.1	2,702.9	(2,702.9)	375.1
Net effect of changes in operating accounts and other operating activities	(627.0)	479.4	5.7	(141.9)	(7.5)	2.0	(147.4)
Net cash flows provided by operating activities	3,986.7	4,670.9	(4,485.7)	4,171.9	2,693.2	(2,702.9)	4,162.2
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(647.9)	(2,216.1)	--	(2,864.0)	--	--	(2,864.0)
Cash used for business combinations, net of cash received	(2,437.5)	20.7	--	(2,416.8)	--	--	(2,416.8)
Proceeds from asset sales and insurance recoveries	4.3	141.0	--	145.3	--	--	145.3
Other investing activities	(2,603.4)	(660.0)	2,601.0	(662.4)	(384.6)	384.6	(662.4)
Cash used in investing activities	(5,684.5)	(2,714.4)	2,601.0	(5,797.9)	(384.6)	384.6	(5,797.9)
Financing activities:
Borrowings under debt agreements	18,361.1	--	--	18,361.1	--	--	18,361.1
Repayments of debt	(14,341.1)	--	--	(14,341.1)	--	--	(14,341.1)
Cash distributions paid to partners	(2,702.9)	(4,537.8)	4,537.8	(2,702.9)	(2,638.1)	2,702.9	(2,638.1)
Cash payments made in connection with DERs	--	--	--	--	(3.7)	--	(3.7)
Cash distributions paid to noncontrolling interests	--	(2.7)	(45.9)	(48.6)	--	--	(48.6)
Cash contributions from noncontrolling interests	--	--	4.0	4.0	--	--	4.0
Net cash proceeds from issuance of common units	--	--	--	--	388.8	--	388.8
Cash contributions from owners	384.6	2,604.9	(2,604.9)	384.6	--	(384.6)	--
Other financing activities	(13.6)	--	--	(13.6)	(55.6)	--	(69.2)
Cash provided by (used in) financing activities	1,688.1	(1,935.6)	1,891.0	1,643.5	(2,308.6)	2,318.3	1,653.2
Net change in cash and cash equivalents	(9.7)	20.9	6.3	17.5	--	--	17.5
Cash and cash equivalents, January 1	28.4	49.5	(21.0)	56.9	--	--	56.9
Cash and cash equivalents, December 31	$18.7	$70.4	$(14.7)	$74.4	$--	$--	$74.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,596.2	$2,660.6	$(2,646.5)	$2,610.3	$2,596.9	$(2,600.1)	$2,607.1
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	143.5	1,072.8	1.3	1,217.6	--	--	1,217.6
Equity in income of unconsolidated affiliates	(2,609.0)	(204.8)	2,646.5	(167.3)	(2,599.1)	2,599.1	(167.3)
Distributions received from unconsolidated affiliates	4,523.2	233.7	(4,505.3)	251.6	2,454.4	(2,454.4)	251.6
Net effect of changes in operating accounts and other operating activities	(1,351.0)	1,323.4	(10.1)	(37.7)	(7.8)	2.0	(43.5)
Net cash flows provided by operating activities	3,302.9	5,085.7	(4,514.1)	3,874.5	2,444.4	(2,453.4)	3,865.5
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(517.8)	(2,864.4)	--	(3,382.2)	--	--	(3,382.2)
Proceeds from asset sales and insurance recoveries	59.6	221.0	--	280.6	--	--	280.6
Other investing activities	(3,163.6)	(769.5)	2,777.2	(1,155.9)	(1,791.1)	1,791.1	(1,155.9)
Cash used in investing activities	(3,621.8)	(3,412.9)	2,777.2	(4,257.5)	(1,791.1)	1,791.1	(4,257.5)
Financing activities:
Borrowings under debt agreements	13,852.8	--	--	13,852.8	--	--	13,852.8
Repayments of debt	(12,650.8)	(29.8)	--	(12,680.6)	--	--	(12,680.6)
Cash distributions paid to partners	(2,453.4)	(4,514.1)	4,514.1	(2,453.4)	(2,400.4)	2,453.5	(2,400.3)
Cash distributions paid to noncontrolling interests	--	--	(8.9)	(8.9)	--	--	(8.9)
Cash contributions from noncontrolling interests	--	--	115.4	115.4	--	--	115.4
Net cash proceeds from issuance of common units	--	--	--	--	1,792.0	--	1,792.0
Cash contributions from owners	1,791.2	2,892.6	(2,892.6)	1,791.2	--	(1,791.2)	--
Other financing activities	(192.5)	--	--	(192.5)	(45.1)	--	(237.6)
Cash provided by (used in) financing activities	347.3	(1,651.3)	1,728.0	424.0	(653.5)	662.3	432.8
Net change in cash and cash equivalents	28.4	21.5	(8.9)	41.0	(0.2)	--	40.8
Cash and cash equivalents, January 1	--	28.0	(12.1)	15.9	0.2	--	16.1
Cash and cash equivalents, December 31	$28.4	$49.5	$(21.0)	$56.9	$--	$--	$56.9

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