Form 10-Q
period 2015-03-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2015-05-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐   No ☑

There were 1,991,455,631 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2015.  Our common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$81.1	$74.4
Restricted cash	28.2	--
Accounts receivable – trade, net of allowance for doubtful accounts of $14.3 at March 31, 2015 and $13.9 at December 31, 2014	2,985.1	3,823.0
Accounts receivable – related parties	3.4	2.8
Inventories	855.4	1,014.2
Prepaid and other current assets	481.6	576.3
Total current assets	4,434.8	5,490.7
Property, plant and equipment, net	30,367.6	29,881.6
Investments in unconsolidated affiliates	3,064.9	3,042.0
Intangible assets, net of accumulated amortization of $1,285.1 at March 31, 2015 and $1,246.3 at December 31, 2014 (see Note 8)	2,804.1	4,302.1
Goodwill (see Note 8)	5,654.0	4,199.9
Other assets	179.9	184.4
Total assets	$46,505.3	$47,100.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 9)	$1,399.8	$2,206.4
Accounts payable – trade	704.5	773.8
Accounts payable – related parties	49.3	118.9
Accrued product payables	3,085.2	3,853.3
Accrued interest	180.0	335.5
Other current liabilities	457.1	585.8
Total current liabilities	5,875.9	7,873.7
Long-term debt (see Note 9)	20,192.2	19,157.4
Deferred tax liabilities	68.0	66.6
Other long-term liabilities	311.1	310.8
Commitments and contingencies (see Note 14)
Equity:
Partners’ equity:
Limited partners:
Common units (1,988,553,334 units outstanding at March 31, 2015 and 1,937,324,817 units outstanding at December 31, 2014)	20,098.9	18,304.8
Accumulated other comprehensive loss	(263.2)	(241.6)
Total partners’ equity	19,835.7	18,063.2
Noncontrolling interests (see Note 10)	222.4	1,629.0
Total equity	20,058.1	19,692.2
Total liabilities and equity	$46,505.3	$47,100.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Third parties	$7,466.4	$12,874.4
Related parties	6.1	35.5
Total revenues (see Note 11)	7,472.5	12,909.9
Costs and expenses:
Operating costs and expenses:
Third parties	6,384.3	11,618.4
Related parties	232.1	262.1
Total operating costs and expenses	6,616.4	11,880.5
General and administrative costs:
Third parties	20.3	23.0
Related parties	29.0	30.2
Total general and administrative costs	49.3	53.2
Total costs and expenses (see Note 11)	6,665.7	11,933.7
Equity in income of unconsolidated affiliates	89.2	56.5
Operating income	896.0	1,032.7
Other income (expense):
Interest expense	(239.1)	(220.9)
Other, net	0.5	(0.3)
Total other expense, net	(238.6)	(221.2)
Income before income taxes	657.4	811.5
Provision for income taxes	(6.8)	(4.8)
Net income	650.6	806.7
Net income attributable to noncontrolling interests (see Note 10)	(14.5)	(7.9)
Net income attributable to limited partners	$636.1	$798.8

Earnings per unit: (see Note 13)
Basic earnings per unit	$0.33	$0.44
Diluted earnings per unit	$0.32	$0.43

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2015	2014

Net income	$650.6	$806.7
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	30.8	(9.2)
Reclassification of losses (gains) to net income	(61.1)	16.0
Interest rate derivative instruments:
Reclassification of losses to net income	8.7	7.9
Total other comprehensive income (loss)	(21.6)	14.7
Comprehensive income	629.0	821.4
Comprehensive income attributable to noncontrolling interests	(14.5)	(7.9)
Comprehensive income attributable to limited partners	$614.5	$813.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$650.6	$806.7
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	367.4	319.9
Non-cash asset impairment charges (see Note 4)	33.3	8.8
Equity in income of unconsolidated affiliates	(89.2)	(56.5)
Distributions received from unconsolidated affiliates	134.4	71.7
Net gains attributable to asset sales and insurance recoveries (see Note 15)	(0.1)	(89.6)
Deferred income tax expense	1.5	0.2
Changes in fair market value of derivative instruments	(4.6)	(7.8)
Net effect of changes in operating accounts (see Note 15)	(139.0)	342.5
Other operating activities	(0.3)	8.2
Net cash flows provided by operating activities	954.0	1,404.1
Investing activities:
Capital expenditures	(812.8)	(699.7)
Contributions in aid of construction costs	19.6	4.3
Decrease (increase) in restricted cash	(28.2)	22.3
Investments in unconsolidated affiliates	(68.3)	(284.7)
Proceeds from asset sales and insurance recoveries (see Note 15)	0.5	96.3
Other investing activities	0.1	--
Cash used in investing activities	(889.1)	(861.5)
Financing activities:
Borrowings under debt agreements	9,182.5	4,181.5
Repayments of debt	(8,953.2)	(3,160.0)
Debt issuance costs	(0.1)	(15.9)
Cash distributions paid to limited partners (see Note 10)	(703.8)	(639.2)
Cash payments made in connection with distribution equivalent rights	(1.2)	--
Cash distributions paid to noncontrolling interests	(16.5)	(8.0)
Cash contributions from noncontrolling interests	4.0	--
Net cash proceeds from the issuance of common units	468.4	83.0
Other financing activities	(38.3)	(52.5)
Cash provided by (used in) financing activities	(58.2)	388.9
Net change in cash and cash equivalents	6.7	931.5
Cash and cash equivalents, January 1	74.4	56.9
Cash and cash equivalents, March 31	$81.1	$988.4

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 10 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2014	$18,304.8	$(241.6)	$1,629.0	$19,692.2
Net income	636.1	--	14.5	650.6
Cash distributions paid to limited partners	(703.8)	--	--	(703.8)
Cash payments made in connection with distribution equivalent rights	(1.2)	--	--	(1.2)
Cash distributions paid to noncontrolling interests	--	--	(16.5)	(16.5)
Cash contributions from noncontrolling interests	--	--	4.0	4.0
Common units issued in connection with Step 2 of Oiltanking acquisition	1,408.7	--	(1,408.7)	--
Net cash proceeds from the issuance of common units	468.4	--	--	468.4
Amortization of fair value of equity-based awards	23.3	--	--	23.3
Cash flow hedges	--	(21.6)	--	(21.6)
Other	(37.4)	--	0.1	(37.3)
Balance, March 31, 2015	$20,098.9	$(263.2)	$222.4	$20,058.1

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2013	$15,573.8	$(359.0)	$225.6	$15,440.4
Net income	798.8	--	7.9	806.7
Cash distributions paid to limited partners	(639.2)	--	--	(639.2)
Cash distributions paid to noncontrolling interests	--	--	(8.0)	(8.0)
Net cash proceeds from the issuance of common units	83.0	--	--	83.0
Amortization of fair value of equity-based awards	17.4	--	--	17.4
Cash flow hedges	--	14.7	--	14.7
Other	(50.6)	--	(2.4)	(53.0)
Balance, March 31, 2014	$15,783.2	$(344.3)	$223.1	$15,662.0

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

KEY REFERENCES USED IN THESE
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references to “we,” “us,” “our,” “Enterprise” or “Enterprise Products Partners” are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise, and its consolidated subsidiaries, through which Enterprise Products Partners L.P. conducts its business.  Enterprise is managed by its general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a privately held Texas limited liability company.

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Enterprise GP; (ii) Dr. Ralph S. Cunningham; and (iii) Richard H. Bachmann.  Each of the DD LLC Trustees also currently serves as one of the three managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer (“CEO”) of EPCO.  Each of the EPCO Trustees is also a director of EPCO.

In addition to owning our general partner, EPCO and its privately held affiliates owned approximately 34.6% of our limited partner interests at March 31, 2015.

References to “Oiltanking” and “Oiltanking GP” mean Oiltanking Partners, L.P. and OTLP GP, LLC, the general partner of Oiltanking, respectively.  In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking, all of the member interests of Oiltanking GP and the incentive distribution rights (“IDRs”) held by Oiltanking GP from Oiltanking Holding Americas, Inc. (“OTA”) as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this acquisition.  See Note 10 for additional information regarding this acquisition.

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States (“U.S.”), Canada and Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or “LPG”); crude oil gathering, transportation, storage and terminals; offshore production platforms; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

systems and in the Gulf of Mexico.  Our assets include approximately 51,000 miles of onshore and offshore pipelines; 225 million barrels (“MMBbls”) of storage capacity for NGLs, petrochemicals, refined products and crude oil; and 14 billion cubic feet (“Bcf”) of natural gas storage capacity.  In addition, our asset portfolio includes 24 natural gas processing plants, 22 NGL and propylene fractionators, six offshore hub platforms located in the Gulf of Mexico, a butane isomerization complex, NGL import and LPG export terminals, a refined products export terminal and octane enhancement and high-purity isobutylene production facilities.

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

In August 2014, we completed a two-for-one common unit split.  All per unit amounts and number of units outstanding presented in these Unaudited Condensed Consolidated Financial Statements and Notes thereto are on a post-split basis.

Note 2.  General Accounting and Disclosure Matters

Our results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full year of 2015.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the SEC on March 2, 2015.

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

Restricted Cash

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, crude oil, refined products and NGLs.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or deposit requirements change.  At March 31, 2015, our restricted cash amounts were $28.2 million.  We did not have any restricted cash as of December 31, 2014.  See Note 4 for information regarding our derivative instruments and hedging activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Equity-based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Equity-classified awards:
Restricted common unit awards	$6.1	$11.6
Phantom unit awards	17.2	5.8
Liability-classified awards	0.1	0.1
Total	$23.4	$17.5

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

At March 31, 2015, EPCO’s significant long-term incentive plans applicable to us were the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”) and the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (“2008 Plan”).  Up to 14,000,000 of our common units may be issued as awards under the 1998 Plan.  The maximum number of common units available for issuance under the 2008 Plan was 30,000,000 at March 31, 2015.  This amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2016 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 1998 Plan and 2008 Plan through March 31, 2015, a total of 2,990,928 and 15,902,141 additional common units could be issued under these plans, respectively.

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

The following table presents information regarding restricted common unit awards for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at December 31, 2014	4,229,790	$26.96
Vested	(1,852,746)	$25.89
Forfeited	(84,700)	$27.16
Restricted common units at March 31, 2015	2,292,344	$27.82

(1) Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each recipient of a restricted common unit award is entitled to nonforfeitable cash distributions equal to the product of the number of restricted common units outstanding for the participant and the cash distribution per unit paid to our common unitholders.  These distributions are included in “Cash distributions paid to limited partners” as presented on our Unaudited Condensed Statements of Consolidated Cash Flows.

The following table presents supplemental information regarding our restricted common unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Cash distributions paid to restricted common unitholders	$1.5	$2.5
Total intrinsic value of restricted common unit awards that vested during period	$62.4	$81.4

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $20.5 million at March 31, 2015, of which our allocated share of the cost is currently estimated to be $17.7 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 1.4 years.

Unit Option Awards

EPCO’s long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units. In general, unit option awards have a vesting period of four years from the date of grant and expire at the end of the calendar year following the year of vesting (e.g., an option vesting on May 29, 2014 will expire on December 31, 2015). However, unit option awards only become exercisable at certain times during the calendar year following the year in which they vest (typically the months of February, May, August and November).

The following table presents unit option award activity for the period indicated:

	Number of Units (1)	Weighted- Average Strike Price (dollars/unit)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2)
Unit option awards at December 31, 2014	1,270,000	$16.14
Exercised	(940,000)	$16.14
Unit option awards at March 31, 2015	330,000	$16.14	0.8	$5.5

(1)    All of the unit option awards outstanding at March 31, 2015 were exercisable. None of the unit option awards outstanding at December 31, 2014 were exercisable.
(2)   Aggregate intrinsic value reflects fully vested unit option awards at the dates indicated.

In order to fund its unit option award-related obligations, EPCO may purchase common units at fair value either in the open market or directly from us.  When employees exercise unit option awards, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

The following table presents supplemental information regarding unit option awards during the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Total intrinsic value of unit option awards exercised during period	$17.4	$54.7
Cash received from EPCO in connection with the exercise of unit option awards	10.1	31.8
Unit option award-related cash reimbursements to EPCO	17.4	54.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, all compensation expense related to unit option awards had been recognized.

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

At March 31, 2015, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2014	3,342,390	$33.13
Granted (2)	3,446,240	$34.05
Vested	(786,890)	$33.04
Forfeited	(78,204)	$33.16
Phantom unit awards at March 31, 2015	5,923,536	$33.67

(1) Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)    The aggregate grant date fair value of phantom unit awards issued during 2015 was $117.3 million based on a grant date market price of our common units ranging from $34.04 to $34.40 per unit. An estimated annual forfeiture rate of 3.5% was applied to these awards.

Our long-term incentive plans provide for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid to our common unitholders.  Cash payments made in connection with DERs are charged to partners’ equity when the phantom unit award is expected to result in the issuance of common units; otherwise, such amounts are expensed.

The following table presents supplemental information regarding our phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Cash payments made in connection with DERs	$1.2	$--
Total intrinsic value of phantom unit awards that vested during period	$26.6	$--

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $146.9 million at March 31, 2015, of which our allocated share of the cost is currently estimated to be $136.5 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

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

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward starting swaps and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  At March 31, 2015 and December 31, 2014, we did not have any interest rate hedging derivative instruments outstanding.

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, refined products and petrochemical products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2015 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	12.8	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls) (3)	4.2	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas (Bcf)	11.1	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	2.1	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	3.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	18.5	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	18.6	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	1.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.8	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.1	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	9.3	0.4	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	11.5	0.4	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	89.5	10.0	Mark-to-market
NGL risk management activities (MMBbls) (5)	1.8	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	5.5	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is June 2016, February 2016 and March 2018, respectively.

(3) Forecasted sales of NGL volumes under natural gas processing exclude 1.3 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current volumes include 56.2 Bcf of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2015, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪
The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of forward contracts and derivative instruments.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Other current assets	$123.9	Other current assets	$217.9	Other current liabilities	$100.3	Other current liabilities	$145.3
Commodity derivatives	Other assets	0.7	Other assets	--	Other liabilities	0.9	Other liabilities	--
Total commodity derivatives		$124.6		$217.9		$101.2		$145.3

Derivatives not designated as hedging instruments
Commodity derivatives	Other current assets	$7.8	Other current assets	$8.1	Other current liabilities	$5.5	Other current liabilities	$0.7
Commodity derivatives	Other assets	0.3	Other assets	0.6	Other liabilities	1.3	Other liabilities	1.4
Total commodity derivatives		$8.1		$8.7		$6.8		$2.1

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2015:
Commodity derivatives	$132.7	$--	$132.7	$(91.2)	$--	$(28.4)	$13.1
As of December 31, 2014:
Commodity derivatives	$226.6	$--	$226.6	$(147.3)	$(23.9)	$--	$55.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of March 31, 2015:
Commodity derivatives	$108.0	$--	$108.0	$(91.2)	$--	$16.8
As of December 31, 2014:
Commodity derivatives	$147.4	$--	$147.4	$(147.3)	$--	$0.1

Derivative assets and liabilities recorded on our Unaudited Condensed Consolidated Balance Sheets are presented on a gross-basis and determined at the individual transaction level.  The tabular presentation above provides a means for comparing the gross amount of derivative assets and liabilities, excluding associated accounts payable and receivable, to the net amount that would likely be receivable or payable under a default scenario based on the existence of rights of offset in the respective derivative agreements.  Any cash collateral paid or received is reflected in these tables, but only to the extent that it represents variation margins.  Any amounts associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts or those that are determined solely on their volumetric notional amounts are excluded from these tables.

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2015	2014
Interest rate derivatives	Interest expense	$--	$(2.9)
Commodity derivatives	Revenue	0.7	(0.4)
Total		$0.7	$(3.3)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2015	2014
Interest rate derivatives	Interest expense	$--	$2.9
Commodity derivatives	Revenue	8.6	(1.4)
Total		$8.6	$1.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)
	For the Three Months Ended March 31,
	2015	2014
Commodity derivatives – Revenue (1)	$32.6	$(10.7)
Commodity derivatives – Operating costs and expenses (1)	(1.8)	1.5
Total	$30.8	$(9.2)

(1)    The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Three Months Ended March 31,
		2015	2014
Interest rate derivatives	Interest expense	$(8.7)	$(7.9)
Commodity derivatives	Revenue	61.1	(16.9)
Commodity derivatives	Operating costs and expenses	--	0.9
Total		$52.4	$(23.9)

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Three Months Ended March 31,
		2015	2014
Commodity derivatives	Revenue	$0.3	$(0.1)
Commodity derivatives	Operating costs and expenses	--	0.1
Total		$0.3	$--

Over the next twelve months, we expect to reclassify $35.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $39.9 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $41.8 million as an increase in revenue and $1.9 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2015	2014
Commodity derivatives	Revenue	$(0.4)	$(21.0)

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

	March 31, 2015 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives	$19.9	$112.4	$0.4	$132.7

Financial liabilities:
Liquidity Option Agreement	$--	$--	$119.4	$119.4
Commodity derivatives	10.9	94.8	2.3	108.0
Total	$10.9	$94.8	$121.7	$227.4

	December 31, 2014 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives	$37.8	$187.8	$1.0	$226.6

Financial liabilities:
Liquidity Option Agreement	$--	$--	$119.4	$119.4
Commodity derivatives	13.8	133.0	0.6	147.4
Total	$13.8	$133.0	$120.0	$266.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Three Months Ended March 31,
	Location	2015	2014
Financial asset (liability) balance, net, January 1		$(119.0)	$3.2
Total gains (losses) included in:
Net income (1)	Revenue	(0.4)	4.6
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	(1.5)	--
Settlements	Revenue	(0.5)	(0.1)
Transfers out of Level 3		0.1	--
Financial asset (liability) balance, net, March 31		$(121.3)	$7.7

(1) There were $1.0 million of unrealized losses and $4.5 million of unrealized gains included in these amounts for the three months ended March 31, 2015 and 2014, respectively.

The following table provides quantitative information about our recurring Level 3 fair value measurements at March 31, 2015:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$0.4	$0.8	Discounted cash flow	Forward commodity prices	$47.63-$57.73/barrel
Commodity derivatives – Natural gasoline	--	1.5	Discounted cash flow	Forward commodity prices	$1.12-$1.13/gallon
Total	$0.4	$2.3

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at March 31, 2015.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

There were no changes in the unobservable inputs associated with the fair value of the Liquidity Option Agreement from those listed in our 2014 Form 10-K.

Nonrecurring Fair Value Measurements

The following table summarizes our non-cash impairment charges by segment during each of the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services	$0.8	$2.6
Onshore Natural Gas Pipelines & Services	20.7	0.2
Onshore Crude Oil Pipelines & Services	7.8	1.0
Offshore Pipelines & Services	3.6	--
Petrochemical & Refined Products Services	0.4	5.0
Total	$33.3	$8.8

These impairment charges are a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our non-cash asset impairment charges for the three months ended March 31, 2015 primarily represent the abandonment of certain natural gas and crude oil pipeline segments in Texas.  The following table summarizes our non-recurring fair value measurements for the three months ended March 31, 2015:

		Fair Value Measurements Using
	Carrying Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Impairment of long-lived assets disposed of other than by sale	$--	$--	$--	$--	$33.1
Impairment of long-lived assets to be disposed of by sale	0.6	--	--	0.6	0.2
Total					$33.3

Our non-cash asset impairment charges for the three months ended March 31, 2014 primarily represent the abandonment of assets classified as property, plant and equipment.  The following table summarizes our non-recurring fair value measurements for the three months ended March 31, 2014:

		Fair Value Measurements Using
	Carrying Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Impairment of long-lived assets disposed of other than by sale	$--	$--	$--	$--	$3.8
Impairment of long-lived assets to be disposed of by sale	0.1	--	--	0.1	5.0
Total					$8.8

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $22.35 billion and $22.16 billion at March 31, 2015 and December 31, 2014, respectively.  The aggregate carrying value of these debt obligations was $20.23 billion and $20.48 billion at March 31, 2015 and December 31, 2014, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 5.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2015	December 31, 2014
NGLs	$490.8	$579.1
Petrochemicals and refined products	218.5	295.6
Crude oil	130.5	97.8
Natural gas	15.6	41.7
Total	$855.4	$1,014.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to fluctuating commodity prices, we recognize lower of cost or market adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or market adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Cost of sales (1)	$5,678.1	$11,052.7
Lower of cost or market adjustments	3.5	5.2

(1)   Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 6.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	March 31, 2015	December 31, 2014
Plants, pipelines and facilities (1)	3-45 (6)	$31,153.8	$30,834.9
Underground and other storage facilities (2)	5-40 (7)	2,609.3	2,584.2
Platforms and facilities (3)	20-31	659.7	659.7
Transportation equipment (4)	3-10	158.7	154.2
Marine vessels (5)	15-30	803.1	796.4
Land		260.9	262.6
Construction in progress		3,196.6	2,754.7
Total		38,842.1	38,046.7
Less accumulated depreciation		8,474.5	8,165.1
Property, plant and equipment, net		$30,367.6	$29,881.6

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Depreciation expense (1)	$291.3	$267.9
Capitalized interest (2)	29.6	18.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

Property, plant and equipment at March 31, 2015 and December 31, 2014 includes $32.9 million and $31.3 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our asset retirement obligations (“AROs”) since December 31, 2014:

ARO liability balance, December 31, 2014	$98.3
Liabilities incurred	--
Liabilities settled	(3.3)
Revisions in estimated cash flows	11.0
Accretion expense	1.6
ARO liability balance, March 31, 2015	$107.6

The following table presents our forecast of accretion expense for the periods indicated:

Remainder of 2015	2016	2017	2018	2019
$4.7	$6.4	$6.8	$7.3	$7.9

Certain of our unconsolidated affiliates have AROs recorded at March 31, 2015 and December 31, 2014 relating to contractual agreements and regulatory requirements.  These amounts are immaterial to our consolidated financial statements.

Note 7.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	Ownership Interest at March 31, 2015	March 31, 2015	December 31, 2014
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$27.0	$27.7
K/D/S Promix, L.L.C.	50%	37.6	38.5
Baton Rouge Fractionators LLC	32.2%	18.6	18.8
Skelly-Belvieu Pipeline Company, L.L.C.	50%	39.5	40.1
Texas Express Pipeline LLC	35%	349.6	349.3
Texas Express Gathering LLC	45%	37.6	37.9
Front Range Pipeline LLC	33.3%	171.7	170.0
Onshore Natural Gas Pipelines & Services:
White River Hub, LLC	50%	23.1	23.2
Onshore Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC	50%	1,430.1	1,431.2
Eagle Ford Pipeline LLC	50%	350.5	336.5
Eagle Ford Terminals Corpus Christi LLC (1)	50%	17.3	--
Offshore Pipelines & Services:
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36%	29.2	31.8
Cameron Highway Oil Pipeline Company	50%	198.1	201.3
Deepwater Gateway, L.L.C.	50%	78.9	79.6
Neptune Pipeline Company, L.L.C.	25.7%	33.7	34.9
Southeast Keathley Canyon Pipeline Company L.L.C.	50%	147.6	146.1
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator, LLC	30%	6.1	6.5
Centennial Pipeline LLC (“Centennial”)	50%	66.3	66.1
Other	Various	2.4	2.5
Total		$3,064.9	$3,042.0

(1) New joint venture formed with Plains Marketing, L.P. in March 2015 to construct and operate a marine terminal that will handle crude oil delivered by Eagle Ford Pipeline LLC.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services	$11.6	$1.4
Onshore Natural Gas Pipelines & Services	0.9	0.9
Onshore Crude Oil Pipelines & Services	59.9	42.7
Offshore Pipelines & Services	20.2	11.1
Petrochemical & Refined Products Services	(3.4)	0.4
Total	$89.2	$56.5

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	March 31, 2015	December 31, 2014
NGL Pipelines & Services	$26.2	$26.5
Onshore Crude Oil Pipelines & Services	21.4	21.7
Offshore Pipelines & Services	53.1	9.0
Petrochemical & Refined Products Services	2.4	2.4
Total	$103.1	$59.6

The following table presents our amortization of excess cost amounts by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services	$0.3	$0.3
Onshore Crude Oil Pipelines & Services	0.3	0.2
Offshore Pipelines & Services	2.0	0.2
Total	$2.6	$0.7

Other

The credit agreements of Poseidon and Centennial restrict their ability to pay cash dividends if a default or event of default (as defined in each credit agreement) has occurred and is continuing at the time such payments are scheduled to be paid.  These businesses were in compliance with the terms of their credit agreements at March 31, 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2015			December 31, 2014
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$340.8	$(187.2)	$153.6	$340.8	$(183.2)	$157.6
Contract-based intangibles	277.7	(182.2)	95.5	277.7	(178.7)	99.0
IDRs (1)	--	--	--	432.6	--	432.6
Segment total	618.5	(369.4)	249.1	1,051.1	(361.9)	689.2
Onshore Natural Gas Pipelines & Services:
Customer relationship intangibles	1,163.6	(314.9)	848.7	1,163.6	(308.9)	854.7
Contract-based intangibles	466.0	(351.7)	114.3	466.0	(347.8)	118.2
Segment total	1,629.6	(666.6)	963.0	1,629.6	(656.7)	972.9
Onshore Crude Oil Pipelines & Services:
Customer relationship intangibles	1,108.0	(10.3)	1,097.7	1,108.0	(7.7)	1,100.3
Contract-based intangibles	281.4	(27.6)	253.8	281.4	(13.5)	267.9
IDRs (1)	--	--	--	855.4	--	855.4
Segment total	1,389.4	(37.9)	1,351.5	2,244.8	(21.2)	2,223.6
Offshore Pipelines & Services:
Customer relationship intangibles	195.8	(157.2)	38.6	195.8	(154.9)	40.9
Contract-based intangibles	1.2	(0.5)	0.7	1.2	(0.5)	0.7
Segment total	197.0	(157.7)	39.3	197.0	(155.4)	41.6
Petrochemical & Refined Products Services:
Customer relationship intangibles	198.4	(44.6)	153.8	198.4	(43.3)	155.1
Contract-based intangibles	56.3	(8.9)	47.4	56.3	(7.8)	48.5
IDRs (1)	--	--	--	171.2	--	171.2
Segment total	254.7	(53.5)	201.2	425.9	(51.1)	374.8
Total all segments	$4,089.2	$(1,285.1)	$2,804.1	$5,548.4	$(1,246.3)	$4,302.1

(1)   At December 31, 2014, we had indefinite-lived intangible assets outstanding with a carrying value of $1.46 billion recorded in connection with our acquisition of the Oiltanking IDRs in October 2014. The IDRs represented contractual rights to future cash incentive distributions to be paid by Oiltanking. In February 2015 (following completion of Step 2 of the Oiltanking acquisition), the Oiltanking IDRs were cancelled and the carrying value of the IDRs were reclassified to goodwill.

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services	$7.5	$8.6
Onshore Natural Gas Pipelines & Services	9.9	11.6
Onshore Crude Oil Pipelines & Services	16.7	0.3
Offshore Pipelines & Services	2.3	2.6
Petrochemical & Refined Products Services	2.4	1.6
Total	$38.8	$24.7

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2015	2016	2017	2018	2019
$112.3	$152.3	$149.3	$142.7	$131.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  The following table presents changes in the carrying amount of goodwill since December 31, 2014:

	NGL Pipelines & Services	Onshore Natural Gas Pipelines & Services	Onshore Crude Oil Pipelines & Services	Offshore Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2014	$2,180.4	$296.3	$859.9	$82.0	$781.3	$4,199.9
Reclassification of Oiltanking IDR balances to goodwill in connection with the cancellation of such rights in February 2015	432.6	--	850.7	--	170.8	1,454.1
Balance at March 31, 2015	$2,613.0	$296.3	$1,710.6	$82.0	$952.1	$5,654.0

Upon completion of Step 2 of the Oiltanking acquisition in February 2015, the IDRs of Oiltanking were cancelled and the associated carrying values were reclassified from intangible assets to goodwill and allocated to the appropriate business segments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2015	December 31, 2014
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,388.0	$906.5
Senior Notes I, 5.00% fixed-rate, due March 2015	--	250.0
Senior Notes X, 3.70% fixed-rate, due June 2015	400.0	400.0
Senior Notes FF, 1.25% fixed-rate, due August 2015	650.0	650.0
$1.5 Billion 364-Day Credit Agreement, variable-rate, due September 2015	--	--
Senior Notes AA, 3.20% fixed-rate, due February 2016	750.0	750.0
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
$3.5 Billion Multi-Year Revolving Credit Facility, variable-rate, due June 2018	--	--
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	20,088.0	19,856.5
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066 (1)	550.0	550.0
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)	285.8	285.8
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	21,620.7	21,389.2
Other, non-principal amounts	(28.7)	(25.4)
Less current maturities of debt (4)	(1,399.8)	(2,206.4)
Total long-term debt	$20,192.2	$19,157.4

(1) Fixed rate of 8.375% through August 1, 2016; thereafter, variable rate based on 3-month LIBOR plus 3.7075%.
(2) Fixed rate of 7.0% through September 1, 2017; thereafter, variable rate based on 3-month LIBOR plus 2.7775%.
(3) Fixed rate of 7.034% through January 15, 2018; thereafter, the rate will be the greater of 7.034% or a variable rate based on 3-month LIBOR plus 2.68%.
(4)   We expect to refinance the current maturities of our debt obligations at or prior to their maturity. Long-term and current maturities of debt reflect the classification of such obligations at March 31, 2015, after taking into consideration the long-term refinancing of Senior Notes X and Commercial Paper Notes using proceeds from our senior notes offering in May 2015 (see Note 17).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at March 31, 2015 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2015	2016	2017	2018	2019	After 2019
Commercial Paper	$1,388.0	$1,388.0	$--	$--	$--	$--	$--
Senior Notes	18,700.0	1,050.0	750.0	800.0	350.0	1,500.0	14,250.0
Junior Subordinated Notes	1,532.7	--	--	--	--	--	1,532.7
Total	$21,620.7	$2,438.0	$750.0	$800.0	$350.0	$1,500.0	$15,782.7

Parent-Subsidiary Guarantor Relationships

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining immaterial debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

Letters of Credit

At March 31, 2015, EPO had $2.5 million of letters of credit outstanding related to operations at our facilities and motor fuel tax obligations.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2015.

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2015:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.35% to 0.78%	0.59%
EPO $3.5 Billion Multi-Year Revolving Credit Facility	1.15% to 3.25%	1.26%

Note 10.  Equity and Distributions

Partners’ equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units) that we have outstanding.  The following table summarizes changes in the number of our outstanding units since December 31, 2014:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at December 31, 2014	1,933,095,027	4,229,790	1,937,324,817
Common units issued in connection with at-the-market program	12,350,761	--	12,350,761
Common units issued in connection with DRIP and EUPP	1,940,832	--	1,940,832
Common units issued in connection with Step 2 of Oiltanking acquisition	36,827,517	--	36,827,517
Common units issued in connection with the vesting and exercise of unit options	291,250	--	291,250
Common units issued in connection with the vesting of phantom unit awards	519,247	--	519,247
Common units issued in connection with the vesting of restricted common unit awards	1,852,746	(1,852,746)	--
Forfeiture of restricted common unit awards	--	(84,700)	(84,700)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(628,750)	--	(628,750)
Other	12,360	--	12,360
Number of units outstanding at March 31, 2015	1,986,260,990	2,292,344	1,988,553,334

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We may issue additional equity or debt securities to assist us in meeting our future liquidity and capital spending requirements. We have a universal shelf registration statement (the “2013 Shelf”) on file with the SEC. The 2013 Shelf allows Enterprise Products Partners L.P. and EPO (on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

We have a registration statement on file with the SEC covering the issuance of up to $1.25 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to this “at-the-market” program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  During the three months ended March 31, 2015, we issued 12,350,761 common units under this program for aggregate gross proceeds of $407.8 million.  This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  After taking into account applicable costs, our transactions under the at-the-market program resulted in aggregate net cash proceeds of $404.2 million for the first quarter of 2015.  As of March 31, 2015, we have the capacity to issue additional common units under this program up to an aggregate sales price of $783.9 million. We did not issue any common units under this program during the three months ended March 31, 2014.

We also have registration statements on file with the SEC collectively authorizing the issuance of up to 140,000,000 of our common units in connection with a distribution reinvestment plan (or “DRIP”).  We issued a total of 1,869,079 common units under our DRIP during the three months ended March 31, 2015, which generated net cash proceeds of $61.7 million.  During the three months ended March 31, 2014, we issued 2,614,370 common units under our DRIP, which generated net cash proceeds of $81.0 million.  After taking into account the number of common units issued under the DRIP through March 31, 2015, we have the capacity to issue an additional 25,612,270 common units under this plan.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our employee unit purchase plan (“EUPP”).  We issued 71,753 common units under our EUPP during the three months ended March 31, 2015, which generated net cash proceeds of $2.5 million.  During the three months ended March 31, 2014, we issued 62,560 common units under our EUPP, which generated net cash proceeds of $2.0 million.  After taking into account the number of common units issued under the EUPP through March 31, 2015, we may issue an additional 7,081,315 common units under this plan.

The net cash proceeds we received from the issuance of common units during the three months ended March 31, 2015 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes.

Completion of Oiltanking Acquisition

In October 2014, we completed the first step of a two-step acquisition of Oiltanking by paying approximately $4.41 billion to OTA for Oiltanking GP, the related IDRs and approximately 65.9% of the limited partner interests of Oiltanking. As a second step of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking GP on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the “merger agreement”) with Oiltanking in November 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of Enterprise with and into Oiltanking, with Oiltanking surviving the merger as a wholly owned subsidiary of Enterprise; and

▪
all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking’s public unitholders (which consisted of Oiltanking unitholders other than Enterprise and its subsidiaries) to be cancelled and converted into Enterprise common units based on an exchange ratio of 1.30 Enterprise common units for each Oiltanking common unit.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the merger agreement and Oiltanking’s partnership agreement, the merger was submitted to a vote of Oiltanking’s common unitholders, with the required majority of unitholders (including our ownership interests) voting to approve the merger on February 13, 2015.  Upon approval of the merger, a total of 36,827,517 of our common units were issued to Oiltanking’s former public unitholders.  With the completion of this second step, total consideration paid by Enterprise for Oiltanking was approximately $5.9 billion.

Step 2 of the acquisition was accounted for in accordance with ASC Topic 810, Consolidations – Overall – Changes in Parent’s Ownership Interest in a Subsidiary. Since we had a controlling financial interest in Oiltanking before and after completion of Step 2, the increase in our ownership interest in Oiltanking was accounted for as an equity transaction with no gain or loss recognized. Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking was reclassified to limited partners’ equity to reflect the February 2015 issuance of 36,827,517 new common units.

See Note 14 for information regarding requests from the Federal Trade Commission (“FTC”) and the Attorney General of the State of Texas in connection with the Oiltanking acquisition.

With the exception of the fair value assigned to the Liquidity Option Agreement (see Note 4), we consider our purchase price allocation to be final. We expect to finalize the fair value of the Liquidity Option Agreement as soon as practicable but no later than one year from the acquisition date.  Subsequent changes in the fair value of this option (other than those attributable to the finalization of the purchase price) will be recorded in earnings each reporting period until the option expires or is exercised.

Noncontrolling Interests

Noncontrolling interests represent third party equity ownership interests in our consolidated subsidiaries, including Enterprise EF78 LLC, Independence Hub LLC, Rio Grande Pipeline Company, Tri-States NGL Pipeline L.L.C., Panola Pipeline Company, LLC and Wilprise Pipeline Company LLC.

As previously described, we reclassified approximately $1.4 billion of noncontrolling interests to limited partners’ equity in connection with completing Step 2 of the Oiltanking acquisition in February 2015. Cash distributions paid in the first quarter of 2015 to the limited partners of Oiltanking other than EPO and its subsidiaries are presented as amounts paid to noncontrolling interests.

In February 2015, we formed a joint venture involving our Panola NGL Pipeline with affiliates of Anadarko Petroleum Corporation (“Anadarko”), DCP Midstream Partners, LP (“DCP”) and MarkWest Energy Partners, L.P. (“MarkWest”).  We will continue to serve as operator of the Panola Pipeline and own 55% of the member interests in the joint venture.   Affiliates of Anadarko, DCP and MarkWest will own the remaining 45% member interests, with each holding a 15% interest. The Panola Pipeline transports mixed NGLs from points near Carthage, Texas to Mont Belvieu, Texas and supports the Haynesville and Cotton Valley oil and gas production areas.

Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2014	$69.9	$(314.8)	$3.3	$(241.6)
Other comprehensive income before reclassifications	30.8	--	--	30.8
Amounts reclassified from accumulated other comprehensive loss (income)	(61.1)	8.7	--	(52.4)
Total other comprehensive income (loss)	(30.3)	8.7	--	(21.6)
Balance, March 31, 2015	$39.6	$(306.1)	$3.3	$(263.2)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2013	$(14.7)	$(347.2)	$2.9	$(359.0)
Other comprehensive income before reclassifications	(9.2)	--	--	(9.2)
Amounts reclassified from accumulated other comprehensive loss	16.0	7.9	--	23.9
Total other comprehensive income	6.8	7.9	--	14.7
Balance, March 31, 2014	$(7.9)	$(339.3)	$2.9	$(344.3)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
	Location	2015	2014
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$8.7	$7.9
Commodity derivatives	Revenue	(61.1)	16.9
Commodity derivatives	Operating costs and expenses	--	(0.9)
Total		$(52.4)	$23.9

Cash Distributions

The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2014:
1st Quarter	$0.3550	4/30/2014	5/7/2014
2015:
1st Quarter	$0.3750	4/30/2015	5/7/2015

Distributions paid during 2015 exclude 35,380,000 common units (or “Designated Units”) owned by a privately held affiliate of EPCO for which such affiliate has agreed to temporarily waive the regular quarterly cash distributions it would otherwise receive from us with respect thereto. The Designated Units will be entitled to receive quarterly cash distributions paid, if any, beginning in the first quarter of 2016.

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

The following table presents our measurement of non-GAAP total segment gross operating margin for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Revenues	$7,472.5	$12,909.9
Subtract operating costs and expenses	(6,616.4)	(11,880.5)
Add equity in income of unconsolidated affiliates	89.2	56.5
Add depreciation, amortization and accretion expense amounts not reflected in gross operating margin	345.3	301.4
Add impairment charges not reflected in gross operating margin	33.3	8.8
Subtract net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin (see Note 15)	(0.1)	(89.6)
Add non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	30.7	23.3
Subtract subsequent recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	(20.1)	--
Total segment gross operating margin	$1,334.4	$1,329.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of total segment gross operating margin to operating income and further to income before income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Total segment gross operating margin	$1,334.4	$1,329.8
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(345.3)	(301.4)
Subtract impairment charges not reflected in gross operating margin	(33.3)	(8.8)
Add net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin	0.1	89.6
Subtract non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	(30.7)	(23.3)
Add subsequent recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	20.1	--
Subtract general and administrative costs not reflected in gross operating margin	(49.3)	(53.2)
Operating income	896.0	1,032.7
Other expense, net	(238.6)	(221.2)
Income before income taxes	$657.4	$811.5

Information by business segment, together with reconciliations to our consolidated financial statement totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Onshore Natural Gas Pipelines & Services	Onshore Crude Oil Pipelines & Services	Offshore Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2015	$2,674.8	$730.9	$2,677.0	$34.6	$1,349.1	$--	$7,466.4
Three months ended March 31, 2014	5,173.7	1,200.0	4,935.4	34.7	1,530.6	--	12,874.4
Revenues from related parties:
Three months ended March 31, 2015	1.5	3.0	1.0	0.6	--	--	6.1
Three months ended March 31, 2014	5.8	4.6	22.9	2.2	--	--	35.5
Intersegment and intrasegment revenues:
Three months ended March 31, 2015	2,443.1	170.0	1,277.1	0.4	285.6	(4,176.2)	--
Three months ended March 31, 2014	3,861.0	309.4	2,550.7	2.3	437.0	(7,160.4)	--
Total revenues:
Three months ended March 31, 2015	5,119.4	903.9	3,955.1	35.6	1,634.7	(4,176.2)	7,472.5
Three months ended March 31, 2014	9,040.5	1,514.0	7,509.0	39.2	1,967.6	(7,160.4)	12,909.9
Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2015	11.6	0.9	59.9	20.2	(3.4)	--	89.2
Three months ended March 31, 2014	1.4	0.9	42.7	11.1	0.4	--	56.5
Gross operating margin:
Three months ended March 31, 2015	695.2	204.5	214.0	46.1	174.6	--	1,334.4
Three months ended March 31, 2014	780.0	220.4	159.7	39.3	130.4	--	1,329.8
Property, plant and equipment, net: (see Note 6)
At March 31, 2015	11,775.8	8,839.5	2,382.8	1,130.1	3,042.8	3,196.6	30,367.6
At December 31, 2014	11,766.9	8,835.5	2,332.2	1,145.1	3,047.2	2,754.7	29,881.6
Investments in unconsolidated affiliates: (see Note 7)
At March 31, 2015	681.6	23.1	1,797.9	487.5	74.8	--	3,064.9
At December 31, 2014	682.3	23.2	1,767.7	493.7	75.1	--	3,042.0
Intangible assets, net: (see Note 8)
At March 31, 2015	249.1	963.0	1,351.5	39.3	201.2	--	2,804.1
At December 31, 2014	689.2	972.9	2,223.6	41.6	374.8	--	4,302.1
Goodwill: (see Note 8)
At March 31, 2015	2,613.0	296.3	1,710.6	82.0	952.1	--	5,654.0
At December 31, 2014	2,180.4	296.3	859.9	82.0	781.3	--	4,199.9
Segment assets:
At March 31, 2015	15,319.5	10,121.9	7,242.8	1,738.9	4,270.9	3,196.6	41,890.6
At December 31, 2014	15,318.8	10,127.9	7,183.4	1,762.4	4,278.4	2,754.7	41,425.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services:
Sales of NGLs and related products	$2,242.2	$4,795.8
Midstream services	434.1	383.7
Total	2,676.3	5,179.5
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	476.3	953.2
Midstream services	257.6	251.4
Total	733.9	1,204.6
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	2,570.7	4,873.4
Midstream services	107.3	84.9
Total	2,678.0	4,958.3
Offshore Pipelines & Services:
Sales of natural gas	--	0.2
Sales of crude oil	1.1	2.1
Midstream services	34.1	34.6
Total	35.2	36.9
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,151.0	1,356.2
Midstream services	198.1	174.4
Total	1,349.1	1,530.6
Total consolidated revenues	$7,472.5	$12,909.9

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$5,678.1	$11,052.7
Other operating costs and expenses (1)	559.8	607.2
Depreciation, amortization and accretion	345.3	301.4
Net gains attributable to asset sales and insurance recoveries	(0.1)	(89.6)
Non-cash asset impairment charges	33.3	8.8
General and administrative costs	49.3	53.2
Total consolidated costs and expenses	$6,665.7	$11,933.7

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

Note 12.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Revenues – related parties:
Unconsolidated affiliates	$6.1	$35.5
Costs and expenses – related parties:
EPCO and affiliates	$221.9	$235.7
Unconsolidated affiliates	39.2	56.6
Total	$261.1	$292.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2015	December 31, 2014
Accounts receivable - related parties:
Unconsolidated affiliates	$3.4	$2.8

Accounts payable - related parties:
EPCO and affiliates	$31.3	$98.1
Unconsolidated affiliates	18.0	20.8
Total	$49.3	$118.9

We believe that the terms and provisions of our related party agreements are fair to us; however, such agreements and transactions may not be as favorable to us as we could have obtained from unaffiliated third parties.

Relationship with EPCO and Affiliates

We have an extensive and ongoing relationship with EPCO and its privately held affiliates (including Enterprise GP, our general partner), which are not a part of our consolidated group of companies.  At March 31, 2015, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts, the beneficiaries of which include the estate of Dan L. Duncan) beneficially owned the following limited partner interests in us:

Number of Units	Percentage of Total Units Outstanding
687,946,688	34.6%

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the three months ended March 31, 2015 and 2014, we paid EPCO and its privately held affiliates cash distributions totaling $231.2 million and $214.2 million, respectively.

In March 2015, a privately held affiliate of EPCO purchased 3,225,057 common units from us under our at-the-market program for $31.01 per unit. See Note 10 for information regarding our at-the-market program.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.

The following table presents our costs and expenses attributable to the ASA and other related party transactions with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Operating costs and expenses	$191.1	$203.7
General and administrative expenses	30.8	32.0
Total costs and expenses	$221.9	$235.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$636.1	$798.8
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(2.2)	(1.5)
Net income available to common unitholders	$633.9	$797.3

Basic weighted-average number of common units outstanding	1,926.4	1,828.0

Basic earnings per unit	$0.33	$0.44

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$636.1	$798.8

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	1,926.4	1,828.0
Designated Units	35.4	45.1
Phantom units (1)	4.5	1.6
Incremental option units	0.4	1.2
Total	1,966.7	1,875.9

Diluted earnings per unit	$0.32	$0.43

(1)   Each phantom unit award includes a DER, which entitles the recipient to receive cash payments equal to the product of the number of phantom unit awards and the cash distribution per unit paid to our common unitholders. Cash payments made in connection with DERs are nonforfeitable. As a result, the phantom units are considered participating securities for purposes of computing basic earnings per unit. Phantom unit awards were first issued in February 2014.

See Note 1 for information regarding a two-for-one common unit split completed in August 2014.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2015 and December 31, 2014, our accruals for litigation contingencies were $2.4 million and were recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

ETP Matter.  In connection with a proposed pipeline project, we and Energy Transfer Partners, L.P. (“ETP”) signed a non-binding letter of intent in April 2011 that disclaimed any partnership or joint venture related to such project absent executed definitive documents and board approvals of the respective companies.  Definitive agreements were never executed and board approval was never obtained for the potential pipeline project.  In August 2011, the proposed pipeline project was cancelled due to a lack of customer support.

In September 2011, ETP filed suit against us and a third party in connection with the cancelled project alleging, among other things, that we and ETP had formed a “partnership.”  The case was tried in the District Court of Dallas County, Texas, 298th Judicial District.  While we firmly believe, and argued during our defense, that no agreement was ever executed forming a legal joint venture or partnership between the parties, the jury found that the actions of the two companies, nevertheless, constituted a legal partnership.  As a result, the jury found that ETP was wrongfully excluded from a subsequent pipeline project involving a third party, and awarded ETP $319.4 million in actual damages on March 4, 2014.  On July 29, 2014, the court entered judgment against us in an aggregate amount of $535.8 million, which includes (i) $319.4 million as the amount of actual damages awarded by the jury, (ii) an additional $150.0 million in disgorgement for the alleged benefit we received due to a breach of fiduciary duties by us against ETP and (iii) prejudgment interest in the amount of $66.4 million.  The court also awarded post-judgment interest on such aggregate amount, to accrue at a rate of 5% per annum, compounded annually.

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  On March 30, 2015, we filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas and intend to vigorously oppose the judgment through the appeals process.  As of March 31, 2015, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

FTC Matter. On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the FTC requesting specified information relating to the Oiltanking acquisition and Enterprise’s operations.  On April 13, 2015, we received a Civil Investigative Demand issued by the Attorney General of the State of Texas requesting copies of the same information and any correspondence with the FTC.  We are in the process of complying with the requests and are cooperating with the investigations. Based on the limited information that we have at this time, we are unable to predict the outcome of the investigations.

Contractual Obligations

Scheduled Maturities of Debt.  With the exception of (i) routine fluctuations in the balances of our revolving credit facility and commercial paper notes outstanding and (ii) the scheduled repayment of maturing senior debt obligations, our consolidated debt obligations at March 31, 2015 did not differ materially from those reported in our 2014 Form 10-K. See Note 9 for additional information regarding our consolidated debt obligations.

Operating Lease Obligations.  Consolidated lease and rental expense was $22.4 million and $23.2 million during the three months ended March 31, 2015 and 2014, respectively.  Our operating lease commitments at March 31, 2015 did not differ materially from those reported in our 2014 Form 10-K.

Purchase Obligations.   Our consolidated purchase obligations at March 31, 2015 did not differ materially from those reported in our 2014 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Decrease (increase) in:
Accounts receivable – trade	$837.5	$483.3
Accounts receivable – related parties	(0.6)	1.3
Inventories	161.0	65.7
Prepaid and other current assets	(3.2)	5.6
Other assets	0.5	23.5
Increase (decrease) in:
Accounts payable – trade	(61.6)	106.9
Accounts payable – related parties	(69.6)	(59.5)
Accrued product payables	(768.7)	(149.1)
Accrued interest	(155.6)	(132.2)
Other current liabilities	(71.9)	(9.6)
Other liabilities	(6.8)	6.6
Net effect of changes in operating accounts	$(139.0)	$342.5

We incurred liabilities for construction in progress that had not been paid at March 31, 2015 and December 31, 2014 of $386.6 million and $372.8 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

In February 2011, we experienced an NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  As a final installment on the property damage claim we filed in connection with this incident, we received $95.0 million of nonrefundable cash insurance proceeds during the first quarter of 2014.  Operating income for the three months ended March 31, 2014 includes $95.0 million of gains related to these proceeds.  This gain was classified as a reduction in operating costs and expenses for the period.

The following table presents our cash proceeds from asset sales and insurance recoveries for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Insurance recoveries attributable to West Storage claims	$--	$95.0
Other cash proceeds	0.5	1.3
Total	$0.5	$96.3

The following table presents net gains attributable to asset sales and insurance recoveries for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Gains attributable to West Storage insurance recoveries	$--	$95.0
Net gains (losses) attributable to other asset sales	0.1	(5.4)
Total	$0.1	$89.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Condensed Consolidating Financial Information

EPO conducts all of our business.  Currently, we have no independent operations and no material assets outside those of EPO.

EPO has issued publicly traded debt securities.  As the parent company of EPO, Enterprise Products Partners L.P. guarantees substantially all of the debt obligations of EPO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.  See Note 9 for additional information regarding our consolidated debt obligations.

EPO’s consolidated subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Enterprise Products Partners L.P.

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
March 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$59.8	$57.3	$(7.8)	$109.3	$--	$--	$109.3
Accounts receivable – trade, net	875.1	2,111.7	(1.7)	2,985.1	--	--	2,985.1
Accounts receivable – related parties	220.2	869.8	(1,033.0)	57.0	--	(53.6)	3.4
Inventories	671.6	184.2	(0.4)	855.4	--	--	855.4
Prepaid and other current assets	153.6	339.8	(13.1)	480.3	0.7	0.6	481.6
Total current assets	1,980.3	3,562.8	(1,056.0)	4,487.1	0.7	(53.0)	4,434.8
Property, plant and equipment, net	2,860.2	27,505.9	1.5	30,367.6	--	--	30,367.6
Investments in unconsolidated affiliates	38,733.1	3,177.3	(38,845.5)	3,064.9	20,007.9	(20,007.9)	3,064.9
Intangible assets, net	78.9	2,740.3	(15.1)	2,804.1	--	--	2,804.1
Goodwill	458.8	5,195.2	--	5,654.0	--	--	5,654.0
Other assets	135.9	44.7	(0.9)	179.7	0.2	--	179.9
Total assets	$44,247.2	$42,226.2	$(39,916.0)	$46,557.4	$20,008.8	$(20,060.9)	$46,505.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,399.7	$0.1	$--	$1,399.8	$--	$--	$1,399.8
Accounts payable – trade	186.9	525.3	(7.8)	704.4	0.1	--	704.5
Accounts payable – related parties	921.8	175.8	(1,048.3)	49.3	53.6	(53.6)	49.3
Accrued product payables	1,307.3	1,780.2	(2.3)	3,085.2	--	--	3,085.2
Accrued interest	179.6	0.4	--	180.0	--	--	180.0
Other current liabilities	109.6	360.8	(13.3)	457.1	--	--	457.1
Total current liabilities	4,104.9	2,842.6	(1,071.7)	5,875.8	53.7	(53.6)	5,875.9
Long-term debt	20,176.9	15.3	--	20,192.2	--	--	20,192.2
Deferred tax liabilities	4.3	60.1	(0.9)	63.5	--	4.5	68.0
Other long-term liabilities	10.7	181.4	(0.4)	191.7	119.4	--	311.1
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	19,950.4	39,054.8	(39,021.6)	19,983.6	19,835.7	(19,983.6)	19,835.7
Noncontrolling interests	--	72.0	178.6	250.6	--	(28.2)	222.4
Total equity	19,950.4	39,126.8	(38,843.0)	20,234.2	19,835.7	(20,011.8)	20,058.1
Total liabilities and equity	$44,247.2	$42,226.2	$(39,916.0)	$46,557.4	$20,008.8	$(20,060.9)	$46,505.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$18.7	$70.4	$(14.7)	$74.4	$--	$--	$74.4
Accounts receivable – trade, net	1,128.5	2,698.2	(3.7)	3,823.0	--	--	3,823.0
Accounts receivable – related parties	158.8	1,114.6	(1,266.6)	6.8	--	(4.0)	2.8
Inventories	831.8	182.8	(0.4)	1,014.2	--	--	1,014.2
Prepaid and other current assets	537.7	346.3	(308.5)	575.5	--	0.8	576.3
Total current assets	2,675.5	4,412.3	(1,593.9)	5,493.9	--	(3.2)	5,490.7
Property, plant and equipment, net	2,871.7	26,912.0	97.9	29,881.6	--	--	29,881.6
Investments in unconsolidated affiliates	36,937.5	3,556.4	(37,451.9)	3,042.0	18,187.2	(18,187.2)	3,042.0
Intangible assets, net	2,527.3	1,292.4	482.4	4,302.1	--	--	4,302.1
Goodwill	1,956.1	1,621.1	622.7	4,199.9	--	--	4,199.9
Other assets	139.3	45.8	(0.7)	184.4	--	--	184.4
Total assets	$47,107.4	$37,840.0	$(37,843.5)	$47,103.9	$18,187.2	$(18,190.4)	$47,100.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,206.4	$--	$--	$2,206.4	$--	$--	$2,206.4
Accounts payable – trade	216.6	571.4	(14.8)	773.2	0.6	--	773.8
Accounts payable – related parties	1,226.5	173.3	(1,280.9)	118.9	4.0	(4.0)	118.9
Accrued product payables	1,570.0	2,287.9	(4.6)	3,853.3	--	--	3,853.3
Accrued interest	335.4	0.7	(0.6)	335.5	--	--	335.5
Other current liabilities	130.8	763.7	(308.7)	585.8	--	--	585.8
Total current liabilities	5,685.7	3,797.0	(1,609.6)	7,873.1	4.6	(4.0)	7,873.7
Long-term debt	19,142.5	14.9	--	19,157.4	--	--	19,157.4
Deferred tax liabilities	4.9	58.5	(0.9)	62.5	--	4.1	66.6
Other long-term liabilities	10.9	180.8	(0.3)	191.4	119.4	--	310.8
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	22,263.4	33,720.6	(37,820.6)	18,163.4	18,063.2	(18,163.4)	18,063.2
Noncontrolling interests	--	68.2	1,587.9	1,656.1	--	(27.1)	1,629.0
Total equity	22,263.4	33,788.8	(36,232.7)	19,819.5	18,063.2	(18,190.5)	19,692.2
Total liabilities and equity	$47,107.4	$37,840.0	$(37,843.5)	$47,103.9	$18,187.2	$(18,190.4)	$47,100.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$5,579.8	$4,825.2	$(2,932.5)	$7,472.5	$--	$--	$7,472.5
Costs and expenses:
Operating costs and expenses	5,324.1	4,224.9	(2,932.6)	6,616.4	--	--	6,616.4
General and administrative costs	8.4	40.7	--	49.1	0.2	--	49.3
Total costs and expenses	5,332.5	4,265.6	(2,932.6)	6,665.5	0.2	--	6,665.7
Equity in income of unconsolidated affiliates	627.7	91.6	(630.1)	89.2	636.3	(636.3)	89.2
Operating income	875.0	651.2	(630.0)	896.2	636.1	(636.3)	896.0
Other income (expense):
Interest expense	(238.3)	(2.8)	2.0	(239.1)	--	--	(239.1)
Other, net	2.0	0.5	(2.0)	0.5	--	--	0.5
Total other expense, net	(236.3)	(2.3)	--	(238.6)	--	--	(238.6)
Income before income taxes	638.7	648.9	(630.0)	657.6	636.1	(636.3)	657.4
Provision for income taxes	(3.2)	(3.1)	--	(6.3)	--	(0.5)	(6.8)
Net income	635.5	645.8	(630.0)	651.3	636.1	(636.8)	650.6
Net loss (income) attributable to noncontrolling interests	--	0.3	(16.0)	(15.7)	--	1.2	(14.5)
Net income attributable to entity	$635.5	$646.1	$(646.0)	$635.6	$636.1	$(635.6)	$636.1

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$621.9	$637.8	$(630.0)	$629.7	$614.5	$(615.2)	$629.0
Comprehensive loss (income) attributable to noncontrolling interests	--	0.3	(16.0)	(15.7)	--	1.2	(14.5)
Comprehensive income attributable to entity	$621.9	$638.1	$(646.0)	$614.0	$614.5	$(614.0)	$614.5

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$635.5	$645.8	$(630.0)	$651.3	$636.1	$(636.8)	$650.6
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	32.9	334.6	(0.1)	367.4	--	--	367.4
Equity in income of unconsolidated affiliates	(627.7)	(91.6)	630.1	(89.2)	(636.3)	636.3	(89.2)
Distributions received from unconsolidated affiliates	633.9	97.5	(597.0)	134.4	726.7	(726.7)	134.4
Net effect of changes in operating accounts and other operating activities	(146.6)	13.0	6.9	(126.7)	17.0	0.5	(109.2)
Net cash flows provided by operating activities	528.0	999.3	(590.1)	937.2	743.5	(726.7)	954.0
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(234.2)	(559.0)	--	(793.2)	--	--	(793.2)
Proceeds from asset sales and insurance recoveries	--	0.5	--	0.5	--	--	0.5
Other investing activities	(252.0)	(24.0)	179.6	(96.4)	(468.4)	468.4	(96.4)
Cash used in investing activities	(486.2)	(582.5)	179.6	(889.1)	(468.4)	468.4	(889.1)
Financing activities:
Borrowings under debt agreements	9,182.5	--	--	9,182.5	--	--	9,182.5
Repayments of debt	(8,953.2)	--	--	(8,953.2)	--	--	(8,953.2)
Cash distributions paid to partners	(726.7)	(613.1)	613.1	(726.7)	(703.8)	726.7	(703.8)
Cash payments made in connection with DERs	--	--	--	--	(1.2)	--	(1.2)
Cash distributions paid to noncontrolling interests	--	(0.4)	(16.1)	(16.5)	--	--	(16.5)
Cash contributions from noncontrolling interests	--	4.4	(0.4)	4.0	--	--	4.0
Net cash proceeds from issuance of common units	--	--	--	--	468.4	--	468.4
Cash contributions from owners	468.4	179.2	(179.2)	468.4	--	(468.4)	--
Other financing activities	0.1	--	--	0.1	(38.5)	--	(38.4)
Cash used in financing activities	(28.9)	(429.9)	417.4	(41.4)	(275.1)	258.3	(58.2)
Net change in cash and cash equivalents	12.9	(13.1)	6.9	6.7	--	--	6.7
Cash and cash equivalents, January 1	18.7	70.4	(14.7)	74.4	--	--	74.4
Cash and cash equivalents, March 31	$31.6	$57.3	$(7.8)	$81.1	$--	$--	$81.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Subsequent Event

Issuance of $2.5 Billion of Senior Notes in May 2015

On May 7, 2015, EPO issued $750 million in principal amount of 1.65% senior notes due May 2018 (“Senior Notes OO”), $875 million in principal amount of 3.70% senior notes due February 2026 (“Senior Notes PP”) and $875 million in principal amount of 4.90% senior notes due May 2046 (“Senior Notes QQ”).  Senior Notes OO, PP and QQ were issued at 99.881%, 99.635% and 99.635% of their principal amounts, respectively.

Net proceeds from the issuance of these senior notes were used as follows: (i) the repayment of amounts outstanding under EPO’s commercial paper program, which included amounts we used to repay $250 million in principal amount of Senior Notes I that matured in March 2015, (ii) the repayment of amounts outstanding at the maturity of our $400 million in principal amount of Senior Notes X due June 2015 and (iii) for general company purposes.

Enterprise Products Partners L.P. has unconditionally guaranteed these senior notes on an unsecured and unsubordinated basis.  These senior notes rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness and are senior to any existing and future subordinated indebtedness of EPO.  These senior notes are subject to make-whole redemption rights and were issued under an indenture containing certain covenants, which generally restrict EPO’s ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three Months Ended March 31, 2015 and 2014.

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2014, as filed on March 2, 2015 (the “2014 Form 10-K”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Unless the context requires otherwise, references to “we,” “us,” “our,” “Enterprise” or “Enterprise Products Partners” are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.  References to “EPO” mean Enterprise Products Operating LLC, which is a wholly owned subsidiary of Enterprise, and its consolidated subsidiaries, through which Enterprise Products Partners L.P. conducts its business.  Enterprise is managed by its general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a privately held Texas limited liability company.

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Enterprise GP; (ii) Dr. Ralph S. Cunningham; and (iii) Richard H. Bachmann.  Each of the DD LLC Trustees also currently serves as one of the three managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as a Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer (“CEO”) of EPCO.  Each of the EPCO Trustees is also a director of EPCO.

In addition to owning our general partner, EPCO and its privately held affiliates owned approximately 34.6% of our limited partner interests at March 31, 2015.

References to “Oiltanking” and “Oiltanking GP” mean Oiltanking Partners, L.P.  and OTLP GP, LLC, the general partner of Oiltanking, respectively.  In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking, all of the member interests of Oiltanking GP and the incentive distribution rights (“IDRs”) held by Oiltanking GP from Oiltanking Holding Americas, Inc. (“OTA”) as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this acquisition. See “Significant Recent Developments” within this Part I, Item 2 for information regarding the completion of this acquisition.

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under “Risk Factors” within Part I, Item 1A included in our 2014 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the filing date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

On February 13, 2015, we completed our acquisition of Oiltanking.  See “Significant Recent Developments” within this Part I, Item 2 for information regarding this acquisition.

We conduct substantially all of our business through EPO and are owned 100% by our limited partners from an economic perspective.  Enterprise GP manages our partnership and owns a non-economic general partner interest in us. Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (“ASA”) or by other service providers.

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

Significant Recent Developments

The following information highlights selected commercial and operational developments since January 1, 2015.  For information regarding recent offerings of our equity and debt securities, see “Liquidity and Capital Resources” within this Part I, Item 2.

Plans to Construct New Crude Oil and Condensate Pipeline from Midland to Houston, Texas

In April 2015, we announced the execution of long-term agreements that support development of a new 24-inch diameter pipeline (the “Midland-to-Houston” pipeline) that would transport increasing volumes of crude oil and condensate from the Permian Basin to markets in Southeast Texas.  The new pipeline will originate at our Midland, Texas crude oil terminal and extend 416 miles to our Sealy storage facility, which is located west of Houston, Texas.  Volumes arriving at Sealy would then be transported to our Enterprise Crude Houston (“ECHO”) terminal in southeast Houston using our Rancho II pipeline, which is currently under construction and expected to be complete in July 2015.  Through ECHO, shippers will have direct access to every refinery in Houston, Texas City, Beaumont and Port Arthur, as well as our dock facilities. The Midland-to-Houston pipeline is expected to have a transportation capacity of up to 540 MBPD and commence operations in the second quarter of 2017.

Plans to Construct Natural Gas Processing Facility in Delaware Basin

In April 2015, we formed a 50/50 joint venture with an affiliate of Occidental Petroleum Corporation to develop a new 150 MMcf/d cryogenic natural gas processing facility that will accommodate growing production of NGL-rich natural gas from the Delaware Basin. The facility will be supported by long-term, firm contracts and is expected to begin operations in mid-2016.  We will serve as construction manager for the project and operator once the new facility commences operations.  The location of the new facility is under evaluation and is expected to be finalized in the second quarter of 2015.

Increase in NGL Loading Capacity at our Houston Ship Channel LPG Export Terminal

In September 2013, we announced an expansion project at our Houston Ship Channel LPG export terminal that would increase our ability to load cargoes from 7.5 MMBbls per month to approximately 9.0 MMBbls per month.  This project was completed in April 2015.

In January 2014, we announced a further expansion of this export terminal that is expected to increase our loading capability from approximately 9.0 MMBbls per month to in excess of 16.0 MMBbls per month by the end of 2015. We expect our maximum loading capacity at this terminal to be approximately 27,000 barrels per hour once this expansion project is completed. Our expansion projects at this terminal are supported by long-term LPG sales agreements with exporters.

Formation of Panola Pipeline Joint Venture

In February 2015, we formed a joint venture involving our Panola NGL Pipeline with affiliates of Anadarko Petroleum Corporation (“Anadarko”), DCP Midstream Partners, LP (“DCP”) and MarkWest Energy Partners, L.P. (“MarkWest”).   We will continue to serve as operator of the Panola Pipeline and own 55% of the member interests in the joint venture.   Affiliates of Anadarko, DCP and MarkWest will own the remaining 45% member interests, with each holding a 15% interest.

The Panola Pipeline transports mixed NGLs from points near Carthage, Texas to Mont Belvieu, Texas and supports the Haynesville and Cotton Valley oil and gas production areas.  In January 2015, we announced an expansion project involving the Panola Pipeline consisting of the installation of 60 miles of new pipeline, as well as pumps and other related equipment designed to increase the system’s throughput capacity by 50 MBPD to approximately 100 MBPD.   The incremental capacity is expected to be available in the first quarter of 2016.

Completion of Oiltanking Acquisition

In October 2014, we completed the first step of a two-step acquisition of Oiltanking by paying approximately $4.41 billion to OTA for Oiltanking GP, the related IDRs and approximately 65.9% of the limited partner interests of Oiltanking.  As a second step of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking GP on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the “merger agreement”) with Oiltanking in November 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of Enterprise with and into Oiltanking, with Oiltanking surviving the merger as a wholly owned subsidiary of Enterprise; and

▪
all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking’s public unitholders (which consisted of Oiltanking unitholders other than Enterprise and its subsidiaries) to be cancelled and converted into Enterprise common units based on an exchange ratio of 1.30 Enterprise common units for each Oiltanking common unit.

In accordance with the merger agreement and Oiltanking’s partnership agreement, the merger was submitted to a vote of Oiltanking’s common unitholders, with the required majority of unitholders (including our ownership interests) voting to approve the merger on February 13, 2015.  Upon approval of the merger, a total of 36,827,517 of our common units were issued to Oiltanking’s former public unitholders.  With the completion of this second step, total consideration paid by Enterprise for Oiltanking was approximately $5.9 billion.

On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the Federal Trade Commission (“FTC”) requesting specified information relating to the Oiltanking acquisition and Enterprise’s operations. On April 13, 2015, we received a Civil Investigative Demand issued by the Attorney General of the State of Texas requesting copies of the same information and any correspondence with the FTC.  We are in the process of complying with the requests and are cooperating with the investigations.  Based on the limited information that we have at this time, we are unable to predict the outcome of the investigations.

For information regarding changes in our goodwill and equity balances as a result of completing the Oiltanking acquisition, see Notes 8 and 10, respectively, of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Results of Operations

Summarized Consolidated Income Statement Data

The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Revenues	$7,472.5	$12,909.9
Costs and expenses:
Operating costs and expenses:
Cost of sales	5,678.1	11,052.7
Other operating costs and expenses	559.8	607.2
Depreciation, amortization and accretion expenses	345.3	301.4
Net gains attributable to asset sales and insurance recoveries	(0.1)	(89.6)
Non-cash asset impairment charges	33.3	8.8
Total operating costs and expenses	6,616.4	11,880.5
General and administrative costs	49.3	53.2
Total costs and expenses	6,665.7	11,933.7
Equity in income of unconsolidated affiliates	89.2	56.5
Operating income	896.0	1,032.7
Interest expense	(239.1)	(220.9)
Other, net	0.5	(0.3)
Provision for income taxes	(6.8)	(4.8)
Net income	650.6	806.7
Net income attributable to noncontrolling interests	(14.5)	(7.9)
Net income attributable to limited partners	$636.1	$798.8

The following table presents each business segment’s contribution to revenues (net of eliminations) for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services:
Sales of NGLs and related products	$2,242.2	$4,795.8
Midstream services	434.1	383.7
Total	2,676.3	5,179.5
Onshore Natural Gas Pipelines & Services:
Sales of natural gas	476.3	953.2
Midstream services	257.6	251.4
Total	733.9	1,204.6
Onshore Crude Oil Pipelines & Services:
Sales of crude oil	2,570.7	4,873.4
Midstream services	107.3	84.9
Total	2,678.0	4,958.3
Offshore Pipelines & Services:
Sales of natural gas	--	0.2
Sales of crude oil	1.1	2.1
Midstream services	34.1	34.6
Total	35.2	36.9
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,151.0	1,356.2
Midstream services	198.1	174.4
Total	1,349.1	1,530.6
Total consolidated revenues	$7,472.5	$12,909.9

Selected Energy Commodity Price Data

The following table presents index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade	WTI	LLS
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Crude Oil,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)
2014 by quarter:
1st Quarter	$4.95	$0.34	$1.30	$1.39	$1.42	$2.12	$0.73	$0.61	$98.68	$104.43
2nd Quarter	$4.68	$0.29	$1.06	$1.25	$1.30	$2.21	$0.70	$0.57	$102.99	$105.55
3rd Quarter	$4.07	$0.24	$1.04	$1.25	$1.28	$2.11	$0.71	$0.58	$97.21	$100.94
4th Quarter	$4.04	$0.21	$0.76	$0.98	$0.99	$1.49	$0.69	$0.52	$73.15	$76.08
2014 Averages	$4.43	$0.27	$1.04	$1.22	$1.25	$1.98	$0.71	$0.57	$93.01	$96.75

2015 by quarter:
1st Quarter	$2.99	$0.19	$0.53	$0.68	$0.68	$1.10	$0.50	$0.37	$48.63	$52.83

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

▪
The market price of WTI crude oil (as measured on the NYMEX) averaged $48.63 per barrel in the first quarter of 2015 compared to $98.68 per barrel in the first quarter of 2014.  Crude oil prices have been depressed since the fourth quarter of 2014 due to the current worldwide oversupply situation.

▪
The market price of natural gas (as measured at the Henry Hub in Louisiana) averaged $2.99 per MMBtu in the first quarter of 2015 compared to $4.95 per MMBtu in the first quarter of 2014.  Natural gas prices in the first quarter of 2014 were higher than normal due to unusually cold weather during that period.  Prices in the first quarter of 2015 decreased primarily due to higher natural gas inventory levels in storage.

▪
The weighted-average indicative market price for NGLs (based on prices for such products at Mont Belvieu, Texas, which is the primary industry hub for domestic NGL production) was $0.54 per gallon in the first quarter of 2015 compared to $1.13 per gallon in the first quarter of 2014.  In general, NGL prices have declined since the fourth quarter of 2014 due to oversupply of certain products and lower crude oil prices.

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

Revenues.  Total revenues for the first quarter of 2015 decreased $5.44 billion when compared to total revenues for the first quarter of 2014. Revenues from the marketing of NGLs, crude oil, natural gas and petrochemicals decreased $5.61 billion quarter-to-quarter primarily due to lower sales prices.  Revenues from the marketing of refined products increased a net $64.4 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $254.7 million increase, partially offset by lower sales prices, which accounted for a $190.3 million decrease.  Revenues from midstream services increased $102.2 million quarter-to-quarter primarily due to the ongoing expansion of our operations.  Recently completed assets such the ATEX pipeline and a portion of the Aegis Ethane Pipeline, expanded crude oil storage capacity at our ECHO terminal and certain assets at our Mont Belvieu complex contributed approximately $40 million of this quarter-to-quarter increase.  Revenues for the first quarter of 2015 include $47.8 million from services provided by the terminal assets we now own due to our acquisition of Oiltanking effective October 1, 2014.

Operating costs and expenses.  Total operating costs and expenses for the first quarter of 2015 decreased $5.26 billion when compared to the first quarter of 2014.  The cost of sales associated with our marketing of NGLs, crude oil, petrochemicals and natural gas decreased $5.41 billion quarter-to-quarter primarily due to lower purchase prices.  The cost of sales associated with our marketing of refined products increased a net $54.4 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $254.2 million increase, partially offset by lower purchase prices, which accounted for a $199.8 million decrease.

Other operating costs and expenses decreased $47.4 million quarter-to-quarter primarily due to lower fuel and maintenance costs, which accounted for a $30.1 million decrease.  Other operating costs and expenses for the first quarter of 2015 includes $13.9 million of expenses attributable to the marine terminal assets we now own as a result of acquiring Oiltanking.  This amount is partially offset by $8.6 million of terminaling fees that we paid Oiltanking during the first quarter of 2014.

Depreciation, amortization and accretion expenses in operating costs and expenses for the first quarter of 2015 increased $43.9 million when compared to the first quarter of 2014 primarily due to the ongoing expansion of our operations.  This quarter-to-quarter increase includes $24.0 million of depreciation and amortization expenses in the first quarter of 2015 attributable to our acquisition of Oiltanking.

In the first quarter of 2014, we recognized $95.0 million of gains attributable to the receipt of nonrefundable cash insurance proceeds. These proceeds were attributable to property damage claims we filed in connection with the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.

Operating costs and expenses also include $33.3 million and $8.8 million of non-cash asset impairment charges for the first quarters of 2015 and 2014, respectively.  Our non-cash asset impairment charges for the first quarter of 2015 primarily relate to crude oil and natural gas pipeline assets in Texas.

General and administrative costs.  General and administrative costs for the first quarter of 2015 decreased $3.9 million when compared to the first quarter of 2014 primarily due to costs we incurred during the first quarter of 2014 for the settlement of litigation associated with our merger in 2010 with Enterprise GP Holdings L.P.

Equity in income of unconsolidated affiliates.  Equity income from our unconsolidated affiliates for the first quarter of 2015 increased $32.7 million when compared to the first quarter of 2014.  This increase is primarily due to increased earnings from our investments in crude oil and NGL pipeline joint ventures.

Interest expense.  Interest expense increased $18.2 million for the first quarter of 2015 when compared to the first quarter of 2014.  The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Interest charged on debt principal outstanding	$257.1	$232.9
Impact of interest rate hedging program, including related amortization	4.7	1.4
Interest costs capitalized in connection with construction projects (1)	(29.6)	(18.5)
Other (2)	6.9	5.1
Total	$239.1	$220.9

(1)   Capitalized interest amounts become part of the historical cost of an asset and are charged to earnings (as a component of depreciation expense) ratably over the estimated useful life of the asset once the asset enters its intended service. Capitalized interest amounts fluctuate based on the timing of when projects are placed into service, our capital spending levels and the interest rates charged on borrowings.

(2) Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization of debt issuance costs.

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $24.2 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the first quarter of 2015, which accounted for a $46.5 million increase, partially offset by the effect of lower overall interest rates in the first quarter of 2015, which accounted for a $22.3 million decrease.  Our weighted-average debt principal balance for the first quarter of 2015 was $21.67 billion compared to $17.76 billion for the first quarter of 2014. In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program. For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” within this Part I, Item 2.

Provision for income taxes.  Provision for income taxes increased $2.0 million for the first quarter of 2015 when compared to the first quarter of 2014.  The increase in expense is attributable to our state tax obligations under the Revised Texas Franchise Tax.

Noncontrolling interests.  Net income attributable to noncontrolling interests increased $6.6 million for the first quarter of 2015 when compared to the first quarter of 2014.  This increase is primarily due to the inclusion of noncontrolling interests in Oiltanking from January 1, 2015 to February 13, 2015, which is the date we completed the Oiltanking acquisition.

Business Segment Highlights

We evaluate segment performance based on the non-GAAP financial measure of gross operating margin. The following table presents gross operating margin by segment for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
NGL Pipelines & Services	$695.2	$780.0
Onshore Natural Gas Pipelines & Services	204.5	220.4
Onshore Crude Oil Pipelines & Services	214.0	159.7
Offshore Pipelines & Services	46.1	39.3
Petrochemical & Refined Products Services	174.6	130.4
Total	$1,334.4	$1,329.8

For additional information regarding our use of this non-GAAP financial measure, see “Other Items – Use of Non-GAAP Financial Measures” within this Part I, Item 2.

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

NGL Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2015	2014
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$240.2	$349.2
NGL pipelines and related storage	328.2	290.2
NGL fractionation	126.8	140.6
Total	$695.2	$780.0
Selected volumetric data:
NGL transportation volumes (MBPD)	2,690	2,838
NGL fractionation volumes (MBPD)	798	792
Equity NGL production (MBPD) (1)	134	137
Fee-based natural gas processing (MMcf/d) (2)	4,784	4,715

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities

Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2015 decreased $109.0 million when compared to the first quarter of 2014.  Gross operating margin from our NGL marketing activities for the first quarter of 2015 decreased a net $59.2 million when compared to the first quarter of 2014 primarily due to lower sales margins, which accounted for a $75.4 million decrease, partially offset by a $17.8 million increase due to higher sales volumes.  In the first quarter of 2015, more volume in the LPG export business was associated with long-term, fee-based marketing contracts compared to higher margin spot business in the first quarter of 2014.  Gross operating margin from our South Texas, Meeker, Pioneer and Chaco natural gas processing plants decreased $45.3 million in the aggregate primarily due to lower processing margins.

NGL pipelines and related storage

Gross operating margin from NGL pipelines and related storage assets for the first quarter of 2015 increased $38.0 million when compared to the first quarter of 2014.  Gross operating margin from our Houston Ship Channel marine terminal and related pipeline increased $20.6 million quarter-to-quarter, of which $14.6 million of the increase is attributable to our acquisition of Oiltanking and $6.0 million to a combined 55 MBPD increase in volumes.

Collectively, gross operating margin from our investments in the Front Range Pipeline, Texas Express Pipeline and Texas Express Gathering System increased $7.9 million quarter-to-quarter primarily due to a combined 48 MBPD increase in transportation volumes (net to our interest).  Gross operating margin from our ATEX pipeline increased a net $5.5 million quarter-to-quarter primarily due to higher transportation volumes of 22 MBPD.  Gross operating margin from our South Texas NGL Pipeline System increased $5.0 million quarter-to-quarter primarily due to higher transportation and other fees.

Transportation volumes on the Mid-America Pipeline System and Seminole Pipeline decreased a combined 202 MBPD quarter-to-quarter due in part to increased ethane rejection during the first quarter of 2015 when compared to the first quarter of 2014.  Ethane rejection at natural gas processing plants in the regions served by our Mid-America Pipeline System and Seminole Pipeline results in lower volumes of ethane available for transportation.  Gross operating margin from the Mid-America Pipeline System, Seminole Pipeline and related terminals increased slightly quarter-to-quarter.  Higher transportation tariffs and other fees, which accounted for a $12.2 million quarter-to-quarter increase in gross operating margin and an $18.0 million quarter-to-quarter decrease in operating expenses were substantially offset by a $29.9 million decrease in gross operating margin due to lower transportation volumes.  Gross operating margin from our Dixie Pipeline decreased $5.3 million quarter-to-quarter primarily due to a 37 MBPD decrease in transportation volumes.

NGL fractionation

Gross operating margin from NGL fractionation for the first quarter of 2015 decreased $13.8 million when compared to the first quarter of 2014.  Gross operating margin from our Mont Belvieu NGL fractionators decreased a net $6.6 million quarter-to-quarter primarily due to lower energy commodity prices, which resulted in a combined $14.3 million decrease in fractionation fees and product blending revenues, partially offset by a $7.8 million increase due to higher NGL fractionation volumes of 26 MBPD (net to our interest).  Gross operating margin from our Hobbs NGL fractionator in Gaines County, Texas decreased a net $4.6 million quarter-to-quarter primarily due to lower fractionation volumes of 21 MBPD.  Gross operating margin from our Norco NGL fractionator in Louisiana decreased $2.9 million quarter-to-quarter primarily due to lower revenues from product blending and percent-of-liquids contracts attributable to lower energy commodity prices.

Onshore Natural Gas Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Onshore Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2015	2014
Segment gross operating margin	$204.5	$220.4
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	12,503	12,520

Gross operating margin from our onshore natural gas pipelines and services segment for the first quarter of 2015 decreased $15.9 million when compared to the first quarter of 2014.  Gross operating margin from our Texas Intrastate System decreased $11.9 million quarter-to-quarter primarily due to an increase in maintenance and other operating expenses.  Gross operating margin from our San Juan Gathering System decreased $8.1 million quarter-to-quarter primarily due to lower gathering fees, which are indexed to natural gas prices.  Gross operating margin from our Jonah Gathering System increased $4.8 million quarter-to-quarter primarily due to higher volumes of 103 BBtus/d, which accounted for a $2.5 million increase, and higher gathering fees, which accounted for an additional $1.9 million increase.

Onshore Crude Oil Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Onshore Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2015	2014
Segment gross operating margin	$214.0	$159.7
Selected volumetric data:
Crude oil transportation volumes (MBPD)	1,384	1,260

Gross operating margin from our onshore crude oil pipelines and services segment for the first quarter of 2015 increased $54.3 million when compared to the first quarter of 2014.  Gross operating margin from crude oil terminaling services at our Houston Ship Channel terminal, which we now own due to our acquisition of Oiltanking, contributed $25.3 million in the first quarter of 2015.

Gross operating margin from our equity investment in the Seaway Pipeline increased $22.6 million quarter-to-quarter primarily due to contributions from the Seaway Loop, which commenced operations in December 2014.  The quarter-to-quarter increase in gross operating margin from this investment includes an $8.4 million increase in transportation revenues associated with shipper make-up rights that are deferred under GAAP and not reflected in our consolidated equity in income of unconsolidated affiliates.  Seaway’s transportation volumes increased a net 37

MBPD quarter-to-quarter (net to our interest) with a 64 MBPD increase in long-haul volumes partially offset by a 27 MBPD decrease in combined short-haul volumes on the Texas City and Freeport Systems.

Gross operating margin from our Red River System increased $7.4 million quarter-to-quarter primarily due to lower operating expenses.

Offshore Pipelines & Services.  The following table presents segment gross operating margin and selected volumetric data for the Offshore Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2015	2014
Segment gross operating margin	$46.1	$39.3
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	619	569
Crude oil transportation volumes (MBPD)	340	335
Platform natural gas processing (MMcf/d)	124	147
Platform crude oil processing (MBPD)	15	17

Gross operating margin from our offshore pipelines and services segment for the first quarter of 2015 increased $6.8 million when compared to the first quarter of 2014.  Gross operating margin for the first quarter of 2015 includes $9.4 million of equity earnings from our investment in the SEKCO Oil Pipeline, which started earning firm capacity reservation fees in the third quarter of 2014.  Aggregate gross operating margin from our Independence Hub platform and Independence Trail pipeline decreased $2.8 million quarter-to-quarter primarily due to lower platform processing and pipeline transportation volumes during the first quarter of 2015.

Petrochemical & Refined Products Services.  The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2015	2014
Segment gross operating margin:
Propylene fractionation and related activities	$64.4	$49.0
Butane isomerization and related operations	6.9	22.3
Octane enhancement and related plant operations	1.1	0.2
Refined products pipelines and related activities	86.3	42.5
Marine transportation and other	15.9	16.4
Total	$174.6	$130.4

Selected volumetric data:
Propylene fractionation volumes (MBPD)	74	73
Butane isomerization volumes (MBPD)	62	80
Standalone DIB processing volumes (MBPD)	65	74
Octane additive and related plant production volumes (MBPD)	8	6
Transportation volumes, primarily refined products and petrochemicals (MBPD)	803	703

Propylene fractionation and related activities

Gross operating margin from our propylene fractionation and related activities increased $15.4 million quarter-to-quarter primarily due to higher propylene sales margins, which accounted for an $11.3 million increase, and higher sales volumes, which accounted for an additional $6.2 million increase.

Butane isomerization and deisobutanizer operations

Gross operating margin from our butane isomerization and deisobutanizer (“DIB”) operations decreased $15.4 million quarter-to-quarter primarily due to lower by-product sales revenues.  By-product sales revenues decreased $10.0 million quarter-to-quarter, of which $6.7 million is due to lower sales prices and the remaining $3.3 million is due to lower sales volumes.

Octane enhancement and HPIB plant operations

Gross operating margin from our octane enhancement facility and high purity isobutylene (“HPIB”) plant increased slightly quarter-to-quarter.   Higher sales volumes, which accounted for a $7.1 million quarter-to-quarter increase in gross operating margin, and a $0.9 million decrease in operating expenses were substantially offset by a $7.3 million quarter-to-quarter decrease in gross operating margin due to lower sales margins.  Production volumes for the octane enhancement facility for both quarterly periods were impacted by the facility’s planned annual major maintenance activities.

Refined products pipelines and related activities

Gross operating margin from refined products pipelines and related marketing activities increased $43.8 million quarter-to-quarter.  Gross operating margin from our TE Products Pipeline and related refined products terminals increased $25.7 million quarter-to-quarter primarily due to higher tariffs and other fees, which accounted for a $10.4 million increase, and a $14.6 million quarter-to-quarter decrease in operating expenses (e.g., lower fuel and maintenance costs).  Overall, transportation volumes on the TE Products Pipeline increased a net 55 MBPD quarter-to-quarter primarily due to higher refined products and petrochemical transportation volumes.  Our Beaumont Refined Products Export Terminal, which we reactivated in May 2014, contributed $5.9 million of gross operating margin for the first quarter of 2015 on throughput volumes of 65 MBPD.

Gross operating margin for the first quarter of 2015 includes $7.8 million and $5.5 million from refined products terminaling services provided at our Beaumont Marine West Terminal and Houston Ship Channel terminal, respectively.  We own these terminals due to our acquisition of Oiltanking effective October 1, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had $3.69 billion of consolidated liquidity, which was comprised of $81.1 million of unrestricted cash on hand and $3.61 billion of available borrowing capacity under EPO’s revolving credit facilities. Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.  We have a universal shelf registration statement (the “2013 Shelf”) on file with the SEC.  The 2013 Shelf allows Enterprise Products Partners L.P. and EPO (on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  We issued $2.5 billion of senior notes under the 2013 Shelf in May 2015 (see below).

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at March 31, 2015 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Commercial Paper	$1,388.0	$1,388.0	$--	$--	$--	$--	$--
Senior Notes	18,700.0	1,050.0	750.0	800.0	350.0	1,500.0	14,250.0
Junior Subordinated Notes	1,532.7	--	--	--	--	--	1,532.7
Total	$21,620.7	$2,438.0	$750.0	$800.0	$350.0	$1,500.0	$15,782.7

We expect to refinance the current maturities of our consolidated debt obligations at or prior to their maturity.

Issuance of $2.5 Billion of Senior Notes in May 2015.  On May 7, 2015, EPO issued $750 million in principal amount of 1.65% senior notes due May 2018 (“Senior Notes OO”), $875 million in principal amount of 3.70% senior notes due February 2026 (“Senior Notes PP”) and $875 million in principal amount of 4.90% senior notes due May 2046 (“Senior Notes QQ”).  Senior Notes OO, PP and QQ were issued at 99.881%, 99.635% and 99.635% of their principal amounts, respectively.

Net proceeds from the issuance of these senior notes were used as follows: (i) the repayment of amounts outstanding under EPO’s commercial paper program, which included amounts we used to repay $250 million in principal amount of Senior Notes I that matured in March 2015, (ii) the repayment of amounts outstanding at the maturity of our $400 million in principal amount of Senior Notes X due June 2015 and (iii) for general company purposes.

Enterprise Products Partners L.P. has unconditionally guaranteed these senior notes on an unsecured and unsubordinated basis.  These senior notes rank equal with EPO’s existing and future unsecured and unsubordinated indebtedness and are senior to any existing and future subordinated indebtedness of EPO.  These senior notes are subject to make-whole redemption rights and were issued under an indenture containing certain covenants, which generally restrict EPO’s ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.

Issuance of Common Units

The following information describes significant transactions that affected our partners’ equity accounts during the three months ended March 31, 2015:

Completion of Oiltanking Acquisition.  On February 13, 2015, we issued 36,827,517 common units to the former public unitholders of Oiltanking as a result of completing Step 2 of the Oiltanking acquisition. See “Significant Recent Developments” within this Part I, Item 2 for additional information regarding the Oiltanking acquisition.

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

During the three months ended March 31, 2015, we issued 12,350,761 common units under this program for aggregate gross proceeds of $407.8 million.   This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  After taking into account applicable costs, our transactions under the at-the-market program resulted in aggregate net cash proceeds of $404.2 million for the first quarter of 2015.

In April 2015, we sold an additional 2,913,000 common units under the at-the-market program for aggregate gross proceeds of $96.8 million (net proceeds of $96.1 million). As of April 30, 2015, we have the capacity to issue additional common units under this program up to an aggregate sales price of $687.1 million.

DRIP and EUPP.  We also have registration statements on file with the SEC collectively authorizing the issuance of up to 140,000,000 of our common units in connection with a distribution reinvestment plan (or “DRIP”).  We issued a total of 1,869,079 common units under our DRIP during the three months ended March 31, 2015, which generated net cash proceeds of $61.7 million.  After taking into account the number of common units issued under the DRIP through March 31, 2015, we have the capacity to issue an additional 25,612,270 common units under this plan.  In May 2015, affiliates of privately held EPCO purchased a total of $50 million of common units through the DRIP.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our employee unit purchase plan (“EUPP”).  We issued 71,753 common units under our EUPP during the three months ended March 31, 2015, which generated net cash proceeds of $2.5 million.  After taking into account the number of common units issued under the EUPP through March 31, 2015, we may issue an additional 7,081,315 common units under this plan.

Use of Proceeds.  The net cash proceeds we received from the issuance of common units during the three months ended March 31, 2015 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facility and for general company purposes.

For additional information regarding our issuance of common units and related registration statements, see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of May 5, 2015, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s and Baa1 from Moody’s.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s and P-2 from Moody’s.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO’s long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

	For the Three Months Ended March 31,
	2015	2014
Net cash flows provided by operating activities	$954.0	$1,404.1
Cash used in investing activities	889.1	861.5
Cash provided by (used in) financing activities	(58.2)	388.9

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities.  As a result, these cash flows are exposed to certain risks.  We operate predominantly in the midstream energy industry.  We provide products and services to producers and consumers of natural gas, NGLs, crude oil, refined products and petrochemicals.  The products that we process, sell, transport or store are principally used as fuel for residential, agricultural and commercial heating; as feedstocks in petrochemical manufacturing; by crude oil refineries; and in the production of motor gasoline.  Reduced demand for our services or products by industrial customers, whether because of a decline in general economic conditions, reduced demand for the end products made with our products, or increased competition from other service providers or producers due to pricing differences or other reasons, could have a negative impact on our earnings and operating cash flows.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” under Part I, Item 1A of our 2014 Form 10-K.

Comparison of Three Months Ended March 31, 2015 with Three Months Ended March 31, 2014

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating Activities.  Net cash flows provided by operating activities for the first quarter of 2015 decreased $450.1 million when compared to the first quarter of 2014.  The decrease in cash provided by operating activities was primarily due to:

▪	a $481.5 million quarter-to-quarter decrease in cash primarily due to the timing of cash receipts and payments related to operations; and

▪
a $31.3 million decrease in cash attributable to lower partnership income in the first quarter of 2015 compared to the first quarter of 2014 (after adjusting our $156.1 million quarter-to-quarter decrease in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); partially offset by

▪	a $62.7 million increase quarter-to-quarter in cash distributions from unconsolidated affiliates primarily due to improved results from our investments in crude oil and NGL pipeline joint ventures.

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing Activities.  Cash used in investing activities for the first quarter of 2015 increased $27.6 million when compared to the first quarter of 2014 primarily due to:

▪	a $97.8 million quarter-to-quarter increase in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs;

▪
a $95.0 million quarter-to-quarter decrease in cash proceeds from insurance recoveries (see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding proceeds from insurance recoveries); and

▪	a $50.5 million quarter-to-quarter change in restricted cash requirements; partially offset by

▪
a $216.4 million quarter-to-quarter decrease in cash contributions to our unconsolidated affiliates primarily due to the completion of construction of the Front Range Pipeline and the Seaway Loop, partially offset by increased investments in the Eagle Ford Crude Oil Pipeline System.

Financing Activities.  Our net cash outflow for financing activities for the first quarter of 2015 was $58.2 million compared to a net cash inflow from financing activities for the first quarter of 2014 of $388.9 million.  The $447.1 million quarter-to-quarter change in cash flow from financing activities was primarily due to:

▪
a $792.2 million quarter-to-quarter decrease in net borrowings under our consolidated debt agreements.  EPO repaid $250.0 million in principal amount of senior notes during the first quarter of 2015, compared to the issuance of $2.0 billion and repayment of $500.0 million in principal amount of senior notes during the first quarter of 2014.  In addition, net cash inflows attributable to the issuance of short-term notes under EPO’s commercial paper program were $479.3 million during the first quarter of 2015 compared to net repayments of $475.1 million during the first quarter of 2014; and

▪
a $64.6 million quarter-to-quarter increase in cash distributions paid to limited partners during the first quarter of 2015 when compared to the first quarter of 2014.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; partially offset by

▪
a $385.4 million quarter-to-quarter increase in net cash proceeds from the issuance of common units.  We issued an aggregate 14,291,593 common units in connection with our at-the-market program, DRIP and EUPP during the first quarter of 2015, which generated $468.4 million of net cash proceeds.  This compares to an aggregate 2,676,930 common units we issued in connection with our DRIP and EUPP during the first quarter of 2014, which collectively generated $83.0 million of net cash proceeds.

Cash Distributions to Limited Partners

Our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash, after any cash reserves established by Enterprise GP in its sole discretion.  Cash reserves include those for the proper conduct of our business including, for example, those for capital expenditures, debt service, working capital, operating expenses, commitments and contingencies and other significant amounts.  The retention of cash by the partnership allows us to reinvest in our growth and reduce our future reliance on the equity and debt capital markets.  Based on the level of available cash, management proposes a quarterly cash distribution rate to the Board of Directors of Enterprise GP, which has sole authority in approving such matters. Unlike most master limited partnerships, our general partner has a non-economic ownership interest in us and is not entitled to receive any cash distributions from us based on IDRs or other equity interests.

We measure available cash by reference to distributable cash flow.  The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Net income attributable to limited partners (1)	$636.1	$798.8
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	367.4	319.9
Add asset impairment charges	33.3	8.8
Subtract net gains attributable to asset sales and insurance recoveries	(0.1)	(89.6)
Add cash proceeds from asset sales and insurance recoveries (2)	0.5	96.3
Add cash distributions received from unconsolidated affiliates (3)	134.4	71.7
Subtract equity in income of unconsolidated affiliates (3)	(89.2)	(56.5)
Subtract sustaining capital expenditures (4)	(50.7)	(78.3)
Add deferred income tax expense or subtract benefit, as applicable	1.5	0.2
Other, net	(3.5)	15.7
Distributable cash flow	$1,029.7	$1,087.0

Total cash distributions paid to limited partners with respect to period	$735.7	$650.5

Cash distribution per unit declared by Enterprise GP with respect to period (5)	$0.3750	$0.3550

Total distributable cash flow retained by partnership with respect to period (6)	$294.0	$436.5

Distribution coverage ratio (7)	1.4x	1.7x

(1)   For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see “Consolidated Income Statements Highlights” within this Part I, Item 2.
(2)   For a discussion of significant changes in cash proceeds from asset sales and insurance recoveries as presented in the investing activities section of our Unaudited Condensed Statements of Consolidated Cash Flows, see “Cash Flows from Operating, Investing and Financing Activities” within this Part I, Item 2.
(3)   For information regarding our unconsolidated affiliates, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
(4)   For a discussion of our capital spending activity, see “Capital Spending” within this Part I, Item 2. Sustaining capital expenditures for each period include accruals.
(5)   See Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding our quarterly cash distributions declared with respect to the periods presented.
(6)   At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these years was primarily reinvested in our growth capital spending program, which substantially reduced our reliance on the equity and debt capital markets to fund such major expenditures.
(7)   Distribution coverage ratio determined by dividing distributable cash flow by total cash distributions paid to limited partners and in connection with distribution equivalent rights with respect to the period.

For additional information regarding non-GAAP distributable cash flow, see “Other Items – Use of Non-GAAP Financial Measures” within this Part I, Item 2.  Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, the most comparable GAAP measure.

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

We placed approximately $300 million of major capital projects into service during the first quarter of 2015.  These projects included the expansion of our Houston Ship Channel LPG export terminal.  We expect to complete construction and begin commercial operations of growth capital projects costing approximately $2.5 billion in the remainder of 2015.  These projects include another significant expansion of our Houston Ship Channel LPG export terminal and various crude oil pipeline and storage products.

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Step 2 of Oiltanking acquisition (1)
Equity instruments (36,827,517 common units of Enterprise)	$1,408.7	$--
Capital spending for property, plant and equipment, net: (2)
Growth capital projects (3)	733.7	612.4
Sustaining capital projects (4)	59.5	83.0
Investments in unconsolidated affiliates	68.3	284.7
Total capital spending	$2,270.2	$980.1

(1)   For a description of the acquisition of Oiltanking, see “Significant Recent Developments” within this Part I, Item 2.
(2)   On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction projects and production well tie-ins. Contributions in aid of construction costs were $19.6 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. Growth and sustaining capital amounts presented in the table above are presented net of related contributions in aid of construction costs.
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

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the three months ended March 31, 2015 involved projects at our Houston LPG and ethane export terminals and Mont Belvieu complex.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Capital spending for the first quarter of 2015 includes $1.4 billion of non-cash equity consideration we issued to complete Step 2 of the Oiltanking acquisition.  Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking was reclassified to limited partners’ equity to reflect the February 2015 issuance of 36,827,517 Enterprise common units.

In total, capital spending for property, plant and equipment increased $97.8 million quarter-to-quarter primarily due to higher growth capital spending in the first quarter of 2015.  Growth capital spending at our Houston Ship Channel LPG and ethane export facilities increased a combined $147.8 million quarter-to-quarter as work continued at both locations.  We recently completed an expansion project at our Houston Ship Channel LPG export terminal that increased our ability to load cargoes of fully refrigerated, low-ethane propane from 7.5 MMBbls per month to approximately 9.0 MMBbls per month.  Work continues at this marine terminal facility on another expansion project that will increase our loading capacity from 9.0 MMBbls per month to in excess of 16.0 MMBbls per month.   This expansion project is expected to be in service by the end of 2015.   Work also continues at our Houston Ship Channel ethane export facility, which we expect to begin operations in the third quarter of 2016.

Growth capital spending at our Mont Belvieu complex increased $80.7 million quarter-to-quarter primarily due to construction of our propane dehydrogenation facility, which is expected to begin commercial operations during the fourth quarter of 2016.  In addition, growth capital spending for our Rancho II crude oil pipeline and at our ECHO terminal increased a combined $64.8 million quarter-to-quarter. The Rancho II crude oil pipeline consists of 88 miles of pipeline extending from Sealy, Texas to our ECHO terminal.  This pipeline is expected to be completed in July 2015. Current expansion projects at our ECHO terminal involve the construction of additional storage capacity and associated distribution pipelines.   We expect to complete the expansion projects at ECHO in phases, with final completion expected in the second quarter of 2015.

Growth capital spending attributable to our ATEX pipeline, the Rocky Mountain expansion of our Mid-America Pipeline System and our Beaumont Refined Products Exports Terminal decreased a combined $182.1 million quarter-to-quarter. Expansion projects involving these assets were largely completed prior to the first quarter of 2015.

Investments in unconsolidated affiliates for the first quarter of 2015 decreased $216.4 million when compared to the first quarter of 2014 primarily due to completion of the Seaway Loop pipeline and SEKCO Oil Pipeline in July 2014.

Capital Spending Outlook

We currently expect our total capital spending for the remainder of 2015 to approximate $3.3 billion, which includes $320 million for sustaining capital expenditures.  Our forecast of capital spending for the remainder of 2015 is based on our announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include the addition of costs in connection with unforeseen acquisition opportunities.

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

The following table summarizes our pipeline integrity costs, including those attributable to DOT regulations, for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Expensed	$13.9	$9.0
Capitalized	5.7	9.3
Total	$19.6	$18.3

We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $96 million for the remainder of 2015.  The cost of our pipeline integrity program was $99 million for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2014 Form 10-K.  The following estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

The following table presents a reconciliation of non-GAAP total segment gross operating margin to GAAP operating income for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Total segment gross operating margin	$1,334.4	$1,329.8
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(345.3)	(301.4)
Subtract impairment charges not reflected in gross operating margin	(33.3)	(8.8)
Add net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin	0.1	89.6
Subtract non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	(30.7)	(23.3)
Add subsequent recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	20.1	--
Subtract general and administrative costs not reflected in gross operating margin	(49.3)	(53.2)
Operating income	$896.0	$1,032.7

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

The following table presents a reconciliation of non-GAAP distributable cash flow to GAAP net cash flows provided by operating activities for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2015	2014
Distributable cash flow	$1,029.7	$1,087.0
Adjustments to reconcile distributable cash flow to net cash flows provided by operating activities:
Add sustaining capital expenditures reflected in distributable cash flow	50.7	78.3
Subtract cash proceeds from asset sales and insurance recoveries reflected in distributable cash flow	(0.5)	(96.3)
Net effect of changes in operating accounts not reflected in distributable cash flow	(139.0)	342.5
Other, net	13.1	(7.4)
Net cash flows provided by operating activities	$954.0	$1,404.1

Contractual Obligations

Our consolidated debt principal obligations at March 31, 2015 were approximately $21.62 billion compared to $21.39 billion at December 31, 2014. For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2. See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding our consolidated debt obligations.

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

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2014 Form 10-K.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2015 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	12.8	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls) (3)	4.2	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas (Bcf)	11.1	n/a	Cash flow hedge
Forecasted sales of natural gas (Bcf)	2.1	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	3.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	18.5	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	18.6	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	1.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.8	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.1	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	9.3	0.4	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	11.5	0.4	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	89.5	10.0	Mark-to-market
NGL risk management activities (MMBbls) (5)	1.8	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	5.5	n/a	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is June 2016, February 2016 and March 2018, respectively.

(3) Forecasted sales of NGL volumes under natural gas processing exclude 1.3 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current volumes include 56.2 Bcf of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At March 31, 2015, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪
The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of forward contracts and derivative instruments.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	March 31, 2015	April 15, 2015
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$5.8	$(0.7)	$(0.9)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	2.4	(0.9)	(0.5)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	9.2	(0.6)	(1.2)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	March 31, 2015	April 15, 2015
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$57.8	$9.3	$(6.3)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	47.5	(7.4)	(24.0)
Fair value assuming 10% decrease in underlying commodity prices	Asset	68.2	26.0	11.4

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	March 31, 2015	April 15, 2015
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$15.6	$16.1	$(2.3)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	6.5	1.2	(15.3)
Fair value assuming 10% decrease in underlying commodity prices	Asset	24.7	31.0	10.7

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of our general partner’s chief executive officer, Michael A. Creel (our current principal executive officer), chief administrative officer, W. Randall Fowler, and chief financial officer, Bryan F. Bulawa, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Mr. Fowler and Mr. Bulawa are our principal financial officers.  Based on this evaluation, as of the end of the period covered by this quarterly report, Mr. Creel, Mr. Fowler and Mr. Bulawa concluded:

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

Changes in Internal Control over Financial Reporting

We are continuing to evaluate and implement changes to the processes, policies and other applicable components of our internal control over financial reporting due to the consolidation of Oiltanking’s financial statements.  Management continues to evaluate the effectiveness of our internal control procedures and the design of those control procedures as they relate to Oiltanking.  In accordance with rules promulgated by the U.S. Securities and Exchange Commission, acquired businesses such as Oiltanking may be excluded from our assessment of internal control over financial reporting for one year while such businesses are being integrated with our legacy operations.  We expect that this evaluation process will be completed during the fourth quarter of 2015.

We followed our normal accounting procedures and internal control processes when recording and disclosing the accounting impacts of the Oiltanking acquisition.  In addition, management routinely reviews the results of operations of this acquired business prior to its consolidation with the results of operations of our other businesses.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The required certifications of Mr. Creel, Mr. Fowler and Mr. Bulawa under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this quarterly report (see Exhibits 31 and 32 under Part II, Item 6 of this quarterly report).

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

For additional information regarding our litigation matters, see “Litigation” under Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report, which subsection is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2014 Form 10-K, in addition to other information in such annual report.  The risk factors set forth in our 2014 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchase activity during the three months ended March 31, 2015:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
February 2015 (1)	628,750	$33.68	--	--
(1) Of the 1,852,746 restricted common units that vested in February 2015 and converted to common units, 628,750 units were sold back to us by employees to cover related withholding tax requirements.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosure Under Section 13(r) of the Securities Exchange Act of 1934

Under Section 13(r) of the Securities Exchange Act of 1934, as amended by the Iran Threat Reduction and Syria Human Rights Act of 2012, issuers are required to include certain disclosures in their periodic reports if they or any of their “affiliates” (as defined in Rule 12b-2 thereunder) have knowingly engaged in certain specified activities relating to Iran. Disclosure is required even where the activities are conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law.

Dr. F. Christian Flach was named a director of our general partner in October 2014 in connection with the acquisition of Oiltanking. Dr. Flach is also a managing director of Oiltanking GmbH, which maintains a joint venture interest in Oiltanking Odfjell GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal (“ECT”) in Iran. This interest results from an investment dating back to 2002. Oiltanking GmbH currently has the contractual right to vote for the appointment of one member of ECT’s three-member board. Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

Among other activities, ECT provides transit storage for naphtha originating in Iraq en route to Oman for a customer in the United Arab Emirates. ECT does not import or handle any products originated from Iran that are regulated under U.S., European Union or United Nations sanctions laws. ECT pays routine and standard charges (i) to the Petrochemical Special Economic Zone Organization (“Petzone”) for the use of pipelines and (ii) to Terminals and Tanks Petrochemical Co. (“TTPC”), which operates the berth. Petzone and TTPC are subsidiaries of the National Petrochemical Company, which is owned and controlled by the Government of Iran. As Oiltanking GmbH has no direct involvement in the day-to-day operations of ECT, we have no information regarding ECT’s intent to continue or not continue making the payments described above.

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

Amendment to Replacement Capital Covenants

On May 6, 2015, EPO and Enterprise Products Partners executed an amendment (the “Amendment”) to each of the following Replacement Capital Covenants: (i) the Replacement Capital Covenant, dated as of July 18, 2006, by EPO, in connection with EPO’s 8.375% Fixed/Floating Rate Junior Subordinated Notes due 2066, and as amended by the First Amendment thereto, dated as of August 25, 2006 (the “2006 Replacement Capital Covenant”); (ii) the Replacement Capital Covenant, dated as of May 24, 2007, by and among EPO and Enterprise Products Partners, in connection with EPO’s 7.034% Fixed/Floating Rate Junior Subordinated Notes due 2068 (the “2007 Replacement Capital Covenant”); and (iii) the Replacement Capital Covenant, dated as of October 27, 2009, by and among EPO and Enterprise Products Partners, in connection with EPO’s 7.000% Fixed/Floating Rate Junior Subordinated Notes due 2067 (the “2009 Replacement Capital Covenant” and, together with the 2006 Replacement Capital Covenant and the 2007 Replacement Capital Covenant, the “Replacement Capital Covenants”).  The intent and effect of the Amendment is to recognize, for purposes of calculating qualified replacement capital under each

Replacement Capital Covenant, the proceeds from the issuance by EPO, Enterprise Products Partners and their respective subsidiaries of certain securities, including but not limited to our common units, within a period of 365 days prior to the redemption or repurchase date or the notice of redemption or repurchase, as applicable under each of the Replacement Capital Covenants.

Copies of the 2006 Replacement Capital Covenant, the first amendment to the 2006 Replacement Capital Covenant, the 2007 Replacement Capital Covenant and the 2009 Replacement Capital Covenant are incorporated herein by reference to Exhibits 4.55, 4.56, 4.57 and 4.58, respectively, of this quarterly report on Form 10-Q.  The foregoing description of the Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 4.59 hereto and incorporated by reference herein.

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

4.7
Fifth Supplemental Indenture, dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 3, 2005).

4.8
Sixth Supplemental Indenture, dated as of March 2, 2005, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 3, 2005).

4.9
Eighth Supplemental Indenture, dated as of July 18, 2006, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 19, 2006).

4.10
Ninth Supplemental Indenture, dated as of May 24, 2007, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed May 24, 2007).

4.11
Tenth Supplemental Indenture, dated as of June 30, 2007, among Enterprise Products Operating L.P., as Original Issuer, Enterprise Products Partners L.P., as Parent Guarantor, Enterprise Products Operating LLC, as New Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.54 to Form 10-Q filed August 8, 2007).

4.12
Eleventh Supplemental Indenture, dated as of September 4, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 5, 2007).

4.13
Thirteenth Supplemental Indenture, dated as of April 3, 2008, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).

4.14
Sixteenth Supplemental Indenture, dated as of October 5, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).

4.15
Seventeenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 28, 2009).

4.16
Eighteenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 28, 2009).

4.17
Nineteenth Supplemental Indenture, dated as of May 20, 2010, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 20, 2010).

4.18
Twentieth Supplemental Indenture, dated as of January 13, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 13, 2011).

4.19
Twenty-First Supplemental Indenture, dated as of August 24, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 24, 2011).

4.20
Twenty-Second Supplemental Indenture, dated as of February 15, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to Form 10-Q filed May 10, 2012).

4.21
Twenty-Third Supplemental Indenture, dated as of August 13, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 13, 2012).

4.22
Twenty-Fourth Supplemental Indenture, dated as of March 18, 2013, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.23
Twenty-Fifth Supplemental Indenture, dated as of February 12, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 12, 2014).

4.24
Twenty-Sixth Supplemental Indenture, dated as of October 14, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed October 14, 2014).

4.25
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

4.27
Form of Global Note representing $250.0 million principal amount of 5.00% Series B Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.31 to Form 10-Q filed November 4, 2005).

4.28
Form of Global Note representing $250.0 million principal amount of 5.75% Series B Senior Notes due 2035 with attached Guarantee (incorporated by reference to Exhibit 4.32 to Form 10-Q filed November 4, 2005).

4.29	Form of Junior Subordinated Note, including Guarantee (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 19, 2006).
4.30	Form of Global Note representing $800.0 million principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 9, 2007).
4.31	Form of Global Note representing $700.0 million principal amount of 6.50% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).
4.32	Form of Global Note representing $500.0 million principal amount of 5.25% Senior Notes due 2020 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).
4.33	Form of Global Note representing $600.0 million principal amount of 6.125% Senior Notes due 2039 with attached Guarantee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).
4.34	Form of Global Note representing $349.7 million principal amount of 6.65% Senior Notes due 2018 with attached Guarantee (incorporated by reference to Exhibit 4.6 to Form 8-K filed October 28, 2009).

4.35	Form of Global Note representing $399.6 million principal amount of 7.55% Senior Notes due 2038 with attached Guarantee (incorporated by reference to Exhibit 4.7 to Form 8-K filed October 28, 2009).
4.36
Form of Global Note representing $285.8 million principal amount of 7.000% Junior Subordinated Notes due 2067 with attached Guarantee (incorporated by reference to Exhibit 4.8 to Form 8-K filed October 28, 2009).

4.37	Form of Global Note representing $400.0 million principal amount of 3.70% Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.38	Form of Global Note representing $1.0 billion principal amount of 5.20% Senior Notes due 2020 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.39	Form of Global Note representing $600.0 million principal amount of 6.45% Senior Notes due 2040 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.40	Form of Global Note representing $750.0 million principal amount of 3.20% Senior Notes due 2016 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 13, 2011).
4.41	Form of Global Note representing $750.0 million principal amount of 5.95% Senior Notes due 2041 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 13, 2011).
4.42	Form of Global Note representing $650.0 million principal amount of 4.05% Senior Notes due 2022 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011).
4.43	Form of Global Note representing $600.0 million principal amount of 5.70% Senior Notes due 2042 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011).
4.44	Form of Global Note representing $750.0 million principal amount of 4.85% Senior Notes due 2042 with attached Guarantee (included in Exhibit 4.25 above).
4.45	Form of Global Note representing $650.0 million principal amount of 1.25% Senior Notes due 2015 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 13, 2012).
4.46	Form of Global Note representing $1.1 billion principal amount of 4.45% Senior Notes due 2043 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 13, 2012).
4.47	Form of Global Note representing $1.25 billion principal amount of 3.35% Senior Notes due 2023 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 18, 2013).
4.48	Form of Global Note representing $1.0 billion principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 18, 2013).
4.49	Form of Global Note representing $850.0 million principal amount of 3.90% Senior Notes due 2024 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 12, 2014).
4.50	Form of Global Note representing $1.15 billion principal amount of 5.10% Senior Notes due 2045 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 12, 2014).
4.51	Form of Global Note representing $800.0 million principal amount of 2.55% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.52	Form of Global Note representing $1.15 billion principal amount of 3.75% Senior Notes due 2025 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.53	Form of Global Note representing $400.0 million principal amount of 4.95% Senior Notes due 2054 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).

4.54	Form of Global Note representing $400.0 million principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.55
Replacement Capital Covenant, dated July 18, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 19, 2006).

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

4.58
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.59#
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein.

4.60
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

4.71
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

4.73
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

10.2***
Amendment Letter to Restricted Unit and Phantom Unit Grant Awards under the Enterprise Products 1998 Long-Term Incentive Plan and/or the 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 18, 2015 (incorporated by reference to Exhibit 10.7 to the Form 10-K filed on March 2, 2015).

10.3***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 18, 2015 (incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 2, 2015).

12.1#	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2015 and each of the five years ended December 31, 2014, 2013, 2012, 2011 and 2010.
31.1#	Sarbanes-Oxley Section 302 certification of Michael A. Creel for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2015.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2015.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2015.
32.1#	Sarbanes-Oxley Section 906 certification of Michael A. Creel for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2015.

32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2015.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2015.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner