Form 10-K
period 2015-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2016-02-26
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Large accelerated filer ☑ Accelerated filer ☐    Non-accelerated filer   ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of the partnership's common units held by non-affiliates at June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $39.27 billion based on a closing price on that date of $29.89 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,021,263,324 common units outstanding at January 31, 2016.

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees ("DD LLC Trustees") of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the "Board") of Enterprise GP; (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) Dr. Ralph S. Cunningham.  Ms. Duncan Williams and Mr. Bachmann also currently serve as managers of Dan Duncan LLC along with W. Randall Fowler, who is also a director and President of Enterprise GP.

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 33.6% of our limited partner interests at December 31, 2015.

References to "Oiltanking" and "Oiltanking GP" mean Oiltanking Partners, L.P. and OTLP GP, LLC, the general partner of Oiltanking, respectively.  In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking, all of the member interests of Oiltanking GP and the incentive distribution rights held by Oiltanking GP from Oiltanking Holding Americas, Inc. as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this transaction consisting of the acquisition of the noncontrolling interests in Oiltanking.

References to "Offshore Business" refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. ("Genesis") in July 2015.

References to "EFS Midstream" mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company ("Pioneer") and Reliance Industries Limited ("Reliance").

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2015 (our "annual report") contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as "anticipate," "project," "expect," "plan," "seek," "goal," "estimate," "forecast," "intend," "could," "should," "would," "will," "believe," "may," "potential" and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Item 1 and 2.  Business and Properties.

General

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "EPD."  We were formed in April 1998 to own and operate certain natural gas liquids ("NGLs") related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or "LPG"); crude oil gathering, transportation, storage and terminals; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.  Our assets currently include approximately 49,000 miles of pipelines; 250 MMBbls of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 Bcf of natural gas storage capacity.

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

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the "ASA") or by other service providers.  As of February 1, 2016, there were approximately 6,800 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  For additional information regarding the ASA, see "EPCO ASA" under Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Business Strategy

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States ("U.S."), Canada and Gulf of Mexico with domestic consumers and international markets.  Our business strategy seeks to leverage this network to:

▪	capitalize on expected demand growth, including exports, for natural gas, NGLs, crude oil and petrochemical and refined products;

▪	maintain a diversified portfolio of midstream energy assets and expand this asset base through growth capital projects and accretive acquisitions of complementary midstream energy assets;

▪	enhance the stability of our cash flows by investing in pipelines and other fee-based businesses; and

▪	share capital costs and risks through joint ventures or alliances with strategic partners, including those that provide processing, throughput or feedstock volumes for growth capital projects or purchase such projects' end products.

Commercial and Liquidity Outlook for 2016

For information regarding our commercial and liquidity outlook for the year ending December 31, 2016, see "General Outlook for 2016" included under Part II, Item 7 of this annual report.

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2015 was Shell Oil Company and its affiliates (collectively, "Shell"), which accounted for 7.4% of our consolidated revenues.  See Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our largest non-affiliated customers for the years ended December 31, 2015, 2014 and 2013.

Business Segments

General
The following sections provide an overview of our business segments, including information regarding principal products produced and/or services rendered and properties owned.  Our historical operations are reported under five business segments:  (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services, (iv) Petrochemical & Refined Products Services and (v) Offshore Pipelines & Services.  Our business segments are generally organized and managed according to the types of services rendered (or technologies employed) and products produced and/or sold.

On July 24, 2015, we completed the sale of our Offshore Business, which primarily consisted of our Offshore Pipelines & Services segment.  Our consolidated financial statements reflect ownership of the Offshore Business through July 24, 2015.

Each of our remaining business segments benefits from the supporting role of our related marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin, a non-generally accepted accounting principle ("non-GAAP") financial measure, for the partnership.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

For detailed financial information regarding our business segments, see Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  Such financial information is incorporated by reference into this Part I, Item 1 and 2 discussion.

Our results of operations and financial condition are subject to certain significant risks.  Factors that can affect the demand for our products and services include domestic and international economic conditions, the market price and demand for energy, the cost to develop natural gas and crude oil reserves in the U.S., federal and state regulation, and the cost and availability of capital to energy companies to invest in upstream exploration and production activities.  For information regarding such risks, see Part I, Item 1A of this annual report.  In addition, our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters.  For a discussion of the principal effects of such laws and regulations on our business activities, see "Regulatory Matters" within this Part I, Item 1 and 2 discussion.

For management's discussion and analysis of our results of operations, liquidity and capital resources and capital spending program, see Part II, Item 7 of this annual report.

NGL Pipelines & Services
Our NGL Pipelines & Services business segment includes our natural gas processing plants and related NGL marketing activities; approximately 19,500 miles of NGL pipelines; NGL and related product storage facilities; and 15 NGL fractionators.  This segment also includes our NGL export docks and related operations.

Natural gas processing plants and related NGL marketing activities
At the core of our natural gas processing business are 24 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  In its raw form, natural gas produced at the wellhead (especially in association with crude oil) contains varying amounts of mixed NGLs.  Natural gas streams containing NGLs are usually not acceptable for transportation in natural gas pipelines or for commercial use as a fuel; therefore, the streams must be transported to a natural gas processing plant to remove the NGLs and impurities.  Once the natural gas is processed and NGLs and impurities are removed, the natural gas meets pipeline and commercial quality specifications.  On an energy-equivalent basis, most NGLs generally have greater economic value as feedstock for petrochemical and motor gasoline production than as components of a natural gas stream.

In our natural gas processing business, our contracts are either fee-based, commodity-based or a combination of the two.  When a cash fee for natural gas processing services is stipulated by a contract, we record revenue when a producer's natural gas has been processed and redelivered.  In recent years, our portfolio of natural gas processing contracts has become increasingly weighted towards those with fee-based terms as producers seek to maximize the value of their production by retaining all or a portion of the NGLs extracted from their natural gas stream.  As of December 31, 2015, we estimate that the terms of approximately 45.4% of our current portfolio of natural gas processing contracts (based on natural gas inlet volumes) were entirely fee-based, with an additional 23.1% of this portfolio including a combination of fee-based and commodity-based terms.  The terms of the remaining 31.5% of our portfolio of natural gas processing contracts were entirely commodity-based.

Our commodity-based contracts include keepwhole and margin-band contracts, percent-of-liquids contracts, percent-of-proceeds contracts and contracts featuring a combination of commodity and fee-based terms, as described further below:

▪	Under keepwhole and margin-band contracts, we take ownership of mixed NGLs extracted from the producer's natural gas stream while replacing the equivalent quantity of energy on a natural gas basis to producers. We recognize revenue when the extracted NGLs are delivered and sold to customers under NGL marketing sales contracts.

▪	Under percent-of-liquids contracts, we take ownership of a portion of the mixed NGLs extracted from the producer's natural gas stream (in lieu of a cash processing fee) and recognize revenue when the extracted NGLs are delivered and sold to customers under NGL marketing sales contracts.

▪	Under percent-of-proceeds contracts, we share in the proceeds generated from the sale of mixed NGLs we extract on the producer's behalf (in lieu of a cash processing fee).

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

If the operating costs of a natural gas processing plant are higher than the incremental value of the NGL products that would be extracted, then recovery levels of certain NGL products, principally ethane, may be purposefully reduced.  This scenario is typically referred to as "ethane rejection" and leads to a reduction in NGL volumes available for subsequent transportation, fractionation, storage and marketing.

Once mixed NGLs are extracted by a natural gas processing plant, the products are typically transported to a centralized fractionation facility for separation into purity NGL products (ethane, propane, normal butane, isobutane and natural gasoline).  Purity NGL products are used as feedstocks by the petrochemical industry, as feedstocks by refineries in the production of motor gasoline and as fuel by industrial and residential consumers, as follows:

▪	Ethane is primarily used in the petrochemical industry as a feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products.

▪	Propane is used for heating, as an engine and industrial fuel, and as a petrochemical feedstock in the production of ethylene and propylene.

▪	Normal butane is used as a petrochemical feedstock in the production of ethylene and butadiene (a key ingredient of synthetic rubber), as a blendstock for motor gasoline, and to produce isobutane through isomerization.

▪	Isobutane is fractionated from mixed butane (a mixed stream of normal butane and isobutane) or produced from normal butane through the process of isomerization, and is used in refinery alkylation to enhance the octane content of motor gasoline, in the production of isooctane and other octane additives, and in the production of propylene oxide.

▪	Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is primarily used as a blendstock for motor gasoline, diluent in crude oil to aid in transportation, and as a petrochemical feedstock.

Our NGL marketing activities generate revenues from merchant activities such as term and spot sales of NGLs, which we take title to through our natural gas processing activities (i.e., our equity NGL production) and open market and contract purchases.  The results of operations for NGL marketing are primarily dependent on the difference between NGL sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing adjustments for factors such as location, timing or NGL product quality.  Market prices for NGLs are subject to fluctuations in response to changes in supply and demand and a variety of additional factors that are beyond our control.  We attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Our NGL marketing activities utilize a fleet of approximately 1,080 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, California, Kansas, Louisiana, Minnesota, Mississippi, Nevada, New York, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers.

Our NGL marketing activities also utilize a fleet of approximately 90 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport LPG for us and on behalf of third parties.

The following table presents selected information regarding our natural gas processing facilities at February 1, 2016:

			Net Gas	Total Gas
		Our	Processing	Processing
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(Bcf/d) (1)	(Bcf/d)
Natural gas processing facilities:
Meeker	Colorado	100.0%	1.80	1.80
Pioneer (two facilities)	Wyoming	100.0%	1.35	1.35
Yoakum	Texas	100.0%	1.05	1.05
North Terrebonne	Louisiana	61.9% (2)	0.66	0.95
Chaco	New Mexico	100.0%	0.60	0.60
Neptune	Louisiana	66.0% (2)	0.43	0.65
Pascagoula	Mississippi	40.0% (2)	0.40	1.50
Sea Robin	Louisiana	50.6% (2)	0.33	0.65
Thompsonville	Texas	100.0%	0.33	0.33
Shoup	Texas	100.0%	0.28	0.28
Gilmore	Texas	100.0%	0.25	0.25
Armstrong	Texas	100.0%	0.25	0.25
Toca	Louisiana	73.2% (2)	0.22	0.30
San Martin	Texas	100.0%	0.20	0.20
Indian Basin	New Mexico	42.4% (2)	0.18	0.18
Delmita	Texas	100.0%	0.15	0.15
Carlsbad	New Mexico	100.0%	0.13	0.13
Sonora	Texas	100.0%	0.12	0.12
Shilling	Texas	100.0%	0.11	0.11
Venice	Louisiana	13.1% (3)	0.10	0.75
Indian Springs	Texas	75.0% (2)	0.09	0.12
Burns Point	Louisiana	50.0% (2)	0.08	0.16
Chaparral	New Mexico	100.0%	0.04	0.04
Total			9.15	11.92

(1)     The approximate net gas processing capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)     We proportionately consolidate our undivided interest in these operating assets.
(3)     Our ownership in the Venice plant is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C. ("VESCO").

We operate all of our natural gas processing facilities except for the Pascagoula, Indian Basin and Venice plants.  On a weighted-average basis, utilization rates for our natural gas processing plants were 56.7%, 59.1% and 54.1% during the years ended December 31, 2015, 2014 and 2013, respectively.

Delaware Basin plant
In April 2015, we formed a joint venture with an affiliate of Occidental Petroleum Corporation to develop a new 150 MMcf/d cryogenic natural gas processing facility that will accommodate growing production of NGL-rich natural gas from the Delaware Basin, a prolific production area in West Texas and southern New Mexico.  The facility is supported by long-term, firm contracts and is expected to begin operations in mid-2016.  We serve as construction manager for the project and will serve as operator once the new facility commences operations.  The new facility is located in Reeves County, Texas.

South Eddy plant
In September 2014, we announced plans to construct a new cryogenic natural gas processing plant in Eddy County, New Mexico and associated natural gas and NGL pipeline infrastructure to facilitate growing production of NGL-rich natural gas in the Delaware Basin.  These assets are expected to begin operations in the second quarter of 2016.  The South Eddy natural gas processing plant is expected to have an initial capacity of 200 MMcf/d of natural gas, with the potential for future expansions.  Upon completion, this will bring our total natural gas processing plant capacity in the Delaware Basin to approximately 600 MMcf/d.

To supply the new South Eddy plant, we plan to construct approximately 80 miles of natural gas gathering pipelines to complement our existing 1,500 miles of natural gas gathering pipelines located in the Delaware Basin.  We also expect to build a 71-mile, 12-inch diameter NGL pipeline to transport NGLs from the South Eddy plant to our Hobbs NGL fractionation and storage facility located in Gaines County, Texas.  As a result of multiple pipeline connections at our Hobbs facility, shippers will have access to our NGL fractionation and storage complex at Mont Belvieu, Texas. Additionally, we plan to deliver residue gas from the South Eddy plant through new interconnections with existing third party pipelines located in the vicinity of the plant.

NGL pipelines
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

The following table presents selected information regarding our NGL pipelines at February 1, 2016:

		Our
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
NGL pipelines:
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	8,074
South Texas NGL Pipeline System	Texas	100.0%	1,918
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,306
Seminole Pipeline (1)	Texas	100.0%	1,248
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,206
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,002
Louisiana Pipeline System (1)	Louisiana	100.0%	954
Texas Express Pipeline (1)	Texas	35.0% (2)	593
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (3)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (4)	447
Promix NGL Gathering System	Louisiana	50.0% (5)	358
Houston Ship Channel Pipeline System	Texas	100.0%	274
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	270
Rio Grande Pipeline (1)	Texas	70.0% (6)	249
Panola Pipeline (1)	Texas	55.0% (7)	248
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (8)	167
Texas Express Gathering System	Texas, Oklahoma	45.0% (9)	116
Others (six systems) (10)	Various	Various (11)	311
Total			19,519

(1)    Interstate and/or intrastate transportation services provided by these liquids pipelines, in whole or part, are regulated by governmental agencies.
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
(7)    In January 2015, we formed a joint venture and assigned a 45% interest in Panola Pipeline Company, LLC ("Panola") to third parties.  Prior to January 2015, Panola was a wholly owned subsidiary of ours.
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

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 2,700 MBPD, 2,634 MBPD and 2,541 MBPD during the years ended December 31, 2015, 2014 and 2013, respectively.

The following information describes each of our principal NGL pipelines.  We operate our NGL pipelines with the exception of the Skelly-Belvieu Pipeline, Texas Express Gathering System and Tri-States NGL Pipeline.

▪	The Mid-America Pipeline System is an NGL pipeline system consisting of four primary segments: the 3,147-mile Rocky Mountain pipeline, the 2,113-mile Conway North pipeline, the 632-mile Ethane-Propane Mix pipeline and the 2,182-mile Conway South pipeline. The Mid-America Pipeline System is present in 13 states: Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas, Utah, Wisconsin and Wyoming. The Rocky Mountain pipeline transports mixed NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to the Hobbs NGL hub located on the Texas-New Mexico border. The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest. NGL hubs such as those at Hobbs and Conway provide buyers and sellers a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines. The Ethane-Propane Mix segment transports ethane/propane mix primarily to petrochemical plants in Iowa and Illinois from the NGL hub at Conway. The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs. At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole Pipeline and Hobbs NGL fractionation and storage facility. The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals that we own and operate.

Volumes transported on the Mid-America Pipeline System primarily originate from natural gas processing plants in the Rocky Mountains and Mid-Continent regions, as well as NGL fractionation and storage facilities in Kansas and Texas.

▪	The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas. This system gathers and transports mixed NGLs from natural gas processing plants in South Texas (owned by us or third parties) to our NGL fractionators in South Texas and Mont Belvieu, Texas. In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with common carrier NGL pipelines. The South Texas NGL Pipeline System connects with our Aegis Ethane Pipeline, which extends our ethane header system from Mont Belvieu, Texas to Corpus Christi, Texas. The South Texas NGL Pipeline System also connects our South Texas NGL fractionators with our storage facility in Mont Belvieu, Texas. The pipeline system includes a 168-mile segment that transports mixed NGLs from our Yoakum natural gas processing plant to our Mont Belvieu NGL fractionation and storage complex. In addition, a 173-mile segment extends from our Yoakum facility to a third party natural gas processing plant located in LaSalle County, Texas, and provides NGL pipeline takeaway capacity for additional third party gas plants.

▪	The Dixie Pipeline extends from southeast Texas to markets in the southeastern U.S., and transports propane and other NGLs. Propane supplies transported on this system primarily originate from southeast Texas, south Louisiana and Mississippi. This system operates in seven states: Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Texas, and is connected to eight non-regulated propane terminals that we own and operate.

▪	The Seminole Pipeline transports NGLs from the Hobbs hub and the Permian Basin area of West Texas to markets in southeast Texas including our NGL fractionation facility in Mont Belvieu, Texas. NGLs originating on the Mid-America Pipeline System are the primary source of throughput for the Seminole Pipeline.

▪	The ATEX, or Appalachia-to-Texas Express, pipeline primarily transports ethane in southbound service from four NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu storage complex. The ethane extracted by these fractionation facilities originates from the Marcellus and Utica Shale production areas. ATEX began commercial operations in January 2014 and operates in nine states: Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.

▪	The Chaparral NGL System transports mixed NGLs from natural gas processing plants in West Texas and New Mexico to Mont Belvieu, Texas. This system consists of the 822-mile Chaparral pipeline and the 180-mile Quanah pipeline. Interstate and intrastate transportation services provided by the Chaparral pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

▪	The Louisiana Pipeline System is a network of NGL pipelines located in southern Louisiana. This system transports NGLs originating in Louisiana and Texas to refineries and petrochemical plants located along the Mississippi River corridor in southern Louisiana. This system also provides transportation services for our natural gas processing plants, NGL fractionators and other assets located in Louisiana. Originating from a central point in Henry, Louisiana, pipelines extend west to Lake Charles, Louisiana, north to an interconnect with the Dixie Pipeline at Breaux Bridge, Louisiana and east in Louisiana, where our Promix, Norco and Tebone NGL fractionation and related storage facilities are located.

▪	The Texas Express Pipeline extends from Skellytown, Texas to our NGL fractionation and storage complex at Mont Belvieu, Texas. Mixed NGLs from the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown. The Texas Express Pipeline also transports mixed NGLs from two gathering systems owned by Texas Express Gathering to Mont Belvieu. In addition, mixed NGLs from the Denver-Julesburg Basin are transported to the Texas Express Pipeline using the Front Range Pipeline.

▪	The Skelly-Belvieu Pipeline transports mixed NGLs from Skellytown, Texas to Mont Belvieu, Texas. Our joint venture partner in the Skelly-Belvieu Pipeline assumed operation of the system in January 2016. The Skelly-Belvieu Pipeline receives NGLs through a pipeline interconnect with our Mid-America Pipeline System in Skellytown.

▪	The Front Range Pipeline transports mixed NGLs from natural gas processing plants located in the Denver-Julesburg Basin in Colorado to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System at Skellytown, Texas.

▪	The Promix NGL Gathering System gathers mixed NGLs from natural gas processing plants in southern Louisiana for delivery to our Promix NGL fractionator.

▪	The Houston Ship Channel Pipeline System connects our Mont Belvieu complex to our Houston Ship Channel import/export terminals and various third party petrochemical plants, refineries and other pipelines located along the Houston Ship Channel.

▪	The Aegis Ethane Pipeline ("Aegis") was completed in December 2015 and delivers purity ethane to petrochemical facilities along the Texas and Louisiana Gulf Coast. When combined with our South Texas NGL Pipeline System, Aegis provides shippers with access to an ethane header system stretching approximately 500 miles between Corpus Christi, Texas and the Mississippi River in Louisiana. Aegis is supported by customer commitments in excess of 360 MBPD that ramp up over the next four years.

▪	The Rio Grande Pipeline transports mixed NGLs from near Odessa, Texas to a pipeline interconnect at the Mexican border south of El Paso, Texas.

▪	The Panola Pipeline transports mixed NGLs from points near Carthage, Texas to Mont Belvieu and supports the Haynesville and Cotton Valley oil and gas production areas. In January 2015, we announced an expansion project involving the Panola Pipeline consisting of the installation of 60 miles of new pipeline, as well as pumps and other related equipment designed to increase the system's throughput capacity by 50 MBPD to approximately 100 MBPD. The incremental capacity is expected to be available in the second quarter of 2016.

▪	The Lou-Tex NGL Pipeline system transports mixed NGLs, purity NGL products and refinery grade propylene ("RGP") between the Louisiana and Texas markets.

▪	The Tri-States NGL Pipeline transports mixed NGLs from Mobile Bay, Alabama to points near Kenner, Louisiana and was operated by an affiliate of BP p.l.c. as of the end of 2015.

▪	The Texas Express Gathering System is comprised of two gathering systems that deliver mixed NGLs to the Texas Express Pipeline. The Elk City gathering system is comprised of 55 miles of pipeline and gathers mixed NGLs from natural gas processing plants in the Anadarko/Granite Wash production area located in the Texas Panhandle and western Oklahoma. The North Texas gathering system comprises 61 miles of pipeline and gathers mixed NGLs from natural gas processing plants in the Barnett Shale production area in North Texas. An affiliate of Enbridge Energy Partners, L.P. serves as operator of these two NGL gathering systems.

NGL fractionation
We own or have interests in 15 NGL fractionators, located in Texas and Louisiana, which separate mixed NGL streams into purity NGL products for third party customers and also our NGL marketing activities.  The primary sources of mixed NGLs fractionated in the U.S. are domestic natural gas processing plants, crude oil refineries and imports of butane and propane mixtures.  Mixed NGLs sourced from domestic natural gas processing plants and crude oil refineries are typically transported to NGL fractionation facilities by NGL pipelines and, to a lesser extent, by railcar and truck.

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

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2016:

		Our	Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Mont Belvieu	Texas	Various (2)	572	670
Shoup and Armstrong	Texas	100.0%	93	93
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (3)	73	145
BRF	Louisiana	32.2% (4)	19	60
Tebone	Louisiana	69.1% (5)	21	30
Total			928	1,148

(1)    The approximate net plant capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)    Six of our eight Mont Belvieu NGL fractionators are held jointly with third parties.  We proportionately consolidate a 75% undivided interest in three units and substantially all of a fourth unit.  We own a 75% consolidated equity interest in NGL fractionators seven and eight through our majority owned subsidiary, Enterprise EF78 LLC.  The remaining two units, NGL fractionators five and six, are wholly owned by us.
(3)    Our ownership interest in the Promix fractionator is held indirectly through our equity method investment in Promix.
(4)    Our ownership interest in the BRF fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC ("BRF").
(5)    We proportionately consolidate our undivided 69.1% interest in the Tebone fractionator.

On a weighted-average basis, overall utilization rates for our NGL fractionators were 90.1%, 89.4% and 88.5% during the years ended December 31, 2015, 2014 and 2013, respectively.  We operate all of our NGL fractionators.  The following information describes each of our principal NGL fractionators:

▪	Our Mont Belvieu NGL fractionation complex is located at Mont Belvieu, Texas, which is a key hub of the global NGL industry. Our Mont Belvieu NGL fractionation assets process mixed NGLs from several major NGL supply basins in North America, including the Eagle Ford Shale, Rocky Mountains, Mid-Continent, Permian Basin and San Juan Basin. Our Mont Belvieu NGL fractionation complex features connectivity to our network of NGL supply and distribution pipelines, approximately 127 MMBbls of salt dome storage capacity, and access to international markets through our existing LPG export facility and future ethane export facility.

▪	Our Shoup and Armstrong fractionators process mixed NGLs supplied by our South Texas natural gas processing plants. Purity NGL products from the Shoup and Armstrong fractionators are transported to local markets in the Corpus Christi area and also to Mont Belvieu, Texas using our South Texas NGL Pipeline System.

▪	Our Hobbs NGL fractionator serves NGL producers in West Texas, New Mexico and Colorado. The Hobbs fractionator receives mixed NGLs from several major supply basins, including the Mid-Continent, Permian Basin, San Juan Basin and Rocky Mountains. The facility is located at the interconnect of our Mid-America Pipeline System and Seminole Pipeline, thus providing us the operating flexibility to supply both the nation's largest NGL hub at Mont Belvieu as well as access to the second-largest NGL hub at Conway, Kansas.

▪	Our Norco NGL fractionator receives mixed NGLs via pipeline from refineries and natural gas processing plants located in southern Louisiana and along the Mississippi and Alabama Gulf Coast, including our Pascagoula, Venice and Toca facilities.

▪	The Promix NGL fractionator receives mixed NGLs via pipeline from natural gas processing plants located in southern Louisiana and along the Mississippi Gulf Coast, including our Neptune and Pascagoula facilities. In addition to the Promix NGL Gathering System, Promix owns three NGL storage caverns and leases a fourth NGL storage cavern. Promix also owns a barge loading facility.

▪	The BRF fractionator receives mixed NGLs from natural gas processing plants located in Alabama, Mississippi and southern Louisiana. In addition, BRF leases a NGL storage cavern.

Certain of our NGL pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines, including tariffs charged for transportation services.

NGL and related product storage facilities
We use both underground storage caverns (or wells) and above ground storage tanks to store mixed NGLs and purity NGL, petrochemical and related products owned by us and our customers.  We collect storage revenues under our NGL and related product storage contracts based on the number of days a customer has volumes in storage multiplied by a storage fee (as defined in each contract).  With respect to capacity reservation agreements, we collect a fee for reserving storage capacity for certain customers in our underground storage wells.  Customers pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.  When a customer exceeds its reserved capacity, we charge that customer excess storage fees.  In addition, we generally charge customers throughput fees based on volumes delivered into and subsequently withdrawn from storage.  Accordingly, the results of operations from these assets are dependent upon the level of storage capacity reserved by customers, the volume of product delivered into and withdrawn from storage and the level of fees charged.

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2016:

Net Usable
Storage
Capacity
Storage Capacity by State	(MMBbls)
Texas	142.9
Louisiana	14.0
Kansas	5.8
Mississippi	5.1
Others (1)	6.8
Total (2)	174.6

(1)    Includes storage capacity at facilities in Alabama, Arizona, California, Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Nevada, New York, North Carolina, Ohio, Pennsylvania, South Carolina and Wisconsin.
(2)    Our aggregate net usable storage capacity includes 15.2 MMBbls held under long-term operating leases at facilities located in Indiana, Kansas, Louisiana and Texas.  Approximately 1.5 MMBbls of our net usable storage capacity in Louisiana is held indirectly through our equity method investment in Promix.  The remainder of our NGL underground storage caverns and above ground storage tanks are wholly owned.

We operate these facilities, with the exception of certain Louisiana storage locations, the leased Markham facility in Texas and another leased facility in Kansas.  Our largest underground storage facility is located in Mont Belvieu, Texas.  This facility consists of 37 underground storage caverns used to store and redeliver mixed NGLs and NGL purity, petrochemical and related products for industrial customers located along the upper Texas Gulf Coast.  This facility has an aggregate usable storage capacity of approximately 127 MMBbls, a brine system with approximately 21 MMBbls of above-ground brine storage pit capacity and four wells available for brine production.

NGL export terminals and related operations
We own and operate a LPG export terminal and an NGL import facility located on the Houston Ship Channel near Channelview, Texas.  We are also constructing an ethane export facility located on the Houston Ship Channel near La Porte, Texas.

The results of operations of these facilities are primarily dependent upon the volume handled and the associated fees we charge for such services.  Revenue from terminaling activities is recorded in the period services are provided.  Customers, which include our NGL marketing business, are typically billed a fee per unit of volume loaded or unloaded.

Houston Ship Channel LPG export terminal and related operations
We own and operate a marine terminal located on the Houston Ship Channel that can load cargoes of fully refrigerated, low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.   In December 2015, we completed a new refrigeration train that increased the terminal's loading rate for LPG (nameplate capacity) from 16,500 barrels per hour to approximately 27,500 barrels per hour.  Completion of this expansion project increased overall loading capabilities at the terminal from 9.0 MMBbls per month to 16.0 MMBbls per month.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays such as the Eagle Ford Shale and international demand for propane as a feedstock in ethylene plant operations and for power generation and heating purposes.  On average, LPG loading volumes at this export terminal were 299 MBPD, 248 MBPD and 231 MBPD during the years ended December 31, 2015, 2014 and 2013, respectively.

The primary customer of our Houston Ship Channel LPG export facility is our NGL marketing group, which uses the terminal to assist its export customers in meeting their volume requirements.   NGL marketing transacts with these customers using long-term sales contracts with take-or-pay provisions and/or exchange agreements.  In recent years, the U.S. has become the largest exporter of LPG, with shipments originating from our Houston Ship Channel terminal playing a key role.   Of the LPG cargoes we loaded for exports during the year ended December 31, 2015, the destination markets were as follows: 33% to the Far East; 29% to Central and South America; 23% to North America and the Caribbean; and 14% to Europe and Africa.  Based on available information, our sales of LPG to export customers represented the following percentage of each destination market's approximate total supply: 37% for North America and the Caribbean; 31% for Central and South America; 7% for the Far East; and 6% for Europe and Africa. We expect our export-related sales volumes to increase over the next few years due to existing customer commitments and expanded capacity at our Houston Ship Channel LPG export terminal.

We also own and operate an NGL import facility located at the same terminal as our Houston Ship Channel LPG export terminal.  This import facility can offload NGLs from tanker vessels at rates up to 14,000 barrels per hour depending on the product.  Our NGL import volumes were minimal during each of the years ended December 31, 2015, 2014 and 2013.

Ethane export terminal
In April 2014, we announced plans to construct a fully refrigerated ethane export facility on the Houston Ship Channel near La Porte, Texas.  When completed, the facility, which is supported by long-term contracts, is expected to have an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour and be integrated with our Mont Belvieu NGL fractionation and storage complex. We expect the ethane export facility to begin operations in the third quarter of 2016.

Our ethane export facility will provide new markets for domestically-produced ethane, and will assist U.S. producers in increasing their associated production of natural gas and crude oil.  We estimate that U.S. ethane production capacity currently exceeds U.S. demand by 400 to 500 MBPD and could exceed demand by up to 700 MBPD by 2020, after considering the estimated incremental demand from new third party ethylene facilities that have been announced for the Gulf Coast.

Crude Oil Pipelines & Services
Our Crude Oil Pipelines & Services business segment includes approximately 5,400 miles of crude oil pipelines and related operations, crude oil storage and marine terminals and our crude oil marketing activities.

Since the 1970s, U.S. federal law generally prohibited the export of crude oil, except for crude oil sales to Canada and processed condensate (a type of ultralight crude oil that has been processed through a distillation facility). This prohibition was lifted in December 2015.  We believe that lifting of the crude oil export ban supports domestic production efforts and creates additional business opportunities for us through the provision of export-related services, including the marketing of domestic crude oil to international customers. We continue to monitor developments in this new business area.

Our Crude Oil Pipelines & Services segment also includes a fleet of 478 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport crude oil.

Crude oil pipelines and related operations
Our crude oil pipelines and related operations include crude oil gathering and transportation pipelines in Texas, Oklahoma and New Mexico.  These operations also include the EFS Midstream condensate gathering operations that we acquired from Pioneer and Reliance effective July 1, 2015.

The results of operations from providing crude oil transportation services is primarily dependent upon the volume handled and the level of fees charged (typically on a per barrel basis). Fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Typically, revenue associated with these arrangements is recognized when volumes have been transported and delivered; however, under certain of our transportation agreements (e.g., certain shippers on Seaway), customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

EFS Midstream provides condensate gathering, processing and stabilization services as well as gathering, treating and compression services for the associated natural gas volumes.  In connection with this acquisition, we entered into or amended multiple revenue generating agreements with Pioneer and Reliance having 20-year primary terms. We also entered into similar agreements with other producers connected to the EFS Midstream System.   In general, revenues under these agreements are recognized based upon the higher of actual volumes handled or minimum volume commitments.  Fees charged for the underlying services are contractually fixed. With respect to those agreements having minimum volume commitments, the producer pays a deficiency fee when its volumes do not meet contractually defined minimum volume thresholds (there are no make-up rights in connection with these agreements).  Under certain of the contracts, if actual volumes handled during a period exceed the respective minimum volume commitment, the excess volume serves to reduce future minimum volume commitments (for periods up to two years in the future), thus reducing any potential deficiency fees that the producer might pay in the future.

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2016:

		Our	Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Crude oil pipelines:
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (2)	1,273
Red River System (1)	Texas, Oklahoma	100.0%	1,156
West Texas System (1)	Texas, New Mexico	100.0%	935
South Texas Crude Oil Pipeline System (1)	Texas	100.0%	709
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (3)	519
EFS Midstream System	Texas	100.0%	450
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (4)	376
Total			5,418

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

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 1,474 MBPD, 1,278 MBPD and 1,175 MBPD during the years ended December 31, 2015, 2014 and 2013, respectively.

As noted previously, certain of our crude oil pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information.

The following information describes each of our principal crude oil pipelines, all of which we operate with the exception of the Basin Pipeline and Eagle Ford Crude Oil Pipeline System.

▪	The Seaway Pipeline connects the Cushing, Oklahoma crude oil hub with markets in southeast Texas. The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System. The Cushing hub is a major industry trading hub and price settlement point for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange ("NYMEX").

The Longhaul System consists of two 500-mile, 30-inch diameter pipelines that provide north-to-south transportation of crude oil from the Cushing hub to Seaway's Jones Creek terminal located near Freeport, Texas and our terminal located near Katy, Texas. We completed the second of these two pipelines (referred to as the "Seaway Loop") in July 2014 and commenced deliveries using this new pipeline in December 2014. The aggregate transportation capacity of the Longhaul System is approximately 850 MBPD, depending on the type and mix of crude oil being transported and other variables.

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

In total, the Seaway Pipeline includes 19 storage tanks located along the Texas Gulf Coast having a combined 8.6 MMBbls of crude oil storage tank capacity (4.3 MMBbls net to our ownership interest).  This includes two storage tanks owned by Seaway that are located at our Enterprise Crude Houston ("ECHO") terminal and one tank that Seaway leases from a third party.

The interstate tariffs charged by Seaway to its committed and uncommitted shippers are the subject of an ongoing rate proceeding at the FERC.  For information regarding this proceeding, see "Regulatory Matters – FERC Regulation – Liquids Pipelines," within this Part I, Item 1 and 2 discussion.

▪	The Red River System gathers and transports crude oil from North Texas and southern Oklahoma for delivery to local refineries and pipeline interconnects for further transportation to the Cushing hub. The Red River System is connected to 1.1 MMBbls of crude oil storage capacity that we own and operate.

▪	The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility in Midland, Texas. The West Texas System is connected to 0.5 MMBbls of crude oil storage capacity that we own and operate.

▪	The South Texas Crude Oil Pipeline System transports crude oil and condensate originating in South Texas to refineries in the Greater Houston area. The system includes 3.0 MMBbls of crude oil storage capacity. The South Texas Crude Oil Pipeline System also includes our Rancho II pipeline, which was completed in September 2015. The Rancho II pipeline extends 89-miles from Sealy to our ECHO terminal.

▪	The Basin Pipeline transports crude oil from the Permian Basin in West Texas and southern New Mexico to the Cushing hub. The Basin Pipeline includes 5 MMBbls of crude oil storage capacity (0.8 MMBbls net to our ownership interest).

▪	The Eagle Ford Crude Oil Pipeline System transports crude oil and condensate for producers in South Texas. The system consists of 376 miles of crude oil and condensate pipelines originating in Gardendale, Texas and extending to Corpus Christi, Texas. The system also interconnects with our South Texas Crude Oil Pipeline System in Wilson County, Texas. The Eagle Ford Crude Oil Pipeline System includes an aggregate 4.5 MMBbls of storage capacity across its system (2.2 MMBbls net to our ownership interest) and a marine barge terminal in Corpus Christi.

In September 2015, the joint venture completed an expansion project that effectively looped the Eagle Ford Crude Oil Pipeline System from Gardendale to Corpus Christi and increased the system's capacity to transport light and medium grades of crude oil to over 600 MBPD. Plains All American Pipeline, L.P., our joint venture partner in the pipeline, serves as operator of the system.

In November 2014, the joint venture announced plans to construct a new deep-water marine terminal in Corpus Christi to support the expected increase in crude oil volumes to be shipped via pipeline to the region. The dock is being designed to handle a variety of ocean-going vessels and is expected to be in service in 2018.

▪	The EFS Midstream System serves producers in the Eagle Ford Shale, providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas. The EFS Midstream System includes 450 miles of gathering pipelines, ten central gathering plants having a combined condensate storage capacity of 0.2 MMBbls, 119 MBPD of condensate stabilization capacity and 780 MMcf/d of associated natural gas treating capacity.

We acquired EFS Midstream, which owns the EFS Midstream System, effective July 1, 2015 for approximately $2.1 billion.   Of the purchase price, $1.1 billion was paid at closing on July 8, 2015 and the final installment of $1.0 billion will be paid no later than the first anniversary of the closing date.  Our primary purpose in acquiring the EFS Midstream System was to secure the underlying production, particularly condensate, for our midstream asset network. Under terms of the associated agreements, Pioneer and Reliance have dedicated certain of their Eagle Ford Shale acreage to us under 20-year, fixed-fee gathering agreements that include minimum volume requirement for the first seven years.  Pioneer and Reliance have also entered into related 20-year fee-based agreements with us for natural gas transportation and processing, NGL transportation and fractionation, and for condensate and crude oil transportation services.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for Pioneer and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.

For additional information regarding our acquisition of EFS Midstream, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Midland-to-Sealy Pipeline
In April 2015, we announced the execution of long-term agreements that support development of a new 24-inch diameter pipeline (the "Midland-to-Sealy" pipeline) that would transport increasing volumes of crude oil and condensate from the Permian Basin to markets in southeast Texas.  The new pipeline will originate at our Midland, Texas crude oil terminal and extend 416 miles to our Sealy, Texas storage facility. Volumes arriving at Sealy would then be transported to our ECHO terminal using our Rancho II pipeline.  Using the ECHO terminal, shippers will have direct access to every refinery in Houston, Texas City, Beaumont and Port Arthur, as well as our dock facilities. The Midland-to-Sealy pipeline is expected to have an initial transportation capacity of 300 MBPD and is expandable up to 450 MBPD.  Committed shippers on the pipeline recently requested to extend the construction timeline by up to one year, and we are currently evaluating our ability to accommodate their needs.  The pipeline was originally scheduled to commence operations in mid-2017.

Crude oil storage and marine terminals
We own terminals located in Houston, Midland and Beaumont, Texas and Cushing, Oklahoma that are used to store crude oil for us and our customers. The results of operations from crude oil terminal services are primarily dependent upon the level of volumes stored and the length of time such storage occurs, including the level of firm storage capacity reserved (if any), pumpover volumes and the fees associated with each activity.  Fees associated with firm storage capacity reservation agreements are charged regardless of the volume the customer actually stores at the terminal.

Historically, southeast Texas refineries were supplied primarily by waterborne imports of crude oil.  Due to prolific North American production, crude oil from the Eagle Ford, Permian, Mid-Continent and Bakken supply basins and Canada is flowing into southeast Texas and displacing waterborne imports of crude oil.  As a result, we have experienced a significant increase in North American crude oil deliveries to the Gulf Coast market, which currently lacks sufficient storage capacity and has an inadequate distribution system for handling these varying grades of domestic crude oil. In response, we expanded our Houston Ship Channel and ECHO terminals and have a major expansion project ongoing at our Beaumont Marine West Crude Oil Terminal. Completion of these expansion projects will allow us to provide Gulf Coast refiners with an integrated system featuring supply diversification, significant storage capabilities and a high capacity pipeline distribution system that will be directly connected to customers having an aggregate refining capacity of approximately 3.9 MMBPD.

The following table presents selected information regarding our crude oil terminals at February 1, 2016:

		Our	Storage
		Ownership	Capacity
Description of Asset	Location(s)	Interest	(MMBbls)
Crude oil terminals:
Houston Ship Channel Terminal	Texas	100.0%	21.4
ECHO terminal	Texas	Various (1)	7.4
Cushing terminal	Oklahoma	100.0%	3.3
Beaumont Marine West Crude Oil Terminal	Texas	100.0%	2.2
Midland terminal	Texas	100.0%	1.9
Morgan's Point terminal	Texas	100.0%	0.3
Total			36.5

(1)    We own 100% of 15 tanks at our ECHO terminal having a combined capacity of 6.4 MMBbls.  Seaway owns two tanks at our ECHO terminal having a combined capacity of 1.0 MMBbls, of which we have an indirect 50% ownership interest through our equity method investment in Seaway.

The following information describes each of our principal crude oil storage and marine terminals, all of which we operate.

▪	The Houston Ship Channel Terminal is one of the largest such facilities on the Gulf Coast and provides terminaling services to major integrated oil companies, marketers, distributors and chemical companies. The major products handled at this storage and marine terminal are crude oil and condensates. At February 1, 2016, crude oil and condensates accounted for approximately 89% of the terminal's active storage capacity, with refined products and specialty chemicals accounting for the remaining capacity. We acquired the Houston Ship Channel Terminal as a result of the Oiltanking acquisition.

Our Houston Ship Channel terminal complex has extensive waterfront access, consisting of six deep-water ship docks and two barge docks.  The terminal can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.  We believe that our location on the Houston Ship Channel to the east of the Beltway 8 bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 bridge because our waterfront has fewer draft and beam restrictions.  The size and structure of our waterfront at the Houston facility allows us not only to receive and unload products for our storage customers, but also to provide third party docking services for which we receive throughput fees.  Our LPG export and NGL import terminals, both of which are a component of our NGL Pipelines & Services business segment, are located at the Houston Ship Channel terminal complex.

We believe our Houston Ship Channel terminal complex is well positioned to take advantage of changing crude oil logistics along the Gulf Coast as a result of announced third party pipeline construction projects and waterborne and rail movements. In anticipation of this growth, we placed 1.2 MMBbls of crude oil storage capacity into service during 2015 and expect an additional 1.9 MMBbls and 1.6 MMBbls of capacity to enter commercial service in 2016 and 2017, respectively.

▪	The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston and Texas City areas. The ECHO terminal also has connections to marine terminals, including our Houston Ship Channel Terminal, that provide access to any refinery on the U.S. Gulf Coast. The ECHO terminal has 7.4 MMBbls of total crude oil storage capacity, 5.4 MMBbls of which was placed into service during 2015.

▪	The Cushing terminal provides crude oil storage, pumpover and trade documentation services. Our terminal in Cushing, Oklahoma has an aggregate storage capacity of 3.3 MMBbls through the use of 20 above-ground storage tanks.

▪	The Beaumont Marine West Crude Oil Terminal is a multi-phase project expected to have a total capacity of up to 6.2 MMBbls of crude oil storage when all currently planned phases have been completed. The terminal is located in Jefferson County, Texas on the Neches River near Beaumont and is part of the same complex as our Beaumont Marine West Refined Products Terminal. The first phase of the project includes pipeline connections and manifold infrastructure and the construction of a new finger pier with two new deep-water docks. The new docks will be configured to load and unload crude oil and related products at rates sufficient to accommodate expected growth at the terminal. Storage tanks representing 2.2 MMBbls of capacity were completed in January 2016.

▪	The Midland terminal provides crude oil storage, pumpover and trade documentation services. The Midland, Texas terminal has an aggregate storage capacity of 1.9 MMBbls through the use of 15 above-ground storage tanks.

Crude oil marketing activities
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

In March 2014, the U.S. Department of Commerce allowed us to begin exporting processed condensate. Our first cargo was loaded in July 2014. In total, we loaded 15.9 MMBbls and 3.7 MMBbls of processed condensate for export in 2015 and 2014, respectively.

Natural Gas Pipelines & Services
Our Natural Gas Pipelines & Services business segment includes approximately 19,100 miles of natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  We lease underground salt dome natural gas storage facilities located in Texas and Louisiana and own an underground salt dome storage cavern in Texas, all of which are important to our natural gas pipeline operations.  This segment also includes our related natural gas marketing activities.

Natural gas pipelines and related storage assets
Our natural gas pipeline systems gather and transport natural gas from major producing regions such as the Eagle Ford Shale, Haynesville Shale, San Juan, Barnett Shale, Permian, Piceance and Greater Green River supply basins.  In addition, certain of these pipeline systems receive natural gas production from Gulf of Mexico developments through coastal pipeline interconnects with offshore pipelines.  Our natural gas pipelines receive natural gas from producers, other pipelines or shippers at the wellhead or through system interconnects and redeliver the natural gas to processing facilities, local gas distribution companies, industrial or municipal customers, storage facilities or other onshore pipelines.

The results of operations from our natural gas pipelines and related storage assets are primarily dependent upon the volume of natural gas transported or stored, the level of firm capacity reservations made by shippers, and the associated fees we charge for such activities.  Transportation fees charged to shippers (typically per MMBtu of natural gas) are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Certain of our natural gas pipelines offer firm capacity reservation services whereby the shipper pays a contractual fee based on the level of throughput capacity reserved (whether or not the shipper actually utilizes such capacity).  Under our natural gas storage revenue contracts, there are typically two components: (i) monthly demand payments, which are associated with a customer's storage capacity reservation and paid regardless of actual usage, and (ii) storage fees per unit of volume stored at our facilities.

The following table presents selected information regarding our natural gas pipelines and related storage assets at February 1, 2016:

				Approximate Net Capacity
		Our			Usable
		Ownership	Length	Pipelines	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(Bcf)
Natural gas pipelines and storage:
Texas Intrastate System (1)	Texas	Various (2)	8,021	6,580	12.9
Acadian Gas System (1)	Louisiana	100.0% (3)	1,323	3,100	1.3
Jonah Gathering System	Wyoming	100.0%	753	2,360	--
Piceance Basin Gathering System	Colorado	100.0%	195	1,800	--
San Juan Gathering System	New Mexico, Colorado	100.0%	6,089	1,750	--
White River Hub (4)	Colorado	50.0% (5)	10	1,500	--
Haynesville Gathering System	Louisiana, Texas	100.0%	359	1,300	--
Fairplay Gathering System (1)	Texas	100.0% (6)	275	285	--
Carlsbad Gathering System	Texas, New Mexico	100.0%	923	220	--
Indian Springs Gathering System (1)	Texas	80.0% (7)	174	160	--
Delmita Gathering System	Texas	100.0%	200	145	--
South Texas Gathering System	Texas	100.0%	518	143	--
Big Thicket Gathering System (1)	Texas	100.0%	253	60	--
Total			19,093		14.2

(1)    Transportation services provided by these systems, in whole or part, are regulated by governmental agencies.
(2)    Of the 8,021 miles comprising the Texas Intrastate System, we lease 240 miles from a third party.  We proportionately consolidate our undivided interests, which range from 22% to 80%, in 1,459 miles of pipeline.  Our Wilson natural gas storage facility consists of five underground salt dome natural gas storage caverns with 12.9 Bcf of usable storage capacity, four of which (comprising 6.9 Bcf of usable capacity) are held under an operating lease that expires in January 2028.  The remainder of our Texas Intrastate System is wholly owned.
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
(7)    We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.

As noted previously, certain of our natural gas pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of natural gas pipelines, including tariffs charged for transportation services.

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 59.3%, 60.5% and 65.2% during the years ended December 31, 2015, 2014 and 2013, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where throughput capacity is reserved whether or not the shipper actually utilizes such capacity.

The following information describes each of our principal natural gas pipelines.  With the exception of the White River Hub and certain segments of the Texas Intrastate System, we operate our natural gas pipelines and storage facilities.

▪	The Texas Intrastate System is comprised of the 6,809-mile Enterprise Texas pipeline system, the 629-mile Channel pipeline system and the 583-mile Waha gathering system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas such as the Eagle Ford and Barnett Shales for redelivery to local gas distribution companies and electric generation, industrial and municipal consumers as well as to connections with other intrastate and interstate pipelines. The Texas Intrastate System serves various commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market. The Wilson natural gas storage facility, which is an important part of the Texas Intrastate System, is comprised of a network of underground salt dome storage caverns located in Wharton County, Texas.

▪	The Acadian Gas System transports, stores and markets natural gas in Louisiana. The Acadian Gas System is comprised of the 589-mile Cypress pipeline, 437-mile Acadian pipeline, 271-mile Haynesville Extension pipeline and 26-mile Enterprise Pelican pipeline. The Acadian Gas System includes a leased underground salt dome natural gas storage cavern located at Napoleonville, Louisiana. The Acadian Gas System links natural gas supplies from Louisiana (e.g., from Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric generation plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.

▪	The Jonah Gathering System is located in the Greater Green River Basin of southwest Wyoming. This system gathers natural gas from the Jonah and Pinedale supply fields for delivery to regional natural gas processing plants, including our Pioneer facilities, for ultimate delivery into major interstate pipelines.

▪	The Piceance Basin Gathering System consists of a network of gathering pipelines located in the Piceance Basin of northwestern Colorado. The Piceance Basin Gathering System gathers natural gas throughout the Piceance Basin to our Meeker natural gas processing complex for ultimate delivery into the White River Hub and other major interstate pipelines.

▪	The San Juan Gathering System serves producers in the San Juan Basin of northern New Mexico and southern Colorado. This system gathers natural gas from production wells located in the San Juan Basin and delivers the natural gas either directly into major interstate pipelines or to regional processing and treating plants, including our Chaco processing facility and Val Verde treating plant located in New Mexico, for ultimate delivery into major interstate pipelines.

▪	The White River Hub is a natural gas hub facility serving producers in the Piceance Basin of northwest Colorado. The facility enables producers to access six interstate natural gas pipelines and has a gross throughput capacity of 3 Bcf/d of natural gas.

▪	The Haynesville Gathering System consists of the 216-mile State Line gathering system, the 73-mile Southeast Mansfield gathering system and the 70-mile Southeast Stanley gathering system. The Haynesville Gathering System gathers natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Haynesville Extension pipeline) markets served by our Acadian Gas System.

▪	The Fairplay Gathering System gathers natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations within Panola and Rusk Counties in East Texas for delivery to regional markets.

▪	The Carlsbad Gathering System gathers natural gas from the Permian Basin region of Texas and New Mexico for delivery to natural gas processing plants, including our Chaparral, Carlsbad and Indian Basin plants, as well as delivery into the El Paso Natural Gas and Transwestern pipelines.

In addition to our natural gas pipelines, we own and operate a natural gas treating facility (the "Central Treating Facility") located in Rio Blanco County, Colorado.  This facility can treat up to 200 MMcf/d of natural gas and serves Exxon Mobil Corporation's ("ExxonMobil") producing properties in the Piceance Basin.  Natural gas delivered to the Central Treating Facility by ExxonMobil is treated to remove impurities and transported to our Meeker gas plant for further processing.

Certain of our natural gas pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of natural gas pipelines, including tariffs charged for transportation services.

Natural gas marketing activities
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

Petrochemical & Refined Products Services
Our Petrochemical & Refined Products Services business segment includes (i) propylene fractionation and related operations, including 674 miles of pipelines; (ii) a butane isomerization complex, associated deisobutanizer units and related pipeline assets; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,200 miles, terminals and related marketing activities; and (v) marine transportation.

Propylene fractionation and related operations
Our propylene fractionation and related operations consist of seven propylene fractionation plants, including pipeline systems aggregating 674 miles, and related petrochemical marketing activities. This business includes an export facility and associated above-ground storage spheres for polymer grade propylene ("PGP") located in Seabrook, Texas.  We operate all of our propylene fractionation and related assets except for the Lake Charles PGP Pipeline in Louisiana and the export facility in Seabrook.

In general, propylene fractionation plants separate refinery grade propylene ("RGP"), which is a mixture of propane and propylene, into either PGP or chemical grade propylene ("CGP") along with by-products of propane and mixed butane.  PGP and CGP can also be produced as a by-product of ethylene production.  The demand for PGP primarily relates to the manufacture of polypropylene, which has a variety of end uses including packaging film, fiber for carpets and upholstery and molded plastic parts for appliances and automotive, houseware and medical products.  CGP is a basic petrochemical used in the manufacturing of plastics, synthetic fibers and foams.

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

In our petrochemical marketing activities, we purchase RGP on the open market for fractionation at our facilities and sell the resulting products at market-based prices.  The sales price of these products may include pricing differentials for factors such as delivery location.  The results of operations from our petrochemical marketing activities are primarily dependent upon the difference, or spread, between the sales prices of the products and associated purchase and other costs, including those costs attributable to the use of our other assets.  As part of our petrochemical marketing activities, we have several long-term RGP purchase and PGP sales agreements.  In order to limit the exposure of our petrochemical marketing activities to commodity price risk, we attempt to match the timing and price of our feedstock purchases with those of the sales of end products.

The following table presents selected information regarding our propylene fractionation facilities at February 1, 2016:

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

We produce PGP at our Mont Belvieu, Texas propylene fractionation facility and CGP at our BRPC facility located in Baton Rouge, Louisiana.  On a weighted-average basis, overall utilization rates of our propylene fractionation facilities were approximately 80.5%, 84.7% and 87.4% during the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents selected information regarding our petrochemical pipelines at February 1, 2016:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Petrochemical pipelines:
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	263
Texas City RGP Gathering System	Texas	100.0%	167
North Dean Pipeline System	Texas	100.0%	149
Propylene Splitter PGP Distribution System	Texas	100.0%	34
Lake Charles PGP Pipeline	Louisiana	50.0% (1)	26
La Porte PGP Pipeline	Texas	50.0% (2)	20
Sabine Pipeline	Texas, Louisiana	100.0%	15
Total			674

(1)    We proportionately consolidate our undivided interest in the Lake Charles PGP Pipeline.
(2)    Our ownership interest in the La Porte PGP Pipeline is held indirectly through our equity method investments in La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 126 MBPD, 124 MBPD and 118 MBPD during the years ended December 31, 2015, 2014 and 2013, respectively.

The Lou-Tex Propylene pipeline is used to transport CGP from Sorrento, Louisiana to Mont Belvieu, Texas.  In June 2015, we announced plans to convert the Lou-Tex Propylene pipeline from CGP to PGP service.  This conversion is scheduled for completion in 2020.

The North Dean Pipeline System transports RGP from Mont Belvieu, Texas, to Point Comfort, Texas.  In June 2015, we announced plans to convert the 149-mile North Dean Pipeline from RGP service to PGP service.  The conversion is scheduled for completion in the first quarter of 2017.

In June 2015, we also announced plans for the construction of a new 65-mile, 10-inch diameter pipeline, which will transport RGP between Sorrento and Breaux Bridge, Louisiana.  This pipeline is scheduled for completion in the first quarter of 2017.  In addition, rail receipt facilities in Mont Belvieu are also being expanded to give us the capability to unload up to 80 RGP rail cars per day.

Propane Dehydrogenation Facility
In June 2012, we announced plans to build a propane dehydrogenation ("PDH") facility, with the capacity to produce up to 1.65 billion pounds per year (or approximately 750 thousand metric tons per year or 25 MBPD) of PGP.  The PDH facility is expected to consume approximately 35 MBPD of propane as feedstock and be located adjacent to our Mont Belvieu complex.  The new facility will be integrated with our existing propylene fractionation facilities, which will provide operational reliability and flexibility for both the PDH facility and the fractionation facilities.  The PDH facility, which is underwritten by long-term fee-based, minimum volume agreements, will also be integrated with our PGP storage facilities, pipeline system and export terminal.  Initially, we expected to begin commercial operations at this facility in third quarter of 2015.

In July 2013, we executed a contract with Foster Wheeler USA Corporation to serve as the general contractor responsible for the engineering, procurement, construction and installation of the PDH facility.  In November 2014, Foster Wheeler merged with AMEC plc to form Amec Foster Wheeler plc, and the general contractor Foster Wheel USA Corporation is now known as Amec Foster Wheeler USA Corporation ("AFW").  In December 2015, Enterprise and AFW entered into a transition services agreement under which AFW was partially terminated from the PDH project.  In December 2015, Enterprise engaged a second contractor, Optimized Process Designs LLC ("OPD") to complete the construction and installation of the PDH facility.   AFW continues to be responsible for the limited role of completing all remaining engineering, and for providing services to support disciplines such as construction field engineering, project controls and supply chain.

In February 2016, OPD provided us with new estimates with respect to the cost of the project and the schedule to complete construction, begin commissioning activities and begin commercial operations.  Currently, we expect construction of the PDH facility to be completed in the first quarter of 2017 with commercial operations expected to begin in the second quarter of 2017.

Butane isomerization and deisobutanizer operations
Our Mont Belvieu complex includes three isomerization units and nine deisobutanizer ("DIB") units.  Each of our isomerization units includes two reactors that convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  DIBs then separate the isobutane from the normal butane through fractionation.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The isomerization process also produces natural gasoline as a by-product.  We also use our DIB units to fractionate mixed butane produced from our NGL fractionators and other sources into isobutane and normal butane.  Our butane isomerization assets comprise the largest commercial isomerization facility in the U.S.  These operations include a 70-mile pipeline system used to transport high-purity isobutane from Mont Belvieu, Texas to Port Neches, Texas.  We own and operate our butane isomerization facility and related pipeline assets.

The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline.  The demand for commercial isomerization services depends upon the industry's requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  The processing capacity of our isomerization facility is 116 MBPD.  On a weighted-average basis, utilization rates for this facility were approximately 82.8%, 80.2% and 81.0% during the years ended December 31, 2015, 2014 and 2013, respectively.

We use certain DIB units to fractionate mixed butanes produced from our NGL fractionation activities, from imports and from other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to take advantage of fluctuations in demand and prices for different types of butane.  We measure the utilization of our standalone DIB units in terms of processing volumes, which averaged 79 MBPD, 82 MBPD and 67 MBPD for the years ended December 31, 2015, 2014 and 2013, respectively.  Standalone DIB processing volumes have increased as a result of increased NGL fractionation volumes at our Mont Belvieu complex.

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

Octane enhancement and high purity isobutylene production facilities
We own and operate an octane enhancement production facility located in Mont Belvieu, Texas that is designed to produce isooctane, isobutylene and methyl tertiary butyl ether ("MTBE").  The products produced by this facility are used in reformulated motor gasoline blends to increase octane values.  The high-purity isobutane feedstocks consumed in the production of these products are supplied by our isomerization units.

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of combined isooctane, isobutylene and MTBE production volumes, which averaged 15 MBPD, 15 MBPD and 18 MBPD for the years ended December 31, 2015, 2014 and 2013, respectively.   Octane enhancement production volumes for 2015 and 2014 were adversely impacted by extended maintenance outages in each of these years.

We also own and operate a facility located on the Houston Ship Channel that produces up to 4 MBPD of high purity isobutylene ("HPIB") and includes an associated storage facility with 0.6 MMBbls of storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our Mont Belvieu octane enhancement facility.  HPIB is used in the formulation of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 54.8%, 47.2% and 40.6% for the years ended December 31, 2015, 2014 and 2013, respectively.

Refined products pipelines
Refined products pipelines include our TE Products Pipeline and an investment in Centennial Pipeline LLC ("Centennial").  The refined products transported by these pipelines are produced by refineries and primarily include motor gasoline and distillates.  The results of operations for these pipelines are primarily dependent upon the volume of products transported and the level of fees charged to shippers.  The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC.

The following table presents selected information regarding our refined products pipelines and related terminals at February 1, 2016:

				Net Usable
		Our		Storage
		Ownership	Length	Capacity
Description of Asset	Location(s)	Interest	(Miles)	(MMBbls)
Refined products pipelines and terminals:
TE Products Pipeline (1,2)	Texas to Midwest and Northeast U.S.	100.0%	3,396	19.2
Centennial Pipeline (2)	Texas to Illinois	50.0% (3)	795	1.2
Total			4,191	20.4

(1)    In addition to the 19.2 MMBbls of refined products storage capacity presented in the table, we have 3.7 MMBbls of storage capacity that is used to support NGL operations on our TE Products Pipeline.  Our NGL storage and terminal assets are accounted for under the NGL Pipelines & Services business segment.
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

	For the Year Ended December 31,
	2015	2014	2013
Refined products transportation (MBPD)	444	412	373
Petrochemical transportation (MBPD)	144	137	120
NGL transportation (MBPD)	55	65	72

The following information describes each of our principal refined products pipelines.   We operate the TE Products Pipeline system and our joint venture partner in Centennial operates the Centennial Pipeline.

▪	The TE Products Pipeline is a 3,396-mile pipeline system comprised of 3,077 miles of interstate pipelines and 319 miles of intrastate Texas pipelines. Refined products and certain NGLs are transported from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and near Philadelphia, Pennsylvania. East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service.

Products are delivered to various locations along the system, including terminals owned either by us or third parties and to various connecting pipelines.  We own and operate five refined products truck terminals and various storage facilities located along the TE Products Pipeline.

▪	The Centennial Pipeline is a refined products pipeline that extends from an origination facility located on our TE Products Pipeline in Beaumont, Texas, to Bourbon, Illinois. The Centennial Pipeline includes a refined products storage terminal located near Creal Springs, Illinois with a gross storage capacity of 2.3 MMBbls (or 1.2 MMBbls net to our ownership interest). This pipeline is currently idled; however, we are evaluating projects that would repurpose the system.

These pipelines are subject to regulation.  See "Regulatory Matters" within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines, including tariffs charged for transportation services.

Refined products terminals
We own and operate two refined products storage and export facilities located in Beaumont, Texas and refined products marketing and distribution terminals located in Alabama and Mississippi.

The results of operations from our refined products export facilities are primarily dependent upon the volume handled and the associated fees we charge for loading services.  Customers are typically billed a fee per unit of volume loaded and revenue is recorded in the period the loading services are provided. The results of operations from our refined products terminaling services are primarily dependent upon the level of volumes a customer stores at each terminal and the length of time such storage occurs, including the level of firm storage capacity reserved (if any), pumpover volumes and the fees associated with each activity.  Fees associated with firm storage capacity reservation agreements are charged regardless of the volume the customer actually stores at the terminal.  With respect to our export terminal operations, revenue may also include deficiency fees charged to customers that reserve capacity at our export facility and later fail to use such capacity.  Deficiency fee revenue is recognized when the customer fails to utilize the specified export capacity as required by contract.

The principal assets of this business are the Beaumont Marine East and West Refined Products Terminals.  Both facilities are located on the Neches River near Beaumont, Texas, with the East terminal located in Orange County, Texas and the West terminal located in Jefferson County, Texas.  Due to their close proximity to each other, the terminals are operated as a single asset from a commercial standpoint. We acquired the Beaumont Marine West Refined Products Terminal as a result of the Oiltanking acquisition.  On a combined basis, the terminals include three deep-water ship docks and two barge docks and have access to more than 4.9 MMBbls of refined products storage capacity.  In addition, these terminals have access to 11.8 MMBbls of refined products storage capacity at locations along our TE Products Pipeline between Beaumont and Houston, Texas.

With their strategic location and capabilities, the Beaumont Marine East and West Refined Products Terminals provide optionality for exporters, allowing them to capture added value from the evolving fundamentals of the domestic and international refined products markets while avoiding potentially longer wait times associated with Houston Ship Channel refined products export facilities.

Refined products marketing activities
Our refined products marketing activities generate revenues from the sale and delivery of refined products obtained on the open market.  The results of operations from our refined products marketing activities are primarily dependent upon the difference, or spread, between product sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, we sell our refined products at market-based prices, which may include pricing differentials for factors such as delivery location.  We use derivative instruments to mitigate our exposure to commodity price risks associated with our refined products marketing activities.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Marine transportation
Our marine transportation business consists of 59 tow boats and 130 tank barges that are used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products along key inland and intracoastal U.S. waterways.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity.

Our marine transportation assets service refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida and the Tennessee-Tombigbee Waterway system.  We own and operate a shipyard and repair facility located in Houma, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.  The results of operations of our marine transportation business are generally dependent upon the level of fees charged to transport cargo.  These transportation services are typically provided under term contracts, which are agreements with specific customers to transport cargo from within designated operating areas at either set day rates or a set fee per cargo movement.

Our fleet of marine vessels operated at an average utilization rate of 87.9%, 93.1% and 93.9% during the years ended December 31, 2015, 2014 and 2013, respectively.

Our marine transportation business is subject to regulation, including by the U.S. Department of Transportation ("DOT"), Department of Homeland Security, U.S. Department of Commerce and the U.S. Coast Guard ("USCG").  For information regarding these regulations, see "Regulatory Matters – Federal Regulation of Marine Operations," within this Part I, Item 1 and 2 discussion.

Offshore Pipelines & Services
On July 24, 2015, we completed the sale of our Offshore Business to Genesis, which primarily consisted of our Offshore Pipelines & Services business segment, for approximately $1.53 billion in cash.  Our Offshore Business served drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Alabama, Louisiana, Mississippi and Texas.  These operations included approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.  Our results of operations reflect ownership of the Offshore Business through July 24, 2015. For additional information regarding sale of the Offshore Business, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Pipeline Safety. We are subject to extensive regulation by the DOT authorized under various provisions of Title 49 of the United States Code and comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of our pipeline facilities.  These statutes require companies that own or operate pipelines to (i) comply with such regulations, (ii) permit access to and copying of pertinent records, (iii) file certain reports and (iv) provide information as required by the U.S. Secretary of Transportation.  We believe we are in material compliance with these DOT regulations.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the "Pipeline Safety Act") provides for regulatory oversight of the nation's pipelines, penalties for violations of pipeline safety rules, and other DOT matters.  The Pipeline Safety Act increases penalties for non-compliance with its regulations for a single violation from $100,000 to $200,000 and imposes a maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm of $2 million per incident.  In addition, the act includes additional safety requirements for newly constructed pipelines.  The act also provides for  (i) additional pipeline damage prevention measures, (ii) allowing the Secretary of Transportation to require automatic and remote-controlled shut-off valves on new pipelines, (iii) requiring the Secretary of Transportation to evaluate the effectiveness of expanding pipeline integrity management and leak detection requirements, (iv) improving the way the DOT and pipeline operators provide information to the public and emergency responders and (v) reforming the process by which pipeline operators notify federal, state and local officials of pipeline accidents.

In total, our pipeline integrity costs for the years ended December 31, 2015, 2014 and 2013 were $92.7 million, $99.0 million and $128.0 million, respectively.  Of these annual totals, we charged $54.7 million, $59.7 million and $70.4 million to operating costs and expenses during the years ended December 31, 2015, 2014 and 2013, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $122.0 million for 2016.

DOT regulations have incorporated by reference the American Petroleum Institute Standard 653 ("API 653") as the industry standard for the inspection, repair, alteration and reconstruction of storage tanks.  API 653 requires regularly scheduled inspection and repair of such tanks.  These periodic tank maintenance requirements may result in significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our storage tanks.

In January 2015, the White House announced plans to regulate methane emissions attributable to the upstream oil and gas industry, including activities related to gathering and compression, as a greenhouse gas.  See "Climate Change Debate" within this Regulatory Matters section.  This announcement indicated that the DOT through its Pipeline and Hazardous Materials Safety Administration ("PHMSA"), will be issuing new natural gas regulations with the intent to improve safety as well as to reduce methane emissions.  A PHMSA reauthorization bill is scheduled for consideration by the Senate in 2016.  Until the bill is passed in its final form the impact on our operations, if any, is not known.

Environmental Matters
Our operations are subject to various environmental and safety requirements and potential liabilities under extensive federal, state and local laws and regulations.  These include, without limitation: the CERCLA; the Resource Conservation and Recovery Act ("RCRA"); the Federal Clean Air Act ("CAA"); the Clean Water Act ("CWA"); the Oil Pollution Act of 1990 ("OPA"); the OSHA; the Emergency Planning and Community Right to Know Act; and comparable or analogous state and local laws and regulations.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals with respect to air emissions, water quality, wastewater discharges and solid and hazardous waste management.  Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

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

FERC Regulation – Liquids Pipelines
Certain of our NGL, petroleum products and crude oil pipeline systems are interstate common carriers subject to regulation by the FERC under the Interstate Commerce Act ("ICA").  These pipelines (referred to as "interstate liquids pipelines") include, but are not limited to, the following: Aegis, ATEX, Dixie Pipeline, TE Products Pipeline, Front Range Pipeline, Mid-America Pipeline System, Seaway Pipeline, Seminole Pipeline and Texas Express Pipeline.

The ICA prescribes that the interstate rates we charge for transportation on these interstate liquids pipelines must be just and reasonable, and that the rules applied to our services not unduly discriminate against or confer any undue preference upon any shipper.  The FERC regulations implementing the ICA further require that interstate liquids pipeline transportation rates and rules be filed with the FERC.  The ICA permits interested persons to challenge proposed new or changed rates or rules, and authorizes the FERC to investigate such changes and to suspend their effectiveness for a period of up to seven months.  Upon completion of such an investigation, the FERC may require refunds of amounts collected above what it finds to be a just and reasonable level, together with interest.  The FERC may also investigate, upon complaint or on its own motion, rates and related rules that are already in effect, and may order a carrier to change them prospectively.  Upon an appropriate showing, a shipper may obtain reparations (including interest) for damages sustained for a period of up to two years prior to the filing of its complaint.

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods ("PPI").  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline's operating costs.  During the five-year period commencing July 1, 2011 and ending June 30, 2016, we have been permitted by the FERC to adjust these indexed rate ceilings annually by the PPI plus 2.65%.  In December 2015, the FERC established PPI plus 1.23% as the index for the five-year period commencing July 1, 2016.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval to charge "market-based rates," or by charging "settlement rates" agreed to by all affected shippers.

In June 2013, certain parties filed a complaint at the FERC against Enterprise TE Products Pipeline Company LLC ("Enterprise TE") alleging that Enterprise TE's cancellation of certain distillate and jet fuel transportation services violated a provision of a settlement agreement and requested reinstatement of the transportation services and damages.  In October 2013, the FERC issued an order holding that Enterprise TE violated the provision in the settlement agreement.  While the FERC found that it did not have authority to require Enterprise TE to reinstate the cancelled services, it set the case for an evidentiary hearing to determine if any monetary damages were appropriate.  Certain parties requested rehearing of the FERC's finding that it lacked authority to reinstate the cancelled services.  In December 2013, Enterprise TE filed a petition for review of the FERC's October 2013 order with the United States Court of Appeals for the District of Columbia Circuit.  Enterprise TE has subsequently negotiated settlements that have resolved the complaints; however, the rehearing request and Enterprise TE's petition for review to the D.C. Circuit remain pending.  We are unable to predict the outcome of this proceeding.

In March 2011, Enterprise TE filed an application with the FERC for authorization to charge market-based rates for the interstate transportation of refined petroleum products to Arcadia, Louisiana; Little Rock, Arkansas; and Jonesboro, Arkansas.  In March, 2014, the FERC rejected Enterprise TE's market-based rate application.  In April 2014, Enterprise TE filed a request for rehearing of the March 2014 order, which the FERC denied in February 2016.  We are unable to predict the outcome of this proceeding.

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

In October 2013, Seaway and certain committed rate shippers filed briefs on exceptions objecting to this committed shipper rate aspect of the ALJ's Initial Decision, and also challenging various aspects of the cost of service determinations in the Initial Decision.  In February 2014, the FERC issued an order reversing the Initial Decision with respect to the committed rate issue, reiterating its policy of honoring contracts executed between pipelines and committed shippers and remanding the remaining issues to the ALJ for further review.  In May 2014, the ALJ issued an initial decision on remand, which largely repeated its prior findings, including as to the committed shipper rates. In February 2016, the FERC again reversed the ALJ decision with respect to the committed rate issue and upheld Seaway's committed rates.  The FERC's February 2016 order also ruled for and against Seaway on various issues related to the uncommitted rates and required Seaway to submit, by March 17, 2016, a compliance filing calculating new uncommitted rates consistent with the FERC's order.

Seaway has filed two applications with the FERC for authorization to charge market-based rates for the interstate transportation of crude oil from Cushing, Oklahoma to the Gulf Coast.   In February 2014, the FERC upheld an order it issued in May 2012 that denied Seaway's initial application for market-based rate setting authority, without prejudice to Seaway refiling its application based on the guidance provided in the February order.  In September 2015, the FERC denied the request for rehearing of its February 2014 order.  In November 2015, the Air Transport Association of America, Inc. filed a petition for review of the FERC's February 2014 and September 2015 orders with the D.C. Circuit.  In December 2014, Seaway submitted a new application requesting market-based rate setting authority.  In September 2015, the FERC issued an order setting the matter for hearing, which is currently scheduled to begin in July 2016.  In light of the fact-intensive and complex nature of these types of market-based rate applications, we are unable to predict the ultimate outcome on the rates Seaway charges its shippers.

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

FERC Regulation – Natural Gas Pipelines and Related Matters
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

We believe that the transportation rates currently charged and the services performed by our natural gas pipelines are all in accordance with the applicable requirements of the NGPA and FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by our pipelines.

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

A violation of the FERC's regulations may subject us to civil penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil and criminal penalties for any violation of the NGPA, or any rules, regulations or orders of the FERC, were increased to up to $1 million per day per violation.

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

In response to scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases, including gases associated with oil and gas production such as carbon dioxide, methane and nitrous oxide among others, may be contributing to a warming of the earth's atmosphere and other adverse environmental effects, various governmental authorities have considered or taken actions to reduce emissions of greenhouse gases.  For example, the EPA has taken action under the CAA to regulate greenhouse gas emissions.  In addition, certain states (individually or in regional cooperation), including states in which some of our facilities or operations are located, have taken or proposed measures to reduce emissions of greenhouse gases. Also, the U.S. Congress has proposed legislative measures for imposing restrictions or requiring emissions fees for greenhouse gases.

Actions have also taken place at the international level and the U.S. has been actively involved.  Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy, or use of fuels with lower carbon content are under discussion and have and will continue to result in additional actions involving greenhouse gases.

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

Competition

NGL Pipelines & Services
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

Our primary competitors in the NGL and related product storage businesses are integrated major oil companies, chemical companies and other storage and pipeline companies.  We compete with other storage service providers primarily in terms of the fees charged, number of pipeline connections provided and operational dependability.  Our import and export operations compete with those operated by major oil and chemical companies and other midstream service providers primarily in terms of loading and offloading throughput capacity.

We compete with a number of NGL fractionators in Kansas, Louisiana, New Mexico and Texas.  Competition for such services is primarily based on the fractionation fee charged.  However, the ability of an NGL fractionator to receive a customer's mixed NGLs and store and distribute the resulting purity NGL products is also an important competitive factor and is a function of having the necessary pipeline and storage infrastructure.

Crude Oil Pipelines & Services
Within their respective market areas, our crude oil pipelines, storage terminals and related marketing activities compete with other crude oil pipeline companies, rail carriers, major integrated oil companies and their marketing affiliates, financial institutions with trading platforms and independent crude oil gathering and marketing companies.  The crude oil business can be characterized by strong competition for crude oil volumes.  Competition is based primarily on quality of customer service, competitive pricing and proximity to customers and market hubs.

Natural Gas Pipelines & Services
Within their market areas, our natural gas pipelines compete with other natural gas pipelines on the basis of price (in terms of transportation fees), quality of customer service and operational flexibility.  Our natural gas marketing activities compete primarily with other natural gas pipeline companies and their marketing affiliates as well as standalone natural gas marketing and trading firms.  Competition in the natural gas marketing business is based primarily on competitive pricing, proximity to customers and market hubs, and quality of customer service.

Petrochemical & Refined Products Services
We compete with numerous producers of PGP, which include many of the major refiners and petrochemical companies located along the Gulf Coast.  Generally, our propylene fractionation business competes in terms of the level of toll processing fees charged and access to pipeline and storage infrastructure.  Our petrochemical marketing activities encounter competition from fully integrated oil companies and various petrochemical companies.  Our petrochemical marketing competitors have varying levels of financial and personnel resources and competition generally revolves around price, quality of customer service, logistics and location.

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

With respect to our TE Products Pipeline, the pipeline's most significant competitors are third party pipelines in the areas where it delivers products.  Competition among common carrier pipelines is based primarily on transportation fees, quality of customer service and proximity to end users.  Trucks, barges and railroads competitively deliver products into some of the markets served by our TE Products Pipeline and river terminals.  The TE Products Pipeline faces competition from rail and pipeline movements of NGLs from Canada and waterborne imports into terminals located along the upper East Coast.

Our marine transportation business competes with other inland marine transportation companies as well as providers of other modes of transportation, such as rail tank cars, tractor-trailer tank trucks and, to a limited extent, pipelines.  Competition within the marine transportation business is largely based on performance and price.

Seasonality

Although the majority of our businesses are not materially affected by seasonality, certain aspects of our operations are impacted by seasonal changes such as tropical weather events, energy demand in connection with heating and cooling requirements and for the summer driving season.  Examples include:

▪	Our operations along the Gulf Coast, including our Mont Belvieu facility, may be affected by weather events such as hurricanes and tropical storms, which generally arise during the summer and fall months.

▪	Residential demand for natural gas typically peaks during the winter months in connection with heating needs and during the summer months for power generation for air conditioning. These seasonal trends affect throughput volumes on our natural gas pipelines (e.g., the Texas Intrastate System) as well as storage levels and natural gas marketing results.

▪	Due to increased demand for fuel additives used in the production of motor gasoline, our isomerization and octane enhancement businesses experience higher levels of demand during the summer driving season, which typically occurs in the spring and summer months. Likewise, shipments of refined products and normal butane experience similar changes in demand due to their use in motor fuels.

▪	Extreme temperatures and ice during the winter months can negatively affect our inland marine operations on the upper Mississippi and Illinois rivers.

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

Risks Relating to Our Business

Changes in demand for and prices and production of hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.

We operate predominantly in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.

Crude oil and natural gas prices have been extremely volatile in recent years, and we expect that volatility to continue.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $61.43 per barrel to a low of $34.73 per barrel in 2015.  For January 2016, WTI crude oil prices ranged from a high of $36.76 per barrel to a low of $26.55 per barrel.  Likewise, natural gas prices (based on Henry Hub Inside FERC index prices) ranged from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu in 2015.  Using the same index, natural gas prices for January 2016 ranged from a high of $2.47 per MMBtu to a low of $2.09 per MMBtu.

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

The crude oil, natural gas and NGLs currently transported, gathered or processed at our facilities originate primarily from existing domestic resource basins, which naturally deplete over time.  To offset this natural decline, our facilities need access to production from newly discovered properties.  Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves.  These factors could include relatively low oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons.  A decrease in exploration and development activities in the regions where our facilities and other energy logistics assets are located could result in a decrease in volumes handled by our assets, which could have a material adverse effect on our financial position, results of operations and cash flows.

For a discussion regarding our current commercial outlook for 2016, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations – General Outlook for 2016" included under Part II, Item 7 of this annual report.

We face competition from third parties in our midstream energy businesses.

Even if crude oil and natural gas reserves exist in the areas served by our assets, we may not be chosen by producers in these areas to gather, transport, process, fractionate, store or otherwise handle the hydrocarbons extracted.  We compete with other companies, including producers of crude oil and natural gas, for any such production on the basis of many factors, including but not limited to geographic proximity to the production, costs of connection, available capacity, rates and access to markets.

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

In our natural gas gathering business, we encounter competition in obtaining contracts to gather natural gas supplies, particularly new supplies.  Competition in natural gas gathering is based in large part on reputation, efficiency, system reliability, gathering system capacity and pricing arrangements.  Our key competitors in the natural gas gathering business include independent gas gatherers and major integrated energy companies.  Alternate gathering facilities are available to producers we serve, and those producers may also elect to construct proprietary gas gathering systems.

A significant increase in competition in the midstream energy industry could have a material adverse effect on our financial position, results of operations and cash flows.

Our debt level may limit our future financial and operating flexibility.

As of December 31, 2015, we had $20.15 billion in principal amount of consolidated senior long-term debt outstanding, $1.47 billion in principal amount of junior subordinated debt outstanding and $1.11 billion in short-term commercial paper notes outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

Our public debt indentures currently do not limit the amount of future indebtedness that we can incur, assume or guarantee.  Although our credit agreements restrict our ability to incur additional debt above certain levels, any debt we may incur in compliance with these restrictions may still be substantial.  For information regarding our long-term debt, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital spending for 2015 reflected approximately $5.0 billion of cash payments for capital projects and other investments.  Based on information currently available, we expect our total capital spending for 2016 to approximate $3.8 billion to $4.1 billion, which includes the $1.0 billion final installment payable in connection with the EFS Midstream acquisition and $275 million for sustaining capital expenditures. Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

Any sustained tightening of the credit markets may have a material adverse effect on us by, among other things, decreasing our ability to finance growth capital projects or business acquisitions on favorable terms and by the imposition of increasingly restrictive borrowing covenants.  In addition, the distribution yields of any new equity we may issue may be higher than historical levels, making additional equity issuances more expensive. Accordingly, increased costs of equity and debt will make returns on capital expenditures with proceeds from such capital less accretive on a per unit basis.

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

Our growth strategy includes making accretive acquisitions.   From time to time, we evaluate and acquire additional assets and businesses that we believe complement our existing operations.  We may be unable to successfully integrate and manage the businesses we acquire in the future.  We may incur substantial expenses or encounter delays or other problems in connection with our growth strategy that could have a material adverse effect on our financial position, results of operations and cash flows.  Moreover, acquisitions and business expansions involve numerous risks, such as:

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

Our construction of new assets is subject to operational, regulatory, environmental, political, legal and economic risks, which may result in delays, increased costs or decreased cash flows.

One of the ways we intend to grow our business is through the construction of new midstream energy infrastructure assets.  The construction of new assets involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital.  These potential risks include, among other things, the following:

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

Many of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

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

To the extent that we hedge our commodity price and interest rate exposures, we will forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.  In addition, hedging activities can result in losses that might be material to our financial condition, results of operations and cash flows.  Such losses could occur under various circumstances, including those situations where a counterparty does not perform its obligations under a hedge arrangement, the hedge is not effective in mitigating the underlying risk, or our risk management policies and procedures are not followed.   Adverse economic conditions, such as the rapid declines in crude oil prices during the fourth quarter of 2014, depressed prices throughout 2015 and further rapid declines during the fourth quarter of 2015 and beginning of 2016, increase the risk of nonpayment or performance by our hedging counterparties.

See Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for a discussion of our derivative instruments and related hedging activities.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

We may incur credit risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, petrochemicals, refined products and crude oil and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced throughout 2015 and that we continue to experience at the beginning of 2016, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies.  We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk. In 2015, approximately 4.5% of our consolidated revenues were associated with 22 independent oil and gas producers with sub-investment grade credit ratings.

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

See Note 2 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our allowance for doubtful accounts.

Our risk management policies cannot eliminate all commodity price risks.  In addition, any non-compliance with our risk management policies could result in significant financial losses.

When engaged in marketing activities, it is our policy to maintain physical commodity positions that are substantially balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand.  Through these transactions, we seek to earn a margin for the commodity purchased by selling the same commodity for physical delivery to third party users, such as producers, wholesalers, independent refiners, marketing companies or major oil companies.  These policies and practices cannot, however, eliminate all price risks.  For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these transactions.  We are also exposed to basis risks when a commodity is purchased against one pricing index and sold against a different index.  Moreover, we are exposed to some risks that are not hedged, including price risks on product we own, such as pipeline linefill, which must be maintained in order to facilitate transportation of the commodity in our pipelines.  In addition, our marketing operations involve the risk of non-compliance with our risk management policies.  We cannot assure you that our processes and procedures will detect and prevent all violations of our risk management policies, particularly if deception or other intentional misconduct is involved.  If we were to incur a material loss related to commodity price risks, including non-compliance with our risk management policies, it could have a material adverse effect on our financial position, results of operations and cash flows.

Our variable-rate debt, including those fixed-rate debt obligations that may be converted to variable-rate through the use of interest rate swaps, make us vulnerable to increases in interest rates, which could have a material adverse effect on our financial position, results of operation and cash flows.

At December 31, 2015, we had $20.87 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  We also had $1.11 billion of commercial paper notes outstanding at December 31, 2015.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

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

Our pipeline facilities are subject to pipeline safety laws and regulations administered by the DOT.  These laws and regulations require us to comply with requirements for the design, installation, testing, construction, operation, replacement and management of our pipeline facilities.

In January 2012, President Obama signed the Pipeline Safety Act into law.  The Pipeline Safety Act provides, among other things, for additional regulatory oversight of the nation's pipelines, increases the penalties for violations of pipeline safety rules, and complements the DOT's other initiatives. Although many of the requirements under the Pipeline Safety Act, such as the increase in penalties, have been completed, the DOT has not yet issued regulations implementing all of the requirements of the Pipeline Safety Act.  These new regulations could increase our operating costs which could have an adverse effect on our results of operations or financial condition.  For additional information regarding the pipeline safety regulations and the Pipeline Safety Act, see "Regulatory Matters—Safety Matters—Pipeline Safety" included under Part I, Item 1 and 2 of this annual report.

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

Our operations are subject to various environmental, health and safety requirements and potential liabilities under extensive federal, state and local laws and regulations.  Further, we cannot ensure that existing environmental, health and safety regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Governmental authorities have the power to enforce compliance with applicable regulations and permits and to subject violators to civil and criminal penalties, including substantial fines, injunctions or both.  Certain environmental laws, including the CERCLA and analogous state laws and regulations, may impose strict, joint and several liability for costs required to clean-up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released.  Moreover, third parties, including neighboring landowners, may also have the right to pursue legal actions to enforce compliance or to recover for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.  Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

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

In addition, due to concerns over climate change, numerous countries around the world have adopted or are considering adopting laws or regulations to reduce greenhouse gas emissions.  It is not possible to know how quickly renewable energy technologies may advance, but if significant additional legislation and regulation were enacted, the increased use of renewable energy could ultimately reduce future demand for hydrocarbons.  These developments could have a material adverse effect on our financial position, results of operations and cash flows.

Hydraulic Fracturing.  Certain of our customers employ hydraulic fracturing techniques to stimulate natural gas and crude oil production from unconventional geological formations (including shale formations), which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore.  The U.S. federal government, and some states and localities, have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production.  Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to crude oil and natural gas drilling activities using hydraulic fracturing techniques, including increased litigation.  Additional legislation or regulation could also lead to operational delays and/or increased operating costs in the production of crude oil and natural gas (including natural gas produced from shale plays like the Eagle Ford, Haynesville, Barnett, Marcellus and Utica Shales) incurred by our customers or could make it more difficult to perform hydraulic fracturing.  If these legislative and regulatory initiatives cause a material decrease in the drilling of new wells and related servicing activities, it may affect the volume of hydrocarbon projects available to our midstream businesses and have a material adverse effect on our financial position, results of operations and cash flows.

See "Regulatory Matters" under Part I, Item 1 and 2 of this annual report for more information and specific disclosures relating to environmental, health and safety laws and regulations, and costs and liabilities.

Federal, state or local regulatory measures could have a material adverse effect on our financial position, results of operations and cash flows.

The FERC regulates our interstate liquids pipelines under the ICA.  State regulatory agencies regulate our intrastate natural gas and NGL pipelines, intrastate storage facilities and gathering lines.

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

Based on an assessment of final rules promulgated by the CFTC, we have determined that we are not a swap dealer, major swap participant or a financial entity, and therefore have determined that we currently qualify as an end-user.  In addition, the vast majority of our derivative transactions are currently transacted through a Derivatives Clearing Organization, and we believe our use of the end-user exception will likely not be necessary on a routine basis.  We will also seek to retain our status as an end-user by taking reasonable measures necessary to avoid becoming a swap dealer, major swap participant or financial entity and other measures to preserve our ability to elect the end-user exception should it become necessary.  However, derivative transactions that are not clearable, and transactions that are clearable but for which we choose to elect the end-user exception, are subject to recordkeeping and reporting requirements and potentially additional credit support arrangements including cash margin or collateral.  Posting of additional cash margin or collateral could affect our liquidity and reduce our ability to use cash for capital expenditures or other company purposes.

In September 2012, the U.S. District Court for the District of Columbia vacated and remanded the position limits rules adopted by the CFTC based on a necessity finding.  In December 2013, the CFTC responded by proposing amended rules in an effort to better conform to the Dodd-Frank Act.  Under the proposed rules, the CFTC would place volumetric limitations on transactions in core referenced futures contracts including NYMEX Henry Hub Natural Gas, Light Sweet Crude Oil, New York Harbor Gasoline Blendstock and New York Harbor Heating Oil along with any contracts which are directly or indirectly linked to the price of a core referenced futures contract.  These limits include spot month limits leading up to the close of trading for a particular contract and non-spot month limits which would cover all months combined including the spot month.  In the proposed rule, the CFTC has provided certain provisions governing Bona Fide Hedges which would enable the exclusion of certain contracts from the calculation of our positions against a given limit.  While we believe that the majority of our hedging transactions would meet one or more of the enumerated categories for Bona Fide Hedges, the rules could have an adverse impact on our ability to hedge certain risks associated with our business and could potentially affect our profitability.  In 2014, the CFTC reopened the period for public comment on the newly proposed rules, with the most recent comment period closing on March 25, 2015.  As of the filing of this annual report, the CFTC has yet to provide final rules.

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

We have significant business relationships with entities controlled by EPCO and Dan Duncan LLC.  For information regarding these relationships and related party transactions with EPCO and its affiliates, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  Additional information regarding our relationship with EPCO and its affiliates can also be found under Part III, Item 13 of this annual report.

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

We currently list our common units on the NYSE under the symbol "EPD." Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner's Board or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE's shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Part III, Item 10 of this annual report for additional information.

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

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have no practical ability to remove our general partner or its officers or directors.  Our general partner may not be removed except upon the vote of the holders of at least 60% of our outstanding units voting together as a single class.  Since affiliates of our general partner currently own approximately 34% of our outstanding common units, the removal of Enterprise GP as our general partner is highly unlikely without the consent of both our general partner and its affiliates.  As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence of a takeover premium in the trading price.

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

If at any time our general partner and its affiliates own 85% or more of the common units then outstanding, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than the then current market price.  As a result, common unitholders may be required to sell their common units at an undesirable time or price and may therefore not receive any return on their investment.  Unitholders may also incur a tax liability upon the sale of their common units.

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

Our general partner, in accordance with our partnership agreement, may transfer its general partner interest without the consent of unitholders.  In addition, our general partner may transfer its general partner interest to a third party in a merger or consolidation or in a sale of all or substantially all of its assets without the consent of our unitholders.  Furthermore, there is no restriction in our partnership agreement on the ability of the sole member of our general partner, currently Dan Duncan LLC, to transfer its equity interests in our general partner to a third party.  The new equity owner of our general partner would then be in a position to replace the Board and officers of our general partner with their own choices and to influence the decisions taken by the Board and officers of our general partner.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or if we were otherwise subject to a material amount of entity-level taxation, then cash available for distribution to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.  Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a "qualifying income" requirement. Based on our current operations, we believe we satisfy the qualifying income requirement.  Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service ("IRS") with respect to our classification as a partnership for federal income tax purposes.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate (which is currently a maximum of 35%) and we would also likely pay additional state and local income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced.  Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash-flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Specifically, we are subject to an entity-level franchise tax on the portion of our income apportioned to Texas. Imposition of any of these taxes in other jurisdictions in which we own assets or conduct business or an increase in the existing tax rates would substantially reduce the cash available for distribution to our unitholders.

Our partnership agreement provides that, if a law is enacted that subjects us to taxation as a corporation for federal income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation.  For example, from time to time, the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws including those that affect the tax treatment of certain publicly traded partnerships.

Further, the U.S. Treasury Department and the IRS issued proposed regulations under Section 7704(d)(1)(E) of the Code on May 5, 2015, interpreting the scope of qualifying income for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income for purposes of the qualifying income requirement. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of our gross income we are able to treat as qualifying income for purposes of the qualifying income requirement.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of the units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department and the IRS recently issued final Treasury Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis and the regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for our common units and the cost of any IRS contest will reduce our cash available for distribution to unitholders.

The IRS has made no determination as to our status as a partnership for U.S. federal income tax purposes.  The IRS may adopt positions that differ from the positions we take, even positions taken with advice of counsel.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained.  A court may not agree with some or all of the positions we take.   As a result, any such contest with the IRS may materially and adversely impact the market for our common units and the price at which our common units trade.  In addition, our costs of any contest with the IRS, principally legal, accounting and related fees, will be indirectly borne by our unitholders because the costs will reduce our cash available for distribution.

Recently enacted legislation, applicable to us for taxable years beginning after 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including penalties and interest) as a result of an audit.  Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed.  If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced.  In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount from the cash that we distribute, our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive any cash distributions from us.  Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from their share of our taxable income.

Tax gains or losses on the disposition of our common units could be more or less than expected.

If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units.  Because distributions in excess of a unitholder's allocable share of our net taxable income decrease the unitholder's tax basis in the unitholder's common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if the unitholder sells such common units at a price greater than the unitholder's tax basis in those common units, even if the price received is less than the unitholder's original cost.  A substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.  In addition, because the amount realized may include a unitholder's share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of the cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investments in our common units by tax-exempt entities, such as individual retirement accounts ("IRAs") or other retirement plans, and non-U.S. persons raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. A unitholder that is a tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of our common units.

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

In addition to federal income taxes, our common unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes imposed by the various jurisdictions in which we do business or own property even if the unitholder does not live in any of those jurisdictions.  Our common unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, our unitholders may be subject to penalties for failure to comply with those requirements.   We currently own property or conduct business in many states, most of which impose an income tax on individuals, corporations and other entities.  As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax.  It is the responsibility of each unitholder to file its own federal, state and local tax returns, as applicable.

The sale or exchange of 50% or more of the total interests in our capital and profits within any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our existing partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.  Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if certain relief were unavailable, as described below) for one fiscal year and could result in the deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder's taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes.  If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.  The IRS has announced a relief procedure whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to each unitholder for the year notwithstanding two partnership tax years.

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

We have adopted certain valuation methodologies in determining unitholder's allocations of income, gain, loss and deduction.  The IRS may challenge these methods or the resulting allocations and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets.  Although we may from time to time consult with professional appraisers regarding valuation matters, we make fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets.  The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders.  It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

Item 1B.  Unresolved SEC Staff Comments.

None.

Item 3.  Legal Proceedings.

As part of our normal business activities, we may be named as defendants in legal proceedings, including those arising from regulatory and environmental matters.  Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully indemnify us against losses arising from future legal proceedings.  We will vigorously defend the partnership in litigation matters.  Except as set forth below, we are not aware of any material pending legal proceedings as of the filing date of this annual report to which we are a party, other than routine litigation incidental to our business.

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

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  We intend to vigorously oppose the judgment through the appeals process.  As of December 31, 2015, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

FTC Matter

On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the Federal Trade Commission ("FTC") requesting specified information relating to the Oiltanking acquisition and our operations.  On April 13, 2015, we received a Civil Investigative Demand issued by the Attorney General of the State of Texas requesting copies of the same information and any correspondence with the FTC.  We are in the process of complying with the requests and are cooperating with the investigations.  Based on the limited information that we have at this time, we are unable to predict the outcome of the investigations.

Environmental Matters

On occasion, we are assessed monetary sanctions by governmental authorities related to administrative or judicial proceedings involving environmental matters.  The following information summarizes matters where the potential amount of monetary sanctions is at least $0.1 million.  We do not believe that expenditures related to the following matters will be material to our consolidated financial statements.

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

For more information regarding our litigation matters, see "Litigation" under Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report, which subsection is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters
and Issuer Purchases of Equity Securities.

Our common units are listed on the NYSE under the ticker symbol "EPD."  As of January 31, 2016, there were approximately 3,300 unitholders of record of our common units.  The following table presents high and low sales prices for our common units for the periods presented (as reported by the NYSE Composite ticker tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units with respect to such periods.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date
2013
1st Quarter	$30.17	$25.51	$0.3350	04/30/13	05/07/13
2nd Quarter	$31.78	$28.06	$0.3400	07/31/13	08/07/13
3rd Quarter	$32.80	$28.83	$0.3450	10/31/13	11/07/13
4th Quarter	$33.46	$29.57	$0.3500	01/31/14	02/07/14
2014
1st Quarter	$35.50	$31.51	$0.3550	04/30/14	05/07/14
2nd Quarter	$39.26	$34.52	$0.3600	07/31/14	08/07/14
3rd Quarter	$41.38	$35.55	$0.3650	10/31/14	11/07/14
4th Quarter	$40.95	$30.71	$0.3700	01/30/15	02/06/15
2015
1st Quarter	$36.98	$30.71	$0.3750	04/30/15	05/07/15
2nd Quarter	$34.73	$29.53	$0.3800	07/31/15	08/07/15
3rd Quarter	$31.17	$22.01	$0.3850	10/30/15	11/06/15
4th Quarter	$29.02	$20.76	$0.3900	01/29/16	02/05/16

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

For additional information regarding our cash distributions to partners, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Recent Issuance of Unregistered Securities

There were no sales of unregistered equity securities during 2015.

Common Units Authorized for Issuance Under Equity Compensation Plan

See "Securities Authorized for Issuance Under Equity Compensation Plans" included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

A total of 2,009,970 unit-based awards (e.g., restricted common unit awards granted to key employees of EPCO) vested and were converted to common units during 2015.  Of this amount, 683,954 were sold back to us by employees to meet their related tax withholding requirements.  The total cost of these repurchased units was $33.6 million.  We cancelled such treasury units immediately upon acquisition.

The following table summarizes our repurchase activity during 2015 in connection with these vesting transactions:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
February 2015 (1)	628,750	$33.68	--	--
May 2015 (2)	33,492	$34.21	--	--
August 2015 (3)	18,254	$26.93	--	--
November 2015 (4)	3,458	$27.47	--	--
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
(4)    Of the 12,776 restricted common units that vested in November 2015 and converted to common units, 3,458 units were sold back to us by employees to cover related withholding tax requirements.

In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, could repurchase up to 4,000,000 of our common units on the open market.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2015, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

Item 6.  Selected Financial Data.

The following table presents selected historical consolidated financial data of our partnership.  This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2015 and 2014 and related statements of consolidated operations, comprehensive income, cash flows and equity for the three years ended December 31, 2015, 2014 and 2013, respectively.  As presented in the table, amounts are in millions (except per unit data).

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data:
Total revenues	$27,027.9	$47,951.2	$47,727.0	$42,583.1	$44,313.0
Cost of sales	19,612.9	40,464.1	40,770.2	36,015.5	38,292.6
Other costs and expenses	4,248.4	3,970.9	3,656.8	3,522.7	3,207.7
Equity in income of unconsolidated affiliates	373.6	259.5	167.3	64.3	46.4
Operating income	3,540.2	3,775.7	3,467.3	3,109.2	2,859.1
Interest expense	961.8	921.0	802.5	771.8	744.1
Net income	2,558.4	2,833.5	2,607.1	2,428.0	2,088.3

Net income attributable to noncontrolling interests	37.2	46.1	10.2	8.1	41.4
Net income attributable to limited partners	2,521.2	2,787.4	2,596.9	2,419.9	2,046.9

Earnings per unit:
Basic ($/unit)	1.28	1.51	1.45	1.40	1.24
Diluted ($/unit)	1.26	1.47	1.41	1.35	1.19

Cash distributions paid with respect to period ($/unit)	1.5300	1.4500	1.3700	1.2863	1.2176

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Property, plant and equipment, net	$32,034.7	$29,881.6	$26,946.6	$24,846.4	$22,191.6
Investments in unconsolidated affiliates	2,628.5	3,042.0	2,437.1	1,394.6	1,859.6
Total assets	48,952.0	47,201.0	40,138.7	35,934.4	34,125.1
Long-term debt, including current maturities thereof	22,690.6	21,363.8	17,351.5	16,201.8	14,529.4
Total liabilities	28,450.9	27,508.8	24,698.3	22,638.4	21,905.8
Equity:
Partners' equity	$20,295.1	$18,063.2	$15,214.8	$13,187.7	$12,113.4
Noncontrolling interests	206.0	1,629.0	225.6	108.3	105.9
Total equity	$20,501.1	$19,692.2	$15,440.4	$13,296.0	$12,219.3

Limited partner units outstanding (millions)	2,012.6	1,937.3	1,871.4	1,797.6	1,763.2

General Discussion of Our Selected Financial Data Since 2011

Fluctuations in our revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  A decrease in our marketing revenues due to lower energy commodity sales prices may not result in a decrease in operating income or cash available for distribution, since our consolidated cost of sales amounts would also be lower due to comparable decreases in the purchase prices of the underlying energy commodities.  The same correlation would be true in the case of higher energy commodity sales prices and purchase costs.

The domestic oil and gas industry experienced rapid growth over the last few years due to advances in unconventional production methods such as hydraulic fracturing and horizontal drilling, which have had a significant impact on hydrocarbon resource basins such as the Eagle Ford Shale in South Texas, Permian Basin in West Texas and the Rocky Mountains region.  Production growth has translated into increased demand by crude oil and natural gas producers for the midstream energy services that we provide.   Our results of operations over the last five years reflects this increase in demand, which we have supported through the construction of new midstream assets. As growth capital projects are completed and commence operations, they contribute additional sources of cash flow to our operating results.

Property, plant and equipment balances increased since 2011 due to our capital spending program, which includes business acquisitions such as EFS Midstream in 2015 and Oiltanking in 2014.   For information regarding our capital spending, see "Capital Spending" included under Part II, Item 7 of this annual report.

Investments in unconsolidated affiliates decreased in 2015 primarily due to the sale of our Offshore Business, which included a number of pipeline and platform joint ventures operating in the Gulf of Mexico. Excluding this divestiture, our investments in unconsolidated affiliates increased since 2012 as a result of cash contributions we made to fund the major capital projects of several investees (e.g., construction of the Texas Express Pipeline, Front Range Pipeline and the Seaway Loop).  Investments in unconsolidated affiliates decreased in 2011 and 2012 primarily due to the liquidation of our equity investment in ETP.

Our debt balances, including related interest expense, have increased since 2011 primarily due to the funding of a portion of our capital spending program using borrowings under bank credit agreements and the issuance of senior notes.

Our equity balances, along with the related number of common units outstanding, have increased over time due to the issuance of units in connection with business combinations and the sale of units under our "at-the-market" program, distribution reinvestment plan, employee unit purchase plan and underwritten offerings. Proceeds generated from the sale of common units were primarily used to fund a portion of our capital spending program.

Additional information regarding our results of operations, liquidity and capital resources and capital spending can be found under Part II, Item 7 of this annual report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the Years Ended December 31, 2015, 2014 and 2013

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees ("DD LLC Trustees") of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the "Board") of Enterprise GP; (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) Dr. Ralph S. Cunningham.  Ms. Duncan Williams and Mr. Bachmann also currently serve as managers of Dan Duncan LLC along with W. Randall Fowler, who is also a director and President of Enterprise GP.

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 33.6% of our limited partner interests at December 31, 2015.

References to "Oiltanking" and "Oiltanking GP" mean Oiltanking Partners, L.P. and OTLP GP, LLC, the general partner of Oiltanking, respectively.  In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking, all of the member interests of Oiltanking GP and the incentive distribution rights ("IDRs") held by Oiltanking GP from Oiltanking Holding Americas, Inc. ("OTA") as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this transaction consisting of the acquisition of the noncontrolling interests in Oiltanking.

References to "Offshore Business" refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. ("Genesis") in July 2015.

References to "EFS Midstream" mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company ("Pioneer") and Reliance Industries Limited ("Reliance").

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K for the year ended December 31, 2015 (our "annual report") contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as "anticipate," "project," "expect," "plan," "seek," "goal," "estimate," "forecast," "intend," "could," "should," "would," "will," "believe," "may," "potential" and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "EPD."  We were formed in April 1998 to own and operate certain natural gas liquids ("NGLs") related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or "LPG"); crude oil gathering, transportation, storage and terminals; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.  Our assets currently include approximately 49,000 miles of pipelines; 250 MMBbls of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 Bcf of natural gas storage capacity.

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

On July 24, 2015, we completed the sale of our Offshore Business, which primarily consisted of our Offshore Pipelines & Services segment. Our consolidated financial statements reflect ownership of the Offshore Business through July 24, 2015.

Each of our remaining business segments benefits from the supporting role of our related marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin, a non-generally accepted accounting principle ("non-GAAP") financial measure, for the partnership.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

Significant Recent Developments

Enterprise Management to Recommend 5.2% Distribution Growth for 2016
In January 2016, our management announced plans to recommend to the Board of Enterprise GP cash distributions totaling $1.61 per unit with respect to 2016, which, if approved by the Board, would represent a 5.2% increase compared to a total of $1.53 per unit of distributions declared with respect to calendar year 2015.  The recommended quarterly cash distributions for 2016 would be as follows (with respect to each quarter presented):  $0.395, first quarter; $0.400, second quarter; $0.405, third quarter; and $0.410, fourth quarter.  Historically, it has been our practice to not provide guidance with respect to distribution growth; however, due to recent actions by some of our midstream peers to reduce or freeze their dividends/distributions, we believe it is important to provide our investors with visibility into management's planned recommendations for our distribution growth for 2016 based on current expectations.

Enterprise Among First Companies to Export U.S. Crude Oil
In December 2015, the U.S. government lifted its 40-year ban on exports of domestically produced crude oil.  As a result of this recent change in law, we provided pipeline and marine terminal services at our Houston Ship Channel facility in January 2016 to load an export cargo of 600 thousand barrels of domestic light crude oil.  We believe that removal of the crude oil export ban facilitates economic growth and job creation for the United States as well as enhances our national and energy security. This action also provides new markets to domestic producers, especially producers of light crude oil, and the global markets with supply diversification.

Completion of Expansion Projects at our Houston Ship Channel LPG Export Terminal
In December 2015, we completed the final phase of an expansion project at our Houston Ship Channel LPG Export Terminal that increased its loading capability from 9.0 MMBbls per month to 16.0 MMBbls per month. Our maximum loading capacity at this marine terminal is now approximately 27,500 barrels per hour.

The expansion of our Houston Ship Channel LPG Export Terminal is supported by long-term LPG sales agreements with exporters.  In November 2015, we announced the execution of additional long-term contracts with customers to export a total of approximately 125 MMBbls of LPG over a seven-year period from this terminal.   Including the volume associated with these additional agreements, our Houston Ship Channel facility is now over 90% subscribed, in terms of estimated operating capacity, through 2019.  Furthermore, a majority of the terminal's operating capacity is under contract extending into 2022.

Completion  of Aegis Ethane Pipeline
In December 2015, we completed the remaining 162-mile segment of the Aegis Ethane Pipeline ("Aegis") from Lake Charles, Louisiana to Napoleonville, Louisiana. This new 162-mile segment, along with the 108 miles of Aegis previously placed into service, provides reliable ethane supplies to petrochemical facilities between Mont Belvieu, Texas and the Mississippi River in Louisiana. When combined with our South Texas NGL Pipeline System, Aegis provides shippers with access to an ethane header system stretching approximately 500 miles between Corpus Christi, Texas and the Mississippi River in Louisiana. Aegis is supported by customer commitments in excess of 360 MBPD that ramp up over the next four years.

Sale of Offshore Business
On July 24, 2015, we completed the sale of our Offshore Business to Genesis, which primarily consisted of our Offshore Pipelines & Services business segment, for approximately $1.53 billion in cash.  The Offshore Business served drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama and included approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.  Our results of operations reflect ownership of the Offshore Business through July 24, 2015.

We viewed the Offshore Business as an extension of our midstream energy services network. As such, sale of these assets did not represent a strategic shift in our consolidated operations, and their sale does not have a major effect on our financial results. The sale of this non-strategic business allowed us to redeploy capital to other business opportunities that we believe will generate a higher rate of return for us in the future. Also, proceeds from this sale  reduced our need to issue additional equity and debt to support our ongoing capital spending program.

For additional information regarding this sale, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Expansion of Propylene Pipeline System
In July 2015, we announced a series of projects to convert and expand segments of our petrochemicals pipeline network in order to increase throughput capacity for polymer grade propylene ("PGP") and enhance system flexibility and reliability.

▪	North Dean pipeline conversion and expansion – The 149-mile pipeline will be converted from refinery grade propylene ("RGP") service to PGP service. The conversion is scheduled for completion in January 2017. Originating at our Mont Belvieu, Texas complex, the converted pipeline will serve petrochemical facilities as far south as Seadrift, Texas in Calhoun County. Construction of a 33-mile lateral pipeline, new metering stations and additional pumping capacity will accommodate the additional volumes and increase total PGP delivery capacity to more than 150 MBPD.

▪	Lou-Tex propylene pipeline conversion – The 263-mile, bi-directional pipeline, which currently transports chemical grade propylene between Sorrento, Louisiana and Mont Belvieu, Texas will be converted to PGP service. The conversion is scheduled for completion in 2020.

▪	RGP pipeline and rail terminal expansion – Construction of a new 65-mile, 10-inch diameter pipeline, which will transport RGP between Sorrento and Breaux Bridge, Louisiana, is scheduled for completion in early 2017. Rail receipt facilities at Mont Belvieu are also being expanded to give us the capability to unload up to 80 RGP rail cars per day.

We currently have six propylene fractionation units at our Mont Belvieu complex.  Following completion of the new propane dehydrogenation ("PDH") plant, we will have the capability to produce 8 billion pounds of PGP annually at our Mont Belvieu complex.  In addition, a portion of our salt dome storage capacity in Mont Belvieu is dedicated to PGP service.

Acquisition of Eagle Ford Midstream Assets
In July 2015, we purchased EFS Midstream from affiliates of Pioneer and Reliance for approximately $2.1 billion.  The purchase price will be paid in two installments.  The first installment of approximately $1.1 billion was paid at closing on July 8, 2015 and the final installment of approximately $1.0 billion will be paid no later than the first anniversary of the closing date. The effective date of the acquisition was July 1, 2015.

The EFS Midstream System provides condensate gathering and processing services as well as gathering, treating and compression services for the associated natural gas. The EFS Midstream System includes approximately 460 miles of gathering pipelines, ten central gathering plants, 119 MBPD of condensate stabilization capacity and 780 MMcf/d of associated natural gas treating capacity.  Our primary purpose in acquiring the EFS Midstream System was to secure the underlying production, particularly condensate, for our midstream asset network. Under terms of the associated agreements, Pioneer and Reliance have dedicated certain of their Eagle Ford Shale acreage to us under 20-year, fixed-fee gathering agreements that include minimum volume requirement for the first seven years.  Pioneer and Reliance have also entered into related 20-year fee-based agreements with us for natural gas transportation and processing, NGL transportation and fractionation, and for condensate and crude oil transportation services.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for Pioneer and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.

For additional information regarding our acquisition of EFS Midstream, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Plans to Construct Crude Oil and Condensate Pipeline from Midland to Sealy, Texas
In April 2015, we announced the execution of long-term agreements that support development of a new 24-inch diameter pipeline (the "Midland-to-Sealy" pipeline) that would transport increasing volumes of crude oil and condensate from the Permian Basin to markets in southeast Texas.  The new pipeline will originate at our Midland, Texas crude oil terminal and extend 416 miles to our Sealy, Texas storage facility. Volumes arriving at Sealy would then be transported to our ECHO terminal using our Rancho II pipeline.  Using the ECHO terminal, shippers will have direct access to every refinery in Houston, Texas City, Beaumont and Port Arthur, as well as our dock facilities. The Midland-to-Sealy pipeline is expected to have an initial transportation capacity of 300 MBPD and is expandable up to 450 MBPD.  Committed shippers on the pipeline recently requested to extend the construction timeline by up to one year, and we are currently evaluating our ability to accommodate their needs.  The pipeline was originally scheduled to commence operations in mid-2017.

Plans to Construct Natural Gas Processing Facility in Delaware Basin
In April 2015, we formed a joint venture with an affiliate of Occidental Petroleum Corporation to develop a new 150 MMcf/d cryogenic natural gas processing facility that will accommodate growing production of NGL-rich natural gas from the Delaware Basin.  The facility is supported by long-term, firm contracts and is expected to begin operations in mid-2016.  We serve as construction manager for the project and will serve as operator once the new facility commences operations.  The new facility is located in Reeves County, Texas.

Formation of Panola Pipeline Joint Venture
In February 2015, we formed a joint venture involving our Panola Pipeline with affiliates of Anadarko Petroleum Corporation ("Anadarko"), DCP Midstream Partners, LP ("DCP") and MarkWest Energy Partners, L.P. ("MarkWest").  We will continue to serve as operator of the Panola Pipeline and own 55% of the member interests in the joint venture.  Affiliates of Anadarko, DCP and MarkWest will own the remaining 45% member interests, with each holding a 15% interest.

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

Completion of Oiltanking Acquisition
In October 2014, we completed the first step ("Step 1") of a two-step acquisition of Oiltanking by paying approximately $4.41 billion to OTA for Oiltanking GP, the related IDRs and approximately 65.9% of the limited partner interests of Oiltanking.  As a second step ("Step 2") of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking GP on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the "merger agreement") with Oiltanking in November 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of ours with and into Oiltanking, with Oiltanking surviving the merger as our wholly owned subsidiary; and

▪	all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking's public unitholders (which consisted of Oiltanking unitholders other than us and our subsidiaries) to be cancelled and converted into our common units based on an exchange ratio of 1.30 of our common units for each Oiltanking common unit.

In accordance with the merger agreement and Oiltanking's partnership agreement, the merger was submitted to a vote of Oiltanking's common unitholders, with the required majority of unitholders (including our ownership interests) voting to approve the merger on February 13, 2015.  Upon approval of the merger, a total of 36,827,517 of our common units were issued to Oiltanking's former public unitholders.  With the completion of Step 2, total consideration paid by us for Oiltanking was approximately $6.02 billion.

On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the Federal Trade Commission ("FTC") requesting specified information relating to the Oiltanking acquisition and Enterprise's operations.  On April 13, 2015, we received a Civil Investigative Demand issued by the Attorney General of the State of Texas requesting copies of the same information and any correspondence with the FTC.  We are in the process of complying with the requests and are cooperating with the investigations.  Based on the limited information that we have at this time, we are unable to predict the outcome of the investigations.

For additional information regarding the Oiltanking acquisition, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

General Outlook for 2016

Commercial Outlook

Supply Side Observations
As a result of significant advances in non-conventional drilling and production technology, North American reserves and production of hydrocarbons, primarily from shale resource basins such as the Eagle Ford in South Texas, the Permian Basin in West Texas and the Appalachia Basin in the Northeast U.S., increased substantially in recent years.  The increase in U.S. hydrocarbon supplies led to a reduction in imports of crude oil, NGLs, refined products and natural gas into the U.S.  Conversely, this trend has resulted in significant increases in hydrocarbon exports from the U.S., particularly of refined products and LPGs.  In light of a weaker global economic outlook (especially for Europe and China) and in the face of increasing production from North America and certain countries in the Middle East and Africa, global production and inventories of hydrocarbons (particularly crude oil) began to exceed demand in 2014. In response to the growing supplies, beginning in November 2014, the Organization of Petroleum Exporting Countries, or OPEC, opted to defend its market share by maintaining (and in some cases increasing) its crude oil production levels.  The result has been a dramatic decline in global crude oil prices from an average of approximately $93 per barrel in 2014 to $49 per barrel in 2015, as measured by the price of West Texas Intermediate ("WTI").   As a result of excess domestic supplies, natural gas prices also experienced a significant year-to-year decline from an average of approximately $4.43 per MMBtu in 2014 to $2.67 per MMBtu in 2015, as measured at Henry Hub.  In response to lower energy commodity prices, domestic producers began to reduce their drilling activity in 2015; however, because of the lagging effect of production to drilling activity, average crude oil production for 2015 is estimated to have increased by approximately 700 MBPD when compared to 2014.

WTI prices declined further in January 2016, averaging $32 per barrel.  In early February 2016, the International Energy Agency ("IEA") reported that crude oil inventories in developed nations increased counter-seasonally in December 2015 by 7.6 MMBbls to 3 billion barrels, which is approximately 350 MMBbls above average.  The IEA recently estimated that global crude oil supplies for the first half of 2016 may exceed demand by approximately 1.5 MMBPD.  In reaction to this period of low energy prices and high inventories, the debt ratings agencies Moody's Investor Service ("Moody's") and Standard & Poor's ("Standard & Poor's) announced downgrades and/or negative credit outlooks for many oil and gas producers, oilfield service companies and midstream companies.  In January 2016, Moody's placed 120 energy companies on review for a possible downgrade as Moody's saw substantial risk that crude oil prices may recover much more slowly over the medium term than many companies expect, as well as a risk that prices might fall further.  We have not been included in any of these actions and changes in outlooks.

Many producers have announced additional reductions in drilling activity in 2016 to preserve their cash flow, financial position and liquidity.  At the beginning of February 2016, the U.S. oil and gas rig count as measured by Baker Hughes dropped to 571 rigs, the lowest level since June 1999. Per Baker Hughes, rig counts in substantially all of the major shale and non-conventional basins are either at new near term lows or matching previous lows.  While the rate of hydrocarbon production growth has slowed due to low prices, the domestic crude oil and natural gas industry has been able to significantly reduce drilling and completion costs through continued improvements in technology and more efficient processes, including focusing on only the best drilling locations.   Most forecasters predict that production of oil and gas in the U.S. could decline in the range of 5% to 10% during 2016, but, in general, we do not expect drastic reductions in overall U.S production levels in 2016 in spite of the low price environment.  However, certain regions such as the Eagle Ford, Bakken and Mid-Continent areas may see crude oil and condensate production declines of 10% to 20% in 2016.  With respect to natural gas, certain regions such as the Barnett, Fayetteville, Mid-Continent, Haynesville, Rockies and Eagle Ford areas may experience production declines from 5% to 15%.  As a result, we expect certain of our assets in the Eagle Ford, Rockies and Haynesville areas to be impacted by lower volumes in 2016.

Due to lower global energy prices, indications are that plans for longer lead time, capital intensive projects are being delayed or in many instances cancelled as exploration and production companies shift their focus to shorter lead time and less risky projects.  We believe that U.S. shale resource basins favor this low risk, short lead time production profile, and that U.S. shale producers will continue to play an increasing role in both domestic and global markets as markets begin to stabilize because of their cost competitiveness, lower capital commitments before production and flexibility.  These attributes lead certain energy experts to believe U.S. shale production is now the world's swing crude oil supply that would influence global crude oil prices at the margin and keep prices range bound.

Long-term, we believe that production basins located closest to prime markets such as the U.S. Gulf Coast petrochemical and refining complex (e.g., the Eagle Ford Shale and Permian Basin regions) will continue to be preferred by producers due to more favorable economics as compared to other more distant areas (mostly due to reduced transportation costs).

In contrast to the negative impacts on energy producers, lower energy commodity prices have led to an increase in energy consumption by individual consumers, particularly for gasoline, and by energy intensive industries (e.g., steel manufacturing and petrochemicals) as lower energy and feedstock costs reduce the operating costs for such businesses and in some instances make them more globally competitive.  We believe that an increase in demand for crude oil, natural gas and NGLs from these types of industries, along with other positive consumer-driven demand responses to the lower prices, may begin to balance crude oil supply and demand fundamentals by the end of 2016.  Regardless of such market dynamics, almost all of the major assets we have under construction or have recently completed, whether supply or demand oriented, are supported by long-term fee-based commitments from producers, shippers and/or end-use customers.  For additional information regarding our recent significant projects, see "Significant Recent Developments" within this Part II, Item 7.

Demand Side Opportunities
In recent years, natural gas and NGLs developed a feedstock price advantage over more costly crude oil derivatives (such as naphtha).  In general, we expect this trend to continue due to: (i) ongoing production from domestic shale resource plays and efforts by producers to lower associated drilling costs; (ii) anticipated long-term increases in demand for crude oil by developing economies; and (iii) geopolitical risks in many areas of the world that are major exporters of crude oil, which may cause unexpected crude oil price increases.  This price advantage lends itself to a variety of demand-side opportunities, including higher demand from the U.S. petrochemical industry and increased exports of various hydrocarbons (e.g., LPG, ethane and crude oil).

Energy consumers in the industrial manufacturing and power generation sectors are continuing to adjust their feedstock and asset portfolios to consume increasing amounts of natural gas and NGLs in their operations.  We believe the trend in the feedstock price advantage of domestically-produced NGLs and their abundance has led to a long-term fundamental change in feedstock selection by the U.S. petrochemical industry, which is the largest consumer of domestic NGLs.  Since NGLs typically trade at a significant discount compared to crude oil, using NGLs as a feedstock generally provides a substantial cost advantage for U.S. petrochemical companies when compared to using naphtha, whose price is closely linked to crude oil prices.  In order to capitalize on this cost advantage, U.S. petrochemical companies have maximized their consumption of domestic NGLs.  Many of these companies have also announced plans to invest billions of dollars to construct NGL feedstock-oriented, world-scale ethylene plants on the Gulf Coast.  For example:

▪	Chevron Phillips Chemical Co. announced in December 2011 that it expects to build a 1.5 million metric tons per year ethylene plant in Cedar Bayou, Texas by 2017;

▪	Formosa Plastics Corp. USA announced in March 2012 that it expects to build an 800 thousand metric tons per year ethylene plant along the U.S. Gulf Coast by 2016/2017;

▪	The Dow Chemical Company announced in April 2012 that it expects to build a 1.5 million metric tons per year ethylene plant along the U.S. Gulf Coast by 2017;

▪	Sasol Ltd. announced in October 2014 that it had reached final approval to build a 1.5 million metric ton per year ethylene and derivatives plant in Lake Charles, Louisiana, expected to be completed by 2017;

▪	Axiall Corporation and Lotte Chemical Corporation announced in December 2015 that they have finalized joint-venture arrangements to construct an ethane cracker in Lake Charles, Louisiana with expected completion in early 2019; and

▪	numerous other petrochemical companies have announced significant expansions and or conversions to ethane at existing facilities.

Almost all of these ethylene plants and the ethylene industry's major expansions are in close proximity to our existing or planned assets, including our recently completed Aegis Ethane Pipeline.

Based on industry publications, domestic production of ethylene in 2015 was estimated to be 155 million pounds per day compared to 146 million pounds per day in 2014.  Ethane is the most widely used feedstock by the U.S. petrochemical industry in the production of ethylene. As a result, ethane consumption by domestic petrochemical companies has, at times, been in excess of 1.1 MMBPD.  We believe the U.S. ethylene industry could consume approximately 200 MBPD of additional ethane feedstocks over the next few years through modifications, debottlenecking and expansions at existing facilities.  In addition, we believe that announced new petrochemical plant construction projects, including those noted in the preceding paragraph, could consume well over 900 MBPD of additional ethane feedstocks when completed.  However, ethane production capacity continues to be significantly in excess of the ethylene industry's ability to consume ethane, resulting in significant volumes of ethane not being extracted from the natural gas stream by producers and natural gas processors in an effort to balance ethane supply to demand. In the absence of additional near-term demand growth or a significant drop in production, we expect ethane to remain oversupplied.  This oversupply could lower the value of our equity NGL production and reduce the volumes that would otherwise be handled by our downstream NGL fractionators and pipelines.

U.S. exports of fully refrigerated LPG continue to increase as a result of ample domestic production, increased export capacity and competitive, transparent pricing when compared to international markets. Overall, U.S. propane waterborne exports increased from approximately 390 MBPD in 2014 to 615 MBPD in 2015.  Markets in Central and South America have been the major source of new demand for U.S. LPG exports; however, volumes are also being transported to Northwest Europe and the Far East.  LPG exports from the U.S. Gulf Coast to Central and South America are expected to increase in the future as these economies continue to develop.  Furthermore, we expect that increased volumes of Gulf Coast-sourced LPGs will be exported in the coming years to Asian markets due to growth of these economies and completion of the Panama Canal expansion, which is anticipated in 2016.  In anticipation of the aforementioned growth in LPG exports, we recently completed the final phase of an expansion project at our Houston Ship Channel LPG Export Terminal that increased its loading rate for LPG (nameplate capacity) to approximately 27,500 barrels per hour.

In addition to LPG, we expect that exports of domestically produced ethane will increase in the coming years.  We estimate that U.S. ethane production capacity currently exceeds U.S. demand by 500 MBPD to 600 MBPD and could exceed demand by up to 700 MBPD by 2020, after considering the estimated incremental demand from new third party ethylene facilities that have been announced for the Gulf Coast.  Our Houston Ship Channel ethane export facility, which we expect to place into service in the third quarter of 2016, will provide producers with access to international markets for domestically-produced ethane, and will assist U.S. producers in increasing (or maintaining) their associated production of natural gas, condensate and crude oil.  When completed, our ethane export facility is expected to have an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour and will be integrated with our Mont Belvieu NGL fractionation and storage complex.  Up to now, U.S. ethane exports were generally limited to petrochemical customers in Canada that could receive volumes by pipeline.

We believe that as U.S. supply and demand for natural gas and ethane becomes more balanced through exports and incremental demand from ethylene facilities that natural gas and ethane prices will stabilize and increase.  Supply basins with dry natural gas and some of the lowest development costs in the U.S. such as the Haynesville/Bossier, Barnett, Fayetteville, Piceance and Jonah/Pinedale shales could experience an increase in drilling activity to maintain, and potentially increase, their future production levels.  The Haynesville resource basin is an excellent example of a dry gas area that could experience substantial increase in drilling activity as liquefied natural gas exports and industrial demand from the U.S. Gulf Coast increase over the next few years.

In December 2015, the U.S. government completely lifted its ban on exporting domestically produced crude oil, and we believe that this should be beneficial to the domestic crude oil and natural gas industry in general and to us in particular.  Our assets are strategically located on the U.S. Gulf Coast where we could see simultaneous imports and exports of various grades of crude oil as refineries optimize their crude oil input slate, trading companies import and export different grades of crude oil depending on global and regional supply-demand factors, and producers optimize their production depending on market price signals. With significant crude oil export capabilities at Freeport, Texas City, in the Houston Ship Channel and at Beaumont, Texas, lifting of the export ban should have a beneficial impact on our crude oil pipeline, storage and dock assets (without any significant expenditure).  However, this outlook could be muted if there is a prolonged reduction in domestic crude oil drilling and production, or if overseas crude markets become significantly discounted compared to the U.S. Gulf Coast for an extended period.

Liquidity Outlook
Debt and equity prices for the energy sector, including those companies with investment grade credit ratings, has decreased significantly since mid-2014.  This has generally impacted both the cost of capital and access to capital.  Throughout 2015, the corporate debt and equity capital markets were accessible to us, along with adequate credit availability from banks.  At December 31, 2015, we had $4.4 billion of consolidated liquidity, which was comprised of $4.38 billion of available borrowing capacity under EPO's revolving credit facilities and $19.0 million of unrestricted cash on hand.  Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations, access to capital markets and access to bank capital to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

In February 2016, we repaid EPO's $750 million Senior Notes AA using available cash, borrowings under our Multi-Year Revolving Credit Facility and proceeds from the issuance of short-term notes under our commercial paper program. We do not have any other senior note obligations maturing in 2016.  Our next maturing series of senior notes (in the aggregate principal amount of $800 million) are due in September 2017.

The U.S. government is expected to continue to run substantial annual budget deficits in the coming years that will require a corresponding issuance of debt by the U.S. Treasury.  The interest rate on U.S. Treasury debt has a direct impact on the cost of our debt.  At this time, we are uncertain what impact the expected large issuances of U.S. Treasury debt and the prevailing economic and capital market conditions during these future periods will have on the cost and availability of capital, and we have not executed any forward starting interest rate swaps to hedge a portion of our expected future debt issuances in connection with the refinancing of debt.  We continue to monitor and evaluate the condition of the capital markets and our interest rate risk with respect to funding our capital spending program and refinancing upcoming maturities.

Results of Operations

Summarized Consolidated Income Statement Data
The following table summarizes the key components of our results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
Revenues	$27,027.9	$47,951.2	$47,727.0
Costs and expenses:
Operating costs and expenses:
Cost of sales	19,612.9	40,464.1	40,770.2
Other operating costs and expenses	2,449.4	2,541.8	2,310.4
Depreciation, amortization and accretion expenses	1,428.2	1,282.7	1,148.9
Net losses (gains) attributable to asset sales and insurance recoveries	15.6	(102.1)	(83.4)
Non-cash asset impairment charges	162.6	34.0	92.6
Total operating costs and expenses	23,668.7	44,220.5	44,238.7
General and administrative costs	192.6	214.5	188.3
Total costs and expenses	23,861.3	44,435.0	44,427.0
Equity in income of unconsolidated affiliates	373.6	259.5	167.3
Operating income	3,540.2	3,775.7	3,467.3
Interest expense	(961.8)	(921.0)	(802.5)
Change in fair value of Liquidity Option Agreement	(25.4)	--	--
Other, net	2.9	1.9	(0.2)
Benefit from (provision for) income taxes	2.5	(23.1)	(57.5)
Net income	2,558.4	2,833.5	2,607.1
Net income attributable to noncontrolling interests	(37.2)	(46.1)	(10.2)
Net income attributable to limited partners	$2,521.2	$2,787.4	$2,596.9

Consolidated Revenues
The following table presents each business segment's contribution to revenues (net of eliminations) for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services:
Sales of NGLs and related products	$8,044.8	$15,460.1	$15,916.0
Midstream services	1,743.2	1,629.7	1,204.2
Total	9,788.0	17,089.8	17,120.2
Crude Oil Pipelines & Services:
Sales of crude oil	9,732.9	19,783.9	20,371.3
Midstream services	573.0	400.4	279.1
Total	10,305.9	20,184.3	20,650.4
Natural Gas Pipelines & Services:
Sales of natural gas	1,722.6	3,181.7	2,571.6
Midstream services	1,020.7	1,022.1	966.9
Total	2,743.3	4,203.8	3,538.5
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	3,333.5	5,575.5	5,568.8
Midstream services	778.4	741.0	689.7
Total	4,111.9	6,316.5	6,258.5
Offshore Pipelines & Services:
Sales of natural gas	--	0.3	0.5
Sales of crude oil	3.2	8.6	5.7
Midstream services	75.6	147.9	153.2
Total	78.8	156.8	159.4
Total consolidated revenues	$27,027.9	$47,951.2	$47,727.0

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2015 was Shell Oil Company and its affiliates (collectively, "Shell"), which accounted for 7.4% of our consolidated revenues.  The following table presents our consolidated revenues from Shell by business segment for the year ended December 31, 2015 (dollars in millions):

NGL Pipelines & Services	$400.4
Crude Oil Pipelines & Services	1,335.8
Natural Gas Pipelines & Services	48.6
Petrochemical & Refined Products Services	206.5
Offshore Pipelines & Services	8.0
Total	$1,999.3

Selected Energy Commodity Price Data
The following table presents index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

	Natural			Normal		Natural			WTI	LLS
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	PGP,	RGP,	Crude Oil,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)

2013 Averages	$3.65	$0.26	$1.00	$1.39	$1.43	$2.13	$0.69	$0.58	$97.97	$107.34

2014 by quarter:
1st Quarter	$4.95	$0.34	$1.30	$1.39	$1.42	$2.12	$0.73	$0.61	$98.68	$104.43
2nd Quarter	$4.68	$0.29	$1.06	$1.25	$1.30	$2.21	$0.70	$0.57	$102.99	$105.55
3rd Quarter	$4.07	$0.24	$1.04	$1.25	$1.28	$2.11	$0.71	$0.58	$97.21	$100.94
4th Quarter	$4.04	$0.21	$0.76	$0.98	$0.99	$1.49	$0.69	$0.52	$73.15	$76.08
2014 Averages	$4.43	$0.27	$1.04	$1.22	$1.25	$1.98	$0.71	$0.57	$93.01	$96.75

2015 by quarter:
1st Quarter	$2.99	$0.19	$0.53	$0.68	$0.68	$1.10	$0.50	$0.37	$48.63	$52.83
2nd Quarter	$2.65	$0.18	$0.46	$0.59	$0.60	$1.26	$0.42	$0.29	$57.94	$62.97
3rd Quarter	$2.77	$0.19	$0.40	$0.55	$0.55	$0.98	$0.33	$0.21	$46.43	$50.17
4th Quarter	$2.27	$0.18	$0.42	$0.60	$0.61	$0.97	$0.31	$0.18	$42.18	$43.54
2015 Averages	$2.67	$0.18	$0.45	$0.61	$0.61	$1.08	$0.39	$0.26	$48.80	$52.38

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

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  Crude oil, natural gas and NGL prices have been depressed since the fourth quarter of 2014 primarily due to an oversupply of these commodities on world markets.  The weighted-average indicative market price for NGLs was $0.49 per gallon in 2015 versus $0.97 per gallon in 2014 and $1.02 per gallon in 2013.

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

Comparison of 2015 with 2014

Revenues
Total revenues for 2015 decreased $20.92 billion when compared to total revenues for 2014.  Revenues from the marketing of crude oil and natural gas decreased $11.52 billion year-to-year primarily due to lower sales prices, which accounted for a $10.43 billion decrease, and lower sales volumes, which accounted for an additional $1.09 billion decrease.  Revenues from the marketing of NGLs and refined products decreased a net $8.13 billion year-to-year primarily due to lower sales prices, which accounted for an $8.81 billion decrease, partially offset by higher sales volumes, which accounted for a $680.8 million increase.  Revenues from the marketing of petrochemicals, octane additives and high purity isobutylene ("HPIB") decreased $1.49 billion year-to-year attributable to lower sales prices.

Revenues from midstream services increased a net $249.8 million year-to-year primarily due to the ongoing expansion of our operations.  Revenues increased $163.4 million year-to-year due to the timing of our acquisition of Oiltanking.  Revenues for 2015 include $117.8 million from assets we acquired in connection with the EFS Midstream acquisition.  Revenues decreased $72.6 million year-to-year primarily due to the sale of our Offshore Business in July 2015.  The remaining $41.2 million year-to-year increase in revenues is primarily due to recently completed assets such as the ATEX pipeline, portions of Aegis and expanded crude oil storage capacity at our ECHO terminal.

Operating costs and expenses
Total operating costs and expenses for 2015 decreased $20.55 billion when compared to total operating costs and expenses for 2014.  The cost of sales associated with our marketing of crude oil and natural gas decreased $11.05 billion year-to-year primarily due to lower purchase prices, which accounted for a $10.02 billion decrease, and lower sales volumes, which accounted for an additional $1.03 billion decrease.  The cost of sales associated with our marketing of NGLs and refined products decreased a net $8.13 billion year-to-year primarily due to lower purchase prices, which accounted for an $8.78 billion decrease, partially offset by higher sales volumes, which accounted for a $651.3 million increase.  The cost of sales associated with our marketing of petrochemicals, octane additives and HPIB decreased $1.64 billion year-to-year attributable to lower purchase prices.

Other operating costs and expenses decreased a net $92.4 million year-to-year due in part to (i) lower fuel costs, which accounted for a $73.9 million decrease, (ii) a producer settlement involving our San Juan Gathering System in 2014, which accounted for an $18.0 million decrease and (iii) the sale of our Offshore Business in July 2015, which primarily accounted for an additional $25.2 million year-to-year decrease. These decreases were partially offset by the addition of $49.3 million in operating costs attributable to the timing of the Oiltanking acquisition and assets we acquired in the EFS Midstream acquisition.

Depreciation, amortization and accretion expenses in operating costs and expenses increased $145.5 million in 2015 when compared to 2014 primarily due to the Oiltanking and EFS Midstream acquisitions, which collectively accounted for $115.7 million of the year-to-year increase.  Accretion expense for 2015 includes $39.5 million recognized for certain asset retirement obligations of our former Offshore Business. For information regarding our asset retirement obligations, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

We recorded net losses within operating costs and expenses of $15.6 million attributable to asset sales and insurance recoveries in 2015 compared to net gains of $102.1 million in 2014.  In 2015, we recognized a $12.3 million loss attributable to our sale of the Offshore Business.  In 2014, we recognized $95.0 million of gains attributable to the receipt of nonrefundable cash insurance proceeds. These proceeds were attributable to property damage claims we filed in connection with the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.

Operating costs and expenses also include $162.6 million and $34.0 million of non-cash asset impairment charges for the years ended December 31, 2015 and 2014, respectively.  We recorded a $54.8 million non-cash asset impairment charge for 2015 in connection with the sale of our Offshore Business.  The remainder of our non-cash asset impairment charges for 2015 primarily relate to natural gas processing assets in southern Louisiana, certain marine vessels and the abandonment of certain crude oil and natural gas pipeline assets in Texas.

General and administrative costs
General and administrative costs for 2015 decreased $21.9 million when compared to 2014 primarily due to lower employee compensation costs, which accounted for a $14.8 million decrease.  In addition, general and administrative costs for 2014 included $3.8 million of transaction costs associated with Step 1 of the Oiltanking acquisition and $4.7 million of expense for the settlement of litigation associated with our merger in 2010 with Enterprise GP Holdings L.P.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates increased $114.1 million in 2015 when compared to 2014 primarily due to increased earnings from our investments in crude oil and NGL pipeline joint ventures.

Interest expense
Interest expense for 2015 increased $40.8 million when compared to 2014.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014
Interest charged on debt principal outstanding	$1,063.4	$969.1
Impact of interest rate hedging program, including related amortization	15.4	9.4
Interest cost capitalized in connection with construction projects (1)	(149.1)	(77.9)
Other (2)	32.1	20.4
Total	$961.8	$921.0

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

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $94.3 million year-to-year primarily due to increased debt principal amounts outstanding during 2015, which accounted for a $157.6 million increase, partially offset by the effect of lower overall interest rates in 2015, which accounted for a $63.3 million decrease.  Our weighted-average debt principal balance for 2015 was $22.24 billion compared to $18.96 billion during 2014.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see "Liquidity and Capital Resources" within this Part II, Item 7.

Change in fair value of Liquidity Option Agreement
Results for 2015 include $25.4 million of expense we recorded to recognize changes in the fair value of the Liquidity Option Agreement.  For information regarding the Liquidity Option Agreement, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes
We recognized an overall income tax benefit of $2.5 million for 2015 compared to a provision for income taxes of $23.1 million for 2014.  This year-to-year change is primarily due to our accruals for state tax obligations under the Revised Texas Franchise Tax ("Texas Margin Tax").  In June 2015, the State of Texas enacted certain changes to the Texas Margin Tax, which lowered the tax rate.

Noncontrolling interests
Net income attributable to noncontrolling interests decreased $8.9 million in 2015 when compared to 2014 primarily due to the inclusion of noncontrolling interests in Oiltanking from October 1, 2014 to February 13, 2015, which is the date we completed the Oiltanking acquisition.

Comparison of 2014 with 2013

Revenues
Total revenues for 2014 increased $224.2 million when compared to total revenues for 2013.  Revenues from the marketing of natural gas increased $609.9 million year-to-year primarily due to higher sales prices, which accounted for a $534.7 million increase.  Revenues from the marketing of refined products increased a net $435.7 million year-to-year primarily due to higher sales prices, which accounted for a $502.5 million increase, partially offset by lower sales volumes, which accounted for a $66.8 million decrease.  Revenues from the marketing of crude oil decreased a net $584.5 million year-to-year primarily due to lower sales prices, which accounted for a $4.59 billion decrease, partially offset by higher sales volumes, which accounted for a $4.01 billion increase.  Revenues from the marketing of NGLs decreased $455.9 million year-to-year primarily due to lower sales prices, which accounted for a $254.8 million decrease, and lower sales volumes, which accounted for an additional $201.1 million decrease.  Collectively, revenues from the marketing of octane additives and HPIB decreased $434.0 million year-to-year primarily due to lower sales volumes, which in turn were attributable to lower production volumes caused by unscheduled plant maintenance outages.

Revenues from midstream services increased $648.0 million year-to-year primarily due to the ongoing expansion of our operations. Recently completed assets such as the ATEX pipeline and the Rocky Mountain expansion of our Mid-America Pipeline System as well as certain assets in the Eagle Ford Shale and at our Mont Belvieu complex contributed approximately $400 million of this increase.  Also, our consolidated revenues for the fourth quarter of 2014 included $57.5 million from Oiltanking's operations.  On October 1, 2014, we acquired a controlling financial interest in Oiltanking; therefore, we began consolidating the financial results of Oiltanking on this date.  For additional information regarding the Oiltanking acquisition, see "Significant Recent Developments" within this Part II, Item 7.

Operating costs and expenses
Total operating costs and expenses for 2014 decreased $18.2 million when compared to total operating costs and expenses for 2013.  The cost of sales associated with our marketing of natural gas increased $343.5 million year-to-year primarily due to higher purchase prices, which accounted for a $283.8 million increase.  Cost of sales associated with our marketing of refined products increased a net $400.4 million year-to-year primarily due to higher purchase prices, which accounted for a $469.5 million increase, partially offset by lower sales volumes, which accounted for a $69.1 million decrease.  Cost of sales associated with our marketing of crude oil decreased a net $405.7 million year-to-year primarily due to lower purchase costs, which accounted for a $4.25 billion decrease, partially offset by higher sales volumes, which accounted for a $3.84 billion increase.  The cost of sales associated with our marketing of NGLs decreased $383.7 million year-to-year primarily due to lower sales volumes, which accounted for a $255.3 million decrease, and lower purchase costs, which accounted for an additional $128.4 million decrease.  Collectively, the cost of sales associated with our marketing of octane additives and HPIB decreased $261.7 million year-to-year primarily due to lower purchase costs, which accounted for a $160.9 million decrease, and lower sales volumes, which accounted for an additional $100.8 million decrease.

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

Depreciation, amortization and accretion expenses in operating costs and expenses increased $133.8 million in 2014 when compared to 2013 primarily due to recently constructed assets being placed into service.   Depreciation and amortization expense for 2014 also included $25.0 million attributable to Oiltanking for the fourth quarter of 2014.

We recorded net gains within operating costs and expenses of $102.1 million attributable to asset sales and insurance recoveries in 2014 compared to $83.4 million in 2013. In 2014, we recognized $95.0 million of gains attributable to the receipt of nonrefundable cash insurance proceeds related to our West Storage property damage claims compared to $15.0 million of such gains in 2013.  In March 2013, we sold the Stratton Ridge-to-Mont Belvieu segment of the Seminole Pipeline, along with a related storage cavern, and recognized a $52.5 million gain on the sale.

General and administrative costs
General and administrative costs for 2014 increased $26.2 million when compared to 2013 primarily due to higher employee compensation costs, which accounted for $17.3 million of the increase, transaction costs of $3.8 million associated with Step 1 of the Oiltanking acquisition, and $4.7 million of expense for the settlement of litigation.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates increased $92.2 million in 2014 when compared to 2013 primarily due to increased earnings from our investments in crude oil pipeline joint ventures.

Interest expense
Interest expense for 2014 increased $118.5 million when compared to 2013.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2014	2013
Interest charged on debt principal outstanding	$969.1	$911.7
Impact of interest rate hedging program, including related amortization	9.4	3.3
Interest cost capitalized in connection with construction projects	(77.9)	(133.0)
Other	20.4	20.5
Total	$921.0	$802.5

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

Income taxes
Provision for income taxes decreased $34.4 million in 2014 when compared to 2013 primarily due to changes in our accruals for state tax obligations under the Texas Margin Tax.  For additional information regarding our income taxes, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Noncontrolling interests
Net income attributable to noncontrolling interests increased $35.9 million in 2014 when compared to 2013 primarily due to increased earnings from the underlying joint ventures and the inclusion of noncontrolling interests in Oiltanking effective October 1, 2014.

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

The following table presents gross operating margin by segment for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services	$2,771.6	$2,877.7	$2,514.4
Crude Oil Pipelines & Services	961.9	762.5	742.7
Natural Gas Pipelines & Services	782.6	803.3	789.0
Petrochemical & Refined Products Services	718.5	681.0	625.9
Offshore Pipelines & Services	97.5	162.0	146.1
Total	$5,332.1	$5,286.5	$4,818.1

The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.  See "Other Items – Non-GAAP Reconciliations" within this Part II, Item 7 for reconciliations of gross operating margin to operating income for each period presented.

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

NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2015	2014	2013
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$895.0	$1,162.0	$1,165.4
NGL pipelines, storage and terminals	1,380.9	1,145.7	900.0
NGL fractionation	495.7	570.0	449.0
Total	$2,771.6	$2,877.7	$2,514.4
Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	2,700	2,634	2,541
NGL marine terminal volumes (MBPD)	302	258	246
NGL fractionation volumes (MBPD)	826	824	726
Equity NGL production (MBPD) (1)	133	116	126
Fee-based natural gas processing (MMcf/d) (2)	4,905	4,786	4,612

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities

Comparison of 2015 with 2014
Gross operating margin from natural gas processing and related NGL marketing activities for 2015 decreased $267.0 million when compared to 2014.  Gross operating margin from our natural gas processing plants decreased $243.0 million year-to-year primarily due to lower processing margins.  In addition, gross operating margin from our NGL marketing activities for 2015 decreased a net $24.0 million when compared to 2014 primarily due to lower sales margins, which accounted for a $167.4 million decrease, partially offset by a $152.0 million increase due to higher sales volumes. During 2015, a higher percentage of volume in the LPG export business was associated with long-term, fee-based marketing contracts rather than spot business, which is typically contracted at higher margins and was prevalent in 2014.

Comparison of 2014 with 2013
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

Gross operating margin from our Meeker natural gas processing plant decreased a net $38.0 million year-to-year primarily due to (i) lower processing margins, which accounted for a $19.8 million decrease, (ii) lower equity NGL production volumes of 15 MBPD, which accounted for a $21.9 million decrease, (iii) lower fee based processing volumes of 160 MMcf/d, which accounted for a $9.9 million decrease, partially offset by (iv) higher processing fees, which accounted for a $12.3 million increase.  Gross operating margin from our natural gas processing plants in southern Louisiana decreased a net $14.3 million year-to-year primarily due (i) to lower processing margins, which accounted for a $23.6 million decrease, and (ii) lower processing fees, which accounted for a $6.9 million decrease, partially offset by (iii) higher equity NGL production of 7 MBPD, which accounted for an $18.4 million increase.  Gross operating margin from our Chaco gas plant decreased $12.1 million year-to-year primarily due to lower processing margins, which accounted for a $5.7 million decrease, and higher operating expenses of $8.4 million associated with plant maintenance projects.

NGL pipelines, storage and terminals

Comparison of 2015 with 2014
Gross operating margin from NGL pipelines, storage and terminal assets for 2015 increased $235.2 million when compared to 2014.  Gross operating margin from the Chaparral Pipeline, Mid-America Pipeline System, Seminole Pipeline and related terminals increased $63.2 million in 2015 when compared to 2014.  Higher transportation tariffs and other fees, which accounted for a $66.2 million year-to-year increase in gross operating margin, and a $41.1 million year-to-year decrease in operating expenses were partially offset by a $44.1 million decrease in gross operating margin attributable to lower transportation volumes.  Transportation volumes on these three pipelines for 2015 decreased a combined 76 MBPD due in part to lower recoveries of ethane when compared to 2014.  Lower recoveries of ethane at upstream natural gas processing plants served by these pipelines resulted in lower volumes of ethane available for transportation.

Gross operating margin from our investments in the Front Range Pipeline, Texas Express Pipeline and Texas Express Gathering System for 2015 increased $17.8 million primarily due to a combined 28 MBPD increase in transportation volumes (net to our interest) when compared to 2014.  Gross operating margin from our ATEX and Aegis pipelines increased $18.6 million year-to-year primarily due to a combined 37 MBPD increase in transportation volumes.  Gross operating margin from our South Texas NGL Pipeline System increased $26.5 million year-to-year primarily due to higher transportation volumes of 39 MBPD.  Lastly, gross operating margin from our NGL pipelines and related storage assets increased $14.1 million year-to-year as a result of net operational measurement losses during 2014 that did not reoccur in 2015.

Gross operating margin from our Houston Ship Channel marine terminal and related pipeline increased $78.6 million year-to-year primarily due to (i) increased fee revenues of $41.9 million earned in 2015 when compared to 2014 due to the timing of our acquisition of Oiltanking and (ii) $36.7 million due to higher year-to-year marine terminal and pipeline transportation volumes of 47 MBPD and 60 MBPD, respectively.   The Houston Ship Channel LPG export terminal continues to earn margin sharing and other fees from our NGL marketing group as it did prior to the Oiltanking acquisition in October 2014.  Prior to our acquisition of the terminal, these fees were paid to Oiltanking.   Following the acquisition, these fees are charged to our NGL marketing group using intercompany agreements and are reflected in gross operating margin; however, the intercompany amounts are eliminated in the preparation of our consolidated financial statements.  With respect to the $41.9 million year-to-year increase, gross operating margin from this terminal for 2015 reflects a full year of these intercompany fees compared to one quarter in 2014.

Comparison of 2014 with 2013
Gross operating margin from NGL pipelines, storage and terminal assets for 2014 increased $245.7 million when compared to 2013.  ATEX, which commenced operations in January 2014, contributed $135.6 million of gross operating margin in 2014 and 53 MBPD of transportation volumes.  ATEX transports ethane primarily southbound from NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu storage complex.  The ethane extracted by these fractionation facilities originates from the Marcellus and Utica Shale production areas. Gross operating margin for ATEX for 2014 includes $55.2 million of transportation revenues associated with shipper make-up rights that are deferred under GAAP and not reflected in our consolidated revenues.  For additional information regarding the inclusion of deferred revenues in gross operating margin, see "Other Items – Non-GAAP Reconciliations – Gross Operating Margin" within this Part II, Item 7.

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

Gross operating margin from our Houston Ship Channel LPG export marine terminal for the fourth quarter of 2014 includes $19.3 million of intercompany fees earned from providing loading and other services to our NGL marketing group.

NGL fractionation

Comparison of 2015 with 2014
Gross operating margin from NGL fractionation for 2015 decreased $74.3 million when compared to 2014.  Gross operating margin from our Mont Belvieu NGL fractionators decreased $62.8 million year-to-year primarily due to lower product blending and other fee revenues as a result of lower commodity prices in 2015.  Gross operating margin from our Norco NGL fractionator in Louisiana decreased a net $6.0 million year-to-year primarily due to lower revenues from product blending and percent-of-liquids contracts attributable to lower energy commodity prices, which accounted for a $13.4 million year-to-year decrease, partially offset by an $8.9 million increase due to higher fractionation volumes of 13 MBPD.  Gross operating margin from our Hobbs NGL fractionator in Gaines County, Texas decreased $5.1 million year-to-year primarily due to lower fractionation volumes of 8 MBPD.

Comparison of 2014 with 2013
Gross operating margin from NGL fractionation for 2014 increased $121.0 million when compared to 2013 primarily due to higher fractionation volumes and fees at our Mont Belvieu complex.  NGL fractionation volumes at our Mont Belvieu complex increased 108 MBPD year-to-year (net to our ownership interest), which resulted in a $113.2 million year-to-year increase in gross operating margin after taking into account associated operating costs.  Higher average fractionation and other fees at our Mont Belvieu NGL fractionators accounted for an additional $22.8 million year-to-year increase in gross operating margin.  The year-to-year increase in volumes at our Mont Belvieu NGL fractionators is primarily due to an increase in the production of mixed NGLs from domestic shale plays such as the Eagle Ford and other producing regions such as the Rocky Mountains.

Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2015	2014	2013
Segment gross operating margin	$961.9	$762.5	$742.7
Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,474	1,278	1,175
Crude oil marine terminal volumes (MBPD)	557	691	210
Comparison of 2015 with 2014
Gross operating margin from our Crude Oil Pipelines & Services segment for 2015 increased $199.4 million when compared to 2014.  Gross operating margin from providing crude oil terminaling services at our Houston Ship Channel facility increased $99.7 million year-to-year primarily due to the timing of the Oiltanking acquisition (gross operating margin from this crude oil terminal for 2015 reflects a full year of operations versus one quarter for 2014).  The EFS Midstream system contributed $91.1 million of gross operating margin to our 2015 results along with 65 MBPD of throughput volumes.  In addition, gross operating margin from our ECHO terminal in Houston, Texas increased $11.8 million year-to-year due to our completion of an expansion project at this facility during 2015.

Gross operating margin from our equity investment in the Seaway Pipeline increased $76.1 million year-to-year primarily due to contributions from the Seaway Loop.  Seaway's transportation volumes increased a net 97 MBPD year-to-year (net to our interest) primarily due to an increase in long-haul volumes.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline System increased $18.5 million year-to-year primarily due to a 50 MBPD increase in pipeline transportation volumes (net to our interest).   Gross operating margin from our West Texas System increased $11.6 million year-to-year primarily due to a 22 MBPD increase in pipeline transportation volumes during 2015.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $56.5 million year-to-year primarily due to a $45.7 million decrease from the sale of excess crude oil volumes obtained through pipeline tariff allowances and a 15 MBPD decrease in volumes, which accounted for an additional $14.0 million decrease.   The decrease in gross operating margin from the sale of excess crude oil volumes by the pipeline was primarily due to lower crude oil prices year-to-year.

Gross operating margin from our crude oil marketing and related trucking activities decreased $53.0 million year-to-year primarily due to lower crude oil sales margins.

Comparison of 2014 with 2013
Gross operating margin from our Crude Oil Pipelines & Services segment for 2014 increased $19.8 million when compared to 2013. Gross operating margin from our crude oil marketing and related activities decreased $161.1 million year-to-year primarily due to lower sales margins attributable to decreases in regional price spreads for crude oil.  For example, the average indicative price spread between LLS and WTI crude oil was $9.37 per barrel in 2013 compared to $3.74 per barrel in 2014.

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

Gross operating margin from our ECHO storage terminal increased $17.9 million year-to-year primarily due to an increase in net measurement gains of $8.9 million in 2014 when compared to 2013 and higher storage volumes, which accounted for an $8.6 million increase.  Gross operating margin from crude oil terminaling services at our Houston Ship Channel facility was $35.3 million for the fourth quarter of 2014.

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2015	2014	2013
Segment gross operating margin	$782.6	$803.3	$789.0
Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	12,321	12,476	12,936

Comparison of 2015 with 2014
Gross operating margin from our Natural Gas Pipelines & Services segment for 2015 decreased $20.7 million when compared to 2014.

Gross operating margin from our San Juan Gathering System decreased a net $19.2 million year-to-year primarily due to (i) a $19.7 million decrease in gathering fees, which are indexed to natural gas prices, (ii) a $12.2 million decrease in condensate sales primarily due to lower sales prices and (iii) a $3.1 million decrease due to lower gathering volumes.  These decreases were partially offset by an $18.0 million charge recorded in 2014 related to the settlement of a contract dispute with a producer.  Gross operating margin from our Piceance Basin and Haynesville Gathering Systems decreased $17.4 million year-to-year primarily due to lower gathering volumes, which accounted for a $12.0 million decrease, and lower gathering fees, which accounted for an additional $5.9 million decrease.  Producers served by these three gathering systems have curtailed their drilling programs in response to the continued low price of natural gas.  Collectively, natural gas transportation volumes for these three gathering systems decreased 266 BBtus/d year-to-year.  Gross operating margin from our Texas Intrastate System decreased $13.6 million year-to-year primarily due to an increase in maintenance and other operating expenses.

Gross operating margin from our Jonah Gathering System increased a net $20.4 million year-to-year primarily due to higher gathering fees, which accounted for an $11.6 million increase and higher transportation volumes of 84 BBtus/d, which accounted for an additional $8.4 million increase. Gross operating margin from our Carlsbad Gathering System in West Texas and New Mexico increased $6.4 million year-to-year primarily due to higher gathering and other fees, which accounted for a $4.1 million increase, and higher volumes of 47 BBtus/d, which accounted for a $3.5 million increase, partially offset by a $2.1 million increase in maintenance and other expenses. Lastly, gross operating margin from our Acadian Gas System increased $5.6 million year-to-year primarily due to lower operating expenses.

Comparison of 2014 with 2013
Gross operating margin from our Natural Gas Pipelines & Services segment for 2014 increased $14.3 million when compared to 2013. Gross operating margin from our natural gas marketing activities increased $28.1 million year-to-year primarily due to higher sales margins, which includes a $13.6 million increase attributable to unrealized, non-cash mark-to-market losses in 2013 that did not reoccur in 2014.

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

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2015	2014	2013
Segment gross operating margin:
Propylene fractionation and related activities	$189.5	$227.4	$134.7
Butane isomerization and related operations	65.2	75.3	99.2
Octane enhancement and related plant operations	144.3	122.4	154.7
Refined products pipelines and related activities	258.8	186.7	164.6
Marine transportation and other	60.7	69.2	72.7
Total	$718.5	$681.0	$625.9

Selected volumetric data:
Propylene fractionation volumes (MBPD)	71	75	74
Butane isomerization volumes (MBPD)	96	93	94
Standalone DIB processing volumes (MBPD)	79	82	67
Octane additive and related plant production volumes (MBPD)	17	17	20
Pipeline transportation volumes, primarily refined products & petrochemicals (MBPD)	784	758	702
Refined products and petrochemical marine terminal volumes (MBPD)	355	270	5

Propylene fractionation and related activities

Comparison of 2015 with 2014
Gross operating margin from propylene fractionation and related activities decreased $37.9 million for 2015 when compared to 2014.  Gross operating margin from our Mont Belvieu propylene fractionation plants decreased $46.4 million year-to-year.  This decrease was primarily due to (i) a $28.3 million increase in operating expenses primarily for maintenance activities we completed during 2015, (ii) lower propylene sales volumes, which accounted for a $5.0 million decrease, (iii) lower propylene sales margins, which accounted for an additional $3.9 million decrease, and (iv) a $9.2 million decrease primarily due to lower propylene fractionation and other fees.  Gross operating margin from our propylene rail terminal at Mont Belvieu increased $4.4 million for 2015 primarily due to higher fees.  Gross operating margin from the remainder of our propylene fractionation business increased $4.1 million for 2015 when compared to 2014 primarily due to operational measurement losses in 2014 that did not reoccur in 2015.

Comparison of 2014 with 2013
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

Butane isomerization and deisobutanizer operations

Comparison of 2015 with 2014
Gross operating margin from our butane isomerization and deisobutanizer ("DIB") operations decreased $10.1 million for 2015 when compared to 2014.  By-product sales revenues decreased $30.7 million year-to-year primarily due to lower sales prices and isomerization revenues decreased $8.1 million year-to-year primarily due to lower fees.   The decrease in revenues was partially offset by lower maintenance and other operating expenses, which declined $29.4 million year-to-year.

Comparison of 2014 with 2013
Gross operating margin from our butane isomerization and DIB operations decreased an aggregate $23.9 million for 2014 when compared to 2013. The year-to-year decrease is primarily due to higher maintenance costs incurred during 2014, which accounted for a $14.4 million decrease, and lower by-product sales revenues primarily due to lower commodity prices, which accounted for an $11.5 million decrease.

Octane enhancement and HPIB plant operations

Comparison of 2015 with 2014
Gross operating margin from our octane enhancement facility and HPIB plant increased $21.9 million for 2015 when compared to 2014.  The year-to-year increase in gross operating margin is primarily due to higher sales volumes during 2015 when compared to 2014.

Comparison of 2014 with 2013
Gross operating margin from our octane enhancement facility and HPIB plant decreased a net $32.3 million for 2014 when compared to 2013. The year-to-year decrease in gross operating margin is primarily due to an extended period of unscheduled maintenance at the octane enhancement facility during the first quarter of 2014 and reduced operating rates for the remainder of 2014. Production volumes at our octane enhancement facility averaged 15 MBPD in 2014 compared to 18 MBPD in 2013.

Refined products pipelines and related activities

Comparison of 2015 with 2014
Gross operating margin from our refined products pipelines and related marketing activities for 2015 increased $72.1 million when compared to 2014.  Gross operating margin from providing refined products and petrochemical terminaling services at Beaumont and on the Houston Ship Channel increased $60.7 million year-to-year primarily due to the timing of the Oiltanking acquisition, which accounted for $45.1 million of the increase (gross operating margin from the acquired assets for 2015 reflects a full year of operations versus one quarter for 2014).  Gross operating margin from our TE Products Pipeline and related refined products terminals increased $7.9 million year-to-year primarily due to higher tariffs and other fees.  Overall, transportation volumes on the TE Products Pipeline increased a net 30 MBPD year-to-year primarily due to higher refined products and petrochemical transportation volumes.

Comparison of 2014 with 2013
Gross operating margin from our refined products pipelines and related marketing activities for 2014 increased $22.1 million when compared to 2013. Gross operating margin from our TE Products Pipeline and related refined products terminals increased $6.8 million year-to-year primarily due to lower pipeline integrity and other maintenance expenses of $13.1 million and higher transportation tariffs and other fees of $12.2 million, partially offset by a $16.6 million benefit recorded in 2013 related to reductions in a provision for future pipeline capacity obligations on a third party pipeline. Overall, transportation volumes for the TE Products Pipeline increased a net 48 MBPD year-to-year primarily due to higher intrastate shipments of petrochemicals and refined products in southeast Texas, which accounted for a combined 64 MBPD increase, partially offset by lower interstate transportation volumes for refined products and NGLs of 16 MBPD.  Interstate components of the TE Products Pipeline were removed from service during 2013 and repurposed to accommodate the southbound delivery of ethane on our ATEX pipeline, which commenced operations in January 2014.  Equity earnings from our investment in Centennial Pipeline LLC increased $9.3 million year-to-year primarily due to its recognition in 2014 of previously deferred revenues.  Gross operating margin from providing refined products and petrochemical terminaling services in 2014 was $16.3 million, which included $7.4 million attributable to facilities acquired from Oiltanking.  Lastly, gross operating margin from our refined products marketing activities decreased $10.3 million year-to-year primarily due to lower sales margins.

Offshore Pipelines & Services
On July 24, 2015, we completed the sale of our Offshore Business, which primarily consisted of our Offshore Pipelines & Services segment.  The following table presents segment gross operating margin and selected volumetric data for the Offshore Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted).

	For the Year Ended December 31,
	2015	2014	2013
Segment gross operating margin	$97.5	$162.0	$146.1
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	587	627	678
Crude oil transportation volumes (MBPD)	357	330	307
Platform natural gas processing (MMcf/d)	101	145	202
Platform crude oil processing (MBPD)	13	14	16

Amounts presented for the 2015 period are through the closing date of the sale, July 24, 2015.

Liquidity and Capital Resources

At December 31, 2015, we had $4.4 billion of consolidated liquidity, which was comprised of $4.38 billion of available borrowing capacity under EPO's revolving credit facilities and $19.0 million of unrestricted cash on hand. Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.  We have a universal shelf registration statement (the "2013 Shelf") on file with the SEC.  The 2013 Shelf allows Enterprise Products Partners L.P. and EPO (each, on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. The 2013 Shelf will expire in June 2016, at which time we expect to file a replacement universal shelf registration statement.

We also have a registration statement on file with the SEC covering the issuance of up to $1.92 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to this at-the-market ("ATM") equity issuance program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers' transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  After taking into account the aggregate sale price of common units sold under our ATM program through January 31, 2016, we have the capacity to issue additional common units under this program up to an aggregate sales price of $1.64 billion.

Consolidated Debt
The following table presents scheduled maturities of our consolidated debt obligations outstanding at December 31, 2015 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	2016	2017	2018	2019	2020	Thereafter
Commercial Paper Notes	$1,114.1	$1,114.1	$--	$--	$--	$--	$--
Senior Notes	20,150.0	750.0	800.0	1,100.0	1,500.0	1,500.0	14,500.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$22,738.5	$1,864.1	$800.0	$1,100.0	$1,500.0	$1,500.0	$15,974.4

In February 2016, we repaid EPO's $750 million Senior Notes AA using available cash, borrowings under our Multi-Year Revolving Credit Facility and proceeds from the issuance of short-term notes under our commercial paper program.

The following information describes significant transactions that affected our consolidated debt obligations during the year ended December 31, 2015:

Issuance of $2.5 Billion of Senior Notes in May 2015
In May 2015, EPO issued $750 million in principal amount of 1.65% senior notes due May 2018 ("Senior Notes OO"), $875 million in principal amount of 3.70% senior notes due February 2026 ("Senior Notes PP") and $875 million in principal amount of 4.90% senior notes due May 2046 ("Senior Notes QQ") using the 2013 Shelf.  Senior Notes OO, PP and QQ were issued at 99.881%, 99.635% and 99.635% of their principal amounts, respectively.

Net proceeds from the issuance of these senior notes were used as follows: (i) the repayment of short-term notes outstanding under EPO's commercial paper program, which included amounts we used to repay $250 million in principal amount of Senior Notes I that matured in March 2015, (ii) the repayment of amounts outstanding at the maturity of our $400 million in principal amount of Senior Notes X that matured in June 2015 and (iii) for general company purposes.

Enterprise Products Partners L.P. has unconditionally guaranteed these senior notes on an unsecured and unsubordinated basis.  These senior notes rank equal with EPO's existing and future unsecured and unsubordinated indebtedness and are senior to any existing and future subordinated indebtedness of EPO.  These senior notes are subject to make-whole redemption rights and were issued under an indenture containing certain covenants, which generally restrict EPO's ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.

364-Day Credit Agreement
In September 2015, EPO amended its 364-Day Credit Agreement to extend its maturity date to September 2016.  There are currently no principal amounts outstanding under this revolving credit agreement.  Under the terms of the 364-Day Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO's election, provided certain conditions are met) at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein.

To the extent that principal amounts are outstanding, EPO's obligations under the 364-Day Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P.  If any amounts borrowed under the 364-Day Credit Agreement are outstanding at maturity, EPO may elect to have the entire principal balance then outstanding continued as a non-revolving term loan for a period of one additional year, payable in September 2017.

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

Partial Retirement of Junior Subordinated Notes During 2015
During 2015, EPO repurchased and retired $28.9 million in principal amount of its Junior Subordinated Notes A and $29.4 million in principal amount of its Junior Subordinated Notes C with cash from operations.  A $1.6 million gain on the extinguishment of these debt obligations is included in "Other, net" on our Statements of Consolidated Operations.

Issuance of Common Units
The following table summarizes the issuance of common units in connection with our underwritten equity offerings, ATM program, distribution reinvestment plan ("DRIP") and employee unit purchase plan ("EUPP") for the periods indicated (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Year Ended December 31, 2013:
Common units issued in connection with underwritten offerings	36,800,000	$1,039.6
Common units issued in connection with ATM program	15,249,378	456.3
Common units issued in connection with DRIP and EUPP	10,308,254	296.1
Total	62,357,632	$1,792.0

Year Ended December 31, 2014:
Common units issued in connection with ATM program	1,590,334	$57.7
Common units issued in connection with DRIP and EUPP	9,754,227	331.1
Total	11,344,561	$388.8

Year Ended December 31, 2015:
Common units issued in connection with ATM program	25,520,424	$817.4
Common units issued in connection with DRIP and EUPP	12,793,913	371.2
Total	38,314,337	$1,188.6

The following information describes significant transactions that affected our partners' equity accounts during the year ended December 31, 2015:

Completion of Oiltanking Acquisition
In February 2015, we issued 36,827,517 common units to the former public unitholders of Oiltanking as a result of completing Step 2 of the Oiltanking acquisition. See "Significant Recent Developments" within this Part II, Item 7 for additional information regarding the Oiltanking acquisition.

ATM Program
During the year ended December 31, 2015, we issued 25,520,424 common units under the ATM program for aggregate gross cash proceeds of $825.4 million.  This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  After taking into account applicable costs, our transactions under the ATM program resulted in aggregate net cash proceeds of $817.4 million for the year ended December 31, 2015.

In January 2016, we sold an aggregate 3,830,256 common units under the ATM program to privately held affiliates of EPCO, which generated gross proceeds of $100 million.

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

We issued a total of 12,413,351 common units under our DRIP during 2015, which generated net cash proceeds of $359.8 million. This includes the reinvestment of $100 million by privately held affiliates of EPCO that resulted in the issuance of 3,443,631 common units (this amount being a component of the total common units issued under the DRIP in 2015).  After taking into account the number of common units issued under the DRIP through December 31, 2015, we had the capacity to issue an additional 15,067,998 common units under this plan.

In February 2016, privately held affiliates of EPCO reinvested an additional $100 million, resulting in the issuance of 4,481,504 common units under our DRIP.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our EUPP.  We issued 380,562 common units under our EUPP during 2015, which generated net cash proceeds of $11.4 million.  After taking into account the number of common units issued under the EUPP through December 31, 2015, we had the capacity to issue an additional 6,772,506 common units under this plan.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during 2015 were used to temporarily reduce amounts outstanding under EPO's commercial paper program and revolving credit facilities and for general company purposes.

For additional information regarding our issuance of common units and related registration statements, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings
As of February 26, 2016, the investment-grade credit ratings of EPO's long-term senior unsecured debt securities were BBB+ from Standard and Poor's and Baa1 from Moody's.  In addition, the credit ratings of EPO's short-term senior unsecured debt securities were A-2 from Standard and Poor's and P-2 from Moody's.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO's long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

	For the Year Ended December 31,
	2015	2014	2013
Net cash flows provided by operating activities	$4,002.4	$4,162.2	$3,865.5
Cash used in investing activities	$3,441.8	$5,797.9	$4,257.5
Cash provided by (used in) financing activities	$(616.0)	$1,653.2	$432.8

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities.  We operate predominantly in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.

Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced throughout 2015 and that we continue to experience at the beginning of 2016, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies.  Such non-performance risk could be associated with long-term contracts with minimum volume commitments or fixed demand charges.  We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Comparison of 2015 with 2014

Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2015 decreased $159.8 million when compared to the year ended December 31, 2014.  The decrease in cash provided by operating activities was primarily due to:

▪	a $215.1 million year-to-year decrease in cash primarily due to the timing of cash receipts and payments related to operations; and

▪	a $31.7 million decrease in cash attributable to lower partnership income in 2015 compared to 2014 (after adjusting our $275.1 million year-to-year decrease in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows); partially offset by

▪	an $87.0 million year-to-year increase in cash distributions received from unconsolidated affiliates generally attributable to our investments in crude oil and NGL pipeline joint ventures.

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see "Results of Operations" within this Part II, Item 7.

Investing Activities
Cash used in investing activities for the year ended December 31, 2015 decreased $2.36 billion when compared to the year ended December 31, 2014 primarily due to:

▪	a $1.46 billion year-to-year increase in cash proceeds from asset sales and insurance recoveries primarily due to the sale of our Offshore Business in July 2015, which generated proceeds of $1.53 billion (see "Significant Recent Developments – Sale of Offshore Business" under this Part II, Item 7);

▪	a $1.1 billion cash payment in July 2015 (the initial installment) for the acquisition of EFS Midstream compared to an aggregate $2.42 billion cash payment made in October 2014 in connection with Step 1 of the Oiltanking acquisition; and

▪	a $559.8 million year-to-year decrease in cash contributions to our unconsolidated affiliates primarily due to the completion of construction of the Front Range Pipeline and the Seaway Loop in 2014, partially offset by increased investments in the Eagle Ford Terminals Corpus Christi and Delaware Gas Basin Processing Plant in 2015; partially offset by

▪	a $947.6 million year-to-year increase in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs (see "Capital Spending" within this Part II, Item 7 for additional information regarding our capital spending program); and

▪	an $81.5 million year-to-year change in restricted cash requirements.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2015 was $616.0 million compared to net cash provided by financing activities of $1.65 billion for the year ended December 31, 2014.  The $2.27 billion year-to-year change in cash flow from financing activities was primarily due to:

▪	a $2.81 billion year-to-year decrease in net borrowings under our consolidated debt agreements. EPO issued $2.5 billion in senior notes and repaid $1.48 billion in principal amount of debt obligations in 2015 compared to the issuance of $4.75 billion and repayment of $1.15 million in principal amount of senior notes in 2014. In addition, net proceeds from the issuance of short-term notes under EPO's commercial paper program were $202.2 million in 2015 compared to $430.6 million in 2014; and

▪	a $305.6 million year-to-year increase in cash distributions paid to limited partners in 2015 when compared to 2014. The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; partially offset by

▪	a $799.8 million year-to-year increase in net cash proceeds from the issuance of common units.

Comparison of 2014 with 2013

Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2014 increased $296.7 million when compared to the year ended December 31, 2013. The increase in cash provided by operating activities was primarily due to:

▪	a $183.8 million increase in cash attributable to higher partnership income in 2014 compared to 2013 (after adjusting our $226.4 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows); and

▪	a $123.5 million year-to-year increase in cash distributions received from unconsolidated affiliates primarily due to increased earnings from our investments in crude oil and NGL pipeline joint ventures (e.g., our Eagle Ford Crude Oil Pipeline System, Texas Express Pipeline, Seaway Pipeline and Front Range Pipeline).

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see "Results of Operations" within this Part II, Item 7.

Investing Activities
Cash used in investing activities for the year ended December 31, 2014 increased $1.54 billion when compared to the year ended December 31, 2013 primarily due to:

▪	a net $2.42 billion cash payment in October 2014 in connection with Step 1 of the Oiltanking acquisition; and

▪	an aggregate $135.3 million year-to-year decrease in cash proceeds from asset sales and insurance recoveries (see Note 19 of the Notes to Consolidated Financial Statements under Part II, Item 8 of this annual report for additional information regarding proceeds from asset sales and insurance recoveries); partially offset by

▪	a $518.2 million year-to-year decrease in capital expenditures for consolidated property, plant and equipment, net of contributions in aid of construction costs;

▪	a $371.7 million year-to-year decrease in cash contributions to our unconsolidated affiliates primarily due to the completion of construction of the Texas Express Pipeline, SEKCO Oil Pipeline, Front Range Pipeline and Seaway Pipeline looping project, partially offset by increased investments in the Eagle Ford Crude Oil Pipeline System; and

▪	a $126.9 million year-to-year change in restricted cash requirements.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 increased $1.22 billion when compared to the year ended December 31, 2013 primarily due to:

▪	a $2.85 billion year-to-year increase in net borrowings under our consolidated debt agreements. EPO issued $4.75 billion and repaid $1.15 billion in principal amount of senior notes in 2014, compared to the issuance of $2.25 billion and repayment of $1.2 billion in principal amount of senior notes in 2013. In addition, net borrowings under EPO's revolving credit facilities and net proceeds from the issuance of short-term notes under its commercial paper program increased an aggregate of $303.4 million year-to-year; and
▪	a $196.4 million year-to-year change related to the monetization of interest rate derivative instruments. A $27.6 million gain was recorded in 2014 compared to a $168.8 million loss in 2013; partially offset by
▪	a $1.4 billion year-to-year decrease in net cash proceeds from the issuance of common units;
▪	a $237.8 million year-to-year increase in cash distributions paid to limited partners in 2014 when compared to 2013. The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; and
▪	a $111.4 million year-to-year decrease in cash contributions from noncontrolling interests primarily due to contributions we received during 2013 related to a joint venture involving NGL fractionators at our complex in Mont Belvieu, Texas.

Distributable Cash Flow
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

We measure available cash by reference to "distributable cash flow," which is a non-GAAP financial measure.  Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distributions.  Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is, in part, measured by its yield, which is based on the amount of cash distributions a partnership can pay to a unitholder.  Our management compares the distributable cash flow we generate to the cash distributions we expect to pay our partners.  Using this metric, management computes our distribution coverage ratio.

Based on the level of available cash, management proposes a quarterly cash distribution rate to the Board of Enterprise GP, which has sole authority in approving such matters.  Unlike most master limited partnerships, our general partner has a non-economic ownership interest in us and is not entitled to receive any cash distributions from us based on IDRs or other equity interests.

Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, the most comparable GAAP measure.   For a reconciliation of non-GAAP distributable cash flow to net cash flows provided by operating activities, see "Other Items – Non-GAAP Reconciliations" within this Part II, Item 7.

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net income attributable to limited partners (1)	$2,521.2	$2,787.4	$2,596.9
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	1,516.0	1,360.5	1,217.6
Add non-cash asset impairment charges	162.6	34.0	92.6
Add loss or subtract gains attributable to asset sales and insurance recoveries, net	15.6	(102.1)	(83.3)
Add cash proceeds from asset sales and insurance recoveries (2)	1,608.6	145.3	280.6
Add changes in fair value of Liquidity Option Agreement (3)	25.4	--	--
Add cash distributions received from unconsolidated affiliates (4)	462.1	375.1	251.6
Subtract equity in income of unconsolidated affiliates (4)	(373.6)	(259.5)	(167.3)
Subtract sustaining capital expenditures (5)	(272.6)	(369.0)	(291.7)
Add gains or subtract losses from monetization of interest rate derivative instruments accounted for as cash flow hedges (6)	--	27.6	(168.8)
Add deferred income tax expense or subtract benefit, as applicable	(20.6)	6.1	37.9
Other, net	(37.4)	73.2	(15.7)
Distributable cash flow	$5,607.3	$4,078.6	$3,750.4

Total cash distributions paid to limited partners with respect to period	$3,036.8	$2,707.6	$2,461.9

Cash distributions per unit declared by Enterprise GP with respect to period (7)	$1.5300	$1.4500	$1.3700

Total distributable cash flow retained by partnership with respect to period (8)	$2,570.5	$1,371.0	$1,288.5

Distribution coverage ratio (9)	1.85x	1.51x	1.52x

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
(3)     For information regarding the Liquidity Option Agreement, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(4)     For information regarding our unconsolidated affiliates, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(5)    For a discussion of our capital spending activity, see "Capital Spending" within this Part II, Item 7. For purposes of this calculation, sustaining capital expenditures for each period include the impact of accruals.
(6)     For information regarding these gains and losses, see "Interest Rate Hedging Activities" under Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(7)     See Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our quarterly cash distributions declared with respect to the periods presented.
(8)     At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these years was primarily reinvested in our growth capital spending program, which substantially reduced our reliance on the equity and debt capital markets to fund such major expenditures.
(9)     Distribution coverage ratio is determined by dividing distributable cash flow by total cash distributions paid to limited partners and in connection with distribution equivalent rights with respect to the period.

Our management compares the distributable cash flow we generate to the cash distributions we expect to pay our partners.  Using this metric, management computes our distribution coverage ratio.  The GAAP measure most directly comparable to distributable cash flow is net cash flows provided by operating activities.

Designated Units Issued in Connection with Holdings Merger
In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the "Holdings Merger").  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the "Designated Units").  Distributions paid by us to this privately held affiliate of EPCO during 2015 excluded 35,380,000 Designated Units.  The temporary distribution waiver expired at the end of calendar year 2015; therefore, distributions to be paid, if any, during calendar year 2016 will include all common units owned by the privately held affiliates of EPCO.

Capital Spending

An important part of our business strategy involves expansion through growth capital projects, business combinations and investments in joint ventures.  We believe that we are well positioned to continue to expand our network of assets through the construction of new facilities and to capitalize on expected increases in natural gas, NGL and crude oil production resulting from development activities in the Rocky Mountains, Mid-Continent, Northeast and U.S. Gulf Coast regions, including the Niobrara, Barnett, Eagle Ford, Permian, Haynesville, Marcellus and Utica Shale plays.  Although our focus in recent years has been on expansion through growth capital projects, management continues to analyze potential business combinations, asset acquisitions, joint ventures and similar transactions with businesses that operate in complementary markets or geographic regions.  In light of current business conditions, we expect that these opportunities will increase.

Based on total project costs, we placed approximately $2.7 billion of major capital projects into service during 2015.  These projects included expansions of our Houston Ship Channel LPG export terminal and the completion of Aegis.  We expect to complete construction on an additional $2.7 billion of major capital projects during 2016, including our ethane export terminal, two natural gas processing plants in the Permian Basin and various crude oil and refined products infrastructure.

We currently expect our total capital spending for the year ended December 31, 2016 to approximate $3.8 billion to $4.1 billion, which includes the $1.0 billion final installment for EFS Midstream and $275 million for sustaining capital expenditures.  Our forecast of capital spending for 2016 is based on our announced strategic operating and growth plans (through the filing date of this annual report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include unforeseen acquisition opportunities.

Our success in raising capital, including the formation of joint ventures to share costs and risks, continues to be a significant factor in determining how much capital we can invest. We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we expect to make the forecast capital expenditures noted above, we may adjust the timing and amounts of projected expenditures in response to changes in capital market conditions.

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
EFS Midstream acquisition	$1,056.5
Oiltanking acquisition:
Cash consideration		$2,416.8
Equity consideration	1,408.7	2,171.5
Capital spending for property, plant and equipment, net:
Growth capital projects (1)	3,540.0	2,502.8	$3,088.0
Sustaining capital projects (2)	271.6	361.2	294.2
Investments in unconsolidated affiliates	162.6	722.4	1,094.1
Other investing activities	5.3	5.8	1.0
Total capital spending	$6,444.7	$8,180.5	$4,477.3

(1)     Growth capital projects either (a) result in new sources of cash flow due to enhancements of or additions to existing assets (e.g., additional revenue streams, cost savings resulting from debottlenecking of a facility, etc.) or (b) expand our asset base through construction of new facilities that will generate additional revenue streams and cash flows.
(2)    Sustaining capital expenditures are capital expenditures (as defined by GAAP) resulting from improvements to existing assets. Such expenditures serve to maintain existing operations but do not generate additional revenues or result in significant cost savings.

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the year ended December 31, 2015 involved projects at our Houston LPG and ethane export terminals and Mont Belvieu complex.   Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of 2015 with 2014
We acquired EFS Midstream in July 2015 for approximately $2.1 billion in cash, excluding $125 million of EFS Midstream debt that was extinguished immediately after closing of the transaction.  Of the $2.1 billion purchase price, $1.0 billion was deferred and will be paid no later than the first anniversary of the closing date.  For additional information regarding the EFS Midstream acquisition, including an allocation of the purchase price to assets acquired and liabilities assumed, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Capital spending for 2015 included $1.4 billion of non-cash equity consideration we issued to complete Step 2 of the Oiltanking acquisition.  Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking was reclassified to limited partners' equity to reflect the February 2015 issuance of 36,827,517 of our common units.  Capital spending for 2014 reflected total cash and equity consideration of approximately $4.6 billion to OTA to complete Step 1 of the Oiltanking acquisition.  For information regarding the Oiltanking acquisition, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

In total, capital spending for property, plant and equipment increased $947.6 million year-to-year primarily due to higher growth capital spending during 2015.  Growth capital spending at our Mont Belvieu complex increased $385.2 million year-to-year primarily due to construction of the PDH facility, which is expected to begin commercial operations in 2017.

Growth capital spending at our Houston Ship Channel LPG and ethane export facilities increased a combined $282.6 million year-to-year.  We recently completed expansion projects at our Houston Ship Channel LPG export terminal that increased our ability to load cargoes of fully refrigerated, low-ethane propane to approximately 16.0 MMBbls per month.  Work also continues at our Houston Ship Channel ethane export facility, which we expect to begin operations in the third quarter of 2016.

Growth capital spending on our natural gas processing and related pipeline projects in the Delaware Basin increased a combined $235.2 million year-to-year.  Our South Eddy natural gas processing plant and related pipeline infrastructure are expected to begin operations in the second quarter of 2016.  In addition, we are constructing and will own an 82-mile NGL pipeline to connect the new Delaware Basin natural gas processing plant to our Chaparral NGL pipeline.  We expect this pipeline to begin operations in mid-2016.

Growth capital spending on our Rancho II crude oil pipeline, a component of our South Texas Crude Oil Pipeline System, and the expansion of crude oil terminal assets at our ECHO, Houston Ship Channel and Beaumont Marine West terminals increased a combined $218.2 million year-to-year.  The Rancho II crude oil pipeline, which entered commercial service in September 2015, consists of 89 miles of pipeline extending from Sealy, Texas to our ECHO terminal.  Current expansion projects at our ECHO, Houston Ship Channel and Beaumont Marine West terminals involve the construction of additional storage capacity and associated distribution pipelines.  We continue to complete these terminal expansion projects in phases, with final completion expected in 2016.

Growth capital spending on our Gulf Coast ethane header system increased $208.0 million year-to-year.  Our Gulf Coast ethane header system extends 500 miles from Corpus Christi, Texas to the Mississippi River in Louisiana and is comprised of the Aegis pipeline and other South Texas midstream infrastructure.

Growth capital spending attributable to ATEX and the Rocky Mountain expansion of our Mid-America Pipeline System decreased a combined $264.2 million year-to-year.   These two projects were completed during the first quarter of 2015.

Investments in unconsolidated affiliates decreased $559.8 million year-to-year primarily due to completion of the Seaway Loop pipeline in December 2014.

Comparison of 2014 with 2013
On October 1, 2014, we acquired the general partner and related IDRs, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA.  We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 of our common units for these ownership interests and rights. We also paid $228.3 million to acquire from OTA outstanding loans payable by Oiltanking or its subsidiaries.  Collectively, these transactions are referred to as "Step 1" of the Oiltanking acquisition.

In total, capital spending for property, plant and equipment decreased $518.2 million year-to-year primarily due to lower growth capital spending during 2014.  Capital spending for growth projects in the Eagle Ford Shale and at our Mont Belvieu complex decreased a combined $408.3 million year-to-year. Since 2010, expansion of midstream infrastructure in the Eagle Ford Shale region has been a strategic focus for us.  We constructed new NGL, natural gas and crude oil pipelines and the Yoakum natural gas processing plant to facilitate production growth from Eagle Ford Shale producers.  Our build-out in this supply basin was substantially complete in 2013. Likewise, we completed and placed into service the seventh and eight NGL fractionators at our Mont Belvieu complex in September 2013 and November 2013, respectively.

Growth capital spending for ATEX and Aegis decreased a net $554.1 million year-to-year. ATEX was placed into service in the first quarter of 2014.  Growth capital spending for our LPG, ethane and refined products export facilities increased $324.1 million year-to-year. In May 2014, we began loading cargoes of refined products for export at our reactivated marine terminal located in Beaumont, Texas.

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

Critical Accounting Policies and Estimates

In our financial reporting processes, we employ methods, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements.  These methods, estimates and assumptions also affect the reported amounts of revenues and expenses for each reporting period.  Investors should be aware that actual results could differ from these estimates if the underlying assumptions prove to be incorrect.  The following sections discuss the use of estimates within our critical accounting policies:

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

At December 31, 2015 and 2014, the net carrying value of our property, plant and equipment was $32.03 billion and $29.88 billion, respectively.  We recorded $1.16 billion, $1.11 billion and $1.01 billion of depreciation expense for the years ended December 31, 2015, 2014 and 2013, respectively.  For additional information regarding our property, plant and equipment, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Measuring Recoverability of Long-Lived Assets and Fair Value of Equity Method Investments
Long-lived assets, which include property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Examples of such events or changes might be production declines that are not replaced by new discoveries or long-term decreases in the demand or price of natural gas, NGLs, crude oil, petrochemicals or refined products.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  Estimates of undiscounted cash flows are based on a number of assumptions including anticipated operating margins and volumes; estimated useful life of the asset or asset group; and estimated residual values.  If the carrying value of a long-lived asset is not recoverable, an impairment charge would be recorded for the excess of a long-lived asset's carrying value over its estimated fair value, which is derived from an analysis of the asset's estimated future cash flows, the market value of similar assets and replacement cost of the asset less any applicable depreciation or amortization.   In addition, fair value estimates also include usage of probabilities for a range of possible outcomes.

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

During 2015, 2014 and 2013, we recognized non-cash asset impairment charges related to long-lived assets of $162.6 million, $34.0 million and $92.6 million, respectively, which are a component of operating costs and expenses.  For additional information regarding these impairment charges, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Amortization Methods and Estimated Useful Lives of Customer Relationships
   and Contract-Based Intangible Assets
The specific, identifiable intangible assets of a business depend largely upon the nature of its operations and include items such as customer relationships and contracts.  The method used to value such assets depends on a number of factors, including the nature of the asset and the economic returns the asset is expected to generate.

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

At December 31, 2015 and 2014, the carrying value of our customer relationship and contract-based intangible asset portfolio was $4.04 billion and $2.84 billion, respectively.  The carrying value of this portfolio increased $1.41 billion in connection with the acquisition of EFS Midstream in July 2015.  We recorded $174.1 million, $110.6 million and $105.6 million of amortization expense attributable to intangible assets for the years ended December 31, 2015, 2014 and 2013, respectively.  For additional information regarding our intangible assets, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the end of each fiscal year, and more frequently, if circumstances indicate it is probable that the fair value of goodwill is below its carrying amount.  Goodwill impairment testing involves determining the fair value of the associated reporting unit.  The fair value of a reporting unit is based on assumptions regarding the future economic prospects of the businesses that make up the reporting unit. Such assumptions include (i) discrete financial forecasts for the associated businesses, which, in turn, rely on management's estimates of operating margins, throughput volumes and similar inputs; (ii) long-term growth rates for cash flows beyond discrete forecast periods; and (iii) appropriate discount rates.  If the fair value of a reporting unit (including its inherent goodwill) is less than its carrying value, a non-cash charge to operating costs and expenses is required to reduce the carrying value of goodwill to its implied fair value.  At December 31, 2015 and 2014, the carrying value of our goodwill was $5.75 billion and $4.3 billion, respectively.

In October 2014, we recorded $2.22 billion of goodwill in connection with Step 1 of our acquisition of Oiltanking. In addition, we recorded an indefinite-life intangible asset valued at $1.46 billion in connection with the acquisition of Oiltanking's IDRs.  The IDRs represented contractual rights to the incentive cash distributions to be paid by Oiltanking to its general partner.  Immediately after completion of the Oiltanking Merger in February 2015, the IDRs were cancelled in exchange for limited partner interests in Oiltanking, and the carrying value of this intangible asset was reclassified to goodwill. We attribute the goodwill resulting from the acquisition of Oiltanking to our ability to leverage the acquired business with our existing asset base to create future business opportunities.  These opportunities include the marketing of NGLs, crude oil, condensate and refined products.

We did not record any goodwill impairment charges in 2015, 2014 or 2013.  Based on our most recent goodwill impairment test at December 31, 2015, each reporting unit's fair value was substantially in excess of its carrying value (i.e., by at least 10%).  For additional information regarding our goodwill, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Revenue Recognition Policies and Use of Estimates for Revenues and Expenses
In general, we recognize revenue from customers when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the buyer's price is fixed or determinable; and (iv) collectibility is reasonably assured.  We record revenue when sales contracts are settled (i.e., either physical delivery of product has taken place or the services designated in the contract have been performed).  We record any necessary allowance for doubtful accounts as required by our established policy.  For additional information regarding our revenue recognition policies, see Note 3 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Other Items

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2015 (dollars in millions):

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of debt obligations (1)	$22,738.5	$1,864.1	$1,900.0	$3,000.0	$15,974.4
Estimated cash payments for interest (2)	$21,734.1	$1,053.0	$2,011.7	$1,777.2	$16,892.2
Operating lease obligations (3)	$494.0	$64.2	$108.7	$85.7	$235.4
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Natural gas	$1,160.8	$451.3	$431.2	$217.3	$61.0
NGLs	$376.9	$319.3	$45.7	$11.9	$--
Crude oil	$441.5	$389.4	$35.8	$16.3	$--
Petrochemicals and refined products	$1,921.4	$1,868.6	$52.8	$--	$--
Other	$33.2	$8.7	$11.0	$6.8	$6.7
Underlying major volume commitments:
Natural gas (in TBtus)	647	243	256	118	30
NGLs (in MMBbls)	39	30	7	2	--
Crude oil (in MMBbls)	14	11	2	1	--
Petrochemicals and refined products (in MMBbls)	146	126	20	--	--
Service payment commitments (5)	$685.9	$184.5	$251.9	$114.8	$134.7
Capital expenditure commitments (6)	$113.9	$113.9	$--	$--	$--
Other long-term liabilities (7)	$411.5	$--	$17.8	$4.8	$388.9
Total	$50,111.7	$6,317.0	$4,866.6	$5,234.8	$33,693.3

(1)     Represents scheduled future maturities of our consolidated debt principal obligations. For information regarding our consolidated debt obligations, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(2)    Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2015, the contractually scheduled maturities of such balances, and the applicable fixed or variable interest rates paid during 2015. With respect to our variable-rate debt obligations, we applied the weighted-average interest rate paid during 2015 to determine the estimated cash payments. See Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for the weighted-average variable interest rate charged in 2015 in connection with our commercial paper program. In general, our estimated cash payments for interest are significantly influenced by the long-term maturities of our junior subordinated notes (due August 2066 through January 2068). Our estimated cash payments for interest with respect to each junior subordinated note are based on the current fixed interest rate for each note applied to the entire remaining term through the respective maturity date.
(3)     Primarily represents land held pursuant to right-of-way agreements and property leases, leases of underground salt dome caverns for the storage of natural gas and NGLs, the lease of transportation equipment used in our operations and office space with affiliates of EPCO.
(4)     Represents enforceable and legally binding agreements to purchase goods or services as of December 31, 2015. The estimated payment obligations are based on contractual prices in effect at December 31, 2015 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery.
(5)     Primarily represents our unconditional payment obligations under firm pipeline transportation contracts.
(6)     Represents unconditional payment obligations for services to be rendered or products to be delivered in connection with our capital spending program, including our share of the capital spending of our unconsolidated affiliates.
(7)     As reflected on our consolidated balance sheet at December 31, 2015, "Other long-term liabilities" primarily represent the Liquidity Option Agreement, the noncurrent portion of asset retirement obligations and deferred revenues.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for Pioneer and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.   Due to the uncertain timing of these potential capital expenditures, we have excluded this amount from the preceding table.

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

Insurance Matters
For information regarding insurance matters, see Note 18 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Regulation
For information regarding the impact of federal, state or local regulatory measures on our business, see "Regulatory Matters" included under Part I, Item 1 and 2 of this annual report.

Recent Accounting Developments
For information regarding recent accounting developments, see Note 2 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Non-GAAP Reconciliations

Gross operating margin
The following table presents a reconciliation of non-GAAP total segment gross operating margin to GAAP operating income for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
Total segment gross operating margin	$5,332.1	$5,286.5	$4,818.1
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(1,428.2)	(1,282.7)	(1,148.9)
Subtract impairment charges not reflected in gross operating margin	(162.6)	(34.0)	(92.6)
Add net gains or subtract net losses attributable to asset sales and insurance recoveries not reflected in gross operating margin	(15.6)	102.1	83.4
Subtract non-refundable deferred revenues attributable to shipper make-up rights on new pipeline projects reflected in gross operating margin	(53.6)	(84.6)	(4.4)
Add subsequent recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	60.7	2.9	--
Subtract general and administrative costs not reflected in gross operating margin	(192.6)	(214.5)	(188.3)
Operating income	$3,540.2	$3,775.7	$3,467.3

The results of operations from our liquids pipelines are primarily dependent upon the volumes transported and the associated fees we charge for these transportation services.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper "make-up rights").  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

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

Several of our major new liquids pipeline projects experienced periods where shippers were unable to meet their contractual minimum volume commitments.  In general, we expect that these types of shortfalls will continue in 2016 due to the current business environment, with the recognition of revenue associated with past deferrals associated with make-up rights partially or entirely offsetting any new make-up right deferrals.

The following table summarizes the deferred revenue amounts attributable to shipper make-up rights included in gross operating margin for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services:
Texas Express Pipeline (1,2)	$2.2	$3.2	$1.3
Front Range Pipeline (1,2)	1.0	5.5	--
ATEX (3)	28.7	55.2	--
Aegis	0.5	0.9	--
Total segment gross operating margin	32.4	64.8	1.3
Crude Oil Pipelines & Services:
Seaway Pipeline (1,4)	21.2	19.8	3.1
Total segment gross operating margin	21.2	19.8	3.1
Total amount included in overall gross operating margin	$53.6	$84.6	$4.4

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

Distributable cash flow
The following table presents a reconciliation of non-GAAP distributable cash flow to GAAP net cash flows provided by operating activities for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
Distributable cash flow	$5,607.3	$4,078.6	$3,750.4
Adjustments to reconcile distributable cash flow to net cash flows provided by operating activities:
Add sustaining capital expenditures reflected in distributable cash flow	272.6	369.0	291.7
Subtract cash proceeds from asset sales and insurance recoveries reflected in distributable cash flow	(1,608.6)	(145.3)	(280.6)
Add losses or subtract gains from monetization of interest rate derivative instruments accounted for as cash flow hedges	--	(27.6)	168.8
Net effect of changes in operating accounts not reflected in distributable cash flow	(323.3)	(108.2)	(97.6)
Other, net	54.4	(4.3)	32.8
Net cash flows provided by operating activities	$4,002.4	$4,162.2	$3,865.5

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

General

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2015 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	9.1	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	2.1	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	2.4	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	10.7	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	28.7	0.4	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	42.2	0.1	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	2.7	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.8	0.1	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.3	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	15.0	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	17.6	n/a	Cash flow hedge
Crude oil inventory management activities (MMBbls)	0.7	n/a	Fair value hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	48.2	8.2	Mark-to-market
NGL risk management activities (MMBbls) (4)	1.8	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	11.8	n/a	Mark-to-market

(1)	Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)	The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2017, January 2017 and March 2018, respectively.
(3)	Current and long-term volumes include 24.3 Bcf and 2.1 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4)    Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At December 31, 2015, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	December 31, 2015	January 29, 2016
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$5.8	$0.1	$(1.0)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	2.4	(3.7)	(4.5)
Fair value assuming 10% decrease in underlying commodity prices	Asset	9.2	3.9	2.4

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	December 31, 2015	January 29, 2016
Fair value assuming no change in underlying commodity prices	Asset	$57.8	$69.6	$39.5
Fair value assuming 10% increase in underlying commodity prices	Asset	47.5	41.7	18.6
Fair value assuming 10% decrease in underlying commodity prices	Asset	68.2	97.4	60.3

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	December 31, 2015	January 29, 2016
Fair value assuming no change in underlying commodity prices	Asset	$15.6	$42.9	$29.9
Fair value assuming 10% increase in underlying commodity prices	Asset	6.5	25.9	4.9
Fair value assuming 10% decrease in underlying commodity prices	Asset	24.7	60.0	54.9

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward starting swaps and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.  The composition of our derivative instrument portfolios may change depending on our hedging requirements.

With respect to the tabular data below, each portfolio's estimated fair value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.

Interest rate swaps
Interest rate swaps exchange the stated interest rate paid on a notional amount of existing debt for the fixed or floating interest rate stipulated in the derivative instrument.  The following table summarizes our portfolio of interest rate swaps at December 31, 2015 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 0.82%	Fair value hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2014	December 31, 2015	January 29, 2016
Fair value assuming no change in underlying interest rates	Asset (Liability)	$--	$(0.5)	$6.2
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	--	(2.6)	4.8
Fair value assuming 10% decrease in underlying interest rates	Asset	--	1.7	7.7

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management carried out an evaluation, with the participation of (i) A. James Teague, our general partner's Chief Executive Officer, (ii) W. Randall Fowler, our general partner's President, and (iii) Bryan F. Bulawa, our general partner's Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Mr. Teague is our principal executive officer and Messrs. Fowler and Bulawa represent our principal financial officers.  Based on this evaluation, as of the end of the period covered by this annual report, Messrs. Teague, Fowler and Bulawa concluded:

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

Changes in Internal Control over Financial Reporting

As a result of our acquisition of EFS Midstream effective July 1, 2015, the Company is evaluating and implementing changes to processes, policies and other components of its internal control over financial reporting with respect to the consolidation of EFS Midstream's operations into the Company's financial statements. Management continues to be engaged in efforts to evaluate the effectiveness of our internal control procedures and the design of those control procedures relating to EFS Midstream.  Due to the recent nature of this business combination, we have excluded EFS Midstream from the scope of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2015.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague, Fowler and Bulawa under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2015

The management of Enterprise Products Partners L.P. and its consolidated subsidiaries, including its Chief Executive Officer, President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended.  Our internal control system was designed to provide reasonable assurance to the management of Enterprise Products Partners L.P. and the Board of Directors of its general partner regarding the preparation and fair presentation of Enterprise Products Partners L.P.'s published financial statements.

Our management assessed the effectiveness of Enterprise Products Partners L.P.'s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2015, Enterprise Products Partners L.P.'s internal control over financial reporting is effective based on those criteria.

Our Audit and Conflicts Committee is comprised of independent directors who are not officers or employees of our general partner.  This committee meets regularly with members of management, internal audit staff and representatives of Deloitte & Touche LLP, which is our independent registered public accounting firm, to discuss the adequacy of Enterprise Products Partners L.P.'s internal controls over financial reporting, consolidated financial statements and the nature, extent and results of the audit effort.  Management reviews all of Enterprise Products Partners L.P.'s significant accounting policies and assumptions that affect its results of operations with the Audit and Conflicts Committee.  Both the independent registered public accounting firm and our internal auditors have direct access to the Audit and Conflicts Committee without the presence of management.

We acquired EFS Midstream on July 1, 2015.   Due to the recent nature of this business combination, it was not practical from a timing or resource standpoint for us to conduct a thorough assessment of EFS Midstream's internal control over financial reporting prior to December 31, 2015.   As a result, we excluded EFS Midstream from the scope of our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.   We are in the process of implementing our internal control structure over the operations of EFS Midstream and expect that this effort will be completed during 2016.  EFS Midstream accounted for approximately 0.44% of our consolidated revenues for the year ended December 31, 2015 and 2.98% of our total consolidated assets at December 31, 2015.

Deloitte & Touche LLP has issued its attestation report regarding our internal control over financial reporting.  That report is included within this Item 9A (see "Report of Independent Registered Public Accounting Firm").
Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 26, 2016.

/s/ A. James Teague		/s/ W. Randall Fowler
Name:	A. James Teague	Name:	W. Randall Fowler
Title:	Chief Executive Officer	Title:	President
	of Enterprise Products Holdings LLC		of Enterprise Products Holdings LLC

/s/ Bryan F. Bulawa
Name:	Bryan F. Bulawa
Title:	Chief Financial Officer
of Enterprise Products Holdings LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and the
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management's Annual Report on Internal Controls Over Financial Reporting as of December 31, 2015, management excluded from its assessment the internal control over financial reporting of EFS Midstream, which was acquired on July 1, 2015 and whose financial statements constitute approximately 0.44% of the Company's consolidated revenues for the year ended December 31, 2015 and 2.98% of its total consolidated assets as of December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting of EFS Midstream.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting as of December 31, 2015.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of consolidated operations, comprehensive income, cash flows, and equity as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
 February 26, 2016

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Partnership Governance.

Partnership Management

General
On January 5, 2016, Dan Duncan LLC, the sole member of Enterprise GP, re-elected the following individuals to the Board of Directors (the "Board") of Enterprise GP:  Carin M. Barth, Dr. F. Christian Flach, W. Randall Fowler, James T. Hackett, Charles E. McMahen, William C. Montgomery, Richard S. Snell, A. James Teague and Randa Duncan Williams. In addition, Richard H. Bachmann was elected to join the Board.  Ms. Duncan Williams continues to serve as the non-executive Chairman of the Board, and Mr. Bachmann now serves as the non-executive Vice Chairman of the Board. In addition, effective as of January 5, 2016, Mr. Fowler's role as an officer of Enterprise GP was changed from Chief Administrative Officer ("CAO") to President.

The following individuals (who served as directors prior to January 5, 2016) were not re-elected to the Board: Thurmon M. Andress and E. William Barnett.

In March 2015, Michael A. Creel, a director and the Chief Executive Officer ("CEO") of Enterprise GP, announced his intention to retire at the end of calendar year 2015.  The Board then elected Mr. Teague to succeed Mr. Creel as CEO upon Mr. Creel's retirement.  On December 31, 2015, Mr. Creel's retirement became effective and Mr. Teague (who previously served as the Chief Operating Officer ("COO") of Enterprise GP) succeeded Mr. Creel as CEO.  In connection with his retirement, Mr. Creel also resigned from the Board effective as of December 31, 2015.

In April 2014, Larry J. Casey and Edwin C. Smith were appointed as "advisory directors" for Enterprise GP and continue to serve in that capacity.   In addition, O.S. Andras continues to serve as an "honorary director."  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

Marquard & Bahls ("M&B"), a German corporation and ultimate parent of Oiltanking, is entitled to designate a nominee for election to the Board (the "M&B Designee") as long as M&B and its affiliates beneficially own at least 27,403,676 of our common units issued to M&B and its affiliates in connection with the Oiltanking acquisition. Dr. Flach serves on the Board as the current M&B Designee.  In the event that the M&B Designee becomes unable or unwilling to, or for another reason ceases to, serve as a member of the Board while M&B is entitled to maintain the M&B Designee, M&B may designate another person reasonably acceptable to the Board as a replacement.

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the ASA with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our unitholders do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, all of the officers and directors of our general partner.  Each member of the Board of Enterprise GP serves until such member's death, resignation or removal.  The employees of EPCO who served as directors of our general partner during 2015 were Ms. Duncan Williams and Messrs. Creel, Fowler and Teague.  Effective December 31, 2015, Mr. Creel retired.

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

Office of the Chairman
The Office of the Chairman is a management oversight group comprised of four individuals: Ms. Duncan Williams (as Chairman of the Board), Mr. Bachmann (as Vice Chairman of the Board), Mr. Teague (as CEO) and Mr. Fowler (as President).  The purpose of the Office of the Chairman is for the group to serve collectively as a liaison to the Board and senior management with respect to, and to provide the Chairman, Vice-Chairman, President, and CEO a venue to discuss, certain matters including:

▪	the strategic direction of Enterprise (including business opportunities through organic growth and acquisitions);

▪	the vision, leadership and development of the management team;

▪	business goals and operational performance; and

▪	strategies to preserve our financial strength.

In addition, the Office of the Chairman assists the Board and its Governance Committee in identifying director education opportunities and in determining the size and composition of the Board and recruitment of new members.  The Office of the Chairman also oversees policies that (i) reflect our values and business goals and (ii) enhance the effectiveness of our governance structure. The Office of the Chairman also collectively oversees and provides strategic direction for our legal and human resources departments.

In her role as Chairman of the Board (a non-executive role), Ms. Duncan Williams is responsible for, among other things: (i) presiding over and setting the agendas for meetings of the Board, with due consideration of our values and business goals and an effective governance structure; (ii) overseeing the appropriate flow of information to the Board; (iii) acting as a liaison between the Board and senior management; and (iv) meeting regularly with the CEO and the President, the Vice Chairman of the Board and other Board members to review our strategic direction.

In his role as CEO, Mr. Teague is our principal executive officer and is responsible for, among other things: (i) managing our overall business strategy and day-to-day operations; (ii) overseeing and providing strategic direction for us, subject to Board approval, in the areas of operations, commercial activities, business development, and health and safety; and (iii) providing the required certifications as principal executive officer of the Company in connection with our disclosure controls and procedures and internal control over financial reporting.

In his role as President, Mr. Fowler is one of two principal financial officers of Enterprise GP and is responsible for, among other things: (i) managing our overall financial strategy; (ii) overseeing and providing strategic direction for us, subject to Board approval, in the areas of accounting, risk management, finance, treasury and cash management, information technology, investor relations, governmental affairs, and public relations and (iii) providing the required certifications as a co-principal financial officer of the Company (together with the Chief Financial Officer, or "CFO") in connection with our disclosure controls and procedures and internal control over financial reporting.

In his role as Vice Chairman of the Board (a non-executive role), Mr. Bachmann is responsible for, among other things: (i) assisting the Chairman of the Board in the execution of the Chairman of the Board's functions and responsibilities, as requested from time to time by the Chairman of the Board; and (ii) meeting regularly with the CEO and the President, the Chairman of the Board and other Board members to review our company's strategic direction.

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 26, 2016.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,2)	54	Director and Chairman of the Board
Richard H. Bachmann (1)	63	Director and Vice Chairman of the Board
A. James Teague (1,6)	70	Director and CEO
W. Randall Fowler (1,6)	59	Director and President
Carin M. Barth (2)	53	Director
Dr. F. Christian Flach	48	Director
James T. Hackett (2,3)	62	Director
Charles E. McMahen (4,5)	76	Director
William C. Montgomery (4)	54	Director
Richard S. Snell (4)	73	Director
Graham W. Bacon (6)	52	Executive Vice President
William Ordemann (6)	56	Executive Vice President
G. R. Cardillo (6)	58	Group Senior Vice President
Craig W. Murray (6)	68	Group Senior Vice President and General Counsel
R. Daniel Boss (6)	40	Senior Vice President
Bryan F. Bulawa (6)	46	Senior Vice President and CFO
Michael J. Knesek (6)	61	Senior Vice President, Controller and Principal Accounting Officer

(1)    Member of Office of the Chairman
(2)    Member of the Governance Committee
(3)    Chairman of the Governance Committee
(4)    Member of the Audit and Conflicts Committee
(5)    Chairman of the Audit and Conflicts Committee
(6)    Executive officer

The following information presents a brief history of the business experience of our directors and executive officers:

Randa Duncan Williams
Ms. Duncan Williams was elected Chairman of the Board of Enterprise GP in February 2013 and a director of Enterprise GP in November 2010.  She also serves as a member of Enterprise GP's Governance Committee.  She was elected Chairman of EPCO in May 2010, having previously served as Group Co-Chairman since 1994.  Ms. Duncan Williams has served as a director of EPCO since February 1991.  She also served as a director of the general partner of Enterprise GP Holdings L.P. ("Holdings GP") from May 2007 to November 2010.

Prior to joining EPCO, Ms. Duncan Williams practiced law with the firms Butler & Binion and Brown, Sims, Wise & White.  Ms. Duncan Williams previously served on the board of directors of Encore Bancshares from July 2007 until July 2012.  She currently serves on the board of trustees for numerous charitable organizations.  Ms. Duncan Williams is the daughter of the late Mr. Dan L. Duncan, our founder.

Richard H. Bachmann
Mr. Bachmann was elected a director and Vice Chairman of the Board of Enterprise GP in January 2016.  He previously served as a director of Enterprise GP from November 2010 through April 2014. He served as an Executive Vice President of Holdings GP from April 2005 to November 2010 and as a director of Holdings GP from February 2006 to November 2010.  He served as Chief Legal Officer and Secretary of Holdings GP from April 2005 to May 2010.  Mr. Bachmann served as Executive Vice President and Chief Legal Officer of Enterprise Products GP, LLC ("EPGP," the former general partner of Enterprise) from February 1999 until November 2010 and as Secretary of EPGP from November 1999 to November 2010.  He previously served as a director of EPGP from June 2000 to January 2004 and from February 2006 to May 2010.

Mr. Bachmann was elected President and CEO of EPCO in May 2010 and has served as a director since January 1999.  He previously served as Secretary of EPCO from May 1999 to May 2010 and as a Group Vice Chairman of EPCO from December 2007 to May 2010.  Mr. Bachmann served as a director of DEP Holdings, LLC ("DEP GP") from October 2006 to May 2010 and as President and CEO of DEP GP from October 2006 to April 2010.

A. James Teague
Mr. Teague was elected CEO of Enterprise GP in January 2016, upon Mr. Creel's retirement, and has been a director of Enterprise GP since November 2010.  Mr. Teague previously served as the COO of Enterprise GP from November 2010 to December 2015 and served as an Executive Vice President of Enterprise GP from November 2010 until February 2013.  He served as an Executive Vice President of EPGP from November 1999 to November 2010 and as one of its directors from July 2008 to November 2010 and as COO from September 2010 to November 2010.  In addition, he served as Chief Commercial Officer of EPGP from July 2008 until October 2010.

He served as an Executive Vice President and the Chief Commercial Officer of DEP GP from July 2008 until September 2011.  He also served as a director of DEP GP from July 2008 to May 2010 and as a director of Holdings GP from October 2009 to May 2010.  Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999.  From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell.  From 1997 to 1998, he was President of Marketing and Trading for Mapco Inc.

W. Randall Fowler
Mr. Fowler was elected President of Enterprise GP in January 2016 and has been a director of Enterprise GP since September 2011.  He previously served as CAO of Enterprise GP from April 2015 to January 2016.  Mr. Fowler served as an Executive Vice President and CFO of Enterprise GP from November 2010 to March 2015, and as an Executive Vice President and CFO of EPGP from August 2007 to November 2010.  Mr. Fowler served as a Senior Vice President and Treasurer of EPGP from February 2005 to August 2007 and was a director of EPGP from February 2006 to May 2010.  Mr. Fowler was elected Vice Chairman and CFO of EPCO in May 2010.  He previously served as President and CEO of EPCO from December 2007 to May 2010 and as its CFO from April 2005 to December 2007.

Mr. Fowler served as President and CEO of DEP GP from April 2010 to September 2011 and as Executive Vice President and CFO of DEP GP from August 2007 to April 2010.  He served as a director of DEP GP from September 2006 until September 2011.  Mr. Fowler served as Senior Vice President and Treasurer of DEP GP from October 2006 to August 2007.  Mr. Fowler also previously served as a director of Holdings GP from February 2006 to May 2010.  He also served as a Senior Vice President and CFO of Holdings GP from August 2005 to August 2007.

Mr. Fowler, a Certified Public Accountant (inactive), joined Enterprise as Director of Investor Relations in January 1999.  He serves as Chairman of the Board of the Master Limited Partnership Association (formerly the National Association of Publicly Traded Partnerships) and on the Advisory Board for the College of Business at Louisiana Tech University.

Carin M. Barth
Ms. Barth was elected a director of Enterprise GP in October 2015 and is a member of its Governance Committee.  She is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Bill Barrett Corporation; Black Stone Minerals, L.P., where she is Chair of the Audit Committee; Strategic Growth Bancorp Incorporated (a privately held bank holding company located in El Paso), where she is Chair of the Audit Committee; and Capital Bank, SSB, an affiliate of Strategic Growth Bancorp.  Additionally, she is Chairman of the Investment Advisory Committee for the Endowment at Texas Tech University, a Trustee of The Welch Foundation, and a board member of the Ronald McDonald House of Houston.

Ms. Barth previously served on the Housing Commission at the Bi-Partisan Policy Center in Washington, DC from 2011 to 2014, and was a Commissioner of the Texas Department of Public Safety from 2008 to 2014.  She also served as a board member of the following: Western Refining Inc., where she was Chair of the Audit Committee from March 2006 to January 2016, the Methodist Hospital Research Institute from 2007 to 2012; Encore Bancshares, Inc. from 2009 to 2012; Amegy Bancorporation, Inc. from 2006 to 2009; the Texas Public Finance Authority from 2006 to 2008; and the Texas Tech University System Board of Regents from 1999 to 2005.  She was appointed by President George W. Bush to serve as Chief Financial Officer of the U.S. Department of Housing and Urban Development from 2004 to 2005.

Dr. F. Christian Flach
Dr. Flach was elected a director of Enterprise GP in October 2014 in connection with the Oiltanking acquisition (as the M&B designee).  He previously served as Chairman of the Board of Oiltanking GP from March 2014 to October 2014.  He has served as Chief Executive Officer of M&B since 2011 and is also a Member of its Executive Board.  Dr. Flach began working for M&B in May 1996 and has served in various roles for the organization and its affiliates, including General Manager of M&B and Mabanaft, the oil trading business within M&B; lawyer for Oiltanking GmbH; Managing Director of Oiltanking GmbH; Director of Corporate Affairs at M&B; Director of Human Resources at M&B and Managing Director of Mabanaft.

James T. Hackett
Mr. Hackett was elected as a director of Enterprise GP in April 2014 and serves as Chairman of its Governance Committee.  Mr. Hackett is a partner with Riverstone Holdings LLC, a private energy investment firm. He served as Executive Chairman of the board of directors of Anadarko Petroleum Corporation ("Anadarko"), one of the world's largest independent oil and natural gas exploration and production companies, from 2012 to 2013 after serving as its CEO since 2003 and Chairman of the Board since 2006.  He also served as Anadarko's President from 2003 to 2010.  Mr. Hackett is an advisory director of Cameron International Corporation and a consultant to Fluor Corporation.  He also serves on the board of a closed investment fund traded on the London Stock Exchange called Riverstone Energy Ltd. as well as Sierra Oil & Gas (a Mexican portfolio company of Riverstone).  Mr. Hackett is a former director of Halliburton Company and Bunge Ltd. and the former Chairman of the Board of the Federal Reserve Bank of Dallas.  He is the immediate past Chairman of the National Petroleum Council and a member of the Society of Petroleum Engineers and the Baylor College of Medicine Board of Trustees.  Mr. Hackett is also a former adjunct Professor of Finance at Rice University.

Charles E. McMahen
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

William C. Montgomery
Mr. Montgomery was elected a director of Enterprise GP in October 2015 and is a member of its Audit and Conflicts Committee.  He has served as a Managing Director and Partner of Quantum Energy Partners since 2011 and is also a member of its Executive and Investment Committees.  He is responsible for originating and overseeing investments in the oil and gas upstream and oilfield service sectors.  Prior to joining Quantum Energy Partners, Mr. Montgomery was a Partner in the Investment Banking Division of Goldman, Sachs & Co. where, during his tenure, he headed the firm's Americas Natural Resources Group as well as its Houston office.  His career as a banker spanned 22 years and was focused on large cap energy companies primarily in the upstream and oil service sectors.  He also serves on the board of Apache Corporation.  Mr. Montgomery has chaired the boards of The Houston Museum of Natural Science and The St. Francis Episcopal Day School and currently serves on the board of trustees of The Kinkaid School, The Episcopal Health Foundation and the Board of Visitors of the MD Anderson Cancer Center.

Richard S. Snell
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

Graham W. Bacon
Mr. Bacon was elected an Executive Vice President (Operations and Engineering) of Enterprise GP in October 2015. He previously served as a Group Senior Vice President (Operations and Environmental, Health, Safety & Training) from February 2014 to October 2015; as Senior Vice President (Operations) from January 2012 to February 2014; as Vice President (Operations) from June 2006 to January 2012, and as Vice President (Engineering) from September 2005 to May 2006. He joined Enterprise in 1991 and has held a variety of operations and engineering roles. Prior to joining Enterprise, Mr. Bacon worked for Vista Chemical Company. He holds a Bachelor's degree in Chemical Engineering from Texas A&M University and a Master's degree in Business Administration from Oklahoma City University.

William Ordemann
Mr. Ordemann was elected an Executive Vice President (Commercial) of Enterprise GP in October 2015, having previously served as a Group Senior Vice President from April 2012 to October 2015.  He served as Executive Vice President of Enterprise GP from August 2007 to April 2012. He served as COO of EPGP from August 2007 until September 2010 and as its Executive Vice President from August 2007 to November 2010.  He was also elected an Executive Vice President of DEP GP in August 2007 and served in such role until September 2011.  Mr. Ordemann previously served as a Senior Vice President of EPGP from September 2001 to August 2007 and was a Vice President of EPGP from October 1999 to September 2001. He joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. He also served as a director of Oiltanking GP from October 2014 until February 2015.

G. R. Cardillo
Mr. Cardillo was elected a Group Senior Vice President of Enterprise GP in February 2015.  He previously served as Senior Vice President (Propylene and Marine) from February 2011 to February 2015.  Mr. Cardillo served as a Vice President of EPGP from November 2004 to November 2010 and of Enterprise GP from November 2010 to February 2011.  He assumed leadership of our marine services operations in July 2010.  Mr. Cardillo has been an integral part of our petrochemicals management team since joining Enterprise in 2002 and assumed leadership of this commercial function in June 2008.  Mr. Cardillo joined Enterprise in connection with its purchase of certain petrochemical storage and propylene fractionation assets from affiliates of Ultramar Diamond Shamrock Corp. and Koch Industries Inc. ("Diamond Koch") in 2002.  From 2000 to 2002, Mr. Cardillo served as a Vice President in charge of propylene commercial activities for Diamond Koch.

Craig W. Murray
Mr. Murray was elected a Group Senior Vice President and General Counsel of Enterprise GP in January 2015. Prior to joining Enterprise, Mr. Murray served as a Partner at Vinson & Elkins LLP in Houston, Texas from April 1976 to December 2014, with his most recent role being that of a Senior Partner.  At Vinson & Elkins, Mr. Murray focused primarily on corporate and energy-related finance matters, with a special emphasis on structured finance, asset securitization, and project finance transactions.  Mr. Murray's experience in energy finance has involved oil and gas properties in Texas, Louisiana, and all major oil and gas producing states, as well as offshore properties in the Gulf of Mexico.  Mr. Murray is a member of the American Bar Association, Texas Bar Association and Houston Bar Association and has been recognized in numerous publications for his professional accomplishments.

R. Daniel Boss
Mr. Boss was elected a Senior Vice President of Enterprise GP in March 2015 with responsibility over our regulated business.  He served as Vice President (Risk Control) from April 2013 to March 2015 and as Senior Director (Risk Control) from January 2010 to March 2013. While serving in these positions, Mr. Boss was Chairman of the Risk Management Committee and had responsibilities for our marketing risk management policies, transaction controls and derivatives and hedging strategies compliance. Mr. Boss also served as Director (Volume Accounting) from November 2008 until January 2010 where he was responsible for Gas Marketing and Commodity Derivatives accounting, hedging and reporting. Prior to joining Enterprise, Mr. Boss held leadership positions with Merrill Lynch Commodities and Dynegy Inc.

Bryan F. Bulawa
Mr. Bulawa was elected a Senior Vice President and CFO of Enterprise GP in April 2015.  Mr. Bulawa also served as Senior Vice President and Treasurer of Enterprise GP from October 2009 to March 2015, Senior Vice President, CFO and Treasurer of DEP GP from April 2010 to September 2011 and as a Director of DEP GP from February 2011 to September 2011. He previously served as Senior Vice President and Treasurer of EPGP from October 2009 to November 2010, as Senior Vice President and Treasurer of DEP GP from October 2009 to April 2010, and as Vice President and Treasurer of EPGP from July 2007 to October 2009.

He has also served as Senior Vice President and CFO of EPCO since April 2015, having previously served as Senior Vice President and Treasurer from May 2010 to March 2015.  Mr. Bulawa also served as Chairman of the Board for Oiltanking GP from October 2014 to February 2015.  Prior to joining Enterprise, Mr. Bulawa spent 13 years at Scotia Capital, where he last served as director of the firm's U.S. Energy Corporate Finance and Distribution group.

Michael J. Knesek
Mr. Knesek, a Certified Public Accountant, was elected Senior Vice President, Controller and Principal Accounting Officer of Enterprise GP in November 2010.  From February 2005 to November 2010, Mr. Knesek served as Senior Vice President of EPGP, having previously served as a Vice President of EPGP since August 2000.  Mr. Knesek served as the Principal Accounting Officer and Controller of DEP GP from September 2006 to September 2011.  He served as the Principal Accounting Officer and Controller of Holdings GP from August 2005 to November 2010 and served in the same capacity for EPGP from August 2000 to November 2010. He also served as Senior Vice President of DEP GP from September 2006 to September 2011.  Mr. Knesek has been the Controller of EPCO since 1990 and currently serves as one of its Senior Vice Presidents.

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

Four of our directors are current employees of EPCO and officers of our general partner or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

▪	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO's businesses, including ownership in and management of our businesses;

▪	for Mr. Teague, over 40 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

▪	for Mr. Fowler, over 12 years of experience with our midstream assets, including finance, accounting and investor relations and, for over the last nine years, as a member of our executive management team; and

▪	for Mr. Bachmann, over 30 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over the last ten years, as a member of either EPCO's or our executive management teams.

Our six outside voting directors also have significant experience in a variety of capacities, as well as other qualifications, attributes and skills.  These include:

▪	for Ms. Barth, executive management experience in various financial and governance roles;

▪	for Dr. Flach, executive management of an international energy supply, trading and logistics company;

▪	for Mr. Hackett, executive management of a major oil and gas exploration and production company;

▪	for Mr. McMahen, executive management experience in banking and finance;

▪	for Mr. Montgomery, executive management of both an investment banking firm and a private equity investment firm serving the global energy industry; and

▪	for Mr. Snell, professional experience involving complex legal and accounting matters.

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

A key element of strong governance is having independent members of the Board.  Pursuant to the NYSE listing standards, a director will be considered independent if the Board determines that he or she does not have a material relationship with Enterprise GP or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with Enterprise GP or us).  Based on the foregoing, the Board has affirmatively determined that Ms. Barth and Messrs. Hackett, McMahen, Montgomery and Snell are independent directors under the NYSE rules.

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

Code of Conduct and Ethics and Corporate Governance Guidelines
Enterprise GP has adopted a "Code of Conduct" that applies to its directors, officers and employees.  This code sets forth our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance on complying with the code, the reporting of compliance issues, and discipline for violations of the code.  The Code of Conduct also establishes policies applicable to our President, CEO, CFO, Principal Accounting Officer and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations of the code (and thus accountability for adherence to the code).  Employees are required to certify their understanding and compliance with the Code of Conduct on an annual basis.  Training on Code of Conduct is also provided to employees, where applicable.

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

Audit and Conflicts Committee
The purpose of the Board's Audit and Conflicts Committee is to address audit and conflicts-related matters.  In accordance with NYSE rules and the Securities Exchange Act of 1934, the Board has named three of its members to serve on the Audit and Conflicts Committee.  Members of the Audit and Conflicts Committee must have a basic understanding of finance and accounting matters and be able to read and understand fundamental financial statements, and at least one member of the Audit and Conflicts Committee shall have accounting or related financial management expertise.  The current members of the Audit and Conflicts Committee are Messrs. McMahen, Montgomery and Snell, all of whom are independent directors, free from any relationship with us or any of our subsidiaries that would interfere with the exercise of independent judgment.  The Board has affirmatively determined that Mr. McMahen satisfies the definition of "Audit Committee Financial Expert" as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

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

Governance Committee
The primary purpose of the Governance Committee is to develop and recommend to the Board a set of governance guidelines applicable to our partnership, to review such guidelines from time to time and to oversee governance matters related to our business, including Board and Committee composition, qualifications of Board candidates, director independence, succession planning and related matters.  The Governance Committee also assists in Board oversight of management's establishment and administration of our environmental, health and safety policies, procedures, programs and initiatives, and related matters.  In accordance with its charter, the Governance Committee shall be composed of not less than three members, at least a majority of whom shall be independent directors.  Currently, the Governance Committee is comprised of Ms. Duncan Williams and two independent directors (Ms. Barth and Mr. Hackett).

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

NYSE Corporate Governance Listing Standards
On March 9, 2015, Mr. Creel certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE's Corporate Governance listing standards as of that date.

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

Confidential Telephone Hotline
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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, directors and executive officers of Enterprise GP and any persons holding more than 10% of our common units are required to report their beneficial ownership of common units and any changes in their beneficial ownership levels to us and the SEC.  Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes.  All such reporting was done in a timely manner in 2015.

Item 11.  Executive Compensation.

Executive Officer Compensation

We do not directly employ any of the persons responsible for managing our business.  Instead, we are managed by our general partner, the executive officers of which are employees of EPCO.  Our management, administrative and operating functions are primarily performed by employees of EPCO in accordance with the ASA.  Pursuant to the ASA, we reimburse EPCO for all of its compensation costs related to the employment of personnel working on our behalf.  For information regarding the ASA, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Summary Compensation Table
The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to the years ended December 31, 2015, 2014 and 2013 for our CEO, CFOs, and the three other most highly  compensated  executive  officers  of  our  general partner.   Collectively, these individuals were our "named executive officers" for 2015.

		Cash	Cash	Unit	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)
A. James Teague (4)	2015	$793,750	$1,800,000	$4,108,628	$550,701	$7,253,079
(CEO and former COO)	2014	753,788	1,750,000	4,691,680	10,515,870	17,711,338
	2013	690,150	1,750,000	4,123,342	489,233	7,052,725

Michael A. Creel (4)	2015	793,750	--	4,108,628	553,826	5,456,204
(Former CEO)	2014	775,000	1,750,000	4,691,680	10,389,474	17,606,154
	2013	775,000	1,750,000	4,123,342	575,115	7,223,457

W. Randall Fowler (5)	2015	459,375	581,250	2,042,400	285,691	3,368,716
(President and	2014	427,973	562,500	2,230,200	4,011,435	7,232,108
former CFO and CAO)	2013	418,144	562,500	2,141,625	302,824	3,425,093

Bryan F. Bulawa (5)	2015	306,000	233,750	810,152	122,214	1,472,116
(Senior Vice President and CFO)

William Ordemann	2015	447,400	340,000	1,198,715	184,258	2,170,373
(Executive Vice President)	2014	433,400	327,000	1,321,600	2,694,010	4,776,010
	2013	425,150	400,000	1,142,200	234,962	2,202,312

Graham W. Bacon	2015	320,021	275,000	1,021,200	155,071	1,771,292
(Executive Vice President)

(1)    Amounts represent discretionary annual cash awards accrued with respect to the years presented. Cash awards are paid in February of the following year (e.g., the 2015 cash bonus amounts were paid in February 2016).
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
(4)    Mr. Teague was elected CEO effective January 1, 2016 upon the retirement of our former CEO, Mr. Creel, on December 31, 2015. Mr. Teague served as our COO during 2015.
(5)   Mr. Bulawa was elected CFO effective April 1, 2015, succeeding Mr. Fowler as CFO.

The following table presents the components of "All Other Compensation" for each named executive officer for the year ended December 31, 2015:

	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Quarterly Distributions Paid On Incentive Plan Awards (1)	Life Insurance Premiums	Other	Total All Other Compensation
A. James Teague	$28,531	$502,979	$13,596	$5,595	$550,701
Michael A. Creel	28,531	513,373	4,356	7,566	553,826
W. Randall Fowler	21,863	256,005	2,129	5,694	285,691
Bryan F. Bulawa	19,401	96,265	842	5,706	122,214
William Ordemann	31,800	143,953	2,838	5,667	184,258
Graham W. Bacon	30,447	114,690	1,506	8,428	155,071

(1)    Reflects aggregate cash payments made to named executive officer in connection with (i) distributions paid on restricted common units and (ii) distribution equivalent rights associated with phantom unit awards.

Compensation Discussion and Analysis
With respect to our named executive officers, compensation paid or awarded by us reflects only that portion of compensation paid by EPCO and allocated to us pursuant to the ASA, including an allocation of a portion of the cost of equity-based long-term incentive plans of EPCO. The EPCO Trustees control EPCO and provide recommendations with respect to the compensation of our CEO, which for purposes of this Compensation Discussion and Analysis includes the historical compensation of both Mr. Creel and Mr. Teague (including his former service as COO), and our President.  As described further below, the Audit and Conflicts Committee of our general partner has ultimate decision-making authority with respect to compensation for each of our President and our CEO, and our President and our CEO have ultimate decision-making authority with respect to compensation for our other named executive officers.  The elements of compensation for each named executive officer are not subject to approvals by the Board or the Audit and Conflicts Committee of our general partner, except in the case of compensation paid to each of our President and our CEO (as described below).  Neither EPCO nor our general partner has a separate compensation committee; however, equity-based awards granted under EPCO's long-term incentive plans to officers of Enterprise GP (including our named executive officers) are approved by the Audit and Conflicts Committee.

As discussed below, the elements of EPCO's compensation program, along with EPCO's other incentives (e.g., benefits, work environment and career development), are intended to provide a total rewards package to employees. The objective of EPCO's compensation program is to provide competitive compensation opportunities that will align and drive employee performance toward the creation of sustained long-term unitholder value.  We believe that our compensation program allows us to attract, motivate and retain high quality talent with the skills and competencies we require.  The compensation package is designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both our partnership and individual levels.  With respect to the three years ended December 31, 2015, EPCO's compensation package for named executive officers did not include any elements based on targeted performance-related criteria.

The primary elements of EPCO's compensation program for named executive officers are a combination of annual cash and long-term equity-based incentive compensation.  For the three years ended December 31, 2015, the primary elements of compensation consisted of annual cash base salary, discretionary annual cash bonus awards, equity-based awards under long-term incentive arrangements and other compensation, including very limited perquisites.  For the year ended December 31, 2014, other compensation for Messrs. Creel, Teague, Fowler and Ordemann also included a cash retention bonus (as described below).

In order to assist our President and our CEO, the EPCO Trustees and the Audit and Conflicts Committee with compensation decisions, EPCO's senior vice president of Human Resources formulates preliminary compensation recommendations for each of the named executive officers. With respect to compensation to be paid to our President and our CEO, the EPCO Trustees consider such preliminary recommendations and make revisions, if appropriate.

Afterwards, EPCO's senior vice president of Human Resources presents the compensation recommendations for our President and our CEO to the Audit and Conflicts Committee, which consider the recommendations and then make a final determination regarding compensation of these individuals.  In making their final determination, the Audit and Conflicts Committee may discuss the recommendations with EPCO's senior vice president of Human Resources, request to discuss the recommendations with EPCO's compensation consultant, and/or retain its own compensation consultant.

With respect to compensation to be paid to the remaining named executive officers other than our President and our CEO, the President and the CEO consider the preliminary recommendations of EPCO's senior vice president of Human Resources and make revisions, if appropriate.  The President and the CEO make a final determination regarding compensation of these named executive officers.

In making these compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by a third party compensation consultant.  In 2015, EPCO engaged Meridian Compensation Partners, LLC (the "Consultant") to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry competitors and other large companies.  The market data for industry competitors included information from Anadarko Petroleum Corporation; CenterPoint Energy, Inc.; Dominion Resources, Inc.; Enbridge Energy Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan Inc.; Magellan Midstream Partners, L.P.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Spectra Energy Corp.; Sunoco Logistics Partners L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TransCanada Corporation.  The market data for other large companies included 56 entities across multiple industries, including well-known companies such as Caterpillar Inc.; Target Corporation; and Honeywell International Inc., among others.

Neither we, nor EPCO, which engages the Consultant, are aware of the specific data of the companies included in the Consultant's proprietary database for specific positions.  EPCO uses the information provided in the Consultant's analysis to gauge whether compensation levels reported by the Consultant and the general ranges of compensation for EPCO employees in similar positions are comparable, but that comparison is only a factor taken into consideration and may or may not impact compensation of our named executive officers, for which our Audit and Conflicts Committee (in the case of our President's and our CEO's compensation) or our President and our CEO (in the case of compensation to be paid to our other named executive officers) have the ultimate decision-making authority.  EPCO does not otherwise engage in benchmarking for the named executive officers' positions.

The Audit and Conflicts Committee, our President, our CEO and the EPCO Trustees do not use any formula or specific performance-based criteria in determining the compensation of our named executive officers for services they perform for us; rather, the Audit and Conflicts Committee or our President and our CEO (as applicable) and the EPCO Trustees determine an appropriate level and mix of compensation on a case-by-case basis.  Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  However, some considerations that the Audit and Conflicts Committee or our President and our CEO (as applicable) may take into account in making the case-by-case compensation determinations include the total value of all elements of compensation and the appropriate balance of internal pay equity among our executive officers.  The Audit and Conflicts Committee, our President, our CEO and the EPCO Trustees also consider individual performance, levels of responsibility and value to the organization.  All compensation determinations are subjective and discretionary and, as noted above, subject to the ultimate decision-making authority of the Audit and Conflicts Committee or our President and our CEO (as applicable), except for equity-based awards under EPCO's long-term incentive plans, as discussed below.

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

Changes in the base salaries of our named executive officers during the three years ending December 31, 2015 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The discretionary cash bonus awards paid to each of our named executive officers were determined by consultation, as appropriate, among the EPCO Trustees, our President, our CEO and EPCO's senior vice president of Human Resources, subject to final determination by the Audit and Conflicts Committee (in the case of our President's and our CEO's cash bonus awards) and our President and our CEO (in the case of cash bonus awards to be paid to our other named executive officers).  These cash bonus awards, in combination with annual base salaries, are intended to yield competitive total cash compensation levels for the named executive officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the named executive officers may perform services.  It is EPCO's general policy to pay these awards in February of the following year.  The discretionary cash bonuses reflect the Audit and Conflicts Committee's (with respect to our President and our CEO) and our President's and our CEO's (with respect to the other named executive officers) general consideration of our financial performance for those periods, without any weight or formula given to any specific financial performance measures, as well as their subjective judgment of each named executive officer's general contributions in connection with our performance, again without any weight or formula given to any specific individual contribution or accomplishments.  The levels of cash bonuses were also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

Equity-based awards granted to our named executive officers under EPCO's long-term incentive plans were determined by consultation, as appropriate, among the EPCO Trustees, our President, our CEO and EPCO's senior vice president of Human Resources, and were approved by the Audit and Conflicts Committee.  Each of our named executive officers has been granted equity-based compensation. The amount of equity-based compensation granted to our named executive officers  reflects the Audit and Conflicts Committee's (with respect to our President and our CEO) and our President's and our CEO's (with respect to the other named executive officers) general consideration of our financial performance for those periods, without any weight or formula given to any specific financial performance measures, as well as their subjective judgment of each named executive officer's general contributions in connection with our performance, again without any weight or formula given to any specific individual contribution or accomplishments.  The levels of equity-based awards were also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2015.

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

		Enterprise	EPCO and	Total
		Products	its other	Time
Named Executive Officer	Year	Partners	affiliates	Allocated
A. James Teague	2015	100%	--	100%
	2014	100%	--	100%
	2013	100%	--	100%

Michael A. Creel	2015	100%	--	100%
	2014	100%	--	100%
	2013	100%	--	100%

W. Randall Fowler	2015	75%	25%	100%
	2014	75%	25%	100%
	2013	75%	25%	100%

Bryan F. Bulawa	2015	85%	15%	100%

William Ordemann	2015	100%	--	100%
	2014	100%	--	100%
	2013	100%	--	100%

Graham W. Bacon	2015	100%	--	100%

In conclusion, we believe that each of the base salary, discretionary cash bonus awards, long-term incentive awards and retention agreements, as applicable, fit our overall compensation objectives, as well as those of EPCO, and are designed to avoid risks that are likely to conflict with our risk management policies.

Grants of Equity-Based Awards in Fiscal Year 2015
The following table presents information concerning each 2015 grant of an equity-based award to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Exercise or Base Price of Option Awards	Grant Date Fair Value of Unit Awards
		Estimated Future Payouts Under
		Equity Incentive Plan Awards
	Grant	Threshold	Target	Maximum
Named Executive Officer	Date	(#)	(#)	(#)	($/Unit)	($) (1,2)
Phantom unit awards:
A. James Teague	2/18/15	--	120,700	--	--	$4,108,628
Michael A. Creel	2/18/15	--	120,700	--	--	4,108,628
W. Randall Fowler	2/18/15	--	80,000	--	--	2,042,400
Bryan F. Bulawa	2/18/15	--	28,000	--	--	810,152
William Ordemann	2/18/15	--	30,000	--	--	1,021,200
	8/03/15	--	6,500	--	--	177,515
Graham W. Bacon	2/18/15	--	30,000	--	--	1,021,200

(1)     Amounts presented reflect that portion of grant date fair value allocable to us based on the average percentage of time each named executive officer spent on our consolidated businesses during 2015. Based on current allocations, we estimate that the compensation expense we record for Messrs. Teague, Fowler, Bulawa, Ordemann and Bacon with respect to these phantom unit awards will approximate the grant date fair value amounts over the vesting period. Since Mr. Creel retired on December 31, 2015, his February 2015 phantom unit award was fully expensed through December 31, 2015, which was the end of his service period.
(2)     The closing price per unit of our common units on February 18, 2015 and August 3, 2015 was $34.04 and $27.31, respectively.

In connection with the phantom unit awards noted above, each named executive officer was granted distribution equivalent rights ("DERs," see description below).  The phantom unit awards and the associated DERs granted to the named executive officers in 2015 were made under the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (the "2008 Plan").

Grant date fair value amounts presented in the preceding table are based on certain assumptions and considerations made by management.  For information about assumptions utilized in the valuation of these awards, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report, the applicable disclosures of which are incorporated by reference into this Item 11.

Summary of Long-Term Incentive Arrangements Underlying 2015 Award Grants
The 2008 Plan provides for incentive awards to EPCO's key employees and non-employee directors and consultants who perform management, administrative or operational functions for us or our affiliates. Awards granted under the 2008 Plan may be in the form of unit options, restricted common units, phantom units, DERs, unit appreciation rights ("UARs") and other unit-based awards or substitute awards.  As of December 31, 2015, no UARs have been granted to employees under the 2008 Plan.

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

A DER entitles the recipient to non-forfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the recipient (on the date of record for each quarterly cash distribution to common unitholders) and the cash distribution per common unit paid by us to our common unitholders.  The following cash payments were made to the named executive officers in connection with their outstanding phantom unit awards and tandem DERs during the year ended December 31, 2015:  Mr. Teague, $311,548; Mr. Creel, $311,548; Mr. Fowler, $201,450; Mr. Bulawa, $67,811; Mr. Ordemann, $85,703; and Mr. Bacon, $73,400.  Since our phantom unit awards are expected to result in the issuance of common units at vesting, cash payments made in connection with the DERs are charged to partners' equity.

Equity-Based Awards Outstanding at December 31, 2015
The following information summarizes each named executive officer's long-term incentive awards outstanding at the close of business on December 31, 2015.

		Option Awards				Unit Awards
	Vesting	Number of Units Underlying Options Exercisable	Number of Units Underlying Options Unexercisable	Option Exercise	Option	Number of Units That Have	Market Value of Units That Have Not Vested

				Price	Expiration	Not Vested
Named Executive Officer	Date	(#)	(#)	($/Unit)	Date	(#) (1)	($) (2)
Restricted common unit awards: (3)
A. James Teague	Various (1)	--	--	--	--	104,600	$2,675,668
W. Randall Fowler	Various (1)	--	--	--	--	75,000	1,918,500
Bryan F. Bulawa	Various (1)	--	--	--	--	24,372	623,436
William Ordemann	Various (1)	--	--	--	--	30,000	767,400
Graham W. Bacon	Various (1)	--	--	--	--	22,750	581,945

Phantom unit awards: (4)
A. James Teague	Various (1)	--	--	--	--	227,200	5,811,776
W. Randall Fowler	Various (1)	--	--	--	--	147,500	3,773,050
Bryan F. Bulawa	Various (1)	--	--	--	--	49,974	1,278,335
William Ordemann	Various (1)	--	--	--	--	66,500	1,701,070
Graham W. Bacon	Various (1)	--	--	--	--	54,000	1,381,320

(1)     Amounts represent the total number of awards outstanding for each named executive officer.
(2)     Amounts derived by multiplying the total number of restricted common unit or phantom unit awards outstanding for each named executive officer by the closing price of our common units at December 31, 2015 (the last trading day of 2015) of $25.58 per unit.
(3)     Of the 256,722 non-vested restricted common unit awards presented in the table, 169,748 vest in 2016 and 86,974 vest in 2017.
(4)     Of the 545,174 non-vested phantom unit awards presented in the table, 157,126 vest in 2016 and 157,124 vest in each of the years 2017 and 2018 and 73,800 vest in 2019.

In accordance with our existing retirement guidelines, the vesting of Mr. Creel's equity-based awards was accelerated to December 31, 2015.   At December 31, 2015, he had 108,200 restricted common unit awards and 227,200 phantom unit awards outstanding.   Based on the closing price of our common units on December 31, 2015, the market value of his restricted common unit awards and phantom unit awards outstanding on that date was approximately $2.8 million and $5.8 million, respectively.  The compensation expense associated with these awards was fully recognized as of December 31, 2015, which was the last day of his service period.   The vesting of these awards was processed in February 2016.

Option Exercises and Units Vested
The following table presents the exercise of unit options by and vesting of restricted common unit and phantom unit awards to our named executive officers during the year ended December 31, 2015.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to other entities under the ASA.

	Option Awards		Unit Awards
	Number of		Number of
	Units	Value	Units	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Named Executive Officer	(#) (1)	($) (2)	(#) (1)	($) (3)
A. James Teague:
Option awards	120,000	$2,238,600
Restricted common unit awards			90,500	$3,044,939
Phantom unit awards			35,500	1,199,545
Michael A. Creel:
Option awards	180,000	3,455,100
Restricted common unit awards			103,900	3,494,509
Phantom unit awards			35,500	1,199,545
W. Randall Fowler:
Option awards	120,000	2,238,600
Restricted common unit awards			72,000	2,421,600
Phantom unit awards			22,500	760,275
Bryan F. Bulawa:
Option awards	40,000	568,100
Restricted common unit awards			23,350	785,343
Phantom unit awards			7,326	247,546
William Ordemann:
Option awards	120,000	1,989,000
Restricted common unit awards			35,000	1,176,650
Phantom unit awards			10,000	337,900
Graham W. Bacon:
Restricted common unit awards			18,750	630,923
Phantom unit awards			8,000	270,320

(1)     Represents the gross number of common units acquired upon exercise of unit options and vesting of restricted common unit and phantom unit awards before adjustments for applicable tax withholdings.
(2)     Amount determined by multiplying the number of gross common units acquired upon exercise of unit options by the difference between the closing price of our common units on the date of exercise and the exercise price.
(3)     Amount determined by multiplying the gross number of restricted common unit and phantom unit awards that vested during 2015 by the closing price of our common units on the date of vesting.

EPCO's long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units. There were no unit option awards outstanding at December 31, 2015. All such awards were exercised during 2015.

Potential Payments Upon Termination or Change-in-Control
Messrs. Teague, Fowler, Bulawa, Ordemann and Bacon do not have any employment agreements that call for the payment of termination or severance benefits or provide for any payments in the event of a change in control of our general partner.

Vesting of equity-based awards under EPCO's long-term incentive plans are subject to acceleration upon a qualifying termination, including termination after a change of control of our general partner.  Qualifying termination under such awards generally means a termination as an employee of EPCO or an affiliated group member (i) upon death, (ii) a qualifying long-term disability, (iii) a qualifying retirement, or (iv) within one year after a change of control (as defined), other than a termination for cause (as defined) or termination by such person that is not a qualifying termination for good reason (as defined).  A "change of control" under these award agreements is generally defined to mean that the descendants, heirs and/or legatees, and/or trusts (including, without limitation, one or more voting trusts) established for the benefit of Dan L. Duncan's descendants, heirs and/or legatees, collectively, cease, directly or indirectly, to control our general partner.   Mr. Duncan passed away in March 2010.

Compensation Committee Report
We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers are made, as applicable, by EPCO, our CEO, our President, and the Audit and Conflicts Committee of our general partner.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2015.

Submitted by:           Randa Duncan Williams
Richard H. Bachmann
A. James Teague
W. Randall Fowler
Carin M. Barth
Dr. F. Christian Flach
James T. Hackett
Charles E. McMahen
William C. Montgomery
Richard S. Snell

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2015.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers are made, as applicable, by EPCO, our CEO, our President, and the Audit and Conflicts Committee of our general partner.

Director Compensation

Neither we nor our general partner provide any additional compensation to employees of EPCO who serve as directors of our general partner.  Likewise, Dr. Flach does not receive any compensation for his services.

For calendar year 2015, the independent voting directors of our general partner were compensated as follows: (i) each received an $85,000 annual cash retainer and an annual grant of our common units having a fair market value, based on the closing price of such security on the trading day immediately preceding the date of grant, of approximately $85,000, (ii) if the individual served as a chairman of the Audit and Conflicts Committee, then he received an additional $20,000 annual cash retainer; and (iii) if the individual served as a chairman of the Governance Committee, then he received an additional $15,000 annual cash retainer.  The cash portion of the compensation described above (i) was payable quarterly and (ii) was prorated for the number of days in a calendar quarter that an individual serves as an independent voting director and/or as a chairman of the Audit and Conflicts Committee and/or the Governance Committee.

Our advisory directors, Messrs. Casey and Smith, each received a $150,000 annual cash retainer in 2015. As an honorary director, O.S. Andras received a $20,000 annual cash retainer.

The director compensation program for calendar year 2016 is expected to be the same as the one presented above for 2015.

We bear all costs attributable to the compensation of directors of our general partner. The following table summarizes compensation paid to the independent directors of our general partner during the year ended December 31, 2015:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Name	($)	($)	($)
Thurmon M. Andress (1)	$85,000	$85,012	$170,012
E. William Barnett (2)	100,000	85,012	185,012
Carin M. Barth (3)	21,250	--	21,250
Larry J. Casey (4)	150,000	--	150,000
James T. Hackett	85,000	85,012	170,012
Charles E. McMahen (5)	105,000	85,012	190,012
William C. Montgomery (3)	21,250	--	21,250
Edwin E. Smith (4)	150,000	--	150,000
Richard S. Snell	85,000	85,012	170,012
O.S. Andras (6)	20,000	--	20,000

(1)     Mr. Andress served as a member of Audit and Conflicts Committee in 2015. He was not re-elected to the Board for 2016.
(2)     Mr. Barnett served as chairman of the Governance Committee in 2015. He was not re-elected to the Board for 2016.
(3)     Ms. Barth and Mr. Montgomery were elected to the Board in October 2015; therefore, their cash compensation for 2015 was prorated. In addition, due to the timing of their election in late 2015, neither Ms. Barth nor Mr. Montgomery received a grant of common units in 2015.
(4)     Messrs. Casey and Smith serve as advisory directors.
(5)     Mr. McMahen serves as chairman of the Audit and Conflicts Committee.
(6)     Mr. Andras serves as an honorary director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
  Unitholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of January 31, 2016, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class
Common units	Randa Duncan Williams	680,989,923 (1)	33.7%
	1100 Louisiana Street, 10th Floor
	Houston, Texas 77002

(1)      For a detailed listing of the ownership amounts that comprise Ms. Duncan Williams' total beneficial ownership of our common units, see the table presented in the following section, "Security Ownership of Management," within this Item 12.

Ms. Duncan Williams is a DD LLC Trustee and an EPCO Trustee.  Ms. Duncan Williams is also currently Chairman and a director of EPCO and Chairman of the Board and a director of our general partner.  Ms. Duncan Williams disclaims beneficial ownership of the limited partner units beneficially owned by the EPCO Trustees and the DD LLC Trustees, except to the extent of her voting and dispositive interests in such units.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common units, including restricted common units, as of January 31, 2016 by (i) our named executive officers for 2015; (ii) the current directors of Enterprise GP; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at January 31, 2016	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by DD LLC Voting Trust:
Through DFI GP Holdings L.P.		81,688,412	4.0%
Through Dan Duncan LLC		41,762	*
Units controlled by EPCO Voting Trust:
Through EPCO		1,046,612	*
Through EPCO Investments, LLC		33,708,091	1.7%
Through EPCO Holdings, Inc.		550,428,808	27.3%
Units controlled by Alkek and Williams, Ltd.		326,000	*
Units controlled by family trusts (1)		13,737,108	*
Units owned personally (2)		13,130	*
Total for Randa Duncan Williams		680,989,923	33.7%

Richard H. Bachmann (3)	Director and Vice Chairman of the Board	1,362,801	*
A. James Teague (4,5)	Director and CEO	1,977,468	*
W. Randall Fowler (4,6)	Director and President	1,283,583	*
Carin M. Barth	Director	--	--
Dr. F. Christian Flach	Director	--	--
James T. Hackett (7)	Director	251,158	*
Charles E. McMahen	Director	87,554	*
William C. Montgomery	Director	26,500	*
Richard S. Snell (8)	Director	45,482	*
William Ordemann (4,9)	Executive Vice President	913,380	*
Graham W. Bacon (4,10)	Executive Vice President	159,084	*
Bryan F. Bulawa (4,11)	Senior Vice President and CFO	132,210	*
Michael A. Creel (4,12)	Former CEO	1,803,274	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (18 individuals in total) (13)		689,888,905	34.2%

* Represents a beneficial ownership of less than 1% of class
(1)    The number of common units presented for Ms. Duncan Williams includes (i) 10,406,489 common units held by family trusts for which she serves as a trustee but has disclaimed beneficial ownership (except to the extent of her pecuniary interest therein) and (ii) 3,330,619 common units held by a trust for which she and/or members of her immediate family are beneficiaries but for which she does not serve as a trustee and therefore disclaims beneficial ownership.
(2)    The number of common units presented for Ms. Duncan Williams includes 9,090 common units held by her spouse and 4,040 common units held jointly with her spouse.
(3)    The number of common units presented for Mr. Bachmann includes 9,588 common units held by his spouse.
(4)    These individuals are named executive officers for the year ended December 31, 2015.
(5)    The number of common units presented for Mr. Teague includes (i) 53,000 common units held by a trust and (ii) 469,493 common units held by Mr. Teague's spouse. In addition, the number of common units presented for Mr. Teague includes an aggregate 65,675 phantom units that vested in February 2016, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(6)    The number of common units presented for Mr. Fowler includes 500,000 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).  In addition, the number of common units presented for Mr. Fowler includes an aggregate 42,500 phantom units that vested in February 2016, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(7)    The number of common units presented for Mr. Hackett includes (i) 9,661 common units held by family trusts and (ii) 25,000 common units held by a family limited partnership.
(8)    The number of common units presented for Mr. Snell includes 2,956 common units held by his spouse.
(9)    The number of common units presented for Mr. Ordemann includes an aggregate 17,500 phantom units that vested in February 2016, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.

(10)  The number of common units presented for Mr. Bacon includes an aggregate 15,500 phantom units that vested in February 2016, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(11)  The number of common units presented for Mr. Bulawa includes an aggregate 14,326 phantom units that vested in February 2016, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(12)   Mr. Creel retired effective December 31, 2015.
(13)   Cumulatively, this group's beneficial ownership amount includes an aggregate 187,976 phantom units that vested in February 2016, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.

Privately held affiliates of EPCO (together with their respective subsidiaries) have pledged 118,000,000 of our common units that they own as security under such affiliates' credit facilities.  These credit facilities include customary provisions regarding potential events of default.  As a result, a change in ownership of these units could result if an event of default ultimately occurred.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015 regarding the long-term incentive plans of EPCO under which our common units are authorized for issuance.  For additional information regarding our equity-based compensation, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
1998 Plan (1)	--	--	3,073,703
2008 Plan (2)	--	--	16,669,007
Equity compensation plans not approved by unitholders:
None	--	--	--
Total for equity compensation plans	--	--	19,742,710

(1)    The total number of common units authorized for issuance under the 1998 Plan was 14,000,000 common units.
(2)    At December 31, 2015, the total number of common units authorized for issuance under the 2008 Plan was 30,000,000 common units.  This amount increased by 5,000,000 common units on January 1, 2016 and will increase by an additional 5,000,000 common units subsequently on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate amount available for issuance under the 2008 Plan exceed 70,000,000 common units.

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

As of January 5, 2016, the Audit and Conflicts Committee was comprised of three independent directors:  Charles E. McMahen, William C. Montgomery and Richard S. Snell.  In accordance with its charter, the Audit and Conflicts Committee reviews and approves related party transactions:

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

The Audit and Conflicts Committee did not review or approve any related party transactions during the year ended December 31, 2015.

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

Director Independence

Each of the current members of the Audit and Conflicts Committee, namely Messrs. McMahen, Montgomery and Snell, and two members of the Governance Committee, namely Ms. Barth and Mr. Hackett, have been determined to be independent under the applicable NYSE listing standards and rules of the SEC.  For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to "Partnership Governance" included under Part III, Item 10 of this annual report.

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and his compensation and other terms of employment are determined on a basis consistent with EPCO's human resources policies.  This individual earned total compensation from EPCO of approximately $200 thousand for 2015.

Item 14.  Principal Accountant Fees and Services.

With the approval of the Audit and Conflicts Committee of our general partner, we have engaged Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") as our independent registered public accounting firm and principal accountants.  The following table summarizes amounts billed to us by Deloitte & Touche for (or in) each of the years presented, as applicable:

	For the Year Ended December 31,
	2015 (1)	2014
Audit fees	$5,322,800	$4,679,000

(1)     Audit fees for 2015 include a one-time $900,000 charge for the audit of the financial statements of our Offshore Business. This special audit was required in connection with the sale of this business in July 2015. The audit fee was reimbursed to us by the buyer.

As presented in the preceding table, "Audit Fees" represent amounts billed for each year in connection with  (i) the audit of our annual financial statements and internal controls over financial reporting, (ii) the review of our quarterly financial statements filed on Form 10-Q, (iii) standalone audits of our consolidated subsidiaries and (iv) those services normally provided by Deloitte & Touche in connection with our statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters.  We did not engage Deloitte & Touche to perform any other services for us during the last two years.

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

We are prohibited from using Deloitte & Touche to perform general bookkeeping, human resources or management functions for us, and any other service not permitted by the Public Company Accounting Oversight Board.

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

10.7***
Amendment Letter to Restricted Unit and Phantom Unit Grant Awards under the Enterprise Products 1998 Long-Term Incentive Plan and/or the 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 18, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 2, 2015).

10.8***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 18, 2015 (incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 2, 2015).

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

10.14
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

10.18
Liquidity Option Agreement, dated as of October 1, 2014, between Enterprise Products Partners, L.P., Oiltanking Holding Americas, Inc., and Marquard & Bahls AG (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 1, 2014).

10.19
Support Agreement, dated as of November 11, 2014, by and among Enterprise Products Partners L.P., Enterprise Products Operating LLC and Oiltanking Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2014).

10.20
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

10.21***#	Retirement and Release Agreement, dated effective as of December 31, 2015, by and among Michael A. Creel and Enterprise Products Company.
12.1#	Computation of ratio of earnings to fixed charges for each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011.
21.1#	List of consolidated subsidiaries as of February 1, 2016.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2015.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2015.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2015.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2015.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2015.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.'s annual report on Form 10-K for the year ended December 31, 2015.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*

With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 2016.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 26, 2016.

Signature	Title (Position with Enterprise Products Holdings LLC)
/s/ Randa Duncan Williams	Director and Chairman of the Board
Randa Duncan Williams
/s/ Richard H. Bachmann	Director and Vice-Chairman of the Board
Richard H. Bachmann
/s/ A. James Teague	Director and Chief Executive Officer
A. James Teague
/s/ W. Randall Fowler	Director and President
W. Randall Fowler
/s/ Bryan F. Bulawa	Senior Vice President and Chief Financial Officer
Bryan F. Bulawa
/s/ Michael J. Knesek	Senior Vice President, Controller and Principal Accounting Officer
Michael J. Knesek
/s/ Carin M. Barth	Director
Carin M. Barth
/s/ Dr. F. Christian Flach	Director
Dr. F. Christian Flach
/s/ James T. Hackett	Director
James T. Hackett
/s/ Charles E. McMahen	Director
Charles E. McMahen
/s/ William C. Montgomery	Director
William C. Montgomery
/s/ Richard S. Snell	Director
Richard S. Snell

Item 8.  Financial Statements and Supplementary Data.

ENTERPRISE PRODUCTS PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Products Partners L.P. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

 /s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2016

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$19.0	$74.4
Restricted cash	15.9	--
Accounts receivable – trade, net of allowance for doubtful accounts of $12.1 at December 31, 2015 and $13.9 at December 31, 2014	2,569.9	3,823.0
Accounts receivable – related parties	1.2	2.8
Inventories	1,038.1	1,014.2
Derivative assets (see Note 14)	258.6	226.0
Prepaid and other current assets	410.3	350.3
Total current assets	4,313.0	5,490.7
Property, plant and equipment, net	32,034.7	29,881.6
Investments in unconsolidated affiliates	2,628.5	3,042.0
Intangible assets, net of accumulated amortization of $1,235.8 at December 31, 2015 and $1,246.3 at December 31, 2014 (see Note 7)	4,037.2	4,302.1
Goodwill (see Note 7)	5,745.2	4,300.2
Other assets	193.4	184.4
Total assets	$48,952.0	$47,201.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 8)	$1,863.9	$2,206.4
Accounts payable – trade	860.1	773.8
Accounts payable – related parties	84.1	118.9
Accrued product payables	2,484.4	3,853.3
Accrued liability related to EFS Midstream acquisition (see Note 12)	993.2	--
Accrued interest	352.1	335.5
Other current liabilities	528.8	585.8
Total current liabilities	7,166.6	7,873.7
Long-term debt (see Note 8)	20,826.7	19,157.4
Deferred tax liabilities	46.1	66.6
Other long-term liabilities	411.5	411.1
Commitments and contingencies (see Note 17)
Equity: (see Note 9)
Partners' equity:
Limited partners:
Common units (2,012,553,024 units outstanding at December 31, 2015 and 1,937,324,817 units outstanding at December 31, 2014)	20,514.3	18,304.8
Accumulated other comprehensive loss	(219.2)	(241.6)
Total partners' equity	20,295.1	18,063.2
Noncontrolling interests	206.0	1,629.0
Total equity	20,501.1	19,692.2
Total liabilities and equity	$48,952.0	$47,201.0

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenues:
Third parties	$26,955.6	$47,879.7	$47,661.1
Related parties	72.3	71.5	65.9
Total revenues (see Note 10)	27,027.9	47,951.2	47,727.0
Costs and expenses:
Operating costs and expenses:
Third parties	22,588.2	43,228.4	43,300.8
Related parties	1,080.5	992.1	937.9
Total operating costs and expenses	23,668.7	44,220.5	44,238.7
General and administrative costs:
Third parties	78.5	83.7	74.0
Related parties	114.1	130.8	114.3
Total general and administrative costs	192.6	214.5	188.3
Total costs and expenses (see Note 10)	23,861.3	44,435.0	44,427.0
Equity in income of unconsolidated affiliates	373.6	259.5	167.3
Operating income	3,540.2	3,775.7	3,467.3
Other income (expense):
Interest expense	(961.8)	(921.0)	(802.5)
Change in fair value of Liquidity Option Agreement (see Note 17)	(25.4)	--	--
Other, net	2.9	1.9	(0.2)
Total other expense, net	(984.3)	(919.1)	(802.7)
Income before income taxes	2,555.9	2,856.6	2,664.6
Benefit from (provision for) income taxes (see Note 16)	2.5	(23.1)	(57.5)
Net income	2,558.4	2,833.5	2,607.1
Net income attributable to noncontrolling interests (see Note 9)	(37.2)	(46.1)	(10.2)
Net income attributable to limited partners	$2,521.2	$2,787.4	$2,596.9

Earnings per unit: (see Note 11)
Basic earnings per unit	$1.28	$1.51	$1.45
Diluted earnings per unit	$1.26	$1.47	$1.41

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$2,558.4	$2,833.5	$2,607.1
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	214.9	161.3	(46.9)
Reclassification of losses (gains) to net income	(228.2)	(76.7)	22.1
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	--	--	6.6
Reclassification of losses to net income	35.3	32.4	29.2
Total cash flow hedges	22.0	117.0	11.0
Other	0.4	0.4	0.4
Total other comprehensive income	22.4	117.4	11.4
Comprehensive income	2,580.8	2,950.9	2,618.5
Comprehensive income attributable to noncontrolling interests	(37.2)	(46.1)	(10.2)
Comprehensive income attributable to limited partners	$2,543.6	$2,904.8	$2,608.3

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$2,558.4	$2,833.5	$2,607.1
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,516.0	1,360.5	1,217.6
Non-cash asset impairment charges (see Note 14)	162.6	34.0	92.6
Equity in income of unconsolidated affiliates	(373.6)	(259.5)	(167.3)
Distributions received from unconsolidated affiliates	462.1	375.1	251.6
Net losses (gains) attributable to asset sales and insurance recoveries (see Note 19)	15.6	(102.1)	(83.3)
Gains on early extinguishment of debt	(1.6)	--	--
Deferred income tax expense (benefit)	(20.6)	6.1	37.9
Changes in fair value of Liquidity Option Agreement	25.4	--	--
Changes in fair market value of derivative instruments	(18.4)	30.6	1.4
Net effect of changes in operating accounts (see Note 19)	(323.3)	(108.2)	(97.6)
Other operating activities	(0.2)	(7.8)	5.5
Net cash flows provided by operating activities	4,002.4	4,162.2	3,865.5
Investing activities:
Capital expenditures	(3,830.7)	(2,892.9)	(3,408.2)
Contributions in aid of construction costs	19.1	28.9	26.0
Decrease (increase) in restricted cash	(15.9)	65.6	(61.3)
Cash used for business combinations, net of cash received (see Note 12)	(1,056.5)	(2,416.8)	--
Investments in unconsolidated affiliates	(162.6)	(722.4)	(1,094.1)
Proceeds from asset sales and insurance recoveries (see Note 19)	1,608.6	145.3	280.6
Other investing activities	(3.8)	(5.6)	(0.5)
Cash used in investing activities	(3,441.8)	(5,797.9)	(4,257.5)
Financing activities:
Borrowings under debt agreements	21,081.1	18,361.1	13,852.8
Repayments of debt	(19,867.2)	(14,341.1)	(12,680.6)
Debt issuance costs	(24.0)	(41.2)	(23.7)
Monetization of interest rate derivative instruments (see Note 14)	--	27.6	(168.8)
Cash distributions paid to limited partners (see Note 9)	(2,943.7)	(2,638.1)	(2,400.3)
Cash payments made in connection with distribution equivalent rights	(7.7)	(3.7)	--
Cash distributions paid to noncontrolling interests (see Note 9)	(48.0)	(48.6)	(8.9)
Cash contributions from noncontrolling interests (see Note 9)	54.0	4.0	115.4
Net cash proceeds from the issuance of common units	1,188.6	388.8	1,792.0
Other financing activities	(49.1)	(55.6)	(45.1)
Cash provided by (used in) financing activities	(616.0)	1,653.2	432.8
Net change in cash and cash equivalents	(55.4)	17.5	40.8
Cash and cash equivalents, January 1	74.4	56.9	16.1
Cash and cash equivalents, December 31	$19.0	$74.4	$56.9

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 9 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners' Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2012	$13,558.1	$(370.4)	$108.3	$13,296.0
Net income	2,596.9	--	10.2	2,607.1
Cash distributions paid to limited partners	(2,400.3)	--	--	(2,400.3)
Cash distributions paid to noncontrolling interests	--	--	(8.9)	(8.9)
Cash contributions from noncontrolling interests	--	--	115.4	115.4
Net cash proceeds from the issuance of common units	1,792.0	--	--	1,792.0
Amortization of fair value of equity-based awards	72.4	--	--	72.4
Cash flow hedges	--	11.0	--	11.0
Other	(45.3)	0.4	0.6	(44.3)
Balance, December 31, 2013	15,573.8	(359.0)	225.6	15,440.4
Net income	2,787.4	--	46.1	2,833.5
Cash distributions paid to limited partners	(2,638.1)	--	--	(2,638.1)
Cash payments made in connection with distribution equivalent rights	(3.7)	--	--	(3.7)
Cash distributions paid to noncontrolling interests	--	--	(48.6)	(48.6)
Cash contributions from noncontrolling interests	--	--	4.0	4.0
Common units issued and noncontrolling interests acquired in connection with Step 1 of Oiltanking acquisition	2,171.5	--	1,397.2	3,568.7
Net cash proceeds from the issuance of common units	388.8	--	--	388.8
Amortization of fair value of equity-based awards	81.8	--	5.2	87.0
Cash flow hedges	--	117.0	--	117.0
Other	(56.7)	0.4	(0.5)	(56.8)
Balance, December 31, 2014	18,304.8	(241.6)	1,629.0	19,692.2
Net income	2,521.2	--	37.2	2,558.4
Cash distributions paid to limited partners	(2,943.7)	--	--	(2,943.7)
Cash payments made in connection with distribution equivalent rights	(7.7)	--	--	(7.7)
Cash distributions paid to noncontrolling interests	--	--	(48.0)	(48.0)
Cash contributions from noncontrolling interests	--	--	54.0	54.0
Common units issued in connection with Step 2 of Oiltanking acquisition	1,408.7	--	(1,408.7)	--
Removal of noncontrolling interests in connection with sale of Offshore Business	--	--	(62.1)	(62.1)
Net cash proceeds from the issuance of common units	1,188.6	--	--	1,188.6
Amortization of fair value of equity-based awards	92.4	--	--	92.4
Cash flow hedges	--	22.0	--	22.0
Other	(50.0)	0.4	4.6	(45.0)
Balance, December 31, 2015	$20,514.3	$(219.2)	$206.0	$20,501.1

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees ("DD LLC Trustees") of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the "Board") of Enterprise GP; (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) Dr. Ralph S. Cunningham.  Ms. Duncan Williams and Mr. Bachmann also currently serve as managers of Dan Duncan LLC along with W. Randall Fowler, who is also a director and President of Enterprise GP.

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 33.6% of our limited partner interests at December 31, 2015.

References to "Oiltanking" and "Oiltanking GP" mean Oiltanking Partners, L.P. and OTLP GP, LLC, the general partner of Oiltanking, respectively. In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking, all of the member interests of Oiltanking GP and the incentive distribution rights ("IDRs") held by Oiltanking GP from Oiltanking Holding Americas, Inc. ("OTA"), a U.S. corporation, as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this acquisition.  See Note 12 for additional information regarding this acquisition.

References to "TEPPCO" mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

References to "Offshore Business" refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. ("Genesis") in July 2015.  See Note 5 for information regarding this sale.

References to "EFS Midstream" mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company ("Pioneer") and Reliance Industries Limited ("Reliance").  See Note 12 for additional information regarding this acquisition.

Note 1.  Partnership Operations, Organization and Basis of Presentation

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "EPD."  We were formed in April 1998 to own and operate certain natural gas liquid ("NGL") related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States ("U.S."), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas or "LPG"); crude oil gathering, transportation, storage and terminals; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems and in the Gulf of Mexico.  Our assets currently include approximately 49,000 miles of pipelines; 250 million barrels ("MMBbls") of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 billion cubic feet ("Bcf") of natural gas storage capacity.  All statistical data (e.g., pipeline mileage, processing capacity and similar operating metrics) in these notes to consolidated financial statements are unaudited.

Our historical operations are reported under five business segments: (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services, (iv) Petrochemical & Refined Products Services and (v) Offshore Pipelines & Services. On July 24, 2015, we completed the sale of our Offshore Business, which primarily consisted of our Offshore Pipelines & Services segment. Our consolidated financial statements reflect ownership of the Offshore Business through July 24, 2015. See Note 10 for additional information regarding our business segments.

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

The following table presents our allowance for doubtful accounts activity for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$13.9	$7.5	$13.2
Charged to costs and expenses	0.8	8.4	2.1
Deductions	(2.6)	(2.0)	(7.8)
Balance at end of period	$12.1	$13.9	$7.5

See "Credit Risk" in Note 18 for additional information.

Cash and Cash Equivalents
Cash and cash equivalents represent unrestricted cash on hand and highly liquid investments with original maturities of less than three months from the date of purchase.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation Policy
Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries in which we have a controlling interest, after the elimination of all intercompany accounts and transactions.  We also consolidate other entities and ventures in which we possess a controlling financial interest as well as partnership interests where we are the sole general partner of the partnership.  We evaluate our financial interests in business enterprises to determine if they represent variable interest entities where we are the primary beneficiary.  If such criteria are met, we consolidate the financial statements of such businesses with those of our own.  Third party or affiliate ownership interests in our controlled subsidiaries are presented as noncontrolling interests.  See Note 9 for information regarding noncontrolling interests.

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

Current Assets and Current Liabilities
We present, as individual captions in our Consolidated Balance Sheets, all components of current assets and current liabilities that exceed 5% of total current assets and current liabilities, respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of our derivative instruments do not qualify for hedge accounting treatment; therefore, these instruments are accounted for using mark-to-market accounting.

For certain physical forward commodity derivative contracts, we apply the normal purchase/normal sale exception, whereby changes in the mark-to-market values of such contracts are not recognized in income.  As a result, the revenues and expenses associated with such physical transactions are recognized during the period when volumes are physically delivered or received.  Physical forward commodity contracts subject to this exception are evaluated for the probability of future delivery and are periodically back-tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future.  See Note 14 for additional information regarding our derivative instruments.

Environmental Costs
Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management's best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2015, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity of our environmental reserves for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$15.6	$9.9	$13.7
Charged to costs and expenses	6.4	11.9	3.9
Acquisition-related additions and other	1.1	2.5	0.7
Deductions	(10.1)	(8.7)	(8.4)
Balance at end of period	$13.0	$15.6	$9.9

At December 31, 2015 and 2014, $5.8 million and $8.1 million, respectively, of our environmental reserves were classified as current liabilities.

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

The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

▪	Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date. Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the New York Mercantile Exchange ("NYMEX")). Our Level 1 fair values consist of financial assets and liabilities such as exchange-traded commodity derivative instruments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪	Level 2 fair values are based on pricing inputs other than quoted prices in active markets (as reflected in Level 1 fair values) and are either directly or indirectly observable as of the measurement date. Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies. Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures. Substantially all of these assumptions (i) are observable in the marketplace throughout the full term of the instrument; (ii) can be derived from observable data; or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals). Our Level 2 fair values primarily consist of commodity derivative instruments such as forwards, swaps and other instruments transacted on an exchange or over-the-counter and interest rate derivative instruments. The fair values of these derivative instruments are based on observable price quotes for similar products and locations. The fair value of our interest rate derivatives are determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest rate swap settlements.

▪	Level 3 fair values are based on unobservable inputs. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect management's ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk). Unobservable inputs are based on the best information available to us in the circumstances, which might include our internally developed data. Level 3 inputs are typically used in connection with internally developed valuation methodologies where we make our best estimate of an instrument's fair value. With regards to commodity derivatives, our Level 3 fair values primarily consist of ethane, propane, normal butane and natural gasoline-based contracts with terms greater than one year and certain options used to hedge natural gas storage inventory and transportation capacities. In addition, we often rely on price quotes from reputable brokers who publish price quotes on certain products and compare these prices to other reputable brokers for the same products in the same markets whenever possible. These prices, when combined with data from our commodity derivative instruments, are used in our models to determine the fair value of such instruments.

Transfers within the fair value hierarchy routinely occur for certain term contracts as prices and other inputs used for the valuation of future delivery periods become more observable with the passage of time.  Other transfers are made periodically in response to changing market conditions that affect liquidity, price observability and other inputs used in determining valuations.  We deem any such transfers to have occurred at the end of the quarter in which they transpired.  There were no transfers between Level 1 and 2 during the years ended December 31, 2015 and 2014.

We have a risk management policy that covers our Level 3 commodity derivatives.  Governance and oversight of risk management activities for these commodities are provided by our Chief Executive Officer with guidance and support from a risk management committee ("RMC") that meets quarterly (or on a more frequent basis, if needed).  Members of executive management attend the RMC meetings, which are chaired by the head of our commodities risk control group.  This group is responsible for preparing and distributing daily reports and risk analysis to members of the RMC and other appropriate members of management.  These reports include mark-to-market valuations with the one-day and month-to-date changes in fair values.  This group also develops and validates the forward commodity price curves used to estimate the fair values of our Level 3 commodity derivatives.  These forward curves incorporate published indexes, market quotes and other observable inputs to the extent available.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our reporting unit estimated fair values are based on assumptions regarding the future economic prospects of the businesses that comprise each reporting unit.  Such assumptions include: (i) discrete financial forecasts for the assets classified within the reporting unit, which, in turn, rely on management's estimates of operating margins, throughput volumes and similar factors; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  We believe the assumptions we use in estimating reporting unit fair values are consistent with those that would be employed by market participants is their fair value estimation process. Based on our most recent goodwill impairment test at December 31, 2015, each reporting unit's fair value was substantially in excess of its carrying value (i.e., by at least 10%).

See Note 7 for additional information regarding goodwill.

Impairment Testing for Long-Lived Assets
Long-lived assets (including intangible assets with finite useful lives and property, plant and equipment) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset's carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset's carrying value over its estimated fair value is recorded.  Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.  See Note 14 for information regarding impairment charges related to long-lived assets.

Impairment Testing for Unconsolidated Affiliates
We evaluate our equity method investments for impairment when events or changes in circumstances indicate that there is a loss in value of the investment attributable to an other than temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity's industry.  In the event we determine that the loss in value of an investment is an other than temporary decline, we record a charge to equity earnings to adjust the carrying value of the investment to its estimated fair value.  There were no impairment charges in 2015 and 2014 related to our equity method investments.  See Note 6 for information regarding our equity method investments, and Note 14 for information for the related impairment charge recorded during 2013.

Inventories
Inventories primarily consist of NGLs, petrochemicals, refined products, crude oil and natural gas volumes that are valued at the lower of average cost or market.   We capitalize, as a cost of inventory, shipping and handling charges (e.g., pipeline transportation and storage fees) and other related costs associated with purchased volumes.  As volumes are sold and delivered out of inventory, the cost of these volumes (including freight-in charges that have been capitalized as part of inventory cost) are charged to operating costs and expenses.  Shipping and handling fees associated with products we sell and deliver to customers are charged to operating costs and expenses as incurred.  See Note 4 for additional information regarding our inventories.

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

See Note 5 for additional information regarding our property, plant and equipment and AROs.

Recent Accounting Developments
Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board finished their joint project in the area of revenue recognition.  The resulting accounting standards update eliminates the specific transaction and industry revenue recognition guidance under current U.S. GAAP and replaces it with a principles based approach for determining revenue recognition.

The core principle in the new guidance is that a company should recognize revenue in a manner that fairly depicts the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive for those goods or services.  In order to apply this core principle, companies will apply the following five steps in determining the amount of revenues to recognize: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied. Each of these steps involves management's judgment and an analysis of the contract's material terms and conditions.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In light of this recently issued accounting guidance, we started the process of reviewing our revenue contracts in 2015; however, due to the early stage of this process, we are currently not in a position to estimate the impact the new guidance will have on our consolidated financial statements. We expect to adopt the new standard on January 1, 2018 using the modified retrospective approach. This approach allows us to apply the new standard to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts as of January 1, 2018 through a cumulative adjustment to equity.  Consolidated revenues for periods prior to January 1, 2018 would not be revised.

Leases.  A new lease accounting model is being introduced by the FASB. Under the new guidance, substantially all leases (with the exception of leases with a term of 12 months or less) will be recorded on the balance sheet and be classified as either "finance" or "operating" leases on the basis of whether the lessee effectively obtains control of the underlying asset during lease term. A lease would be classified as a finance lease if a lessee meets one of five classification criteria that are generally consistent with current lease accounting guidance. Alternatively, a lease would be classified as an operating lease if it does not meet this criteria. Regardless of classification, the initial measurement of both finance leases and operating leases will result in the balance sheet recognition of a "right-of-use asset" and a corresponding lease liability, which will be recognized at the present value of the lease payments.

The subsequent measurement of each type of lease varies. Leases classified as a finance lease are accounted for using the effective interest method. Under this approach, a lessee would separately amortize the right of use asset (in a manner similar to depreciation) and the discount on the lease liability (as a component of interest expense). Interest expense is separately recorded since a finance lease is viewed as the purchasing and financing of a leased asset. On the cash flow statement, amortization associated with this type of lease would be presented as an adjustment to net income within operating activities and payments on the principal portion of the lease liability would be classified as a financing activity cash outflow.

Leases classified as an operating lease would recognize a single lease expense amount that is recorded on a straight-line basis (or another systematic basis if more appropriate), which combines the unwinding of the discount on the lease liability with the amortization of the right of use asset. For purposes of cash flow statement presentation, operating lease payments would be a component of operating activities.

Due to the recent nature of this guidance, we are currently not in a position to estimate its future impact on our consolidated financial statements.  Based on the parameters outlined by the FASB, we expect to adopt the new lease accounting model in 2019.

Restricted Cash
Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or deposit requirements change.  At December 31, 2015, our restricted cash amount was $15.9 million.  We did not have any restricted cash as of December 31, 2014.  See Note 14 for information regarding our derivative instruments and hedging activities.

Note 3.  Revenue Recognition

In general, we recognize revenue from our customers when all of the following criteria are met:  (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer's price is fixed or determinable and (iv) collectibility is reasonably assured.  Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  The following information summarizes our revenue recognition policies by business segment.  See Note 10 for general information regarding our business segments.

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

Revenues from NGL pipeline transportation contracts and tariffs are generally based upon a fixed fee per gallon (subject to escalation, if applicable) of liquids transported multiplied by the volume delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission ("FERC"), or contractual arrangements.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain NGL pipeline transportation agreements (e.g., those associated with committed shippers on our Texas Express Pipeline, Front Range Pipeline, ATEX and Aegis Ethane Pipeline) customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper "make-up rights").  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crude Oil Pipelines & Services
Revenues from crude oil transportation contracts and tariffs are generally based upon a fixed fee per barrel (subject to escalation, if applicable) transported multiplied by the volume delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Typically, revenue associated with these arrangements is recognized when volumes are transported and delivered; however, under certain of our crude oil pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper's ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

Revenue from our condensate gathering, processing and stabilization services as well as gathering, treating and compression services is recognized based upon the higher of actual volumes handled or minimum volume commitments. Fees charged for the underlying services are contractually fixed and, if applicable, subject to escalation. With respect to those agreements having minimum volume commitments, the producer pays a deficiency fee when its volumes do not meet contractually defined minimum volume thresholds (there are no make-up rights in connection with these agreements).  Under certain of the contracts, if actual volumes handled during a period exceed the respective minimum volume commitment, the excess volume serves to reduce future minimum volume commitments (for periods up to two years in the future), thus reducing any potential deficiency fees that the producer may pay in the future.

Under our crude oil terminaling agreements, we charge customers for crude oil storage based on storage capacity reservation agreements, where we collect a fee for reserving storage capacity for customers at our terminals.  Under these agreements, revenue is recognized ratably over the specified reservation period.  In addition, we charge our customers throughput (or pumpover) fees based on volumes withdrawn from our terminals.  Revenue is also generated from fee-based trade documentation services and is recognized as services are completed.

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

Natural Gas Pipelines & Services
Our natural gas pipelines typically generate revenues from transportation agreements under which shippers are billed a fee per unit of volume transported multiplied by the volume gathered or delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Certain of our natural gas pipelines offer firm capacity reservation services whereby the shipper pays a contractual fee based on the level of throughput capacity reserved (whether or not the shipper actually utilizes such capacity).  Revenues are recognized when volumes have been delivered to customers or in the period we provide firm capacity reservation services.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Petrochemical & Refined Products Services
Our propylene fractionation, butane isomerization and deisobutanizer facilities generate revenue through fee-based arrangements, which typically include a base-processing fee subject to adjustment for changes in power, fuel and labor costs, all of which are the primary costs of propylene fractionation and butane isomerization.  Our butane isomerization and deisobutanizer operations also generate revenue from the sale and delivery of by-products. Revenue resulting from such agreements is recognized in the period the services are provided.  Revenues from our petrochemical pipeline transportation contracts are primarily based upon a fixed fee per volume transported (typically measured in gallons or pounds and subject to escalation, if applicable) multiplied by the volume delivered.

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

Pipelines transporting refined products generate revenues through contracts and tariffs as customers are billed a fixed fee per barrel (subject to escalation, if applicable) of liquids transported multiplied by the volume delivered.  The fees charged under these arrangements are either contractual or regulated by governmental agencies, including the FERC.  Revenue associated with these fee-based contracts and tariffs is recognized when volumes have been delivered.  Revenue from our refined products storage facilities is based on capacity reservation agreements where we collect a fee for reserving a defined storage capacity for customers at our facilities. Under these contracts, revenue is recognized ratably over the length of the storage period.  Revenue from product terminaling activities is recorded in the period such services are provided.  Customers are typically billed a fee per unit of volume loaded.

Revenue is also generated from the provision of inland and offshore marine transportation of refined products, crude oil, condensate, asphalt, heavy fuel oil, LPG and other petroleum products via tow boats and tank barges.  Under our marine services transportation contracts, revenue is recognized over the transit time of individual tows as determined on an individual contract basis, which is generally less than ten days in duration.  Revenue from these contracts is typically based on set day rates or a set fee per cargo movement.  The costs of fuel, substantially all of which is a pass through expense, and other specified operational fees and costs are directly reimbursed by the customer under most of these contracts.

Offshore Pipelines & Services
In July 2015, we sold our Offshore Business to Genesis. See Note 5 for additional information related to the sale of our Offshore Business.

Revenue from offshore pipelines was generally based upon a fixed fee per unit of volume gathered or transported multiplied by the volume delivered.  Transportation fees were based either on contractual arrangements or tariffs regulated by the FERC.  Revenue associated with these fee-based contracts and tariffs was recognized when volumes were delivered.

Revenues from offshore platform services generally consisted of demand fees and commodity charges.  Revenues from offshore platform services were recognized in the period the services were provided.  Demand fees represented charges to customers served by offshore platforms regardless of the volume the customer actually delivered to the platform.  Revenue from commodity charges was based on a fee per unit of volume delivered to the platform multiplied by the total volume of each product delivered.  Contracts for platform services often included both demand fees and commodity charges, but demand fees generally expired after a contractually fixed period of time.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2015	2014
NGLs	$639.9	$579.1
Petrochemicals and refined products	148.0	295.6
Crude oil	222.1	97.8
Natural gas	28.1	41.7
Total	$1,038.1	$1,014.2

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or market adjustments for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Cost of sales (1)	$19,612.9	$40,464.1	$40,770.2
Lower of cost or market adjustments within cost of sales	19.8	22.8	18.5
(1)    Cost of sales is a component of "Operating costs and expenses," as presented on our Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Due to fluctuating commodity prices, we recognize lower of cost or market adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales in the period they are recognized.  To the extent our commodity hedging strategies address inventory-related price risks and are successful, these inventory valuation adjustments are mitigated or offset.  See Note 14 for a description of our commodity hedging activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life	December 31,
	in Years	2015	2014
Plants, pipelines and facilities (1)	3-45 (6)	$32,525.0	$30,834.9
Underground and other storage facilities (2)	5-40 (7)	3,000.5	2,584.2
Platforms and facilities (3)	20-31	--	659.7
Transportation equipment (4)	3-10	159.9	154.2
Marine vessels (5)	15-30	769.8	796.4
Land		262.7	262.6
Construction in progress		3,894.0	2,754.7
Total		40,611.9	38,046.7
Less accumulated depreciation		8,577.2	8,165.1
Property, plant and equipment, net		$32,034.7	$29,881.6

(1)  Plants, pipelines and facilities include processing plants; NGL, natural gas, crude oil and petrochemical and refined products pipelines; terminal loading and unloading facilities; buildings; office furniture and equipment; laboratory and shop equipment and related assets.
(2)  Underground and other storage facilities include underground product storage caverns; above ground storage tanks; water wells and related assets.
(3)  Platforms and facilities included offshore platforms and related facilities and other associated assets located in the Gulf of Mexico prior to the sale of our Offshore Business.
(4)  Transportation equipment includes tractor-trailer tank trucks and other vehicles and similar assets used in our operations.
(5)  Marine vessels include tow boats, barges and related equipment used in our marine transportation business.
(6)  In general, the estimated useful lives of major assets within this category are: processing plants, 20-35 years; pipelines and related equipment, 5-45 years; terminal facilities, 10-35 years; buildings, 20-40 years; office furniture and equipment, 3-20 years; and laboratory and shop equipment, 5-35 years.
(7)  In general, the estimated useful lives of assets within this category are: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.

The carrying values of certain fixed asset categories increased primarily as a result of the acquisition of EFS Midstream in July 2015. See Note 12 for information regarding this acquisition.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Depreciation expense (1)	$1,161.6	$1,114.1	$1,012.4
Capitalized interest (2)	149.1	77.9	133.0
(1)   Depreciation expense is a component of "Costs and expenses" as presented on our Statements of Consolidated Operations.
(2)   Capitalized interest is a component of "Interest expense" as presented on our Statements of Consolidated Operations.

Sale of Offshore Business
In July 2015, we completed the sale of our Offshore Business, which primarily consisted of our Offshore Pipelines & Services business segment, to Genesis for approximately $1.53 billion in cash. Our Offshore Business served drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Alabama, Louisiana, Mississippi and Texas and included approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms. Our results of operations reflect ownership of the Offshore Business through July 24, 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the time of sale, the carrying value of the net assets of the Offshore Business totaled approximately $1.59 billion, which included current assets of $26.9 million, property, plant and equipment of $1.14 billion, investments in unconsolidated affiliates of $482.4 million, intangible assets of $37.1 million and goodwill of $82.0 million.  Total liabilities were $116.4 million and noncontrolling interests were $62.2 million at that date.  In total, we recorded non-cash losses of $67.1 million for the Offshore Business during 2015, including a $54.8 million asset impairment charge during the second quarter of 2015 and a $12.3 million loss on the sale in July 2015.

We viewed our Offshore Business as an extension of our midstream energy services network. As such, the sale of these assets did not represent a strategic shift in our consolidated operations, and their sale does not have a major effect on our financial results. At December 31, 2014, segment assets for our Offshore Pipelines & Services segment represented 4.3% of consolidated total segment assets. Likewise, gross operating margin from this business segment represented only 3.1% of our consolidated total gross operating margin for the year ended December 31, 2014. The sale of this non-strategic business allowed us to redeploy capital to other business opportunities that we believe will generate a higher rate of return for us in the future (e.g., our acquisition of EFS Midstream). Also, proceeds from the closing of this sale reduced our need to issue additional equity and debt to support our capital spending program.

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

Property, plant and equipment at December 31, 2015 and 2014 includes $17.6 million and $31.3 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
ARO liability beginning balance	$98.3	$90.2	$105.2
Liabilities incurred	2.7	0.1	1.7
Liabilities settled	(6.3)	(2.7)	(14.2)
Revisions in estimated cash flows	49.7	4.6	(8.6)
Accretion expense	5.2	6.1	6.1
AROs related to Offshore Business sold in July 2015	(91.1)	--	--
ARO liability ending balance	$58.5	$98.3	$90.2

Revisions to estimated cash flows for the year ended December 31, 2015 include a $39.5 million adjustment made in the second quarter of 2015 related to the Matagorda Gathering System, which was a component of the Offshore Business. In June 2015, we were notified by the U.S. Army Corps of Engineers (the "CoE") to fully remove two pipeline segments included in this system that we had originally requested to abandon in-place. As a result, we adjusted the ARO liabilities for those pipeline segments under CoE jurisdiction to account for the estimated cost of removal. All ARO liabilities related to our Offshore Business (including those of the Matagorda Gathering System) were removed from our Consolidated Balance Sheet upon the sale of the Offshore Business on July 24, 2015.

The following table presents our forecast of accretion expense for the periods indicated:

2016	2017	2018	2019	2020
$3.7	$4.0	$4.3	$4.7	$5.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31, 2015	December 31,
		2015	2014
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. ("VESCO")	13.1%	$25.9	$27.7
K/D/S Promix, L.L.C. ("Promix")	50%	38.3	38.5
Baton Rouge Fractionators LLC ("BRF")	32.2%	18.5	18.8
Skelly-Belvieu Pipeline Company, L.L.C. ("Skelly-Belvieu")	50%	39.8	40.1
Texas Express Pipeline LLC ("Texas Express")	35%	342.0	349.3
Texas Express Gathering LLC ("TEG")	45%	36.8	37.9
Front Range Pipeline LLC ("Front Range")	33.3%	171.2	170.0
Delaware Basin Gas Processing LLC ("Delaware Processing")	50%	46.2	--
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC ("Seaway")	50%	1,396.0	1,431.2
Eagle Ford Pipeline LLC ("Eagle Ford Crude Oil Pipeline")	50%	388.8	336.5
Eagle Ford Terminals Corpus Christi LLC ("Eagle Ford Corpus Christi")	50%	28.6	--
Natural Gas Pipelines & Services:
White River Hub, LLC ("White River Hub")	50%	22.5	23.2
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator, LLC ("BRPC")	30%	5.4	6.5
Centennial Pipeline LLC ("Centennial")	50%	65.6	66.1
Other	Various	2.9	2.5
Offshore Pipelines & Services:
Various, sold to Genesis in July 2015 (see Note 5)	n/a	--	493.7
Total investments in unconsolidated affiliates		$2,628.5	$3,042.0

NGL Pipelines & Services
The principal business activity of each investee included in our NGL Pipelines & Services segment is described as follows:

▪	VESCO owns a natural gas processing facility in south Louisiana and a related gathering system that gathers natural gas from certain offshore developments for delivery to its natural gas processing facility.

▪	Promix owns an NGL fractionation facility and related storage caverns located in south Louisiana. The facility receives mixed NGLs via pipeline from natural gas processing plants located in southern Louisiana and along the Mississippi Gulf Coast. In addition, Promix owns an NGL gathering system that gathers mixed NGLs from processing plants in southern Louisiana for its fractionator.

▪	BRF owns an NGL fractionation facility located in south Louisiana that receives mixed NGLs from natural gas processing plants located in Alabama, Mississippi and southern Louisiana.

▪	Skelly-Belvieu owns a pipeline that transports mixed NGLs from Skellytown, Texas to Mont Belvieu, Texas. The Skelly-Belvieu Pipeline receives NGLs through a pipeline interconnect with our Mid-America Pipeline System in Skellytown.

▪	Texas Express owns an NGL pipeline that extends from Skellytown to our NGL fractionation and storage complex in Mont Belvieu. This pipeline commenced operations in November 2013. Mixed NGLs from the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown. The pipeline also transports mixed NGLs from two gathering systems owned by TEG to Mont Belvieu. In addition, mixed NGLs from the Denver-Julesburg Basin in Colorado are transported to the Texas Express Pipeline using the Front Range Pipeline.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪	TEG owns two NGL gathering systems that deliver volumes to the Texas Express Pipeline. These gathering systems commenced operations in November 2013. The Elk City gathering system gathers mixed NGLs from natural gas processing plants in the Anadarko/Granite Wash production area located in the Texas Panhandle and western Oklahoma. The North Texas gathering system gathers mixed NGLs from natural gas processing plants in the Barnett Shale production area in North Texas. An affiliate of Enbridge Energy Partners, L.P. serves as operator of these two NGL gathering systems.

▪	Front Range owns an NGL pipeline that transports mixed NGLs from natural gas processing plants located in the Denver-Julesburg Basin to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System in Skellytown. The Front Range Pipeline commenced operations in February 2014.

▪	Delaware Processing was formed with Occidental Petroleum Corporation in April 2015 to plan, design and construct a new 150 million cubic feet per day cryogenic natural gas processing plant to accommodate the growing production of NGL-rich natural gas in the Delaware Basin, in West Texas and southern New Mexico. The facility, located in Reeves County, Texas, will be supported by long-term, firm contracts and is expected to begin operations in mid-2016. We serve as construction manager for the project and will serve as operator once the new facility commences operations.

Crude Oil Pipelines & Services
The principal business activity of each investee included in our Crude Oil Pipelines & Services segment is described as follows:

▪	Seaway owns a pipeline system that connects the Cushing, Oklahoma crude oil hub with markets in Southeast Texas. The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System. The Cushing hub is a major industry trading hub and price settlement point for West Texas Intermediate on the NYMEX.

The Longhaul System provides north-to-south transportation of crude oil from the Cushing hub to Seaway's Jones Creek terminal near Freeport, Texas and our terminal located near Katy, Texas.  In July 2014 we completed a pipeline looping project involving our Longhaul System.  This expansion project entailed the construction of an additional pipeline that transports crude oil southbound from the Cushing hub to Seaway's Jones Creek terminal.

The Freeport System consists of a marine dock, three pipelines and other related facilities that transport crude oil to and from Freeport to the Jones Creek terminal.  The Texas City System consists of a ship unloading dock, storage tanks, various pipelines and other related facilities that deliver crude oil from Texas City, Texas to Galena Park, Texas and other nearby locations.  The Freeport System and Texas City System make only intrastate movements.  Seaway also owns storage tanks at the Jones Creek terminal, which are connected to the Longhaul System, and storage tanks at our Enterprise Crude Houston ("ECHO") terminal.

▪	Eagle Ford Crude Oil Pipeline owns a crude oil pipeline that transports crude oil and condensate for producers in South Texas that commenced operations in July 2013. The system consists of a crude oil and condensate pipeline system extending from Gardendale, Texas in LaSalle County to Three Rivers, Texas in Live Oak County and continuing on to Corpus Christi, Texas. The system also includes a pipeline segment extending from Three Rivers to an interconnect with our South Texas Crude Oil Pipeline System in Wilson County. This system includes a marine terminal facility in Corpus Christi and storage capacity across the system. Plains All American Pipeline, L.P., our joint venture partner in the pipeline, serves as operator of the system.

▪	Eagle Ford Corpus Christi was formed with Plains Marketing, L.P., a subsidiary of Plains All American Pipeline, L.P., in March 2015 to construct and operate a marine terminal that will handle crude oil delivered by Eagle Ford Crude Oil Pipeline. This terminal is expected to be completed in 2018.

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

Offshore Pipelines & Services
Our investments in unconsolidated affiliates classified within the Offshore Pipelines & Services segment were sold to Genesis on July 24, 2015 (see Note 5). At June 30, 2015, the carrying value of these investments was $482.4 million.

Equity Earnings
The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services	$57.5	$30.6	$15.7
Crude Oil Pipelines & Services	281.4	184.6	140.3
Natural Gas Pipelines & Services	3.8	3.6	3.8
Petrochemical & Refined Products Services (1)	(15.7)	(13.3)	(22.3)
Offshore Pipelines & Services	46.6	54.0	29.8
Total	$373.6	$259.5	$167.3

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

Excess Cost
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

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	December 31,
	2015	2014
NGL Pipelines & Services	$25.3	$26.5
Crude Oil Pipelines & Services	19.3	21.7
Petrochemical & Refined Products Services	2.3	2.4
Offshore Pipelines & Services (1)	--	9.0
Total	$46.9	$59.6

(1) Our investments in unconsolidated affiliates classified within the Offshore Pipelines & Services segment were sold to Genesis in July 2015.

In total, amortization of excess cost amounts were $4.9 million, $3.3 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. We forecast that our amortization of excess cost amount will approximate $2.2 million in each of the next five years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined balance sheet information for the last two years and results of operations data for the last three years for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	December 31,
	2015	2014
Balance Sheet Data:
Current assets	$204.5	$289.9
Property, plant and equipment, net	5,671.1	6,766.5
Other assets	58.9	60.4
Total assets	$5,934.5	$7,116.8

Current liabilities	$306.7	$305.9
Other liabilities	103.2	309.9
Combined equity	5,524.6	6,501.0
Total liabilities and combined equity	$5,934.5	$7,116.8

	For the Year Ended December 31,
	2015	2014	2013
Income Statement Data:
Revenues	$1,426.6	$1,311.3	$947.4
Operating income	825.8	600.0	423.9
Net income	814.1	587.9	382.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2015			December 31, 2014
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.4	$(156.9)	$290.5	$340.8	$(183.2)	$157.6
Contract-based intangibles	283.0	(193.2)	89.8	277.7	(178.7)	99.0
IDRs (1)	--	--	--	432.6	--	432.6
Segment total	730.4	(350.1)	380.3	1,051.1	(361.9)	689.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,204.4	(39.1)	2,165.3	1,108.0	(7.7)	1,100.3
Contract-based intangibles	281.4	(69.2)	212.2	281.4	(13.5)	267.9
IDRs (1)	--	--	--	855.4	--	855.4
Segment total	2,485.8	(108.3)	2,377.5	2,244.8	(21.2)	2,223.6
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(366.3)	984.0	1,163.6	(308.9)	854.7
Contract-based intangibles	464.7	(361.0)	103.7	466.0	(347.8)	118.2
Segment total	1,815.0	(727.3)	1,087.7	1,629.6	(656.7)	972.9
Petrochemical & Refined Products Services:
Customer relationship intangibles	185.5	(38.3)	147.2	198.4	(43.3)	155.1
Contract-based intangibles	56.3	(11.8)	44.5	56.3	(7.8)	48.5
IDRs (1)	--	--	--	171.2	--	171.2
Segment total	241.8	(50.1)	191.7	425.9	(51.1)	374.8
Offshore Pipelines & Services: (2)
Customer relationship intangibles	--	--	--	195.8	(154.9)	40.9
Contract-based intangibles	--	--	--	1.2	(0.5)	0.7
Segment total	--	--	--	197.0	(155.4)	41.6
Total intangible assets	$5,273.0	$(1,235.8)	4,037.2	$5,548.4	$(1,246.3)	$4,302.1

(1)    We recorded intangible assets having an aggregate carrying value of $1.46 billion in connection with our October 2014 acquisition of the IDRs of Oiltanking. The IDRs represented contractual rights to future cash incentive distributions to be paid by Oiltanking. These rights were granted to Oiltanking GP under the terms of Oiltanking's partnership agreement. Oiltanking GP could separate and sell the IDRs independent of its other residual general partner interest in Oiltanking. In February 2015 (following completion of Step 2 of the Oiltanking acquisition), the Oiltanking IDRs were cancelled and the carrying value of this intangible asset was reclassified to goodwill.
(2)    Our intangible assets classified within the Offshore Pipelines & Services segment were sold to Genesis in July 2015 (see Note 5).

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services	$33.6	$33.1	$36.4
Crude Oil Pipelines & Services	87.1	15.7	1.4
Natural Gas Pipelines & Services	40.0	45.0	50.1
Petrochemical & Refined Products Services	8.9	6.9	6.2
Offshore Pipelines & Services	4.5	9.9	11.5
Total	$174.1	$110.6	$105.6

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2016	2017	2018	2019	2020
$181.6	$177.4	$171.6	$167.0	$166.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, our intangible assets fall within two categories – customer relationship and contract-based intangible assets.  The values assigned to such intangible assets are amortized to earnings using either (i) a straight-line approach or (ii) other methods that closely resemble the pattern in which the economic benefits are estimated to be consumed or otherwise used, as appropriate.

Customer relationship intangible assets
Customer relationship intangible assets represent the estimated economic value assigned to commercial relationships acquired in connection with business combinations. Our customer relationship intangible assets can be classified as either (i) basin-specific or (ii) general. In certain instances, the acquisition of these intangible assets represents obtaining access to customers in a defined resource basin analogous to having a franchise in a particular area. Efficient operation of the acquired assets (e.g., a natural gas gathering system) helps to support commercial relationships with existing producers and provides us with opportunities to establish new ones within our existing asset footprint.  The duration of such customer relationships is limited by the estimated economic life of the associated resource basin.  In other situations, the acquisition of a customer relationship intangible asset provides us with access to customers whose hydrocarbon volumes are not attributable to specific resource basins.  As with basin-specific customer relationships, efficient operation of the associated assets (e.g., a marine terminal that handles volumes originating from multiple sources) helps to support commercial relationships with existing customers and provides us with opportunities to establish new ones. The duration of these general customer relationships is typically limited to the term of the underlying service contracts, including assumed renewals.

Amortization expense attributable to customer relationships is recorded in a manner that closely resembles the pattern in which we expect to benefit from providing services to customers.

At December 31, 2015, the carrying value of our portfolio of customer relationship intangible assets was $3.59 billion, the principal components of which are as follows:

	Weighted Average Remaining Amortization Period at December 31, 2015	December 31, 2015
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (1)	26.4 years	$1,409.8	$(26.2)	$1,383.6
State Line and Fairplay (2)	31.2 years	895.0	(141.7)	753.3
San Juan Gathering (3)	23.8 years	331.3	(196.4)	134.9
Encinal (4)	11.0 years	132.9	(86.9)	46.0
General customer relationships:
Oiltanking (5)	28.0 years	1,192.5	(11.5)	1,181.0

(1)  We acquired these intangible assets in connection with our acquisition of EFS Midstream in July 2015 (see Note 12 for additional information).
(2)  These customer relationships are associated with our State Line and Fairplay Gathering Systems, which we acquired in 2010. The State Line system serves producers in the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas. The Fairplay system serves producers in the Cotton Valley and Taylor Sand formations within Panola and Rusk counties in East Texas.
(3)  These customer relationships are associated with our San Juan Gathering System, which serves producers in the San Juan Basin of northern New Mexico and southern Colorado. We acquired this intangible asset in 2004.
(4)  These customer relationships are associated with our Encinal Gathering System, which serves producers in the Olmos and Wilcox formations in South Texas. We acquired this intangible asset in 2006.
(5)  We acquired these intangible assets in connection with our acquisition of Oiltanking in October 2014 (see Note 12 for additional information).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EFS Midstream customer relationships
We recorded $1.41 billion of customer relationships in connection with our acquisition of EFS Midstream in July 2015.  The EFS Midstream System serves producers in the Eagle Ford Shale, providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The estimated fair value of these customer relationship intangible assets was determined using an income approach, specifically a discounted cash flow analysis.  The EFS Midstream customer relationships provide us with long-term access to the natural gas, NGL and condensate resources served by EFS Midstream.  Infrastructure like that owned by EFS Midstream requires a significant investment, both in terms of initial construction costs and ongoing maintenance, and is generally supported by long-term contracts with producers (e.g., Pioneer and Reliance) that establish a customer base.  The level of expenditures involved in constructing these asset networks can create significant economic barriers to entry that effectively limit competition.  The long-term nature of the underlying producer contracts and limited risk of competition ensure a long commercial relationship with existing producers.

The discounted cash flow analysis used to estimate the fair value of the EFS Midstream customer relationships relied on Level 3 fair value inputs, including long-range cash flow forecasts that extend for the estimated economic life of the hydrocarbon resource base served by the asset network, anticipated service contract renewals and resource base depletion rates. A discount rate of 15% was applied to the resulting cash flows.

Oiltanking customer relationships
We recorded $1.19 billion of customer relationships in connection with our acquisition of Oiltanking in October 2014.  These intangible assets represent the estimated value of the expected patronage of Oiltanking's third party storage and terminal customers.

We valued the customer relationships using an income approach, specifically a discounted cash flow analysis. Our analysis was based on forecasting revenue for the existing terminal customers, including assumed service contract renewals, and then adjusting for expected customer attrition rates. The operating cash flows were then reduced by contributory asset charges. The cash flow projections were based on forecasts used to price the Oiltanking acquisition.

The discounted cash flow analysis used to estimate the fair value of the Oiltanking customer relationships relied on Level 3 fair value inputs, including long-range cash flow forecasts that extend for the estimated economic life of the terminal assets and anticipated service contract renewals.  A discount rate of 6.5% was applied to the resulting cash flows.

Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases.  At December 31, 2015, the carrying value of our contract-based intangible assets was $450.2 million.  Our most significant contract-based intangible assets are the Oiltanking customer contracts and the Jonah natural gas gathering agreements.

Oiltanking customer contracts
We recorded $297.4 million of contract-based intangible assets in connection with our acquisition of Oiltanking in October 2014.  These intangible assets represent the estimated value of specific commercial rights we acquired in connection with third party customer storage and terminal contracts at the Houston and Beaumont terminals.  We valued the contracts using an income approach.  If a contract was in its renewal period and had not been cancelled, we assumed the contract was renewed on equivalent terms to the prior contract.  We only valued those contracts that specified a minimum monthly fee, excluding contracts with a de minimis fee.

At December 31, 2015, the carrying value of this group of intangible assets was $225.1 million and the weighted average remaining amortization period for the group was 5.2 years.  Amortization expense attributable to these contracts is recorded using a straight-line approach over the terms of the underlying contracts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jonah natural gas gathering agreements
These intangible assets represent the value attributed to certain natural gas gathering contracts on the Jonah Gathering System.  At December 31, 2015, the carrying value of this group of intangible assets was $ million and the weighted average remaining amortization period for the group was 26.0 years. Amortization expense attributable to these intangible assets is recorded using a units-of-production method based on gathering volumes.

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

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Consolidated Total
Balance at December 31, 2012	$341.2	$311.2	$296.3	$1,056.0	$82.1	$2,086.8
Reduction in goodwill related to the sale of assets	--	(6.1)	--	(0.7)	--	(6.8)
Balance at December 31, 2013	341.2	305.1	296.3	1,055.3	82.1	2,080.0
Reclassification of goodwill between segments	520.0	--	--	(520.0)	--	--
Reduction in goodwill related to the sale of assets	--	--	--	--	(0.1)	(0.1)
Addition to goodwill related to the acquisition of Oiltanking	1,349.0	613.6	--	257.7	--	2,220.3
Balance at December 31, 2014	2,210.2	918.7	296.3	793.0	82.0	4,300.2
Reclassification of Oiltanking IDR balances to goodwill in connection with the cancellation of such rights in February 2015 and other adjustments	432.6	850.7	--	170.8	--	1,454.1
Reduction in goodwill related to the sale of assets	--	(2.1)	--	--	(82.0)	(84.1)
Addition to goodwill related to the acquisition of EFS Midstream	8.9	73.7	--	--	--	82.6
Goodwill reclassified to assets held-for-sale	--	--	--	(7.6)	--	(7.6)
Balance at December 31, 2015	$2,651.7	$1,841.0	$296.3	$956.2	$--	$5,745.2

We did not record any goodwill impairment charges in 2015, 2014 or 2013.  Based on our most recent goodwill impairment test at December 31, 2015, each reporting unit's fair value was substantially in excess of its carrying value (i.e., by at least 10%).

Upon completion of Step 1 of the Oiltanking acquisition in October 2014, we recorded $2.22 billion of goodwill. This amount includes retrospective adjustments to the fair value of the Liquidity Option Agreement made in 2015 (see Note 17). Upon completion of Step 2 of the Oiltanking acquisition in February 2015, the IDRs of Oiltanking were cancelled and the associated $1.45 billion carrying value of this identifiable intangible asset was reclassified to goodwill. In the aggregate, we recorded $3.67 billion of goodwill in connection with the Oiltanking acquisition.  Factors contributing to the recognition of goodwill in the Oiltanking acquisition include (i) opportunities for new business and repurposing existing assets for "best use" in order to meet anticipated increased demand for export and logistical services related to North American crude oil, condensate and NGL production, (ii) securing ownership and control of assets that are essential to our other midstream assets and (iii) cost savings from integrating Oiltanking's operations into our midstream asset network.  See Note 12 for additional information regarding the Oiltanking acquisition.

In July 2015, we recorded $82.6 million of goodwill in connection with our acquisition of EFS Midstream (see Note 12).  In general, we attribute this goodwill to our ability to leverage the acquired business with our existing midstream asset network to create future business opportunities.

In July 2015, we removed $82.0 million of goodwill in connection with sale of the Offshore Business (see Note 5).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2015	2014
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,114.1	$906.5
Senior Notes I, 5.00% fixed-rate, due March 2015	--	250.0
Senior Notes X, 3.70% fixed-rate, due June 2015	--	400.0
Senior Notes FF, 1.25% fixed-rate, due August 2015	--	650.0
Senior Notes AA, 3.20% fixed-rate, due February 2016	750.0	750.0
364-Day Credit Agreement, variable-rate, due September 2016	--	--
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes OO, 1.65% fixed-rate, due May 2018	750.0	--
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2020	--	--
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	--
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	875.0	--
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	21,264.1	19,856.5
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066 (1)	521.1	550.0
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)	256.4	285.8
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	22,738.5	21,389.2
Other, non-principal amounts	(47.9)	(25.4)
Less current maturities of debt	(1,863.9)	(2,206.4)
Total long-term debt	$20,826.7	$19,157.4

(1)    Fixed rate of 8.375% through August 1, 2016 (i.e., first call date without a make-whole redemption premium); thereafter, variable rate based on 3-month LIBOR plus 3.708%.
(2)    Fixed rate of 7.000% through September 1, 2017 (i.e., first call date without a make-whole redemption premium); thereafter, variable rate based on 3-month LIBOR plus 2.778%.
(3)    Fixed rate of 7.034% through January 15, 2018 (i.e., first call date without a make-whole redemption premium); thereafter, the rate will be the greater of 7.034% or a variable rate based on 3-month LIBOR plus 2.680%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at December 31, 2015 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2016	2017	2018	2019	2020	Thereafter
Commercial Paper Notes	$1,114.1	$1,114.1	$--	$--	$--	$--	$--
Senior Notes	20,150.0	750.0	800.0	1,100.0	1,500.0	1,500.0	14,500.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$22,738.5	$1,864.1	$800.0	$1,100.0	$1,500.0	$1,500.0	$15,974.4

In February 2016, we repaid EPO's $750 million Senior Notes AA using available cash, borrowings under our Multi-Year Revolving Credit Facility and proceeds from the issuance of short-term notes under our commercial paper program.

Parent-Subsidiary Guarantor Relationships
Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

EPO Debt Obligations
Commercial Paper Notes.  EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $2.5 billion in the aggregate of short-term notes.  As a back-stop to the program, we intend to maintain a minimum available borrowing capacity under EPO's Multi-Year Revolving Credit Facility equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by Enterprise Products Partners L.P.

364-Day Credit Agreement.  In September 2015, EPO amended its 364-Day Credit Agreement to extend its maturity date to September 2016.  There are currently no principal amounts outstanding under this revolving credit agreement.  Under the terms of the 364-Day Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO's election, provided certain conditions are met) at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as a non-revolving term loan for a period of one additional year, payable in September 2017.

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

Multi-Year Revolving Credit Facility. In September 2015, EPO amended its Multi-Year Revolving Credit Facility to increase its borrowing capacity from $3.5 billion to $4.0 billion and extend its maturity date from June 2018 to September 2020.  The amended credit agreement also provides that EPO may increase its borrowing capacity to $4.5 billion by allowing existing lenders under the facility to increase their respective commitments or by adding one or more new lenders to the facility. Borrowings under this revolving credit facility may be used for working capital, capital expenditures, acquisitions and general company purposes.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Notes.  EPO's fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO's senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $2.5 billion, $4.75 billion and $2.25 billion of senior notes during the years ended December 31, 2015, 2014 and 2013, respectively.

In May 2015, EPO issued $750 million in principal amount of 1.65% senior notes due May 2018 ("Senior Notes OO"), $875 million in principal amount of 3.70% senior notes due February 2026 ("Senior Notes PP") and $875 million in principal amount of 4.90% senior notes due May 2046 ("Senior Notes QQ").  Senior Notes OO, PP and QQ were issued at 99.881%, 99.635% and 99.635% of their principal amounts, respectively.

Net proceeds from the issuance of these senior notes were used as follows: (i) the repayment of amounts outstanding under EPO's commercial paper program, which included amounts we used to repay $250 million in principal amount of Senior Notes I that matured in March 2015, (ii) the repayment of amounts outstanding at the maturity of our $400 million in principal amount of Senior Notes X that matured in June 2015 and (iii) for general company purposes.

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

During 2015, EPO repurchased and retired $28.9 million in principal amount of its Junior Subordinated Notes A and $29.4 million in principal amount of its Junior Subordinated Notes C with cash from operations.  A $1.6 million gain on the extinguishment of these debt obligations is included in "Other, net" on our Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the interest rate terms of our junior subordinated notes:

Series	Fixed Annual Interest Rate	Variable Annual Interest Rate Thereafter
Junior Subordinated Notes A	8.375% through August 2016 (1)	3-month LIBOR rate + 3.708% (4)
Junior Subordinated Notes B	7.034% through January 2018 (2)	Greater of: (i) 3-month LIBOR rate + 2.680% or (ii) 7.034% (5)
Junior Subordinated Notes C	7.000% through September 2017 (3)	3-month LIBOR rate + 2.778% (6)
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

Letters of Credit
At December 31, 2015, EPO had $2.5 million of letters of credit outstanding related to operations at our facilities and motor fuel tax obligations.

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2015.

Information Regarding Variable Interest Rates Paid
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2015:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.35% to 0.92%	0.58%
Multi-Year Revolving Credit Facility	1.15% to 3.25%	1.30%

Debt Issuance Costs
At December 31, 2015, we had $159.8 million of unamortized debt issuance costs recorded as assets, of which $149.8 million was attributable to senior and junior subordinated note obligations (collectively referred to as "bond issuance costs") and $10.0 million attributable to revolving credit arrangements. In accordance with recently issued accounting guidance effective January 1, 2016, the unamortized bond issuance costs will be presented as a reduction in the carrying amount of debt (as opposed to an asset), consistent with the presentation of debt discounts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Equity and Distributions

Partners Equity
Partners' equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units, and Class B units) that we have outstanding.  The following table summarizes changes in the number of our outstanding units since December 31, 2012:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at December 31, 2012	1,789,839,702	7,786,972	1,797,626,674
Common units issued in connection with underwritten offering	36,800,000	--	36,800,000
Common units issued in connection with ATM program	15,249,378	--	15,249,378
Common units issued in connection with DRIP and EUPP	10,308,254	--	10,308,254
Common units issued in connection with the vesting and exercise of unit options	401,764	--	401,764
Common units issued in connection with the vesting of restricted common unit awards	3,770,696	(3,770,696)	--
Conversion and reclassification of Class B units to common units	9,040,862	--	9,040,862
Restricted common unit awards issued	--	3,549,052	3,549,052
Forfeiture of restricted common unit awards	--	(344,114)	(344,114)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(1,261,854)	--	(1,261,854)
Number of units outstanding at December 31, 2013	1,864,148,802	7,221,214	1,871,370,016
Common units issued in connection with ATM program	1,590,334	--	1,590,334
Common units issued in connection with DRIP and EUPP	9,754,227	--	9,754,227
Common units issued in connection with Step 1 of Oiltanking acquisition	54,807,352	--	54,807,352
Common units issued in connection with the vesting and exercise of unit options	1,014,108	--	1,014,108
Common units issued in connection with the vesting of phantom unit awards	23,311	--	23,311
Common units issued in connection with the vesting of restricted common unit awards	2,634,074	(2,634,074)	--
Forfeiture of restricted common unit awards	--	(357,350)	(357,350)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(894,383)	--	(894,383)
Other	17,202	--	17,202
Number of units outstanding at December 31, 2014	1,933,095,027	4,229,790	1,937,324,817
Common units issued in connection with ATM program	25,520,424	--	25,520,424
Common units issued in connection with DRIP and EUPP	12,793,913	--	12,793,913
Common units issued in connection with Step 2 of Oiltanking acquisition	36,827,517	--	36,827,517
Common units issued in connection with the vesting and exercise of unit options	396,158	--	396,158
Common units issued in connection with the vesting of phantom unit awards	618,395	--	618,395
Common units issued in connection with the vesting of restricted common unit awards	2,009,970	(2,009,970)	--
Forfeiture of restricted common unit awards	--	(259,300)	(259,300)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(683,954)	--	(683,954)
Other	15,054	--	15,054
Number of units outstanding at December 31, 2015	2,010,592,504	1,960,520	2,012,553,024

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Shelf.  In June 2013, we filed with the U.S. Securities and Exchange Commission ("SEC") a new universal shelf registration statement (the "2013 Shelf") that replaced our prior universal shelf registration statement filed with the SEC in July 2010 (the "2010 Shelf").  The 2013 Shelf allows (and the prior 2010 Shelf allowed) Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  We used the 2013 Shelf and 2010 Shelf to facilitate the following securities offerings:

▪	We used the 2010 Shelf to issue 18,400,000 common units to the public (including an over-allotment amount of 2,400,000 common units) at an offering price of $27.28 per unit in February 2013, which generated net cash proceeds of $486.6 million. In addition, EPO issued $2.25 billion of unsecured senior notes during 2013 using the 2010 Shelf.

▪	We used the 2013 Shelf to issue 18,400,000 common units to the public (including an over-allotment amount of 2,400,000 common units) at an offering price of $31.03 per unit in November 2013, which generated net cash proceeds of $553.0 million.

▪	We used the 2013 Shelf to issue $4.75 billion of unsecured senior notes during 2014.

▪	We used the 2013 Shelf to issue $2.5 billion of unsecured senior notes during 2015 (see Note 8).

At-the-Market ("ATM") Program.  On July 1, 2015, we filed a registration statement with the SEC covering the issuance of up to $1.92 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to the ATM program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers' transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The new registration statement was declared effective on August 3, 2015 and replaced our prior registration statement with respect to the ATM program, which was filed with the SEC in October 2013 and covered the issuance of up to $1.25 billion of our common units.  Immediately prior to the effectiveness of the new registration statement, we had the capacity to issue additional common units under the ATM program up to an aggregate sales price of $424.6 million (after giving effect to sales of common units previously made under the ATM program).

During 2015, we issued 25,520,424 common units under our ATM program for aggregate gross cash proceeds of $825.4 million, resulting in total net cash proceeds of $817.4 million.  This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  During 2014, we issued 1,590,334 common units under our ATM program for aggregate gross cash proceeds of $58.3 million, resulting in total net cash proceeds of $57.7 million.  During 2013, we issued 15,249,378 common units under our ATM for aggregate gross cash proceeds of $460.4 million, resulting in total net cash proceeds of $456.3 million.  Following the effectiveness of the new registration statement and after taking into account the aggregate sales price of common units sold under our ATM program through December 31, 2015, we have the capacity to issue additional common units under our ATM program up to an aggregate sales price of $1.86 billion.

DRIP and EUPP.  We also have registration statements on file with the SEC collectively authorizing the issuance of up to 140,000,000 of our common units in connection with a distribution reinvestment plan ("DRIP").  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  Activity under our DRIP for the last three years was as follows:  12,413,351 common units issued during 2015, which generated net cash proceeds of $359.8 million; 9,480,407 common units issued during 2014, which generated net cash proceeds of $321.3 million; and 10,024,828 common units issued during 2013, which generated net cash proceeds of $287.6 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP in each of 2015 and 2014 (this amount being a component of the net cash proceeds presented for each period).  After taking into account the number of common units issued under the DRIP through December 31, 2015, we have the capacity to issue an additional 15,067,998 common units under this plan.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with an employee unit purchase plan ("EUPP").  Activity under our EUPP for the last three years was as follows: 380,562 common units issued during 2015, which generated net cash proceeds of $11.4 million; 273,820 common units issued during 2014, which generated net cash proceeds of $9.8 million; and 283,426 common units issued during 2013, which generated net cash proceeds of $8.5 million.  After taking into account the number of common units issued under the EUPP through December 31, 2015, we may issue an additional 6,772,506 common units under this plan.

The net cash proceeds we received from the issuance of common units during the year ended December 31, 2015 were used to temporarily reduce amounts outstanding under EPO's commercial paper program and revolving credit facilities and for general company purposes.

Registration Rights Agreement. In order to fund the equity consideration paid in Step 1 of the Oiltanking acquisition (see Note 12), we issued 54,807,352 common units to OTA on October 1, 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we granted OTA registration rights with respect to these common units under a Registration Rights Agreement between us and OTA (the "Registration Rights Agreement").  The Registration Rights Agreement provides that, subject to the terms and conditions set forth therein, at any time after the earlier of (i) 90 days after October 1, 2014 and (ii) the execution of definitive agreements to acquire (through merger or otherwise) all or substantially all of the Oiltanking common units not owned by Enterprise or its affiliates, OTA may request that we prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of the 54,807,352 Enterprise common units that OTA owns.  Our obligation to OTA to effect such transactions is limited to five registration statements and underwritten offerings.

Completion of Oiltanking Acquisition.  In accordance with the merger agreement and Oiltanking's partnership agreement, the merger was submitted to a vote of Oiltanking's common unitholders, with the required majority of unitholders (including our ownership interests) voting to approve the merger on February 13, 2015. Upon approval of the merger, a total of 36,827,517 of our common units were issued to Oiltanking's former public unitholders.

Step 2 of the acquisition was accounted for in accordance with ASC Topic 810, Consolidations – Overall – Changes in Parent's Ownership Interest in a Subsidiary. Since we had a controlling financial interest in Oiltanking before and after completion of Step 2, the increase in our ownership interest in Oiltanking was accounted for as an equity transaction with no gain or loss recognized. Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking were reclassified to limited partners' equity to reflect the February 2015 issuance of 36,827,517 new common units.

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

Treasury Units.  In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, intended to repurchase up to 4,000,000 of our common units.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2015, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

A total of 2,009,970 restricted common unit awards granted to employees of EPCO vested and converted to common units during the year ended December 31, 2015.  Of this amount, 683,954 were sold back to us by employees to cover related withholding tax requirements.  The total cost of these treasury unit purchases was approximately $33.6 million.  We cancelled such treasury units immediately upon acquisition.  See Note 13 for additional information regarding our equity-based awards.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2013	$(14.7)	$(347.2)	$2.9	$(359.0)
Other comprehensive income before reclassifications	161.3	--	0.4	161.7
Amounts reclassified from accumulated other comprehensive (income) loss	(76.7)	32.4	--	(44.3)
Total other comprehensive income	84.6	32.4	0.4	117.4
Balance, December 31, 2014	69.9	(314.8)	3.3	(241.6)
Other comprehensive income before reclassifications	214.9	--	0.4	215.3
Amounts reclassified from accumulated other comprehensive (income) loss	(228.2)	35.3	--	(192.9)
Total other comprehensive income (loss)	(13.3)	35.3	0.4	22.4
Balance, December 31, 2015	$56.6	$(279.5)	$3.7	$(219.2)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Year Ended December 31,
	Location	2015	2014
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$35.3	$32.4
Commodity derivatives	Revenue	(231.7)	(75.0)
Commodity derivatives	Operating costs and expenses	3.5	(1.7)
Total		$(192.9)	$(44.3)
Noncontrolling Interests
Noncontrolling interests represent third party equity ownership interests in our consolidated subsidiaries.

We reclassified approximately $1.4 billion of noncontrolling interests to limited partners' equity in connection with completing Step 2 of the Oiltanking acquisition in February 2015. Cash distributions paid in the first quarter of 2015 to the limited partners of Oiltanking other than EPO and its subsidiaries are presented as amounts paid to noncontrolling interests.

In February 2015, we formed a joint venture involving our Panola NGL Pipeline with affiliates of Anadarko Petroleum Corporation ("Anadarko"), DCP Midstream Partners, LP ("DCP") and MarkWest Energy Partners, L.P. ("MarkWest").  We continue to serve as operator of the Panola Pipeline and own 55% of the member interests in the joint venture.  Affiliates of Anadarko, DCP and MarkWest own the remaining 45% member interests, with each holding a 15% interest.  The Panola Pipeline transports mixed NGLs from points near Carthage, Texas to Mont Belvieu, Texas and supports the Haynesville and Cotton Valley oil and gas production areas.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding noncontrolling interests as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2015	2014
Limited partners of Oiltanking other than EPO	$--	$1,408.9
Joint venture partners	206.0	220.1
Total	$206.0	$1,629.0

The following table presents the components of net income attributable to noncontrolling interests as presented on our Statements of Consolidated Operations for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Limited partners of Oiltanking other than EPO	$7.8	$14.2	$--
Joint venture partners	29.4	31.9	10.2
Total	$37.2	$46.1	$10.2

The following table presents cash distributions paid to and cash contributions received from noncontrolling interests as presented on our Statements of Consolidated Cash Flows and Statements of Consolidated Equity for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Cash distributions paid to noncontrolling interests:
Limited partners of Oiltanking other than EPO	$8.1	$7.7	$--
Joint venture partners	39.9	40.9	8.9
Total	$48.0	$48.6	$8.9

Cash contributions from noncontrolling interests:
Joint venture partners	$54.0	$4.0	$115.4

Cash Distributions
The following table presents Enterprise's declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Distribution Per Common Unit	Record Date	Payment Date
2014:
1st Quarter	$0.3550	4/30/2014	5/7/2014
2nd Quarter	$0.3600	7/31/2014	8/7/2014
3rd Quarter	$0.3650	10/31/2014	11/7/2014
4th Quarter	$0.3700	1/30/2015	2/6/2015
2015:
1st Quarter	$0.3750	4/30/2015	5/7/2015
2nd Quarter	$0.3800	7/31/2015	8/7/2015
3rd Quarter	$0.3850	10/30/2015	11/6/2015
4th Quarter	$0.3900	1/29/2016	2/5/2016

In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the "Holdings Merger").  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the "Designated Units").  Distributions paid to partners during calendar years 2013, 2014 and 2015 excluded 47,400,000, 45,120,000 and 35,380,000 Designated Units, respectively.  The temporary distribution waiver expired in November 2015; therefore, distributions to be paid, if any, during calendar year 2016 will include all common units owned by the privately held affiliates of EPCO.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Business Segments

Our historical operations are reported under five business segments: (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services, (iv) Petrochemical & Refined Products Services and (v) Offshore Pipelines & Services.  Our business segments are generally organized and managed according to the types of services rendered (or technologies employed) and products produced and/or sold.  Financial information regarding these segments is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing operating and financial performance.  The President and the Chief Executive Officer of our general partner have been identified as our chief operating decision makers.  While these two officers evaluate results in a number of different ways, the business segment structure is the primary basis for which the allocation of resources and financial results are assessed.

The following information summarizes the current assets and operations of each business segment (mileage and other statistics are unaudited):

▪	Our NGL Pipelines & Services business segment includes our natural gas processing plants and related NGL marketing activities; approximately 19,500 miles of NGL pipelines; NGL and related product storage facilities; and 15 NGL fractionators. This segment also includes our NGL export docks and related operations.

▪	Our Crude Oil Pipelines & Services business segment includes approximately 5,400 miles of crude oil pipelines, crude oil storage terminals located in Oklahoma and Texas, and our crude oil marketing activities. This segment also includes a fleet of 478 tractor-trailer tank trucks, the majority of which we lease and operate, used to transport crude oil for us and third parties.

▪	Our Natural Gas Pipelines & Services business segment includes approximately 19,100 miles of natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming. We lease underground salt dome natural gas storage facilities located in Texas and Louisiana and own an underground salt dome storage cavern in Texas, all of which are important to our natural gas pipeline operations. This segment also includes our related natural gas marketing activities.

▪	Our Petrochemical & Refined Products Services business segment includes (i) propylene fractionation and related operations, including 674 miles of pipelines; (ii) a butane isomerization complex, associated deisobutanizer units and related pipeline assets; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,200 miles, terminals and related marketing activities; and (v) marine transportation.

▪	Our Offshore Pipelines & Services business segment, which served some of the most active drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama was sold, effective July 24, 2015. Our results of operations reflect ownership of the Offshore Business through July 24, 2015 (see Note 5).

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our integrated midstream energy asset network (including the midstream energy assets owned by our equity method investees) provides services to producers and consumers of natural gas, NGLs, crude oil, refined products and certain petrochemicals.  In general, hydrocarbons may enter our asset system in a number of ways, such as through a natural gas processing plant, a natural gas gathering pipeline, a crude oil pipeline or terminal, an NGL fractionator, an NGL storage facility or an NGL gathering or transportation pipeline. Many of our equity investees are included within our integrated midstream asset network.  For example, we use the Texas Express Pipeline to transport mixed NGLs to our Mont Belvieu complex for fractionation and storage.  Given the integral nature of our equity method investees to our operations, we believe the presentation of equity earnings from such investees as a component of gross operating margin and operating income is meaningful and appropriate.

Segment assets consist of property, plant and equipment, investments in unconsolidated affiliates, intangible assets and goodwill.  The carrying values of such amounts are assigned to each segment based on each asset's or investment's principal operations and contribution to the gross operating margin of that particular segment.  Since construction-in-progress amounts (a component of property, plant and equipment) generally do not contribute to segment gross operating margin, such amounts are excluded from segment asset totals until the underlying assets are placed in service.  Intangible assets and goodwill are assigned to each segment based on the classification of the assets to which they relate.  Substantially all of our plants, pipelines and other fixed assets are located in the U.S. The remainder of our consolidated total assets, which consist primarily of working capital assets, are excluded from segment assets since these amounts are not attributable to one specific segment (e.g. cash).

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, management includes deferred transportation revenues relating to the "make-up rights" of committed shippers when reviewing the financial results of certain major new pipeline projects. From an internal (and segment) reporting standpoint, management considers the transportation fees paid by committed shippers on major new pipeline projects, including any non-refundable revenues that may be deferred under GAAP related to make-up rights, to be important in assessing the financial performance of these pipeline assets. Since management includes these deferred revenues in non-GAAP gross operating margin, these amounts are deducted in determining GAAP-based operating income. Our consolidated revenues do not reflect any deferred revenues until the conditions for recognizing such revenues are met in accordance with GAAP.

Several of our major new liquids pipeline projects experienced periods where shippers were unable to meet their contractual minimum volume commitments.  In general, we expect that these types of shortfalls will continue in 2016 due to the current business environment, with the recognition of revenue associated with past deferrals associated with make-up rights partially or entirely offsetting any new make-up right deferrals.

The following table presents our measurement of non-GAAP total segment gross operating margin for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Revenues	$27,027.9	$47,951.2	$47,727.0
Subtract operating costs and expenses	(23,668.7)	(44,220.5)	(44,238.7)
Add equity in income of unconsolidated affiliates	373.6	259.5	167.3
Add depreciation, amortization and accretion expense amounts not reflected in gross operating margin	1,428.2	1,282.7	1,148.9
Add impairment charges not reflected in gross operating margin	162.6	34.0	92.6
Add net losses or subtract net gains attributable to asset sales and insurance recoveries not reflected in gross operating margin (see Note 19)	15.6	(102.1)	(83.4)
Add non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	53.6	84.6	4.4
Subtract subsequent recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	(60.7)	(2.9)	--
Total segment gross operating margin	$5,332.1	$5,286.5	$4,818.1

The following table presents a reconciliation of total segment gross operating margin to operating income and further to income before income taxes for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Total segment gross operating margin	$5,332.1	$5,286.5	$4,818.1
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(1,428.2)	(1,282.7)	(1,148.9)
Subtract impairment charges not reflected in gross operating margin	(162.6)	(34.0)	(92.6)
Add net gains or subtract net losses attributable to asset sales and insurance recoveries not reflected in gross operating margin	(15.6)	102.1	83.4
Subtract non-refundable deferred revenues attributable to shipper make-up rights on major new pipeline projects reflected in gross operating margin	(53.6)	(84.6)	(4.4)
Add subsequent recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	60.7	2.9	--
Subtract general and administrative costs not reflected in gross operating margin	(192.6)	(214.5)	(188.3)
Operating income	3,540.2	3,775.7	3,467.3
Other expense, net	(984.3)	(919.1)	(802.7)
Income before income taxes	$2,555.9	$2,856.6	$2,664.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by business segment, together with reconciliations to our consolidated financial statement totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2015	$9,779.0	$10,258.3	$2,729.5	$4,111.9	$76.9	$--	$26,955.6
Year ended December 31, 2014	17,078.4	20,151.9	4,182.6	6,316.5	150.3	--	47,879.7
Year ended December 31, 2013	17,119.1	20,609.1	3,522.7	6,258.5	151.7	--	47,661.1
Revenues from related parties:
Year ended December 31, 2015	9.0	47.6	13.8	--	1.9	--	72.3
Year ended December 31, 2014	11.4	32.4	21.2	--	6.5	--	71.5
Year ended December 31, 2013	1.1	41.3	15.8	--	7.7	--	65.9
Intersegment and intrasegment revenues:
Year ended December 31, 2015	10,217.9	5,162.0	662.1	1,126.0	0.6	(17,168.6)	--
Year ended December 31, 2014	13,716.5	12,678.7	1,106.7	1,779.6	6.5	(29,288.0)	--
Year ended December 31, 2013	11,096.6	10,222.3	959.7	1,764.0	9.6	(24,052.2)	--
Total revenues:
Year ended December 31, 2015	20,005.9	15,467.9	3,405.4	5,237.9	79.4	(17,168.6)	27,027.9
Year ended December 31, 2014	30,806.3	32,863.0	5,310.5	8,096.1	163.3	(29,288.0)	47,951.2
Year ended December 31, 2013	28,216.8	30,872.7	4,498.2	8,022.5	169.0	(24,052.2)	47,727.0
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2015	57.5	281.4	3.8	(15.7)	46.6	--	373.6
Year ended December 31, 2014	30.6	184.6	3.6	(13.3)	54.0	--	259.5
Year ended December 31, 2013	15.7	140.3	3.8	(22.3)	29.8	--	167.3
Gross operating margin:
Year ended December 31, 2015	2,771.6	961.9	782.6	718.5	97.5	--	5,332.1
Year ended December 31, 2014	2,877.7	762.5	803.3	681.0	162.0	--	5,286.5
Year ended December 31, 2013	2,514.4	742.7	789.0	625.9	146.1	--	4,818.1
Property, plant and equipment, net: (see Note 5)
At December 31, 2015	12,909.7	3,550.3	8,620.0	3,060.7	--	3,894.0	32,034.7
At December 31, 2014	11,766.9	2,332.2	8,835.5	3,047.2	1,145.1	2,754.7	29,881.6
At December 31, 2013	9,957.8	1,479.9	8,917.3	2,712.4	1,223.7	2,655.5	26,946.6
Investments in unconsolidated affiliates: (see Note 6)
At December 31, 2015	718.7	1,813.4	22.5	73.9	--	--	2,628.5
At December 31, 2014	682.3	1,767.7	23.2	75.1	493.7	--	3,042.0
At December 31, 2013	645.5	1,165.2	24.2	70.4	531.8	--	2,437.1
Intangible assets, net: (see Note 7)
At December 31, 2015	380.3	2,377.5	1,087.7	191.7	--	--	4,037.2
At December 31, 2014	689.2	2,223.6	972.9	374.8	41.6	--	4,302.1
At December 31, 2013	285.2	4.5	1,017.8	100.0	54.7	--	1,462.2
Goodwill: (see Note 7)
At December 31, 2015	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
At December 31, 2014	2,210.2	918.7	296.3	793.0	82.0	--	4,300.2
At December 31, 2013	341.2	305.1	296.3	1,055.3	82.1	--	2,080.0
Segment assets:
At December 31, 2015	16,660.4	9,582.2	10,026.5	4,282.5	--	3,894.0	44,445.6
At December 31, 2014	15,348.6	7,242.2	10,127.9	4,290.1	1,762.4	2,754.7	41,525.9
At December 31, 2013	11,229.7	2,954.7	10,255.6	3,938.1	1,892.3	2,655.5	32,925.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services:
Sales of NGLs and related products	$8,044.8	$15,460.1	$15,916.0
Midstream services	1,743.2	1,629.7	1,204.2
Total	9,788.0	17,089.8	17,120.2
Crude Oil Pipelines & Services:
Sales of crude oil	9,732.9	19,783.9	20,371.3
Midstream services	573.0	400.4	279.1
Total	10,305.9	20,184.3	20,650.4
Natural Gas Pipelines & Services:
Sales of natural gas	1,722.6	3,181.7	2,571.6
Midstream services	1,020.7	1,022.1	966.9
Total	2,743.3	4,203.8	3,538.5
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	3,333.5	5,575.5	5,568.8
Midstream services	778.4	741.0	689.7
Total	4,111.9	6,316.5	6,258.5
Offshore Pipelines & Services:
Sales of natural gas	--	0.3	0.5
Sales of crude oil	3.2	8.6	5.7
Midstream services	75.6	147.9	153.2
Total	78.8	156.8	159.4
Total consolidated revenues	$27,027.9	$47,951.2	$47,727.0

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$19,612.9	$40,464.1	$40,770.2
Other operating costs and expenses (1)	2,449.4	2,541.8	2,310.4
Depreciation, amortization and accretion	1,428.2	1,282.7	1,148.9
Net losses (gains) attributable to asset sales and insurance recoveries	15.6	(102.1)	(83.4)
Non-cash asset impairment charges	162.6	34.0	92.6
General and administrative costs	192.6	214.5	188.3
Total consolidated costs and expenses	$23,861.3	$44,435.0	$44,427.0

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

Major Customer Information
Our largest non-affiliated customer for 2015 was Shell Oil Company and its affiliates (collectively, "Shell"), which accounted for $2.0 billion, or 7.4%, of our consolidated revenues for the year.  The following table presents our consolidated revenues from Shell by business segment for the year ended December 31, 2015:

NGL Pipelines & Services	$400.4
Crude Oil Pipelines & Services	1,335.8
Natural Gas Pipelines & Services	48.6
Petrochemical & Refined Products Services	206.5
Offshore Pipelines & Services	8.0
Total	$1,999.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shell was also our largest non-affiliated customer for 2014, accounting for 8.5% of our consolidated revenues for the year ended December 31, 2014.  BP p.l.c. and its affiliates was our largest non-affiliated customer for 2013, accounting for 9.0% of our consolidated revenues for the year ended December 31, 2013.

Note 11.  Earnings Per Unit

Basic earnings per unit is computed by dividing net income or loss available to our common unitholders by the weighted-average number of our distribution-bearing units outstanding during a period, which excludes the Designated Units (see Note 9) to the extent such units do not participate in the distributions to be paid with respect to such period.

Diluted earnings per unit is computed by dividing net income or loss attributable to our limited partners by the sum of (i) the weighted-average number of our distribution-bearing units outstanding during a period (as used in determining basic earnings per unit), (ii) the weighted-average number of our Class B units (see Note 9) outstanding during a period, (iii) the weighted-average number of Designated Units outstanding during a period and (iv) the number of incremental common units resulting from the assumed exercise of dilutive unit options outstanding during a period (the "incremental option units").

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

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$2,521.2	$2,787.4	$2,596.9
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(8.7)	(5.2)	--
Net income available to common unitholders	$2,512.5	$2,782.2	$2,596.9

Basic weighted-average number of common units outstanding	1,966.6	1,848.7	1,788.0

Basic earnings per unit	$1.28	$1.51	$1.45

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$2,521.2	$2,787.4	$2,596.9

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	1,966.6	1,848.7	1,788.0
Designated Units	26.5	42.7	46.8
Class B units (2)	--	--	5.4
Phantom units (1)	5.4	2.9	--
Incremental option units	0.1	0.9	2.4
Total	1,998.6	1,895.2	1,842.6

Diluted earnings per unit	$1.26	$1.47	$1.41

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Business Combinations

Acquisition of EFS Midstream
In July 2015, we purchased EFS Midstream from affiliates of Pioneer and Reliance for approximately $2.1 billion. The purchase price will be paid in two installments. The first installment of approximately $1.1 billion was paid at closing on July 8, 2015 and the final installment of approximately $1.0 billion will be paid no later than the first anniversary of the closing date. The effective date of the acquisition was July 1, 2015. We funded the cash consideration for the first installment using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.

The EFS Midstream System provides condensate gathering and processing services as well as gathering, treating and compression services for the associated natural gas.  The EFS Midstream System includes approximately 460 miles of gathering pipelines, ten central gathering plants, 119 thousand barrels per day of condensate stabilization capacity and 780 million cubic feet per day of associated natural gas treating capacity.  Our primary purpose in acquiring the EFS Midstream System was to secure the underlying production, particularly the processed condensate, for our midstream asset network.  Under terms of the associated agreements, Pioneer and Reliance have dedicated certain of their Eagle Ford Shale acreage to us under 20-year, fixed-fee gathering agreements that include minimum volume requirement for the first seven years.  Pioneer and Reliance have also entered into related 20-year fee-based agreements with us for natural gas transportation and processing, NGL transportation and fractionation, and for processed condensate and crude oil transportation services.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for Pioneer and Reliance, if requested by these producers, over a ten- year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.

We engaged an independent third party business valuation expert to assist us in estimating the fair values of the tangible and intangible assets of EFS Midstream.  The following table summarizes our final purchase price allocation for the EFS Midstream acquisition:

Consideration:
Cash	$1,069.9
Accrued liability related to EFS Midstream acquisition	986.6
Total consideration	$2,056.5

Identifiable assets acquired in business combination:
Current assets, including cash of $13.4 million	$64.0
Property, plant and equipment	636.0
Customer relationship intangible assets (see Note 7)	1,409.8
Total assets acquired	2,109.8
Liabilities assumed in business combination:
Current liabilities	(9.6)
Long-term debt	(125.0)
Other long-term liabilities	(1.3)
Total liabilities assumed	(135.9)
Total assets acquired less liabilities assumed	1,973.9
Total consideration given for EFS Midstream	2,056.5
Goodwill (see Note 7)	$82.6

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

Our consolidated revenues and net income include $117.8 million and $59.9 million, respectively, from EFS Midstream for the six months ended December 31, 2015.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the effective date of the EFS Midstream acquisition was July 1, 2015, our Statements of Consolidated Operations do not include earnings from this business prior to this date.  The following table presents selected unaudited pro forma earnings information for the years ended December 31, 2015 and 2014 as if the acquisition had been completed on January 1, 2014.  This pro forma information was prepared using historical financial data for EFS Midstream and reflects certain estimates and assumptions made by our management.  Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the periods presented had we acquired EFS Midstream on January 1, 2014.

	For the Year Ended December 31,
	2015	2014
Pro forma earnings data:
Revenues	$27,148.5	$48,180.4
Costs and expenses	23,937.1	44,583.6
Operating income	3,585.0	3,856.3
Net income	2,594.4	2,896.1
Net income attributable to noncontrolling interests	37.2	46.1
Net income attributable to limited partners	2,557.2	2,850.0

Basic earnings per unit:
As reported basic earnings per unit	$1.28	$1.51
Pro forma basic earnings per unit	$1.30	$1.54
Diluted earnings per unit:
As reported diluted earnings per unit	$1.26	$1.47
Pro forma diluted earnings per unit	$1.28	$1.50

Acquisition of Oiltanking
On October 1, 2014, we acquired Oiltanking GP and the related IDRs, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA.  We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 Enterprise common units for these ownership interests and rights. We also paid $228.3 million to assume the outstanding loans, including related accrued interest, owed by Oiltanking or its subsidiaries to OTA.  Collectively, these transactions are referred to as "Step 1" of the Oiltanking acquisition. We funded the cash consideration for the Step 1 transactions using borrowings under our 364-Day Credit Agreement, proceeds from the sale of short-term notes under our commercial paper program and cash on hand.  As a result of completing Step 1 of the acquisition, we began consolidating the financial statements of Oiltanking and its general partner on October 1, 2014.

Oiltanking owned marine terminals located on the Houston Ship Channel and at the Port of Beaumont with a total of 12 ship and barge docks and approximately 26 MMBbls of crude oil and petroleum products storage capacity. Oiltanking's marine terminal on the Houston Ship Channel is connected by pipeline to our Mont Belvieu, Texas complex and is integral to our growing LPG export, crude oil storage and octane enhancement and propylene businesses.  Our ECHO facility is also connected to Oiltanking's system.  We had a strategic relationship and enjoyed mutual growth with Oiltanking and its predecessors since 1983.  The combination of our legacy midstream assets and Oiltanking's access to waterborne markets and crude oil and petroleum products storage assets extended and broadened our midstream energy services business.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We engaged an independent third party business valuation expert to assist us in estimating the fair values of the tangible and intangible assets of Oiltanking. The following table summarizes our final purchase price allocation for the Oiltanking acquisition:

Consideration:
Cash	$2,438.3
Equity instruments (54,807,352 common units of Enterprise) (1)	2,171.5
Fair value of total consideration transferred in Step 1	$4,609.8

Identifiable assets acquired in business combination:
Current assets, including cash of $21.5 million	$68.0
Property, plant and equipment	1,080.1
Identifiable intangible assets:
Customer relationship intangible assets	1,192.4
Contract-based intangible assets	297.5
IDRs (2)	1,459.2
Total identifiable intangible assets	2,949.1
Other assets	227.6
Total assets acquired	4,324.8
Liabilities assumed in business combination:
Current liabilities	(84.8)
Long-term debt	(223.3)
Other long-term liabilities (3)	(230.0)
Total liabilities assumed	(538.1)
Noncontrolling interest in Oiltanking (4)	(1,397.2)
Total assets acquired less liabilities assumed and noncontrolling interest	2,389.5
Total consideration given for ownership interests in Oiltanking in Step 1	4,609.8
Goodwill (see Note 7)	$2,220.3

(1)    The fair value of the equity-based consideration paid in connection with Step 1 of the Oiltanking acquisition was based on the closing market price of our common units of $39.62 per unit on the acquisition date.
(2)    The IDRs represented contractual rights to future cash incentive distributions to be paid by Oiltanking. These rights were granted to Oiltanking GP under the terms of Oiltanking's partnership agreement. Oiltanking GP could separate and sell the IDRs independent of its other residual general partner interest in Oiltanking. In February 2015 (following completion of Step 2 of the Oiltanking acquisition), the Oiltanking IDRs were cancelled and the carrying value of this intangible asset was reclassified to goodwill.
(3)    In connection with Step 1, we entered into the Liquidity Option Agreement with OTA and Marquard & Bahls ("M&B", a German corporation and ultimate parent company of OTA). Other long-term liabilities includes $219.7 million for the Liquidity Option Agreement (see Note 17).
(4)    From an accounting perspective, Enterprise acquired control of Oiltanking as a result of completing Step 1. The estimated fair value of Oiltanking's common units held by parties other than Enterprise following Step 1 (i.e., the "noncontrolling interest") is based on 28,328,890 common units held by third parties on October 1, 2014 multiplied by the closing unit price for Oiltanking common units of $49.32 per unit on that date.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the effective date of Step 1 of the Oiltanking acquisition was October 1, 2014, our Statements of Consolidated Operations do not include earnings from this business prior to this date.  The following table presents selected unaudited pro forma earnings information for the year ended December 31, 2014 as if the acquisition had been completed on January 1, 2013.  This pro forma information was prepared using historical financial data for Oiltanking and reflects certain estimates and assumptions made by our management.  Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the year ended December 31, 2014 had we acquired Oiltanking on January 1, 2013.

Pro forma earnings data:
Revenues	$48,087.5
Costs and expenses	44,509.0
Operating income	3,838.0
Net income	2,877.5
Net income attributable to noncontrolling interests	75.0
Net income attributable to limited partners	2,802.5

Basic earnings per unit:
As reported basic units outstanding	1,848.7
Pro forma basic units outstanding	1,903.5
As reported basic earnings per unit	$1.51
Pro forma basic earnings per unit	$1.47
Diluted earnings per unit:
As reported diluted units outstanding	1,895.2
Pro forma diluted units outstanding	1,950.0
As reported diluted earnings per unit	$1.47
Pro forma diluted earnings per unit	$1.44

Automatic conversion of subordinated units. Following Step 1 of the Oiltanking acquisition, but not part of Step 2 of the acquisition, on November 17, 2014, the 38,899,802 Oiltanking subordinated units held by us automatically converted into an equal number of Oiltanking common units pursuant to the terms of the Oiltanking partnership agreement. Following this conversion, we owned 54,799,604 Oiltanking common units, or approximately 65.9% of its outstanding common units.

Step 2 of the Oiltanking acquisition. As a second step ("Step 2") of the Oiltanking acquisition (separately negotiated by the conflicts committee of Oiltanking GP on behalf of Oiltanking), we entered into an Agreement and Plan of Merger (the "merger agreement") with Oiltanking in November 2014 that provided for the following:

▪	the merger of a wholly owned subsidiary of ours with and into Oiltanking, with Oiltanking surviving the merger as our wholly owned subsidiary; and

▪	all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking's public unitholders (which consisted of Oiltanking unitholders other than us and our subsidiaries) to be cancelled and converted into our common units based on an exchange ratio of 1.30 of our common units for each Oiltanking common unit.

In accordance with the merger agreement and Oiltanking's partnership agreement, the merger was submitted to a vote of Oiltanking's common unitholders, with the required majority of unitholders (including our ownership interests) voting to approve the merger on February 13, 2015.  Upon approval of the merger, a total of 36,827,517 of our common units were issued to Oiltanking's former public unitholders.  With the completion of Step 2, total consideration paid by Enterprise for Oiltanking was approximately $6.02 billion.

Since we had a controlling financial interest in Oiltanking before and after completion of Step 2, the increase in our ownership interest in Oiltanking was accounted for as an equity transaction with no gain or loss recognized.  Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking were reclassified to limited partners' equity to reflect the February 2015 issuance of 36,827,517 new common units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the merger, the IDRs of Oiltanking were cancelled since we now own 100% of the future cash flows attributable to the Oiltanking business we acquired. As a result, the $1.46 billion carrying value of the IDR intangible asset was reclassified to goodwill and allocated among our business segments (see Note 7).

See Note 17 for information regarding a Federal Trade Commission ("FTC") inquiry related to the Oiltanking acquisition and our operations.

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO's equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Equity-classified awards:
Restricted common unit awards	$14.7	$42.1	$71.5
Phantom unit awards	78.3	45.1	--
Unit option awards	--	--	0.8
Liability-classified awards	0.2	0.3	0.5
Total	$93.2	$87.5	$72.8

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

At December 31, 2015, EPCO's significant long-term incentive plans applicable to us were the Enterprise Products 1998 Long-Term Incentive Plan ("1998 Plan") and the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) ("2008 Plan").  The 1998 Plan provides for awards of our common units and other rights to our non-employee directors and to employees of EPCO and its affiliates providing services to us.  Awards under the 1998 Plan may be granted in the form of unit options, restricted common units, phantom units and distribution equivalent rights ("DERs").  Up to 14,000,000 of our common units may be issued as awards under the 1998 Plan.  After giving effect to awards granted under the 1998 Plan through December 31, 2015, a total of 3,073,703 additional common units were available for issuance.

The 2008 Plan (as amended and restated) is a long-term incentive plan under which any employee or consultant of EPCO, us or our affiliates that provides services to us, directly or indirectly, may receive incentive compensation awards in the form of options, restricted common units, phantom units, DERs, unit appreciation rights ("UARs"), unit awards, other unit-based awards or substitute awards.  Non-employee directors of our general partner may also participate in the 2008 Plan.  The maximum number of common units available for issuance under the 2008 Plan was 30,000,000 at December 31, 2015.  This amount automatically increased under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2016 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  The 2008 Plan is effective until September 30, 2023 or, if earlier, until the time that all available common units under the 2008 Plan have been delivered to participants or the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Audit and Conflicts Committee.  After giving effect to awards granted under the 2008 Plan through December 31, 2015, a total of 16,669,007 additional common units were available for issuance.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant. Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.  These awards were first issued in February 2014.

The following table presents phantom unit award activity for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2013	--	$--
Granted (2)	3,530,710	$33.12
Vested	(38,200)	$33.04
Forfeited	(150,120)	$33.12
Phantom unit awards at December 31, 2014	3,342,390	$33.13
Granted (3)	3,496,140	$33.96
Vested	(940,415)	$33.14
Forfeited	(471,166)	$33.51
Phantom unit awards at December 31, 2015	5,426,949	$33.63

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
(3)    The aggregate grant date fair value of phantom unit awards issued during 2015 was $118.7 million based on a grant date market price of our common units ranging from $27.31 to $34.40 per unit. An estimated annual forfeiture rate of 3.5% was applied to these awards.

After taking into account tax withholding requirements, we issued 618,395 common units and 23,311 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2015 and 2014, respectively.

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

The following table presents supplemental information regarding our phantom unit awards and DERs for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Cash payments made in connection with DERs	$7.7	$3.7	$--
Total intrinsic value of phantom unit awards that vested during period	$31.2	$1.4	$--

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $77.0 million at December 31, 2015, of which our share of the cost is currently estimated to be $69.2 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

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

The following table presents restricted common unit award activity for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at December 31, 2012	7,786,972	$20.43
Granted (2)	3,549,052	$28.61
Vested	(3,770,696)	$17.48
Forfeited	(344,114)	$23.82
Restricted common units at December 31, 2013	7,221,214	$25.83
Vested	(2,634,074)	$23.94
Forfeited	(357,350)	$26.38
Restricted common units at December 31, 2014	4,229,790	$26.96
Vested	(2,009,970)	$26.00
Forfeited	(259,300)	$27.53
Restricted common units at December 31, 2015	1,960,520	$27.88

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

The following table presents supplemental information regarding our restricted common unit awards for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Cash distributions paid to restricted common unitholders	$4.0	$7.3	$10.6
Total intrinsic value of restricted common unit awards that vested during period	$67.3	$87.1	$109.9

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $7.2 million at December 31, 2015, of which our share of the cost is currently estimated to be $5.7 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 1.0 year.

Unit Option Awards
EPCO's long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units.  All of our unit option awards had been exercised as of December 31, 2015 and no new unit option awards were granted during the three years ended December 31, 2015.  When issued, the exercise price of each unit option award was equal to the market price of our common units on the date of grant.  In general, unit option awards had a vesting period of four years from the date of grant and expired at the end of the calendar year following the year of vesting.  The fair value of each unit option award was estimated on the date of grant using a Black-Scholes option pricing model, which incorporated various assumptions including expected life of the option, risk-free interest rates, expected distribution yield of our common units, and expected price volatility of our common units.  Compensation expense recorded in connection with unit option awards was based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents unit option award activity for the periods indicated:

	Number of Units	Weighted- Average Strike Price (dollars/unit)
Unit option awards at December 31, 2012	5,522,280	$13.71
Exercised	(1,472,280)	$14.98
Unit option awards at December 31, 2013	4,050,000	$13.24
Exercised	(2,720,000)	$11.83
Forfeited	(60,000)	$16.14
Unit option awards at December 31, 2014 (1)	1,270,000	$16.14
Exercised	(1,270,000)	$16.14
Unit option awards at December 31, 2015	--	$--

(1) All of the unit option awards outstanding at December 31, 2014 vested during 2014 and were exercised during 2015.

In order to fund its unit option award-related obligations, EPCO purchased our common units at fair value directly from us.  When employees exercise unit option awards, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

The following table presents supplemental information regarding our unit option awards during the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Total intrinsic value of unit option awards exercised during period	$21.7	$57.5	$19.8
Cash received from EPCO in connection with the exercise of unit option awards	$13.1	$33.4	$11.5
Unit option award-related cash reimbursements to EPCO	$21.7	$57.5	$19.8

As of December 31, 2015, all compensation expense related to unit option awards had been recognized.

Note 14.  Derivative Instruments, Hedging Activities and Fair Value Measurements

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

The following table summarizes our portfolio of interest rate swaps at December 31, 2015:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 0.82%	Fair value hedge

As a result of market conditions in 2014, we elected to terminate all of our interest rate swaps then outstanding. Since these interest rate swaps were accounted for as fair value hedges, the aggregate $27.6 million of gains was recorded as a component of long-term debt and is being amortized to earnings (as a decrease in interest expense) using the effective interest method over the remaining life of the associated debt obligations. Of the total gain, $17.6 million was amortized through January 2016 and $10.0 million will be amortized through October 2019.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of senior notes during 2013, we settled 16 forward starting swaps having an aggregate notional amount of $1.0 billion, which resulted in cash losses totaling $168.8 million. As cash flow hedges, losses on these derivative instruments are a component of accumulated other comprehensive loss and are being amortized into earnings (as an increase in interest expense) over the remaining life of the associated debt obligations using the effective interest method. The $168.8 million loss will be amortized into earnings through March 2023.

Commodity Hedging Activities
The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2015 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	9.1	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	2.1	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	2.4	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	10.7	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	28.7	0.4	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	42.2	0.1	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	2.7	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.8	0.1	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.3	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	15.0	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	17.6	n/a	Cash flow hedge
Crude oil inventory management activities (MMBbls)	0.7	n/a	Fair value hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	48.2	8.2	Mark-to-market
NGL risk management activities (MMBbls) (4)	1.8	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	11.8	n/a	Mark-to-market

(1)	Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)	The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2017, January 2017 and March 2018, respectively.
(3)	Current and long-term volumes include 24.3 Bcf and 2.1 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4)    Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At December 31, 2015, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪	The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of forward contracts and derivative instruments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$3.2	Current assets	$--	Other current liabilities	$--	Other current liabilities	$--
Interest rate derivatives	Other assets	--	Other assets	--	Other liabilities	3.7	Other liabilities	--
Total interest rate derivatives		3.2		--		3.7		--
Commodity derivatives	Current assets	253.8	Current assets	217.9	Other current liabilities	137.5	Other current liabilities	145.3
Commodity derivatives	Other assets	0.2	Other assets	--	Other liabilities	1.4	Other liabilities	--
Total commodity derivatives		254.0		217.9		138.9		145.3
Total derivatives designated as hedging instruments		$257.2		$217.9		$142.6		$145.3

Derivatives not designated as hedging instruments
Interest rate derivatives	Current assets	$--	Current assets	$--	Other current liabilities	$--	Other current liabilities	$--
Commodity derivatives	Current assets	1.6	Current assets	8.1	Other current liabilities	3.1	Other current liabilities	0.7
Commodity derivatives	Other assets	--	Other assets	0.6	Other liabilities	1.0	Other liabilities	1.4
Total commodity derivatives		1.6		8.7		4.1		2.1
Total derivatives not designated as hedging instruments		$1.6		$8.7		$4.1		$2.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Cash Collateral Received	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2015:
Interest rate derivatives	$3.2	$--	$3.2	$(3.2)	$--	$--	$--
Commodity derivatives	255.6	--	255.6	(143.0)	(40.1)	(72.2)	0.3
As of December 31, 2014:
Commodity derivatives	$226.6	$--	$226.6	$(147.3)	$--	$(23.9)	$55.4

	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2015:
Interest rate derivatives	$3.7	$--	$3.7	$(3.2)	$--	$0.5
Commodity derivatives	143.0	--	143.0	(143.0)	--	--
As of December 31, 2014:
Commodity derivatives	$147.4	$--	$147.4	$(147.3)	$--	$0.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2015	2014	2013
Interest rate derivatives	Interest expense	$(1.4)	$(26.5)	$(13.1)
Commodity derivatives	Revenue	19.1	11.9	(0.1)
Total		$17.7	$(14.6)	$(13.2)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2015	2014	2013
Interest rate derivatives	Interest expense	$1.4	$26.4	$12.8
Commodity derivatives	Revenue	0.2	(11.8)	(5.7)
Total		$1.6	$14.6	$7.1

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative (Effective Portion)
	For the Year Ended December 31,
	2015	2014	2013
Interest rate derivatives	$--	$--	$6.6
Commodity derivatives – Revenue (1)	217.6	161.3	(47.9)
Commodity derivatives – Operating costs and expenses (1)	(2.7)	--	1.0
Total	$214.9	$161.3	$(40.3)

(1)    The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Year Ended December 31,
		2015	2014	2013
Interest rate derivatives	Interest expense	$(35.3)	$(32.4)	$(29.2)
Commodity derivatives	Revenue	231.7	75.0	(22.4)
Commodity derivatives	Operating costs and expenses	(3.5)	1.7	0.3
Total		$192.9	$44.3	$(51.3)

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Year Ended December 31,
		2015	2014	2013
Commodity derivatives	Revenue	$4.7	$(0.3)	$0.2
Commodity derivatives	Operating costs and expenses	0.1	--	--
Total		$4.8	$(0.3)	$0.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Over the next twelve months, we expect to reclassify $37.4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $57.6 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $57.3 million as an increase in revenue and $0.3 million as a decrease to operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2015	2014	2013
Interest rate derivatives	Interest expense	$--	$(0.1)	$(0.7)
Commodity derivatives	Revenue	1.0	(23.0)	7.3
Commodity derivatives	Operating costs and expense	0.1	--	--
Total		$1.1	$(23.1)	$6.6

Fair Value Measurements
The following tables set forth, by level within the Level 1, 2 and 3 fair value hierarchy (see Note 2), the carrying values of our financial assets and liabilities at the dates indicated. These assets and liabilities are measured on a recurring basis and are classified based on the lowest level of input used to estimate their fair value. Our assessment of the relative significance of such inputs requires judgment.

	December 31, 2015 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$3.2	$--	$3.2
Commodity derivatives	109.5	145.2	0.9	255.6
Total	$109.5	$148.4	$0.9	$258.8

Financial liabilities:
Liquidity Option Agreement	$--	$--	$245.1	$245.1
Interest rate derivatives	--	3.7	--	3.7
Commodity derivatives	31.3	109.2	2.5	143.0
Total	$31.3	$112.9	$247.6	$391.8

	December 31, 2014 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives	$37.8	$187.8	$1.0	$226.6

Financial liabilities:
Liquidity Option Agreement	$--	$--	$219.7	$219.7
Commodity derivatives	13.8	133.0	0.6	147.4
Total	$13.8	$133.0	$220.3	$367.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Year Ended December 31,
	Location	2015	2014
Financial asset (liability) balance, net, January 1		$(219.3)	$3.2
Total gains (losses) included in:
Net income (1)	Revenue	(0.9)	0.9
Net income	Other expense, net	(25.4)	--
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	(19.2)	(2.6)
Settlements		0.1	(3.4)
Acquisition of Liquidity Option Agreement (see Note 17)		--	(219.7)
Transfers out of Level 3 (2)		18.0	2.3
Financial liability balance, net, December 31 (2)		$(246.7)	$(219.3)

(1)   There were $0.9 million and $2.6 million of unrealized losses included in these amounts for the years ended December 31, 2015 and 2014, respectively.
(2)   Transfers out of Level 3 into Level 2 were due to shorter remaining transaction maturities falling inside of the Level 2 range at December 31, 2015 and 2014.

The following tables provide quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at the dates indicated:

	Fair Value At December 31, 2015
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$0.9	$1.2	Discounted cash flow	Forward commodity prices	$35.63-$43.84/barrel
Commodity derivatives – Propane	--	1.3	Discounted cash flow	Forward commodity prices	$0.42-$0.44/gallon
Total	$0.9	$2.5

	Fair Value At December 31, 2014
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$1.0	$0.4	Discounted cash flow	Forward commodity prices	$49.26-$53.27/barrel
Commodity derivatives – Natural gas	--	0.2	Discounted cash flow	Forward commodity prices	$3.05-$4.09/MMBtu
Total	$1.0	$0.6

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at December 31, 2015.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

The recurring fair value measurement pertaining to the Liquidity Option Agreement is based on a number of Level 3 inputs. See Note 17 for a discussion of this liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements
We measure certain assets, primarily long-lived assets and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. The following table summarizes our non-cash impairment charges by segment during each of the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
NGL Pipelines & Services	$20.8	$16.2	$30.6
Crude Oil Pipelines & Services	33.5	2.9	30.1
Natural Gas Pipelines & Services	21.6	0.7	--
Petrochemical & Refined Products Services	28.2	9.1	18.7
Offshore Pipelines & Services	58.5	5.1	18.0
Total	$162.6	$34.0	$97.4

As presented in the following tables, our estimated fair values were based on management's expectation of the market values for such assets based on their knowledge and experience in the industry (a Level 3 type measure involving significant unobservable inputs).  In many cases, there are no active markets (Level 1) or other similar recent transactions (Level 2) to compare to.  Our assumptions used in such analyses are based on the highest and best use of the asset and includes estimated probabilities where multiple cash flow outcomes are possible.

When probability weights are used, the weights are generally obtained from business management personnel having oversight responsibilities for the assets being tested.  Key commercial assumptions (e.g., anticipated operating margins, throughput or processing volume growth rates, timing of cash flows, etc.) that represent Level 3 unobservable inputs and test results are reviewed and certified by members of senior management.

Our non-cash asset impairment charges for the year ended December 31, 2015 are a component of operating costs and expenses and primarily reflect the $54.8 million charge we recorded in connection with the sale of our Offshore Business (see Note 5) and the abandonment of certain natural gas and crude oil pipeline assets in Texas.  The following table presents categories of long-lived assets, primarily property, plant and equipment, that were subject to non-recurring fair value measurements during the year ended December 31, 2015:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$0.4	$--	$--	$0.4	$81.4
Long-lived assets held for sale	18.0	--	--	18.0	14.2
Long-lived assets disposed of by sale (1)	--	--	--	--	67.0
Total					$162.6

(1) Includes a $54.8 million charge recorded in connection with the sale of our Offshore Business.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our non-cash asset impairment charges for the year ended December 31, 2014 are a component of operating costs and expenses and primarily relate to the abandonment of certain natural gas processing equipment in Louisiana, natural gas pipeline segments in the Gulf of Mexico, refined products terminal and pipeline assets in Arkansas, and NGL storage caverns in Oklahoma and Texas.  The following table presents categories of long-lived assets, primarily property, plant and equipment, that were subject to non-recurring fair value measurements during the year ended December 31, 2014:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$26.7
Long-lived assets held for sale	1.5	--	--	1.5	3.6
Long-lived assets disposed of by sale	--	--	--	--	3.7
Total					$34.0

Our non-cash asset impairment charges for the year ended December 31, 2013 primarily relate to the abandonment of certain crude oil and natural gas pipeline segments in Texas, Oklahoma and the Gulf of Mexico, certain refined products terminal assets in Texas, an NGL storage cavern in Arizona and an NGL fractionator and storage cavern facility in Ohio.  These impairment charges totaled $92.6 million and are a component of operating costs and expenses.  The remaining charge, or $4.8 million, relates to the impairment of an equity method investment and was presented as a component of equity in income of unconsolidated affiliates.  The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the year ended December 31, 2013:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$79.4
Long-lived assets held and used	44.6	--	--	44.6	9.0
Long-lived assets held for sale	0.6	--	--	0.6	3.4
Long-lived assets disposed of by sale	--	--	--	--	5.6
Total					$97.4

Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $19.51 billion and $22.16 billion at December 31, 2015 and 2014, respectively.  The aggregate carrying value of these debt obligations was $20.87 billion and $20.48 billion at December 31, 2015 and 2014, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The amounts reported for fixed-rate debt obligations as of December 31, 2015, exclude those amounts hedged using fixed-to-floating interest rate swaps. See "Interest Rate Hedging Activities" within this Note 14 for additional information.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Revenues – related parties:
Unconsolidated affiliates	$72.3	$71.5	$65.9
Costs and expenses – related parties:
EPCO and its privately held affiliates	$949.3	$939.9	$892.2
Unconsolidated affiliates	245.3	183.0	160.0
Total	$1,194.6	$1,122.9	$1,052.2

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2015	2014
Accounts receivable - related parties:
Unconsolidated affiliates	$1.2	$2.8

Accounts payable - related parties:
EPCO and its privately held affiliates	$75.6	$98.1
Unconsolidated affiliates	8.5	20.8
Total	$84.1	$118.9

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

At December 31, 2015, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
677,159,667	33.6%

Of the total number of units held by EPCO and its privately held affiliates, 118,000,000 have been pledged as security under the credit facilities of certain of the privately held affiliates at December 31, 2015. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the years ended December 31, 2015, 2014 and 2013, we paid EPCO and its privately held affiliates cash distributions totaling $948.3 million, $877.0 million and $811.4 million, respectively.  Distributions paid during the years ended December 31, 2015, 2014 and 2013 excluded 35,380,000, 45,120,000 and 47,400,000 Designated Units, respectively (see Note 9).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time-to-time, EPCO and its privately held affiliates elect to reinvest a portion of the cash distributions received from us into the purchase of additional common units under our DRIP.  These purchases totaled $100 million for each of the years ended December 31, 2015 and 2014.  In March 2015, a privately held affiliate of EPCO purchased 3,225,057 common units from us under our ATM program for $31.01 per unit.

In January 2016, privately held affiliates of EPCO purchased 3,830,256 common units from us under our ATM program, generating gross proceeds of $100 million.  In February 2016, privately held affiliates of EPCO reinvested an additional $100 million in us, resulting in the issuance of 4,481,504 of our common units under our DRIP.  See Note 9 for additional information regarding our DRIP and ATM program.

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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Operating costs and expenses	$826.4	$801.6	$770.6
General and administrative expenses	105.2	121.7	105.2
Total costs and expenses	$931.6	$923.3	$875.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relationships with Unconsolidated Affiliates
Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪	For the years ended December 31, 2015, 2014 and 2013, we paid Seaway $175.8 million, $130.8 million and $132.4 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities. Revenues from Seaway were $47.7 million, $29.4 million and $41.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

▪	We pay Promix for the transportation, storage and fractionation of NGLs. In addition, we sell natural gas to Promix for its plant fuel requirements. Revenues from Promix were $8.8 million, $11.1 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expenses with Promix were $24.9 million, $25.8 million and $28.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

▪	For the years ended December 31, 2015, 2014 and 2013, we paid Eagle Ford Crude Oil Pipeline $39.4 million, $25.8 million and $5.4 million, respectively, for crude oil transportation.

▪	We perform management services for certain of our unconsolidated affiliates. We charged such affiliates $19.1 million, $24.5 million and $21.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 16.  Provision for Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in qualifying income (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2015, 2014 and 2013 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income taxes on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner's individual tax basis in our limited partner interests.

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the "Texas Margin Tax").  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal, state and foreign income tax provision (benefit) is summarized below:

	For the Year Ended December 31,
	2015	2014	2013
Current:
Federal	$0.9	$2.2	$(0.5)
State	15.5	13.4	19.3
Foreign	1.7	1.4	0.8
Total current	18.1	17.0	19.6
Deferred:
Federal	(1.4)	2.2	(0.5)
State	(19.2)	3.5	38.9
Foreign	--	0.4	(0.5)
Total deferred	(20.6)	6.1	37.9
Total provision for (benefit from) income taxes	$(2.5)	$23.1	$57.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Pre-Tax Net Book Income ("NBI")	$2,555.9	$2,856.6	$2,664.6

Texas Margin Tax (1)	$(3.7)	$17.5	$58.3
State income taxes (net of federal benefit)	0.7	0.2	(0.1)
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	1.1	1.5	(1.4)
Expiration of tax net operating loss	--	--	0.1
Other permanent differences	(0.6)	3.9	0.6
Provision for (benefit from) income taxes	$(2.5)	$23.1	$57.5

Effective income tax rate	(0.1)%	0.8%	2.2%

(1)    Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses. During 2015, certain legislative changes were enacted to the Texas Margin Tax, which reduced the tax rate for business entities that operate within the state.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryovers (1)	$0.2	$0.3
Accruals	1.6	1.8
Total deferred tax assets	1.8	2.1
Less: Deferred tax liabilities:
Property, plant and equipment	44.9	64.4
Equity investment in partnerships	2.7	4.1
Total deferred tax liabilities	47.6	68.5
Total net deferred tax liabilities	$45.8	$66.4

Current portion of total net deferred tax assets	$0.3	$0.2
Long-term portion of total net deferred tax liabilities	$46.1	$66.6

(1) These losses expire in various years between 2016 and 2033 and are subject to limitations on their utilization.
Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2015, 2014 or 2013.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2015 and 2014, our accruals for litigation contingencies were $4.6 million and $2.4 million, respectively, and were recorded in our Consolidated Balance Sheets as a component of "Other current liabilities."  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  We intend to vigorously oppose the judgment through the appeals process.  As of December 31, 2015, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

FTC Inquiry regarding Oiltanking Acquisition
On February 23, 2015, we received a Civil Investigative Demand and a related Subpoena Duces Tecum from the FTC requesting specified information relating to the Oiltanking acquisition and our operations.  On April 13, 2015, we received a Civil Investigative Demand issued by the Attorney General of the State of Texas requesting copies of the same information and any correspondence with the FTC.  We are in the process of complying with the requests and are cooperating with the investigations.  Based on the limited information that we have at this time, we are unable to predict the outcome of the investigations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redelivery Commitments
We store natural gas, crude oil, NGLs and certain petrochemical products owned by third parties under various agreements.  Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand.  At December 31, 2015, we had approximately 10.2 trillion British thermal units ("TBtus") of natural gas, 18.7 MMBbls of crude oil, and 37.5 MMBbls of NGL and petrochemical products in our custody that were owned by third parties.  We maintain insurance coverage related to such volumes that we believe is consistent with our exposure.  See Note 18 for information regarding insurance matters.

Commitments Under Equity Compensation Plans of EPCO
In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense associated with certain employees who perform management, administrative and operating functions for us.  See Notes 13 and 15 for additional information regarding our accounting for equity-based awards and related party information, respectively.

Contractual Obligations
The following table summarizes our various contractual obligations at December 31, 2015.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Scheduled maturities of debt obligations	$22,738.5	$1,864.1	$800.0	$1,100.0	$1,500.0	$1,500.0	$15,974.4
Estimated cash interest payments	$21,734.1	$1,053.0	$1,036.1	$975.6	$917.5	$859.7	$16,892.2
Operating lease obligations	$494.0	$64.2	$58.4	$50.3	$44.7	$41.0	$235.4
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$1,160.8	$451.3	$215.6	$215.6	$143.8	$73.5	$61.0
NGLs	$376.9	$319.3	$21.8	$23.9	$11.9	$--	$--
Crude oil	$441.5	$389.4	$17.9	$17.9	$16.3	$--	$--
Petrochemicals & refined products	$1,921.4	$1,868.6	$52.8	$--	$--	$--	$--
Other	$33.2	$8.7	$6.9	$4.1	$4.1	$2.7	$6.7
Underlying major volume commitments:
Natural gas (in TBtus)	647	243	128	128	81	37	30
NGLs (in MMBbls)	39	30	3	4	2	--	--
Crude oil (in MMBbls)	14	11	1	1	1	--	--
Petrochemicals & refined products (in MMBbls)	146	126	20	--	--	--	--
Service payment commitments	$685.9	$184.5	$160.1	$91.8	$71.1	$43.7	$134.7
Capital expenditure commitments	$113.9	$113.9	$--	$--	$--	$--	$--

Scheduled Maturities of Debt.  We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the periods indicated.  See Note 8 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments.  Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2015 and the contractually scheduled maturities of such balances.  With respect to our variable-rate debt obligation, we applied the weighted-average interest rate paid during 2015 to determine the estimated cash payments.  See Note 8 for the weighted-average variable interest rates charged in 2015.  Our estimated cash payments for interest are significantly influenced by the long-term maturities of our $1.47 billion in junior subordinated notes.  Our estimated cash payments for interest assume that these subordinated notes are not repaid prior to their respective maturity dates.  We applied the current fixed interest rate through the respective maturity date for each junior subordinated note to determine the estimated cash payments for interest.

Operating Lease Obligations.  We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Amounts shown in the preceding table represent minimum cash lease payment obligations under our operating leases with terms in excess of one year.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our significant lease agreements consist of (i) land held pursuant to right-of-way agreements and property leases, (ii) the lease of underground storage caverns for natural gas and NGLs, (iii) the lease of transportation equipment used in our operations, and (iv) leased office space with affiliates of EPCO.  Currently, our significant lease agreements have terms that range from 5 to 30 years.  The agreements for leased office space with affiliates of EPCO and underground NGL storage caverns we lease from a third party include renewal options that could extend these contracts for up to an additional 20 years.  The remainder of our significant lease agreements do not provide for additional renewal terms.

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

Consolidated costs and expenses include lease and rental expense amounts of $104.3 million, $94.2 million and $87.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Obligations.  We define purchase obligations as agreements to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

▪	We have long and short-term product purchase obligations for natural gas, NGLs, crude oil, petrochemicals and refined products with third party suppliers. The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes. The preceding table shows our volume commitments and estimated payment obligations under these contracts for the periods presented. Our estimated future payment obligations are based on the contractual price in each agreement at December 31, 2015 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery. At December 31, 2015, we did not have any significant product purchase commitments with fixed or minimum pricing provisions with remaining terms in excess of one year.

▪	We have long and short-term commitments to pay service providers. Our contractual service payment commitments primarily represent our obligations under firm pipeline transportation contracts. Payment obligations vary by contract, but generally represent a price per unit of volume multiplied by a firm transportation volume commitment.

▪	We have short-term payment obligations relating to our capital spending program, including our share of the capital spending of our unconsolidated affiliates. These commitments represent unconditional payment obligations for services to be rendered or products to be delivered in connection with capital projects.

Other Commitments
In connection with the agreements to acquire EFS Midstream (see Note 12), we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for Pioneer and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream asset network.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
The following table summarizes the components of "Other long-term liabilities" as presented on Consolidated Balance Sheets at the dates indicated:

	December 31,
	2015	2014
Noncurrent portion of AROs (see Note 5)	$52.9	$83.2
Deferred revenues – non-current portion (see Note 3)	78.3	73.0
Liquidity Option Agreement (see Note 12)	245.1	219.7
Centennial guarantees	6.1	7.0
Other	29.1	28.2
Total	$411.5	$411.1

Liquidity Option Agreement
In connection with Step 1 of the Oiltanking acquisition (see Note 12), we entered into the Liquidity Option Agreement ("Liquidity Option") with OTA and M&B, whereby we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  At that time, OTA's only significant asset is expected to be the Enterprise common units it received in Step 1 of the Oiltanking acquisition, to the extent that such common units have not been sold by M&B prior to the option exercise date pursuant to the related Registration Rights Agreement (see Note 9) or otherwise.  If M&B exercises the Liquidity Option, any assets or liabilities held by OTA at the time of exercise (e.g., any deferred tax liability), including any Enterprise common units held by OTA, will be indirectly acquired by us upon receipt of OTA's capital stock.  The aggregate consideration to be paid by us for OTA's capital stock would equal 100% of the then-current fair market value of the Enterprise common units owned by OTA at the exercise date.  The consideration paid may be in the form of newly issued Enterprise common units, cash or any mix thereof, as determined solely by us.  We have the ability to issue the requisite number of common units needed to satisfy any potential obligation under the Liquidity Option.

If a Trigger Event occurs (as defined in the underlying agreements), the Liquidity Option may be exercised earlier within a 135-day period following notice of such event. Trigger Events include, among other scenarios, any "Enterprise Tax Event," which includes certain events in which OTA would recognize taxable gain on the Enterprise units that it owns.

If the Liquidity Option is exercised, we would indirectly acquire any Enterprise common units owned by OTA and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) OTA's tax liabilities resulting from differences in the book and tax basis of such common units.  We assigned a fair value of $219.7 million to the Liquidity Option at October 1, 2014 using an income approach, specifically a discounted cash flow analysis.

The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the taxable income of OTA. We expect that OTA's taxable income would, in turn, be based on an allocation of our partnership's taxable income to the common units held by OTA and reflect any tax mitigation strategies we believe could be employed. Our valuation estimate for the Liquidity Option is based on significant inputs that are not observable in the market (i.e., Level 3 inputs). For example, the fair value of the Liquidity Option at December 31, 2015 was estimated at $245.1 million and was based on the following Level 3 inputs:

▪	OTA remains in existence (i.e., is not dissolved and its assets sold) between one and 30 years following exercise of the Liquidity Option, depending on the liquidity preference of its owner. An equal probability was assigned to each year in the 30-year forecast period;

▪	Forecast annual growth rates of Enterprise's taxable earnings before interest, taxes, depreciation and amortization ranging from 2% to 15%;
▪
OTA's ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise's issuance of equity for general company reasons.  For purposes of the valuation at December 31, 2015, we used ownership interests ranging from 1.9% to 2.7%;

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪	OTA assumes approximately $2.2 billion of existing long-term debt (30-year maturity) immediately after the Liquidity Option is exercised. For purposes of the valuation at December 31, 2015, we used a market rate commensurate with level of debt and tenure of approximately 6.4%;

▪	A forecasted yield on Enterprise common units of 5.8% to 6.6%;

▪	OTA pays an aggregate federal and state income tax rate of 38% on its taxable income; and

▪	A discount rate of 7.5% based on our weighted-average cost of capital at December 31, 2015.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option. Based on these scenarios, we expect that OTA would own approximately 78.9% of the 54,807,352 Enterprise common units it received on October 1, 2014 when the option period begins in February 2020.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Statements of Consolidated Operations. Results for the year ended December 31, 2015 include $25.4 million of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  The carrying value of the Liquidity Option Agreement, which is a component of "Other long-term liabilities" on our Consolidated Balance Sheet, increased to $245.1 million at December 31, 2015 as of a result of these changes.

The estimated liability for the Liquidity Option at October 1, 2014 reflects a $100.3 million retrospective adjustment made in the third quarter of 2015 upon finalization of the purchase price allocation for the Oiltanking acquisition. The retrospective adjustment was applied in our December 31, 2014 Consolidated Balance Sheet as an increase in goodwill and a corresponding increase in the Liquidity Option Agreement liability, which is a component of "Other long-term liabilities." The retrospective adjustment did not impact our historical results of operations, cash flows or other balance sheet amounts.

If M&B exercises the Liquidity Option, any assets or liabilities held by OTA at the time of exercise (e.g., any deferred tax liability), including any Enterprise common units held by OTA, will be indirectly acquired by us upon receipt of OTA's capital stock.  To the extent that OTA's deferred tax liability exceeds the then current book value of the Liquidity Option liability, we will recognize expense for the difference.

Centennial Guarantees
At December 31, 2015, Centennial's debt obligations consisted of $67.2 million borrowed under a master shelf loan agreement.  Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial's assets and severally guaranteed 50% by us and 50% by our joint venture partner in Centennial.  If Centennial were to default on its debt obligations, we and our joint venture partner would each be required to make an approximate $33.6 million payment to Centennial's lenders in connection with the guarantee agreements (based on Centennial's debt principal outstanding at December 31, 2015).  We recognized a liability of $4.9 million for our share of the Centennial debt guaranty at December 31, 2015.

In lieu of Centennial procuring insurance to satisfy third party claims arising from a catastrophic event, we and Centennial's other joint venture partner have entered a limited cash call agreement.  We are obligated to contribute up to a maximum of $50.0 million in the event of a catastrophic event.  At December 31, 2015, we have a recorded liability of $2.1 million representing the estimated fair value of our cash call guaranty.  Our cash contributions to Centennial under the agreement may be covered by our other insurance policies depending on the nature of the catastrophic event.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Significant Risks and Uncertainties

Nature of Operations
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

The crude oil, natural gas and NGLs currently transported, gathered or processed at our facilities originate primarily from existing domestic resource basins, which naturally deplete over time.  To offset this natural decline, our facilities need access to production from newly discovered properties.  Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves.  These factors could include relatively low crude oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons.  A decrease in exploration and development activities in the regions where our facilities and other energy logistics assets are located could result in a decrease in volumes handled by our assets, which could have a material adverse effect on our financial position, results of operations and cash flows.

Even if crude oil and natural gas reserves exist in the areas served by our assets, we may not be chosen by producers in these areas to gather, transport, process, fractionate, store or otherwise handle the hydrocarbons extracted.  We compete with other companies, including producers of crude oil and natural gas, for any such production on the basis of many factors, including but not limited to geographic proximity to the production, costs of connection, available capacity, rates and access to markets.

Credit Risk
We may incur credit risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, petrochemicals, refined products and crude oil and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced throughout 2015 and that we continue to experience at the beginning of 2016, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

In those situations where we are exposed to credit risk in our derivative instrument transactions, we analyze the counterparty's financial condition prior to entering into an agreement, establish credit and/or margin limits and monitor the appropriateness of these limits on an ongoing basis.  Generally, we do not require collateral for such transactions nor do we currently anticipate nonperformance by our material counterparties.

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

Involuntary conversions result from the loss of an asset due to some unforeseen event (e.g., destruction due to a fire).  Some of these events are covered by insurance, thus resulting in a property damage insurance recovery.  Amounts we receive from insurance carriers are net of any deductibles related to the covered event.  We record a receivable from insurance to the extent we recognize a loss from an involuntary conversion event and the likelihood of our recovering such loss is deemed probable.  To the extent that any of our insurance claim receivables are later judged not probable of recovery (e.g., due to new information), such amounts are expensed.  We recognize gains on involuntary conversions when the amount received from insurance exceeds the net book value of the retired assets.

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

Under our current insurance program, the standalone deductible for property damage claims is $55 million.   We also have business interruption protection; however, such claims must involve physical damage and have a combined loss value in excess of $55 million and the period of interruption must exceed 60 days.

We received $95.0 million and $15.0 million of nonrefundable insurance proceeds during the years ended December 31, 2014 and 2013, respectively, attributable to property damage claims we filed in connection with a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  Operating income for the years ended December 31, 2014 and 2013 includes $95.0 million and $15.0 million of gains, respectively, related to these insurance recoveries.  The amounts we received during the first quarter of 2014 represent the final payments on this property damage claim.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Decrease (increase) in:
Accounts receivable – trade	$1,279.3	$1,685.4	$(1,136.2)
Accounts receivable – related parties	1.3	3.8	(3.6)
Inventories	(72.7)	(105.6)	38.6
Prepaid and other current assets	(59.1)	(74.6)	(6.3)
Other assets	(5.8)	18.7	2.4
Increase (decrease) in:
Accounts payable – trade	(52.9)	(141.0)	(10.1)
Accounts payable – related parties	(34.8)	(31.6)	23.6
Accrued product payables	(1,342.4)	(1,647.8)	1,043.8
Accrued interest	16.5	31.3	3.5
Other current liabilities	(67.1)	141.3	(35.1)
Other liabilities	14.4	11.9	(18.2)
Net effect of changes in operating accounts	$(323.3)	$(108.2)	$(97.6)

Cash payments for interest, net of $149.1, $77.9 and $133.0 capitalized in 2015, 2014 and 2013, respectively	$911.6	$832.1	$781.5

Cash payments for federal and state income taxes	$17.5	$16.1	$35.0

We incurred liabilities for construction in progress that had not been paid at December 31, 2015, 2014 and 2013 of $472.8 million, $372.8 million and $205.3 million, respectively.  Such amounts are not included under the caption "Capital expenditures" on the Statements of Consolidated Cash Flows.

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

In addition, we incurred a $1.0 billion payable in connection with our acquisition of EFS Midstream in July 2015 that will be paid no later than the first anniversary of the closing date of the acquisition (see Note 12).

The following table presents our cash proceeds from asset sales and insurance recoveries for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Sale of Offshore Business (see Note 5)	$1,527.7	$--	$--
Insurance recoveries attributable to West Storage claims (see Note 18)	--	95.0	15.0
Cash proceeds from other asset sales	80.9	50.3	265.6
Total	$1,608.6	$145.3	$280.6

The following table presents net gains (losses) attributable to asset sales and insurance recoveries for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
Sale of Offshore Business	$(12.3)	$--	$--
Gains attributable to West Storage insurance recoveries (see Note 18)	--	95.0	15.0
Net gains (losses) attributable to other asset sales	(3.3)	7.1	68.3
Total	$(15.6)	$102.1	$83.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 12 for information regarding non-cash consideration we issued in connection with the Oiltanking acquisition.

Note 20.  Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2015:
Revenues	$7,472.5	$7,092.5	$6,307.9	$6,155.0
Operating income	896.0	800.3	909.4	934.5
Net income	650.6	556.6	657.7	693.5
Net income attributable to limited partners	636.1	551.0	649.3	684.8

Earnings per unit:
Basic	$0.33	$0.28	$0.33	$0.34
Diluted	$0.32	$0.28	$0.32	$0.34

For the Year Ended December 31, 2014:
Revenues	$12,909.9	$12,520.8	$12,330.2	$10,190.3
Operating income	1,032.7	884.3	937.7	921.0
Net income	806.7	646.5	699.2	681.1
Net income attributable to limited partners	798.8	637.7	691.1	659.8

Earnings per unit:
Basic	$0.44	$0.35	$0.38	$0.35
Diluted	$0.43	$0.34	$0.37	$0.34

The sum of our quarterly earnings per unit amounts may not equal our full year amounts due to slight rounding differences.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Condensed Consolidating Financial Information

EPO conducts all of our business.  Currently, we have no independent operations and no material assets outside those of EPO.

EPO has issued publicly traded debt securities.  As the parent company of EPO, Enterprise Products Partners L.P. guarantees substantially all of the debt obligations of EPO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.  See Note 8 for additional information regarding our consolidated debt obligations.

EPO's consolidated subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Enterprise Products Partners L.P.

Enterprise Products Partners L.P.
Condensed Consolidating Balance Sheet
December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$14.4	$71.1	$(50.6)	$34.9	$--	$--	$34.9
Accounts receivable – trade, net	811.3	1,755.8	2.8	2,569.9	--	--	2,569.9
Accounts receivable – related parties	59.0	795.4	(853.0)	1.4	--	(0.2)	1.2
Inventories	786.9	251.4	(0.2)	1,038.1	--	--	1,038.1
Derivative assets	150.4	108.2	--	258.6	--	--	258.6
Prepaid and other current assets	168.3	249.1	(7.1)	410.3	--	--	410.3
Total current assets	1,990.3	3,231.0	(908.1)	4,313.2	--	(0.2)	4,313.0
Property, plant and equipment, net	3,859.8	28,173.5	1.4	32,034.7	--	--	32,034.7
Investments in unconsolidated affiliates	38,655.0	4,067.3	(40,093.8)	2,628.5	20,540.2	(20,540.2)	2,628.5
Intangible assets, net	721.2	3,330.7	(14.7)	4,037.2	--	--	4,037.2
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	280.2	47.9	(135.2)	192.9	0.5	--	193.4
Total assets	$45,966.0	$44,136.1	$(41,150.4)	$48,951.7	$20,540.7	$(20,540.4)	$48,952.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,863.8	$0.1	$--	$1,863.9	$--	$--	$1,863.9
Accounts payable – trade	375.3	535.1	(50.6)	859.8	0.3	--	860.1
Accounts payable – related parties	885.3	62.3	(863.5)	84.1	0.2	(0.2)	84.1
Accrued product payables	997.7	1,489.3	(2.6)	2,484.4	--	--	2,484.4
Accrued liability related to EFS Midstream acquisition	--	993.2	--	993.2	--	--	993.2
Accrued interest	352.0	0.1	--	352.1	--	--	352.1
Other current liabilities	178.7	357.1	(7.0)	528.8	--	--	528.8
Total current liabilities	4,652.8	3,437.2	(923.7)	7,166.3	0.5	(0.2)	7,166.6
Long-term debt	20,811.4	15.3	--	20,826.7	--	--	20,826.7
Deferred tax liabilities	3.4	40.8	(0.8)	43.4	--	2.7	46.1
Other long-term liabilities	14.5	286.9	(135.0)	166.4	245.1	--	411.5
Commitments and contingencies
Equity:
Partners' and other owners' equity	20,483.9	40,297.2	(40,266.8)	20,514.3	20,295.1	(20,514.3)	20,295.1
Noncontrolling interests	--	58.7	175.9	234.6	--	(28.6)	206.0
Total equity	20,483.9	40,355.9	(40,090.9)	20,748.9	20,295.1	(20,542.9)	20,501.1
Total liabilities and equity	$45,966.0	$44,136.1	$(41,150.4)	$48,951.7	$20,540.7	$(20,540.4)	$48,952.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Balance Sheet
December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$18.7	$70.4	$(14.7)	$74.4	$--	$--	$74.4
Accounts receivable – trade, net	1,128.5	2,698.2	(3.7)	3,823.0	--	--	3,823.0
Accounts receivable – related parties	158.8	1,114.6	(1,266.6)	6.8	--	(4.0)	2.8
Inventories	831.8	182.8	(0.4)	1,014.2	--	--	1,014.2
Derivative assets	102.0	124.0	--	226.0	--	--	226.0
Prepaid and other current assets	435.7	222.3	(308.5)	349.5	--	0.8	350.3
Total current assets	2,675.5	4,412.3	(1,593.9)	5,493.9	--	(3.2)	5,490.7
Property, plant and equipment, net	2,871.7	26,912.0	97.9	29,881.6	--	--	29,881.6
Investments in unconsolidated affiliates	36,937.5	3,556.4	(37,451.9)	3,042.0	18,287.5	(18,287.5)	3,042.0
Intangible assets, net	2,527.3	1,292.4	482.4	4,302.1	--	--	4,302.1
Goodwill	1,956.1	1,721.4	622.7	4,300.2	--	--	4,300.2
Other assets	139.3	45.8	(0.7)	184.4	--	--	184.4
Total assets	$47,107.4	$37,940.3	$(37,843.5)	$47,204.2	$18,287.5	$(18,290.7)	$47,201.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,206.4	$--	$--	$2,206.4	$--	$--	$2,206.4
Accounts payable – trade	216.6	571.4	(14.8)	773.2	0.6	--	773.8
Accounts payable – related parties	1,226.5	173.3	(1,280.9)	118.9	4.0	(4.0)	118.9
Accrued product payables	1,570.0	2,287.9	(4.6)	3,853.3	--	--	3,853.3
Accrued interest	335.4	0.7	(0.6)	335.5	--	--	335.5
Other current liabilities	130.8	763.7	(308.7)	585.8	--	--	585.8
Total current liabilities	5,685.7	3,797.0	(1,609.6)	7,873.1	4.6	(4.0)	7,873.7
Long-term debt	19,142.5	14.9	--	19,157.4	--	--	19,157.4
Deferred tax liabilities	4.9	58.5	(0.9)	62.5	--	4.1	66.6
Other long-term liabilities	10.9	180.8	(0.3)	191.4	219.7	--	411.1
Commitments and contingencies
Equity:
Partners' and other owners' equity	22,263.4	33,820.9	(37,820.6)	18,263.7	18,063.2	(18,263.7)	18,063.2
Noncontrolling interests	--	68.2	1,587.9	1,656.1	--	(27.1)	1,629.0
Total equity	22,263.4	33,889.1	(36,232.7)	19,919.8	18,063.2	(18,290.8)	19,692.2
Total liabilities and equity	$47,107.4	$37,940.3	$(37,843.5)	$47,204.2	$18,287.5	$(18,290.7)	$47,201.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$20,104.8	$19,087.0	$(12,163.9)	$27,027.9	$--	$--	$27,027.9
Costs and expenses:
Operating costs and expenses	19,283.7	16,549.3	(12,164.3)	23,668.7	--	--	23,668.7
General and administrative costs	38.2	152.3	--	190.5	2.1	--	192.6
Total costs and expenses	19,321.9	16,701.6	(12,164.3)	23,859.2	2.1	--	23,861.3
Equity in income of unconsolidated affiliates	2,718.4	417.5	(2,762.3)	373.6	2,548.7	(2,548.7)	373.6
Operating income	3,501.3	2,802.9	(2,761.9)	3,542.3	2,546.6	(2,548.7)	3,540.2
Other income (expense):
Interest expense	(952.9)	(12.0)	3.1	(961.8)	--	--	(961.8)
Other, net	5.2	0.8	(3.1)	2.9	(25.4)	--	(22.5)
Total other expense, net	(947.7)	(11.2)	--	(958.9)	(25.4)	--	(984.3)
Income before income taxes	2,553.6	2,791.7	(2,761.9)	2,583.4	2,521.2	(2,548.7)	2,555.9
Benefit from (provision for) income taxes	(8.7)	12.7	--	4.0	--	(1.5)	2.5
Net income	2,544.9	2,804.4	(2,761.9)	2,587.4	2,521.2	(2,550.2)	2,558.4
Net loss (income) attributable to noncontrolling interests	--	0.9	(42.9)	(42.0)	--	4.8	(37.2)
Net income attributable to entity	$2,544.9	$2,805.3	$(2,804.8)	$2,545.4	$2,521.2	$(2,545.4)	$2,521.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,578.6	$2,793.1	$(2,761.9)	$2,609.8	$2,543.6	$(2,572.6)	$2,580.8
Comprehensive loss (income) attributable to noncontrolling interests	--	0.9	(42.9)	(42.0)	--	4.8	(37.2)
Comprehensive income attributable to entity	$2,578.6	$2,794.0	$(2,804.8)	$2,567.8	$2,543.6	$(2,567.8)	$2,543.6

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,856.4	$3,057.6	$(2,958.9)	$2,955.1	$2,904.8	$(2,909.0)	$2,950.9
Comprehensive loss (income) attributable to noncontrolling interests	--	0.4	(51.5)	(51.1)	--	5.0	(46.1)
Comprehensive income attributable to entity	$2,856.4	$3,058.0	$(3,010.4)	$2,904.0	$2,904.8	$(2,904.0)	$2,904.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,544.9	$2,804.4	$(2,761.9)	$2,587.4	$2,521.2	$(2,550.2)	$2,558.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	144.9	1,371.5	(0.4)	1,516.0	--	--	1,516.0
Equity in income of unconsolidated affiliates	(2,718.4)	(417.5)	2,762.3	(373.6)	(2,548.7)	2,548.7	(373.6)
Distributions received from unconsolidated affiliates	1,989.6	307.7	(1,835.2)	462.1	3,000.2	(3,000.2)	462.1
Net effect of changes in operating accounts and other operating activities	882.8	(1,031.0)	(35.9)	(184.1)	22.1	1.5	(160.5)
Net cash flows provided by operating activities	2,843.8	3,035.1	(1,871.1)	4,007.8	2,994.8	(3,000.2)	4,002.4
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(1,180.0)	(2,631.6)	--	(3,811.6)	--	--	(3,811.6)
Cash used for business combinations, net of cash received	(1,069.9)	13.4	--	(1,056.5)	--	--	(1,056.5)
Proceeds from asset sales and insurance recoveries	1,531.3	77.3	--	1,608.6	--	--	1,608.6
Other investing activities	(1,513.4)	(1,248.2)	2,579.3	(182.3)	(1,179.8)	1,179.8	(182.3)
Cash used in investing activities	(2,232.0)	(3,789.1)	2,579.3	(3,441.8)	(1,179.8)	1,179.8	(3,441.8)
Financing activities:
Borrowings under debt agreements	21,081.1	133.9	(133.9)	21,081.1	--	--	21,081.1
Repayments of debt	(19,867.2)	--	--	(19,867.2)	--	--	(19,867.2)
Cash distributions paid to partners	(3,000.2)	(1,882.4)	1,882.4	(3,000.2)	(2,943.7)	3,000.2	(2,943.7)
Cash payments made in connection with DERs	--	--	--	--	(7.7)	--	(7.7)
Cash distributions paid to noncontrolling interests	--	(0.8)	(47.2)	(48.0)	--	--	(48.0)
Cash contributions from noncontrolling interests	--	54.4	(0.4)	54.0	--	--	54.0
Net cash proceeds from issuance of common units	--	--	--	--	1,188.6	--	1,188.6
Cash contributions from owners	1,179.8	2,445.0	(2,445.0)	1,179.8	--	(1,179.8)	--
Other financing activities	(24.0)	3.1	--	(20.9)	(52.2)	--	(73.1)
Cash provided by (used in) financing activities	(630.5)	753.2	(744.1)	(621.4)	(1,815.0)	1,820.4	(616.0)
Net change in cash and cash equivalents	(18.7)	(0.8)	(35.9)	(55.4)	--	--	(55.4)
Cash and cash equivalents, January 1	18.7	70.4	(14.7)	74.4	--	--	74.4
Cash and cash equivalents, December 31	$--	$69.6	$(50.6)	$19.0	$--	$--	$19.0

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