Form 10-Q
period 2016-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2016-08-03
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No ☑

There were 2,094,540,009 common units of Enterprise Products Partners L.P. outstanding at the close of business on July 29, 2016.  Our common units trade on the New York Stock Exchange under the ticker symbol "EPD."

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$113.5	$19.0
Restricted cash	372.6	15.9
Accounts receivable – trade, net of allowance for doubtful accounts of $10.7 at June 30, 2016 and $12.1 at December 31, 2015	3,055.4	2,569.9
Accounts receivable – related parties	2.1	1.2
Inventories	1,714.9	1,038.1
Derivative assets	281.4	258.6
Prepaid and other current assets	429.8	395.6
Total current assets	5,969.7	4,298.3
Property, plant and equipment, net	33,011.5	32,034.7
Investments in unconsolidated affiliates	2,669.4	2,628.5
Intangible assets, net of accumulated amortization of $1,324.8 at June 30, 2016 and $1,235.8 at December 31, 2015 (see Note 6)	3,948.3	4,037.2
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	56.7	58.3
Total assets	$51,400.8	$48,802.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$875.4	$1,863.9
Accounts payable – trade	602.6	860.1
Accounts payable – related parties	78.8	84.1
Accrued product payables	3,262.9	2,484.4
Accrued liability related to EFS Midstream acquisition (see Note 17)	999.7	993.2
Accrued interest	350.9	352.1
Derivative liabilities	529.4	140.6
Other current liabilities	326.3	388.2
Total current liabilities	7,026.0	7,166.6
Long-term debt (see Note 7)	21,922.1	20,676.9
Deferred tax liabilities	50.6	46.1
Other long-term liabilities	456.2	411.5
Commitments and contingencies (see Note 14)
Equity:
Partners' equity:
Limited partners:
Common units (2,092,325,330 units outstanding at June 30, 2016 and 2,012,553,024 units outstanding at December 31, 2015)	22,031.2	20,514.3
Accumulated other comprehensive loss	(307.0)	(219.2)
Total partners' equity	21,724.2	20,295.1
Noncontrolling interests	221.7	206.0
Total equity	21,945.9	20,501.1
Total liabilities and equity	$51,400.8	$48,802.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Third parties	$5,604.6	$7,085.2	$10,594.3	$14,551.6
Related parties	13.2	7.3	28.8	13.4
Total revenues (see Note 9)	5,617.8	7,092.5	10,623.1	14,565.0
Costs and expenses:
Operating costs and expenses:
Third parties	4,551.9	6,090.4	8,418.2	12,474.7
Related parties	270.3	267.1	550.9	499.2
Total operating costs and expenses	4,822.2	6,357.5	8,969.1	12,973.9
General and administrative costs:
Third parties	6.6	16.8	20.9	37.1
Related parties	28.5	28.1	58.1	57.1
Total general and administrative costs	35.1	44.9	79.0	94.2
Total costs and expenses (see Note 9)	4,857.3	6,402.4	9,048.1	13,068.1
Equity in income of unconsolidated affiliates	76.4	110.2	177.5	199.4
Operating income	836.9	800.3	1,752.5	1,696.3
Other income (expense):
Interest expense	(244.1)	(240.4)	(484.7)	(479.5)
Change in fair market value of Liquidity Option Agreement (see Note 14)	(23.3)	(11.5)	(21.1)	(11.5)
Other, net	0.4	0.3	1.8	0.8
Total other expense, net	(267.0)	(251.6)	(504.0)	(490.2)
Income before income taxes	569.9	548.7	1,248.5	1,206.1
Benefit from (provision for) income taxes	0.1	7.9	(8.3)	1.1
Net income	570.0	556.6	1,240.2	1,207.2
Net income attributable to noncontrolling interests (see Note 8)	(11.5)	(5.6)	(20.5)	(20.1)
Net income attributable to limited partners	$558.5	$551.0	$1,219.7	$1,187.1

Earnings per unit: (see Note 10)
Basic earnings per unit	$0.27	$0.28	$0.59	$0.61
Diluted earnings per unit	$0.27	$0.28	$0.59	$0.60

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$570.0	$556.6	$1,240.2	$1,207.2
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	(73.7)	(4.3)	(74.9)	26.5
Reclassification of losses (gains) to net income	35.4	(20.2)	(21.8)	(81.3)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	(9.4)	--	(9.4)	--
Reclassification of losses to net income	9.2	8.7	18.4	17.4
Total cash flow hedges	(38.5)	(15.8)	(87.7)	(37.4)
Other	--	0.4	(0.1)	0.4
Total other comprehensive loss	(38.5)	(15.4)	(87.8)	(37.0)
Comprehensive income	531.5	541.2	1,152.4	1,170.2
Comprehensive income attributable to noncontrolling interests	(11.5)	(5.6)	(20.5)	(20.1)
Comprehensive income attributable to limited partners	$520.0	$535.6	$1,131.9	$1,150.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$1,240.2	$1,207.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	763.4	774.9
Asset impairment charges (see Note 12)	15.2	112.3
Loss due to Pascagoula fire (see Note 4)	7.1	--
Equity in income of unconsolidated affiliates	(177.5)	(199.4)
Distributions received on earnings from unconsolidated affiliates	195.1	265.5
Net losses attributable to asset sales	6.6	2.4
Deferred income tax expense (benefit)	4.3	(11.7)
Change in fair market value of derivative instruments	68.3	(9.9)
Change in fair market value of Liquidity Option Agreement (see Note 14)	21.1	11.5
Net effect of changes in operating accounts (see Note 15)	(294.6)	(250.7)
Other operating activities	(4.0)	(0.5)
Net cash flows provided by operating activities	1,845.2	1,901.6
Investing activities:
Capital expenditures	(1,880.4)	(1,638.0)
Contributions in aid of construction costs	23.6	7.8
Increase in restricted cash	(356.7)	(46.1)
Investments in unconsolidated affiliates	(92.4)	(114.1)
Distributions received for return of capital from unconsolidated affiliates	39.4	--
Proceeds from asset sales	27.9	5.9
Other investing activities	--	(4.8)
Cash used in investing activities	(2,238.6)	(1,789.3)
Financing activities:
Borrowings under debt agreements	33,235.3	13,838.3
Repayments of debt	(32,986.7)	(12,905.0)
Debt issuance costs	(9.7)	(18.6)
Cash distributions paid to limited partners (see Note 8)	(1,610.5)	(1,437.3)
Cash payments made in connection with distribution equivalent rights	(5.3)	(3.4)
Cash distributions paid to noncontrolling interests	(20.8)	(24.8)
Cash contributions from noncontrolling interests	16.0	22.0
Net cash proceeds from the issuance of common units	1,888.3	944.1
Other financing activities	(18.7)	(50.9)
Cash provided by financing activities	487.9	364.4
Net change in cash and cash equivalents	94.5	476.7
Cash and cash equivalents, January 1	19.0	74.4
Cash and cash equivalents, June 30	$113.5	$551.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners' Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2015	$20,514.3	$(219.2)	$206.0	$20,501.1
Net income	1,219.7	--	20.5	1,240.2
Cash distributions paid to limited partners	(1,610.5)	--	--	(1,610.5)
Cash payments made in connection with distribution equivalent rights	(5.3)	--	--	(5.3)
Cash distributions paid to noncontrolling interests	--	--	(20.8)	(20.8)
Cash contributions from noncontrolling interests	--	--	16.0	16.0
Net cash proceeds from the issuance of common units	1,888.3	--	--	1,888.3
Amortization of fair value of equity-based awards	45.6	--	--	45.6
Cash flow hedges	--	(87.7)	--	(87.7)
Other	(20.9)	(0.1)	--	(21.0)
Balance, June 30, 2016	$22,031.2	$(307.0)	$221.7	$21,945.9

	Partners' Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2014	$18,304.8	$(241.6)	$1,629.0	$19,692.2
Net income	1,187.1	--	20.1	1,207.2
Cash distributions paid to limited partners	(1,437.3)	--	--	(1,437.3)
Cash payments made in connection with distribution equivalent rights	(3.4)	--	--	(3.4)
Cash distributions paid to noncontrolling interests	--	--	(24.8)	(24.8)
Cash contributions from noncontrolling interests	--	--	22.0	22.0
Common units issued in connection with Step 2 of Oiltanking acquisition	1,408.7	--	(1,408.7)	--
Net cash proceeds from the issuance of common units	944.1	--	--	944.1
Amortization of fair value of equity-based awards	49.7	--	--	49.7
Cash flow hedges	--	(37.4)	--	(37.4)
Other	(49.5)	0.4	--	(49.1)
Balance, June 30, 2015	$20,404.2	$(278.6)	$237.6	$20,363.2

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

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32.8% of our limited partner interests at June 30, 2016.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States ("U.S."), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas, or "LPG"); crude oil gathering, transportation, storage and terminals; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems.  Our assets currently include approximately 49,000 miles of pipelines; 250 million barrels ("MMBbls") of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 billion cubic feet ("Bcf") of natural gas storage capacity.

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

Note 2.  General Accounting and Disclosure Matters

Our results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results expected for the full year of 2016.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

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

Derivative Instruments
We use derivative instruments such as futures, swaps, forward contracts and other arrangements to manage price risks associated with inventories, firm commitments, interest rates and certain anticipated future commodity transactions.  To qualify for hedge accounting, the hedged item must expose us to risk and the related derivative instrument must reduce the exposure to that risk and meet specific hedge documentation requirements related to designation dates, expectations for hedge effectiveness and the probability that hedged future transactions will occur as forecasted.  We formally designate derivative instruments as hedges and document and assess their effectiveness at inception of the hedge and on a monthly basis thereafter.  Forecasted transactions are evaluated for the probability of occurrence and are periodically back-tested once the forecasted period has passed to determine whether similarly forecasted transactions are probable of occurring in the future.

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

Estimates
Preparing our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates that affect amounts presented in the financial statements.  Our most significant estimates relate to: (i) the useful lives and depreciation/amortization methods used for fixed and identifiable intangible assets; (ii) measurement of fair value and projections used in impairment testing of fixed and intangible assets (including goodwill); (iii) contingencies; and (iv) revenue and expense accruals.

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

Restricted Cash
Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.

At June 30, 2016 and December 31, 2015, our restricted cash amounts were $372.6 million and $15.9 million, respectively.  The balance at June 30, 2016 consisted of initial margin requirements of $119.7 million and variation margin requirements of $252.9 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  Our variation margin requirements increased by $273.3 million since December 31, 2015 primarily due to higher forward commodity prices for NGLs and refined products during 2016, particularly during the second quarter of 2016, relative to our short financial derivative positions in these products.  See Note 12 for information regarding our derivative instruments and hedging activities.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	June 30, 2016	December 31, 2015
NGLs	$1,057.7	$639.9
Petrochemicals and refined products	362.9	148.0
Crude oil	263.3	222.1
Natural gas	31.0	28.1
Total	$1,714.9	$1,038.1

Due to fluctuating commodity prices, we recognize lower of cost or market adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or market adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales (1)	$3,838.7	$5,257.9	$7,047.0	$10,936.0
Lower of cost or market adjustments within cost of sales	0.8	0.5	6.1	4.0

(1) Cost of sales is a component of "Operating costs and expenses" as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	June 30, 2016	December 31, 2015
Plants, pipelines and facilities (1)	3-45 (5)	$33,739.3	$32,525.0
Underground and other storage facilities (2)	5-40 (6)	3,312.0	3,000.5
Transportation equipment (3)	3-10	162.4	159.9
Marine vessels (4)	15-30	782.2	769.8
Land		262.8	262.7
Construction in progress		3,889.0	3,894.0
Total		42,147.7	40,611.9
Less accumulated depreciation		9,136.2	8,577.2
Property, plant and equipment, net		$33,011.5	$32,034.7

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense (1)	$298.2	$292.6	$594.1	$583.9
Capitalized interest (2)	46.4	35.7	88.9	65.3

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

Fire at Pascagoula Facility
We acquired the remaining 60% undivided interest in the Pascagoula natural gas processing facility for $35.0 million in March 2016 and assumed operatorship of the facility on June 1, 2016.  The facility is located in Pascagoula, Mississippi and processes natural gas received from third-party production developments located in the northern Gulf of Mexico.  On June 27, 2016, we experienced a fire at the facility, which remains out of service as a result of damage sustained during the fire.  Repairs to this location will commence as soon as the investigation by the U.S. Chemical Safety Board is completed; however, we expect the facility to return to commercial service during the fourth quarter of 2016.

As a result of this event and based on currently available information, we recorded an estimated $7.1 million loss attributable to the assets damaged during the fire.  Due to the recent nature of this event, the estimated loss is subject to revision as we obtain additional information regarding the affected assets.  The costs to repair the facility will be capitalized as expenditures are incurred.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under our current insurance program, the standalone deductible for property damage claims is $55 million.  We also have business interruption protection; however, such claims must involve physical damage and have a combined loss value in excess of $55 million and the period of interruption must exceed 60 days.  We continue to evaluate the possibility of filing an insurance claim related to this event.

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

Property, plant and equipment at June 30, 2016 and December 31, 2015 includes $21.2 million and $17.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs since December 31, 2015:

ARO liability balance, December 31, 2015	$58.5
Liabilities incurred	4.0
Liabilities settled	(1.6)
Revisions in estimated cash flows	2.7
Accretion expense	1.8
ARO liability balance, June 30, 2016	$65.4

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	Ownership Interest at June 30, 2016	June 30, 2016	December 31, 2015
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$25.4	$25.9
K/D/S Promix, L.L.C.	50%	38.3	38.3
Baton Rouge Fractionators LLC	32.2%	17.4	18.5
Skelly-Belvieu Pipeline Company, L.L.C.	50%	39.2	39.8
Texas Express Pipeline LLC	35%	335.3	342.0
Texas Express Gathering LLC	45%	36.4	36.8
Front Range Pipeline LLC	33.3%	170.4	171.2
Delaware Basin Gas Processing LLC	50%	83.3	46.2
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC	50%	1,400.1	1,396.0
Eagle Ford Pipeline LLC	50%	382.6	388.8
Eagle Ford Terminals Corpus Christi LLC	50%	44.5	28.6
Natural Gas Pipelines & Services:
White River Hub, LLC	50%	22.0	22.5
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator, LLC	30%	5.0	5.4
Centennial Pipeline LLC	50%	63.2	65.6
Other	Various	6.3	2.9
Total investments in unconsolidated affiliates		$2,669.4	$2,628.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NGL Pipelines & Services	$14.0	$12.5	$29.1	$24.1
Crude Oil Pipelines & Services	65.8	79.4	155.9	139.3
Natural Gas Pipelines & Services	0.9	1.0	1.9	1.9
Petrochemical & Refined Products Services	(4.3)	(3.7)	(9.4)	(7.1)
Offshore Pipelines & Services	--	21.0	--	41.2
Total	$76.4	$110.2	$177.5	$199.4

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	June 30, 2016	December 31, 2015
NGL Pipelines & Services	$24.7	$25.3
Crude Oil Pipelines & Services	18.9	19.3
Petrochemical & Refined Products Services	2.2	2.3
Total	$45.8	$46.9

In total, amortization of excess cost amounts was $0.6 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016 and 2015, amortization of excess cost amounts were $1.1 million and $3.9 million, respectively.

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Income Statement Data:
Revenues	$317.5	$403.7	$663.0	$753.2
Operating income	181.7	240.7	395.4	437.3
Net income	178.3	237.7	393.5	431.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2016			December 31, 2015
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.4	$(164.9)	$282.5	$447.4	$(156.9)	$290.5
Contract-based intangibles	283.5	(200.7)	82.8	283.0	(193.2)	89.8
Segment total	730.9	(365.6)	365.3	730.4	(350.1)	380.3
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,204.4	(63.8)	2,140.6	2,204.4	(39.1)	2,165.3
Contract-based intangibles	281.0	(96.6)	184.4	281.4	(69.2)	212.2
Segment total	2,485.4	(160.4)	2,325.0	2,485.8	(108.3)	2,377.5
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(378.4)	971.9	1,350.3	(366.3)	984.0
Contract-based intangibles	464.7	(365.8)	98.9	464.7	(361.0)	103.7
Segment total	1,815.0	(744.2)	1,070.8	1,815.0	(727.3)	1,087.7
Petrochemical & Refined Products Services:
Customer relationship intangibles	185.5	(41.1)	144.4	185.5	(38.3)	147.2
Contract-based intangibles	56.3	(13.5)	42.8	56.3	(11.8)	44.5
Segment total	241.8	(54.6)	187.2	241.8	(50.1)	191.7
Total intangible assets	$5,273.1	$(1,324.8)	$3,948.3	$5,273.0	$(1,235.8)	$4,037.2

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NGL Pipelines & Services	$7.7	$7.7	$15.5	$15.2
Crude Oil Pipelines & Services	24.7	16.6	52.4	33.3
Natural Gas Pipelines & Services	8.3	9.9	16.9	19.8
Petrochemical & Refined Products Services	2.3	2.3	4.5	4.7
Offshore Pipelines & Services	--	2.2	--	4.5
Total	$43.0	$38.7	$89.3	$77.5

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2016	2017	2018	2019	2020
$89.0	$176.4	$171.8	$167.3	$166.4

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  The following table presents the carrying amount of goodwill at the dates indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2015	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2
Balance at June 30, 2016	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2016	December 31, 2015
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$875.5	$1,114.1
Senior Notes AA, 3.20% fixed-rate, due February 2016	--	750.0
364-Day Credit Agreement, variable-rate, due September 2016	--	--
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes OO, 1.65% fixed-rate, due May 2018	750.0	750.0
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2020	--	--
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	--
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	--
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	875.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	21,525.5	21,264.1
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066 (1)	521.1	521.1
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)	256.4	256.4
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	22,999.9	22,738.5
Other, non-principal amounts	(202.4)	(197.7)
Less current maturities of debt	(875.4)	(1,863.9)
Total long-term debt	$21,922.1	$20,676.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at June 30, 2016 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Commercial Paper Notes	$875.5	$875.5	$--	$--	$--	$--	$--
Senior Notes	20,650.0	--	800.0	1,100.0	1,500.0	1,500.0	15,750.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$22,999.9	$875.5	$800.0	$1,100.0	$1,500.0	$1,500.0	$17,224.4

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

Letters of Credit
At June 30, 2016, EPO had $2.5 million of letters of credit outstanding related to operations at our facilities and motor fuel tax obligations.

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2016.

Information Regarding Variable Interest Rates Paid
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the six months ended June 30, 2016:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.56% to 1.18%	0.89%
Multi-Year Revolving Credit Facility	1.43% to 1.43%	1.43%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Equity and Distributions

Partners Equity
Partners' equity reflects the limited partner interests (i.e., common units, including restricted common units) that we have outstanding.  The following table summarizes changes in the number of our outstanding units from December 31, 2015 to June 30, 2016:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at December 31, 2015	2,010,592,504	1,960,520	2,012,553,024
Common units issued in connection with ATM program	68,645,180	--	68,645,180
Common units issued in connection with DRIP and EUPP	10,384,701	--	10,384,701
Common units issued in connection with the vesting of phantom unit awards	1,077,221	--	1,077,221
Common units issued in connection with the vesting of restricted common unit awards	1,188,428	(1,188,428)	--
Forfeiture of restricted common unit awards	--	(30,474)	(30,474)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(395,029)	--	(395,029)
Other	90,707	--	90,707
Number of units outstanding at June 30, 2016	2,091,583,712	741,618	2,092,325,330

The net cash proceeds we received from the issuance of common units during the six months ended June 30, 2016 were used to temporarily reduce principal amounts outstanding under EPO's commercial paper program and revolving credit facilities and for general company purposes.

We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital spending.

Universal shelf registration statement
On May 12, 2016, we filed with the SEC a new universal shelf registration statement (the "2016 Shelf"), which was immediately effective and replaced our prior universal shelf registration statement filed with the SEC in June 2013 (the "2013 Shelf").   The 2016 Shelf allows (and the prior 2013 Shelf allowed) Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. See Note 7 for information regarding an offering of senior notes we completed in April 2016 using the 2013 Shelf.

At-the-Market ("ATM") program
On July 11, 2016, we filed an amended registration statement with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to the ATM program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers' transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The new registration statement was declared effective on July 14, 2016 and replaced our prior registration statement with respect to the ATM program.  Immediately prior to the effectiveness of the new registration statement, we had the capacity to issue additional common units under the ATM program up to an aggregate sales price of $140.0 million (after giving effect to sales of common units previously made under the ATM program).

During the six months ended June 30, 2016, we sold 68,645,180 common units under the ATM program for aggregate gross proceeds of $1.66 billion.  This includes 3,830,256 common units sold in January 2016 to privately held affiliates of EPCO, which generated gross proceeds of $100 million.  After taking into account applicable costs, our transactions under the ATM program resulted in aggregate net cash proceeds of $1.65 billion during the six months ended June 30, 2016.  During the six months ended June 30, 2015, we issued 23,258,453 common units under this program for aggregate gross cash proceeds of $767.1 million, resulting in total net cash proceeds of $760.0 million. This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM program through the date of this quarterly report, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $1.89 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distribution reinvestment plan
On May 12, 2016, we filed with the SEC a new registration statement in connection with our distribution reinvestment plan ("DRIP"), which was immediately effective and amended a prior registration statement filed in March 2010.  The new registration statement increased the aggregate number of our common units authorized for issuance under the DRIP from 140,000,000 to 240,000,000.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.

We issued a total of 10,104,741 common units under our DRIP during the six months ended June 30, 2016, which generated net cash proceeds of $232.3 million.  During the six months ended June 30, 2015, we issued 5,453,541 common units under our DRIP, which generated net cash proceeds of $177.8 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP during the six months ended June 30, 2016 (this amount being a component of the net cash proceeds presented).

After taking into account the new registration statement and the number of common units issued under the DRIP through June 30, 2016, we have the capacity to issue an additional 104,963,257 common units under this plan.

Employee unit purchase plan
In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our employee unit purchase plan ("EUPP").  We issued 279,960 common units under our EUPP during the six months ended June 30, 2016, which generated net cash proceeds of $6.8 million.  During the six months ended June 30, 2015, we issued 183,734 common units under our EUPP, which generated net cash proceeds of $6.3 million.  After taking into account the number of common units issued under the EUPP through June 30, 2016, we may issue an additional 6,492,546 common units under this plan.

Noncontrolling Interests
Noncontrolling interests represent third party equity ownership interests in our consolidated subsidiaries (e.g., joint venture partners in entities in which we have a controlling ownership interest).

Accumulated Other Comprehensive Loss
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2015	$56.6	$(279.5)	$3.7	$(219.2)
Other comprehensive loss before reclassifications	(74.9)	(9.4)	(0.1)	(84.4)
Amounts reclassified from accumulated other comprehensive loss (income)	(21.8)	18.4	--	(3.4)
Total other comprehensive income (loss)	(96.7)	9.0	(0.1)	(87.8)
Balance, June 30, 2016	$(40.1)	$(270.5)	$3.6	$(307.0)

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2014	$69.9	$(314.8)	$3.3	$(241.6)
Other comprehensive income before reclassifications	26.5	--	0.4	26.9
Amounts reclassified from accumulated other comprehensive loss (income)	(81.3)	17.4	--	(63.9)
Total other comprehensive income (loss)	(54.8)	17.4	0.4	(37.0)
Balance, June 30, 2015	$15.1	$(297.4)	$3.7	$(278.6)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2016	2015	2016	2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$9.2	$8.7	$18.4	$17.4
Commodity derivatives	Revenue	34.2	(20.7)	(24.6)	(81.8)
Commodity derivatives	Operating costs and expenses	1.2	0.5	2.8	0.5
Total		$44.6	$(11.5)	$(3.4)	$(63.9)

For information regarding our interest rate and commodity derivative instruments, see Note 12.

Cash Distributions
The following table presents Enterprise's declared quarterly cash distribution rates per common unit with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2015:
1st Quarter	$0.3750	4/30/2015	5/7/2015
2nd Quarter	$0.3800	7/31/2015	8/7/2015
2016:
1st Quarter	$0.3950	4/29/2016	5/6/2016
2nd Quarter	$0.4000	7/29/2016	8/5/2016

In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the "Holdings Merger"). In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the "Designated Units"). Distributions paid to partners during 2015 reflected the exclusion of 35,380,000 Designated Units. The temporary distribution waiver expired in November 2015; therefore, distributions paid to partners during calendar year 2016 are payable on all outstanding common units.

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

We evaluate segment performance based on our financial measure of gross operating margin.  Gross operating margin is an important performance measure of the core profitability of our operations and forms the basis of our internal financial reporting.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.  The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross operating margin represents GAAP operating income exclusive of (i) depreciation, amortization and accretion expenses, (ii) impairment charges, (iii) gains and losses attributable to asset sales, insurance recoveries and related property damage and (iv) general and administrative costs.  Gross operating margin includes (i) equity in the earnings of unconsolidated affiliates and (ii) non-refundable deferred transportation revenues relating to the make-up rights of committed shippers on certain pipeline assets.  Gross operating margin is exclusive of other income and expense transactions, income taxes, the cumulative effect of changes in accounting principles and extraordinary charges.  Gross operating margin is presented on a 100% basis before any allocation of earnings to noncontrolling interests.  Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted above, as applicable, and before the elimination of intercompany transactions.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our measurement of total segment gross operating margin for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$5,617.8	$7,092.5	$10,623.1	$14,565.0
Subtract operating costs and expenses	(4,822.2)	(6,357.5)	(8,969.1)	(12,973.9)
Add equity in income of unconsolidated affiliates	76.4	110.2	177.5	199.4
Add depreciation, amortization and accretion expense amounts not reflected in gross operating margin	360.3	385.6	718.5	730.9
Add asset impairment charges not reflected in gross operating margin	13.1	79.0	14.8	112.3
Add net losses or subtract net gains attributable to asset sales, insurance recoveries and related property damage not reflected in gross operating margin	8.8	2.5	13.7	2.4
Add non-refundable payments attributable to shipper make-up rights on new pipeline projects reflected in gross operating margin	1.8	5.2	8.9	35.9
Subtract subsequent revenue recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	(6.6)	(14.3)	(19.5)	(34.4)
Total segment gross operating margin	$1,249.4	$1,303.2	$2,567.9	$2,637.6

The following table presents a reconciliation of total segment gross operating margin to GAAP operating income and further to income before income taxes for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total segment gross operating margin	$1,249.4	$1,303.2	$2,567.9	$2,637.6
Adjustments to reconcile total segment gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(360.3)	(385.6)	(718.5)	(730.9)
Subtract asset impairment charges not reflected in gross operating margin	(13.1)	(79.0)	(14.8)	(112.3)
Add net gains or subtract net losses attributable to asset sales, insurance recoveries and related property damage not reflected in gross operating margin	(8.8)	(2.5)	(13.7)	(2.4)
Subtract non-refundable payments attributable to shipper make-up rights on new pipeline projects reflected in gross operating margin	(1.8)	(5.2)	(8.9)	(35.9)
Add subsequent revenue recognition of deferred revenues attributable to make-up rights not reflected in gross operating margin	6.6	14.3	19.5	34.4
Subtract general and administrative costs not reflected in gross operating margin	(35.1)	(44.9)	(79.0)	(94.2)
Operating income	836.9	800.3	1,752.5	1,696.3
Other expense, net	(267.0)	(251.6)	(504.0)	(490.2)
Income before income taxes	$569.9	$548.7	$1,248.5	$1,206.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our consolidated financial statement totals, is presented in the following table:

	Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended June 30, 2016	$2,512.7	$1,651.4	$533.9	$906.6	$--	$--	$5,604.6
Three months ended June 30, 2015	2,263.8	3,087.0	681.4	1,018.5	34.5	--	7,085.2
Six months ended June 30, 2016	4,914.7	2,928.9	1,081.2	1,669.5	--	--	10,594.3
Six months ended June 30, 2015	4,938.6	5,764.0	1,412.3	2,367.6	69.1	--	14,551.6
Revenues from related parties:
Three months ended June 30, 2016	2.8	8.6	1.8	--	--	--	13.2
Three months ended June 30, 2015	2.3	1.4	3.3	--	0.3	--	7.3
Six months ended June 30, 2016	4.6	19.7	4.5	--	--	--	28.8
Six months ended June 30, 2015	3.8	2.4	6.3	--	0.9	--	13.4
Intersegment and intrasegment revenues:
Three months ended June 30, 2016	4,880.8	2,445.7	146.9	307.7	--	(7,781.1)	--
Three months ended June 30, 2015	2,781.0	1,539.7	169.5	322.9	0.1	(4,813.2)	--
Six months ended June 30, 2016	8,055.6	3,945.1	271.6	550.4	--	(12,822.7)	--
Six months ended June 30, 2015	5,224.1	2,816.8	339.5	608.5	0.5	(8,989.4)	--
Total revenues:
Three months ended June 30, 2016	7,396.3	4,105.7	682.6	1,214.3	--	(7,781.1)	5,617.8
Three months ended June 30, 2015	5,047.1	4,628.1	854.2	1,341.4	34.9	(4,813.2)	7,092.5
Six months ended June 30, 2016	12,974.9	6,893.7	1,357.3	2,219.9	--	(12,822.7)	10,623.1
Six months ended June 30, 2015	10,166.5	8,583.2	1,758.1	2,976.1	70.5	(8,989.4)	14,565.0
Equity in income (loss) of unconsolidated affiliates:
Three months ended June 30, 2016	14.0	65.8	0.9	(4.3)	--	--	76.4
Three months ended June 30, 2015	12.5	79.4	1.0	(3.7)	21.0	--	110.2
Six months ended June 30, 2016	29.1	155.9	1.9	(9.4)	--	--	177.5
Six months ended June 30, 2015	24.1	139.3	1.9	(7.1)	41.2	--	199.4
Gross operating margin:
Three months ended June 30, 2016	719.1	177.4	177.4	175.5	--	--	1,249.4
Three months ended June 30, 2015	650.6	235.6	191.4	181.3	44.3	--	1,303.2
Six months ended June 30, 2016	1,502.8	379.7	355.1	330.3	--	--	2,567.9
Six months ended June 30, 2015	1,345.8	449.6	395.9	355.9	90.4	--	2,637.6
Property, plant and equipment, net: (see Note 4)
At June 30, 2016	13,297.2	4,060.1	8,500.0	3,265.2	--	3,889.0	33,011.5
At December 31, 2015	12,909.7	3,550.3	8,620.0	3,060.7	--	3,894.0	32,034.7
Investments in unconsolidated affiliates: (see Note 5)
At June 30, 2016	745.7	1,827.2	22.0	74.5	--	--	2,669.4
At December 31, 2015	718.7	1,813.4	22.5	73.9	--	--	2,628.5
Intangible assets, net: (see Note 6)
At June 30, 2016	365.3	2,325.0	1,070.8	187.2	--	--	3,948.3
At December 31, 2015	380.3	2,377.5	1,087.7	191.7	--	--	4,037.2
Goodwill: (see Note 6)
At June 30, 2016	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
At December 31, 2015	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
Segment assets:
At June 30, 2016	17,059.9	10,053.3	9,889.1	4,483.1	--	3,889.0	45,374.4
At December 31, 2015	16,660.4	9,582.2	10,026.5	4,282.5	--	3,894.0	44,445.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NGL Pipelines & Services:
Sales of NGLs and related products	$2,060.4	$1,849.1	$4,003.9	$4,091.3
Midstream services	455.1	417.0	915.4	851.1
Total	2,515.5	2,266.1	4,919.3	4,942.4
Crude Oil Pipelines & Services:
Sales of crude oil	1,482.2	2,971.3	2,603.3	5,542.0
Midstream services	177.8	117.1	345.3	224.4
Total	1,660.0	3,088.4	2,948.6	5,766.4
Natural Gas Pipelines & Services:
Sales of natural gas	305.7	429.9	620.7	906.2
Midstream services	230.0	254.8	465.0	512.4
Total	535.7	684.7	1,085.7	1,418.6
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	713.4	832.7	1,266.6	1,983.7
Midstream services	193.2	185.8	402.9	383.9
Total	906.6	1,018.5	1,669.5	2,367.6
Offshore Pipelines & Services:
Sales of crude oil	--	1.7	--	2.8
Midstream services	--	33.1	--	67.2
Total	--	34.8	--	70.0
Total consolidated revenues	$5,617.8	$7,092.5	$10,623.1	$14,565.0

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$3,838.7	$5,257.9	$7,047.0	$10,936.0
Other operating costs and expenses (1)	601.3	632.5	1,175.1	1,192.3
Depreciation, amortization and accretion	360.3	385.6	718.5	730.9
Asset impairment charges	13.1	79.0	14.8	112.3
Loss due to Pascagoula fire	7.1	--	7.1	--
Net losses attributable to asset sales	1.7	2.5	6.6	2.4
General and administrative costs	35.1	44.9	79.0	94.2
Total consolidated costs and expenses	$4,857.3	$6,402.4	$9,048.1	$13,068.1

(1) Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment charges; losses due to property damage events (e.g., the fire at our Pascagoula facility (see Note 4)); and net losses (or gains) attributable to asset sales.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$558.5	$551.0	$1,219.7	$1,187.1
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(3.3)	(2.2)	(6.5)	(4.4)
Net income available to common unitholders	$555.2	$548.8	$1,213.2	$1,182.7

Basic weighted-average number of common units outstanding	2,085.1	1,960.7	2,059.3	1,943.7

Basic earnings per unit	$0.27	$0.28	$0.59	$0.61

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$558.5	$551.0	$1,219.7	$1,187.1

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,085.1	1,960.7	2,059.3	1,943.7
Designated Units	--	35.4	--	35.4
Phantom units (1)	8.1	5.9	7.5	5.2
Incremental option units	--	0.1	--	0.2
Total	2,093.2	2,002.1	2,066.8	1,984.5

Diluted earnings per unit	$0.27	$0.28	$0.59	$0.60

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

Note 11.  Equity-Based Awards

An allocated portion of the fair value of EPCO's equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Equity-classified awards:
Phantom unit awards	$19.3	$22.7	$38.7	$39.9
Restricted common unit awards	0.7	3.9	2.9	10.0
Profits interest awards	1.6	--	2.3	--
Liability-classified awards	0.2	0.1	0.3	0.2
Total	$21.8	$26.7	$44.2	$50.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016, EPCO's significant long-term incentive plans applicable to us were the Enterprise Products 1998 Long-Term Incentive Plan ("1998 Plan") and the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) ("2008 Plan").  Up to 14,000,000 of our common units may be issued as awards under the 1998 Plan.  The maximum number of common units authorized for issuance under the 2008 Plan was 35,000,000 at June 30, 2016.  This authorized amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2017 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 1998 Plan and 2008 Plan through June 30, 2016, a total of 3,251,373 and 18,161,029 additional common units were available for issuance under these plans, respectively.

In addition, during the first half of 2016, EPCO formed four limited partnerships (generally referred to as "Employee Partnerships") to serve as incentive arrangements for key employees of EPCO by providing them a "profits interest" in an Employee Partnership. The names of the Employee Partnerships are EPD PubCo Unit I L.P. ("PubCo I"), EPD PubCo Unit II L.P. ("PubCo II"), EPD PubCo Unit III L.P. ("PubCo III")  and EPD PrivCo Unit I L.P. ("PrivCo I").  The Employee Partnerships are discussed later in this note.

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

At June 30, 2016, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2015	5,426,949	$33.63
Granted (2)	4,471,760	$21.86
Vested	(1,616,568)	$33.46
Forfeited	(267,309)	$28.75
Phantom unit awards at June 30, 2016	8,014,832	$27.26

(1)   Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)   The aggregate grant date fair value of phantom unit awards issued during 2016 was $97.8 million based on grant date market prices of our common units ranging from $21.86 per unit to $25.46 per unit. An estimated annual forfeiture rate of 3.9% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cash payments made in connection with DERs	$3.3	$2.2	$5.3	$3.4
Total intrinsic value of phantom unit awards that vested during period	0.8	2.1	37.1	28.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $121.3 million at June 30, 2016, of which our share of the cost is currently estimated to be $110.3 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

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

The following table presents restricted common unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at December 31, 2015	1,960,520	$27.88
Vested	(1,188,428)	$27.42
Forfeited	(30,474)	$28.44
Restricted common units at June 30, 2016	741,618	$28.59

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

The following table presents supplemental information regarding restricted common unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cash distributions paid to restricted common unitholders	$0.3	$0.9	$1.1	$2.4
Total intrinsic value of restricted common unit awards that vested during period	0.5	3.0	27.3	65.4

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $3.2 million at June 30, 2016, of which our share of the cost is currently estimated to be $2.4 million.  We expect to recognize our share of the unrecognized compensation cost for these awards by the end of 2017.

Unit Option Awards
EPCO's long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units.  All of our unit option awards had been exercised as of December 31, 2015 and no new unit option awards were granted during the six months ended June 30, 2016.

In order to fund its unit option award-related obligations, EPCO purchased our common units at fair value directly from us.  When employees exercise unit option awards, we reimburse EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information regarding unit option awards during the periods indicated:

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Total intrinsic value of unit option awards exercised during period	$2.2	$19.6
Cash received from EPCO in connection with the exercise of unit option awards	1.2	11.3
Unit option award-related cash reimbursements to EPCO	2.2	19.6

Profits Interest Awards
On February 22, 2016, EPCO Holdings Inc. ("EPCO Holdings"), a privately held affiliate of EPCO, contributed the following Enterprise common units it owned to the Employee Partnerships: (i) 2,723,052 units to PubCo I, (ii) 2,834,198 units to PubCo II and (iii) 1,111,438 units to PrivCo I.  On April 6, 2016, EPCO Holdings contributed 105,000 Enterprise common units it owned to PubCo III.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

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

Unless otherwise agreed to by EPCO and a majority in interest of the limited partners of each Employee Partnership, such Employee Partnership will terminate at the earliest to occur of (i) 30 days following its vesting date, (ii) a change of control or (iii) a dissolution of the Employee Partnership.  The Class B limited partner interests in each Employee Partnership vest as follows:   PubCo I, four years from February 22, 2016; PubCo II and PrivCo I, five years from February 22, 2016; and PubCo III, four years from April 6, 2016.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes key elements of each Employee Partnership:

Employee Partnership	Enterprise Common Units owned by Employee Partnership	Class A Capital Base (1)	Class A Partner Preferred Return Rate (2)	Expected Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052 units	$63.5 million	6.6638%	Feb. 2020	$13.2 million	$11.9 million

PubCo II	2,834,198 units	$66.1 million	6.6638%	Feb. 2021	$14.8 million	$13.6 million

PubCo III	105,000 units	$2.5 million	6.5381%	Apr. 2020	$0.5 million	$0.5 million

PrivCo I	1,111,438 units	$25.9 million	6.6638%	Feb. 2021	$5.8 million	$1.1 million

(1) Represents fair market value of the Enterprise common units contributed to each Employee Partnership at the applicable contribution date.
(2) For each period and Employee Partnership, the Class A Preference Return amount equals the Class A Capital Base, after adjusting for certain retained cash distributions and other amounts as defined in the underlying agreements, multiplied by the applicable Class A Partner Preferred Return Rate divided by 365 or 366 days, as the case may be during such calendar year, multiplied by the number of days in the applicable period.
(3) Represents the total grant date fair value of the profits interest awards irrespective of how such costs will be allocated between us and EPCO and its privately held affiliates.
(4) Represents our expected share of the unrecognized compensation cost at June 30, 2016. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 3.6 years, 4.6 years, 3.8 years and 4.6 years, respectively.

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	1.09%	6.68%	40%
PubCo II	5.0 years	1.25%	6.68%	40%
PubCo III	4.0 years	1.04%	6.18%	40%
PrivCo I	5.0 years	1.25%	6.68%	40%

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

Note 12.  Derivative Instruments, Hedging Activities and Fair Value Measurements

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with assets, liabilities and certain anticipated future transactions, we use derivative instruments such as futures, forward contracts, swaps and other instruments with similar characteristics.  Substantially all of our derivatives are used for non-trading activities.

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

The following table summarizes our portfolio of interest rate swaps at June 30, 2016:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.11%	Fair value hedge

In June 2016, we entered into seven 30-year forward-starting swaps associated with anticipated future issuances of debt in connection with our senior notes that mature in September 2017 and May 2018.  The following table summarizes our portfolio of forward starting swaps outstanding at June 30, 2016.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	3 forward starting swaps	$175.0	9/2017	1.98%	Cash flow hedge
Future long-term debt offering	4 forward starting swaps	$275.0	5/2018	2.02%	Cash flow hedge

In July 2016, we entered into an additional 30-year forward-starting swap associated with our anticipated future issuance of debt in September 2017.  The notional amount of this derivative instrument is $75.0 million and the expected termination date is September 2017.  As a result of entering into this fourth swap agreement, the average rate locked for the forward-starting swaps terminating in September 2017 decreased to approximately 1.91%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Hedging Activities
The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.  The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2016 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	26.1	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls) (3)	4.3	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.8	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.5	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	4.8	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	9.3	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	55.8	1.0	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	75.8	0.7	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	3.7	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	3.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	8.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	63.6	18.4	Mark-to-market
NGL risk management activities (MMBbls) (5)	1.4	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	28.5	1.3	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2017, June 2017 and March 2019, respectively.
(3) Forecasted sales of NGL volumes under natural gas processing exclude 0.6 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current and long-term volumes include 30.4 Bcf and 2.7 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪	The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.

▪	The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities. We achieve this objective by executing sales contracts for a portion of our expected equity NGL production using derivative instruments and related contracts. For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for plant thermal reduction, which is hedged using derivative instruments and related contracts.

▪	The objective of our inventory hedging program is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of derivative instruments and related contracts.

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$4.1	Current assets	$3.2	Current liabilities	$--	Current liabilities	$--
Interest rate derivatives	Other assets	2.4	Other assets	--	Other liabilities	9.4	Other liabilities	3.7
Total interest rate derivatives		6.5		3.2		9.4		3.7
Commodity derivatives	Current assets	238.8	Current assets	253.8	Current liabilities	456.3	Current liabilities	137.5
Commodity derivatives	Other assets	3.6	Other assets	0.2	Other liabilities	1.7	Other liabilities	1.4
Total commodity derivatives		242.4		254.0		458.0		138.9
Total derivatives designated as hedging instruments		$248.9		$257.2		$467.4		$142.6

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$38.5	Current assets	$1.6	Current liabilities	$73.1	Current liabilities	$3.1
Commodity derivatives	Other assets	1.9	Other assets	--	Other liabilities	7.4	Other liabilities	1.0
Total commodity derivatives		$40.4		$1.6		$80.5		$4.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2016:
Interest rate derivatives	$6.5	$--	$6.5	$(3.9)	$--	$--	$2.6
Commodity derivatives	282.8	--	282.8	(282.1)	--	--	0.7
As of December 31, 2015:
Interest rate derivatives	$3.2	$--	$3.2	$(3.2)	$--	$--	$--
Commodity derivatives	255.6	--	255.6	(143.0)	(40.1)	(72.2)	0.3

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of June 30, 2016:
Interest rate derivatives	$9.4	$--	$9.4	$(3.9)	$--	$5.5
Commodity derivatives	538.5	--	538.5	(282.1)	(225.1)	31.3
As of December 31, 2015:
Interest rate derivatives	$3.7	$--	$3.7	$(3.2)	$--	$0.5
Commodity derivatives	143.0	--	143.0	(143.0)	--	--

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate derivatives	Interest expense	$1.2	$(0.8)	$7.3	$(0.8)
Commodity derivatives	Revenue	(63.0)	(0.3)	(82.0)	0.4
Total		$(61.8)	$(1.1)	$(74.7)	$(0.4)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate derivatives	Interest expense	$(1.3)	$0.5	$(7.5)	$0.5
Commodity derivatives	Revenue	51.0	1.3	79.0	9.9
Total		$49.7	$1.8	$71.5	$10.4

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate derivatives	$(9.4)	$--	$(9.4)	$--
Commodity derivatives – Revenue (1)	(80.5)	(6.1)	(77.2)	26.5
Commodity derivatives – Operating costs and expenses (1)	6.8	1.8	2.3	--
Total	$(83.1)	$(4.3)	$(84.3)	$26.5

(1) The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate derivatives	Interest expense	$(9.2)	$(8.7)	$(18.4)	$(17.4)
Commodity derivatives	Revenue	(34.2)	20.7	24.6	81.8
Commodity derivatives	Operating costs and expenses	(1.2)	(0.5)	(2.8)	(0.5)
Total		$(44.6)	$11.5	$3.4	$63.9

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Commodity derivatives	Revenue	$--	$0.1	$--	$0.4
Commodity derivatives	Operating costs and expenses	--	--	--	--
Total		$--	$0.1	$--	$0.4

Over the next twelve months, we expect to reclassify $38.5 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $42.0 million of net losses attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $47.5 million as a decrease in revenue and $5.5 million as a decrease in operating costs and expenses.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Commodity derivatives	Revenue	$(45.3)	$4.2	$(46.6)	$3.9
Commodity derivatives	Operating costs and expenses	(0.1)	0.3	--	0.3
Total		$(45.4)	$4.5	$(46.6)	$4.2

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

	June 30, 2016 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$6.5	$--	$6.5
Commodity derivatives	141.7	135.0	6.1	282.8
Total	$141.7	$141.5	$6.1	$289.3

Financial liabilities:
Liquidity Option Agreement	$--	$--	$266.2	$266.2
Interest rate derivatives	--	9.4	--	9.4
Commodity derivatives	277.8	257.1	3.6	538.5
Total	$277.8	$266.5	$269.8	$814.1

	December 31, 2015 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$3.2	$--	$3.2
Commodity derivatives	109.5	145.2	0.9	255.6
Total	$109.5	$148.4	$0.9	$258.8

Financial liabilities:
Liquidity Option Agreement	$--	$--	$245.1	$245.1
Interest rate derivatives	--	3.7	--	3.7
Commodity derivatives	31.3	109.2	2.5	143.0
Total	$31.3	$112.9	$247.6	$391.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Six Months Ended June 30,
	Location	2016	2015
Financial liability balance, net, January 1		$(246.7)	$(219.3)
Total gains (losses) included in:
Net income (1)	Revenue	0.7	(0.4)
Net income	Other expense, net	2.2	--
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	1.5	(1.5)
Settlements	Revenue	(0.1)	(0.5)
Transfers out of Level 3		0.1	0.1
Financial liability balance, net, March 31		(242.3)	(221.6)
Total gains (losses) included in:
Net income (1)	Revenue	--	(0.4)
Net income	Other expense, net	(23.3)	(11.5)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	2.0	(1.0)
Settlements	Revenue	(0.1)	0.2
Transfers out of Level 3		--	1.5
Financial asset (liability) balance, net, June 30		$(263.7)	$(232.8)

(1) There were unrealized losses of $0.1 million and unrealized gains of $0.5 million included in these amounts for the three and six months ended June 30, 2016, respectively. There were unrealized losses of $0.1 million and $1.1 million included in these amounts for the three and six months ended June 30, 2015, respectively.

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at June 30, 2016:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$0.6	$0.5	Discounted cash flow	Forward commodity prices	$47.18-$50.63/barrel
Commodity derivatives – Propane	2.1	1.1	Discounted cash flow	Forward commodity prices	$0.48-$0.58/gallon
Commodity derivatives – Natural gasoline	1.3	0.2	Discounted cash flow	Forward commodity prices	$1.02-$1.12/gallon
Commodity derivatives – Ethane	--	0.4	Discounted cash flow	Forward commodity prices	$0.28-$0.32/gallon
Commodity derivatives – Normal butane	2.1	1.4	Discounted cash flow	Forward commodity prices	$0.62-$0.77/gallon
Total	$6.1	$3.6

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at June 30, 2016.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NGL Pipelines & Services	$2.2	$5.2	$2.6	$6.0
Crude Oil Pipelines & Services	0.7	18.1	0.9	25.9
Natural Gas Pipelines & Services	9.7	0.8	9.7	21.5
Petrochemical & Refined Products Services	0.9	--	2.0	0.4
Offshore Pipelines & Services	--	54.9	--	58.5
Total	$13.5	$79.0	$15.2	$112.3

Impairment charges are primarily a component of "Operating costs and expenses" on our Unaudited Condensed Statements of Consolidated Operations.

Our non-cash impairment charges for the six months ended June 30, 2016 include $1.2 million related to other current assets, primarily spare parts and materials.  The following table presents categories of long-lived assets, primarily property, plant and equipment, that were subject to non-recurring fair value measurements during the six months ended June 30, 2016:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$4.5
Long-lived assets held for sale	1.5	--	1.5	--	9.5
Total					$14.0

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the six months ended June 30, 2015:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$55.1
Long-lived assets held for sale (1)	1,689.4	--	--	1,689.4	57.2
Total					$112.3

(1) Primarily represents the impairment charge recorded in second quarter of 2015 upon reclassification of our Offshore Business to held for sale status.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $23.09 billion and $19.51 billion at June 30, 2016 and December 31, 2015, respectively.  The aggregate carrying value of these debt obligations was $21.37 billion and $20.87 billion at June 30, 2016 and December 31, 2015, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The amounts reported for fixed-rate debt obligations exclude those amounts hedged using fixed-to-floating interest rate swaps. See "Interest Rate Hedging Activities" within this Note 12 for additional information.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues – related parties:
Unconsolidated affiliates	$13.2	$7.3	$28.8	$13.4
Costs and expenses – related parties:
EPCO and its privately held affiliates	$241.4	$236.0	$478.7	$457.9
Unconsolidated affiliates	57.4	59.2	130.3	98.4
Total	$298.8	$295.2	$609.0	$556.3

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	June 30, 2016	December 31, 2015
Accounts receivable - related parties:
Unconsolidated affiliates	$2.1	$1.2

Accounts payable - related parties:
EPCO and its privately held affiliates	$67.1	$75.6
Unconsolidated affiliates	11.7	8.5
Total	$78.8	$84.1

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

At June 30, 2016, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
685,481,428	32.8%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the total number of units held by EPCO and its privately held affiliates, 118,000,000 have been pledged as security under the credit facilities of certain of the privately held affiliates at June 30, 2016. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the six months ended June 30, 2016 and 2015, we paid EPCO and its privately held affiliates cash distributions totaling $525.2 million and $466.7 million, respectively.  Distributions paid during 2015 excluded 35,380,000 Designated Units (see Note 8).

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

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers. The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operating costs and expenses	$210.6	$205.9	$416.0	$396.9
General and administrative expenses	26.3	25.8	53.6	52.4
Total costs and expenses	$236.9	$231.7	$469.6	$449.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016 and December 31, 2015, our accruals for litigation contingencies were $0.6 million and $4.6 million, respectively, and were recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of "Other current liabilities."  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case has now been submitted to the Court of Appeals for its consideration.  We intend to vigorously oppose the judgment through the appeals process.  As of June 30, 2016, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

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

Operating Lease Obligations
Consolidated lease and rental expense was $26.3 million and $25.2 million during the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, consolidated lease and rental expense was $54.8 million and $47.6 million, respectively.  Our operating lease commitments at June 30, 2016 did not differ materially from those reported in our 2015 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase Obligations
Our consolidated purchase obligations at June 30, 2016 did not differ materially from those reported in our 2015 Form 10-K.

Liquidity Option Agreement
We entered into a put option agreement (the "Liquidity Option Agreement") with OTA and Marquard & Bahls ("M&B") in connection with the Oiltanking acquisition. Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020. At that time, OTA's only significant asset is expected to be the 54,807,352 Enterprise common units it received in Step 1 of the Oiltanking acquisition, to the extent that such common units are not sold by M&B prior to the option exercise date pursuant to a related registration rights agreement.

If the Liquidity Option is exercised, we would indirectly acquire any Enterprise common units owned by OTA and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) OTA's tax liabilities resulting from differences in the book and tax basis of such common units at the time of exercise.

The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the taxable income of OTA.  We expect that OTA's taxable income would, in turn, be based on an allocation of our partnership's taxable income to the common units held by OTA and reflect any tax planning we believe could be employed.  Our valuation estimate for the Liquidity Option is based on several inputs that are not observable in the market (i.e., Level 3 inputs).  For example, the fair value of the Liquidity Option at June 30, 2016 was estimated at $266.2 million and was based on the following Level 3 inputs:

▪	OTA remains in existence (i.e., is not dissolved and its assets sold) between one and 30 years following exercise of the Liquidity Option, depending on the liquidity preference of its owner. An equal probability was assigned to each year in the 30-year forecast period;

▪	Forecasted annual growth rates of Enterprise's taxable earnings before interest, taxes, depreciation and amortization ranging from 2% to 15%;

▪	OTA's ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise's issuance of equity for general company reasons. For purposes of the valuation at June 30, 2016, we used ownership interests ranging from 1.9% to 2.7%;

▪	OTA assumes approximately $2.2 billion of associated long-term debt (30-year maturity) immediately after the Liquidity Option is exercised. For purposes of the valuation at June 30, 2016, we used a market rate commensurate with level of debt and tenure of approximately 4.55%;

▪	A forecasted yield on Enterprise common units of 5.8% to 6.6%;

▪	OTA pays an aggregate federal and state income tax rate of 38% on its taxable income; and

▪	A discount rate of 7.6% based on our weighted-average cost of capital at June 30, 2016.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option. At June 30, 2016, based on these scenarios, we expect that OTA would own approximately 81.5% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Unaudited Statements of Consolidated Operations.  Results for the three and six months ended June 30, 2015 include $11.5 million of expense for the Liquidity Option.  Results for the three and six months ended June 30, 2016 include $23.3 million and $21.1 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  The expense amount of $23.3 million for the second quarter of 2016 increased relative to the $2.2 million benefit recognized in the first quarter of 2016 primarily due to decreases in (i) the discount rate used in the valuation model from 7.8% at March 31, 2016 to 7.6% at June 30, 2016 and (ii) the annual market rate of interest used to determine OTA's tax-deductible interest expense (during the post-exercise period) from 5.20% at March 31, 2016 to 4.55% at June 30, 2016.  The carrying value of the Liquidity Option Agreement, which is a component of "Other long-term liabilities" on our Consolidated Balance Sheet, increased to $266.2 million at June 30, 2016 from $245.1 million at December 31, 2015 as a result of these changes.

Note 15.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015
Decrease (increase) in:
Accounts receivable – trade	$(481.8)	$460.9
Accounts receivable – related parties	(0.6)	0.6
Inventories	(618.7)	(46.6)
Prepaid and other current assets	(51.3)	(50.5)
Other assets	0.5	3.6
Increase (decrease) in:
Accounts payable – trade	(7.0)	3.4
Accounts payable – related parties	(5.3)	(3.4)
Accrued product payables	790.3	(559.4)
Accrued interest	(1.2)	14.5
Other current liabilities	74.6	(83.0)
Other liabilities	5.9	9.2
Net effect of changes in operating accounts	$(294.6)	$(250.7)

We incurred liabilities for construction in progress that had not been paid at June 30, 2016 and December 31, 2015 of $236.9 million and $472.8 million, respectively.  Such amounts are not included under the caption "Capital expenditures" on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$419.0	$70.9	$(3.8)	$486.1	$--	$--	$486.1
Accounts receivable – trade, net	1,262.6	1,794.3	(1.5)	3,055.4	--	--	3,055.4
Accounts receivable – related parties	128.4	680.9	(801.1)	8.2	--	(6.1)	2.1
Inventories	1,420.8	300.2	(6.1)	1,714.9	--	--	1,714.9
Derivative assets	224.8	56.6	--	281.4	--	--	281.4
Prepaid and other current assets	211.3	231.5	(13.5)	429.3	0.5	--	429.8
Total current assets	3,666.9	3,134.4	(826.0)	5,975.3	0.5	(6.1)	5,969.7
Property, plant and equipment, net	4,408.7	28,601.4	1.4	33,011.5	--	--	33,011.5
Investments in unconsolidated affiliates	39,007.1	4,161.5	(40,499.2)	2,669.4	21,995.4	(21,995.4)	2,669.4
Intangible assets, net	710.9	3,251.9	(14.5)	3,948.3	--	--	3,948.3
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	184.6	39.5	(167.9)	56.2	0.5	--	56.7
Total assets	$48,437.7	$44,474.4	$(41,506.2)	$51,405.9	$21,996.4	$(22,001.5)	$51,400.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$875.3	$0.1	$--	$875.4	$--	$--	$875.4
Accounts payable – trade	240.4	366.0	(3.8)	602.6	--	--	602.6
Accounts payable – related parties	773.1	122.5	(816.8)	78.8	6.1	(6.1)	78.8
Accrued product payables	1,817.8	1,446.9	(1.8)	3,262.9	--	--	3,262.9
Accrued liability related to EFS Midstream acquisition	--	999.7	--	999.7	--	--	999.7
Accrued interest	350.8	0.1	--	350.9	--	--	350.9
Derivative liabilities	424.0	105.4	--	529.4	--	--	529.4
Other current liabilities	60.6	278.8	(13.6)	325.8	--	0.5	326.3
Total current liabilities	4,542.0	3,319.5	(836.0)	7,025.5	6.1	(5.6)	7,026.0
Long-term debt	21,906.9	15.2	--	21,922.1	--	--	21,922.1
Deferred tax liabilities	3.5	45.1	(0.8)	47.8	--	2.8	50.6
Other long-term liabilities	24.9	332.7	(167.5)	190.1	266.1	--	456.2
Commitments and contingencies
Equity:
Partners' and other owners' equity	21,960.4	40,687.1	(40,678.4)	21,969.1	21,724.2	(21,969.1)	21,724.2
Noncontrolling interests	--	74.8	176.5	251.3	--	(29.6)	221.7
Total equity	21,960.4	40,761.9	(40,501.9)	22,220.4	21,724.2	(21,998.7)	21,945.9
Total liabilities and equity	$48,437.7	$44,474.4	$(41,506.2)	$51,405.9	$21,996.4	$(22,001.5)	$51,400.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$14.4	$71.1	$(50.6)	$34.9	$--	$--	$34.9
Accounts receivable – trade, net	811.3	1,755.8	2.8	2,569.9	--	--	2,569.9
Accounts receivable – related parties	59.0	795.4	(853.0)	1.4	--	(0.2)	1.2
Inventories	786.9	251.4	(0.2)	1,038.1	--	--	1,038.1
Derivative assets	150.4	108.2	--	258.6	--	--	258.6
Prepaid and other current assets	153.6	249.1	(7.1)	395.6	--	--	395.6
Total current assets	1,975.6	3,231.0	(908.1)	4,298.5	--	(0.2)	4,298.3
Property, plant and equipment, net	3,859.8	28,173.5	1.4	32,034.7	--	--	32,034.7
Investments in unconsolidated affiliates	38,655.0	4,067.3	(40,093.8)	2,628.5	20,540.2	(20,540.2)	2,628.5
Intangible assets, net	721.2	3,330.7	(14.7)	4,037.2	--	--	4,037.2
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	145.1	47.9	(135.2)	57.8	0.5	--	58.3
Total assets	$45,816.2	$44,136.1	$(41,150.4)	$48,801.9	$20,540.7	$(20,540.4)	$48,802.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,863.8	$0.1	$--	$1,863.9	$--	$--	$1,863.9
Accounts payable – trade	375.3	535.1	(50.6)	859.8	0.3	--	860.1
Accounts payable – related parties	885.3	62.3	(863.5)	84.1	0.2	(0.2)	84.1
Accrued product payables	997.7	1,489.3	(2.6)	2,484.4	--	--	2,484.4
Accrued liability related to EFS Midstream acquisition	--	993.2	--	993.2	--	--	993.2
Accrued interest	352.0	0.1	--	352.1	--	--	352.1
Derivative liabilities	75.1	65.5	--	140.6	--	--	140.6
Other current liabilities	103.6	291.6	(7.0)	388.2	--	--	388.2
Total current liabilities	4,652.8	3,437.2	(923.7)	7,166.3	0.5	(0.2)	7,166.6
Long-term debt	20,661.6	15.3	--	20,676.9	--	--	20,676.9
Deferred tax liabilities	3.4	40.8	(0.8)	43.4	--	2.7	46.1
Other long-term liabilities	14.5	286.9	(135.0)	166.4	245.1	--	411.5
Commitments and contingencies
Equity:
Partners' and other owners' equity	20,483.9	40,297.2	(40,266.8)	20,514.3	20,295.1	(20,514.3)	20,295.1
Noncontrolling interests	--	58.7	175.9	234.6	--	(28.6)	206.0
Total equity	20,483.9	40,355.9	(40,090.9)	20,748.9	20,295.1	(20,542.9)	20,501.1
Total liabilities and equity	$45,816.2	$44,136.1	$(41,150.4)	$48,801.9	$20,540.7	$(20,540.4)	$48,802.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$7,194.2	$3,794.2	$(5,370.6)	$5,617.8	$--	$--	$5,617.8
Costs and expenses:
Operating costs and expenses	7,002.0	3,190.9	(5,370.7)	4,822.2	--	--	4,822.2
General and administrative costs	4.1	30.5	--	34.6	0.5	--	35.1
Total costs and expenses	7,006.1	3,221.4	(5,370.7)	4,856.8	0.5	--	4,857.3
Equity in income of unconsolidated affiliates	637.3	126.4	(687.3)	76.4	582.3	(582.3)	76.4
Operating income	825.4	699.2	(687.2)	837.4	581.8	(582.3)	836.9
Other income (expense):
Interest expense	(240.5)	(5.4)	1.8	(244.1)	--	--	(244.1)
Other, net	2.1	0.1	(1.8)	0.4	(23.3)	--	(22.9)
Total other expense, net	(238.4)	(5.3)	--	(243.7)	(23.3)	--	(267.0)
Income before income taxes	587.0	693.9	(687.2)	593.7	558.5	(582.3)	569.9
Benefit from income taxes	0.1	0.5	--	0.6	--	(0.5)	0.1
Net income	587.1	694.4	(687.2)	594.3	558.5	(582.8)	570.0
Net income attributable to noncontrolling interests	--	(2.3)	(10.6)	(12.9)	--	1.4	(11.5)
Net income attributable to entity	$587.1	$692.1	$(697.8)	$581.4	$558.5	$(581.4)	$558.5

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$5,036.0	$5,394.7	$(3,338.2)	$7,092.5	$--	$--	$7,092.5
Costs and expenses:
Operating costs and expenses	4,865.4	4,830.4	(3,338.3)	6,357.5	--	--	6,357.5
General and administrative costs	9.4	34.9	--	44.3	0.6	--	44.9
Total costs and expenses	4,874.8	4,865.3	(3,338.3)	6,401.8	0.6	--	6,402.4
Equity in income of unconsolidated affiliates	643.2	106.4	(639.4)	110.2	563.1	(563.1)	110.2
Operating income	804.4	635.8	(639.3)	800.9	562.5	(563.1)	800.3
Other income (expense):
Interest expense	(240.1)	(0.3)	--	(240.4)	--	--	(240.4)
Other, net	0.3	--	--	0.3	(11.5)	--	(11.2)
Total other expense, net	(239.8)	(0.3)	--	(240.1)	(11.5)	--	(251.6)
Income before income taxes	564.6	635.5	(639.3)	560.8	551.0	(563.1)	548.7
Benefit from (provision) for income taxes	(2.4)	10.7	--	8.3	--	(0.4)	7.9
Net income	562.2	646.2	(639.3)	569.1	551.0	(563.5)	556.6
Net loss (income) attributable to noncontrolling interests	--	0.5	(7.2)	(6.7)	--	1.1	(5.6)
Net income attributable to entity	$562.2	$646.7	$(646.5)	$562.4	$551.0	$(562.4)	$551.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$12,556.1	$7,076.9	$(9,009.9)	$10,623.1	$--	$--	$10,623.1
Costs and expenses:
Operating costs and expenses	12,093.2	5,886.0	(9,010.1)	8,969.1	--	--	8,969.1
General and administrative costs	10.1	67.3	--	77.4	1.6	--	79.0
Total costs and expenses	12,103.3	5,953.3	(9,010.1)	9,046.5	1.6	--	9,048.1
Equity in income of unconsolidated affiliates	1,270.0	260.0	(1,352.5)	177.5	1,242.4	(1,242.4)	177.5
Operating income	1,722.8	1,383.6	(1,352.3)	1,754.1	1,240.8	(1,242.4)	1,752.5
Other income (expense):
Interest expense	(477.6)	(10.6)	3.5	(484.7)	--	--	(484.7)
Other, net	3.9	1.4	(3.5)	1.8	(21.1)	--	(19.3)
Total other expense, net	(473.7)	(9.2)	--	(482.9)	(21.1)	--	(504.0)
Income before income taxes	1,249.1	1,374.4	(1,352.3)	1,271.2	1,219.7	(1,242.4)	1,248.5
Provision for income taxes	(2.8)	(4.6)	--	(7.4)	--	(0.9)	(8.3)
Net income	1,246.3	1,369.8	(1,352.3)	1,263.8	1,219.7	(1,243.3)	1,240.2
Net income attributable to noncontrolling interests	--	(3.6)	(19.5)	(23.1)	--	2.6	(20.5)
Net income attributable to entity	$1,246.3	$1,366.2	$(1,371.8)	$1,240.7	$1,219.7	$(1,240.7)	$1,219.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$519.4	$723.5	$(687.2)	$555.7	$520.0	$(544.2)	$531.5
Comprehensive loss (income) attributable to noncontrolling interests	--	(2.3)	(10.6)	(12.9)	--	1.4	(11.5)
Comprehensive income attributable to entity	$519.4	$721.2	$(697.8)	$542.8	$520.0	$(542.8)	$520.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,174.6	$1,353.6	$(1,352.2)	$1,176.0	$1,131.9	$(1,155.5)	$1,152.4
Comprehensive loss (income) attributable to noncontrolling interests	--	(3.6)	(19.5)	(23.1)	--	2.6	(20.5)
Comprehensive income attributable to entity	$1,174.6	$1,350.0	$(1,371.7)	$1,152.9	$1,131.9	$(1,152.9)	$1,131.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,246.3	$1,369.8	$(1,352.3)	$1,263.8	$1,219.7	$(1,243.3)	$1,240.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	84.9	678.7	(0.2)	763.4	--	--	763.4
Equity in income of unconsolidated affiliates	(1,270.0)	(260.0)	1,352.5	(177.5)	(1,242.4)	1,242.4	(177.5)
Distributions received on earnings from unconsolidated affiliates	475.9	81.5	(362.3)	195.1	1,633.4	(1,633.4)	195.1
Net effect of changes in operating accounts and other operating activities	679.7	(922.9)	46.8	(196.4)	19.8	0.6	(176.0)
Net cash flows provided by operating activities	1,216.8	947.1	(315.5)	1,848.4	1,630.5	(1,633.7)	1,845.2
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(729.1)	(1,127.7)	--	(1,856.8)	--	--	(1,856.8)
Proceeds from asset sales	13.9	14.0	--	27.9	--	--	27.9
Other investing activities	(945.0)	(47.5)	582.8	(409.7)	(1,881.8)	1,881.8	(409.7)
Cash used in investing activities	(1,660.2)	(1,161.2)	582.8	(2,238.6)	(1,881.8)	1,881.8	(2,238.6)
Financing activities:
Borrowings under debt agreements	33,235.3	32.5	(32.5)	33,235.3	--	--	33,235.3
Repayments of debt	(32,986.6)	(0.1)	--	(32,986.7)	--	--	(32,986.7)
Cash distributions paid to partners	(1,633.4)	(379.9)	379.9	(1,633.4)	(1,610.5)	1,633.4	(1,610.5)
Cash payments made in connection with DERs	--	--	--	--	(5.3)	--	(5.3)
Cash distributions paid to noncontrolling interests	--	(3.5)	(17.6)	(21.1)	--	0.3	(20.8)
Cash contributions from noncontrolling interests	--	16.0	--	16.0	--	--	16.0
Net cash proceeds from issuance of common units	--	--	--	--	1,888.3	--	1,888.3
Cash contributions from owners	1,881.8	550.3	(550.3)	1,881.8	--	(1,881.8)	--
Other financing activities	(7.2)	--	--	(7.2)	(21.2)	--	(28.4)
Cash provided by financing activities	489.9	215.3	(220.5)	484.7	251.3	(248.1)	487.9
Net change in cash and cash equivalents	46.5	1.2	46.8	94.5	--	--	94.5
Cash and cash equivalents, January 1	--	69.6	(50.6)	19.0	--	--	19.0
Cash and cash equivalents, June 30	$46.5	$70.8	$(3.8)	$113.5	$--	$--	$113.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,197.7	$1,292.0	$(1,269.3)	$1,220.4	$1,187.1	$(1,200.3)	$1,207.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	66.2	708.9	(0.2)	774.9	--	--	774.9
Equity in income of unconsolidated affiliates	(1,270.9)	(198.0)	1,269.5	(199.4)	(1,199.4)	1,199.4	(199.4)
Distributions received on earnings from unconsolidated affiliates	1,231.3	203.4	(1,169.2)	265.5	1,493.2	(1,493.2)	265.5
Net effect of changes in operating accounts and other operating activities	(104.8)	(53.1)	3.5	(154.4)	6.9	0.9	(146.6)
Net cash flows provided by operating activities	1,119.5	1,953.2	(1,165.7)	1,907.0	1,487.8	(1,493.2)	1,901.6
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(436.3)	(1,193.9)	--	(1,630.2)	--	--	(1,630.2)
Proceeds from asset sales	2.5	3.4	--	5.9	--	--	5.9
Other investing activities	(579.0)	(49.9)	463.9	(165.0)	(940.4)	940.4	(165.0)
Cash used in investing activities	(1,012.8)	(1,240.4)	463.9	(1,789.3)	(940.4)	940.4	(1,789.3)
Financing activities:
Borrowings under debt agreements	13,838.3	--	--	13,838.3	--	--	13,838.3
Repayments of debt	(12,905.0)	--	--	(12,905.0)	--	--	(12,905.0)
Cash distributions paid to partners	(1,493.2)	(1,193.2)	1,193.2	(1,493.2)	(1,437.3)	1,493.2	(1,437.3)
Cash payments made in connection with DERs	--	--	--	--	(3.4)	--	(3.4)
Cash distributions paid to noncontrolling interests	--	(0.8)	(24.0)	(24.8)	--	--	(24.8)
Cash contributions from noncontrolling interests	--	22.4	(0.4)	22.0	--	--	22.0
Net cash proceeds from issuance of common units	--	--	--	--	944.1	--	944.1
Cash contributions from owners	940.4	463.5	(463.5)	940.4	--	(940.4)	--
Other financing activities	(18.7)	--	--	(18.7)	(50.8)	--	(69.5)
Cash used in financing activities	361.8	(708.1)	705.3	359.0	(547.4)	552.8	364.4
Net change in cash and cash equivalents	468.5	4.7	3.5	476.7	--	--	476.7
Cash and cash equivalents, January 1	18.7	70.4	(14.7)	74.4	--	--	74.4
Cash and cash equivalents, June 30	$487.2	$75.1	$(11.2)	$551.1	$--	$--	$551.1

Note 17.  Subsequent Event

In July 2015, we purchased EFS Midstream from affiliates of Pioneer and Reliance for approximately $2.1 billion, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing on July 8, 2015.   The second and final installment of $1.0 billion was paid on July 11, 2016 using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO's commercial paper program.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the Three and Six Months Ended June 30, 2016 and 2015

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), as filed on February 26, 2016 with the U.S. Securities and Exchange Commission ("SEC").  Our financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S.").

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

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32.8% of our limited partner interests at June 30, 2016.

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

As used in this quarterly report, the phrase "quarter-to-quarter" means the second quarter of 2016 compared to the second quarter of 2015.  Likewise, the phrase "period-to-period" means the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange ("NYSE") under the ticker symbol "EPD."  We were formed in April 1998 to own and operate certain natural gas liquid ("NGL") related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and import and export terminals (including liquefied petroleum gas, or "LPG"); crude oil gathering, transportation, storage and terminals; petrochemical and refined products transportation, storage and terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems.  Our assets currently include approximately 49,000 miles of pipelines; 250 MMBbls of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 Bcf of natural gas storage capacity.

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

Significant Recent Developments

Addition of Propylene Export Capability at our Houston Ship Channel terminal
In July 2016, we initiated polymer grade propylene ("PGP") loading services at our Enterprise Hydrocarbons Terminal ("EHT," formerly known as our "Houston Ship Channel LPG export terminal"), which is located on the Houston Ship Channel.  We are expecting an increase in the number of PGP export cargoes in response to international demand.  We now have the capability to load 5,000 metric tons per day of refrigerated PGP at the EHT dock facilities, which are directly supplied by propylene fractionators and storage wells at our Mont Belvieu, Texas complex.

Final Payment for EFS Midstream Acquisition
In July 2015, we purchased EFS Midstream from affiliates of Pioneer and Reliance for approximately $2.1 billion, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing on July 8, 2015.  The second and final installment of $1.0 billion was paid on July 11, 2016 using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO's commercial paper program.

Fire at Pascagoula Facility
In late June 2016, we experienced a fire at our Pascagoula natural gas processing plant located in Pascagoula, Mississippi.  This facility processes natural gas received from third-party production developments located in the northern Gulf of Mexico.  We own and operate the facility, which remains out of service as a result of damage sustained during the fire.  Repairs to this location will commence as soon as the investigation by the U.S. Chemical Safety Board is completed; however, we expect the facility to return to commercial service during the fourth quarter of 2016.

As a result of this event and based on currently available information, we recorded an estimated $7.1 million loss attributable to the assets damaged during the fire.  Due to the recent nature of this event, the estimated loss is subject to revision as we obtain additional information regarding the affected assets.  The costs to repair the facility will be capitalized as expenditures are incurred.

Under our current insurance program, the standalone deductible for property damage claims is $55 million.  We also have business interruption protection; however, such claims must involve physical damage and have a combined loss value in excess of $55 million and the period of interruption must exceed 60 days.  We continue to evaluate the possibility of filing an insurance claim related to this event.

Expansion of Delaware Basin Network with New Natural Gas Processing Plant
In June 2016, we announced plans to build a second new cryogenic natural gas processing facility and associated natural gas and NGL pipeline infrastructure to facilitate continued growth of NGL-rich natural gas production in the Delaware Basin of West Texas and southeastern New Mexico.  The site for the new processing plant, which will have a nameplate capacity of 300 MMcf/d and the capability to extract more than 40,000 barrels per day of NGL, has yet to be determined.  The project is anchored by long-term commitments from a major producer.  The facility is expected to begin service in the second quarter of 2018.  We will own and operate the new plant.

In addition to providing new gas processing capabilities, the scope of the project will include construction of natural gas gathering lines, a pipeline to deliver residue natural gas to markets at the Waha hub, and an NGL pipeline to our Mid-America Pipeline System.  These assets will be designed to integrate with the rest of our Delaware Basin infrastructure.

Start-Up of South Eddy Natural Gas Processing Plant
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

Enterprise Management to Recommend 5.2% Distribution Growth for 2016
In January 2016, our management announced plans to recommend to the Board of Enterprise GP cash distributions totaling $1.61 per unit with respect to 2016, which, if approved by the Board, would represent a 5.2% increase compared to a total of $1.53 per unit of cash distributions declared with respect to calendar year 2015.  In April and July 2016, our management recommended, and the Board of Enterprise GP declared, cash distributions of $0.395 per unit and $0.400 per unit, respectively, with respect to the first and second quarters of 2016.  Historically, it has been our practice to not provide guidance with respect to distribution growth; however, due to actions by some of our midstream peers to reduce or freeze their dividends/distributions, we believed it was important to provide our investors with visibility into management's expected recommendations for our distribution growth in 2016 based on our view of future business conditions at the time of announcement.

Results of Operations

Summarized Consolidated Income Statement Data
The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$5,617.8	$7,092.5	$10,623.1	$14,565.0
Costs and expenses:
Operating costs and expenses:
Cost of sales	3,838.7	5,257.9	7,047.0	10,936.0
Other operating costs and expenses	601.3	632.5	1,175.1	1,192.3
Depreciation, amortization and accretion expenses	360.3	385.6	718.5	730.9
Net losses attributable to asset sales	1.7	2.5	6.6	2.4
Loss due to Pascagoula fire	7.1	--	7.1	--
Asset impairment charges	13.1	79.0	14.8	112.3
Total operating costs and expenses	4,822.2	6,357.5	8,969.1	12,973.9
General and administrative costs	35.1	44.9	79.0	94.2
Total costs and expenses	4,857.3	6,402.4	9,048.1	13,068.1
Equity in income of unconsolidated affiliates	76.4	110.2	177.5	199.4
Operating income	836.9	800.3	1,752.5	1,696.3
Interest expense	(244.1)	(240.4)	(484.7)	(479.5)
Change in fair market value of Liquidity Option Agreement	(23.3)	(11.5)	(21.1)	(11.5)
Other, net	0.4	0.3	1.8	0.8
Benefit from (provision for) income taxes	0.1	7.9	(8.3)	1.1
Net income	570.0	556.6	1,240.2	1,207.2
Net income attributable to noncontrolling interests	(11.5)	(5.6)	(20.5)	(20.1)
Net income attributable to limited partners	$558.5	$551.0	$1,219.7	$1,187.1

Consolidated Revenues
The following table presents each business segment's contribution to consolidated revenues (net of eliminations) for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
NGL Pipelines & Services:
Sales of NGLs and related products	$2,060.4	$1,849.1	$4,003.9	$4,091.3
Midstream services	455.1	417.0	915.4	851.1
Total	2,515.5	2,266.1	4,919.3	4,942.4
Crude Oil Pipelines & Services:
Sales of crude oil	1,482.2	2,971.3	2,603.3	5,542.0
Midstream services	177.8	117.1	345.3	224.4
Total	1,660.0	3,088.4	2,948.6	5,766.4
Natural Gas Pipelines & Services:
Sales of natural gas	305.7	429.9	620.7	906.2
Midstream services	230.0	254.8	465.0	512.4
Total	535.7	684.7	1,085.7	1,418.6
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	713.4	832.7	1,266.6	1,983.7
Midstream services	193.2	185.8	402.9	383.9
Total	906.6	1,018.5	1,669.5	2,367.6
Offshore Pipelines & Services:
Sales of crude oil	--	1.7	--	2.8
Midstream services	--	33.1	--	67.2
Total	--	34.8	--	70.0
Total consolidated revenues	$5,617.8	$7,092.5	$10,623.1	$14,565.0

Selected Energy Commodity Price Data
The following table presents index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade	WTI	LLS
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Crude Oil,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)
2015 by quarter:
1st Quarter	$2.99	$0.19	$0.53	$0.68	$0.68	$1.10	$0.50	$0.37	$48.63	$52.83
2nd Quarter	$2.65	$0.18	$0.46	$0.59	$0.60	$1.26	$0.42	$0.29	$57.94	$62.97
3rd Quarter	$2.77	$0.19	$0.40	$0.55	$0.55	$0.98	$0.33	$0.21	$46.43	$50.17
4th Quarter	$2.27	$0.18	$0.42	$0.60	$0.61	$0.97	$0.31	$0.18	$42.18	$43.54
2015 Averages	$2.67	$0.18	$0.45	$0.61	$0.61	$1.08	$0.39	$0.26	$48.80	$52.38

2016 by quarter:
1st Quarter	$2.09	$0.16	$0.38	$0.53	$0.53	$0.76	$0.31	$0.18	$33.45	$35.11
2nd Quarter	$1.95	$0.20	$0.49	$0.62	$0.63	$0.96	$0.33	$0.19	$45.59	$47.35
2016 Averages	$2.02	$0.18	$0.44	$0.58	$0.58	$0.86	$0.32	$0.19	$39.52	$41.23

(1)   Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of McGraw Hill Financial, Inc.
(2)   NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service.
(3)   Polymer grade propylene prices represent average contract pricing for such product as reported by IHS Chemical, a division of IHS Inc. ("IHS Chemical"). Refinery grade propylene prices represent weighted-average spot prices for such product as reported by IHS Chemical.
(4)   Crude oil prices are based on commercial index prices for WTI as measured on the New York Mercantile Exchange ("NYMEX") and for LLS as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  Crude oil, natural gas and NGL prices have been depressed since the fourth quarter of 2014 primarily due to an oversupply of these commodities on world markets.  The weighted-average indicative market price for NGLs was $0.50 per gallon in the second quarter of 2016 versus $0.52 per gallon during the second quarter of 2015.  Likewise, the weighted-average indicative market price for NGLs was $0.45 per gallon during the six months ended June 30, 2016 compared to $0.53 per gallon during the same period in 2015.

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

Revenues
Second Quarter of 2016 Compared to Second Quarter of 2015. Total revenues for the second quarter of 2016 decreased $1.47 billion when compared to total revenues for the second quarter of 2015.  Revenues from the marketing of crude oil decreased $1.49 billion quarter-to-quarter primarily due to lower sales volumes and prices, which accounted for $869.1 million and $621.7 million of the decrease, respectively.  Revenues from the marketing of natural gas and octane additives decreased $179.7 million quarter-to-quarter primarily due to lower sales prices.  Revenues from the marketing of NGLs increased $211.3 million quarter-to-quarter primarily due to higher sales volumes and prices, which accounted for $118.0 million and $93.3 million of the increase, respectively.  Revenues from the marketing of refined products increased a net $10.9 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $73.0 million increase, partially offset by lower sales prices, which accounted for a $62.1 million decrease.

Revenues from midstream services increased a net $48.3 million quarter-to-quarter primarily due to contributions from EFS Midstream which was acquired in July 2015, partially offset by a decrease due to the sale of our Offshore Business in July 2015.  Revenues for the second quarter of 2016 include $65.9 million from the assets we acquired in the EFS Midstream acquisition.  Revenues from midstream services decreased $33.1 million quarter-to-quarter due to the sale of our Offshore Business.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, total revenues decreased $3.94 billion when compared to total revenues for the six months ended June 30, 2015.  Revenues from the marketing of crude oil, natural gas, refined products and octane additives decreased $3.62 billion period-to-period primarily due to lower sales prices and volumes, which accounted for a $2.07 billion decrease and a $1.55 billion decrease, respectively.  Revenues from the marketing of NGLs and petrochemicals decreased a net $369.9 million period-to-period primarily due to lower sales prices, which accounted for a $977.3 million decrease, partially offset by a $607.4 million increase due to higher sales volumes.

Revenues from midstream services increased a net $89.6 million period-to-period primarily due to contributions from EFS Midstream, which were partially offset by a decrease due to the sale of our Offshore Business.  Revenues for the six months ended June 30, 2016 include $130.9 million from the assets we acquired in the EFS Midstream acquisition.  Revenues from midstream services decreased $67.6 million period-to-period due to the sale of our Offshore Business.

Operating costs and expenses
Second Quarter of 2016 Compared to Second Quarter of 2015.  Total operating costs and expenses for the second quarter of 2016 decreased $1.54 billion when compared to total operating costs and expenses for the second quarter of 2015.  The cost of sales associated with our marketing of crude oil decreased $1.41 billion quarter-to-quarter primarily due to lower sales volumes and purchase prices, which accounted for $805.6 million and $604.9 million of the decrease, respectively. The cost of sales associated with our marketing of natural gas and octane additives decreased $96.2 million quarter-to-quarter primarily due to lower purchase prices.  The cost of sales associated with our marketing of petrochemicals and refined products decreased a net $87.2 million quarter-to-quarter primarily due to lower purchase prices, which accounted for a $194.3 million decrease, partially offset by a $107.1 million increase due to higher sales volumes.  The cost of sales associated with our marketing of NGLs increased $171.8 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $92.6 million increase, and higher purchase prices, which accounted for an additional $79.2 million increase.

Other operating costs and expenses decreased a net $31.2 million quarter-to-quarter primarily due to lower maintenance expenses during the second quarter of 2016 when compared to the second quarter of 2015.

Depreciation, amortization and accretion expense in operating costs and expenses for the second quarter of 2016 decreased a net $25.3 million when compared to the second quarter of 2015 primarily due to a $61.0 million decrease attributable to the sale of our Offshore Business, partially offset by a $35.7 million quarter-to-quarter increase attributable to assets we constructed and placed into service or acquired since the second quarter of 2015.

Operating costs and expenses also include $13.1 million and $79.0 million of non-cash asset impairment charges for the second quarters of 2016 and 2015, respectively.  Our asset impairment charges for the second quarter of 2015 primarily reflect $54.8 million of expense we recorded in connection with our former Offshore Business.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, total operating costs and expenses decreased $4.0 billion when compared to the same period in 2015.  The cost of sales associated with our marketing of crude oil, natural gas, refined products and octane additives decreased $3.34 billion period-to-period primarily due to lower purchase prices, which accounted for a $1.91 billion decrease, and lower sales volumes, which accounted for an additional $1.43 billion decrease.  The cost of sales associated with our marketing of NGLs and petrochemicals decreased a net $555.2 million period-to-period primarily due to lower purchase prices, which accounted for a $1.02 billion decrease, partially offset by a $464.9 million increase due to higher sales volumes.

Other operating costs and expenses decreased a net $17.2 million period-to-period primarily due to lower maintenance expenses during the first six months of 2016 when compared to the same period in 2015.

For the six months ended June 30, 2016, depreciation, amortization and accretion expense in operating costs and expenses decreased a net $12.4 million when compared to the six months ended June 30, 2015 primarily due to an $84.0 million decrease attributable to the sale of our Offshore Business, partially offset by a $71.6 million period-to-period increase attributable to assets we constructed and placed into service or acquired since the second quarter of 2015.

Operating costs and expenses also include $14.8 million and $112.3 million of non-cash asset impairment charges for the six months ended June 30, 2016 and 2015, respectively.  As noted previously, we recorded a $54.8 million asset impairment charge in the second quarter of 2015 in connection with our sale of the Offshore Business.  The remainder of our asset impairment charges for the six months ended June 30, 2015 primarily relate to the abandonment of certain crude oil and natural gas pipeline assets in Texas.

General and administrative costs
General and administrative costs for the three and six months ended June 30, 2016 decreased $9.8 million and $15.2 million, respectively, when compared to the same periods in 2015 primarily due to lower costs for professional services.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the second quarter of 2016 decreased a net $33.8 million when compared to second quarter of 2015.  The quarter-to-quarter decrease is primarily due to results for the second quarter of 2015 including $21.0 million of equity earnings attributable to our former Offshore Business, which was divested in July 2015, and a $13.6 million decrease in equity earnings from our investments in crude oil pipelines.  Equity earnings from our investment in the Seaway Pipeline decreased $11.2 million quarter-to-quarter primarily due to lower transportation and terminal volumes.

For the six months ended June 30, 2016, equity income from our unconsolidated affiliates decreased a net $21.9 million when compared to the six months ended June 30, 2015.  Results for the six months ended June 30, 2015 reflect $41.2 million of equity earnings attributable to the Offshore Business divested in July 2015.  This period-to-period decrease was partially offset by a $16.6 million increase in earnings from our investments in crude oil pipelines, which benefited from the settlement of a rate case by Seaway during the first quarter of 2016.

Interest expense
Interest expense for the three and six months ended June 30, 2016 increased $3.7 million and $5.2 million, respectively, when compared to the same periods in 2015.  The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest charged on debt principal outstanding	$273.7	$266.0	$542.0	$523.1
Impact of interest rate hedging program, including related amortization	7.7	4.2	14.1	8.9
Interest costs capitalized in connection with construction projects (1)	(46.4)	(35.7)	(88.9)	(65.3)
Other (2)	9.1	5.9	17.5	12.8
Total	$244.1	$240.4	$484.7	$479.5

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

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased $7.7 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the second quarter of 2016.  Our weighted-average debt principal balance for the second quarter of 2016 was $22.93 billion compared to $22.07 billion for the second quarter of 2015.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see "Liquidity and Capital Resources" and "Capital Spending" within this Part I, Item 2.

For the six months ended June 30, 2016, interest charged on debt principal outstanding increased a net $18.9 million period-to-period primarily due to increased debt principal amounts outstanding during the six months ended June 30, 2016, which accounted for a $22.9 million increase, partially offset by the effect of lower overall interest rates in the six months ended June 30, 2016, which accounted for a $4.0 million decrease.  Our weighted-average debt principal balance for the six months ended June 30, 2016 was $22.94 billion compared to $21.91 billion for the six months ended June 30, 2015.

Change in fair value of Liquidity Option Agreement
Results for the three and six months ended June 30, 2016 include $23.3 million and $21.1 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model for the Liquidity Option Agreement.  For information regarding the Liquidity Option Agreement, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Income taxes
Income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the "Texas Margin Tax").  We recognized a benefit of $7.9 million for the Texas Margin Tax during the second quarter of 2015 in connection with lower tax rates enacted by the State of Texas in June 2015.  Our income tax for the second quarter of 2016 was a benefit of $0.1 million primarily due to adjustments to our prior year state tax return, which accounted for a $4.4 million benefit.

For the six months ended June 30, 2016, income taxes were a provision of $8.3 million compared to a benefit of $1.1 million for the same period in 2015.  As discussed above, the period-to-period change is primarily due to the benefit we recorded in second quarter of 2015 related to lower tax rates for the Texas Margin Tax.

Business Segment Highlights
We evaluate segment performance based on our financial measure of gross operating margin. The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Gross operating margin by segment:
NGL Pipelines & Services	$719.1	$650.6	$1,502.8	$1,345.8
Crude Oil Pipelines & Services	177.4	235.6	379.7	449.6
Natural Gas Pipelines & Services	177.4	191.4	355.1	395.9
Petrochemical & Refined Products Services	175.5	181.3	330.3	355.9
Offshore Pipelines & Services	--	44.3	--	90.4
Total segment gross operating margin (1)	1,249.4	1,303.2	2,567.9	2,637.6
Net adjustment for shipper make-up rights	4.8	9.1	10.6	(1.5)
Total gross operating margin	$1,254.2	$1,312.3	$2,578.5	$2,636.1

(1) Within the context of this table, total segment gross operating margin represents a subtotal and corresponds to measures similarly titled within our business segment disclosures found under Note 9 of the Notes to Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gross operating margin by segment for NGL Pipelines & Services and Crude Oil Pipelines & Services reflect adjustments for shipper make-up rights that are included in management's evaluation of segment results.  However, these adjustments are excluded from non-GAAP total gross operating margin in compliance with recently issued guidance from the SEC.  The GAAP financial measure most directly comparable to total gross operating margin is operating income.  See "Other Items – Non-GAAP Reconciliations" within this Part I, Item 2 for reconciliations of gross operating margin to operating income for each period presented.

Each of our business segments benefit from the supporting role of our marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin for the partnership.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

The following information highlights significant changes in our quarterly and year-to-date segment results (i.e., our gross operating margin by segment amounts) and the primary drivers of such changes.  The volume statistics presented in the tabular information for each segment are reported on a net basis, taking into account our ownership interests in certain joint ventures, and reflect the periods in which we owned an interest in such operations.  These statistics reflect volumes for newly constructed assets from the dates such assets were placed into service.

NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$181.3	$220.3	$415.2	$460.5
NGL pipelines, storage and terminals	408.2	311.7	834.9	639.9
NGL fractionation	129.6	118.6	252.7	245.4
Total	$719.1	$650.6	$1,502.8	$1,345.8
Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	2,992	2,679	2,973	2,553
NGL marine terminal volumes (MBPD)	450	295	453	279
NGL fractionation volumes (MBPD)	840	822	838	810
Equity NGL production (MBPD) (1)	143	123	145	129
Fee-based natural gas processing (MMcf/d) (2)	4,995	4,912	4,939	4,848

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from natural gas processing and related NGL marketing activities for the second quarter of 2016 decreased $39.0 million when compared to the second quarter of 2015.  Gross operating margin from our natural gas processing plants decreased $40.4 million quarter-to-quarter primarily due to reduced processing margins at our facilities, including the effects of related hedging activities.

Gross operating margin from our NGL marketing activities increased a net $1.4 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $49.2 million increase, partially offset by a $47.8 million decrease due to lower sales margins.  Results from NGL marketing's export-oriented activities increased $32.3 million quarter-to-quarter primarily due to higher sales volumes, which support the utilization and recent expansion of EHT.  Gross operating margin from NGL marketing associated with our transportation, storage and plant assets decreased a combined $30.9 million quarter-to-quarter, with the largest decrease being attributable to product blending activities.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from natural gas processing and related NGL marketing activities decreased $45.3 million when compared to the same period in 2015.  Gross operating margin from our natural gas processing plants decreased $83.8 million period-to-period primarily due to lower processing margins, including the impact of our related hedging activities.

Gross operating margin from our NGL marketing activities increased a net $38.5 million period-to-period primarily due to higher sales volumes, which accounted for a $123.2 million increase, partially offset by an $84.7 million decrease due to lower sales margins. Results from NGL marketing's export-oriented activities increased $77.8 million period-to-period, which was partially offset by a $39.3 million combined decrease in gross operating margin from NGL marketing's activities associated with our transportation, storage and plant assets.

NGL pipelines, storage and terminals

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from NGL pipelines, storage and terminal assets for the second quarter of 2016 increased $96.5 million when compared to the second quarter of 2015.  Gross operating margin from EHT and a related pipeline increased $33.2 million quarter-to-quarter primarily due to higher marine terminal and pipeline transportation volumes of 162 MBPD and 132 MBPD, respectively.  In April 2015, we completed an expansion project at EHT that increased our ability to load cargos of LPGs from 7.5 MMBbls per month to approximately 9.0 MMBbls per month.  In December 2015, we completed a second expansion project at the terminal further increasing our ability to load cargos of LPGs to approximately 16.0 MMBbls per month.

Gross operating margin from our ATEX and Aegis Ethane Pipelines increased a combined $32.4 million quarter-to-quarter primarily due to a combined 136 MBPD increase in transportation volumes.  The second segment of our Aegis Ethane Pipeline was placed into service in September 2015.  The third and final segment of our Aegis Ethane Pipeline was placed into service in December 2015.

Gross operating margin from the Mid-America Pipeline System, Seminole Pipeline and related terminals increased $14.4 million quarter-to-quarter primarily due to higher average fees, which accounted for a $7.6 million increase, and higher transportation volumes of 54 MBPD, which accounted for an additional $7.6 million increase.  NGL volumes transported by these pipelines to Mont Belvieu, Texas have benefited from higher average prices in the Mont Belvieu market relative to the Conway, Kansas market during 2016.  Of the 54 MBPD quarter-to-quarter increase in transportation volumes for these pipelines, 21 MBPD is attributable to mixed NGLs received from our South Eddy natural gas processing plant, which commenced operations in May 2016.

Gross operating margin from our Lou-Tex and Tri-States NGL Pipelines increased a combined $9.9 million quarter-to-quarter primarily due to an aggregate 40 MBPD increase in transportation volumes (net to our interest).  Lastly, gross operating margin from our South Texas NGL Pipeline System and Rio Grande Pipeline increased a combined $9.2 million quarter-to-quarter primarily due to a $5.5 million increase in deficiency fee revenues.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2015, gross operating margin from NGL pipelines, storage and terminal assets increased $195.0 million when compared to the six months ended June 30, 2015.  Gross operating margin from EHT and a related pipeline increased $67.4 million period-to-period primarily due to higher marine terminal and pipeline transportation volumes of 179 MBPD and 148 MBPD, respectively.  Likewise, gross operating margin from our ATEX and Aegis Ethane Pipelines increased a combined $60.9 million period-to-period primarily due to a combined 141 MBPD increase in transportation volumes.

Gross operating margin from the Mid-America Pipeline System, Seminole Pipeline and related terminals increased $27.6 million period-to-period primarily due to higher transportation volumes of 69 MBPD.  Our Lou-Tex and Tri-States NGL Pipelines posted a combined $18.3 million period-to-period increase in gross operating margin primarily due to an aggregate 36 MBPD increase in transportation volumes (net to our interest).  Lastly, gross operating margin from our South Texas NGL Pipeline System increased $11.1 million period-to-period primarily due to higher transportation fees, which escalated in January 2016 and accounted for $4.7 million of the increase, and higher transportation volumes of 16 MBPD, which accounted for an additional $4.5 million increase.

NGL fractionation

Second Quarter of 2016 Compared to Second Quarter of 2015. Gross operating margin from NGL fractionation increased $11.0 million quarter-to-quarter primarily due to improved results from our Mont Belvieu fractionators, which benefited from a 22 MBPD increase in fractionation volumes (net to our interest), which accounted for a $6.4 million increase, and higher fractionation fees, which accounted for an additional $3.6 million increase.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from NGL fractionation increased $7.3 million when compared to the six months ended June 30, 2015.  Gross operating margin from our Mont Belvieu NGL fractionators increased a net $4.8 million period-to-period primarily due to a 17 MBPD increase in fractionation volumes (net to our interest), which accounted for a $10.9 million increase, partially offset by a combined $7.1 million decrease in product blending and other fee revenues. Collectively, gross operating margin from our Hobbs NGL fractionator in West Texas and NGL fractionators in Louisiana increased $2.6 million on a combined 11 MBPD increase in fractionation volumes (net to our interest).

Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross operating margin	$177.4	$235.6	$379.7	$449.6
Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,358	1,469	1,376	1,427
Crude oil marine terminal volumes (MBPD)	514	591	497	617

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from our Crude Oil Pipelines & Services segment for the second quarter of 2016 decreased $58.2 million when compared to the second quarter of 2015.  Gross operating margin from our crude oil marketing and related trucking activities decreased $82.7 million quarter-to-quarter, which includes the impact of approximately $47.4 million of non-cash mark-to-market losses in the second quarter of 2016 on financial instruments related to blending activities.  The remaining $35.3 million quarter-to-quarter decrease in gross operating margin from crude oil marketing activities is primarily due to lower crude oil sales margins.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $22.7 million quarter-to-quarter primarily due to a decrease in transportation volumes of 64 MBPD, which accounted for a $15.3 million decrease, and lower average transportation fees, which accounted for an additional $4.9 million decrease.  The decrease in crude oil transportation volumes is attributable to reduced producer drilling activity in the Eagle Ford Shale.

Gross operating margin from the Seaway Pipeline decreased $8.2 million quarter-to-quarter primarily due to (i) an $8.9 million decrease attributable to lower transportation and terminal volumes and (ii) a $7.3 million decrease in earnings from the sale of excess crude oil volumes obtained through pipeline loss allowances, partially offset by (iii) a $6.6 million increase due to higher average tariffs (see below for description of developments in Seaway's rate case with the Federal Energy Regulatory Commission ("FERC")).

The EFS Midstream system, which we acquired effective July 1, 2015, contributed $55.6 million of gross operating margin and 52 MBPD of throughput volumes for the second quarter of 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. For the six months ended June 30, 2016, gross operating margin from our Crude Oil Pipelines & Services segment decreased $69.9 million when compared to the six months ended June 30, 2015.  Gross operating margin from our crude oil marketing and related trucking activities decreased $153.2 million period-to-period, which includes the impact of approximately $60.7 million of non-cash mark-to-market losses in the six months ended June 30, 2016 on financial instruments related to blending activities.  The remaining $92.5 million period-to-period decrease from these activities is primarily due to lower crude oil sales margins.  As a result of lower crude oil prices, regional price spreads have been less than the costs incurred by our marketing business. For example, our crude oil marketing business has contracted for 75 MBPD of firm capacity on the Seaway Pipeline, of which 25 MBPD of capacity terminates June 1, 2017 and the remaining 50 MBPD terminates February 1, 2018.  Sales margins on Seaway Pipeline-related capacity were $6 million lower and $37 million lower in the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $46.6 million period-to-period primarily due to a 70 MBPD decrease in volumes, which accounted for a $33.4 million decrease, and an $8.9 million decrease due to lower average transportation fees.  As noted previously, the decrease in crude oil transportation volumes is attributable to reduced producer drilling activity in the Eagle Ford Shale.

For the six months ended June 30, 2016, the EFS Midstream system, which we acquired effective July 1, 2015, contributed $108.8 million of gross operating margin and 58 MBPD of throughput volumes.

Gross operating margin from crude oil terminaling services at our EHT, Beaumont Marine West and Enterprise Crude Houston ("ECHO") facilities increased a combined $23.0 million period-to-period primarily due to expansion projects (e.g., the construction of new storage tanks) we completed at these facilities since the second quarter of 2015. Marine terminal volumes at our EHT and Beaumont Marine West facilities decreased a net 39 MBPD period-to-period.  A 39 MBPD increase in crude oil loading volumes at Beaumont was more than offset by an 83 MBPD decrease in crude oil offloading volumes at our EHT facility.

For the six months ended June 30, 2016, gross operating margin from our equity investment in the Seaway Pipeline increased a net $2.8 million compared with the six months ended June 30, 2015.  In February 2016, the FERC issued its decision regarding the various challenges to Seaway's committed and uncommitted rates in FERC Docket No. IS12-226-000.  The FERC upheld the committed rates and rejected the claim that the committed rates should be reduced to cost-based levels.  The FERC's rulings regarding the uncommitted rates were also largely favorable to Seaway.  Seaway submitted a compliance filing on March 17, 2016 calculating revised uncommitted rates consistent with the FERC's order. The compliance filing was not challenged.  As a result of the FERC ruling, Seaway recognized $22.2 million of revenues (on a 100% basis) in the first quarter of 2016 that had previously been deferred and benefitted from a $20.0 million period-to-period increase due to higher average tariffs.  Net to our interest, this represents a combined $21.1 million period-to-period increase in gross operating margin from our investment in Seaway, which was partially offset by an $8.4 million decrease in earnings from the sale of excess crude oil volumes obtained through pipeline loss allowances and the impact of lower transportation and terminal volumes, which accounted for an additional $6.6 million decrease.

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross operating margin	$177.4	$191.4	$355.1	$395.9
Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	12,134	12,488	12,014	12,496

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from our Natural Gas Pipelines & Services segment for the second quarter of 2016 decreased $14.0 million when compared to the second quarter of 2015.  Gross operating margin from our Texas Intrastate System decreased $9.3 million quarter-to-quarter primarily due to lower firm capacity reservation revenues attributable to reduced producer drilling activity in the Eagle Ford Shale.  Gross operating margin from our Acadian Gas System decreased $4.1 million quarter-to-quarter primarily due to reduced transportation fees.  Gross operating margin from our Piceance Basin Gathering System decreased $0.9 million quarter-to-quarter primarily due to lower gathering volumes of 257 BBtus/d.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from our Natural Gas Pipelines & Services segment decreased $40.8 million when compared to the six months ended June 30, 2015.  Gross operating margin from our Texas Intrastate System decreased $18.6 million period-to-period primarily due to lower firm capacity reservation revenues attributable to decreased producer activity in the Eagle Ford Shale.  Gross operating margin from our Acadian Gas System decreased $8.7 million period-to-period primarily due to reduced transportation fees.

Gross operating margin from our San Juan Gathering System decreased $6.4 million period-to-period primarily due to lower gathering volumes of 83 BBtus/d, which accounted for a $3.9 million decrease, and a $5.2 million decrease in gathering fee revenues, all of which were partially offset by a $4.6 million decrease in operating expenses.  Gathering fees on the San Juan Gathering System, which are indexed to regional natural gas prices, decreased period-to-period due to lower average natural gas prices during the six months ended June 30, 2016 when compared to the same period in 2015.  Gross operating margin from our Piceance Basin Gathering System decreased $3.3 million period-to-period primarily due to lower gathering volumes of 195 BBtus/d, which accounted for a $2.3 million decrease, and reduced transportation fees, which accounted for an additional $1.4 million decrease.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Segment gross operating margin:
Propylene fractionation and related activities	$52.8	$34.2	$104.9	$98.6
Butane isomerization and related operations	17.3	19.1	33.4	26.0
Octane enhancement and related plant operations	21.2	68.2	11.0	69.3
Refined products pipelines and related activities	74.1	44.0	161.1	130.3
Marine transportation and other	10.1	15.8	19.9	31.7
Total	$175.5	$181.3	$330.3	$355.9

Selected volumetric data:
Propylene fractionation volumes (MBPD)	80	68	75	71
Butane isomerization volumes (MBPD)	114	98	112	80
Standalone DIB processing volumes (MBPD)	90	82	93	74
Octane additive and related plant production volumes (MBPD)	22	24	16	16
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	874	777	863	758
Refined products and petrochemical marine terminal volumes (MBPD)	410	374	379	349

Propylene fractionation and related activities

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from propylene fractionation and related activities for the second quarter of 2016 increased $18.6 million when compared to the second quarter of 2015.  Gross operating margin from our propylene fractionation plants at Mont Belvieu increased $22.3 million quarter-to-quarter primarily due to lower operating costs, which accounted for an $18.0 million increase, and higher propylene fractionation volumes, which accounted for an additional $4.0 million increase.  The quarter-to-quarter decrease in operating costs is attributable to major maintenance projects that were completed in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from propylene fractionation and related activities increased $6.3 million when compared to the six months ended June 30, 2015.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased a net $9.3 million period-to-period primarily due to lower operating costs, which accounted for a $21.1 million increase, and higher propylene fractionation volumes, which accounted for an additional $6.1 million increase, partially offset by the effects of lower propylene sales margins, which accounted for a $20.8 million decrease.

Butane isomerization and deisobutanizer operations

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from butane isomerization and deisobutanizer ("DIB") operations decreased $1.8 million quarter-to-quarter primarily due to higher operating expenses (e.g., maintenance costs), which accounted for a $3.1 million decrease, and lower processing fees, which accounted for an additional $1.2 million decrease, partially offset by higher processing volumes, which accounted for a $2.9 million increase.  Butane isomerization and standalone DIB processing volumes increased 16 MBPD and 8 MBPD, respectively, quarter-to-quarter.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from this business increased $7.4 million when compared to the six months ended June 30, 2015. This increase is primarily due to higher butane isomerization and standalone DIB processing volumes of 32 MBPD and 19 MBPD, respectively.

Octane enhancement and HPIB plant operations

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from our octane enhancement facility and high purity isobutylene ("HPIB") plant decreased a combined $47.0 million quarter-to-quarter, including the results of our related hedging activities.  The decrease in gross operating margin for this business is primarily due to lower sales margins attributable to higher global inventories of gasoline products, thus reducing the demand for blendstocks.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from our octane enhancement facility and HPIB plant decreased $58.3 million when compared to the six months ended June 30, 2015.  This decrease is primarily due to lower sales margins (including the results of our related hedging activities), which accounted for a $44.9 million decrease, lower sales volumes, which accounted for an additional $7.4 million decrease, and a $6.0 million period-to-period increase in operating expenses.

Refined products pipelines and related activities

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from refined products pipelines and related marketing activities for the second quarter of 2016 increased $30.1 million when compared to the second quarter of 2015.  Gross operating margin from our refined products marketing activities increased $15.2 million quarter-to-quarter primarily due to higher sales margins, which accounted for a $10.1 million increase, and higher sales volumes, which accounted for an additional $5.1 million increase.

Gross operating margin for the TE Products Pipeline and related terminals increased $8.5 million quarter-to-quarter primarily due to higher volumes.  Interstate pipeline transportation volumes on our TE Products Pipeline increased 30 MBPD quarter-to-quarter primarily due to higher refined products transportation volumes.  Intrastate refined products and petrochemical pipeline transportation volumes on our TE Products Pipeline increased a combined 51 MBPD quarter-to-quarter.  Gross operating margin from refined products terminaling services at our facilities in Beaumont, Texas increased $5.2 million quarter-to-quarter primarily due to higher demand for our storage and marine vessel loading services.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from refined products pipelines and related marketing activities increased $30.8 million when compared to the six months ended June 30, 2015.  Gross operating margin from our refined products marketing activities increased $10.8 million period-to-period primarily due to higher sales margins.  Gross operating margin from refined products terminaling services at our facilities in Beaumont, Texas increased $10.4 million period-to-period primarily due to higher demand for our storage and marine vessel loading services.

Gross operating margin for the TE Products Pipeline and related terminals increased $9.4 million period-to-period primarily due to higher volumes.  Interstate pipeline transportation volumes on our TE Products Pipeline increased a net 23 MBPD period-to-period primarily due to an increase in refined products transportation volumes.  Intrastate refined products and petrochemical pipeline transportation volumes on our TE Products Pipeline increased a combined 60 MBPD period-to-period.

Other

Second Quarter of 2016 Compared to Second Quarter of 2015.  Gross operating margin from these activities decreased $5.7 million quarter-to-quarter primarily due to lower demand for marine transportation services attributable to the lower commodity pricing environment.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.  For the six months ended June 30, 2016, gross operating margin from these activities decreased $11.8 million when compared to the six months ended June 30, 2015 primarily due to lower demand for marine transportation services attributable to the lower commodity pricing environment.

Offshore Pipelines & Services
We sold our Offshore Business to Genesis on July 24, 2015.  The following table presents segment gross operating margin and selected volumetric data for the Offshore Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015
Segment gross operating margin	$44.3	$90.4
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	561	590
Crude oil transportation volumes (MBPD)	372	358
Platform natural gas processing (MMcf/d)	83	103
Platform crude oil processing (MBPD)	13	14

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At June 30, 2016, we had $4.74 billion of consolidated liquidity, which was comprised of $4.62 billion of available borrowing capacity under EPO's revolving credit facilities and $113.5 million of unrestricted cash on hand.

We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital spending.

As described under "Significant Recent Developments" within this Item 2, we paid the second and final installment of $1.0 billion in cash for the EFS Midstream acquisition on July 11, 2016.  This payment was funded using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO's commercial paper program.

Consolidated Debt
The following table presents scheduled maturities of our consolidated debt obligations outstanding at June 30, 2016 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Commercial Paper Notes	$875.5	$875.5	$--	$--	$--	$--	$--
Senior Notes	20,650.0	--	800.0	1,100.0	1,500.0	1,500.0	15,750.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$22,999.9	$875.5	$800.0	$1,100.0	$1,500.0	$1,500.0	$17,224.4

For additional information regarding our debt agreements, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Issuance of $1.25 Billion of Senior Notes in April 2016
In April 2016, EPO issued $575 million in principal amount of 2.85% senior notes due April 2021 ("Senior Notes RR"), $575 million in principal amount of 3.95% senior notes due February 2027 ("Senior Notes SS") and $100 million in principal amount of 4.90% reopened senior notes due May 2046 ("Senior Notes QQ").  Senior Notes RR, SS and QQ were issued at 99.898%, 99.760% and 95.516% of their principal amounts, respectively. We issued these senior notes using our 2013 Shelf (see "–Universal shelf registration statement" below).

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

Expected renewal of 364-Day Credit Agreement
In September 2015, EPO entered into a 364-Day Credit Agreement that matures in September 2016.  Under this credit agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO's election, provided certain conditions are met) at a variable interest rate for a term of 364 days.  At June 30, 2016, there were no principal amounts outstanding under this revolving credit agreement.  We expect to renew this credit agreement when it expires during the third quarter of 2016.

Issuance of Common Units
The following table summarizes the issuance of common units in connection with our underwritten equity offerings, at-the-market ("ATM") program, distribution reinvestment plan ("DRIP") and employee unit purchase plan ("EUPP") for the quarterly periods indicated (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Three months ended March 31, 2016:
Common units issued in connection with ATM program	35,396,147	$849.0
Common units issued in connection with DRIP and EUPP	7,282,006	162.5
Total common units issued for quarter	42,678,153	1,011.5
Three months ended June 30, 2016:
Common units issued in connection with ATM program	33,249,033	800.2
Common units issued in connection with DRIP and EUPP	3,102,695	76.6
Total common units issued for quarter	36,351,728	876.8
Total common units issued during the six months ended June 30, 2016	79,029,881	$1,888.3

Privately held affiliates of EPCO invested an aggregate $200 million in us through our ATM program and the DRIP during the first quarter of 2016 (this amount being a component of the net cash proceeds presented in the preceding table).

Universal shelf registration statement
On May 12, 2016, we filed with the SEC a new universal shelf registration statement (the "2016 Shelf"), which was immediately effective and replaced our prior universal shelf registration statement filed with the SEC in June 2013 (the "2013 Shelf").  The 2016 Shelf allows (and the prior 2013 Shelf allowed) Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

At-the-Market program
On July 11, 2016, we filed an amended registration statement with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to the ATM program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers' transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The new registration statement was declared effective on July 14, 2016 and replaced our prior registration statement with respect to the ATM program. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM program through the date of this quarterly report, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $1.89 billion.

Distribution reinvestment plan
On May 12, 2016, we filed with the SEC a new registration statement in connection with our DRIP, which was immediately effective and amended a prior registration statement filed in March 2010.  The new registration statement increased the aggregate number of our common units authorized for issuance under the DRIP from 140,000,000 to 240,000,000.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  After taking into account the new registration statement and the number of common units issued under the DRIP through June 30, 2016, we have the capacity to issue an additional 104,963,257 common units under this plan.

For additional information regarding our issuance of common units and related registration statements, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Restricted Cash
Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.

At June 30, 2016 and December 31, 2015, our restricted cash amounts were $372.6 million and $15.9 million, respectively.  The balance at June 30, 2016 consisted of initial margin requirements of $119.7 million and variation margin requirements of $252.9 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  Our variation margin requirements increased by $273.3 million since December 31, 2015 primarily due to higher forward commodity prices for NGLs and refined products during 2016, particularly during the second quarter of 2016, relative to our short financial derivative positions in these products.  For information regarding our derivative instruments and hedging activities, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings
As of July 31, 2016, the investment-grade credit ratings of EPO's long-term senior unsecured debt securities were BBB+ from Standard and Poor's and Baa1 from Moody's.  In addition, the credit ratings of EPO's short-term senior unsecured debt securities were A-2 from Standard and Poor's and P-2 from Moody's.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO's long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

	For the Six Months Ended June 30,
	2016	2015
Net cash flows provided by operating activities	$1,845.2	$1,901.6
Cash used in investing activities	2,238.6	1,789.3
Cash provided by financing activities	487.9	364.4

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

Comparison of Six Months Ended June 30, 2016 with Six Months Ended June 30, 2015
The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating Activities.  Net cash flows provided by operating activities for the six months ended June 30, 2016 decreased $56.4 million when compared to the same period in 2015.  The decrease in cash provided by operating activities was primarily due to:

▪	a $70.4 million period-to-period decrease in cash distributions received from unconsolidated affiliates primarily due to the sale of our Offshore Business in July 2015; and

▪	a $43.9 million period-to-period decrease in cash primarily due to the timing of cash receipts and payments related to operations; partially offset by

▪	a $57.9 million increase in cash attributable to higher partnership income in the six months ended June 30, 2016 compared to the same period in 2015 (after adjusting our $33.0 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see "Results of Operations" within this Part I, Item 2.

Investing Activities.  Cash used in investing activities for the six months ended June 30, 2016 increased $449.3 million when compared to the same period in 2015 primarily due to:

▪	a $310.6 million period-to-period increase in restricted cash requirements; and

▪	a $226.6 million period-to-period increase in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs; partially offset by

▪	$39.4 million of distributions received in connection with the return of capital from unconsolidated affiliates during 2016;

▪	a $22.0 million period-to-period increase in proceeds from asset sales; and

▪	a $21.7 million period-to-period decrease in investments in our unconsolidated affiliates.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2016 increased $123.5 million when compared to the same period in 2015 primarily due to:

▪	a $944.2 million period-to-period increase in net cash proceeds from the issuance of common units. We issued an aggregate 79,029,881 common units in connection with our ATM program, DRIP and EUPP during the six months ended June 30, 2016, which generated $1.89 billion of net cash proceeds. This compares to an aggregate 28,895,728 common units we issued in connection with these programs and plans during the same period in 2015, which collectively generated $944.1 million of net cash proceeds; partially offset by

▪	a $684.7 million period-to-period decrease in net borrowings under our consolidated debt agreements. EPO issued $1.25 billion and repaid $750.0 billion in principal amount of senior notes during the six months ended June 30, 2016, compared to the issuance of $2.5 billion and repayment of $650.0 million in principal amount of senior notes during the six months ended June 30, 2015. Net repayments under EPO's commercial paper program were $244.8 million during the six months ended June 30, 2016 compared to $909.4 million during the same period in 2015; and

▪	a $173.2 million period-to-period increase in cash distributions paid to limited partners during the six months ended June 30, 2016 when compared to the same period in 2015. The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit.

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

We measure available cash by reference to distributable cash flow.  The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to limited partners (1)	$558.5	$551.0	$1,219.7	$1,187.1
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	381.3	407.5	763.4	774.9
Add asset impairment charges	13.5	79.0	15.2	112.3
Add losses or subtract gains attributable to asset sales, insurance recoveries and related property damage, net	8.8	2.5	13.7	2.4
Add cash proceeds from asset sales and insurance recoveries (2)	14.5	5.4	27.9	5.9
Add changes in fair value of Liquidity Option Agreement (3)	23.3	11.5	21.1	11.5
Add cash distributions received from unconsolidated affiliates (4)	118.7	131.1	234.5	265.5
Subtract equity in income of unconsolidated affiliates	(76.4)	(110.2)	(177.5)	(199.4)
Subtract sustaining capital expenditures (5)	(58.4)	(60.8)	(117.7)	(111.5)
Add deferred income tax expense or subtract benefit, as applicable	0.2	(13.2)	4.3	(11.7)
Other, net	55.7	(16.3)	88.7	(19.8)
Distributable cash flow	$1,039.7	$987.5	$2,093.3	$2,017.2

Total cash distributions paid to limited partners with respect to period	$840.1	$750.0	$1,665.5	$1,485.7

Cash distributions per unit declared by Enterprise GP with respect to period (6)	$0.400	$0.380	$0.795	$0.755

Total distributable cash flow retained by partnership with respect to period (7)	$199.6	$237.5	$427.8	$531.5

Distribution coverage ratio (8)	1.2x	1.3x	1.3x	1.4x

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
(3) For information regarding the Liquidity Option Agreement, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
(4) Reflects both distributions received on earnings from unconsolidated affiliates and those attributable to a return of capital from unconsolidated affiliates. For information regarding our unconsolidated affiliates, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
(5) Sustaining capital expenditures are presented on an accrual basis.
(6) See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding our quarterly cash distributions declared with respect to the periods presented.
(7) At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these years was primarily reinvested in our growth capital spending program, which substantially reduced our reliance on the equity and debt capital markets to fund such major expenditures.
(8) Distribution coverage ratio is determined by dividing distributable cash flow by total cash distributions paid to limited partners and in connection with distribution equivalent rights with respect to the period.

For additional information regarding non-GAAP distributable cash flow, see "Other Items – Use of Non-GAAP Financial Measures" within this Part I, Item 2.  Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, the most comparable GAAP measure.

Designated Units Issued in Connection with Holdings Merger
In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the "Holdings Merger").  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the "Designated Units").  Distributions paid by us to this privately held affiliate of EPCO during 2015 excluded 35,380,000 Designated Units.  The temporary distribution waiver expired in November 2015; therefore, distributions paid to partners during calendar year 2016 are payable on all outstanding common units.

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

We began commercial service on approximately $600 million of growth capital projects during the second quarter of 2016.  These projects included the South Eddy natural gas processing facility and the completion of over 2 MMBbls of additional crude oil storage capacity at our terminals in Houston and Beaumont.  We are on schedule to place another $1.4 billion of projects into commercial service during the final six months of 2016, including our ethane export terminal on the Houston Ship Channel and a joint venture-owned gas plant located in the Delaware Basin.  In addition, we have approximately $5.2 billion of growth capital projects scheduled to be completed in 2017 and 2018 including our propane dehydrogenation ("PDH") facility, Midland-to-Sealy Pipeline and completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes.

We expect our organic growth capital expenditures for 2016 to approximate $2.8 billion, which excludes the $1.0 billion final installment for EFS Midstream paid in July 2016, and sustaining capital expenditures of approximately $275 million. Our forecast of capital spending for 2016 is based on our announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Six Months Ended June 30,
	2016	2015
Step 2 of Oiltanking acquisition:
Equity instruments (36,827,517 common units of Enterprise) (1)	$--	$1,408.7
Capital spending for property, plant and equipment, net: (2)
Growth capital projects (3)	1,729.1	1,516.6
Sustaining capital projects (4)	127.7	113.6
Investments in unconsolidated affiliates	92.4	114.1
Other investing activities	--	5.3
Total capital spending	$1,949.2	$3,158.3

(1) Amount represents non-cash equity consideration we issued to complete Step 2 of the Oiltanking acquisition.
(2) On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction projects and production well tie-ins. Contributions in aid of construction costs were $23.6 million and $7.8 million for the six months ended June 30, 2016 and 2015, respectively. Growth and sustaining capital amounts presented in the table above are presented on a cash basis and net of related contributions in aid of construction costs.
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

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the six months ended June 30, 2016 involved projects at our Mont Belvieu complex.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Six Months Ended June 30, 2016 with Six Months Ended June 30, 2015
In total, capital spending for property, plant and equipment increased $226.6 million period-to-period primarily due to higher growth capital spending during the six months ended June 30, 2016.  Growth capital spending at our Mont Belvieu complex increased $215.2 million period-to-period primarily due to ongoing construction of our PDH facility.  Currently, we expect construction of the PDH facility to be completed in the first quarter of 2017 with commercial operations expected to begin in the second quarter of 2017. Growth capital spending on our natural gas processing and related pipeline projects in the Delaware Basin increased a combined $111.5 million period-to-period.  Our South Eddy natural gas processing plant and related pipeline infrastructure began operations in May 2016.  Growth capital spending at our natural gas processing plants in South Louisiana increased $34.6 million period-to-period.

Growth capital spending on our Midland-to-Sealy and Rancho II pipelines increased a net $7.7 million period-to-period.  With completion expected in mid-2018, the Midland-to-Sealy Pipeline will transport crude oil from Midland, Texas to our storage facility in Sealy, Texas.  Volumes arriving in Sealy would then be transported to our ECHO terminal using our Rancho II pipeline.  The Rancho II pipeline, a component of our South Texas Crude Oil Pipeline System, was completed and entered commercial service in September 2015.  Lastly, growth capital spending for the expansion of crude oil terminal assets at our ECHO, Houston Ship Channel and Beaumont Marine West terminals increased a net $24.3 million period-to-period.

Growth capital spending at our EHT and ethane export facilities decreased a combined $170.2 million period-to-period.  We completed two expansion projects during 2015 at our EHT facility that increased our ability to load cargos of fully refrigerated, low-ethane propane to approximately 16.0 MMBbls per month.  Work also continues at our Houston Ship Channel ethane export facility, which we expect to begin operations in the third quarter of 2016.

Investments in unconsolidated affiliates decreased $21.7 million period-to-period primarily due to the completion of expansion projects on our Eagle Ford Crude Oil Pipeline System during 2015.

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

Other Items

Use of Non-GAAP Financial Measures

Total gross operating margin
We evaluate segment performance based on our financial measure of gross operating margin.  Gross operating margin is an important performance measure of the core profitability of our operations and forms the basis of our internal financial reporting.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.

As presented within Part I, Item 2 of this quarterly report, the term "total gross operating margin" represents GAAP operating income exclusive of (i) depreciation, amortization and accretion expenses, (ii) impairment charges, (iii) gains and losses attributable to asset sales, insurance recoveries and related property damage and (iv) general and administrative costs.  Total gross operating margin includes equity in the earnings of unconsolidated affiliates, but is exclusive of other income and expense transactions, income taxes, the cumulative effect of changes in accounting principles and extraordinary charges.  Total gross operating margin is presented on a 100% basis before any allocation of earnings to noncontrolling interests.  The GAAP financial measure most directly comparable to total gross operating margin is operating income.

The following table presents a reconciliation of non-GAAP total gross operating margin to GAAP operating income for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total gross operating margin	$1,254.2	$1,312.3	$2,578.5	$2,636.1
Adjustments to reconcile total gross operating margin to operating income:
Subtract depreciation, amortization and accretion expense amounts not reflected in gross operating margin	(360.3)	(385.6)	(718.5)	(730.9)
Subtract asset impairment charges not reflected in gross operating margin	(13.1)	(79.0)	(14.8)	(112.3)
Subtract net losses attributable to asset sales, insurance recoveries and related property damage not reflected in gross operating margin	(8.8)	(2.5)	(13.7)	(2.4)
Subtract general and administrative costs not reflected in gross operating margin	(35.1)	(44.9)	(79.0)	(94.2)
Operating income	$836.9	$800.3	$1,752.5	$1,696.3

Distributable cash flow
Our management compares the distributable cash flow we generate to the cash distributions we expect to pay our partners.  Using this metric, management computes our distribution coverage ratio.  Distributable cash flow is an important non-GAAP liquidity measure for our limited partners since it serves as an indicator of our success in providing a cash return on investment.  Specifically, this liquidity measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distributions.  Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is, in part, measured by its yield, which is based on the amount of cash distributions a partnership can pay to a unitholder.  The GAAP measure most directly comparable to distributable cash flow is net cash flows provided by operating activities.

The following table presents a reconciliation of non-GAAP distributable cash flow to GAAP net cash flows provided by operating activities for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Distributable cash flow	$1,039.7	$987.5	$2,093.3	$2,017.2
Adjustments to reconcile distributable cash flow to net cash flows provided by operating activities:
Add sustaining capital expenditures reflected in distributable cash flow	58.4	60.8	117.7	111.5
Subtract cash proceeds from asset sales reflected in distributable cash flow	(14.5)	(5.4)	(27.9)	(5.9)
Net effect of changes in operating accounts not reflected in distributable cash flow	(108.2)	(111.7)	(294.6)	(250.7)
Other, net	(29.9)	16.4	(43.3)	29.5
Net cash flows provided by operating activities	$945.5	$947.6	$1,845.2	$1,901.6

Contractual Obligations
Our consolidated principal debt obligations at June 30, 2016 were approximately $23.0 billion compared to $22.74 billion at December 31, 2015. For information regarding the scheduled maturities of such debt, see "Liquidity and Capital Resources – Consolidated Debt" within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding our consolidated debt obligations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

General

In the normal course of our business operations, we are exposed to certain risks, including changes in interest rates and commodity prices.  In order to manage risks associated with assets, liabilities and certain anticipated future transactions, we use derivative instruments such as futures, forward contracts, swaps and other instruments with similar characteristics.  Substantially all of our derivatives are used for non-trading activities.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.  The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2016 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	26.1	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls) (3)	4.3	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.8	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.5	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	4.8	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	9.3	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	55.8	1.0	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	75.8	0.7	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	3.7	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	3.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	8.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	63.6	18.4	Mark-to-market
NGL risk management activities (MMBbls) (5)	1.4	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	28.5	1.3	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2017, June 2017 and March 2019, respectively.
(3) Forecasted sales of NGL volumes under natural gas processing exclude 0.6 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current and long-term volumes include 30.4 Bcf and 2.7 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At June 30, 2016, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪	The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.

▪	The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities. We achieve this objective by executing sales contracts for a portion of our expected equity NGL production using derivative instruments and related contracts. For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for plant thermal reduction, which is hedged using derivative instruments and related contracts.

▪	The objective of our inventory hedging program is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of derivative instruments and related contracts.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	June 30, 2016	July 15, 2016
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$0.1	$(11.3)	$(9.0)
Fair value assuming 10% increase in underlying commodity prices	Liability	(3.7)	(16.7)	(14.1)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	3.9	(5.9)	(3.9)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	June 30, 2016	July 15, 2016
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$69.6	$(193.2)	$(157.7)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	41.7	(250.8)	(213.0)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	97.4	(135.6)	(102.3)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	June 30, 2016	July 15, 2016
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$42.9	$(51.2)	$(31.5)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	25.9	(96.7)	(76.1)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	60.0	(5.7)	13.0

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

Interest rate swaps exchange the stated interest rate paid on a notional amount of existing debt for the fixed or floating interest rate stipulated in the derivative instrument.  The following table summarizes our portfolio of interest rate swaps at June 30, 2016 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.11%	Fair value hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Interest Rate Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	June 30, 2016	July 15, 2016
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(0.5)	$6.5	$4.5
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	(2.6)	5.5	3.4
Fair value assuming 10% decrease in underlying interest rates	Asset	1.7	7.5	5.7

The following table summarizes our portfolio of 30-year forward starting swaps outstanding at June 30, 2016.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Future debt offering	3 forward starting swaps	$175.0	9/2017	1.98%	Cash flow hedge
Future debt offering	4 forward starting swaps	$275.0	5/2018	2.02%	Cash flow hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	June 30, 2016	July 15, 2016
Fair value assuming no change in underlying interest rates	Liability	$--	$(9.4)	$(8.6)
Fair value assuming 10% increase in underlying interest rates	Asset	--	9.6	10.4
Fair value assuming 10% decrease in underlying interest rates	Liability	--	(29.6)	(28.7)

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchase activity during the six months ended June 30, 2016:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
February 2016 (1)	388,396	$22.96	--	--
May 2016 (2)	6,633	$25.79	--	--

(1) Of the 1,167,578 restricted common units that vested in February 2016 and converted to common units, 388,396 units were sold back to us by employees to cover related withholding tax requirements.
(2) Of the 20,850 restricted common units that vested in May 2016 and converted to common units, 6,633 units were sold back to us by employees to cover related withholding tax requirements.

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

10.1***	EPD PubCo Unit III L.P. Agreement of Limited Partnership dated April 6, 2016 (incorporated by reference to Exhibit 99.23 to Schedule 13D/A filed on June 24, 2016).
12.1#	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2016 and each of the years ended December 31, 2015, 2014, 2013, 2012 and 2011.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.'s quarterly report on Form 10-Q for the six months ended June 30, 2016.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.'s quarterly report on Form 10-Q for the six months ended June 30, 2016.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.'s quarterly report on Form 10-Q for the six months ended June 30, 2016.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.'s quarterly report on Form 10-Q for the six months ended June 30, 2016.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.'s quarterly report on Form 10-Q for the six months ended June 30, 2016.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.'s quarterly report on Form 10-Q for the six months ended June 30, 2016.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2016.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ Michael J. Knesek
Name:	Michael J. Knesek
Title:	Senior Vice President, Controller and Principal Accounting Officer of the General Partner