Form 10-K
period 2016-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2017-02-24
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Large accelerated filer ☑ Accelerated filer ☐    Non-accelerated filer   ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of the partnership’s common units held by non-affiliates at June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $41.16 billion based on a closing price on that date of $29.26 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,119,600,196 common units outstanding at January 31, 2017.

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at December 31, 2016.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2016 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

PART I

Item 1 and 2.  Business and Properties.

General

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and export and import terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane); crude oil gathering, transportation, storage, and export and import terminals; petrochemical and refined products transportation, storage, export and import terminals, and related services; and a marine transportation business that operates primarily on the United States (“U.S.”) inland and Intracoastal Waterway systems.  Our assets currently include approximately 49,300 miles of pipelines; 260 MMBbls of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 Bcf of natural gas storage capacity.

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

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  As of February 1, 2017, there were approximately 6,800 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  For additional information regarding the ASA, see “EPCO ASA” under Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

▪
share capital costs and risks through joint ventures or alliances with strategic partners, including those that provide processing, throughput or feedstock volumes for growth capital projects or the purchase of such projects’ end products.

Commercial and Liquidity Outlook for 2017

For information regarding our commercial and liquidity outlook for the year ending December 31, 2017, see “General Outlook for 2017” included under Part II, Item 7 of this annual report.

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2016 was Vitol Holding B.V. and its affiliates (collectively, “Vitol”), which accounted for 9.9% of our consolidated revenues.  Vitol is a global energy and commodity trading company.  See Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our largest non-affiliated customers for the years ended December 31, 2016, 2015 and 2014.

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

On July 24, 2015, we completed the sale of our Gulf of Mexico operations (the “Offshore Business,” which primarily consisted of our Offshore Pipelines & Services segment) to Genesis Energy, L.P.  Our Offshore Business served drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Alabama, Louisiana, Mississippi and Texas.  These operations included approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.  Our consolidated financial statements reflect ownership of the Offshore Business through July 24, 2015.  For additional information regarding sale of the Offshore Business, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Each of our remaining business segments benefits from the supporting role of our related marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the partnership.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

For detailed financial information regarding our business segments, see Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.  Such financial information is incorporated by reference into this Part I, Item 1 and 2 discussion.

Our results of operations and financial condition are subject to certain significant risks.  Factors that can affect the demand for our products and services include domestic and international economic conditions, the market price and demand for energy, the cost to develop natural gas and crude oil reserves in the U.S., federal and state regulation, and the cost and availability of capital to energy companies to invest in upstream exploration and production activities and the credit quality of our customers.  For information regarding such risks, see Part I, Item 1A of this annual report.  In addition, our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters.  For a discussion of the principal effects of such laws and regulations on our business activities, see “Regulatory Matters” within this Part I, Item 1 and 2 discussion.

For management’s discussion and analysis of our results of operations, liquidity and capital resources and capital spending program, see Part II, Item 7 of this annual report.

NGL Pipelines & Services Segment

Our NGL Pipelines & Services business segment includes natural gas processing plants and related NGL marketing activities; approximately 19,670 miles of NGL pipelines; NGL and related product storage facilities; and 15 NGL fractionators.  This segment also includes our LPG and ethane export terminals and related operations.

Natural gas processing plants and related NGL marketing activities
At the core of our natural gas processing business are 25 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  In its raw form, natural gas produced at the wellhead (especially in association with crude oil) contains varying amounts of mixed NGLs.  Natural gas streams containing NGLs are usually not acceptable for transportation in natural gas pipelines or for commercial use as a fuel; therefore, the streams must be transported to a natural gas processing plant to remove the NGLs and impurities.  Once the natural gas is processed and NGLs and impurities are removed, the natural gas meets pipeline and commercial quality specifications.  On an energy-equivalent basis, most NGLs generally have greater economic value as feedstock for petrochemical and motor gasoline production than as components of a natural gas stream.

In our natural gas processing business, our contracts are either fee-based, commodity-based or a combination of the two.  When a cash fee for natural gas processing services is stipulated by a contract, we record revenue when a producer’s natural gas has been processed and redelivered.  In recent years, our portfolio of natural gas processing contracts has become increasingly weighted towards those with fee-based terms as producers seek to maximize the value of their production by retaining all or a portion of the NGLs extracted from their natural gas stream.  As of December 31, 2016, we estimate that the terms of approximately 48.7% of our current portfolio of natural gas processing contracts (based on natural gas inlet volumes) were entirely fee-based, with an additional 20.4% of this portfolio including a combination of fee-based and commodity-based terms.  The terms of the remaining 30.9% of our portfolio of natural gas processing contracts were entirely commodity-based.

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

Our NGL marketing activities utilize a fleet of approximately 990 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers.

Our NGL marketing activities also utilize a fleet of approximately 160 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport LPG for us and on behalf of third parties.

The following table presents selected information regarding our natural gas processing facilities at February 1, 2017:

			Net Gas	Total Gas
		Our	Processing	Processing
		Ownership	Capacity	Capacity
Description of Asset	Location(s)	Interest	(Bcf/d) (1)	(Bcf/d)
Natural gas processing facilities:
Meeker	Colorado	100.0%	1.80	1.80
Pioneer (two facilities)	Wyoming	100.0%	1.35	1.35
Yoakum	Texas	100.0%	1.05	1.05
Pascagoula	Mississippi	100.0% (2)	1.00	1.00
Chaco	New Mexico	100.0%	0.60	0.60
North Terrebonne	Louisiana	69.1% (3)	0.66	0.95
Neptune	Louisiana	66.0% (3)	0.43	0.65
Sea Robin	Louisiana	53.8% (3)	0.35	0.65
Thompsonville	Texas	100.0%	0.33	0.33
Shoup	Texas	100.0%	0.28	0.28
Gilmore	Texas	100.0%	0.25	0.25
Armstrong	Texas	100.0%	0.25	0.25
Toca	Louisiana	71.9% (3)	0.22	0.30
South Eddy	New Mexico	100.0%	0.20	0.20
San Martin	Texas	100.0%	0.20	0.20
Delmita	Texas	100.0%	0.15	0.15
Carlsbad	New Mexico	100.0%	0.13	0.13
Sonora	Texas	100.0%	0.12	0.12
Shilling	Texas	100.0%	0.11	0.11
Venice	Louisiana	13.1% (4)	0.10	0.75
Indian Springs	Texas	75.0% (3)	0.09	0.12
Burns Point	Louisiana	50.0% (3)	0.08	0.16
Waha	Texas	50.0% (5)	0.08	0.15
Chaparral	New Mexico	100.0%	0.04	0.04
Total			9.87	11.59

(1) The approximate net gas processing capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2) In March 2016, we acquired the remaining 60% undivided ownership interest in this facility and assumed operatorship.
(3) We proportionately consolidate our undivided interest in these operating assets.
(4) Our ownership in the Venice plant is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C.
(5) Our ownership in the Waha plant is held indirectly through our equity method investment in Delaware Basin Gas Processing LLC.

We operate all of our natural gas processing facilities except for the Venice plant.  On a weighted-average basis, utilization rates for our natural gas processing plants were 50.8%, 56.7% and 59.1% during the years ended December 31, 2016, 2015 and 2014, respectively.

An area of focus for us has been the development of midstream infrastructure serving producers in the Delaware Basin, which is part of the overall Permian Basin, in West Texas and southeast New Mexico.  During 2016, we completed and placed into service two natural gas processing facilities (South Eddy and Waha) and announced plans for construction of a third facility (Orla).  The following information describes these new facilities:

South Eddy natural gas processing plant
In May 2016, we announced that construction of our cryogenic natural gas processing plant located in Eddy County, New Mexico (the “South Eddy” plant) had been completed and the facility placed into commercial service.  The South Eddy plant has a natural gas processing capacity of 200 MMcf/d and is capable of extracting up to 25 MBPD of NGLs.  We also completed construction of approximately 90 miles of natural gas gathering pipelines that supply the South Eddy plant and a 71-mile extension of our Mid-America Pipeline System that provides South Eddy customers with NGL takeaway capacity.  Residue gas from the South Eddy plant is handled by interconnections with third party pipelines.

Waha natural gas processing plant
In August 2016, we announced that construction of our joint venture-owned Delaware Basin cryogenic natural gas processing plant (referred to as the “Waha” plant) had been completed and placed into service.  The new plant is located in Reeves County, Texas.  The Waha plant has a natural gas processing capacity of 150 MMcf/d and is capable of extracting in excess of 22 MBPD of NGLs.  We own a 50% equity interest in the joint venture that owns the Waha plant, which we operate.

We also completed construction of and own an 82-mile pipeline that connects the Waha plant to our Chaparral NGL Pipeline System.  Our Texas Intrastate System provides transportation services for residue gas processed at the Waha plant.

Orla natural gas processing plant
In June 2016, we announced plans to build an additional cryogenic natural gas processing plant and associated pipeline infrastructure in the Delaware Basin.  The new processing plant will be located near Orla, Texas in Reeves County and have a natural gas processing capacity of 300 MMcf/d and the capability to extract more than 40 MBPD of NGLs.  In addition, the project includes construction of natural gas gathering lines that will supply the plant, a pipeline that will deliver residue gas to markets at the Waha hub, and an extension of our Mid-America Pipeline System that will provide Orla customers with NGL takeaway capacity.  The facility and related pipeline infrastructure, all of which we will own and operate, are expected to begin service in the second quarter of 2018.

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

The results of operations from our NGL pipelines are primarily dependent upon the volume of NGLs transported and the associated fees we charge for such transportation services.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”), or contractual arrangements.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain NGL pipeline transportation agreements (e.g., those associated with committed shippers on our Texas Express Pipeline, Front Range Pipeline, ATEX and Aegis Ethane Pipeline), customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper “make-up rights”).  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

Excluding inventories owned in connection with our marketing activities, we typically do not take title to the products transported by our NGL pipelines; rather, the shipper retains title and the associated commodity price risk.

The following table presents selected information regarding our NGL pipelines at February 1, 2017:

		Our
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
NGL pipelines:
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	8,132
South Texas NGL Pipeline System	Texas	100.0%	1,917
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,306
Seminole Pipeline (1)	Texas	100.0%	1,248
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,192
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,085
Louisiana Pipeline System (1)	Louisiana	100.0%	956
Texas Express Pipeline (1)	Texas	35.0% (2)	594
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (3)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (4)	441
Promix NGL Gathering System	Louisiana	50.0% (5)	358
Houston Ship Channel Pipeline System	Texas	100.0%	288
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	280
Rio Grande Pipeline (1)	Texas	70.0% (6)	249
Panola Pipeline (1)	Texas	55.0% (7)	249
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (8)	167
Texas Express Gathering System	Texas	45.0% (9)	116
Others (six systems) (10)	Various	Various (11)	312
Total			19,668

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
(7)   We own a 55% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC.
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

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 2,965 MBPD, 2,700 MBPD and 2,634 MBPD during the years ended December 31, 2016, 2015 and 2014, respectively.

The following information describes each of our principal NGL pipelines.  We operate our NGL pipelines with the exception of the Skelly-Belvieu Pipeline and Texas Express Gathering System.

▪
The Mid-America Pipeline System is an NGL pipeline system consisting of four primary segments:  the 3,145-mile Rocky Mountain pipeline, the 2,138-mile Conway North pipeline, the 632-mile Ethane-Propane Mix pipeline and the 2,217-mile Conway South pipeline.  The Mid-America Pipeline System is present in 13 states: Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas, Utah, Wisconsin and Wyoming.  The Rocky Mountain pipeline transports mixed NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to the Hobbs NGL hub located on the Texas-New Mexico border.  The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest.  NGL hubs such as those at Hobbs and Conway provide buyers and sellers a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines.  The Ethane-Propane Mix segment transports ethane/propane mix primarily to petrochemical plants in Iowa and Illinois from the NGL hub at Conway.  The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole Pipeline and Hobbs NGL fractionation and storage facility.  The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals that we own and operate.

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

▪
The ATEX, or Appalachia-to-Texas Express, pipeline primarily transports ethane in southbound service from four NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu storage complex.  The ethane extracted by these fractionation facilities originates from the Marcellus and Utica Shale production areas.  ATEX operates in nine states:  Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.

▪
The Chaparral NGL System transports mixed NGLs from natural gas processing plants in West Texas and New Mexico to Mont Belvieu, Texas.  This system consists of the 906-mile Chaparral pipeline and the 179-mile Quanah pipeline.  Interstate and intrastate transportation services provided by the Chaparral pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

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

▪
The Skelly-Belvieu Pipeline transports mixed NGLs from Skellytown, Texas to Mont Belvieu, Texas.  The Skelly-Belvieu Pipeline receives NGLs through pipeline interconnects with our Mid-America Pipeline System in Skellytown.

▪
The Front Range Pipeline transports mixed NGLs from natural gas processing plants located in the Denver-Julesburg Basin in Colorado to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System and other third party facilities at Skellytown, Texas.

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

▪
The Aegis Ethane Pipeline (“Aegis”) was completed in December 2015 and delivers purity ethane to petrochemical facilities along the southeast Texas and Louisiana Gulf Coast.  Aegis, when combined with a portion of our South Texas NGL Pipeline System, creates an ethane header system stretching approximately 500 miles between Corpus Christi, Texas and the Mississippi River in Louisiana. Aegis is supported by customer commitments that increase to in excess of 360 MBPD over the next two years.

▪	The Rio Grande Pipeline transports mixed NGLs from near Odessa, Texas to a pipeline interconnect at the Mexican border south of El Paso, Texas.

▪
The Panola Pipeline transports mixed NGLs from points near Carthage, Texas to Mont Belvieu and supports the Haynesville and Cotton Valley oil and gas production areas.  In January 2015, we announced an expansion project involving the Panola Pipeline consisting of the installation of 60 miles of new pipeline, as well as pumps and other related equipment designed to increase the system’s throughput capacity by 50 MBPD to approximately 100 MBPD.  The incremental capacity was placed into service in the second quarter of 2016.

▪	The Lou-Tex NGL Pipeline system transports mixed NGLs, purity NGL products and refinery grade propylene (“RGP”) between the Louisiana and Texas markets.

▪	The Tri-States NGL Pipeline transports mixed NGLs from Mobile Bay, Alabama to points near Kenner, Louisiana.

▪
The Texas Express Gathering System is comprised of two gathering systems that deliver mixed NGLs to the Texas Express Pipeline.  The Elk City gathering system is comprised of 55 miles of pipeline and gathers mixed NGLs from natural gas processing plants in the Anadarko/Granite Wash production area located in the Texas Panhandle.  The North Texas gathering system comprises 61 miles of pipeline and gathers mixed NGLs from natural gas processing plants in the Barnett Shale production area in North Texas.

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

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2017:

		Our	Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Mont Belvieu	Texas	Various (2)	572	670
Shoup and Armstrong	Texas	100.0%	93	93
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (3)	73	145
Baton Rouge	Louisiana	32.2% (4)	19	60
Tebone	Louisiana	69.1% (5)	21	30
Total			928	1,148

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
(4)   Our ownership interest in the Baton Rouge fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC (“BRF”).
(5)   We proportionately consolidate our undivided 69.1% interest in the Tebone fractionator.

On a weighted-average basis, overall utilization rates for our NGL fractionators were 90.2%, 90.1% and 89.4% during the years ended December 31, 2016, 2015 and 2014, respectively.  We operate all of our NGL fractionators.  The following information describes each of our principal NGL fractionators:

▪
Our Mont Belvieu NGL fractionation complex is located at Mont Belvieu, Texas, which is a key hub of the global NGL industry.  Our Mont Belvieu NGL fractionation assets process mixed NGLs from several major NGL supply basins in North America, including the Eagle Ford Shale, Rocky Mountains, Mid-Continent, Permian Basin and San Juan Basin.  Our Mont Belvieu NGL fractionation complex features connectivity to our network of NGL supply and distribution pipelines, approximately 130 MMBbls of salt dome storage capacity, and access to international markets through our existing LPG export facility and ethane export facility.

▪
Our Shoup and Armstrong NGL fractionators process mixed NGLs supplied by our South Texas natural gas processing plants.  Purity NGL products from the Shoup and Armstrong fractionators are transported to local markets in the Corpus Christi area and also to Mont Belvieu, Texas using our South Texas NGL Pipeline System.

▪
Our Hobbs NGL fractionator serves NGL producers in West Texas, New Mexico and Colorado.  The Hobbs fractionator receives mixed NGLs from several major supply basins, including the Mid-Continent, Permian Basin, San Juan Basin and Rocky Mountains.  The facility is located at the interconnect of our Mid-America Pipeline System and Seminole Pipeline, thus providing us the operating flexibility to supply both the nation’s largest NGL hub at Mont Belvieu as well as access to the second-largest NGL hub at Conway, Kansas.

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

▪	The Baton Rouge NGL fractionator receives mixed NGLs from natural gas processing plants located in Alabama, Mississippi and southern Louisiana. This facility includes a leased NGL storage cavern.

▪	The Tebone NGL fractionator receives mixed NGLs from our North Terrebonne natural gas processing plant located in southern Louisiana.

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

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2017:

Net Usable
Storage
Capacity
Storage Capacity by State	(MMBbls)
Texas	145.2
Louisiana	15.4
Kansas	5.8
Mississippi	5.1
Others (1)	6.8
Total (2)	178.3

(1)   Includes storage capacity at facilities in Alabama, Arizona, Georgia, Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, New York, North Carolina, Ohio, Pennsylvania, South Carolina and Wisconsin.
(2)   Our aggregate net usable storage capacity includes 15.2 MMBbls held under long-term operating leases at facilities located in Indiana, Kansas, Louisiana and Texas.  Approximately 2.2 MMBbls of our net usable storage capacity in Louisiana is held indirectly through our equity method investment in Promix.  The remainder of our NGL underground storage caverns and above ground storage tanks are wholly owned.

We operate these facilities, with the exception of certain Louisiana storage locations, the leased Markham facility in Texas and another leased facility in Kansas.  Our largest underground storage facility is located in Mont Belvieu, Texas.  This facility consists of 37 underground storage caverns used to store and redeliver mixed NGLs and NGL purity, petrochemical and related products for industrial customers located along the upper Texas Gulf Coast.  This facility has an aggregate usable storage capacity of approximately 130 MMBbls, a brine system with approximately 21 MMBbls of above-ground brine storage pit capacity and four wells available for brine production.

LPG and ethane export terminals and related operations
We own and operate LPG and ethane export terminals and an NGL import facility, all of which are located on the Houston Ship Channel. The results of operations of these facilities are primarily dependent upon the volume handled and the associated fees we charge for such services.  Revenue from terminaling activities is recorded in the period services are provided.  Customers, which include our NGL marketing business, are typically billed a fee per unit of volume loaded or unloaded.

Enterprise Hydrocarbons Terminal
We own and operate a marine terminal complex, the Enterprise Hydrocarbons Terminal (or “EHT”), located on the Houston Ship Channel that provides terminaling services to major integrated oil companies, exporters, marketers, distributors and chemical companies.  EHT has extensive waterfront access, consisting of six deep-water ship docks and two barge docks.  The terminal can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.  We believe that our location on the Houston Ship Channel to the east of the Beltway 8 bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 bridge because our waterfront has fewer draft and beam (width) restrictions.  The size and structure of our waterfront at the Houston facility allows us not only to receive and unload products for our customers, but also to provide third party docking services for which we receive throughput fees.

EHT’s facilities include those that can load cargoes of fully refrigerated, low-ethane propane and/or butane (collectively referred to as “LPGs”) onto multiple tanker vessels simultaneously.  In December 2015, we completed a new refrigeration train that increased EHT’s loading rate for LPG (nameplate capacity) from 16,500 barrels per hour to approximately 27,500 barrels per hour.  Completion of this expansion project increased overall loading capabilities at EHT from 9.0 MMBbls per month to approximately 16.0 MMBbls per month.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays such as the Eagle Ford Shale and international demand for propane as a feedstock in ethylene plant operations and for power generation and heating purposes.  On average, LPG loading volumes at EHT were 420 MBPD, 299 MBPD and 248 MBPD during the years ended December 31, 2016, 2015 and 2014, respectively.

The primary customer of EHT is our NGL marketing group, which uses EHT to assist export customers in meeting their volume requirements. NGL marketing transacts with these customers using long-term sales contracts with take-or-pay provisions and/or exchange agreements.  In recent years, the U.S. has become the largest exporter of LPG in the world, with shipments originating from EHT playing a key role.  Of the LPG cargoes we loaded for export at EHT during the year ended December 31, 2016, the destination markets were as follows: 50% to Asia; 23% to North America and the Caribbean; 14% to Europe and Africa; and 13% to Central and South America.  Based on available information, our LPG sales to export customers represented the following percentage of each destination market’s approximate total supply: 58% for North America and the Caribbean; 27% for Central and South America; 14% for Asia; and 9% for Europe and Africa.

We also own and operate an NGL import facility at EHT.  This facility can offload NGLs from tanker vessels at rates up to 14,000 barrels per hour depending on the product.  Our NGL import volumes for the last three years were minimal.

EHT also provides terminaling services involving crude oil, petrochemicals and refined products.  EHT’s assets and activities involving crude oil terminaling and storage are classified and presented as a component of our Crude Oil Pipelines & Services business segment.  EHT’s activities involving petrochemical and refined products customers are classified and described within our Petrochemical & Refined Products Services business segment.

Morgan’s Point Ethane Export Terminal
In September 2016, we placed our ethane export terminal located at Morgan’s Point on the Houston Ship Channel (the “Morgan’s Point Ethane Export Terminal”) into commercial service.  The Morgan’s Point Ethane Export Terminal, which is the largest of its kind in the world, has an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour of fully refrigerated ethane.  Supply for the Morgan’s Point Ethane Export Terminal is sourced from our Mont Belvieu NGL fractionation and storage complex and transported through a new 18-mile, 24-inch diameter pipeline that we completed in February 2016.  The new terminal is supported by customer volume commitments that increase to over 180 MBPD within the next three years (depending on customer elections).

The Morgan’s Point Ethane Export Terminal supports growing international demand for abundant U.S. ethane from shale plays, which offers the global petrochemical industry a low-cost feedstock option and supply diversification. We estimate that U.S. ethane production capacity currently exceeds U.S. demand by 500 to 600 MBPD and could exceed demand by up to 375 MBPD in 2020, after considering the estimated incremental demand from new third party ethylene facilities that have been announced for the Gulf Coast.  By providing producers with access to the export market, the Morgan’s Point Ethane Export Terminal supports continued development of U.S. energy reserves.

Crude Oil Pipelines & Services Segment

Our Crude Oil Pipelines & Services business segment includes approximately 5,400 miles of crude oil pipelines and related operations, crude oil storage and marine terminals and our crude oil marketing activities.

Crude oil pipelines and related operations
Our crude oil pipelines and related operations include crude oil gathering and transportation pipelines in Texas, Oklahoma and New Mexico.  This business includes the condensate gathering operations owned by EFS Midstream LLC (“EFS Midstream”), which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company (“PXD”) and Reliance Industries Limited (“Reliance”).

The results of operations from providing crude oil transportation services is primarily dependent upon the volume handled and the level of fees charged (typically on a per barrel basis). Fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Typically, revenue associated with these arrangements is recognized when volumes have been transported and delivered; however, under certain of our transportation agreements (e.g., certain shippers on Seaway), customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue attributable to shipper make-up rights is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

The EFS Midstream System provides condensate gathering, processing and stabilization services as well as gathering, treating and compression services for the associated natural gas volumes.  In connection with this acquisition, we entered into or amended multiple revenue generating agreements with PXD and Reliance having 20-year primary terms.  We also entered into similar agreements with other producers connected to the EFS Midstream System.  In general, revenues under these agreements are recognized based upon the higher of actual volumes handled or minimum volume commitments multiplied by predominantly fixed fees charged for the underlying services.  With respect to those agreements having minimum volume commitments, the producer pays a deficiency fee when its volumes do not meet contractually defined minimum volume thresholds (there are no make-up rights in connection with these agreements).  Under certain of the contracts, if actual volumes handled during a period exceed the respective minimum volume commitment, the excess volume serves to reduce future minimum volume commitments (for periods up to two years in the future), thus reducing any potential deficiency fees that the producer might pay in the future.

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2017:

		Our	Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Crude oil pipelines:
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (2)	1,273
Red River System (1)	Texas, Oklahoma	100.0%	1,148
West Texas System (1)	Texas, New Mexico	100.0%	905
South Texas Crude Oil Pipeline System (1)	Texas	100.0%	709
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (3)	530
EFS Midstream System	Texas	100.0%	461
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (4)	376
Total			5,402

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

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 1,388 MBPD, 1,474 MBPD and 1,278 MBPD during the years ended December 31, 2016, 2015 and 2014, respectively.

As noted previously, certain of our crude oil pipelines are subject to regulation.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information.

The following information describes each of our principal crude oil pipelines, all of which we operate with the exception of the Basin Pipeline and Eagle Ford Crude Oil Pipeline System.

▪
The Seaway Pipeline connects the Cushing, Oklahoma crude oil hub with markets in southeast Texas.  The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System.  The Cushing hub is a major industry trading hub and price settlement point for West Texas Intermediate (“WTI”) crude oil on the New York Mercantile Exchange (“NYMEX”).

The Longhaul System consists of two 500-mile, 30-inch diameter pipelines that provide north-to-south transportation of crude oil from the Cushing hub to Seaway’s Jones Creek terminal located near Freeport, Texas and a terminal that we own located near Katy, Texas.  The second of these two pipelines, which was placed into commercial service in December 2014, is referred to as the “Seaway Loop.”  The aggregate transportation capacity of the Longhaul System is approximately 850 MBPD, depending on the type and mix of crude oil being transported and other variables.

The Freeport System consists of a marine import and export dock, three pipelines and other related facilities that transport crude oil to and from Freeport, Texas and the Jones Creek terminal.  The Texas City System consists of a marine import and export dock, storage tanks, various pipelines and related facilities that transport crude oil to  refineries in the Texas City, Texas area and to and from terminals in the Galena Park, Texas area, our Enterprise Crude Houston (“ECHO”) terminal and locations along the Houston Ship Channel.  The Texas City System also receives production from certain offshore Gulf of Mexico developments.  The intrastate transportation capacity of the Freeport System and Texas City System is approximately 220 MBPD and 800 MBPD, respectively.

In total, the Seaway Pipeline includes 19 storage tanks located along the Texas Gulf Coast having a combined 8.8 MMBbls of crude oil storage tank capacity (4.4 MMBbls net to our ownership interest).  This includes two storage tanks owned by Seaway that are located at our ECHO terminal and one tank that Seaway leases from a third party.

The interstate tariffs charged by Seaway to its committed and uncommitted shippers were the subject of a rate proceeding at the FERC that concluded in 2016.  For information regarding this proceeding, see “Regulatory Matters – FERC Regulation – Liquids Pipelines,” within this Part I, Item 1 and 2 discussion.

▪
The Red River System gathers and transports crude oil from North Texas and southern Oklahoma for delivery to local refineries and pipeline interconnects for further transportation to the Cushing hub.  The Red River System includes 1.1 MMBbls of crude oil storage capacity.

▪
The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility in Midland, Texas.  The West Texas System includes 0.6 MMBbls of crude oil storage capacity.

▪
The South Texas Crude Oil Pipeline System transports crude oil and condensate originating in South Texas to refineries in the Greater Houston area.  The system includes 3.3 MMBbls of crude oil storage capacity. The South Texas Crude Oil Pipeline System also includes our Rancho II pipeline, which extends 89-miles from Sealy, Texas to our ECHO terminal.

▪
The Basin Pipeline transports crude oil from the Permian Basin in West Texas and southern New Mexico to the Cushing hub.  The Basin Pipeline includes approximately 6 MMBbls of crude oil storage capacity (0.8 MMBbls net to our ownership interest).

▪
The EFS Midstream System serves producers in the Eagle Ford Shale, providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The EFS Midstream System includes 461 miles of gathering pipelines, 11 central gathering plants having a combined condensate storage capacity of 0.3 MMBbls, 171 MBPD of condensate stabilization capacity and 1.0 Bcf/d of associated natural gas treating capacity.

We acquired EFS Midstream, which owns the EFS Midstream System, in July 2015 for approximately $2.1 billion, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing in July 2015.  The second and final installment of $1.0 billion was paid in July 2016.  Our primary purpose in acquiring the EFS Midstream System was to secure the underlying production, particularly condensate, for our midstream asset network.  Under terms of the associated agreements, PXD and Reliance have dedicated certain of their Eagle Ford Shale acreage to us under 20-year, fixed-fee gathering agreements that include minimum volume requirements for the first seven years.  PXD and Reliance have also entered into related 20-year fee-based agreements with us for natural gas transportation and processing, NGL transportation and fractionation, and for condensate and crude oil transportation services.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for PXD and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.  As of December 31, 2016, we have spent approximately $133 million of the $270 million commitment.

For additional information regarding our acquisition of EFS Midstream, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

▪
The Eagle Ford Crude Oil Pipeline System transports crude oil and condensate for producers in South Texas.  The system, which is effectively looped and has a capacity to transport over 600 MBPD of light and medium grades of crude oil, consists of 376 miles of crude oil and condensate pipelines originating in Gardendale, Texas and extending to Corpus Christi, Texas.  The system also interconnects with our South Texas Crude Oil Pipeline System in Wilson County, Texas.  The Eagle Ford Crude Oil Pipeline System includes an aggregate 4.5 MMBbls of storage capacity across its system (2.2 MMBbls net to our ownership interest) and a marine barge terminal in Corpus Christi.

In addition, we are joint owners of a new deep-water marine crude oil terminal that is being constructed in Corpus Christi that is designed to handle a variety of ocean-going vessels.  The new terminal is expected to be placed into service in 2018.

Midland-to-ECHO Pipeline System
In April 2015, we announced the execution of long-term agreements that support development of a new 24-inch diameter pipeline (the “Midland-to-Sealy” segment of our Midland-to-ECHO Pipeline System) that would transport increasing volumes of crude oil and condensate from the Permian Basin to markets in southeast Texas.  The new pipeline will originate at our Midland, Texas crude oil terminal and extend 416 miles to our Sealy, Texas storage facility. Volumes arriving at Sealy would then be transported to our ECHO terminal using our Rancho II pipeline.  Using the ECHO terminal, shippers will have access to every refinery in Houston, Texas City, Beaumont and Port Arthur, as well as our dock facilities. The Midland-to-ECHO Pipeline System is expected to have a transportation capacity of up to 450 MBPD, with full capacity available during the first quarter of 2018.  We expect to place the pipeline into commercial service during the fourth quarter of 2017 at initial rates up to 300 MBPD.

Crude oil storage and marine terminals
We own terminals located in Houston, Midland and Beaumont, Texas and Cushing, Oklahoma that are used to store crude oil for us and our customers.  Our crude oil terminals, in conjunction with other aspects of our midstream network, provide Gulf Coast refiners with an integrated system featuring supply diversification, significant storage capabilities and a high capacity pipeline distribution system that is connected to customers having an aggregate refining capacity of approximately 3.9 MMBPD.

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

The following table presents selected information regarding our crude oil terminals at February 1, 2017:

		Our	Storage
		Ownership	Capacity
Description of Asset	Location(s)	Interest	(MMBbls)
Crude oil terminals:
EHT crude oil storage complex	Texas	100.0%	20.9
ECHO terminal	Texas	100.0%	6.4
Beaumont Marine West Crude Oil Terminal	Texas	100.0%	4.1
Cushing terminal	Oklahoma	100.0%	3.5
Midland terminal	Texas	100.0%	2.7
Morgan’s Point terminal	Texas	100.0%	0.3
Total			37.9

The following information describes each of our principal crude oil storage and marine terminals, all of which we operate.

▪
As discussed previously, we own and operate EHT, a marine terminal complex, located on the Houston Ship Channel that provides terminaling services to major integrated oil companies, exporters, marketers, distributors and chemical companies.  The EHT crude oil storage complex is one of the largest such facilities on the Gulf Coast with 20.9 MMBbls of aggregate crude oil storage capacity through the use of 74 above-ground storage tanks.  We placed 1.9 MMBbls of crude oil storage capacity into service during 2016 and expect to place an additional 1.6 MMBbls of storage capacity into service in 2017.

▪
The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston, Texas City and Beaumont/Port Arthur areas.  The ECHO terminal also has connections to marine terminals, including our EHT crude oil terminal, that provide access to any refinery on the U.S. Gulf Coast.  Excluding two tanks aggregating 1.0 MMBbls of storage capacity owned by Seaway, the ECHO terminal has 6.4 MMBbls of aggregate storage capacity through the use of 15 above-ground storage tanks.

▪
The Beaumont Marine West Crude Oil Terminal is a marine terminal complex located on the Neches River near Beaumont, Texas.  This complex has an aggregate crude oil storage capacity of 4.1 MMBbls through the use of 12 above-ground storage tanks.  All of this storage capacity was completed and placed into service in 2016.

▪
The Cushing terminal provides crude oil storage, pumpover and trade documentation services.  Our terminal in Cushing, Oklahoma has an aggregate storage capacity of 3.5 MMBbls through the use of 20 above-ground storage tanks.

▪
The Midland terminal provides crude oil storage, pumpover and trade documentation services.  The Midland, Texas terminal has an aggregate storage capacity of 2.7 MMBbls through the use of 14 above-ground storage tanks.

Certain of our crude oil terminals include waterfront access that allows us to load and unload crude oil from ships and barges.   As noted previously, EHT has extensive waterfront access, consisting of six deep-water ship docks and two barge docks.  EHT can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.  In addition, our Beaumont Marine West Crude Oil Terminal includes two deep-water docks and a finger pier that are configured to load and unload crude oil and related products.  Also, the Freeport and Texas City Systems, both of which are components of the Seaway Pipeline, include marine docks used to load and unload crude oil.

The results of operations of these marine facilities are primarily dependent upon the volume handled and the associated fees we charge for such services.  Revenue from such operations is recorded in the period services are provided.  Customers, which include our crude oil marketing business, are typically billed a fee per unit of volume loaded or unloaded.

Since the 1970s, U.S. federal law generally prohibited the export of crude oil, except for crude oil sales to Canada and processed condensate (a type of ultralight crude oil that has been processed through a distillation facility).  This prohibition was lifted in December 2015.  We believe that lifting of the crude oil export ban supports domestic production efforts and creates additional business opportunities for us through the provision of export-related services.  In 2016, we loaded 34.1 MMBbls of crude oil at our dock facilities for export customers.  Prior to lifting the crude oil export ban, the U.S. Department of Commerce allowed us to begin selling processed condensate to international customers at our dock facilities for export.  We loaded 17.1 MMBbls, 15.9 MMBbls and 3.7 MMBbls of processed condensate for export in 2016, 2015 and 2014, respectively.

Crude oil marketing activities
Our crude oil marketing activities generate revenues from the sale and delivery of crude oil purchased either directly from producers or from others on the open market.  The results of operations from our crude oil marketing activities are primarily dependent upon the difference, or spread, between crude oil sales prices and the associated purchase and other costs, including those costs attributable to the use of our pipeline, storage and other midstream assets by the crude oil marketing group.  In general, sales prices referenced in the underlying contracts are market-based and include pricing differentials for factors such as delivery location or crude oil quality.  We also use derivative instruments to mitigate our exposure to commodity price risks associated with our crude oil marketing activities.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 440 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport crude oil.

Natural Gas Pipelines & Services Segment

Our Natural Gas Pipelines & Services business segment includes 19,120 miles of natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  We lease underground salt dome natural gas storage facilities located in Texas and Louisiana and own an underground salt dome storage cavern in Texas, all of which are important to our natural gas pipeline operations.  This segment also includes our related natural gas marketing activities.

Natural gas pipelines and related storage assets
Our natural gas pipeline systems gather and transport natural gas from producing regions such as the Eagle Ford Shale, Haynesville Shale, Barnett Shale, Permian, Piceance, San Juan and Greater Green River supply basins.  In addition, certain of these pipeline systems receive natural gas production from Gulf of Mexico developments through coastal pipeline interconnects with offshore pipelines.  Our natural gas pipelines receive natural gas from producers, other pipelines or shippers at the wellhead or through system interconnects and redeliver the natural gas to processing facilities, electric generation plants, local gas distribution companies, industrial or municipal customers, storage facilities or other onshore pipelines.

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

The following table presents selected information regarding our natural gas pipelines and related storage assets at February 1, 2017:

				Approximate Net Capacity
		Our			Usable
		Ownership	Length	Pipelines	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(Bcf)
Natural gas pipelines and storage:
Texas Intrastate System (1)	Texas	Various (2)	7,391	6,295	12.9
Acadian Gas System (1)	Louisiana	100.0% (3)	1,326	3,100	1.3
Jonah Gathering System	Wyoming	100.0%	760	2,360	--
Piceance Basin Gathering System	Colorado	100.0%	190	1,800	--
San Juan Gathering System	New Mexico, Colorado	100.0%	6,118	1,750	--
White River Hub (4)	Colorado	50.0% (5)	10	1,500	--
Haynesville Gathering System	Louisiana, Texas	100.0%	359	1,300	--
Permian Basin Gathering System	Texas, New Mexico	100.0%	1,551	505	--
Fairplay Gathering System (1)	Texas	100.0% (6)	273	285	--
Indian Springs Gathering System (1)	Texas	80.0% (7)	172	160	--
Delmita Gathering System	Texas	100.0%	206	145	--
South Texas Gathering System	Texas	100.0%	518	143	--
Big Thicket Gathering System	Texas	100.0%	246	60	--
Total			19,120		14.2

(1)   Transportation services provided by these systems, in whole or part, are regulated by governmental agencies.
(2)   Of the 7,391 miles comprising the Texas Intrastate System, we lease 240 miles from a third party.  We proportionately consolidate our undivided interests, which range from 22% to 80%, in 1,471 miles of pipeline.  Our Wilson natural gas storage facility consists of five underground salt dome natural gas storage caverns with 12.9 Bcf of usable storage capacity, four of which (comprising 6.9 Bcf of usable capacity) are held under an operating lease that expires in January 2028.  The remainder of our Texas Intrastate System is wholly owned.
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

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 57.4%, 59.3% and 60.5% during the years ended December 31, 2016, 2015 and 2014, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

The following information describes each of our principal natural gas pipelines.  With the exception of the White River Hub and certain segments of the Texas Intrastate System, we operate our natural gas pipelines and storage facilities.

▪
The Texas Intrastate System is comprised of the 6,761-mile Enterprise Texas pipeline system and the 630-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas such as the Permian Basin and Eagle Ford and Barnett Shales for redelivery to local gas distribution companies and electric generation, industrial and municipal consumers as well as to connections with other intrastate and interstate pipelines.  The Texas Intrastate System serves various commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.  The Wilson natural gas storage facility, which is an important part of the Texas Intrastate System, is comprised of a network of leased underground salt dome storage caverns located in Wharton County, Texas.

▪
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 589-mile Cypress pipeline, 437-mile Acadian pipeline, 274-mile Haynesville Extension pipeline and 26-mile Enterprise Pelican pipeline.  The Acadian Gas System includes a leased underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric generation plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.

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

▪
The White River Hub is a natural gas hub facility serving producers in the Piceance Basin of northwest Colorado.  The facility enables producers to access six interstate natural gas pipelines and has a gross throughput capacity of 3 Bcf/d of natural gas (1.5 Bcf/d net to our interest).

▪
The Haynesville Gathering System consists of the 216-mile State Line gathering system, the 73-mile Southeast Mansfield gathering system, the 70-mile Southeast Stanley gathering system and three natural gas treating plants.  The Haynesville Gathering System gathers natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Haynesville Extension pipeline) markets served by our Acadian Gas System.

▪
The Permian Basin Gathering System is comprised of the 971-mile Carlsbad pipeline system and 580-mile Waha pipeline system. The Permian Basin Gathering System gathers natural gas from the Permian Basin region of Texas and New Mexico for delivery to natural gas processing plants, including our Chaparral, Carlsbad, South Eddy and Waha plants, and delivers processed natural gas into the El Paso Natural Gas and Transwestern pipelines and our Texas Intrastate System.

▪	The Fairplay Gathering System gathers natural gas produced from the Cotton Valley formation within Panola and Rusk Counties in East Texas for delivery to regional markets.

In addition to our natural gas pipelines, we own and operate a natural gas treating facility (the “Central Treating Facility”) located in Rio Blanco County, Colorado.  This facility can treat up to 200 MMcf/d of natural gas and serves Exxon Mobil Corporation’s (“ExxonMobil”) producing properties in the Piceance Basin.  Natural gas delivered to the Central Treating Facility by ExxonMobil is treated to remove impurities and transported to our Meeker gas plant for further processing.

Certain of our natural gas pipelines are subject to regulation.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of natural gas pipelines, including tariffs charged for transportation services.

Natural gas marketing activities
Our natural gas marketing activities generate revenues from the sale and delivery to local gas distribution companies, electric generation plants and other customers of natural gas purchased from producers, regional natural gas processing plants and the open market.  The results of operations from our natural gas marketing activities are primarily dependent upon the difference, or spread, between natural gas sales prices and the associated purchase  and other costs, including those costs attributable to the use of our other assets.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing differentials for factors such as delivery location.

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

Petrochemical & Refined Products Services Segment

Our Petrochemical & Refined Products Services business segment includes (i) propylene fractionation and related operations, including 686 miles of pipeline; (ii) a butane isomerization complex, associated deisobutanizer units and related pipeline assets; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,250 miles, terminals and related marketing activities; and (v) marine transportation.

Propylene fractionation and related operations
Our propylene fractionation and related operations consist of seven propylene fractionation plants, including pipeline systems aggregating 686 miles, and related petrochemical marketing activities.  We operate all of our propylene fractionation and related assets except for the Lake Charles PGP Pipeline in Louisiana.

In general, propylene fractionation plants separate refinery grade propylene (“RGP”), which is a mixture of propane and propylene, into either polymer grade propylene (“PGP”) or chemical grade propylene (“CGP”) along with by-products of propane and mixed butane.  PGP and CGP can also be produced as a by-product of ethylene production.  The demand for PGP primarily relates to the manufacture of polypropylene, which has a variety of end uses including packaging film, fiber for carpets and upholstery and molded plastic parts for appliances and automotive, houseware and medical products.  CGP is a basic petrochemical used in the manufacturing of plastics, synthetic fibers and foams.

The overall results of operations from propylene fractionation are generally dependent upon toll processing arrangements with customers and our petrochemical marketing activities.  Toll processing arrangements typically include a base processing fee per gallon (or other unit of measurement) subject to adjustment for changes in power, fuel and labor costs, all of which are the primary costs of propylene fractionation activities.  The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the level of fees charged to shippers. Transportation fees are based on contractual arrangements and may include provisions whereby the customer pays us a fee if certain volume thresholds are not met over a contractual term.

In our petrochemical marketing activities, we purchase RGP on the open market for fractionation at our facilities and sell the resulting products at market-based prices.  The sales price of these products may include pricing differentials for factors such as delivery location.  The results of operations from our petrochemical marketing activities are primarily dependent upon the difference, or spread, between the sales prices of the products and associated purchase and other costs, including those costs attributable to the use of our other assets by the petrochemical marketing group.  In order to meet the demand of international customers, this business also includes export assets located at our EHT complex that are capable of loading up to 5,000 metric tons per day of refrigerated PGP.

In order to limit the exposure of our petrochemical marketing activities to commodity price risk, we attempt to match the timing and price of our feedstock purchases with those of the sales of end products.

The following table presents selected information regarding our propylene fractionation facilities at February 1, 2017:

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

We produce PGP at our Mont Belvieu, Texas propylene fractionation facility and CGP at our BRPC facility located in Baton Rouge, Louisiana.  On a weighted-average basis, overall utilization rates of our propylene fractionation facilities were approximately 81.9%, 80.5% and 84.7% during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table presents selected information regarding our petrochemical pipelines at February 1, 2017:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Petrochemical pipelines:
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	263
Texas City RGP Gathering System	Texas	100.0%	168
North Dean Pipeline System	Texas	100.0%	156
Propylene Splitter PGP Distribution System	Texas	100.0%	37
Lake Charles PGP Pipeline	Texas, Louisiana	50.0% (1)	27
La Porte PGP Pipeline	Texas	80.0% (2)	20
Sabine Pipeline	Texas, Louisiana	100.0%	15
Total			686

(1)   We proportionately consolidate our undivided interest in the Lake Charles PGP Pipeline.
(2)   We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating balance achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 121 MBPD, 126 MBPD and 124 MBPD during the years ended December 31, 2016, 2015 and 2014, respectively.

The Lou-Tex Propylene pipeline is used to transport CGP from Sorrento, Louisiana to Mont Belvieu, Texas.  In June 2015, we announced plans to convert the Lou-Tex Propylene pipeline from CGP to PGP service.  This conversion is scheduled for completion in 2020.

The North Dean Pipeline System transports PGP from Mont Belvieu, Texas, to Point Comfort, Texas.

In June 2015, we also announced plans for the construction of a new 65-mile, 10-inch diameter pipeline, which will transport RGP between Sorrento and Breaux Bridge, Louisiana.  This pipeline is scheduled for completion in the third quarter of 2017.

In addition, our rail receiving facilities at Mont Belvieu are being expanded to provide us the capability to unload up to 80 RGP rail cars per day.  This expansion project is scheduled for completion during the first quarter of 2017.

Propane Dehydrogenation Facility
We are currently constructing a propane dehydrogenation (“PDH”) facility, with the capacity to produce up to 1.65 billion pounds per year (or approximately 750 thousand metric tons per year or 25 MBPD) of PGP.  The PDH facility is expected to consume approximately 35 MBPD of propane as feedstock and be located adjacent to our Mont Belvieu complex.  The new facility will be integrated with our existing propylene fractionation facilities, which will provide operational reliability and flexibility for both the PDH facility and the fractionation facilities.  The PDH facility, which is underwritten by long-term fee-based, minimum volume commitments, will also be integrated with our PGP storage facilities, pipeline systems and export terminal.  We expect construction of the PDH facility to be completed in the first quarter of 2017 with commercial operations expected to begin in mid-2017.

We have initiated legal proceedings involving the former general contractor for the PDH facility.  For a summary of this litigation, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Isomerization and related operations
We own and operate three isomerization units, which have an aggregate processing capacity of 116 MBPD, located in Mont Belvieu, Texas that comprise the largest commercial isomerization facility in the U.S.  These operations also include a 70-mile pipeline system used to transport high-purity isobutane from Mont Belvieu, Texas to Port Neches, Texas.  Isomerization units convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  Deisobutanizer (“DIB”) units, of which we own and operate nine located at our Mont Belvieu complex, then separate the isobutane from the normal butane.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The isomerization process also produces natural gasoline as a by-product.  The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline.

The results of operations from our isomerization business are generally dependent on the volume of normal and mixed butanes processed, the level of toll processing fees charged to customers and prices received for by-products.  These processing arrangements typically include a base-processing fee per gallon (or other unit of measurement) subject to adjustment for changes in power, fuel and labor costs, all of which are the primary costs of isomerization.  These assets provide processing services to meet the needs of third party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility.  Our isomerization business also generates revenues from the sale of natural gasoline created as a by-product of the underlying processes.

The demand for commercial isomerization services depends upon the industry’s requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  On a weighted-average basis, the utilization rates of our isomerization facility were approximately 93.1%, 82.8% and 80.2% during the years ended December 31, 2016, 2015 and 2014, respectively.  We own and operate our butane isomerization facility and related pipeline assets.

We also use certain of our DIB units to fractionate mixed butanes produced from NGL fractionation activities, from imports and from other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to take advantage of fluctuations in demand and prices for different types of butane.  We measure the utilization of our standalone DIB units in terms of processing volumes, which averaged 89 MBPD, 79 MBPD and 82 MBPD for the years ended December 31, 2016, 2015 and 2014, respectively.

Isobutane Dehydrogenation Unit
In January 2017, we announced plans to construct a new isobutane dehydrogenation (“iBDH”) unit at our Mont Belvieu complex that is expected to have the capability of producing 425,000 tons per year of isobutylene.  The project, which is underwritten by long-term contracts with investment-grade customers, is expected to be completed in the fourth quarter of 2019.  Isobutylene produced by the new plant will provide additional feedstocks for our downstream octane enhancement and petrochemical facilities.

Historically, steam crackers and refineries have been the major source of propane and butane olefins for downstream use.  However, with the increased use of light-end feedstocks, specifically ethane, the need for on-purpose olefins production has increased.  Like our PDH facility, the iBDH plant will help meet market demand where traditional supplies have been reduced.  The new iBDH plant will increase our production of both high purity and low purity isobutylene, both of which are used primarily as feedstock to manufacture lubricants, rubber products and alkylate for gasoline blendstock, as well as methyl tertiary butyl ether (“MTBE”) for export.

Octane enhancement and related operations
We own and operate an octane enhancement production facility located in Mont Belvieu, Texas that is designed to produce isobutylene and either isooctane or MTBE.  The products produced by this facility are used by refiners in the production of reformulated motor gasoline blends to increase octane values.  The high-purity isobutane feedstocks consumed in the production of these products are supplied by our isomerization units.

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of combined isooctane, isobutylene and MTBE production volumes, which averaged 19 MBPD, 15 MBPD and 15 MBPD for the years ended December 31, 2016, 2015 and 2014, respectively.  Octane enhancement production volumes for 2015 and 2014 were adversely impacted by extended maintenance outages in each of these years.

We also own and operate a facility located on the Houston Ship Channel that produces up to 4 MBPD of high purity isobutylene (“HPIB”) and includes an associated storage facility with 0.6 MMBbls of storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our Mont Belvieu octane enhancement facility.  HPIB is used in the formulation of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 58.4%, 54.8% and 47.2% for the years ended December 31, 2016, 2015 and 2014, respectively.

Refined products pipelines
We own and operate the TE Products Pipeline, which is a 3,423-mile pipeline system comprised of 3,098 miles of regulated interstate pipelines and 325 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service.  The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.  The results of operations for this pipeline system are dependent upon the volume of products transported and the level of fees charged to shippers.  The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC.

The maximum number of barrels per day that our TE Products Pipeline can transport depends on the operating balance achieved at a given point in time between various segments of the system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rate of this pipeline in terms of throughput.  Aggregate throughput volumes by product type for the TE Products Pipeline were as follows for the periods presented:

	For the Year Ended December 31,
	2016	2015	2014
Refined products transportation (MBPD)	474	444	412
Petrochemical transportation (MBPD)	164	144	137
NGL transportation (MBPD)	55	55	65

The TE Products Pipeline system includes five refined products truck terminals and 19.1 MMBbls of refined products storage capacity.  In addition, the system includes 3.7 MMBbls of NGL storage capacity, the assets of which are accounted for under our NGL Pipelines & Services business segment.

The TE Products Pipeline is subject to regulation.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines, including tariffs charged for transportation services.

Centennial
We also own a 50% equity interest in the Centennial Pipeline L.L.C. joint venture.  The Centennial Pipeline is a 795-mile refined products pipeline that extends from an origination facility located on our TE Products Pipeline in Beaumont, Texas to Bourbon, Illinois.  The Centennial Pipeline includes a refined products storage terminal located near Creal Springs, Illinois with a gross storage capacity of 2.3 MMBbls (1.2 MMBbls net to our ownership interest).  The Centennial Pipeline is idle; however, we and our joint venture partner are evaluating a project that would repurpose it as part of an NGL pipeline system that would transport NGLs from third party-owned fractionation facilities located in the Marcellus and Utica Shale production areas to Gulf Coast markets.

Refined products marine terminals
The principal assets of our refined products marine terminal business are the Beaumont Marine East and Beaumont Marine West Refined Products Terminals.  Both facilities are located on the Neches River near Beaumont, Texas, with the East terminal located in Orange County, Texas and the West terminal located in Jefferson County, Texas.  On a combined basis, these refined products terminals include five deep-water ship docks and three barge docks and 5.3 MMBbls of aggregate refined products storage capacity through the use of 64 above-ground storage tanks.  In addition, these terminals have access to 11.7 MMBbls of refined products storage capacity at locations along our TE Products Pipeline between Beaumont and Houston, Texas.

This business also includes refined products marine terminal assets at EHT, which is located on the Houston Ship Channel.  In addition to providing vessel loading and unloading services for refined products, EHT’s refined products operations include 2.4 MMBbls of aggregate storage capacity through the use of 27 above-ground storage tanks.

The results of operations for these marine terminals are primarily dependent upon the volume handled and the associated storage and other fees we charge.  With respect to vessel loading and unloading services, customers are typically billed a fee per unit of volume handled and revenue is recognized in the periods the services are provided.  Revenues from export-related services may also include deficiency fees charged to customers that reserve exporting capacity and later fail to use such capacity.  Deficiency fee revenue is recognized when the customer fails to utilize the specified export capacity as required by contract.  Revenues from storage activities at each terminal are primarily dependent upon the level of volumes a customer stores at each terminal and the length of time such storage occurs, including the level of firm storage capacity reserved (if any), pumpover volumes and the fees associated with each activity.  Fees associated with firm storage capacity reservation agreements are charged regardless of the volume the customer actually stores at the terminal.

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

Marine transportation
Our marine transportation business consists of 60 tow boats and 138 tank barges that are used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products along key U.S. inland and Intracoastal Waterway systems.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity.

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

Our fleet of marine vessels operated at an average utilization rate of 85.2%, 87.9% and 93.1% during the years ended December 31, 2016, 2015 and 2014, respectively.

Our marine transportation business is subject to regulation, including by the U.S. Department of Transportation (“DOT”), Department of Homeland Security, U.S. Department of Commerce and the U.S. Coast Guard (“USCG”).  For information regarding these regulations, see “Regulatory Matters – Federal Regulation of Marine Operations,” within this Part I, Item 1 and 2 discussion.

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

Occupational Safety and Health
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

Pipeline Safety
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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “Pipeline Safety Act”) provides for regulatory oversight of the nation’s pipelines, penalties for violations of pipeline safety rules, and other DOT matters.  The Pipeline Safety Act increases penalties for non-compliance with its regulations for a single violation from $100,000 to $200,000 and imposes a maximum fine for the most serious pipeline safety violations involving deaths, injuries or major environmental harm of $2 million per incident.  In addition, the act includes additional safety requirements for newly constructed pipelines.

DOT regulations have incorporated by reference the American Petroleum Institute Standard 653 (“API 653”) as the industry standard for the inspection, repair, alteration and reconstruction of storage tanks.  API 653 requires regularly scheduled inspection and repair of such tanks.  These periodic tank maintenance requirements may result in significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our storage tanks.

In January 2015, former President Obama announced plans to regulate methane emissions attributable to the upstream oil and gas industry, including activities related to gathering and compression, as a greenhouse gas.  See “Climate Change Debate” within this Regulatory Matters section.  This announcement indicated that the DOT through its Pipeline and Hazardous Materials Safety Administration (“PHMSA”), would be issuing new natural gas regulations with the intent to improve safety as well as to reduce methane emissions.

In October 2015, the PHMSA issued a notice of proposed rulemaking proposing new or revised regulations of hazardous liquid pipelines in light of the lessons learned from significant hazardous liquid pipeline accidents, including proposals to: extend reporting requirements to all hazardous liquid gravity and gathering lines; require inspections of pipelines in areas affected by extreme weather; require periodic inline integrity assessments of hazardous liquid pipelines in all locations; modify the provisions for making pipeline repairs; require all pipelines subject to the integrity management requirements be capable of accommodating inline inspection tools within 20 years, with certain exceptions; and clarification of other regulations to improve certainty and compliance.

In March 2016, the PHMSA issued a notice of proposed rulemaking recommending new safety regulations for natural gas transmission pipelines that broaden the scope of safety coverage in several ways, including but not limited to: modifying the regulation of gathering lines by eliminating the exemption from reporting requirements for gas gathering line operators and revising the definition for gathering lines; adding new assessment and revising repair criteria for pipeline segments in HCAs and establishing repair criteria for pipelines that are outside of HCAs; expanding the scope of the regulations to include pipelines located in areas of Medium Consequence Areas (“MCAs”); adding a requirement to test pipelines built before 1970, which are currently exempt from certain pipeline safety requirements; modifying the way that pipeline operators secure and inspect transmission pipeline infrastructure following extreme weather events; clarifying requirements for conducting risk assessment for integrity management; expanding mandatory data collection and integration requirements for integrity management, including data validation; requiring new safety features for launchers and receivers; and requiring a systematic approach to verify a pipeline’s maximum allowable operating pressure and requiring operators to report maximum allowable operating pressure exceedances.

In June 2016, former President Obama signed new pipeline safety legislation, the “Securing America’s Future Energy:  Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016” (the “SAFE PIPES Act”). Extending the PHMSA’s statutory mandate through 2019, the SAFE PIPES Act establishes or continues the development of requirements affecting pipeline safety including, but not limited to, the following: (i) providing the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing; (ii) obligating the PHMSA to develop safety standards for natural gas storage facilities by June 22, 2018; and (iii) requiring the PHMSA to complete certain of the outstanding mandates under existing legislation and to report to Congress on the status of overdue rulemakings.  The development and/or implementation of more stringent requirements pursuant to regulations implementing all of the requirements of the Pipeline Safety Act or the SAFE PIPES Act could cause us to incur increased capital costs and costs of operation as necessary to comply with such standards, which costs could be significant.  These new regulations could increase our operating costs which could have an adverse effect on our financial position, results of operations and cash flows.  Until the proposed regulations are finalized, the impact on our operations, if any, is not known.

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

Air Quality
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

Water Quality
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

Disposal of Hazardous and Non-Hazardous Wastes
In our normal operations, we generate hazardous and non-hazardous solid wastes that are subject to requirements of the federal RCRA and comparable state statutes, which impose detailed requirements for the handling, storage, treatment and disposal of solid waste.  We also utilize waste minimization and recycling processes to reduce the volumes of our solid wastes.

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

FERC Regulation – Liquids Pipelines

Certain of our NGL, petroleum products and crude oil pipeline systems are interstate common carriers subject to regulation by the FERC under the Interstate Commerce Act (“ICA”).  These pipelines (referred to as “interstate liquids pipelines”) include, but are not limited to, the following: ATEX, Aegis, Dixie Pipeline, TE Products Pipeline, Front Range Pipeline, Mid-America Pipeline System, Seaway Pipeline, Seminole Pipeline and Texas Express Pipeline.  These pipelines are owned by legal entities that are subject to FERC regulation, including periodic reporting requirements.   For example, ATEX, Aegis and the TE Products Pipeline are owned by Enterprise TE Products Pipeline Company LLC (“Enterprise TE”), which is a FERC-regulated entity.

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

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”).  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs.  For the five-year period commencing July 1, 2011 and ending June 30, 2016, we were permitted by the FERC to adjust the indexed rate ceilings annually by the PPI plus 2.65%.  For the five-year period commencing July 1, 2016, the FERC established PPI plus 1.23% as the index.  In any year in which the index is negative due to a decline in the PPI, a pipeline must file to lower its rates if its rates would be above the indexed rate ceiling.  This situation occurred for the year beginning on July 1, 2016 and resulted in the FERC index applicable to our rates reflecting an approximate 2.01% decline.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.

In June 2013, certain parties filed a complaint at the FERC against Enterprise TE alleging that Enterprise TE’s cancellation of certain distillate and jet fuel transportation services violated a provision of a settlement agreement and requested reinstatement of the transportation services and damages.  In October 2013, the FERC issued an order holding that Enterprise TE violated the provision in the settlement agreement.  While the FERC found that it did not have authority to require Enterprise TE to reinstate the cancelled services, it set the case for an evidentiary hearing to determine if any monetary damages were appropriate.  Certain parties requested rehearing of the FERC’s finding that it lacked authority to reinstate the cancelled services.  In December 2013, Enterprise TE filed a petition for review of the FERC’s October 2013 order with the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”).  Certain parties requested rehearing of the October 2013 order.  In May 2016, the FERC issued an order denying those rehearing requests.  Two of the parties that sought rehearing have filed a petition for review of both the October 2013 order and the May 2016 rehearing order. Enterprise TE has negotiated settlements that have resolved the complaints and has intervened in the pending third party petition for review.  Since Enterprise TE has intervened on behalf of the FERC in the third party petition for review, Enterprise TE voluntarily dismissed its own petition for review at the D.C. Circuit.  We are unable to predict the outcome of the pending third party petition for review.

Seaway is charging “committed shipper” rates to shippers who voluntarily agreed under long term contracts to commit to the transportation of, or nevertheless to pay for (to the extent not transported) the transportation of, a minimum volume of crude oil from Cushing, Oklahoma to the Gulf Coast.  Seaway is also charging “uncommitted shipper” rates to shippers who have not made any long term contractual commitment to the Seaway Pipeline and instead receive service month-to-month. In March 2013, the FERC issued a declaratory order stating that the charging by a pipeline of voluntarily agreed-to committed shipper rates is consistent with the FERC’s policy of honoring contracts (the “March 2013 Order”).  In light of the March 2013 Order, we believed that Seaway’s committed shipper rates were not at issue in the ongoing rate proceeding, which began in 2012.  However, in September 2013, an administrative law judge (“ALJ”) issued an initial decision in the rate proceeding (the “2013 Initial Decision”) distinguishing the March 2013 Order and recommending that the FERC find, among other things, that Seaway’s committed shipper rates are not just and reasonable and should be re-determined on a cost of service basis along with the uncommitted shipper rates.

In October 2013, Seaway and certain committed rate shippers filed briefs on exceptions objecting to this committed shipper rate aspect of the ALJ’s 2013 Initial Decision, and also challenging various aspects of the cost of service determinations in the 2013 Initial Decision.  In February 2014, the FERC issued an order reversing the 2013 Initial Decision with respect to the committed rate issue, reiterating its policy of honoring contracts executed between pipelines and committed shippers and remanding the remaining issues to the ALJ for further review.  In May 2014, the ALJ issued an initial decision on remand, which largely repeated its prior findings, including as to the committed shipper rates. In February 2016, the FERC again reversed the ALJ decision with respect to the committed rate issue and upheld Seaway’s committed rates.  The FERC’s February 2016 order also ruled for and against Seaway on various issues related to the uncommitted rates and required Seaway to submit, by March 17, 2016, a compliance filing calculating new uncommitted rates consistent with the FERC’s order.  Seaway submitted its compliance filing on March 17, 2016 and it was accepted by the FERC in August 2016.  In September 2016, certain parties filed protests alleging that Seaway had not reduced the uncommitted rates by reflecting the FERC’s published index for 2016 and therefore the rates were not just and reasonable. In September 2016, the FERC accepted Seaway’s filing, subject to the condition that Seaway refile its uncommitted rates to reflect the 2016 index adjustment and refund the difference between the rates charged and the rates reflecting the adjustment.  In addition, the FERC directed Seaway to file a refund report.  In September 2016, Seaway paid refunds and filed revised rates reflecting the 2016 index adjustment that became effective in October 2016.  In November 2016, Seaway filed its refund report.

In December 2014, Seaway submitted an application requesting market-based rate setting authority. Certain parties filed protests to the application.  In September 2015, the FERC issued an order setting the matter for hearing. In December 2016, an ALJ issued an initial decision in the market-based rate proceeding (“2016 Initial Decision”) finding that the FERC should grant Seaway’s application for market-based rates. Parties are entitled to file briefs in support of and in opposition to the 2016 Initial Decision, and the 2016 Initial Decision is subject to review by the FERC.  We are unable to predict the ultimate outcome on the rates Seaway charges its shippers.

In October 2016, the FERC issued an advance notice of proposed rulemaking seeking comment regarding potential modifications to its policies for evaluating oil pipeline indexed rate changes and to the reporting requirements. The FERC observed that some pipelines continue to obtain additional index rate increases despite reporting on Form No. 6 that their revenues exceed their costs. The FERC is proposing a new policy that would deny proposed index increases if a pipeline’s Form No. 6 reflects revenues exceeding total cost of service by fifteen percent for both of the prior two years or the proposed  index increases exceed by five percent the annual cost changes reported by the pipeline.  The FERC also is considering requiring pipelines to file additional information for crude and product pipelines, non-contiguous systems and major pipeline systems. Initial comments were due in January 2017 and further comments are due in March 2017.

In December 2016, the FERC issued a Notice of Inquiry (“NOI”), following the recent holding by the D. C. Circuit that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the inclusion of the income tax allowance in a pipeline’s cost of service.  Historically, claims of double recovery have arisen when the FERC has considered permitting master limited partnerships (“MLPs”) to recover an income tax allowance under the FERC’s current income tax allowance policy. Although the issue of income tax allowance arose in the context of an oil pipeline formed as an MLP, the NOI is not limited in its scope to MLPs. Initial and reply comments in response to the NOI are due in March 2017 and April 2017, respectively.  We are unable to predict the outcome of this proceeding.

Changes in the FERC’s methodologies for approving rates could adversely affect Enterprise.  In addition, challenges to our regulated rates could be filed with the FERC and future decisions by the FERC regarding our regulated rates could adversely affect our cash flows.  We believe the transportation rates currently charged by our interstate liquids pipelines are in accordance with the ICA and applicable FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by such pipelines.

FERC Regulation – Natural Gas Pipelines and Related Matters

Certain of our intrastate natural gas pipelines, including our Texas Intrastate System and our Acadian Gas System, are subject to regulation by the FERC under the Natural Gas Policy Act of 1978 (“NGPA”), in connection with the transportation and storage services they provide pursuant to Section 311 of the NGPA.  Under Section 311 of the NGPA, and the FERC’s implementing regulations, an intrastate pipeline may transport gas “on behalf of” an interstate pipeline company or any local distribution company served by an interstate pipeline, without becoming subject to the FERC’s broader regulatory authority under Natural Gas Act of 1938 (“NGA”).  These services must be provided on an open and nondiscriminatory basis, and the rates charged for these services may not exceed a “fair and equitable” level as determined by the FERC in periodic rate proceedings.

We believe that the transportation rates currently charged and the services performed by our natural gas pipelines are all in accordance with the applicable requirements of the NGPA and FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by our pipelines.

The resale of natural gas in interstate commerce is subject to FERC oversight.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit energy market manipulation.  The Federal Trade Commission and the Commodity Futures Trading Commission (“CFTC”) have also issued rules and regulations prohibiting energy market manipulation.  We believe that our gas sales activities are in compliance with all applicable regulatory requirements.

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

We are subject to the Jones Act and other federal laws that restrict maritime transportation between U.S. departure and destination points to vessels built and registered in the U.S. and owned and manned by U.S. citizens.  As a result of this ownership requirement, we are responsible for monitoring the foreign ownership of our common units and other partnership interests.  If we do not comply with such requirements, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels.  In addition, the USCG and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flagged operators than for owners of vessels registered under foreign flags of convenience.  Our marine operations are also subject to the Merchant Marine Act of 1936, which under certain conditions would allow the U.S. government to requisition our marine assets in the event of a national emergency.

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

Actions have also taken place at the international level and the U.S. has been actively involved.  Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy, or use of fuels with lower carbon content are under discussion and have and may continue to result in additional actions involving greenhouse gases.

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

Competition

NGL Pipelines & Services

Within their respective market areas, our natural gas processing business activities and related NGL marketing activities encounter competition primarily from fully integrated oil companies, intrastate pipeline companies, major interstate pipeline companies and their non-rate regulated affiliates, financial institutions with commodity trading platforms and independent processors.  Each of our marketing competitors has varying levels of financial and personnel resources, and competition generally revolves around price, quality of customer service and proximity to customers and other market hubs.  In the markets served by our NGL pipelines, we compete with a number of intrastate and interstate pipeline companies (including those affiliated with major oil, petrochemical and natural gas companies) and barge, rail and truck fleet operations.  In general, our NGL pipelines compete with these entities in terms of transportation fees, reliability and quality of customer service.

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

Crude Oil Pipelines & Services

Within their respective market areas, our crude oil pipelines, storage terminals and related marketing activities compete with other crude oil pipeline companies, rail carriers, major integrated oil companies and their marketing affiliates, financial institutions with commodity trading platforms and independent crude oil gathering and marketing companies.  The crude oil business can be characterized by strong competition for crude oil volumes.  Competition is based primarily on quality of customer service, competitive pricing and proximity to customers and market hubs.

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

With respect to our TE Products Pipeline, the pipeline’s most significant competitors are third party pipelines in the areas where it delivers products.  Competition among common carrier pipelines is based primarily on transportation fees, quality of customer service and proximity to end users.  Trucks, barges and railroads competitively deliver products into some of the markets served by our TE Products Pipeline and river terminals.  The TE Products Pipeline also faces competition from rail and pipeline movements of NGLs from Canada and waterborne imports into terminals located along the upper East Coast.

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

▪
Residential demand for natural gas typically peaks during the winter months in connection with heating needs and during the summer months for power generation for air conditioning. These seasonal trends affect throughput volumes on our natural gas pipelines and associated natural gas storage levels and marketing results.

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

Dr. F. Christian Flach was named a director of our general partner in October 2014 in connection with the acquisition of Oiltanking. Dr. Flach is also Chief Executive Officer of Marquard & Bahls (“M&B”), and a member of the M&B executive board.  M&B owns and controls Oiltanking GmbH, which maintains a joint venture interest in Oiltanking Odfjell GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal (“ECT”) in Iran.  This interest results from an investment dating back to 2002.  Oiltanking GmbH currently has the contractual right to vote for the appointment of one member of ECT’s three-member board. Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

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

We operate predominantly in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.

Crude oil and natural gas prices have been extremely volatile in recent years, and we expect that volatility to continue.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $54.06 per barrel to a low of $26.21 per barrel in 2016.  For January 2017, WTI crude oil prices ranged from a high of $53.99 per barrel to a low of $50.82 per barrel.  Likewise, natural gas prices (based on Henry Hub Inside FERC index prices) ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu in 2016.  Using the same index, natural gas prices for January 2017 ranged from a high of $3.42 per MMBtu to a low of $3.10 per MMBtu.

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

We are exposed to natural gas and NGL commodity price risks under certain of our natural gas processing and gathering and NGL fractionation contracts that provide for fees to be calculated based on a regional natural gas or NGL price index or to be paid in-kind by taking title to natural gas or NGLs.  A decrease in natural gas and NGL prices can result in lower margins from these contracts, which could have a material adverse effect on our financial position, results of operations and cash flows.  Volatility in the prices of natural gas and NGLs can lead to ethane rejection, which results in lower pipeline and fractionation volumes for our assets.  Volatility in these commodity prices may also have an impact on many of our customers, which in turn could have a negative impact on their ability to fulfill their obligations to us.

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

For a discussion regarding our current commercial outlook for 2017, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Outlook for 2017” included under Part II, Item 7 of this annual report.

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

The crude oil gathering and marketing business can be characterized by thin operating margins and intense competition for supplies of crude oil at the wellhead.  A decline in domestic crude oil production could intensify this competition among gatherers and marketers.  Our crude oil transportation business competes with common carriers and proprietary pipelines owned and operated by major oil companies, large independent pipeline companies, financial institutions with commodity trading platforms and other companies in the areas where such pipeline systems deliver crude oil.

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

As of December 31, 2016, we had $20.65 billion in principal amount of consolidated senior long-term debt outstanding, $1.47 billion in principal amount of junior subordinated debt outstanding and $1.78 billion in short-term commercial paper notes outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital spending for 2016 reflected approximately $4.12 billion of cash payments for capital projects and other investments, which includes the $1.0 billion final installment payable in connection with the EFS Midstream acquisition.  Based on information currently available, we expect our total capital spending for 2017 to approximate $2.3 billion to $2.7 billion, which includes approximately $250 million for sustaining capital expenditures. Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

▪
the completion or success of our construction project may depend on the completion of a third party construction project (e.g., a downstream crude oil refinery expansion or construction of a new petrochemical facility) that we do not control and that may be subject to numerous of its own potential risks, delays and complexities; and

▪	we may be unable to obtain rights-of-way to construct additional pipelines or the cost to do so may be uneconomical.

A materialization of any of these risks could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from expansion opportunities or construction projects, which could impact the level of cash distributions we pay to partners.

Several of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

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

The inability to continue to access lands owned by third parties, including Native American tribes, could adversely affect our operations and have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to operate our pipeline systems on certain lands owned by third parties will depend on our maintaining existing rights-of-way and obtaining new rights-of-way on those lands. We are parties to rights-of-way agreements, permits and licenses authorizing land use with numerous parties, including private land owners, governmental entities, Native American tribes, rail carriers, public utilities and others. Our ability to secure extensions of existing agreements, permits and licenses is essential to our continuing business operations, and securing additional rights-of-way will be critical to our ability to pursue expansion projects. We cannot provide any assurance that we will be able to maintain access to all existing rights-of-way upon the expiration of the current grants, that all of the rights-of-way will be obtained in a timely fashion or that we will acquire new rights-of-way as needed.

In particular, various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, Bureau of Land Management, and the Office of Natural Resources Revenue, along with each Native American tribe, promulgate and enforce regulations pertaining to natural gas and oil operations on Native American tribal lands. These regulations and approval requirements relate to such matters as drilling and production requirements and environmental standards. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to operators and contractors conducting operations on Native American tribal lands. One or more of these factors may increase our cost of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct our operations on such lands.

Furthermore, whether we have the power of eminent domain for our pipelines varies from state to state, depending upon the type of pipeline and the laws of the particular state and the ownership of the land to which we seek access. When we exercise eminent domain rights or negotiate private agreements, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located.

A natural disaster, catastrophe, terrorist or cyber-attack or other event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and have a material adverse effect on our financial position, results of operations and cash flows.

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

If one or more facilities or electronic systems that we own or that deliver products to us or that supply our facilities are damaged by severe weather or any other disaster, accident, catastrophe, terrorist or cyber-attack or event, our operations could be significantly interrupted.  These interruptions could involve significant damage to people, property or the environment, and repairs could take from a week or less for a minor incident to six months or more for a major interruption.  Additionally, some of the storage contracts that we are a party to obligate us to indemnify our customers for any damage or injury occurring during the period in which the customers’ product is in our possession.  Any event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions and, accordingly, adversely affect the market price of our common units.

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

To the extent that we hedge our commodity price and interest rate exposures, we will forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.  In addition, hedging activities can result in losses that might be material to our financial condition, results of operations and cash flows.  Such losses could occur under various circumstances, including those situations where a counterparty does not perform its obligations under a hedge arrangement, the hedge is not effective in mitigating the underlying risk, or our risk management policies and procedures are not followed.  Adverse economic conditions (e.g., a significant decline in energy commodity prices that negatively impact the cash flows of oil and gas producers) increase the risk of nonpayment or performance by our hedging counterparties.

See Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for a discussion of our derivative instruments and related hedging activities.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

We may incur credit risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, crude oil, petrochemicals and refined products and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced throughout 2015 and 2016 and that we continue to experience at the beginning of 2017, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings.  We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

Our primary market areas are located in the Gulf Coast, Southwest, Rocky Mountain, Northeast and Midwest regions of the U.S.  We have a concentration of trade receivable balances due from domestic and international major integrated oil companies, independent oil companies and other pipelines and wholesalers.  These concentrations of market areas may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory or other factors.

See Note 2 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our allowance for doubtful accounts.

Our risk management policies cannot eliminate all commodity price risks.  In addition, any non-compliance with our risk management policies could result in significant financial losses.

When engaged in marketing activities, it is our policy to maintain physical commodity positions that are substantially balanced with respect to price risks between purchases, on the one hand, and sales or future delivery obligations, on the other hand.  Through these transactions, we seek to earn a margin for the commodity purchased by selling the commodity for physical delivery to third party users, such as producers, wholesalers, local distributors, independent refiners, marketing companies or major oil companies.  These policies and practices cannot, however, eliminate all price risks.  For example, any event that disrupts our anticipated physical supply could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover our sales transactions.  We are also exposed to basis risks when a commodity is purchased against one pricing index and sold against a different index.  Moreover, we are exposed to some risks that are not hedged, including price risks on product we own, such as pipeline linefill, which must be maintained in order to facilitate transportation of the commodity in our pipelines.  In addition, our marketing operations involve the risk of non-compliance with our risk management policies.  We cannot assure you that our processes and procedures will detect and prevent all violations of our risk management policies, particularly if deception or other intentional misconduct is involved.  If we were to incur a material loss related to commodity price risks, including non-compliance with our risk management policies, it could have a material adverse effect on our financial position, results of operations and cash flows.

Our variable-rate debt, including those fixed-rate debt obligations that may be converted to variable-rate through the use of interest rate swaps, make us vulnerable to increases in interest rates, which could have a material adverse effect on our financial position, results of operation and cash flows.

At December 31, 2016, we had $20.85 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  We also had $1.78 billion of commercial paper notes outstanding at December 31, 2016.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

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

In total, our pipeline integrity costs for the years ended December 31, 2016, 2015 and 2014 were $103.7 million, $92.7 million and $99.0 million, respectively.  Of these annual totals, we charged $55.8 million, $54.7 million and $59.7 million to operating costs and expenses during the years ended December 31, 2016, 2015 and 2014, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $133 million for 2017.

For additional information regarding the pipeline safety regulations, the Pipeline Safety Act and the SAFE PIPES Act, see “Regulatory Matters—Safety Matters—Pipeline Safety” included under Part I, Item 1 and 2 of this annual report.

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

Greenhouse Gases/Climate Change
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

Hydraulic Fracturing
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

See “Regulatory Matters” under Part I, Item 1 and 2 of this annual report for more information and specific disclosures relating to environmental, health and safety laws and regulations, and costs and liabilities.

Federal, state or local regulatory measures could have a material adverse effect on our financial position, results of operations and cash flows.

The FERC regulates our interstate liquids pipelines under the ICA.  State regulatory agencies regulate our intrastate natural gas and NGL pipelines, intrastate storage facilities and gathering lines.

Our intrastate NGL and natural gas pipelines are subject to regulation in many states, including Colorado, Kansas, Louisiana, New Mexico, Texas and Wyoming.  To the extent our intrastate natural gas pipelines engage in interstate transportation, they are also subject to regulation by the FERC pursuant to Section 311 of the NGPA.  We also have natural gas underground storage facilities in Louisiana and Texas.  Although state regulation is typically less comprehensive in scope than regulation by the FERC, our services are typically required to be provided on a nondiscriminatory basis and are also subject to challenge by protest and complaint.

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

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines.  The FERC’s indexing methodology currently allows a pipeline to increase its rates by a percentage linked to the PPI.  However, in any year in which the index is negative, a pipeline must file to lower its rates if its rates would be above the indexed rate ceiling.  As an alternative to this indexing methodology, we may also choose to support our rates based on a cost-of-service methodology, or by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs.

The FERC issued an advance notice of proposed rulemaking seeking comment regarding potential modifications to its policies for evaluating oil pipeline indexed rate changes and to the reporting requirements. The FERC observed that some pipelines continue to obtain additional index rate increases despite reporting on Form No. 6 that their revenues exceed their costs. The FERC is proposing a new policy that would deny proposed index increases if a pipeline’s Form No. 6 reflects revenues exceeding total cost of service by fifteen percent for both of the prior two years or the proposed index increases exceed by five percent the annual cost changes reported by the pipeline.  In addition, the FERC issued an NOI, to develop a mechanism to demonstrate there is no double recovery of partnership income tax costs.  Changes in the FERC’s approved methodology for approving rates, or challenges to our application of that methodology, could adversely affect us.  Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the “Dodd-Frank Act”) provides for statutory and regulatory requirements for swaps and other derivative transactions, including financial and certain physical oil and gas hedging transactions.  Under the Dodd-Frank Act, the CFTC has adopted regulations requiring registration of swap dealers and major swap participants, mandatory clearing of swaps, election of the end-user exception for any uncleared swaps by certain qualified companies, recordkeeping and reporting requirements, business conduct standards and position limits among other requirements.  Several of these requirements, including position limits rules, allow the CFTC to impose controls that could have an adverse impact on our ability to hedge risks associated with our business and could increase our working capital requirements to conduct these activities.

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

In September 2012, the U.S. District Court for the District of Columbia vacated and remanded the position limits rules adopted by the CFTC based on a necessity finding.  In December 2013, the CFTC responded by proposing amended rules in an effort to better conform to the Dodd-Frank Act and in December 2016, the CFTC further refined and reproposed rules on position limits.  Under the reproposed rules, the CFTC would place volumetric limitations on certain positions in 25 core physical commodity futures contracts and their economically equivalent futures, options and swaps.  While we believe that the majority of our hedging transactions would meet one or more of the enumerated categories for Bona Fide Hedges, the rules could have an adverse impact on our ability to hedge certain risks associated with our business and could potentially affect our profitability.  The CFTC has announced a 60-day period for public comment on the reproposed rules.  As of the filing of this annual report, the CFTC has yet to provide final rules.

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

We currently list our common units on the NYSE under the symbol “EPD.” Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s Board or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Part III, Item 10 of this annual report for additional information.

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

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have no practical ability to remove our general partner or its officers or directors.  Our general partner may not be removed except upon the vote of the holders of at least 60% of our outstanding units voting together as a single class.  Since affiliates of our general partner currently own approximately 32% of our outstanding common units, the removal of Enterprise GP as our general partner is highly unlikely without the consent of both our general partner and its affiliates.  As a result of this provision, the trading price of our common units may be lower than other forms of equity ownership because of the absence of a takeover premium in the trading price.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or if we were otherwise subject to a material amount of entity-level taxation, then cash available for distribution to our unitholders would be reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.  Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations, we believe we satisfy the qualifying income requirement.  Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) with respect to our classification as a partnership for federal income tax purposes.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate (which is currently a maximum of 35%) and we would also likely pay additional state and local income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be reduced.  Thus, treatment of us as a corporation could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, likely causing a reduction in the value of our common units.

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

Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Internal Revenue Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.

Any modification to federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes (i.e., not taxable as a corporation).  We are unable to predict whether any of these changes or any other proposals will ultimately be enacted, including as a result of fundamental tax reform.  Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of the units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department and the IRS recently issued final Treasury Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis and the regulations do not specifically authorize all aspects of the proration method we have adopted.  If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Legislation applicable to us for taxable years beginning after 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including penalties and interest) as a result of an audit.  Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed.  If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced.  In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

Investments in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) or other retirement plans, and non-U.S. persons raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. A unitholder that is a tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our common units.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction.  The IRS may challenge these methods or the resulting allocations and such a challenge could adversely affect the value of our common units.

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

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case has now been submitted to the Court of Appeals for its consideration.  We intend to vigorously oppose the judgment through the appeals process.  As of December 31, 2016, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

PDH Litigation

In July 2013, we executed a contract with Foster Wheeler USA Corporation (“Foster Wheeler”) pursuant to which Foster Wheeler was to serve as the general contractor responsible for the engineering, procurement, construction and installation of our PDH facility.  In November 2014, Foster Wheeler was acquired by an affiliate of AMEC plc to form Amec Foster Wheeler plc, and Foster Wheeler is now known as Amec Foster Wheeler USA Corporation (“AFW”).  In December 2015, Enterprise and AFW entered into a transition services agreement under which AFW was partially terminated from the PDH project.  In December 2015, Enterprise engaged a second contractor, Optimized Process Designs LLC (“OPD”), to complete the construction and installation of the PDH facility.

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

▪
In September 2016, we received a Notice of Violation from the New Mexico Environment Department in connection with air emissions at our Chaparral natural gas processing facility.  The eventual resolution of these matters may result in monetary sanctions in excess of $0.2 million.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Unitholder Matters
and Issuer Purchases of Equity Securities.

Our common units are listed on the NYSE under the ticker symbol “EPD.”  As of January 31, 2017, there were approximately 3,030 unitholders of record of our common units.  The following table presents high and low sales prices for our common units for the periods presented (as reported by the NYSE Composite ticker tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units with respect to such periods.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date
2014
1st Quarter	$35.50	$31.51	$0.3550	04/30/14	05/07/14
2nd Quarter	$39.26	$34.52	$0.3600	07/31/14	08/07/14
3rd Quarter	$41.38	$35.55	$0.3650	10/31/14	11/07/14
4th Quarter	$40.95	$30.71	$0.3700	01/30/15	02/06/15
2015
1st Quarter	$36.98	$30.71	$0.3750	04/30/15	05/07/15
2nd Quarter	$34.73	$29.53	$0.3800	07/31/15	08/07/15
3rd Quarter	$31.17	$22.01	$0.3850	10/30/15	11/06/15
4th Quarter	$29.02	$20.76	$0.3900	01/29/16	02/05/16
2016
1st Quarter	$26.70	$19.00	$0.3950	04/29/16	05/06/16
2nd Quarter	$29.43	$23.56	$0.4000	07/29/16	08/05/16
3rd Quarter	$30.11	$25.76	$0.4050	10/31/16	11/07/16
4th Quarter	$27.80	$24.01	$0.4100	01/31/17	02/07/17

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

Recent Issuance of Unregistered Securities

On November 8, 2016, we agreed to issue 44,000 common units to an unaffiliated third party in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (pursuant to Section 4(a)(2) thereof), in exchange for the contribution, assignment, transfer and conveyance of all counterparty rights and interests under a commission agreement between such third party and one of our subsidiaries.  The agreement pursuant to which we issued these common units contained customary representations, warranties and covenants, including the certification of facts relating to the availability of the exemption described above.

Other than as described above, there were no sales of unregistered equity securities during 2016.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

A total of 2,995,957 unit-based awards (restricted common unit and phantom unit awards granted to key employees of EPCO) vested and were converted to common units during 2016.  Of this amount, 409,764 were sold back to us by employees to meet their tax withholding requirements in connection with the vesting of restricted common unit awards.   In addition, 590,855 were sold back to us by employees to meet their tax withholding requirements in connection with the vesting of phantom unit awards.  The total cost of these repurchased units was $23.2 million.  We cancelled such treasury units immediately upon acquisition.

The following table summarizes our repurchase activity during 2016 in connection with these vesting transactions:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
Vesting of restricted unit awards:
February 2016 (1)	388,396	$22.96	--	--
May 2016 (2)	6,633	$25.79	--	--
August 2016 (3)	4,739	$27.06	--	--
September 2016 (4)	3,461	$26.04	--	--
November 2016 (5)	6,535	$24.93	--	--
Vesting of phantom unit awards:
January 2016 (6)	2,553	$26.21	--	--
February 2016 (7)	530,823	$22.88	--	--
May 2016 (8)	5,971	$26.14	--	--
August 2016 (9)	10,260	$27.17	--	--
September 2016 (10)	29,331	$26.34	--	--
November 2016 (11)	11,917	$25.36	--	--

(1) Of the 1,167,578 restricted common unit awards that vested in February 2016 and converted to common units, 388,396 units were sold back to us by employees to cover related withholding tax requirements.
(2) Of the 20,850 restricted common unit awards that vested in May 2016 and converted to common units, 6,633 units were sold back to us by employees to cover related withholding tax requirements.
(3) Of the 17,500 restricted common unit awards that vested in August 2016 and converted to common units, 4,739 units were sold back to us by employees to cover related withholding tax requirements.
(4) Of the 8,250 restricted common unit awards that vested in September 2016 and converted to common units, 3,461 units were sold back to us by employees to cover related withholding tax requirements.
(5) Of the 20,324 restricted common unit awards that vested in November 2016 and converted to common units, 6,535 units were sold back to us by employees to cover related withholding tax requirements.
(6) Of the 14,250 phantom unit awards that vested in January 2016 and converted to common units, 2,553 units were sold back to us by employees to cover related withholding tax requirements.
(7) Of the 1,572,243 phantom unit awards that vested in February 2016 and converted to common units, 530,823 units were sold back to us by employees to cover related withholding tax requirements.
(8) Of the 30,075 phantom unit awards that vested in May 2016 and converted to common units, 5,971 units were sold back to us by employees to cover related withholding tax requirements.
(9) Of the 41,695 phantom unit awards that vested in August 2016 and converted to common units, 10,260 units were sold back to us by employees to cover related withholding tax requirements.
(10)  Of the 70,125 phantom unit awards that vested in September 2016 and converted to common units, 29,331 units were sold back to us by employees to cover related withholding tax requirements.
(11)  Of the 33,067 phantom unit awards that vested in November 2016 and converted to common units, 11,917 units were sold back to us by employees to cover related withholding tax requirements.

In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, could repurchase up to 4,000,000 of our common units on the open market.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2016, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

Item 6.  Selected Financial Data.

The following table presents selected historical consolidated financial data of our partnership.  This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2016 and 2015 and related statements of consolidated operations, comprehensive income, cash flows and equity for the three years ended December 31, 2016, 2015 and 2014, respectively.  As presented in the table, amounts are in millions (except per unit data).

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of operations data:
Total revenues	$23,022.3	$27,027.9	$47,951.2	$47,727.0	$42,583.1
Cost of sales	15,710.9	19,612.9	40,464.1	40,770.2	36,015.5
Other costs and expenses	4,092.7	4,248.4	3,970.9	3,656.8	3,522.7
Equity in income of unconsolidated affiliates	362.0	373.6	259.5	167.3	64.3
Operating income	3,580.7	3,540.2	3,775.7	3,467.3	3,109.2
Interest expense	982.6	961.8	921.0	802.5	771.8
Net income	2,553.0	2,558.4	2,833.5	2,607.1	2,428.0

Net income attributable to noncontrolling interests	39.9	37.2	46.1	10.2	8.1
Net income attributable to limited partners	2,513.1	2,521.2	2,787.4	2,596.9	2,419.9

Earnings per unit:
Basic ($/unit)	1.20	1.28	1.51	1.45	1.40
Diluted ($/unit)	1.20	1.26	1.47	1.41	1.35

Cash distributions paid with respect to period ($/unit)	1.6100	1.5300	1.4500	1.3700	1.2863

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Property, plant and equipment, net	$33,292.5	$32,034.7	$29,881.6	$26,946.6	$24,846.4
Investments in unconsolidated affiliates	2,677.3	2,628.5	3,042.0	2,437.1	1,394.6
Total assets	52,194.0	48,802.2	47,057.7	40,025.5	35,830.9
Long-term debt, including current maturities	23,697.7	22,540.8	21,220.5	17,238.3	16,098.3
Total liabilities	29,928.0	28,301.1	27,365.5	24,585.1	22,534.9
Equity:
Partners’ equity	$22,047.0	$20,295.1	$18,063.2	$15,214.8	$13,187.7
Noncontrolling interests	219.0	206.0	1,629.0	225.6	108.3
Total equity	$22,266.0	$20,501.1	$19,692.2	$15,440.4	$13,296.0

Limited partner units outstanding (millions)	2,117.6	2,012.6	1,937.3	1,871.4	1,797.6

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  For additional information regarding energy commodity prices, see “Selected Energy Commodity Price Data” included under Part II, Item 7 of this annual report.  General information regarding our results of operations can be found under Part II, Item 7 of this annual report.

Property, plant and equipment balances increased in each of the years presented due to our ongoing capital expenditure program, which includes business combinations such as EFS Midstream and Oiltanking.   For information regarding our capital spending program, see “Capital Spending” included under Part II, Item 7 of this annual report.   For information regarding our acquisition of EFS Midstream in 2015 and Oiltanking in 2014, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Investments in unconsolidated affiliates decreased in 2015 primarily due to the sale of our Offshore Business, which included a number of pipeline and platform joint ventures operating in the Gulf of Mexico.   See Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding the sale of this business.

Our debt balances, including related interest expense, increased in each of the years presented primarily due to the funding of a portion of our capital spending program using borrowings under bank credit agreements and the issuance of short- and long-term notes.   For information regarding our debt balances, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Our equity balances, along with the number of common units outstanding, increased in each of the years presented due to the issuance of units in connection with business combinations and the sale of units under our at-the-market program, distribution reinvestment plan and employee unit purchase plan.   Net proceeds generated from the sale of common units were primarily used to fund a portion of our capital spending program.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Years Ended December 31, 2016, 2015 and 2014

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at December 31, 2016.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K for the year ended December 31, 2016 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and export and import terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane); crude oil gathering, transportation, storage, and export and import terminals; petrochemical and refined products transportation, storage, export and import terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems.  Our assets currently include approximately 49,300 miles of pipelines; 260 MMBbls of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 Bcf of natural gas storage capacity.

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

On July 24, 2015, we completed the sale of our Gulf of Mexico operations (the “Offshore Business,” which primarily consisted of our Offshore Pipelines & Services segment) to Genesis Energy, L.P. (“Genesis”).  Our Offshore Business served drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Alabama, Louisiana, Mississippi and Texas.  These operations included approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.  Our consolidated financial statements reflect ownership of the Offshore Business through July 24, 2015.  For additional information regarding sale of the Offshore Business, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Each of our remaining business segments benefits from the supporting role of our related marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the partnership.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

As a result of our acquisition of the member interests of EFS Midstream LLC (“EFS Midstream”) effective July 1, 2015, we began consolidating the financial statements of EFS Midstream as of that date.

Significant Recent Developments

Plans to Construct Isobutane Dehydrogenation Unit at Mont Belvieu

In January 2017, we announced plans to construct a new isobutane dehydrogenation (“iBDH”) unit at our Mont Belvieu complex that is expected to have the capability to produce 425,000 tons per year of isobutylene. The project, which is underwritten by long-term contracts with investment-grade customers, is expected to be completed in the fourth quarter of 2019. Isobutylene produced by the new plant will provide additional feedstocks for our downstream octane enhancement and petrochemical facilities.

Historically, steam crackers and refineries have been the major source of propane and butane olefins for downstream use.  However, with the increased use of light-end feedstocks, specifically ethane, the need for on-purpose olefins production has increased.  Like our propane dehydrogenation (“PDH”) facility, the iBDH plant will help meet market demand where traditional supplies have been reduced.  The new iBDH plant will increase our production of both high purity and low purity isobutylene, both of which are used primarily as feedstock to manufacture lubricants, rubber products and alkylate for gasoline blendstock, as well as methyl tertiary butyl ether for export.

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

Final Payment for EFS Midstream Acquisition

In July 2015, we purchased EFS Midstream from affiliates of Pioneer Natural Resources Company (“PXD”) and Reliance Industries Limited (“Reliance”) for approximately $2.1 billion, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing on July 8, 2015.  The second and final installment of $1.0 billion was paid on July 11, 2016 using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

Expansion of Delaware Basin Network with New Natural Gas Processing Plant
In June 2016, we announced plans to build an additional cryogenic natural gas processing plant and associated pipeline infrastructure in the Delaware Basin.  The new processing plant will be located near Orla, Texas in Reeves County and have a natural gas processing capacity of 300 MMcf/d and the capability to extract more than 40 MBPD of NGLs.  In addition, the project includes construction of natural gas gathering lines that will supply the plant, a pipeline that will deliver residue gas to markets at the Waha hub, and an extension of our Mid-America Pipeline System that will provide Orla customers with NGL takeaway capacity. The facility and related pipeline infrastructure, all of which we will own and operate, are expected to begin service in the second quarter of 2018.  The project is anchored by long-term commitments from a major producer.
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

General Outlook for 2017

Commercial Outlook

General Commodity Price Observations

As a result of significant advances in non-conventional drilling and production technology, North American reserves and production of hydrocarbons, primarily from shale resource basins such as the Eagle Ford in South Texas, the Permian Basin in West Texas and the Appalachia Basin in the Northeast U.S., increased substantially in recent years.   The increase in U.S. hydrocarbon supplies led to a reduction in imports of crude oil, NGLs, refined products and natural gas into the U.S.  Conversely, this trend has resulted in significant increases in hydrocarbon exports from the U.S., particularly of refined products and LPGs.  In light of weaker global economic growth (especially in Europe and China) and in the face of increasing production from North America and certain countries in the Middle East and Africa, global production and inventories of hydrocarbons (particularly crude oil and refined products) began to exceed demand in 2014.

In response to the growing supplies, beginning in November 2014, the Organization of Petroleum Exporting Countries (“OPEC”), opted to defend its market share by maintaining (and in some cases increasing) its crude oil production levels rather than cutting production to balance global markets.  The result was a dramatic decline in global crude oil prices from an average of $93 per barrel in 2014, to $49 per barrel in 2015 and further to $43 per barrel in 2016, as measured by the price of West Texas Intermediate (“WTI”). Prices reached a low of approximately $26 per barrel in February 2016, but have since recovered to over $50 per barrel beginning in December 2016 and into early 2017.

Likewise, as a result of excess domestic supplies and a warm winter in 2015-2016, natural gas prices have also experienced significant weakness in recent years.  As measured at Henry Hub, natural gas prices declined from an average of $4.43 per MMBtu in 2014, to $2.67 per MMBtu in 2015 and further to $2.46 per MMBtu in 2016.   Natural gas prices at Henry Hub fell to a low of $1.64 per MMBtu in March 2016, but have since rebounded to approximately $3.00 per MMBtu in February 2017.  In response to lower energy commodity prices, domestic producers significantly reduced both their drilling and completion activities in most production basins starting in early 2015. As a result of reduced drilling, domestic crude oil production at the end of 2016 was 840 MBPD lower than at its peak in June 2015; however, production of natural gas and NGLs has been relatively stable during this volatile price environment.

While market sentiment on crude oil prices had generally been negative since the winter of 2014, OPEC members discussed an output “freeze” in September 2016 to try to balance the market and reduce excess crude oil inventories.  These discussions caused crude oil prices to stabilize and start increasing.  In November 2016, OPEC members formally agreed to production cuts, starting January 1, 2017, that will be in effect until at least the next OPEC meeting scheduled in May 2017. In addition to OPEC members, certain non-OPEC producers such as Russia agreed to participate in the production cuts, which has further strengthened crude oil and related energy commodity prices.  In addition to the OPEC-led production cuts, many industry experts expect that strong consumer demand for energy and related products due to the lower prices (combined with routine supply disruptions) will accelerate rebalancing of the global oil market, with daily demand exceeding supply as early as the second half of 2017. With the announced cuts and positive supply and demand trends, the forward markets and most industry experts currently forecast that WTI will trade in the $50 to $60 per barrel range between now and 2020.

Supply Side Observations

Due to lower global energy commodity prices, plans for longer lead time, capital intensive projects continue to be delayed (or in some instances cancelled) by exploration and production companies (“E&P”) as they continue to shift their focus to shorter lead time and less risky projects. We believe that projects in U.S. shale resource basins exhibit this low risk, short lead time production profile, and that U.S. shale resources will continue to play an increasing role in both domestic and global markets.  The ongoing impact of U.S. shale production is evident globally as both OPEC members and non-OPEC producers such as Russia adjust their national budgets to deal with the new realities of lower revenues from energy exports and heightened competition from non-conventional resources in the U.S. and Canada.  Many energy economists also believe that outside of some limited excess production capacity within OPEC, U.S. shale production is now the world’s swing crude oil supply.

Since this energy cycle began, the effects of lower energy prices have been widespread throughout the energy industry resulting in lower investment to drill and complete wells, personnel layoffs and a total of 240 E&P, oilfield service and midstream companies filing for bankruptcy.  To preserve capital, certain E&P companies deferred well completions known as drilled but uncompleted wells (“DUCs”).  Also during this period, oilfield service and E&P companies developed better technologies to drill and complete non-conventional wells more efficiently.  Some of these improvements include reductions in days to drill wells, longer horizontal laterals, and fracturing formations at higher pressures.  Improved technology has enabled E&P companies to realize higher returns on capital from developing non-conventional resources at lower energy prices.

While changes in drilling rig counts (as reported by Baker Hughes) have historically been a reliable leading indicator of future production growth or decline, recent developments in technology, high grading of drilling locations and the large inventory of DUCs have reduced the correlation between changes in rig counts and changes in production.  We believe this to be especially true when comparing current rig counts to those prior to 2015.  Rig counts continue, however, to be a good indicator of overall E&P activity and investment.

U.S. E&P company sentiment has improved over the last few months and indications are that their production budgets for 2017 reflect increased activity when compared to the lows experienced in 2016.  Since May 2016, total U.S. drilling rig counts have increased over 330 rigs, or 83%, to 741 rigs as of February 2017. The crude oil rig count increased by 275 to 591 rigs, an increase of approximately 87% from the low in May 2016.   Likewise, the natural gas rig count increased by 68 rigs, or approximately 84%, from the low in August 2016.  Not all regions have reacted equally to the recovery in rig counts.

Permian outlook
The Permian Basin in West Texas and southeastern New Mexico has experienced the largest increase in drilling activity, with the number of active rigs increasing to 301 in February 2017 from 134 in April 2016. The Permian Basin is an oil prone basin with many attributes, including stacked pay zones, light sweet crude and a long history of support for the oil and gas industry.  The current level of producer activity provides support for the construction of incremental midstream infrastructure in the basin.  An area of focus for us has been the development of midstream infrastructure serving producers in the Delaware Basin, which is part of the overall Permian Basin.  During 2016, we completed and placed into service two natural gas processing facilities (South Eddy and Waha) and announced plans for construction of a third facility (Orla) in the Delaware Basin.   In addition, we are developing a major crude oil pipeline system, the Midland-to-ECHO Pipeline System, that would serve producers in the Permian Basin and originate at our Midland, Texas crude oil terminal and extend to our Sealy terminal and on to our ECHO terminal near Houston, Texas.  We are also evaluating several other natural gas and crude oil projects in the Permian Basin.

Eagle Ford outlook
Rig counts in the Eagle Ford shale region have been significantly impacted by the downturn in oil prices. While the number of active drilling rigs in the Eagle Ford shale has increased by 29 rigs, or 103%, to 57 rigs in February 2017 from the low recorded in May 2016, we do not believe this level of activity is high enough to offset natural production declines in the region. The historical peak for Eagle Ford crude oil and natural gas production occurred in March 2015 and was 1.6 million barrels per day and 6.0 Bcf/d, respectively.  The most recent data for Eagle Ford production was 1.0 million barrels per day of crude oil and 4.9 Bcf/d of natural gas.  Until volumes for the Eagle Ford return to near historical peak production, there is excess capacity of midstream infrastructure available in the region.  We still believe that the Eagle Ford offers producers some of the best returns on capital of any region in the country and is also favorably situated near growing consumption and export markets on the U.S. Gulf Coast. We also believe that a significant amount of production and acreage in the Eagle Ford could change ownership in the near future and that such a change in ownership would be supportive of an increase in rig activity and production.

Haynesville outlook
The rig count in the Haynesville shale region has increased recently as ownership of large parcels of producing acreage has changed hands.  The rig count for February 2017 is 30, which represents a 19 rig increase from the low of 11 rigs recorded in February 2016. Drilling in the Haynesville has benefitted from technological advances, which have improved natural gas recoveries per well and resulted in better returns on capital.  With natural gas futures prices currently at approximately $3.00 per MMBtu, we believe Haynesville natural gas production has reached its low point, and that volumes will begin to gradually increase in 2017.  Haynesville production peaked in November 2011 at approximately 7.8 Bcf/d and is currently 3.9 Bcf/d. Until Haynesville volumes return to near historical peak production, there is excess capacity of midstream infrastructure available in the region.

Rockies outlook
Rig counts have increased in both the Piceance basin and the Jonah and Pinedale fields, although rig counts are still at depressed levels.  Drilling activity in the Piceance basin increased from 2 rigs in May 2016 to 5 rigs in February 2017, and in the Jonah and Pinedale fields increased from a combined 4 rigs in November 2016 to 8 rigs in February 2017.  Furthermore, drilling activity in the San Juan basin declined from 2 rigs in November 2015 to 1 rig in February 2017.  Current rig counts in these producing regions will not be enough to offset natural production declines; however, since the natural gas produced from these areas is often rich in NGL content, the recent increase in NGL prices may spur increased drilling activity in these regions. In addition, drilling economics in these regions should benefit as enhanced completion technologies now being employed in the Gulf Coast and Midcontinent areas become more widespread in the Western Rockies, thus increasing returns on incremental capital invested. The Rockies benefit from adequate natural gas and NGL pipeline infrastructure, resulting in favorable netback prices, which help the region compete with other North American plays where takeaway capacity may be constrained.  Like in other areas, higher energy prices could encourage changes in ownership by producers, which could also improve rig counts.

As a result of higher energy commodity prices in the past few months and continued positive sentiment towards price stability, we expect an increase in producer investment and drilling activity in and around our assets in the Permian, Eagle Ford, Haynesville and Rockies regions.   Furthermore, we expect that our assets in these areas are going to be very competitive in supplying services for the resulting new production. We also believe that basins located closest to prime markets on the U.S. Gulf Coast will be preferred by producers due to more favorable economics as compared to other more distant areas (mostly due to lower transportation costs).

Demand Side Observations

Overall demand for petroleum products continues to increase at rates that have generally exceeded economists’ expectations.  We believe the U.S. is very well situated to meet growing global petroleum demand. With the recent improvement in crude oil prices, the U.S Energy Information Administration reports that U.S. crude oil production has started to increase.  As U.S. crude oil production recovers, we expect that some of these new domestic barrels will supplant more of the country’s crude oil imports.  We also expect U.S. refineries to operate at higher utilization rates as a result of strong U.S. motor fuels demand and growing global demand.  In addition, as U.S. crude oil supplies increase, we also expect crude oil exports to grow, with likely markets being Central and South America, Asia and Western Europe where the lighter U.S. crudes make good feedstocks for their refining facilities.

In December 2015, the U.S. government lifted its ban on exporting domestically produced crude oil.  We believe that this should be beneficial to the domestic energy industry in general and to Enterprise in particular.  Our marine terminal assets and related infrastructure are strategically located on the U.S. Gulf Coast.  These assets could benefit from concurrent imports and exports of various grades of crude oil as (i) refineries optimize their crude oil input slate, (ii) trading companies import and export different grades of crude oil depending on global and regional supply-demand factors, and (iii) producers optimize their production depending on market price signals. With significant crude oil export capabilities at Freeport, Texas City, on the Houston Ship Channel and at Beaumont, Texas, lifting of the export ban should have a beneficial impact on our crude oil pipeline, storage and marine terminal assets (without any significant capital expenditure).  However, this outlook could be muted if there is a prolonged decline in domestic crude oil drilling and production, or if overseas crude markets become oversupplied for an extended period and thus discounted from a price standpoint when compared to the U.S. Gulf Coast.

Furthermore, as several new world scale ethylene plants begin operations in the U.S. through the early 2020s, we expect growing domestic demand for ethane, which could in turn drive upstream NGL production increases supported by producer investment and higher rig counts.  We also expect that global demand for heavier NGLs (butanes and natural gasoline) will continue to increase supported by rising global economic activity.  With respect to natural gas demand, we expect it to continue to increase in the form of U.S. power generation demand, growing industrial demand, exports to Mexico and as liquefied natural gas, or LNG.  We believe U.S. producers can provide ample supplies of natural gas at very competitive prices to meet growing global demand.

In recent years, U.S. natural gas and NGLs developed a feedstock price advantage over more costly crude oil derivatives (such as naphtha and Gasoil).  In general, we expect this trend to continue due to: (i) competitive domestic production from low risk, short lead time shale resource plays; (ii) the ability of U.S. producers and their suppliers to harness technology to keep costs down; (iii) anticipated long-term increases in demand for crude oil by developing economies; and (iv) ongoing geopolitical risks and poor rule of law in many areas of the world that are major exporters of crude oil, which may cause unexpected disruptions, and crude oil price increases.  These advantages lend themselves to a variety of long-term demand-side opportunities, including higher demand from the U.S. petrochemical industry and increased exports of various hydrocarbons (e.g., LNG, LPG, ethane and crude oil).

We also believe the trend in the feedstock price advantage of domestically-produced NGLs and their abundance has led to a long-term fundamental change in feedstock selection by the U.S. petrochemical industry, which is the largest consumer of domestic NGLs.  In order to capitalize on this cost advantage, U.S. petrochemical companies have maximized their consumption of domestic NGLs.  Many of these companies are investing billions of dollars to construct world-scale ethylene plants on the Gulf Coast that are designed to consume NGLs (particularly ethane) as feedstock.  U.S. ethylene production capacity is expected to increase by over 40% over the next 3 years.  Below is a list of ethylene plants under construction that are scheduled to begin operations over the next few years based on publicly available information.

Company	Ethylene Production Capacity	Potential Ethane Consumption	Estimated Completion Date
	(Billion lbs/yr)	(MBPD)
Occidental Chemical/Mexichem	1.2	33	2017
Chevron Phillips Chemical	3.3	90	2017
ExxonMobil Chemical	3.3	90	2017
Dow Chemical	3.3	90	2017
Indorama	1.1	30	2017
Shintech	1.1	30	2018
Sasol	3.3	90	2018
Formosa Plastics	3.5	95	2019
Axiall/Lotte	2.2	60	2019
Total Petrochemicals & Refining	2.2	60	2019
Shell	3.5	95	Early 2020s
Total	28.0	763

Additionally, several other petrochemical companies have announced significant expansions and/or conversions at existing facilities that will use ethane as a feedstock.  Almost all of these ethylene plants and the ethylene industry’s major expansions are in close proximity to our existing or planned assets, including our recently completed Aegis Ethane Pipeline.

Based on industry publications, domestic production of ethylene in 2015 and 2016 averaged 155 million pounds per day compared to an average of 145 million pounds per day for the five-year period ending in 2014.  Ethane is the most widely used feedstock by the U.S. petrochemical industry in the production of ethylene. As a result, ethane consumption by domestic petrochemical companies has, at times, been in excess of 1.2 MMBPD.  We believe the U.S. ethylene industry could consume approximately 200 MBPD of additional ethane feedstocks over the next few years through modifications, debottlenecking and expansions at existing facilities.  In addition, we believe that publicly announced new petrochemical plant construction projects, including those noted in the preceding table could consume well over 700 MBPD of additional ethane feedstocks when completed.  However, until these new ethylene plants are completed, ethane production capacity continues to exceed demand, resulting in significant volumes of ethane not being extracted from the natural gas stream by producers and natural gas processors in an effort to balance ethane supply with demand.

We also expect exports of domestically produced ethane will increase in the coming years.  Our Morgan’s Point Ethane Export Terminal, which we placed into service in September 2016, supports growing international demand for abundant U.S. ethane from shale plays and offers the global petrochemical industry a low-cost feedstock option and supply diversification.   The Morgan’s Point Ethane Export Terminal, which is located on the Houston Ship Channel and is the largest of its kind in the world, has an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour of fully refrigerated ethane and is integrated with our Mont Belvieu NGL fractionation and storage complex.

U.S. exports of fully refrigerated LPG continue to increase as a result of ample domestic production, increased export capacity and competitive, transparent pricing when compared to international markets. Overall, U.S. propane waterborne exports increased from approximately 423 MBPD in 2014 to approximately 875 MBPD in 2016.  Markets in Asia and Central and South America have been the major sources of new demand for U.S. LPG exports; however, growing volumes are also being transported to Northwest Europe.  LPG exports from the U.S. Gulf Coast to Central and South America are expected to increase in the future as these economies continue to grow.  Furthermore, we expect that increased volumes of Gulf Coast-sourced LPGs will be exported in the coming years to Asian markets due to faster growth of these economies and the widening of the Panama Canal, which was completed in 2016.  In anticipation of the aforementioned growth in LPG exports, we completed the final phase of the expansion of our LPG export terminal located on the Houston Ship Channel at EHT in December 2015.  This expansion increased our loading rate for LPG at the terminal to approximately 27,500 barrels per hour (nameplate capacity).

Lastly, we believe that natural gas prices will stabilize at around $3.00/MMBtu as U.S. supply and demand fundamentals for this commodity become more balanced through exports and incremental demand from industrial customers and for power generation.  Supply basins with dry natural gas, such as the Haynesville/Bossier, Barnett, Fayetteville, Piceance and Jonah/Pinedale shales, could experience an increase in drilling activity due to their low development costs.  The Haynesville resource basin is an excellent example of a dry gas production area that we believe could experience a substantial increase in drilling activity since it is ideally located to serve future demand from LNG exports and industrial customers on the U.S. Gulf Coast.

Summary

While this period of very low prices has been very difficult for producers, the lower energy commodity prices have led to an increase in energy consumption by individual consumers, particularly for motor fuels, and by energy intensive industries (e.g., steel manufacturing and petrochemicals) as lower energy and feedstock costs reduce the operating costs for such businesses and in some instances make them more competitive globally.  We believe that an increase in demand for crude oil, natural gas and NGLs from these types of industries, along with other positive consumer-driven demand responses to lower energy prices, will continue to balance crude oil supply and demand fundamentals to the extent that current excess inventories begin to decline in 2017.  Regardless of such market dynamics, almost all of the major assets we have under construction or have recently completed, whether supply or demand oriented, are supported by long-term fee-based commitments from producers, shippers and/or end-use customers.  We also believe that as a result of the price downturn which has slowed and/or caused many higher-risk, long-lead time projects to be cancelled, U.S. unconventional resources have gained substantial long-term significance worldwide.

Liquidity Outlook

Debt and equity capital markets for the energy sector were turbulent throughout 2016 as continued volatility and weakness in commodity prices created market uncertainty.  This has generally impacted both the cost of capital and access to debt and equity capital markets.  While there were challenges in the capital markets during 2016, we were able to access both the debt and equity capital markets to support our growth and balance sheet objectives at acceptable costs.  At December 31, 2016, we had $3.78 billion of consolidated liquidity, which was comprised of $3.72 billion of available borrowing capacity under EPO’s revolving credit facilities and $63.1 million of unrestricted cash on hand.  Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations, access to capital markets and access to bank capital to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

We have $800 million in principal amount of senior notes maturing in September 2017.  We expect to refinance this series of senior notes obligation at or near to its maturity.  Our next maturing series of senior notes are due in April and May of 2018 in the aggregate principal amount of $1.1 billion.

The U.S. government is expected to continue to run substantial annual budget deficits in the coming years that will require a corresponding issuance of debt by the U.S. Treasury.  The interest rate on U.S. Treasury debt has a direct impact on the cost of our debt.  At this time, we are uncertain what impact the expected large issuances of U.S. Treasury debt and the prevailing economic and capital market conditions during these future periods will have on the cost and availability of capital.  To that end, we have entered into $275 million of notional forward-starting interest rate swaps to hedge a portion of our expected future debt issuances in connection with the refinancing of debt in 2018.  We continue to monitor and evaluate the condition of the capital markets and our interest rate risk with respect to funding our capital spending program and refinancing upcoming maturities.

Results of Operations

The following table summarizes the key components of our results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
Revenues	$23,022.3	$27,027.9	$47,951.2
Costs and expenses:
Operating costs and expenses:
Cost of sales	15,710.9	19,612.9	40,464.1
Other operating costs and expenses	2,425.6	2,449.4	2,541.8
Depreciation, amortization and accretion expenses	1,456.7	1,428.2	1,282.7
Net losses (gains) attributable to asset sales and insurance recoveries	(2.5)	15.6	(102.1)
Asset impairment and related charges	52.8	162.6	34.0
Total operating costs and expenses	19,643.5	23,668.7	44,220.5
General and administrative costs	160.1	192.6	214.5
Total costs and expenses	19,803.6	23,861.3	44,435.0
Equity in income of unconsolidated affiliates	362.0	373.6	259.5
Operating income	3,580.7	3,540.2	3,775.7
Interest expense	(982.6)	(961.8)	(921.0)
Change in fair market value of Liquidity Option Agreement	(24.5)	(25.4)	--
Other, net	2.8	2.9	1.9
Benefit from (provision for) income taxes	(23.4)	2.5	(23.1)
Net income	2,553.0	2,558.4	2,833.5
Net income attributable to noncontrolling interests	(39.9)	(37.2)	(46.1)
Net income attributable to limited partners	$2,513.1	$2,521.2	$2,787.4

The following table presents each business segment’s contribution to consolidated revenues (net of eliminations) for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
NGL Pipelines & Services:
Sales of NGLs and related products	$8,380.5	$8,044.8	$15,460.1
Midstream services	1,862.0	1,743.2	1,629.7
Total	10,242.5	9,788.0	17,089.8
Crude Oil Pipelines & Services:
Sales of crude oil	5,802.5	9,732.9	19,783.9
Midstream services	712.5	573.0	400.4
Total	6,515.0	10,305.9	20,184.3
Natural Gas Pipelines & Services:
Sales of natural gas	1,591.9	1,722.6	3,181.7
Midstream services	951.1	1,020.7	1,022.1
Total	2,543.0	2,743.3	4,203.8
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,921.9	3,333.5	5,575.5
Midstream services	799.9	778.4	741.0
Total	3,721.8	4,111.9	6,316.5
Offshore Pipelines & Services:
Sales of natural gas	--	--	0.3
Sales of crude oil	--	3.2	8.6
Midstream services	--	75.6	147.9
Total	--	78.8	156.8
Total consolidated revenues	$23,022.3	$27,027.9	$47,951.2

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2016 was Vitol Holding B.V. and its affiliates (collectively, “Vitol”), which accounted for 9.9% of our consolidated revenues. Vitol is a global energy and commodity trading company. The following table presents our consolidated revenues from Vitol by business segment for the year ended December 31, 2016 (dollars in millions):

NGL Pipelines & Services	$1,830.1
Crude Oil Pipelines & Services	171.9
Natural Gas Pipelines & Services	7.8
Petrochemical & Refined Products Services	270.3
Total	$2,280.1

The following table presents selected index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

	Natural Gas,			Normal Butane,		Natural Gasoline,		Refinery Grade Propylene,
									WTI	LLS
		Ethane,	Propane,		Isobutane,		PGP,		Crude Oil,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)

2014 Averages	$4.43	$0.27	$1.04	$1.22	$1.25	$1.98	$0.71	$0.57	$93.01	$96.75

2015 by quarter:
1st Quarter	$2.99	$0.19	$0.53	$0.68	$0.68	$1.10	$0.50	$0.37	$48.63	$52.83
2nd Quarter	$2.65	$0.18	$0.46	$0.59	$0.60	$1.26	$0.42	$0.29	$57.94	$62.97
3rd Quarter	$2.77	$0.19	$0.40	$0.55	$0.55	$0.98	$0.33	$0.21	$46.43	$50.17
4th Quarter	$2.27	$0.18	$0.42	$0.60	$0.61	$0.97	$0.31	$0.18	$42.18	$43.54
2015 Averages	$2.67	$0.18	$0.45	$0.61	$0.61	$1.08	$0.39	$0.26	$48.80	$52.38

2016 by quarter:
1st Quarter	$2.09	$0.16	$0.38	$0.53	$0.53	$0.76	$0.31	$0.18	$33.45	$35.11
2nd Quarter	$1.95	$0.20	$0.49	$0.62	$0.63	$0.96	$0.33	$0.19	$45.59	$47.35
3rd Quarter	$2.81	$0.19	$0.47	$0.63	$0.67	$0.98	$0.38	$0.24	$44.94	$46.52
4th Quarter	$2.98	$0.24	$0.58	$0.83	$0.90	$1.08	$0.36	$0.24	$49.29	$50.53
2016 Averages	$2.46	$0.20	$0.48	$0.65	$0.68	$0.94	$0.34	$0.21	$43.32	$44.88

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

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  Crude oil, natural gas and NGL prices have been depressed since the fourth quarter of 2014 primarily due to an oversupply of these commodities on world markets.  The weighted-average indicative market price for NGLs was $0.50 per gallon in 2016 versus $0.49 per gallon in 2015 and $0.97 per gallon in 2014.

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

We attempt to mitigate commodity price exposure through our hedging activities as well as through converting keepwhole and similar contracts to fee-based arrangements.  See Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our commodity hedging activities.

Consolidated Income Statement Highlights

The following information highlights significant changes in our comparative income statement amounts and the primary drivers of such changes.

Comparison of 2016 with 2015

Revenues
Total revenues for 2016 decreased $4.01 billion when compared to total revenues for 2015.  Revenues from the marketing of crude oil decreased $3.93 billion year-to-year due to lower sales volumes and prices, which accounted for a $2.77 billion decrease and a $1.16 billion decrease, respectively.  Revenues from the marketing of natural gas, petrochemicals, refined products and octane additives decreased a net $513.8 million year-to-year primarily due to lower sales prices, which accounted for a $760.0 million decrease, partially offset by a $246.2 million increase due to higher sales volumes.  Revenues from the marketing of NGLs increased a net $335.7 million year-to-year primarily due to higher sales volumes, which accounted for a $956.2 million increase, partially offset by a $620.5 million decrease due to lower sales prices.

Revenues from midstream services increased a net $134.6 million year-to-year primarily due to the ongoing expansion of our operations.  Revenues increased $144.5 million year-to-year from the assets we acquired in the EFS Midstream acquisition in July 2015.  Revenues from midstream services decreased $76.0 million year-to-year due to the sale of our Offshore Business in July 2015.  The remaining $66.1 million year-to-year increase in revenues from midstream services is primarily due to contractual increases in committed volumes on pipeline assets, such as ATEX and the Aegis Ethane Pipeline (“Aegis”), and the expansion of storage capacity at our terminal assets on the Gulf Coast.

Operating costs and expenses
Total operating costs and expenses for 2016 decreased $4.03 billion when compared to total operating costs and expenses for 2015.  The cost of sales associated with our marketing of crude oil decreased $3.69 billion year-to-year due to lower sales volumes and prices, which accounted for a $2.53 billion decrease and a $1.16 billion decrease, respectively.  The cost of sales associated with our marketing of natural gas, petrochemicals, refined products and octane additives decreased a net $416.1 million year-to-year primarily due to lower purchase prices, which accounted for a $666.1 million decrease, partially offset by a $250.0 million increase due to higher sales volumes.  The cost of sales associated with our marketing of NGLs increased a net $206.5 million year-to-year primarily due to higher sales volumes, which accounted for a $754.2 million increase, partially offset by lower purchase prices, which accounted for a $547.7 million decrease.

Other operating costs and expenses decreased a net $23.8 million year-to-year primarily due to lower maintenance expenses during 2016 when compared to 2015.

Depreciation, amortization and accretion expense in operating costs and expenses for 2016 increased a net $28.5 million when compared to 2015.  A $112.8 million year-to-year increase primarily due to assets we recently constructed and placed into service or acquired was partially offset by an $84.3 million decrease attributable to the sale of our Offshore Business.

Operating costs and expenses also include $52.8 million and $162.6 million of non-cash asset impairment and related charges for the years ended December 31, 2016 and 2015, respectively.  Non-cash asset impairment charges for 2016 primarily relate to the planned abandonment of plant and pipeline assets in Texas and New Mexico.  Related charges for 2016 include a $7.1 million non-cash write-off for assets damaged in a fire at our Pascagoula, Mississippi natural gas processing facility in June 2016.  In 2015, we recorded a $54.8 million asset impairment charge in connection with our sale of the Offshore Business.  The remainder of our non-cash asset impairment charges for 2015 primarily relate to natural gas processing assets in southern Louisiana, certain marine vessels and the abandonment of certain crude oil and natural gas pipeline assets in Texas.

General and administrative costs
General and administrative costs for 2016 decreased $32.5 million when compared to 2015 primarily due to lower costs for employee compensation and professional services.   General and administrative costs for 2016 include $0.7 million of non-cash asset impairment charges.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for 2016 decreased a net $11.6 million when compared to 2015.  Results for 2015 reflect $46.6 million of equity earnings attributable to the Offshore Business sold in July 2015.  This year-to-year decrease was partially offset by a net $30.5 million increase in earnings from our investments in crude oil pipelines, which benefited from the settlement of a rate case by Seaway during 2016.

Operating income
Operating income for 2016 increased $40.5 million when compared to 2015 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for 2016 increased $20.8 million when compared to 2015.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015
Interest charged on debt principal outstanding	$1,088.9	$1,063.4
Impact of interest rate hedging program, including related amortization	30.5	15.4
Interest cost capitalized in connection with construction projects (1)	(168.2)	(149.1)
Other (2)	31.4	32.1
Total	$982.6	$961.8

(1)   We capitalize interest costs incurred on funds used to construct property, plant and equipment while the asset is in its construction phase. Capitalized interest amounts become part of the historical cost of an asset and are charged to earnings (as a component of depreciation expense) on a straight line basis over the estimated useful life of the asset once the asset enters its intended service. When capitalized interest is recorded, it reduces interest expense from what it would be otherwise. Capitalized interest amounts fluctuate based on the timing of when projects are placed into service, our capital spending levels and the interest rates charged on borrowings.
(2)   Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization of debt issuance costs.

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $25.5 million year-to-year primarily due to increased debt principal amounts outstanding during 2016, which accounted for a $54.8 million increase, partially offset by the effect of lower overall interest rates in 2016, which accounted for a $29.3 million decrease.  Our weighted-average debt principal balance for 2016 was $23.41 billion compared to $22.24 billion for 2015.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” and “Capital Spending” within this Part II, Item 7 of this annual report.

Change in fair market value of Liquidity Option Agreement
We recognized a decrease of $0.9 million of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model for the Liquidity Option Agreement.  For information regarding the Liquidity Option Agreement, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes
Income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for 2016 increased $25.9 million when compared to 2015 primarily due to an increase in accruals for the Texas Margin Tax.  In June 2015, the State of Texas lowered the tax rate under the Texas Margin Tax, which resulted in an income tax benefit for us in 2015.

Noncontrolling interests
Net income attributable to noncontrolling interests increased a net $2.7 million in 2016 when compared to 2015.  A $7.8 million year-to-year decrease in net income attributable to the noncontrolling interests in Oiltanking for the period January 1, 2015 to February 13, 2015, which is the date we completed the Oiltanking acquisition, was more than offset by a net $10.5 million year-to-year increase attributable to our majority owned consolidated subsidiaries.

Comparison of 2015 with 2014

Revenues
Total revenues for 2015 decreased $20.92 billion when compared to total revenues for 2014.  Revenues from the marketing of crude oil and natural gas decreased $11.52 billion year-to-year primarily due to lower sales prices, which accounted for a $10.43 billion decrease, and lower sales volumes, which accounted for an additional $1.09 billion decrease.  Revenues from the marketing of NGLs and refined products decreased a net $8.13 billion year-to-year primarily due to lower sales prices, which accounted for an $8.81 billion decrease, partially offset by higher sales volumes, which accounted for a $680.8 million increase.  Revenues from the marketing of petrochemicals, octane additives and high purity isobutylene (“HPIB”) decreased $1.49 billion year-to-year attributable to lower sales prices.

Revenues from midstream services increased a net $249.8 million year-to-year primarily due to the ongoing expansion of our operations.  Revenues increased $163.4 million year-to-year due to the timing of our acquisition of Oiltanking.  Revenues for 2015 also include $117.8 million from assets we acquired in connection with the EFS Midstream acquisition.  Revenues decreased $72.6 million year-to-year primarily due to the sale of our Offshore Business in July 2015.  The remaining $41.2 million year-to-year increase in revenues is primarily due to the timing of completion of various capital projects, including portions of Aegis and expanded crude oil storage capacity at our ECHO terminal.

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

Depreciation, amortization and accretion expenses in operating costs and expenses for 2015 increased $145.5 million when compared to 2014 primarily due to the Oiltanking and EFS Midstream acquisitions, which collectively accounted for $115.7 million of the year-to-year increase.  Accretion expense for 2015 includes $39.5 million recognized for certain asset retirement obligations of our former Offshore Business. For information regarding our asset retirement obligations, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Operating costs and expenses also include $162.6 million and $34.0 million of non-cash asset impairment charges for 2015 and 2014, respectively.  In 2015, we recorded a $54.8 million non-cash asset impairment charge  in connection with the sale of our Offshore Business.  The remainder of our non-cash asset impairment charges for 2015 primarily relate to natural gas processing assets in southern Louisiana, certain marine vessels and the abandonment of certain crude oil and natural gas pipeline assets in Texas.

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

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for 2015 increased $114.1 million when compared to 2014 primarily due to increased earnings from our investments in crude oil and NGL pipeline joint ventures.

Operating income
Operating income for 2015 decreased $235.5 million when compared to 2014 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for 2015 increased $40.8 million when compared to 2014.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2015	2014
Interest charged on debt principal outstanding	$1,063.4	$969.1
Impact of interest rate hedging program, including related amortization	15.4	9.4
Interest cost capitalized in connection with construction projects	(149.1)	(77.9)
Other	32.1	20.4
Total	$961.8	$921.0

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

Change in fair market value of Liquidity Option Agreement
Results for 2015 include $25.4 million of non-cash expense we recorded to recognize changes in the fair market value of the Liquidity Option Agreement.

Income taxes
We recognized an overall income tax benefit of $2.5 million for 2015 compared to a provision for income taxes of $23.1 million for 2014. In June 2015, the State of Texas enacted certain changes to the Texas Margin Tax, which lowered our tax rate.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
Gross operating margin by segment:
NGL Pipelines & Services	$2,990.6	$2,771.6	$2,877.7
Crude Oil Pipelines & Services	854.6	961.9	762.5
Natural Gas Pipelines & Services	734.9	782.6	803.3
Petrochemical & Refined Products Services	650.6	718.5	681.0
Offshore Pipelines & Services	--	97.5	162.0
Total segment gross operating margin (1)	5,230.7	5,332.1	5,286.5
Net adjustment for shipper make-up rights	17.1	7.1	(81.7)
Total gross operating margin (non-GAAP)	$5,247.8	$5,339.2	$5,204.8

(1) Within the context of this table, total segment gross operating margin represents a subtotal and corresponds to measures similarly titled within our business segment disclosures found under Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Total gross operating margin includes equity in the earnings of unconsolidated affiliates, but is exclusive of other income and expense transactions, income taxes, the cumulative effect of changes in accounting principles and extraordinary charges.  Total gross operating margin is presented on a 100% basis before any allocation of earnings to noncontrolling interests.

Gross operating margin by segment for NGL Pipelines & Services and Crude Oil Pipelines & Services reflect adjustments for shipper make-up rights that are included in management’s evaluation of segment results.  However, these adjustments are excluded from non-GAAP total gross operating margin.

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Consolidated Income Statement Highlights” within this Item 7.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
Operating income (GAAP)	$3,580.7	$3,540.2	$3,775.7
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense	1,456.7	1,428.2	1,282.7
Add asset impairment and related charges in operating costs and expenses	52.8	162.6	34.0
Add net losses and subtract net gains attributable to asset sales and insurance recoveries	(2.5)	15.6	(102.1)
Add general and administrative costs	160.1	192.6	214.5
Total gross operating margin (non-GAAP)	$5,247.8	$5,339.2	$5,204.8

Each of our business segments benefits from the supporting role of our marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin for the partnership.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

The following information highlights significant changes in our year-to-year segment results (i.e., our gross operating margin by segment amounts) and the primary drivers of such changes.  The volume statistics presented in the tabular information for each segment are reported on a net basis, taking into account our ownership interests in certain joint ventures, and reflect the periods in which we owned an interest in such operations.  These statistics reflect volumes for newly constructed assets from the dates such assets were placed into service.

NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2016	2015	2014
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$846.6	$895.0	$1,162.0
NGL pipelines, storage and terminals	1,625.4	1,380.9	1,145.7
NGL fractionation	518.6	495.7	570.0
Total	$2,990.6	$2,771.6	$2,877.7
Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	2,965	2,700	2,634
NGL marine terminal volumes (MBPD)	436	302	258
NGL fractionation volumes (MBPD)	828	826	824
Equity NGL production (MBPD) (1)	141	133	116
Fee-based natural gas processing (MMcf/d) (2)	4,736	4,905	4,786

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities

Comparison of 2016 with 2015.  Gross operating margin from natural gas processing and related NGL marketing activities for 2016 decreased $48.4 million when compared to 2015.

Gross operating margin from our natural gas processing plants decreased $123.0 million year-to-year.  Collectively, gross operating margin from our Meeker, Pioneer and Chaco plants decreased $53.8 million year-to-year primarily due to lower processing margins, including the impact of our related hedging activities.  Gross operating margin from our South Texas plants decreased $49.8 million year-to-year attributable to lower average processing fees and margins, which accounted for a combined $38.1 million decrease, and lower fee-based processing volumes of 227 MMcf/d, which accounted for a $15.8 million decrease.  Gross operating margin from our natural gas processing plants in Louisiana and Mississippi decreased a combined $21.6 million year-to-year primarily due to lower processing margins, which accounted for a $6.4 million decrease (including the impact of related hedging activities), and higher operating expenses.  Operating expenses at these plants increased $12.1 million year-to-year, which includes $10.4 million of costs attributable to a fire that occurred at our Pascagoula facility in June 2016.  The Pascagoula facility was repaired and placed back into commercial service in December 2016.

Gross operating margin from our NGL marketing activities increased a net $74.6 million year-to-year primarily due to higher sales volumes, which accounted for a $261.3 million increase, partially offset by a $186.7 million decrease due to lower sales margins. Results from NGL marketing’s export-oriented strategies increased $119.2 million year-to-year, which was partially offset by a $44.6 million net decrease in gross operating margin from NGL marketing’s activities in support of our transportation, storage and plant assets.

Comparison of 2015 with 2014.  Gross operating margin from natural gas processing and related NGL marketing activities for 2015 decreased $267.0 million when compared to 2014.

Gross operating margin from our natural gas processing plants decreased $243.0 million year-to-year primarily due to lower processing margins.  In addition, gross operating margin from our NGL marketing activities for 2015 decreased a net $24.0 million when compared to 2014 primarily due to lower sales margins, which accounted for a $167.4 million decrease, partially offset by a $152.0 million increase due to higher sales volumes.   Results from NGL marketing’s activities in support of our transportation, storage and plant assets decreased $37.6 million year-to-year, which was partially offset by a $13.6 million increase in gross operating margin from NGL marketing’s export-oriented strategies.

NGL pipelines, storage and terminals

Comparison of 2016 with 2015.  Gross operating margin from NGL pipelines, storage and terminal assets for 2016 increased $244.5 million when compared to 2015.  On a combined basis, gross operating margin from ATEX and Aegis increased $117.9 million year-to-year primarily due to a 123 MBPD increase in transportation volumes.  Contracted volume commitments continue to ramp higher through 2018 for ATEX and 2019 for Aegis.  The third and final segment of Aegis was completed in December 2015.

Gross operating margin from EHT and a related pipeline increased $99.5 million year-to-year, primarily due to higher marine terminal and pipeline transportation volumes of 122 MBPD and 113 MBPD, respectively. Gross operating margin from our NGL and related product storage complex in Mont Belvieu, Texas increased $26.1 million year-to-year primarily due to higher fees.

Gross operating margin from our Mid-America Pipeline System, Seminole Pipeline and related terminals increased $10.7 million year-to-year primarily due to lower operating expenses. Gross operating margin from our South Texas NGL Pipeline System increased $9.3 million year-to-year primarily due to higher transportation fees, which escalated in January 2016.

Gross operating margin from our Morgan’s Point Ethane Export Terminal, which was placed into commercial service in September 2016, was a loss of $16.2 million primarily due to commissioning costs. The new terminal is expected to become profitable in 2017 as contractual customer volume commitments increase.

Comparison of 2015 with 2014.  Gross operating margin from NGL pipelines, storage and terminal assets for 2015 increased $235.2 million when compared to 2014.  Gross operating margin from the Chaparral Pipeline, Mid-America Pipeline System, Seminole Pipeline and related terminals increased $63.2 million in 2015 when compared to 2014.  Higher transportation tariffs and other fees, which accounted for a $66.2 million year-to-year increase in gross operating margin, and a $41.1 million year-to-year decrease in operating expenses were partially offset by a $44.1 million decrease in gross operating margin attributable to lower transportation volumes.  Transportation volumes on these three pipelines for 2015 decreased a combined 76 MBPD due in part to lower recoveries of ethane when compared to 2014.  Lower recoveries of ethane at upstream natural gas processing plants served by these pipelines resulted in lower volumes of ethane available for transportation.

Gross operating margin from our investments in the Front Range Pipeline, Texas Express Pipeline and Texas Express Gathering System for 2015 increased $17.8 million primarily due to a combined 28 MBPD increase in transportation volumes (net to our interest) when compared to 2014.  Gross operating margin from ATEX and Aegis increased $18.6 million year-to-year primarily due to a combined 37 MBPD increase in transportation volumes.  Gross operating margin from our South Texas NGL Pipeline System increased $26.5 million year-to-year primarily due to higher transportation volumes of 39 MBPD.  Lastly, gross operating margin from our NGL pipelines and related storage assets increased $14.1 million year-to-year as a result of net operational measurement losses during 2014 that did not reoccur in 2015.

Gross operating margin from EHT and a related pipeline increased $78.6 million year-to-year primarily due to (i) increased fee revenues of $41.9 million earned in 2015 when compared to 2014 due to the timing of our acquisition of Oiltanking and (ii) $36.7 million due to higher year-to-year marine terminal and pipeline transportation volumes of 47 MBPD and 60 MBPD, respectively.  EHT continues to earn margin sharing and other fees from our NGL marketing group as it did prior to the Oiltanking acquisition in October 2014.  Prior to our acquisition of the terminal, these fees were paid to Oiltanking.  Following the acquisition, these fees are charged to our NGL marketing group using intercompany agreements and are reflected in gross operating margin; however, the intercompany amounts are eliminated in the preparation of our consolidated financial statements.  With respect to the $41.9 million year-to-year increase, gross operating margin from this terminal for 2015 reflects a full year of these intercompany fees compared to one quarter in 2014.

NGL fractionation

Comparison of 2016 with 2015.  Gross operating margin from NGL fractionation for 2016 increased $22.9 million when compared to 2015 primarily due to higher fractionation revenues at our Mont Belvieu fractionators.  Fractionation revenues at Mont Belvieu increased $25.6 million year-to-year primarily due to higher fees, which accounted for a $13.2 million increase, and higher fractionation volumes of 10 MBPD, which accounted for an additional $12.4 million increase.

Comparison of 2015 with 2014.  Gross operating margin from NGL fractionation for 2015 decreased $74.3 million when compared to 2014.  Gross operating margin from our Mont Belvieu NGL fractionators decreased $62.8 million year-to-year primarily due to lower product blending and other fee revenues as a result of lower commodity prices in 2015.  Gross operating margin from our Norco NGL fractionator in Louisiana decreased a net $6.0 million year-to-year primarily due to lower revenues from product blending and percent-of-liquids contracts attributable to lower energy commodity prices, which accounted for a $13.4 million year-to-year decrease, partially offset by an $8.9 million increase due to higher fractionation volumes of 13 MBPD.  Gross operating margin from our Hobbs NGL fractionator in Gaines County, Texas decreased $5.1 million year-to-year primarily due to lower fractionation volumes of 8 MBPD.

Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2016	2015	2014
Segment gross operating margin	$854.6	$961.9	$762.5
Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,388	1,474	1,278
Crude oil marine terminal volumes (MBPD)	495	557	691

Comparison of 2016 with 2015.  Gross operating margin from our Crude Oil Pipelines & Services segment for 2016 decreased $107.3 million when compared to 2015.

Gross operating margin from our crude oil marketing and related trucking activities decreased $187.5 million year-to-year primarily due to lower crude oil sales margins, which accounted for a $147.1 million decrease, and $40.4 million of net non-cash mark-to-market losses recognized in 2016 on financial instruments related to blending activities.  As a result of lower crude oil prices, regional price spreads have been less than the transportation costs incurred by our marketing business, particularly on its 75 MBPD of firm capacity on the Seaway Pipeline (25 MBPD of this capacity terminates in June 2017).

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $95.0 million year-to-year primarily due to a 74 MBPD decrease in volumes, which accounted for a $66.6 million decrease, and a $32.4 million decrease due to lower average transportation fees.  The decrease in crude oil transportation volumes is attributable to reduced producer drilling activity in the Eagle Ford Shale.  Gross operating margin from our EFS Midstream system, which we acquired effective July 1, 2015, increased $127.9 million year-to-year due to the timing of the acquisition of these assets.  Gross operating margin for this system reflects twelve months of ownership in 2016 versus six months in 2015.

Gross operating margin from crude oil terminaling services at our Beaumont Marine West and ECHO facilities increased a combined $33.9 million year-to-year primarily due to expansion projects.

Gross operating margin from our investment in Seaway for 2016 increased $14.2 million when compared to 2015 primarily due to the settlement of a rate case with the Federal Energy Regulatory Commission (“FERC”) in the first quarter of 2016.  In February 2016, the FERC issued its decision regarding the various challenges to Seaway’s committed and uncommitted rates in FERC Docket No. IS12-226-000.  The FERC upheld the committed rates and rejected the claim that the committed rates should be reduced to cost-based levels. The FERC’s rulings regarding the uncommitted rates were also largely favorable to Seaway.  Seaway submitted a compliance filing in March 2016 calculating revised uncommitted rates consistent with the FERC’s order. The compliance filing was not challenged and the FERC accepted the revised rates.  On a 100% basis, Seaway recorded a $24.5 million benefit related to settlement of the rate case, with our 50% share of the benefit equating to $12.3 million.

Comparison of 2015 with 2014.  Gross operating margin from our Crude Oil Pipelines & Services segment for 2015 increased $199.4 million when compared to 2014.

Gross operating margin from providing crude oil terminaling services at EHT increased $99.7 million year-to-year primarily due to the timing of the Oiltanking acquisition (i.e., gross operating margin from these services for 2015 reflects a full year of operations versus one quarter for 2014).  The EFS Midstream system contributed $91.1 million of gross operating margin to our 2015 results along with 65 MBPD of throughput volumes.  In addition, gross operating margin from our ECHO terminal in Houston, Texas increased $11.8 million year-to-year due to our completion of an expansion project at this facility during 2015.

Gross operating margin from our equity investment in the Seaway Pipeline increased $76.1 million year-to-year primarily due to contributions from the Seaway Loop, which began commercial operations in December 2014.  Seaway’s transportation volumes increased a net 97 MBPD year-to-year (net to our interest) primarily due to an increase in long-haul volumes.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline System increased $18.5 million year-to-year primarily due to a 50 MBPD increase in pipeline transportation volumes (net to our interest).  Gross operating margin from our West Texas System increased $11.6 million year-to-year primarily due to a 22 MBPD increase in pipeline transportation volumes during 2015.

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

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2016	2015	2014
Segment gross operating margin	$734.9	$782.6	$803.3
Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	11,874	12,321	12,476

Comparison of 2016 with 2015.  Gross operating margin from our Natural Gas Pipelines & Services segment for 2016 decreased $47.7 million when compared to 2015.

Gross operating margin from our Acadian Gas System decreased $18.8 million year-to-year primarily due to reduced transportation fees.  Gross operating margin from our Texas Intrastate System decreased $16.8 million year-to-year primarily due to lower revenues attributable to decreased producer drilling activity in the Eagle Ford Shale and Barnett Shale.  Transportation volumes on our Texas Intrastate System decreased 149 BBtus/d year-to-year.  Collectively, gross operating margin for 2016 from our San Juan, Jonah, Piceance Basin and Fairplay Gathering Systems decreased $18.4 million when compared to 2015, the primarily driver of which is a combined 363 BBtus/d decrease in gathering volumes.  Gross operating margin from our natural gas marketing activities decreased a net $2.8 million year-to-year primarily due to mark-to-market losses recorded in 2016 on financial instruments related to commodity hedging.

Gross operating margin from our Carlsbad Gathering System in West Texas and New Mexico increased $13.0 million year-to-year primarily due to higher gathering volumes of 97 BBtus/d.

Comparison of 2015 with 2014.  Gross operating margin from our Natural Gas Pipelines & Services segment for 2015 decreased $20.7 million when compared to 2014.

Gross operating margin from our San Juan Gathering System decreased a net $19.2 million year-to-year primarily due to (i) a $19.7 million decrease in gathering fees, which are indexed to natural gas prices, (ii) a $12.2 million decrease in condensate sales primarily due to lower sales prices and (iii) a $3.1 million decrease due to lower gathering volumes.  These decreases were partially offset by an $18.0 million charge recorded in 2014 related to the settlement of a contract dispute with a producer.  Gross operating margin from our Piceance Basin and Haynesville Gathering Systems decreased $17.4 million year-to-year primarily due to lower gathering volumes, which accounted for a $12.0 million decrease, and lower gathering fees, which accounted for an additional $5.9 million decrease.  Producers served by these three gathering systems curtailed their drilling programs during 2015 in response to the low price of natural gas.  Collectively, natural gas transportation volumes for these three gathering systems decreased 266 BBtus/d year-to-year.  Gross operating margin from our Texas Intrastate System decreased $13.6 million year-to-year primarily due to an increase in maintenance and other operating expenses.

Gross operating margin from our Jonah Gathering System increased a net $20.4 million year-to-year primarily due to higher gathering fees, which accounted for an $11.6 million increase and higher transportation volumes of 84 BBtus/d, which accounted for an additional $8.4 million increase. Gross operating margin from our Carlsbad Gathering System increased $6.4 million year-to-year primarily due to higher gathering and other fees, which accounted for a $4.1 million increase, and higher volumes of 47 BBtus/d, which accounted for a $3.5 million increase, partially offset by a $2.1 million increase in maintenance and other expenses. Lastly, gross operating margin from our Acadian Gas System increased $5.6 million year-to-year primarily due to lower operating expenses.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2016	2015	2014
Segment gross operating margin:
Propylene fractionation and related activities	$212.1	$189.5	$227.4
Butane isomerization and related operations	52.0	65.2	75.3
Octane enhancement and related plant operations	42.2	144.3	122.4
Refined products pipelines and related activities	305.6	258.8	186.7
Marine transportation and other	38.7	60.7	69.2
Total	$650.6	$718.5	$681.0

Selected volumetric data:
Propylene fractionation volumes (MBPD)	73	71	75
Butane isomerization volumes (MBPD)	108	96	93
Standalone DIB processing volumes (MBPD)	89	79	82
Octane additive and related plant production volumes (MBPD)	22	17	17
Pipeline transportation volumes, primarily refined products & petrochemicals (MBPD)	837	784	758
Refined products and petrochemical marine terminal volumes (MBPD)	389	355	270

Propylene fractionation and related activities

Comparison of 2016 with 2015.  Gross operating margin from propylene fractionation and related activities for 2016 increased $22.6 million when compared to 2015.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased a net $37.1 million year-to-year. When compared to results for 2015, these plants benefitted in 2016 from $29.6 million of lower operating costs, $16.6 million of higher propylene fractionation and other fee revenues, and a $13.1 million increase in gross operating margin attributable to higher propylene fractionation volumes of 3 MBPD. The year-to-year decrease in operating costs is attributable to major maintenance projects that were completed in 2015.  Partially offsetting these benefits was a $22.2 million year-to-year decrease in gross operating margin attributable to lower propylene sales margins.

Pre-commissioning expenses associated with our PDH facility increased $15.5 million during 2016 when compared to 2015. We expect our PDH facility to commence commercial operations mid-2017.

Comparison of 2015 with 2014.  Gross operating margin from propylene fractionation and related activities decreased $37.9 million for 2015 when compared to 2014.  Gross operating margin from our Mont Belvieu propylene fractionation plants decreased $46.4 million year-to-year.  This decrease was primarily due to (i) a $28.3 million increase in operating expenses primarily for major maintenance activities we completed during 2015, (ii) lower propylene sales volumes, which accounted for a $5.0 million decrease, (iii) lower propylene sales margins, which accounted for an additional $3.9 million decrease, and (iv) a $9.2 million decrease primarily due to lower propylene fractionation and other fees.  Gross operating margin from our propylene rail terminal at Mont Belvieu increased $4.4 million for 2015 primarily due to higher fees.  Gross operating margin from the remainder of our propylene fractionation business increased $4.1 million for 2015 when compared to 2014 primarily due to operational measurement losses in 2014 that did not reoccur in 2015.

Isomerization and related operations

Comparison of 2016 with 2015.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for 2016 decreased a net $13.2 million when compared to 2015.  Operating expenses associated with our isomerization facility in Mont Belvieu, Texas increased $22.4 million year-to-year primarily due to major maintenance activities we completed during 2016.  Butane processing revenues increased $7.8 million year-to-year primarily due to higher butane isomerization and standalone DIB processing volumes of 12 MBPD and 10 MBPD, respectively.

Comparison of 2015 with 2014.  Gross operating margin from our butane isomerization and DIB operations for 2015 decreased $10.1 million when compared to 2014.  By-product sales revenues decreased $30.7 million year-to-year primarily due to lower sales prices and isomerization revenues decreased $8.1 million year-to-year primarily due to lower fees.  The decrease in revenues was partially offset by lower maintenance and other operating expenses, which declined $29.4 million year-to-year.

Octane enhancement and related operations

Comparison of 2016 with 2015.  Gross operating margin from our octane enhancement facility and HPIB plant for 2016 decreased $102.1 million when compared to 2015.  This year-to-year decrease in gross operating margin is primarily due to lower sales margins, including the results of our related hedging activities.

Comparison of 2015 with 2014.  Gross operating margin from our octane enhancement facility and HPIB plant for 2015 increased $21.9 million when compared to 2014.  The year-to-year increase in gross operating margin is primarily due to higher sales volumes during 2015 when compared to 2014.

Refined products pipelines and related activities

Comparison of 2016 with 2015.  Gross operating margin from refined products pipelines and related marketing activities for 2016 increased $46.8 million when compared to 2015.  Gross operating margin from our refined products terminals in Beaumont, Texas increased $24.9 million year-to-year primarily due to expansions and higher demand for storage and marine vessel loading services.

Gross operating margin for the TE Products Pipeline and related terminals increased $20.1 million year-to-year primarily due to higher volumes.  Interstate refined products pipeline transportation volumes on our TE Products Pipeline increased 10 MBPD year-to-year. Intrastate refined products and petrochemical pipeline transportation volumes on our TE Products Pipeline increased a combined 40 MBPD year-to-year.

Comparison of 2015 with 2014.  Gross operating margin from our refined products pipelines and related marketing activities for 2015 increased $72.1 million when compared to 2014.  Gross operating margin from providing refined products and petrochemical terminaling services at Beaumont and EHT increased $60.7 million year-to-year primarily due to the timing of the Oiltanking acquisition, which accounted for $45.1 million of the increase (i.e., gross operating margin from the acquired assets for 2015 reflects a full year of operations versus one quarter for 2014).

Gross operating margin from our TE Products Pipeline and related refined products terminals increased $7.9 million year-to-year primarily due to higher tariffs and other fees.  Overall, transportation volumes on the TE Products Pipeline increased a net 30 MBPD year-to-year primarily due to higher refined products and petrochemical transportation volumes.

Other

Gross operating margin from marine transportation and other activities for 2016 decreased $22.0 million when compared to 2015 primarily due to lower demand for marine transportation services attributable to the lower commodity pricing environment.

Offshore Pipelines & Services
We sold our Offshore Business to Genesis on July 24, 2015.  The following table presents segment gross operating margin and selected volumetric data for the Offshore Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted).

	For the Year Ended December 31,
	2015	2014
Segment gross operating margin	$97.5	$162.0
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	587	627
Crude oil transportation volumes (MBPD)	357	330
Platform natural gas processing (MMcf/d)	101	145
Platform crude oil processing (MBPD)	13	14

Amounts presented for 2015 reflect results through the closing date of the sale, July 24, 2015.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At December 31, 2016, we had $3.78 billion of consolidated liquidity, which was comprised of $3.72 billion of available borrowing capacity under EPO’s revolving credit facilities and $63.1 million of unrestricted cash on hand.

We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.

At December 31, 2016, the aggregate carrying value of our product inventories was $1.77 billion compared to $1.04 billion at December 31, 2015.  Our inventories, and associated working capital commitments, have increased significantly since December 31, 2015 primarily due to our marketing groups utilization of contango opportunities using our storage assets.  We expect to gradually settle these inventory positions (valued at approximately $1.1 billion) through the first quarter of 2017, with a corresponding decrease in working capital commitments and related debt.  For additional information regarding our inventories, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at December 31, 2016 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	2017	2018	2019	2020	2021	Thereafter
Commercial Paper Notes	$1,777.2	$1,777.2	$--	$--	$--	$--	$--
Senior Notes	20,650.0	800.0	1,100.0	1,500.0	1,500.0	575.0	15,175.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$23,901.6	$2,577.2	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4

The following information describes significant transactions that affected our consolidated debt obligations during the year ended December 31, 2016:

Issuance of $1.25 Billion of Senior Notes in April 2016
In April 2016, EPO issued $575 million in principal amount of 2.85% senior notes due April 2021 (“Senior Notes RR”), $575 million in principal amount of 3.95% senior notes due February 2027 (“Senior Notes SS”) and $100 million in principal amount of 4.90% reopened senior notes due May 2046 (“Senior Notes QQ”).  Senior Notes RR, SS and QQ were issued at 99.898%, 99.760% and 95.516% of their principal amounts, respectively.  EPO issued these senior notes using the 2013 Shelf (see “Universal shelf registration statement” below).

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

Issuance of Common Units
The following table summarizes the issuance of common units in connection with our at-the-market (“ATM”) program, distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”) for the periods indicated (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Year Ended December 31, 2014:
Common units issued in connection with ATM program	1,590,334	$57.7
Common units issued in connection with DRIP and EUPP	9,754,227	331.1
Total	11,344,561	$388.8

Year Ended December 31, 2015:
Common units issued in connection with ATM program	25,520,424	$817.4
Common units issued in connection with DRIP and EUPP	12,793,913	371.2
Total	38,314,337	$1,188.6

Year Ended December 31, 2016:
Common units issued in connection with ATM program	87,867,037	$2,156.1
Common units issued in connection with DRIP and EUPP	16,316,534	386.7
Total	104,183,571	$2,542.8

In January 2016, we sold an aggregate 3,830,256 common units under the ATM program to privately held affiliates of EPCO, which generated gross proceeds of $100 million.  In February 2016, privately held affiliates of EPCO reinvested an additional $100 million, resulting in the issuance of 4,481,504 common units under our DRIP.

Universal shelf registration statement
In May 2016, we filed with the SEC a new universal shelf registration statement (the “2016 Shelf”), which was immediately effective and replaced our prior universal shelf registration statement filed with the SEC in June 2013 (the “2013 Shelf”).  The 2016 Shelf allows (and the prior 2013 Shelf allowed) Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ATM Program
In July 2016, we filed an amended registration statement with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to the ATM program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The new registration statement was declared effective on July 14, 2016 and replaced our prior registration statement with respect to the ATM program. Following the effectiveness of the new ATM registration statement and after taking into account the aggregate sales price of common units sold under the ATM program through December 31, 2016, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $1.44 billion.

DRIP and EUPP
In May 2016, we filed with the SEC a new registration statement in connection with our DRIP, which was immediately effective and amended a prior registration statement filed in March 2010.  The new registration statement increased the aggregate number of our common units authorized for issuance under the DRIP from 140,000,000 to 240,000,000.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  After taking into account the new registration statement and the number of common units issued under the DRIP through December 31, 2016, we have the capacity to issue an additional 99,258,495 common units under this plan.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our EUPP.  After taking into account the number of common units issued under the EUPP through December 31, 2016, we had the capacity to issue an additional 6,265,475 common units under this plan.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during 2016 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general company purposes.

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

At December 31, 2016 and 2015, our restricted cash amounts were $354.5 million and $15.9 million, respectively.  The balance at December 31, 2016 consisted of initial margin requirements of $35.6 million and variation margin requirements of $318.9 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  Our variation margin requirements increased by $339.3 million since December 31, 2015, primarily due to higher forward commodity prices for NGLs and related hydrocarbons during 2016 relative to our short financial derivative positions in these products.  For information regarding our derivative instruments and hedging activities, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of February 24, 2017, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s and Baa1 from Moody’s.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s and P-2 from Moody’s.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO’s long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

	For the Year Ended December 31,
	2016	2015	2014
Net cash flows provided by operating activities	$4,066.8	$4,002.4	$4,162.2
Cash used in investing activities	4,344.4	3,441.8	5,797.9
Cash provided by (used in) financing activities	321.7	(616.0)	1,653.2

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities.  We operate in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.

Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced throughout 2015 and 2016, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies.  Such non-performance risk could be associated with long-term contracts with minimum volume commitments or fixed demand charges.  We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Comparison of 2016 with 2015

Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2016 increased $64.4 million when compared to the year ended December 31, 2015.  The increase in cash provided by operating activities was primarily due to a $142.4 million year-to-year increase in cash primarily due to the timing of cash receipts and payments related to operations partially offset by an $81.6 million year-to-year decrease in cash distributions received on earnings from unconsolidated affiliates primarily due to the sale of our Offshore Business in July 2015.

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part II, Item 7.

Investing Activities
Cash used in investing activities for the year ended December 31, 2016 increased $902.6 million when compared to the year ended December 31, 2015 primarily due to:

▪
a $1.56 billion year-to-year decrease in cash proceeds from asset sales and insurance recoveries primarily due to the sale of our Offshore Business in July 2015, which generated proceeds of $1.53 billion; and

▪	a $322.7 million year-to-year increase in cash outflows to satisfy restricted cash requirements; partially offset by

▪
an $827.5 million year-to-year decrease in capital spending for consolidated property, plant and equipment (see “Capital Spending” within this Part II, Item 7 for additional information regarding our capital spending program);

▪	an $80.3 million year-to-year decrease in aggregate cash used for business combinations and investments in and advances to unconsolidated affiliates; and

▪	$71.0 million of distributions received in connection with the return of capital from unconsolidated affiliates during 2016.

Financing Activities
Cash provided by financing activities for the year ended December 31, 2016 was $321.7 million compared to cash used in financing activities for the year ended December 31, 2015 of $616.0 million.  The $937.7 million year-to-year change in cash flow from financing activities was primarily due to:

▪
a $1.35 billion year-to-year increase in net cash proceeds from the issuance of common units.  We issued an aggregate 104,183,571 common units in connection with our ATM program, DRIP and EUPP during 2016, which generated $2.54 billion of net cash proceeds.  This compares to an aggregate 38,314,337 common units we issued in connection with these programs and plans during 2015, which collectively generated $1.19 billion of net cash proceeds; partially offset by

▪
a $356.8 million year-to-year increase in cash distributions paid to limited partners during 2016 when compared to 2015.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; and

▪
a $72.6 million year-to-year decrease in net borrowings under our consolidated debt agreements.  EPO issued $1.25 billion and repaid $750.0 billion in principal amount of senior notes during 2016, compared to the issuance of $2.5 billion and repayment of $1.48 billion in principal amount of senior and junior notes during 2015.  Net proceeds from the issuance of short-term notes under EPO’s commercial paper program were $647.9 million during 2016 compared to $202.2 million during 2015.

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

Investing Activities
Cash used in investing activities for the year ended December 31, 2015 decreased $2.36 billion when compared to the year ended December 31, 2014 primarily due to:

▪
a $1.46 billion year-to-year increase in cash proceeds from asset sales and insurance recoveries primarily due to the sale of our Offshore Business in July 2015, which generated proceeds of $1.53 billion;

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

▪	a $947.6 million year-to-year increase in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs; and

▪	an $81.5 million year-to-year increase in cash outflows to satisfy restricted cash requirements.

Financing Activities
Cash used in financing activities for the year ended December 31, 2015 was $616.0 million compared to cash provided by financing activities for the year ended December 31, 2014 of $1.65 billion.  The $2.27 billion year-to-year change in cash flow from financing activities was primarily due to:

▪
a $2.81 billion year-to-year decrease in net borrowings under our consolidated debt agreements.  EPO issued $2.5 billion in senior notes and repaid $1.48 billion in principal amount of debt obligations in 2015 compared to the issuance of $4.75 billion and repayment of $1.15 billion in principal amount of senior notes in 2014.  In addition, net proceeds from the issuance of short-term notes under EPO’s commercial paper program were $202.2 million during 2015 compared to $430.6 million during 2014; and

▪
a $305.6 million year-to-year increase in cash distributions paid to limited partners in 2015 when compared to 2014.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; partially offset by

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

We measure available cash by reference to “distributable cash flow,” which is a non-GAAP liquidity measure.  Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distributions.  Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is, in part, measured by its yield, which is based on the amount of cash distributions a partnership can pay to a unitholder.  Our management compares the distributable cash flow we generate to the cash distributions we expect to pay our partners.  Using this metric, management computes our distribution coverage ratio.

Based on the level of available cash, management proposes a quarterly cash distribution rate to the Board of Enterprise GP, which has sole authority in approving such matters.  Unlike several other master limited partnerships, our general partner has a non-economic ownership interest in us and is not entitled to receive any cash distributions from us based on IDRs or other equity interests.

Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure.   For a discussion of net cash flows provided by operating activities, see the previous section titled “Cash Flows from Operating, Investing and Financing Activities” within this Item 7.

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
Net income attributable to limited partners (1)	$2,513.1	$2,521.2	$2,787.4
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	1,552.0	1,516.0	1,360.5
Add non-cash asset impairment and related charges	53.5	162.6	34.0
Add losses or subtract gains attributable to asset sales and insurance recoveries	(2.5)	15.6	(102.1)
Add cash proceeds from asset sales and insurance recoveries (2)	46.5	1,608.6	145.3
Add changes in fair value of Liquidity Option Agreement (3)	24.5	25.4	--
Add or subtract changes in fair market value of derivative instruments	45.0	(18.4)	30.6
Add cash distributions received from unconsolidated affiliates (4)	451.5	462.1	375.1
Subtract equity in income of unconsolidated affiliates	(362.0)	(373.6)	(259.5)
Subtract sustaining capital expenditures (5)	(252.0)	(272.6)	(369.0)
Add gains from monetization of interest rate derivative instruments accounted for as cash flow hedges (6)	6.1	--	27.6
Add deferred income tax expense or subtract benefit, as applicable	6.6	(20.6)	6.1
Other, net	20.5	(19.0)	42.6
Distributable cash flow	$4,102.8	$5,607.3	$4,078.6

Total cash distributions paid to limited partners with respect to period	$3,394.0	$3,036.8	$2,707.6

Cash distributions per unit declared by Enterprise GP with respect to period (7)	$1.6100	$1.5300	$1.4500

Total distributable cash flow retained by partnership with respect to period (8)	$708.8	$2,570.5	$1,371.0

Distribution coverage ratio (9)	1.21x	1.85x	1.51x

(1)   For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see “Consolidated Income Statements Highlights” within this Part II, Item 7.
(2)   For a discussion of significant changes in cash proceeds from asset sales and insurance recoveries as presented in the investing activities section of our Statements of Consolidated Cash Flows, see “Cash Flows from Operating, Investing and Financing Activities” within this Part II, Item 7.
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
(5)   Sustaining capital expenditures include cash payments and accruals applicable to the period.
(6)   For information regarding these gains and losses, see “Interest Rate Hedging Activities” under Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(7)   See Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our quarterly cash distributions declared with respect to the periods presented.
(8)   At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these years was primarily reinvested in our growth capital spending program, which reduced our reliance on the equity and debt capital markets to fund such major expenditures.
(9)   Distribution coverage ratio is determined by dividing distributable cash flow by total cash distributions paid to limited partners and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP distributable cash flow for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
Net cash flows provided by operating activities	$4,066.8	$4,002.4	$4,162.2
Adjustments to reconcile net cash flows provided by operating activities to distributable cash flow:
Subtract sustaining capital expenditures	(252.0)	(272.6)	(369.0)
Add cash proceeds from asset sales and insurance recoveries	46.5	1,608.6	145.3
Subtract losses or add gains from monetization of interest rate derivative instruments accounted for as cash flow hedges	6.1	--	27.6
Net effect of changes in operating accounts	180.9	323.3	108.2
Other, net	54.5	(54.4)	4.3
Distributable cash flow	$4,102.8	$5,607.3	$4,078.6

Designated Units Issued in Connection with Holdings Merger
In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the “Holdings Merger”).  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the “Designated Units”).  Distributions paid by us to this privately held affiliate of EPCO during 2015 excluded 35,380,000 Designated Units.  The temporary distribution waiver expired in November 2015; therefore, distributions paid to partners during calendar year 2016 were on all outstanding common units.

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

We began commercial service on approximately $2.2 billion of growth capital projects during 2016.  These projects included our Morgan’s Point Ethane Export Terminal, Waha and South Eddy natural gas processing facilities and the completion of over 2 MMBbls of additional crude oil storage capacity at our terminals in Houston and Beaumont.  In addition, we have approximately $6.7 billion of growth capital projects scheduled to be completed by 2020 including our PDH and iBDH facilities, the Midland-to-Sealy segment of our Midland-to-ECHO Pipeline System and completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes.

We currently expect our total capital spending for the year ended December 31, 2017 to approximate $2.3 billion to $2.7 billion, which includes approximately $250 million for sustaining capital expenditures.  Our forecast of capital spending for 2017 is based on our announced strategic operating and growth plans (through the filing date of this annual report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015	2014
EFS Midstream acquisition	$1,000.0	$1,056.5	$--
Oiltanking acquisition:
Cash consideration	--	--	2,416.8
Equity consideration	--	1,408.7	2,171.5
Capital spending for property, plant and equipment, net:
Growth capital projects (1)	2,722.7	3,540.0	2,502.8
Sustaining capital projects (2)	261.4	271.6	361.2
Investments in unconsolidated affiliates	138.8	162.6	722.4
Other investing activities	0.4	5.3	5.8
Total capital spending	$4,123.3	$6,444.7	$8,180.5

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

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the year ended December 31, 2016 involved projects at our Mont Belvieu complex.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of 2016 with 2015.  We acquired EFS Midstream in July 2015 for approximately $2.1 billion in cash, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing in July 2015.  The second and final installment of $1.0 billion was paid in July 2016 using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program. For additional information regarding the EFS Midstream acquisition, including an allocation of the purchase price, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

In total, capital spending for property, plant and equipment decreased $827.5 million year-to-year primarily due to lower growth capital spending during 2016.  Growth capital spending for LPG export expansion projects at EHT and our ethane export facility decreased a combined $328.9 million year-to-year.  We completed two expansion projects during 2015 at our EHT facility that increased our ability to load cargos of fully refrigerated, low-ethane propane to approximately 16.0 MMBbls per month. In September 2016, we placed our Morgan’s Point Ethane Export Terminal into service.  Likewise, growth capital spending on our ethane header system between Corpus Christi, Texas and the Mississippi River in Louisiana decreased $288.1 million year-to-year.  We completed the Aegis Ethane Pipeline (i.e., the largest component of our ethane header system) in December 2015.

Growth capital spending at our ECHO and Beaumont Marine West Crude Oil terminals decreased a combined $146.1 million year-to-year as new storage tanks and related assets were placed into service at these facilities during 2015 and 2016.  Growth capital spending for our Rancho II crude oil pipeline, which is a component of our South Texas Crude Oil Pipeline System, and Midland-to-ECHO Pipeline System decreased a net $95.0 million year-to-year.  We completed the Rancho II pipeline in September 2015.  The Midland-to-ECHO Pipeline System is expected to be completed and placed into service at initial rates of 300 MBPD in the fourth quarter of 2017 once the Midland-to-Sealy segment is constructed.

Growth capital spending at our Mont Belvieu complex increased $67.1 million year-to-year primarily due to ongoing construction of our PDH facility.  Currently, we expect construction of the PDH facility to be completed in the first quarter of 2017 with commercial operations expected to begin in the second quarter of 2017.

Investments in unconsolidated affiliates decreased $23.8 million year-to-year primarily due to the completion of expansion projects on our Eagle Ford Crude Oil Pipeline System during 2015.

Comparison of 2015 with 2014.  Capital spending for 2015 included the initial payment of approximately $1.1 billion to acquire EFS Midstream.  In addition, capital spending during 2015 included $1.4 billion of non-cash equity consideration we issued to complete Step 2 of the Oiltanking acquisition.  Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking was reclassified to limited partners’ equity to reflect the February 2015 issuance of 36,827,517 of our common units.  Capital spending for 2014 reflected total cash and equity consideration of approximately $4.6 billion to OTA to complete Step 1 of the Oiltanking acquisition.  For information regarding the Oiltanking acquisition, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

In total, capital spending for property, plant and equipment increased $947.6 million year-to-year primarily due to higher growth capital spending during 2015.  Growth capital spending at our Mont Belvieu complex increased $385.2 million year-to-year primarily due to construction of the PDH facility.  Growth capital spending for  LPG export expansion projects at EHT and our ethane export facility increased a combined $282.6 million year-to-year.  Growth capital spending on our natural gas processing and related pipeline projects in the Delaware Basin increased a combined $235.2 million year-to-year. Our South Eddy natural gas processing plant and related pipeline infrastructure began operations in May 2016.

Growth capital spending on our Rancho II crude oil pipeline and the expansion of crude oil terminal assets at our ECHO, EHT and Beaumont Marine West terminals increased a combined $218.2 million year-to-year.  Growth capital spending on our Gulf Coast ethane header system increased $208.0 million year-to-year.  Growth capital spending attributable to ATEX and the Rocky Mountain expansion of our Mid-America Pipeline System decreased a combined $264.2 million year-to-year.  These two projects were completed during the first quarter of 2015.

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the periods it benefits.  The majority of our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of an asset.  Our estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of our assets.  At the time we place our assets in service, we believe such assumptions are reasonable; however, circumstances may develop that would cause us to change these assumptions, which would change our depreciation amounts prospectively.  Examples of such circumstances include (i) changes in laws and regulations that limit the estimated economic life of an asset, (ii) changes in technology that render an asset obsolete, (iii) changes in expected residual values or (iv) significant changes in our forecast of the remaining life for the applicable resource basins, if any.

At December 31, 2016 and 2015, the net carrying value of our property, plant and equipment was $33.29 billion and $32.03 billion, respectively.  We recorded $1.22 billion, $1.16 billion and $1.11 billion of depreciation expense for the years ended December 31, 2016, 2015 and 2014, respectively.  For additional information regarding our property, plant and equipment, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Measuring Recoverability of Long-Lived Assets and Fair Value of Equity Method Investments

Long-lived assets, which include property, plant and equipment and intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Examples of such events or changes might be production declines that are not replaced by new discoveries or long-term decreases in the demand or price of natural gas, NGLs, crude oil, petrochemicals or refined products.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  Estimates of undiscounted cash flows are based on a number of assumptions including anticipated operating margins and volumes; estimated useful life of the asset or asset group; and estimated residual values.  If the carrying value of a long-lived asset is not recoverable, an impairment charge would be recorded for the excess of a long-lived asset’s carrying value over its estimated fair value, which is derived from an analysis of the asset’s estimated future cash flows, the market value of similar assets and replacement cost of the asset less any applicable depreciation or amortization.  In addition, fair value estimates also include usage of probabilities for a range of possible outcomes.

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

A significant change in the assumptions we use to measure recoverability of long-lived assets and the fair value of equity method investments could result in our recording a non-cash impairment charge. Any write-down of the carrying values of such assets would increase operating costs and expenses at that time.

During 2016, 2015 and 2014, we recognized non-cash asset impairment charges related to long-lived assets of $45.2 million, $162.6 million and $34.0 million, respectively, which are a component of costs and expenses.  For additional information regarding these impairment charges, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

If our assumptions regarding the estimated economic life of an intangible asset were to change, then the amortization period for such asset would be adjusted accordingly.  Changes in the estimated useful life of an intangible asset would impact operating costs and expenses prospectively from the date of change.  If we determine that an intangible asset’s unamortized cost is not recoverable due to impairment, we would be required to reduce the asset’s carrying value to its estimated fair value through the recording of a non-cash impairment charge.  Any such write-down of the value of an intangible asset would increase operating costs and expenses at that time.

At December 31, 2016 and 2015, the carrying value of our customer relationship and contract-based intangible asset portfolio was $3.86 billion and $4.04 billion, respectively.  We recorded $171.3 million, $174.1 million and $110.6 million of amortization expense attributable to intangible assets for the years ended December 31, 2016, 2015 and 2014, respectively.  For additional information regarding our intangible assets, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the end of each fiscal year, and more frequently, if circumstances indicate it is probable that the fair value of goodwill is below its carrying amount.  Goodwill impairment testing involves determining the fair value of the associated reporting unit.  The fair value of a reporting unit is based on assumptions regarding the future economic prospects of the businesses that make up the reporting unit. Such assumptions include (i) discrete financial forecasts for the associated businesses, which, in turn, rely on management’s estimates of operating margins, throughput volumes and similar inputs; (ii) long-term growth rates for cash flows beyond discrete forecast periods; and (iii) appropriate discount rates.  If the fair value of a reporting unit (including its inherent goodwill) is less than its carrying value, a non-cash charge to operating costs and expenses is required to reduce the carrying value of goodwill to its implied fair value.  At December 31, 2016 and 2015, the carrying value of our goodwill was $5.75 billion.

We did not record any goodwill impairment charges in 2016, 2015 or 2014.  Based on our most recent goodwill impairment test at December 31, 2016, each reporting unit’s fair value was substantially in excess of its carrying value (i.e., by at least 10%).  For additional information regarding our goodwill, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2016 (dollars in millions):

		Payment or Settlement due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of debt obligations (1)	$23,901.6	$2,577.2	$2,600.0	$2,075.0	$16,649.4
Estimated cash payments for interest (2)	$20,370.2	$1,073.3	$2,059.5	$1,825.0	$15,412.4
Operating lease obligations (3)	$438.0	$57.1	$96.8	$78.2	$205.9
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Natural gas	$3,467.5	$912.5	$1,545.1	$1,009.9	$--
NGLs	$140.9	$68.5	$72.4	$--	$--
Crude oil	$1,412.7	$421.7	$702.7	$183.4	$104.9
Petrochemicals and refined products	$514.3	$202.5	$308.8	$3.0	$--
Other	$46.0	$9.5	$18.8	$12.5	$5.2
Underlying major volume commitments:
Natural gas (in TBtus)	992	261	445	286	--
NGLs (in MMBbls)	13	6	7	--	--
Crude oil (in MMBbls)	27	8	13	4	2
Petrochemicals and refined products (in MMBbls)	18	7	11	--	--
Service payment commitments (5)	$585.2	$180.6	$192.6	$102.9	$109.1
Capital expenditure commitments (6)	$57.8	$57.8	$--	$--	$--
Other long-term liabilities (7)	$503.9	$--	$52.1	$302.8	$149.0
Total contractual payment obligations	$51,438.1	$5,560.7	$7,648.8	$5,592.7	$32,635.9

(1)   Represents scheduled future maturities of our consolidated debt principal obligations. For information regarding our consolidated debt obligations, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(2)   Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2016, the contractually scheduled maturities of such balances, and the applicable fixed or variable interest rates paid during 2016. With respect to our variable-rate debt obligations, we applied the weighted-average interest rate paid during 2016 to determine the estimated cash payments. See Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for the weighted-average variable interest rate charged in 2016 in connection with our commercial paper program. In general, our estimated cash payments for interest are significantly influenced by the long-term maturities of our junior subordinated notes (due August 2066 through January 2068). Our estimated cash payments for interest with respect to each junior subordinated note are based on the current fixed interest rate for each note applied to the entire remaining term through the respective maturity date.
(3)   Primarily represents land held pursuant to right-of-way agreements and property leases, leases of underground salt dome caverns for the storage of natural gas and NGLs, the lease of transportation equipment used in our operations and office space with affiliates of EPCO.
(4)   Represents enforceable and legally binding agreements to purchase goods or services as of December 31, 2016. The estimated payment obligations are based on contractual prices in effect at December 31, 2016 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery.
(5)   Primarily represents our unconditional payment obligations under firm pipeline transportation contracts.
(6)   Represents unconditional payment obligations for services to be rendered or products to be delivered in connection with our capital spending program, including our share of the capital spending of our unconsolidated affiliates.
(7)   As reflected on our consolidated balance sheet at December 31, 2016, “Other long-term liabilities” primarily represent the Liquidity Option Agreement, the noncurrent portion of asset retirement obligations and deferred revenues.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for PXD and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.  As of December 31, 2016, we have spent approximately $133 million of the $270 million commitment. Due to the uncertain timing of the remaining potential capital expenditures, we have excluded this amount from the preceding table.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2016 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	21.6	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls) (3)	4.3	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.4	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.3	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	1.8	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	8.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	101.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	124.1	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.2	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	11.5	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	17.1	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4, 5)	156.6	8.3	Mark-to-market
NGL risk management activities (MMBbls) (5)	18.7	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (5)	0.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	27.8	n/a	Mark-to-market

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
(3) Forecasted NGL sales volumes under Natural gas processing exclude 1.2 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current and long-term volumes include 35.3 Bcf and 0.9 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(5) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At December 31, 2016, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪
The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.

▪
The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities.  We achieve this objective by executing fixed-price sales for a portion of our expected equity NGL production using derivative instruments and related contracts.  For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for plant thermal reduction, which is hedged using derivative instruments and related contracts.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	December 31, 2016	January 31, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$0.1	$(5.3)	$0.1
Fair value assuming 10% increase in underlying commodity prices	Liability	(3.7)	(9.7)	(3.6)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	3.9	(0.9)	3.9

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	December 31, 2016	January 31, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$69.6	$(150.3)	$13.9
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	41.7	(227.7)	(23.8)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	97.4	(73.0)	51.7

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	December 31, 2016	January 31, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$42.9	$(42.4)	$(22.1)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	25.9	(80.0)	(70.2)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	60.0	(4.7)	26.1

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

Interest rate swaps exchange the stated interest rate paid on a notional amount of existing debt for the fixed or floating interest rate stipulated in the derivative instrument.  The following table summarizes our portfolio of interest rate swaps at December 31, 2016 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.36%	Fair value hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Interest Rate Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	December 31, 2016	January 31, 2017
Fair value assuming no change in underlying interest rates	Liability	$(0.5)	$(0.8)	$(0.7)
Fair value assuming 10% increase in underlying interest rates	Liability	(2.6)	(2.0)	(1.9)
Fair value assuming 10% decrease in underlying interest rates	Asset	1.7	0.4	0.5

The following table summarizes our portfolio of 30-year forward starting swaps outstanding at December 31, 2016.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2015	December 31, 2016	January 31, 2017
Fair value assuming no change in underlying interest rates	Asset	$--	$36.2	$38.2
Fair value assuming 10% increase in underlying interest rates	Asset	--	49.3	51.3
Fair value assuming 10% decrease in underlying interest rates	Asset	--	22.1	24.0

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague, Fowler and Bulawa under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2016

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2016, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

Our Audit and Conflicts Committee is comprised of independent directors who are not officers or employees of our general partner.  This committee meets regularly with members of management, internal audit staff and representatives of Deloitte & Touche LLP, which is our independent registered public accounting firm, to discuss the adequacy of Enterprise Products Partners L.P.’s internal controls over financial reporting, consolidated financial statements and the nature, extent and results of the audit effort.  Management reviews all of Enterprise Products Partners L.P.’s significant accounting policies and assumptions that affect its results of operations with the Audit and Conflicts Committee.  Both the independent registered public accounting firm and our internal auditors have direct access to the Audit and Conflicts Committee without the presence of management.

Deloitte & Touche LLP has issued its attestation report regarding our internal control over financial reporting.  That report is included within this Item 9A (see “Report of Independent Registered Public Accounting Firm”).

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 24, 2017.

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
Houston, Texas

We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2016.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of consolidated operations, comprehensive income, cash flows, and equity as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
 February 24, 2017

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Partnership Governance.

Partnership Management

General

The following individuals currently serve as members of the Board of Directors (the “Board”) of Enterprise GP:  Richard H. Bachmann, Carin M. Barth, Dr. F. Christian Flach, W. Randall Fowler, James T. Hackett, Charles E. McMahen, William C. Montgomery, Richard S. Snell, A. James Teague, Harry P. Weitzel and Randa Duncan Williams.  Ms. Duncan Williams serves as the non-executive Chairman of the Board, and Mr. Bachmann serves as the non-executive Vice Chairman of the Board.

In addition, Larry J. Casey and Edwin C. Smith serve as “advisory directors” for Enterprise GP, and O.S. Andras serves as an “honorary director.”  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

Marquard & Bahls (“M&B”), a German corporation and ultimate parent of Oiltanking, is entitled to designate a nominee for election to the Board (the “M&B Designee”) as long as M&B and its affiliates beneficially own at least 27,403,676 of our common units issued to M&B and its affiliates in connection with the Oiltanking acquisition. Dr. Flach serves on the Board as the current M&B Designee.  In the event that the M&B Designee becomes unable or unwilling to, or for another reason ceases to, serve as a member of the Board while M&B is entitled to maintain the M&B Designee, M&B may designate another person reasonably acceptable to the Board as a replacement.

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the ASA with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our unitholders do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, all of the officers and directors of our general partner.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of our general partner during 2016 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

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

In his role as Vice Chairman of the Board (a non-executive role), Mr. Bachmann is responsible for, among other things: (i) assisting the Chairman of the Board in the execution of the Chairman of the Board’s functions and responsibilities, as requested from time to time by the Chairman of the Board; and (ii) meeting regularly with the CEO and the President, the Chairman of the Board and other Board members to review our strategic direction.

In his role as CEO, Mr. Teague is our principal executive officer and is responsible for, among other things: (i) managing our overall business strategy and day-to-day operations; (ii) overseeing and providing strategic direction for us, subject to Board approval, in the areas of operations, commercial activities, business development, and health and safety; and (iii) providing the required certifications as principal executive officer of Enterprise GP in connection with our disclosure controls and procedures and internal control over financial reporting.

In his role as President, Mr. Fowler is one of two principal financial officers of Enterprise GP and is responsible for, among other things: (i) managing our overall financial strategy; (ii) overseeing and providing strategic direction for us, subject to Board approval, in the areas of accounting, risk management, finance, treasury and cash management, information technology, investor relations, governmental affairs, and public relations and (iii) providing the required certifications as a co-principal financial officer of Enterprise GP (together with the Chief Financial Officer, or “CFO”) in connection with our disclosure controls and procedures and internal control over financial reporting.

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 24, 2017.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,2,6)	55	Director and Chairman of the Board
Richard H. Bachmann (1,6)	64	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	71	Director and CEO
W. Randall Fowler (1,6,7,8)	60	Director and President
Carin M. Barth (2,6)	54	Director
Dr. F. Christian Flach	49	Director
James T. Hackett (2,3,6)	63	Director
Charles E. McMahen (4,5)	77	Director
William C. Montgomery (4)	55	Director
Richard S. Snell (4,6)	74	Director
Harry P. Weitzel (6,8)	52	Director and Senior Vice President, General Counsel and Secretary
Graham W. Bacon (8)	53	Executive Vice President
William Ordemann (8)	57	Executive Vice President
R. Daniel Boss (8)	41	Senior Vice President (Accounting and Risk Control)
Bryan F. Bulawa (8)	47	Senior Vice President and CFO
Brent B. Secrest (8)	44	Senior Vice President
Michael W. Hanson (8)	49	Vice President and Principal Accounting Officer

(1)   Member of Office of the Chairman
(2)   Member of the Governance Committee
(3)   Chairman of the Governance Committee
(4)   Member of the Audit and Conflicts Committee
(5)   Chairman of the Audit and Conflicts Committee
(6)   Member of the Capital Projects Committee
(7)   Co-Chairman of the Capital Projects Committee
(8)   Executive officer

The following information presents a brief history of the business experience of our directors and executive officers:

Randa Duncan Williams

Ms. Duncan Williams was elected Chairman of the Board of Enterprise GP in February 2013 and a director of Enterprise GP in November 2010.  She also serves as a member of Enterprise GP’s Governance Committee and Capital Projects Committee.  She was elected Chairman of EPCO in May 2010, having previously served as Group Co-Chairman since 1994.  Ms. Duncan Williams has served as a director of EPCO since February 1991.  She also served as a director of the general partner of Enterprise GP Holdings L.P. (“Holdings GP”) from May 2007 to November 2010.

Prior to joining EPCO in 1994, Ms. Duncan Williams practiced law with the firms Butler & Binion and Brown, Sims, Wise & White.  Ms. Duncan Williams previously served on the board of directors of Encore Bancshares from July 2007 until July 2012.  She currently serves on the board of trustees for numerous charitable organizations.  Ms. Duncan Williams is the daughter of the late Mr. Dan L. Duncan, our founder.

Richard H. Bachmann

Mr. Bachmann was elected a director and Vice Chairman of the Board of Enterprise GP in January 2016 and serves as a member of its Capital Projects Committee.  He previously served as a director of Enterprise GP from November 2010 through April 2014. He served as an Executive Vice President of Holdings GP from April 2005 to November 2010 and as a director of Holdings GP from February 2006 to November 2010.  He served as Chief Legal Officer and Secretary of Holdings GP from April 2005 to May 2010.  Mr. Bachmann served as Executive Vice President and Chief Legal Officer of Enterprise Products GP, LLC (“EPGP,” the former general partner of Enterprise) from February 1999 until November 2010 and as Secretary of EPGP from November 1999 to November 2010.  He previously served as a director of EPGP from June 2000 to January 2004 and from February 2006 to May 2010.

Mr. Bachmann was elected President and CEO of EPCO in May 2010 and has served as a director since January 1999.  He previously served as Secretary of EPCO from May 1999 to May 2010 and as a Group Vice Chairman of EPCO from December 2007 to May 2010.  Mr. Bachmann served as a director of DEP Holdings, LLC (“DEP GP”), the general partner of Duncan Energy Partners L.P., from October 2006 to May 2010 and as President and CEO of DEP GP from October 2006 to April 2010.

A. James Teague

Mr. Teague was elected CEO of Enterprise GP in January 2016 and has been a director of Enterprise GP since November 2010.  He also serves as Co-Chairman of the Capital Projects Committee.  Mr. Teague previously served as the Chief Operating Officer (“COO”) of Enterprise GP from November 2010 to December 2015 and served as an Executive Vice President of Enterprise GP from November 2010 until February 2013.  He served as an Executive Vice President of EPGP from November 1999 to November 2010 and additionally as a director from July 2008 to November 2010 and as COO from September 2010 to November 2010.  In addition, he served as Chief Commercial Officer of EPGP from July 2008 until October 2010.  He served as Executive Vice President and Chief Commercial Officer of DEP GP from July 2008 until September 2011.  He previously served as a director of DEP GP from July 2008 to May 2010 and as a director of Holdings GP from October 2009 to May 2010.  Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999.  From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell.  From 1997 to 1998, he was President of Marketing and Trading for MAPCO, Inc.

W. Randall Fowler

Mr. Fowler was elected a director of Enterprise GP in September 2011 and serves as Co-Chairman of the Capital Projects Committee.  He has served as the President of Enterprise GP since January 2016, having previously served as Chief Administrative Officer from April 2015 to January 2016.  He served as Executive Vice President and CFO of Enterprise GP from November 2010 to March 2015 and as Executive Vice President and CFO of EPGP from August 2007 to November 2010.  He also served as President and CEO of DEP GP from April 2010 until September 2011 and as Executive Vice President and CFO of DEP GP from August 2007 to April 2010.  He served as a director of DEP GP from September 2006 until September 2011.

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

Mr. Fowler, a Certified Public Accountant (inactive), joined Enterprise as Director of Investor Relations in January 1999.  He also serves as Chairman of the Board of the Master Limited Partnership Association (formerly National Association of Publicly Traded Partnerships).  Mr. Fowler is on the Advisory Board of Alerian, an independent provider of market intelligence for master limited partnerships (“MLPs”), which includes its benchmark Alerian MLP Index (AMZ).  He also serves on the Advisory Board for the College of Business at Louisiana Tech University.

Carin M. Barth

Ms. Barth was elected a director of Enterprise GP in October 2015 and is a member of its Governance Committee and its Capital Projects Committee.  She is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is Chair of the Audit Committee; Group 1 Automotive, Inc.; Strategic Growth Bancorp Incorporated (a privately held bank holding company located in El Paso), where she is Chair of the Audit Committee; and Capital Bank, SSB, an affiliate of Strategic Growth Bancorp.  Additionally, she is Chairman of the Investment Advisory Committee for the Endowment at Texas Tech University, a Trustee of The Welch Foundation and a board member of the Ronald McDonald House of Houston.

Ms. Barth previously served on the Housing Commission at the Bi-Partisan Policy Center in Washington, DC from 2011 to 2014, and was a Commissioner of the Texas Department of Public Safety from 2008 to 2014.  She also served as a board member of the following: Bill Barrett Corporation from June 2012 to May 2016; Western Refining Inc., where she was Chair of the Audit Committee from March 2006 to January 2016; Methodist Hospital Research Institute from 2007 to 2012; Encore Bancshares, Inc. from 2009 to 2012; Amegy Bancorporation, Inc. from 2006 to 2009; the Texas Public Finance Authority from 2006 to 2008; and the Texas Tech University System Board of Regents from 1999 to 2005.  She was appointed by President George W. Bush to serve as CFO of the U.S. Department of Housing and Urban Development from 2004 to 2005.

Dr. F. Christian Flach

Dr. Flach was elected a director of Enterprise GP in October 2014.  He previously served as Chairman of the Board of Oiltanking GP from March 2014 to October 2014.  He has served as CEO of M&B since 2011 and is also a Member of its Executive Board.  Dr. Flach began working for M&B in May 1996 and has served in various roles for the organization and its affiliates, including General Manager of M&B and Mabanaft, the oil trading business within M&B; lawyer for Oiltanking GmbH; Vice President of Business Development at Oiltanking Houston, L.P.; Director of Corporate Affairs at M&B; Director of Corporate Affairs at Oiltanking GmbH; Director of Human Resources at M&B and Managing Director of Mabanaft.

James T. Hackett

Mr. Hackett was elected a director of Enterprise GP in April 2014 and serves as Chairman of its Governance Committee and as a member of its Capital Projects Committee.  Mr. Hackett is a partner with Riverstone Holdings LLC, a private energy investment firm. He served as Executive Chairman of the board of directors of Anadarko Petroleum Corporation (“Anadarko”), one of the world’s largest independent oil and natural gas exploration and production companies, from 2012 to 2013 after serving as its CEO from 2003 to 2012 and Chairman of the Board from 2006 to 2012.  He also served as Anadarko’s President from 2003 to 2010.  Mr. Hackett is a board member of Flour Corp. and NOV, Inc. as well as Sierra Oil & Gas and Talen Energy (portfolio companies of Riverstone).  He is a former director of Bunge Ltd. and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a member of the Rice University Board of Trustees.  Mr. Hackett is also a former adjunct Professor of Finance at Rice University.

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

William C. Montgomery

Mr. Montgomery was elected a director of Enterprise GP in October 2015 and is a member of its Audit and Conflicts Committee.  He has served as a Partner of Quantum Energy Partners since 2011 and is also a member of its Executive and Investment Committees.  He is responsible for originating and overseeing investments in the oil and gas upstream and oilfield service sectors.  Prior to joining Quantum Energy Partners, Mr. Montgomery was a Partner in the Investment Banking Division of Goldman, Sachs & Co. where, during his tenure, he headed the firm’s Americas Natural Resources Group as well as its Houston office.  His career as a banker spanned 22 years and was focused on large cap energy companies primarily in the upstream and oil service sectors.  He also serves on the board of Apache Corporation.  Mr. Montgomery has been an active civic leader, chairing the boards of The Houston Museum of Natural Science and The St. Francis Episcopal Day School and currently serves on the board of trustees of The Kinkaid School, The Episcopal Health Foundation and the Board of Visitors of the MD Anderson Cancer Center.

Richard S. Snell

Mr. Snell, a Certified Public Accountant, was elected a director of Enterprise GP in September 2011 and is a member of its Audit and Conflicts Committee and its Capital Projects Committee.  He previously served as a director of DEP GP from January 2010 to September 2011 and as a director of the general partner of TEPPCO Partners, L.P. from January 2006 until October 2009.  From June 2000 until February 2006, he served as a director of EPGP. He is of counsel with the law firm of Ytterberg Deery Knull LLP, having been with the firm since late January 2017. Mr. Snell previously served as an attorney with the law firms of Thompson & Knight LLP (from 2000 to early 2017) and Snell & Smith, P.C. (from its founding in 1993 until 2000).

Harry P. Weitzel

Mr. Weitzel was elected a director of Enterprise GP and as a member of its Capital Projects Committee in November 2016 and has served as Senior Vice President, General Counsel and Secretary of Enterprise GP since April 2016.  He previously served as Senior Vice President, Deputy General Counsel and Secretary of Enterprise GP from January 2015 to April 2016.  Mr. Weitzel is currently responsible for all legal functions of Enterprise, including securities, litigation, employment, mergers and acquisitions, and commercial transactions. Mr. Weitzel has extensive experience as a commercial litigator, having practiced over 24 years in Texas and California. He has successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.  Mr. Weitzel has tried cases in state and federal courts, as well as arbitrations under the American Arbitration Association, JAMS and the International Chamber of Commerce.  He has handled appeals in state and federal courts.  Prior to joining Enterprise, Mr. Weitzel was a commercial litigation partner with Pepper Hamilton LLP in Irvine, California from October 2009 to December 2014.

Graham W. Bacon

Mr. Bacon was elected Executive Vice President (Operations and Engineering) of Enterprise GP in October 2015. He previously served as Group Senior Vice President (Operations and Environmental, Health, Safety & Training) from February 2014 to October 2015; as Senior Vice President (Operations) from January 2012 to February 2014; as Vice President (Operations) from June 2006 to January 2012, and as Vice President (Engineering) from September 2005 to May 2006. He joined Enterprise in 1991 and has held a variety of operations and engineering roles. Prior to joining Enterprise, Mr. Bacon worked for Vista Chemical Company.

William Ordemann

Mr. Ordemann was elected Executive Vice President (Commercial) of Enterprise GP in October 2015, having previously served as Group Senior Vice President (Unregulated Liquids, Crude and Natural Gas Services) from April 2012 to October 2015.  He served as Executive Vice President of Enterprise GP from August 2007 to April 2012. He served as COO of EPGP from August 2007 until September 2010 and as its Executive Vice President from August 2007 to November 2010.  He was also elected an Executive Vice President of DEP GP in August 2007 and served in such role until September 2011.  Mr. Ordemann previously served as a Senior Vice President of EPGP from September 2001 to August 2007 and was a Vice President of EPGP from October 1999 to September 2001. He joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. He also served as a director of Oiltanking GP from October 2014 until February 2015.

R. Daniel Boss

Mr. Boss was elected Senior Vice President (Accounting and Risk Control) of Enterprise GP in August 2016.  Mr. Boss served as a Senior Vice President of Enterprise GP from March 2015 to August 2016 with responsibility over our regulated business.  He also served as Vice President (Risk Control) from April 2013 to March 2015 and as Senior Director (Risk Control) from January 2010 to March 2013. While serving in these positions, Mr. Boss was Chairman of the Risk Management Committee and had responsibilities for our marketing risk management policies, transaction controls and derivatives and hedging strategies compliance. Mr. Boss also served as Director (Volume Accounting) from November 2008 until January 2010 where he was responsible for gas marketing and commodity derivatives accounting, hedging and reporting. Prior to joining Enterprise, Mr. Boss held leadership positions with Merrill Lynch Commodities and Dynegy Inc.

Bryan F. Bulawa

Mr. Bulawa was elected Senior Vice President and CFO of Enterprise GP in April 2015.  He also served as Senior Vice President and Treasurer of Enterprise GP from October 2009 to March 2015, Senior Vice President, CFO and Treasurer of DEP GP from April 2010 to September 2011 and as a Director of DEP GP from February 2011 to September 2011. He previously served as Senior Vice President and Treasurer of EPGP from October 2009 to November 2010, as Senior Vice President and Treasurer of DEP GP from October 2009 to April 2010, and as Vice President and Treasurer of EPGP from July 2007 to October 2009. He has also served as Senior Vice President and CFO of EPCO since April 2015, having previously served as Senior Vice President and Treasurer from May 2010 to March 2015.  Mr. Bulawa also served as Chairman of the Board for Oiltanking GP from October 2014 to February 2015.  Prior to joining Enterprise, Mr. Bulawa spent 13 years at Scotia Capital, where he last served as director of the firm’s U.S. Energy Corporate Finance and Distribution group.

Brent B. Secrest

Mr. Secrest was elected Senior Vice President (Liquid Hydrocarbons Marketing) of Enterprise GP in May 2016. He has responsibility for our NGL, crude oil and refined products marketing activities. Mr. Secrest previously served as Vice President (Crude Oil and Refined Products Marketing) from October 2015 to May 2016 and as Vice President (Crude Oil Pipelines and Terminals) from October 2012 to October 2015. He has also served Enterprise in various other leadership positions, including in the areas of NGL marketing and supply, commercial development, distribution, and business analysis. Mr. Secrest has over 20 years of experience in the energy industry and began his career at Basis Petroleum Inc. prior to joining Enterprise in 1996.

Michael W. Hanson

Mr. Hanson was elected a Vice President and Principal Accounting Officer of Enterprise GP in August 2016.  He has served as a Vice President of Enterprise GP since April 2011 with responsibility over Enterprise’s financial and management reporting group within its Accounting department.  He has served Enterprise and its affiliates in various accounting roles since 1992, including as an Assistant Controller since April 2007 and Director of Financial Reporting from November 2004 to March 2007.  Mr. Hanson’s responsibilities include team leadership in the preparation of Enterprise’s quarterly and annual reports.  Mr. Hanson continues to lead Enterprise's financial and management reporting group and reports to Mr. Boss, who has overall team leadership of the Accounting department.

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

Five of our directors are current employees of EPCO and officers of our general partner or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

▪	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;

▪	for Mr. Teague, over 40 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

▪
for Mr. Fowler, over 18 years of experience with our midstream assets, including finance, accounting and investor relations and, for over the last ten years, as a member of our executive management team;

▪
for Mr. Bachmann, over 30 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over the last 18 years, as a member of either EPCO’s or our executive management teams; and

▪
for Mr. Weitzel, over 24 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

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

Because we are a limited partnership and meet the definition of a “controlled company” under the listing standards of the NYSE, we are not required to comply with certain NYSE rules.  In particular, we are not required to comply with Section 303A.01 of the NYSE Listed Company Manual, which would require that the Board of our general partner be comprised of a majority of independent directors.  Currently, five of the eleven Board members of Enterprise GP are independent under NYSE rules; however, this composition may not always be in effect.  Also, we have elected to not comply with Sections 303A.04 and 303A.05 of the NYSE Listed Company Manual, which would require that the Board of Enterprise GP maintain a Nominating Committee and a Compensation Committee, each consisting entirely of independent directors.

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

Audit and Conflicts Committee

The purpose of the Board’s Audit and Conflicts Committee is to address audit and conflicts-related matters.  In accordance with NYSE rules and the Securities Exchange Act of 1934, the Board has named three of its members to serve on the Audit and Conflicts Committee.  Members of the Audit and Conflicts Committee must have a basic understanding of finance and accounting matters and be able to read and understand fundamental financial statements, and at least one member of the Audit and Conflicts Committee shall have accounting or related financial management expertise.  The current members of the Audit and Conflicts Committee are Messrs. McMahen, Montgomery and Snell, all of whom are independent directors, free from any relationship with us or any of our subsidiaries that would interfere with the exercise of independent judgment.  The Board has affirmatively determined that Mr. McMahen satisfies the definition of “Audit Committee Financial Expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

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

Capital Projects Committee

The primary purpose of the Capital Projects Committee is to review and approve certain expenditures by Enterprise GP, Enterprise and/or their respective consolidated subsidiaries in connection with proposed capital projects.  Currently, the Capital Projects Committee is comprised of Ms. Duncan Williams, Ms. Barth and Messrs. Bachmann, Fowler, Hackett, Snell, Teague and Weitzel.  Messrs. Teague and Fowler are co-chairmen of the Capital Projects Committee.

Investor Access to Corporate Governance Information

We provide investors access to information relating to our governance procedures and principles, including the Code of Conduct, Governance Guidelines, the charters of the Audit and Conflicts Committee, the Governance Committee and the Capital Projects Committee, along with other information, through our website, www.enterpriseproducts.com.  You may also contact our Investor Relations department at (866) 230-0745 for printed copies of these documents free of charge.

NYSE Corporate Governance Listing Standards

On March 1, 2016, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, directors and executive officers of Enterprise GP and any persons holding more than 10% of our common units are required to report their beneficial ownership of common units and any changes in their beneficial ownership levels to us and the SEC.  Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes.  All such reporting was done in a timely manner in 2016.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to (i) our principal executive officer, (ii) our principal financial officers and (iii) the other officers of our general partner named below for the year ended December 31, 2016.  Collectively, these individuals were our “named executive officers” for 2016.  To the extent such individuals were named executive officers in the prior two years, their total compensation for those years is presented as well.

				Equity- Based Awards
		Cash Salary			All Other Compensation
Name and Principal Position			Bonus			Total
	Year	($)	($) (1)	($) (2)	($) (3)	($)
A. James Teague	2016	$800,000	$2,100,000	$3,989,926	$606,309	$7,496,235
CEO	2015	793,750	1,800,000	4,108,628	550,701	7,253,079
(Principal Executive Officer)	2014	753,788	1,750,000	4,691,680	10,515,870	17,711,338

W. Randall Fowler	2016	521,178	984,375	2,701,298	328,999	4,535,850
President	2015	459,375	581,250	2,042,400	285,691	3,368,716
(Principal Financial Officer)	2014	427,973	562,500	2,230,200	4,011,435	7,232,108

Bryan F. Bulawa	2016	314,500	245,438	1,292,173	143,905	1,996,016
Senior Vice President and CFO	2015	306,000	233,750	810,152	122,214	1,472,116
(Principal Financial Officer)

William Ordemann	2016	451,150	357,000	1,891,366	230,291	2,929,807
Executive Vice President,	2015	447,400	340,000	1,198,715	184,258	2,170,373
Commercial	2014	433,400	327,000	1,321,600	2,694,010	4,776,010

Graham W. Bacon	2016	375,000	294,000	1,958,576	206,541	2,834,117
Executive Vice President,	2015	320,021	275,000	1,021,200	155,071	1,771,292
Operations and Engineering

Harry P. Weitzel	2016	339,000	262,500	1,000,561	105,701	1,707,762
Senior Vice President, General
Counsel and Secretary

(1)   Amounts represent discretionary annual bonus awards earned by each named executive officer with respect to the year presented. Bonuses awarded for the years ended December 31, 2015 and 2014 were paid in cash in February of the respective following year. For the year ended December 31, 2016, the dollar value of each officer’s discretionary bonus (less any retirement plan deductions and withholding taxes) was remitted through the issuance of an equivalent value of newly issued Enterprise common units in February 2017.
(2)   Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented. Amounts presented for the year ended December 31, 2016 reflect the grant of phantom unit and profits interest awards to each named executive officer. Amounts presented for the years ended December 31, 2015 and 2014 reflect grants of phantom unit awards to each named executive officer.
(3)  Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2016:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Quarterly Distributions Paid On Equity- Based Awards (1)	Life Insurance Premiums	Other	Total All Other Compensation
A. James Teague	$29,150	$563,548	$7,663	$5,948	$606,309
W. Randall Fowler	21,862	298,967	3,267	4,903	328,999
Bryan F. Bulawa	22,525	116,566	842	3,972	143,905
William Ordemann	31,800	189,573	2,838	6,080	230,291
Graham W. Bacon	31,800	167,770	1,518	5,453	206,541
Harry P. Weitzel	26,500	67,242	1,520	10,439	105,701

(1)   Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards, (ii) distributions paid on restricted common units and (iii) distributions paid in connection with profits interest awards. With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2016: Mr. Teague, $475,638; Mr. Fowler, $250,099; Mr. Bulawa, $96,787; Mr. Ordemann, $162,077; Mr. Bacon, $145,260; and Mr. Weitzel, $65,235.

Compensation Discussion and Analysis

Elements of Compensation
With respect to our named executive officers, compensation paid or awarded by us reflects only that portion of compensation paid by EPCO and allocated to us pursuant to the ASA, including an allocation of a portion of the cost of long-term incentive plans of EPCO. The elements of EPCO’s compensation program, along with EPCO’s other incentives (e.g., benefits, work environment and career development), are intended to provide a total rewards package to employees.  The objective of EPCO’s compensation program is to provide competitive compensation opportunities that will align and drive employee performance toward the creation of sustained long-term unitholder value. We believe that our compensation program allows us to attract, motivate and retain high quality talent with the skills and competencies we require. Our compensation packages are designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both our partnership and individual levels and to avoid risks that are likely to conflict with our risk management policies.

For the year ended December 31, 2016, the primary elements of compensation for the named executive officers consisted of annual cash base salary, discretionary annual bonus (satisfied principally through the issuance of Enterprise common units), phantom unit and profits interest awards under long-term incentive arrangements and other compensation, including very limited perquisites.  For the years ended December 31, 2015 and 2014, the primary compensation elements consisted of annual cash base salary, discretionary annual cash bonus awards, phantom unit awards and other compensation, including very limited perquisites.  For the year ended December 31, 2014, other compensation for Messrs. Teague, Fowler and Ordemann also included a cash retention bonus.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria. We believe that the absence of targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ending December 31, 2016 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The bonus awards are discretionary and, in combination with annual base salaries, are intended to yield competitive total compensation levels for the named executive officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the named executive officer may perform services.  The annual bonus amount presented for each named executive officer reflects a general consideration of our overall financial performance for those periods, along with a subjective judgment of each named executive officer’s contribution in support of that performance, without any weight or formula given to any specific financial performance measures.  The bonus amounts are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

Each of our named executive officers has been granted equity-based compensation. The amount of equity-based compensation granted to our named executive officers reflects a general consideration of our overall financial performance, along with a subjective judgment of each named executive officer’s contribution in support of that performance, without any weight or formula given to any specific financial performance measures.  The value of equity-based awards granted to the named executive officers are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

Each of the named executive officers received a grant of phantom unit awards in 2016. In addition, during February 2016, EPCO formed three limited partnerships (generally referred to as “Employee Partnerships”) to serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” in an Employee Partnership. The names of the Employee Partnerships formed in February 2016 are EPD PubCo Unit I L.P. (“PubCo I”), EPD PubCo Unit II L.P. (“PubCo II”) and EPD PrivCo Unit I L.P. (“PrivCo I”). Each of our named executive officers participates in one of these Employee Partnerships.  See “Grants of Equity-Based Awards in Fiscal Year 2016” within this Item 11 for information regarding each type of award granted in 2016.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2016.

In the fourth quarter of 2014, Messrs. Teague, Fowler and Ordemann received cash employee retention payments of $10 million, $5 million and $2.5 million, respectively, less applicable tax withholdings.  These payments were made in connection with retention agreements that EPCO entered into with each such named executive officer in the fourth quarter of 2010.  We were allocated all or a portion of these payments based on the amount of time each officer spent on our affairs since entering into these agreements.  The purpose of the retention agreements was to reinforce and encourage the continued dedication of such officers to EPCO and us as a member of our executive management team.  In order to qualify for the retention payments, each applicable executive officer was required to complete 48 months of continuous employment with EPCO from the effective date of each such officer’s retention agreement. None of the named executive officers have employee retention agreements in place at December 31, 2016.

Overview of Decision-Making Process regarding Compensation of Named Executive Officers
The Audit and Conflicts Committee of our general partner, with input from the EPCO Trustees and EPCO’s human resources department, has ultimate decision-making authority with respect to the compensation of our CEO and our President.  The compensation of our other named executive officers (other than any equity-based awards under EPCO’s long-term incentive plans) is determined by our CEO and our President.  Neither EPCO nor our general partner has a separate compensation committee; however, grants of equity-based compensation under EPCO’s long-term incentive plans (e.g., phantom unit awards) to our named executive officers, including our CEO and our President, must be approved by the Audit and Conflicts Committee.  The issuance of profits interest awards to the named executive officers during 2016 was approved by EPCO’s Board of Directors.

The overall compensation of each named executive officer is not based on any formula or specific performance criteria; rather, the Audit and Conflicts Committee, our President, our CEO and EPCO (as applicable) determine an appropriate level and mix of compensation for each officer on a case-by-case basis.  Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  However, some considerations that the Audit and Conflicts Committee or our President and our CEO (as applicable) may take into account in making the case-by-case compensation determinations include the total value of all elements of compensation and the appropriate balance of internal pay equity among our executive officers. The Audit and Conflicts Committee, our President, our CEO and EPCO (as applicable) also consider individual performance, levels of responsibility and value to the organization.  All compensation determinations are subjective and discretionary.

In making compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by a third party compensation consultant. In 2015, EPCO engaged Meridian Compensation Partners, LLC (the “Consultant”) to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry competitors and other large companies.  The market data for industry competitors included information from Anadarko Petroleum Corporation; CenterPoint Energy, Inc.; Dominion Resources, Inc.; Enbridge Energy Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan Inc.; Magellan Midstream Partners, L.P.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Spectra Energy Corp.; Sunoco Logistics Partners L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TransCanada Corporation.  The market data for other large companies included 56 entities across multiple industries, including well-known companies such as Caterpillar Inc.; Target Corporation; and Honeywell International Inc., among others.

Neither we, nor EPCO, which engages the Consultant, are aware of the specific data of the companies included in the Consultant’s proprietary database for specific positions.  EPCO uses the information provided in the Consultant’s analysis to gauge whether compensation levels reported by the Consultant and the general ranges of compensation for EPCO employees in similar positions are comparable, but that comparison is only a factor taken into consideration and may or may not impact compensation of our named executive officers, for which our Audit and Conflicts Committee (in the case of our President’s and our CEO’s compensation) or our President and our CEO (in the case of compensation to be paid to our other named executive officers) have the ultimate decision-making authority.  EPCO does not otherwise engage in benchmarking for the named executive officers’ positions.

Allocation of Compensation between Us and EPCO and its other affiliates
Under the ASA, the compensation costs of our named executive officers, including those costs related to equity-based awards, are allocated between us and other affiliates of EPCO based on the estimated amount of time that each officer spends on our consolidated businesses in any fiscal year.  These percentages are reassessed at least quarterly.  The following table presents the average approximate amount of time devoted by each of our named executive officers to our consolidated businesses and to EPCO and its other privately held affiliates during each of the years indicated.

		Enterprise Products Partners	EPCO and its other affiliates	Total Time Allocated

Named Executive Officer	Year
A. James Teague	2016	100%	--	100%
	2015	100%	--	100%
	2014	100%	--	100%

W. Randall Fowler	2016	75%	25%	100%
	2015	75%	25%	100%
	2014	75%	25%	100%

Bryan F. Bulawa	2016	85%	15%	100%
	2015	85%	15%	100%

William Ordemann	2016	100%	--	100%
	2015	100%	--	100%
	2014	100%	--	100%

Graham W. Bacon	2016	100%	--	100%
	2015	100%	--	100%

Harry P. Weitzel	2016	100%	--	100%

Grants of Equity-Based Awards in Fiscal Year 2016

The following table presents information concerning each 2016 grant of an equity-based award to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.  No option awards were granted in 2016.

					Grant Date Fair Value of Equity- Based Awards

		Estimated Future Payouts Under Equity Incentive Plan Awards

	Grant Date	Threshold	Target	Maximum
Award Type/Named Executive Officer		(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	2/16/16	--	161,000	--	$3,519,460
W. Randall Fowler	2/16/16	--	124,950	--	2,048,555
Bryan F. Bulawa	2/16/16	--	43,000	--	798,983
William Ordemann	2/16/16	--	65,000	--	1,420,900
Graham W. Bacon	2/16/16	--	65,000	--	1,420,900
Harry P. Weitzel	2/16/16	--	32,500	--	710,450
Profits interest awards:
A. James Teague (3)	2/22/16	--	--	--	470,466
W. Randall Fowler (4)	2/22/16	--	--	--	652,743
Bryan F. Bulawa (5)	2/22/16	--	--	--	493,190
William Ordemann (3)	2/22/16	--	--	--	470,466
Graham W. Bacon (3)	2/22/16	--	--	--	537,676
Harry P. Weitzel (5)	2/22/16	--	--	--	290,111

(1)   Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2016. Based on current allocations, we estimate that the consolidated compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.
(2)   The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 16, 2016 of $21.86 per unit.
(3)   Profits interest awards based on Class B limited partner interests in PubCo I.
(4)   Profits interest awards based on Class B limited partner interests in PrivCo I.
(5)   Profits interest awards based on Class B limited partner interests in PubCo II.

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

Phantom unit awards
The phantom unit awards were granted under the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (the “2008 Plan”). Phantom unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  Phantom unit awards generally vest at a rate of 25% per year beginning one year after the grant date and are non-vested until the required service periods expire. At December 31, 2016, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.

The 2008 Plan provides for the issuance of DERs in connection with phantom unit awards.  DERs entitle the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid to our common unitholders.

Profits interest awards
In February 2016, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed the following Enterprise common units it owned to the Employee Partnerships: (i) 2,723,052 units to PubCo I, (ii) 2,834,198 units to PubCo II and (iii) 1,111,438 units to PrivCo I.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Also on the applicable contribution date, certain key EPCO employees, including the named executive officers, were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

In general, the Class A limited partner earns a quarterly preferred return equal to $0.39 per unit on the number of Enterprise common units contributed by EPCO Holdings to each Employee Partnership, with any residual cash amount remaining in each Employee Partnership being paid to the applicable Class B limited partners on a quarterly basis as a distribution. Upon liquidation of an Employee Partnership, assets having a then current fair market value equal to the Class A limited partner’s capital base in such Employee Partnership will be distributed to the Class A limited partner. Any remaining assets of such Employee Partnership will be distributed to the Class B limited partners of such Employee Partnership as a residual profits interest, which represents the appreciation in value of the Employee Partnership’s assets since the date of EPCO Holdings’ contribution to it, as described above.

Unless otherwise agreed to by EPCO and a majority in interest of the limited partners of each Employee Partnership, such Employee Partnership will terminate at the earliest to occur of (i) 30 days following its vesting date, (ii) a change of control or (iii) a dissolution of the Employee Partnership.  The Class B limited partner interests in PubCo I vest four years from February 22, 2016, and the Class B limited partner interests in PubCo II and PrivCo I vest five years from February 22, 2016.

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

Summary of Long-Term Incentive Arrangements Underlying 2016 Award Grants

The 2008 Plan provides for incentive awards to EPCO’s key employees and non-employee directors and consultants who perform management, administrative or operational functions for us or our affiliates. Awards granted under the 2008 Plan may be in the form of phantom units, DERs, restricted common units, unit options, unit appreciation rights and other unit-based awards or substitute awards. The maximum number of common units authorized for issuance under the 2008 Plan was 40,000,000 at January 1, 2017.  This authorized amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2018 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 2008 Plan through January 1, 2017, a total of 23,336,456 additional common units were available for issuance under this plan.

The profits interest awards were granted to the named executive officers by EPCO in connection with the formation of the Employee Partnerships, which are long-term in nature, and required approval by the Board of Directors of EPCO.  The profits interest awards were not issued under the 2008 Plan.

Equity-Based Awards Outstanding at December 31, 2016

The following information summarizes each named executive officer’s long-term incentive awards outstanding at the close of business on December 31, 2016.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Vesting Date	Unit Awards
		Number of Units That Have Not Vested	Market Value of Units That Have Not Vested

Award Type/Named Executive Officer		(#) (1)	($) (2)
Restricted common unit awards: (3)
A. James Teague	Various	36,100	$976,144
W. Randall Fowler	Various	25,000	676,000
Bryan F. Bulawa	Various	8,124	219,673
William Ordemann	Various	10,000	270,400
Graham W. Bacon	Various	7,750	209,560

Phantom unit awards: (4)
A. James Teague	Various	322,525	8,721,076
W. Randall Fowler	Various	229,950	6,217,848
Bryan F. Bulawa	Various	78,648	2,126,642
William Ordemann	Various	112,375	3,038,620
Graham W. Bacon	Various	103,500	2,798,640
Harry P. Weitzel	Various	49,000	1,324,960

Profits interest awards:
A. James Teague (5)	2/22/20	--	404,636
W. Randall Fowler (6)	2/22/21	--	623,717
Bryan F. Bulawa (7)	2/22/21	--	433,185
William Ordemann (5)	2/22/20	--	404,636
Graham W. Bacon (5)	2/22/20	--	462,441
Harry P. Weitzel (7)	2/22/21	--	216,592

(1)   Represents the total number of restricted common unit and phantom unit awards outstanding for each named executive officer.
(2)   With respect to amounts presented for restricted common unit and phantom unit awards, the market values were derived by multiplying the total number of each award type outstanding for the named executive officer by the closing price of our common units on December 30, 2016 (the last trading day of 2016) of $27.04 per unit. With respect to amounts presented for the profits interest awards, amount represents the estimated liquidation value to be received by the named executive officer based on the closing price of our common units on December 30, 2016 and the terms of liquidation outlined in the applicable Employee Partnership agreement.
(3)   All of the restricted common unit awards vest in 2017.
(4)   Of the 895,998 phantom unit awards presented in the table, the vesting schedule is as follows: 285,487 in 2017; 285,487 in 2018; 202,162 in 2019 and 122,862 in 2020.
(5)   With respect to PubCo I, the profit interest share held by Messrs. Teague, Ordemann and Bacon at December 31, 2016 was approximately 4.09%, 4.09% and 4.68%, respectively.
(6)   Mr. Fowler’s share of the profits interest in PrivCo I was approximately 15.15% at December 31, 2016.
(7)   Mr. Bulawa’s and Mr. Weitzel’s share of the profits interest in PubCo II was approximately 4.21% and 2.11%, respectively, at December 31, 2016.

EPCO’s long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units. There were no unit option awards outstanding at December 31, 2016.

Vesting of Equity-Based Awards in 2016

The following table presents the vesting of restricted common unit and phantom unit awards to our named executive officers during the year ended December 31, 2016.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of Units Acquired on Vesting	Value Realized on Vesting

Named Executive Officer	(#) (1)	($) (2)
A. James Teague:
Restricted common unit awards	68,500	$1,564,597
Phantom unit awards	65,675	1,486,438
W. Randall Fowler:
Restricted common unit awards	50,000	1,143,500
Phantom unit awards	42,500	962,225
Bryan F. Bulawa:
Restricted common unit awards	16,248	371,592
Phantom unit awards	14,326	324,520
William Ordemann:
Restricted common unit awards	20,000	457,400
Phantom unit awards	19,125	440,088
Graham W. Bacon:
Restricted common unit awards	15,000	342,780
Phantom unit awards	15,500	351,065
Harry P. Weitzel:
Phantom unit awards	5,500	144,155

(1)   Represents the gross number of common units acquired upon vesting of restricted common unit and phantom unit awards, as applicable, before adjustments for associated tax withholdings.
(2)   Amount determined by multiplying the gross number of restricted common unit and phantom unit awards, as applicable, that vested during 2016 by the closing price of our common units on the date of vesting.

Potential Payments Upon Termination or Change-in-Control

None of the named executive officers have any employment agreements that call for the payment of termination or severance benefits or provide for any payments in the event of a change in control of our general partner.

The vesting of profits interest awards under the Employee Partnerships is subject to acceleration upon a change of control (as defined below).  In addition, vesting of equity-based awards under EPCO’s long-term incentive plans is subject to acceleration upon a qualifying termination, including termination after a change of control of our general partner.  Qualifying termination under such awards generally means a termination as an employee of EPCO or an affiliated group member (i) upon death, (ii) a qualifying long-term disability, (iii) a qualifying retirement, or (iv) within one year after a change of control (as defined), other than a termination for cause (as defined) or termination by such person that is not a qualifying termination for good reason (as defined).

A “change of control” under these awards is generally defined to mean that the descendants, heirs and/or legatees of Dan L. Duncan, and/or trusts (including, without limitation, one or more voting trusts) established for their benefit, collectively, cease, directly or indirectly, to control our general partner.  Mr. Duncan passed away in March 2010.

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

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2016.

Submitted by:       Randa Duncan Williams
Richard H. Bachmann
A. James Teague
W. Randall Fowler
Carin M. Barth
Dr. F. Christian Flach
James T. Hackett
Charles E. McMahen
William C. Montgomery
Richard S. Snell
Harry P. Weitzel

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2016.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers are made, as applicable, by the Audit and Conflicts Committee of our general partner, our CEO, our President, and EPCO.

Director Compensation

Neither we nor our general partner provide any additional compensation to employees of EPCO in exchange for their services as directors of our general partner.  For calendar year 2016, the independent voting directors of our general partner were compensated as follows:

▪
each received an $85,000 annual cash retainer and an annual grant of our common units having a fair market value, based on the closing price of such security on the trading day immediately preceding the date of grant, of approximately $85,000;

▪	if the individual served as a chairman of the Audit and Conflicts Committee, then he received an additional $20,000 annual cash retainer; and

▪	if the individual served as a chairman of the Governance Committee, then he received an additional $15,000 annual cash retainer.

The cash portion of the compensation described above (i) was paid quarterly and (ii) was prorated for the number of days in a calendar quarter that an individual served as an independent voting director and/or as a chairman of the Audit and Conflicts Committee and/or the Governance Committee.

Our advisory directors, Messrs. Casey and Smith, each received a $150,000 annual cash retainer in 2016. As an honorary director, O.S. Andras received a $20,000 annual cash retainer.

The director compensation program for calendar year 2017 is expected to be the same as 2016 with the exception of adding a $2,500 per meeting fee for those independent voting directors that serve on the recently formed Capital Projects Committee.

We bear all costs attributable to the compensation of directors of our general partner. The following table summarizes compensation paid to the non-employee directors of our general partner in 2016:

	Fees Earned or Paid in Cash	Value of Equity-Based Awards

			Total
Non-Employee Director	($)	($)	($)
Carin M. Barth	$85,000	$85,000	$170,000
Larry J. Casey (1)	150,000	--	150,000
James T. Hackett (2)	100,000	85,000	185,000
Charles E. McMahen (3)	105,000	85,000	190,000
William C. Montgomery	85,000	85,000	170,000
Edwin E. Smith (1)	150,000	--	150,000
Richard S. Snell	85,000	85,000	170,000
O.S. Andras (4)	20,000	--	20,000

(1)   Messrs. Casey and Smith serve as advisory directors.
(2)   Mr. Hackett serves as chairman of the Governance Committee.
(3)   Mr. McMahen serves as chairman of the Audit and Conflicts Committee.
(4)   Mr. Andras serves as an honorary director.

Dr. Flach does not receive any compensation for his services as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
  Unitholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 15, 2017, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner		Percent of Class
Common units	Randa Duncan Williams (1)	685,481,428	32.3%
	1100 Louisiana Street, 10th Floor
	Houston, Texas 77002

(1)   For a detailed listing of the ownership amounts that comprise Ms. Duncan Williams’ total beneficial ownership of our common units, see the table presented in the following section, “Security Ownership of Management,” within this Item 12.

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

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of our common units, including restricted common units, as of February 15, 2017 by (i) our named executive officers for 2016; (ii) the current directors of Enterprise GP; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and Nature Of Beneficial Ownership
	Positions with Enterprise GP at February 15, 2017
			Percent of Class

Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by DD LLC Voting Trust:
Through DFI GP Holdings L.P.		81,688,412	3.9%
Through Dan Duncan LLC		41,762	*
Units controlled by EPCO Voting Trust:
Through EPCO		1,046,612	*
Through EPCO Investments L.P.		33,708,091	1.6%
Through EPCO Holdings, Inc.		547,903,777	25.8%
Through Employee Partnerships		6,773,688	*
Units controlled by Alkek and Williams, Ltd.		326,000	*
Units controlled by Chaswil, Ltd.		10,000	*
Units controlled by family trusts (1)		13,969,956	*
Units owned personally (2)		13,130	*
Total for Randa Duncan Williams		685,481,428	32.3%

* Represents a beneficial ownership of less than 1% of class
(1)   The number of common units presented for Ms. Duncan Williams includes (i) 10,581,125 common units held by family trusts for which she serves as a director of an entity trustee but has disclaimed beneficial ownership (except to the extent of her pecuniary interest therein) and (ii) 3,388,831 common units held by a trust for which she and/or members of her immediate family are beneficiaries but for which she does not serve as a trustee and therefore disclaims beneficial ownership.
(2)   The number of common units presented for Ms. Duncan Williams includes 9,090 common units held by her spouse and 4,040 common units held jointly with her spouse.

A privately held affiliate of EPCO has pledged 118,000,000 of our common units that they own as security under such affiliate’s credit facilities.  These credit facilities include customary provisions regarding potential events of default.  As a result, a change in ownership of these units could result if an event of default ultimately occurred.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 15, 2017	Ownership	Class
Richard H. Bachmann (1)	Director and Vice Chairman of the Board	1,352,313	*
A. James Teague (2,3)	Director and CEO	1,574,731	*
W. Randall Fowler (2,4)	Director and President	1,344,711	*
Carin M. Barth	Director	13,126	*
Dr. F. Christian Flach	Director	--	*
James T. Hackett (5)	Director	288,284	*
Charles E. McMahen	Director	101,680	*
William C. Montgomery	Director	40,626	*
Richard S. Snell (6)	Director	54,075	*
Harry P. Weitzel (2,7)	Director and Senior Vice President, General Counsel and Secretary	21,785	*
William Ordemann (2,8)	Executive Vice President	939,140	*
Graham W. Bacon (2,9)	Executive Vice President	183,519	*
Bryan F. Bulawa (2,10)	Senior Vice President and CFO	150,033	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (17 individuals in total) (11)		691,690,663	32.6%

* Represents a beneficial ownership of less than 1% of class
(1)   The number of common units presented for Mr. Bachmann includes 9,588 common units held by his spouse.
(2)   These individuals are named executive officers for the year ended December 31, 2016.
(3)   The number of common units presented for Mr. Teague includes 53,000 common units held by a trust.  In addition, the number of common units presented for Mr. Teague includes an aggregate 105,925 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(4)   The number of common units presented for Mr. Fowler includes 500,000 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).  In addition, the number of common units presented for Mr. Fowler includes an aggregate 73,738 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(5)   The number of common units presented for Mr. Hackett includes (i) 9,661 common units held by family trusts and (ii) 58,000 common units held by family limited partnerships.
(6)   The number of common units presented for Mr. Snell includes 2,956 common units held by his spouse.
(7)   The number of common units presented for Mr. Weitzel includes an aggregate 8,125 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(8)   The number of common units presented for Mr. Ordemann includes an aggregate 33,750 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(9)   The number of common units presented for Mr. Bacon includes an aggregate 31,750 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(10) The number of common units presented for Mr. Bulawa includes an aggregate 25,074 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(11)  Cumulatively, this group’s beneficial ownership amount includes an aggregate 307,279 phantom units that vested in late February 2017, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of January 1, 2017 regarding the long-term incentive plans of EPCO under which our common units have been authorized for issuance.  For additional information regarding our equity-based compensation, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
1998 Plan (1)	--	--	191,014
2008 Plan (2)	--	--	23,336,456
Equity compensation plans not approved by unitholders:
None	--	--	--
Total for equity compensation plans	--	--	23,527,470

(1) Amount presented in column (c) represents the number of restricted common units outstanding under the plan at December 31, 2016.  These awards vest in 2017 and convert to common units.  The Enterprise Products 1998 Long-Term Incentive Plan (the “1998 Plan”) is effectively closed and no new awards have been granted under this plan since 2014.
(2)      At December 31, 2016, the total number of common units authorized for issuance under the 2008 Plan was 35,000,000 common units.  This amount increased by 5,000,000 common units on January 1, 2017 and will increase by an additional 5,000,000 common units subsequently on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate amount available for issuance under the 2008 Plan exceed 70,000,000 common units.

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

Review and Approval of Transactions with Related Parties

We consider transactions between us and our subsidiaries and unconsolidated affiliates, on the one hand, and our executive officers and directors (or their immediate family members), our general partner or its affiliates (including other companies owned or controlled by the DD LLC Trustees or the EPCO Trustees), on the other hand, to be related party transactions.  As further described below, our partnership agreement sets forth general procedures by which related party transactions and conflicts of interest may be approved or resolved by Enterprise GP or its Audit and Conflicts Committee.  In addition, the Audit and Conflicts Committee charter, Enterprise GP’s written internal review and approval policies and procedures (referred to as its “management authorization policy”) and the amended and restated ASA with EPCO address specific types of related party transactions, as further described below.

Our Audit and Conflicts Committee is comprised of three independent directors:  Charles E. McMahen, William C. Montgomery and Richard S. Snell.  In accordance with its charter, the Audit and Conflicts Committee reviews and approves related party transactions:

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

The Audit and Conflicts Committee did not review or approve any related party transactions during the year ended December 31, 2016.

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

Related party transactions that are outside the scope of the ASA and not reviewed by the Audit and Conflicts Committee are subject to Enterprise GP’s management authorization policy.  This policy, which applies to related party transactions as well as transactions with third parties, specifies thresholds for our general partner’s officers and Board to authorize various categories of transactions, including purchases and sales of assets, commercial and financial transactions and legal agreements.

Partnership Agreement Standards for Audit and Conflicts Committee Review

Under our partnership agreement, whenever a potential conflict of interest exists or arises between Enterprise GP or any of its affiliates, on the one hand, and us, any of our subsidiaries or any partner, on the other hand, any resolution or course of action by Enterprise GP or its affiliates in respect of such conflict of interest is permitted and deemed approved by our limited partners, and will not constitute a breach of our partnership agreement or any agreement contemplated by such agreement, or of any duty stated or implied by law or equity, if the resolution or course of action is or, by operation of the partnership agreement is deemed to be, fair and reasonable to us; provided that, any conflict of interest and any resolution of such conflict of interest will be conclusively deemed fair and reasonable to us if such conflict of interest or resolution is (i) approved by a majority of the members of the Audit and Conflicts Committee (i.e., a “Special Approval” is granted) or (ii) on terms objectively demonstrable to be no less favorable to us than those generally being provided to or available from third parties.

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

The level of review and work performed by the Audit and Conflicts Committee with respect to a given transaction varies depending upon the nature of the transaction and the scope of the Audit and Conflicts Committee’s obligation.  Examples of functions the Audit and Conflicts Committee may, as it deems appropriate, perform in the course of reviewing a transaction include, but are not limited to:

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

Director Independence

Each of the current members of the Audit and Conflicts Committee, namely Messrs. McMahen, Montgomery and Snell, and two members of the Governance Committee, namely Ms. Barth and Mr. Hackett, have been determined to be independent under the applicable NYSE listing standards and rules of the SEC.  For a discussion of independence standards applicable to our Board and factors considered by our Board in making its independence determinations, please refer to “Partnership Governance” included under Part III, Item 10 of this annual report.

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and his compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  This individual earned total compensation from EPCO of approximately $500 thousand for 2016.

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

	For the Year Ended December 31,
	2016 (1)	2015 (2)
Audit fees	$4,881,250	$5,322,750

(1)   Audit fees for 2016 include $225,000 of charges for audit-related projects that were reimbursed by joint venture partners.
(2)   Audit fees for 2015 include a one-time $900,000 charge for the audit of the financial statements of our Offshore Business. This special audit was required in connection with the sale of this business in July 2015. The audit fee was reimbursed to us by the buyer.

As presented in the preceding table, “Audit Fees” typically represent amounts billed for each year in connection with  (i) the annual audit of our consolidated financial statements and internal controls over financial reporting, (ii) the quarterly review of our consolidated financial statements filed on Form 10-Q, (iii) standalone annual audits of our consolidated subsidiaries and (iv) those services normally provided by Deloitte & Touche in connection with our statutory and regulatory filings or engagements, including comfort letters, consents and other services related to SEC matters.  We did not engage Deloitte & Touche to perform any other services for us during the last two years.

In connection with its oversight responsibilities, the Audit and Conflicts Committee has adopted a pre-approval policy regarding any services to be performed by Deloitte & Touche.  The pre-approval policy includes four primary service categories: Audit, Audit-related, Tax and Other. When Deloitte & Touche’s services are required, management and Deloitte & Touche discuss the proposed work with the Audit and Conflicts Committee.  These discussions typically address the reasons for the project, the scope of the work to be performed and an estimate of the fee to be charged by Deloitte & Touche for such work.  The Audit and Conflicts Committee discusses the request with management and Deloitte & Touche and, if the work is deemed necessary and appropriate for Deloitte & Touche to perform, approves the request subject to the fee estimate presented (the initial “pre-approved” fee amount).  If at a later date, it appears that the initial pre-approved fee amount is insufficient to complete the work, management and Deloitte & Touche must present a supplemental request to the Audit and Conflicts Committee to increase the approved amount along with reasons for the increase.  Under the pre-approval policy, management cannot act upon its own to authorize an expenditure for Deloitte & Touche services outside of the pre-approved amounts.  On a quarterly basis, the Audit and Conflicts Committee is provided a schedule that compares the pre-approved amounts for each primary service category with the actual fees billed for each type of service.  We believe the Audit and Conflicts Committee’s pre-approval process helps to ensure the independence of our principal accountant from management.

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

4.8
Eighth Supplemental Indenture, dated as of July 18, 2006, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed July 19, 2006).

4.9
Ninth Supplemental Indenture, dated as of May 24, 2007, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed May 24, 2007).

4.10
Tenth Supplemental Indenture, dated as of June 30, 2007, among Enterprise Products Operating L.P., as Original Issuer, Enterprise Products Partners L.P., as Parent Guarantor, Enterprise Products Operating LLC, as New Issuer, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.54 to Form 10-Q filed August 8, 2007).

4.11
Eleventh Supplemental Indenture, dated as of September 4, 2007, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 5, 2007).

4.12
Thirteenth Supplemental Indenture, dated as of April 3, 2008, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 3, 2008).

4.13
Sixteenth Supplemental Indenture, dated as of October 5, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 5, 2009).

4.14
Seventeenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 28, 2009).

4.15
Eighteenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 28, 2009).

4.16
Nineteenth Supplemental Indenture, dated as of May 20, 2010, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 20, 2010).

4.17
Twentieth Supplemental Indenture, dated as of January 13, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 13, 2011).

4.18
Twenty-First Supplemental Indenture, dated as of August 24, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 24, 2011).

4.19
Twenty-Second Supplemental Indenture, dated as of February 15, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to Form 10-Q filed May 10, 2012).

4.20
Twenty-Third Supplemental Indenture, dated as of August 13, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 13, 2012).

4.21
Twenty-Fourth Supplemental Indenture, dated as of March 18, 2013, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.22
Twenty-Fifth Supplemental Indenture, dated as of February 12, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 12, 2014).

4.23
Twenty-Sixth Supplemental Indenture, dated as of October 14, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed October 14, 2014).

4.24
Twenty-Seventh Supplemental Indenture, dated as of May 7, 2015, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 7, 2015).

4.25
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

4.37	Form of Global Note representing $1.0 billion principal amount of 5.20% Senior Notes due 2020 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.38	Form of Global Note representing $600.0 million principal amount of 6.45% Senior Notes due 2040 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed May 20, 2010).
4.39	Form of Global Note representing $750.0 million principal amount of 3.20% Senior Notes due 2016 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 13, 2011).
4.40	Form of Global Note representing $750.0 million principal amount of 5.95% Senior Notes due 2041 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed January 13, 2011).
4.41	Form of Global Note representing $650.0 million principal amount of 4.05% Senior Notes due 2022 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011).
4.42	Form of Global Note representing $600.0 million principal amount of 5.70% Senior Notes due 2042 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 24, 2011).
4.43	Form of Global Note representing $750.0 million principal amount of 4.85% Senior Notes due 2042 with attached Guarantee (incorporated by reference to Exhibit 4.25 to Form 10-Q filed May 10, 2012).
4.44	Form of Global Note representing $1.1 billion principal amount of 4.45% Senior Notes due 2043 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed August 13, 2012).
4.45	Form of Global Note representing $1.25 billion principal amount of 3.35% Senior Notes due 2023 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 18, 2013).
4.46	Form of Global Note representing $1.0 billion principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 18, 2013).
4.47	Form of Global Note representing $850.0 million principal amount of 3.90% Senior Notes due 2024 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 12, 2014).
4.48	Form of Global Note representing $1.15 billion principal amount of 5.10% Senior Notes due 2045 with attached Guarantee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 12, 2014).
4.49	Form of Global Note representing $800.0 million principal amount of 2.55% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.50	Form of Global Note representing $1.15 billion principal amount of 3.75% Senior Notes due 2025 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).

4.51	Form of Global Note representing $400.0 million principal amount of 4.95% Senior Notes due 2054 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.52	Form of Global Note representing $400.0 million principal amount of 4.85% Senior Notes due 2044 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed October 14, 2014).
4.53	Form of Global Note representing $750.0 million principal amount of 1.65% Senior Notes due 2018 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed May 7, 2015).
4.54	Form of Global Note representing $875.0 million principal amount of 3.70% Senior Notes due 2026 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed May 7, 2015).
4.55	Form of Global Note representing $875.0 million principal amount of 4.90% Senior Notes due 2046 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed May 7, 2015).
4.56	Form of Global Note representing $575.0 million principal amount of 2.85% Senior Notes due 2021 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed April 13, 2016).
4.57	Form of Global Note representing $575.0 million principal amount of 3.95% Senior Notes due 2027 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed April 13, 2016).
4.58	Form of Global Note representing $100.0 million principal amount of 4.90% Senior Notes due 2046 with attached Guarantee (incorporated by reference to Exhibit 4.5 to Form 8-K filed April 13, 2016).
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

4.71
Full Release of Guarantee, dated November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.64 to Form 10-K filed March 1, 2010).

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

4.76
Full Release of Guarantee, dated as of November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.70 to Form 10-K filed March 1, 2010).

4.77
Registration Rights Agreement by and between Enterprise Products Partners L.P. and Oiltanking Holding Americas, Inc. dated as of October 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2014).

10.1***	Enterprise Products 1998 Long-Term Incentive Plan (Amended and Restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2010).
10.2***	Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 9, 2010).
10.3***	2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (incorporated by reference to Annex A to Definitive Proxy Statement filed August 26, 2013).
10.4***#	Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan.
10.5
Distribution Waiver Agreement, dated as of November 22, 2010, by and among Enterprise Products Partners L.P., EPCO Holdings, Inc. and the EPD Unitholder named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 23, 2010).

10.6
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

10.7
Guaranty Agreement, dated as of September 7, 2011, by and among Enterprise Products Partners L.P. and Enterprise Products Operating LLC in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 8, 2011).

10.8
First Amendment dated as of June 19, 2013 to Revolving Credit Agreement dated as of September 7, 2011, among Enterprise Products Operating LLC, Canadian Enterprise Gas Products, Ltd., Wells Fargo Bank, National Association, as administrative agent for each of the lenders that is a signatory or which becomes a signatory to the Credit Agreement, the Lenders party thereto, Citibank, N.A., DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd. and The Royal Bank of Scotland Plc, as Co-Syndication Agents, and The Bank of Nova Scotia, SunTrust Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., UBS Securities LLC and Royal Bank of Canada, as Co-Documentation Agents, and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., DNB Markets, Inc., J.P. Morgan Securities LLC, Mizuho Corporate Bank, Ltd., RBS Securities Inc., Scotia Capital, SunTrust Robinson Humphrey, Inc., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.3 to Form 8-K filed June 20, 2013).

10.9
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

10.10
Eighth Amended and Restated Administrative Services Agreement, effective as of February 13, 2015, by and among Enterprise Products Company, EPCO Holdings, Inc., Enterprise Products Holdings LLC, Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC and the Oiltanking Parties named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 13, 2015).

10.11
364-Day Revolving Credit Agreement, dated as of September 30, 2014, among Enterprise Products Operating LLC, the Lenders party thereto, Citibank, N.A., as Administrative Agent, certain financial institutions from time to time named therein, as Co-Documentation Agents and Citibank, N.A. as Sole Lead Arranger and Sole Book Runner (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2014).

10.12
Guaranty Agreement, dated as of September 30, 2014, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2014).

10.13
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

10.14
Second Amendment to 364-Day Revolving Credit Agreement dated as of September 14, 2016, by and among Enterprise Products Operating LLC, Citibank, N.A., as Administrative Agent, the Lenders party thereto, Wells Fargo Bank, National Association, DNB Bank ASA, New York Branch, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Syndication Agents, and Royal Bank of Canada, The Bank of Nova Scotia, SunTrust Bank and UBS Securities LLC, as Co-Documentation Agents, and Citigroup Global Markets Inc., Wells Fargo Securities, LLC, DNB Markets, Inc., J.P. Morgan Securities LLC, Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., RBC Capital Markets, The Bank of Nova Scotia, SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Runners (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 14, 2016).

10.15
Liquidity Option Agreement, dated as of October 1, 2014, between Enterprise Products Partners, L.P., Oiltanking Holding Americas, Inc., and Marquard & Bahls AG (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 1, 2014).

10.16
Support Agreement, dated as of November 11, 2014, by and among Enterprise Products Partners L.P., Enterprise Products Operating LLC and Oiltanking Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2014).

10.17***#	EPD PubCo Unit I L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016.
10.18***#	EPD PubCo Unit II L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016.
10.19***#	EPD PrivCo Unit I L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016.
10.20***#	EPD PubCo Unit III L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016.

10.21
Equity Distribution Agreement, dated August 3, 2016, by and among Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., DNB Markets, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, UBS Securities LLC, USCA Securities LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed August 4, 2016).

12.1#	Computation of ratio of earnings to fixed charges for each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012.
21.1#	List of consolidated subsidiaries as of February 1, 2017.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2016.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2016.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2016.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2016.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2016.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2016.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 24, 2017.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President-Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 24, 2017.

Signature	Title (Position with Enterprise Products Holdings LLC)
/s/ Randa Duncan Williams	Director and Chairman of the Board
Randa Duncan Williams
/s/ Richard H. Bachmann	Director and Vice-Chairman of the Board
Richard H. Bachmann
/s/ A. James Teague	Director and Chief Executive Officer
A. James Teague
/s/ W. Randall Fowler	Director and President
W. Randall Fowler
/s/ Bryan F. Bulawa	Senior Vice President and Chief Financial Officer
Bryan F. Bulawa
/s/ Harry P. Weitzel	Director and Senior Vice President, General Counsel and Secretary
Harry P. Weitzel
/s/ Carin M. Barth	Director
Carin M. Barth
/s/ Dr. F. Christian Flach	Director
Dr. F. Christian Flach
/s/ James T. Hackett	Director
James T. Hackett
/s/ Charles E. McMahen	Director
Charles E. McMahen
/s/ William C. Montgomery	Director
William C. Montgomery
/s/ Richard S. Snell	Director
Richard S. Snell
/s/ R. Daniel Boss	Senior Vice President (Accounting and Risk Control)
R. Daniel Boss
/s/ Michael W. Hanson	Vice President and Principal Accounting Officer
Michael W. Hanson

Item 8.  Financial Statements and Supplementary Data.

ENTERPRISE PRODUCTS PARTNERS L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enterprise Products Holdings LLC and
Unitholders of Enterprise Products Partners L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enterprise Products Partners L.P. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

 /s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2017

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$63.1	$19.0
Restricted cash	354.5	15.9
Accounts receivable – trade, net of allowance for doubtful accounts of $11.3 at December 31, 2016 and $12.1 at December 31, 2015	3,329.5	2,569.9
Accounts receivable – related parties	1.1	1.2
Inventories	1,770.5	1,038.1
Derivative assets (see Note 14)	541.4	258.6
Prepaid and other current assets	468.1	395.6
Total current assets	6,528.2	4,298.3
Property, plant and equipment, net	33,292.5	32,034.7
Investments in unconsolidated affiliates	2,677.3	2,628.5
Intangible assets, net of accumulated amortization of $1,403.1 at December 31, 2016 and $1,235.8 at December 31, 2015 (see Note 7)	3,864.1	4,037.2
Goodwill (see Note 7)	5,745.2	5,745.2
Other assets	86.7	58.3
Total assets	$52,194.0	$48,802.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 8)	$2,576.8	$1,863.9
Accounts payable – trade	397.7	860.1
Accounts payable – related parties	105.1	84.1
Accrued product payables	3,613.7	2,484.4
Accrued liability related to EFS Midstream acquisition (see Note 12)	--	993.2
Accrued interest	340.8	352.1
Derivative liabilities (see Note 14)	737.7	140.6
Other current liabilities	478.7	388.2
Total current liabilities	8,250.5	7,166.6
Long-term debt (see Note 8)	21,120.9	20,676.9
Deferred tax liabilities	52.7	46.1
Other long-term liabilities	503.9	411.5
Commitments and contingencies (see Note 17)
Equity: (see Note 9)
Partners’ equity:
Limited partners:
Common units (2,117,588,414 units outstanding at December 31, 2016 and 2,012,553,024 units outstanding at December 31, 2015)	22,327.0	20,514.3
Accumulated other comprehensive loss	(280.0)	(219.2)
Total partners’ equity	22,047.0	20,295.1
Noncontrolling interests	219.0	206.0
Total equity	22,266.0	20,501.1
Total liabilities and equity	$52,194.0	$48,802.2

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Third parties	$22,965.6	$26,955.6	$47,879.7
Related parties	56.7	72.3	71.5
Total revenues (see Note 10)	23,022.3	27,027.9	47,951.2
Costs and expenses:
Operating costs and expenses:
Third parties	18,539.5	22,588.2	43,228.4
Related parties	1,104.0	1,080.5	992.1
Total operating costs and expenses	19,643.5	23,668.7	44,220.5
General and administrative costs:
Third parties	47.0	78.5	83.7
Related parties	113.1	114.1	130.8
Total general and administrative costs	160.1	192.6	214.5
Total costs and expenses (see Note 10)	19,803.6	23,861.3	44,435.0
Equity in income of unconsolidated affiliates	362.0	373.6	259.5
Operating income	3,580.7	3,540.2	3,775.7
Other income (expense):
Interest expense	(982.6)	(961.8)	(921.0)
Change in fair market value of Liquidity Option Agreement (see Note 17)	(24.5)	(25.4)	--
Other, net	2.8	2.9	1.9
Total other expense, net	(1,004.3)	(984.3)	(919.1)
Income before income taxes	2,576.4	2,555.9	2,856.6
Benefit from (provision for) income taxes (see Note 16)	(23.4)	2.5	(23.1)
Net income	2,553.0	2,558.4	2,833.5
Net income attributable to noncontrolling interests (see Note 9)	(39.9)	(37.2)	(46.1)
Net income attributable to limited partners	$2,513.1	$2,521.2	$2,787.4

Earnings per unit: (see Note 11)
Basic earnings per unit	$1.20	$1.28	$1.51
Diluted earnings per unit	$1.20	$1.26	$1.47

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$2,553.0	$2,558.4	$2,833.5
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	(193.8)	214.9	161.3
Reclassification of losses (gains) to net income	53.4	(228.2)	(76.7)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	42.3	--	--
Reclassification of losses to net income	37.4	35.3	32.4
Total cash flow hedges	(60.7)	22.0	117.0
Other	(0.1)	0.4	0.4
Total other comprehensive income (loss)	(60.8)	22.4	117.4
Comprehensive income	2,492.2	2,580.8	2,950.9
Comprehensive income attributable to noncontrolling interests	(39.9)	(37.2)	(46.1)
Comprehensive income attributable to limited partners	$2,452.3	$2,543.6	$2,904.8

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$2,553.0	$2,558.4	$2,833.5
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,552.0	1,516.0	1,360.5
Asset impairment and related charges	53.5	162.6	34.0
Equity in income of unconsolidated affiliates	(362.0)	(373.6)	(259.5)
Distributions received on earnings from unconsolidated affiliates	380.5	462.1	375.1
Net losses (gains) attributable to asset sales and insurance recoveries (see Note 19)	(2.5)	15.6	(102.1)
Gains on early extinguishment of debt	--	(1.6)	--
Deferred income tax expense (benefit)	6.6	(20.6)	6.1
Change in fair market value of derivative instruments	45.0	(18.4)	30.6
Change in fair market value of Liquidity Option Agreement	24.5	25.4	--
Net effect of changes in operating accounts (see Note 19)	(180.9)	(323.3)	(108.2)
Other operating activities	(2.9)	(0.2)	(7.8)
Net cash flows provided by operating activities	4,066.8	4,002.4	4,162.2
Investing activities:
Capital expenditures	(3,025.1)	(3,830.7)	(2,892.9)
Contributions in aid of construction costs	41.0	19.1	28.9
Decrease (increase) in restricted cash	(338.6)	(15.9)	65.6
Cash used for business combinations, net of cash received (see Note 12)	(1,000.0)	(1,056.5)	(2,416.8)
Investments in unconsolidated affiliates	(138.8)	(162.6)	(722.4)
Distributions received for return of capital from unconsolidated affiliates	71.0	--	--
Proceeds from asset sales and insurance recoveries (see Note 19)	46.5	1,608.6	145.3
Other investing activities	(0.4)	(3.8)	(5.6)
Cash used in investing activities	(4,344.4)	(3,441.8)	(5,797.9)
Financing activities:
Borrowings under debt agreements	62,813.9	21,081.1	18,361.1
Repayments of debt	(61,672.6)	(19,867.2)	(14,341.1)
Debt issuance costs	(10.6)	(24.0)	(41.2)
Monetization of interest rate derivative instruments (see Note 14)	6.1	--	27.6
Cash distributions paid to limited partners (see Note 9)	(3,300.5)	(2,943.7)	(2,638.1)
Cash payments made in connection with distribution equivalent rights	(11.7)	(7.7)	(3.7)
Cash distributions paid to noncontrolling interests (see Note 9)	(47.4)	(48.0)	(48.6)
Cash contributions from noncontrolling interests (see Note 9)	20.4	54.0	4.0
Net cash proceeds from the issuance of common units	2,542.8	1,188.6	388.8
Other financing activities	(18.7)	(49.1)	(55.6)
Cash provided by (used in) financing activities	321.7	(616.0)	1,653.2
Net change in cash and cash equivalents	44.1	(55.4)	17.5
Cash and cash equivalents, January 1	19.0	74.4	56.9
Cash and cash equivalents, December 31	$63.1	$19.0	$74.4

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 9 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2014	$15,573.8	$(359.0)	$225.6	$15,440.4
Net income	2,787.4	--	46.1	2,833.5
Cash distributions paid to limited partners	(2,638.1)	--	--	(2,638.1)
Cash payments made in connection with distribution equivalent rights	(3.7)	--	--	(3.7)
Cash distributions paid to noncontrolling interests	--	--	(48.6)	(48.6)
Cash contributions from noncontrolling interests	--	--	4.0	4.0
Common units issued and noncontrolling interests acquired in connection with Step 1 of Oiltanking acquisition	2,171.5	--	1,397.2	3,568.7
Net cash proceeds from the issuance of common units	388.8	--	--	388.8
Amortization of fair value of equity-based awards	81.8	--	5.2	87.0
Cash flow hedges	--	117.0	--	117.0
Other	(56.7)	0.4	(0.5)	(56.8)
Balance, December 31, 2014	18,304.8	(241.6)	1,629.0	19,692.2
Net income	2,521.2	--	37.2	2,558.4
Cash distributions paid to limited partners	(2,943.7)	--	--	(2,943.7)
Cash payments made in connection with distribution equivalent rights	(7.7)	--	--	(7.7)
Cash distributions paid to noncontrolling interests	--	--	(48.0)	(48.0)
Cash contributions from noncontrolling interests	--	--	54.0	54.0
Common units issued in connection with Step 2 of Oiltanking acquisition	1,408.7	--	(1,408.7)	--
Removal of noncontrolling interests in connection with sale of Offshore Business	--	--	(62.1)	(62.1)
Net cash proceeds from the issuance of common units	1,188.6	--	--	1,188.6
Amortization of fair value of equity-based awards	92.4	--	--	92.4
Cash flow hedges	--	22.0	--	22.0
Other	(50.0)	0.4	4.6	(45.0)
Balance, December 31, 2015	20,514.3	(219.2)	206.0	20,501.1
Net income	2,513.1	--	39.9	2,553.0
Cash distributions paid to limited partners	(3,300.5)	--	--	(3,300.5)
Cash payments made in connection with distribution equivalent rights	(11.7)	--	--	(11.7)
Cash distributions paid to noncontrolling interests	--	--	(47.4)	(47.4)
Cash contributions from noncontrolling interests	--	--	20.4	20.4
Net cash proceeds from the issuance of common units	2,542.8	--	--	2,542.8
Amortization of fair value of equity-based awards	90.2	--	--	90.2
Cash flow hedges	--	(60.7)	--	(60.7)
Other	(21.2)	(0.1)	0.1	(21.2)
Balance, December 31, 2016	$22,327.0	$(280.0)	$219.0	$22,266.0

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at December 31, 2016.

References to “Oiltanking” and “Oiltanking GP” mean Oiltanking Partners, L.P. and OTLP GP, LLC, the general partner of Oiltanking, respectively.  In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking, all of the member interests of Oiltanking GP and the incentive distribution rights (“IDRs”) held by Oiltanking GP from Oiltanking Holding Americas, Inc. (“OTA”), a United States (“U.S.”) corporation, as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this transaction consisting of the acquisition of the noncontrolling interests in Oiltanking.  See Note 12 for additional information regarding this acquisition.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

References to “Offshore Business” refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. (“Genesis”) in July 2015.  See Note 5 for information regarding this sale.

References to “EFS Midstream” mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company (“PXD”) and Reliance Industries Limited (“Reliance”).  See Note 12 for additional information regarding this acquisition.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the U.S., Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and export and import terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane); crude oil gathering, transportation, storage, and export and import terminals; petrochemical and refined products transportation, storage, export and import terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems.  Our assets currently include approximately 49,300 miles of pipelines; 260 million barrels (“MMBbls”) of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 billion cubic feet (“Bcf”) of natural gas storage capacity.  All statistical data (e.g., pipeline mileage, processing capacity and similar operating metrics) in these notes to consolidated financial statements are unaudited.

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

The following table presents our allowance for doubtful accounts activity for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$12.1	$13.9	$7.5
Charged to costs and expenses	2.3	0.8	8.4
Deductions	(3.1)	(2.6)	(2.0)
Balance at end of period	$11.3	$12.1	$13.9

See “Credit Risk” in Note 18 for additional information.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Costs
Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2016, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$13.0	$15.6	$9.9
Charged to costs and expenses	7.0	6.4	11.9
Acquisition-related additions and other	0.5	1.1	2.5
Deductions	(8.6)	(10.1)	(8.7)
Balance at end of period	$11.9	$13.0	$15.6

At December 31, 2016 and 2015, $5.6 million and $5.8 million, respectively, of our environmental reserves were classified as current liabilities.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

▪
Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., the New York Mercantile Exchange (“NYMEX”)).  Our Level 1 fair values consist of financial assets and liabilities such as exchange-traded commodity derivative instruments.

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

Transfers within the fair value hierarchy routinely occur for certain term contracts as prices and other inputs used for the valuation of future delivery periods become more observable with the passage of time.  Other transfers are made periodically in response to changing market conditions that affect liquidity, price observability and other inputs used in determining valuations.  We deem any such transfers to have occurred at the end of the quarter in which they transpired.  There were no transfers between Level 1 and 2 during the years ended December 31, 2016 and 2015.

We have a risk management policy that covers our Level 3 commodity derivatives.  Governance and oversight of risk management activities for these commodities are provided by our Chief Executive Officer with guidance and support from a risk management committee (“RMC”) that meets quarterly (or on a more frequent basis, if needed).  Members of executive management attend the RMC meetings, which are chaired by the head of our commodities risk control group.  This group is responsible for preparing and distributing daily reports and risk analysis to members of the RMC and other appropriate members of management.  These reports include mark-to-market valuations with the one-day and month-to-date changes in fair values.  This group also develops and validates the forward commodity price curves used to estimate the fair values of our Level 3 commodity derivatives.  These forward curves incorporate published indexes, market quotes and other observable inputs to the extent available.

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

Our reporting unit estimated fair values are based on assumptions regarding the future economic prospects of the businesses that comprise each reporting unit.  Such assumptions include: (i) discrete financial forecasts for the assets classified within the reporting unit, which, in turn, rely on management’s estimates of operating margins, throughput volumes and similar factors; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  We believe the assumptions we use in estimating reporting unit fair values are consistent with those that would be employed by market participants in their fair value estimation process.  Based on our most recent goodwill impairment test at December 31, 2016, each reporting unit’s fair value was substantially in excess of its carrying value (i.e., by at least 10%).

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

Impairment Testing for Unconsolidated Affiliates
We evaluate our equity method investments for impairment to determine whether there are events or changes in circumstances that indicate there is a loss in value of the investment attributable to an other than temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the loss in value of an investment is an other than temporary decline, we record a charge to equity earnings to adjust the carrying value of the investment to its estimated fair value.  There were no impairment charges related to our equity method investments during the years ended 2016, 2015 and 2014.  See Note 6 for information regarding our equity method investments.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of our plant operations entail periodic planned outages for major maintenance activities.  These planned shutdowns typically result in significant expenditures, which are principally comprised of amounts paid to third parties for materials, contract services and related items.  We use the expense-as-incurred method for our planned major maintenance activities for plant operations; however, the cost of annual planned major maintenance projects for such plants are deferred and recognized on a straight-line basis until the next planned annual outage.  With regard to the planned major maintenance activities on our marine transportation assets and underground storage caverns, we use the deferral method to account for such costs.  Under this method, major maintenance costs are capitalized and amortized over the period until the next major overhaul or cavern integrity project.

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

Recent Accounting Developments
Revenue Recognition.  In May 2014, the Financial Accounting Standards Board (“FASB”) finalized the standard-setting related to its revenue recognition project.  The resulting accounting standards update eliminates the specific transaction and industry revenue recognition guidance under current U.S. GAAP and replaces it with a principles based approach for determining revenue recognition.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The core principle in the new guidance is that a company should recognize revenue in a manner that fairly depicts the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive for those goods or services.  In order to apply this core principle, companies will apply the following five steps in determining the amount of revenues to recognize: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.  Each of these steps involves management’s judgment and an analysis of the contract’s material terms and conditions.

We are reviewing our revenue contracts in light of this new accounting guidance and currently do not anticipate that there will be a material impact on our consolidated financial statements resulting from the new revenue guidance.  We expect to adopt the new standard on January 1, 2018 using the modified retrospective method described within the new revenue guidance.  This approach requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity.  Consolidated revenues for periods prior to January 1, 2018 would not be revised.

Leases.  In February 2016, the FASB finalized the standard-setting related to its lease accounting project.  The resulting accounting standards update requires substantially all leases (with the exception of leases with a term of 12 months or less) to be recorded on the balance sheet using a method referred to as the right-of-use (“ROU”) asset approach.  The new standard introduces two models which result in a lease being classified as either a “finance” or “operating” lease on the basis of whether the lessee effectively obtains control of the underlying asset during the lease term.  A lease would be classified as a finance lease if it meets one of five classification criteria, four of which are generally consistent with current lease accounting guidance.  Alternatively, a lease would be classified as an operating lease if it does not meet these criteria.  Regardless of classification, the initial measurement of both finance leases and operating leases will result in the balance sheet recognition of an ROU asset representing our right to use the underlying asset over a specified period of time and a corresponding lease liability.  The lease liability will be recognized at the present value of the lease payments not yet paid and the ROU asset will be measured as the lease liability, adjusted by any prepaid rent, any lease incentives provided by the lessor, and any indirect costs.

The subsequent measurement of each type of lease varies.  Leases classified as a finance lease are accounted for using the effective interest method.  Under this approach, a lessee would separately amortize the ROU asset (generally on a straight-line basis in a manner similar to depreciation) and the discount on the lease liability (as a component of interest expense).  The resulting amortization expense and interest expense is separately recorded since a finance lease is viewed as the purchasing and financing of a leased asset.  On the cash flow statement, amortization associated with this type of lease would be presented as an adjustment to net income within operating activities and payments on the principal portion of the lease liability would be classified as a financing activity cash outflow.

Leases classified as an operating lease would result in the recognition of a single lease expense amount that is recorded on a straight-line basis (or another systematic basis, if more appropriate).  The single lease expense combines the unwinding of the discount on the lease liability with the amortization of the ROU asset.  For purposes of cash flow statement presentation, operating lease payments would be a component of operating activities.

We have started the process of reviewing our lease agreements in light of the new guidance.  However, due to the recent nature of this guidance, we are currently not in a position to estimate its future impact on our consolidated financial statements.  We expect to adopt the new standard on January 1, 2019 using the modified retrospective method described within the new lease guidance.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 and 2015, our restricted cash amounts were $354.5 million and $15.9 million, respectively.  The balance at December 31, 2016 consisted of initial margin requirements of $35.6 million and variation margin requirements of $318.9 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  Our variation margin requirements increased by $339.3 million since December 31, 2015 primarily due to higher forward commodity prices for NGLs and related hydrocarbons during 2016 relative to our short financial derivative positions in these products.  See Note 14 for information regarding our derivative instruments and hedging activities.

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

Revenues from NGL pipeline transportation contracts and tariffs are generally based upon a fixed fee per gallon (subject to escalation, if applicable) of liquids transported multiplied by the volume delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”), or contractual arrangements.  Typically, pipeline transportation revenue is recognized when volumes are transported and delivered.  However, under certain NGL pipeline transportation agreements (e.g., those associated with committed shippers on our Texas Express Pipeline, Front Range Pipeline, ATEX and Aegis Ethane Pipeline) customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper “make-up rights”).  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We collect storage revenue under our NGL and related product storage contracts primarily from capacity reservation agreements, where we collect a fee for reserving storage capacity for customers in our underground storage wells.  Customers pay reservation fees based on the level of storage capacity reserved rather than the actual volumes stored.  Under these agreements, revenue is recognized on a straight-line basis over the specified reservation period.  When a customer exceeds its reserved capacity, we charge that customer excess storage fees, which are recognized in the period of occurrence.  In addition, we generally charge customers throughput fees based on volumes delivered into and subsequently withdrawn from storage, which are recognized as the service is provided.

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

Crude Oil Pipelines & Services
Revenues from crude oil transportation contracts and tariffs are generally based upon a fixed fee per barrel (subject to escalation, if applicable) transported multiplied by the volume delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  Typically, revenue associated with these arrangements is recognized when volumes are transported and delivered; however, under certain of our crude oil pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

Revenue from our condensate gathering, processing and stabilization services as well as gathering, treating and compression services is recognized based upon the higher of actual volumes handled or minimum volume commitments multiplied by predominantly fixed fees charged for the underlying services. With respect to those agreements having minimum volume commitments, the producer pays a deficiency fee when its volumes do not meet contractually defined minimum volume thresholds (there are no make-up rights in connection with these agreements).  Under certain of the contracts, if actual volumes handled during a period exceed the respective minimum volume commitment, the excess volume serves to reduce future minimum volume commitments (for periods up to two years in the future), thus reducing any potential deficiency fees that the producer may pay in the future.

Under our crude oil terminaling agreements, we charge customers for crude oil storage based on storage capacity reservation agreements, where we collect a fee for reserving storage capacity for customers at our terminals.  Under these agreements, revenue is recognized on a straight-line basis over the specified reservation period.  In addition, we charge our customers throughput (or pumpover) fees based on volumes withdrawn from our terminals.  Revenue is also generated from fee-based trade documentation services and is recognized as services are completed.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pipelines transporting refined products generate revenues through contracts and tariffs as customers are billed a fixed fee per barrel (subject to escalation, if applicable) of liquids transported multiplied by the volume delivered.  The fees charged under these arrangements are either contractual or regulated by governmental agencies, including the FERC.  Revenue associated with these fee-based contracts and tariffs is recognized when volumes have been delivered.  Revenue from our refined products storage facilities is based on capacity reservation agreements where we collect a fee for reserving a defined storage capacity for customers at our facilities. Under these contracts, revenue is recognized on a straight-line basis over the length of the storage period.  Revenue from product terminaling activities is recorded in the period such services are provided.  Customers are typically billed a fee per unit of volume loaded.

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

Note 4.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2016	2015
NGLs	$1,156.1	$639.9
Petrochemicals and refined products	220.7	148.0
Crude oil	360.0	222.1
Natural gas	33.7	28.1
Total	$1,770.5	$1,038.1

Our inventories, and associated working capital commitments, increased significantly during 2016 primarily due to our marketing groups utilization of contango opportunities using our storage assets.  We expect to gradually settle these inventory positions (valued at approximately $1.1 billion) through the first quarter of 2017, with a corresponding decrease in working capital commitments and related debt.

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or market adjustments for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Cost of sales (1)	$15,710.9	$19,612.9	$40,464.1
Lower of cost or market adjustments within cost of sales	11.5	19.8	22.8
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life	December 31,
	in Years	2016	2015
Plants, pipelines and facilities (1)	3-45 (5)	$35,124.6	$32,525.0
Underground and other storage facilities (2)	5-40 (5)	3,326.9	3,000.5
Transportation equipment (3)	3-10	165.8	159.9
Marine vessels (4)	15-30	800.7	769.8
Land		264.6	262.7
Construction in progress		3,320.7	3,894.0
Total		43,003.3	40,611.9
Less accumulated depreciation		9,710.8	8,577.2
Property, plant and equipment, net		$33,292.5	$32,034.7

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Depreciation expense (1)	$1,215.7	$1,161.6	$1,114.1
Capitalized interest (2)	168.2	149.1	77.9
(1) Depreciation expense is a component of “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2) Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.

Fire at Pascagoula Facility
We acquired the remaining 60% undivided interest in the Pascagoula natural gas processing facility (the “Pascagoula Facility”) for $35.0 million in March 2016 and assumed operatorship of the facility on June 1, 2016.  The facility is located in Pascagoula, Mississippi and processes natural gas received from third-party production developments located in the northern Gulf of Mexico.  On June 27, 2016, we experienced a fire at the facility, which resulted in significant damage to the processing equipment.  Repairs to the Pascagoula plant were completed in December 2016 and the facility was returned to commercial service.

As a result of this event, we recorded a $7.1 million non-cash loss in 2016 attributable to assets damaged in the fire.  The $7.1 million is a component of operating costs and expenses on our Statements of Consolidated Operations, and a component of asset impairment and related charges on our Statements of Consolidated Cash Flows. We also incurred $10.4 million of expense during 2016 for fire response activities at the Pascagoula Facility.

We capitalized the costs we incurred to replace the damaged equipment and continue to evaluate the possibility of filing an insurance claim related to this event.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We viewed our Offshore Business as an extension of our midstream energy services network. As such, the sale of these assets did not represent a strategic shift in our consolidated operations, and their sale did not have a major effect on our financial results. At December 31, 2014, segment assets for our Offshore Pipelines & Services segment represented 4.3% of consolidated total segment assets. Likewise, gross operating margin from this business segment represented only 3.1% of our consolidated total gross operating margin for the year ended December 31, 2014. The sale of this non-strategic business allowed us to redeploy capital to other business opportunities that we believe will generate a higher rate of return for us in the future (e.g., our acquisition of EFS Midstream – see Note 12). Also, proceeds from the closing of this sale reduced our need to issue additional equity and debt to support our capital spending program.

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

Property, plant and equipment at December 31, 2016 and 2015 includes $44.9 million and $17.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
ARO liability beginning balance	$58.5	$98.3	$90.2
Liabilities incurred	4.2	2.7	0.1
Liabilities settled	(5.7)	(6.3)	(2.7)
Revisions in estimated cash flows	24.6	49.7	4.6
Accretion expense	3.8	5.2	6.1
AROs related to Offshore Business sold in July 2015	--	(91.1)	--
ARO liability ending balance	$85.4	$58.5	$98.3

Revisions to estimated cash flows for the year ended December 31, 2015 included a $39.5 million adjustment made in the second quarter of 2015 related to the Matagorda Gathering System, which was a component of the Offshore Business. In June 2015, we were notified by the U.S. Army Corps of Engineers (the “CoE”) to fully remove two pipeline segments included in this system that we had originally requested to abandon in-place. As a result, we adjusted the ARO liabilities for those pipeline segments under CoE jurisdiction to account for the estimated cost of removal. All ARO liabilities related to our Offshore Business (including those of the Matagorda Gathering System) were removed from our Consolidated Balance Sheet upon the sale of the Offshore Business on July 24, 2015.

The following table presents our forecast of accretion expense for the periods indicated:

2017	2018	2019	2020	2021
$5.4	$5.7	$6.1	$6.5	$6.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31, 2016	December 31,
		2016	2015
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$24.8	$25.9
K/D/S Promix, L.L.C. (“Promix”)	50%	33.7	38.3
Baton Rouge Fractionators LLC (“BRF”)	32.2%	17.3	18.5
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	38.9	39.8
Texas Express Pipeline LLC (“Texas Express”)	35%	331.9	342.0
Texas Express Gathering LLC (“TEG”)	45%	35.8	36.8
Front Range Pipeline LLC (“Front Range”)	33.3%	165.4	171.2
Delaware Basin Gas Processing LLC (“Delaware Processing”)	50%	102.6	46.2
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC (“Seaway”)	50%	1,393.8	1,396.0
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	377.9	388.8
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	52.9	28.6
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	21.7	22.5
Petrochemical & Refined Products Services:
Centennial Pipeline LLC (“Centennial”)	50%	62.3	65.6
Other	Various	18.3	8.3
Total investments in unconsolidated affiliates		$2,677.3	$2,628.5

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

▪
BRF owns an NGL fractionation facility located in south Louisiana that receives mixed NGLs from natural gas processing plants located in Alabama, Mississippi and southern Louisiana.  In addition, BRF leases an NGL storage cavern.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
TEG owns two NGL gathering systems that deliver mixed NGLs to the Texas Express Pipeline.  The Elk City gathering system gathers mixed NGLs from natural gas processing plants in the Anadarko/Granite Wash production area located in the Texas Panhandle and western Oklahoma.  The North Texas gathering system gathers mixed NGLs from natural gas processing plants in the Barnett Shale production area in North Texas.  An affiliate of Enbridge Energy Partners, L.P. serves as operator of these two NGL gathering systems.

▪
Front Range owns an NGL pipeline that transports mixed NGLs from natural gas processing plants located in the Denver-Julesburg Basin to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System in Skellytown.

▪
Delaware Processing, which commenced operations in August 2016, was formed with Occidental Petroleum Corporation to plan, design and construct a new 150 million cubic feet per day cryogenic natural gas processing plant to accommodate the growing production of NGL-rich natural gas in the Delaware Basin, in West Texas and southern New Mexico.  The facility, located in Reeves County, Texas, is supported by long-term, firm contracts.  We served as construction manager for the project and serve as operator of the new facility.

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

The Longhaul System, which consists of two 500-mile, 30-inch diameter pipelines, provides north-to-south transportation of crude oil from the Cushing hub to Seaway’s Jones Creek terminal near Freeport, Texas and a terminal that we own located near Katy, Texas.   The second of these two pipelines was placed into service in December 2014 and is referred to as the “Seaway Loop.”

The Freeport System consists of a marine import and export dock, three pipelines and other related facilities that transport crude oil to and from Freeport and the Jones Creek terminal.  The Texas City System consists of a marine import and export dock, storage tanks, various pipelines and other related facilities that transport crude oil to refineries in the Texas City, Texas area and to and from terminals in the Galena Park area, our Enterprise Crude Houston (“ECHO”) terminal and locations along the Houston Ship Channel.  The Texas City System also receives production from certain offshore Gulf of Mexico developments.

▪
Eagle Ford Crude Oil Pipeline owns a crude oil pipeline that transports crude oil and condensate for producers in South Texas.  The system consists of a crude oil and condensate pipeline system originating in Gardendale, Texas in LaSalle County to Three Rivers, Texas in Live Oak County and extending to Corpus Christi, Texas.  The system also includes a pipeline segment that interconnects with our South Texas Crude Oil Pipeline System in Wilson County.  This system includes a marine terminal facility in Corpus Christi and storage capacity across the system.

▪
Eagle Ford Corpus Christi is a joint venture formed in March 2015 to construct and operate a new deep-water marine crude oil terminal that is designed to handle a variety of ocean-going vessels.  The new terminal is expected to be placed into service in 2018.

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

Equity Earnings
The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
NGL Pipelines & Services	$61.4	$57.5	$30.6
Crude Oil Pipelines & Services	311.9	281.4	184.6
Natural Gas Pipelines & Services	3.8	3.8	3.6
Petrochemical & Refined Products Services (1)	(15.1)	(15.7)	(13.3)
Offshore Pipelines & Services	--	46.6	54.0
Total	$362.0	$373.6	$259.5

(1) Losses are primarily attributable to our investment in Centennial. As a result of a trend in declining earnings, we estimated the fair value of this equity-method investment during each of the last three fiscal years. Our estimates, based on a combination of market and income approaches, indicate that the fair value of this investment remains in excess of its carrying value.

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

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	December 31,
	2016	2015
NGL Pipelines & Services	$24.1	$25.3
Crude Oil Pipelines & Services	19.0	19.3
Petrochemical & Refined Products Services	2.1	2.3
Total	$45.2	$46.9

In total, amortization of excess cost amounts were $2.1 million, $4.9 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. We forecast that our amortization of excess cost amount will approximate $2.2 million in each of the next five years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined balance sheet information for the last two years and results of operations data for the last three years for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	December 31,
	2016	2015
Balance Sheet Data:
Current assets	$199.5	$204.5
Property, plant and equipment, net	5,644.4	5,671.1
Other assets	61.5	58.9
Total assets	$5,905.4	$5,934.5

Current liabilities	$208.5	$306.7
Other liabilities	112.3	103.2
Combined equity	5,584.6	5,524.6
Total liabilities and combined equity	$5,905.4	$5,934.5

	For the Year Ended December 31,
	2016	2015	2014
Income Statement Data:
Revenues	$1,342.0	$1,426.6	$1,311.3
Operating income	786.7	825.8	600.0
Net income	781.7	814.1	587.9

Note 7.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2016			December 31, 2015
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.4	$(172.7)	$274.7	$447.4	$(156.9)	$290.5
Contract-based intangibles	279.9	(204.4)	75.5	283.0	(193.2)	89.8
Segment total	727.3	(377.1)	350.2	730.4	(350.1)	380.3
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,204.4	(84.5)	2,119.9	2,204.4	(39.1)	2,165.3
Contract-based intangibles	281.0	(121.9)	159.1	281.4	(69.2)	212.2
Segment total	2,485.4	(206.4)	2,279.0	2,485.8	(108.3)	2,377.5
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(390.0)	960.3	1,350.3	(366.3)	984.0
Contract-based intangibles	464.7	(370.5)	94.2	464.7	(361.0)	103.7
Segment total	1,815.0	(760.5)	1,054.5	1,815.0	(727.3)	1,087.7
Petrochemical & Refined Products Services:
Customer relationship intangibles	185.5	(43.9)	141.6	185.5	(38.3)	147.2
Contract-based intangibles	54.0	(15.2)	38.8	56.3	(11.8)	44.5
Segment total	239.5	(59.1)	180.4	241.8	(50.1)	191.7
Total intangible assets	$5,267.2	$(1,403.1)	$3,864.1	$5,273.0	$(1,235.8)	$4,037.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
NGL Pipelines & Services	$30.6	$33.6	$33.1
Crude Oil Pipelines & Services	98.4	87.1	15.7
Natural Gas Pipelines & Services	33.2	40.0	45.0
Petrochemical & Refined Products Services	9.1	8.9	6.9
Offshore Pipelines & Services	--	4.5	9.9
Total	$171.3	$174.1	$110.6

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2017	2018	2019	2020	2021
$161.7	$163.8	$157.7	$152.8	$163.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, the carrying value of our portfolio of customer relationship intangible assets was $3.5 billion, the principal components of which are as follows:

	Weighted Average Remaining Amortization Period at December 31, 2016	December 31, 2016
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (1)	25.4 years	$1,409.8	$(60.2)	$1,349.6
State Line and Fairplay (2)	30.2 years	895.0	(150.9)	744.1
San Juan Gathering (3)	22.8 years	331.3	(207.6)	123.7
Encinal (4)	10.0 years	132.9	(92.9)	40.0
General customer relationships:
Oiltanking (5)	27.0 years	1,192.5	(32.5)	1,160.0

(1) We acquired these intangible assets in connection with our acquisition of EFS Midstream in July 2015 (see Note 12 for additional information).
(2) These customer relationships are associated with our State Line and Fairplay Gathering Systems, which we acquired in 2010. The State Line system serves producers in the Haynesville and Bossier Shale supply basins and the Cotton Valley formation in Louisiana and eastern Texas. The Fairplay system serves producers in the Cotton Valley formation within Panola and Rusk counties in East Texas.
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

EFS Midstream customer relationships
The EFS Midstream System serves producers in the Eagle Ford Shale, providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The estimated fair value of these customer relationship intangible assets was determined using an income approach, specifically a discounted cash flow analysis.  The EFS Midstream customer relationships provide us with long-term access to the natural gas, NGL and condensate resources served by EFS Midstream.  Infrastructure like that owned by EFS Midstream requires a significant investment, both in terms of initial construction costs and ongoing maintenance, and is generally supported by long-term contracts with producers (e.g., PXD and Reliance) that establish a customer base.  The level of expenditures involved in constructing these asset networks can create significant economic barriers to entry that effectively limit competition.  The long-term nature of the underlying producer contracts and limited risk of competition ensure a long commercial relationship with existing producers.

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

Oiltanking customer relationships
These intangible assets represent the estimated value of the expected patronage of Oiltanking’s third party storage and terminal customers.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discounted cash flow analysis used to estimate the fair value of the Oiltanking customer relationships relied on Level 3 fair value inputs, including long-range cash flow forecasts that extend for the estimated economic life of the terminal assets and anticipated service contract renewals.  A discount rate of 6.5% was applied to the resulting cash flows.

Contract-based intangible assets.  Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases.  At December 31, 2016, the carrying value of our contract-based intangible assets was $367.6 million.  Our most significant contract-based intangible assets are the Oiltanking customer contracts and the Jonah natural gas gathering agreements.

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

At December 31, 2016, the carrying value of this group of intangible assets was $169.8 million and the weighted average remaining amortization period for the group was 4.6 years.  Amortization expense attributable to these contracts is recorded using a straight-line approach over the terms of the underlying contracts.

Jonah natural gas gathering agreements
These intangible assets represent the value attributed to certain natural gas gathering contracts on the Jonah Gathering System.  At December 31, 2016, the carrying value of this group of intangible assets was $69.9 million and the weighted average remaining amortization period for the group was 25 years. Amortization expense attributable to these intangible assets is recorded using a units-of-production method based on gathering volumes.

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

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Consolidated Total
Balance at January 1, 2014	$341.2	$305.1	$296.3	$1,055.3	$82.1	$2,080.0
Reclassification of goodwill between segments	520.0	--	--	(520.0)	--	--
Reduction in goodwill related to the sale of assets	--	--	--	--	(0.1)	(0.1)
Addition to goodwill related to the acquisition of Oiltanking	1,349.0	613.6	--	257.7	--	2,220.3
Balance at December 31, 2014	2,210.2	918.7	296.3	793.0	82.0	4,300.2
Reclassification of Oiltanking IDR balances to goodwill in connection with the cancellation of such rights in February 2015 and other adjustments	432.6	850.7	--	170.8	--	1,454.1
Reduction in goodwill related to the sale of assets	--	(2.1)	--	--	(82.0)	(84.1)
Addition to goodwill related to the acquisition of EFS Midstream	8.9	73.7	--	--	--	82.6
Goodwill reclassified to assets held-for-sale	--	--	--	(7.6)	--	(7.6)
Balance at December 31, 2015	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Balance at December 31, 2016	$2,651.7	$1,841.0	$296.3	$956.2	$--	$5,745.2

We did not record any goodwill impairment charges during the years ended December 31, 2016, 2015 or 2014.  Based on our most recent goodwill impairment test at December 31, 2016, each reporting unit’s fair value was substantially in excess of its carrying value (i.e., by at least 10%).

Upon completion of Step 1 of the Oiltanking acquisition in October 2014, we recorded $2.22 billion of goodwill. This amount includes retrospective adjustments to the fair value of the Liquidity Option Agreement made in 2015 (see Note 17). Upon completion of Step 2 of the Oiltanking acquisition in February 2015, the IDRs of Oiltanking were cancelled and the associated $1.45 billion carrying value of this identifiable intangible asset was reclassified to goodwill. In the aggregate, we recorded $3.67 billion of goodwill in connection with the Oiltanking acquisition.  Factors contributing to the recognition of goodwill in the Oiltanking acquisition include (i) opportunities for new business and repurposing existing assets for “best use” in order to meet anticipated increased demand for export and logistical services related to North American crude oil, condensate and NGL production, (ii) securing ownership and control of assets that are essential to our other midstream assets and (iii) cost savings from integrating Oiltanking’s operations into our midstream asset network.  See Note 12 for additional information regarding the Oiltanking acquisition.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2016	2015
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,777.2	$1,114.1
Senior Notes AA, 3.20% fixed-rate, due February 2016	--	750.0
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
364-Day Credit Agreement, variable-rate, due September 2017	--	--
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes OO, 1.65% fixed-rate, due May 2018	750.0	750.0
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2020	--	--
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	--
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	--
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	875.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	22,427.2	21,264.1
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066 (1)	521.1	521.1
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)	256.4	256.4
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	23,901.6	22,738.5
Other, non-principal amounts	(203.9)	(197.7)
Less current maturities of debt	(2,576.8)	(1,863.9)
Total long-term debt	$21,120.9	$20,676.9

(1) Fixed rate of 8.375% was paid through August 1, 2016; thereafter, variable rate is reset quarterly and based on 3-month LIBOR plus 3.708%. The total variable rate in effect at December 31, 2016 was approximately 4.59%.
(2) Fixed rate of 7.000% through September 1, 2017 (i.e., first call date without a make-whole redemption premium); thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.778%.
(3) Fixed rate of 7.034% through January 15, 2018 (i.e., first call date without a make-whole redemption premium); thereafter, the rate will be the greater of 7.034% or a variable rate reset quarterly and based on 3-month LIBOR plus 2.680%.

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

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at December 31, 2016 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2017	2018	2019	2020	2021	Thereafter
Commercial Paper Notes	$1,777.2	$1,777.2	$--	$--	$--	$--	$--
Senior Notes	20,650.0	800.0	1,100.0	1,500.0	1,500.0	575.0	15,175.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$23,901.6	$2,577.2	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4

Parent-Subsidiary Guarantor Relationships
Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

EPO Debt Obligations
Commercial Paper Notes.  EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $2.5 billion in the aggregate of short-term notes.  As a back-stop to the program, we intend to maintain a minimum available borrowing capacity under EPO’s Multi-Year Revolving Credit Facility equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by Enterprise Products Partners L.P.

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

Senior Notes.  EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $1.25 billion, $2.5 billion and $4.75 billion of senior notes during the years ended December 31, 2016, 2015 and 2014, respectively.

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

EPO Junior Subordinated Notes.  EPO’s payment obligations under its junior notes are subordinated to all of its current and future senior indebtedness (as defined in the related indenture agreement).  Enterprise Products Partners L.P. guarantees repayment of amounts due under these junior notes through an unsecured and subordinated guarantee.  The indenture agreement governing these notes allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions.  Subject to certain exceptions, during any period in which interest payments are deferred, neither we nor EPO can declare or make any distributions on any of our respective equity securities or make any payments on indebtedness or other obligations that rank equal with or are subordinate to our junior notes.  Each series of our junior notes rank equal with each other.  Generally, each series of junior notes are not redeemable by EPO absent payment of a make-whole premium (while such notes bear interest at a fixed annual rate).

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

During 2015, EPO repurchased and retired $28.9 million in principal amount of its Junior Subordinated Notes A and $29.4 million in principal amount of its Junior Subordinated Notes C with cash from operations.  A $1.6 million gain on the extinguishment of these debt obligations is included in “Other, net” on our Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the interest rate terms of our junior subordinated notes:

Series	Fixed Annual Interest Rate	Variable Annual Interest Rate Thereafter
EPO Junior Subordinated Notes A	8.375% through August 2016 (1)	3-month LIBOR rate + 3.708% (4)
EPO Junior Subordinated Notes B	7.034% through January 2018 (2)	Greater of: (i) 3-month LIBOR rate + 2.680% or (ii) 7.034% (5)
EPO Junior Subordinated Notes C	7.000% through September 2017 (3)	3-month LIBOR rate + 2.778% (6)
(1) Interest is payable semi-annually in arrears in February and August of each year, which commenced in February 2007.
(2) Interest is payable semi-annually in arrears in January and July of each year, which commenced in January 2008.
(3) Interest is payable semi-annually in arrears in June and December of each year, which commenced in December 2009.
(4) Interest is payable quarterly in arrears in February, May, August and November of each, which commenced in November 2016.
(5) Interest is payable quarterly in arrears in January, April, July and October of each year commencing in April 2018.
(6) Interest is payable quarterly in arrears in March, June, September and December of each year commencing in June 2017.

Letters of Credit
At December 31, 2016, EPO had $66.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2016.

Information Regarding Variable Interest Rates Paid
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2016:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.56% to 1.18%	0.90%
Multi-Year Revolving Credit Facility	1.43% to 1.43%	1.43%
EPO Junior Subordinated Notes A	4.46% to 4.59%	4.52%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Equity and Distributions

Partners Equity
Partners’ equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units) outstanding.  The following table summarizes changes in the number of our outstanding units since January 1, 2014:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at January 1, 2014	1,864,148,802	7,221,214	1,871,370,016
Common units issued in connection with ATM program	1,590,334	--	1,590,334
Common units issued in connection with DRIP and EUPP	9,754,227	--	9,754,227
Common units issued in connection with Step 1 of Oiltanking acquisition	54,807,352	--	54,807,352
Common units issued in connection with the vesting and exercise of unit options	1,014,108	--	1,014,108
Common units issued in connection with the vesting of phantom unit awards	23,311	--	23,311
Common units issued in connection with the vesting of restricted common unit awards	2,634,074	(2,634,074)	--
Forfeiture of restricted common unit awards	--	(357,350)	(357,350)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(894,383)	--	(894,383)
Other	17,202	--	17,202
Number of units outstanding at December 31, 2014	1,933,095,027	4,229,790	1,937,324,817
Common units issued in connection with ATM program	25,520,424	--	25,520,424
Common units issued in connection with DRIP and EUPP	12,793,913	--	12,793,913
Common units issued in connection with Step 2 of Oiltanking acquisition	36,827,517	--	36,827,517
Common units issued in connection with the vesting and exercise of unit options	396,158	--	396,158
Common units issued in connection with the vesting of phantom unit awards	618,395	--	618,395
Common units issued in connection with the vesting of restricted common unit awards	2,009,970	(2,009,970)	--
Forfeiture of restricted common unit awards	--	(259,300)	(259,300)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(683,954)	--	(683,954)
Other	15,054	--	15,054
Number of units outstanding at December 31, 2015	2,010,592,504	1,960,520	2,012,553,024
Common units issued in connection with ATM program	87,867,037	--	87,867,037
Common units issued in connection with DRIP and EUPP	16,316,534	--	16,316,534
Common units issued in connection with the vesting of phantom unit awards	1,761,455	--	1,761,455
Common units issued in connection with the vesting of restricted common unit awards	1,234,502	(1,234,502)	--
Forfeiture of restricted common unit awards	--	(43,724)	(43,724)
Acquisition and cancellation of treasury units in connection with the vesting of equity-based awards	(1,000,619)	--	(1,000,619)
Other	134,707	--	134,707
Number of units outstanding at December 31, 2016	2,116,906,120	682,294	2,117,588,414

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Universal shelf registration statement.  On May 12, 2016, we filed with the SEC a new universal shelf registration statement (the “2016 Shelf”), which was immediately effective and replaced our prior universal shelf registration statement filed with the SEC in June 2013 (the “2013 Shelf”).  The 2016 Shelf allows (and the prior 2013 Shelf allowed) Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  In total, EPO issued $1.25 billion, $2.5 billion and $4.75 billion of senior notes during the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 8 for information regarding an offering of senior notes we completed in April 2016 using the 2013 Shelf.

At-the-Market (“ATM”) Program.  On July 11, 2016, we filed an amended registration statement with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings.  Pursuant to the ATM program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The new registration statement was declared effective on July 14, 2016 and replaced our prior registration statement with respect to the ATM program.

During 2016, we issued 87,867,037 common units under the ATM program for aggregate gross cash proceeds of $2.17 billion, resulting in total net cash proceeds of $2.16 billion.  This includes 3,830,256 common units sold in January 2016 to privately held affiliates of EPCO, which generated gross proceeds of $100 million.  During 2015, we issued 25,520,424 common units under the ATM program for aggregate gross cash proceeds of $825.4 million, resulting in total net cash proceeds of $817.4 million.  This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  During 2014, we issued 1,590,334 common units under the ATM for aggregate gross cash proceeds of $58.3 million, resulting in total net cash proceeds of $57.7 million.  Following the effectiveness of the amended registration statement and after taking into account the aggregate sales price of common units sold under the ATM program through December 31, 2016, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $1.44 billion.

Distribution reinvestment plan.  On May 12, 2016, we filed with the SEC a new registration statement in connection with our distribution reinvestment plan (“DRIP”), which was immediately effective and amended a prior registration statement filed in March 2010.  The new registration statement increased the aggregate number of our common units authorized for issuance under the DRIP from 140,000,000 to 240,000,000.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  Activity under our DRIP for the last three years was as follows:  15,809,503 common units issued during 2016, which generated net cash proceeds of $374.0 million; 12,413,351 common units issued during 2015, which generated net cash proceeds of $359.8 million; and 9,480,407 common units issued during 2014, which generated net cash proceeds of $321.3 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP in each of the years ended December 31, 2016, 2015 and 2014 (this amount being a component of the net cash proceeds presented for each period).  After taking into account the number of common units issued under the DRIP through December 31, 2016, we have the capacity to issue an additional 99,258,495 common units under this plan.

Employee unit purchase plan.  In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with an employee unit purchase plan (“EUPP”).  Activity under our EUPP for the last three years was as follows: 507,031 common units issued during 2016, which generated net cash proceeds of $12.7 million; 380,562 common units issued during 2015, which generated net cash proceeds of $11.4 million; and 273,820 common units issued during 2014, which generated net cash proceeds of $9.8 million.  After taking into account the number of common units issued under the EUPP through December 31, 2016, we may issue an additional 6,265,475 common units under this plan.

The net cash proceeds we received from the issuance of common units during the year ended December 31, 2016 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general company purposes.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights Agreement. In order to fund the equity consideration paid in Step 1 of the Oiltanking acquisition (see Note 12), we issued 54,807,352 common units to OTA on October 1, 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we granted OTA registration rights with respect to these common units under a Registration Rights Agreement between us and OTA (the “Registration Rights Agreement”).  The Registration Rights Agreement provides that, subject to the terms and conditions set forth therein, at any time after the earlier of (i) 90 days after October 1, 2014 and (ii) the execution of definitive agreements to acquire (through merger or otherwise) all or substantially all of the Oiltanking common units not owned by Enterprise or its affiliates, OTA may request that we prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of the 54,807,352 Enterprise common units that OTA owns.  Our obligation to OTA to effect such transactions is limited to five registration statements and underwritten offerings.

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

Treasury Units.  In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, intended to repurchase up to 4,000,000 of our common units.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2016, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

A total of 1,234,502 restricted common unit awards granted to employees of EPCO vested and converted to common units during the year ended December 31, 2016.  Of this amount, 409,764 were sold back to us by employees to cover related withholding tax requirements.  In addition, 590,855 units were sold back to us by employees to cover witholding tax requirements related to the vesting of phantom unit awards.  The total cost of these treasury unit purchases was approximately $23.2 million.  We cancelled such treasury units immediately upon acquisition.  See Note 13 for additional information regarding our equity-based awards.

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2014	$69.9	$(314.8)	$3.3	$(241.6)
Other comprehensive income before reclassifications	214.9	--	0.4	215.3
Amounts reclassified from accumulated other comprehensive (income) loss	(228.2)	35.3	--	(192.9)
Total other comprehensive income (loss)	(13.3)	35.3	0.4	22.4
Balance, December 31, 2015	56.6	(279.5)	3.7	(219.2)
Other comprehensive income (loss) before reclassifications	(193.8)	42.3	(0.1)	(151.6)
Amounts reclassified from accumulated other comprehensive loss	53.4	37.4	--	90.8
Total other comprehensive income (loss)	(140.4)	79.7	(0.1)	(60.8)
Balance, December 31, 2016	$(83.8)	$(199.8)	$3.6	$(280.0)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Year Ended December 31,
	Location	2016	2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$37.4	$35.3
Commodity derivatives	Revenue	53.6	(231.7)
Commodity derivatives	Operating costs and expenses	(0.2)	3.5
Total		$90.8	$(192.9)

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net income attributable to noncontrolling interests as presented on our Statements of Consolidated Operations for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Limited partners of Oiltanking other than EPO	$--	$7.8	$14.2
Joint venture partners	39.9	29.4	31.9
Total	$39.9	$37.2	$46.1

The following table presents cash distributions paid to and cash contributions received from noncontrolling interests as presented on our Statements of Consolidated Cash Flows and Statements of Consolidated Equity for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Cash distributions paid to noncontrolling interests:
Limited partners of Oiltanking other than EPO	$--	$8.1	$7.7
Joint venture partners	47.4	39.9	40.9
Total	$47.4	$48.0	$48.6

Cash contributions from noncontrolling interests:
Joint venture partners	$20.4	$54.0	$4.0

Cash Distributions
The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Distribution Per Common Unit	Record Date	Payment Date
2014:
1st Quarter	$0.3550	4/30/2014	5/7/2014
2nd Quarter	$0.3600	7/31/2014	8/7/2014
3rd Quarter	$0.3650	10/31/2014	11/7/2014
4th Quarter	$0.3700	1/30/2015	2/6/2015
2015:
1st Quarter	$0.3750	4/30/2015	5/7/2015
2nd Quarter	$0.3800	7/31/2015	8/7/2015
3rd Quarter	$0.3850	10/30/2015	11/6/2015
4th Quarter	$0.3900	1/29/2016	2/5/2016
2016:
1st Quarter	$0.3950	4/29/2016	5/6/2016
2nd Quarter	$0.4000	7/29/2016	8/5/2016
3rd Quarter	$0.4050	10/31/2016	11/7/2016
4th Quarter	$0.4100	1/31/2017	2/7/2017

In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the “Holdings Merger”).  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the “Designated Units”).  Distributions paid to partners during calendar years 2014 and 2015 excluded 45,120,000 and 35,380,000 Designated Units, respectively.  The temporary distribution waiver expired in November 2015; therefore, distributions paid during calendar year 2016 were paid on all outstanding common units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Business Segments and Related Information

Segment Overview
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

The following information summarizes the current assets and operations of each business segment (mileage and other statistics are unaudited):

▪
Our NGL Pipelines & Services business segment includes our natural gas processing plants and related NGL marketing activities; approximately 19,670 miles of NGL pipelines; NGL and related product storage facilities; and 15 NGL fractionators.  This segment also includes our NGL export docks and related operations.

▪
Our Crude Oil Pipelines & Services business segment includes approximately 5,400 miles of crude oil pipelines, crude oil storage terminals located in Oklahoma and Texas, and our crude oil marketing activities.

▪
Our Natural Gas Pipelines & Services business segment includes approximately 19,120 miles of natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  We lease underground salt dome natural gas storage facilities located in Texas and Louisiana and own an underground salt dome storage cavern in Texas, all of which are important to our natural gas pipeline operations.  This segment also includes our related natural gas marketing activities.

▪
Our Petrochemical & Refined Products Services business segment includes (i) propylene fractionation and related operations, including 686 miles of pipelines; (ii) a butane isomerization complex, associated deisobutanizer units and related pipeline assets; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,250 miles, terminals and related marketing activities; and (v) marine transportation.

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

Segment Gross Operating Margin
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our measurement of total segment gross operating margin for the periods presented.  The GAAP financial measure most directly comparable to total segment gross operating margin is operating income.
	For the Year Ended December 31,
	2016	2015	2014
Income before income taxes	$2,576.4	$2,555.9	$2,856.6
Add total other expense, net	1,004.3	984.3	919.1
Operating income	3,580.7	3,540.2	3,775.7
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	1,456.7	1,428.2	1,282.7
Add asset impairment and related charges in operating costs and expenses (1)	52.8	162.6	34.0
Add net losses and subtract net gains attributable to asset sales and insurance recoveries	(2.5)	15.6	(102.1)
Add general and administrative costs	160.1	192.6	214.5
Adjustments for make-up rights on certain new pipeline projects:
Add non-refundable payments received from shippers attributable to make-up rights (2)	17.5	53.6	84.6
Subtract the subsequent recognition of revenues attributable to make-up rights (3)	(34.6)	(60.7)	(2.9)
Total segment gross operating margin	$5,230.7	$5,332.1	$5,286.5

(1) The amount presented for 2016 includes $7.1 million recorded in connection with the fire at Pascagoula (see Note 5).
(2) Since make-up rights entail a future performance obligation by the pipeline to the shipper, these receipts are recorded as deferred revenue for GAAP purposes; however, these receipts are included in gross operating margin in the period of receipt since they are nonrefundable to the shipper.
(3) As deferred revenues attributable to make-up rights are subsequently recognized as revenue under GAAP, gross operating margin must be adjusted to remove such amounts to prevent duplication since the associated non-refundable payments were previously included in gross operating margin.

The results of operations from our liquids pipelines are primarily dependent upon the volumes transported and the associated fees we charge for such transportation services.  Typically, pipeline transportation revenue is recognized when volumes are re-delivered to customers.  However, under certain pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period.  These arrangements typically entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper “make-up rights”).  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized under GAAP at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

However, management includes deferred transportation revenues relating to the “make-up rights” of committed shippers when reviewing the financial results of certain new pipeline projects (Texas Express Pipeline, Front Range Pipeline, ATEX, Aegis Ethane Pipeline and Seaway Pipeline).  From an internal (and segment) reporting standpoint, management considers the transportation fees paid by committed shippers on these pipeline projects, including any non-refundable revenues that may be deferred under GAAP related to make-up rights, to be important in assessing the financial performance of these pipeline assets.  Although the adjustments for make-up rights are included in segment gross operating margin, our consolidated revenues do not reflect any deferred revenues until the conditions for recognizing such revenues are met in accordance with GAAP.

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Gross operating margin by segment:
NGL Pipelines & Services	$2,990.6	$2,771.6	$2,877.7
Crude Oil Pipelines & Services	854.6	961.9	762.5
Natural Gas Pipelines & Services	734.9	782.6	803.3
Petrochemical & Refined Products Services	650.6	718.5	681.0
Offshore Pipelines & Services	--	97.5	162.0
Total segment gross operating margin	$5,230.7	$5,332.1	$5,286.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Segment Financial Information
Information by business segment, together with reconciliations to amounts presented on our Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2016	$10,232.7	$6,478.7	$2,532.4	$3,721.8	$--	$--	$22,965.6
Year ended December 31, 2015	9,779.0	10,258.3	2,729.5	4,111.9	76.9	--	26,955.6
Year ended December 31, 2014	17,078.4	20,151.9	4,182.6	6,316.5	150.3	--	47,879.7
Revenues from related parties:
Year ended December 31, 2016	9.8	36.3	10.6	--	--	--	56.7
Year ended December 31, 2015	9.0	47.6	13.8	--	1.9	--	72.3
Year ended December 31, 2014	11.4	32.4	21.2	--	6.5	--	71.5
Intersegment and intrasegment revenues:
Year ended December 31, 2016	19,150.0	9,052.0	668.5	1,234.8	--	(30,105.3)	--
Year ended December 31, 2015	10,217.9	5,162.0	662.1	1,126.0	0.6	(17,168.6)	--
Year ended December 31, 2014	13,716.5	12,678.7	1,106.7	1,779.6	6.5	(29,288.0)	--
Total revenues:
Year ended December 31, 2016	29,392.5	15,567.0	3,211.5	4,956.6	--	(30,105.3)	23,022.3
Year ended December 31, 2015	20,005.9	15,467.9	3,405.4	5,237.9	79.4	(17,168.6)	27,027.9
Year ended December 31, 2014	30,806.3	32,863.0	5,310.5	8,096.1	163.3	(29,288.0)	47,951.2
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2016	61.4	311.9	3.8	(15.1)	--	--	362.0
Year ended December 31, 2015	57.5	281.4	3.8	(15.7)	46.6	--	373.6
Year ended December 31, 2014	30.6	184.6	3.6	(13.3)	54.0	--	259.5

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

Our integrated midstream energy asset network (including the midstream energy assets owned by our equity method investees) provides services to producers and consumers of natural gas, NGLs, crude oil, refined products and certain petrochemicals.  In general, hydrocarbons may enter our asset system in a number of ways, such as through a natural gas processing plant, a natural gas gathering pipeline, a crude oil pipeline or terminal, an NGL fractionator, an NGL storage facility or an NGL gathering or transportation pipeline. Many of our equity investees are included within our integrated midstream asset network.  For example, we use the Front Range Pipeline and Texas Express Pipeline to transport mixed NGLs to our Mont Belvieu complex for fractionation and storage and the Seaway Pipeline to transport crude oil to our terminals in the Houston, Texas area.  Given the integral nature of our equity method investees to our operations, we believe the presentation of equity earnings from such investees as a component of gross operating margin and operating income is meaningful and appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by business segment, together with reconciliations to our Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 5)
At December 31, 2016	$14,091.5	$4,216.1	$8,403.0	$3,261.2	$--	$3,320.7	$33,292.5
At December 31, 2015	12,909.7	3,550.3	8,620.0	3,060.7	--	3,894.0	32,034.7
At December 31, 2014	11,766.9	2,332.2	8,835.5	3,047.2	1,145.1	2,754.7	29,881.6
Investments in unconsolidated affiliates: (see Note 6)
At December 31, 2016	750.4	1,824.6	21.7	80.6	--	--	2,677.3
At December 31, 2015	718.7	1,813.4	22.5	73.9	--	--	2,628.5
At December 31, 2014	682.3	1,767.7	23.2	75.1	493.7	--	3,042.0
Intangible assets, net: (see Note 7)
At December 31, 2016	350.2	2,279.0	1,054.5	180.4	--	--	3,864.1
At December 31, 2015	380.3	2,377.5	1,087.7	191.7	--	--	4,037.2
At December 31, 2014	689.2	2,223.6	972.9	374.8	41.6	--	4,302.1
Goodwill: (see Note 7)
At December 31, 2016	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
At December 31, 2015	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
At December 31, 2014	2,210.2	918.7	296.3	793.0	82.0	--	4,300.2
Segment assets:
At December 31, 2016	17,843.8	10,160.7	9,775.5	4,478.4	--	3,320.7	45,579.1
At December 31, 2015	16,660.4	9,582.2	10,026.5	4,282.5	--	3,894.0	44,445.6
At December 31, 2014	15,348.6	7,242.2	10,127.9	4,290.1	1,762.4	2,754.7	41,525.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
NGL Pipelines & Services:
Sales of NGLs and related products	$8,380.5	$8,044.8	$15,460.1
Midstream services	1,862.0	1,743.2	1,629.7
Total	10,242.5	9,788.0	17,089.8
Crude Oil Pipelines & Services:
Sales of crude oil	5,802.5	9,732.9	19,783.9
Midstream services	712.5	573.0	400.4
Total	6,515.0	10,305.9	20,184.3
Natural Gas Pipelines & Services:
Sales of natural gas	1,591.9	1,722.6	3,181.7
Midstream services	951.1	1,020.7	1,022.1
Total	2,543.0	2,743.3	4,203.8
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,921.9	3,333.5	5,575.5
Midstream services	799.9	778.4	741.0
Total	3,721.8	4,111.9	6,316.5
Offshore Pipelines & Services:
Sales of natural gas	--	--	0.3
Sales of crude oil	--	3.2	8.6
Midstream services	--	75.6	147.9
Total	--	78.8	156.8
Total consolidated revenues	$23,022.3	$27,027.9	$47,951.2

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$15,710.9	$19,612.9	$40,464.1
Other operating costs and expenses (1)	2,425.6	2,449.4	2,541.8
Depreciation, amortization and accretion	1,456.7	1,428.2	1,282.7
Impairment and related charges	52.8	162.6	34.0
Net losses (gains) attributable to asset sales and insurance recoveries	(2.5)	15.6	(102.1)
General and administrative costs	160.1	192.6	214.5
Total consolidated costs and expenses	$19,803.6	$23,861.3	$44,435.0

(1) Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment and related charges; and net losses (or gains) attributable to asset sales and insurance recoveries.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customer Information
Our largest non-affiliated customer for 2016 was Vitol Holding B.V. and its affiliates (collectively, “Vitol”), which accounted for $2.28 billion, or 9.9%, of our consolidated revenues for the year.  Vitol is a global energy and commodity trading company. The following table presents our consolidated revenues from Vitol by business segment for the year ended December 31, 2016:

NGL Pipelines & Services	$1,830.1
Crude Oil Pipelines & Services	171.9
Natural Gas Pipelines & Services	7.8
Petrochemical & Refined Products Services	270.3
Total	$2,280.1

Shell Oil Company and its affiliates was our largest non-affiliated customer for 2015 and 2014, accounting for 7.4% and 8.5%, respectively of our consolidated revenues.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

Basic earnings per unit is computed by dividing net income or loss available to our common unitholders by the weighted-average number of our distribution-bearing units outstanding during a period, which excluded the Designated Units (see Note 9) to the extent such units did not participate in the distributions to be paid with respect to such period.

Diluted earnings per unit is computed by dividing net income or loss attributable to our limited partners by the sum of (i) the weighted-average number of our distribution-bearing units outstanding during a period (as used in determining basic earnings per unit), (ii) the weighted-average number of Designated Units outstanding during a period and (iii) the number of incremental common units resulting from the assumed exercise of dilutive unit options outstanding during a period (the “incremental option units”).

In a period of net losses, the Designated Units and incremental option units are excluded from the calculation of diluted earnings per unit due to their antidilutive effect.  The dilutive incremental option units are calculated using the treasury stock method, which assumes that proceeds from the exercise of all in-the-money options at the end of each period are used to repurchase common units at an average market price during the period.  The amount of common units remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$2,513.1	$2,521.2	$2,787.4
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(12.9)	(8.7)	(5.2)
Net income available to common unitholders	$2,500.2	$2,512.5	$2,782.2

Basic weighted-average number of common units outstanding	2,081.4	1,966.6	1,848.7

Basic earnings per unit	$1.20	$1.28	$1.51

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$2,513.1	$2,521.2	$2,787.4

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,081.4	1,966.6	1,848.7
Designated Units	--	26.5	42.7
Phantom units (1)	7.7	5.4	2.9
Incremental option units	--	0.1	0.9
Total	2,089.1	1,998.6	1,895.2

Diluted earnings per unit	$1.20	$1.26	$1.47

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Business Combinations

Acquisition of EFS Midstream
In July 2015, we purchased EFS Midstream from affiliates of PXD and Reliance for approximately $2.1 billion, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing on July 8, 2015.  The second and final installment of $1.0 billion was paid on July 11, 2016 using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

The EFS Midstream System provides condensate gathering and processing services as well as gathering, treating and compression services for the associated natural gas.  The EFS Midstream System includes approximately 460 miles of gathering pipelines, 11 central gathering plants, 171 thousand barrels per day of condensate stabilization capacity and 1.0 billion cubic feet per day of associated natural gas treating capacity.  Our primary purpose in acquiring the EFS Midstream System was to secure the underlying production, particularly the processed condensate, for our midstream asset network.  Under terms of the associated agreements, PXD and Reliance have dedicated certain of their Eagle Ford Shale acreage to us under 20-year, fixed-fee gathering agreements that include minimum volume requirements for the first seven years.  PXD and Reliance have also entered into related 20-year fee-based agreements with us for natural gas transportation and processing, NGL transportation and fractionation, and for processed condensate and crude oil transportation services.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for PXD and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the effective date of the EFS Midstream acquisition was July 1, 2015, our Statements of Consolidated Operations do not include earnings from this business prior to this date.  The following table presents selected unaudited pro forma earnings information for the year ended December 31, 2015 as if the acquisition had been completed on January 1, 2014.  This pro forma information was prepared using historical financial data for EFS Midstream and reflects certain estimates and assumptions made by our management.  Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the year ended December 31, 2015 had we acquired EFS Midstream on January 1, 2014.

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

Acquisition of Oiltanking
On October 1, 2014, we acquired Oiltanking GP and the related IDRs, 15,899,802 common units and 38,899,802 subordinated units of Oiltanking from OTA.  We paid total consideration of approximately $4.4 billion to OTA comprised of $2.21 billion in cash and 54,807,352 Enterprise common units for these ownership interests and rights. We also paid $228.3 million to assume the outstanding loans, including related accrued interest, owed by Oiltanking or its subsidiaries to OTA.  Collectively, these transactions are referred to as “Step 1” of the Oiltanking acquisition. We funded the cash consideration for the Step 1 transactions using borrowings under our 364-Day Credit Agreement, proceeds from the sale of short-term notes under our commercial paper program and cash on hand.  As a result of completing Step 1 of the acquisition, we began consolidating the financial statements of Oiltanking and its general partner on October 1, 2014.

Oiltanking owned marine terminals located on the Houston Ship Channel and at the Port of Beaumont with a total of 12 ship and barge docks and approximately 26 MMBbls of crude oil and petroleum products storage capacity. Oiltanking’s marine terminal on the Houston Ship Channel is connected by pipeline to our Mont Belvieu, Texas complex and is integral to our growing LPG export, crude oil storage and octane enhancement and propylene businesses.  Our ECHO facility is also connected to Oiltanking’s system.  We had a strategic relationship and enjoyed mutual growth with Oiltanking and its predecessors since 1983.  The combination of our legacy midstream assets and Oiltanking’s access to waterborne markets and crude oil and petroleum products storage assets extended and broadened our midstream energy services business.

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
(2) The IDRs represented contractual rights to future cash incentive distributions to be paid by Oiltanking. These rights were granted to Oiltanking GP under the terms of Oiltanking’s partnership agreement. Oiltanking GP could separate and sell the IDRs independent of its other residual general partner interest in Oiltanking. In February 2015 (following completion of Step 2 of the Oiltanking acquisition), the Oiltanking IDRs were cancelled and the carrying value of this intangible asset was reclassified to goodwill.
(3) In connection with Step 1, we entered into the Liquidity Option Agreement with OTA and Marquard & Bahls (“M&B”, a German corporation and ultimate parent company of OTA). Other long-term liabilities include our initial $219.7 million estimated fair value for the Liquidity Option Agreement (see Note 17).
(4) From an accounting perspective, Enterprise acquired control of Oiltanking as a result of completing Step 1. The estimated fair value of Oiltanking’s common units held by parties other than Enterprise following Step 1 (i.e., the “noncontrolling interest”) is based on 28,328,890 common units held by third parties on October 1, 2014 multiplied by the closing unit price for Oiltanking common units of $49.32 per unit on that date.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the effective date of Step 1 of the Oiltanking acquisition was October 1, 2014, our Statements of Consolidated Operations do not include earnings from this business prior to this date.  The following table presents selected unaudited pro forma earnings information for the year ended December 31, 2014 as if the acquisition had been completed on January 1, 2014.  This pro forma information was prepared using historical financial data for Oiltanking and reflects certain estimates and assumptions made by our management.  Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the year ended December 31, 2014 had we acquired Oiltanking on January 1, 2014.

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

▪
all outstanding common units of Oiltanking at the effective time of the merger held by Oiltanking’s public unitholders (which consisted of Oiltanking unitholders other than us and our subsidiaries) to be cancelled and converted into our common units based on an exchange ratio of 1.30 of our common units for each Oiltanking common unit.

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

Since we had a controlling financial interest in Oiltanking before and after completion of Step 2, the increase in our ownership interest in Oiltanking was accounted for as an equity transaction with no gain or loss recognized.  Step 2 represented our acquisition of the noncontrolling interests in Oiltanking; therefore, approximately $1.4 billion of noncontrolling interests attributable to Oiltanking were reclassified to limited partners’ equity to reflect the February 2015 issuance of 36,827,517 new common units.

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

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Equity-classified awards:
Phantom unit awards	$78.6	$78.3	$45.1
Restricted common unit awards	4.7	14.7	42.1
Profits interest awards	5.4	--	--
Liability-classified awards	0.5	0.2	0.3
Total	$89.2	$93.2	$87.5

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

At December 31, 2016, substantially all of the restricted common unit awards, and all of the phantom unit awards, were granted under EPCO’s 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (“2008 Plan”).  The 2008 Plan is a long-term incentive plan under which any employee or consultant of EPCO, us or our affiliates that provides services to us, directly or indirectly, may receive incentive compensation awards in the form of options, restricted common units, phantom units, distribution equivalent rights (“DERs”), unit appreciation rights (“UARs”), unit awards, other unit-based awards or substitute awards.  Non-employee directors of our general partner may also participate in the 2008 Plan.  The maximum number of common units authorized for issuance under the 2008 Plan was 35,000,000 at December 31, 2016.  This amount automatically increased under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2016 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  The 2008 Plan is effective until September 30, 2023 or, if earlier, until the time that all available common units under the 2008 Plan have been delivered to participants or the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Audit and Conflicts Committee.  After giving effect to awards granted under the 2008 Plan through January 1, 2017, a total of 18,336,456 additional common units were available for issuance.

During 2016, EPCO formed four limited partnerships (generally referred to as “Employee Partnerships”) to serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” in an Employee Partnership. The names of the Employee Partnerships are EPD PubCo Unit I L.P. (“PubCo I”), EPD PubCo Unit II L.P. (“PubCo II”), EPD PubCo Unit III L.P. (“PubCo III”) and EPD PrivCo Unit I L.P. (“PrivCo I”).  The Employee Partnerships are discussed later in this note.

At December 31, 2016, a small number of restricted common unit awards remained outstanding under the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”).   The 1998 Plan is effectively closed and no new awards have been granted under this plan since 2014.  The 1998 Plan provided for awards of our common units and other rights to our non-employee directors and to employees of EPCO and its affiliates providing services to us.  Historically, awards under the 1998 Plan consisted of unit options and restricted common units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Phantom Unit Awards
Phantom unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  Phantom unit awards generally vest at a rate of 25% per year beginning one year after the grant date and are non-vested until the required service periods expire.  All of the phantom unit awards were issued under the 2008 Plan.

At December 31, 2016, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant. Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at January 1, 2014	--	$--
Granted (2)	3,530,710	$33.12
Vested	(38,200)	$33.04
Forfeited	(150,120)	$33.12
Phantom unit awards at December 31, 2014	3,342,390	$33.13
Granted (3)	3,496,140	$33.96
Vested	(940,415)	$33.14
Forfeited	(471,166)	$33.51
Phantom unit awards at December 31, 2015	5,426,949	$33.63
Granted (4)	4,508,310	$21.90
Vested	(1,761,455)	$33.10
Forfeited	(406,303)	$28.52
Phantom unit awards at December 31, 2016	7,767,501	$27.20

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
(4) The aggregate grant date fair value of phantom unit awards issued during 2016 was $98.7 million based on a grant date market price of our common units ranging from $21.86 to $27.39 per unit. An estimated annual forfeiture rate of 3.9% was applied to these awards.

After taking into account tax withholding requirements, we issued 1,170,600, 618,395 and 23,311 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2016, 2015 and 2014, respectively.

The 2008 Plan provides for the issuance of DERs in connection with phantom unit awards.  A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid to our common unitholders.  Cash payments made in connection with DERs are charged to partners’ equity when the phantom unit award is expected to result in the issuance of common units; otherwise, such amounts are expensed.

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Cash payments made in connection with DERs	$11.7	$7.7	$3.7
Total intrinsic value of phantom unit awards that vested during period	$40.9	$31.2	$1.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $79.8 million at December 31, 2016, of which our share of the cost is currently estimated to be $71.1 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

Profits Interest Awards
In February 2016, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed the following Enterprise common units it owned to the Employee Partnerships: (i) 2,723,052 units to PubCo I, (ii) 2,834,198 units to PubCo II and (iii) 1,111,438 units to PrivCo I.  In April 2016, EPCO Holdings contributed 105,000 Enterprise common units it owned to PubCo III.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

In general, the Class A limited partner earns a quarterly preferred return equal to $0.39 per unit on the number of Enterprise common units contributed by EPCO Holdings to each Employee Partnership, with any residual cash amount remaining in each Employee Partnership being paid to the applicable Class B limited partners on a quarterly basis as a distribution. Upon liquidation of an Employee Partnership, assets having a then current fair market value equal to the Class A limited partner’s capital base in such Employee Partnership will be distributed to the Class A limited partner. Any remaining assets of such Employee Partnership will be distributed to the Class B limited partners of such Employee Partnership as a residual profits interest, which represents the appreciation in value of the Employee Partnership’s assets since the date of EPCO Holdings’ contribution to it, as described above.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes key elements of each Employee Partnership:

Employee Partnership	Enterprise Common Units owned by Employee Partnership	Class A Capital Base (1)	Class A Preference Return (2)	Expected Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052 units	$63.5 million	$0.39	Feb. 2020	$13.2 million	$10.4 million
PubCo II	2,834,198 units	$66.1 million	$0.39	Feb. 2021	$14.6 million	$12.1 million
PubCo III	105,000 units	$2.5 million	$0.39	Apr. 2020	$0.5 million	$0.4 million
PrivCo I	1,111,438 units	$25.9 million	$0.39	Feb. 2021	$5.8 million	$1.0 million

(1) Represents fair market value of the Enterprise common units contributed to each Employee Partnership at the applicable contribution date.
(2) Each quarter, the Class A limited partner in each Employee Partnership is paid a cash distribution equal to the product of (i) the number of common units owned by the Employee Partnership and (ii) the Class A Preference Return of $0.39 per unit (subject to equitable adjustment in order to reflect any equity split, equity distribution or dividend, reverse split, combination, reclassification, recapitalization or other similar event affecting such common units). To the extent that the Employee Partnership has cash remaining after making this quarterly payment to the Class A limited partner, the residual cash is distributed to the Class B limited partners on a quarterly basis.
(3) Represents the total grant date fair value of the profits interest awards irrespective of how such costs will be allocated between us and EPCO and its privately held affiliates.
(4) Represents our expected share of the unrecognized compensation cost at December 31, 2016. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 3.1 years, 4.1 years, 3.3 years and 4.1 years, respectively.

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	0.9% to 1.1%	6.2% to 6.8%	29% to 40%
PubCo II	5.0 years	1.1% to 1.3%	6.2% to 6.8%	27% to 40%
PubCo III	4.0 years	1.0%	6.2%	40%
PrivCo I	5.0 years	1.2% to 1.3%	6.2% to 6.7%	32% to 40%

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents restricted common unit award activity for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at January 1, 2014	7,221,214	$25.83
Vested	(2,634,074)	$23.94
Forfeited	(357,350)	$26.38
Restricted common units at December 31, 2014	4,229,790	$26.96
Vested	(2,009,970)	$26.00
Forfeited	(259,300)	$27.53
Restricted common units at December 31, 2015	1,960,520	$27.88
Vested	(1,234,502)	$27.45
Forfeited	(43,724)	$28.48
Restricted common units at December 31, 2016 (2)	682,294	$28.61

(1) Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2) Of the total number of restricted common units outstanding at December 31, 2016, a total of 491,280 were issued under the 2008 Plan with the balance issued under the 1998 Plan.

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

The following table presents supplemental information regarding restricted common unit awards for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Cash distributions paid to restricted common unitholders	$1.6	$4.0	$7.3
Total intrinsic value of restricted common unit awards that vested during period	$28.5	$67.3	$87.1

For the EPCO group of companies, the unrecognized compensation cost associated with restricted common unit awards was an aggregate $0.7 million at December 31, 2016, of which our share of the cost is currently estimated to be $0.5 million.  We expect to recognize our share of the unrecognized compensation cost for these awards by the end of 2017.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unit Option Awards
EPCO’s long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units.  Historically, our unit option awards were issued under the 1998 Plan. All such awards had been exercised as of December 31, 2015 and no new unit option awards were granted during the three years ended December 31, 2016.

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

The following table presents unit option award activity for the periods indicated:

	Number of Units	Weighted- Average Strike Price (dollars/unit)
Unit option awards at January 1, 2014	4,050,000	$13.24
Exercised	(2,720,000)	$11.83
Forfeited	(60,000)	$16.14
Unit option awards at December 31, 2014	1,270,000	$16.14
Exercised	(1,270,000)	$16.14
Unit option awards at December 31, 2015	--	$--

In order to fund its unit option award-related obligations, EPCO purchased our common units at fair value directly from us.  When employees exercised unit option awards, we reimbursed EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

The following table presents supplemental information regarding unit option awards during the periods indicated:

	For the Year Ended December 31,
	2015	2014
Total intrinsic value of unit option awards exercised during period	$21.7	$57.5
Cash received from EPCO in connection with the exercise of unit option awards	$13.1	$33.4
Unit option award-related cash reimbursements to EPCO	$21.7	$57.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our portfolio of interest rate swaps at December 31, 2016:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.36%	Fair value hedge

During 2014, we elected to terminate all of our interest rate swaps then outstanding. Since these interest rate swaps were accounted for as fair value hedges, the aggregate $27.6 million of gains was recorded as a component of long-term debt and is being amortized to earnings (as a decrease in interest expense) using the effective interest method over the remaining life of the associated debt obligations. Of the total gain, $17.6 million was amortized through January 2016 and $10.0 million will be amortized through October 2019.

As a result of lower interest rates, during 2016, we entered into eight 30-year forward-starting swaps associated with anticipated future issuances of debt. At December 31, 2016, our portfolio of forward starting swaps was as follows:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	4 forward starting swaps	$275.0	5/2018	2.02%	Cash flow hedge

As a result of market conditions in October 2016, we elected to terminate forward starting swaps that were scheduled to settle in September 2017, which resulted in cash gains totaling $6.1 million.  As cash flow hedges, gains on these derivative instruments will be reflected as a component of accumulated other comprehensive income and be amortized to earnings (as a decrease in interest expense) over the life of the associated future debt obligations beginning in September 2017.

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

At December 31, 2016, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪
The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities. We achieve this objective by executing fixed-price sales for a portion of our expected equity NGL production using derivative instruments and related contracts. For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for plant thermal reduction, which is hedged using derivative instruments and related contracts.

▪
The objective of our inventory hedging program is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of derivative instruments and related contracts.

The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2016 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	21.6	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls) (3)	4.3	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.4	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.3	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	1.8	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	8.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	101.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	124.1	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.2	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	11.5	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	17.1	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4,5)	156.6	8.3	Mark-to-market
NGL risk management activities (MMBbls) (5)	18.7	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (5)	0.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (5)	27.8	n/a	Mark-to-market

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
(3) Forecasted NGL sales volumes under Natural gas processing exclude 1.2 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4) Current and long-term volumes include 35.3 Bcf and 0.9 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
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
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$0.3	Current assets	$3.2	Current liabilities	$0.2	Current liabilities	$--
Interest rate derivatives	Other assets	36.2	Other assets	--	Other liabilities	0.9	Other liabilities	3.7
Total interest rate derivatives		36.5		3.2		1.1		3.7
Commodity derivatives	Current assets	499.2	Current assets	253.8	Current liabilities	662.0	Current liabilities	137.5
Commodity derivatives	Other assets	--	Other assets	0.2	Other liabilities	--	Other liabilities	1.4
Total commodity derivatives		499.2		254.0		662.0		138.9
Total derivatives designated as hedging instruments		$535.7		$257.2		$663.1		$142.6

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$41.9	Current assets	$1.6	Current liabilities	$75.6	Current liabilities	$3.1
Commodity derivatives	Other assets	0.3	Other assets	--	Other liabilities	1.8	Other liabilities	1.0
Total commodity derivatives		42.2		1.6		77.4		4.1
Total derivatives not designated as hedging instruments		$42.2		$1.6		$77.4		$4.1

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Cash Collateral Received	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2016:
Interest rate derivatives	$36.5	$--	$36.5	$(0.2)	$--	$--	$36.3
Commodity derivatives	541.4	--	541.4	(526.8)	--	--	14.6
As of December 31, 2015:
Interest rate derivatives	$3.2	$--	$3.2	$(3.2)	$--	$--	$--
Commodity derivatives	255.6	--	255.6	(143.0)	(40.1)	(72.2)	0.3

	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2016:
Interest rate derivatives	$1.1	$--	$1.1	$(0.2)	$--	$0.9
Commodity derivatives	739.4	--	739.4	(526.8)	(212.4)	0.2
As of December 31, 2015:
Interest rate derivatives	$3.7	$--	$3.7	$(3.2)	$--	$0.5
Commodity derivatives	143.0	--	143.0	(143.0)	--	--

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2016	2015	2014
Interest rate derivatives	Interest expense	$0.3	$(1.4)	$(26.5)
Commodity derivatives	Revenue	(90.5)	19.1	11.9
Total		$(90.2)	$17.7	$(14.6)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2016	2015	2014
Interest rate derivatives	Interest expense	$(0.4)	$1.4	$26.4
Commodity derivatives	Revenue	125.0	0.2	(11.8)
Total		$124.6	$1.6	$14.6

For the year ended December 31, 2016, the net gain of $34.5 million recognized in income from our commodity derivatives designated as fair value hedges includes $1.1 million of net gains attributable to hedge ineffectiveness.   The remaining $33.4 million was a net gain that was recognized during the year ended December 31, 2016 and primarily related to prompt-to-forward month price differentials that were excluded from the assessment of hedge effectiveness.  Net gains or losses due to ineffectiveness and from those amounts excluded from the assessment of hedge effectiveness were immaterial for all other periods presented.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative (Effective Portion)
	For the Year Ended December 31,
	2016	2015	2014
Interest rate derivatives	$42.3	$--	$--
Commodity derivatives – Revenue (1)	(197.4)	217.6	161.3
Commodity derivatives – Operating costs and expenses (1)	3.6	(2.7)	--
Total	$(151.5)	$214.9	$161.3

(1) The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Year Ended December 31,
		2016	2015	2014
Interest rate derivatives	Interest expense	$(37.4)	$(35.3)	$(32.4)
Commodity derivatives	Revenue	(53.6)	231.7	75.0
Commodity derivatives	Operating costs and expenses	0.2	(3.5)	1.7
Total		$(90.8)	$192.9	$44.3

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Year Ended December 31,
		2016	2015	2014
Commodity derivatives	Revenue	$--	$4.7	$(0.3)
Commodity derivatives	Operating costs and expenses	0.5	0.1	--
Total		$0.5	$4.8	$(0.3)

Over the next twelve months, we expect to reclassify $40.4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $83.8 million of net losses attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $87.6 million as decrease in revenue and $3.8 million as a decrease to operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2016	2015	2014
Interest rate derivatives	Interest expense	$--	$--	$(0.1)
Commodity derivatives	Revenue	(38.4)	1.0	(23.0)
Commodity derivatives	Operating costs and expenses	(0.4)	0.1	--
Total		$(38.8)	$1.1	$(23.1)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2016 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$36.5	$--	$36.5
Commodity derivatives	84.5	455.2	1.7	541.4
Total	$84.5	$491.7	$1.7	$577.9

Financial liabilities:
Liquidity Option Agreement	$--	$--	$269.6	$269.6
Interest rate derivatives	--	1.1	--	1.1
Commodity derivatives	136.8	602.3	0.3	739.4
Total	$136.8	$603.4	$269.9	$1,010.1

	December 31, 2015 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$3.2	$--	$3.2
Commodity derivatives	109.5	145.2	0.9	255.6
Total	$109.5	$148.4	$0.9	$258.8

Financial liabilities:
Liquidity Option Agreement	$--	$--	$245.1	$245.1
Interest rate derivatives	--	3.7	--	3.7
Commodity derivatives	31.3	109.2	2.5	143.0
Total	$31.3	$112.9	$247.6	$391.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Year Ended December 31,
	Location	2016	2015
Financial asset (liability) balance, net, January 1		$(246.7)	$(219.3)
Total gains (losses) included in:
Net income (1)	Revenue	2.2	(0.9)
Net income	Other expense, net	(24.5)	(25.4)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	(0.5)	(19.2)
Settlements	Revenue	(0.5)	0.1
Transfers out of Level 3 (2)		1.8	18.0
Financial liability balance, net, December 31 (2)		$(268.2)	$(246.7)

(1) There were $1.7 million of unrealized gains and $0.9 million of unrealized losses included in these amounts for the years ended December 31, 2016 and 2015, respectively.
(2) Transfers out of Level 3 into Level 2 were due to shorter remaining transaction maturities falling inside of the Level 2 range at December 31, 2016 and 2015.

The following tables provide quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at the dates indicated:

	Fair Value At December 31, 2016
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$1.7	$0.3	Discounted cash flow	Forward commodity prices	$51.73-$54.77/barrel
Total	$1.7	$0.3

	Fair Value At December 31, 2015
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$0.9	$1.2	Discounted cash flow	Forward commodity prices	$35.63-$43.84/barrel
Commodity derivatives – Propane	--	1.3	Discounted cash flow	Forward commodity prices	$0.42-$0.44/gallon
Total	$0.9	$2.5

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at December 31, 2016.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

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

The following table summarizes our non-cash asset impairment charges for long-lived assets by segment during each of the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
NGL Pipelines & Services	$21.0	$20.8	$16.2
Crude Oil Pipelines & Services	2.3	33.5	2.9
Natural Gas Pipelines & Services	12.3	21.6	0.7
Petrochemical & Refined Products Services	9.6	28.2	9.1
Offshore Pipelines & Services	--	58.5	5.1
Total	$45.2	$162.6	$34.0

As presented in the following tables, our estimated fair values were based on management’s expectation of the market values for such assets based on their knowledge and experience in the industry (a Level 3 type measure involving significant unobservable inputs).  In many cases, there are no active markets (Level 1) or other similar recent transactions (Level 2) to compare to.  Our assumptions used in such analyses are based on the highest and best use of the asset and includes estimated probabilities where multiple cash flow outcomes are possible.

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

Our non-cash asset impairment charges for the year ended December 31, 2016 primarily relate to the planned abandonment of plant and pipeline assets in Texas and New Mexico. The following table presents categories of long-lived assets, primarily property, plant and equipment, that were subject to non-recurring fair value measurements during the year ended December 31, 2016:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$29.9
Long-lived assets held and used	8.0	8.0	--	--	2.2
Long-lived assets disposed of by sale	--	--	--	--	13.1
Total					$45.2

Total asset impairment and related charges for 2016 were $53.5 million, which consisted of $45.2 million of impairment charges attributable to long-lived assets (as described above), $1.2 million of impairment charges attributable to the write-down of spare parts classified as current assets, and $7.1 million of related charges for equipment destroyed by fire at our Pascagoula gas plant (see Note 5).
.

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

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$0.4	$--	$--	$0.4	$81.4
Long-lived assets held for sale	18.0	--	--	18.0	14.2
Long-lived assets disposed of by sale	--	--	--	--	67.0
Total					$162.6

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

Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $21.95 billion and $19.51 billion at December 31, 2016 and 2015, respectively.  The aggregate carrying value of these debt obligations was $20.85 billion and $20.87 billion at December 31, 2016 and 2015, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The amounts reported for fixed-rate debt obligations exclude those amounts hedged using fixed-to-floating interest rate swaps. See “Interest Rate Hedging Activities” within this Note 14 for additional information.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Revenues – related parties:
Unconsolidated affiliates	$56.7	$72.3	$71.5
Costs and expenses – related parties:
EPCO and its privately held affiliates	$963.2	$949.3	$939.9
Unconsolidated affiliates	253.9	245.3	183.0
Total	$1,217.1	$1,194.6	$1,122.9

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2016	2015
Accounts receivable - related parties:
Unconsolidated affiliates	$1.1	$1.2

Accounts payable - related parties:
EPCO and its privately held affiliates	$88.9	$75.6
Unconsolidated affiliates	16.2	8.5
Total	$105.1	$84.1

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

At December 31, 2016, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
685,481,428	32%

Of the total number of units held by EPCO and its privately held affiliates, 118,000,000 have been pledged as security under the credit facilities of a privately held affiliate at December 31, 2016. These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the years ended December 31, 2016, 2015 and 2014, we paid EPCO and its privately held affiliates cash distributions totaling $1.07 billion, $948.3 million and $877.0 million, respectively.  Distributions paid during the years ended December 31, 2015 and 2014 excluded 35,380,000 and 45,120,000 Designated Units, respectively (see Note 9).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under our DRIP and our ATM program.  In January 2016 and March 2015, privately held affiliates of EPCO purchased 3,830,256 and 3,225,057 common units, respectively, from us under our ATM program, generating gross proceeds of $100 million during each year.  In February 2016, privately held affiliates of EPCO reinvested $100 million through our DRIP, resulting in the issuance of an additional 4,481,504 of our common units.  For each of the years ended December 31, 2015 and 2014, DRIP purchases by privately held affiliates of EPCO totaled $100 million.  See Note 9 for additional information regarding our ATM program and DRIP.

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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Operating costs and expenses	$840.7	$826.4	$801.6
General and administrative expenses	105.3	105.2	121.7
Total costs and expenses	$946.0	$931.6	$923.3

Since the vast majority of such expenses are charged to us on an actual basis (i.e., no mark-up is charged or subsidy is received), we believe that such expenses are representative of what the amounts would have been on a standalone basis.  With respect to allocated costs, we believe that the proportional direct allocation method employed by EPCO is reasonable and reflective of the estimated level of costs we would have incurred on a standalone basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relationships with Unconsolidated Affiliates
Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪
For the years ended December 31, 2016, 2015 and 2014, we paid Seaway $161.2 million, $175.8 million and $130.8 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $36.3 million, $47.7 million and $29.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

▪
We pay Promix for the transportation, storage and fractionation of NGLs.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $7.0 million, $8.8 million and $11.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Expenses with Promix were $27.1 million, $24.9 million and $25.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

▪	For the years ended December 31, 2016, 2015 and 2014, we paid Texas Express $22.8 million, $6.7 million and $6.5 million, respectively, for pipeline transportation services.

▪	For the years ended December 31, 2016, 2015 and 2014, we paid Eagle Ford Crude Oil Pipeline $36.2 million, $39.4 million and $25.8 million, respectively, for crude oil transportation.

▪
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $10.7 million, $19.1 million and $24.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The decrease in such amounts during 2016 is related to the sale of our Offshore Business.

Note 16.  Provision for Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2016, 2015 and 2014 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal, state and foreign income tax provision (benefit) is summarized below:

	For the Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(0.5)	$0.9	$2.2
State	16.7	15.5	13.4
Foreign	0.6	1.7	1.4
Total current	16.8	18.1	17.0
Deferred:
Federal	1.1	(1.4)	2.2
State	5.2	(19.2)	3.5
Foreign	0.3	--	0.4
Total deferred	6.6	(20.6)	6.1
Total provision for (benefit from) income taxes	$23.4	$(2.5)	$23.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Pre-Tax Net Book Income (“NBI”)	$2,576.4	$2,555.9	$2,856.6

Texas Margin Tax (1)	$22.1	$(3.7)	$17.5
State income taxes (net of federal benefit)	0.2	0.7	0.2
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	0.8	1.1	1.5
Other permanent differences	0.3	(0.6)	3.9
Provision for (benefit from) income taxes	$23.4	$(2.5)	$23.1

Effective income tax rate	0.9%	(0.1)%	0.8%

(1)   Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses. During 2015, certain legislative changes were enacted to the Texas Margin Tax, which reduced the tax rate for business entities that operate within the state.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryovers (1)	$0.2	$0.2
Accruals	1.6	1.6
Total deferred tax assets	1.8	1.8
Less: Deferred tax liabilities:
Property, plant and equipment	50.5	44.9
Equity investment in partnerships	3.7	2.7
Total deferred tax liabilities	54.2	47.6
Total net deferred tax liabilities	$52.4	$45.8

Current portion of total net deferred tax assets	$0.3	$0.3
Long-term portion of total net deferred tax liabilities	$52.7	$46.1

(1) These losses expire in various years between 2017 and 2033 and are subject to limitations on their utilization.

Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2016, 2015 or 2014.

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

At December 31, 2016 and 2015, our accruals for litigation contingencies were $0.3 million and $4.6 million, respectively, and were recorded in our Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case has now been submitted to the Court of Appeals for its consideration.  We intend to vigorously oppose the judgment through the appeals process.  As of December 31, 2016, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

PDH Litigation.  In July 2013, we executed a contract with Foster Wheeler USA Corporation (“Foster Wheeler”) pursuant to which Foster Wheeler was to serve as the general contractor responsible for the engineering, procurement, construction and installation of our propane dehydrogenation (“PDH”) facility.  In November 2014, Foster Wheeler was acquired by an affiliate of AMEC plc to form Amec Foster Wheeler plc, and Foster Wheeler is now known as Amec Foster Wheeler USA Corporation (“AFW”).  In December 2015, Enterprise and AFW entered into a transition services agreement under which AFW was partially terminated from the PDH project.  In December 2015, Enterprise engaged a second contractor, Optimized Process Designs LLC, to complete the construction and installation of the PDH facility.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redelivery Commitments
We store natural gas, crude oil, NGLs and certain petrochemical products owned by third parties under various agreements.  Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand.  At December 31, 2016, we had approximately 10.3 trillion British thermal units (“TBtus”) of natural gas, 20.0 MMBbls of crude oil, and 45.9 MMBbls of NGL and petrochemical products in our custody that were owned by third parties.  We maintain insurance coverage related to such volumes that we believe is consistent with our exposure.  See Note 18 for information regarding insurance matters.

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

Contractual Obligations
The following table summarizes our various contractual obligations at December 31, 2016.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Scheduled maturities of debt obligations	$23,901.6	$2,577.2	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4
Estimated cash interest payments	$20,370.2	$1,073.3	$1,060.0	$999.5	$941.4	$883.6	$15,412.4
Operating lease obligations	$438.0	$57.1	$51.0	$45.8	$42.3	$35.9	$205.9
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$3,467.5	$912.5	$849.3	$695.8	$551.7	$458.2	$--
NGLs	$140.9	$68.5	$50.8	$21.6	$--	$--	$--
Crude oil	$1,412.7	$421.7	$377.1	$325.6	$155.4	$28.0	$104.9
Petrochemicals & refined products	$514.3	$202.5	$202.6	$106.2	$3.0	$--	$--
Other	$46.0	$9.5	$9.4	$9.4	$7.9	$4.6	$5.2
Underlying major volume commitments:
Natural gas (in TBtus)	992	261	245	200	156	130	--
NGLs (in MMBbls)	13	6	5	2	--	--	--
Crude oil (in MMBbls)	27	8	7	6	3	1	2
Petrochemicals & refined products (in MMBbls)	18	7	7	4	--	--	--
Service payment commitments	$585.2	$180.6	$107.8	$84.8	$58.0	$44.9	$109.1
Capital expenditure commitments	$57.8	$57.8	$--	$--	$--	$--	$--
Scheduled Maturities of Debt.  We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the periods indicated.  See Note 8 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments.  Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2016 and the contractually scheduled maturities of such balances.  With respect to our variable-rate debt obligation, we applied the weighted-average interest rate paid during 2016 to determine the estimated cash payments.  Our estimated cash payments for interest are significantly influenced by the long-term maturities of our $1.47 billion in junior subordinated notes.  Our estimated cash payments for interest assume that these subordinated notes are not repaid prior to their respective maturity dates.  We applied the current fixed interest rate through the respective maturity date for each junior subordinated note to determine the estimated cash payments for interest.  See Note 8 for information regarding fixed and weighted-average variable interest rates charged in 2016.

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

Consolidated costs and expenses include lease and rental expense amounts of $110.1 million, $104.3 million and $94.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Purchase Obligations.  We define purchase obligations as agreements with terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

▪
We have long-term product purchase obligations for natural gas, NGLs, crude oil, petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table shows our volume commitments and estimated payment obligations under these contracts for the periods presented.  Our estimated future payment obligations are based on the contractual price in each agreement at December 31, 2016 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

▪
We have long-term commitments to pay service providers.  Our contractual service payment commitments primarily represent our obligations under firm pipeline transportation contracts.  Payment obligations vary by contract, but generally represent a price per unit of volume multiplied by a firm transportation volume commitment.

▪
We have short-term payment obligations relating to our capital spending program, including our share of the capital spending of our unconsolidated affiliates.  These commitments represent unconditional payment obligations for services to be rendered or products to be delivered in connection with capital projects.

Other Commitments
In connection with the agreements to acquire EFS Midstream (see Note 12), we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for PXD and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream asset network. As of December 31, 2016, we have spent approximately $133 million of the $270 million commitment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2016	2015
Noncurrent portion of AROs (see Note 5)	$76.5	$52.9
Deferred revenues – non-current portion (see Note 3)	137.0	87.8
Liquidity Option Agreement	269.6	245.1
Derivative liabilities	2.7	6.1
Centennial guarantees	5.3	6.1
Other	12.8	13.5
Total	$503.9	$411.5

Liquidity Option Agreement
We entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with OTA and M&B in connection with the Oiltanking acquisition (see Note 12).  Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised, we would indirectly acquire any Enterprise common units then owned by OTA and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) OTA’s deferred tax liabilities. To the extent that the sum of OTA’s deferred tax liabilities exceeds the then current book value of the Liquidity Option liability at the exercise date, we will recognize expense for the difference.

The aggregate consideration to be paid by us for OTA’s capital stock would equal 100% of the then-current fair market value of the Enterprise common units owned by OTA at the exercise date.  The consideration paid may be in the form of newly issued Enterprise common units, cash or any mix thereof, as determined solely by us.  We have the ability to issue the requisite number of common units needed to satisfy any potential obligation under the Liquidity Option.

The Liquidity Option may be exercised prior to February 2020 if a Trigger Event (as defined in the underlying agreements) occurs. The exercise period for a Trigger Event is 135 days following the notice of such event.  Trigger Events include, among other scenarios, any Enterprise Tax Event (as defined in the underlying agreements), which includes certain events in which OTA would recognize a taxable gain on the Enterprise common units that it owns.

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Consolidated Balance Sheet, was $269.6 million and $245.1 million at December 31, 2016 and 2015, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units held by OTA and reflect any tax planning we believe could be employed. Our valuation estimate for the Liquidity Option at December 31, 2016 is based on several inputs that are not observable in the market (i.e., Level 3 inputs) such as the following:

▪
OTA remains in existence (i.e., is not dissolved and its assets sold) between one and 30 years following exercise of the Liquidity Option, depending on the liquidity preference of its owner. An equal probability that OTA will be dissolved was assigned to each year in the 30-year forecast period;

▪
OTA assumes approximately $2.2 billion of associated long-term debt (30-year maturity) immediately after the Liquidity Option is exercised. For purposes of the valuation at December 31, 2016, we used a market rate commensurate with level of debt and tenure of approximately 4.63%.   If the assumption of debt was excluded from the valuation model at December 31, 2016 (and all other inputs remained the same), the estimated fair value of the Liquidity Option would have increased by $215.8 million and resulted in the recognition of an equal amount of expense at the time of change;

▪	Forecasted annual growth rates of Enterprise’s taxable earnings before interest, taxes, depreciation and amortization ranging from 2.2% to 14.7%;

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
OTA’s ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise’s issuance of equity for general company reasons.  For purposes of the valuation at December 31, 2016, we used ownership interests ranging from 1.9% to 2.6%;

▪
OTA pays an aggregate federal and state income tax rate of 38% on its taxable income.  If the aggregate tax rate had been 5% lower (i.e., 33%) at December 31, 2016 (and all other inputs remained the same), the estimated fair value of the Liquidity Option would have decreased by $35.5 million and resulted in the recognition of an equal amount of benefit in earnings at the time of change; and

▪	A discount rate of 7.6% based on our weighted-average cost of capital at December 31, 2016.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option. At December 31, 2016, based on these scenarios, we expect that OTA would own approximately 84% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate had assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability at December 31, 2016 would have increased by $50.9 million.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Statements of Consolidated Operations.  Results for the years ended December 31, 2016 and 2015 include $24.5 million and $25.4 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.

Centennial Guarantees
At December 31, 2016, Centennial’s debt obligations consisted of $58.6 million borrowed under a master shelf loan agreement.  Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed 50% by us and 50% by our joint venture partner in Centennial.  If Centennial were to default on its debt obligations, we and our joint venture partner would each be required to make an approximate $29.3 million payment to Centennial’s lenders in connection with the guarantee agreements (based on Centennial’s debt principal outstanding at December 31, 2016).  We recognized a liability of $4.3 million for our share of the Centennial debt guaranty at December 31, 2016.

In lieu of Centennial procuring insurance to satisfy third party claims arising from a catastrophic event, we and Centennial’s other joint venture partner have entered a limited cash call agreement.  We are obligated to contribute up to a maximum of $50.0 million in the event of a catastrophic event.  At December 31, 2016, we have a recorded liability of $1.9 million representing the estimated fair value of our cash call guaranty.  Our cash contributions to Centennial under the agreement may be covered by our other insurance policies depending on the nature of the catastrophic event.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The natural gas, NGLs and crude oil currently transported, gathered or processed at our facilities originate primarily from existing domestic resource basins, which naturally deplete over time.  To offset this natural decline, our facilities need access to production from newly discovered properties.  Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves.  These factors could include relatively low crude oil and natural gas prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons.  A decrease in exploration and development activities in the regions where our facilities and other energy logistics assets are located could result in a decrease in volumes handled by our assets, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Credit Risk
We may incur credit risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, petrochemicals, refined products and crude oil and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced throughout 2015 and 2016, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, we do not recognize gains related to insurance recoveries until all contingencies related to such proceeds have been resolved, that is, a non-refundable cash payment is received from the insurance carrier or we have a binding settlement agreement with the carrier that clearly states that a non-refundable payment will be made.  To the extent that an asset is rebuilt, the associated expenditures are capitalized, as appropriate, on our Consolidated Balance Sheets and presented as “Capital expenditures” on our Statements of Consolidated Cash Flows.

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

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Decrease (increase) in:
Accounts receivable – trade	$(679.0)	$1,279.3	$1,685.4
Accounts receivable – related parties	0.4	1.3	3.8
Inventories	(871.8)	(72.7)	(105.6)
Prepaid and other current assets	(49.3)	(59.1)	(74.6)
Other assets	(2.0)	(5.8)	18.7
Increase (decrease) in:
Accounts payable – trade	(21.5)	(52.9)	(141.0)
Accounts payable – related parties	21.0	(34.8)	(31.6)
Accrued product payables	1,193.3	(1,342.4)	(1,647.8)
Accrued interest	(11.4)	16.5	31.3
Other current liabilities	189.9	(67.1)	141.3
Other liabilities	49.5	14.4	11.9
Net effect of changes in operating accounts	$(180.9)	$(323.3)	$(108.2)

Cash payments for interest, net of $168.2, $149.1 and $77.9 capitalized in 2016, 2015 and 2014, respectively	$947.9	$911.6	$832.1

Cash payments for federal and state income taxes	$18.7	$17.5	$16.1

We incurred liabilities for construction in progress that had not been paid at December 31, 2016, 2015 and 2014 of $124.3 million, $472.8 million and $372.8 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on our Statements of Consolidated Cash Flows.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We received $95.0 million of nonrefundable insurance proceeds during the year ended December 31, 2014 attributable to property damage claims we filed in connection with a February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility.  Operating income for the year ended December 31, 2014 includes $95.0 million of gains related to these insurance recoveries.

The following table presents our cash proceeds from asset sales and insurance recoveries for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Sale of Offshore Business (see Note 5)	$--	$1,527.7	$--
Insurance recoveries attributable to West Storage claims	--	--	95.0
Cash proceeds from other asset sales	46.5	80.9	50.3
Total	$46.5	$1,608.6	$145.3

The following table presents net gains (losses) attributable to asset sales and insurance recoveries for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
Sale of Offshore Business (see Note 5)	$--	$(12.3)	$--
Gains attributable to West Storage insurance recoveries	--	--	95.0
Net gains (losses) attributable to other asset sales	2.5	(3.3)	7.1
Total	$2.5	$(15.6)	$102.1

See Note 12 for information regarding non-cash consideration we issued in connection with the Oiltanking acquisition.

See Note 14 for information regarding asset impairment and related charges as presented on our Statements of Consolidated Cash Flows.

Note 20.  Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2016:
Revenues	$5,005.3	$5,617.8	$5,920.4	$6,478.8
Operating income	915.6	836.9	905.0	923.2
Net income	670.2	570.0	643.1	669.7
Net income attributable to limited partners	661.2	558.5	634.6	658.8

Earnings per unit:
Basic	$0.32	$0.27	$0.30	$0.31
Diluted	$0.32	$0.27	$0.30	$0.31

For the Year Ended December 31, 2015:
Revenues	$7,472.5	$7,092.5	$6,307.9	$6,155.0
Operating income	896.0	800.3	909.4	934.5
Net income	650.6	556.6	657.7	693.5
Net income attributable to limited partners	636.1	551.0	649.3	684.8

Earnings per unit:
Basic	$0.33	$0.28	$0.33	$0.34
Diluted	$0.32	$0.28	$0.32	$0.34

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

There are no significant restrictions on the ability of EPO to receive funds from Enterprise Products Partners L.P.

Enterprise Products Partners L.P.
Condensed Consolidating Balance Sheet
December 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$366.2	$58.9	$(7.5)	$417.6	$--	$--	$417.6
Accounts receivable – trade, net	1,499.4	1,830.3	(0.2)	3,329.5	--	--	3,329.5
Accounts receivable – related parties	131.5	961.4	(1,090.7)	2.2	--	(1.1)	1.1
Inventories	1,357.5	413.5	(0.5)	1,770.5	--	--	1,770.5
Derivative assets	464.8	76.6	--	541.4	--	--	541.4
Prepaid and other current assets	290.7	191.1	(13.7)	468.1	--	--	468.1
Total current assets	4,110.1	3,531.8	(1,112.6)	6,529.3	--	(1.1)	6,528.2
Property, plant and equipment, net	4,796.5	28,495.7	0.3	33,292.5	--	--	33,292.5
Investments in unconsolidated affiliates	39,995.5	4,227.9	(41,546.1)	2,677.3	22,317.1	(22,317.1)	2,677.3
Intangible assets, net	700.2	3,178.2	(14.3)	3,864.1	--	--	3,864.1
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	222.6	41.0	(177.5)	86.1	0.6	--	86.7
Total assets	$50,284.4	$44,760.3	$(42,850.2)	$52,194.5	$22,317.7	$(22,318.2)	$52,194.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,576.7	$0.1	$--	$2,576.8	$--	$--	$2,576.8
Accounts payable – trade	133.1	272.1	(7.5)	397.7	--	--	397.7
Accounts payable – related parties	1,071.5	139.6	(1,106.0)	105.1	1.1	(1.1)	105.1
Accrued product payables	1,944.5	1,670.3	(1.1)	3,613.7	--	--	3,613.7
Accrued interest	340.7	0.1	--	340.8	--	--	340.8
Derivative liabilities	590.3	147.4	--	737.7	--	--	737.7
Other current liabilities	173.5	316.5	(12.0)	478.0	--	0.7	478.7
Total current liabilities	6,830.3	2,546.1	(1,126.6)	8,249.8	1.1	(0.4)	8,250.5
Long-term debt	21,105.7	15.2	--	21,120.9	--	--	21,120.9
Deferred tax liabilities	5.0	45.1	(1.1)	49.0	--	3.7	52.7
Other long-term liabilities	13.5	400.6	(179.8)	234.3	269.6	--	503.9
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	22,329.9	41,675.3	(41,713.4)	22,291.8	22,047.0	(22,291.8)	22,047.0
Noncontrolling interests	--	78.0	170.7	248.7	--	(29.7)	219.0
Total equity	22,329.9	41,753.3	(41,542.7)	22,540.5	22,047.0	(22,321.5)	22,266.0
Total liabilities and equity	$50,284.4	$44,760.3	$(42,850.2)	$52,194.5	$22,317.7	$(22,318.2)	$52,194.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$28,958.7	$15,296.8	$(21,233.2)	$23,022.3	$--	$--	$23,022.3
Costs and expenses:
Operating costs and expenses	28,108.2	12,768.9	(21,233.6)	19,643.5	--	--	19,643.5
General and administrative costs	22.5	135.3	--	157.8	2.3	--	160.1
Total costs and expenses	28,130.7	12,904.2	(21,233.6)	19,801.3	2.3	--	19,803.6
Equity in income of unconsolidated affiliates	2,686.1	521.7	(2,845.8)	362.0	2,539.9	(2,539.9)	362.0
Operating income	3,514.1	2,914.3	(2,845.4)	3,583.0	2,537.6	(2,539.9)	3,580.7
Other income (expense):
Interest expense	(973.1)	(17.3)	7.8	(982.6)	--	--	(982.6)
Other, net	8.3	2.3	(7.8)	2.8	(24.5)	--	(21.7)
Total other expense, net	(964.8)	(15.0)	--	(979.8)	(24.5)	--	(1,004.3)
Income before income taxes	2,549.3	2,899.3	(2,845.4)	2,603.2	2,513.1	(2,539.9)	2,576.4
Provision for income taxes	(13.1)	(8.2)	--	(21.3)	--	(2.1)	(23.4)
Net income	2,536.2	2,891.1	(2,845.4)	2,581.9	2,513.1	(2,542.0)	2,553.0
Net loss (income) attributable to noncontrolling interests	--	(7.4)	(37.8)	(45.2)	--	5.3	(39.9)
Net income attributable to entity	$2,536.2	$2,883.7	$(2,883.2)	$2,536.7	$2,513.1	$(2,536.7)	$2,513.1

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$20,104.8	$19,087.0	$(12,163.9)	$27,027.9	$--	$--	$27,027.9
Costs and expenses:
Operating costs and expenses	19,283.7	16,549.3	(12,164.3)	23,668.7	--	--	23,668.7
General and administrative costs	38.2	152.3	--	190.5	2.1	--	192.6
Total costs and expenses	19,321.9	16,701.6	(12,164.3)	23,859.2	2.1	--	23,861.3
Equity in income of unconsolidated affiliates	2,718.4	417.5	(2,762.3)	373.6	2,548.7	(2,548.7)	373.6
Operating income	3,501.3	2,802.9	(2,761.9)	3,542.3	2,546.6	(2,548.7)	3,540.2
Other income (expense):
Interest expense	(952.9)	(12.0)	3.1	(961.8)	--	--	(961.8)
Other, net	5.2	0.8	(3.1)	2.9	(25.4)	--	(22.5)
Total other expense, net	(947.7)	(11.2)	--	(958.9)	(25.4)	--	(984.3)
Income before income taxes	2,553.6	2,791.7	(2,761.9)	2,583.4	2,521.2	(2,548.7)	2,555.9
Provision for income taxes	(8.7)	12.7	--	4.0	--	(1.5)	2.5
Net income	2,544.9	2,804.4	(2,761.9)	2,587.4	2,521.2	(2,550.2)	2,558.4
Net loss (income) attributable to noncontrolling interests	--	0.9	(42.9)	(42.0)	--	4.8	(37.2)
Net income attributable to entity	$2,544.9	$2,805.3	$(2,804.8)	$2,545.4	$2,521.2	$(2,545.4)	$2,521.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,544.3	$2,822.1	$(2,845.3)	$2,521.1	$2,452.2	$(2,481.1)	$2,492.2
Comprehensive loss (income) attributable to noncontrolling interests	--	(7.4)	(37.8)	(45.2)	--	5.3	(39.9)
Comprehensive income attributable to entity	$2,544.3	$2,814.7	$(2,883.1)	$2,475.9	$2,452.2	$(2,475.8)	$2,452.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,536.2	$2,891.1	$(2,845.4)	$2,581.9	$2,513.1	$(2,542.0)	$2,553.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	185.4	1,367.0	(0.4)	1,552.0	--	--	1,552.0
Equity in income of unconsolidated affiliates	(2,686.1)	(521.7)	2,845.8	(362.0)	(2,539.9)	2,539.9	(362.0)
Distributions received on earnings from unconsolidated affiliates	1,127.3	265.9	(1,012.7)	380.5	3,331.2	(3,331.2)	380.5
Net effect of changes in operating accounts and other operating activities	2,448.6	(2,568.5)	43.1	(76.8)	18.9	1.2	(56.7)
Net cash flows provided by operating activities	3,611.4	1,433.8	(969.6)	4,075.6	3,323.3	(3,332.1)	4,066.8
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(1,327.4)	(1,656.7)	--	(2,984.1)	--	--	(2,984.1)
Cash used for business combinations, net of cash received	--	(1,000.0)	--	(1,000.0)	--	--	(1,000.0)
Proceeds from asset sales and insurance recoveries	28.8	17.7	--	46.5	--	--	46.5
Other investing activities	(2,640.3)	(63.4)	2,296.9	(406.8)	(2,530.9)	2,530.9	(406.8)
Cash used in investing activities	(3,938.9)	(2,702.4)	2,296.9	(4,344.4)	(2,530.9)	2,530.9	(4,344.4)
Financing activities:
Borrowings under debt agreements	62,813.9	41.8	(41.8)	62,813.9	--	--	62,813.9
Repayments of debt	(61,672.5)	(0.1)	--	(61,672.6)	--	--	(61,672.6)
Cash distributions paid to partners	(3,331.2)	(1,089.6)	1,089.6	(3,331.2)	(3,300.5)	3,331.2	(3,300.5)
Cash payments made in connection with DERs	--	--	--	--	(11.7)	--	(11.7)
Cash distributions paid to noncontrolling interests	--	(8.5)	(39.8)	(48.3)	--	0.9	(47.4)
Cash contributions from noncontrolling interests	--	20.4	--	20.4	--	--	20.4
Net cash proceeds from issuance of common units	--	--	--	--	2,542.8	--	2,542.8
Cash contributions from owners	2,530.9	2,292.2	(2,292.2)	2,530.9	--	(2,530.9)	--
Other financing activities	(0.2)	--	--	(0.2)	(23.0)	--	(23.2)
Cash provided by (used in) financing activities	340.9	1,256.2	(1,284.2)	312.9	(792.4)	801.2	321.7
Net change in cash and cash equivalents	13.4	(12.4)	43.1	44.1	--	--	44.1
Cash and cash equivalents, January 1	--	69.6	(50.6)	19.0	--	--	19.0
Cash and cash equivalents, December 31	$13.4	$57.2	$(7.5)	$63.1	$--	$--	$63.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,544.9	$2,804.4	$(2,761.9)	$2,587.4	$2,521.2	$(2,550.2)	$2,558.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	144.9	1,371.5	(0.4)	1,516.0	--	--	1,516.0
Equity in income of unconsolidated affiliates	(2,718.4)	(417.5)	2,762.3	(373.6)	(2,548.7)	2,548.7	(373.6)
Distributions received on earnings from unconsolidated affiliates	1,989.6	307.7	(1,835.2)	462.1	3,000.2	(3,000.2)	462.1
Net effect of changes in operating accounts and other operating activities	882.8	(1,031.0)	(35.9)	(184.1)	22.1	1.5	(160.5)
Net cash flows provided by operating activities	2,843.8	3,035.1	(1,871.1)	4,007.8	2,994.8	(3,000.2)	4,002.4
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(1,180.0)	(2,631.6)	--	(3,811.6)	--	--	(3,811.6)
Cash used for business combinations, net of cash received	(1,069.9)	13.4	--	(1,056.5)	--	--	(1,056.5)
Proceeds from asset sales and insurance recoveries	1,531.3	77.3	--	1,608.6	--	--	1,608.6
Other investing activities	(1,513.4)	(1,248.2)	2,579.3	(182.3)	(1,179.8)	1,179.8	(182.3)
Cash used in investing activities	(2,232.0)	(3,789.1)	2,579.3	(3,441.8)	(1,179.8)	1,179.8	(3,441.8)
Financing activities:
Borrowings under debt agreements	21,081.1	133.9	(133.9)	21,081.1	--	--	21,081.1
Repayments of debt	(19,867.2)	--	--	(19,867.2)	--	--	(19,867.2)
Cash distributions paid to partners	(3,000.2)	(1,882.4)	1,882.4	(3,000.2)	(2,943.7)	3,000.2	(2,943.7)
Cash payments made in connection with DERs	--	--	--	--	(7.7)	--	(7.7)
Cash distributions paid to noncontrolling interests	--	(0.8)	(47.2)	(48.0)	--	--	(48.0)
Cash contributions from noncontrolling interests	--	54.4	(0.4)	54.0	--	--	54.0
Net cash proceeds from issuance of common units	--	--	--	--	1,188.6	--	1,188.6
Cash contributions from owners	1,179.8	2,445.0	(2,445.0)	1,179.8	--	(1,179.8)	--
Other financing activities	(24.0)	3.1	--	(20.9)	(52.2)	--	(73.1)
Cash provided by (used in) financing activities	(630.5)	753.2	(744.1)	(621.4)	(1,815.0)	1,820.4	(616.0)
Net change in cash and cash equivalents	(18.7)	(0.8)	(35.9)	(55.4)	--	--	(55.4)
Cash and cash equivalents, January 1	18.7	70.4	(14.7)	74.4	--	--	74.4
Cash and cash equivalents, December 31	$--	$69.6	$(50.6)	$19.0	$--	$--	$19.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,786.0	$3,010.7	$(2,959.0)	$2,837.7	$2,787.4	$(2,791.6)	$2,833.5
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	153.0	1,208.0	(0.5)	1,360.5	--	--	1,360.5
Equity in income of unconsolidated affiliates	(2,865.2)	(354.3)	2,960.0	(259.5)	(2,789.6)	2,789.6	(259.5)
Distributions received on earnings from unconsolidated affiliates	4,539.9	327.1	(4,491.9)	375.1	2,702.9	(2,702.9)	375.1
Net effect of changes in operating accounts and other operating activities	(627.0)	479.4	5.7	(141.9)	(7.5)	2.0	(147.4)
Net cash flows provided by operating activities	3,986.7	4,670.9	(4,485.7)	4,171.9	2,693.2	(2,702.9)	4,162.2
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(647.9)	(2,216.1)	--	(2,864.0)	--	--	(2,864.0)
Cash used for business combinations, net of cash received	(2,437.5)	20.7	--	(2,416.8)	--	--	(2,416.8)
Proceeds from asset sales and insurance recoveries	4.3	141.0	--	145.3	--	--	145.3
Other investing activities	(2,603.4)	(660.0)	2,601.0	(662.4)	(384.6)	384.6	(662.4)
Cash used in investing activities	(5,684.5)	(2,714.4)	2,601.0	(5,797.9)	(384.6)	384.6	(5,797.9)
Financing activities:
Borrowings under debt agreements	18,361.1	--	--	18,361.1	--	--	18,361.1
Repayments of debt	(14,341.1)	--	--	(14,341.1)	--	--	(14,341.1)
Cash distributions paid to partners	(2,702.9)	(4,537.8)	4,537.8	(2,702.9)	(2,638.1)	2,702.9	(2,638.1)
Cash payments made in connection with DERs	--	--	--	--	(3.7)	--	(3.7)
Cash distributions paid to noncontrolling interests	--	(2.7)	(45.9)	(48.6)	--	--	(48.6)
Cash contributions from noncontrolling interests	--	--	4.0	4.0	--	--	4.0
Net cash proceeds from issuance of common units	--	--	--	--	388.8	--	388.8
Cash contributions from owners	384.6	2,604.9	(2,604.9)	384.6	--	(384.6)	--
Other financing activities	(13.6)	--	--	(13.6)	(55.6)	--	(69.2)
Cash provided by (used in) financing activities	1,688.1	(1,935.6)	1,891.0	1,643.5	(2,308.6)	2,318.3	1,653.2
Net change in cash and cash equivalents	(9.7)	20.9	6.3	17.5	--	--	17.5
Cash and cash equivalents, January 1	28.4	49.5	(21.0)	56.9	--	--	56.9
Cash and cash equivalents, December 31	$18.7	$70.4	$(14.7)	$74.4	$--	$--	$74.4