Form 10-Q
period 2017-03-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2017-05-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

There were 2,141,588,793 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 28, 2017.  Our common units trade on the New York Stock Exchange under the ticker symbol "EPD."

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62.4	$63.1
Restricted cash	44.7	354.5
Accounts receivable – trade, net of allowance for doubtful accounts of $12.3 at March 31, 2017 and $11.3 at December 31, 2016	3,152.8	3,329.5
Accounts receivable – related parties	1.6	1.1
Inventories	1,922.0	1,770.5
Derivative assets (see Note 12)	40.4	541.4
Prepaid and other current assets	417.6	468.1
Total current assets	5,641.5	6,528.2
Property, plant and equipment, net	33,556.1	33,292.5
Investments in unconsolidated affiliates	2,671.4	2,677.3
Intangible assets, net of accumulated amortization of $1,444.1 at March 31, 2017 and $1,403.1 at December 31, 2016 (see Note 6)	3,823.1	3,864.1
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	92.2	86.7
Total assets	$51,529.5	$52,194.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,300.0	$2,576.8
Accounts payable – trade	526.1	397.7
Accounts payable – related parties	50.1	105.1
Accrued product payables	3,618.2	3,613.7
Accrued interest	202.8	340.8
Derivative liabilities (see Note 12)	43.8	737.7
Other current liabilities	307.0	478.7
Total current liabilities	7,048.0	8,250.5
Long-term debt (see Note 7)	21,123.0	21,120.9
Deferred tax liabilities	52.6	52.7
Other long-term liabilities	505.9	503.9
Commitments and contingencies (see Note 14)
Equity: (see Note 8)
Partners' equity:
Limited partners:
Common units (2,136,371,658 units outstanding at March 31, 2017 and 2,117,588,414 units outstanding at December 31, 2016)	22,695.5	22,327.0
Accumulated other comprehensive loss	(116.2)	(280.0)
Total partners' equity	22,579.3	22,047.0
Noncontrolling interests	220.7	219.0
Total equity	22,800.0	22,266.0
Total liabilities and equity	$51,529.5	$52,194.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Third parties	$7,309.6	$4,989.7
Related parties	10.8	15.6
Total revenues (see Note 9)	7,320.4	5,005.3
Costs and expenses:
Operating costs and expenses:
Third parties	6,081.6	3,866.3
Related parties	251.6	280.6
Total operating costs and expenses	6,333.2	4,146.9
General and administrative costs:
Third parties	20.7	14.3
Related parties	29.7	29.6
Total general and administrative costs	50.4	43.9
Total costs and expenses (see Note 9)	6,383.6	4,190.8
Equity in income of unconsolidated affiliates	94.8	101.1
Operating income	1,031.6	915.6
Other income (expense):
Interest expense	(249.3)	(240.6)
Other, net	(5.3)	3.6
Total other expense, net	(254.6)	(237.0)
Income before income taxes	777.0	678.6
Provision for income taxes	(6.0)	(8.4)
Net income	771.0	670.2
Net income attributable to noncontrolling interests (see Note 8)	(10.3)	(9.0)
Net income attributable to limited partners	$760.7	$661.2

Earnings per unit: (see Note 10)
Basic earnings per unit	$0.36	$0.32
Diluted earnings per unit	$0.36	$0.32

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2017	2016

Net income	$771.0	$670.2
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	144.8	(1.2)
Reclassification of losses (gains) to net income	7.1	(57.2)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	2.4	--
Reclassification of losses to net income	9.6	9.2
Total cash flow hedges	163.9	(49.2)
Other	(0.1)	(0.1)
Total other comprehensive income (loss)	163.8	(49.3)
Comprehensive income	934.8	620.9
Comprehensive income attributable to noncontrolling interests	(10.3)	(9.0)
Comprehensive income attributable to limited partners	$924.5	$611.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$771.0	$670.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	402.3	382.1
Asset impairment and related charges (see Note 12)	11.2	1.7
Equity in income of unconsolidated affiliates	(94.8)	(101.1)
Distributions received on earnings from unconsolidated affiliates	90.5	106.7
Net losses (gains) attributable to asset sales	(0.3)	4.9
Deferred income tax expense	0.1	4.1
Change in fair market value of derivative instruments	(20.3)	20.1
Change in fair market value of Liquidity Option Agreement	5.5	(2.2)
Net effect of changes in operating accounts (see Note 15)	(288.8)	(186.4)
Other operating activities	(0.8)	(0.4)
Net cash flows provided by operating activities	875.6	899.7
Investing activities:
Capital expenditures	(446.0)	(1,007.2)
Contributions in aid of construction costs	15.6	12.2
Decrease (increase) in restricted cash (see Note 2)	309.8	(121.0)
Cash used for pending business combination (see Note 4)	(16.0)	--
Investments in unconsolidated affiliates	(13.7)	(70.4)
Distributions received for return of capital from unconsolidated affiliates	12.0	9.1
Proceeds from asset sales	2.0	13.4
Other investing activities	2.1	--
Cash used in investing activities	(134.2)	(1,163.9)
Financing activities:
Borrowings under debt agreements	17,575.1	20,000.6
Repayments of debt	(17,856.5)	(19,797.4)
Cash distributions paid to limited partners (see Note 8)	(869.0)	(788.3)
Cash payments made in connection with distribution equivalent rights	(3.2)	(2.0)
Cash distributions paid to noncontrolling interests	(10.1)	(8.7)
Cash contributions from noncontrolling interests	0.2	11.1
Net cash proceeds from the issuance of common units	448.8	1,011.5
Other financing activities	(27.4)	(21.0)
Cash provided by (used in) financing activities	(742.1)	405.8
Net change in cash and cash equivalents	(0.7)	141.6
Cash and cash equivalents, January 1	63.1	19.0
Cash and cash equivalents, March 31	$62.4	$160.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners' Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2017	$22,327.0	$(280.0)	$219.0	$22,266.0
Net income	760.7	--	10.3	771.0
Cash distributions paid to limited partners	(869.0)	--	--	(869.0)
Cash payments made in connection with distribution equivalent rights	(3.2)	--	--	(3.2)
Cash distributions paid to noncontrolling interests	--	--	(10.1)	(10.1)
Cash contributions from noncontrolling interests	--	--	0.2	0.2
Net cash proceeds from the issuance of common units	448.8	--	--	448.8
Common units issued in connection with employee compensation	33.7	--	--	33.7
Amortization of fair value of equity-based awards	24.8	--	--	24.8
Cash flow hedges	--	163.9	--	163.9
Other	(27.3)	(0.1)	1.3	(26.1)
Balance, March 31, 2017	$22,695.5	$(116.2)	$220.7	$22,800.0

	Partners' Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2016	$20,514.3	$(219.2)	$206.0	$20,501.1
Net income	661.2	--	9.0	670.2
Cash distributions paid to limited partners	(788.3)	--	--	(788.3)
Cash payments made in connection with distribution equivalent rights	(2.0)	--	--	(2.0)
Cash distributions paid to noncontrolling interests	--	--	(8.7)	(8.7)
Cash contributions from noncontrolling interests	--	--	11.1	11.1
Net cash proceeds from the issuance of common units	1,011.5	--	--	1,011.5
Amortization of fair value of equity-based awards	22.3	--	--	22.3
Cash flow hedges	--	(49.2)	--	(49.2)
Other	(21.6)	(0.1)	--	(21.7)
Balance, March 31, 2016	$21,397.4	$(268.5)	$217.4	$21,346.3

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

References to "EPCO" mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees ("EPCO Trustees") of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at March 31, 2017.

References to "Oiltanking acquisition" mean the two-step acquisition of Oiltanking Partners, L.P. and its general partner that was completed in February 2015.

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States ("U.S."), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and export and import terminals (including those used to export liquefied petroleum gases, or "LPG," and ethane); crude oil gathering, transportation, storage, and export and import terminals; petrochemical and refined products transportation, storage, export and import terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems.  Our assets currently include approximately 50,000 miles of pipelines; 260 million barrels ("MMBbls") of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 billion cubic feet ("Bcf") of natural gas storage capacity.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our operations are reported under four business segments: (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services and (iv) Petrochemical & Refined Products Services.  See Note 9 for information regarding our business segments.

Note 2.  General Accounting and Disclosure Matters

Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full year of 2017.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") filed with the SEC on February 24, 2017.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Revenue Recognition.  In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 606, Revenues from Contracts with Customers ("ASC 606").  The new accounting standard, along with its related amendments, replaces the current rules-based U.S. GAAP governing revenue recognition with a principles-based approach.  We plan to adopt the new standard on January 1, 2018 using the modified retrospective approach, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity.  In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 will not be revised.

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

Our implementation activities related to ASC 606 are ongoing.  For the vast majority of our businesses, we do not anticipate that there will be material differences in the amount or timing of revenues recognized following the new standard's adoption date.  However, we continue to evaluate the guidance under ASC 606 applicable to natural gas processing agreements where non-cash consideration is received for services rendered (e.g., equity NGL volumes received under percent of liquids, keepwhole and similar arrangements).

Although total consolidated revenues may not be materially impacted by the new guidance, we do anticipate significant changes to our disclosures based on the additional requirements prescribed by ASC 606.  These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities.  Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

Leases.  In February 2016, the FASB issued ASC 842, Leases ("ASC 842"), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use ("ROU") asset approach.  We plan to adopt the new standard on January 1, 2019 using the modified retrospective method described within ASC 842.

The new standard introduces two lease accounting models, which result in a lease being classified as either a "finance" or "operating" lease on the basis of whether the lessee effectively obtains control of the underlying asset during the lease term.  A lease would be classified as a finance lease if it meets one of five classification criteria, four of which are generally consistent with current lease accounting guidance.  By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease.  Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a ROU asset representing a company's right to use the underlying asset for a specified period of time and a corresponding lease liability.  The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

The subsequent measurement of each type of lease varies.  Leases classified as a finance lease will be accounted for using the effective interest method.  Under this approach, a lessee will amortize the ROU asset (generally on a straight-line basis in a manner similar to depreciation) and the discount on the lease liability (as a component of interest expense).  Leases classified as an operating lease will result in the recognition of a single lease expense amount that is recorded on a straight-line basis (or another systematic basis, if more appropriate).

We have started the process of reviewing our lease agreements in light of the new guidance.  Although we are in the early stages of our ASC 842 implementation project, we anticipate that this new lease guidance will cause significant changes to the way leases are recorded, presented and disclosed in our consolidated financial statements.

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

At March 31, 2017 and December 31, 2016, our restricted cash amounts were $44.7 million and $354.5 million, respectively.   The balance of restricted cash decreased since December 31, 2016 primarily due to the settlement of derivative instruments related to contango positions during the first quarter of 2017.  See Note 12 for information regarding our derivative instruments and hedging activities.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2017	December 31, 2016
NGLs	$1,107.5	$1,156.1
Petrochemicals and refined products	474.2	220.7
Crude oil	319.5	360.0
Natural gas	20.8	33.7
Total	$1,922.0	$1,770.5

Inventories of petrochemicals and refined products increased since December 31, 2016 primarily due to our marketing group acquiring additional volumes during the first quarter of 2017 to take advantage of contango opportunities using our storage assets.  These contango positions are expected to settle during the second quarter of 2017.  Inventories of our other products decreased since December 31, 2016 primarily due to the settlement of contango positions in these products during the first quarter of 2017.

Due to fluctuating commodity prices, we recognize lower of cost or market adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Cost of sales (1)	$5,335.7	$3,208.3
Lower of cost or net realizable value adjustments within cost of sales	3.4	5.3

(1) Cost of sales is a component of "Operating costs and expenses" as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	March 31, 2017	December 31, 2016
Plants, pipelines and facilities (1)	3-45 (5)	$35,382.6	$35,124.6
Underground and other storage facilities (2)	5-40 (6)	3,352.8	3,326.9
Transportation equipment (3)	3-10	169.2	165.8
Marine vessels (4)	15-30	801.2	800.7
Land		265.1	264.6
Construction in progress		3,565.8	3,320.7
Total		43,536.7	43,003.3
Less accumulated depreciation		9,980.6	9,710.8
Property, plant and equipment, net		$33,556.1	$33,292.5

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Depreciation expense (1)	$317.5	$295.9
Capitalized interest (2)	39.6	42.5

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

Property, plant and equipment at March 31, 2017 and December 31, 2016 includes $44.2 million and $44.9 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding our AROs since January 1, 2017:

ARO liability balance, January 1, 2017	$85.4
Liabilities settled	(1.0)
Accretion expense	1.3
ARO liability balance, March 31, 2017	$85.7

Azure Acquisition
In March 2017, we announced the execution of a definitive agreement to acquire the midstream business and assets of Azure Midstream Partners, L.P. and its operating subsidiaries ("Azure").  The purchase agreement was the result of Azure's bankruptcy auction proceedings, which we won with a bid price of $189 million.  The sale was approved by the U.S. Bankruptcy Court for the Southern District of Texas on March 15, 2017.

Azure's assets, which are located in East Texas and North Louisiana, include over 960 miles of natural gas gathering pipelines, three natural gas processing facilities with an aggregate processing capacity of approximately 210 million cubic feet per day, and two NGL pipelines with throughput capacities of 10 thousand barrels per day each.  The Azure assets serve production from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.

The transaction closed in April 2017 after receiving final regulatory approvals and the satisfaction of other closing conditions.  Under terms of the definitive agreement, we paid a deposit of $16.0 million in March 2017, which was applied to the purchase price of $189 million at closing.  The deposit is presented on our Unaudited Condensed Statement of Consolidated Cash Flows under the Investing Activities section as "Cash used for pending business combination."  The remainder of the accounting for the Azure acquisition, including development of the purchase price allocation, will take place during the second quarter of 2017 when the necessary information is obtained.

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	Ownership Interest at March 31, 2017	March 31, 2017	December 31, 2016
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$24.7	$24.8
K/D/S Promix, L.L.C.	50%	34.1	33.7
Baton Rouge Fractionators LLC	32.2%	17.5	17.3
Skelly-Belvieu Pipeline Company, L.L.C.	50%	38.7	38.9
Texas Express Pipeline LLC	35%	330.3	331.9
Texas Express Gathering LLC	45%	36.0	35.8
Front Range Pipeline LLC	33.3%	167.4	165.4
Delaware Basin Gas Processing LLC	50%	109.4	102.6
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC	50%	1,386.5	1,393.8
Eagle Ford Pipeline LLC	50%	383.7	377.9
Eagle Ford Terminals Corpus Christi LLC	50%	57.8	52.9
Natural Gas Pipelines & Services:
White River Hub, LLC	50%	21.5	21.7
Petrochemical & Refined Products Services:
Centennial Pipeline LLC	50%	58.8	62.3
Other	Various	5.0	18.3
Total		$2,671.4	$2,677.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
NGL Pipelines & Services	$15.5	$15.1
Crude Oil Pipelines & Services	81.2	90.1
Natural Gas Pipelines & Services	1.0	1.0
Petrochemical & Refined Products Services	(2.9)	(5.1)
Total	$94.8	$101.1

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	March 31, 2017	December 31, 2016
NGL Pipelines & Services	$23.8	$24.1
Crude Oil Pipelines & Services	18.8	19.0
Petrochemical & Refined Products Services	1.9	2.1
Total	$44.5	$45.2

In total, amortization of excess cost amounts was $0.5 million for each of the three months ended March 31, 2017 and 2016.

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	For the Three Months Ended March 31,
	2017	2016
Income Statement Data:
Revenues	$343.2	$345.5
Operating income	203.7	213.7
Net income	202.9	215.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.4	$(176.4)	$271.0	$447.4	$(172.7)	$274.7
Contract-based intangibles	279.9	(208.0)	71.9	279.9	(204.4)	75.5
Segment total	727.3	(384.4)	342.9	727.3	(377.1)	350.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,204.4	(95.2)	2,109.2	2,204.4	(84.5)	2,119.9
Contract-based intangibles	281.0	(134.3)	146.7	281.0	(121.9)	159.1
Segment total	2,485.4	(229.5)	2,255.9	2,485.4	(206.4)	2,279.0
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(396.0)	954.3	1,350.3	(390.0)	960.3
Contract-based intangibles	464.7	(372.7)	92.0	464.7	(370.5)	94.2
Segment total	1,815.0	(768.7)	1,046.3	1,815.0	(760.5)	1,054.5
Petrochemical & Refined Products Services:
Customer relationship intangibles	185.5	(45.5)	140.0	185.5	(43.9)	141.6
Contract-based intangibles	54.0	(16.0)	38.0	54.0	(15.2)	38.8
Segment total	239.5	(61.5)	178.0	239.5	(59.1)	180.4
Total intangible assets	$5,267.2	$(1,444.1)	$3,823.1	$5,267.2	$(1,403.1)	$3,864.1

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
NGL Pipelines & Services	$7.3	$7.8
Crude Oil Pipelines & Services	23.1	27.7
Natural Gas Pipelines & Services	8.2	8.6
Petrochemical & Refined Products Services	2.4	2.2
Total	$41.0	$46.3

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2017	2018	2019	2020	2021
$121.1	$163.8	$157.7	$152.8	$163.2

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  The following table presents the carrying amount of goodwill at the dates indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2016	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2
Balance at March 31, 2017	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2017	December 31, 2016
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,500.4	$1,777.2
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
364-Day Credit Agreement, variable-rate, due September 2017	--	--
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes OO, 1.65% fixed-rate, due May 2018	750.0	750.0
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2020	--	--
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	22,150.4	22,427.2
EPO Junior Subordinated Notes A, variable-rate, due August 2066 (1)	521.1	521.1
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)	256.4	256.4
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	23,624.8	23,901.6
Other, non-principal amounts	(201.8)	(203.9)
Less current maturities of debt	(2,300.0)	(2,576.8)
Total long-term debt	$21,123.0	$21,120.9

(1) Variable rate is reset quarterly and based on 3-month LIBOR plus 3.708%.
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

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2017:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.90% to 1.33%	1.10%
EPO Junior Subordinated Notes A	4.59% to 4.74%	4.69%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at March 31, 2017 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Commercial Paper Notes	$1,500.4	$1,500.4	$--	$--	$--	$--	$--
Senior Notes	20,650.0	800.0	1,100.0	1,500.0	1,500.0	575.0	15,175.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$23,624.8	$2,300.4	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4

Parent-Subsidiary Guarantor Relationships
Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

Letters of Credit
At March 31, 2017, EPO had $66.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2017.

Note 8.  Equity and Distributions

Partners' Equity
Partners' equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units) outstanding.  The following table summarizes changes in the number of our outstanding units from January 1, 2017 to March 31, 2017:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at January 1, 2017	2,116,906,120	682,294	2,117,588,414
Common units issued in connection with ATM program	12,865,371	--	12,865,371
Common units issued in connection with DRIP and EUPP	3,440,559	--	3,440,559
Common units issued in connection with the vesting of phantom unit awards	2,234,067	--	2,234,067
Common units issued in connection with the vesting of restricted common unit awards	665,920	(665,920)	--
Forfeiture of restricted common unit awards	--	(1,250)	(1,250)
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(946,291)	--	(946,291)
Common units issued in connection with employee compensation	1,176,103	--	1,176,103
Other	14,685	--	14,685
Number of units outstanding at March 31, 2017	2,136,356,534	15,124	2,136,371,658

The net cash proceeds we received from the issuance of common units during the three months ended March 31, 2017 were used to temporarily reduce amounts outstanding under EPO's commercial paper program and revolving credit facilities and for general company purposes.

We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital spending.

Universal shelf registration statement.  We have a universal shelf registration statement (the "2016 Shelf") on file with the SEC.  The 2016 Shelf allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At-the-Market ("ATM") program.  We have a registration statement on file with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our ATM program.  Pursuant to this program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers' transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.

During the three months ended March 31, 2017, we sold 12,865,371 common units under the ATM program for aggregate gross proceeds of $359.7 million.  After taking into account applicable costs, our transactions under the ATM program resulted in aggregate net cash proceeds of $356.0 million during the three months ended March 31, 2017.  During the three months ended March 31, 2016, we issued 35,396,147 common units under this program for aggregate gross cash proceeds of $856.5 million, resulting in total net cash proceeds of $849.0 million.  This includes 3,830,256 common units sold in January 2016 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.  After taking into account the aggregate sales price of common units sold under the ATM program through March 31, 2017, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $1.08 billion.

Distribution reinvestment plan.  We also have registration statements on file with the SEC collectively authorizing the issuance of up to 240,000,000 of our common units in connection with a distribution reinvestment plan ("DRIP").  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.

We issued a total of 3,325,798 common units under our DRIP during the three months ended March 31, 2017, which generated net cash proceeds of $89.6 million.  During the three months ended March 31, 2016, we issued 7,162,744 common units under our DRIP, which generated net cash proceeds of $159.8 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP during the three months ended March 31, 2016 (this amount being a component of the net cash proceeds presented).

After taking into account the number of common units issued under the DRIP through March 31, 2017, we have the capacity to issue an additional 95,932,697 common units under this plan.

Employee unit purchase plan.  In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our employee unit purchase plan ("EUPP").  We issued 114,761 common units under our EUPP during the three months ended March 31, 2017, which generated net cash proceeds of $3.2 million.  During the three months ended March 31, 2016, we issued 119,262 common units under our EUPP, which generated net cash proceeds of $2.7 million.  After taking into account the number of common units issued under the EUPP through March 31, 2017, we may issue an additional 6,150,714 common units under this plan.

Common units issued in connection with employee compensation.  In February 2017, the dollar value of the discretionary employee bonus payments with respect to the year ended December 31, 2016 (less any retirement plan deductions and withholding taxes) was remitted through the issuance of an equivalent value of newly issued Enterprise common units.  The compensation expense associated with this issuance of common units was recognized during the year ended December 31, 2016.

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

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, January 1, 2017	$(83.8)	$(199.8)	$3.6	$(280.0)
Other comprehensive income (loss) before reclassifications	144.8	2.4	(0.1)	147.1
Amounts reclassified from accumulated other comprehensive loss (income)	7.1	9.6	--	16.7
Total other comprehensive income (loss)	151.9	12.0	(0.1)	163.8
Balance, March 31, 2017	$68.1	$(187.8)	$3.5	$(116.2)

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, January 1, 2016	$56.6	$(279.5)	$3.7	$(219.2)
Other comprehensive loss before reclassifications	(1.2)	--	(0.1)	(1.3)
Amounts reclassified from accumulated other comprehensive loss (income)	(57.2)	9.2	--	(48.0)
Total other comprehensive income (loss)	(58.4)	9.2	(0.1)	(49.3)
Balance, March 31, 2016	$(1.8)	$(270.3)	$3.6	$(268.5)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
	Location	2017	2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$9.6	$9.2
Commodity derivatives	Revenue	7.5	(58.8)
Commodity derivatives	Operating costs and expenses	(0.4)	1.6
Total		$16.7	$(48.0)

For information regarding our interest rate and commodity derivative instruments, see Note 12.

Cash Distributions
The following table presents Enterprise's declared quarterly cash distribution rates per common unit with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2016
1st Quarter	$0.3950	4/29/2016	5/6/2016
2017
1st Quarter	$0.4150	4/28/2017	5/8/2017

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Business Segments

Our operations are reported under four business segments: (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services and (iv) Petrochemical & Refined Products Services.

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

	For the Three Months Ended March 31,
	2017	2016
Income before income taxes	$777.0	$678.6
Add total other expense, net	254.6	237.0
Operating income	1,031.6	915.6
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	376.2	358.2
Add asset impairment and related charges in operating costs and expenses	11.2	1.7
Add net losses and subtract net gains attributable to asset sales in operating costs and expenses	(0.3)	4.9
Add general and administrative costs	50.4	43.9
Adjustments for make-up rights on certain new pipeline projects:
Add non-refundable payments received from shippers attributable to make-up rights (1)	13.3	7.1
Subtract the subsequent recognition of revenues attributable to make-up rights (2)	(9.1)	(12.9)
Total segment gross operating margin	$1,473.3	$1,318.5

(1) Since make-up rights entail a future performance obligation by the pipeline to the shipper, these receipts are recorded as deferred revenue for GAAP purposes; however, these receipts are included in gross operating margin in the period of receipt since they are nonrefundable to the shipper.
(2) As deferred revenues attributable to make-up rights are subsequently recognized as revenue under GAAP, gross operating margin must be adjusted to remove such amounts to prevent duplication since the associated non-refundable payments were previously included in gross operating margin.

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Gross operating margin by segment:
NGL Pipelines & Services	$856.0	$783.7
Crude Oil Pipelines & Services	264.6	202.3
Natural Gas Pipelines & Services	170.9	177.7
Petrochemical & Refined Products Services	181.8	154.8
Total segment gross operating margin	$1,473.3	$1,318.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Segment Financial Information
Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2017	$3,343.0	$1,802.6	$757.8	$1,406.2	$--	$7,309.6
Three months ended March 31, 2016	2,402.0	1,277.5	547.3	762.9	--	4,989.7
Revenues from related parties:
Three months ended March 31, 2017	2.8	4.6	3.4	--	--	10.8
Three months ended March 31, 2016	1.8	11.1	2.7	--	--	15.6
Intersegment and intrasegment revenues:
Three months ended March 31, 2017	8,874.8	3,474.0	194.5	414.7	(12,958.0)	--
Three months ended March 31, 2016	3,174.8	1,499.4	124.7	242.7	(5,041.6)	--
Total revenues:
Three months ended March 31, 2017	12,220.6	5,281.2	955.7	1,820.9	(12,958.0)	7,320.4
Three months ended March 31, 2016	5,578.6	2,788.0	674.7	1,005.6	(5,041.6)	5,005.3
Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2017	15.5	81.2	1.0	(2.9)	--	94.8
Three months ended March 31, 2016	15.1	90.1	1.0	(5.1)	--	101.1

Segment revenues include intersegment and intrasegment transactions, which are generally based on transactions made at market-based rates.  Our consolidated revenues reflect the elimination of intercompany transactions.  Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2017	$14,003.1	$4,346.9	$8,355.6	$3,284.7	$3,565.8	$33,556.1
At December 31, 2016	14,091.5	4,216.1	8,403.0	3,261.2	3,320.7	33,292.5
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2017	758.1	1,828.0	21.5	63.8	--	2,671.4
At December 31, 2016	750.4	1,824.6	21.7	80.6	--	2,677.3
Intangible assets, net: (see Note 6)
At March 31, 2017	342.9	2,255.9	1,046.3	178.0	--	3,823.1
At December 31, 2016	350.2	2,279.0	1,054.5	180.4	--	3,864.1
Goodwill: (see Note 6)
At March 31, 2017	2,651.7	1,841.0	296.3	956.2	--	5,745.2
At December 31, 2016	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Segment assets:
At March 31, 2017	17,755.8	10,271.8	9,719.7	4,482.7	3,565.8	45,795.8
At December 31, 2016	17,843.8	10,160.7	9,775.5	4,478.4	3,320.7	45,579.1

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

Other Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
NGL Pipelines & Services:
Sales of NGLs and related products	$2,887.2	$1,943.5
Midstream services	458.6	460.3
Total	3,345.8	2,403.8
Crude Oil Pipelines & Services:
Sales of crude oil	1,618.6	1,121.1
Midstream services	188.6	167.5
Total	1,807.2	1,288.6
Natural Gas Pipelines & Services:
Sales of natural gas	544.0	315.0
Midstream services	217.2	235.0
Total	761.2	550.0
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,211.1	553.2
Midstream services	195.1	209.7
Total	1,406.2	762.9
Total consolidated revenues	$7,320.4	$5,005.3

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$5,335.7	$3,208.3
Other operating costs and expenses (1)	610.4	573.8
Depreciation, amortization and accretion	376.2	358.2
Impairment and related charges	11.2	1.7
Net losses (gains) attributable to asset sales	(0.3)	4.9
General and administrative costs	50.4	43.9
Total consolidated costs and expenses	$6,383.6	$4,190.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$760.7	$661.2
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(4.0)	(3.2)
Net income available to common unitholders	$756.7	$658.0

Basic weighted-average number of common units outstanding	2,126.2	2,033.6

Basic earnings per unit	$0.36	$0.32

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$760.7	$661.2

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,126.2	2,033.6
Phantom units (1)	8.7	6.9
Total	2,134.9	2,040.5

Diluted earnings per unit	$0.36	$0.32

(1)    Each phantom unit award includes a distribution equivalent right ("DER"), which entitles the recipient to receive cash payments equal to the product of the number of phantom unit awards and the cash distribution per unit paid to our common unitholders. Cash payments made in connection with DERs are nonforfeitable. As a result, the phantom units are considered participating securities for purposes of computing basic earnings per unit.

Note 11.  Equity-Based Awards

An allocated portion of the fair value of EPCO's equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Equity-classified awards:
Phantom unit awards	$22.8	$19.4
Restricted common unit awards	0.5	2.2
Profits interest awards	1.5	0.7
Liability-classified awards	0.2	0.1
Total	$25.0	$22.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017, all of the outstanding phantom unit awards were granted under EPCO's 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) ("2008 Plan").  The maximum number of common units authorized for issuance under the 2008 Plan was 40,000,000 at March 31, 2017.  This amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2018 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 2008 Plan through March 31, 2017, a total of 18,863,972 additional common units were available for issuance under this plan.

EPCO serves as the general partner of four limited partnerships that were formed in 2016 (generally referred to as "Employee Partnerships") to serve as incentive arrangements for key employees of EPCO by providing them a "profits interest" in an Employee Partnership.  The names of the Employee Partnerships are EPD PubCo Unit I L.P. ("PubCo I"), EPD PubCo Unit II L.P. ("PubCo II"), EPD PubCo Unit III L.P. ("PubCo III") and EPD PrivCo Unit I L.P. ("PrivCo I").

At March 31, 2017, a small number of restricted common unit awards remained outstanding under the Enterprise Products 1998 Long-Term Incentive Plan ("1998 Plan").  The 1998 Plan is effectively closed and no new awards have been granted under this plan since 2014.

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

At March 31, 2017, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at January 1, 2017	7,767,501	$27.20
Granted (2)	4,203,510	$28.87
Vested	(2,238,568)	$28.33
Forfeited	(41,684)	$28.19
Phantom unit awards at March 31, 2017	9,690,759	$27.66

(1)    Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)    The aggregate grant date fair value of phantom unit awards issued during 2017 was $121.4 million based on a grant date market price of our common units of $28.87 per unit. An estimated annual forfeiture rate of 3.8% was applied to these awards.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Cash payments made in connection with DERs	$3.2	$2.0
Total intrinsic value of phantom unit awards that vested during period	63.2	36.3

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $166.1 million at March 31, 2017, of which our share of the cost is currently estimated to be $145.8 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

Profits Interest Awards
In 2016, EPCO Holdings Inc. ("EPCO Holdings"), a privately held affiliate of EPCO, contributed a portion of the Enterprise common units it owned to each of the Employee Partnerships.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership.  Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

The following table summarizes key elements of each Employee Partnership:

Employee Partnership	Enterprise Common Units owned by Employee Partnership	Class A Capital Base (1)	Class A Preference Return (2)	Expected Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052 units	$63.7 million	$0.39	Feb. 2020	$13.2 million	$9.6 million
PubCo II	2,834,198 units	$66.3 million	$0.39	Feb. 2021	$14.7 million	$11.5 million
PubCo III	105,000 units	$2.5 million	$0.39	Apr. 2020	$0.6 million	$0.4 million
PrivCo I	1,111,438 units	$26.0 million	$0.39	Feb. 2021	$5.8 million	$1.0 million

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
(4) Represents our expected share of the unrecognized compensation cost at March 31, 2017. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 2.9 years, 3.9 years, 3.0 years and 3.9 years, respectively.

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	0.9% to 1.1%	6.2% to 6.8%	29% to 40%
PubCo II	5.0 years	1.1% to 1.6%	6.1% to 6.8%	27% to 40%
PubCo III	4.0 years	1.0% to 1.4%	6.1% to 6.2%	31% to 40%
PrivCo I	5.0 years	1.2% to 1.6%	6.1% to 6.7%	28% to 40%

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

The following table presents restricted common unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at January 1, 2017	682,294	$28.61
Vested	(665,920)	$28.56
Forfeited	(1,250)	$31.07
Restricted common units at March 31, 2017	15,124	$30.74

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information regarding restricted common unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Cash distributions paid to restricted common unitholders	$0.3	$0.8
Total intrinsic value of restricted common unit awards that vested during period	18.5	26.8

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

The following table summarizes our portfolio of interest rate swaps at March 31, 2017:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.51%	Fair value hedge

The following table summarizes our portfolio of forward starting swaps at March 31, 2017:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	4 forward starting swaps	$275.0	5/2018	2.02%	Cash flow hedge

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

At March 31, 2017, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2017 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	14.9	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	3.5	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of NGLs (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	0.8	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	4.5	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	4.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	82.3	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	93.4	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.4	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	5.4	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	12.5	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	21.2	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	188.6	21.7	Mark-to-market
NGL risk management activities (MMBbls) (4)	16.1	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (4)	0.2	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	25.2	10.4	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2017, September 2017 and March 2020, respectively.
(3) Current and long-term volumes include 55.3 Bcf and 10.5 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

On January 3, 2017, the Chicago Mercantile Exchange ("CME") modified its exchange rules to recharacterize daily variation margin amounts as "final settlement" values.  The modified rule ("CME Rule 814") impacts derivative financial instruments traded on exchanges administered by the CME, including the New York Mercantile Exchange.  As a result of this rule change, we began reporting the affected derivative instruments on a net basis on our balance sheet during the first quarter of 2017. The netting process results in the elimination of derivative assets, derivative liabilities and associated restricted cash and related amounts with each other as if the underlying derivative instruments had settled on the balance sheet date.  Historically through December 31, 2016, we reported such derivatives on a gross basis (i.e., not netted).

Derivative transactions cleared on exchanges other than the CME (e.g., the Intercontinental Exchange or ICE) continue to be reported on a gross basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$0.7	Current assets	$0.3	Current liabilities	$1.7	Current liabilities	$0.2
Interest rate derivatives	Other assets	38.6	Other assets	36.2	Other liabilities	0.3	Other liabilities	0.9
Total interest rate derivatives		39.3		36.5		2.0		1.1
Commodity derivatives	Current assets	34.1	Current assets	499.2	Current liabilities	30.0	Current liabilities	662.0
Commodity derivatives	Other assets	--	Other assets	--	Other liabilities	--	Other liabilities	--
Total commodity derivatives		34.1		499.2		30.0		662.0
Total derivatives designated as hedging instruments		$73.4		$535.7		$32.0		$663.1

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$5.6	Current assets	$41.9	Current liabilities	$12.1	Current liabilities	$75.6
Commodity derivatives	Other assets	1.5	Other assets	0.3	Other liabilities	2.4	Other liabilities	1.8
Total commodity derivatives		$7.1		$42.2		$14.5		$77.4

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2017:
Interest rate derivatives	$39.3	$--	$39.3	$(0.6)	$--	$--	$38.7
Commodity derivatives	41.2	--	41.2	(38.0)	--	--	3.2
As of December 31, 2016:
Interest rate derivatives	$36.5	$--	$36.5	$(0.2)	$--	$--	$36.3
Commodity derivatives	541.4	--	541.4	(526.8)	--	--	14.6

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2017:
Interest rate derivatives	$2.0	$--	$2.0	$(0.6)	$--	$--	$1.4
Commodity derivatives	44.5	--	44.5	(38.0)	(3.2)	--	3.3
As of December 31, 2016:
Interest rate derivatives	$1.1	$--	$1.1	$(0.2)	$--	$--	$0.9
Commodity derivatives	739.4	--	739.4	(526.8)	--	(212.4)	0.2

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2017	2016
Interest rate derivatives	Interest expense	$(0.9)	$6.1
Commodity derivatives	Revenue	18.8	(19.0)
Total		$17.9	$(12.9)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2017	2016
Interest rate derivatives	Interest expense	$0.9	$(6.2)
Commodity derivatives	Revenue	(12.4)	28.0
Total		$(11.5)	$21.8

For the three months ended March 31, 2017, the net gain of $6.4 million recognized in income from our commodity derivatives designated as fair value hedges includes $0.6 million of net losses attributable to hedge ineffectiveness.   The remaining $7.0 million of net gain recognized during the three months ended March 31, 2017 was primarily related to prompt-to-forward month price differentials that were excluded from the assessment of hedge effectiveness.  Net gains or losses due to ineffectiveness and from those amounts excluded from the assessment of hedge effectiveness were immaterial for all other periods presented.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)
	For the Three Months Ended March 31,
	2017	2016
Interest rate derivatives	$2.4	$--
Commodity derivatives – Revenue (1)	147.6	3.3
Commodity derivatives – Operating costs and expenses (1)	(2.8)	(4.5)
Total	$147.2	$(1.2)

(1)   The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Three Months Ended March 31,
		2017	2016
Interest rate derivatives	Interest expense	$(9.6)	$(9.2)
Commodity derivatives	Revenue	(7.5)	58.8
Commodity derivatives	Operating costs and expenses	0.4	(1.6)
Total		$(16.7)	$48.0

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Three Months Ended March 31,
		2017	2016
Commodity derivatives	Operating costs and expenses	$(1.0)	$--

Over the next twelve months, we expect to reclassify $41.4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $68.0 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $67.5 million as an increase in revenue and $0.5 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2017	2016
Commodity derivatives	Revenue	$15.7	$(1.3)
Commodity derivatives	Operating costs and expenses	4.5	0.1
Total		$20.2	$(1.2)

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

The values for commodity derivatives at March 31, 2017 are presented before and after the application of CME Rule 814, which deems that financial instruments cleared by the CME are settled daily in connection with variation margin payments.  As a result of this new exchange rule, CME-related derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

	March 31, 2017 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$39.3	$--	$39.3
Commodity derivatives:
Value before application of CME Rule 814	57.6	174.3	1.5	233.4
Impact of CME Rule 814 change	(57.6)	(134.6)	--	(192.2)
Total commodity derivatives	--	39.7	1.5	41.2
Total financial assets	$--	$79.0	$1.5	$80.5

Financial liabilities:
Liquidity Option Agreement	$--	$--	$275.1	$275.1
Interest rate derivatives	--	2.0	--	2.0
Commodity derivatives:
Value before application of CME Rule 814	35.4	172.9	0.8	209.1
Impact of CME Rule 814 change	(35.4)	(129.2)	--	(164.6)
Total commodity derivatives	--	43.7	0.8	44.5
Total financial liabilities	$--	$45.7	$275.9	$321.6

	December 31, 2016 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$36.5	$--	$36.5
Commodity derivatives	84.5	455.2	1.7	541.4
Total financial assets	$84.5	$491.7	$1.7	$577.9

Financial liabilities:
Liquidity Option Agreement	$--	$--	$269.6	$269.6
Interest rate derivatives	--	1.1	--	1.1
Commodity derivatives	136.8	602.3	0.3	739.4
Total financial liabilities	$136.8	$603.4	$269.9	$1,010.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Three Months Ended March 31,
	Location	2017	2016
Financial liability balance, net, January 1		$(268.2)	$(246.7)
Total gains (losses) included in:
Net income (1)	Revenue	0.7	0.7
Net income	Other expense, net	(5.5)	2.2
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	--	1.5
Settlements	Revenue	(1.4)	(0.1)
Transfers out of Level 3		--	0.1
Financial liability balance, net, March 31		$(274.4)	$(242.3)

(1) There were unrealized losses of $0.6 million and unrealized gains of $0.6 million included in these amounts for the three months ended March 31, 2017 and 2016, respectively.

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at March 31, 2017:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$1.5	$0.8	Discounted cash flow	Forward commodity prices	$48.68-$51.93/barrel

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at March 31, 2017.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

Nonrecurring Fair Value Measurements
The following table summarizes our non-cash asset impairment charges for long-lived assets by segment during each of the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
NGL Pipelines & Services	$0.2	$0.3
Crude Oil Pipelines & Services	--	0.2
Natural Gas Pipelines & Services	0.2	--
Petrochemical & Refined Products Services	--	0.1
Total	$0.4	$0.6

Impairment charges are primarily a component of "Operating costs and expenses" on our Unaudited Condensed Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the three months ended March 31, 2017:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$0.4

Total asset impairment and related charges during the three months ended March 31, 2017 were $11.2 million, which consisted of $0.4 million of impairment charges attributable to long-lived assets and $10.8 million of impairment charges attributable to the write-down of spare parts classified as current assets.

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the three months ended March 31, 2016:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$0.6

Total asset impairment and related charges during the three months ended March 31, 2016 were $1.7 million, which consisted of $0.6 million of impairment charges attributable to long-lived assets and $1.1 million of impairment charges attributable to the write-down of spare parts classified as current assets.

Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $21.98 billion and $21.95 billion at March 31, 2017 and December 31, 2016, respectively.  The aggregate carrying value of these debt obligations was $20.85 billion at March 31, 2017 and December 31, 2016.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The amounts reported for fixed-rate debt obligations exclude those amounts hedged using fixed-to-floating interest rate swaps. See "Interest Rate Hedging Activities" within this Note 12 for additional information.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Revenues – related parties:
Unconsolidated affiliates	$10.8	$15.6
Costs and expenses – related parties:
EPCO and its privately held affiliates	$243.1	$237.3
Unconsolidated affiliates	38.2	72.9
Total	$281.3	$310.2

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2017	December 31, 2016
Accounts receivable - related parties:
Unconsolidated affiliates	$1.6	$1.1

Accounts payable - related parties:
EPCO and its privately held affiliates	$39.2	$88.9
Unconsolidated affiliates	10.9	16.2
Total	$50.1	$105.1

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

At March 31, 2017, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
685,481,428	32%

Of the total number of units held by EPCO and its privately held affiliates, 118,000,000 have been pledged as security under the credit facilities of a privately held affiliate at March 31, 2017.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the three months ended March 31, 2017 and 2016, we paid EPCO and its privately held affiliates cash distributions totaling $275.2 million and $260.1 million, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Operating costs and expenses	$211.6	$205.4
General and administrative expenses	26.8	27.3
Total costs and expenses	$238.4	$232.7

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

At March 31, 2017 and December 31, 2016, our accruals for litigation contingencies were $0.3 million and were recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of "Other current liabilities."  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

We do not believe that the verdict or the judgment entered against us is supported by the evidence or the law.  We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case has now been submitted to the Court of Appeals for its consideration.  We intend to vigorously oppose the judgment through the appeals process.  As of March 31, 2017, we have not recorded a provision for this matter as management believes payment of damages in this case is not probable.

PDH Litigation.  In July 2013, we executed a contract with Foster Wheeler USA Corporation ("Foster Wheeler") pursuant to which Foster Wheeler was to serve as the general contractor responsible for the engineering, procurement, construction and installation of our propane dehydrogenation ("PDH") facility.  In November 2014, Foster Wheeler was acquired by an affiliate of AMEC plc to form Amec Foster Wheeler plc, and Foster Wheeler is now known as Amec Foster Wheeler USA Corporation ("AFW").  In December 2015, Enterprise and AFW entered into a transition services agreement under which AFW was partially terminated from the PDH project.  In December 2015, Enterprise engaged a second contractor, Optimized Process Designs LLC, to complete the construction and installation of the PDH facility.

On September 2, 2016, we terminated AFW for cause and filed a lawsuit in the 151st Judicial Civil District Court of Harris County, Texas against AFW and its parent company, Amec Foster Wheeler plc, asserting claims for breach of contract, breach of warranty, fraudulent inducement, string-along fraud, gross negligence, professional negligence, negligent misrepresentation and attorneys' fees.  We intend to diligently prosecute these claims and seek all direct, consequential, and exemplary damages to which we may be entitled.

Contractual Obligations

Scheduled Maturities of Debt.  We have long-term and short-term payment obligations under debt agreements.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Operating Lease Obligations.  Consolidated lease and rental expense was $26.2 million and $28.5 million during the three months ended March 31, 2017 and 2016, respectively.  Our operating lease commitments at March 31, 2017 did not differ materially from those reported in our 2016 Form 10-K.

Purchase Obligations.  Our consolidated purchase obligations at March 31, 2017 did not differ materially from those reported in our 2016 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity Option Agreement
We entered into a put option agreement (the "Liquidity Option Agreement" or "Liquidity Option") with Oiltanking Holding Americas, Inc. ("OTA") and Marquard & Bahls ("M&B") in connection with the Oiltanking acquisition. Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised, we would indirectly acquire any Enterprise common units owned by OTA and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) OTA's deferred tax liabilities.  To the extent that the sum of OTA's deferred tax liabilities exceeds the then current book value of the Liquidity Option liability, we will recognize expense for the difference.

The carrying value of the Liquidity Option Agreement, which is a component of "Other long-term liabilities" on our Unaudited Condensed Consolidated Balance Sheet, was $275.1 million and $269.6 million at March 31, 2017 and December 31, 2016, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA's taxable income would, in turn, be based on an allocation of our partnership's taxable income to the common units held by OTA and reflect any tax planning we believe could be employed. Our valuation estimate for the Liquidity Option at March 31, 2017 is based on several inputs that are not observable in the market (i.e., Level 3 inputs) such as the following:

▪
OTA remains in existence (i.e., is not dissolved and its assets sold) between one and 30 years following exercise of the Liquidity Option, depending on the liquidity preference of its owner. An equal probability that OTA will be dissolved was assigned to each year in the 30-year forecast period;

▪
OTA assumes approximately $2.2 billion of associated long-term debt (30-year maturity) immediately after the Liquidity Option is exercised.  For purposes of the valuation at March 31, 2017, we used a market rate commensurate with level of debt and tenure of approximately 4.85%.  If the assumption of debt is excluded from the valuation model at March 31, 2017 (and all other inputs remained the same), the estimated fair value of the Liquidity Option would have increased by $229.1 million and resulted in the recognition of an equal amount of expense at the time of change;

▪	Forecasted annual growth rates of Enterprise's taxable earnings before interest, taxes, depreciation and amortization ranging from 0.1% to 13.6%;

▪
OTA's ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise's issuance of equity for general company reasons.  For purposes of the valuation at March 31, 2017, we used ownership interests ranging from 1.9% to 2.5%;

▪	OTA pays an aggregate federal and state income tax rate of 38% on its taxable income; and

▪	A discount rate of 7.7% based on our weighted-average cost of capital at March 31, 2017.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option.  At March 31, 2017, based on these scenarios, we expect that OTA would own approximately 85% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate had assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability at March 31, 2017 would have increased by $47.1 million.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Unaudited Condensed Statements of Consolidated Operations.  Results for the three months ended March 31, 2017 and 2016 include $5.5 million of expense and $2.2 million of benefit, respectively, of aggregate non-cash adjustments attributable to accretion and changes in management estimates regarding inputs to the valuation model.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016
Decrease (increase) in:
Accounts receivable – trade	$110.1	$124.6
Accounts receivable – related parties	(0.6)	0.4
Inventories	(71.9)	(194.3)
Prepaid and other current assets	249.0	5.3
Other assets	(2.2)	1.3
Increase (decrease) in:
Accounts payable – trade	6.5	(64.8)
Accounts payable – related parties	(21.1)	(46.7)
Accrued product payables	(16.8)	228.7
Accrued interest	(137.9)	(158.2)
Other current liabilities	(400.2)	(84.4)
Other liabilities	(3.7)	1.7
Net effect of changes in operating accounts	$(288.8)	$(186.4)

We incurred liabilities for construction in progress that had not been paid at March 31, 2017 and December 31, 2016 of $240.9 million and $124.3 million, respectively.  Such amounts are not included under the caption "Capital expenditures" on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
March 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$45.0	$67.9	$(5.8)	$107.1	$--	$--	$107.1
Accounts receivable – trade, net	1,231.3	1,922.2	(0.7)	3,152.8	--	--	3,152.8
Accounts receivable – related parties	101.5	818.8	(918.7)	1.6	6.6	(6.6)	1.6
Inventories	1,548.3	374.1	(0.4)	1,922.0	--	--	1,922.0
Derivative assets	37.1	3.3	--	40.4	--	--	40.4
Prepaid and other current assets	212.5	220.0	(14.9)	417.6	--	--	417.6
Total current assets	3,175.7	3,406.3	(940.5)	5,641.5	6.6	(6.6)	5,641.5
Property, plant and equipment, net	4,972.2	28,582.3	1.6	33,556.1	--	--	33,556.1
Investments in unconsolidated affiliates	40,079.6	4,186.7	(41,594.9)	2,671.4	22,847.6	(22,847.6)	2,671.4
Intangible assets, net	696.0	3,141.3	(14.2)	3,823.1	--	--	3,823.1
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	228.1	42.8	(179.2)	91.7	0.5	--	92.2
Total assets	$49,611.1	$44,645.1	$(42,727.2)	$51,529.0	$22,854.7	$(22,854.2)	$51,529.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,299.9	$0.1	$--	$2,300.0	$--	$--	$2,300.0
Accounts payable – trade	221.5	310.2	(5.8)	525.9	0.2	--	526.1
Accounts payable – related parties	894.4	98.3	(936.1)	56.6	0.1	(6.6)	50.1
Accrued product payables	1,980.4	1,638.9	(1.1)	3,618.2	--	--	3,618.2
Accrued interest	202.5	0.3	--	202.8	--	--	202.8
Derivative liabilities	34.5	9.3	--	43.8	--	--	43.8
Other current liabilities	53.4	264.1	(11.0)	306.5	--	0.5	307.0
Total current liabilities	5,686.6	2,321.2	(954.0)	7,053.8	0.3	(6.1)	7,048.0
Long-term debt	21,107.9	15.1	--	21,123.0	--	--	21,123.0
Deferred tax liabilities	4.4	45.0	(0.5)	48.9	--	3.7	52.6
Other long-term liabilities	11.6	400.6	(181.4)	230.8	275.1	--	505.9
Commitments and contingencies
Equity:
Partners' and other owners' equity	22,800.6	41,785.8	(41,764.2)	22,822.2	22,579.3	(22,822.2)	22,579.3
Noncontrolling interests	--	77.4	172.9	250.3	--	(29.6)	220.7
Total equity	22,800.6	41,863.2	(41,591.3)	23,072.5	22,579.3	(22,851.8)	22,800.0
Total liabilities and equity	$49,611.1	$44,645.1	$(42,727.2)	$51,529.0	$22,854.7	$(22,854.2)	$51,529.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
December 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$366.2	$58.9	$(7.5)	$417.6	$--	$--	$417.6
Accounts receivable – trade, net	1,499.4	1,830.3	(0.2)	3,329.5	--	--	3,329.5
Accounts receivable – related parties	131.5	961.4	(1,090.7)	2.2	--	(1.1)	1.1
Inventories	1,357.5	413.5	(0.5)	1,770.5	--	--	1,770.5
Derivative assets	464.8	76.6	--	541.4	--	--	541.4
Prepaid and other current assets	290.7	191.1	(13.7)	468.1	--	--	468.1
Total current assets	4,110.1	3,531.8	(1,112.6)	6,529.3	--	(1.1)	6,528.2
Property, plant and equipment, net	4,796.5	28,495.7	0.3	33,292.5	--	--	33,292.5
Investments in unconsolidated affiliates	39,995.5	4,227.9	(41,546.1)	2,677.3	22,317.1	(22,317.1)	2,677.3
Intangible assets, net	700.2	3,178.2	(14.3)	3,864.1	--	--	3,864.1
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	222.6	41.0	(177.5)	86.1	0.6	--	86.7
Total assets	$50,284.4	$44,760.3	$(42,850.2)	$52,194.5	$22,317.7	$(22,318.2)	$52,194.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,576.7	$0.1	$--	$2,576.8	$--	$--	$2,576.8
Accounts payable – trade	133.1	272.1	(7.5)	397.7	--	--	397.7
Accounts payable – related parties	1,071.5	139.6	(1,106.0)	105.1	1.1	(1.1)	105.1
Accrued product payables	1,944.5	1,670.3	(1.1)	3,613.7	--	--	3,613.7
Accrued interest	340.7	0.1	--	340.8	--	--	340.8
Derivative liabilities	590.3	147.4	--	737.7	--	--	737.7
Other current liabilities	173.5	316.5	(12.0)	478.0	--	0.7	478.7
Total current liabilities	6,830.3	2,546.1	(1,126.6)	8,249.8	1.1	(0.4)	8,250.5
Long-term debt	21,105.7	15.2	--	21,120.9	--	--	21,120.9
Deferred tax liabilities	5.0	45.1	(1.1)	49.0	--	3.7	52.7
Other long-term liabilities	13.5	400.6	(179.8)	234.3	269.6	--	503.9
Commitments and contingencies
Equity:
Partners' and other owners' equity	22,329.9	41,675.3	(41,713.4)	22,291.8	22,047.0	(22,291.8)	22,047.0
Noncontrolling interests	--	78.0	170.7	248.7	--	(29.7)	219.0
Total equity	22,329.9	41,753.3	(41,542.7)	22,540.5	22,047.0	(22,321.5)	22,266.0
Total liabilities and equity	$50,284.4	$44,760.3	$(42,850.2)	$52,194.5	$22,317.7	$(22,318.2)	$52,194.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$12,532.8	$4,308.2	$(9,520.6)	$7,320.4	$--	$--	$7,320.4
Costs and expenses:
Operating costs and expenses	12,239.0	3,615.0	(9,520.8)	6,333.2	--	--	6,333.2
General and administrative costs	7.4	42.7	(0.2)	49.9	0.5	--	50.4
Total costs and expenses	12,246.4	3,657.7	(9,521.0)	6,383.1	0.5	--	6,383.6
Equity in income of unconsolidated affiliates	728.8	133.4	(767.4)	94.8	766.7	(766.7)	94.8
Operating income	1,015.2	783.9	(767.0)	1,032.1	766.2	(766.7)	1,031.6
Other income (expense):
Interest expense	(248.8)	(2.7)	2.2	(249.3)	--	--	(249.3)
Other, net	2.2	0.2	(2.2)	0.2	(5.5)	--	(5.3)
Total other expense, net	(246.6)	(2.5)	--	(249.1)	(5.5)	--	(254.6)
Income before income taxes	768.6	781.4	(767.0)	783.0	760.7	(766.7)	777.0
Provision for income taxes	(2.9)	(2.6)	--	(5.5)	--	(0.5)	(6.0)
Net income	765.7	778.8	(767.0)	777.5	760.7	(767.2)	771.0
Net income attributable to noncontrolling interests	--	(1.7)	(9.9)	(11.6)	--	1.3	(10.3)
Net income attributable to entity	$765.7	$777.1	$(776.9)	$765.9	$760.7	$(765.9)	$760.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$870.1	$838.3	$(767.0)	$941.4	$924.5	$(931.1)	$934.8
Comprehensive income attributable to noncontrolling interests	--	(1.7)	(9.9)	(11.6)	--	1.3	(10.3)
Comprehensive income attributable to entity	$870.1	$836.6	$(776.9)	$929.8	$924.5	$(929.8)	$924.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$765.7	$778.8	$(767.0)	$777.5	$760.7	$(767.2)	$771.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	51.3	351.1	(0.1)	402.3	--	--	402.3
Equity in income of unconsolidated affiliates	(728.8)	(133.4)	767.4	(94.8)	(766.7)	766.7	(94.8)
Distributions received on earnings from unconsolidated affiliates	255.4	62.4	(227.3)	90.5	870.5	(870.5)	90.5
Net effect of changes in operating accounts and other operating activities	631.0	(958.0)	1.4	(325.6)	31.9	0.3	(293.4)
Net cash flows provided by operating activities	974.6	100.9	(225.6)	849.9	896.4	(870.7)	875.6
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(125.5)	(304.9)	--	(430.4)	--	--	(430.4)
Cash used for pending business combination	--	(16.0)	--	(16.0)	--	--	(16.0)
Proceeds from asset sales	1.2	0.8	--	2.0	--	--	2.0
Other investing activities	(155.9)	4.5	461.6	310.2	(445.6)	445.6	310.2
Cash used in investing activities	(280.2)	(315.6)	461.6	(134.2)	(445.6)	445.6	(134.2)
Financing activities:
Borrowings under debt agreements	17,575.1	--	--	17,575.1	--	--	17,575.1
Repayments of debt	(17,856.4)	(0.1)	--	(17,856.5)	--	--	(17,856.5)
Cash distributions paid to owners	(870.5)	(242.6)	242.6	(870.5)	(869.0)	870.5	(869.0)
Cash payments made in connection with DERs	--	--	--	--	(3.2)	--	(3.2)
Cash distributions paid to noncontrolling interests	--	(2.5)	(7.8)	(10.3)	--	0.2	(10.1)
Cash contributions from noncontrolling interests	--	0.1	0.1	0.2	--	--	0.2
Net cash proceeds from issuance of common units	--	--	--	--	448.8	--	448.8
Cash contributions from owners	445.6	469.2	(469.2)	445.6	--	(445.6)	--
Other financing activities	--	--	--	--	(27.4)	--	(27.4)
Cash provided by (used in) financing activities	(706.2)	224.1	(234.3)	(716.4)	(450.8)	425.1	(742.1)
Net change in cash and cash equivalents	(11.8)	9.4	1.7	(0.7)	--	--	(0.7)
Cash and cash equivalents, January 1	13.4	57.2	(7.5)	63.1	--	--	63.1
Cash and cash equivalents, March 31	$1.6	$66.6	$(5.8)	$62.4	$--	$--	$62.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$659.2	$675.4	$(665.1)	$669.5	$661.2	$(660.5)	$670.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	42.5	339.7	(0.1)	382.1	--	--	382.1
Equity in income of unconsolidated affiliates	(632.7)	(133.6)	665.2	(101.1)	(660.1)	660.1	(101.1)
Distributions received on earnings from unconsolidated affiliates	247.2	74.2	(214.7)	106.7	788.5	(788.5)	106.7
Net effect of changes in operating accounts and other operating activities	35.5	(255.3)	42.4	(177.4)	18.8	0.4	(158.2)
Net cash flows provided by operating activities	351.7	700.4	(172.3)	879.8	808.4	(788.5)	899.7
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(307.6)	(687.4)	--	(995.0)	--	--	(995.0)
Proceeds from asset sales	0.1	13.3	--	13.4	--	--	13.4
Other investing activities	(387.5)	(55.7)	260.9	(182.3)	(1,008.6)	1,008.6	(182.3)
Cash used in investing activities	(695.0)	(729.8)	260.9	(1,163.9)	(1,008.6)	1,008.6	(1,163.9)
Financing activities:
Borrowings under debt agreements	20,000.6	--	--	20,000.6	--	--	20,000.6
Repayments of debt	(19,797.3)	(0.1)	--	(19,797.4)	--	--	(19,797.4)
Cash distributions paid to owners	(788.5)	(222.9)	222.9	(788.5)	(788.3)	788.5	(788.3)
Cash payments made in connection with DERs	--	--	--	--	(2.0)	--	(2.0)
Cash distributions paid to noncontrolling interests	--	(0.5)	(8.2)	(8.7)	--	--	(8.7)
Cash contributions from noncontrolling interests	--	11.1	--	11.1	--	--	11.1
Net cash proceeds from issuance of common units	--	--	--	--	1,011.5	--	1,011.5
Cash contributions from owners	1,008.6	260.9	(260.9)	1,008.6	--	(1,008.6)	--
Other financing activities	--	--	--	--	(21.0)	--	(21.0)
Cash provided by financing activities	423.4	48.5	(46.2)	425.7	200.2	(220.1)	405.8
Net change in cash and cash equivalents	80.1	19.1	42.4	141.6	--	--	141.6
Cash and cash equivalents, January 1	--	69.6	(50.6)	19.0	--	--	19.0
Cash and cash equivalents, March 31	$80.1	$88.7	$(8.2)	$160.6	$--	$--	$160.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three Months Ended March 31, 2017 and 2016

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as filed on February 24, 2017 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at March 31, 2017.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2017 compared to the first quarter of 2016.

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2016 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Our integrated midstream energy asset network links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the U.S., Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations currently include: natural gas gathering, treating, processing, transportation and storage; NGL transportation, fractionation, storage, and export and import terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane); crude oil gathering, transportation, storage, and export and import terminals; petrochemical and refined products transportation, storage, export and import terminals, and related services; and a marine transportation business that operates primarily on the U.S. inland and Intracoastal Waterway systems.  Our assets currently include approximately 50,000 miles of pipelines; 260 MMBbls of storage capacity for NGLs, crude oil, petrochemicals and refined products; and 14 Bcf of natural gas storage capacity.

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

Our operations are reported under four business segments: (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services and (iv) Petrochemical & Refined Products Services.  See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our business segments.

We provide investors access to additional information regarding our partnership, including information relating to our governance procedures and principles, through our website, www.enterpriseproducts.com.

Significant Recent Developments

Plans to Build Shin Oak NGL Pipeline from Permian Basin to Mont Belvieu, Texas
In April 2017, we announced plans to build a 571-mile pipeline to transport growing NGL production from the Permian Basin to our NGL fractionation and storage complex located in Mont Belvieu, Texas. The Shin Oak NGL pipeline will originate at our Hobbs facility in Gaines County, Texas. The 24-inch diameter pipeline is expected to have an initial design capacity of 250 MBPD and be expandable to 600 MBPD. The project is supported by long-term shipper commitments and is expected to be placed into service during the second quarter of 2019.

Plans to Develop Ethylene Storage and Transportation Projects
In April 2017, we announced two expansion projects that will further develop our ethylene infrastructure in the Houston, Texas area.  First, we plan to repurpose a large, high-capacity ethane storage well at our Mont Belvieu, Texas complex.  Following completion of this project, which is expected as early as the third quarter of 2018, the 5.3 MMBbl cavern will be able to inject/withdraw ethylene at a rate of 2,000 barrels per hour (“BPH”), expandable to 4,000 BPH. There are seven third party ethylene pipelines within two miles of the ethylene well, providing significant connectivity opportunities for the high-capacity system.

Further supporting our ethylene capabilities, we also plan to build a 24-mile, 12-inch diameter ethylene pipeline extending from Mont Belvieu to Bayport, Texas. The new pipeline would have the potential to connect both producing and consuming customers located south of the Houston Ship Channel to our facility in Mont Belvieu.  The ethylene pipeline will be routed through our ethane export terminal in Morgan’s Point, which provides us with future flexibility should we develop ethylene export capabilities at our Morgan’s Point marine terminal.

Completion of Azure Acquisition
In March 2017, we announced the execution of a definitive agreement to acquire the midstream business and assets of Azure Midstream Partners, L.P. and its operating subsidiaries (“Azure”).   The purchase agreement was the result of Azure’s bankruptcy auction proceedings, which we won with a bid price of $189 million.   The sale was approved by the U.S. Bankruptcy Court for the Southern District of Texas on March 15, 2017.

Azure’s assets, which are located in East Texas and North Louisiana, include over 960 miles of natural gas gathering pipelines, three natural gas processing facilities with an aggregate processing capacity of approximately 210 MMcf/d, and two NGL pipelines with throughput capacities of 10 MBPD each.   The Azure assets serve production from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.

The transaction closed in April 2017 after receiving final regulatory approvals and the satisfaction of other closing conditions.

Plans to Build Ninth NGL Fractionator at Our Mont Belvieu, Texas Complex
In March 2017, we resumed construction of our ninth NGL fractionator at our Mont Belvieu, Texas complex in anticipation of increased NGL production from the Permian Basin.  The new fractionator, which is expected to be completed by mid-2018, would have a nameplate capacity of 85 MBPD.  We have secured the necessary permits and emission credits for this project. Upon completion of this expansion project, we would have approximately 755 MBPD of total NGL fractionation capacity at our Mont Belvieu complex and a combined 1.2 MMBPD of capacity across all of our NGL fractionators.

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

Historically, steam crackers and refineries have been the major source of propane and butane olefins for downstream use.  However, with the increased use of light-end feedstocks, specifically ethane, the need for on-purpose olefins production has increased.  Like our propane dehydrogenation (“PDH”) facility, the iBDH plant will help meet market demand where traditional supplies have been reduced.  The new iBDH plant will increase our production of high purity and low purity isobutylene, which are used as feedstock to manufacture lubricants, rubber products and alkylate for gasoline blendstock, as well as methyl tertiary butyl ether for export.

Results of Operations

Summarized Consolidated Income Statement Data
The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Revenues	$7,320.4	$5,005.3
Costs and expenses:
Operating costs and expenses:
Cost of sales	5,335.7	3,208.3
Other operating costs and expenses	610.4	573.8
Depreciation, amortization and accretion expenses	376.2	358.2
Net losses (gains) attributable to asset sales	(0.3)	4.9
Asset impairment and related charges	11.2	1.7
Total operating costs and expenses	6,333.2	4,146.9
General and administrative costs	50.4	43.9
Total costs and expenses	6,383.6	4,190.8
Equity in income of unconsolidated affiliates	94.8	101.1
Operating income	1,031.6	915.6
Interest expense	(249.3)	(240.6)
Other income (expense), net	(5.3)	3.6
Provision for income taxes	(6.0)	(8.4)
Net income	771.0	670.2
Net income attributable to noncontrolling interests	(10.3)	(9.0)
Net income attributable to limited partners	$760.7	$661.2

Consolidated Revenues
The following table presents each business segment’s contribution to consolidated revenues (net of eliminations) for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
NGL Pipelines & Services:
Sales of NGLs and related products	$2,887.2	$1,943.5
Midstream services	458.6	460.3
Total	3,345.8	2,403.8
Crude Oil Pipelines & Services:
Sales of crude oil	1,618.6	1,121.1
Midstream services	188.6	167.5
Total	1,807.2	1,288.6
Natural Gas Pipelines & Services:
Sales of natural gas	544.0	315.0
Midstream services	217.2	235.0
Total	761.2	550.0
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,211.1	553.2
Midstream services	195.1	209.7
Total	1,406.2	762.9
Total consolidated revenues	$7,320.4	$5,005.3

Selected Energy Commodity Price Data
The following table presents selected index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade	WTI	LLS
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Crude Oil,	Crude Oil,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)
2016 by quarter:
1st Quarter	$2.09	$0.16	$0.38	$0.53	$0.53	$0.76	$0.31	$0.18	$33.45	$35.11
2nd Quarter	$1.95	$0.20	$0.49	$0.62	$0.63	$0.96	$0.33	$0.19	$45.59	$47.35
3rd Quarter	$2.81	$0.19	$0.47	$0.63	$0.67	$0.98	$0.38	$0.24	$44.94	$46.52
4th Quarter	$2.98	$0.24	$0.58	$0.83	$0.90	$1.08	$0.36	$0.24	$49.29	$50.53
2016 Averages	$2.46	$0.20	$0.48	$0.65	$0.68	$0.94	$0.34	$0.21	$43.32	$44.88

2017 by quarter:
1st Quarter	$3.32	$0.23	$0.71	$0.98	$0.94	$1.10	$0.47	$0.32	$51.91	$53.52

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

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices. Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions. The weighted-average indicative market price for NGLs was $0.66 per gallon in the first quarter of 2017 versus $0.40 per gallon in the first quarter of 2016.

An increase in our consolidated marketing revenues due to higher energy commodity sales prices may not result in an increase in gross operating margin or cash available for distribution, since our consolidated cost of sales amounts would also be higher due to comparable increases in the purchase prices of the underlying energy commodities.  The same correlation would be true in the case of lower energy commodity sales prices and purchase costs.

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

Revenues
Total revenues for the first quarter of 2017 increased $2.32 billion when compared to the first quarter of 2016.  Revenues from the marketing of NGLs, natural gas, petrochemicals, refined products and octane additives increased $1.81 billion quarter-to-quarter primarily due to higher sales prices, which accounted for a $1.3 billion increase, and higher sales volumes, which accounted for an additional $506.0 million increase.  Revenues from the marketing of crude oil increased a net $497.5 million quarter-to-quarter primarily due to higher sales prices, which accounted for a $698.6 million increase, partially offset by a $201.1 million decrease due to lower sales volumes.

Operating costs and expenses
Total operating costs and expenses for the first quarter of 2017 increased $2.19 billion when compared to the first quarter of 2016.  The cost of sales associated with our marketing of NGLs, natural gas, petrochemicals, refined products and octane additives increased $1.75 billion quarter-to-quarter primarily due to higher purchase prices, which accounted for a $1.33 billion increase, and higher sales volumes, which accounted for an additional $422.8 million increase.  The cost of sales associated with our marketing of crude oil increased a net $382.0 million quarter-to-quarter primarily due to higher purchase prices, which accounted for a $559.0 million increase, partially offset by a $177.0 million decrease due to lower sales volumes.

Other operating costs and expenses for the first quarter of 2017 increased a net $36.6 million when compared to the first quarter of 2016 primarily due to an $11.4 million increase in power costs, higher employee compensation costs of $7.8 million and a $6.0 million increase in maintenance costs.

Depreciation, amortization and accretion expense in operating costs and expenses for the first quarter of 2017 increased $18.0 million when compared to the first quarter of 2016 primarily due to assets we constructed and placed into service since the first quarter of 2016.

Operating costs and expenses also include $11.2 million and $1.7 million of non-cash asset impairment charges for the first quarters of 2017 and 2016, respectively.  Our non-cash asset impairment charges for the first quarter of 2017 primarily relate to the write-down of materials held as spare parts.

General and administrative costs
General and administrative costs for the first quarter of 2017 increased $6.5 million when compared to the first quarter of 2016 primarily due to costs we incurred during the first quarter of 2017 in connection with state sales and use tax audits.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the first quarter of 2017 decreased a net $6.3 million when compared to the first quarter of 2016 primarily due to an $8.9 million decrease in earnings from our investments in crude oil pipelines.

Operating income
Operating income for the first quarter of 2017 increased $116.0 million when compared to the first quarter of 2016 due to the previously described quarter-to-quarter changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for the first quarter of 2017 increased $8.7 million when compared to the first quarter of 2016.  The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Interest charged on debt principal outstanding	$272.9	$268.3
Impact of interest rate hedging program, including related amortization	8.7	6.4
Interest costs capitalized in connection with construction projects (1)	(39.6)	(42.5)
Other (2)	7.3	8.4
Total	$249.3	$240.6

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

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $4.6 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the first quarter of 2017, which accounted for a $9.2 million increase, partially offset by the effect of lower overall interest rates during the first quarter of 2017, which accounted for a $4.6 million decrease.  Our weighted-average debt principal balance for the first quarter of 2017 was $23.67 billion compared to $22.96 billion for the first quarter of 2016.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” and “Capital Spending” within this Part I, Item 2.

Income taxes
Income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax.  Our provision for income taxes for the first quarter of 2017 decreased $2.4 million when compared to the first quarter of 2016.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Gross operating margin by segment:
NGL Pipelines & Services	$856.0	$783.7
Crude Oil Pipelines & Services	264.6	202.3
Natural Gas Pipelines & Services	170.9	177.7
Petrochemical & Refined Products Services	181.8	154.8
Total segment gross operating margin (1)	1,473.3	1,318.5
Net adjustment for shipper make-up rights	(4.2)	5.8
Total gross operating margin (non-GAAP)	$1,469.1	$1,324.3

(1) Within the context of this table, total segment gross operating margin represents a subtotal and corresponds to measures similarly titled within our business segment disclosures found in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Consolidated Income Statement Highlights” within this Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Operating income (GAAP)	$1,031.6	$915.6
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense	376.2	358.2
Add asset impairment and related charges in operating costs and expenses	11.2	1.7
Add net losses and subtract net gains attributable to asset sales	(0.3)	4.9
Add general and administrative costs	50.4	43.9
Total gross operating margin (non-GAAP)	$1,469.1	$1,324.3

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

The following information highlights significant changes in our quarter-to-quarter segment results (i.e., our gross operating margin by segment amounts) and the primary drivers of such changes.  The volume statistics presented for each segment are reported on a net basis, taking into account our ownership interests in certain joint ventures, and reflect the periods in which we owned an interest in such operations.  These statistics reflect volumes for newly constructed assets from the dates such assets were placed into service.

NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2017	2016
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$277.9	$233.9
NGL pipelines, storage and terminals	454.9	426.7
NGL fractionation	123.2	123.1
Total	$856.0	$783.7
Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,225	2,954
NGL marine terminal volumes (MBPD)	569	456
NGL fractionation volumes (MBPD)	799	836
Equity NGL production (MBPD) (1)	150	145
Fee-based natural gas processing (MMcf/d) (2)	4,489	4,781

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities.  Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2017 increased $44.0 million when compared to the first quarter of 2016.  Gross operating margin from our natural gas processing plants increased $20.7 million quarter-to-quarter primarily due to higher processing margins.  Gross operating margin from our NGL marketing activities increased a net $23.3 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $93.0 million increase, partially offset by a $69.7 million decrease due to lower sales margins.  Results from NGL marketing’s activities in support of our storage assets (e.g., from contango market positions) increased $21.8 million quarter-to-quarter.  Results from NGL marketing’s transportation and plant asset optimization activities and export-oriented strategies increased a combined $1.5 million quarter-to-quarter.

NGL pipelines, storage and terminals.  Gross operating margin from NGL pipelines, storage and terminal assets for the first quarter of 2017 increased $28.2 million when compared to the first quarter of 2016.  Gross operating margin from our storage complex in Mont Belvieu for NGLs and related products increased $15.8 million quarter-to-quarter primarily due to higher fees, of which several increased in January 2017.  Gross operating margin from our Enterprise Hydrocarbons Terminal (“EHT”), Morgan’s Point Ethane Export Terminal and Houston Ship Channel Pipeline System increased a combined $14.2 million quarter-to-quarter primarily due to higher volumes.  NGL volumes at EHT increased 54 MBPD quarter-to-quarter, and we loaded 58 MBPD of ethane at Morgan’s Point during the first quarter of 2017.  Transportation volumes on the Houston Ship Channel Pipeline System increased 147 MBPD quarter-to-quarter.  Our Morgan’s Point Ethane Export Terminal was placed into commercial operations in September 2016.

On a combined basis, gross operating margin from ATEX and Aegis increased $8.9 million quarter-to-quarter primarily due to a 31 MBPD increase in transportation volumes.  Contracted volume commitments continue to ramp higher through 2018 for ATEX and 2019 for Aegis.

Gross operating margin from our South Texas NGL Pipeline System decreased $3.7 million quarter-to-quarter primarily due to reduced producer activity in the Eagle Ford Shale.

NGL fractionation.  Gross operating margin from NGL fractionation for the first quarter of 2017 increased $0.1 million when compared to the first quarter of 2016.  NGL fractionation volumes decreased 37 MBPD quarter-to-quarter primarily due to declines in South Texas natural gas production, which resulted in lower volumes of mixed NGLs available for fractionation.

Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2017	2016
Segment gross operating margin	$264.6	$202.3
Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,356	1,393
Crude oil marine terminal volumes (MBPD)	475	479

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2017 increased a net $62.3 million when compared to the first quarter of 2016. Gross operating margin from crude oil marketing and related trucking activities increased $56.3 million quarter-to-quarter primarily due to (i) a $33.0 million quarter-to-quarter benefit attributable to mark-to-market gains related to blending activities of $19.8 million in the first quarter of 2017 compared to mark-to-market losses from these activities of $13.2 million in the first quarter of 2016 and (ii) a $23.3 million increase due to higher crude oil sales margins primarily associated with our firm capacity on the Seaway Pipeline.

Gross operating margin from our West Texas Pipeline System increased $10.7 million quarter-to-quarter primarily due to higher throughput volumes of 17 MBPD, which accounted for a $5.7 million increase, and a $2.1 million decrease in operating costs.  The increase in crude oil transportation volumes for West Texas is attributable to increased producer drilling activity across the Permian Basin.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $11.1 million quarter-to-quarter primarily due to a 62 MBPD decrease in volumes.  The decrease in crude oil transportation volumes in South Texas is attributable to reduced producer drilling activity in the Eagle Ford Shale.

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2017	2016
Segment gross operating margin	$170.9	$177.7
Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	11,429	11,895

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2017 decreased a net $6.8 million when compared to the first quarter of 2016.

Gross operating margin from our Texas Intrastate System decreased $10.8 million quarter-to-quarter primarily due to lower revenues attributable to decreased producer drilling activity in the Eagle Ford and Barnett Shales.  Transportation volumes on our Texas Intrastate System decreased 633 BBtus/d quarter-to-quarter.  Gross operating margin from our Jonah Gathering System decreased $7.1 million quarter-to-quarter primarily due to lower gathering volumes of 148 BBtus/d, which accounted for a $3.8 million decrease, lower gathering fees, which accounted for an additional $1.2 million decrease, and a $2.6 million increase in operating costs.  Gross operating margin from our Permian Basin Gathering System increased $8.3 million quarter-to-quarter primarily due to higher gathering volumes of 269 BBtus/d.  The increase in natural gas gathering volumes for this system is attributable to increased producer drilling activity across the Permian Basin.

Gross operating margin from our natural gas marketing activities increased $4.9 million quarter-to-quarter.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2017	2016
Segment gross operating margin:
Propylene fractionation and related activities	$68.6	$52.1
Butane isomerization and related operations	10.9	16.1
Octane enhancement and related plant operations	18.9	(10.2)
Refined products pipelines and related activities	76.7	87.0
Marine transportation and other	6.7	9.8
Total	$181.8	$154.8

Selected volumetric data:
Propylene fractionation volumes (MBPD)	80	69
Butane isomerization volumes (MBPD)	92	110
Standalone DIB processing volumes (MBPD)	83	96
Octane additive and related plant production volumes (MBPD)	20	10
Pipeline transportation volumes, primarily refined products & petrochemicals (MBPD)	827	852
Refined products and petrochemical marine terminal volumes (MBPD)	399	347

Propylene fractionation and related activities.  Gross operating margin from propylene fractionation and related marketing activities for the first quarter of 2017 increased a net $16.5 million when compared to the first quarter of 2016.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased a net $25.8 million quarter-to-quarter.  When compared to the first quarter of 2016, these plants benefitted in the first quarter of 2017 from an $18.1 million increase in propylene sales margins and $10.1 million of higher propylene fractionation and other fee revenues, along with higher propylene fractionation volumes of 11 MBPD, which accounted for $2.5 million of the overall increase.  Partially offsetting these benefits was a $4.9 million decrease in gross operating margin due to higher operating costs.

Gross operating margin for this business for the first quarter of 2017 includes $7.9 million of pre-commissioning expenses related to our PDH facility. We expect this facility to commence operations during the third quarter of 2017.

Isomerization and related operations.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for the first quarter of 2017 decreased $5.2 million when compared to the first quarter of 2016.  This quarter-to-quarter decrease in gross operating margin is primarily due to lower butane isomerization and standalone DIB processing volumes of 18 MBPD and 13 MBPD, respectively.

Octane enhancement and related operations.  Gross operating margin from our octane enhancement facility and high purity isobutylene (“HPIB”) plant for the first quarter of 2017 increased $29.1 million when compared to the first quarter of 2016.  This quarter-to-quarter increase in gross operating margin is primarily due to higher production volumes, which increased a combined 10 MBPD quarter-to-quarter.  Historically, our octane enhancement plant experienced downtime annually (typically in the first quarter of each year) for major maintenance activities.  During 2016, we completed modifications to our octane enhancement plant to mitigate the need for such maintenance.  We now expect downtime for major maintenance activities at our octane enhancement plant once every three years.

Refined products pipelines and related activities.  Gross operating margin from refined products pipelines and related marketing activities for the first quarter of 2017 decreased $10.3 million when compared to the first quarter of 2016.  Gross operating margin from our TE Products Pipeline and related refined products terminals decreased $8.9 million quarter-to-quarter primarily due to lower transportation volumes, which accounted for a $6.1 million decrease, and lower transportation fees, which accounted for an additional $5.1 million decrease.  NGL and interstate refined products pipeline transportation volumes on our TE Products Pipeline decreased quarter-to-quarter by 6 MBPD and 23 MBPD, respectively.  The quarter-to-quarter decrease in transportation volumes was due in part to warmer than average weather during the first quarter of 2017.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At March 31, 2017, we had $4.06 billion of consolidated liquidity, which was comprised of $4.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $62.4 million of unrestricted cash on hand.

We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.

Consolidated Debt
The following table presents scheduled maturities of our consolidated debt obligations outstanding at March 31, 2017 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Commercial Paper Notes	$1,500.4	$1,500.4	$--	$--	$--	$--	$--
Senior Notes	20,650.0	800.0	1,100.0	1,500.0	1,500.0	575.0	15,175.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$23,624.8	$2,300.4	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4

For additional information regarding our debt agreements, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Issuance of Common Units
The following table summarizes the issuance of common units in connection with our at-the-market (“ATM”) program, distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”) for the quarterly period indicated (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Three months ended March 31, 2017:
Common units issued in connection with ATM program	12,865,371	$356.0
Common units issued in connection with DRIP and EUPP	3,440,559	92.8
Total	16,305,930	$448.8

ATM Program
We have a registration statement on file with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our ATM program.  After taking into account the aggregate sales price of common units sold under the ATM program through March 31, 2017, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $1.08 billion.

DRIP and EUPP
We also have registration statements on file with the SEC collectively authorizing the issuance of up to 240,000,000 of our common units in connection with our DRIP.  After taking into account the number of common units issued under the DRIP through March 31, 2017, we have the capacity to issue an additional 95,932,697 common units under this plan.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our EUPP.  After taking into account the number of common units issued under the EUPP through March 31, 2017, we have the capacity to issue an additional 6,150,714 common units under this plan.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during the first quarter of 2017 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes.

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

At March 31, 2017 and December 31, 2016, our restricted cash amounts were $44.7 million and $354.5 million, respectively.   The balance of restricted cash decreased since December 31, 2016 primarily due to the settlement of derivative instruments related to contango positions during the first quarter of 2017.  For information regarding our derivative instruments and hedging activities, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings
As of May 1, 2017, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s and Baa1 from Moody’s.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s and P-2 from Moody’s.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO’s long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

	For the Three Months Ended March 31,
	2017	2016
Net cash flows provided by operating activities	$875.6	$899.7
Cash used in investing activities	134.2	1,163.9
Cash provided by (used in) financing activities	(742.1)	405.8

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities.  We operate in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, propylene, refined products and/or crude oil and long-term take-or-pay agreements.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” under Part I, Item 1A of our 2016 Form 10-K.

Comparison of Three Months Ended March 31, 2017 with Three Months Ended March 31, 2016
The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities.  Net cash flows provided by operating activities for the first quarter of 2017 decreased $24.1 million when compared to the first quarter of 2016.  The decrease in cash provided by operating activities was primarily due to:

▪	a $102.4 million quarter-to-quarter decrease in cash primarily due to the timing of cash receipts and payments related to operations; and

▪	a $16.2 million quarter-to-quarter decrease in cash distributions received on earnings from unconsolidated affiliates; partially offset by

▪
a $94.5 million increase in cash attributable to higher partnership income in the first quarter of 2017 compared to the first quarter of 2016 (after adjusting our $100.8 million quarter-to-quarter increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing activities.  Cash used for investing activities in the first quarter of 2017 decreased $1.03 billion when compared to the first quarter of 2016 primarily due to:

▪	a $564.6 million quarter-to-quarter decrease in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs;

▪	a $430.8 million quarter-to-quarter decrease in restricted cash requirements; and

▪	a $56.7 million quarter-to-quarter decrease in investments in our unconsolidated affiliates; partially offset by

▪	$16.0 million of cash paid in the first quarter of 2017 as a deposit for the acquisition of Azure, which was completed in April 2017; and

▪	an $11.4 million quarter-to-quarter decrease in proceeds from asset sales.

Financing activities.  Cash used in financing activities for the first quarter of 2017 was $742.1 million compared to cash provided by financing activities of $405.8 million for the first quarter of 2016.  The $1.15 billion quarter-to-quarter change in cash flow from financing activities was primarily due to:

▪
a $1.23 billion decrease in net cash provided by EPO’s commercial paper program.  We used a net $281.3 million of cash during the first quarter of 2017 to repay short-term notes issued under this program compared to net cash inflows of $953.3 million in the first quarter of 2016 related to the issuance of short-term notes under this program;

▪
a $562.7 million quarter-to-quarter decrease in net cash proceeds from the issuance of common units.  We issued an aggregate 16,305,930 common units, which generated $448.8 million of net cash proceeds, in connection with our ATM program, DRIP and EUPP during the first quarter of 2017.  This compares to an aggregate 42,678,153 common units we issued in connection with these programs and plans during the first quarter of 2016, which collectively generated $1.01 billion of net cash proceeds; and

▪
an $80.7 million quarter-to-quarter increase in cash distributions paid to limited partners during the first quarter of 2017 when compared to the first quarter of 2016.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; partially offset by

▪	the repayment of $750.0 million in principal amount by EPO of its senior notes during the first quarter of 2016 compared to no such repayments during the first quarter of 2017.

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

Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure.   For a discussion of net cash flows provided by operating activities, see the previous section titled “Cash Flows from Operating, Investing and Financing Activities” within this Item 2.

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to limited partners (1)	$760.7	$661.2
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	402.3	382.1
Add non-cash asset impairment and related charges	11.2	1.7
Add net losses or net subtract gains attributable to asset sales	(0.3)	4.9
Add cash proceeds from asset sales	2.0	13.4
Add or subtract changes in fair market value of derivative instruments	(20.3)	20.1
Add cash distributions received from unconsolidated affiliates (2)	102.5	115.8
Subtract equity in income of unconsolidated affiliates (2)	(94.8)	(101.1)
Subtract sustaining capital expenditures (3)	(48.0)	(59.3)
Add deferred income tax expense	0.1	4.1
Other, net	13.2	10.7
Distributable cash flow	$1,128.6	$1,053.6

Total cash distributions paid to limited partners with respect to period	$892.8	$825.4

Cash distribution per unit declared by Enterprise GP with respect to period (4)	$0.4150	$0.3950

Total distributable cash flow retained by partnership with respect to period (5)	$235.8	$228.2

Distribution coverage ratio (6)	1.3x	1.3x

(1)   For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see “Consolidated Income Statements Highlights” within this Part I, Item 2.
(2)   Reflects both distributions received on earnings from unconsolidated affiliates and those attributable to a return of capital from unconsolidated affiliates. For information regarding our unconsolidated affiliates, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
(3)   Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)   See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding our quarterly cash distributions declared with respect to the periods presented.
(5)   At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these periods was primarily reinvested in our growth capital spending program, which reduced our reliance on the equity and debt capital markets to fund such major expenditures.
(6)   Distribution coverage ratio is determined by dividing distributable cash flow by total cash distributions paid to limited partners and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Net cash flows provided by operating activities	$875.6	$899.7
Adjustments to reconcile net cash flows provided by operating activities to distributable cash flow:
Subtract sustaining capital expenditures	(48.0)	(59.3)
Add cash proceeds from asset sales and insurance recoveries	2.0	13.4
Net effect of changes in operating accounts	288.8	186.4
Other, net	10.2	13.4
Distributable cash flow	$1,128.6	$1,053.6

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

We began commercial service on approximately $100 million of growth capital projects during the three months ended March 31, 2017 including expansions related to our propylene pipeline system and Beaumont refined products terminal.  In addition, we have approximately $8.4 billion of growth capital projects scheduled to be completed by 2020 including our PDH and iBDH facilities, the Midland-to-Sealy segment of our Midland-to-ECHO Pipeline System, the Shin Oak NGL pipeline, our ninth NGL fractionator in Mont Belvieu and completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes.

For 2017, we currently expect to invest in the range of $2.7 billion to $3.0 billion for growth capital projects, including $189 million for the Azure acquisition, and approximately $250 million for sustaining capital expenditures.  Our forecast of capital spending for 2017 is based on our announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Capital spending for property, plant and equipment, net: (1)
Growth capital projects (2)	$379.6	$920.6
Sustaining capital projects (3)	50.8	74.4
Investments in unconsolidated affiliates	13.7	70.4
Cash used for deposit in connection with Azure acquisition	16.0	--
Total capital spending	$460.1	$1,065.4

(1) On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction projects and production well tie-ins. Contributions in aid of construction costs were $15.6 million and $12.2 million for the three months ended March 31, 2017 and 2016, respectively. Growth and sustaining capital amounts presented in the table above are presented on a cash basis and net of related contributions in aid of construction costs.
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

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the three months ended March 31, 2017 involved projects at our Mont Belvieu complex.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Three Months Ended March 31, 2017 with Three Months Ended March 31, 2016
In total, capital spending for property, plant and equipment decreased $564.6 million quarter-to-quarter primarily due to lower growth capital spending during the first quarter of 2017.

Growth capital spending at our Mont Belvieu complex decreased $185.0 million quarter-to-quarter primarily due to lower spending in connection with our PDH facility as it nears completion.   We expect the PDH facility, which is currently in the precommissioning stage, to begin commercial operations during the third quarter of 2017.

Growth capital spending for crude oil assets at our EHT, Beaumont Marine West and ECHO terminals decreased a combined $104.9 million quarter-to-quarter primarily due to the completion of new storage tanks and related assets at these facilities during 2016.  Growth capital spending attributable to our Midland-to-ECHO Pipeline System decreased $42.6 million quarter-to-quarter.  The Midland-to-ECHO Pipeline System is expected to be completed and placed into service at initial rates of 300 MBPD in the fourth quarter of 2017 once the Midland-to-Sealy segment is constructed.

Growth capital spending at EHT for LPG export expansion projects and at our Morgan’s Point Ethane Export Terminal decreased a combined $76.1 million quarter-to-quarter.  In September 2016, we placed our Morgan’s Point Ethane Export Terminal into service.  Likewise, growth capital spending on our ethane header system between Corpus Christi, Texas and the Mississippi River in Louisiana decreased $55.3 million quarter-to-quarter.  Lastly, growth capital spending at our natural gas processing plants in Louisiana and Mississippi decreased $34.6 million quarter-to-quarter.

Investments in unconsolidated affiliates decreased $56.7 million quarter-to-quarter primarily due to reduced spending on joint venture-owned crude oil pipelines and dock infrastructure, which accounted for a $33.5 million decrease, and completion of our Waha natural gas processing plant in August 2016, which accounted for an additional $19.3 million decrease.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2016 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

Other Items

Contractual Obligations
Our consolidated principal debt obligations at March 31, 2017 were approximately $23.62 billion compared to $23.90 billion at December 31, 2016.  For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding our consolidated debt obligations.

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

Our exposures to market risk have not changed materially since those reported under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2016 Form 10-K.

We assess the risk associated with each of our derivative instrument portfolios using a sensitivity analysis model. This approach measures the change in economic value (or fair value) of the derivative instrument portfolio based on a hypothetical 10% change in the underlying interest rates or quoted market prices on a particular day.  In addition to these variables, the economic value of each portfolio is influenced by changes in the notional amounts of the instruments outstanding and the discount rates used to determine the present values.  The sensitivity analysis approach does not reflect the impact that the same hypothetical price movement would have on the hedged exposures to which they relate.  Therefore, the impact on the economic value of a derivative instrument resulting from a change in interest rates or quoted market prices (as applicable) would normally be offset by a corresponding gain or loss on the hedged debt instrument, inventory value or forecasted transaction assuming:

▪	the derivative instrument functions effectively as a hedge of the underlying risk;

▪	the derivative instrument is not closed out in advance of its expected term; and

▪	the hedged forecasted transaction occurs within the expected time period.

In addition, the fair value amounts presented in the sensitivity analysis tables below do not reflect any rule changes made by certain exchanges (e.g., the Chicago Mercantile Exchange) that may impact the financial statement or disclosure presentation for a derivative instrument since such rule changes have no impact on the underlying contractual terms of the derivative instrument itself, including the timing or price of the ultimate settlement.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2017 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	14.9	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	3.5	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchases of NGLs (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	0.8	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	4.5	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	4.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	82.3	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	93.4	n/a	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.4	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	5.4	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	12.5	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	21.2	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	188.6	21.7	Mark-to-market
NGL risk management activities (MMBbls) (4)	16.1	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (4)	0.2	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	25.2	10.4	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2017, September 2017 and March 2020, respectively.
(3) Current and long-term volumes include 55.3 Bcf and 10.5 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At March 31, 2017, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	March 31, 2017	April 17, 2017
Fair value assuming no change in underlying commodity prices	Liability	$(5.3)	$(4.5)	$(4.1)
Fair value assuming 10% increase in underlying commodity prices	Liability	(9.7)	(7.9)	(7.5)
Fair value assuming 10% decrease in underlying commodity prices	Liability	(0.9)	(1.2)	(0.6)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	March 31, 2017	April 17, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(150.3)	$30.2	$25.3
Fair value assuming 10% increase in underlying commodity prices	Liability	(227.7)	(3.0)	(8.2)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(73.0)	63.5	58.7

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	March 31, 2017	April 17, 2017
Fair value assuming no change in underlying commodity prices	Liability	$(42.4)	$(1.4)	$(18.3)
Fair value assuming 10% increase in underlying commodity prices	Liability	(80.0)	(46.7)	(63.8)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(4.7)	43.9	27.2

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

With respect to the tabular data below, each portfolio’s estimated economic value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.

Interest rate swaps exchange the stated interest rate paid on a notional amount of existing debt for the fixed or floating interest rate stipulated in the derivative instrument.  The following table summarizes our portfolio of interest rate swaps at March 31, 2017 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.51%	Fair value hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Interest Rate Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	March 31, 2017	April 17, 2017
Fair value assuming no change in underlying interest rates	Liability	$(0.8)	$(1.3)	$(0.8)
Fair value assuming 10% increase in underlying interest rates	Liability	(2.0)	(2.3)	(1.8)
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	0.4	(0.2)	0.3

The following table summarizes our portfolio of 30-year forward starting swaps outstanding at March 31, 2017.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	4 forward starting swaps	$275.0	5/2018	2.02%	Cash flow hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	March 31, 2017	April 17, 2017
Fair value assuming no change in underlying interest rates	Asset	$36.2	$38.6	$31.0
Fair value assuming 10% increase in underlying interest rates	Asset	49.3	51.7	44.0
Fair value assuming 10% decrease in underlying interest rates	Asset	22.1	24.4	17.1

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2016 Form 10-K, in addition to other information in such annual report.  The risk factors set forth in our 2016 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchase activity during the three months ended March 31, 2017 in connection with the vesting of restricted and phantom unit awards:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
Vesting of restricted unit awards:
February 2017 (1)	225,751	$28.77	--	--
Vesting of phantom unit awards:
February 2017 (2)	720,393	$28.82	--	--
March 2017 (3)	147	$27.58	--	--

(1) Of the 665,920 restricted common unit awards that vested in February 2017 and converted to common units, 225,751 units were sold back to us by employees to cover related withholding tax requirements.
(2) Of the 2,233,617 phantom unit awards that vested in February 2017 and converted to common units, 720,393 units were sold back to us by employees to cover related withholding tax requirements.
(3) Of the 450 phantom unit awards that vested in March 2017 and converted to common units, 147 units were sold back to us by employees to cover related withholding tax requirements.

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

3.9
Amendment No. 1 to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC, dated effective as of April 26, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 2, 2017).

3.10	Company Agreement of Enterprise Products Operating LLC dated June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 8, 2007).
3.11
Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.12	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
4.1	Form of Common Unit certificate (incorporated by reference to Exhibit A to Exhibit 3.1 to Form 8-K filed August 16, 2011).
4.2
Indenture, dated as of March 15, 2000, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Guarantor, and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 14, 2000).

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

12.1#	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2017 and each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2017.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2017.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2017.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2017.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2017.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2017.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2017.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President-Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner