Form 10-Q
period 2017-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2017-08-04
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 2,148,986,109 common units of Enterprise Products Partners L.P. outstanding at the close of business on July 31, 2017.  Our common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$28.6	$63.1
Restricted cash	35.4	354.5
Accounts receivable – trade, net of allowance for doubtful accounts of $12.1 at June 30, 2017 and $11.3 at December 31, 2016	2,655.7	3,329.5
Accounts receivable – related parties	3.0	1.1
Inventories	1,604.3	1,770.5
Derivative assets (see Note 12)	70.0	541.4
Prepaid and other current assets	387.5	468.1
Total current assets	4,784.5	6,528.2
Property, plant and equipment, net	34,220.7	33,292.5
Investments in unconsolidated affiliates	2,661.3	2,677.3
Intangible assets, net of accumulated amortization of $1,483.9 at June 30, 2017 and $1,403.1 at December 31, 2016 (see Note 6)	3,782.4	3,864.1
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	119.2	86.7
Total assets	$51,313.3	$52,194.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$3,354.8	$2,576.8
Accounts payable – trade	674.4	397.7
Accounts payable – related parties	62.9	105.1
Accrued product payables	2,951.1	3,613.7
Accrued interest	339.9	340.8
Derivative liabilities (see Note 12)	48.9	737.7
Other current liabilities	386.6	478.7
Total current liabilities	7,818.6	8,250.5
Long-term debt (see Note 7)	20,026.5	21,120.9
Deferred tax liabilities	53.4	52.7
Other long-term liabilities	534.6	503.9
Commitments and contingencies (see Note 14)
Equity: (see Note 8)
Partners’ equity:
Limited partners:
Common units (2,148,035,389 units outstanding at June 30, 2017 and 2,117,588,414 units outstanding at December 31, 2016)	22,788.8	22,327.0
Accumulated other comprehensive loss	(128.7)	(280.0)
Total partners’ equity	22,660.1	22,047.0
Noncontrolling interests	220.1	219.0
Total equity	22,880.2	22,266.0
Total liabilities and equity	$51,313.3	$52,194.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Third parties	$6,597.7	$5,604.6	$13,907.3	$10,594.3
Related parties	9.9	13.2	20.7	28.8
Total revenues (see Note 9)	6,607.6	5,617.8	13,928.0	10,623.1
Costs and expenses:
Operating costs and expenses:
Third parties	5,457.6	4,551.9	11,539.2	8,418.2
Related parties	272.6	270.3	524.2	550.9
Total operating costs and expenses	5,730.2	4,822.2	12,063.4	8,969.1
General and administrative costs:
Third parties	16.0	6.6	36.7	20.9
Related parties	29.7	28.5	59.4	58.1
Total general and administrative costs	45.7	35.1	96.1	79.0
Total costs and expenses (see Note 9)	5,775.9	4,857.3	12,159.5	9,048.1
Equity in income of unconsolidated affiliates	107.0	76.4	201.8	177.5
Operating income	938.7	836.9	1,970.3	1,752.5
Other income (expense):
Interest expense	(245.8)	(244.1)	(495.1)	(484.7)
Change in fair market value of Liquidity Option Agreement (see Note 14)	(18.6)	(23.3)	(24.1)	(21.1)
Other, net	0.4	0.4	0.6	1.8
Total other expense, net	(264.0)	(267.0)	(518.6)	(504.0)
Income before income taxes	674.7	569.9	1,451.7	1,248.5
Benefit from (provision for) income taxes	(8.7)	0.1	(14.7)	(8.3)
Net income	666.0	570.0	1,437.0	1,240.2
Net income attributable to noncontrolling interests	(12.3)	(11.5)	(22.6)	(20.5)
Net income attributable to limited partners	$653.7	$558.5	$1,414.4	$1,219.7

Earnings per unit: (see Note 10)
Basic earnings per unit	$0.30	$0.27	$0.66	$0.59
Diluted earnings per unit	$0.30	$0.27	$0.66	$0.59

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$666.0	$570.0	$1,437.0	$1,240.2
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	30.4	(73.7)	175.2	(74.9)
Reclassification of losses (gains) to net income	(46.0)	35.4	(38.9)	(21.8)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	(6.9)	(9.4)	(4.5)	(9.4)
Reclassification of losses to net income	10.0	9.2	19.6	18.4
Total cash flow hedges	(12.5)	(38.5)	151.4	(87.7)
Other	--	--	(0.1)	(0.1)
Total other comprehensive income (loss)	(12.5)	(38.5)	151.3	(87.8)
Comprehensive income	653.5	531.5	1,588.3	1,152.4
Comprehensive income attributable to noncontrolling interests	(12.3)	(11.5)	(22.6)	(20.5)
Comprehensive income attributable to limited partners	$641.2	$520.0	$1,565.7	$1,131.9

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$1,437.0	$1,240.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	808.8	763.4
Asset impairment and related charges (see Note 12)	25.2	22.3
Equity in income of unconsolidated affiliates	(201.8)	(177.5)
Distributions received on earnings from unconsolidated affiliates	205.1	195.1
Net losses attributable to asset sales	--	6.6
Deferred income tax expense	0.7	4.3
Change in fair market value of derivative instruments	(43.9)	68.3
Change in fair market value of Liquidity Option Agreement	24.1	21.1
Net effect of changes in operating accounts (see Note 15)	82.1	(294.6)
Other operating activities	(2.4)	(4.0)
Net cash flows provided by operating activities	2,334.9	1,845.2
Investing activities:
Capital expenditures	(1,142.7)	(1,880.4)
Contributions in aid of construction costs	29.6	23.6
Decrease (increase) in restricted cash (see Note 2)	319.1	(356.7)
Cash used for Azure acquisition (see Note 4)	(191.4)	--
Investments in unconsolidated affiliates	(24.1)	(92.4)
Distributions received for return of capital from unconsolidated affiliates	24.8	39.4
Proceeds from asset sales	3.2	27.9
Other investing activities	2.0	--
Cash used in investing activities	(979.5)	(2,238.6)
Financing activities:
Borrowings under debt agreements	33,307.8	33,235.3
Repayments of debt	(33,639.3)	(32,986.7)
Debt issuance costs	--	(9.7)
Cash distributions paid to limited partners (see Note 8)	(1,757.8)	(1,610.5)
Cash payments made in connection with distribution equivalent rights	(7.2)	(5.3)
Cash distributions paid to noncontrolling interests	(23.1)	(20.8)
Cash contributions from noncontrolling interests	0.3	16.0
Net cash proceeds from the issuance of common units	757.2	1,888.3
Other financing activities	(27.8)	(18.7)
Cash provided by (used in) financing activities	(1,389.9)	487.9
Net change in cash and cash equivalents	(34.5)	94.5
Cash and cash equivalents, January 1	63.1	19.0
Cash and cash equivalents, June 30	$28.6	$113.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2017	$22,327.0	$(280.0)	$219.0	$22,266.0
Net income	1,414.4	--	22.6	1,437.0
Cash distributions paid to limited partners	(1,757.8)	--	--	(1,757.8)
Cash payments made in connection with distribution equivalent rights	(7.2)	--	--	(7.2)
Cash distributions paid to noncontrolling interests	--	--	(23.1)	(23.1)
Cash contributions from noncontrolling interests	--	--	0.3	0.3
Net cash proceeds from the issuance of common units	757.2	--	--	757.2
Common units issued in connection with employee compensation	33.7	--	--	33.7
Amortization of fair value of equity-based awards	49.8	--	--	49.8
Cash flow hedges	--	151.4	--	151.4
Other	(28.3)	(0.1)	1.3	(27.1)
Balance, June 30, 2017	$22,788.8	$(128.7)	$220.1	$22,880.2

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2016	$20,514.3	$(219.2)	$206.0	$20,501.1
Net income	1,219.7	--	20.5	1,240.2
Cash distributions paid to limited partners	(1,610.5)	--	--	(1,610.5)
Cash payments made in connection with distribution equivalent rights	(5.3)	--	--	(5.3)
Cash distributions paid to noncontrolling interests	--	--	(20.8)	(20.8)
Cash contributions from noncontrolling interests	--	--	16.0	16.0
Net cash proceeds from the issuance of common units	1,888.3	--	--	1,888.3
Amortization of fair value of equity-based awards	45.6	--	--	45.6
Cash flow hedges	--	(87.7)	--	(87.7)
Other	(20.9)	(0.1)	--	(21.0)
Balance, June 30, 2016	$22,031.2	$(307.0)	$221.7	$21,945.9

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at June 30, 2017.

References to “Oiltanking acquisition” mean the two-step acquisition of Oiltanking Partners, L.P. and its general partner that was completed in February 2015.

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

Note 2.  General Accounting and Disclosure Matters

Our results of operations for the six months ended June 30, 2017 are not necessarily indicative of results expected for the full year of 2017.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the SEC on February 24, 2017.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Developments involving Accounting for Revenues and Leases
Revenue Recognition.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 606, Revenues from Contracts with Customers (“ASC 606”).  The new accounting standard, along with its related amendments, replaces the current rules-based U.S. GAAP governing revenue recognition with a principles-based approach.  We plan to adopt the new standard on January 1, 2018 using a modified retrospective approach, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity.  In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 will not be revised.

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

Our implementation activities related to ASC 606 are ongoing.  For the vast majority of our businesses, we do not anticipate that there will be material differences in the amount or timing of revenues recognized following the new standard’s adoption date.  However, we continue to evaluate the guidance under ASC 606 applicable to natural gas processing agreements where non-cash consideration is received for services rendered (e.g., equity NGL volumes received under percent of liquids, keepwhole and similar arrangements).

As a result of adopting the new standard, there will be significant changes to our disclosures based on the additional requirements prescribed by ASC 606.  These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities.  Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

Leases.  In February 2016, the FASB issued ASC 842, Leases (“ASC 842”), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use (“ROU”) asset approach.  We plan to adopt the new standard on January 1, 2019 using a modified retrospective approach.

The new standard introduces two lease accounting models, which result in a lease being classified as either a “finance” or “operating” lease on the basis of whether the lessee effectively obtains control of the underlying asset during the lease term.  A lease would be classified as a finance lease if it meets one of five classification criteria, four of which are generally consistent with current lease accounting guidance.  By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease.  Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a ROU asset representing a company’s right to use the underlying asset for a specified period of time and a corresponding lease liability.  The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

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

At June 30, 2017 and December 31, 2016, our restricted cash amounts were $35.4 million and $354.5 million, respectively.   The balance of restricted cash decreased since December 31, 2016 primarily due to the settlement of derivative instruments related to contango positions during 2017.  See Note 12 for information regarding our derivative instruments and hedging activities.

Impact of ASU 2016-18.  The FASB recently issued an amendment, ASU 2016-18, to Topic 230, Statement of Cash Flows, that standardizes the presentation of transfers to and from restricted cash within the cash flow statement.  As a result, the cash flow statement will present changes in total cash amounts, regardless of whether the cash balances are restricted or unrestricted.   The new guidance does not affect the separate presentation of restricted and unrestricted (i.e., cash and cash equivalents) amounts on the balance sheet.   Furthermore, this change in financial statement presentation will not impact our consolidated liquidity.

We intend to adopt the new cash flow statement guidance on December 31, 2017 by retrospectively adjusting our consolidated cash flow statements to eliminate the presentation of cash inflows and outflows associated with restricted cash that were historically shown in the investing activities section.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	June 30, 2017	December 31, 2016
NGLs	$897.1	$1,156.1
Petrochemicals and refined products	377.4	220.7
Crude oil	313.2	360.0
Natural gas	16.6	33.7
Total	$1,604.3	$1,770.5

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales (1)	$4,731.1	$3,838.7	$10,066.8	$7,047.0
Lower of cost or net realizable value adjustments within cost of sales	2.6	0.8	6.0	6.1

(1) Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	June 30, 2017	December 31, 2016
Plants, pipelines and facilities (1)	3-45 (5)	$35,785.9	$35,124.6
Underground and other storage facilities (2)	5-40 (6)	3,388.4	3,326.9
Transportation equipment (3)	3-10	172.1	165.8
Marine vessels (4)	15-30	800.5	800.7
Land		266.8	264.6
Construction in progress		4,101.9	3,320.7
Total		44,515.6	43,003.3
Less accumulated depreciation		10,294.9	9,710.8
Property, plant and equipment, net		$34,220.7	$33,292.5

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense (1)	$321.1	$298.2	$638.6	$594.1
Capitalized interest (2)	44.5	46.4	84.1	88.9

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

Azure Acquisition
In April 2017, we closed the acquisition of a midstream energy business from Azure Midstream Partners, LP and its operating subsidiaries (collectively, “Azure”) for $191.4 million in cash.  The acquired business assets, which are located primarily in East Texas, include over 730 miles of natural gas gathering pipelines and two natural gas processing facilities with an aggregate processing capacity of 130 million cubic feet per day.   The acquired business serves production from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.

The financial results of the acquired business are reflected in our consolidated results from April 30, 2017, which was the effective date of the Azure acquisition.  On a historical pro forma consolidated basis, our revenues, costs and expenses, operating income, net income attributable to Enterprise Products Partners L.P., and earnings per unit amounts for the three and six months ended June 30, 2016 and 2017 would not have differed materially from those we actually reported had the Azure acquisition been completed on January 1, 2016 rather than April 30, 2017.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the preliminary fair value allocation of assets acquired and liabilities assumed in the Azure acquisition at April 30, 2017.  The allocation remains provisional due to ongoing efforts to clarify certain environmental liabilities (estimated at $2.2 million), which are expected to be resolved by December 31, 2017.

Assets acquired in business combination:
Current assets	$3.1
Property, plant and equipment	194.2
Total assets acquired	197.3
Liabilities assumed in business combination:
Current liabilities	1.4
Long-term liabilities	4.5
Total liabilities assumed	5.9
Cash used for Azure acquisition	$191.4

The contribution of this newly acquired business to our consolidated revenues and net income was not material for the second quarter of 2017.

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

Property, plant and equipment at June 30, 2017 and December 31, 2016 includes $40.3 million and $44.9 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs since January 1, 2017:

ARO liability balance, January 1, 2017	$	$ 85.4
Liabilities incurred		3.1
Liabilities settled		(1.5)
Revisions in estimated cash flows		(3.2)
Accretion expense		2.8
ARO liability balance, June 30, 2017		$86.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	Ownership Interest at June 30, 2017	June 30, 2017	December 31, 2016
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$25.9	$24.8
K/D/S Promix, L.L.C.	50%	32.2	33.7
Baton Rouge Fractionators LLC	32.2%	17.6	17.3
Skelly-Belvieu Pipeline Company, L.L.C.	50%	37.1	38.9
Texas Express Pipeline LLC	35%	327.8	331.9
Texas Express Gathering LLC	45%	36.5	35.8
Front Range Pipeline LLC	33.3%	166.5	165.4
Delaware Basin Gas Processing LLC	50%	108.2	102.6
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC	50%	1,380.5	1,393.8
Eagle Ford Pipeline LLC	50%	379.1	377.9
Eagle Ford Terminals Corpus Christi LLC	50%	63.2	52.9
Natural Gas Pipelines & Services:
White River Hub, LLC	50%	21.3	21.7
Petrochemical & Refined Products Services:
Centennial Pipeline LLC	50%	60.7	62.3
Other	Various	4.7	18.3
Total investments in unconsolidated affiliates		$2,661.3	$2,677.3

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NGL Pipelines & Services	$19.0	$14.0	$34.5	$29.1
Crude Oil Pipelines & Services	89.2	65.8	170.4	155.9
Natural Gas Pipelines & Services	0.9	0.9	1.9	1.9
Petrochemical & Refined Products Services	(2.1)	(4.3)	(5.0)	(9.4)
Total	$107.0	$76.4	$201.8	$177.5

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

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	June 30, 2017	December 31, 2016
NGL Pipelines & Services	$23.5	$24.1
Crude Oil Pipelines & Services	18.6	19.0
Petrochemical & Refined Products Services	1.9	2.1
Total	$44.0	$45.2

Amortization of excess cost amounts were $0.5 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, amortization of excess costs amounts were $1.0 million and $1.1 million, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income Statement Data:
Revenues	$371.9	$317.5	$715.1	$663.0
Operating income	229.8	181.7	433.5	395.4
Net income	237.6	178.3	440.5	393.5

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.4	$(180.0)	$267.4	$447.4	$(172.7)	$274.7
Contract-based intangibles	279.9	(211.7)	68.2	279.9	(204.4)	75.5
Segment total	727.3	(391.7)	335.6	727.3	(377.1)	350.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(104.4)	2,099.1	2,204.4	(84.5)	2,119.9
Contract-based intangibles	281.0	(146.5)	134.5	281.0	(121.9)	159.1
Segment total	2,484.5	(250.9)	2,233.6	2,485.4	(206.4)	2,279.0
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(402.5)	947.8	1,350.3	(390.0)	960.3
Contract-based intangibles	464.7	(375.0)	89.7	464.7	(370.5)	94.2
Segment total	1,815.0	(777.5)	1,037.5	1,815.0	(760.5)	1,054.5
Petrochemical & Refined Products Services:
Customer relationship intangibles	185.5	(46.9)	138.6	185.5	(43.9)	141.6
Contract-based intangibles	54.0	(16.9)	37.1	54.0	(15.2)	38.8
Segment total	239.5	(63.8)	175.7	239.5	(59.1)	180.4
Total intangible assets	$5,266.3	$(1,483.9)	$3,782.4	$5,267.2	$(1,403.1)	$3,864.1

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NGL Pipelines & Services	$7.3	$7.7	$14.6	$15.5
Crude Oil Pipelines & Services	22.3	24.7	45.4	52.4
Natural Gas Pipelines & Services	8.8	8.3	17.0	16.9
Petrochemical & Refined Products Services	2.3	2.3	4.7	4.5
Total	$40.7	$43.0	$81.7	$89.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2017	2018	2019	2020	2021
$81.1	$163.8	$157.7	$152.8	$163.2

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2016 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2017	December 31, 2016
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,455.2	$1,777.2
Senior Notes L, 6.30% fixed-rate, due September 2017	800.0	800.0
364-Day Credit Agreement, variable-rate, due September 2017	--	--
Senior Notes V, 6.65% fixed-rate, due April 2018	349.7	349.7
Senior Notes OO, 1.65% fixed-rate, due May 2018	750.0	750.0
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2020	--	--
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018	0.3	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	22,105.2	22,427.2
EPO Junior Subordinated Notes A, variable-rate, due August 2066 (1)	521.1	521.1
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)	256.4	256.4
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)	682.7	682.7
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	23,579.6	23,901.6
Other, non-principal amounts	(198.3)	(203.9)
Less current maturities of debt	(3,354.8)	(2,576.8)
Total long-term debt	$20,026.5	$21,120.9

(1) Variable rate is reset quarterly and based on 3-month LIBOR plus 3.708%.
(2) Fixed rate of 7.000% through May 31, 2017 (i.e., first call date without a make-whole redemption premium); thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.778%.
(3) Fixed rate of 7.034% through January 15, 2018 (i.e., first call date without a make-whole redemption premium); thereafter, the rate will be the greater of 7.034% or a variable rate reset quarterly and based on 3-month LIBOR plus 2.680%.

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the six months ended June 30, 2017:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.90% to 1.53%	1.20%
EPO Junior Subordinated Notes A	4.59% to 4.88%	4.76%
EPO Junior Subordinated Notes C	3.98%	3.98%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at June 30, 2017 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Commercial Paper Notes	$1,455.2	$1,455.2	$--	$--	$--	$--	$--
Senior Notes	20,650.0	800.0	1,100.0	1,500.0	1,500.0	575.0	15,175.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$23,579.6	$2,255.2	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4

Parent-Subsidiary Guarantor Relationships
Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

Letters of Credit
At June 30, 2017, EPO had $66.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2017.

Note 8.  Equity and Distributions

Partners’ Equity
Partners’ equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units) outstanding.  The following table summarizes changes in the number of our outstanding units from January 1, 2017 to June 30, 2017:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at January 1, 2017	2,116,906,120	682,294	2,117,588,414
Common units issued in connection with ATM program	20,857,006	--	20,857,006
Common units issued in connection with DRIP and EUPP	7,035,681	--	7,035,681
Common units issued in connection with the vesting of phantom unit awards	2,351,436	--	2,351,436
Common units issued in connection with the vesting of restricted common unit awards	668,470	(668,470)	--
Forfeiture of restricted common unit awards	--	(1,250)	(1,250)
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(986,686)	--	(986,686)
Common units issued in connection with employee compensation	1,176,103	--	1,176,103
Other	14,685	--	14,685
Number of units outstanding at June 30, 2017	2,148,022,815	12,574	2,148,035,389

The net cash proceeds we received from the issuance of common units during the six months ended June 30, 2017 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general company purposes.

We expect to issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital spending.

Universal shelf registration statement.  We have a universal shelf registration statement (the “2016 Shelf”) on file with the SEC.  The 2016 Shelf allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At-the-Market (“ATM”) program.  We have a registration statement on file with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our ATM program.  Pursuant to this program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.

During the six months ended June 30, 2017, we sold 20,857,006 common units under the ATM program for aggregate gross proceeds of $577.3 million.  After taking into account applicable costs, our transactions under the ATM program resulted in aggregate net cash proceeds of $571.8 million during the six months ended June 30, 2017.

During the six months ended June 30, 2016, we issued 68,645,180 common units under this program for aggregate gross cash proceeds of $1.66 billion, resulting in total net cash proceeds of $1.65 billion.  This includes 3,830,256 common units sold in January 2016 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.

After taking into account the aggregate sales price of common units sold under the ATM program through June 30, 2017, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $864.4 million.

Distribution reinvestment plan.  We also have registration statements on file with the SEC collectively authorizing the issuance of up to 240,000,000 of our common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.

We issued a total of 6,802,889 common units under our DRIP during the six months ended June 30, 2017, which generated net cash proceeds of $179.0 million.  During the six months ended June 30, 2016, we issued 10,104,741 common units under our DRIP, which generated net cash proceeds of $232.3 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP during the six months ended June 30, 2016 (this amount being a component of the net cash proceeds presented).

After taking into account the number of common units issued under the DRIP through June 30, 2017, we have the capacity to issue an additional 92,455,606 common units under this plan.

Employee unit purchase plan.  In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our employee unit purchase plan (“EUPP”).  We issued 232,792 common units under our EUPP during the six months ended June 30, 2017, which generated net cash proceeds of $6.4 million.  During the six months ended June 30, 2016, we issued 279,960 common units under our EUPP, which generated net cash proceeds of $6.8 million.  After taking into account the number of common units issued under the EUPP through June 30, 2017, we may issue an additional 6,032,683 common units under this plan.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, January 1, 2017	$(83.8)	$(199.8)	$3.6	$(280.0)
Other comprehensive income (loss) before reclassifications	175.2	(4.5)	(0.1)	170.6
Amounts reclassified from accumulated other comprehensive loss (income)	(38.9)	19.6	--	(19.3)
Total other comprehensive income (loss)	136.3	15.1	(0.1)	151.3
Balance, June 30, 2017	$52.5	$(184.7)	$3.5	$(128.7)

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, January 1, 2016	$56.6	$(279.5)	$3.7	$(219.2)
Other comprehensive loss before reclassifications	(74.9)	(9.4)	(0.1)	(84.4)
Amounts reclassified from accumulated other comprehensive loss (income)	(21.8)	18.4	--	(3.4)
Total other comprehensive income (loss)	(96.7)	9.0	(0.1)	(87.8)
Balance, June 30, 2016	$(40.1)	$(270.5)	$3.6	$(307.0)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2017	2016	2017	2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$10.0	$9.2	$19.6	$18.4
Commodity derivatives	Revenue	(46.0)	34.2	(38.5)	(24.6)
Commodity derivatives	Operating costs and expenses	--	1.2	(0.4)	2.8
Total		$(36.0)	$44.6	$(19.3)	$(3.4)

For information regarding our interest rate and commodity derivative instruments, see Note 12.

Cash Distributions
The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2016
1st Quarter	$0.3950	4/29/2016	5/6/2016
2nd Quarter	$0.4000	7/29/2016	8/5/2016
2017
1st Quarter	$0.4150	4/28/2017	5/8/2017
2nd Quarter	$0.4200	7/31/2017	8/7/2017

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income before income taxes	$674.7	$569.9	$1,451.7	$1,248.5
Add total other expense, net	264.0	267.0	518.6	504.0
Operating income	938.7	836.9	1,970.3	1,752.5
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	379.2	360.3	755.4	718.5
Add asset impairment and related charges in operating costs and expenses	14.0	20.2	25.2	21.9
Add net losses attributable to asset sales in operating costs and expenses	0.3	1.7	--	6.6
Add general and administrative costs	45.7	35.1	96.1	79.0
Adjustments for make-up rights on certain new pipeline projects:
Add non-refundable payments received from shippers attributable to make-up rights (1)	8.3	1.8	21.6	8.9
Subtract the subsequent recognition of revenues attributable to make-up rights (2)	(6.8)	(6.6)	(15.9)	(19.5)
Total segment gross operating margin	$1,379.4	$1,249.4	$2,852.7	$2,567.9

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Gross operating margin by segment:
NGL Pipelines & Services	$759.9	$719.1	$1,615.9	$1,502.8
Crude Oil Pipelines & Services	236.7	177.4	501.3	379.7
Natural Gas Pipelines & Services	194.4	177.4	365.3	355.1
Petrochemical & Refined Products Services	188.4	175.5	370.2	330.3
Total segment gross operating margin	$1,379.4	$1,249.4	$2,852.7	$2,567.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Segment Financial Information
Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended June 30, 2017	$2,617.8	$1,895.8	$782.9	$1,301.2	$--	$6,597.7
Three months ended June 30, 2016	2,512.7	1,651.4	533.9	906.6	--	5,604.6
Six months ended June 30, 2017	5,960.8	3,698.4	1,540.7	2,707.4	--	13,907.3
Six months ended June 30, 2016	4,914.7	2,928.9	1,081.2	1,669.5	--	10,594.3
Revenues from related parties:
Three months ended June 30, 2017	2.8	3.8	3.3	--	--	9.9
Three months ended June 30, 2016	2.8	8.6	1.8	--	--	13.2
Six months ended June 30, 2017	5.6	8.4	6.7	--	--	20.7
Six months ended June 30, 2016	4.6	19.7	4.5	--	--	28.8
Intersegment and intrasegment revenues:
Three months ended June 30, 2017	5,642.1	3,383.7	220.6	389.7	(9,636.1)	--
Three months ended June 30, 2016	4,880.8	2,445.7	146.9	307.7	(7,781.1)	--
Six months ended June 30, 2017	14,516.9	6,857.7	415.1	804.4	(22,594.1)	--
Six months ended June 30, 2016	8,055.6	3,945.1	271.6	550.4	(12,822.7)	--
Total revenues:
Three months ended June 30, 2017	8,262.7	5,283.3	1,006.8	1,690.9	(9,636.1)	6,607.6
Three months ended June 30, 2016	7,396.3	4,105.7	682.6	1,214.3	(7,781.1)	5,617.8
Six months ended June 30, 2017	20,483.3	10,564.5	1,962.5	3,511.8	(22,594.1)	13,928.0
Six months ended June 30, 2016	12,974.9	6,893.7	1,357.3	2,219.9	(12,822.7)	10,623.1
Equity in income (loss) of unconsolidated affiliates:
Three months ended June 30, 2017	19.0	89.2	0.9	(2.1)	--	107.0
Three months ended June 30, 2016	14.0	65.8	0.9	(4.3)	--	76.4
Six months ended June 30, 2017	34.5	170.4	1.9	(5.0)	--	201.8
Six months ended June 30, 2016	29.1	155.9	1.9	(9.4)	--	177.5

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At June 30, 2017	$14,125.8	$4,355.1	$8,297.2	$3,340.7	$4,101.9	$34,220.7
At December 31, 2016	14,091.5	4,216.1	8,403.0	3,261.2	3,320.7	33,292.5
Investments in unconsolidated affiliates: (see Note 5)
At June 30, 2017	751.8	1,822.8	21.3	65.4	--	2,661.3
At December 31, 2016	750.4	1,824.6	21.7	80.6	--	2,677.3
Intangible assets, net: (see Note 6)
At June 30, 2017	335.6	2,233.6	1,037.5	175.7	--	3,782.4
At December 31, 2016	350.2	2,279.0	1,054.5	180.4	--	3,864.1
Goodwill: (see Note 6)
At June 30, 2017	2,651.7	1,841.0	296.3	956.2	--	5,745.2
At December 31, 2016	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Segment assets:
At June 30, 2017	17,864.9	10,252.5	9,652.3	4,538.0	4,101.9	46,409.6
At December 31, 2016	17,843.8	10,160.7	9,775.5	4,478.4	3,320.7	45,579.1

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

Other Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NGL Pipelines & Services:
Sales of NGLs and related products	$2,158.0	$2,060.4	$5,045.2	$4,003.9
Midstream services	462.6	455.1	921.2	915.4
Total	2,620.6	2,515.5	5,966.4	4,919.3
Crude Oil Pipelines & Services:
Sales of crude oil	1,705.1	1,482.2	3,323.7	2,603.3
Midstream services	194.5	177.8	383.1	345.3
Total	1,899.6	1,660.0	3,706.8	2,948.6
Natural Gas Pipelines & Services:
Sales of natural gas	560.6	305.7	1,104.6	620.7
Midstream services	225.6	230.0	442.8	465.0
Total	786.2	535.7	1,547.4	1,085.7
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,114.1	713.4	2,325.2	1,266.6
Midstream services	187.1	193.2	382.2	402.9
Total	1,301.2	906.6	2,707.4	1,669.5
Total consolidated revenues	$6,607.6	$5,617.8	$13,928.0	$10,623.1

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$4,731.1	$3,838.7	$10,066.8	$7,047.0
Other operating costs and expenses (1)	605.6	601.3	1,216.0	1,175.1
Depreciation, amortization and accretion	379.2	360.3	755.4	718.5
Asset impairment and related charges	14.0	20.2	25.2	21.9
Net losses attributable to asset sales	0.3	1.7	--	6.6
General and administrative costs	45.7	35.1	96.1	79.0
Total consolidated costs and expenses	$5,775.9	$4,857.3	$12,159.5	$9,048.1

(1) Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment and related charges; and net losses (or gains) attributable to asset sales.

Fluctuations in our product sales revenues and related cost of sales amounts are explained in part by changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to product sales; however, these higher commodity prices also increase the associated cost of sales as purchase costs rise.  The same correlation would be true in the case of lower energy commodity sales prices and purchase costs.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$653.7	$558.5	$1,414.4	$1,219.7
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(4.0)	(3.3)	(8.0)	(6.5)
Net income available to common unitholders	$649.7	$555.2	$1,406.4	$1,213.2

Basic weighted-average number of common units outstanding	2,144.7	2,085.1	2,135.5	2,059.3

Basic earnings per unit	$0.30	$0.27	$0.66	$0.59

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$653.7	$558.5	$1,414.4	$1,219.7

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,144.7	2,085.1	2,135.5	2,059.3
Phantom units (1)	9.6	8.1	9.2	7.5
Total	2,154.3	2,093.2	2,144.7	2,066.8

Diluted earnings per unit	$0.30	$0.27	$0.66	$0.59

(1)    Each phantom unit award includes a distribution equivalent right (“DER”), which entitles the recipient to receive cash payments equal to the product of the number of phantom unit awards and the cash distribution per unit paid to our common unitholders. Cash payments made in connection with DERs are nonforfeitable. As a result, the phantom units are considered participating securities for purposes of computing basic earnings per unit.

Note 11.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Equity-classified awards:
Phantom unit awards	$23.5	$19.3	$46.3	$38.7
Restricted common unit awards	--	0.7	0.5	2.9
Profits interest awards	1.6	1.6	3.1	2.3
Liability-classified awards	--	0.2	0.2	0.3
Total	$25.1	$21.8	$50.1	$44.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2017, all of the outstanding phantom unit awards were granted under EPCO’s 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (“2008 Plan”).  The maximum number of common units authorized for issuance under the 2008 Plan was 40,000,000 at June 30, 2017.  This amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2018 and will continue to automatically increase annually on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 2008 Plan through June 30, 2017, a total of 18,947,916 additional common units were available for issuance under this plan.

EPCO serves as the general partner of four limited partnerships that were formed in 2016 (generally referred to as “Employee Partnerships”) to serve as incentive arrangements for key employees of EPCO by providing them a “profits interest” in an Employee Partnership.  The names of the Employee Partnerships are EPD PubCo Unit I L.P. (“PubCo I”), EPD PubCo Unit II L.P. (“PubCo II”), EPD PubCo Unit III L.P. (“PubCo III”) and EPD PrivCo Unit I L.P. (“PrivCo I”).

At June 30, 2017, a small number of restricted common unit awards remained outstanding under the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”).  The 1998 Plan is effectively closed and no new awards have been granted under this plan since 2014.

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

At June 30, 2017, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at January 1, 2017	7,767,501	$27.20
Granted (2)	4,224,680	$28.86
Vested	(2,355,937)	$28.32
Forfeited	(107,145)	$27.74
Phantom unit awards at June 30, 2017	9,529,099	$27.66

(1)   Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)   The aggregate grant date fair value of phantom unit awards issued during 2017 was $121.9 million based on a grant date market price of our common units ranging from $26.40 to $28.87 per unit. An estimated annual forfeiture rate of 3.8% was applied to these awards.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cash payments made in connection with DERs	$4.0	$3.3	$7.2	$5.3
Total intrinsic value of phantom unit awards that vested during period	3.1	0.8	66.3	37.1

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $142.0 million at June 30, 2017, of which our share of the cost is currently estimated to be $122.5 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

Profits Interest Awards
In 2016, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the Enterprise common units it owned to each of the Employee Partnerships.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership.  Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

The following table summarizes key elements of each Employee Partnership:

Employee Partnership	Enterprise Common Units owned by Employee Partnership	Class A Capital Base (1)	Class A Preference Return (2)	Expected Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052 units	$63.7 million	$0.39	Feb. 2020	$13.2 million	$8.8 million
PubCo II	2,834,198 units	$66.3 million	$0.39	Feb. 2021	$14.7 million	$10.8 million
PubCo III	105,000 units	$2.5 million	$0.39	Apr. 2020	$0.6 million	$0.2 million
PrivCo I	1,111,438 units	$26.0 million	$0.39	Feb. 2021	$5.8 million	$0.9 million

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
(4) Represents our expected share of the unrecognized compensation cost at June 30, 2017. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 2.6 years, 3.6 years, 2.8 years and 3.6 years, respectively.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	0.9% to 1.1%	6.2% to 6.8%	29% to 40%
PubCo II	5.0 years	1.1% to 1.7%	6.1% to 6.8%	27% to 40%
PubCo III	4.0 years	1.0% to 1.4%	6.1% to 6.2%	31% to 40%
PrivCo I	5.0 years	1.2% to 1.6%	6.1% to 6.7%	28% to 40%

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

The following table presents restricted common unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at January 1, 2017	682,294	$28.61
Vested	(668,470)	$28.56
Forfeited	(1,250)	$31.07
Restricted common units at June 30, 2017	12,574	$30.92

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

The following table presents supplemental information regarding restricted common unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Cash distributions paid to restricted common unitholders	$--	$0.3	$0.3	$1.1
Total intrinsic value of restricted common unit awards that vested during period	0.1	0.5	18.6	27.3

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

The following table summarizes our portfolio of interest rate swaps at June 30, 2017:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.66%	Fair value hedge

The following table summarizes our portfolio of forward starting swaps at June 30, 2017:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	4 forward starting swaps	$275.0	5/2018	2.02%	Cash flow hedge

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

At June 30, 2017, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2017 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	16.4	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	2.3	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	3.0	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	3.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	70.4	0.1	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	85.3	0.9	Cash flow hedge
NGLs inventory management activities (MMBbls)	1.4	n/a	Fair value hedge
Refined products marketing:
Forecasted sales of refined products (MMBbls)	0.1	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	4.8	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	7.6	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	12.7	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	169.2	20.4	Mark-to-market
NGL risk management activities (MMBbls) (4)	9.7	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	35.3	17.5	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2018, December 2017 and March 2020, respectively.
(3) Current and long-term volumes include 61.0 Bcf and 9.3 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

On January 3, 2017, the Chicago Mercantile Exchange (“CME”) modified its exchange rules to characterize daily variation margin amounts as “final settlement” values.  The modified rule (“CME Rule 814”) impacts derivative financial instruments traded on exchanges administered by the CME, including the New York Mercantile Exchange.  As a result of this rule change, we began reporting the affected derivative instruments on a net basis on our balance sheet during the first quarter of 2017.  The netting process results in the elimination of derivative assets, derivative liabilities and associated restricted cash and related amounts with each other as if the underlying derivative instruments had settled on the balance sheet date.  Historically through December 31, 2016, we reported such derivatives on a gross basis (i.e., not netted).

Derivative transactions cleared on exchanges other than the CME (e.g., the Intercontinental Exchange or ICE) continue to be reported on a gross basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$31.7	Current assets	$0.3	Current liabilities	$1.6	Current liabilities	$0.2
Interest rate derivatives	Other assets	--	Other assets	36.2	Other liabilities	--	Other liabilities	0.9
Total interest rate derivatives		31.7		36.5		1.6		1.1
Commodity derivatives	Current assets	35.2	Current assets	499.2	Current liabilities	37.0	Current liabilities	662.0
Commodity derivatives	Other assets	0.1	Other assets	--	Other liabilities	--	Other liabilities	--
Total commodity derivatives		35.3		499.2		37.0		662.0
Total derivatives designated as hedging instruments		$67.0		$535.7		$38.6		$663.1

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$3.1	Current assets	$41.9	Current liabilities	$10.3	Current liabilities	$75.6
Commodity derivatives	Other assets	2.5	Other assets	0.3	Other liabilities	1.6	Other liabilities	1.8
Total commodity derivatives		$5.6		$42.2		$11.9		$77.4

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2017:
Interest rate derivatives	$31.7	$--	$31.7	$(0.5)	$--	$--	$31.2
Commodity derivatives	40.9	--	40.9	(40.2)	--	--	0.7
As of December 31, 2016:
Interest rate derivatives	$36.5	$--	$36.5	$(0.2)	$--	$--	$36.3
Commodity derivatives	541.4	--	541.4	(526.8)	--	--	14.6

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2017:
Interest rate derivatives	$1.6	$--	$1.6	$(0.5)	$--	$--	$1.1
Commodity derivatives	48.9	--	48.9	(40.2)	--	(7.7)	1.0
As of December 31, 2016:
Interest rate derivatives	$1.1	$--	$1.1	$(0.2)	$--	$--	$0.9
Commodity derivatives	739.4	--	739.4	(526.8)	--	(212.4)	0.2

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate derivatives	Interest expense	$0.4	$1.2	$(0.5)	$7.3
Commodity derivatives	Revenue	18.8	(63.0)	37.6	(82.0)
Total		$19.2	$(61.8)	$37.1	$(74.7)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate derivatives	Interest expense	$(0.3)	$(1.3)	$0.6	$(7.5)
Commodity derivatives	Revenue	(16.3)	51.0	(28.7)	79.0
Total		$(16.6)	$49.7	$(28.1)	$71.5

For the six months ended June 30, 2017, the net gain of $8.9 million recognized in income from our commodity derivatives designated as fair value hedges includes $0.8 million of net losses attributable to hedge ineffectiveness.   The remaining $9.7 million of net gain recognized during the six months ended June 30, 2017 was primarily related to prompt-to-forward month price differentials that were excluded from the assessment of hedge effectiveness.  Net gains or losses due to ineffectiveness and from those amounts excluded from the assessment of hedge effectiveness were immaterial for all other periods presented.

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate derivatives	$(6.9)	$(9.4)	$(4.5)	$(9.4)
Commodity derivatives – Revenue (1)	31.4	(80.5)	179.0	(77.2)
Commodity derivatives – Operating costs and expenses (1)	(1.0)	6.8	(3.8)	2.3
Total	$23.5	$(83.1)	$170.7	$(84.3)

(1) The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate derivatives	Interest expense	$(10.0)	$(9.2)	$(19.6)	$(18.4)
Commodity derivatives	Revenue	46.0	(34.2)	38.5	24.6
Commodity derivatives	Operating costs and expenses	--	(1.2)	0.4	(2.8)
Total		$36.0	$(44.6)	$19.3	$3.4

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Commodity derivatives	Operating costs and expenses	$(0.1)	$--	$(1.1)	$--
Total		$(0.1)	$--	$(1.1)	$--

Over the next twelve months, we expect to reclassify $41.3 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $52.4 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $52.6 million as an increase in revenue and $0.2 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Commodity derivatives	Revenue	$18.7	$(45.3)	$34.4	$(46.6)
Commodity derivatives	Operating costs and expenses	(0.8)	(0.1)	3.7	--
Total		$17.9	$(45.4)	$38.1	$(46.6)

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

The values for commodity derivatives at June 30, 2017 are presented before and after the application of CME Rule 814, which deems that financial instruments cleared by the CME are settled daily in connection with variation margin payments.  As a result of this new exchange rule, CME-related derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.

	June 30, 2017 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$31.7	$--	$31.7
Commodity derivatives:
Value before application of CME Rule 814	29.5	147.9	0.5	177.9
Impact of CME Rule 814 change	(29.5)	(107.5)	--	(137.0)
Total commodity derivatives	--	40.4	0.5	40.9
Total financial assets	$--	$72.1	$0.5	$72.6

Financial liabilities:
Liquidity Option Agreement	$--	$--	$293.7	$293.7
Interest rate derivatives	--	1.6	--	1.6
Commodity derivatives:
Value before application of CME Rule 814	9.8	134.2	0.3	144.3
Impact of CME Rule 814 change	(9.8)	(85.6)	--	(95.4)
Total commodity derivatives	--	48.6	0.3	48.9
Total financial liabilities	$--	$50.2	$294.0	$344.2

	December 31, 2016 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$36.5	$--	$36.5
Commodity derivatives	84.5	455.2	1.7	541.4
Total financial assets	$84.5	$491.7	$1.7	$577.9

Financial liabilities:
Liquidity Option Agreement	$--	$--	$269.6	$269.6
Interest rate derivatives	--	1.1	--	1.1
Commodity derivatives	136.8	602.3	0.3	739.4
Total financial liabilities	$136.8	$603.4	$269.9	$1,010.1

Our Level 3 financial liabilities at June 30, 2017 and December 31, 2016 primarily reflect the fair value assigned to the Liquidity Option Agreement (see Note 14) at each measurement date.  The carrying value of the Liquidity Option Agreement (a long-term liability) was $293.7 million and $269.6 million at June 30, 2017 and December 31, 2016, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Six Months Ended June 30,
	Location	2017	2016
Financial liability balance, net, January 1		$(268.2)	$(246.7)
Total gains (losses) included in:
Net income (1)	Revenue	0.7	0.7
Net income	Other expense, net	(5.5)	2.2
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	--	1.5
Settlements	Revenue	(1.4)	(0.1)
Transfers out of Level 3		--	0.1
Financial liability balance, net, March 31		(274.4)	(242.3)
Total gains (losses) included in:
Net income (1)	Revenue	0.1	--
Net income	Other expense, net	(18.6)	(23.3)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	0.1	2.0
Settlements	Revenue	(0.7)	(0.1)
Transfers out of Level 3		--	--
Financial liability balance, net, June 30		$(293.5)	$(263.7)

(1) There were unrealized losses of $0.7 million and $1.3 million included in these amounts for the three and six months ended June 30, 2017, respectively. There were unrealized losses of $0.1 million and unrealized gains of $0.5 million included in these amounts for the three and six months ended June 30, 2016, respectively.

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at June 30, 2017:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$0.3	$0.2	Discounted cash flow	Forward commodity prices	$44.84-$47.60/barrel
Commodity derivatives – Ethane	0.2	0.1	Discounted cash flow	Forward commodity prices	$0.26-$0.32/gallon
Total	$0.5	$0.3

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at June 30, 2017.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

Nonrecurring Fair Value Measurements
The following table summarizes our non-cash asset impairment charges for long-lived assets by segment during each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NGL Pipelines & Services	$2.8	$2.1	$3.0	$2.4
Crude Oil Pipelines & Services	0.6	0.7	0.6	0.9
Natural Gas Pipelines & Services	9.7	9.7	9.9	9.7
Petrochemical & Refined Products Services	--	0.9	--	1.0
Total	$13.1	$13.4	$13.5	$14.0

Impairment charges are primarily a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the six months ended June 30, 2017:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$0.9
Long-lived assets held and used	1.4	--	--	1.4	3.1
Long-lived assets held for sale	1.2	--	--	1.2	9.5
Total					$13.5

Total asset impairment and related charges during the six months ended June 30, 2017 were $25.2 million, which consisted of $13.5 million of impairment charges attributable to long-lived assets and $11.7 million of impairment charges attributable to the write-down of spare parts classified as current assets.

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

Total asset impairment and related charges during the six months ended June 30, 2016 were $22.3 million, which consisted of $14.0 million of impairment charges attributable to long-lived assets, $1.2 million of impairment charges attributable to the write-down of spare parts classified as current assets and $7.1 million of related charges for equipment destroyed by fire at our Pascagoula gas plant.

Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $22.25 billion and $21.95 billion at June 30, 2017 and December 31, 2016, respectively.  The aggregate carrying value of these debt obligations was $20.58 billion and $20.85 billion at June 30, 2017 and December 31, 2016, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The amounts reported for fixed-rate debt obligations exclude those amounts hedged using fixed-to-floating interest rate swaps. See “Interest Rate Hedging Activities” within this Note 12 for additional information.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues – related parties:
Unconsolidated affiliates	$9.9	$13.2	$20.7	$28.8
Costs and expenses – related parties:
EPCO and its privately held affiliates	$247.4	$241.4	$490.5	$478.7
Unconsolidated affiliates	54.9	57.4	93.1	130.3
Total	$302.3	$298.8	$583.6	$609.0

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	June 30, 2017	December 31, 2016
Accounts receivable - related parties:
Unconsolidated affiliates	$3.0	$1.1

Accounts payable - related parties:
EPCO and its privately held affiliates	$51.2	$88.9
Unconsolidated affiliates	11.7	16.2
Total	$62.9	$105.1

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

At June 30, 2017, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
685,508,319	32%

Of the total number of units held by EPCO and its privately held affiliates, 118,000,000 have been pledged as security under the credit facilities of a privately held affiliate at June 30, 2017.  In July 2017, the units pledged as security were reduced to 85,000,000 upon the completion of an amendment between EPCO and its privately held affiliates and the lenders.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the six months ended June 30, 2017 and 2016, we paid EPCO and its privately held affiliates cash distributions totaling $553.7 million and $525.2 million, respectively.  We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating costs and expenses	$215.9	$210.6	$427.5	$416.0
General and administrative expenses	27.1	26.3	53.9	53.6
Total costs and expenses	$243.0	$236.9	$481.4	$469.6

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

At June 30, 2017 and December 31, 2016, our accruals for litigation contingencies were $7.1 million and $0.3 million, respectively, and were recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, ETP filed suit against us and a third party in connection with the cancelled project alleging, among other things, that we and ETP had formed a “partnership.”  The case was tried in the District Court of Dallas County, Texas, 298th Judicial District.  While we firmly believe, and argued during our defense, that no agreement was ever executed forming a legal joint venture or partnership between the parties, the jury found that the actions of the two companies, nevertheless, constituted a legal partnership.  As a result, the jury found that ETP was wrongfully excluded from a subsequent pipeline project involving a third party, and awarded ETP $319.4 million in actual damages on March 4, 2014.  On July 29, 2014, the trial court entered judgment against us in an aggregate amount of $535.8 million, which included (i) $319.4 million as the amount of actual damages awarded by the jury, (ii) an additional $150.0 million in disgorgement for the alleged benefit we received due to a breach of fiduciary duties by us against ETP and (iii) prejudgment interest in the amount of $66.4 million.  The trial court also awarded post-judgment interest on such aggregate amount, to accrue at a rate of 5%, compounded annually.

We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case was then submitted to the Court of Appeals for its consideration.  On July 18, 2017, a panel of the Court of Appeals issued a unanimous opinion reversing the trial court’s judgment as to all of ETP’s claims against Enterprise, rendering judgment that ETP take nothing on those claims, and affirming Enterprise’s counterclaim against ETP of approximately $0.8 million, plus interest.  We are grateful to the Dallas Court of Appeals for their hard work in this case and their reaffirmation of the importance of written contracts in business transactions.  We continue to monitor developments involving this matter.

We have not recorded a provision for this matter as management believes payment of damages in this case by Enterprise is not probable.

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

Operating Lease Obligations.  Consolidated lease and rental expense was $25.9 million and $26.3 million during the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, consolidated lease and rental expense was $52.1 million and $54.8 million, respectively.  Our operating lease commitments at June 30, 2017 did not differ materially from those reported in our 2016 Form 10-K.

Purchase Obligations.  Our consolidated purchase obligations at June 30, 2017 did not differ materially from those reported in our 2016 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity Option Agreement
We entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with Oiltanking Holding Americas, Inc. (“OTA”) and Marquard & Bahls AG (“M&B”) in connection with the first step of the Oiltanking acquisition (“Step 1”). Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised, we would indirectly acquire any Enterprise common units owned by OTA and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) OTA’s deferred tax liabilities.  To the extent that the sum of OTA’s deferred tax liabilities exceeds the then current book value of the Liquidity Option liability, we would recognize expense for the difference.

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheet, was $293.7 million and $269.6 million at June 30, 2017 and December 31, 2016, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units held by OTA and reflect any tax planning we believe could be employed. Our valuation estimate for the Liquidity Option at June 30, 2017 is based on several inputs that are not observable in the market (i.e., Level 3 inputs) such as the following:

▪
OTA remains in existence (i.e., is not dissolved and its assets sold) between one and 30 years following exercise of the Liquidity Option, depending on the liquidity preference of its owner. An equal probability that OTA would be dissolved was assigned to each year in the 30-year forecast period;

▪
OTA assumes approximately $2.2 billion of associated long-term debt (30-year maturity) immediately after the Liquidity Option is exercised.  For purposes of the valuation at June 30, 2017, we used a market rate commensurate with level of debt and tenure of approximately 4.5%.  If the assumption of debt is excluded from the valuation model at June 30, 2017 (and all other inputs remained the same), the estimated fair value of the Liquidity Option would have increased by $224.6 million and resulted in the recognition of an equal amount of expense at the time of change;

▪	Forecasted annual growth rates of Enterprise’s taxable earnings before interest, taxes, depreciation and amortization ranging from 0.1% to 13.6%;

▪
OTA’s ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise’s issuance of equity for general company reasons.  For purposes of the valuation at June 30, 2017, we used ownership interests ranging from 1.9% to 2.5%;

▪	OTA pays an aggregate federal and state income tax rate of 38% on its taxable income; and

▪	A discount rate of 7.6% based on our weighted-average cost of capital at June 30, 2017.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option.  At June 30, 2017, based on these scenarios, we expect that OTA would own approximately 87% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate had assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability at June 30, 2017 would have increased by $45.1 million.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Unaudited Condensed Statements of Consolidated Operations.  Results for the three months ended June 30, 2017 and 2016 include $18.6 million and $23.3 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  Results for the six months ended June 30, 2017 and 2016 include $24.1 million and $21.1 million, respectively, of such expense.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016
Decrease (increase) in:
Accounts receivable – trade	$602.7	$(481.8)
Accounts receivable – related parties	(1.9)	(0.6)
Inventories	234.3	(618.7)
Prepaid and other current assets	213.7	(51.3)
Other assets	(64.2)	0.5
Increase (decrease) in:
Accounts payable – trade	46.6	(7.0)
Accounts payable – related parties	(8.4)	(5.3)
Accrued product payables	(694.2)	790.3
Accrued interest	(0.8)	(1.2)
Other current liabilities	(252.4)	74.6
Other liabilities	6.7	5.9
Net effect of changes in operating accounts	$82.1	$(294.6)

We incurred liabilities for construction in progress that had not been paid at June 30, 2017 and December 31, 2016 of $338.1 million and $124.3 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$38.6	$33.4	$(8.0)	$64.0	$--	$--	$64.0
Accounts receivable – trade, net	948.1	1,707.7	(0.1)	2,655.7	--	--	2,655.7
Accounts receivable – related parties	117.9	756.6	(863.2)	11.3	--	(8.3)	3.0
Inventories	1,240.6	364.1	(0.4)	1,604.3	--	--	1,604.3
Derivative assets	68.1	1.9	--	70.0	--	--	70.0
Prepaid and other current assets	210.7	203.5	(27.2)	387.0	0.5	--	387.5
Total current assets	2,624.0	3,067.2	(898.9)	4,792.3	0.5	(8.3)	4,784.5
Property, plant and equipment, net	5,212.8	29,006.3	1.6	34,220.7	--	--	34,220.7
Investments in unconsolidated affiliates	40,195.5	4,207.4	(41,741.6)	2,661.3	22,961.0	(22,961.0)	2,661.3
Intangible assets, net	692.2	3,104.3	(14.1)	3,782.4	--	--	3,782.4
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	245.9	83.7	(211.0)	118.6	0.6	--	119.2
Total assets	$49,429.9	$44,754.6	$(42,864.0)	$51,320.5	$22,962.1	$(22,969.3)	$51,313.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$3,354.4	$0.4	$--	$3,354.8	$--	$--	$3,354.8
Accounts payable – trade	307.6	374.7	(7.9)	674.4	--	--	674.4
Accounts payable – related parties	845.1	96.8	(879.0)	62.9	8.3	(8.3)	62.9
Accrued product payables	1,466.3	1,486.5	(1.7)	2,951.1	--	--	2,951.1
Accrued interest	339.8	0.1	--	339.9	--	--	339.9
Derivative liabilities	43.7	5.2	--	48.9	--	--	48.9
Other current liabilities	83.5	325.9	(23.8)	385.6	--	1.0	386.6
Total current liabilities	6,440.4	2,289.6	(912.4)	7,817.6	8.3	(7.3)	7,818.6
Long-term debt	20,011.7	14.8	--	20,026.5	--	--	20,026.5
Deferred tax liabilities	4.7	45.5	(0.5)	49.7	--	3.7	53.4
Other long-term liabilities	57.1	397.1	(213.3)	240.9	293.7	--	534.6
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	22,916.0	41,930.9	(41,911.0)	22,935.9	22,660.1	(22,935.9)	22,660.1
Noncontrolling interests	--	76.7	173.2	249.9	--	(29.8)	220.1
Total equity	22,916.0	42,007.6	(41,737.8)	23,185.8	22,660.1	(22,965.7)	22,880.2
Total liabilities and equity	$49,429.9	$44,754.6	$(42,864.0)	$51,320.5	$22,962.1	$(22,969.3)	$51,313.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$8,541.0	$4,274.4	$(6,207.8)	$6,607.6	$--	$--	$6,607.6
Costs and expenses:
Operating costs and expenses	8,332.1	3,605.9	(6,207.8)	5,730.2	--	--	5,730.2
General and administrative costs	8.1	36.9	--	45.0	0.7	--	45.7
Total costs and expenses	8,340.2	3,642.8	(6,207.8)	5,775.2	0.7	--	5,775.9
Equity in income of unconsolidated affiliates	716.1	142.3	(751.4)	107.0	673.0	(673.0)	107.0
Operating income	916.9	773.9	(751.4)	939.4	672.3	(673.0)	938.7
Other income (expense):
Interest expense	(243.8)	(4.3)	2.3	(245.8)	--	--	(245.8)
Other, net	2.3	0.4	(2.3)	0.4	(18.6)	--	(18.2)
Total other expense, net	(241.5)	(3.9)	--	(245.4)	(18.6)	--	(264.0)
Income before income taxes	675.4	770.0	(751.4)	694.0	653.7	(673.0)	674.7
Provision for income taxes	(3.3)	(5.0)	--	(8.3)	--	(0.4)	(8.7)
Net income	672.1	765.0	(751.4)	685.7	653.7	(673.4)	666.0
Net income attributable to noncontrolling interests	--	(1.6)	(12.0)	(13.6)	--	1.3	(12.3)
Net income attributable to entity	$672.1	$763.4	$(763.4)	$672.1	$653.7	$(672.1)	$653.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$21,073.8	$8,582.6	$(15,728.4)	$13,928.0	$--	$--	$13,928.0
Costs and expenses:
Operating costs and expenses	20,571.1	7,220.9	(15,728.6)	12,063.4	--	--	12,063.4
General and administrative costs	15.5	79.6	(0.2)	94.9	1.2	--	96.1
Total costs and expenses	20,586.6	7,300.5	(15,728.8)	12,158.3	1.2	--	12,159.5
Equity in income of unconsolidated affiliates	1,444.9	275.7	(1,518.8)	201.8	1,439.7	(1,439.7)	201.8
Operating income	1,932.1	1,557.8	(1,518.4)	1,971.5	1,438.5	(1,439.7)	1,970.3
Other income (expense):
Interest expense	(492.6)	(7.0)	4.5	(495.1)	--	--	(495.1)
Other, net	4.5	0.6	(4.5)	0.6	(24.1)	--	(23.5)
Total other expense, net	(488.1)	(6.4)	--	(494.5)	(24.1)	--	(518.6)
Income before income taxes	1,444.0	1,551.4	(1,518.4)	1,477.0	1,414.4	(1,439.7)	1,451.7
Provision for income taxes	(6.2)	(7.6)	--	(13.8)	--	(0.9)	(14.7)
Net income	1,437.8	1,543.8	(1,518.4)	1,463.2	1,414.4	(1,440.6)	1,437.0
Net income attributable to noncontrolling interests	--	(3.3)	(21.9)	(25.2)	--	2.6	(22.6)
Net income attributable to entity	$1,437.8	$1,540.5	$(1,540.3)	$1,438.0	$1,414.4	$(1,438.0)	$1,414.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$661.3	$763.2	$(751.4)	$673.1	$641.2	$(660.8)	$653.5
Comprehensive income attributable to noncontrolling interests	--	(1.6)	(12.0)	(13.6)	--	1.3	(12.3)
Comprehensive income attributable to entity	$661.3	$761.6	$(763.4)	$659.5	$641.2	$(659.5)	$641.2

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$519.4	$723.5	$(687.2)	$555.7	$520.0	$(544.2)	$531.5
Comprehensive income attributable to noncontrolling interests	--	(2.3)	(10.6)	(12.9)	--	1.4	(11.5)
Comprehensive income attributable to entity	$519.4	$721.2	$(697.8)	$542.8	$520.0	$(542.8)	$520.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,531.4	$1,601.5	$(1,518.4)	$1,614.5	$1,565.7	$(1,591.9)	$1,588.3
Comprehensive income attributable to noncontrolling interests	--	(3.3)	(21.9)	(25.2)	--	2.6	(22.6)
Comprehensive income attributable to entity	$1,531.4	$1,598.2	$(1,540.3)	$1,589.3	$1,565.7	$(1,589.3)	$1,565.7

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,174.6	$1,353.6	$(1,352.2)	$1,176.0	$1,131.9	$(1,155.5)	$1,152.4
Comprehensive income attributable to noncontrolling interests	--	(3.6)	(19.5)	(23.1)	--	2.6	(20.5)
Comprehensive income attributable to entity	$1,174.6	$1,350.0	$(1,371.7)	$1,152.9	$1,131.9	$(1,152.9)	$1,131.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,437.8	$1,543.8	$(1,518.4)	$1,463.2	$1,414.4	$(1,440.6)	$1,437.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	103.3	705.7	(0.2)	808.8	--	--	808.8
Equity in income of unconsolidated affiliates	(1,444.9)	(275.7)	1,518.8	(201.8)	(1,439.7)	1,439.7	(201.8)
Distributions received on earnings from unconsolidated affiliates	529.3	133.7	(457.9)	205.1	1,753.3	(1,753.3)	205.1
Net effect of changes in operating accounts and other operating activities	1,793.0	(1,766.2)	(0.7)	26.1	59.3	0.4	85.8
Net cash flows provided by operating activities	2,418.5	341.3	(458.4)	2,301.4	1,787.3	(1,753.8)	2,334.9
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(369.3)	(743.8)	--	(1,113.1)	--	--	(1,113.1)
Cash used for business combination, net of cash received	--	(191.4)	--	(191.4)	--	--	(191.4)
Proceeds from asset sales	1.4	1.8	--	3.2	--	--	3.2
Other investing activities	(759.8)	(26.7)	1,108.3	321.8	(750.9)	750.9	321.8
Cash used in investing activities	(1,127.7)	(960.1)	1,108.3	(979.5)	(750.9)	750.9	(979.5)
Financing activities:
Borrowings under debt agreements	33,307.8	--	--	33,307.8	--	--	33,307.8
Repayments of debt	(33,605.2)	(0.1)	(34.0)	(33,639.3)	--	--	(33,639.3)
Cash distributions paid to owners	(1,753.3)	(491.2)	491.2	(1,753.3)	(1,757.8)	1,753.3	(1,757.8)
Cash payments made in connection with DERs	--	--	--	--	(7.2)	--	(7.2)
Cash distributions paid to noncontrolling interests	--	(4.7)	(18.9)	(23.6)	--	0.5	(23.1)
Cash contributions from noncontrolling interests	--	0.1	0.2	0.3	--	--	0.3
Net cash proceeds from issuance of common units	--	--	--	--	757.2	--	757.2
Cash contributions from owners	750.9	1,088.9	(1,088.9)	750.9	--	(750.9)	--
Other financing activities	0.7	--	--	0.7	(28.5)	--	(27.8)
Cash provided by (used in) financing activities	(1,299.1)	593.0	(650.4)	(1,356.5)	(1,036.3)	1,002.9	(1,389.9)
Net change in cash and cash equivalents	(8.3)	(25.8)	(0.5)	(34.6)	0.1	--	(34.5)
Cash and cash equivalents, January 1	13.4	57.2	(7.5)	63.1	--	--	63.1
Cash and cash equivalents, June 30	$5.1	$31.4	$(8.0)	$28.5	$0.1	$--	$28.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,246.3	$1,369.8	$(1,352.3)	$1,263.8	$1,219.7	$(1,243.3)	$1,240.2
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	84.9	678.7	(0.2)	763.4	--	--	763.4
Equity in income of unconsolidated affiliates	(1,270.0)	(260.0)	1,352.5	(177.5)	(1,242.4)	1,242.4	(177.5)
Distributions received on earnings from unconsolidated affiliates	475.9	81.5	(362.3)	195.1	1,633.4	(1,633.4)	195.1
Net effect of changes in operating accounts and other operating activities	679.7	(922.9)	46.8	(196.4)	19.8	0.6	(176.0)
Net cash flows provided by operating activities	1,216.8	947.1	(315.5)	1,848.4	1,630.5	(1,633.7)	1,845.2
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(729.1)	(1,127.7)	--	(1,856.8)	--	--	(1,856.8)
Proceeds from asset sales	13.9	14.0	--	27.9	--	--	27.9
Other investing activities	(945.0)	(47.5)	582.8	(409.7)	(1,881.8)	1,881.8	(409.7)
Cash used in investing activities	(1,660.2)	(1,161.2)	582.8	(2,238.6)	(1,881.8)	1,881.8	(2,238.6)
Financing activities:
Borrowings under debt agreements	33,235.3	32.5	(32.5)	33,235.3	--	--	33,235.3
Repayments of debt	(32,986.6)	(0.1)	--	(32,986.7)	--	--	(32,986.7)
Cash distributions paid to owners	(1,633.4)	(379.9)	379.9	(1,633.4)	(1,610.5)	1,633.4	(1,610.5)
Cash payments made in connection with DERs	--	--	--	--	(5.3)	--	(5.3)
Cash distributions paid to noncontrolling interests	--	(3.5)	(17.6)	(21.1)	--	0.3	(20.8)
Cash contributions from noncontrolling interests	--	16.0	--	16.0	--	--	16.0
Net cash proceeds from issuance of common units	--	--	--	--	1,888.3	--	1,888.3
Cash contributions from owners	1,881.8	550.3	(550.3)	1,881.8	--	(1,881.8)	--
Other financing activities	(7.2)	--	--	(7.2)	(21.2)	--	(28.4)
Cash provided by financing activities	489.9	215.3	(220.5)	484.7	251.3	(248.1)	487.9
Net change in cash and cash equivalents	46.5	1.2	46.8	94.5	--	--	94.5
Cash and cash equivalents, January 1	--	69.6	(50.6)	19.0	--	--	19.0
Cash and cash equivalents, June 30	$46.5	$70.8	$(3.8)	$113.5	$--	$--	$113.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three and Six Months Ended June 30, 2017 and 2016

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at June 30, 2017.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the second quarter of 2017 compared to the second quarter of 2016. Likewise, the phrase “period-to-period” means the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

Significant Recent Developments

Successful Appeal in connection with ETP Matter
In July 2017, a panel of the Dallas Court of Appeals issued a unanimous opinion in which we prevailed in our appeal against Energy Transfer Partners, L.P. (“ETP”).   This appeal stemmed from an adverse 2014 jury verdict in Dallas, Texas in a lawsuit filed by ETP over a proposed pipeline project that was cancelled due to a lack of customer support.

In April 2011, Enterprise and ETP signed a series of agreements disclaiming any partnership or joint venture absent executed definitive documents and board approvals of the two companies.  Definitive agreements were never executed and board approval was never obtained.  The parties signed these disclaiming agreements precisely to avoid the type of lawsuit brought by ETP.   We are grateful to the Dallas Court of Appeals for their hard work in this case and their reaffirmation of the importance of written contracts in business transactions.

For additional information regarding the appeal, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Announcement Regarding Potential Ethylene Marine Export Terminal
In July 2017, we announced the execution of a letter of intent with Navigator Holdings Ltd. (“Navigator”) to develop an ethylene marine export terminal at our Morgan’s Point complex on the Houston Ship Channel. Formation of the 50/50 joint venture remains subject to the negotiation and execution of definitive agreements between us and Navigator, as well as approval by our respective boards of directors. Construction of the terminal is predicated on receiving sufficient long-term customer commitments.

We would manage the construction, operations and commercial activities of the proposed terminal.   Our Morgan’s Point complex, which includes our ethane marine export terminal, features a 45-foot draft that can accommodate a variety of vessel and barge types.  If constructed, the ethylene export terminal would be connected to our high-capacity ethylene salt dome storage and related pipeline system, both of which are under construction (see “Plans to Develop Ethylene Storage and Transportation Projects” below).

Plans to Expand Orla Natural Gas Processing Plant in West Texas
In June 2017, we announced plans to add 300 MMcf/d of incremental capacity at our cryogenic natural gas processing facility currently under construction near Orla, Texas in Reeves County. Orla II, a second processing train at the facility, will double the inlet capacity of the facility to 600 MMcf/d and increase extraction of NGLs from 40 MBPD to 80 MBPD.

NGLs from Orla will be delivered into our fully integrated NGL system, including the recently announced Shin Oak NGL Pipeline. Orla’s residue natural gas volumes will be transported to the Waha area through our Texas Intrastate system. The Orla II expansion project is designed to support the continued growth in NGL-rich natural gas production from the Delaware Basin of West Texas and southeastern New Mexico and is supported by long-term customer commitments.

Expansion of the Orla facility will bring the partnership’s total Permian Basin natural gas processing capacity to more than 1 Bcf/d with more than 150 MBPD of NGL extraction capacity.  The Orla II capacity is expected to be placed into service during the third quarter of 2018.

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

Further supporting our ethylene capabilities, we also plan to build a 24-mile, 12-inch diameter ethylene pipeline extending from Mont Belvieu to Bayport, Texas.  The new pipeline would have the potential to connect both producing and consuming customers located south of the Houston Ship Channel to our facility in Mont Belvieu.  The ethylene pipeline will be routed through our Morgan’s Point complex, which provides us with future flexibility should we develop an ethylene export marine terminal at the facility.

Completion of Azure Acquisition
In April 2017, we closed on the acquisition of a midstream energy business from Azure Midstream Partners, LP and its operating subsidiaries (collectively, “Azure”) for $191.4 million in cash.  The acquired business assets, which are located primarily in East Texas, include over 730 miles of natural gas gathering pipelines and two natural gas processing facilities with an aggregate processing capacity of 130 MMcf/d. The acquired business serves production from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.

For additional information regarding the Azure acquisition, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Results of Operations

Summarized Consolidated Income Statement Data
The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$6,607.6	$5,617.8	$13,928.0	$10,623.1
Costs and expenses:
Operating costs and expenses:
Cost of sales	4,731.1	3,838.7	10,066.8	7,047.0
Other operating costs and expenses	605.6	601.3	1,216.0	1,175.1
Depreciation, amortization and accretion expenses	379.2	360.3	755.4	718.5
Net losses attributable to asset sales	0.3	1.7	--	6.6
Asset impairment and related charges	14.0	20.2	25.2	21.9
Total operating costs and expenses	5,730.2	4,822.2	12,063.4	8,969.1
General and administrative costs	45.7	35.1	96.1	79.0
Total costs and expenses	5,775.9	4,857.3	12,159.5	9,048.1
Equity in income of unconsolidated affiliates	107.0	76.4	201.8	177.5
Operating income	938.7	836.9	1,970.3	1,752.5
Interest expense	(245.8)	(244.1)	(495.1)	(484.7)
Change in fair market value of Liquidity Option Agreement	(18.6)	(23.3)	(24.1)	(21.1)
Other, net	0.4	0.4	0.6	1.8
Benefit from (provision for) income taxes	(8.7)	0.1	(14.7)	(8.3)
Net income	666.0	570.0	1,437.0	1,240.2
Net income attributable to noncontrolling interests	(12.3)	(11.5)	(22.6)	(20.5)
Net income attributable to limited partners	$653.7	$558.5	$1,414.4	$1,219.7

Consolidated Revenues
The following table presents each business segment’s contribution to consolidated revenues (net of eliminations) for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
NGL Pipelines & Services:
Sales of NGLs and related products	$2,158.0	$2,060.4	$5,045.2	$4,003.9
Midstream services	462.6	455.1	921.2	915.4
Total	2,620.6	2,515.5	5,966.4	4,919.3
Crude Oil Pipelines & Services:
Sales of crude oil	1,705.1	1,482.2	3,323.7	2,603.3
Midstream services	194.5	177.8	383.1	345.3
Total	1,899.6	1,660.0	3,706.8	2,948.6
Natural Gas Pipelines & Services:
Sales of natural gas	560.6	305.7	1,104.6	620.7
Midstream services	225.6	230.0	442.8	465.0
Total	786.2	535.7	1,547.4	1,085.7
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,114.1	713.4	2,325.2	1,266.6
Midstream services	187.1	193.2	382.2	402.9
Total	1,301.2	906.6	2,707.4	1,669.5
Total consolidated revenues	$6,607.6	$5,617.8	$13,928.0	$10,623.1

Selected Energy Commodity Price Data
The following table presents selected index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

							Polymer Grade Propylene,	Refinery Grade Propylene,
	Natural Gas,			Normal Butane,		Natural Gasoline,			WTI Crude Oil,	LLS Crude Oil,
		Ethane,	Propane,		Isobutane,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)
2016 by quarter:
1st Quarter	$2.09	$0.16	$0.38	$0.53	$0.53	$0.76	$0.31	$0.18	$33.45	$35.11
2nd Quarter	$1.95	$0.20	$0.49	$0.62	$0.63	$0.96	$0.33	$0.19	$45.59	$47.35
3rd Quarter	$2.81	$0.19	$0.47	$0.63	$0.67	$0.98	$0.38	$0.24	$44.94	$46.52
4th Quarter	$2.98	$0.24	$0.58	$0.83	$0.90	$1.08	$0.36	$0.24	$49.29	$50.53
2016 Averages	$2.46	$0.20	$0.48	$0.65	$0.68	$0.94	$0.34	$0.21	$43.32	$44.88

2017 by quarter:
1st Quarter	$3.32	$0.23	$0.71	$0.98	$0.94	$1.10	$0.47	$0.32	$51.91	$53.52
2nd Quarter	$3.19	$0.25	$0.63	$0.76	$0.75	$1.07	$0.42	$0.28	$48.28	$50.31
2017 Averages	$3.25	$0.24	$0.67	$0.87	$0.84	$1.08	$0.45	$0.30	$50.10	$51.92

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

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  The weighted-average indicative market price for NGLs was $0.60 per gallon in the second quarter of 2017 versus $0.50 per gallon during the second quarter of 2016.  Likewise, the weighted-average indicative market price for NGLs was $0.63 per gallon during the six months ended June 30, 2017 compared to $0.45 per gallon during the same period in 2016.

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

We attempt to mitigate commodity price exposure through our hedging activities and the use of fee-based arrangements.  See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our commodity hedging activities.

Consolidated Income Statement Highlights
The following information highlights significant changes in our comparative income statement amounts and the primary drivers of such changes.

Revenues
Second Quarter of 2017 Compared to Second Quarter of 2016.  Total revenues for the second quarter of 2017 increased $989.8 million when compared to the second quarter of 2016.  Revenues from the marketing of crude oil, natural gas, petrochemicals, refined products and octane additives increased $868.6 million quarter-to-quarter primarily due to higher sales prices, which accounted for a $635.1 million increase, and higher sales volumes, which accounted for an additional $233.5 million increase.  Revenues from the marketing of NGLs increased a net $97.6 million quarter-to-quarter primarily due to higher sales prices, which accounted for a $636.4 million increase, partially offset by a $538.8 million decrease due to lower sales volumes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Total revenues for the six months ended June 30, 2017 increased $3.3 billion when compared to the six months ended June 30, 2016.  Revenues from the marketing of NGLs and crude oil increased a net $1.76 billion period-to-period primarily due to higher sales prices, which accounted for a $2.38 billion increase, partially offset by a $614.2 million decrease due to lower sales volumes.  Revenues from the marketing of natural gas, petrochemicals, refined products and octane additives increased $1.51 billion period-to-period primarily due to higher sales prices, which accounted for a $903.3 million increase, and higher sales volumes, which accounted for an additional $606.4 million increase.

Operating costs and expenses
Second Quarter of 2017 Compared to Second Quarter of 2016.  Total operating costs and expenses for the second quarter of 2017 increased $908.0 million when compared to the second quarter of 2016.  The cost of sales associated with our marketing of crude oil, natural gas, petrochemicals, refined products and octane additives increased $735.3 million quarter-to-quarter primarily due to higher purchase prices, which accounted for a $520.7 million increase, and higher sales volumes, which accounted for an additional $214.6 million increase.  The cost of sales associated with our marketing of NGLs increased a net $156.7 million quarter-to-quarter primarily due to higher purchase prices, which accounted for a $601.0 million increase, partially offset by a $444.3 million decrease due to lower sales volumes.

Other operating costs and expenses for the second quarter of 2017 increased a net $4.3 million when compared to the second quarter of 2016.  Other operating costs and expenses of our NGL Pipelines & Services segment increased $26.0 million quarter-to-quarter, which includes an $8.1 million increase due to our completion of the Morgan’s Point Ethane Export Terminal in September 2016.  Collectively, the remainder of our other operating costs and expenses decreased $21.7 million quarter-to-quarter primarily due to $17.4 million of proceeds received in connection with a legal settlement involving our Acadian Gas System in the second quarter of 2017.

Depreciation, amortization and accretion expense in operating costs and expenses for the second quarter of 2017 increased $18.9 million when compared to the second quarter of 2016 primarily due to assets we constructed and placed into service since the second quarter of 2016.

Operating costs and expenses also include $14.0 million and $20.2 million of non-cash asset impairment and related charges for the second quarters of 2017 and 2016, respectively.  Our non-cash asset impairment charges for the second quarter of 2017 primarily relate to the write-down of natural gas pipeline laterals in Texas.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Total operating costs and expenses for the six months ended June 30, 2017 increased $3.09 billion when compared to the six months ended June 30, 2016.  The cost of sales associated with our marketing of NGLs and crude oil increased a net $1.66 billion period-to-period primarily due to higher purchase prices, which accounted for a $2.17 billion increase, partially offset by a $516.5 million decrease due to lower sales volumes.  The cost of sales associated with our marketing of natural gas, petrochemicals, refined products and octane additives increased $1.37 billion period-to-period primarily due to higher purchase prices, which accounted for an $835.4 million increase, and higher sales volumes, which accounted for an additional $530.7 million increase.

Other operating costs and expenses for the six months ended June 30, 2017 increased a net $40.9 million when compared to the six months ended June 30, 2016.  Other operating costs and expenses of our NGL Pipelines & Services segment increased $60.0 million period-to-period, which includes a $17.4 million increase due to our completion of the Morgan’s Point Ethane Export Terminal in September 2016.  Collectively, the remainder of our other operating costs and expenses decreased $19.1 million period-to-period primarily due to $17.4 million of proceeds received in a legal settlement in the second quarter of 2017.

Depreciation, amortization and accretion expense in operating costs and expenses for the six months ended June 30, 2017 increased $36.9 million when compared to the six months ended June 30, 2016 primarily due to assets we constructed and placed into service since the second quarter of 2016.

Operating costs and expenses also include $25.2 million and $21.9 million of non-cash asset impairment and related charges for the six months ended June 30, 2017 and 2016, respectively.  Our non-cash asset impairment charges for the six months ended June 30, 2017 primarily relate to the write-down of materials held as spare parts and natural gas pipeline laterals in Texas.

General and administrative costs
General and administrative costs for the three and six months ended June 30, 2017 increased $10.6 million and $17.1 million, respectively, when compared to the same periods in 2016 primarily due to higher costs for legal  services.  Other factors contributing to the increase in general and administrative costs are $5.6 million of costs recorded in the first quarter of 2017 in connection with sales and use tax audits and $1.1 million of transaction expenses for the Azure acquisition completed in the second quarter of 2017.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the three and six months ended June 30, 2017 increased $30.6 million and $24.3 million, respectively, when compared to the same periods in 2016 primarily due to an increase in earnings from our investments in crude oil pipelines.

Operating income
Operating income for the three and six months ended June 30, 2017 increased $101.8 million and $217.8 million, respectively, when compared to the same periods in 2016 due to the previously described quarter-to-quarter and period-to-period changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for the three and six months ended June 30, 2017 increased $1.7 million and $10.4 million, respectively, when compared to the same periods in 2016.  The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest charged on debt principal outstanding	$272.8	$273.7	$545.7	$542.0
Impact of interest rate hedging program, including related amortization	9.3	7.7	18.0	14.1
Interest costs capitalized in connection with construction projects (1)	(44.5)	(46.4)	(84.1)	(88.9)
Other (2)	8.2	9.1	15.5	17.5
Total	$245.8	$244.1	$495.1	$484.7

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

Interest charged on debt principal outstanding, which is the primary driver of interest expense, decreased a net $0.9 million quarter-to-quarter primarily due to the effect of lower overall interest rates during the second quarter of 2017, which accounted for an $8.6 million decrease, partially offset by increased debt principal amounts outstanding during the second quarter of 2017, which accounted for a $7.7 million increase.  Our weighted-average debt principal balance for the second quarter of 2017 was $23.6 billion compared to $22.93 billion for the second quarter of 2016.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” and “Capital Spending” within this Part I, Item 2.

For the six months ended June 30, 2017, interest charged on debt principal outstanding increased a net $3.7 million period-to-period primarily due to increased debt principal amounts outstanding during the six months ended June 30, 2017, which accounted for a $16.9 million increase, partially offset by the effect of lower overall interest rates during the six months ended June 30, 2017, which accounted for a $13.2 million decrease.  Our weighted-average debt principal balance for the six months ended June 30, 2017 was $23.63 billion compared to $22.94 billion for the six months ended June 30, 2016.

Change in fair value of Liquidity Option Agreement
The change in fair value of the Liquidity Option Agreement reflects non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  For the three months ended June 30, 2017, our expense resulting from changes in fair value of the Liquidity Option Agreement decreased $4.7 million when compared to the same period in 2016.  For the six months ended June 30, 2017, this expense increased $3.0 million period-to-period.  For information regarding the Liquidity Option Agreement, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Income taxes
Income taxes primarily reflect our state tax obligations under the Revised Texas Franchise Tax.  Our provision for income taxes for the three and six months ended June 30, 2017 increased $8.8 million and $6.4 million, respectively, when compared to the same periods in 2016.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Gross operating margin by segment:
NGL Pipelines & Services	$759.9	$719.1	$1,615.9	$1,502.8
Crude Oil Pipelines & Services	236.7	177.4	501.3	379.7
Natural Gas Pipelines & Services	194.4	177.4	365.3	355.1
Petrochemical & Refined Products Services	188.4	175.5	370.2	330.3
Total segment gross operating margin (1)	1,379.4	1,249.4	2,852.7	2,567.9
Net adjustment for shipper make-up rights	(1.5)	4.8	(5.7)	10.6
Total gross operating margin	$1,377.9	$1,254.2	$$2,847.0	$2,578.5

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating income (GAAP)	$938.7	$836.9	$1,970.3	$1,752.5
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense	379.2	360.3	755.4	718.5
Add asset impairment and related charges in operating costs and expenses	14.0	20.2	25.2	21.9
Add net losses attributable to asset sales	0.3	1.7	--	6.6
Add general and administrative costs	45.7	35.1	96.1	79.0
Total gross operating margin (non-GAAP)	$1,377.9	$1,254.2	$2,847.0	$2,578.5

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

The following information highlights significant changes in our quarter-to-quarter and period-to-period segment results (i.e., our gross operating margin by segment amounts) and the primary drivers of such changes.  The volume statistics presented for each segment are reported on a net basis, taking into account our ownership interests in certain joint ventures, and reflect the periods in which we owned an interest in such operations.  These statistics reflect volumes for newly constructed assets from the dates such assets were placed into service.

NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$204.7	$181.3	$482.6	$415.2
NGL pipelines, storage and terminals	436.3	408.2	891.2	834.9
NGL fractionation	118.9	129.6	242.1	252.7
Total	$759.9	$719.1	$1,615.9	$1,502.8
Selected volumetric data:
Equity NGL production (MBPD) (1)	164	143	157	145
Fee-based natural gas processing (MMcf/d) (2)	4,660	4,995	4,598	4,939
NGL pipeline transportation volumes (MBPD)	3,083	2,992	3,160	2,973
NGL marine terminal volumes (MBPD)	474	450	521	453
NGL fractionation volumes (MBPD)	841	840	820	838

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from natural gas processing and related NGL marketing activities for the second quarter of 2017 increased $23.4 million when compared to the second quarter of 2016.  In general, gross operating margin from our NGL marketing activities increased a net $19.1 million quarter-to-quarter primarily due to higher sales margins, which accounted for a $44.8 million increase, partially offset by a $26.5 million decrease due to lower sales volumes.  Results from NGL marketing’s activities in support of our storage assets increased $15.4 million quarter-to-quarter, with all other marketing strategies accounting for a combined $3.7 million increase quarter-to-quarter.

Collectively, gross operating margin from our natural gas processing plants in the Rocky Mountains, Louisiana and Mississippi increased $11.6 million quarter-to-quarter primarily due to higher processing margins, which accounted for a $7.4 million increase, and a $4.4 million decline in operating expenses quarter-to-quarter.  Gross operating margin from our natural gas processing plants in South Texas decreased $6.1 million quarter-to-quarter primarily due to lower fee-based processing volumes of 334 MMcf/d from the Eagle Ford Shale region, which accounted for a $5.8 million decrease.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from natural gas processing and related NGL marketing activities for the six months ended June 30, 2017 increased $67.4 million when compared to the six months ended June 30, 2016.  Gross operating margin from our NGL marketing activities increased a net $42.4 million period-to-period primarily due to higher sales volumes, which accounted for a $70.3 million increase, partially offset by a $32.0 million decrease due to lower sales margins.  Results from NGL marketing’s activities in support of our storage assets increased $37.3 million period-to-period, with NGL marketing’s other strategies yielding a combined $5.1 million period-to-period increase.

Gross operating margin from our natural gas processing plants increased $25.0 million period-to-period primarily due to higher processing margins.

NGL pipelines, storage and terminals

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from NGL pipelines, storage and terminal assets for the second quarter of 2017 increased $28.1 million when compared to the second quarter of 2016.

Gross operating margin from our storage complex in Mont Belvieu for NGLs and related products increased $13.0 million quarter-to-quarter primarily due to higher fees, of which several increased in January 2017.  Gross operating margin from our Appalachia-to-Texas Express (or “ATEX”) pipeline increased $11.4 million quarter-to-quarter primarily due to contractual increases in committed shipper volumes, which accounted for a $7.1 million increase, and higher volumes from uncommitted (or “walk-up”) shippers, which accounted for a $6.2 million increase.  Transportation volumes for ATEX increased 8 MBPD quarter-to-quarter.  Gross operating margin from our Dixie Pipeline and related terminals increased $6.4 million quarter-to-quarter primarily due to higher transportation volumes, which increased 35 MBPD quarter-to-quarter. Lastly, gross operating margin from our Rio Grande Pipeline increased $5.0 million quarter-to-quarter primarily due to an increase in shipper deficiency fees.

Gross operating margin from our equity investments in the Texas Express Gathering System and the Texas Express and Front Range Pipelines increased a combined $6.7 million quarter-to-quarter primarily due to contractual increases in committed shipper volumes.  Actual transportation volumes on these pipelines increased 10 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our South Texas NGL Pipeline System decreased $6.6 million quarter-to-quarter primarily due to lower transportation fees, which accounted for $3.2 million of the quarter-to-quarter decrease, along with lower transportation volumes, which accounted for an additional $2.0 million of the decrease. As a result of reduced producer drilling activity in the Eagle Ford Shale, transportation volumes on the South Texas NGL Pipeline System decreased 18 MBPD quarter-to-quarter. Gross operating margin from our Mid-America Pipeline, Seminole Pipeline and related terminals decreased $6.1 million quarter-to-quarter primarily due to lower average transportation fees and a 4 MBPD decrease in transportation volumes, which collectively accounted for $5.2 million of the quarter-to-quarter decrease.

Gross operating margin from our Enterprise Hydrocarbons Terminal (“EHT”), Morgan’s Point Ethane Export Terminal and Houston Ship Channel Pipeline System decreased a combined $1.6 million quarter-to-quarter.  Volumes at EHT decreased 43 MBPD quarter-to-quarter due to lower LPG exports, while ethane loading volumes at Morgan’s Point increased 67 MBPD.  Transportation volumes on the related Houston Ship Channel Pipeline System increased 55 MBPD quarter-to-quarter primarily due to shipments of ethane from our Mont Belvieu complex to our Morgan’s Point Ethane Export Terminal, which was placed into commercial operations in September 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from NGL pipelines, storage and terminal assets for the six months ended June 30, 2017 increased $56.3 million when compared to the six months ended June 30, 2016.

Gross operating margin from our storage complex in Mont Belvieu for NGLs and related products increased $28.8 million period-to-period primarily due to higher fees in 2017.  In addition, gross operating margin from ATEX increased $20.0 million period-to-period primarily due to contractual increases in committed shipper volumes, which accounted for a $12.9 million increase, and higher volumes from walk-up shippers, which accounted for an $8.1 million increase.  Transportation volumes for ATEX increased 8 MBPD period-to-period.

Gross operating margin from our EHT, Morgan’s Point Ethane Export Terminal and Houston Ship Channel Pipeline System increased a combined $12.6 million period-to-period primarily due to higher volumes.  Ethane loading volumes at our Morgan’s Point Ethane Export Terminal were 63 MBPD during the first six months of 2017.   As noted previously, this terminal commenced operations in September 2016.   In addition, transportation volumes on our Houston Ship Channel Pipeline System increased 101 MBPD period-to-period primarily due to shipments of ethane from Mont Belvieu to the Morgan’s Point terminal.   LPG export volumes at EHT increased 5 MBPD period-to-period.

Gross operating margin from our South Texas NGL Pipeline System decreased $10.3 million period-to-period primarily due to lower transportation volumes, which accounted for a $4.3 million decrease, and lower transportation fees, which accounted for a $4.1 million decrease.  Transportation volumes for the South Texas NGL Pipeline System decreased 18 MBPD period-to-period. Gross operating margin from our Mid-America Pipeline, Seminole Pipeline and related terminals decreased a combined $8.1 million period-to-period primarily due to higher operating expenses, which accounted for a $14.6 million period-to-period decrease, partially offset by a 51 MBPD increase in transportation volumes, which accounted for a $7.4 million period-to-period increase.

NGL fractionation

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from NGL fractionation for the second quarter of 2017 decreased $10.7 million when compared to the second quarter of 2016.   Gross operating margin from our Mont Belvieu NGL fractionators decreased $5.9 million quarter-to-quarter primarily due to an increase in operating costs (storage, power and maintenance), which accounted for a $17.3 million decrease, partially offset by higher revenues of $10.3 million.   The increase in NGL fractionation revenues at Mont Belvieu is generally attributable to higher average fees, which accounted for $7.0 million of the increase, and a 15 MBPD increase in fractionation volumes (net to our interest), which accounted for $3.7 million of the increase.  Gross operating margin from our Hobbs NGL fractionator decreased $2.9 million quarter-to-quarter primarily due to higher maintenance expenses.

NGL fractionation volumes at our Shoup and Armstrong facilities decreased a combined 19 MBPD quarter-to-quarter primarily due to lower natural gas production in the region attributable to the current energy commodity price environment.  Gross operating margin from these NGL fractionators was essentially unchanged quarter-to-quarter as lower operating costs offset the lower revenues associated with the decrease in volumes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from NGL fractionation for the six months ended June 30, 2017 decreased $10.6 million when compared to the six months ended June 30, 2016.  Gross operating margin from our Shoup and Armstrong facilities decreased $3.0 million period-to-period primarily due to a 25 MBPD decrease in fractionation volumes.   As noted above, regional natural gas production continues to be suppressed due to the energy commodity price environment. Gross operating margin from the remainder of our NGL fractionation facilities decreased $7.6 million period-to-period primarily due to higher operating costs.

Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross operating margin	$236.7	$177.4	$501.3	$379.7
Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,475	1,358	1,416	1,376
Crude oil marine terminal volumes (MBPD)	488	514	482	497

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from our Crude Oil Pipelines & Services segment for the second quarter of 2017 increased a net $59.3 million when compared to the second quarter of 2016.

Gross operating margin from crude oil marketing and related trucking activities increased $33.4 million quarter-to-quarter primarily due to a $62.3 million benefit related to non-cash mark-to-market results partially offset by a $28.9 million decrease in earnings from settled marketing activities.  Mark-to-market income for this business was a gain of $14.9 million for the second quarter of 2017 versus a loss of $47.4 million for the second quarter of 2016.

Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $15.2 million quarter-to-quarter primarily due to a 121 MBPD increase in crude oil transportation volumes from the Permian Basin.  Of the 121 MBPD quarter-to-quarter increase in transportation volumes, 98 MBPD (net to our interest) is attributable to the Eagle Ford Crude Oil Pipeline System.  The increase in crude oil transportation volumes from the West Texas region is attributable to increased producer drilling activity across the Permian Basin.

Gross operating margin from our equity investment in the Seaway Pipeline increased $7.9 million quarter-to-quarter primarily due to higher firm capacity revenues attributable to the Seaway Loop.  Crude oil transportation volumes for the Seaway Pipeline increased 35 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our EFS Midstream System increased $6.5 million quarter-to-quarter primarily due to increased deficiency fee revenues.  The EFS Midstream System serves producers in the Eagle Ford Shale, providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas production.  Due to decreased producer drilling activity, condensate volumes for this system decreased 27 MBPD quarter-to-quarter and associated natural gas volumes decreased 132 MMcf/d quarter-to-quarter.  Gross operating margin for the system decreased $21.8 million quarter-to-quarter due to the lower throughput volumes; however, this decrease was more than offset by a $30.9 million quarter-to-quarter increase in deficiency fee revenues associated with producer volume commitments.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from our Crude Oil Pipelines & Services segment for the six months ended June 30, 2017 increased a net $121.6 million when compared to the six months ended June 30, 2016.

Gross operating margin from crude oil marketing and related trucking activities increased $89.7 million period-to-period primarily due to a $95.4 million benefit related to non-cash mark-to-market results partially offset by a $5.7 million decrease in earnings from settled marketing activities.  Mark-to-market income for this business was a gain of $34.7 million for the first six months of 2017 versus a loss of $60.7 million for the same period of 2017.

Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $29.9 million period-to-period primarily due to an 88 MBPD increase in crude oil transportation volumes.  Of the 88 MBPD period-to-period increase in transportation volumes, 68 MBPD (net to our interest) is attributable to the Eagle Ford Crude Oil Pipeline System.

Gross operating margin from our EFS Midstream System increased $14.6 million period-to-period primarily due to increased deficiency fee revenues. Condensate volumes for this system decreased 31 MBPD period-to-period and associated natural gas volumes decreased 134 MMcf/d period-to-period. Gross operating margin for the system decreased $48.1 million period-to-period primarily due to the lower throughput volumes; however, this decrease was more than offset by a $66.6 million period-to-period increase in deficiency fee revenues associated with producer volume commitments.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $11.9 million period-to-period primarily due to a 38 MBPD decrease in transportation volumes.  As with the EFS Midstream System, the decrease in crude oil transportation volumes in South Texas is attributable to reduced producer drilling activity in the Eagle Ford Shale.

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross operating margin	$194.4	$177.4	$365.3	$355.1
Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	12,232	12,079	11,934	11,987

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from our Natural Gas Pipelines & Services segment for the second quarter of 2017 increased a net $17.0 million when compared to the second quarter of 2016.

Gross operating margin from our Acadian Gas System increased $15.6 million quarter-to-quarter primarily due to $17.4 million of proceeds received in a legal settlement in the second quarter of 2017 for lost revenues and damages associated with the Bayou Corne sinkhole incident caused by third parties in 2012, partially offset by lower firm capacity reservation revenues on the Haynesville Extension pipeline, which accounted for a $2.3 million quarter-to-quarter decrease.  Gross operating margin on our Haynesville Gathering System increased $2.3 million quarter-to-quarter primarily due to higher gathering volumes. When compared to the second quarter of 2016, natural gas volumes handled by our Haynesville Gathering System in the second quarter of 2017 increased 169 BBtus/d and those on our Haynesville Extension pipeline increased 218 BBtus/d. In general, our Louisiana and East Texas natural gas pipelines continue to benefit from increased producer drilling activity in the Haynesville Shale and surrounding areas.

Gross operating margin from our Permian Basin Gathering System increased $3.1 million quarter-to-quarter primarily due to a 102 BBtus/d increase in natural gas gathering volumes on the Carlsbad pipeline. Natural gas production in the Permian Basin has increased in connection with a significant rise in crude oil production across West Texas and southeastern New Mexico.

Gross operating margin from our Texas Intrastate System decreased $7.3 million quarter-to-quarter primarily due to lower natural gas transportation volumes, which accounted for $2.6 million of the decrease, lower firm transportation fees, which accounted for an additional $2.6 million of the decrease, and higher maintenance costs of $3.4 million quarter-to-quarter. Natural gas transportation volumes for the Texas Intrastate System decreased 412 BBtus/d quarter-to-quarter reflecting reduced drilling activity in the Eagle Ford Shale.

Gross operating margin from our natural gas marketing activities increased $4.2 million quarter-to-quarter primarily due to higher sales margins.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from our Natural Gas Pipelines & Services segment for the six months ended June 30, 2017 increased a net $10.2 million when compared to the six months ended June 30, 2016.

Gross operating margin from our Acadian Gas System increased $12.9 million period-to-period primarily due to the $17.4 million gain described above that was recorded in the second quarter of 2017, partially offset by lower firm capacity reservation revenues on the Haynesville Extension pipeline, which accounted for a $5.0 million period-to-period decrease.  Gross operating margin from our Haynesville Gathering System increased $1.1 million period-to-period primarily due to higher gathering volumes, which accounted for a $4.4 million increase, partially offset by the effects of lower average gathering fees, which accounted for a $2.4 million decrease. Transportation volumes for the Haynesville Extension pipeline, which is a component of the Acadian Gas System, increased 225 BBtus/d while volumes for the Haynesville Gathering System increased 126 BBtus/d.

Gross operating margin from our Permian Basin Gathering System increased $11.4 million period-to-period primarily due to an increase in compression and treating revenues, which accounted for a $6.0 million increase, and a 135 BBtus/d increase in natural gas gathering volumes on the Carlsbad pipeline, which accounted for $5.0 million of the increase.  As noted previously, natural gas production in the Permian Basin has increased in connection with a significant rise in crude oil production across West Texas and southeastern New Mexico.

Gross operating margin from our Texas Intrastate System decreased $18.1 million period-to-period primarily due to lower firm transportation fees, which accounted for a $9.7 million decrease, lower natural gas transportation volumes, which accounted for a $5.9 million decrease, and higher maintenance costs, which accounted for $2.9 million of the period-to-period decrease. Natural gas transportation volumes for the Texas Intrastate System decreased 444 BBtus/d period-to-period reflecting reduced drilling activity in the Eagle Ford Shale.

Gross operating margin from our Jonah Gathering System decreased $10.8 million period-to-period primarily due to a 120 BBtus/d decline in natural gas gathering volumes.

Gross operating margin from our natural gas marketing activities increased $9.1 million period-to-period primarily due to an increase in average sales margins, which accounted for $4.3 million of the increase, and higher sales volumes, which accounted for an additional $2.2 million of the increase.

Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Segment gross operating margin:
Propylene fractionation and related activities	$62.0	$52.8	$130.6	$104.9
Butane isomerization and related operations	18.2	17.3	29.1	33.4
Octane enhancement and related plant operations	38.6	21.2	57.5	11.0
Refined products pipelines and related activities	69.5	74.1	146.2	161.1
Marine transportation and other	0.1	10.1	6.8	19.9
Total	$188.4	$175.5	$370.2	$330.3

Selected volumetric data:
Propylene fractionation plant production volumes (MBPD)	81	80	81	75
Butane isomerization volumes (MBPD)	116	114	104	112
Standalone DIB processing volumes (MBPD)	81	90	82	93
Octane additive and related plant production volumes (MBPD)	30	22	25	16
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	800	874	813	863
Refined products and petrochemical marine terminal volumes (MBPD)	471	410	435	379

Propylene fractionation and related activities

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from propylene fractionation and related marketing activities for the second quarter of 2017 increased a net $9.2 million when compared to the second quarter of 2016.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased $10.1 million quarter-to-quarter primarily due to higher propylene sales volumes, which accounted for an $8.7 million increase, and higher propylene sales margins, which accounted for a $1.4 million increase.  In addition, gross operating margin for propylene fractionation and related activities for the second quarter of 2017 reflects $2.1 million of start-up costs attributable to our PDH facility compared to $3.9 million of such costs for the second quarter of 2016.

Gross operating margin from propylene export activities decreased a net $1.7 million quarter-to-quarter primarily due to lower average loading fees, which accounted for a $3.8 million decrease, partially offset by lower operating costs, which accounted for a $1.6 million increase.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from propylene fractionation and related marketing activities for the six months ended June 30, 2017 increased a net $25.7 million when compared to the six months ended June 30, 2016.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased $35.9 million period-to-period primarily due to higher propylene sales margins, which accounted for a $19.2 million increase, and higher propylene sales volumes, which accounted for an additional $14.2 million increase.  Start-up costs attributable to the PDH facility, which are reflected in gross operating margin for propylene fractionation and related activities, increased $3.8 million period-to-period.

Gross operating margin from propylene export activities decreased a net $3.3 million period-to-period primarily due to lower average loading fees, which accounted for a $6.8 million decrease, partially offset by lower operating costs, which accounted for a $2.8 million increase.

Isomerization and related operations

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for the second quarter of 2017 increased $0.9 million when compared to the second quarter of 2016 primarily due to higher processing fees at our standalone DIB units in 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from butane isomerization and DIB operations for the six months ended June 30, 2017 decreased $4.3 million when compared to the six months ended June 30, 2016.  Gross operating margin from butane isomerization decreased $3.1 million period-to-period primarily due to higher power and maintenance costs in 2017.

Octane enhancement and related operations

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from our octane enhancement facility and high purity isobutylene (“HPIB”) plant for the second quarter of 2017 increased $17.4 million when compared to the second quarter of 2016.  Gross operating margin from our octane enhancement facility increased $17.1 million quarter-to-quarter primarily due to lower major maintenance costs, which accounted for $11.1 million of the increase, and higher revenues, which accounted for $6.9 million of the increase.  Of the quarter-to-quarter increase in revenues, higher sales volumes during the second quarter of 2017 accounted for $4.3 million of the increase, while higher average sales margins resulted in a $2.2 million increase.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from our octane enhancement facility and HPIB plant for the six months ended June 30, 2017 increased $46.5 million when compared to the six months ended June 30, 2016.  Gross operating margin from our octane enhancement facility increased $47.6 million period-to-period primarily due to higher sales volumes, which accounted for $25.8 million of the increase, and lower major maintenance costs, which accounted for $20.9 million of the increase.

Historically, our octane enhancement plant experienced downtime annually for major maintenance activities.  During 2016, we completed modifications to our octane enhancement plant to alleviate the need for such yearly outages.  We now expect downtime for major maintenance activities at our octane enhancement plant once every three years.  As a result of these modifications, plant production volumes increased 9 MBPD period-to-period.

Refined products pipelines and related activities

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from refined products pipelines and related marketing activities for the second quarter of 2017 decreased $4.6 million when compared to the second quarter of 2016.  Gross operating margin from refined products marketing decreased $12.9 million quarter-to-quarter primarily due to lower refined products sales margins, which accounted for a $21.2 million decrease, partially offset by an $8.3 million quarter-to-quarter increase in mark-to-market income.

Gross operating margin from our TE Products Pipeline increased $7.5 million quarter-to-quarter primarily due to lower operating costs, which declined $5.1 million quarter-to-quarter. Transportation volumes for the TE Products Pipeline decreased 43 MBPD quarter-to-quarter primarily due to lower intrastate refined products movements during the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from refined products pipelines and related marketing activities for the six months ended June 30, 2017 decreased $14.9 million when compared to the six months ended June 30, 2016.

Gross operating margin from refined products marketing decreased $16.0 million period-to-period primarily due to lower refined products sales margins, which accounted for a $26.0 million decrease, partially offset by a $9.6 million period-to-period increase in mark-to-market income.

Gross operating margin from our TE Products Pipeline decreased $4.1 million period-to-period primarily due to lower transportation volumes, which accounted for a $10.2 million decrease, partially offset by lower operating costs, which accounted for an $8.3 million increase.  Transportation volumes for the TE Products Pipeline decreased 24 MBPD period-to-period.   Gross operating margin from our refined products terminals increased $2.4 million period-to-period primarily due to higher throughput volumes at our Port Arthur, Texas terminal.

Marine transportation and other

Second Quarter of 2017 Compared to Second Quarter of 2016.  Gross operating margin from marine transportation and other for the second quarter of 2017 decreased $10.0 million when compared to the second quarter of 2016. Gross operating margin attributable to our marine transportation business decreased $6.4 million quarter-to-quarter primarily due to lower average transport fees, which are generally attributable to increased competition within this line of business. Our marine transportation assets are used to transport refined and other petroleum products along key U.S. inland and Intracoastal Waterway systems.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.  Gross operating margin from marine transportation and other for the six months ended June 30, 2017 decreased $13.1 million when compared to the six months ended June 30, 2016. Gross operating margin attributable to our marine transportation business decreased $9.8 million period-to-period primarily due to lower average transport fees.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At June 30, 2017, we had $4.07 billion of consolidated liquidity, which was comprised of $4.04 billion of available borrowing capacity under EPO’s revolving credit facilities and $28.6 million of unrestricted cash on hand.

We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.

Consolidated Debt
The following table presents scheduled maturities of our consolidated debt obligations outstanding at June 30, 2017 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Commercial Paper Notes	$1,455.2	$1,455.2	$--	$--	$--	$--	$--
Senior Notes	20,650.0	800.0	1,100.0	1,500.0	1,500.0	575.0	15,175.0
Junior Subordinated Notes	1,474.4	--	--	--	--	--	1,474.4
Total	$23,579.6	$2,255.2	$1,100.0	$1,500.0	$1,500.0	$575.0	$16,649.4

For additional information regarding our debt agreements, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Expected renewal of 364-Day Credit Agreement
In September 2016, EPO entered into a 364-Day Credit Agreement that matures in September 2017.  Under this credit agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of 364 days.  At June 30, 2017, there were no principal amounts outstanding under this revolving credit agreement.  We expect to renew this credit agreement during the third quarter of 2017.

Issuance of Common Units
The following table summarizes the issuance of common units in connection with our at-the-market (“ATM”) program, distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”) for the quarterly periods indicated (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Three months ended March 31, 2017:
Common units issued in connection with ATM program	12,865,371	$356.0
Common units issued in connection with DRIP and EUPP	3,440,559	92.8
Total common units issued for quarter	16,305,930	448.8
Three months ended June 30, 2017:
Common units issued in connection with ATM program	7,991,635	215.8
Common units issued in connection with DRIP and EUPP	3,595,122	92.6
Total common units issued for quarter	11,586,757	308.4
Total common units issued during the six months ended June 30, 2017	27,892,687	$757.2

ATM Program
We have a registration statement on file with the SEC covering the issuance of up to $1.89 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our ATM program.  After taking into account the aggregate sales price of common units sold under the ATM program through June 30, 2017, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $864.4 million.

DRIP and EUPP
We also have registration statements on file with the SEC collectively authorizing the issuance of up to 240,000,000 of our common units in connection with our DRIP.  After taking into account the number of common units issued under the DRIP through June 30, 2017, we have the capacity to issue an additional 92,455,606 common units under this plan.

In addition to the DRIP, we have registration statements on file with the SEC authorizing the issuance of up to 8,000,000 of our common units in connection with our EUPP.  After taking into account the number of common units issued under the EUPP through June 30, 2017, we have the capacity to issue an additional 6,032,683 common units under this plan.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during the six months ended June 30, 2017 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes.

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

At June 30, 2017 and December 31, 2016, our restricted cash amounts were $35.4 million and $354.5 million, respectively.  The balance of restricted cash decreased since December 31, 2016 primarily due to the settlement of derivative instruments related to marketing positions during the first quarter of 2017.  For information regarding our derivative instruments and hedging activities, see Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings
As of August 1, 2017, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s and Baa1 from Moody’s.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s and P-2 from Moody’s.  Fitch Ratings issued non-solicited ratings of BBB+ and F-2 for EPO’s long-term senior unsecured debt securities and short-term senior unsecured debt securities, respectively.

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

	For the Six Months Ended June 30,
	2017	2016
Net cash flows provided by operating activities	$2,334.9	$1,845.2
Cash used in investing activities	979.5	2,238.6
Cash provided by (used in) financing activities	(1,389.9)	487.9

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

Comparison of Six Months Ended June 30, 2017 with Six Months Ended June 30, 2016
The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities.  Net cash flows provided by operating activities for the six months ended June 30, 2017 increased $489.7 million when compared to the six months ended June 30, 2016.  The increase in cash provided by operating activities was primarily due to:

▪	a $376.7 million period-to-period increase in cash primarily due to the timing of cash receipts and payments related to operations; and

▪
a $103.0 million increase in cash attributable to higher partnership income in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (after adjusting our $196.8 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing activities.  Cash used for investing activities in the six months ended June 30, 2017 decreased $1.26 billion when compared to the same period in 2016 primarily due to:

▪
a $743.7 million period-to-period decrease in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs (see “Capital Spending” within this Part I, Item 2 for additional information regarding our capital spending program);

▪
a $675.8 million period-to-period beneficial change in restricted cash, which was an outflow of $356.7 million in the first six months of 2016 compared to a cash inflow of $319.1 million during the first six months of 2017; and

▪	$191.4 million of cash used for the Azure acquisition.

Financing activities.  Cash used in financing activities for the six months ended June 30, 2017 was $1.39 billion compared to cash provided by financing activities of $487.9 million for the six months ended June 30, 2016.  The $1.88 billion period-to-period change in cash flow from financing activities was primarily due to:

▪
a $1.13 billion period-to-period decrease in net cash proceeds from the issuance of common units.  We issued an aggregate 27,892,687 common units, which generated $757.2 million of net cash proceeds, in connection with our ATM program, DRIP and EUPP during the six months ended June 30, 2017.  This compares to an aggregate 79,029,881 common units we issued in connection with these programs and plans during the same period in 2016, which collectively generated $1.89 billion of net cash proceeds;

▪
a $580.1 million period-to-period change in our consolidated debt obligations primarily due to the issuance of $1.25 billion and repayment of $750.0 million in principal amount of senior notes during the six months ended June 30, 2016 compared to no such issuances or repayments during the six months ended June 30, 2017.   In addition, net repayments to EPO’s commercial paper program increased $86.6 million period-to-period; and

▪
a $147.3 million period-to-period increase in cash distributions paid to limited partners during the six months ended June 30, 2017 when compared to the same period in 2016.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit.

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

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to limited partners (1)	$653.7	$558.5	$1,414.4	$1,219.7
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	406.5	381.3	808.8	763.4
Add non-cash asset impairment and related charges	14.0	20.6	25.2	22.3
Add net losses attributable to asset sales	0.3	1.7	--	6.6
Add cash proceeds from asset sales (2)	1.2	14.5	3.2	27.9
Add or subtract changes in fair market value of derivative instruments	(23.6)	48.2	(43.9)	68.3
Add changes in fair value of Liquidity Option Agreement (3)	18.6	23.3	24.1	21.1
Add cash distributions received from unconsolidated affiliates (4)	127.4	118.7	229.9	234.5
Subtract equity in income of unconsolidated affiliates	(107.0)	(76.4)	(201.8)	(177.5)
Subtract sustaining capital expenditures (5)	(62.3)	(58.4)	(110.3)	(117.7)
Add deferred income tax expense or subtract benefit, as applicable	0.6	0.2	0.7	4.3
Other, net	22.5	7.5	30.2	20.4
Distributable cash flow	$1,051.9	$1,039.7	$2,180.5	$2,093.3

Total cash distributions paid to limited partners with respect to period	$906.5	$841.0	$1,799.3	$1,666.4

Cash distributions per unit declared by Enterprise GP with respect to period (6)	$0.420	$0.400	$0.835	$0.795

Total distributable cash flow retained by partnership with respect to period (7)	$145.4	$198.7	$381.2	$426.9

Distribution coverage ratio (8)	1.2x	1.2x	1.2x	1.3x

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

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net cash flows provided by operating activities	$1,459.3	$945.5	$2,334.9	$1,845.2
Adjustments to reconcile net cash flows provided by operating activities to distributable cash flow:
Subtract sustaining capital expenditures	(62.3)	(58.4)	(110.3)	(117.7)
Add cash proceeds from asset sales	1.2	14.5	3.2	27.9
Net effect of changes in operating accounts	(370.9)	108.2	(82.1)	294.6
Other, net	24.6	29.9	34.8	43.3
Distributable cash flow	$1,051.9	$1,039.7	$2,180.5	$2,093.3

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

We began commercial service on approximately $230 million of major growth capital projects during the six months ended June 30, 2017 including expansions related to our propylene pipeline system and Beaumont refined products terminal.  In addition, we have approximately $9.0 billion of growth capital projects scheduled to be completed by 2020 including our PDH and iBDH facilities, the Midland-to-Sealy segment of our Midland-to-ECHO Pipeline System, the Shin Oak NGL pipeline, our ninth NGL fractionator in Mont Belvieu and completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes.

For the full year of 2017, we currently expect to invest in the range of $2.8 billion to $3.0 billion for growth capital projects, including the $191.4 million we paid in connection with the Azure acquisition, and approximately $250 million for sustaining capital expenditures.  Our forecast of capital spending for 2017 is based on our announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

The following table summarizes our capital spending for the periods indicated (dollars in millions):

	For the Six Months Ended June 30,
	2017	2016
Capital spending for property, plant and equipment, net: (1)
Growth capital projects (2)	$1,003.6	$1,729.1
Sustaining capital projects (3)	109.5	127.7
Investments in unconsolidated affiliates	24.1	92.4
Cash used for Azure acquisition	191.4	--
Total capital spending	$1,328.6	$1,949.2

(1) On certain of our capital projects, third parties are obligated to reimburse us for all or a portion of project expenditures. The majority of such arrangements are associated with pipeline construction projects and production well tie-ins. Contributions in aid of construction costs were $29.6 million and $23.6 million for the six months ended June 30, 2017 and 2016, respectively. Growth and sustaining capital amounts presented in the table above are presented on a cash basis and net of related contributions in aid of construction costs.
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

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the six months ended June 30, 2017 involved projects at our Mont Belvieu complex as well as projects to support crude oil, natural gas and NGL production from the Permian Basin.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Six Months Ended June 30, 2017 with Six Months Ended June 30, 2016

Total capital spending decreased $620.6 million period-to-period primarily due to reduced spending on growth capital projects, which accounted for a $725.5 million decrease, partially offset by the $191.4 million we paid in connection with the Azure acquisition.  Of the period-to-period decrease in growth capital spending, the significant elements are as follows:

▪
Growth capital spending at our Mont Belvieu complex decreased $284.0 million period-to-period primarily due to lower spending for our PDH facility as it nears completion.   We expect the PDH facility, which is currently in the commissioning stage, to begin operations during the third quarter of 2017;

▪
Growth capital spending for crude oil assets at our EHT, Beaumont Marine West and ECHO terminals decreased a combined $160.5 million period-to-period primarily due to the completion of new storage tanks and related assets at these facilities during 2016;

▪
Growth capital spending at EHT for LPG export-related expansion projects and at our Morgan’s Point Ethane Export Terminal decreased a combined $147.5 million period-to-period.  In September 2016, we placed our Morgan’s Point Ethane Export Terminal into service;

▪	Growth capital spending for our ethane header system between Corpus Christi, Texas and the Mississippi River in Louisiana decreased $77.1 million period-to-period;

▪	Growth capital spending at our natural gas processing plants in Louisiana and Mississippi decreased $35.0 million period-to-period; and

▪	Growth capital spending for expansion projects on our EFS Midstream system in South Texas decreased $31.9 million period-to-period.

We are in various stages of completion on multiple projects to support crude oil, natural gas and NGL production in the Permian Basin, including our South Eddy and Orla natural gas processing plants and related pipelines, Shin Oak NGL Pipeline and Midland-to-ECHO Pipeline System.  Overall, growth capital spending for projects to support Permian Basin production increased $55.7 million period-to-period.

Investments in unconsolidated affiliates decreased $68.3 million period-to-period primarily due to reduced spending on joint venture-owned crude oil pipelines and dock infrastructure, which accounted for a $33.5 million decrease, and completion of our Waha natural gas processing plant in August 2016, which accounted for an additional $29.2 million decrease.

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

Other Items

Contractual Obligations
Our consolidated principal debt obligations at June 30, 2017 were approximately $23.58 billion compared to $23.90 billion at December 31, 2016.  For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding our consolidated debt obligations.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations and cash flows.

Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 606, Revenues from Contracts with Customers (“ASC 606”).  The new accounting standard, along with its related amendments, replaces the current rules-based U.S. GAAP governing revenue recognition with a principles-based approach.  We plan to adopt the new standard on January 1, 2018.

In February 2016, the FASB issued ASC 842, Leases (“ASC 842”), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use asset approach.  We plan to adopt the new standard on January 1, 2019.

For additional information regarding these new accounting standards, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2017 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	16.4	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	2.3	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	3.0	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	3.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	70.4	0.1	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	85.3	0.9	Cash flow hedge
NGLs inventory management activities (MMBbls)	1.4	n/a	Fair value hedge
Refined products marketing:
Forecasted sales of refined products (MMBbls)	0.1	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	4.8	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	7.6	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	12.7	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	169.2	20.4	Mark-to-market
NGL risk management activities (MMBbls) (4)	9.7	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	35.3	17.5	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2018, December 2017 and March 2020, respectively.
(3) Current and long-term volumes include 61.0 Bcf and 9.3 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At June 30, 2017, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	June 30, 2017	July 14, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(5.3)	$(2.8)	$(0.9)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(9.7)	(5.9)	(3.8)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(0.9)	0.3	2.1

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	June 30, 2017	July 14, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(150.3)	$29.3	$14.3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(227.7)	(16.3)	(32.7)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(73.0)	75.0	61.3

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	June 30, 2017	July 14, 2017
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(42.4)	$7.1	$8.3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(80.0)	(26.0)	(23.7)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(4.7)	40.1	40.2

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

Interest rate swaps exchange the stated interest rate paid on a notional amount of existing debt for the fixed or floating interest rate stipulated in the derivative instrument.  The following table summarizes our portfolio of interest rate swaps at June 30, 2017 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.66%	Fair value hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Interest Rate Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	June 30, 2017	July 14, 2017
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(0.8)	$(1.6)	$(1.4)
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	(2.0)	(2.4)	(2.2)
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	0.4	(0.8)	(0.6)

The following table summarizes our portfolio of 30-year forward starting swaps outstanding at June 30, 2017.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	June 30, 2017	July 14 2017
Fair value assuming no change in underlying interest rates	Asset (Liability)	$36.2	$31.7	$33.8
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	49.3	44.7	46.9
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	22.1	17.7	19.7

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table summarizes our repurchase activity during the six months ended June 30, 2017 in connection with the vesting of restricted and phantom unit awards:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
Vesting of restricted unit awards:
February 2017 (1)	225,751	$28.77	--	--
May 2017 (2)	742	$27.45	--	--
Vesting of phantom unit awards:
February 2017 (3)	720,393	$28.82	--	--
March 2017 (4)	147	$27.58	--	--
May 2017 (5)	39,653	$27.40	--	--

(1) Of the 665,920 restricted common unit awards that vested in February 2017 and converted to common units, 225,751 units were sold back to us by employees to cover related withholding tax requirements.
(2) Of the 2,550 restricted common unit awards that vested in May 2017 and converted to common units, 742 units were sold back to us by employees to cover related withholding tax requirements.
(3) Of the 2,233,617 phantom unit awards that vested in February 2017 and converted to common units, 720,393 units were sold back to us by employees to cover related withholding tax requirements.
(4) Of the 450 phantom unit awards that vested in March 2017 and converted to common units, 147 units were sold back to us by employees to cover related withholding tax requirements.
(5) Of the 117,369 phantom unit awards that vested in May 2017 and converted to common units, 39,653 units were sold back to us by employees to cover related withholding tax requirements.

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

Dr. F. Christian Flach was named a director of Enterprise GP in October 2014, as the designee of Marquard & Bahls AG (“M&B”), in connection with our acquisition of Oiltanking Partners, L.P. (“Oiltanking”).  Dr. Flach is also the Chief Executive Officer of M&B and a member of the M&B executive board.

M&B owns and controls Oiltanking GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal (“ECT”) in Iran via its wholly owned affiliates Oiltanking Iran GmbH (formerly named Oiltanking Odfjell GmbH) and OMEA GmbH.  This interest results from an investment dating back to 2002.  Oiltanking GmbH currently has the contractual right to vote for the appointment of two members of ECT’s three-member board.  Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

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

12.1#	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2017 and each of the years ended December 31, 2016, 2015, 2014, 2013 and 2012.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2017.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2017.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2017.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2017.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2017.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2017.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2017.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President-Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner