Form 10-K
period 2017-12-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2018-02-28
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐    Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of the partnership’s common units held by non-affiliates at June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $39.61 billion based on a closing price on that date of $27.08 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,161,094,920 common units outstanding at January 31, 2018.

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at December 31, 2017.

References to “EFS Midstream” mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company and Reliance Industries Limited.  See Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding this acquisition.

References to “Offshore Business” refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. in July 2015.  See Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding this sale.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2017 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  As of February 1, 2018, there were approximately 7,000 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  For additional information regarding the ASA, see “EPCO ASA” under Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Commercial and Liquidity Outlook for 2018

For information regarding our commercial and liquidity outlook for the year ending December 31, 2018, see “General Outlook for 2018” included under Part II, Item 7 of this annual report.

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2017 was Vitol Holding B.V. and its affiliates (collectively, “Vitol”), which accounted for 11.2% of our consolidated revenues.  Vitol is a global energy and commodity trading company.  See Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for additional information regarding our largest non-affiliated customers for the years ended December 31, 2017, 2016 and 2015.

Business Segments

General

The following sections provide an overview of our business segments, including information regarding principal products produced and/or services rendered and properties owned.  Our operations are reported under four business segments:  (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services, and (iv) Petrochemical & Refined Products Services.  Our business segments are generally organized and managed according to the types of services rendered (or technologies employed) and products produced and/or sold.

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

Our results of operations and financial condition are subject to certain significant risks.  Factors that can affect the demand for our products and services include domestic and international economic conditions, the market price and demand for energy, the cost to develop natural gas and crude oil reserves in the U.S., federal and state regulation, the cost and availability of capital to energy companies to invest in upstream exploration and production activities and the credit quality of our customers.  For information regarding such risks, see Part I, Item 1A of this annual report.  In addition, our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters.  For a discussion of the principal effects of such laws and regulations on our business activities, see “Regulatory Matters” within this Part I, Item 1 and 2 discussion.

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

NGL Pipelines & Services Segment

Our NGL Pipelines & Services business segment includes natural gas processing plants and related NGL marketing activities; approximately 19,600 miles of NGL pipelines; NGL and related product storage facilities; and 14 NGL fractionators.  This segment also includes our LPG and ethane export terminals and related operations.

Natural gas processing plants and related NGL marketing activities
At the core of our natural gas processing business are 27 processing plants located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.  The results of operations from our natural gas processing plants are primarily dependent on the difference between the revenues we earn from extracting NGLs (in terms of cash processing fees and/or the value of any retained NGLs) and the cost of natural gas and other operating costs incurred in connection with such extraction activities.

In its raw form, natural gas produced at the wellhead (especially in association with crude oil) contains varying amounts of NGLs, such as ethane and propane.  Natural gas streams containing NGLs are usually not acceptable for transportation in natural gas pipelines or for commercial use as a fuel; therefore, the raw (or unprocessed) natural gas streams must be transported to a natural gas processing plant to remove the NGLs and impurities.  Once the natural gas is processed and NGLs and impurities are removed, the natural gas meets pipeline and commercial quality specifications.  On an energy-equivalent basis, most NGLs generally have greater economic value as feedstock for petrochemical and motor gasoline production than as components of a natural gas stream.

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

In our natural gas processing business, contracts are either fee-based, commodity-based or a combination of the two. Generally, our natural gas processing agreements have terms ranging from month-to-month to life of the producing lease.  Intermediate terms of one to ten years are also common in such agreements.  In recent years, our portfolio of natural gas processing contracts has become increasingly weighted towards those with fee-based terms as producers seek to maximize the value of their production by retaining all or a portion of the NGLs extracted from their natural gas stream.  As of December 31, 2017, we estimate that the terms of approximately 44.1% of our current portfolio of natural gas processing contracts (based on natural gas inlet volumes) were entirely fee-based, with an additional 26.2% of this portfolio reflecting a combination of fee-based and commodity-based terms.  The terms of the remaining 29.7% of our portfolio of natural gas processing contracts were entirely commodity-based.  Our commodity-based contracts include keepwhole, margin-band, percent-of-liquids, percent-of-proceeds and contracts featuring a combination of commodity and fee-based terms. To the extent we earn all or a portion of the extracted NGLs as consideration for our processing services, we refer to such volumes as our “equity NGL production.”

The value of natural gas that is removed from the processed stream as a result of NGL extraction (i.e., the “shrinkage”) and the value of natural gas that is consumed as plant fuel are significant costs of natural gas processing.  To the extent that we are obligated under keepwhole and margin-band contracts to compensate the producer for shrinkage and plant fuel, we are exposed to fluctuations in the price of natural gas; however, margin-band contracts typically contain terms that limit our exposure to such risks.  Under the terms of our other processing arrangements (i.e., those agreements with fee-based, percent-of-liquids and percent-of-proceeds terms), the producer typically bears the cost of shrinkage. If the operating costs of a natural gas processing plant are higher than the incremental value of the NGL products that would be extracted, then recovery levels of certain NGL products, principally ethane, may be purposefully reduced. This scenario is typically referred to as “ethane rejection” and leads to a reduction in NGL volumes available for subsequent transportation, fractionation, storage and marketing.

Our NGL marketing activities entail term and spot sales of NGLs, which we take title to through our natural gas processing activities (i.e., our equity NGL production) and open market and contract purchases.  The results of operations for NGL marketing are primarily dependent on the difference between NGL sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing adjustments for factors such as location, timing or product quality.  Market prices for NGLs are subject to fluctuations in response to changes in supply and demand and a variety of additional factors that are beyond our control.  We attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Our NGL marketing activities utilize a fleet of approximately 820 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas.  These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 121 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport LPG for us and on behalf of third parties.

The following table presents selected information regarding our natural gas processing facilities at February 1, 2018 listed in order of net gas processing capacity (net to our interest):

				Net Gas	Total Gas
				Processing	Processing
		Production	Our	Capacity	Capacity
		Region	Ownership	to Us	of Plant
Plant Name	Location(s)	Served	Interest	(MMcf/d) (1)	(MMcf/d)
Meeker	Colorado	Piceance	100.0%	1,800	1,800
Pioneer (two facilities)	Wyoming	Green River	100.0%	1,400	1,400
Yoakum	Texas	Eagle Ford	100.0%	1,050	1,050
Pascagoula	Mississippi	Gulf of Mexico	100.0%	1,000	1,000
Chaco	New Mexico	San Juan	100.0%	600	600
North Terrebonne	Louisiana	Gulf of Mexico	60.6% (2)	576	950
Neptune	Louisiana	Gulf of Mexico	66.0% (2)	430	650
Sea Robin	Louisiana	Gulf of Mexico	53.6% (2)	348	650
Thompsonville	Texas	Eagle Ford	100.0%	330	330
Shoup	Texas	Eagle Ford	100.0%	280	280
Armstrong	Texas	Eagle Ford	100.0%	250	250
Gilmore	Texas	Frio-Vicksburg	100.0%	250	250
Toca	Louisiana	Gulf of Mexico	73.2% (2)	220	300
San Martin	Texas	Eagle Ford	100.0%	200	200
South Eddy (3)	New Mexico	Delaware	100.0%	200	200
Delmita	Texas	Frio-Vicksburg	100.0%	145	145
Carlsbad	New Mexico	Delaware	100.0%	130	130
Panola (4)	Texas	Cotton Valley	100.0%	125	125
Sonora	Texas	Strawn	100.0%	120	120
Shilling	Texas	Eagle Ford	100.0%	110	110
Venice	Louisiana	Gulf of Mexico	13.1% (5)	98	750
Indian Springs	Texas	Wilcox-Woodbine	75.0% (2)	90	120
Burns Point	Louisiana	Gulf of Mexico	50.0% (2)	80	160
Waha (6)	Texas	Delaware	50.0%	75	150
Chaparral	New Mexico	Delaware	100.0%	45	45
Fairway (4)	Texas	Cotton Valley	100.0%	5	5
Total				9,957	11,770

(1)   The approximate net gas processing capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)   We proportionately consolidate our undivided interest in these operating assets.
(3)   We completed construction and placed the South Eddy facility into service in May 2016.
(4)   Acquired in connection with Azure acquisition in April 2017.
(5)   Our ownership in the Venice plant is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C.
(6)   We completed construction and placed the Waha facility into service in August 2016.  Our ownership in the Waha plant is held indirectly through our equity method investment in Delaware Basin Gas Processing LLC.

We operate all of our natural gas processing facilities except for the Venice plant.  On a weighted-average basis, utilization rates for our natural gas processing plants were approximately 52.0%, 50.8% and 56.7% for the years ended December 31, 2017, 2016 and 2015, respectively.

Orla natural gas processing facility
An area of focus for us has been the development of midstream infrastructure serving producers in the Delaware Basin in West Texas and southeast New Mexico.  In June 2016, we announced plans to construct a cryogenic natural gas processing plant and related natural gas gathering lines near Orla, Texas in Reeves County.  Mixed NGLs extracted at the Orla facility will be delivered into our fully integrated NGL system, including the recently announced Shin Oak NGL Pipeline.  Residue natural gas volumes from the facility will be transported to the Waha area using our Texas Intrastate System. The Orla facility is designed to support the continued growth in NGL-rich natural gas production from the Delaware Basin and is supported by long-term customer commitments.  We will own and operate the Orla facility.

The Orla facility will be completed in three stages. The first processing train (“Orla I”) will have natural gas processing capacity of 300 MMcf/d and the capability to extract more than 40 MBPD of mixed NGLs. This first plant, along with Orla’s related pipeline infrastructure, are expected to begin service in the second quarter of 2018.  Construction of a second processing train (“Orla II”) was announced in June 2017. This second plant is expected to add 300 MMcf/d of incremental processing capacity to the Orla facility and increase the extraction rate for mixed NGLs up to 80 MBPD.   Orla II is expected to begin service in the fourth quarter of 2018.  In January 2018, we announced plans to construct a third processing train (“Orla III”) at the Orla facility.   Once Orla III is completed, the Orla facility will have 900 MMcf/d of total processing capacity and allow us to extract up to 120 MBPD of mixed NGLs.  Orla III is expected to begin service in the third quarter of 2019.

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

The results of operations from our NGL pipelines are primarily dependent upon the volume of NGLs transported (or capacity reserved) and the associated fees we charge for such transportation services. Transportation fees charged to shippers are based on either tariffs regulated by federal governmental agencies, including the Federal Energy Regulatory Commission (“FERC”), or contractual arrangements.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines.

Excluding linefill volumes and volumes shipped in connection with our marketing activities, we typically do not take title to the products transported by third party shippers on our NGL pipelines; rather, the third party shipper retains title and the associated commodity price risk.

The following table presents selected information regarding our NGL pipelines at February 1, 2018:

		Our
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
NGL pipelines:
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	8,083
South Texas NGL Pipeline System	Texas	100.0%	1,916
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,306
Seminole Pipeline (1)	Texas	100.0%	1,248
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,192
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,085
Louisiana Pipeline System (1)	Louisiana	100.0%	950
Texas Express Pipeline (1)	Texas	35.0% (2)	594
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (3)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (4)	447
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	280
Houston Ship Channel Pipeline System	Texas	100.0%	274
Rio Grande Pipeline (1)	Texas	70.0% (5)	249
Panola Pipeline (1)	Texas	55.0% (6)	249
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Promix NGL Gathering System	Louisiana	50.0% (7)	201
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (8)	168
Texas Express Gathering System	Texas	45.0% (9)	116
Others (seven systems) (10)	Various	Various (11)	423
Total			19,559

(1)   Interstate transportation services provided by these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
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
(6)   We own a 55% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC.
(7)   Our ownership interest in the Promix NGL Gathering System is held indirectly through our equity method investment in K/D/S Promix, L.L.C. (“Promix”).
(8)   We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(9)   Our ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC (“Texas Express Gathering”).
(10) Includes our Belle Rose and Wilprise pipelines located in the coastal regions of Louisiana; two Port Arthur pipelines located in southeast Texas; our San Jacinto pipeline located in East Texas; our Permian NGL lateral pipelines located in West Texas; Leveret pipeline in West Texas and New Mexico; and a pipeline in Colorado associated with our Meeker facility.  Transportation services provided by the Wilprise, Permian NGL and Leveret pipelines are regulated by federal governmental agencies.
(11) We own a 74.7% consolidated interest in the 30-mile Wilprise pipeline through our majority owned subsidiary, Wilprise Pipeline Company, LLC.  We proportionately consolidate our 50% undivided interest in a 45-mile segment of the Port Arthur pipelines.  The remainder of these NGL pipelines are wholly owned.

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 3,168 MBPD, 2,965 MBPD and 2,700 MBPD during the years ended December 31, 2017, 2016 and 2015, respectively.

The following information describes each of our principal NGL pipelines.  We operate our NGL pipelines with the exception of the Skelly-Belvieu Pipeline and Texas Express Gathering System.

▪
The Mid-America Pipeline System is an NGL pipeline system consisting of four primary segments:  the 3,167-mile Rocky Mountain pipeline, the 2,146-mile Conway South pipeline, the 2,138-mile Conway North pipeline, and the 632-mile Ethane-Propane Mix pipeline.  The Mid-America Pipeline System operates in 13 states: Colorado, Illinois, Iowa, Kansas, Minnesota, Missouri, Nebraska, New Mexico, Oklahoma, Texas, Utah, Wisconsin and Wyoming.  The Rocky Mountain pipeline transports mixed NGLs from the Rocky Mountain Overthrust and San Juan Basin areas to the Hobbs NGL hub located on the Texas-New Mexico border.  The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest.  NGL hubs such as those at Hobbs and Conway provide buyers and sellers a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines.  The Ethane-Propane Mix segment transports ethane/propane mix primarily to petrochemical plants in Iowa and Illinois from the NGL hub at Conway.  The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole Pipeline and Hobbs NGL fractionation and storage facility.  The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals that we own and operate.

Volumes transported on the Mid-America Pipeline System primarily originate from natural gas processing plants in the Rocky Mountains and Mid-Continent regions, as well as NGL fractionation and storage facilities in Kansas and Texas.

▪
The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas.  This system gathers and transports mixed NGLs from natural gas processing plants in South Texas (owned by us or third parties) to our NGL fractionators in South Texas and Mont Belvieu, Texas.  In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with common carrier NGL pipelines.  The South Texas NGL Pipeline System extends our ethane header system from Mont Belvieu, Texas to Corpus Christi, Texas.  The South Texas NGL Pipeline System also connects our South Texas NGL fractionators with our storage facility in Mont Belvieu, Texas.  The pipeline system includes a 168-mile segment that transports mixed NGLs from our Yoakum natural gas processing plant to our Mont Belvieu NGL fractionation and storage complex.  In addition, a 173-mile segment extends from our Yoakum facility to a third party natural gas processing plant located in LaSalle County, Texas, and provides NGL pipeline takeaway capacity for additional third party gas plants.

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

▪
The Seminole Pipeline transports NGLs from the Hobbs hub and the Permian Basin area of West Texas to markets in southeast Texas including our NGL fractionation facility in Mont Belvieu, Texas.  NGLs originating on the Mid-America Pipeline System are a significant source of throughput for the Seminole Pipeline, which is comprised of two parallel pipelines to Mont Belvieu – the Seminole Blue and Seminole Red lines.

▪
The ATEX, or Appalachia-to-Texas Express, pipeline primarily transports ethane in southbound service from four third-party owned NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu storage complex.  The ethane extracted by these fractionation facilities originates from the Marcellus and Utica Shale production areas.  ATEX operates in nine states:  Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.

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

▪
The Louisiana Pipeline System is a network of NGL pipelines located in southern Louisiana.  This system transports NGLs originating in Louisiana and Texas to refineries and petrochemical plants located along the Mississippi River corridor in southern Louisiana.  This system also provides transportation services for our natural gas processing plants, NGL fractionators and other assets located in Louisiana.  Originating from a central point in Henry, Louisiana, pipelines extend west to Lake Charles, Louisiana, north to an interconnect with the Dixie Pipeline at Breaux Bridge, Louisiana and east in Louisiana, where our Promix and Norco NGL fractionators and related storage facilities are located.

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

▪
The Skelly-Belvieu Pipeline transports mixed NGLs from Skellytown, Texas to Mont Belvieu, Texas.  The Skelly-Belvieu Pipeline receives a significant quantity of NGLs through pipeline interconnects with our Mid-America Pipeline System in Skellytown.

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

Shin Oak NGL Pipeline
In April 2017, we announced plans to build a 24-inch diameter pipeline (the “Shin Oak NGL Pipeline” or “Shin Oak”) to transport growing NGL production from the Permian Basin to our NGL fractionation and storage complex located in Mont Belvieu, Texas.  The Shin Oak NGL Pipeline is expected to have an initial design capacity of 250 MBPD and be expandable to up to 600 MBPD.  The project is supported by long-term shipper commitments and is expected to be placed into service during the second quarter of 2019.

NGL fractionation
We own or have interests in 14 NGL fractionators, located in Texas and Louisiana, which separate mixed NGL streams into purity NGL products for third party customers and also our NGL marketing activities.  The primary sources of mixed NGLs fractionated in the U.S. are domestic natural gas processing plants, crude oil refineries and imports of butane and propane mixtures.  Mixed NGLs sourced from domestic natural gas processing plants and crude oil refineries are typically transported to NGL fractionation facilities by NGL pipelines and, to a lesser extent, by railcar and truck.

Mixed NGLs extracted by domestic natural gas processing plants represent the largest source of volumes processed by our NGL fractionators.  Based upon industry data, we believe that sufficient volumes of mixed NGLs, especially those originating from natural gas processing plants located in West Texas, along the Gulf Coast and in the Rocky Mountains and Mid-Continent regions, will be available for fractionation in commercially viable quantities for the foreseeable future.  Significant volumes of mixed NGLs are contractually committed to be processed at our NGL fractionators by joint owners and third party customers.

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

The following table presents selected information regarding our primary NGL fractionation facilities at February 1, 2018:

		Our	Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Mont Belvieu	Texas	Various (2)	572	670
Shoup and Armstrong	Texas	100.0%	93	93
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (3)	73	145
Baton Rouge	Louisiana	32.2% (4)	19	60
Total			907	1,118

(1)   The approximate net plant capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.
(2)   Six of our eight Mont Belvieu NGL fractionators are held jointly with third parties.  We proportionately consolidate a 75% undivided interest in three units and substantially all of a fourth unit.  We own a 75% consolidated equity interest in NGL fractionators VII and VIII through our majority owned subsidiary, Enterprise EF78 LLC.  The remaining two units, NGL fractionators V and VI, are wholly owned by us.
(3)   Our ownership interest in the Promix fractionator is held indirectly through our equity method investment in Promix.
(4)   Our ownership interest in the Baton Rouge fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC (“BRF”).

On a weighted-average basis, overall utilization rates for our NGL fractionators were 91.0%, 90.2% and 90.1% during the years ended December 31, 2017, 2016 and 2015, respectively.  We operate all of our NGL fractionators.  The following information describes each of our principal NGL fractionators:

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

In March 2017, we resumed construction of our ninth NGL fractionator at Mont Belvieu in anticipation of increased NGL production from the Permian Basin.  The new fractionator, which is expected to be completed by mid-2018, would have a nameplate capacity of 85 MBPD.  Upon completion of this expansion project, we would have approximately 755 MBPD of total NGL fractionation capacity at our Mont Belvieu complex.

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

NGL and related product storage facilities
We utilize underground storage caverns and above ground storage tanks to store mixed and purity NGLs, petrochemical and related products owned by us and our customers.  The results of operations from our storage facilities are dependent upon the level of storage capacity reserved by customers, the volume of product delivered into and withdrawn from storage and the level of associated fees we charge. The following table presents selected information regarding our NGL and related product storage assets at February 1, 2018:

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

We operate these facilities, with the exception of certain Louisiana storage locations, the leased Markham facility in Texas and another leased facility in Kansas.  Our largest underground storage facility is located in Mont Belvieu, Texas.  This facility consists of 37 underground storage caverns used to store and redeliver mixed NGLs and NGL purity, petrochemical and related products for industrial customers located along the upper Texas Gulf Coast.  This facility has an aggregate usable storage capacity of approximately 130 MMBbls, a brine system with approximately 31 MMBbls of above-ground brine storage pit capacity and four wells available for brine production.

NGL export terminals and related operations
We own and operate marine export and import terminals for NGLs. The results of operations of these facilities, all of which are located on the Houston Ship Channel, are primarily dependent upon the level of volumes handled and the associated loading/unloading fees we charge for such services.

Enterprise Hydrocarbons Terminal
We own and operate a marine terminal facility, the Enterprise Hydrocarbons Terminal (or “EHT”), located on the Houston Ship Channel that provides terminaling services to major integrated oil companies, exporters, marketers, distributors and chemical companies.  EHT has extensive waterfront access consisting of seven deep-water ship docks and two barge docks.  The terminal can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.  We believe that our location on the Houston Ship Channel to the east of the Beltway 8 bridge enables us to handle larger vessels than our competitors who are located to the west of the Beltway 8 bridge because our waterfront has fewer draft and beam (width) restrictions.  The size and structure of our waterfront at the Houston facility allows us not only to receive and unload products for our customers, but also to provide third party docking services for which we receive throughput fees.

EHT’s facilities include those that can load cargoes of fully refrigerated, low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Currently, EHT’s loading rate for LPG (its nameplate capacity) is approximately 27,500 barrels per hour.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays such as the Permian Basin and Eagle Ford Shale and international demand for propane as a feedstock in ethylene plant operations and for power generation and heating purposes.  On average, LPG loading volumes at EHT were 424 MBPD, 420 MBPD and 299 MBPD during the years ended December 31, 2017, 2016 and 2015, respectively.

The primary customer of EHT is our NGL marketing group, which uses EHT to meet the needs of export customers. NGL marketing transacts with these customers using long-term sales contracts with take-or-pay provisions and/or exchange agreements.  In recent years, the U.S. has become the largest exporter of LPG in the world, with shipments originating from EHT playing a key role.  Of the LPG cargoes we loaded for export at EHT during the year ended December 31, 2017, the destination markets were as follows: 56% to Asia; 20% to Central and South America; 14% to North America and the Caribbean; 9% to Europe and Africa; and 1% to other destinations, including Australia and the Middle East.  Based on available information, our LPG sales to export customers represented the following percentage of each destination market’s approximate total supply: 57% for Central and South America; 43% for Asia; 40% for North America and the Caribbean; 27% for Europe and Africa; and 23% for other destinations, including Australia and the Middle East.

We also own and operate an NGL import terminal located at the EHT facility.  This import terminal can offload NGLs from tanker vessels at rates up to 14,000 barrels per hour depending on the product.  Our NGL import volumes for the last three years were minimal.

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

Morgan’s Point Ethane Export Terminal
In September 2016, we placed our Morgan’s Point Ethane Export Terminal, which is located on the Houston Ship Channel, into commercial service.  The terminal has an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour of fully refrigerated ethane and is the largest of its kind in the world.  Ethane volumes handled by the terminal are sourced from our Mont Belvieu NGL fractionation and storage complex.  The terminal is supported by customer volume commitments that increase to over 180 MBPD within the next three years (depending on customer elections).

The Morgan’s Point Ethane Export Terminal supports growing international demand for abundant U.S. ethane from shale plays, which offers the global petrochemical industry a low-cost feedstock option and supply diversification. We estimate that U.S. ethane production capacity currently exceeds U.S. demand by 500 to 600 MBPD and could exceed demand by up to 350 MBPD in 2020, after considering the estimated incremental demand from new third party ethylene facilities that are being constructed on the Gulf Coast.  By providing producers with access to the export market, the Morgan’s Point Ethane Export Terminal supports continued development of U.S. energy reserves.

Crude Oil Pipelines & Services Segment

Our Crude Oil Pipelines & Services business segment includes approximately 5,800 miles of crude oil pipelines, crude oil storage and marine terminals, and associated crude oil marketing activities.

Crude oil pipelines
We have crude oil gathering and transportation pipelines located in Oklahoma, New Mexico and Texas. The results of operations from providing crude oil transportation services is primarily dependent upon the volume handled (or capacity reserved) and the level of fees charged (typically on a per barrel basis). Fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of crude oil pipelines.

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2018:

		Our	Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Crude oil pipelines:
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (2)	1,273
Red River System (1)	Texas, Oklahoma	100.0%	1,129
West Texas System (1)	Texas, New Mexico	100.0%	862
South Texas Crude Oil Pipeline System	Texas	100.0%	647
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (3)	607
EFS Midstream System	Texas	100.0%	471
Midland-to-ECHO Pipeline System	Texas	100.0%	416
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (4)	378
Total			5,783

(1)   Transportation services provided by these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)   Our ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Pipeline Company LLC (“Seaway”).
(3)   We proportionately consolidate our undivided interest in the Basin Pipeline.
(4)   Our ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes for these pipelines were 1,820 MBPD, 1,388 MBPD and 1,474 MBPD during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Freeport System consists of two marine ship docks and one barge dock to facilitate imports and exports, three pipelines and other related facilities that transport crude oil to and from Freeport, Texas and the Jones Creek terminal.  The Texas City System consists of two marine ship docks that facilitate imports and exports, and storage tanks, various pipelines and related facilities that transport crude oil to refineries in the Texas City, Texas area and to and from terminals in the Galena Park, Texas area, our Enterprise Crude Houston (“ECHO”) terminal and locations along the Houston Ship Channel.  The Texas City System also receives production from certain offshore Gulf of Mexico developments.  The intrastate transportation capacity of the Freeport System and Texas City System is approximately 480 MBPD and 800 MBPD, respectively.

In total, the Seaway Pipeline includes 21 storage tanks located along the Texas Gulf Coast having a combined 9.6 MMBbls of operational crude oil storage tank capacity (4.8 MMBbls net to our ownership interest).  This includes four storage tanks that are located at our ECHO terminal, two of which are owned by Seaway and two that we lease to Seaway.

▪
The Red River System gathers and transports crude oil from North Texas and southern Oklahoma for delivery to local refineries and pipeline interconnects for further transportation to the Cushing hub.  The Red River System includes 1.1 MMBbls of operational crude oil storage capacity.

▪
The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility in Midland, Texas.  The West Texas System includes 0.6 MMBbls of operational crude oil storage capacity.

▪
The South Texas Crude Oil Pipeline System transports crude oil and condensate originating in South Texas to the Greater Houston area.  The system includes 3.6 MMBbls of operational crude oil storage capacity, including 1.8 MMBbls located in Sealy, Texas. The South Texas Crude Oil Pipeline System also includes our Rancho II pipeline, which extends 89-miles from Sealy, Texas to our ECHO terminal.  From ECHO, we have connectivity to refineries and downstream assets including our export dock facilities.

▪
The Basin Pipeline transports crude oil from the Permian Basin in West Texas and southern New Mexico to the Cushing hub.  The Basin Pipeline includes approximately 6 MMBbls of operational crude oil storage capacity (0.8 MMBbls net to our ownership interest).

▪
The EFS Midstream System serves producers in the Eagle Ford Shale, providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The EFS Midstream System includes 471 miles of gathering pipelines, 11 central gathering plants having a combined condensate storage capacity of 0.3 MMBbls, 171 MBPD of condensate stabilization capacity and 1.0 Bcf/d of associated natural gas treating capacity.

We acquired the EFS Midstream System in July 2015.  For information regarding this acquisition, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

▪
The Midland-to-ECHO Pipeline System transports crude oil and condensate from the Permian Basin to markets in southeast Texas.  This new 24-inch diameter pipeline, which is expected to be fully operational in the second quarter of 2018, has a design capacity of 450 MBPD. The pipeline originates at our Midland, Texas crude oil terminal and extends 416 miles to our Sealy, Texas storage facility. Volumes arriving at Sealy are then transported to our ECHO terminal using our Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System.  When fully completed in 2018, the Midland-to-ECHO Pipeline System will include 3.8 MMBbls of operational crude oil storage capacity. Using the ECHO terminal, shippers on the Midland-to-ECHO Pipeline System have access to every refinery in Houston, Texas City, Beaumont and Port Arthur, Texas, as well as our crude oil export dock facilities.  In November 2017, we began limited service on our Midland-to-ECHO pipeline by moving a single grade of crude oil from the Permian Basin to the Houston refining and export market.

▪
The Eagle Ford Crude Oil Pipeline System transports crude oil and condensate for producers in South Texas.  The system, which is effectively looped and has a capacity to transport over 600 MBPD of light and medium grades of crude oil, consists of 378 miles of crude oil and condensate pipelines originating in Gardendale, Texas and extending to Corpus Christi, Texas.  The system also interconnects with our South Texas Crude Oil Pipeline System in Wilson County, Texas.  The Eagle Ford Crude Oil Pipeline System includes an aggregate 4.5 MMBbls of operational storage capacity across its system (2.2 MMBbls net to our ownership interest) and a marine barge terminal in Corpus Christi.

In addition, we are joint owners of a new deep-water marine crude oil terminal that is being constructed in Corpus Christi that is designed to handle a variety of ocean-going vessels.  The new terminal is expected to be placed into service during the third quarter of 2018.

Crude oil terminals
In addition to the operational storage capacity associated with our crude oil pipelines, we also own and operate crude oil terminals located in Houston, Midland and Beaumont, Texas and Cushing, Oklahoma that are used to store crude oil for us and our customers.  In conjunction with other aspects of our midstream network, our crude oil terminals provide Gulf Coast refiners with an integrated system featuring supply diversification, significant storage capabilities and a high capacity pipeline distribution system that is connected to customers having an aggregate refining capacity of approximately 4.4 MMBPD.

The results of operations from crude oil terminal storage services are primarily dependent upon the level of volumes stored and the length of time such storage occurs, including the level of firm storage capacity reserved, pumpover volumes and the fees associated with each activity.  If the terminal offers marine services, the results of operations from these activities are primarily dependent upon the level of volumes handled and the associated loading/unloading fees we charge for such services.

The following table presents selected information regarding our crude oil terminals at February 1, 2018:

		Our	Storage
		Ownership	Capacity
Description of Asset	Location(s)	Interest	(MMBbls)
Crude oil terminals:
EHT crude oil storage facility	Texas	100.0%	21.3
ECHO terminal	Texas	100.0%	5.6
Beaumont Marine West Crude Oil terminal	Texas	100.0%	4.1
Cushing terminal	Oklahoma	100.0%	3.5
Midland terminal	Texas	100.0%	2.5
Morgan’s Point terminal	Texas	100.0%	0.1
Total			37.1

The following information describes each of our principal crude oil terminals, all of which we operate.

▪
The EHT crude oil storage facility is one of the largest such facilities on the Gulf Coast with 21.3 MMBbls of aggregate crude oil storage capacity through the use of 77 above-ground storage tanks.  This storage facility is part of our EHT complex, which has extensive waterfront access consisting of seven deep-water ship docks and two barge docks.

▪
The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston, Texas City and Beaumont/Port Arthur areas.  The ECHO terminal also has connections to marine terminals, including our EHT crude oil terminal, that provide access to any refinery on the U.S. Gulf Coast.  Excluding four tanks aggregating 1.8 MMBbls of storage capacity owned or leased by Seaway, the ECHO terminal has 5.6 MMBbls of aggregate storage capacity through the use of 13 above-ground storage tanks.

▪
The Beaumont Marine West Crude Oil terminal is a marine terminal complex located on the Neches River near Beaumont, Texas.  This complex has an aggregate crude oil storage capacity of 4.1 MMBbls through the use of 12 above-ground storage tanks.   In addition, this terminal includes four deep-water docks and two barge docks to facilitate the exporting and importing of crude oil and related products.

▪
The Cushing terminal provides crude oil storage, pumpover and trade documentation services.  Our terminal in Cushing, Oklahoma has an aggregate storage capacity of 3.5 MMBbls through the use of 20 above-ground storage tanks.

▪
The Midland terminal provides crude oil storage, pumpover and trade documentation services.  The Midland, Texas terminal has an aggregate storage capacity of 2.5 MMBbls through the use of 12 above-ground storage tanks.

Crude oil marketing activities
Our crude oil marketing activities generate revenues from the sale and delivery of crude oil and condensate purchased either directly from producers or from others on the open market.  The results of operations from our crude oil marketing activities are primarily dependent upon the difference, or spread, between crude oil and condensate sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, sales prices referenced in the underlying contracts are market-based and include pricing differentials for factors such as delivery location or crude oil quality.  We also use derivative instruments to mitigate our exposure to commodity price risks associated with our crude oil marketing activities.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 495 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport crude oil.

Natural Gas Pipelines & Services Segment

Our Natural Gas Pipelines & Services business segment includes approximately 19,700 miles of natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  This segment also includes our natural gas marketing activities.

Natural gas pipelines and related storage assets
Our natural gas pipeline systems gather and transport natural gas from producing regions such as the Permian, Eagle Ford Shale, Haynesville Shale, and the Piceance, San Juan and Greater Green River supply basins. In addition, certain of these pipelines receive natural gas production from Gulf of Mexico developments through coastal pipeline interconnects with third party offshore pipelines. Our natural gas pipelines redeliver the natural gas to processing facilities, electric generation plants, local gas distribution companies, industrial or municipal customers, storage facilities or other onshore pipelines.

The results of operations from our natural gas pipelines and related storage assets are primarily dependent upon the volume of natural gas transported or stored, the level of firm capacity reservations made by shippers, and the associated fees we charge for such activities.  Transportation fees charged to shippers (typically per MMBtu of natural gas) are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of natural gas pipelines.

The following table presents selected information regarding our natural gas pipelines and related storage assets at February 1, 2018:

				Approximate Net Capacity
		Our			Usable
		Ownership	Length	Pipelines	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(Bcf)
Natural gas pipelines and storage:
Texas Intrastate System (1)	Texas	Various (4)	7,261	6,295	12.9
Acadian Gas System (1)	Louisiana	100.0% (5)	1,317	3,100	1.3
Jonah Gathering System	Wyoming	100.0%	761	2,360	--
Piceance Basin Gathering System	Colorado	100.0%	190	1,800	--
San Juan Gathering System	New Mexico, Colorado	100.0%	6,119	1,750	--
White River Hub (2)	Colorado	50.0% (6)	10	1,500	--
Haynesville Gathering System	Louisiana, Texas	100.0%	357	1,300	--
BTA Gathering System(3)	Texas	100.0%	753	1,000	--
Permian Basin Gathering System	Texas, New Mexico	100.0%	1,553	505	--
Fairplay Gathering System (3)	Texas	100.0% (7)	272	285	--
Indian Springs Gathering System (3)	Texas	80.0% (8)	148	160	--
Delmita Gathering System	Texas	100.0%	204	145	--
South Texas Gathering System	Texas	100.0%	518	143	--
Big Thicket Gathering System	Texas	100.0%	249	60	--
Total			19,712		14.2

(1)   Transportation services provided by these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(2)   Services provided by the White River Hub are regulated by federal governmental agencies.
(3)   Transportation services provided by these systems are regulated in part by state governmental agencies.
(4)   Of the 7,261 miles comprising the Texas Intrastate System, we lease 240 miles from a third party.  We proportionately consolidate our undivided interests, which range from 22% to 80%, in 1,471 miles of pipeline.  Our Wilson natural gas storage facility consists of five underground salt dome natural gas storage caverns with 12.9 Bcf of usable storage capacity, four of which (comprising 6.9 Bcf of usable capacity) are held under an operating lease that expires in January 2028.  The remainder of our Texas Intrastate System is wholly owned.
(5)   The Acadian Gas System is wholly owned except for an underground salt dome natural gas storage facility held under an operating lease that expires in December 2018.
(6)   Our ownership interest in the White River Hub facility is held indirectly through our equity method investment in White River Hub, LLC (“White River Hub”).
(7)   The Fairplay Gathering System includes approximately 52 miles of pipeline held under an operating lease.
(8)   We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 57.1%, 57.4% and 59.3% during the years ended December 31, 2017, 2016 and 2015, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

The following information describes each of our principal natural gas pipelines.  With the exception of the White River Hub and certain segments of the Texas Intrastate System, we operate our natural gas pipelines and storage facilities.

▪
The Texas Intrastate System is comprised of the 6,634-mile Enterprise Texas pipeline system and the 627-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas such as the Permian Basin and Eagle Ford and Barnett Shales for redelivery to local gas distribution companies and electric generation, industrial and municipal consumers as well as to connections with other intrastate and interstate pipelines.  The Texas Intrastate System serves various commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.  The Wilson natural gas storage facility, which is an important part of the Texas Intrastate System, is comprised of a network of leased and owned underground salt dome storage caverns located in Wharton County, Texas.

▪
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 589-mile Cypress pipeline, 427-mile Acadian pipeline, 275-mile Haynesville Extension pipeline and 26-mile Enterprise Pelican pipeline.  The Acadian Gas System includes a leased underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric generation plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.

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

▪
The Haynesville Gathering System consists of the 214-mile State Line gathering system, the 73-mile Southeast Mansfield gathering system, the 70-mile Southeast Stanley gathering system and three natural gas treating plants.  The Haynesville Gathering System gathers natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Haynesville Extension pipeline) markets served by our Acadian Gas System.

▪
The BTA Gathering System gathers natural gas from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.  We acquired this system in April 2017 from Azure Midstream Partners, LP and its operating subsidiaries (collectively, “Azure”) for $191.4 million in cash.  The acquired business assets, which are located primarily in East Texas, include 753 miles of natural gas gathering pipelines and two natural gas processing plants (Panola and Fairway, which are part of our NGL Pipelines & Services segment).  For information regarding this acquisition, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

▪
The Permian Basin Gathering System is comprised of the 973-mile Carlsbad pipeline system and 580-mile Waha pipeline system. The Permian Basin Gathering System gathers natural gas from the Permian Basin region of Texas and New Mexico for delivery to natural gas processing plants, including our Chaparral, Carlsbad, South Eddy and Waha plants, and delivers processed natural gas into the El Paso Natural Gas and Transwestern pipelines and our Texas Intrastate System.

▪	The Fairplay Gathering System gathers natural gas produced from the Cotton Valley formation within Panola and Rusk Counties in East Texas for delivery to regional markets.

In addition to our natural gas pipelines, we own and operate a natural gas treating facility (the “Central Treating Facility”) located in Rio Blanco County, Colorado.  This facility can treat up to 200 MMcf/d of natural gas and serves producing properties in the Piceance Basin.  Natural gas delivered to the Central Treating Facility is treated to remove impurities and transported to our Meeker gas plant for further processing.

Natural gas marketing activities
Our natural gas marketing activities generate revenues from the sale and delivery of natural gas purchased from producers, regional natural gas processing plants and on the open market.  Our natural gas marketing customers include local gas distribution companies and electric generation plants. The results of operations from our natural gas marketing activities are primarily dependent upon the difference, or spread, between natural gas sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, sales prices referenced in the underlying contracts are market-based and may include pricing differentials for factors such as delivery location.

We are exposed to commodity price risk to the extent that we take title to natural gas volumes in connection with our natural gas marketing activities and certain intrastate natural gas transportation contracts.  In addition, we purchase and resell natural gas for certain producers that use our San Juan, Piceance, Permian Basin and Jonah Gathering Systems and certain segments of our Acadian Gas and Texas Intrastate Systems.  Also, several of our natural gas gathering systems, while not providing marketing services, have some exposure to risks related to fluctuations in commodity prices through transportation arrangements with shippers.  For example, nearly all of the transportation revenues generated by our San Juan Gathering System are based on a percentage of a regional natural gas price index.  This index may fluctuate based on a variety of factors, including changes in natural gas supply and consumer demand.  We attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Petrochemical & Refined Products Services Segment

Our Petrochemical & Refined Products Services business segment includes: (i) propylene production facilities, which include our propylene fractionation units and recently completed propane dehydrogenation (“PDH”) facility, approximately 800 miles of pipelines, and associated marketing operations; (ii) a butane isomerization complex and related deisobutanizer (“DIB”) operations; (iii) octane enhancement and high purity isobutylene (“HPIB”) production facilities; (iv) refined products pipelines aggregating approximately 4,100 miles, terminals and associated marketing activities; and (v) marine transportation.

Propylene production and related operations
This business area consists of seven propylene fractionation (or splitter) units, our recently constructed PDH facility, 795 miles of related pipelines, and associated marketing activities.  With the exception of the Lake Charles PGP Pipeline in Louisiana, we operate all of our propylene production assets and related pipelines.

Propylene is a key feedstock used by the petrochemical industry.  There are three grades of propylene; polymer grade (“PGP”) with a minimum purity of 99.5%; chemical grade (“CGP”) with a minimum purity of approximately 93-94%; and refinery grade (“RGP”) with a purity of approximately 70%.  In 2017, the global demand for propylene (PGP and CGP combined) was estimated at 104 million tons.  The PDH facility produces PGP using propane feedstocks.  Propylene fractionation units separate RGP, which is a mixture of propane and propylene, into either PGP or CGP.  The demand for PGP primarily relates to the manufacture of polypropylene, which has a variety of end uses including packaging film, fiber for carpets and upholstery and molded plastic parts for appliances and automotive, houseware and medical products.  CGP is a basic petrochemical used in the manufacturing of plastics, synthetic fibers and foams.

Our recently constructed PDH facility at Mont Belvieu has the capacity to produce up to 1.65 billion pounds per year, or approximately 25 MBPD, of PGP.  At this nameplate production rate, the facility is expected to consume approximately 35 MBPD of propane as feedstock.  The PDH facility is integrated with our legacy Mont Belvieu propylene fractionation units, which provides us with operational reliability and flexibility for both the PDH facility and the fractionation units.  The facility’s construction is underwritten by long-term fee-based contracts that feature minimum volume commitments. We expect the PDH facility to enter full service during the first quarter of 2018.

We have initiated legal proceedings involving the former general contractor for the PDH facility.  For a summary of this litigation, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The results of operations from our propylene fractionation units are generally dependent upon toll processing arrangements with customers. The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the level of fees charged to shippers.

We purchase RGP on the open market for fractionation at our facilities and sell the resulting PGP at market-based prices. The results of operations from these petrochemical marketing activities are primarily dependent upon the difference, or spread, between the sales prices of the products and associated purchase and other costs, including those costs attributable to the use of our assets. To limit the exposure of these marketing activities to price risk, we attempt to match the timing and price of our feedstock purchases with those of the sales of end products.

Our petrochemical marketing activities also include the results of operations of our PDH facility. We purchase propane for our PDH facility to process into PGP, which is then sold to customers under long-term sales contracts (take-or-pay arrangements) that feature minimum volume commitments and contractual pricing that minimizes our commodity price risk.

In order to meet the demand of international customers, this business also includes export assets located at our EHT complex that are capable of loading up to 5,000 metric tons per day of refrigerated PGP.

The following table presents selected information regarding our propylene fractionation units at February 1, 2018:

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

We produce PGP at our Mont Belvieu, Texas propylene fractionation units and CGP at our BRPC facility located in Baton Rouge, Louisiana.  On a weighted-average basis, the overall utilization rate of our propylene fractionation facilities was approximately 89.9%, 81.9% and 80.5% during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents selected information regarding our propylene pipelines at February 1, 2018:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Petrochemical pipelines:
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	263
Texas City RGP Gathering System	Texas	100.0%	168
North Dean Pipeline System	Texas	100.0%	157
Propylene Splitter PGP Distribution System	Texas	100.0%	82
Sorrento-to-Breaux Bridge RGP Pipeline	Louisiana	100.0%	63
Lake Charles PGP Pipeline	Texas, Louisiana	50.0% (1)	27
La Porte PGP Pipeline	Texas	80.0% (2)	20
Sabine Pipeline	Texas, Louisiana	100.0%	15
Total			795

(1)   We proportionately consolidate our undivided interest in the Lake Charles PGP Pipeline.
(2)   We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 106 MBPD, 121 MBPD and 126 MBPD during the years ended December 31, 2017, 2016 and 2015, respectively.

The Lou-Tex Propylene pipeline is used to transport CGP from Sorrento, Louisiana to Mont Belvieu, Texas.  In June 2015, we announced plans to convert the Lou-Tex Propylene pipeline from CGP to PGP service.  This conversion is scheduled for completion in 2020.

In June 2015, we announced plans for the construction of a 63-mile, 10-inch diameter pipeline that would transport RGP between Sorrento and Breaux Bridge, Louisiana.  The Sorrento-to-Breaux Bridge RGP Pipeline was completed and placed into service in the fourth quarter of 2017.

Isomerization and related operations
At Mont Belvieu, Texas, we own and operate three isomerization units having an aggregate processing capacity of 116 MBPD that comprise the largest commercial isomerization facility in the U.S.  These operations also include a 70-mile pipeline system used to transport high-purity isobutane from Mont Belvieu, Texas to Port Neches, Texas that we own and operate.

The demand for commercial isomerization services depends upon the energy industry’s requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  Isomerization units convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  DIB units, of which we own and operate nine located at our Mont Belvieu complex, then separate the isobutane from the normal butane.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline. We also use certain of our DIB units to fractionate mixed butanes produced from NGL fractionation activities, from imports and from other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to capture opportunities resulting from fluctuations in demand and prices for different types of butane.

The results of operations from our isomerization business are generally dependent on the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers.

Our isomerization assets provide processing services to meet the needs of third party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility. On a weighted-average basis, the utilization rates of our isomerization facility were approximately 92.2%, 93.1% and 82.8% during the years ended December 31, 2017, 2016 and 2015, respectively.

In January 2018, we announced plans to expand our butane isomerization facility by up to 30 MBPD of incremental capacity.   This expansion is supported by new long-term agreements, including a 20-year, 35 MBPD fee-based, tolling arrangement, to provide butane isomerization, storage and pipeline services.

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

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of combined isooctane, isobutylene and MTBE production volumes, which averaged 23 MBPD, 19 MBPD and 15 MBPD for the years ended December 31, 2017, 2016 and 2015, respectively.  Octane enhancement production volumes for 2015 were adversely impacted by extended maintenance outages.

We also own and operate a facility located on the Houston Ship Channel that produces up to 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our Mont Belvieu octane enhancement facility.  HPIB is used in the formulation of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 75.9%, 58.4% and 54.8% for the years ended December 31, 2017, 2016 and 2015, respectively.

The results of operations from our octane enhancement and HPIB facilities are generally dependent on the level of production volumes and the difference, or spread, between the sales prices of the products (e.g., MTBE and isobutylene) and the associated feedstock purchase costs (e.g., methanol and high-purity isobutane) and other operating expenses.

Isobutane Dehydrogenation Unit
In January 2017, we announced plans to construct a new isobutane dehydrogenation (“iBDH”) unit at our Mont Belvieu complex that is expected to have the capability to produce 425,000 tons per year of isobutylene.  The project, which is underwritten by long-term contracts with investment-grade customers, is expected to be completed in the fourth quarter of 2019.  Isobutylene produced by the new plant will also provide additional feedstocks for our downstream octane enhancement and petrochemical facilities.

Historically, steam crackers and refineries have been the major source of propane and butane olefins for downstream use.  However, with the increased use of light-end feedstocks, specifically ethane, the need for on-purpose olefins production has increased.  Like our PDH facility, the iBDH plant will help meet market demand where traditional supplies have been reduced.  The new iBDH plant will increase our production of both high purity and low purity isobutylene, which are used as feedstock to manufacture lubricants, rubber products and alkylate for gasoline blendstock, as well as methyl tertiary butyl ether (“MTBE”) for export.

Refined products pipelines
We own and operate the TE Products Pipeline, which is a 3,317-mile pipeline system comprised of 2,992 miles of regulated interstate pipelines and 325 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service.  The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.  The results of operations for this pipeline system are dependent upon the volume of products transported and the level of fees charged to shippers.  The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC.

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

	For the Year Ended December 31,
	2017	2016	2015
Refined products transportation (MBPD)	456	474	444
Petrochemical transportation (MBPD)	156	164	144
NGL transportation (MBPD)	57	55	55

The TE Products Pipeline system includes five non-regulated refined products truck terminals and 18.5 MMBbls of refined products storage capacity.  In addition, the system includes 3.7 MMBbls of NGL storage capacity, the assets of which are accounted for under our NGL Pipelines & Services business segment.

The TE Products Pipeline is subject to federal regulation.  See “Regulatory Matters” within this Part I, Item 1 and 2 discussion for additional information regarding governmental oversight of liquids pipelines, including tariffs charged for transportation services.

Centennial
We own a 50% equity interest in the Centennial Pipeline, which is a 795-mile refined products pipeline that extends from Beaumont, Texas to Bourbon, Illinois.  The Centennial Pipeline includes a refined products storage terminal located near Creal Springs, Illinois with a gross storage capacity of 2.3 MMBbls (1.2 MMBbls net to our ownership interest).  The Centennial Pipeline is idle; however, we continue to evaluate potential projects that could repurpose the line.

Refined products marine terminals
We own and operate refined products marine terminals located on the Neches River near Beaumont, Texas that include five deep-water ship docks and three barge docks.  In addition, these terminals have access to approximately 7.4 MMBbls of aggregate refined products storage capacity.

This business also includes refined products marine terminal assets at EHT, which is located on the Houston Ship Channel.  In addition to providing vessel loading and unloading services for refined products, EHT’s refined products operations include 2.0 MMBbls of aggregate storage capacity through the use of 24 above-ground storage tanks.

The results of operations for these marine terminals are primarily dependent upon the volume handled and the associated storage and other fees we charge.

Refined products marketing activities
Our refined products marketing activities generate revenues from the sale and delivery of refined products obtained on the open market.  The results of operations from our refined products marketing activities are primarily dependent upon the difference, or spread, between product sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets.  In general, we sell our refined products at market-based prices, which may include pricing differentials for factors such as grade and delivery location.  We use derivative instruments to mitigate our exposure to commodity price risks associated with our refined products marketing activities.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

Marine transportation
Our marine transportation business consists of 61 tow boats and 138 tank barges that are used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products along key U.S. inland and intracoastal waterway systems.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity. Our marine transportation assets serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida and the Tennessee-Tombigbee Waterway system.  We own and operate shipyard and repair facilities located in Houma and Morgan City, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.

The results of operations of our marine transportation business are generally dependent upon the level of fees charged (e.g., set day rates or fee per cargo movement) to transport petroleum products.

Our fleet of marine vessels operated at an average utilization rate of 86.3%, 85.2% and 87.9% during the years ended December 31, 2017, 2016 and 2015, respectively.

Our marine transportation business is subject to regulation, including by the U.S. Department of Transportation (“DOT”), Department of Homeland Security, U.S. Department of Commerce and the U.S. Coast Guard (“USCG”).  For information regarding these regulations, see “Regulatory Matters – Federal Regulation of Marine Operations,” within this Part I, Item 1 and 2 discussion.

Ethylene export terminal and related operations
In April 2017, we announced two expansion projects that will further develop our ethylene infrastructure in the Houston, Texas area.  First, we plan to repurpose a large, high-capacity ethane storage well at our Mont Belvieu, Texas complex into ethylene storage.  Following completion of this project, which is expected in the fourth quarter of 2018, the 5.3 MMBbl cavern will be able to inject/withdraw ethylene at a rate of 210,000 pounds per hour (or approximately 2,000 barrels per hour) and is expandable to 420,000 pounds per hour (or approximately 4,000 barrels per hour).  There are eight third party ethylene pipelines within a half-mile of the ethylene storage system, providing significant connectivity opportunities for the high-capacity system.

Further supporting our ethylene capabilities, we also plan to build a 24-mile, 12-inch or larger diameter ethylene pipeline extending from Mont Belvieu to Bayport, Texas.  The new pipeline would have the potential to connect both producing and consuming customers located south of the Houston Ship Channel to our facility in Mont Belvieu.

Ethylene Export Marine Terminal
In January 2018, we announced the formation of a new 50/50 joint venture with Navigator Holdings Ltd. (“Navigator”) to construct, own and operate an ethylene export facility along the U.S. Gulf Coast.  The export facility is expected to have the capacity to export approximately 1 million tons of ethylene per year, with loading rates of approximately 1,000 tons per hour.  In addition, the facility is expected to include refrigerated storage for 30,000 tons of ethylene.   The project, which is underwritten by long-term contracts with customers, is expected to be completed in the first quarter of 2020.  The location and final investment decisions for the terminal are subject to reaching acceptable arrangements with local taxing authorities.

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

In June 2016, new pipeline safety legislation, the “Securing America’s Future Energy:  Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016” (the “SAFE PIPES Act”) was signed into law. Extending the PHMSA’s statutory mandate through 2019, the SAFE PIPES Act establishes or continues the development of requirements affecting pipeline safety including, but not limited to, the following: (i) providing the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing; (ii) obligating the PHMSA to develop safety standards for natural gas storage facilities by June 22, 2018; and (iii) requiring the PHMSA to complete certain of the outstanding mandates under existing legislation and to report to Congress on the status of overdue rulemakings.  The development and/or implementation of more stringent requirements pursuant to regulations implementing all of the requirements of the Pipeline Safety Act or the SAFE PIPES Act could cause us to incur increased capital costs and costs of operation as necessary to comply with such standards, which costs could be significant.  These new regulations could increase our operating costs which could have an adverse effect on our financial position, results of operations and cash flows.  Until the proposed regulations are finalized, the impact on our operations, if any, is not known.

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

Air Quality
Our operations are associated with regulatory permitted emissions of air pollutants.  As a result, we are subject to the CAA and comparable state laws and regulations including state air quality implementation plans.  These laws and regulations regulate emissions of air pollutants from various industrial sources, including certain of our facilities, and also impose various monitoring and reporting requirements.  Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and strictly comply with the requirements of air permits containing various emission and operational limitations, or utilize specific emission control technologies to limit emissions.  Increasingly, environmental groups are challenging permit modification and permit renewal requests to seek more stringent provisions.  Our failure to comply with applicable requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and enforcement actions, and our inability to renew or secure a needed modification to existing permits could adversely affect our operations.  We may also be required to incur certain capital expenditures for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

Environmental groups have instituted lawsuits regarding certain nationwide permits issued by the U.S. Army Corps of Engineers. These permits allow for streamlined permitting of pipeline projects.  If these lawsuits are successful, timelines for future pipeline construction projects could be adversely impacted.

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

FERC Regulation – Liquids Pipelines

Certain of our NGL, refined products and crude oil pipeline systems have interstate common carrier movements subject to regulation by the FERC under the Interstate Commerce Act (“ICA”).  Pipelines providing such movements (referred to as “interstate liquids pipelines”) include, but are not limited to, the following: ATEX, Aegis, Dixie Pipeline, TE Products Pipeline, Front Range Pipeline, Mid-America Pipeline System, Seaway Pipeline, Seminole Pipeline and Texas Express Pipeline.  These pipelines are owned by legal entities whose movements are subject to FERC regulation, including periodic reporting requirements.   For example, ATEX, Aegis and the TE Products Pipeline are owned by Enterprise TE Products Pipeline Company LLC (“Enterprise TE”), which provides FERC-regulated movements.

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

In June 2013, certain parties filed a complaint at the FERC against Enterprise TE alleging that Enterprise TE’s cancellation of certain distillate and jet fuel transportation services violated a provision of a settlement agreement and requested reinstatement of the transportation services and damages.  In October 2013, the FERC issued an order holding that Enterprise TE violated the provision in the settlement agreement.  While the FERC found that it did not have authority to require Enterprise TE to reinstate the cancelled services, it set the case for an evidentiary hearing to determine if any monetary damages were appropriate.  Certain parties requested rehearing of the FERC’s finding that it lacked authority to reinstate the cancelled services.  In December 2013, Enterprise TE filed a petition for review of the FERC’s October 2013 order with the U.S. Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”).  Certain parties requested rehearing of the October 2013 order.  In May 2016, the FERC issued an order denying those rehearing requests.  Two of the parties that sought rehearing have filed a petition for review of both the October 2013 order and the May 2016 rehearing order. Enterprise TE has negotiated settlements that have resolved the complaints and has intervened in the pending third party petition for review.  Since Enterprise TE has intervened on behalf of the FERC in the third party petition for review, Enterprise TE voluntarily dismissed its own petition for review at the D.C. Circuit.  We are unable to predict the outcome of the pending third party petition for review, which is set for oral argument before the court in February 2018.

Seaway is charging “committed shipper” rates to shippers who voluntarily agreed under long-term contracts to commit to the transportation of, or nevertheless to pay for (to the extent not transported) the transportation of, a minimum volume of crude oil from Cushing, Oklahoma to the Gulf Coast.  Seaway is also charging “uncommitted shipper” rates to shippers who have not made any long-term contractual commitment to the Seaway Pipeline and instead receive service month-to-month. In March 2013, the FERC issued a declaratory order stating that the charging by a pipeline of voluntarily agreed-to committed shipper rates is consistent with the FERC’s policy of honoring contracts (the “March 2013 Order”).  In light of the March 2013 Order, we believed that Seaway’s committed shipper rates were not at issue in the ongoing rate proceeding, which began in 2012.  However, in September 2013, an administrative law judge (“ALJ”) issued an initial decision in the rate proceeding (the “2013 Initial Decision”) distinguishing the March 2013 Order and recommending that the FERC find, among other things, that Seaway’s committed shipper rates are not just and reasonable and should be re-determined on a cost of service basis along with the uncommitted shipper rates.

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

In December 2014, Seaway submitted an application requesting market-based rate setting authority. Certain parties filed protests to the application.  In September 2015, the FERC issued an order setting the matter for hearing. In December 2016, an ALJ issued an initial decision in the market-based rate proceeding (“2016 Initial Decision”) finding that the FERC should grant Seaway’s application for market-based rates. Parties filed briefs in support of and in opposition to the 2016 Initial Decision, and the 2016 Initial Decision is subject to review by the FERC.  We are unable to predict the ultimate outcome on the rates Seaway charges its shippers.

In October 2016, the FERC issued an advance notice of proposed rulemaking seeking comment regarding potential modifications to its policies for evaluating oil pipeline indexed rate changes and to the reporting requirements. The FERC observed that some pipelines continue to obtain additional index rate increases despite reporting on Form No. 6 that their revenues exceed their costs. The FERC is proposing a new policy that would deny proposed index increases if a pipeline’s Form No. 6 reflects revenues exceeding total cost of service by 15% for both of the prior two years or the proposed index increases exceed by 5% the annual cost changes reported by the pipeline.  The FERC also is considering requiring pipelines to file additional information for crude and product pipelines, non-contiguous systems and major pipeline systems. Initial comments were filed in January 2017, and reply comments were filed in March 2017.  We are unable to predict the outcome of this proceeding.

In December 2016, the FERC issued a Notice of Inquiry (“NOI”), following the recent holding by the D. C. Circuit that the FERC failed to demonstrate that there is no double recovery of taxes for a partnership pipeline as a result of the inclusion of the income tax allowance in a pipeline’s cost of service.  Historically, claims of double recovery have arisen when the FERC has considered permitting master limited partnerships (“MLPs”) to recover an income tax allowance under the FERC’s current income tax allowance policy. Although the issue of income tax allowance arose in the context of an oil pipeline formed as an MLP, the NOI is not limited in its scope to MLPs. Initial and reply comments in response to the NOI were filed in March 2017 and April 2017, respectively.  We are unable to predict the outcome of this proceeding.

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

Actions have also taken place at the international level, and the U.S. has been actively involved.  Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy, or use of fuels with lower carbon content are under discussion and have and may continue to result in additional actions involving greenhouse gases.

These federal, regional and state measures generally apply to industrial sources (including facilities in the oil and gas sector) and suppliers and distributors of fuel, and could increase the operating and compliance costs of our pipelines, natural gas processing plants, fractionation plants and other facilities, and the costs of certain sale and distribution activities.  These regulations could also adversely affect market demand or pricing for our products or products served by our midstream infrastructure, by affecting the price of, or reducing the demand for, fossil fuels or providing competitive advantages to competing fuels and energy sources.  The potential increase in the costs of our operations could include costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program.  While we may be able to include some or all of such increased costs in the rates charged by our pipelines or other facilities, such recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final regulations.  In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for processing, transportation, marketing and storage.

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

▪	Extreme temperatures and ice during the winter months can negatively affect our trucking and inland marine operations on the upper Mississippi and Illinois rivers.

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

In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking Partners, L.P. (“Oiltanking”), all of the member interests of OTLP GP, LLC (the general partner of Oiltanking or “Oiltanking GP”), and the incentive distribution rights held by Oiltanking GP from Oiltanking Holdings Americas, Inc. as the first step of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this transaction consisting of the acquisition of the noncontrolling interests in Oiltanking.  Collectively, the first and second steps of the acquisition of Oiltanking and Oiltanking GP are referred to as the “Oiltanking acquisition.”

Marquard & Bahls AG (“M&B”), a German corporation and the former parent company of Oiltanking, is entitled to designate a nominee for election to the Board (the “M&B Designee”) as long as M&B and its affiliates beneficially own at least 27,403,676 of the common units we issued to M&B and its affiliates in connection with step one of the Oiltanking acquisition.  In the event that the M&B Designee becomes unable or unwilling to, or for another reason ceases to, serve as a member of the Board while M&B is entitled to maintain the M&B Designee, M&B may designate another person reasonably acceptable to the Board as a replacement. The initial M&B Designee, Dr. F. Christian Flach, resigned from the Board in November 2017.  No replacement for Dr. Flach has been nominated by M&B as of the filing date of this annual report.

M&B owns and controls Oiltanking GmbH, which in turn owns a joint venture interest in the Exir Chemical Terminal (“ECT”) in Iran via its wholly owned affiliates Oiltanking ME Holding GmbH (formerly named Oiltanking Iran GmbH) and OMEA GmbH.  This interest results from an investment dating back to 2002.  Oiltanking GmbH currently has the contractual right to vote for the appointment of two members of ECT’s three-member board.  Oiltanking GmbH provides no goods, services, technology, information or support to ECT and plays no role in the management or day-to-day operations of ECT.

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

Crude oil and natural gas prices have been extremely volatile in recent years, and we expect that volatility to continue.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $61.43 per barrel to a low of $26.21 per barrel in the three year period ending December 31, 2017.  Likewise, natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu over the same three year period.

Generally, prices of hydrocarbon products are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of other uncontrollable factors, such as: (i) the level of domestic production and consumer product demand; (ii) the availability of imported oil and natural gas and actions taken by foreign crude oil and natural gas producing nations; (iii) the availability of transportation systems with adequate capacity; (iv) the availability of competitive fuels; (v) fluctuating and seasonal demand for crude oil, natural gas, NGLs and other hydrocarbon products, including demand for NGL products by the petrochemical, refining and heating industries; (vi) the impact of conservation efforts; (vii) governmental regulation and taxation of production; and (viii) prevailing economic conditions.

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

For a discussion regarding our current commercial outlook for 2018, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Outlook for 2018” included under Part II, Item 7 of this annual report.

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

Our NGL, refined products and marine transportation businesses may compete with other pipelines and marine transportation companies in the areas they serve.  We also compete with railroads and third party trucking operations in certain of the areas we serve.  Competitive pressures may adversely affect our tariff rates or volumes shipped.  Also, substantial new construction of inland marine vessels could create an oversupply and intensify competition for our marine transportation business.

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

Both we and our competitors make significant investments in new energy infrastructure to meet anticipated market demand.  The success of our projects depends on utilization of our assets.  Demand for our new projects may change during construction, and our competitors may make additional investments or redeployments of assets that compete with our projects and existing assets.  If either our investments or construction by competitors in the markets we serve result in excess capacity, our facilities and assets could be underutilized, which could cause us to reduce rates for our services, and to reduce the returns on our investments and value of our assets.

A significant increase in competition in the midstream energy industry, including construction of new assets or redeployment of existing assets by our competitors, could have a material adverse effect on our financial position, results of operations and cash flows.

Our debt level may limit our future financial and operating flexibility.

As of December 31, 2017, we had $19.85 billion in principal amount of consolidated senior long-term debt outstanding, $3.17 billion in principal amount of junior subordinated debt outstanding and $1.76 billion in short-term commercial paper notes outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital spending for 2017 reflected approximately $3.4 billion of cash payments for capital projects and other investments.  Based on information currently available, we expect our total capital spending for 2018 to approximate $3.3 billion, which includes approximately $315 million for sustaining capital expenditures. Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

▪
since we are not engaged in the exploration for and development of crude oil or natural gas reserves, we may not have access to third party estimates of reserves in an area prior to our constructing facilities in the area.  As a result, we may construct facilities in an area where the reserves are materially lower than we anticipate;

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

We may face opposition to the operation of our pipelines and facilities from various groups.

We may face opposition to the operation of our pipelines and facilities from environmental groups, landowners, tribal groups, local groups and other advocates. Such opposition could take many forms, including organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets and business. For example, repairing our pipelines often involves securing consent from individual landowners to access their property; one or more landowners may resist our efforts to make needed repairs, which could lead to an interruption in the operation of the affected pipeline or facility for a period of time that is significantly longer than would have otherwise been the case. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of our operations. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

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

Cybersecurity attacks are becoming more sophisticated, and include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches.  These risks include cybersecurity attacks on both us and third parties who provide material services to us.  In addition to disrupting operations, cyber security breaches could also affect our ability to operate or control our facilities, render data or systems unusable, or result in the theft of sensitive, confidential or customer information.  These events could also damage our reputation, and result in losses from remedial actions, loss of business or potential liability to third parties.

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

We may incur credit risk to the extent customers do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, crude oil, petrochemicals and refined products and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry may increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings.  We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

Our risk management policies cannot eliminate all commodity price risks.  In addition, any noncompliance with our risk management policies could result in significant financial losses.

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

At December 31, 2017, we had $21.48 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  We also had $1.76 billion of commercial paper notes outstanding at December 31, 2017.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

The Board of Governors of the Federal Reserve System raised benchmark interest rates three times during 2017 and has stated that it expects to raise rates again in 2018.  Should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.

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

In total, our pipeline integrity costs for the years ended December 31, 2017, 2016 and 2015 were $91.1 million, $103.7 million and $92.7 million, respectively.  Of these annual totals, we charged $52.3 million, $55.8 million and $54.7 million to operating costs and expenses during the years ended December 31, 2017, 2016 and 2015, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $138 million for 2018.

For additional information regarding the pipeline safety regulations, the Pipeline Safety Act and the SAFE PIPES Act, see “Regulatory Matters – Safety Matters – Pipeline Safety” included under Part I, Item 1 and 2 of this annual report.

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

The adoption and implementation of any federal, state or local regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or could adversely affect demand for the crude oil, natural gas or other hydrocarbon products that we transport, store or otherwise handle in connection with our midstream services.  The potential increase in our operating costs could include costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize greenhouse gas emissions (whether emitted by our operations or associated with fuel that we supply into the markets), pay taxes related to greenhouse gas emissions, and administer and manage a greenhouse gas emissions program.  We may not be able to recover such increased costs through customer prices or rates, which may limit our access to, or otherwise cause us to reduce our participation in, certain market activities.  In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for processing, transportation, marketing and storage.  These developments could have a material adverse effect on our financial position, results of operations and cash flows.

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

The FERC issued an advance notice of proposed rulemaking seeking comment regarding potential modifications to its policies for evaluating oil pipeline indexed rate changes and to the reporting requirements. The FERC observed that some pipelines continue to obtain additional index rate increases despite reporting on Form No. 6 that their revenues exceed their costs. The FERC is proposing a new policy that would deny proposed index increases if a pipeline’s Form No. 6 reflects revenues exceeding total cost of service by 15% for both of the prior two years or the proposed index increases exceed by 5% the annual cost changes reported by the pipeline.  In addition, the FERC issued an NOI, to develop a mechanism to demonstrate there is no double recovery of partnership income tax costs.  Changes in the FERC’s approved methodology for approving rates, or challenges to our application of that methodology, could adversely affect us.  Adverse decisions by the FERC in approving our regulated rates could adversely affect our cash flow.

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

Over the past year, President Trump and the U.S. Congress have taken various actions suggesting some interest in amending some of the statutory and regulatory provisions impacting financial markets and institutions.  The CFTC has a new Chairman and new Commissioners who may reevaluate some of the existing regulations and regulatory proposals. It is not clear at this time what, if any, changes in the law will be enacted or what, if any, changes in the existing regulations will be adopted, or how any such changes would impact our hedging activity.

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

Because cash distributions on our common units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance and capital needs.  We cannot guarantee that we will continue to pay distributions at the current level each quarter.  The actual amount of cash that is available to be distributed each quarter will depend upon numerous factors, some of which are beyond our control and the control of our general partner.  These factors include, but are not limited to: (i) the volume of the products that we handle and the prices we receive for our services; (ii) the level of our operating costs; (iii) the level of competition in our business; (iv) prevailing economic conditions, including the price of and demand for crude oil, natural gas, NGLs and other products we transport, store and market; (v) the level of capital expenditures we make; (vi) the amount and cost of capital we can raise compared to the amount of our capital expenditures and debt service requirements; (vii)  restrictions contained in our debt agreements; (viii) fluctuations in our working capital needs; (ix) weather volatility; (x) cash outlays for acquisitions, if any; and (xi) the amount, if any, of cash reserves required by our general partner in its sole discretion.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and we would also likely pay additional state and local income taxes at varying rates.  Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to our unitholders.  Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be reduced.  Thus, treatment of us as a corporation could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, likely causing a reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, capital, and other forms of business taxes as well as subjecting nonresident partners to taxation through the imposition of withholding obligations and composite, combined, group, block, or similar filing obligations on nonresident partners receiving a distributive share of state “sourced” income. We currently own property or do business in a substantial number of states. Imposition on us of any of these taxes in jurisdictions in which we own assets or conduct business or an increase in the existing tax rates could substantially reduce the cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation.  For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships or an investment in our common units.

Further, final Treasury Regulations under Section 7704(d)(1)(E) of the Internal Revenue Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.  We do not believe the final Treasury Regulations affect our ability to be treated as a partnership for federal income tax purposes.

In addition, the Tax Cuts and Jobs Act (the “Tax Act”) enacted December 22, 2017, makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. The Tax Act is complex and lacks administrative guidance, thus, unitholders should consult their tax advisor regarding the Tax Act and its effect on an investment in our common units.

Any changes to federal income tax laws and interpretations thereof (including administrative guidance relating to the Tax Act) may or may not be applied retroactively and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes or otherwise adversely affect our business, financial condition or results of operations.  Any such changes or interpretations thereof could adversely impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of the units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method.  If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case we may elect to either pay the taxes directly to the IRS or to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes.  If we bear such payment our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount from the cash that we distribute, our unitholders may be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive any cash distributions from us.  Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability resulting from their share of our taxable income.

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

Investments in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) or other retirement plans, and non-U.S. persons raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.  Additionally, gain recognized by a non-U.S. person on the sale of common units occurring on or after November 27, 2017, will generally be treated as effectively connected income and subject to U.S. federal income tax. Although sales of common units by non-U.S. persons occurring after December 31, 2017, are also subject to withholding taxes under the Tax Act, Notice 2018-08 provides that withholding is not required with respect to such sales until regulations or other guidance has been issued by the IRS.  A unitholder that is a tax-exempt entity or a non-U.S. person should consult a tax advisor before investing in our common units.

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

In addition to federal income taxes, our common unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes imposed by the various jurisdictions in which we do business or own property now or in the future, even if the unitholder does not live in any of those jurisdictions.  Our common unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, our unitholders may be subject to penalties for failure to comply with those requirements.  We currently own property or conduct business in a substantial number of states, many of which impose an income tax on individuals, corporations and other entities.  As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax.  It is the responsibility of each unitholder to file its own federal, state and local tax returns, as applicable.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units.  If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from lending their common units.

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

On August 31, 2017, ETP filed a motion for rehearing before the Dallas Court of Appeals, which was denied on September 13, 2017.  On December 27, 2017, ETP filed its Petition for Review with the Supreme Court of Texas.  As of December 31, 2017, we have not recorded a provision for this matter as management continues to believe that payment of damages by us in this case is not probable. We continue to monitor developments involving this matter.

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

▪
In January 2015, the Attorney General of Texas filed litigation against us for CAA violations resulting from the February 2011 NGL release and fire at the West Storage location of our Mont Belvieu, Texas underground storage facility. Resolution of these matters is expected to result in monetary sanctions in excess of $0.1 million.

▪
In December 2017, we received a Notice of Enforcement from the Texas Commission on Environmental Quality associated with historical self-disclosed violations that occurred at our Mont Belvieu complex.  The eventual resolution of these matters may result in monetary sanctions in excess of $0.1 million.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Unitholder Matters
and Issuer Purchases of Equity Securities.

Our common units are listed on the NYSE under the ticker symbol “EPD.”  As of January 31, 2018, there were approximately 2,650 unitholders of record of our common units.  The following table presents high and low sales prices for our common units for the periods presented (as reported by the NYSE Composite ticker tape) and the amount, record date and payment date of the quarterly cash distributions we paid on each of our common units with respect to such periods.

			Cash Distribution History
	Price Ranges		Per	Record	Payment
	High	Low	Unit	Date	Date
2015
1st Quarter	$36.98	$30.71	$0.3750	04/30/15	05/07/15
2nd Quarter	$34.73	$29.53	$0.3800	07/31/15	08/07/15
3rd Quarter	$31.17	$22.01	$0.3850	10/30/15	11/06/15
4th Quarter	$29.02	$20.76	$0.3900	01/29/16	02/05/16
2016
1st Quarter	$26.70	$19.00	$0.3950	04/29/16	05/06/16
2nd Quarter	$29.43	$23.56	$0.4000	07/29/16	08/05/16
3rd Quarter	$30.11	$25.76	$0.4050	10/31/16	11/07/16
4th Quarter	$27.80	$24.01	$0.4100	01/31/17	02/07/17
2017
1st Quarter	$30.25	$26.70	$0.4150	04/28/17	05/08/17
2nd Quarter	$28.26	$25.78	$0.4200	07/31/17	08/07/17
3rd Quarter	$27.93	$24.84	$0.4225	10/31/17	11/07/17
4th Quarter	$26.87	$23.59	$0.4250	01/31/18	02/07/18

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

There were no sales of unregistered equity securities during 2017.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

A total of 3,166,624 unit-based awards (restricted common unit and phantom unit awards granted to key employees of EPCO) vested and were converted to common units during 2017.  Of this amount, 229,910 were sold back to us by employees to meet their tax withholding requirements in connection with the vesting of restricted common unit awards.   In addition, 797,888 were sold back to us by employees to meet their tax withholding requirements in connection with the vesting of phantom unit awards.  The total cost of these repurchased units was $29.5 million.  We cancelled such treasury units immediately upon acquisition.

The following table summarizes our repurchase activity during 2017 in connection with these vesting transactions:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
Vesting of restricted common unit awards:
February 2017 (1)	225,751	$28.77	--	--
May 2017 (2)	742	$27.45	--	--
August 2017 (3)	3,026	$26.58	--	--
November 2017 (4)	391	$25.11	--	--
Vesting of phantom unit awards:
February 2017 (5)	720,393	$28.82	--	--
March 2017 (6)	147	$27.58	--	--
May 2017 (7)	39,653	$27.40	--	--
August 2017 (8)	17,003	$27.00	--	--
November 2017 (9)	20,692	$25.17	--	--

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
(4)   Of the 1,674 restricted common unit awards that vested in November 2017 and converted to common units, 391 units were sold back to us by employees to cover related withholding tax requirements.
(5)   Of the 2,233,617 phantom unit awards that vested in February 2017 and converted to common units, 720,393 units were sold back to us by employees to cover related withholding tax requirements.
(6)   Of the 450 phantom unit awards that vested in March 2017 and converted to common units, 147 units were sold back to us by employees to cover related withholding tax requirements.
(7)   Of the 117,369 phantom unit awards that vested in May 2017 and converted to common units, 39,653 units were sold back to us by employees to cover related withholding tax requirements.
(8)   Of the 61,634 phantom unit awards that vested in August 2017 and converted to common units, 17,003 units were sold back to us by employees to cover related withholding tax requirements.
(9)   Of the 72,510 phantom unit awards that vested in November 2017 and converted to common units, 20,692 units were sold back to us by employees to cover related withholding tax requirements.

In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, could repurchase up to 4,000,000 of our common units on the open market.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2017, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

Item 6.  Selected Financial Data.

The following table presents selected historical consolidated financial data of our partnership.  This information has been derived from and should be read in conjunction with our audited financial statements included under Part II, Item 8 of this annual report, which presents our audited balance sheets as of December 31, 2017 and 2016 and related statements of consolidated operations, comprehensive income, cash flows and equity for the three years ended December 31, 2017, 2016 and 2015, respectively.  As presented in the table, amounts are in millions (except per unit data).

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of operations data:
Total revenues	$29,241.5	$23,022.3	$27,027.9	$47,951.2	$47,727.0
Cost of sales	21,487.0	15,710.9	19,612.9	40,464.1	40,770.2
Other costs and expenses	4,251.6	4,092.7	4,248.4	3,970.9	3,656.8
Equity in income of unconsolidated affiliates	426.0	362.0	373.6	259.5	167.3
Operating income	3,928.9	3,580.7	3,540.2	3,775.7	3,467.3
Interest expense	984.6	982.6	961.8	921.0	802.5
Net income	2,855.6	2,553.0	2,558.4	2,833.5	2,607.1

Net income attributable to noncontrolling interests	56.3	39.9	37.2	46.1	10.2
Net income attributable to limited partners	2,799.3	2,513.1	2,521.2	2,787.4	2,596.9

Earnings per unit:
Basic ($/unit)	1.30	1.20	1.28	1.51	1.45
Diluted ($/unit)	1.30	1.20	1.26	1.47	1.41

Cash distributions paid with respect to period ($/unit)	1.6825	1.6100	1.5300	1.4500	1.3700

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Property, plant and equipment, net	$35,620.4	$33,292.5	$32,034.7	$29,881.6	$26,946.6
Investments in unconsolidated affiliates	2,659.4	2,677.3	2,628.5	3,042.0	2,437.1
Total assets	54,418.1	52,194.0	48,802.2	47,057.7	40,025.5
Long-term debt, including current maturities	24,568.7	23,697.7	22,540.8	21,220.5	17,238.3
Total liabilities	31,645.7	29,928.0	28,301.1	27,365.5	24,585.1
Equity:
Partners’ equity	$22,547.2	$22,047.0	$20,295.1	$18,063.2	$15,214.8
Noncontrolling interests	225.2	219.0	206.0	1,629.0	225.6
Total equity	$22,772.4	$22,266.0	$20,501.1	$19,692.2	$15,440.4

Limited partner units outstanding (millions)	2,161.1	2,117.6	2,012.6	1,937.3	1,871.4

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  For additional information regarding energy commodity prices, see “Selected Energy Commodity Price Data” included under Part II, Item 7 of this annual report.  General information regarding our results of operations can also be found under Part II, Item 7 of this annual report.

Property, plant and equipment balances increased in each of the years presented due to our ongoing capital expenditure program, which includes business combinations such as EFS Midstream and Oiltanking.   For information regarding our capital spending program, see “Capital Spending” included under Part II, Item 7 of this annual report. For information regarding our recent business combinations, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

For the Years Ended December 31, 2017, 2016 and 2015

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at December 31, 2017.

References to “EFS Midstream” mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company (“PXD”) and Reliance Industries Limited (“Reliance”).  See Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding this acquisition.

References to “Offshore Business” refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. in July 2015.  See Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding this sale.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K for the year ended December 31, 2017 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this annual report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this annual report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Significant Recent Developments

Issuance of $2.0 Billion of Senior Notes and $700 Million of Junior Subordinated Notes in February 2018
In February 2018, EPO issued $2.7 billion aggregate principal amount of notes comprised of (i) $750 million principal amount of senior notes due February 15, 2021 (“Senior Notes TT”), (ii) $1.25 billion principal amount of senior notes due February 15, 2048 (“Senior Notes UU”) and (iii) $700 million principal amount of junior subordinated notes due February 15, 2078 (“Junior Subordinated Notes F”).

Net proceeds from these offerings were used by EPO for the temporary repayment of amounts outstanding under its commercial paper program, general company purposes, and the expected redemption of all $682.7 million outstanding aggregate principal amount of its 7.034% Junior Subordinated Notes B (the “7.034% Notes”).

Senior Notes TT were issued at 99.946% of their principal amount and have a fixed-rate interest rate of 2.80% per year.  Senior Notes UU were issued at 99.865% of their principal amount and have a fixed-rate interest rate of 4.25% per year.  Enterprise Products Partners L.P. has guaranteed the senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

The Junior Subordinated Notes F are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after February 15, 2028 at 100% of their principal amount, plus any accrued and unpaid interest thereon, and bear interest at a fixed rate of 5.375% per year through February 14, 2028.  Beginning February 15, 2028, the Junior Subordinated Notes F will bear interest at a floating rate based on a three-month LIBOR rate plus 2.57%, reset quarterly. Enterprise Products Partners L.P. has guaranteed the Junior Subordinated Notes F through an unconditional guarantee on an unsecured and subordinated basis.

The redemption of the 7.034% Notes and the issuance of the 5.375% Junior Subordinated Notes F will result in annual interest savings to EPO of approximately $11.3 million.  On February 1, 2018, EPO notified its trustee and paying agent to redeem all of the $682.7 million outstanding aggregate principal amount of its 7.034% Notes.  EPO anticipates that the 7.034% Notes will be redeemed on or about March 5, 2018, in accordance with the terms of the 7.034% Notes, at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.

Plans to Build Ethylene Export Dock and Related Projects
In January 2018, we announced the formation of a new 50/50 joint venture with Navigator Holdings Ltd. (“Navigator”) to construct, own and operate an ethylene export facility along the U.S. Gulf Coast.  The export facility is expected to have the capacity to export approximately 1 million tons of ethylene per year, with loading rates of approximately 1,000 tons per hour.  In addition, the facility is expected to include refrigerated storage for 30,000 tons of ethylene.   The project, which is underwritten by long-term contracts with customers, is expected to be completed in the first quarter of 2020.  The location and final investment decisions for the terminal are subject to reaching acceptable arrangements with local taxing authorities.

In April 2017, we announced two expansion projects that will further develop our ethylene infrastructure in the Houston, Texas area.  First, we plan to repurpose a large, high-capacity ethane storage well at our Mont Belvieu, Texas complex into ethylene storage.  Following completion of this project, which is expected in the fourth quarter of 2018, the 5.3 MMBbl cavern will be able to inject/withdraw ethylene at a rate of 210,000 pounds per hour (or approximately 2,000 barrels per hour) and is expandable to 420,000 pounds per hour (or approximately 4,000 barrels per hour).  There are eight third party ethylene pipelines within a half-mile of the ethylene storage system, providing significant connectivity opportunities for the high-capacity system.

Further supporting our ethylene capabilities, we also plan to build a 24-mile, 12-inch or larger diameter ethylene pipeline extending from Mont Belvieu to Bayport, Texas.  The new pipeline would have the potential to connect both producing and consuming customers located south of the Houston Ship Channel to our facility in Mont Belvieu.

Enterprise to Expand Butane Isomerization Facility
In January 2018, we announced plans to expand our butane isomerization facility by up to 30 MBPD of incremental capacity.   This expansion is supported by new long-term agreements, including a 20-year, 35 MBPD fee-based, tolling arrangement, to provide butane isomerization, storage and pipeline services.

Enterprise to Expand Orla Natural Gas Processing Complex in West Texas
In January 2018, we announced plans to add 300 MMcf/d of incremental capacity at our cryogenic natural gas processing facility under construction near Orla, Texas in Reeves County.  The addition of a third processing train at Orla (“Orla III”) would increase inlet volume capacity to 900 MMcf/d and allow us to expand our NGL extraction capabilities by an incremental 40 MBPD to 120 MBPD.  Orla III is expected to begin service in the third quarter of 2019.

In June 2017, we announced plans to add a second processing train (“Orla II”) to our cryogenic natural gas processing facility currently under construction near Orla, Texas in Reeves County.   Orla II is expected to add 300 MMcf/d of incremental processing capacity to the facility and double the inlet capacity of the facility to 600 MMcf/d and increase extraction of NGLs from up to 40 MBPD to up to 80 MBPD.  Orla II is expected to begin service in the fourth quarter of 2018.

Mixed NGLs extracted at the Orla facility will be delivered into our fully integrated NGL system, including the recently announced Shin Oak NGL Pipeline (or “Shin Oak”).  Residue natural gas volumes from the facility will be transported to the Waha area through our Texas Intrastate system. The Orla facility is designed to support the continued growth in NGL-rich natural gas production from the Delaware Basin of West Texas and southeastern New Mexico and is supported by long-term customer commitments.

Enterprise Management Provides Guidance with Regards to Distribution Growth through 2018
In October 2017, our management announced plans to recommend to the Board cash distribution increases per quarter of $0.0025 per unit with respect to each of the six fiscal quarters beginning with the third quarter of 2017 and ending with the fourth quarter of 2018.  The Board declared a $0.4225 per common unit cash distribution to limited partners with respect to the third quarter of 2017, which was paid on November 7, 2017.  The Board declared a $0.425 per common unit cash distribution to limited partners with respect to the fourth quarter of 2017, which was paid on February 7, 2018.  Management currently expects to recommend to the Board the following quarterly cash distributions with respect to each quarter of 2018: $0.4275, first quarter of 2018; $0.4300, second quarter of 2018; $0.4325, third quarter of 2018; and $0.4350, fourth quarter of 2018.

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

Plans to Build Shin Oak NGL Pipeline
In April 2017, we announced plans to build Shin Oak, a 24-inch diameter pipeline, to transport growing NGL production from the Permian Basin to our NGL fractionation and storage complex located in Mont Belvieu, Texas.  The Shin Oak NGL Pipeline is expected to have an initial design capacity of 250 MBPD and be expandable up to 600 MBPD.  The project is supported by long-term shipper commitments and is expected to be placed into service during the second quarter of 2019.

Completion of Azure Acquisition
In April 2017, we closed on the acquisition of a midstream energy business from Azure Midstream Partners, LP and its operating subsidiaries (collectively, “Azure”) for $191.4 million in cash.  The acquired business assets, which are located primarily in East Texas, include over 750 miles of natural gas gathering pipelines and two natural gas processing facilities with an aggregate processing capacity of 130 MMcf/d. The acquired business serves production from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.

For additional information regarding the Azure acquisition, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

General Outlook for 2018

Commercial Outlook

General Commodity Price Observations

As a result of significant advances in non-conventional drilling and production technology, North American reserves and production of hydrocarbons, primarily from shale resource basins such as the Permian Basin in West Texas, the Eagle Ford in South Texas and the Appalachia Basin in the Northeast U.S., increased substantially in recent years.   The significant increase in U.S. hydrocarbon supplies has led to lower prices, a reduction in imports, and, in many cases significantly increased exports; in fact, the U.S. is rapidly turning into a major exporter of various hydrocarbons including natural gas, NGLs, crude oil, petrochemicals and refined products.

In response to the growing supplies, beginning in November 2014, the Organization of Petroleum Exporting Countries (“OPEC”), opted to defend its market share by maintaining (and in some cases increasing) its crude oil production levels rather than their previous practice of cutting production to balance global markets.  The result was bloated global inventories of crude oil and products and a dramatic decline in global crude oil prices from an average of $93 per barrel in 2014, to $49 per barrel in 2015 and further to $43 per barrel in 2016, as measured by the price of West Texas Intermediate (“WTI”).  Prices reached a low of approximately $26 per barrel in February 2016.  In September 2016, as a result of continued negative market sentiment on crude oil prices, OPEC members began discussing an output “freeze” to try to balance global markets and reduce excess crude oil inventories.  In November 2016, OPEC members formally agreed to production cuts, starting January 1, 2017, that have significantly reduced the global crude oil supply overhang. As of the end of November 2017, oil stocks in the 35 member countries comprising the Organisation for Economic Co-Operation and Development (or “OECD”) decreased by an aggregate 35 million barrels (or 3%) when compared to data from the end of 2016. Likewise, total refined products stocks in OECD countries decreased by 62 million (or 4%) when compared to data from year-end 2016.

OPEC members met again in December 2017 and agreed to extend the freeze into 2018, and are expected to meet again in the summer of 2018 to review market conditions and the impact of the freeze on global balances. In addition to OPEC members, certain non-OPEC producers including Russia have agreed to participate in the production cuts, which has further strengthened crude oil and related energy commodity prices. As a general rule, there has been a high level of compliance with the OPEC production quotas and global inventories of crude oil and related products have fallen significantly.  In addition to the OPEC-led production cuts, most industry experts expect that strong consumer demand for energy and related products due to the lower prices (combined with routine supply disruptions) will accelerate rebalancing of the global oil market, with daily demand exceeding supply as early as the second half of 2018.  With the announced cuts and positive supply and demand trends, industry experts estimate that WTI prices will average $50 to $60 per barrel between now and 2020.

Likewise, natural gas prices have also experienced significant weakness in recent years as a result of excess domestic supplies and warmer than average winters.  As measured by the NYMEX at Henry Hub, natural gas prices averaged $4.26 per MMBtu in 2014, $2.63 per MMBtu in 2015, $2.55 per MMBtu in 2016 and $3.02 per MMBtu in 2017.   For the start of 2018, natural gas prices at Henry Hub averaged $3.00 per MMBtu through mid-February 2018.

In response to lower energy commodity prices, domestic producers significantly reduced both their drilling and completion activities in most production basins starting in early 2015. As a result of reduced drilling, domestic crude oil production at the end of 2016 was 840 MBPD lower than its previous peak in June 2015; however, with improved prices in 2017 and significant technical and efficiency gains, production of crude oil, NGLs and natural gas has been steadily increasing and, in fact, is at record production levels.  As a result of higher energy commodity prices in 2017 and continued positive sentiment towards price stability, we expect an increase in producer investment and drilling and well completion activities during 2018 in and around our assets in the Permian, Eagle Ford, Haynesville and Rockies regions.  Furthermore, we expect that our assets in these areas will be very competitive in supplying services for the resulting new production. We also believe that basins located closest to prime markets on the U.S. Gulf Coast will be preferred by producers due to more favorable economics as compared to other more distant areas (mostly due to lower transportation costs).

Supply Side Observations

During 2017, we saw a continuation of the upstream industry’s shift to shale resource basins, away from long lead-time projects.  Even the major oil companies shifted their investments towards the shale plays. We believe that because projects in U.S. shale resource basins exhibit a low risk, short lead time production profile, the U.S. shale resources will continue to play an increasing role in both domestic and global markets. Many energy economists also believe that outside of some limited excess production capacity within OPEC, U.S. shale production is now the world’s swing crude oil supply.

Crude oil, natural gas and NGL prices were significantly higher in 2017, compared to 2016 and 2015, although far below peak levels seen in 2014.  Nonetheless, U.S. exploration and production (“E&P”) companies have shown that they can grow shale production at a crude oil price of $50/bbl.  Oilfield service and E&P companies continue to improve technologies to drill and complete non-conventional wells more efficiently.  Some of these improvements include faster drilling, longer horizontal laterals, and higher density fracture treatments.  Improved technology has enabled E&P companies to realize higher returns on capital from developing non-conventional resources at lower energy prices.

Rig counts increased rapidly in the first half of 2017.  As more wells were drilled, most basins experienced a shortage of completion equipment and crews, forcing producers to defer completions and build their inventory of drilled but uncompleted wells (“DUCs”).  The DUC count grew by over 2,000 wells from December 2016 to December 2017, to a total of nearly 7,500 wells, as reported by the U.S. Energy Information Administration.  This represents a significant potential volume which we believe could be brought into production starting in 2018. NGL volumes will likely grow proportionately faster than either crude oil or natural gas volumes, as the mix of drilling has continued to shift to crude oil wells and richer natural gas wells.

While changes in drilling rig counts (as reported by Baker Hughes) have historically been a reliable leading indicator of future production growth or decline, recent developments in technology, high grading of drilling locations and the large inventory of DUCs have reduced the correlation between changes in rig counts and changes in production.  We believe this to be especially true when comparing current rig counts to those prior to 2015.  Rig counts continue, however, to be a reliable indicator of overall E&P activity and investment.

U.S. E&P company sentiment continued to improve in 2017 as the OPEC production freeze had a high level of compliance and storage levels indicated a return to global supply-demand balance.  Since May 2016, total U.S. drilling rig counts have increased by 542 rigs, or 134%, to 946 rigs as of February 2018. The crude oil rig count increased by 449 to 765 rigs, an increase of 142% from the low in May 2016.   Likewise, the natural gas rig count increased by 100 rigs, or 123%, from the low in August 2016.  Not all regions have reacted equally to the recovery in rig counts, with the largest increases seen in the Permian Basin and SCOOP/STACK play in Oklahoma. In the second half of 2017, rig count growth stabilized, however, we believe the current rig count is enough to continue to grow production, even without completion of a significant number of DUCs or further increases in productivity.

Permian Outlook
The Permian Basin in West Texas and southeastern New Mexico has experienced the largest increase in drilling activity in the country, with the number of active rigs increasing from 134 in April 2016 to 427 in February 2018. The Permian Basin is an oil prone basin with many attributes, including stacked pay zones, light sweet crude oil and a long history of support for the oil and gas industry.  The current level of producer activity provides support for the construction of incremental midstream infrastructure in the basin.  An area of focus for us has been the development of midstream infrastructure serving producers in the Delaware Basin, which is part of the overall Permian Basin. The Delaware Basin historically has been a relatively lightly drilled area due to a lack of conventional targets.  With the introduction of horizontal drilling and identification of stacked targets of tight-rock and shales, Delaware Basin drilling has accelerated over the past five years. These drilling targets have proven to produce not only light crude oil but also lighter and gassier hydrocarbons such as condensate and NGLs.  These gassier hydrocarbons have presented to us a large number of midstream opportunities to provide services to producers in the Delaware Basin.  We are diligently working to identify attractive midstream prospects from these opportunities to complement our current asset infrastructure.

During 2017, we completed and placed into service two natural gas processing facilities (South Eddy and Waha) and are constructing three additional plants near Orla, Texas in the Delaware Basin. Two of the Orla plants (Orla I and II) are expected to start up in 2018 and one (Orla III) in 2019.  When the Orla plants are completed we will operate approximately 1.3 Bcf/d of processing in the Permian Basin, which are all highly integrated with other Enterprise natural gas and NGL assets, including our Shin Oak NGL pipeline that is currently under construction.  In addition, we placed into limited service a major crude oil pipeline system, the Midland-to-ECHO Pipeline System that serves producers in the Permian Basin and originates at our Midland, Texas crude oil terminal and extends to our Sealy, Texas terminal and on to our ECHO terminal near Houston, Texas.  We are also evaluating several other natural gas, NGL and crude oil projects in the Permian Basin.

Eagle Ford outlook
Rig counts in the Eagle Ford shale region were significantly impacted by the downturn in crude oil prices and producers allocating their capital budgets to other producing basins, especially the Permian.  With that being said, the number of active drilling rigs in the Eagle Ford shale has increased by 37 rigs, or 128%, to 66 rigs in February 2018 from the low recorded in May 2016.  The historical peak for Eagle Ford Region crude oil and natural gas production occurred in March 2015 and was 1.7 MMBPD and 7.4 Bcf/d, respectively. According to the EIA Drilling Productivity Report, the most recent data (January 2018) for Eagle Ford Region production was 1.2 MMBPD of crude oil and 6.4 Bcf/d of natural gas.  Until volumes for the Eagle Ford return to near historical peak production, there will be excess capacity in terms of midstream infrastructure available in the region.  We believe that the Eagle Ford offers producers some of the best returns on capital of any region in the country and is also favorably situated near growing consumption and export markets on the U.S. Gulf Coast.  Several large parcels of producing acreage have changed hands in recent years, which has resulted in a number of rigs being put back into service since the new owners are eager to begin realizing cash flows from their investments. We believe further ownership changes will take place in the near future that will increase the number of rigs working in the Eagle Ford, which could result in higher volumes for our assets.

Haynesville Outlook
The rig count in the Haynesville shale has grown in 2017 as a result of increased public and private equity investment in the region. We have seen several significant changes in the ownership of producing properties over the past year, which has led to increased drilling activity in the region by the new owners.  From the low of 11 rigs recorded in February 2016, the Haynesville rig count has increased by 36 rigs, or 327%, to 47 rigs in February 2018. Drilling in the Haynesville has additionally benefitted from advances in drilling and completion technology (increased well lateral length, adding more fracking stages, significantly increased proppant concentration) resulting in improved natural gas recoveries per well and increased returns on capital for producers. The historical peak for the Haynesville region natural gas production occurred in November 2011 and was over 10.6 Bcf/d. According to the most recent EIA drilling Productivity Report (January 2018), the Haynesville Region natural gas production was 7.7 Bcf/d.  In 2016, the U.S. Geological Survey estimated that the Haynesville and associated Bossier shale plays hold a combined 304 trillion cubic feet of technically recoverable shale gas resources, the second highest level in the U.S. after the Appalachia region. In addition, the Haynesville benefits from its close proximity to the Gulf Coast where substantial petrochemical and liquefied natural gas, or LNG, export buildout is underway.  With natural gas futures prices currently at approximately $3.00 per MMBtu, we anticipate Haynesville gas production will continue growing. Until Haynesville volumes return to near historical peak production, there is generally excess capacity of midstream infrastructure available in the region.

Rockies Outlook
Rig counts have increased in the major basins of the Rockies.  Drilling activity in the Piceance Basin increased from two rigs in May 2016 to eight rigs in February 2018, and in the Jonah and Pinedale fields increased from a combined four rigs in November 2016 to 12 rigs in February 2018.  Drilling activity in the San Juan Basin increased from two rigs in November 2015 to three rigs in February 2018.  The current level of drilling and completion activity in the Rockies is generally leading to growth in production of crude oil, natural gas and NGLs.  In addition, early results from horizontal drilling in both Jonah and Pinedale fields are very promising for incremental natural gas and NGL production. The Rockies benefit from adequate natural gas and NGL pipeline infrastructure, which helps the region compete with other North American plays where takeaway capacity may be constrained.  Like the Eagle Ford and Haynesville, we have seen several significant changes in the ownership of producing properties over the past year, which has led to increased drilling activity in the region by the new owners.

Demand Side Observations

Global demand for petroleum-based products continues to increase at rates that have generally exceeded economists’ expectations, which is in large part due to improving economic growth worldwide.  Due to higher crude oil prices and improved drilling and production techniques, U.S. crude oil production has bounced back and secured its place in the global supply.  As a result, we expect that some of these new domestic barrels would supplant more of the U.S.’s crude oil imports while the remainder would be exported to growing international markets in Central and South America, Asia and Western Europe where the lighter U.S. crudes make good feedstocks for their refining facilities.  We also expect U.S. refineries to operate at higher rates as a result of strong U.S. demand and growing exports of refined products.

We believe that our marine terminal assets and related infrastructure –storage and pipelines- are strategically located on the U.S. Gulf Coast to take advantage of the shift mentioned above: growing production resulting in reduced crude oil imports and higher exports of crude oil and refined products.  These assets could benefit from concurrent imports and exports of various grades of crude oil as (i) refineries optimize their crude oil input slate, (ii) trading companies import and export different grades of crude oil depending on global and regional supply-demand factors, and (iii) producers optimize their production depending on market price signals.

Enterprise has significant crude oil export capabilities on the Houston Ship Channel and at Beaumont, Freeport and Texas City. Towards the end of 2017, we began limited service on the Midland-to-ECHO crude oil pipeline which will complement our existing assets and allow for the transportation, storage and export of segregated barrels, thus maintaining and assuring the quality and grade of the final product. This is in contrast to an operation relying on mixed streams of various oil qualities and grades. However, this outlook could be muted if there is a prolonged decline in domestic crude oil production or if overseas crude markets become oversupplied for an extended period.

We expect demand for ethane to grow further as several new world-scale ethylene plants begin operations in the U.S. through the early 2020s, which in turn could drive upstream NGL production increases.  We also expect continued increase in global demand for heavier NGLs (butanes and natural gasoline) supported by rising global economic activity.  With respect to natural gas demand, we expect it to continue to increase in the form of U.S. power generation demand, growing industrial demand, exports to Mexico and as LNG.  We believe U.S. producers can provide ample supplies of natural gas at very competitive prices to meet growing global demand.

In recent years, U.S. natural gas and NGLs developed a feedstock price advantage over more costly crude oil derivatives (such as naphtha and gasoil).  In general, we expect this trend to continue due to: (i) competitive domestic production from low risk, short lead time shale resource plays; (ii) the ability of U.S. producers and their suppliers to harness technology to keep costs down; (iii) anticipated long-term increases in demand for crude oil by developing economies; and (iv) ongoing geopolitical risks and poor rule of law in many countries that are major exporters of crude oil.  These advantages lend themselves to a variety of long-term demand-side opportunities, including higher demand from the U.S. petrochemical industry and increased exports of various hydrocarbons (e.g., LNG, LPG, ethane and crude oil).

We also believe the trend in the feedstock price advantage of domestically-produced NGLs and their abundance has led to a long-term fundamental change in feedstock selection by the U.S. petrochemical industry, which is the largest consumer of domestic NGLs.  In order to capitalize on this cost advantage, U.S. petrochemical companies have maximized their consumption of domestic NGLs.  Many of these companies are investing billions of dollars to construct world-scale ethylene plants on the Gulf Coast that are designed to consume NGLs (particularly ethane) as feedstock.  U.S. ethylene production capacity is expected to increase by over 40% between 2016 and 2020.

Below is a list of ethylene plants that either have been recently completed or are under construction and expected to begin operations over the next few years based on publicly available information.

Company	Ethylene Production Capacity	Potential Ethane Consumption	Estimated Completion Date
	(Billion lbs/yr)	(MBPD)
Occidental Chemical/Mexichem	1.2	40	Operational
Dow Chemical	3.3	90	Operational
Chevron Phillips Chemical	3.3	90	1Q 2018
ExxonMobil Chemical	3.3	90	1Q 2018
Indorama	1.1	30	2018
Shintech	1.1	30	2018
Sasol	3.3	90	2018
Formosa Plastics	3.5	95	2019
Axiall/Lotte	2.2	60	2019
Total Petrochemicals & Refining	2.2	60	Early 2020s
Shell	3.5	95	Early 2020s
Total	28.0	770

Additionally, several other petrochemical companies have announced large scale expansions and/or conversions at existing facilities that will use ethane as feedstock.  Almost all of these ethylene plants as well as the major expansions are in close proximity to our existing or planned assets, including our recently completed Aegis Ethane Pipeline.

Based on industry publications, U.S. production of ethylene in 2015 and 2016 averaged 155 million pounds per day. In 2017, U.S. ethylene production averaged 160 million pounds per day despite devastating disruption from Hurricane Harvey, which caused the industry operating rate in September to dip below 70%. Ethane is the most widely used feedstock by the U.S. petrochemical industry in the production of ethylene; ethane consumption by domestic petrochemical companies has, at times, been in excess of 1.2 MMBPD.  We believe the U.S. ethylene industry could consume approximately 200 MBPD of additional ethane feedstocks over the next few years through modifications, debottlenecking and expansions at existing facilities.  In addition, we believe that publicly announced new petrochemical plant projects, including those noted in the preceding table, could consume well over 700 MBPD of additional ethane feedstocks when completed.  However, until these new ethylene plants are completed, ethane production capacity continues to exceed demand, resulting in significant volumes of ethane not being extracted from the natural gas stream by producers and natural gas processors in an effort to balance ethane supply with demand.

In response to growing international demand for U.S. ethane, we placed into service our Morgan’s Point Ethane Export Terminal in September 2016.  Abundant U.S. ethane from shale plays offers the global petrochemical industry a low-cost feedstock option and supply diversification from a stable producer.  The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, is the largest of its kind in the world, has an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour of fully refrigerated ethane, and is integrated with our Mont Belvieu NGL fractionation and storage complex.

U.S. exports of LPG continue to increase as a result of ample domestic production, increased export capacity and competitive, transparent pricing when compared to international markets. Overall, U.S. propane waterborne exports increased from approximately 423 MBPD in 2014 to approximately 875 MBPD in 2016 and 989 MBPD in 2017.  Markets in Northwest Europe, Central and South America were traditionally the main destination for U.S. LPG exports. However, starting in 2016 a shift towards Asia was underway such that in 2017 exports to Asia have taken the center stage as countries like China and India experience solid and consistent demand growth. For example, Enterprise’s exports of LPG to Asia accounted for 14% of that region’s total imports in 2016, but in 2017 that figure jumped to 43%.   We believe that various factors have favored this rapid tilt towards Asia: (i) continued economic expansion in emerging Asian markets; (ii) the widening of the Panama Canal, which was completed in 2016; and (iii) favorable domestic policies in countries like India and Indonesia where the governments are subsidizing the switch to LPG for domestic use as a means for reducing pollution and protecting against deforestation. In anticipation of the aforementioned growth in LPG exports, we completed the final phase of the expansion of our LPG export terminal located on the Houston Ship Channel at EHT in December 2015.  This expansion increased our loading rate for LPG at the terminal to approximately 27,500 barrels per hour (nameplate capacity).

We believe that the U.S. has plentiful supplies of natural gas at very competitive prices. Associated natural gas production from crude oil supply basins tends to be the lowest in cost followed by rich gas plays.  However, with enough demand pull, supply basins with dry natural gas, such as the Haynesville/Bossier, Barnett, Fayetteville, Piceance and Jonah/Pinedale, could experience an increase in drilling activity due to their low development costs.  The Haynesville resource basin is an excellent example of a dry gas production area that we believe could experience a substantial increase in drilling activity since it is ideally located to serve future demand from LNG exports and industrial customers on the U.S. Gulf Coast.  We believe that natural gas prices will tend to stay around $3.00 per MMBtu as there is enough supply to satisfy future demand, both domestic and exports (piped gas to Mexico and waterborne LNG).

Summary

While this period of very low prices has been very difficult for producers, the lower energy prices have led to an increase in energy consumption by consumers, particularly for motor fuels, and by energy intensive industries (e.g., steel manufacturing and petrochemicals) as lower energy and feedstock costs reduce operating costs for their businesses making them more globally competitive.  We believe that the ongoing production freeze by OPEC and Russia coupled with an increase in demand for crude oil, natural gas and NGLs from these types of industries, will continue to balance crude oil supply and demand fundamentals and further reduce the overhang of global inventories in 2018. Regardless of such market dynamics, almost all of the major assets we have under construction or have recently completed, whether supply or demand oriented, are supported by long-term fee-based commitments from producers, shippers and/or end-use customers.  We also believe that as a result of the price downturn which has slowed and/or caused many higher-risk, long-lead time upstream projects to be cancelled, U.S. unconventional resources have gained substantial long-term significance worldwide and that the U.S. is going to continue to grow in significance as a supplier of hydrocarbons to other nations, particularly in Latin America, Europe and Asia.

Liquidity Outlook

Debt and equity capital markets for the energy sector remained turbulent throughout 2017 as continued volatility and weakness in commodity prices created market uncertainty.  This has generally impacted both our cost of capital and access to debt and equity capital markets.

While there were challenges in the capital markets during 2017, we were able to access both the debt and equity capital markets to support our growth and balance sheet objectives at acceptable costs.  At December 31, 2017, we had $3.75 billion of consolidated liquidity, which was comprised of $3.74 billion of available borrowing capacity under EPO’s revolving credit facilities and $5.1 million of unrestricted cash on hand.  Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations, and access to capital markets and bank capital to fund our capital expenditures and working capital needs for the reasonably foreseeable future.

In February 2018, we issued $2.7 billion aggregate principal amount of senior notes and junior subordinated notes and used the net proceeds therefrom for the temporary repayment of amounts outstanding under our commercial paper program and for the expected redemption of our Junior Subordinated Notes B.  For information regarding these debt offerings, see “Significant Recent Developments” within this Item 7.

We have two series of senior notes maturing in April and May of 2018 that have a combined principal amount of $1.1 billion.  We expect to refinance these senior notes at or near their maturity.  After that, our next maturing series of senior notes are due in January and October of 2019 in the aggregate principal amount of $1.5 billion.

The U.S. government is expected to continue to run substantial annual budget deficits in the coming years that will require a corresponding issuance of debt by the U.S. Treasury.  The interest rate on U.S. Treasury debt has a direct impact on the cost of our debt.  At this time, we are uncertain what impact the expected large issuances of U.S. Treasury debt and the prevailing economic and capital market conditions during these future periods will have on the cost and availability of capital. We continue to monitor and evaluate the condition of the capital markets and our interest rate risk with respect to funding our capital spending program and refinancing upcoming maturities.  For information regarding our interest rate hedging activities, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Results of Operations

The following table summarizes the key components of our results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2017	2016	2015
Revenues	$29,241.5	$23,022.3	$27,027.9
Costs and expenses:
Operating costs and expenses:
Cost of sales	21,487.0	15,710.9	19,612.9
Other operating costs and expenses	2,500.1	2,425.6	2,449.4
Depreciation, amortization and accretion expenses	1,531.3	1,456.7	1,428.2
Net losses (gains) attributable to asset sales	(10.7)	(2.5)	15.6
Asset impairment and related charges	49.8	52.8	162.6
Total operating costs and expenses	25,557.5	19,643.5	23,668.7
General and administrative costs	181.1	160.1	192.6
Total costs and expenses	25,738.6	19,803.6	23,861.3
Equity in income of unconsolidated affiliates	426.0	362.0	373.6
Operating income	3,928.9	3,580.7	3,540.2
Interest expense	(984.6)	(982.6)	(961.8)
Change in fair market value of Liquidity Option Agreement	(64.3)	(24.5)	(25.4)
Other, net	1.3	2.8	2.9
Benefit from (provision for) income taxes	(25.7)	(23.4)	2.5
Net income	2,855.6	2,553.0	2,558.4
Net income attributable to noncontrolling interests	(56.3)	(39.9)	(37.2)
Net income attributable to limited partners	$2,799.3	$2,513.1	$2,521.2

The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2017	2016	2015
NGL Pipelines & Services:
Sales of NGLs and related products	$10,521.3	$8,380.5	$8,044.8
Midstream services	1,946.7	1,862.0	1,743.2
Total	12,468.0	10,242.5	9,788.0
Crude Oil Pipelines & Services:
Sales of crude oil	7,365.2	5,802.5	9,732.9
Midstream services	791.6	712.5	573.0
Total	8,156.8	6,515.0	10,305.9
Natural Gas Pipelines & Services:
Sales of natural gas	2,238.5	1,591.9	1,722.6
Midstream services	907.1	951.1	1,020.7
Total	3,145.6	2,543.0	2,743.3
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	4,696.3	2,921.9	3,333.5
Midstream services	774.8	799.9	778.4
Total	5,471.1	3,721.8	4,111.9
Offshore Pipelines & Services: (1)
Sales of crude oil	--	--	3.2
Midstream services	--	--	75.6
Total	--	--	78.8
Total consolidated revenues	$29,241.5	$23,022.3	$27,027.9

(1) In July 2015, we completed the sale of our Offshore Business, which comprised our Offshore Pipelines & Services business segment.

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  Our largest non-affiliated customer for 2017 was Vitol Holding B.V. and its affiliates (collectively, “Vitol”), which accounted for 11.2% of our consolidated revenues.  Vitol is a global energy and commodity trading company.

The following table presents our consolidated revenues from Vitol by business segment for the year ended December 31, 2017 (dollars in millions):

NGL Pipelines & Services	$2,099.1
Crude Oil Pipelines & Services	625.6
Natural Gas Pipelines & Services	51.1
Petrochemical & Refined Products Services	512.5
Total	$3,288.3

Selected Energy Commodity Price Data

The following table presents selected index prices for natural gas, crude oil and selected NGL and petrochemical products for the periods indicated:

								Refinery Grade Propylene,	WTI Crude Oil,	LLS Crude Oil,
	Natural Gas,			Normal Butane,		Natural Gasoline,
		Ethane,	Propane,		Isobutane,		PGP,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/barrel	$/barrel
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)	(4)

2015 Averages	$2.67	$0.18	$0.45	$0.61	$0.61	$1.08	$0.39	$0.26	$48.80	$52.38

2016 by quarter:
1st Quarter	$2.09	$0.16	$0.38	$0.53	$0.53	$0.76	$0.31	$0.18	$33.45	$35.11
2nd Quarter	$1.95	$0.20	$0.49	$0.62	$0.63	$0.96	$0.33	$0.19	$45.59	$47.35
3rd Quarter	$2.81	$0.19	$0.47	$0.63	$0.67	$0.98	$0.38	$0.24	$44.94	$46.52
4th Quarter	$2.98	$0.24	$0.58	$0.83	$0.90	$1.08	$0.36	$0.24	$49.29	$50.53
2016 Averages	$2.46	$0.20	$0.48	$0.65	$0.68	$0.94	$0.34	$0.21	$43.32	$44.88

2017 by quarter:
1st Quarter	$3.32	$0.23	$0.71	$0.98	$0.94	$1.10	$0.47	$0.32	$51.91	$53.52
2nd Quarter	$3.19	$0.25	$0.63	$0.76	$0.75	$1.07	$0.41	$0.28	$48.28	$50.31
3rd Quarter	$2.99	$0.26	$0.77	$0.91	$0.92	$1.10	$0.42	$0.28	$48.20	$51.62
4th Quarter	$2.93	$0.25	$0.96	$1.04	$1.04	$1.32	$0.49	$0.35	$55.40	$61.07
2017 Averages	$3.11	$0.25	$0.77	$0.92	$0.91	$1.15	$0.45	$0.31	$50.95	$54.13

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
(4)   Crude oil prices are based on commercial index prices for WTI as measured on the New York Mercantile Exchange (“NYMEX”) and for Louisiana Light Sweet (“LLS”) as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  The weighted-average indicative market price for NGLs was $0.69 per gallon in 2017 versus $0.50 per gallon in 2016 and $0.49 per gallon in 2015.

An increase in our consolidated marketing revenues due to higher energy commodity sales prices may not result in an increase in gross operating margin or cash available for distribution, since our consolidated cost of sales amounts would also be higher due to comparable increases in the purchase prices of the underlying energy commodities.  The same relationship would be true in the case of lower energy commodity sales prices and purchase costs.

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

Comparison of 2017 with 2016

Revenues
Total revenues for 2017 increased $6.22 billion when compared to total revenues for 2016.  Revenues from the marketing of crude oil, natural gas, petrochemicals, refined products and octane additives increased $3.98 billion year-to-year primarily due to higher sales prices, which accounted for a $2.75 billion increase, and higher sales volumes, which accounted for an additional $1.23 billion increase.  Revenues from the marketing of NGLs increased $2.14 billion year-to-year primarily due to higher sales prices, which accounted for a $3.19 billion increase, partially offset by a $1.05 billion decrease due to lower sales volumes.

Revenues from midstream services increased a net $94.7 million year-to-year primarily due to the ongoing expansion of our operations.  Revenues increased $54.6 million year-to-year from our Morgan’s Point Ethane Export Terminal that was placed into service in September 2016.  Revenues increased $48.7 million year-to-year primarily due to higher deficiency fees on our South Texas crude pipelines.  In addition, we received $19.1 million of business interruption insurance proceeds related to the June 2016 fire and associated downtime at our Pascagoula facility.  These revenue increases were partially offset by a $27.7 million year-to-year decrease in revenues primarily due to lower firm capacity reservation revenues on the Haynesville Extension pipeline and lower volumes and lower average gathering fees on our Jonah Gathering System.

Operating costs and expenses
Total operating costs and expenses for 2017 increased $5.91 billion when compared to total operating costs and expenses for 2016.  The cost of sales associated with our marketing of crude oil, natural gas, petrochemicals, refined products and octane additives increased $3.59 billion year-to-year primarily due to higher purchase prices, which accounted for a $2.52 billion increase, and higher sales volumes, which accounted for an additional $1.06 billion increase. The cost of sales associated with our marketing of NGLs increased a net $2.19 billion year-to-year primarily due to higher purchase prices, which accounted for a $3.06 billion increase, partially offset by an $873.9 million decrease due to lower sales volumes.

Other operating costs and expenses for 2017 increased a net $74.5 million when compared to 2016.  Other operating costs and expenses increased primarily due to higher employee compensation, power-related costs, ad valorem tax and maintenance expense, partially offset by $17.4 million of proceeds received in connection with a legal settlement involving our Acadian Gas System in the second quarter of 2017.

Depreciation, amortization and accretion expense in operating costs and expenses for 2017 increased a net $74.6 million when compared to 2016 primarily due to assets we constructed and placed into service since 2016.

Operating costs and expenses also include $49.8 million and $52.8 million of non-cash asset impairment and related charges for the years ended December 31, 2017 and 2016, respectively.  See Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our nonrecurring fair value measurements.

General and administrative costs
General and administrative costs for 2017 increased $21.0 million when compared to 2016 primarily due to higher legal, regulatory and employee compensation costs.   General and administrative costs for 2016 include $0.7 million of non-cash asset impairment charges.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for 2017 increased a net $64.0 million when compared to 2016 primarily due to an increase in earnings from our investments in crude oil pipelines joint ventures.

Operating income
Operating income for 2017 increased $348.2 million when compared to 2016 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for 2017 increased $2.0 million when compared to 2016.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):
	For the Year Ended December 31,
	2017	2016
Interest charged on debt principal outstanding	$1,110.4	$1,088.9
Impact of interest rate hedging program, including related amortization	38.2	30.5
Interest cost capitalized in connection with construction projects (1)	(192.1)	(168.2)
Other (2)	28.1	31.4
Total	$984.6	$982.6

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

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $21.5 million year-to-year primarily due to increased debt principal amounts outstanding during 2017, which accounted for a $31.6 million increase, partially offset by the effect of lower overall interest rates in 2017, which accounted for a $10.1 million decrease.  Our weighted-average debt principal balance for 2017 was $24.13 billion compared to $23.41 billion for 2016.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” and “Capital Spending” within this Part II, Item 7 of this annual report.

Change in fair market value of Liquidity Option Agreement
We recognized an increase of $39.8 million of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model for the Liquidity Option Agreement.  The unfavorable adjustment was primarily due to the effects of the recent federal tax reform measures known as the Tax Cuts and Jobs Act of 2017 (i.e., limitation of interest expense deductibility, partially offset by a lower federal tax rate).  For information regarding the Liquidity Option Agreement, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes
Income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (“Texas Margin Tax”).  Our provision for income taxes for 2017 increased $2.3 million when compared to 2016.

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

Depreciation, amortization and accretion expense in operating costs and expenses for 2016 increased a net $28.5 million when compared to 2015.  A $112.8 million year-to-year increase primarily due to assets we constructed and placed into service or acquired during 2016 or the later part of 2015 was partially offset by an $84.3 million decrease attributable to the sale of our Offshore Business in July 2015.

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

Interest expense
Interest expense for 2016 increased $20.8 million when compared to 2015.  The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2016	2015
Interest charged on debt principal outstanding	$1,088.9	$1,063.4
Impact of interest rate hedging program, including related amortization	30.5	15.4
Interest cost capitalized in connection with construction projects	(168.2)	(149.1)
Other	31.4	32.1
Total	$982.6	$961.8

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

Income taxes
Income taxes primarily reflects our state tax obligations under the Texas Margin Tax.  Our provision for income taxes for 2016 increased $25.9 million when compared to 2015 primarily due to an increase in accruals for the Texas Margin Tax.  In June 2015, the State of Texas lowered the tax rate under the Texas Margin Tax, which resulted in an income tax benefit for us in 2015.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2017	2016	2015
Gross operating margin by segment:
NGL Pipelines & Services	$3,258.3	$2,990.6	$2,771.6
Crude Oil Pipelines & Services	987.2	854.6	961.9
Natural Gas Pipelines & Services	714.5	734.9	782.6
Petrochemical & Refined Products Services	714.6	650.6	718.5
Offshore Pipelines & Services	--	--	97.5
Total segment gross operating margin (1)	5,674.6	5,230.7	5,332.1
Net adjustment for shipper make-up rights	5.8	17.1	7.1
Total gross operating margin (non-GAAP)	$5,680.4	$5,247.8	$5,339.2

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

Segment gross operating margin for NGL Pipelines & Services and Crude Oil Pipelines & Services reflect adjustments for shipper make-up rights that are included in management’s evaluation of segment results.  However, these adjustments are excluded from non-GAAP total gross operating margin.

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

	For the Year Ended December 31,
	2017	2016	2015
Operating income (GAAP)	$3,928.9	$3,580.7	$3,540.2
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense	1,531.3	1,456.7	1,428.2
Add asset impairment and related charges in operating costs and expenses	49.8	52.8	162.6
Add net losses or subtract net gains attributable to asset sales	(10.7)	(2.5)	15.6
Add general and administrative costs	181.1	160.1	192.6
Total gross operating margin (non-GAAP)	$5,680.4	$5,247.8	$5,339.2

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

The following information highlights significant changes in our year-to-year segment results (i.e., our segment gross operating margin) and the primary drivers of such changes.  The volume statistics presented in the tabular information for each segment are reported on a net basis, taking into account our ownership interests in certain joint ventures, and reflect the periods in which we owned an interest in such operations.  These statistics reflect volumes for newly constructed assets from the dates such assets were placed into service.

Estimated Impact of Hurricane Harvey on Results for 2017

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

We estimate that Hurricane Harvey reduced our gross operating margin for the third and fourth quarters of 2017 by approximately $35 million and $11 million, respectively.  Of this amount, approximately $30 million represents the combined net impact of lower-than-anticipated volumes and lost business opportunities.  The remaining $16 million represents expenses we incurred in connection with hurricane-related repair and recovery costs.

The following table summarizes the estimated reduction in our total gross operating margin by business segment due to the effects of Hurricane Harvey in 2017 (dollars in millions):

Impact on total gross operating margin by segment:
Petrochemical & Refined Products Services	$(30.9)
NGL Pipelines & Services	(8.1)
Crude Oil Pipelines & Services	(6.0)
Natural Gas Pipelines & Services	(1.0)
Total estimated impact due to the effects of Hurricane Harvey	$(46.0)

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

NGL Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2017	2016	2015
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$911.2	$846.6	$895.0
NGL pipelines, storage and terminals	1,821.0	1,625.4	1,380.9
NGL fractionation	526.1	518.6	495.7
Total	$3,258.3	$2,990.6	$2,771.6
Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,168	2,965	2,700
NGL marine terminal volumes (MBPD)	516	436	302
NGL fractionation volumes (MBPD)	831	828	826
Equity NGL production (MBPD) (1)	158	141	133
Fee-based natural gas processing (MMcf/d) (2)	4,572	4,736	4,905

(1)   Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)   Volumes reported correspond to the revenue streams earned by our natural gas processing plants.

Natural gas processing and related NGL marketing activities

Comparison of 2017 with 2016.  Gross operating margin from natural gas processing and related NGL marketing activities for 2017 increased a net $64.6 million when compared to 2016.

Gross operating margin from our natural gas processing plants in Louisiana and Mississippi increased a combined $54.1 million year-to-year primarily due to lower operating expenses, which accounted for $19.4 million of the increase, and the receipt of $19.1 million of business interruption insurance proceeds in connection with the fire and resulting downtime at our Pascagoula facility in June 2016.  The facility was repaired and placed back into commercial service in December 2016.  Gross operating margin also increased $9.8 million primarily due to higher average processing margins.  Fee-based processing volumes for our Louisiana and Mississippi plants increased a combined 138 MMcf/d year-to-year.

Gross operating margin from our Meeker, Pioneer and Chaco natural gas processing plants increased a net $31.5 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities), which accounted for $41.9 million of the increase, partially offset by lower average processing fees, which accounted for a $7.3 million decrease.  On a combined basis for these three plants, fee-based natural gas processing volumes and equity NGL production decreased 61 MMcf/d and increased 16 MBPD, respectively, year-to-year.

Gross operating margin from our NGL marketing activities decreased a net $10.4 million year-to-year primarily due to lower average sales margins, which accounted for a $37.9 million decrease, partially offset by higher sales volumes, which accounted for a $20.1 million increase, and lower operating costs, which accounted for an additional $7.4 million increase.  Results from NGL marketing’s activities decreased $11.4 million year-to-year due to non-cash mark-to-market activity.

Gross operating margin from our natural gas processing plants in South Texas decreased a net $9.9 million year-to-year primarily due to lower fee-based processing volumes, which accounted for a $17.6 million decrease, and higher operating costs of $7.3 million, partially offset by higher average processing margins, which accounted for an $18.0 million increase.  Lower producer drilling activity in South Texas contributed to a 352 MMcf/d decrease in fee-based natural gas processing volumes for these plants.

Gross operating margin from our South Eddy natural gas processing plant increased $3.9 million year-to-year.  Fee-based natural gas processing volumes and equity NGL production for this plant increased 96 MMcf/d and 3 MBPD, respectively, year-to-year.  As previously noted, the South Eddy plant commenced operations in May 2016.

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

Gross operating margin from our NGL marketing activities increased a net $74.6 million year-to-year primarily due to higher sales volumes, which accounted for a $261.3 million increase, partially offset by a $186.7 million decrease due to lower sales margins. Results from NGL marketing’s export-oriented strategies increased $119.2 million year-to-year, which was partially offset by a $44.6 million net decrease in gross operating margin from NGL marketing’s other strategies.

NGL pipelines, storage and terminals

Comparison of 2017 with 2016.  Gross operating margin from NGL pipelines, storage and terminal assets for 2017 increased a net $195.6 million when compared to 2016.

Gross operating margin from ATEX increased $57.2 million year-to-year primarily due to contractual increases in committed shipper volumes and interruptible shipper volumes.  Gross operating margin from our equity investments in the Texas Express Gathering System and the Texas Express Pipeline increased a combined $18.3 million year-to-year primarily due to contractual increases in committed shipper volumes.  On a combined basis, NGL transportation volumes for these pipeline systems increased 21 MBPD year-to-year (net to our interest).

Gross operating margin from our Morgan’s Point Ethane Export Terminal and Houston Ship Channel Pipeline System increased a combined $52.9 million year-to-year primarily due to higher volumes.  Ethane loading volumes at our Morgan’s Point Ethane Export Terminal increased 75 MBPD year-to-year.  In addition, transportation volumes on our Houston Ship Channel Pipeline System increased 105 MBPD year-to-year primarily due to shipments of ethane from Mont Belvieu to the Morgan’s Point terminal.

Gross operating margin from our storage complex in Mont Belvieu for NGLs and related products increased $50.7 million year-to-year primarily due to higher average fees in 2017.

Gross operating margin from our Seminole, Chaparral and affiliated pipelines increased a combined net $23.1 million year-to-year primarily due to higher average transportation fees, which accounted for a $15.9 million increase, and higher transportation volumes, which accounted for an additional $14.8 million increase, partially offset by higher operating costs of $6.6 million.  On a combined basis, NGL transportation volumes on these pipelines increased 33 MBPD primarily due to increased production from natural gas processing plants located in the Permian Basin and Rocky Mountains.

Gross operating margin from our Dixie Pipeline and related terminals increased a $9.9 million year-to-year primarily due to higher transportation volumes, which increased 19 MBPD year-to-year.

Gross operating margin from our Tri-States NGL Pipeline increased $8.7 million year-to-year primarily due to a 10 MBPD (net to our interest) increase in transportation volumes.

Gross operating margin from our South Texas NGL Pipeline System decreased a net $25.6 million year-to-year primarily due to lower average transportation fees, which accounted for a $13.7 million decrease, lower transportation volumes, which accounted for a $7.0 million of the decrease, and higher maintenance costs, which accounted for an additional $4.1 million decrease.  Transportation volumes for the South Texas NGL Pipeline System decreased 21 MBPD year-to-year.

Comparison of 2016 with 2015.  Gross operating margin from NGL pipelines, storage and terminal assets for 2016 increased $244.5 million when compared to 2015.

Gross operating margin from ATEX increased $77.2 million year-to-year primarily due to a 39 MBPD increase in transportation volumes.  Gross operating margin from Aegis increased $40.7 million year-to-year primarily due to an 84 MBPD increase in transportation volumes.  Contracted volume commitments continue to ramp higher through 2018 for ATEX and 2019 for Aegis.  The third and final segment of Aegis was completed in December 2015.

Gross operating margin from EHT and the Houston Ship Channel Pipeline System increased $99.5 million year-to-year, primarily due to higher marine terminal and pipeline transportation volumes of 122 MBPD and 113 MBPD, respectively. Gross operating margin from our NGL and related product storage complex in Mont Belvieu, Texas increased $26.1 million year-to-year primarily due to higher fees.

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

NGL fractionation

Comparison of 2017 with 2016.  Gross operating margin from NGL fractionation for 2017 increased a net $7.5 million when compared to 2016.  Gross operating margin from our Mont Belvieu NGL fractionators increased a net $4.1 million primarily due to higher average fractionation fees and blending revenues, which accounted for a $50.8 million increase, partially offset by higher storage, maintenance and power expenses of $47.3 million.  NGL fractionation volumes increased 9 MBPD year-to-year, net to our interest.

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

Crude Oil Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2017	2016	2015
Segment gross operating margin	$987.2	$854.6	$961.9
Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,820	1,388	1,474
Crude oil marine terminal volumes (MBPD)	531	495	557

Comparison of 2017 with 2016.  Gross operating margin from our Crude Oil Pipelines & Services segment for 2017 increased a net $132.6 million when compared to 2016.

Gross operating margin from our Midland-to-ECHO Pipeline System was $63.3 million for 2017 on transportation volumes of 333 MBPD.  This system commenced limited operations in November 2017.

Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $54.7 million year-to-year primarily due to an 89 MBPD increase in crude oil transportation volumes (net to our interest) from the Permian Basin.

Gross operating margin from our EFS Midstream System increased $31.7 million year-to-year primarily due to increased deficiency fee revenues. Condensate transportation volumes for this system decreased 18 MBPD year-to-year and associated natural gas volumes decreased 101 MMcf/d year-to-year.  Gross operating margin for the system decreased $59.7 million year-to-year primarily due to the lower throughput volumes; however, this decrease was more than offset by a $98.1 million year-to-year increase in deficiency fee revenues associated with producer volume commitments.

Gross operating margin from our South Texas Crude Oil Pipeline System increased $25.0 million primarily due to higher firm capacity reservation fees associated with the Midland-to-ECHO Pipeline System, which accounted for a $17.1 million increase, and increased blending revenues, which accounted for an additional $11.5 million increase.  Crude oil transportation volumes decreased 9 MBPD year-to-year.

Gross operating margin from crude oil marketing and related activities decreased a net $43.4 million year-to-year primarily due to lower average sales margins, which accounted for a $94.7 million decrease, partially offset by a $35.6 million benefit related to non-cash mark-to-market results, lower pipeline-related costs, which accounted for a $7.8 million increase, and higher earnings from trucking activities, which accounted for an additional $7.5 million increase.  Non-cash mark-to-market earnings for this business was a loss of $4.8 million for 2017 versus a loss of $40.4 million for 2016.

Comparison of 2016 with 2015.  Gross operating margin from our Crude Oil Pipelines & Services segment for 2016 decreased $107.3 million when compared to 2015.

Gross operating margin from our crude oil marketing and related activities decreased $187.5 million year-to-year primarily due to lower crude oil sales margins, which accounted for a $147.1 million decrease, and $40.4 million of net non-cash mark-to-market losses recognized in 2016 on financial instruments related to blending activities.  As a result of lower crude oil prices, regional price spreads have been less than the transportation costs incurred by our marketing business, particularly on its 75 MBPD of firm capacity on the Seaway Pipeline (25 MBPD of this capacity terminated in June 2017).

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

Gross operating margin from crude oil terminaling services at our Beaumont Marine West and ECHO terminals increased a combined $33.9 million year-to-year primarily due to expansion projects.

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

Natural Gas Pipelines & Services
The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2017	2016	2015
Segment gross operating margin	$714.5	$734.9	$782.6
Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	12,305	11,874	12,321

Comparison of 2017 with 2016.  Gross operating margin from our Natural Gas Pipelines & Services segment for 2017 decreased a net $20.4 million when compared to 2016.
Gross operating margin from our Texas Intrastate System decreased $51.4 million year-to-year primarily due to lower firm capacity reservation fees, which accounted for a $30.1 million decrease, lower natural gas transportation volumes, which accounted for an $8.5 million decrease, lower average transportation fees, which accounted for a $7.1 million decrease, and increased operating costs, which accounted for an additional $3.4 million decrease. Natural gas transportation volumes for the Texas Intrastate System decreased 324 BBtus/d year-to-year reflecting reduced drilling activity in the Eagle Ford Shale.
Gross operating margin from our Jonah Gathering System decreased $12.3 million year-to-year primarily due to lower average gathering fees, which accounted for a $6.5 million decrease, a 32 BBtus/d decline in natural gas gathering volumes, which accounted for a $3.4 million decrease, and higher operating costs, which accounted for an additional $3.2 million decrease.
Gross operating margin from our Permian Basin Gathering System increased $10.5 million year-to-year primarily due to a 60 BBtus/d increase in natural gas gathering volumes on the Carlsbad Pipeline, which accounted for a $7.0 million increase, and higher condensate sales revenues, which accounted for an additional $2.4 million increase.  Natural gas production in the Permian Basin has increased in connection with a significant rise in crude oil production across West Texas and southeastern New Mexico.
Gross operating margin from the East Texas natural gas pipeline assets we acquired from Azure in April 2017 was $9.0 million on gathering volumes of 220 BBtus/d.

Gross operating margin from our Acadian Gas System increased a net $7.1 million year-to-year primarily due to $17.4 million of proceeds received in a legal settlement in the second quarter of 2017 for lost revenues and damages associated with the Bayou Corne sinkhole incident caused by third parties in 2012, partially offset by lower firm capacity reservation revenues on the Haynesville Extension pipeline, which accounted for a $6.4 million year-to-year decrease, and lower average gathering fees, which accounted for an additional $1.8 million decrease.  Gross operating margin from our Haynesville Gathering System increased a net $8.4 million year-to-year primarily due to higher gathering volumes, which accounted for an $11.7 million increase, partially offset by the effects of lower average gathering fees, which accounted for a $2.8 million decrease. Transportation volumes for the Haynesville Extension pipeline, which is a component of the Acadian Gas System, increased 308 BBtus/d and volumes for the Haynesville Gathering System increased 213 BBtus/d.
Gross operating margin from our natural gas marketing activities increased a net $8.8 million year-to-year primarily due to an increase in average sales margins, which accounted for a $7.9 million increase, and higher sales volumes, which accounted for an additional $4.8 million increase, partially offset by non-cash mark-to-market losses, which accounted for a $3.9 million decrease.  Non-cash mark-to-market earnings for this business was a loss of $7.9 million in 2017 versus a loss of $4.0 million in 2016.
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
Petrochemical & Refined Products Services
The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):
	For the Year Ended December 31,
	2017	2016	2015
Segment gross operating margin:
Propylene production and related activities	$222.4	$212.1	$189.5
Butane isomerization and related operations	72.3	52.0	65.2
Octane enhancement and related plant operations	122.6	42.2	144.3
Refined products pipelines and related activities	280.1	305.6	258.8
Marine transportation and other	17.2	38.7	60.7
Total	$714.6	$650.6	$718.5

Selected volumetric data:
Propylene production volumes (MBPD)	80	73	71
Butane isomerization volumes (MBPD)	107	108	96
Standalone DIB processing volumes (MBPD)	82	89	79
Octane additive and related plant production volumes (MBPD)	26	22	17
Pipeline transportation volumes, primarily refined products & petrochemicals (MBPD)	792	837	784
Refined products and petrochemical marine terminal volumes (MBPD)	406	389	355

Propylene production and related activities

Comparison of 2017 with 2016.  Gross operating margin from propylene production and related marketing activities for 2017 increased a net $10.3 million when compared to 2016.

Gross operating margin from our Mont Belvieu propylene fractionation plants increased a net $33.0 million year-to-year primarily due to higher propylene average sales margins and volumes, which accounted for a $43.5 million increase, and higher average propylene fractionation fees, which accounted for an additional $13.8 million increase, partially offset by an increase in maintenance, storage and other operating costs of $23.9 million. Gross operating margin from the PDH facility decreased $13.3 million year-to-year primarily due to higher commissioning costs.  We expect the PDH facility to enter full service during the first quarter of 2018.

Gross operating margin from our Mont Belvieu rail terminal decreased $2.4 million year-to-year primarily due to lower loading volumes of 4 MBPD. Gross operating margin from our propylene export marine terminals decreased a net $1.4 million year-to-year primarily due to lower average loading fees, which accounted for a $7.3 million decrease, partially offset by lower operating costs, which accounted for a $4.3 million increase.
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
Butane isomerization and related operations
Comparison of 2017 with 2016.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for 2017 increased $20.3 million when compared to 2016. Operating expenses associated with our isomerization facility in Mont Belvieu, Texas decreased $15.5 million year-to-year primarily due to major maintenance activities completed during 2016.  By-product sales revenues increased a net $7.2 million year-to-year primarily due to higher average sales prices, which accounted for a $21.7 million increase, offset by lower sales volumes, which accounted for a $14.5 million decrease.
Comparison of 2016 with 2015.  Gross operating margin from butane isomerization and DIB operations for 2016 decreased a net $13.2 million when compared to 2015.  Operating expenses associated with our isomerization facility in Mont Belvieu, Texas increased $22.4 million year-to-year primarily due to major maintenance activities we completed during 2016.  Butane processing revenues increased $7.8 million year-to-year primarily due to higher butane isomerization and standalone DIB processing volumes of 12 MBPD and 10 MBPD, respectively.
Octane enhancement and related plant operations
Comparison of 2017 with 2016.  Gross operating margin from our octane enhancement facility and high purity isobutylene (“HPIB”) plant for 2017 increased $80.4 million when compared to 2016.  Gross operating margin from our octane enhancement facility increased $80.7 million year-to-year primarily due to lower major maintenance costs, which accounted for $42.6 million of the increase, and higher sales volumes, which accounted for an additional $30.5 million increase.

Historically, our octane enhancement plant experienced downtime annually for major maintenance activities.  During 2016, we completed modifications to our octane enhancement plant to alleviate the need for such yearly outages.  We now expect downtime for major maintenance activities at our octane enhancement plant once every three years.  As a result of these modifications, plant production volumes increased 4 MBPD year-to-year.
Comparison of 2016 with 2015.  Gross operating margin from our octane enhancement facility and HPIB plant for 2016 decreased $102.1 million when compared to 2015.  This year-to-year decrease in gross operating margin is primarily due to lower sales margins, including the results of our related hedging activities.
Refined products pipelines and related activities
Comparison of 2017 with 2016.  Gross operating margin from refined products pipelines and related marketing activities for 2017 decreased a net $25.5 million when compared to 2016.
Gross operating margin from refined products marketing decreased a net $18.3 million year-to-year primarily due to lower average refined products sales margins, which accounted for a $30.0 million decrease, partially offset by a $12.0 million year-to-year increase in non-cash mark-to-market income.  Non-cash mark-to-market earnings for this business was a gain of $2.4 million in 2017 versus a loss of $9.6 million in 2016.
Gross operating margin from our Beaumont and Houston Ship Channel refined products marine terminals decreased a combined $14.2 million year-to-year primarily due to higher operating costs.
Gross operating margin from our TE Products Pipeline increased a net $7.3 million year-to-year primarily due to higher average transportation fees, which accounted for a $10.8 million increase, partially offset by lower transportation volumes, which accounted for a $5.8 million decrease.  Transportation volumes for the TE Products Pipeline decreased 24 MBPD primarily due to lower refined products and petrochemical product movements during 2017.
Comparison of 2016 with 2015.  Gross operating margin from refined products pipelines and related marketing activities for 2016 increased $46.8 million when compared to 2015.  Gross operating margin from our Beaumont refined products terminals increased $24.9 million year-to-year primarily due to expansions and higher demand for storage and marine vessel loading services.
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
Marine transportation and other
Comparison of 2017 with 2016.  Gross operating margin from marine transportation and other activities for 2017 decreased $21.5 million when compared to 2016. Gross operating margin attributable to our marine transportation business decreased $18.1 million year-to-year primarily due to lower average fees.
Comparison of 2016 with 2015.  Gross operating margin from marine transportation and other activities for 2016 decreased $22.0 million when compared to 2015 primarily due to lower demand for marine transportation services attributable to the lower commodity pricing environment.
Offshore Pipelines & Services
We sold our Offshore Business in July 2015.  The following table presents segment gross operating margin and selected volumetric data through the closing date of the sale, July 24, 2015 (dollars in millions, volumes as noted).

Segment gross operating margin	$97.5
Selected volumetric data:
Natural gas transportation volumes (BBtus/d)	587
Crude oil transportation volumes (MBPD)	357
Platform natural gas processing (MMcf/d)	101
Platform crude oil processing (MBPD)	13

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At December 31, 2017, we had $3.75 billion of consolidated liquidity, which was comprised of $3.74 billion of available borrowing capacity under EPO’s revolving credit facilities and $5.1 million of unrestricted cash on hand.

In February 2018, we issued $2.7 billion aggregate principal amount of senior notes and junior subordinated notes and used the net proceeds therefrom for the temporary repayment of amounts outstanding under our commercial paper program and for the expected redemption of all $682.7 million aggregate principal amount of our Junior Subordinated Notes B.  For information regarding these debt offerings and the related redemption, see “Significant Recent Developments” within this Item 7.  We expect to issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at December 31, 2017 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	2018	2019	2020	2021	2022	Thereafter
Commercial Paper Notes	$1,755.7	$1,755.7	$--	$--	$--	$--	$--
Senior Notes	19,850.0	1,100.0	1,500.0	1,500.0	575.0	650.0	14,525.0
Junior Subordinated Notes	3,174.4	--	--	--	--	--	3,174.4
Total	$24,780.1	$2,855.7	$1,500.0	$1,500.0	$575.0	$650.0	$17,699.4

The following information describes significant transactions that affected our consolidated debt obligations during the year ended December 31, 2017:

Issuance of $1.7 Billion of Junior Subordinated Notes in August 2017
In August 2017, EPO issued a combined $1.7 billion in principal amount of junior subordinated notes in two series.  The EPO Junior Subordinated Notes D (“Junior Notes D”), which were issued at $700 million principal amount in the aggregate, are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after August 16, 2022 (the non-call 5 notes) at 100% of their principal amount, plus any accrued and unpaid interest.  Junior Notes D bear interest at a fixed rate of 4.875% per year through August 15, 2022.  Beginning August 16, 2022, Junior Notes D will bear interest at a floating rate based on a three-month LIBOR rate plus 2.986%, reset quarterly.  Junior Notes D mature in August 2077.

The EPO Junior Subordinated Notes E (“Junior Notes E”), which were issued at $1.0 billion principal amount in the aggregate, are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after August 16, 2027 (the non-call 10 notes) at 100% of their principal amount, plus any accrued and unpaid interest.  Junior Notes E bear interest at a fixed rate of 5.25% per year through August 15, 2027.  Beginning August 16, 2027, Junior Notes E will bear interest at a floating rate based on a three-month LIBOR rate plus 3.033%, reset quarterly.  Junior Notes E also mature in August 2077.

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

Issuance of Common Units
The following table summarizes the issuance of common units in connection with our at-the-market (“ATM”) program, DRIP and employee unit purchase plan (“EUPP”) for the periods indicated (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Year Ended December 31, 2015:
Common units issued in connection with ATM program	25,520,424	$817.4
Common units issued in connection with DRIP and EUPP	12,793,913	371.2
Total	38,314,337	$1,188.6

Year Ended December 31, 2016:
Common units issued in connection with ATM program	87,867,037	$2,156.1
Common units issued in connection with DRIP and EUPP	16,316,534	386.7
Total	104,183,571	$2,542.8

Year Ended December 31, 2017:
Common units issued in connection with ATM program	21,807,726	$597.0
Common units issued in connection with DRIP and EUPP	19,046,019	476.4
Total	40,853,745	$1,073.4

Universal shelf registration statement
We have a universal shelf registration statement (the “2016 Shelf”) on file with the SEC which allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ATM Program
In November 2017, we filed an amended registration statement with the SEC covering the issuance of up to $2.54 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our ATM program.  Pursuant to this program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The registration statement was declared effective by the SEC on November 20, 2017 and replaced our prior registration statement with respect to the ATM program.  Following the effectiveness of the new registration statement and after taking into account the aggregate sales price of common units sold under the ATM program through December 31, 2017, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $2.54 billion.

DRIP and EUPP
We have a registration statement on file with the SEC in connection with our DRIP.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  After taking into account the number of common units issued under the DRIP through December 31, 2017, we have the capacity to issue an additional 80,717,140 common units under this plan.

Affiliates of EPCO purchased $100 million of our common units through the DRIP in connection with the distribution paid on February 7, 2018.

In addition to the DRIP, we have registration statements on file with the SEC in connection with our EUPP.  After taking into account the number of common units issued under the EUPP through December 31, 2017, we had the capacity to issue an additional 5,760,811 common units under this plan.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during 2017 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general partnership purposes.

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

At December 31, 2017 and 2016, our restricted cash amounts were $65.2 million and $354.5 million, respectively.  The balance of restricted cash decreased since December 31, 2016 primarily due to the settlement of derivative instruments related to contango positions during 2017.  For information regarding our derivative instruments and hedging activities, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of February 1, 2018, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.

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

	For the Year Ended December 31,
	2017	2016	2015
Net cash flows provided by operating activities	$4,666.3	$4,066.8	$4,002.4
Cash used in investing activities	3,286.1	4,005.8	3,425.9
Cash provided by (used in) financing activities	(1,727.5)	321.7	(616.0)

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

Our primary markets are located in the Gulf Coast, Southwest, Rocky Mountain, Northeast and Midwest regions of the U.S.  We have a concentration of trade receivable balances due from independent and major integrated oil and gas companies and other pipelines and wholesalers.  These concentrations may affect our overall credit risk in that these energy industry customers may be similarly affected by changes in economic, regulatory or other factors.

For a more complete discussion of these and other risk factors pertinent to our business, see Part I, Item 1A of this annual report.

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Comparison of 2017 with 2016

Operating activities.  Net cash flows provided by operating activities for the year ended December 31, 2017 increased $599.5 million when compared to the year ended December 31, 2016.  The increase in cash provided by operating activities was primarily due to:

▪
a $333.2 million increase in cash resulting from higher partnership earnings in the year ended December 31, 2017 compared to the same period in 2016 (after adjusting our $302.6 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows);

▪	a $213.1 million year-to-year increase in cash primarily due to the timing of cash receipts and payments related to operations; and

▪	a $53.2 million year-to-year increase in cash distributions received on earnings from unconsolidated affiliates primarily due to our investments in crude oil pipeline joint ventures.

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part II, Item 7.

Investing activities.  Cash used for investing activities for the year ended December 31, 2017 decreased $719.7 million when compared to the same period in 2016 primarily due to:

▪
an $801.3 million year-to-year decrease in cash used for business combinations, net of cash received.  During the year ended December 31, 2017, net cash used for business combinations was $198.7 million, which was primarily related to the Azure acquisition.  During the same period in 2016, $1.0 billion was paid for the second and final installment for the acquisition of EFS Midstream; and

▪
an $88.3 million year-to-year decrease in investments in unconsolidated affiliates primarily due to the completion of construction of certain NGL and crude oil joint venture projects; partially offset by

▪
a $117.7 million year-to-year increase in capital spending for consolidated property, plant and equipment, net of contributions in aid of construction costs (see “Capital Spending” within this Part II, Item 7 for additional information regarding our capital spending program).

Financing activities.  Cash used in financing activities for the year ended December 31, 2017 was $1.73 billion compared to cash provided by financing activities of $321.7 million for the year ended December 31, 2016.  The $2.05 billion year-to-year change in cash flow from financing activities was primarily due to:

▪
a $1.47 billion year-to-year decrease in net cash proceeds from the issuance of common units.  We issued an aggregate 40,853,745 common units, which generated $1.07 billion of net cash proceeds, in connection with our ATM program, DRIP and EUPP during the year ended December 31, 2017.  This compares to an aggregate 104,183,571 common units we issued in connection with these programs and plans during the same period in 2016, which collectively generated $2.54 billion of net cash proceeds;

▪
a $285.6 million year-to-year decrease in net cash inflows attributable to our consolidated debt obligations.  EPO issued $1.7 billion in principal amount of junior subordinated notes and repaid $800.0 million in principal amount of senior notes during the year ended December 31, 2017 compared to the issuance of $1.25 billion and repayment of $750.0 million in principal amount of senior notes during the year ended December 31, 2016.  In addition, net repayments under EPO’s commercial paper program were $44.2 million during 2017 compared to net issuances of $647.9 million during 2016; and

▪
a $269.4 million year-to-year increase in cash distributions paid to limited partners during the year ended December 31, 2017 when compared to the same period in 2016.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit.

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

Investing Activities
Cash used in investing activities for the year ended December 31, 2016 increased $579.9 million when compared to the year ended December 31, 2015 primarily due to:

▪	a $1.56 billion year-to-year decrease in cash proceeds from asset sales primarily due to the sale of our Offshore Business in July 2015, which generated proceeds of $1.53 billion; and

▪	an $827.5 million year-to-year decrease in capital spending for consolidated property, plant and equipment;

▪	an $80.3 million year-to-year decrease in aggregate cash used for business combinations and investments in and advances to unconsolidated affiliates; and

▪	$71.0 million of distributions received in connection with the return of capital from unconsolidated affiliates during 2016.

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

In January 2018, the Board declared a cash distribution of $0.4250 per common unit with respect to the fourth quarter of 2017.  In addition, our management announced plans in October 2017 to recommend to the Board additional quarterly cash distribution increases of $0.0025 per unit with respect to each of the four quarters of 2018. For additional information regarding our expected distribution growth rate, see “Significant Recent Developments” within this Item 7.

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

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2017	2016	2015
Net income attributable to limited partners (1)	$2,799.3	$2,513.1	$2,521.2
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	1,644.0	1,552.0	1,516.0
Add non-cash asset impairment and related charges	49.8	53.5	162.6
Add losses or subtract gains attributable to asset sales	(10.7)	(2.5)	15.6
Add cash proceeds from asset sales (2)	40.1	46.5	1,608.6
Add changes in fair value of Liquidity Option Agreement (3)	64.3	24.5	25.4
Add or subtract changes in fair market value of derivative instruments	22.8	45.0	(18.4)
Add cash distributions received from unconsolidated affiliates (4)	483.0	451.5	462.1
Subtract equity in income of unconsolidated affiliates	(426.0)	(362.0)	(373.6)
Subtract sustaining capital expenditures (5)	(243.9)	(252.0)	(272.6)
Add gains from monetization of interest rate derivative instruments accounted for as cash flow hedges (6)	30.6	6.1	--
Add deferred income tax expense or subtract benefit, as applicable	6.1	6.6	(20.6)
Other, net	42.9	20.5	(19.0)
Distributable cash flow	$4,502.3	$4,102.8	$5,607.3

Total cash distributions paid to limited partners with respect to period	$3,635.2	$3,394.0	$3,036.8

Cash distributions per unit declared by Enterprise GP with respect to period (7)	$1.6825	$1.6100	$1.5300

Total distributable cash flow retained by partnership with respect to period (8)	$867.1	$708.8	$2,570.5

Distribution coverage ratio (9)	1.24x	1.21x	1.85x

(1)   For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see “Consolidated Income Statements Highlights” within this Part II, Item 7.
(2)   For a discussion of significant changes in cash proceeds from asset sales as presented in the investing activities section of our Statements of Consolidated Cash Flows, see “Cash Flows from Operating, Investing and Financing Activities” within this Part II, Item 7.
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
(6)   For information regarding these gains, see “Interest Rate Hedging Activities” under Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
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

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP distributable cash flow for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2017	2016	2015
Net cash flows provided by operating activities	$4,666.3	$4,066.8	$4,002.4
Adjustments to reconcile net cash flows provided by operating activities to distributable cash flow:
Subtract sustaining capital expenditures	(243.9)	(252.0)	(272.6)
Add cash proceeds from asset sales	40.1	46.5	1,608.6
Add gains from monetization of interest rate derivative instruments accounted for as cash flow hedges	30.6	6.1	--
Net effect of changes in operating accounts	(32.2)	180.9	323.3
Other, net	41.4	54.5	(54.4)
Distributable cash flow	$4,502.3	$4,102.8	$5,607.3

Designated Units Issued in Connection with Holdings Merger
In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the “Holdings Merger”).  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the “Designated Units”).  Distributions paid by us to this privately held affiliate of EPCO during 2015 excluded 35,380,000 Designated Units.  The temporary distribution waiver expired in November 2015; therefore, distributions paid to partners during calendar years 2016 and 2017 were on all outstanding common units.

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

We placed approximately $4.5 billion of major growth capital projects into service or commissioning during 2017, including our PDH facility, our Midland-to-ECHO Pipeline System (limited service) and expansions related to our propylene pipeline system and Beaumont refined products terminal.  We have approximately $5.5 billion of growth capital projects scheduled to be completed by the end of 2020 including our ninth NGL fractionator in Mont Belvieu, Texas (second quarter of 2018), the completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes (third quarter of 2018), the Shin Oak NGL pipeline (second quarter of 2019), our iBDH facility (fourth quarter of 2019) and the ethylene export terminal (first quarter of 2020).

Based on information currently available, we expect our total capital spending for 2018 to approximate $3.3 billion, which includes approximately $315 million for sustaining capital expenditures.  Our forecast of capital spending for 2018 is based on our announced strategic operating and growth plans (through the filing date of this annual report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital spending due to factors beyond our control, such as adverse economic conditions, weather related issues and changes in supplier prices.  Furthermore, our forecast of capital spending may change as a result of decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

The following table summarizes the primary elements of our capital spending for the periods indicated (dollars in millions):

	For the Year Ended December 31,
	2017	2016	2015
Capital spending for property, plant and equipment: (1)
Growth capital projects (2)	$2,868.8	$2,722.7	$3,540.0
Sustaining capital projects (3)	233.0	261.4	271.6
Total	$3,101.8	$2,984.1	$3,811.6

Business combinations:
Cash used for business combinations (4)	$198.7	$1,000.0	$1,056.5
Non-cash equity consideration (5)	--	--	1,408.7
Total	$198.7	$1,000.0	$2,465.2

Investments in unconsolidated affiliates	$50.5	$138.8	$162.6

(1)   Growth and sustaining capital amounts presented in the table above are presented on a cash basis.
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
(4)   Amount for 2017 primarily represents net cash used for the Azure acquisition in April 2017. Amounts for 2016 and 2015 represent the first and second payments for EFS Midstream. We acquired EFS Midstream in July 2015 for approximately $2.1 billion in cash, which was payable in two installments.
(5)   Amount presented for 2015 relates to the acquisition of noncontrolling interests in step two of the Oiltanking acquisition.

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the year ended December 31, 2017 involved projects at our Mont Belvieu complex as well as projects to support crude oil, natural gas and NGL production from the Permian Basin.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of 2017 with 2016. Growth capital spending for projects to support Permian Basin production increased $909.5 million year-to-year primarily due to increased capital spending for the Midland-to-ECHO Pipeline System, which accounted for $480.2 million of the increase, construction of our Orla I and Orla II plants and related pipelines, which accounted for an additional $422.1 million of the increase, partially offset by decreased capital spending on our South Eddy plant and related pipelines, which accounted for $131.2 million of the decrease.  We placed the Midland-to-ECHO Pipeline System into limited commercial service in November 2017. Additionally, we completed construction and placed the South Eddy facility into service in May 2016.

Growth capital spending for our Morgan’s Point Ethane Export Terminal and our LPG export expansion project decreased a combined $299.3 million.  Our Morgan’s Point Ethane Export Terminal, which has an aggregate loading rate (nameplate capacity) of approximately 10,000 barrels per hour of fully refrigerated ethane and is the largest of its kind in the world, was placed into service in September 2016.

Growth capital spending for projects at our Mont Belvieu complex decreased $271.9 million year-to-year, primarily due to decreased capital spending at our PDH facility, which accounted for a $443.8 million decrease, partially offset by increased capital spending on our ninth NGL fractionator, which accounted for a $141.9 million increase, and our iBDH unit, which accounted for a $93.2 million additional increase.

Growth capital spending at our ECHO and Beaumont Marine West Crude Oil terminals decreased a combined $103.7 million year-to-year as new storage tanks and related assets were placed into service at these facilities during 2016.

Net cash used for business combinations decreased $801.3 million year-to-year due to the second payment of $1.0 billion made in July 2016 for EFS Midstream, partially offset by $191.4 million in net cash paid in connection with the Azure acquisition made in April 2017.

Investments in unconsolidated affiliates decreased $88.3 million year-to-year primarily due to the completion of construction of certain NGL and crude oil joint venture projects.

Comparison of 2016 with 2015.  Growth capital spending for LPG export expansion projects at EHT and our ethane export facility decreased a combined $328.9 million year-to-year.  We completed two expansion projects during 2015 at our EHT facility that increased our ability to load cargos of fully refrigerated, low-ethane propane to approximately 16.0 MMBbls per month. Likewise, growth capital spending on our ethane header system between Corpus Christi, Texas and the Mississippi River in Louisiana decreased $288.1 million year-to-year.  We completed the Aegis Ethane Pipeline (i.e., the largest component of our ethane header system) in December 2015.

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

Growth capital spending at our Mont Belvieu complex increased $67.1 million year-to-year primarily due to construction of our PDH facility.

We acquired EFS Midstream in July 2015 for approximately $2.1 billion in cash, which was payable in two installments.  The initial payment of $1.1 billion was paid at closing in July 2015.  The second and final installment of $1.0 billion was paid in July 2016 using a combination of cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.   Also, in February 2015, we issued 36,827,517 common units valued at approximately $1.4 billion to complete Step 2 of the Oiltanking acquisition.  For information regarding these acquisitions, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8, of this annual report.

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

At December 31, 2017 and 2016, the net carrying value of our property, plant and equipment was $35.62 billion and $33.29 billion, respectively.  We recorded $1.3 billion, $1.22 billion and $1.16 billion of depreciation expense for the years ended December 31, 2017, 2016 and 2015, respectively.  For additional information regarding our property, plant and equipment, see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Measuring Recoverability of Long-Lived Assets and Fair Value of Equity Method Investments

Long-lived assets (including property, plant and equipment and intangible assets with finite useful lives) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Examples of such events or changes might be production declines that are not replaced by new discoveries or long-term decreases in the demand or price of natural gas, NGLs, crude oil, petrochemicals or refined products.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  Estimates of undiscounted cash flows are based on a number of assumptions including anticipated operating margins and volumes; estimated useful life of the asset or asset group; and estimated residual values.  If the carrying value of a long-lived asset is not recoverable, an impairment charge would be recorded for the excess of a long-lived asset’s carrying value over its estimated fair value, which is derived from an analysis of the asset’s estimated future cash flows, the market value of similar assets and replacement cost of the asset less any applicable depreciation or amortization.  In addition, fair value estimates also include usage of probabilities for a range of possible outcomes.

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

During 2017, 2016 and 2015, we recognized non-cash asset impairment charges related to long-lived assets of $37.8 million, $45.2 million and $162.6 million, respectively, which are a component of costs and expenses.  For additional information regarding these impairment charges, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Contract-based intangible assets represent specific commercial rights we own arising from discrete contractual agreements, such as the long-term rights we possess under the Shell natural gas processing agreement and the Jonah natural gas gathering contracts.  A contract-based intangible asset with a finite life is amortized over its estimated economic life, which is the period over which the asset is expected to contribute directly or indirectly to our cash flows.  Our estimates of the economic life of contract-based intangible assets are based on a number of factors, including (i) the expected useful life of the related tangible assets (e.g., a fractionation facility, pipeline or other asset), (ii) any legal or regulatory developments that would impact such contractual rights and (iii) any contractual provisions that enable us to renew or extend such arrangements.

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

At December 31, 2017 and 2016, the carrying value of our customer relationship and contract-based intangible asset portfolio was $3.69 billion and $3.86 billion, respectively.  We recorded $166.9 million, $171.3 million and $174.1 million of amortization expense attributable to intangible assets for the years ended December 31, 2017, 2016 and 2015, respectively.  For additional information regarding our intangible assets, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  Goodwill is not amortized; however, it is subject to annual impairment testing at the end of each fiscal year, and more frequently, if circumstances indicate it is probable that the fair value of goodwill is below its carrying amount.  Goodwill impairment testing involves determining the fair value of the associated reporting unit.  The fair value of a reporting unit is based on assumptions regarding the future economic prospects of the businesses that make up the reporting unit. Such assumptions include (i) discrete financial forecasts for the associated businesses, which, in turn, rely on management’s estimates of operating margins, throughput volumes and similar inputs; (ii) long-term growth rates for cash flows beyond discrete forecast periods; and (iii) appropriate discount rates.  If the fair value of a reporting unit (including its inherent goodwill) is less than its carrying value, a non-cash impairment charge to operating costs and expenses is required to reduce the carrying value of goodwill to its implied fair value.  At December 31, 2017 and 2016, the carrying value of our goodwill was $5.75 billion.

We did not record any goodwill impairment charges in 2017, 2016 or 2015.  Based on our most recent goodwill impairment test at December 31, 2017, each reporting unit’s fair value was substantially in excess of its carrying value (i.e., by at least 10%).  For additional information regarding our goodwill, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Use of Estimates for Revenues and Expenses

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

For information regarding our revenue recognition policies, see Note 3 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Other Items

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017 (dollars in millions):

		Payment or Settlement due by Period
		In less than	In 1-3	In 4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of debt obligations (1)	$24,780.1	$2,855.7	$3,000.0	$1,225.0	$17,699.4
Estimated cash payments for interest (2)	$23,942.0	$1,082.9	$1,986.3	$1,796.8	$19,076.0
Operating lease obligations (3)	$413.3	$57.0	$100.0	$71.3	$185.0
Purchase obligations: (4)
Product purchase commitments:
Estimated payment obligations:
Natural gas	$1,911.5	$615.1	$963.5	$332.9	$--
NGLs	$99.0	$69.6	$29.4	$--	$--
Crude oil	$7,891.3	$1,352.3	$2,286.8	$1,456.8	$2,795.4
Petrochemicals and refined products	$632.1	$411.9	$220.2	$--	$--
Other	$33.3	$9.3	$16.9	$4.9	$2.2
Underlying major volume commitments:
Natural gas (in TBtus)	812	265	407	140	--
NGLs (in MMBbls)	7	5	2	--	--
Crude oil (in MMBbls)	471	38	106	94	233
Petrochemicals and refined products (in MMBbls)	11	7	4	--	--
Service payment commitments (5)	$398.0	$98.3	$144.5	$87.9	$67.3
Capital expenditure commitments (6)	$171.6	$171.6	$--	$--	$--
Other long-term liabilities (7)	$578.4	$--	$370.0	$22.4	$186.0
Total contractual payment obligations	$60,850.6	$6,723.7	$9,117.6	$4,998.0	$40,011.3

(1)   Represents scheduled future maturities of our consolidated debt principal obligations. For information regarding our consolidated debt obligations, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.
(2)   Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2017, the contractually scheduled maturities of such balances, and the applicable fixed or variable interest rates paid during 2017. With respect to our variable-rate debt obligations, we applied the weighted-average interest rate paid during 2017 to determine the estimated cash payments. See Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for the weighted-average variable interest rates charged in 2017. In general, our estimated cash payments for interest are significantly influenced by the long-term maturities of our junior subordinated notes (due August 2066 through August 2077). Our estimated cash payments for interest with respect to each junior subordinated note are based on the current interest rate for each note applied to the entire remaining term through the respective maturity date.
(3)   Primarily represents land held pursuant to right-of-way agreements and property leases, leases of underground salt dome caverns for the storage of natural gas and NGLs, the lease of transportation equipment used in our operations and office space with affiliates of EPCO.
(4)   Represents enforceable and legally binding agreements to purchase goods or services as of December 31, 2017. The estimated payment obligations are based on contractual prices in effect at December 31, 2017 applied to all future volume commitments. Actual future payment obligations may vary depending on prices at the time of delivery.
(5)   Primarily represents our unconditional payment obligations under firm pipeline transportation contracts.
(6)   Represents unconditional payment obligations for services to be rendered or products to be delivered in connection with our capital spending program, including our share of the capital spending of our unconsolidated affiliates.
(7)   As reflected on our consolidated balance sheet at December 31, 2017, “Other long-term liabilities” primarily represent the Liquidity Option Agreement, the noncurrent portion of asset retirement obligations and deferred revenues.

In connection with the agreements to acquire EFS Midstream, we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for PXD and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System.  As of December 31, 2017, we have spent approximately $151 million of the $270 million commitment. Due to the uncertain timing of the remaining potential capital expenditures, we have excluded this amount from the preceding table.

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

Recent Accounting Developments

For information regarding recent accounting developments involving revenue recognition and leases, see Note 2 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2017 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.1	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.0	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	1.0	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	3.9	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	49.0	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	64.6	n/a	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.3	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	3.7	3.3	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	6.9	3.3	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of NGLs for propylene marketing activities (MMBbls)	0.8	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	67.3	9.0	Mark-to-market
NGL risk management activities (MMBbls) (4)	18.3	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (4)	0.6	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	104.0	12.2	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, May 2018 and December 2020, respectively.
(3)   Current and long-term volumes include 21.1 Bcf and 5.3 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
(4)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At December 31, 2017, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪
The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.

▪
The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities.  We achieve this objective by executing fixed-price sales for a portion of our expected equity NGL production using derivative instruments and related contracts.  For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for shrinkage, which is hedged using derivative instruments and related contracts.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	December 31, 2017	January 31, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(5.3)	$(13.9)	$(6.0)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(9.7)	(16.9)	(6.4)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(0.9)	(10.8)	(5.6)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	December 31, 2017	January 31, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(150.3)	$(76.4)	$(35.7)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(227.7)	(126.1)	(54.1)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(73.0)	(26.8)	(17.3)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	December 31, 2017	January 31, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(42.4)	$(65.5)	$(32.7)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(80.0)	(109.4)	(79.3)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(4.7)	(21.6)	13.9

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

Interest rate swaps exchange the stated interest rate paid on a notional amount of existing debt for the fixed or floating interest rate stipulated in the derivative instrument.  The following table summarizes our portfolio of interest rate swaps at December 31, 2017 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.87%	Fair value hedge

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our interest rate swap portfolio at the dates indicated (dollars in millions):

		Interest Rate Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	December 31, 2017	January 31, 2018
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(0.8)	$(1.5)	$(1.5)
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	(2.0)	(1.8)	(1.8)
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	0.4	(1.2)	(1.2)

The following table summarizes our portfolio of 30-year forward starting swaps outstanding at December 31, 2017.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	3 forward starting swaps	$275.0	2/2019	2.57%	Cash flow hedge

As a result of market conditions in January 2018, we elected to terminate $100 million notional amount of the forward starting swaps that were outstanding at December 31, 2017, which resulted in cash gains totaling $1.5 million for the first quarter of 2018.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated fair value of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2016	December 31, 2017	January 31, 2018
Fair value assuming no change in underlying interest rates	Asset (Liability)	$36.2	$(0.1)	$9.6
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	49.3	13.8	18.8
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	22.1	(15.1)	(0.2)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague, Fowler and Bulawa under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2017

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2017, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

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

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 28, 2018.

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
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2017.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
 February 28, 2018

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Partnership Governance.

Partnership Management

General

The following individuals currently serve as members of the Board of Directors (the “Board”) of Enterprise GP:  Richard H. Bachmann, Carin M. Barth, W. Randall Fowler, James T. Hackett, Charles E. McMahen, William C. Montgomery, Richard S. Snell, A. James Teague, Harry P. Weitzel and Randa Duncan Williams.  Ms. Duncan Williams serves as the non-executive Chairman of the Board, and Mr. Bachmann serves as the non-executive Vice Chairman of the Board.

In addition, Larry J. Casey and Edwin C. Smith serve as “advisory directors” for Enterprise GP, and O.S. Andras serves as an “honorary director.”  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

Marquard & Bahls AG (“M&B”), a German corporation and the former parent company of Oiltanking, is entitled to designate a nominee for election to the Board (the “M&B Designee”) as long as M&B and its affiliates beneficially own at least 27,403,676 of the common units we issued to M&B and its affiliates in connection with the Oiltanking acquisition.  In the event that the M&B Designee becomes unable or unwilling to, or for another reason ceases to, serve as a member of the Board while M&B is entitled to maintain the M&B Designee, M&B may designate another person reasonably acceptable to the Board as a replacement. The initial M&B Designee, Dr. F. Christian Flach, resigned from the Board in November 2017.   No replacement for Dr. Flach has been nominated by M&B as of the filing date of this annual report.

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the ASA with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our unitholders do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, all of the officers and directors of our general partner.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of our general partner during 2017 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

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

Office of the Chairman

The Office of the Chairman is a management oversight group comprised of four individuals: Ms. Duncan Williams (as Chairman of the Board), Mr. Bachmann (as Vice Chairman of the Board), Mr. Teague (as CEO) and Mr. Fowler (as President).  The purpose of the Office of the Chairman is for the group to serve collectively as a liaison to the Board and senior management with respect to, and to provide the Chairman, Vice-Chairman, CEO and President a venue to discuss, certain matters including:

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

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 28, 2018.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,2,6)	56	Director and Chairman of the Board
Richard H. Bachmann (1,6)	65	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	72	Director and CEO
W. Randall Fowler (1,6,7,8)	61	Director and President
Carin M. Barth (2,6)	55	Director
James T. Hackett (2,3,6)	64	Director
Charles E. McMahen (4,5)	78	Director
William C. Montgomery (4)	56	Director
Richard S. Snell (4,6)	75	Director
Harry P. Weitzel (6,8)	53	Director and Senior Vice President, General Counsel and Secretary
Graham W. Bacon (8)	54	Executive Vice President
William Ordemann (8)	58	Executive Vice President
R. Daniel Boss (8)	42	Senior Vice President (Accounting and Risk Control)
Bryan F. Bulawa (8)	48	Senior Vice President and CFO
Brent B. Secrest (8)	45	Senior Vice President
Michael W. Hanson (8)	50	Vice President and Principal Accounting Officer

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

A. James Teague
Mr. Teague was elected CEO of Enterprise GP in January 2016 and has been a director of Enterprise GP since November 2010.  He also serves as Co-Chairman of the Capital Projects Committee.  Mr. Teague previously served as the Chief Operating Officer (“COO”) of Enterprise GP from November 2010 to December 2015 and served as an Executive Vice President of Enterprise GP from November 2010 until February 2013.  He served as an Executive Vice President of EPGP from November 1999 to November 2010 and additionally as a director from July 2008 to November 2010 and as COO from September 2010 to November 2010.  In addition, he served as Chief Commercial Officer of EPGP from July 2008 until October 2010.  He served as Executive Vice President and Chief Commercial Officer of DEP GP from July 2008 until September 2011.  He previously served as a director of DEP GP from July 2008 to May 2010 and as a director of Holdings GP from October 2009 to May 2010.  Mr. Teague joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999.  From 1998 to 1999, Mr. Teague served as President of Tejas Natural Gas Liquids, LLC, then an affiliate of Shell.  From 1997 to 1998, he was President of Marketing and Trading for MAPCO, Inc.  Mr. Teague also serves on the board of directors of Solaris Oilfield Infrastructure, Inc.

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

Mr. Fowler, a Certified Public Accountant (inactive), joined Enterprise as Director of Investor Relations in January 1999.  He also serves as Chairman of the Board of the Master Limited Partnership Association (formerly National Association of Publicly Traded Partnerships).  Mr. Fowler is on the Advisory Board of Alerian, an independent provider of market intelligence for master limited partnerships (“MLPs”), which includes its benchmark Alerian MLP Index , or AMZ.  He also serves on the Advisory Board for the College of Business at Louisiana Tech University.

Carin M. Barth
Ms. Barth was elected a director of Enterprise GP in October 2015 and is a member of its Governance Committee and its Capital Projects Committee.  She is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is Chair of the Audit Committee and Group 1 Automotive, Inc.  Additionally, she is Chairman of the Investment Advisory Committee for the Endowment at Texas Tech University, a Trustee of The Welch Foundation and a board member of the Ronald McDonald House of Houston.

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

James T. Hackett
Mr. Hackett was elected a director of Enterprise GP in April 2014 and serves as Chairman of its Governance Committee and as a member of its Capital Projects Committee.  Mr. Hackett is a partner with Riverstone Holdings LLC, a private energy investment firm. Mr. Hackett serves as Executive Chairman of Alta Mesa Resources, Inc. (formerly named Silver Run Acquisition Corporation II) and Chief Operating Officer of Kingfisher Midstream, LLC, an affiliate of Alta Mesa engaged in providing certain midstream energy services, including crude oil and gas gathering, processing and marketing to producers of natural gas, natural gas liquids, crude oil and condensate.  Mr. Hackett served as Executive Chairman of the board of directors of Anadarko Petroleum Corporation (“Anadarko”), one of the world’s largest independent oil and natural gas exploration and production companies, from 2012 to 2013 after serving as its CEO from 2003 to 2012 and Chairman of the Board from 2006 to 2012.  He also served as Anadarko’s President from 2003 to 2010.  Mr. Hackett is a board member of Flour Corp. and NOV, Inc. as well as Sierra Oil & Gas and Talen Energy (portfolio companies of Riverstone).  He is a former director of Bunge Ltd. and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a member of the Rice University Board of Trustees.  Mr. Hackett is also a former adjunct Professor of Finance at Rice University.

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

William Ordemann
Mr. Ordemann was elected Executive Vice President (Commercial) of Enterprise GP in October 2015, having previously served as Group Senior Vice President (Unregulated Liquids, Crude and Natural Gas Services) from April 2012 to October 2015.  He served as Executive Vice President of Enterprise GP from August 2007 to April 2012. He served as COO of EPGP from August 2007 until September 2010 and as its Executive Vice President from August 2007 to November 2010.  He was also elected an Executive Vice President of DEP GP in August 2007 and served in such role until September 2011.  Mr. Ordemann previously served as a Senior Vice President of EPGP from September 2001 to August 2007 and was a Vice President of EPGP from October 1999 to September 2001. He joined Enterprise in connection with its purchase of certain midstream energy assets from affiliates of Shell Oil Company in 1999. He also served as a director of Oiltanking GP from October 2014 until February 2015 and is a director of the GPA Midstream Association, where he serves on the Executive Committee as Chairman-Elect.  Mr. Ordemann will assume the role of Chairman of that association in April 2018.

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

Michael W. Hanson
Mr. Hanson was elected a Vice President (Financial Reporting) and Principal Accounting Officer of Enterprise GP in August 2016.  He has served as a Vice President of Enterprise GP since April 2011 with responsibility over Enterprise’s financial and management reporting group within its Accounting department.  He has served Enterprise and its affiliates in various accounting roles since 1992, including as an Assistant Controller since April 2007 and Director of Financial Reporting from November 2004 to March 2007.  Mr. Hanson’s responsibilities include team leadership in the preparation of Enterprise’s quarterly and annual reports.  Mr. Hanson continues to lead Enterprise's financial and management reporting group and reports to Mr. Boss, who has overall team leadership of the Accounting department.

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

▪
for Mr. Fowler, approximately 20 years of experience with our midstream assets, including finance, accounting and investor relations and, for over the last ten years, as a member of our executive management team;

▪
for Mr. Bachmann, over 30 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over the last 19 years, as a member of either EPCO’s or our executive management teams; and

▪
for Mr. Weitzel, over 25 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

Our five outside voting directors also have significant experience in a variety of capacities, as well as other qualifications, attributes and skills.  These include:

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

Code of Conduct and Ethics and Corporate Governance Guidelines

Enterprise GP has adopted a “Code of Conduct” that applies to its directors, officers and employees.  This code sets forth our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance on complying with the code, the reporting of compliance issues, and discipline for violations of the code.  The Code of Conduct also establishes policies applicable to our CEO, President, CFO, Principal Accounting Officer and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations of the code (and thus accountability for adherence to the code).  Employees are required to certify their understanding and compliance with the Code of Conduct on an annual basis.  Training on Code of Conduct is also provided to employees, where applicable.

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

NYSE Corporate Governance Listing Standards

On April 3, 2017, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, directors and executive officers of Enterprise GP and any persons holding more than 10% of our common units are required to report their beneficial ownership of common units and any changes in their beneficial ownership levels to us and the SEC.  Specific due dates for these reports have been established by regulation, and we are required to disclose in this annual report any failure to file this information within the specified timeframes.  All such reporting was done in a timely manner in 2017, except that the vesting of a phantom unit award for Mr. Weitzel (and payment of the related tax liability by withholding securities incident to such vesting) was reported on a Form 4 filed on January 17, 2017, instead of by the reporting deadline of January 9, 2017.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to (i) our principal executive officer, (ii) our principal financial officers and (iii) the other three highest paid officers of our general partner named below for the year ended December 31, 2017.  Collectively, these individuals were our “named executive officers” for 2017.  To the extent such individuals were named executive officers in the prior two years, their total compensation for those years is presented as well.

				Equity-
		Cash		Based	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)
A. James Teague	2017	$800,000	$2,205,000	$4,041,800	$651,138	$7,697,938
CEO	2016	800,000	2,100,000	3,989,926	606,309	7,496,235
(Principal Executive Officer)	2015	793,750	1,800,000	4,108,628	550,701	7,253,079

W. Randall Fowler	2017	525,000	1,181,250	2,425,080	374,191	4,505,521
President	2016	521,178	984,375	2,701,298	328,999	4,535,850
(Principal Financial Officer)	2015	459,375	581,250	2,042,400	285,691	3,368,716

Bryan F. Bulawa	2017	314,500	267,750	922,685	182,157	1,687,092
Senior Vice President and CFO	2016	314,500	245,438	1,292,173	143,905	1,996,016
(Principal Financial Officer)	2015	306,000	233,750	810,152	122,214	1,472,116

William Ordemann	2017	451,150	367,500	1,674,460	302,070	2,795,180
Executive Vice President,	2016	451,150	357,000	1,891,366	230,291	2,929,807
Commercial	2015	447,400	340,000	1,198,715	184,258	2,170,373

Graham W. Bacon	2017	393,750	315,000	1,674,460	263,501	2,646,711
Executive Vice President,	2016	375,000	294,000	1,958,576	206,541	2,834,117
Operations and Engineering	2015	320,021	275,000	1,021,200	155,071	1,771,292

Brent B. Secrest	2017	306,750	262,500	1,154,800	378,084	2,102,134
Senior Vice President,
Liquids Hydrocarbons Marketing

(1)   Amounts represent discretionary annual bonus awards earned by each named executive officer with respect to the year presented. Bonuses awarded for the year ended December 31, 2015 were paid in cash in February 2016. For the years ended December 31, 2017 and 2016, the dollar value of each officer’s discretionary bonus (less any retirement plan deductions and withholding taxes) was remitted through the issuance of an equivalent value of newly issued Enterprise common units in February of the respective following year.
(2)   Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented. Amounts presented for the year ended December 31, 2016 reflect the grant of phantom unit and profits interest awards to each named executive officer. Amounts presented for the years ended December 31, 2017 and 2015 reflect grants of phantom unit awards to each named executive officer.
(3)   Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2017:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Quarterly Distributions Paid On Equity- Based Awards (1)	Life Insurance Premiums	Other	Total All Other Compensation
A. James Teague	$29,700	$607,802	$7,663	$5,973	$651,138
W. Randall Fowler	22,275	345,179	3,267	3,470	374,191
Bryan F. Bulawa (2)	25,245	138,945	842	17,125	182,157
William Ordemann (2)	32,400	233,634	2,838	33,198	302,070
Graham W. Bacon	32,400	222,877	1,518	6,706	263,501
Brent B. Secrest (3)	29,700	93,037	631	254,716	378,084

(1)   Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights
 (“DERs”) issued in tandem with phantom unit awards, (ii) distributions paid on restricted common units and (iii) distributions paid in connection with profits interest awards. With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2017: Mr. Teague, $580,660; Mr. Fowler, $323,667; Mr. Bulawa, $124,862; Mr. Ordemann, $217,193; Mr. Bacon, $205,596; and Mr. Secrest, $83,328.
(2)   Amounts presented as “Other” for Mr. Bulawa and Mr. Ordemann include lump sum payments of $12,750 and $25,000, respectively, paid in April 2017 in lieu of increases in their respective base cash salaries.
(3)  Amount presented as “Other” for Mr. Secrest includes a retention payment made pursuant to a retention agreement he entered into with EPCO in January 2014. For further information, please see the discussion of this agreement and payment under “Compensation Discussion and Analysis – Elements of Compensation” below.

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

For the years ended December 31, 2017 and 2016, the primary elements of compensation for the named executive officers consisted of annual cash base salary, discretionary annual bonus (satisfied principally through the issuance of Enterprise common units), phantom unit and profits interest awards under long-term incentive arrangements and other compensation, including very limited perquisites.  For the year ended December 31, 2015, the primary compensation elements consisted of annual cash base salary, discretionary annual cash bonus awards, phantom unit awards and other compensation, including very limited perquisites.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria. We believe that the absence of targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ending December 31, 2017 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The bonus awards are discretionary and, in combination with annual base salaries, are intended to yield competitive total compensation levels for the named executive officers and drive performance in support of our business strategies, as well as the performance of other EPCO affiliates for which the named executive officer may perform services.  The annual bonus amount presented for each named executive officer reflects a general consideration of our overall financial results for those periods.   This consideration takes into account a number of our financial measures (e.g., non-GAAP gross operating margin and distributable cash flow metrics) and our performance relative to peers, without any weight or formula given to any specific financial performance measures.  In addition, a subjective judgment of each named executive officer’s performance for those periods is taken into account and reflected in the annual bonus amounts.  The bonus amounts are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

Each of our named executive officers has been granted equity-based compensation. The amount of equity-based compensation granted to our named executive officers reflects a general consideration of our overall financial performance, along with a subjective judgment of each named executive officer’s contribution in support of that performance, without any weight or formula given to any specific financial performance measures.  The value of equity-based awards granted to the named executive officers are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.  Each of the named executive officers received grants of phantom unit awards for the periods presented in the summary compensation table.

In addition, EPCO formed four limited partnerships (generally referred to as “Employee Partnerships”) in 2016 to serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” in an Employee Partnership. The names of the Employee Partnerships are EPD PubCo Unit I L.P. (“PubCo I”), EPD PubCo Unit II L.P. (“PubCo II”), EPD PubCo Unit III L.P. (“PubCo III”) and EPD PrivCo Unit I L.P. (“PrivCo I”). Each of our named executive officers participates in one of these Employee Partnerships.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2017.

In addition to the other elements of compensation, we may use retention agreements as a means to reinforce and encourage the continued dedication of our named executive officers to EPCO and us as members of our executive management team.  In January 2017, Mr. Secrest received a cash employee retention payment of $250,000, less applicable tax withholdings.  This payment was the second, and final, payment made pursuant to retention agreement that EPCO entered into with Mr. Secrest in January 2014. The agreement provided for a three-year retention period, with an initial payment of $250,000 made in January 2016 and a second payment of $250,000 made in January 2017.

In order to qualify for the retention payments, Mr. Secrest was required to complete 24 months of continuous employment with EPCO (from the effective date of his retention agreement) to receive the first payment, and an additional 12 months of continuous employment to receive the second payment.   Since Mr. Secrest devoted all of his time to our affairs since entering into the retention agreement, we were allocated all of the expense associated with these payments.  Apart from this retention agreement, none of the named executive officers had employee retention agreements in place during the year ended December 31, 2017.

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

In making compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by third party compensation consultants. In 2017, EPCO engaged Meridian Compensation Partners, LLC (the “Consultant”) to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry competitors.  The market data for industry competitors included information from CenterPoint Energy, Inc.; Dominion Energy, Inc.; Enbridge Inc.; Energy Transfer Partners, L.P.; Kinder Morgan Inc.; Magellan Midstream Partners, L.P.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Spectra Energy Corp.; Sunoco Logistics Partners L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TransCanada Corporation.

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

		Enterprise	EPCO and	Total
		Products	its other	Time
Named Executive Officer	Year	Partners	affiliates	Allocated
A. James Teague	2017	100%	--	100%
	2016	100%	--	100%
	2015	100%	--	100%

W. Randall Fowler	2017	75%	25%	100%
	2016	75%	25%	100%
	2015	75%	25%	100%

Bryan F. Bulawa	2017	85%	15%	100%
	2016	85%	15%	100%
	2015	85%	15%	100%

William Ordemann	2017	100%	--	100%
	2016	100%	--	100%
	2015	100%	--	100%

Graham W. Bacon	2017	100%	--	100%
	2016	100%	--	100%
	2015	100%	--	100%

Brent B. Secrest	2017	100%	--	100%

Grants of Equity-Based Awards in Fiscal Year 2017

The following table presents information concerning each grant of an equity-based award in 2017 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Grant
					Date Fair
					Value of
		Estimated Future Payouts Under			Equity-
		Equity Incentive Plan Awards			Based
	Grant	Threshold	Target	Maximum	Awards
Award Type/Named Executive Officer	Date	(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	02/16/17	--	140,000	--	$4,041,800
W. Randall Fowler	02/16/17	--	112,000	--	2,425,080
Bryan F. Bulawa	02/16/17	--	37,600	--	922,685
William Ordemann	02/16/17	--	58,000	--	1,674,460
Graham W. Bacon	02/16/17	--	58,000	--	1,674,460
Brent B. Secrest	02/16/17	--	40,000	--	1,154,800

(1)   Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2017. Based on current allocations, we estimate that the consolidated compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.
(2)   The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 16, 2017 of $28.87 per unit. For information about assumptions utilized in the valuation of these awards, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report, the applicable disclosures of which are incorporated by reference into this Item 11.

Phantom unit awards
The phantom unit awards were granted under the 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (the “2008 Plan”). Phantom unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  Phantom unit awards generally vest at a rate of 25% per year beginning one year after the grant date and are non-vested until the required service periods expire. At December 31, 2017, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.

Each phantom unit award includes a tandem DER, which entitles the holder to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid to our common unitholders.

Summary of Long-Term Incentive Arrangements Underlying 2017 Award Grants

The 2008 Plan provides for incentive awards to EPCO’s key employees and non-employee directors and consultants who perform management, administrative or operational functions for us or our affiliates. Awards granted under the 2008 Plan may be in the form of phantom units, DERs, restricted common units, unit options, unit appreciation rights and other unit-based awards or substitute awards.  For information regarding the number of our common units authorized for issuance under the 2008 Plan, see “Securities Authorized for Issuance Under Equity Compensation Plans” under Item 13 of this annual report.

Equity-Based Awards Outstanding at December 31, 2017

The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2017.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

		Unit Awards
			Market
		Number	Value
		of Units	of Units
		That Have	That Have
	Vesting	Not Vested	Not Vested
Award Type/Named Executive Officer	Date	(#) (1)	($) (2)
Phantom unit awards: (3)
A. James Teague	Various	356,600	$9,453,466
W. Randall Fowler	Various	268,212	7,110,300
Bryan F. Bulawa	Various	91,174	2,417,023
William Ordemann	Various	135,000	3,578,850
Graham W. Bacon	Various	129,750	3,439,673
Brent B. Secrest	Various	57,625	1,527,639

Profits interest awards:
A. James Teague (4)	2/22/20	--	$383,703
W. Randall Fowler (5)	2/22/21	--	532,803
Bryan F. Bulawa (6)	2/22/21	--	388,332
William Ordemann (4)	2/22/20	--	383,703
Graham W. Bacon (4)	2/22/20	--	438,517
Brent B. Secrest (6)	2/22/21	--	242,708

(1)   Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)   With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of each award type outstanding for the named executive officer by the closing price of our common units on December 29, 2017 (the last trading day of 2017) of $26.51 per unit. With respect to amounts presented for the profits interest awards, amount represents the estimated liquidation value to be received by the named executive officer based on the closing price of our common units on December 29, 2017 and the terms of liquidation outlined in the applicable Employee Partnership agreement.
(3)   Of the 1,038,361 phantom unit awards presented in the table, the vesting schedule is as follows: 392,136 in 2018; 305,562 in 2019; 229,263 in 2020 and 111,400 in 2021.
(4)   With respect to PubCo I, the profit interest share held by Messrs. Teague, Ordemann and Bacon at December 31, 2017 was approximately 4.5%, 4.5% and 5.2%, respectively.
(5)   Mr. Fowler’s share of the profits interest in PrivCo I was approximately 15.5% at December 31, 2017.
(6)   Mr. Bulawa’s and Mr. Secrest’s share of the profits interest in PubCo II was approximately 4.4% and 2.8%, respectively, at December 31, 2017.

Phantom unit awards
For a brief description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2017” within this Item 11.

Profits interest awards
In February 2016, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed the following Enterprise common units it owned to the Employee Partnerships: (i) 2,723,052 units to PubCo I, (ii) 2,834,198 units to PubCo II and (iii) 1,111,438 units to PrivCo I.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Also on the applicable contribution date, certain key EPCO employees, including the named executive officers, were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.  The profits interest awards were not issued under the 2008 Plan.

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

Unless otherwise agreed to by EPCO and a majority in interest of the limited partners of each Employee Partnership, such Employee Partnership will terminate at the earliest to occur of (i) 30 days following its vesting date, (ii) a change of control or (iii) a dissolution of such Employee Partnership.  The Class B limited partner interests in PubCo I vest four years from February 22, 2016, and the Class B limited partner interests in PubCo II and PrivCo I vest five years from February 22, 2016.

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

Vesting of Equity-Based Awards in 2017

The following table presents the vesting of restricted common unit and phantom unit awards to our named executive officers during the year ended December 31, 2017.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Named Executive Officer	(#) (1)	($) (2)
A. James Teague:
Restricted common unit awards	36,100	$1,038,597
Phantom unit awards	105,925	3,051,487
W. Randall Fowler:
Restricted common unit awards	25,000	719,250
Phantom unit awards	73,738	2,124,566
Bryan F. Bulawa:
Restricted common unit awards	8,124	233,727
Phantom unit awards	25,074	722,454
William Ordemann:
Restricted common unit awards	10,000	287,700
Phantom unit awards	35,375	1,016,228
Graham W. Bacon:
Restricted common unit awards	7,750	222,968
Phantom unit awards	31,750	915,073
Brent B. Secrest:
Restricted common unit awards	3,500	100,695
Phantom unit awards	8,875	255,646

(1)   Represents the gross number of common units acquired upon vesting of restricted common unit and phantom unit awards, as applicable, before adjustments for associated tax withholdings.
(2)   Amount determined by multiplying the gross number of restricted common unit and phantom unit awards, as applicable, that vested during 2017 by the closing price of our common units on the date of vesting.

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

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2017.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of our general partner served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2017.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers are made, as applicable, by the Audit and Conflicts Committee of our general partner, our CEO, our President, and EPCO.

Pay Ratio Disclosure

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of (i) the median of the total annual compensation of all employees of a registrant to (ii) the total annual compensation of the registrant’s principal executive officer.   Our principal executive officer is Mr. Teague (who serves as CEO of our general partner).  The following table summarizes the information used to derive the required pay ratio for the year ended December 31, 2017:

Median total annual compensation	$106,380
Total annual compensation of Mr. Teague (CEO)	$7,697,938
Ratio of CEO compensation to median compensation	72 : 1

The median total annual compensation was determined as follows:

▪
First, a list was prepared of all active EPCO employees, excluding Mr. Teague and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs.   This list was based on employee information as of December 31, 2017. There are approximately 7,000 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

▪
Second, basic wage data for each employee was extracted from Form W-2 information provided to the Internal Revenue Service for calendar year 2017. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.

▪
Third, once the median employee was selected, his or her total annual compensation for 2017 was determined using the same method used to determine Mr. Teague’s total annual compensation for 2017 as presented in the Summary Compensation Table within this Item 11.

Director Compensation

Neither we nor our general partner provide additional compensation to employees of EPCO for their services as directors of our general partner.  For calendar year 2017, the independent voting directors of our general partner were compensated as follows:

▪
each received an $85,000 annual cash retainer and an annual grant of our common units having a fair market value, based on the closing price of such security on the trading day immediately preceding the date of grant, of approximately $85,000;

▪	if the individual served as a chairman of the Audit and Conflicts Committee, then he received an additional $20,000 annual cash retainer;

▪	if the individual served as a chairman of the Governance Committee, then he received an additional $15,000 annual cash retainer; and,

▪	for those independent voting directors that serve on the Capital Projects Committee, a $2,500 per meeting cash fee for attendance at meetings of this committee.

Our advisory directors, Messrs. Casey and Smith, each received a $150,000 annual cash retainer in 2017. As an honorary director, O.S. Andras received a $20,000 annual cash retainer.

The director compensation program for calendar year 2018 is expected to be the same as 2017.

We bear all costs attributable to the compensation of directors of our general partner. The following table summarizes compensation paid to the non-employee directors of our general partner in 2017:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Non-Employee Director	($)	($)	($)
Carin M. Barth	$87,500	$85,000	$172,500
Larry J. Casey (1)	150,000	--	150,000
James T. Hackett (2)	105,000	85,000	190,000
Charles E. McMahen (3)	105,000	85,000	190,000
William C. Montgomery	85,000	85,000	170,000
Edwin E. Smith (1)	150,000	--	150,000
Richard S. Snell	90,000	85,000	175,000
O.S. Andras (4)	20,000	--	20,000

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 15, 2018, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Title of	Name and Address	Beneficial	Percent
Class	of Beneficial Owner	Ownership	of Class
Common units	Randa Duncan Williams (1)	693,530,754	32.0%
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

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of our common units, as of February 15, 2018 by (i) our named executive officers for 2017; (ii) the current directors of Enterprise GP; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 15, 2018	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by DD LLC Voting Trust:
Through DFI GP Holdings L.P.		81,688,412	3.8%
Through Dan Duncan LLC		41,762	*
Units controlled by EPCO Voting Trust:
Through EPCO		26,408,549	1.2%
Through EPCO Investments L.P.		8,346,154	*
Through EPCO Holdings, Inc.		555,444,663	25.6%
Through Employee Partnerships		6,773,688	*
Units controlled by Alkek and Williams, Ltd.		370,928	*
Units controlled by Chaswil, Ltd.		10,000	*
Units controlled by family trusts (1)		14,433,468	*
Units owned personally (2)		13,130	*
Total for Randa Duncan Williams		693,530,754	32.0%

* Represents a beneficial ownership of less than 1% of class
(1)   The number of common units presented for Ms. Duncan Williams includes common units held by family trusts for which she serves as a director of an entity trustee but has disclaimed beneficial ownership (except to the extent of her pecuniary interest therein.
(2)   The number of common units presented for Ms. Duncan Williams includes 9,090 common units held by her spouse and 4,040 common units held jointly with her spouse.

EPCO and its privately held affiliates have pledged 81,346,154 of our common units that they own as security under their credit facilities.  These credit facilities include customary provisions regarding potential events of default.  As a result, a change in ownership of these units could result if an event of default ultimately occurred.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 15, 2018	Ownership	Class
Richard H. Bachmann (1)	Director and Vice Chairman of the Board	1,432,081	*
A. James Teague (2,3)	Director and CEO	1,716,546	*
W. Randall Fowler (2,4)	Director and President	1,440,289	*
Carin M. Barth	Director	31,335	*
James T. Hackett (5)	Director	294,493	*
Charles E. McMahen	Director	107,889	*
William C. Montgomery	Director	46,835	*
Richard S. Snell (6)	Director	63,186	*
Harry P. Weitzel (7)	Director and Senior Vice President, General Counsel and Secretary	44,843	*
William Ordemann (2,8)	Executive Vice President	977,764	*
Graham W. Bacon (2,9)	Executive Vice President	219,775	*
Bryan F. Bulawa (2,10)	Senior Vice President and CFO	177,355	*
Brent B. Secrest (2,11)	Senior Vice President	52,500	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (16 individuals in total) (12)		700,283,084	32.3%

* Represents a beneficial ownership of less than 1% of class
(1)   The number of common units presented for Mr. Bachmann includes 9,588 common units held by his spouse.  In addition, the number of common units presented for Mr. Bachmann includes an aggregate 130,000 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(2)   These individuals are named executive officers for the year ended December 31, 2017.
(3)   The number of common units presented for Mr. Teague includes (i) 53,000 common units held by a trust and (ii) 11,300 common units held by his spouse.  In addition, the number of common units presented for Mr. Teague includes an aggregate 140,925 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(4)   The number of common units presented for Mr. Fowler includes 500,000 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).  In addition, the number of common units presented for Mr. Fowler includes an aggregate 101,738 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(5)   The number of common units presented for Mr. Hackett includes (i) 9,661 common units held by family trusts and (ii) 58,000 common units held by family limited partnerships.
(6)   The number of common units presented for Mr. Snell includes 2,956 common units held by his spouse.
(7)   The number of common units presented for Mr. Weitzel includes an aggregate 14,750 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(8)   The number of common units presented for Mr. Ordemann includes an aggregate 48,250 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(9)   The number of common units presented for Mr. Bacon includes an aggregate 46,250 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(10) The number of common units presented for Mr. Bulawa includes an aggregate 34,475 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(11) The number of common units presented for Mr. Secrest includes an aggregate 18,875 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.
(12) Cumulatively, this group’s beneficial ownership amount includes an aggregate 564,243 phantom units that vested in late February 2018, which resulted in the issuance of an equal number of common units before adjustment for any withholding taxes.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, the 2008 Plan is EPCO’s only long-term incentive plan under which our common units have been authorized for issuance.  The 2008 Plan provides for awards of our common units and other rights to our non-management directors and to consultants and employees of EPCO and its affiliates providing services to us.  Awards under the 2008 Plan may be granted in the form of unit options, restricted common units, phantom units, UARs, DERs, unit awards and other unit-based awards or substitute awards. The following table sets forth certain information regarding the 2008 Plan as of January 1, 2018.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	--	--	24,091,065
Equity compensation plans not approved by unitholders:
None	--	--	--
Total for equity compensation plans	--	--	24,091,065

(1)   At December 31, 2017, the total number of common units authorized for issuance under the 2008 Plan was 40,000,000 common units.  This amount increased by 5,000,000 common units on January 1, 2018 and will increase by an additional 5,000,000 common units subsequently on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate amount available for issuance under the 2008 Plan exceed 70,000,000 common units.

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

The Audit and Conflicts Committee did not review or approve any related party transactions during the year ended December 31, 2017.

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

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and his compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  This individual earned total compensation from EPCO of approximately $500 thousand for 2017.

An immediate family member of Ms. Duncan Williams is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and his compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  This individual earned total compensation from EPCO of approximately $125 thousand for 2017.

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

	For the Year Ended December 31,
	2017 (1)	2016 (2)
Audit fees	$5,047,700	$4,881,250

(1)   Audit fees for 2017 include $135,000 of charges for audit-related projects that were reimbursed by joint venture partners.
(2)   Audit fees for 2016 include $225,000 of charges for audit-related projects that were reimbursed by joint venture partners.

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

We are prohibited from using Deloitte & Touche to perform general bookkeeping, human resources or management functions for us, and any other service not permitted by the PCAOB.

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

3.6
Amendment No. 3 to the Sixth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated as of November 28, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 1, 2017).

3.7
Certificate of Formation of Enterprise Products Holdings LLC (formerly named EPE Holdings, LLC) (incorporated by reference to Exhibit 3.3 to Form S-1/A Registration Statement, Reg. No. 333-124320, filed by Enterprise GP Holdings L.P. on July 22, 2005).

3.8
Certificate of Amendment to Certificate of Formation of Enterprise Products Holdings LLC (formerly named EPE Holdings, LLC), filed on November 22, 2010 with the Delaware Secretary of State (incorporated by reference to Exhibit 3.5 to Form 8-K filed November 23, 2010).

3.9
Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC dated effective as of September 7, 2011 (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 8, 2011).

3.10
Amendment No. 1 to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC, dated effective as of April 26, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 2, 2017).

3.11	Company Agreement of Enterprise Products Operating LLC dated June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 8, 2007).
3.12
Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.13	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
4.1	Form of Common Unit certificate (incorporated by reference to Exhibit A to Exhibit 3.1 to Form 8-K filed August 16, 2011).

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

4.27
Thirtieth Supplemental Indenture, dated as of February 15, 2018, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 15, 2018).

4.28
Thirty-First Supplemental Indenture, dated as of February 15, 2018, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 15, 2018).

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

4.33	Form of Global Note representing $800.0 million principal amount of 6.30% Senior Notes due 2017 with attached Guarantee (incorporated by reference to Exhibit 4.38 to Form 10-Q filed November 9, 2007).
4.34
Form of Global Note representing $700.0 million principal amount of 6.50% Senior Notes due 2019 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed April 3, 2008).

4.35
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

4.37
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

4.60
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

4.62
Form of Global Note representing $700 million principal amount of Junior Subordinated Notes D due 2077 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed August 16, 2017).

4.63
Form of Global Note representing $1.0 billion principal amount of Junior Subordinated Notes E due 2077 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed August 16, 2017).

4.64
Form of Global Note representing $750.0 million principal amount of 2.80% Senior Notes due 2021 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed February 15, 2018).

4.65
Form of Global Note representing $1.25 billion principal amount of 4.25% Senior Notes due 2048 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed February 15, 2018).

4.66
Form of Global Note representing $700 million principal amount of Junior Subordinated Notes F due 2078 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed February 15, 2018).

4.67
Replacement Capital Covenant, dated July 18, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 19, 2006).

4.68
First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.69
Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed May 24, 2007).

4.70
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.71
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.72
Indenture, dated February 20, 2002, by and among TEPPCO Partners, L.P., as Issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as Subsidiary Guarantors, and First Union National Bank, NA, as Trustee (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by TEPPCO Partners, L.P. on February 20, 2002).

4.73
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

4.74
Full Release of Guarantee, dated July 31, 2006, by Wachovia Bank, National Association, as Trustee, in favor of Jonah Gas Gathering Company (incorporated by reference to Exhibit 4.8 to the Form 10-Q filed by TEPPCO Partners, L.P. on November 7, 2006).

4.75
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

4.83
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

4.84
Full Release of Guarantee, dated as of November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.70 to Form 10-K filed March 1, 2010).

4.85
Registration Rights Agreement by and between Enterprise Products Partners L.P. and Oiltanking Holding Americas, Inc. dated as of October 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2014).

10.1***	Enterprise Products 1998 Long-Term Incentive Plan (Amended and Restated as of February 23, 2010) (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 26, 2010).
10.2***	Form of Employee Restricted Unit Grant Award under the Enterprise Products 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 9, 2010).
10.3***	2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (incorporated by reference to Annex A to Definitive Proxy Statement filed August 26, 2013).
10.4***	Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 24, 2017).
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

10.7
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

10.8
Guaranty Agreement, dated as of September 13, 2017, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 15, 2017).

10.9
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

10.10
Guaranty Agreement, dated as of September 13, 2017, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed September 15, 2017).

10.11
Liquidity Option Agreement, dated as of October 1, 2014, between Enterprise Products Partners, L.P., Oiltanking Holding Americas, Inc., and Marquard & Bahls AG (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 1, 2014).

10.12
Support Agreement, dated as of November 11, 2014, by and among Enterprise Products Partners L.P., Enterprise Products Operating LLC and Oiltanking Partners, L.P. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 12, 2014).

10.13***	EPD PubCo Unit I L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.17 to Form 10-K filed February 24, 2017).
10.14***	EPD PubCo Unit II L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.18 to Form 10-K filed February 24, 2017).
10.15***	EPD PrivCo Unit I L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.19 to Form 10-K filed February 24, 2017).
10.16***	EPD PubCo Unit III L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.20 to Form 10-K filed February 24, 2017).
10.17
Equity Distribution Agreement, dated December  1, 2017, by and among Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., DNB Markets, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA)  Inc., SG Americas Securities, LLC, SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, UBS Securities LLC, USCA Securities LLC and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed December 1, 2017).

12.1#	Computation of ratio of earnings to fixed charges for each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013.
21.1#	List of consolidated subsidiaries as of February 1, 2018.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2017.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2017.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2017.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2017.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2017.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2017.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2018.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President-Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 28, 2018.

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
 Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
 February 28, 2018
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5.1	$63.1
Restricted cash	65.2	354.5
Accounts receivable – trade, net of allowance for doubtful accounts of $12.1 at December 31, 2017 and $11.3 at December 31, 2016	4,358.4	3,329.5
Accounts receivable – related parties	1.8	1.1
Inventories	1,609.8	1,770.5
Derivative assets (see Note 14)	153.4	541.4
Prepaid and other current assets	312.7	468.1
Total current assets	6,506.4	6,528.2
Property, plant and equipment, net	35,620.4	33,292.5
Investments in unconsolidated affiliates	2,659.4	2,677.3
Intangible assets, net of accumulated amortization of $1,564.8 at December 31, 2017 and $1,403.1 at December 31, 2016 (see Note 7)	3,690.3	3,864.1
Goodwill (see Note 7)	5,745.2	5,745.2
Other assets	196.4	86.7
Total assets	$54,418.1	$52,194.0

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 8)	$2,855.0	$2,576.8
Accounts payable – trade	801.7	397.7
Accounts payable – related parties	127.3	105.1
Accrued product payables	4,566.3	3,613.7
Accrued interest	358.0	340.8
Derivative liabilities (see Note 14)	168.2	737.7
Other current liabilities	418.6	478.7
Total current liabilities	9,295.1	8,250.5
Long-term debt (see Note 8)	21,713.7	21,120.9
Deferred tax liabilities	58.5	52.7
Other long-term liabilities	578.4	503.9
Commitments and contingencies (see Note 17)
Equity: (see Note 9)
Partners’ equity:
Limited partners:
Common units (2,161,089,479 units outstanding at December 31, 2017 and 2,117,588,414 units outstanding at December 31, 2016)	22,718.9	22,327.0
Accumulated other comprehensive loss	(171.7)	(280.0)
Total partners’ equity	22,547.2	22,047.0
Noncontrolling interests	225.2	219.0
Total equity	22,772.4	22,266.0
Total liabilities and equity	$54,418.1	$52,194.0

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Third parties	$29,196.5	$22,965.6	$26,955.6
Related parties	45.0	56.7	72.3
Total revenues (see Note 10)	29,241.5	23,022.3	27,027.9
Costs and expenses:
Operating costs and expenses:
Third parties	24,444.7	18,539.5	22,588.2
Related parties	1,112.8	1,104.0	1,080.5
Total operating costs and expenses	25,557.5	19,643.5	23,668.7
General and administrative costs:
Third parties	59.6	47.0	78.5
Related parties	121.5	113.1	114.1
Total general and administrative costs	181.1	160.1	192.6
Total costs and expenses (see Note 10)	25,738.6	19,803.6	23,861.3
Equity in income of unconsolidated affiliates	426.0	362.0	373.6
Operating income	3,928.9	3,580.7	3,540.2
Other income (expense):
Interest expense	(984.6)	(982.6)	(961.8)
Change in fair market value of Liquidity Option Agreement (see Note 17)	(64.3)	(24.5)	(25.4)
Other, net	1.3	2.8	2.9
Total other expense, net	(1,047.6)	(1,004.3)	(984.3)
Income before income taxes	2,881.3	2,576.4	2,555.9
Benefit from (provision for) income taxes (see Note 16)	(25.7)	(23.4)	2.5
Net income	2,855.6	2,553.0	2,558.4
Net income attributable to noncontrolling interests (see Note 9)	(56.3)	(39.9)	(37.2)
Net income attributable to limited partners	$2,799.3	$2,513.1	$2,521.2

Earnings per unit: (see Note 11)
Basic earnings per unit	$1.30	$1.20	$1.28
Diluted earnings per unit	$1.30	$1.20	$1.26

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$2,855.6	$2,553.0	$2,558.4
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	(38.5)	(193.8)	214.9
Reclassification of losses (gains) to net income	112.2	53.4	(228.2)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	(5.7)	42.3	--
Reclassification of losses to net income	40.4	37.4	35.3
Total cash flow hedges	108.4	(60.7)	22.0
Other	(0.1)	(0.1)	0.4
Total other comprehensive income (loss)	108.3	(60.8)	22.4
Comprehensive income	2,963.9	2,492.2	2,580.8
Comprehensive income attributable to noncontrolling interests	(56.3)	(39.9)	(37.2)
Comprehensive income attributable to limited partners	$2,907.6	$2,452.3	$2,543.6

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$2,855.6	$2,553.0	$2,558.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,644.0	1,552.0	1,516.0
Asset impairment and related charges	49.8	53.5	162.6
Equity in income of unconsolidated affiliates	(426.0)	(362.0)	(373.6)
Distributions received on earnings from unconsolidated affiliates	433.7	380.5	462.1
Net losses (gains) attributable to asset sales (see Note 19)	(10.7)	(2.5)	15.6
Deferred income tax expense (benefit)	6.1	6.6	(20.6)
Change in fair market value of derivative instruments	22.8	45.0	(18.4)
Change in fair market value of Liquidity Option Agreement	64.3	24.5	25.4
Net effect of changes in operating accounts (see Note 19)	32.2	(180.9)	(323.3)
Other operating activities	(5.5)	(2.9)	(1.8)
Net cash flows provided by operating activities	4,666.3	4,066.8	4,002.4
Investing activities:
Capital expenditures	(3,147.9)	(3,025.1)	(3,830.7)
Contributions in aid of construction costs	46.1	41.0	19.1
Cash used for business combinations, net of cash received (see Note 12)	(198.7)	(1,000.0)	(1,056.5)
Investments in unconsolidated affiliates	(50.5)	(138.8)	(162.6)
Distributions received for return of capital from unconsolidated affiliates	49.3	71.0	--
Proceeds from asset sales (see Note 19)	40.1	46.5	1,608.6
Other investing activities	(24.5)	(0.4)	(3.8)
Cash used in investing activities	(3,286.1)	(4,005.8)	(3,425.9)
Financing activities:
Borrowings under debt agreements	69,315.3	62,813.9	21,081.1
Repayments of debt	(68,459.6)	(61,672.6)	(19,867.2)
Debt issuance costs	(24.1)	(10.6)	(24.0)
Monetization of interest rate derivative instruments (see Note 14)	30.6	6.1	--
Cash distributions paid to limited partners (see Note 9)	(3,569.9)	(3,300.5)	(2,943.7)
Cash payments made in connection with distribution equivalent rights	(15.1)	(11.7)	(7.7)
Cash distributions paid to noncontrolling interests (see Note 9)	(49.2)	(47.4)	(48.0)
Cash contributions from noncontrolling interests (see Note 9)	0.4	20.4	54.0
Net cash proceeds from the issuance of common units	1,073.4	2,542.8	1,188.6
Other financing activities	(29.3)	(18.7)	(49.1)
Cash provided by (used in) financing activities	(1,727.5)	321.7	(616.0)
Net change in cash, cash equivalents and restricted cash	(347.3)	382.7	(39.5)
Cash, cash equivalents and restricted cash, January 1	417.6	34.9	74.4
Cash, cash equivalents and restricted cash, December 31	$70.3	$417.6	$34.9

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 9 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2015	$18,304.8	$(241.6)	$1,629.0	$19,692.2
Net income	2,521.2	--	37.2	2,558.4
Cash distributions paid to limited partners	(2,943.7)	--	--	(2,943.7)
Cash payments made in connection with distribution equivalent rights	(7.7)	--	--	(7.7)
Cash distributions paid to noncontrolling interests	--	--	(48.0)	(48.0)
Cash contributions from noncontrolling interests	--	--	54.0	54.0
Common units issued and noncontrolling interests acquired in connection with Step 2 of Oiltanking acquisition	1,408.7	--	(1,408.7)	--
Removal of noncontrolling interests in connection with sale of Offshore Business	--	--	(62.1)	(62.1)
Net cash proceeds from the issuance of common units	1,188.6	--	--	1,188.6
Amortization of fair value of equity-based awards	92.4	--	--	92.4
Cash flow hedges	--	22.0	--	22.0
Other	(50.0)	0.4	4.6	(45.0)
Balance, December 31, 2015	20,514.3	(219.2)	206.0	20,501.1
Net income	2,513.1	--	39.9	2,553.0
Cash distributions paid to limited partners	(3,300.5)	--	--	(3,300.5)
Cash payments made in connection with distribution equivalent rights	(11.7)	--	--	(11.7)
Cash distributions paid to noncontrolling interests	--	--	(47.4)	(47.4)
Cash contributions from noncontrolling interests	--	--	20.4	20.4
Net cash proceeds from the issuance of common units	2,542.8	--	--	2,542.8
Amortization of fair value of equity-based awards	90.2	--	--	90.2
Cash flow hedges	--	(60.7)	--	(60.7)
Other	(21.2)	(0.1)	0.1	(21.2)
Balance, December 31, 2016	22,327.0	(280.0)	219.0	22,266.0
Net income	2,799.3	--	56.3	2,855.6
Cash distributions paid to limited partners	(3,569.9)	--	--	(3,569.9)
Cash payments made in connection with distribution equivalent rights	(15.1)	--	--	(15.1)
Cash distributions paid to noncontrolling interests	--	--	(49.2)	(49.2)
Cash contributions from noncontrolling interests	--	--	0.4	0.4
Net cash proceeds from the issuance of common units	1,073.4	--	--	1,073.4
Common units issued in connection with employee compensation	33.7	--	--	33.7
Amortization of fair value of equity-based awards	99.0	--	--	99.0
Cash flow hedges	--	108.4	--	108.4
Other	(28.5)	(0.1)	(1.3)	(29.9)
Balance, December 31, 2017	$22,718.9	$(171.7)	$225.2	$22,772.4

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at December 31, 2017.

References to “EFS Midstream” mean EFS Midstream LLC, which we acquired in July 2015 from affiliates of Pioneer Natural Resources Company (“PXD”) and Reliance Industries Limited (“Reliance”).  See Note 12 for additional information regarding this acquisition.

References to “Offshore Business” refer to the Gulf of Mexico operations we sold to Genesis Energy, L.P. (“Genesis”) in July 2015.    See Note 10 for additional information regarding this sale.

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

The following table presents our allowance for doubtful accounts activity for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$11.3	$12.1	$13.9
Charged to costs and expenses	2.7	2.3	0.8
Deductions	(1.9)	(3.1)	(2.6)
Balance at end of period	$12.1	$11.3	$12.1

See “Credit Risk” in Note 18 for additional information.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash
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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which standardizes the presentation of transfers to and from restricted cash within the cash flow statement. As a result, the cash flow statement will present changes in total cash amounts, regardless of whether the cash balances are restricted or unrestricted.

We adopted this guidance in the fourth quarter of 2017 and applied this ASU retrospectively to the periods presented in our Statements of Consolidated Cash Flows.  As a result, the decrease in restricted cash of $338.6 million and $15.9 million was excluded from net cash used in investing activities for the years ended December 31, 2016 and 2015, respectively.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the amounts shown in the Statements of Consolidated Cash Flows.

	December 31,
	2017	2016
Cash and cash equivalents	$5.1	$63.1
Restricted cash	65.2	354.5
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$70.3	$417.6

The balance of restricted cash at December 31, 2017 consisted of initial margin requirements of $33.4 million and variation margin requirements of $31.8 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  See Note 14 for information regarding our derivative instruments and hedging activities.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Environmental Costs
Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2017, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$11.9	$13.0	$15.6
Charged to costs and expenses	12.1	7.0	6.4
Acquisition-related additions and other	1.7	0.5	1.1
Deductions	(14.1)	(8.6)	(10.1)
Balance at end of period	$11.6	$11.9	$13.0

At December 31, 2017 and 2016, $5.6 million of our environmental reserves were classified as current liabilities.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers within the fair value hierarchy routinely occur for certain term contracts as prices and other inputs used for the valuation of future delivery periods become more observable with the passage of time.  Other transfers are made periodically in response to changing market conditions that affect liquidity, price observability and other inputs used in determining valuations.  We deem any such transfers to have occurred at the end of the quarter in which they transpired.  There were no transfers between Level 1 and 2 during the years ended December 31, 2017 and 2016.

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

Impairment Testing for Goodwill
Our goodwill amounts are assessed for impairment on a routine annual basis or when impairment indicators are present.  If such indicators occur (e.g., the loss of a significant customer or technological obsolescence of assets), the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its carrying value.  If the fair value of the reporting unit is less than its carrying value including associated goodwill amounts, a non-cash impairment charge to earnings is recorded to reduce the carrying value of the goodwill to its implied fair value.

Our reporting unit estimated fair values are based on assumptions regarding the future economic prospects of the businesses that comprise each reporting unit.  Such assumptions include: (i) discrete financial forecasts for the assets classified within the reporting unit, which, in turn, rely on management’s estimates of operating margins, throughput volumes and similar factors; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  We believe the assumptions we use in estimating reporting unit fair values are consistent with those that would be employed by market participants in their fair value estimation process.  Based on our most recent goodwill impairment test at December 31, 2017, each reporting unit’s fair value was substantially in excess of its carrying value (i.e., by at least 10%).

See Note 7 for additional information regarding goodwill.

Impairment Testing for Long-Lived Assets
Long-lived assets (including intangible assets with finite useful lives and property, plant and equipment) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded.  Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.  See Note 14 for information regarding non-cash impairment charges related to long-lived assets.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing for Unconsolidated Affiliates
We evaluate our equity method investments for impairment to determine whether there are events or changes in circumstances that indicate there is a loss in value of the investment attributable to an other than temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the loss in value of an investment is an other than temporary decline, we record a non-cash impairment charge to equity earnings to adjust the carrying value of the investment to its estimated fair value.  There were not any non-cash impairment charges related to our equity method investments during the years ended 2017, 2016 and 2015.  See Note 6 for information regarding our equity method investments.

Inventories
Inventories primarily consist of NGLs, petrochemicals, refined products, crude oil and natural gas volumes that are valued at the lower of cost or net realizable value.  We capitalize, as a cost of inventory, shipping and handling charges (e.g., pipeline transportation and storage fees) and other related costs associated with purchased volumes.  As volumes are sold and delivered out of inventory, the cost of these volumes (including freight-in charges that have been capitalized as part of inventory cost) are charged to operating costs and expenses.  Shipping and handling fees associated with products we sell and deliver to customers are charged to operating costs and expenses as incurred.  See Note 4 for additional information regarding our inventories.

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

Recent Accounting Developments
Revenue Recognition.  In May 2014, the FASB issued Accounting Standards Codification 606, Revenues from Contracts with Customers (“ASC 606”).  The new accounting standard, along with its related amendments, replaced the former rules-based U.S. GAAP governing revenue recognition with a principles-based approach.  We adopted the new standard on January 1, 2018 using a modified retrospective approach, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to equity, if necessary.  In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 will not be revised.

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

However, based on guidance in ASC 606 applicable to non-cash consideration, we will start recognizing revenue in connection with equity NGL volumes we receive as consideration for providing processing services under percent of liquids and similar arrangements.  The value assigned to this non-cash consideration and related inventory will be based on the fair value of NGLs we are entitled to at the time the processing services are performed.  An additional revenue stream, along with the related cost of sales, would be recognized in connection with the ultimate sale of the NGL products derived from the NGLs acquired as a fee for service. Under current accounting practice, we only recognize revenue from the downstream sale of NGL products and do not record service revenue.  Based on our estimates, if the changes required by ASC 606 had been adopted at January 1, 2017, our total consolidated revenues for the year ended December 31, 2017 would have increased by approximately 1%.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of adopting the new standard, there will be significant changes to our disclosures based on the additional requirements prescribed by ASC 606.  These new disclosures include information regarding the significant judgments used in evaluating when and how revenue is (or will be) recognized and data related to contract assets and liabilities.  Additionally, we have revised our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

Leases.  In February 2016, the FASB issued ASC 842, Leases (“ASC 842”), which requires substantially all leases (with the exception of leases with a term of one year or less) to be recorded on the balance sheet using a method referred to as the right-of-use (“ROU”) asset approach. We will adopt the new standard on January 1, 2019 using a proposed transition method that will require us to apply the new lease standard to (i) all new leases entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2019 through a cumulative adjustment to equity.  In accordance with this approach, our consolidated operating expenses for periods prior to January 1, 2019 will not be revised.

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

We have started the process of reviewing our lease agreements in light of the new guidance.  Although we are in the early stages of our ASC 842 implementation project, we anticipate that this new lease guidance will result in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements.

Derivative instruments.  In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements.  As a result of the new guidance, we will no longer be required to separately measure and disclose the effect of periodic hedge ineffectiveness related to cash flow hedges. We early adopted this new guidance on January 1, 2018. The impact of the new guidance on our consolidated financial statements and disclosures is not expected to be material.

Note 3.  Revenue Recognition

In general, we recognize revenue from our customers when all of the following criteria are met:  (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the buyer’s price is fixed or determinable and (iv) collectibility is reasonably assured.  Amounts billed in advance of the period in which the service is rendered or product delivered are recorded as deferred revenue.  The following information summarizes our revenue recognition policies by business segment.  See Note 2 for information regarding recent accounting guidance related to revenue recognition.  See Note 10 for general information regarding our business segments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table information regarding our consolidated revenues by business segment for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
NGL Pipelines & Services:
Sales of NGLs and related products	$10,521.3	$8,380.5	$8,044.8
Midstream services	1,946.7	1,862.0	1,743.2
Total	12,468.0	10,242.5	9,788.0
Crude Oil Pipelines & Services:
Sales of crude oil	7,365.2	5,802.5	9,732.9
Midstream services	791.6	712.5	573.0
Total	8,156.8	6,515.0	10,305.9
Natural Gas Pipelines & Services:
Sales of natural gas	2,238.5	1,591.9	1,722.6
Midstream services	907.1	951.1	1,020.7
Total	3,145.6	2,543.0	2,743.3
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	4,696.3	2,921.9	3,333.5
Midstream services	774.8	799.9	778.4
Total	5,471.1	3,721.8	4,111.9
Offshore Pipelines & Services:
Sales of crude oil	--	--	3.2
Midstream services	--	--	75.6
Total	--	--	78.8
Total consolidated revenues	$29,241.5	$23,022.3	$27,027.9

NGL Pipelines & Services

Sales of NGLs and related products
▪
NGL marketing activities generate revenues from merchant activities such as spot and term sales of NGLs and related products, which we take title to through our natural gas processing activities (i.e., our equity NGL production), and open market and long-term contract purchases.  Revenue from these sales contracts is recognized when the NGLs are sold and delivered to customers at market-based prices.

Midstream services
▪
Natural gas processing utilizes contracts that are either fee-based, commodity-based or a combination of the two.   Our commodity-based contracts include keepwhole, margin-band, percent-of-liquids, percent-of-proceeds and contracts featuring a combination of commodity and fee-based terms.  We recognize revenue when the extracted NGLs are delivered and sold to customers under NGL marketing sales contracts.  When a cash fee for natural gas processing services is stipulated by a contract, we record revenue when a producer’s natural gas has been processed and redelivered.

▪
NGL pipeline transportation contracts and tariffs generally generate revenue based upon a fixed fee per gallon of liquids multiplied by the volume transported and delivered (or capacity reserved).  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies or contractual arrangements.  Under certain agreements customers are required to ship a minimum volume over an agreed-upon period with a provision that allows the shipper to make-up any volume shortfalls over an agreed-upon period (referred to as shipper “make-up rights”).  Revenue pursuant to such agreements is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired, or when the pipeline is otherwise released from its performance obligation.

▪
NGL fractionation primarily generates revenue under fee-based arrangements.  These fees are contractually subject to adjustment for changes in certain fractionation expenses (e.g., natural gas fuel costs) and are recognized in the period services are provided.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
NGL and related product storage contracts generate revenue from capacity reservation where we collect a fee for reserving storage capacity for customers in our underground storage wells.  Under these agreements, revenue is recognized on a straight-line basis over the specified reservation period.   In addition, we generally charge customers throughput fees based on volumes delivered into and subsequently withdrawn from storage, which are recognized as the service is provided.

▪	NGL import and export terminaling activities generate revenue in the period services are provided. Customers are typically billed a fee per unit of volume loaded or unloaded.

Crude Oil Pipelines & Services

Sales of crude oil
▪
Crude oil marketing activities generate revenues from the sale and delivery of crude oil purchased either directly from producers or on the open market.  Revenue from these sales contracts is recognized when crude oil is sold and delivered to customers at market-based prices.

Midstream services
▪
Crude oil transportation contracts and tariffs generally generate revenue based upon a fixed fee per barrel multiplied by the volume transported and delivered (or capacity reserved).  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies or contractual arrangements.  Under certain agreements, customers are required to ship a minimum volume over an agreed-upon period, with make-up rights.  Revenue pursuant to such agreements is initially deferred and subsequently recognized at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired, or when the pipeline is otherwise released from its performance obligation.

▪
Condensate gathering, processing and stabilization services as well as crude oil gathering, treating and pumping services generate revenue based upon the higher of actual volumes handled or minimum volume commitments multiplied by predominantly fixed fees charged for the underlying services.  The producer pays a deficiency fee when its volumes do not meet contractually defined minimum volume thresholds (these agreements have no make-up rights).

▪
Crude oil storage and terminaling agreements generate revenue based on capacity reservation where we collect a fee for reserving storage capacity for customers at our terminals.  Under these agreements, revenue is recognized on a straight-line basis over the specified reservation period.  In addition, customers are typically billed a fee per unit of volume loaded or unloaded at our terminals.

Natural Gas Pipelines & Services

Sales of natural gas
▪
Natural gas marketing activities generate revenue from the sale and delivery of natural gas purchased from producers, regional natural gas processing plants and on the open market.  Revenue from these sales contracts is recognized when natural gas is sold and delivered to customers at market-based prices.

Midstream services
▪
Natural gas transportation contracts generate revenues based on a fee per unit of volume transported multiplied by the volume gathered or delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies or contractual arrangements.  Certain of our natural gas pipelines offer firm capacity reservation services whereby the shipper pays a contractual fee based on the level of throughput capacity reserved (whether or not the shipper actually utilizes such capacity).  Revenues are recognized when volumes have been delivered to customers or in the period we provide firm capacity reservation services.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
Natural gas storage contracts generate revenue typically by two components: (i) monthly demand payments, which are associated with a customer’s storage capacity reservation and paid regardless of actual usage, and (ii) storage fees per unit of volume stored at our facilities.  Revenue from demand payments is recognized during the period the customer reserves capacity.  Revenue from storage fees is recognized in the period the services are provided.

Petrochemical & Refined Products Services

Sales of petrochemicals and refined products
▪
Our petrochemical marketing activities include the purchase and fractionation of refinery grade propylene obtained on the open market and generate revenues from the sale and delivery of polymer grade propylene to customers at market-based prices. Revenues from our propane dehydrogenation (“PDH”) facility are dependent on the level of minimum volume commitments by customers and the associated contractual fees paid by them for polymer grade propylene during a given period.

▪	Revenue from the production and sale of octane additives and high purity isobutylene is dependent on the volume of such commodities sold and delivered to customers at market-based prices.

▪	Revenue from refined products marketing is dependent on the volume of such commodities purchased on the open market and sold and delivered to customers at market-based prices.

Midstream services
▪
Propylene fractionation, butane isomerization and deisobutanizer facilities generate revenue through fee-based toll arrangements with customers, with such arrangements typically including a base-processing fee subject to adjustment for changes in power, fuel and labor costs.  Revenue resulting from such agreements is recognized in the period the services are provided.

▪
Petrochemical and refined products transportation contracts generate revenue based upon a fixed fee per volume multiplied by the volume transported and delivered.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies or contractual arrangements.

▪
Refined products storage contracts generate revenue based on capacity reservation where we collect a fee for reserving a defined storage capacity for customers at our facilities.  Under these contracts, revenue is recognized on a straight-line basis over the length of the storage period.

▪	Refined product terminaling contracts generate revenue based on a fee per unit of volume loaded or unloaded and are recognized in the period such services are provided.

▪
Marine transportation contracts generate revenue based on set day rates or a set fee per cargo movement recognized over the transit time of individual tows.  Additionally, we record revenue for costs of fuel and other specified operational fees that are directly reimbursed by the customer under most of these contracts.

Offshore Pipelines & Services
In July 2015, we sold our Offshore Business, which comprised our Offshore Pipelines & Services segment. See Note 10 for additional information related to this sale.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2017	2016
NGLs	$917.4	$1,156.1
Petrochemicals and refined products	161.5	220.7
Crude oil	516.3	360.0
Natural gas	14.6	33.7
Total	$1,609.8	$1,770.5

In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Cost of sales (1)	$21,487.0	$15,710.9	$19,612.9
Lower of cost or net realizable value adjustments within cost of sales	9.1	11.5	19.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life	December 31,
	in Years	2017	2016
Plants, pipelines and facilities (1)	3-45 (5)	$37,132.2	$35,124.6
Underground and other storage facilities (2)	5-40 (6)	3,460.9	3,326.9
Transportation equipment (3)	3-10	177.1	165.8
Marine vessels (4)	15-30	803.8	800.7
Land		273.1	264.6
Construction in progress		4,698.1	3,320.7
Total		46,545.2	43,003.3
Less accumulated depreciation		10,924.8	9,710.8
Property, plant and equipment, net		$35,620.4	$33,292.5

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Depreciation expense (1)	$1,296.1	$1,215.7	$1,161.6
Capitalized interest (2)	192.1	168.2	149.1
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

Property, plant and equipment at December 31, 2017 and 2016 includes $39.9 million and $44.9 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding our AROs for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
ARO liability beginning balance	$85.4	$58.5	$98.3
Liabilities incurred	4.7	4.2	2.7
Liabilities settled	(2.2)	(5.7)	(6.3)
Revisions in estimated cash flows	(6.7)	24.6	49.7
Accretion expense	5.5	3.8	5.2
AROs related to Offshore Business sold in July 2015	--	--	(91.1)
ARO liability ending balance	$86.7	$85.4	$58.5

The following table presents our forecast of accretion expense for the periods indicated:

2018	2019	2020	2021	2022
$5.8	$6.2	$6.5	$6.9	$7.3

Note 6.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31, 2017	December 31,
		2017	2016
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$25.7	$24.8
K/D/S Promix, L.L.C. (“Promix”)	50%	30.9	33.7
Baton Rouge Fractionators LLC (“BRF”)	32.2%	17.0	17.3
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	37.0	38.9
Texas Express Pipeline LLC (“Texas Express”)	35%	314.4	331.9
Texas Express Gathering LLC (“TEG”)	45%	35.9	35.8
Front Range Pipeline LLC (“Front Range”)	33.3%	165.7	165.4
Delaware Basin Gas Processing LLC (“Delaware Processing”)	50%	107.3	102.6
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC (“Seaway”)	50%	1,378.9	1,393.8
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	385.2	377.9
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	75.1	52.9
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	20.8	21.7
Petrochemical & Refined Products Services:
Centennial Pipeline LLC (“Centennial”)	50%	60.8	62.3
Other	Various	4.7	18.3
Total investments in unconsolidated affiliates		$2,659.4	$2,677.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
Promix owns an NGL fractionation facility located in south Louisiana.  The facility receives mixed NGLs via pipeline from natural gas processing plants located in southern Louisiana and along the Mississippi Gulf Coast.  In addition, Promix owns an NGL gathering system that gathers mixed NGLs from processing plants in southern Louisiana for its fractionator.

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

▪
Front Range owns an NGL pipeline that transports mixed NGLs from natural gas processing plants located in the Denver-Julesburg Basin to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System and other third party facilities in Skellytown.

▪
Delaware Processing, which commenced operations in August 2016, was formed with Occidental Petroleum Corporation to plan, design and construct a new 150 million cubic feet per day (“MMcf/d”) cryogenic natural gas processing plant to accommodate the growing production of NGL-rich natural gas in the Delaware Basin, in West Texas and southern New Mexico.  The facility, located in Reeves County, Texas, is supported by long-term, firm contracts.  We served as construction manager for the project and serve as operator of the new facility.

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

The Longhaul System, which consists of two pipelines, provides north-to-south transportation of crude oil from the Cushing hub to Seaway’s Jones Creek terminal near Freeport, Texas and a terminal that we own located near Katy, Texas.   The second of these two pipelines is referred to as the “Seaway Loop.”

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

▪
Eagle Ford Corpus Christi is a joint venture formed in March 2015 to construct and operate a new deep-water marine crude oil terminal that is designed to handle a variety of ocean-going vessels.  The new terminal is expected to be placed into service during the third quarter of 2018.

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

▪
Centennial owns an interstate refined products pipeline that extends from Beaumont, Texas, to Bourbon, Illinois.  Centennial also owns a refined products storage terminal located near Creal Springs, Illinois.

Equity Earnings
The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
NGL Pipelines & Services	$73.4	$61.4	$57.5
Crude Oil Pipelines & Services	358.4	311.9	281.4
Natural Gas Pipelines & Services	3.8	3.8	3.8
Petrochemical & Refined Products Services (1)	(9.6)	(15.1)	(15.7)
Offshore Pipelines & Services (2)	--	--	46.6
Total	$426.0	$362.0	$373.6

(1)   Losses are primarily attributable to our investment in Centennial. As a result of a trend in declining earnings, we estimated the fair value of this equity-method investment during each of the last three fiscal years. Our estimates, based on a combination of market and income approaches, indicate that the fair value of this investment remains in excess of its carrying value.
(2)   Our investments in unconsolidated affiliates classified within the Offshore Pipelines & Services segment were sold in July 2015 (see Note 10).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents our unamortized excess cost amounts by business segment at the dates indicated:

	December 31,
	2017	2016
NGL Pipelines & Services	$22.9	$24.1
Crude Oil Pipelines & Services	18.2	19.0
Petrochemical & Refined Products Services	1.8	2.1
Total	$42.9	$45.2

In total, amortization of excess cost amounts were $2.1 million, $2.1 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. We forecast that our amortization of excess cost amount will approximate $2.2 million in each of the next five years.

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined balance sheet information for the last two years and results of operations data for the last three years for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	December 31,
	2017	2016
Balance Sheet Data:
Current assets	$288.8	$199.5
Property, plant and equipment, net	5,509.7	5,644.4
Other assets	71.2	61.5
Total assets	$5,869.7	$5,905.4

Current liabilities	$233.5	$208.5
Other liabilities	84.8	112.3
Combined equity	5,551.4	5,584.6
Total liabilities and combined equity	$5,869.7	$5,905.4

	For the Year Ended December 31,
	2017	2016	2015
Income Statement Data:
Revenues	$1,509.0	$1,342.0	$1,426.6
Operating income	925.9	786.7	825.8
Net income	929.5	781.7	814.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2017			December 31, 2016
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.4	$(187.5)	$259.9	$447.4	$(172.7)	$274.7
Contract-based intangibles	280.8	(218.4)	62.4	279.9	(204.4)	75.5
Segment total	728.2	(405.9)	322.3	727.3	(377.1)	350.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(127.0)	2,076.5	2,204.4	(84.5)	2,119.9
Contract-based intangibles	281.0	(171.0)	110.0	281.0	(121.9)	159.1
Segment total	2,484.5	(298.0)	2,186.5	2,485.4	(206.4)	2,279.0
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(417.1)	933.2	1,350.3	(390.0)	960.3
Contract-based intangibles	464.7	(379.5)	85.2	464.7	(370.5)	94.2
Segment total	1,815.0	(796.6)	1,018.4	1,815.0	(760.5)	1,054.5
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(45.9)	135.5	185.5	(43.9)	141.6
Contract-based intangibles	46.0	(18.4)	27.6	54.0	(15.2)	38.8
Segment total	227.4	(64.3)	163.1	239.5	(59.1)	180.4
Total intangible assets	$5,255.1	$(1,564.8)	$3,690.3	$5,267.2	$(1,403.1)	$3,864.1

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
NGL Pipelines & Services	$28.9	$30.6	$33.6
Crude Oil Pipelines & Services	92.5	98.4	87.1
Natural Gas Pipelines & Services	36.2	33.2	40.0
Petrochemical & Refined Products Services	9.3	9.1	8.9
Offshore Pipelines & Services	--	--	4.5
Total	$166.9	$171.3	$174.1

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2018	2019	2020	2021	2022
$174.5	$165.8	$150.7	$145.6	$141.6

In general, our intangible assets fall within two categories – customer relationship and contract-based intangible assets.  The values assigned to such intangible assets are amortized to earnings using either (i) a straight-line approach or (ii) other methods that closely resemble the pattern in which the economic benefits are estimated to be consumed or otherwise used, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2017, the carrying value of our portfolio of customer relationship intangible assets was $3.4 billion, the principal components of which are as follows:

	Weighted Average Remaining Amortization Period	December 31, 2017
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (1)	24.4 years	$1,409.8	$(88.8)	$1,321.0
State Line and Fairplay (2)	29.2 years	895.0	(164.7)	730.3
San Juan Gathering (3)	21.8 years	331.3	(218.0)	113.3
Encinal (4)	9.0 years	132.9	(98.4)	34.5
General customer relationships:
Oiltanking (5)	26.0 years	1,192.5	(57.1)	1,135.4

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

Contract-based intangible assets.  Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations or asset purchases.  At December 31, 2017, the carrying value of our contract-based intangible assets was $285.2 million.  Our most significant contract-based intangible assets are the Oiltanking customer contracts and the Jonah natural gas gathering agreements.

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

At December 31, 2017, the carrying value of this group of intangible assets was $118.7 million and the weighted average remaining amortization period for the group was 4.2 years.  Amortization expense attributable to these contracts is recorded using a straight-line approach over the terms of the underlying contracts.

Jonah natural gas gathering agreements
These intangible assets represent the value attributed to certain natural gas gathering contracts on the Jonah Gathering System.  At December 31, 2017, the carrying value of this group of intangible assets was $63.9 million and the weighted average remaining amortization period for the group was 24 years. Amortization expense attributable to these intangible assets is recorded using a units-of-production method based on gathering volumes.

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

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Consolidated Total
Balance at January 1, 2015	$2,210.2	$918.7	$296.3	$793.0	$82.0	$4,300.2
Reclassification of Oiltanking IDR balances to goodwill in connection with the cancellation of such rights and other adjustments	432.6	850.7	--	170.8	--	1,454.1
Reduction in goodwill related to the sale of assets	--	(2.1)	--	--	(82.0)	(84.1)
Addition to goodwill related to the acquisition of EFS Midstream	8.9	73.7	--	--	--	82.6
Goodwill reclassified to assets held-for-sale	--	--	--	(7.6)	--	(7.6)
Balance at December 31, 2015	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Balance at December 31, 2016	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Balance at December 31, 2017	$2,651.7	$1,841.0	$296.3	$956.2	$--	$5,745.2

We did not record any goodwill impairment charges during the years ended December 31, 2017, 2016 or 2015.  Based on our most recent goodwill impairment test at December 31, 2017, each reporting unit’s fair value was substantially in excess of its carrying value (i.e., by at least 10%).

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

In July 2015, we removed $82.0 million of goodwill in connection with sale of the Offshore Business (see Note 10).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2017		2016
EPO senior debt obligations:
Commercial Paper Notes, variable-rates		$1,755.7		$1,777.2
Senior Notes L, 6.30% fixed-rate, due September 2017		--		800.0
Senior Notes V, 6.65% fixed-rate, due April 2018		349.7		349.7
Senior Notes OO, 1.65% fixed-rate, due May 2018		750.0		750.0
364-Day Revolving Credit Agreement, variable-rate, due September 2018		--		--
Senior Notes N, 6.50% fixed-rate, due January 2019		700.0		700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019		800.0		800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020		500.0		500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020		1,000.0		1,000.0
Senior Notes RR, 2.85% fixed-rate, due April 2021		575.0		575.0
Senior Notes CC, 4.05% fixed-rate, due February 2022		650.0		650.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2022		--		--
Senior Notes HH, 3.35% fixed-rate, due March 2023		1,250.0		1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024		850.0		850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025		1,150.0		1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026		875.0		875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027		575.0		575.0
Senior Notes D, 6.875% fixed-rate, due March 2033		500.0		500.0
Senior Notes H, 6.65% fixed-rate, due October 2034		350.0		350.0
Senior Notes J, 5.75% fixed-rate, due March 2035		250.0		250.0
Senior Notes W, 7.55% fixed-rate, due April 2038		399.6		399.6
Senior Notes R, 6.125% fixed-rate, due October 2039		600.0		600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040		600.0		600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041		750.0		750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042		600.0		600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042		750.0		750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043		1,100.0		1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044		1,400.0		1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045		1,150.0		1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046		975.0		975.0
Senior Notes NN, 4.95% fixed-rate, due October 2054		400.0		400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, due April 2018		0.3		0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038		0.4		0.4
Total principal amount of senior debt obligations		21,605.7		22,427.2
EPO Junior Subordinated Notes A, fixed/variable-rate, due August 2066 (1)		521.1		521.1
EPO Junior Subordinated Notes C, fixed/variable-rate, due June 2067 (2)		256.4		256.4
EPO Junior Subordinated Notes B, fixed/variable-rate, due January 2068 (3)		682.7		682.7
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (4)		700.0		--
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)		1,000.0		--
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067		14.2		14.2
Total principal amount of senior and junior debt obligations		24,780.1		23,901.6
Other, non-principal amounts		(211.4)		(203.9)
Less current maturities of debt		(2,855.0)		(2,576.8)
Total long-term debt	$	$ 21,713.7	$	$ 21,120.9

(1)   Variable rate is reset quarterly and based on 3-month LIBOR plus 3.708%.
(2)   Fixed rate of 7.000% through May 31, 2017; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.778%.
(3)   Fixed rate of 7.034% through January 14, 2018; thereafter, the rate will be the greater of 7.034% or a variable rate reset quarterly and based on 3-month LIBOR plus 2.680%. These notes are expected to be redeemed in March 2018 (see Note 22).
(4)   Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(5)   Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.

See Note 22, Subsequent Events, for information regarding the issuance of Senior Notes TT and UU and Junior Subordinated Notes F in February 2018 and the expected redemption of Junior Subordinated Notes B in March 2018.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information Regarding Variable Interest Rates Paid

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2017:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.90% to 1.80%	1.34%
Multi-Year Revolving Credit Facility	2.23% to 2.23%	2.23%
EPO Junior Subordinated Notes A	4.59% to 5.08%	4.89%
EPO Junior Subordinated Notes C	3.98% to 4.26%	4.07%

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at December 31, 2017 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2018	2019	2020	2021	2022	Thereafter
Commercial Paper Notes	$1,755.7	$1,755.7	$--	$--	$--	$--	$--
Senior Notes	19,850.0	1,100.0	1,500.0	1,500.0	575.0	650.0	14,525.0
Junior Subordinated Notes	3,174.4	--	--	--	--	--	3,174.4
Total	$24,780.1	$2,855.7	$1,500.0	$1,500.0	$575.0	$650.0	$17,699.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multi-Year Revolving Credit Facility.  In September 2017, EPO entered into a revolving credit agreement that matures in September 2022 (the “Multi-Year Revolving Credit Facility”).  This new facility replaced EPO’s prior multi-year revolving credit facility that was scheduled to mature in September 2020.  There are currently no principal amounts outstanding under the new credit facility.

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

Senior Notes.  EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $1.25 billion and $2.5 billion of senior notes during the years ended December 31, 2016 and 2015, respectively.

See Note 22, Subsequent Events, for information regarding the issuance of Senior Notes TT and UU in February 2018.

EPO Junior Subordinated Notes.  EPO’s payment obligations under its junior notes are subordinated to all of its current and future senior indebtedness (as defined in the related indenture agreement).  Enterprise Products Partners L.P. guarantees repayment of amounts due under these junior notes through an unsecured and subordinated guarantee.  The indenture agreement governing these notes allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions.  Subject to certain exceptions, during any period in which interest payments are deferred, neither we nor EPO can declare or make any distributions on any of our respective equity securities or make any payments on indebtedness or other obligations that rank equal with or are subordinate to our junior notes.  Each series of our junior notes rank equal with each other.  Generally, each series of junior notes are not redeemable by EPO while such notes bear interest at a fixed annual rate.

In connection with the issuance of each series of junior notes, other than Junior Notes D and Junior Notes E (in each case, as defined below), EPO entered into separate Replacement Capital Covenants in favor of covered debt holders (as defined in the underlying documents) pursuant to which EPO agreed, for the benefit of such debt holders, that it would not redeem or repurchase such junior notes unless such redemption or repurchase is made using proceeds from the issuance of certain securities.

In August 2017, EPO issued a combined $1.7 billion in principal amount of junior subordinated notes.  The EPO Junior Subordinated Notes D (“Junior Notes D”), which were issued at $700 million principal amount in the aggregate, are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after August 16, 2022 (the non-call 5 notes) at 100% of their principal amount, plus any accrued and unpaid interest.  Junior Notes D bear interest at a fixed rate of 4.875% per year through August 15, 2022.  Beginning August 16, 2022, Junior Notes D will bear interest at a floating rate based on a three-month LIBOR rate plus 2.986%, reset quarterly.  Junior Notes D mature in August 2077.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The EPO Junior Subordinated Notes E (“Junior Notes E”), which were issued at $1.0 billion principal amount in the aggregate, are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after August 16, 2027 (the non-call 10 notes) at 100% of their principal amount, plus any accrued and unpaid interest.  Junior Notes E bear interest at a fixed rate of 5.25% per year through August 15, 2027.  Beginning August 16, 2027, Junior Notes E will bear interest at a floating rate based on a three-month LIBOR rate plus 3.033%, reset quarterly.  Junior Notes E also mature in August 2077.

Net proceeds from the issuance of Junior Notes D and E were used for (i) the temporary repayment of approximately $900 million of amounts then outstanding under EPO’s commercial paper program and (ii) the repayment of $800 million in principal amount of Senior Notes L that matured in September 2017.

The following table summarizes the interest rate terms of our junior subordinated notes:

Series	Fixed Annual Interest Rate	Variable Annual Interest Rate Thereafter
EPO Junior Subordinated Notes A	8.375% through July 31, 2016 (1)	3-month LIBOR rate + 3.708% (6)
EPO Junior Subordinated Notes B	7.034% through January 14, 2018 (2)	Greater of: (i) 3-month LIBOR rate + 2.680% or (ii) 7.034% (7)
EPO Junior Subordinated Notes C	7.000% through May 31, 2017 (3)	3-month LIBOR rate + 2.778% (8)
EPO Junior Subordinated Notes D	4.875% through August 15, 2022 (4)	3-month LIBOR rate + 2.986% (9)
EPO Junior Subordinated Notes E	5.250% through August 15, 2027 (5)	3-month LIBOR rate + 3.033% (10)
(1)   Interest is payable semi-annually in arrears in February and August of each year, which commenced in February 2007.
(2)   Interest was payable semi-annually in arrears in January and July of each year, which commenced in January 2008.
(3)   Interest is payable semi-annually in arrears in June and December of each year, which commenced in December 2009.
(4)   Interest is payable semi-annually in arrears in February and August of each year, which commenced in February 2018.
(5)   Interest is payable semi-annually in arrears in February and August of each year, which commenced in February 2018.
(6)   Interest is payable quarterly in arrears in February, May, August and November of each, which commenced in November 2016.
(7)   Interest was payable quarterly in arrears in January, April, July and October of each year commencing in April 2018.
(8)   Interest is payable quarterly in arrears in March, June, September and December of each year, which commenced in September 2017.
(9)   Interest is payable quarterly in arrears in February, May, August and November of each year commencing in November 2022.
(10) Interest is payable quarterly in arrears in February, May, August and November of each year commencing in November 2027.

See Note 22, Subsequent Events, for information regarding the issuance of Junior Subordinated Notes F in February 2018 and the expected redemption of all $682.7 million aggregate principal amount of Junior Subordinated Notes B in March 2018.

Letters of Credit
At December 31, 2017, EPO had $66.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2017.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Equity and Distributions

Partners Equity
Partners’ equity reflects the various classes of limited partner interests (i.e., common units, including restricted common units) outstanding.  The following table summarizes changes in the number of our outstanding units since January 1, 2015:

	Common Units (Unrestricted)	Restricted Common Units	Total Common Units
Number of units outstanding at January 1, 2015	1,933,095,027	4,229,790	1,937,324,817
Common units issued in connection with ATM program	25,520,424	--	25,520,424
Common units issued in connection with DRIP and EUPP	12,793,913	--	12,793,913
Common units issued in connection with Step 2 of Oiltanking acquisition	36,827,517	--	36,827,517
Common units issued in connection with the vesting and exercise of unit options	396,158	--	396,158
Common units issued in connection with the vesting of phantom unit awards	618,395	--	618,395
Common units issued in connection with the vesting of restricted common unit awards	2,009,970	(2,009,970)	--
Forfeiture of restricted common unit awards	--	(259,300)	(259,300)
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(683,954)	--	(683,954)
Other	15,054	--	15,054
Number of units outstanding at December 31, 2015	2,010,592,504	1,960,520	2,012,553,024
Common units issued in connection with ATM program	87,867,037	--	87,867,037
Common units issued in connection with DRIP and EUPP	16,316,534	--	16,316,534
Common units issued in connection with the vesting of phantom unit awards	1,761,455	--	1,761,455
Common units issued in connection with the vesting of restricted common unit awards	1,234,502	(1,234,502)	--
Forfeiture of restricted common unit awards	--	(43,724)	(43,724)
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(1,000,619)	--	(1,000,619)
Other	134,707	--	134,707
Number of units outstanding at December 31, 2016	2,116,906,120	682,294	2,117,588,414
Common units issued in connection with ATM program	21,807,726	--	21,807,726
Common units issued in connection with DRIP and EUPP	19,046,019	--	19,046,019
Common units issued in connection with the vesting of phantom unit awards	2,485,580	--	2,485,580
Common units issued in connection with the vesting of restricted common unit awards	681,044	(681,044)	--
Forfeiture of restricted common unit awards	--	(1,250)	(1,250)
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(1,027,798)	--	(1,027,798)
Common units issued in connection with employee compensation	1,176,103	--	1,176,103
Other	14,685	--	14,685
Number of units outstanding at December 31, 2017	2,161,089,479	--	2,161,089,479

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

The net cash proceeds we received from the issuance of common units during the year ended December 31, 2017 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general partnership purposes.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Universal shelf registration statement.  We have a universal shelf registration statement (the “2016 Shelf”) on file with the SEC which allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  In total, EPO issued $1.7 billion of junior notes, and $1.25 billion and $2.5 billion of senior notes during the years ended December 31, 2017, 2016 and 2015, respectively.  See Note 8 for information regarding an offering of junior notes we completed in August 2017 using the 2016 Shelf.

See Note 22, Subsequent Events, for information regarding the issuance of senior notes and junior subordinated notes in February 2018 using the 2016 Shelf.

At-the-Market (“ATM”) Program.  In November 2017, we filed an amended registration statement with the SEC covering the issuance of up to $2.54 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our ATM program.  Pursuant to this program, we may sell common units under an equity distribution agreement between Enterprise Products Partners L.P. and certain broker-dealers from time-to-time by means of ordinary brokers’ transactions through the NYSE at market prices, in block transactions or as otherwise agreed to with the broker-dealer parties to the agreement.  The new registration statement was declared effective on November 20, 2017 and replaced our prior registration statement with respect to the ATM program.

During 2017, we issued 21,807,726 common units under the ATM program for aggregate gross cash proceeds of $603.1 million, resulting in total net cash proceeds of $597.0 million.   During 2016, we issued 87,867,037 common units under the ATM program for aggregate gross cash proceeds of $2.17 billion, resulting in total net cash proceeds of $2.16 billion.  This includes 3,830,256 common units sold in January 2016 to privately held affiliates of EPCO, which generated gross proceeds of $100 million. During 2015, we issued 25,520,424 common units under the ATM for aggregate gross cash proceeds of $825.4 million, resulting in total net cash proceeds of $817.4 million. This includes 3,225,057 common units sold in March 2015 to a privately held affiliate of EPCO, which generated gross proceeds of $100 million.

Following the effectiveness of the new registration statement and after taking into account the aggregate sales price of common units sold under the ATM program through December 31, 2017, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $2.54 billion.

Distribution reinvestment plan.  We have a registration statement on file with the SEC in connection with our distribution reinvestment plan (“DRIP”). The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units at a discount ranging from 0% to 5% (currently set at 2.5% beginning with the distribution declared with respect to the fourth quarter of 2017 and paid in February 2018).

Activity under our DRIP for the last three years was as follows:  18,541,355 common units issued during 2017, which generated net cash proceeds of $462.9 million; 15,809,503 common units issued during 2016, which generated net cash proceeds of $374.0 million; and 12,413,351 common units issued during 2015, which generated net cash proceeds of $359.8 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP in each of the years ended December 31, 2017, 2016 and 2015 (this amount being a component of the net cash proceeds presented for each period).

After taking into account the number of common units issued under the DRIP through December 31, 2017, we have the capacity to issue an additional 80,717,140 common units under this plan.

Employee unit purchase plan.  In addition to the DRIP, we have registration statements on file with the SEC in connection with our employee unit purchase plan (“EUPP”).  Activity under our EUPP for the last three years was as follows: 504,664 common units issued during 2017, which generated net cash proceeds of $13.5 million; 507,031 common units issued during 2016, which generated net cash proceeds of $12.7 million; and 380,562 common units issued during 2015, which generated net cash proceeds of $11.4 million.

After taking into account the number of common units issued under the EUPP through December 31, 2017, we may issue an additional 5,760,811 common units under this plan.

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

Common units issued in connection with employee compensation.  In February 2017, the dollar value of  discretionary employee bonus payments with respect to the year ended December 31, 2016 (less any retirement plan deductions and withholding taxes) was remitted through the issuance of an equivalent value of newly issued Enterprise common units under EPCO’s 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (“2008 Plan”).  We issued 1,176,103 common units, which had a value of $33.7 million, in connection with the employee bonus payments.  The compensation expense associated with this issuance of common units was recognized during the year ended December 31, 2016.  See Note 13 for additional information regarding the 2008 Plan.

Treasury Units.  In December 1998, we announced a common unit repurchase program whereby we, together with certain affiliates, intended to repurchase up to 4,000,000 of our common units.  A total of 2,763,200 common units were repurchased under this program; however, no repurchases have been made since 2002.  As of December 31, 2017, we and our affiliates could repurchase up to 1,236,800 additional common units under this program.

A total of 681,044 restricted common unit awards granted to employees of EPCO vested and converted to common units during the year ended December 31, 2017.  Of this amount, 229,910 were sold back to us by employees to cover related withholding tax requirements.  In addition, 797,888 units were sold back to us by employees to cover withholding tax requirements related to the vesting of phantom unit awards.  The total cost of these treasury unit purchases was approximately $29.5 million.  We cancelled such treasury units immediately upon acquisition.  See Note 13 for additional information regarding our equity-based awards.

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, December 31, 2015	$56.6	$(279.5)	$3.7	$(219.2)
Other comprehensive income (loss) before reclassifications	(193.8)	42.3	(0.1)	(151.6)
Amounts reclassified from accumulated other comprehensive loss	53.4	37.4	--	90.8
Total other comprehensive income (loss)	(140.4)	79.7	(0.1)	(60.8)
Balance, December 31, 2016	(83.8)	(199.8)	3.6	(280.0)
Other comprehensive income (loss) before reclassifications	(38.5)	(5.7)	(0.1)	(44.3)
Amounts reclassified from accumulated other comprehensive loss	112.2	40.4	--	152.6
Total other comprehensive income (loss)	73.7	34.7	(0.1)	108.3
Balance, December 31, 2017	$(10.1)	$(165.1)	$3.5	$(171.7)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Year Ended December 31,
	Location	2017	2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$40.4	$37.4
Commodity derivatives	Revenue	111.6	53.6
Commodity derivatives	Operating costs and expenses	0.6	(0.2)
Total		$152.6	$90.8

Noncontrolling Interests
Noncontrolling interests represent third party equity ownership interests in our consolidated subsidiaries.

We reclassified approximately $1.4 billion of noncontrolling interests to limited partners’ equity in connection with completing Step 2 of the Oiltanking acquisition in February 2015 (see Note 12).  Cash distributions paid in the first quarter of 2015 to the limited partners of Oiltanking other than EPO and its subsidiaries are presented as amounts paid to noncontrolling interests.

The following table presents the components of net income attributable to noncontrolling interests as presented on our Statements of Consolidated Operations for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Limited partners of Oiltanking other than EPO	$--	$--	$7.8
Joint venture partners	56.3	39.9	29.4
Total	$56.3	$39.9	$37.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents cash distributions paid to and cash contributions received from noncontrolling interests as presented on our Statements of Consolidated Cash Flows and Statements of Consolidated Equity for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Cash distributions paid to noncontrolling interests:
Limited partners of Oiltanking other than EPO	$--	$--	$8.1
Joint venture partners	49.2	47.4	39.9
Total	$49.2	$47.4	$48.0

Cash contributions from noncontrolling interests:
Joint venture partners	$0.4	$20.4	$54.0

Cash Distributions
The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Distribution Per Common Unit	Record Date	Payment Date
2015:
1st Quarter	$0.3750	4/30/2015	5/7/2015
2nd Quarter	$0.3800	7/31/2015	8/7/2015
3rd Quarter	$0.3850	10/30/2015	11/6/2015
4th Quarter	$0.3900	1/29/2016	2/5/2016
2016:
1st Quarter	$0.3950	4/29/2016	5/6/2016
2nd Quarter	$0.4000	7/29/2016	8/5/2016
3rd Quarter	$0.4050	10/31/2016	11/7/2016
4th Quarter	$0.4100	1/31/2017	2/7/2017
2017:
1st Quarter	$0.4150	4/28/2017	5/8/2017
2nd Quarter	$0.4200	7/31/2017	8/7/2017
3rd Quarter	$0.4225	10/31/2017	11/7/2017
4th Quarter	$0.4250	1/31/2018	2/7/2018

In October 2017, management announced plans to recommend to the Board cash distribution increases per quarter of $0.0025 per unit with respect to each of the six fiscal quarters beginning with the third quarter of 2017 and ending with the fourth quarter of 2018.  Management currently expects to recommend to the Board the following quarterly cash distributions with respect to each quarter of 2018: $0.4275, first quarter of 2018; $0.4300, second quarter of 2018; $0.4325, third quarter of 2018; and $0.4350, fourth quarter of 2018.

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

In November 2010, we completed our merger with Enterprise GP Holdings L.P. (the “Holdings Merger”).  In connection with the Holdings Merger, a privately held affiliate of EPCO agreed to temporarily waive the regular cash distributions it would otherwise receive from us with respect to a certain number of our common units it owns (the “Designated Units”).  Distributions paid by us to this privately held affiliate of EPCO during calendar year 2015 excluded 35,380,000 Designated Units.  The temporary distribution waiver expired in November 2015; therefore, distributions paid during calendar years 2016 and 2017 were paid on all outstanding common units.

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

Financial information regarding these segments is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing operating and financial performance.  The Chief Executive Officer and President of our general partner have been identified as our chief operating decision makers.  While these two officers evaluate results in a number of different ways, the business segment structure is the primary basis for which the allocation of resources and financial results are assessed.

The following information summarizes the current assets and operations of each business segment (mileage and other statistics are unaudited):

▪
Our NGL Pipelines & Services business segment includes our natural gas processing plants and associated NGL marketing activities; approximately 19,600 miles of NGL pipelines; NGL and related product storage facilities; and 14 NGL fractionators.  This segment also includes our NGL export docks and related operations.

▪
Our Crude Oil Pipelines & Services business segment includes approximately 5,800 miles of crude oil pipelines, crude oil storage terminals located in Oklahoma and Texas, and associated crude oil marketing activities.

▪
Our Natural Gas Pipelines & Services business segment includes approximately 19,700 miles of natural gas pipeline systems that provide for the gathering and transportation of natural gas in Colorado, Louisiana, New Mexico, Texas and Wyoming.  This segment also includes our natural gas marketing activities.

▪
Our Petrochemical & Refined Products Services business segment includes (i) propylene production facilities, which include our propylene fractionation units and recently completed PDH facility, approximately 800 miles of pipelines, and associated marketing operations; (ii) a butane isomerization complex and related deisobutanizer units; (iii) octane enhancement and high purity isobutylene production facilities; (iv) refined products pipelines aggregating approximately 4,100 miles, terminals and associated marketing activities; and (v) marine transportation.

Our plants, pipelines and other fixed assets are located in the U.S.

Sale of Offshore Business
In July 2015, we completed the sale of our Offshore Business, which comprised our Offshore Pipelines & Services business segment, to Genesis for approximately $1.53 billion in cash.  Our Offshore Business served drilling and development regions, including deepwater production fields, in the northern Gulf of Mexico offshore Alabama, Louisiana, Mississippi and Texas and included approximately 2,350 miles of offshore natural gas and crude oil pipelines and six offshore hub platforms.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Year Ended December 31,
	2017	2016	2015
Income before income taxes	$2,881.3	$2,576.4	$2,555.9
Add total other expense, net	1,047.6	1,004.3	984.3
Operating income	3,928.9	3,580.7	3,540.2
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	1,531.3	1,456.7	1,428.2
Add asset impairment and related charges in operating costs and expenses	49.8	52.8	162.6
Add net losses or subtract net gains attributable to asset sales in operating costs and expenses	(10.7)	(2.5)	15.6
Add general and administrative costs	181.1	160.1	192.6
Adjustments for make-up rights on certain new pipeline projects:
Add non-refundable payments received from shippers attributable to make-up rights (1)	24.1	17.5	53.6
Subtract the subsequent recognition of revenues attributable to make-up rights (2)	(29.9)	(34.6)	(60.7)
Total segment gross operating margin	$5,674.6	$5,230.7	$5,332.1

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

The results of operations from our liquids pipelines are primarily dependent upon the volumes transported and the associated fees we charge for such transportation services.  Typically, pipeline transportation revenue is recognized when volumes are re-delivered to customers.  However, under certain pipeline transportation agreements, customers are required to ship a minimum volume over an agreed-upon period.  These arrangements may entail the shipper paying a transportation fee based on a minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over the agreed-upon period (referred to as shipper “make-up rights”).  Revenue pursuant to such agreements, including that associated with make-up rights, is initially deferred and subsequently recognized under GAAP at the earlier of when the deficiency volume is shipped, when the shipper’s ability to meet the minimum volume commitment has expired (typically a one year contractual period), or when the pipeline is otherwise released from its transportation service performance obligation.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Gross operating margin by segment:
NGL Pipelines & Services	$3,258.3	$2,990.6	$2,771.6
Crude Oil Pipelines & Services	987.2	854.6	961.9
Natural Gas Pipelines & Services	714.5	734.9	782.6
Petrochemical & Refined Products Services	714.6	650.6	718.5
Offshore Pipelines & Services	--	--	97.5
Total segment gross operating margin	$5,674.6	$5,230.7	$5,332.1

Summarized Segment Financial Information
Information by business segment, together with reconciliations to amounts presented on our Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2017	$12,455.7	$8,137.2	$3,132.5	$5,471.1	$--	$--	$29,196.5
Year ended December 31, 2016	10,232.7	6,478.7	2,532.4	3,721.8	--	--	22,965.6
Year ended December 31, 2015	9,779.0	10,258.3	2,729.5	4,111.9	76.9	--	26,955.6
Revenues from related parties:
Year ended December 31, 2017	12.3	19.6	13.1	--	--	--	45.0
Year ended December 31, 2016	9.8	36.3	10.6	--	--	--	56.7
Year ended December 31, 2015	9.0	47.6	13.8	--	1.9	--	72.3
Intersegment and intrasegment revenues:
Year ended December 31, 2017	27,278.6	15,943.0	850.8	1,766.9	--	(45,839.3)	--
Year ended December 31, 2016	19,150.0	9,052.0	668.5	1,234.8	--	(30,105.3)	--
Year ended December 31, 2015	10,217.9	5,162.0	662.1	1,126.0	0.6	(17,168.6)	--
Total revenues:
Year ended December 31, 2017	39,746.6	24,099.8	3,996.4	7,238.0	--	(45,839.3)	29,241.5
Year ended December 31, 2016	29,392.5	15,567.0	3,211.5	4,956.6	--	(30,105.3)	23,022.3
Year ended December 31, 2015	20,005.9	15,467.9	3,405.4	5,237.9	79.4	(17,168.6)	27,027.9
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2017	73.4	358.4	3.8	(9.6)	--	--	426.0
Year ended December 31, 2016	61.4	311.9	3.8	(15.1)	--	--	362.0
Year ended December 31, 2015	57.5	281.4	3.8	(15.7)	46.6	--	373.6

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

Information by business segment, together with reconciliations to our Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Offshore Pipelines & Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 5)
At December 31, 2017	$13,831.2	$5,208.4	$8,375.0	$3,507.7	$--	$4,698.1	$35,620.4
At December 31, 2016	14,091.5	4,216.1	8,403.0	3,261.2	--	3,320.7	33,292.5
At December 31, 2015	12,909.7	3,550.3	8,620.0	3,060.7	--	3,894.0	32,034.7
Investments in unconsolidated affiliates: (see Note 6)
At December 31, 2017	733.9	1,839.2	20.8	65.5	--	--	2,659.4
At December 31, 2016	750.4	1,824.6	21.7	80.6	--	--	2,677.3
At December 31, 2015	718.7	1,813.4	22.5	73.9	--	--	2,628.5
Intangible assets, net: (see Note 7)
At December 31, 2017	322.3	2,186.5	1,018.4	163.1	--	--	3,690.3
At December 31, 2016	350.2	2,279.0	1,054.5	180.4	--	--	3,864.1
At December 31, 2015	380.3	2,377.5	1,087.7	191.7	--	--	4,037.2
Goodwill: (see Note 7)
At December 31, 2017	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
At December 31, 2016	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
At December 31, 2015	2,651.7	1,841.0	296.3	956.2	--	--	5,745.2
Segment assets:
At December 31, 2017	17,539.1	11,075.1	9,710.5	4,692.5	--	4,698.1	47,715.3
At December 31, 2016	17,843.8	10,160.7	9,775.5	4,478.4	--	3,320.7	45,579.1
At December 31, 2015	16,660.4	9,582.2	10,026.5	4,282.5	--	3,894.0	44,445.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Revenue and Expense Information
The following table presents supplemental information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Consolidated revenues:
NGL Pipelines & Services	$12,468.0	$10,242.5	$9,788.0
Crude Oil Pipelines & Services	8,156.8	6,515.0	10,305.9
Natural Gas Pipelines & Services	3,145.6	2,543.0	2,743.3
Petrochemical & Refined Products Services	5,471.1	3,721.8	4,111.9
Offshore Pipelines & Services	--	--	78.8
Total consolidated revenues	$29,241.5	$23,022.3	$27,027.9

Consolidated costs and expenses:
Operating costs and expenses:
Cost of sales	$21,487.0	$15,710.9	$19,612.9
Other operating costs and expenses (1)	2,500.1	2,425.6	2,449.4
Depreciation, amortization and accretion	1,531.3	1,456.7	1,428.2
Asset impairment and related charges	49.8	52.8	162.6
Net losses (gains) attributable to asset sales	(10.7)	(2.5)	15.6
General and administrative costs	181.1	160.1	192.6
Total consolidated costs and expenses	$25,738.6	$19,803.6	$23,861.3

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

Major Customer Information
Our largest non-affiliated customer for 2017 was Vitol Holding B.V. and its affiliates (collectively, “Vitol”), which accounted for $3.29 billion, or 11.2%, of our consolidated revenues for the year.   Vitol is a global energy and commodity trading company. The following table presents our consolidated revenues from Vitol by business segment for the year ended December 31, 2017:

NGL Pipelines & Services	$2,099.1
Crude Oil Pipelines & Services	625.6
Natural Gas Pipelines & Services	51.1
Petrochemical & Refined Products Services	512.5
Total	$3,288.3

Vitol was our largest non-affiliated customer for 2016, accounting for 9.9% of our consolidated revenues.  Shell Oil Company and its affiliates was our largest non-affiliated customer for 2015, accounting for 7.4%, of our consolidated revenues.

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

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$2,799.3	$2,513.1	$2,521.2
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(15.9)	(12.9)	(8.7)
Net income available to common unitholders	$2,783.4	$2,500.2	$2,512.5

Basic weighted-average number of common units outstanding	2,145.0	2,081.4	1,966.6

Basic earnings per unit	$1.30	$1.20	$1.28

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$2,799.3	$2,513.1	$2,521.2

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,145.0	2,081.4	1,966.6
Designated Units	--	--	26.5
Phantom units (1)	9.3	7.7	5.4
Incremental option units	--	--	0.1
Total	2,154.3	2,089.1	1,998.6

Diluted earnings per unit	$1.30	$1.20	$1.26

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Business Combinations

Acquisition of Azure Midstream
In April 2017, we closed the acquisition of a midstream energy business from Azure Midstream Partners, LP and its operating subsidiaries (collectively, “Azure”) for $191.4 million in cash.  The acquired business assets, which are located primarily in East Texas, include over 750 miles of natural gas gathering pipelines and two natural gas processing facilities (Panola and Fairway) with an aggregate processing capacity of 130 MMcf/d.  The acquired business primarily serves production from the Haynesville Shale and Bossier, Cotton Valley and Travis Peak formations.

The financial results of the acquired business are reflected in our consolidated results from April 30, 2017, which was the effective date of the Azure acquisition.  On a historical pro forma consolidated basis, our revenues, costs and expenses, operating income, net income attributable to Enterprise Products Partners L.P., and earnings per unit amounts for the years ended December 31, 2017 and 2016 would not have differed materially from those we actually reported had the Azure acquisition been completed on January 1, 2016 rather than April 30, 2017.

The following table presents the final fair value allocation of assets acquired and liabilities assumed in the Azure acquisition at April 30, 2017.

Assets acquired in business combination:
Current assets	$3.1
Property, plant and equipment	193.1
Total assets acquired	196.2
Liabilities assumed in business combination:
Current liabilities	1.4
Long-term liabilities	3.4
Total liabilities assumed	4.8
Cash used for Azure acquisition	$191.4

The contribution of this newly acquired business to our consolidated revenues and net income was not material for the year ended December 31, 2017.

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

The EFS Midstream System provides condensate gathering and processing services as well as gathering, treating and compression services for the associated natural gas.  Our primary purpose in acquiring the EFS Midstream System was to secure the underlying production, particularly the processed condensate, for our midstream asset network.  Under terms of the associated agreements, PXD and Reliance dedicated certain of their Eagle Ford Shale acreage to us under 20-year, fixed-fee gathering agreements that include minimum volume requirements for the first seven years.  PXD and Reliance also entered into related 20-year fee-based agreements with us for natural gas transportation and processing, NGL transportation and fractionation, and for processed condensate and crude oil transportation services.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the effective date of the EFS Midstream acquisition was July 1, 2015, our Statements of Consolidated Operations do not reflect any earnings from this business prior to this date.  Our consolidated revenues and net income for the last six months ended December 31, 2015 include $117.8 million and $59.9 million, respectively, from EFS Midstream.  The following table presents selected unaudited pro forma earnings information for the year ended December 31, 2015 as if the acquisition had been completed on January 1, 2015.  This pro forma information was prepared using historical financial data for EFS Midstream and reflects certain estimates and assumptions made by our management.  Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been for the year ended December 31, 2015 had we acquired EFS Midstream on January 1, 2015.

Pro forma earnings data:
Revenues	$27,148.5
Costs and expenses	23,937.1
Operating income	3,585.0
Net income	2,594.4
Net income attributable to noncontrolling interests	37.2
Net income attributable to limited partners	2,557.2

Basic earnings per unit:
As reported basic earnings per unit	$1.28
Pro forma basic earnings per unit	$1.30
Diluted earnings per unit:
As reported diluted earnings per unit	$1.26
Pro forma diluted earnings per unit	$1.28

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

Oiltanking owned marine terminals located on the Houston Ship Channel and at the Port of Beaumont featuring a number of ship and barge docks and extensive crude oil and petroleum products storage capacity. We had a strategic relationship and enjoyed mutual growth with Oiltanking and its predecessors since 1983.  The combination of our legacy midstream assets and Oiltanking’s access to waterborne markets and crude oil and petroleum products storage assets extended and broadened our midstream energy services business.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Equity-classified awards:
Phantom unit awards	$92.8	$78.6	$78.3
Restricted common unit awards	0.5	4.7	14.7
Profits interest awards	6.0	5.4	--
Liability-classified awards	0.4	0.5	0.2
Total	$99.7	$89.2	$93.2

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

At December 31, 2017, all of the phantom unit awards were granted under EPCO’s 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (“2008 Plan”).  The 2008 Plan is a long-term incentive plan under which any employee or consultant of EPCO, us or our affiliates that provides services to us, directly or indirectly, may receive incentive compensation awards in the form of options, restricted common units, phantom units, distribution equivalent rights (“DERs”), unit appreciation rights (“UARs”), unit awards, other unit-based awards or substitute awards.  Non-employee directors of our general partner may also participate in the 2008 Plan.  The maximum number of common units authorized for issuance under the 2008 Plan was 40,000,000 at December 31, 2017.  This amount automatically increased under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2018 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  The 2008 Plan is effective until September 30, 2023 or, if earlier, until the time that all available common units under the 2008 Plan have been delivered to participants or the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Audit and Conflicts Committee.  After giving effect to awards granted under the 2008 Plan through December 31, 2017, a total of 19,091,065 additional common units were available for issuance.

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

At December 31, 2017, there were no restricted common unit awards outstanding under the Enterprise Products 1998 Long-Term Incentive Plan (“1998 Plan”).   The 1998 Plan is effectively closed and no new awards have been granted under this plan since 2014.  The 1998 Plan provided for awards of our common units and other rights to our non-employee directors and to employees of EPCO and its affiliates providing services to us.  Historically, awards under the 1998 Plan consisted of unit options and restricted common units.

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

At December 31, 2017, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant. Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at January 1, 2015	3,342,390	$33.13
Granted (2)	3,496,140	$33.96
Vested	(940,415)	$33.14
Forfeited	(471,166)	$33.51
Phantom unit awards at December 31, 2015	5,426,949	$33.63
Granted (3)	4,508,310	$21.90
Vested	(1,761,455)	$33.10
Forfeited	(406,303)	$28.52
Phantom unit awards at December 31, 2016	7,767,501	$27.20
Granted (4)	4,268,920	$28.83
Vested	(2,490,081)	$28.30
Forfeited	(256,839)	$27.60
Phantom unit awards at December 31, 2017	9,289,501	$27.65

(1)   Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)   The aggregate grant date fair value of phantom unit awards issued during 2015 was $118.7 million based on a grant date market price of our common units ranging from $27.31 to $34.40 per unit. An estimated annual forfeiture rate of 3.5 percent was applied to these awards.
(3)   The aggregate grant date fair value of phantom unit awards issued during 2016 was $98.7 million based on a grant date market price of our common units ranging from $21.86 to $27.39 per unit. An estimated annual forfeiture rate of 3.9 percent was applied to these awards.
(4)   The aggregate grant date fair value of phantom unit awards issued during 2017 was $123.1 million based on a grant date market price of our common units ranging from $24.55 to $28.87 per unit. An estimated annual forfeiture rate of 3.8 percent was applied to these awards.

After taking into account tax withholding requirements, we issued 1,687,692, 1,170,600 and 618,395 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Cash payments made in connection with DERs	$15.1	$11.7	$7.7
Total intrinsic value of phantom unit awards that vested during period	$69.8	$40.9	$31.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $92.3 million at December 31, 2017, of which our share of the cost is currently estimated to be $77.5 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Profits Interest Awards
In February and April 2016, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the Enterprise common units it owned to each of the Employee Partnerships as disclosed in the table below.  In exchange for these contributions, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

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

The following table summarizes key elements of each Employee Partnership as of December 31, 2017:

Employee Partnership	Enterprise Common Units contributed to Employee Partnership by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return (2)	Expected Vesting/ Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052	$63.7 million	$0.39	Feb. 2020	$13.2 million	$7.4 million
PubCo II	2,834,198	$66.3 million	$0.39	Feb. 2021	$14.7 million	$9.3 million
PubCo III	105,000	$2.5 million	$0.39	Apr. 2020	$0.6 million	$0.2 million
PrivCo I	1,111,438	$26.0 million	$0.39	Feb. 2021	$5.8 million	$0.8 million

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
(4)   Represents our expected share of the unrecognized compensation cost at December 31, 2017. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 2.1 years, 3.1 years, 2.3 years and 3.1 years, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	0.9% to 1.6%	6.2% to 7.0%	29% to 40%
PubCo II	5.0 years	1.1% to 1.8%	6.1% to 7.0%	27% to 40%
PubCo III	4.0 years	1.0% to 1.4%	6.1% to 6.2%	31% to 40%
PrivCo I	5.0 years	1.2% to 1.6%	6.1% to 6.7%	28% to 40%

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

The following table presents restricted common unit award activity for the periods indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Restricted common units at January 1, 2015	4,229,790	$26.96
Vested	(2,009,970)	$26.00
Forfeited	(259,300)	$27.53
Restricted common units at December 31, 2015	1,960,520	$27.88
Vested	(1,234,502)	$27.45
Forfeited	(43,724)	$28.48
Restricted common units at December 31, 2016	682,294	$28.61
Vested	(681,044)	$28.60
Forfeited	(1,250)	$31.07
Restricted common units at December 31, 2017	--	N/A

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents supplemental information regarding restricted common unit awards for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Cash distributions paid to restricted common unitholders	$0.3	$1.6	$4.0
Total intrinsic value of restricted common unit awards that vested during period	$18.9	$28.5	$67.3

Unit Option Awards
EPCO’s long-term incentive plans provide for the issuance of non-qualified incentive options denominated in our common units.  Historically, our unit option awards were issued under the 1998 Plan. All such awards had been exercised as of December 31, 2015 and no new unit option awards were granted during the three years ended December 31, 2017.

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

The following table presents unit option award activity for the period indicated:

	Number of Units	Weighted- Average Strike Price (dollars/unit)
Unit option awards at January 1, 2015	1,270,000	$16.14
Exercised	(1,270,000)	$16.14
Unit option awards at December 31, 2015	--	$--

In order to fund its unit option award-related obligations, EPCO purchased our common units at fair value directly from us.  When employees exercised unit option awards, we reimbursed EPCO for the cash difference between the strike price paid by the employee and the actual purchase price paid by EPCO for the units issued to the employee.

The following table presents supplemental information regarding unit option awards during the year ended December 31, 2015:

Total intrinsic value of unit option awards exercised during period	$21.7
Cash received from EPCO in connection with the exercise of unit option awards	$13.1
Unit option award-related cash reimbursements to EPCO	$21.7

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

The following table summarizes our portfolio of interest rate swaps at December 31, 2017:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Period of Hedge	Rate Swap	Accounting Treatment
Senior Notes OO	10 fixed-to-floating swaps	$750.0	5/2015 to 5/2018	1.65% to 1.87%	Fair value hedge

At December 31, 2017, our portfolio of forward starting swaps was as follows:

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Average Rate Locked	Accounting Treatment
Future long-term debt offering	3 forward starting swaps	$275.0	2/2019	2.57%	Cash flow hedge

As a result of market conditions in January 2018, we elected to terminate $100 million notional amount of the forward starting swaps that were outstanding at December 31, 2017, which resulted in cash gains totaling $1.5 million for the first quarter of 2018.

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

At December 31, 2017, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

▪
The objective of our anticipated future commodity purchases and sales hedging program is to hedge the margins of certain transportation, storage, blending and operational activities by locking in purchase and sale prices through the use of derivative instruments and related contracts.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

▪
The objective of our natural gas processing hedging program is to hedge an amount of earnings associated with these activities. We achieve this objective by executing fixed-price sales for a portion of our expected equity NGL production using derivative instruments and related contracts. For certain natural gas processing contracts, the hedging of expected equity NGL production also involves the purchase of natural gas for shrinkage, which is hedged using derivative instruments and related contracts.

▪
The objective of our inventory hedging program is to hedge the fair value of commodity products currently held in inventory by locking in the sales price of the inventory through the use of derivative instruments and related contracts.

The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2017 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.1	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.0	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchases of natural gas for fuel (Bcf)	1.0	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	3.9	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	49.0	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	64.6	n/a	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.3	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	3.7	3.3	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	6.9	3.3	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of NGLs for propylene marketing activities (MMBbls)	0.8	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	67.3	9.0	Mark-to-market
NGL risk management activities (MMBbls) (4)	18.3	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (4)	0.6	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	104.0	12.2	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, May 2018 and December 2020, respectively.
(3)   Current and long-term volumes include 21.1 Bcf and 5.3 Bcf, respectively, of physical derivative instruments that are predominantly priced at a marked-based index plus a premium or minus a discount related to location differences.
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
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$--	Current assets	$0.3	Current liabilities	$1.5	Current liabilities	$0.2
Interest rate derivatives	Other assets	0.1	Other assets	36.2	Other liabilities	0.2	Other liabilities	0.9
Total interest rate derivatives		0.1		36.5		1.7		1.1
Commodity derivatives	Current assets	109.5	Current assets	499.2	Current liabilities	104.4	Current liabilities	662.0
Commodity derivatives	Other assets	6.4	Other assets	--	Other liabilities	6.8	Other liabilities	--
Total commodity derivatives		115.9		499.2		111.2		662.0
Total derivatives designated as hedging instruments		$116.0		$535.7		$112.9		$663.1

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$43.9	Current assets	$41.9	Current liabilities	$62.3	Current liabilities	$75.5
Commodity derivatives	Other assets	1.9	Other assets	0.3	Other liabilities	3.4	Other liabilities	1.9
Total commodity derivatives		45.8		42.2		65.7		77.4
Total derivatives not designated as hedging instruments		$45.8		$42.2		$65.7		$77.4

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Cash Collateral Received	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2017:
Interest rate derivatives	$0.1	$--	$0.1	$(0.1)	$--	$--	$--
Commodity derivatives	161.7	--	161.7	(157.8)	--	--	3.9
As of December 31, 2016:
Interest rate derivatives	$36.5	$--	$36.5	$(0.2)	$--	$--	$36.3
Commodity derivatives	541.4	--	541.4	(526.8)	--	--	14.6

	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2017:
Interest rate derivatives	$1.7	$--	$1.7	$(0.1)	$--	$1.6
Commodity derivatives	176.9	--	176.9	(157.8)	(17.3)	1.8
As of December 31, 2016:
Interest rate derivatives	$1.1	$--	$1.1	$(0.2)	$--	$0.9
Commodity derivatives	739.4	--	739.4	(526.8)	(212.4)	0.2

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2017	2016	2015
Interest rate derivatives	Interest expense	$(0.2)	$0.3	$(1.4)
Commodity derivatives	Revenue	1.1	(90.5)	19.1
Total		$0.9	$(90.2)	$17.7

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2017	2016	2015
Interest rate derivatives	Interest expense	$0.4	$(0.4)	$1.4
Commodity derivatives	Revenue	27.4	125.0	0.2
Total		$27.8	$124.6	$1.6

For the years ended December 31, 2017 and 2016, the net gains of $28.5 million and $34.5 million, respectively, recognized in income from our commodity derivatives designated as fair value hedges includes $1.0 million and $1.1 million, respectively, of net gains attributable to hedge ineffectiveness.   The remaining $27.5 million and $33.4 million was a net gain that was recognized during the years ended December 31, 2017 and 2016, respectively, and primarily related to prompt-to-forward month price differentials that were excluded from the assessment of hedge effectiveness.  Net gains or losses due to ineffectiveness and from those amounts excluded from the assessment of hedge effectiveness were immaterial for all other periods presented.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative (Effective Portion)
	For the Year Ended December 31,
	2017	2016	2015
Interest rate derivatives	$(5.7)	$42.3	$--
Commodity derivatives – Revenue (1)	(33.7)	(197.4)	217.6
Commodity derivatives – Operating costs and expenses (1)	(4.8)	3.6	(2.7)
Total	$(44.2)	$(151.5)	$214.9

(1)   The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income (Effective Portion)
		For the Year Ended December 31,
		2017	2016	2015
Interest rate derivatives	Interest expense	$(40.4)	$(37.4)	$(35.3)
Commodity derivatives	Revenue	(111.6)	(53.6)	231.7
Commodity derivatives	Operating costs and expenses	(0.6)	0.2	(3.5)
Total		$(152.6)	$(90.8)	$192.9

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
		For the Year Ended December 31,
		2017	2016	2015
Commodity derivatives	Revenue	$--	$--	$4.7
Commodity derivatives	Operating costs and expenses	(1.1)	0.5	0.1
Total		$(1.1)	$0.5	$4.8

Over the next twelve months, we expect to reclassify $38.4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $9.7 million of losses attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $9.4 million as decrease in revenue and $0.3 million as an increase to operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2017	2016	2015
Interest rate derivatives	Interest expense	$--	$--	$--
Commodity derivatives	Revenue	(42.7)	(38.4)	1.0
Commodity derivatives	Operating costs and expenses	0.1	(0.4)	0.1
Total		$(42.6)	$(38.8)	$1.1

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

The values for commodity derivatives at December 31, 2017 are presented before and after the application of CME Rule 814, which deems that financial instruments cleared by the CME are settled daily in connection with variation margin payments.  As a result of this new exchange rule, CME-related derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes; however, the derivatives remain outstanding and subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.  The rule change was effective January 1, 2017.

	December 31, 2017 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$0.1	$--	$0.1
Commodity derivatives:
Value before application of CME Rule 814	47.1	184.9	2.9	234.9
Impact of CME Rule 814 change	(47.1)	(26.1)	--	(73.2)
Total commodity derivatives	--	158.8	2.9	161.7
Total	$--	$158.9	$2.9	$161.8

Financial liabilities:
Liquidity Option Agreement	$--	$--	$333.9	$333.9
Interest rate derivatives	--	1.7	--	1.7
Commodity derivatives:
Value before application of CME Rule 814	118.4	270.6	1.7	390.7
Impact of CME Rule 814 change	(118.4)	(95.4)	--	(213.8)
Total commodity derivatives	--	175.2	1.7	176.9
Total	$--	$176.9	$335.6	$512.5

	December 31, 2016 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$36.5	$--	$36.5
Commodity derivatives	84.5	455.2	1.7	541.4
Total	$84.5	$491.7	$1.7	$577.9

Financial liabilities:
Liquidity Option Agreement	$--	$--	$269.6	$269.6
Interest rate derivatives	--	1.1	--	1.1
Commodity derivatives	136.8	602.3	0.3	739.4
Total	$136.8	$603.4	$269.9	$1,010.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Year Ended December 31,
	Location	2017	2016
Financial asset (liability) balance, net, January 1		$(268.2)	$(246.7)
Total gains (losses) included in:
Net income (1)	Revenue	2.3	2.2
Net income	Other expense, net	(64.3)	(24.5)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	0.1	(0.5)
Settlements (1)	Revenue	(2.4)	(0.5)
Transfers out of Level 3 (2)		(0.2)	1.8
Financial liability balance, net, December 31 (2)		$(332.7)	$(268.2)

(1)   There were $0.1 million of unrealized losses and $1.7 million of unrealized gains included in these amounts for the years ended December 31, 2017 and 2016, respectively.
(2)   Transfers out of Level 3 into Level 2 were due to shorter remaining transaction maturities falling inside of the Level 2 range at December 31, 2017 and 2016.

The following tables provide quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at the dates indicated:

	Fair Value At December 31, 2017
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$2.9	$1.7	Discounted cash flow	Forward commodity prices	$60.21-$66.05/barrel
Total	$2.9	$1.7

	Fair Value At December 31, 2016
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$1.7	$0.3	Discounted cash flow	Forward commodity prices	$51.73-$54.77/barrel
Total	$1.7	$0.3

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at December 31, 2017.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

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

The following table summarizes our non-cash asset impairment charges for long-lived assets by segment during each of the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
NGL Pipelines & Services	$11.5	$21.0	$20.8
Crude Oil Pipelines & Services	10.2	2.3	33.5
Natural Gas Pipelines & Services	14.3	12.3	21.6
Petrochemical & Refined Products Services	1.8	9.6	28.2
Offshore Pipelines & Services	--	--	58.5
Total	$37.8	$45.2	$162.6

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

The following table presents categories of long-lived assets, primarily property, plant and equipment, that were subject to non-recurring fair value measurements during the year ended December 31, 2017:

		Fair Value Measurements at the End of the Reporting Period Using
	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-Cash Impairment Loss
Long-lived assets disposed of other than by sale	$--	$--	$--	$--	$16.7
Long-lived assets held and used	1.5	--	--	1.5	15.4
Long-lived assets held for sale	2.5	--	--	2.5	2.5
Long-lived assets disposed of by sale	--	--	--	--	3.2
Total					$37.8

Total non-cash asset impairment and related charges during 2017 were $49.8 million, which consisted of $37.8 million of impairment charges attributable to long-lived assets and $12.0 million of impairment charges attributable to the write-down of surplus materials classified as current assets.  Impairment charges attributable to long-lived assets were primarily due to the write-down of certain natural gas pipeline laterals and other pipelines in Texas, which accounted for $13.0 million in charges, and for the planned abandonment of certain storage and pipeline assets in Texas, which accounted for an additional $12.4 million in charges.

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

Total non -cash asset impairment and related charges during 2016 were $53.5 million, which consisted of $45.2 million of impairment charges attributable to long-lived assets, $1.2 million of impairment charges attributable to the write-down of surplus materials classified as current assets, and $7.1 million of related charges for equipment destroyed by fire at our Pascagoula gas plant.  Impairment charges attributable to long-lived assets primarily relate to the planned abandonment of certain plant and pipeline assets in Texas and New Mexico.

Our non-cash asset impairment charges for the year ended December 31, 2015 are a component of operating costs and expenses and primarily reflect the $54.8 million charge we recorded in connection with the sale of our Offshore Business and the abandonment of certain natural gas and crude oil pipeline assets in Texas.  The following table presents categories of long-lived assets that were subject to non-recurring fair value measurements during the year ended December 31, 2015:

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

The estimated total fair value of our fixed-rate debt obligations was $23.47 billion and $21.95 billion at December 31, 2017 and 2016, respectively.  The aggregate carrying value of these debt obligations was $21.48 billion and $20.85 billion at December 31, 2017 and 2016, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The amounts reported for fixed-rate debt obligations exclude those amounts hedged using fixed-to-floating interest rate swaps.  See “Interest Rate Hedging Activities” within this Note 14 for additional information.

The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Revenues – related parties:
Unconsolidated affiliates	$45.0	$56.7	$72.3
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,010.9	$963.2	$949.3
Unconsolidated affiliates	223.4	253.9	245.3
Total	$1,234.3	$1,217.1	$1,194.6

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2017	2016
Accounts receivable - related parties:
Unconsolidated affiliates	$1.8	$1.1

Accounts payable - related parties:
EPCO and its privately held affiliates	$99.3	$88.9
Unconsolidated affiliates	28.0	16.2
Total	$127.3	$105.1

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

At December 31, 2017, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
689,767,023	32%

Of the total number of units held by EPCO and its privately held affiliates, 81,346,154 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at December 31, 2017.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the years ended December 31, 2017, 2016 and 2015, we paid EPCO and its privately held affiliates cash distributions totaling $1.12 billion, $1.07 billion and $948.3 million, respectively.  Distributions paid during the year ended December 31, 2015 excluded 35,380,000 Designated Units (see Note 9).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under our DRIP and our ATM program.  In January 2016 and March 2015, privately held affiliates of EPCO purchased 3,830,256 and 3,225,057 common units, respectively, from us under our ATM program, generating gross proceeds of $100 million during each year.  In November 2017, privately held affiliates of EPCO reinvested $100 million through our DRIP, resulting in the issuance of an additional 4,246,498 of our common units.  For each of the years ended December 31, 2016 and 2015, DRIP purchases by privately held affiliates of EPCO totaled $100 million.  See Note 9 for additional information regarding our ATM program and DRIP.

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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Operating costs and expenses	$882.1	$840.7	$826.4
General and administrative expenses	110.4	105.3	105.2
Total costs and expenses	$992.5	$946.0	$931.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relationships with Unconsolidated Affiliates
Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our current unconsolidated affiliates:

▪
For the years ended December 31, 2017, 2016 and 2015, we paid Seaway $98.8 million, $161.2 million and $175.8 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $19.6 million, $36.3 million and $47.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

▪
We pay Promix for the transportation, storage and fractionation of NGLs.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $7.8 million, $7.0 million and $8.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Expenses with Promix were $27.8 million, $27.1 million and $24.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

▪	For the years ended December 31, 2017, 2016 and 2015, we paid Texas Express $29.5 million, $22.8 million and $6.7 million, respectively, for pipeline transportation services.

▪	For the years ended December 31, 2017, 2016 and 2015, we paid Eagle Ford Crude Oil Pipeline $42.8 million, $36.2 million and $39.4 million, respectively, for crude oil transportation.

▪
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $10.6 million, $10.7 million and $19.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease in such amounts during 2016 is related to the sale of our Offshore Business.

Note 16.  Provision for Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2017, 2016 and 2015 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).  Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities of our tax paying entities for financial reporting and tax purposes.

Our federal, state and foreign income tax provision (benefit) is summarized below:

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal	$0.1	$(0.5)	$0.9
State	18.5	16.7	15.5
Foreign	1.0	0.6	1.7
Total current	19.6	16.8	18.1
Deferred:
Federal	(1.8)	1.1	(1.4)
State	7.9	5.2	(19.2)
Foreign	--	0.3	--
Total deferred	6.1	6.6	(20.6)
Total provision for (benefit from) income taxes	$25.7	$23.4	$(2.5)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for (benefit from) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Pre-Tax Net Book Income (“NBI”)	$2,881.3	$2,576.4	$2,555.9

Texas Margin Tax (1)	$26.4	$22.1	$(3.7)
State income taxes (net of federal benefit)	0.5	0.2	0.7
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	0.1	0.8	1.1
Other permanent differences	(1.3)	0.3	(0.6)
Provision for (benefit from) income taxes	$25.7	$23.4	$(2.5)

Effective income tax rate	0.9%	0.9%	(0.1)%

(1)   Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses. During 2015, certain legislative changes were enacted to the Texas Margin Tax, which reduced the tax rate for business entities that operate within the state.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryovers (1)	$0.2	$0.2
Accruals	1.4	1.6
Total deferred tax assets	1.6	1.8
Less: Deferred tax liabilities:
Property, plant and equipment	58.0	50.5
Equity investment in partnerships	2.1	3.7
Total deferred tax liabilities	60.1	54.2
Total net deferred tax liabilities	$58.5	$52.4

(1) These losses expire in various years between 2018 and 2033 and are subject to limitations on their utilization.
Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2017, 2016 or 2015.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2017 and 2016, our accruals for litigation contingencies were $4.5 million and $0.3 million, respectively, and were recorded in our Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case was then submitted to the Court of Appeals for its consideration.  On July 18, 2017, a panel of the Court of Appeals issued a unanimous opinion reversing the trial court’s judgment as to all of ETP’s claims against us, rendering judgment that ETP take nothing on those claims, and affirming our counterclaim against ETP of approximately $0.8 million, plus interest.

On August 31, 2017, ETP filed a motion for rehearing before the Dallas Court of Appeals, which was denied on September 13, 2017. On December 27, 2017, ETP filed its Petition for Review with the Supreme Court of Texas.  As of December 31, 2017, we have not recorded a provision for this matter as management continues to believe that payment of damages by us in this case is not probable. We continue to monitor developments involving this matter.

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

Redelivery Commitments
We store natural gas, crude oil, NGLs and certain petrochemical products owned by third parties under various agreements.  Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand.  At December 31, 2017, we had approximately 9.0 trillion British thermal units (“TBtus”) of natural gas, 15.8 MMBbls of crude oil, and 39.3 MMBbls of NGL and petrochemical products in our custody that were owned by third parties.  We maintain insurance coverage related to such volumes that we believe is consistent with our exposure.  See Note 18 for information regarding insurance matters.

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

Contractual Obligations
The following table summarizes our various contractual obligations at December 31, 2017.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Scheduled maturities of debt obligations	$24,780.1	$2,855.7	$1,500.0	$1,500.0	$575.0	$650.0	$17,699.4
Estimated cash interest payments	$23,942.0	$1,082.9	$1,022.1	$964.2	$912.1	$884.7	$19,076.0
Operating lease obligations	$413.3	$57.0	$52.8	$47.2	$40.0	$31.3	$185.0
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$1,911.5	$615.1	$528.6	$434.9	$332.9	$--	$--
NGLs	$99.0	$69.6	$29.4	$--	$--	$--	$--
Crude oil	$7,891.3	$1,352.3	$1,341.0	$945.8	$728.4	$728.4	$2,795.4
Petrochemicals & refined products	$632.1	$411.9	$214.1	$6.1	$--	$--	$--
Other	$33.3	$9.3	$9.3	$7.6	$3.5	$1.4	$2.2
Underlying major volume commitments:
Natural gas (in TBtus)	812	265	225	182	140	--	--
NGLs (in MMBbls)	7	5	2	--	--	--	--
Crude oil (in MMBbls)	471	38	55	51	47	47	233
Petrochemicals & refined products (in MMBbls)	11	7	4	--	--	--	--
Service payment commitments	$398.0	$98.3	$84.5	$60.0	$44.8	$43.1	$67.3
Capital expenditure commitments	$171.6	$171.6	$--	$--	$--	$--	$--

Scheduled Maturities of Debt.  We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the periods indicated.  See Note 8 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments.  Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2017 and the contractually scheduled maturities of such balances.  With respect to our variable-rate debt obligation, we applied the weighted-average interest rate paid during 2017 to determine the estimated cash payments.  Our estimated cash payments for interest are significantly influenced by the long-term maturities of our $3.17 billion in junior subordinated notes.  Our estimated cash payments for interest assume that these subordinated notes are not repaid prior to their respective maturity dates.  We applied the current fixed interest rate through the respective maturity date for each junior subordinated note to determine the estimated cash payments for interest.  See Note 8 for information regarding fixed and weighted-average variable interest rates charged in 2017.

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

Consolidated costs and expenses include lease and rental expense amounts of $103.6 million, $110.1 million and $104.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Purchase Obligations.  We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

▪
We have long-term product purchase obligations for natural gas, NGLs, crude oil, petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table shows our volume commitments and estimated payment obligations under these contracts for the periods presented.  Our estimated future payment obligations are based on the contractual price in each agreement at December 31, 2017 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

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

Other Commitments
In connection with the agreements to acquire EFS Midstream (see Note 12), we are obligated to spend up to an aggregate of $270 million on specified midstream gathering assets for PXD and Reliance, if requested by these producers, over a ten-year period.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream asset network. As of December 31, 2017, we have spent approximately $151 million of the $270 million commitment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Liabilities
The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2017	2016
Noncurrent portion of AROs (see Note 5)	$81.1	$76.5
Deferred revenues – non-current portion (see Note 3)	135.5	137.0
Liquidity Option Agreement	333.9	269.6
Derivative liabilities	10.4	2.8
Centennial guarantees	4.5	5.3
Other	13.0	12.7
Total	$578.4	$503.9

Liquidity Option Agreement
We entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with OTA and Marquard & Bahls AG, a German corporation and the ultimate parent company of OTA (“M&B”), in connection with the Oiltanking acquisition (see Note 12).  Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised, we would indirectly acquire any Enterprise common units then owned by OTA and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) OTA’s deferred tax liabilities. To the extent that the sum of OTA’s deferred tax liabilities exceeds the then current book value of the Liquidity Option liability at the exercise date, we will recognize expense for the difference.

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

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Consolidated Balance Sheet, was $333.9 million and $269.6 million at December 31, 2017 and 2016, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units held by OTA and reflect certain tax planning strategies we believe could be employed.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Statements of Consolidated Operations.  Results for the years ended December 31, 2017, 2016 and 2015 include $64.3 million, $24.5 million and $25.4 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.

The fair value of the Liquidity Option at December 31, 2017 reflects the estimated impact of the Tax Cuts and Jobs Act (the “TCJA”) enacted by the U.S. Congress in late December 2017. The TCJA makes broad and complex changes to the U.S. tax code that will affect the carrying value of the Liquidity Option Agreement, including, but not limited to, (i) reducing the federal corporate tax rate payable by OTA from 35% to 21%, (ii) creating a new limitation on deductible interest expense, (iii) bonus depreciation that will allow for full expensing of qualified properties for certain tax years, and (iv) changing rules related to uses and limitations of OTA’s net operating loss carryforwards created in tax years beginning after December 31, 2017. In connection with our initial analysis of the impact of the TCJA for the Liquidity Option, we have recorded an estimate resulting in the recognition of $21.2 million of non-cash expense, which is a component of the overall $64.3 million of non-cash expense we recognized for the Liquidity Option during the year ended December 31, 2017.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the effects of recently enacted tax reforms, our valuation estimate for the Liquidity Option at December 31, 2017 is based on several inputs that are not readily observable in the market (i.e., Level 3 inputs) such as the following:

▪
OTA remains in existence (i.e., is not dissolved and its assets sold) between one and 30 years following exercise of the Liquidity Option, depending on the liquidity preference of its owner. An equal probability that OTA will be dissolved was assigned to each year in the 30-year forecast period;

▪	Forecasted annual growth rates of Enterprise’s taxable earnings before interest, taxes, depreciation and amortization ranging from 2.1% to 7.2%;

▪
OTA’s ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise’s issuance of equity for general company reasons.  For purposes of the valuation at December 31, 2017, we used ownership interests ranging from 1.8% to 2.5%;

▪	OTA pays an aggregate federal and state income tax rate of 24% on its taxable income; and

▪	A discount rate of 7.6% based on our weighted-average cost of capital at December 31, 2017.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option. At December 31, 2017, based on these scenarios, we expect that OTA would own approximately 89% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate at December 31, 2017 had assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability would have increased by $40.2 million.

Centennial Guarantees
At December 31, 2017, Centennial’s debt obligations consisted of $50.0 million borrowed under a master shelf loan agreement.  Borrowings under the master shelf agreement mature in May 2024 and are collateralized by substantially all of Centennial’s assets and severally guaranteed 50% by us and 50% by our joint venture partner in Centennial.  If Centennial were to default on its debt obligations, we and our joint venture partner would each be required to make an approximate $25.0 million payment to Centennial’s lenders in connection with the guarantee agreements (based on Centennial’s debt principal outstanding at December 31, 2017).  We recognized a liability of $3.7 million for our share of the Centennial debt guaranty at December 31, 2017.

In lieu of Centennial procuring insurance to satisfy third party claims arising from a catastrophic event, we and Centennial’s other joint venture partner have entered a limited cash call agreement.  We are obligated to contribute up to a maximum of $50.0 million in the event of a catastrophic event.  At December 31, 2017, we have a recorded liability of $1.6 million representing the estimated fair value of our cash call guaranty.  Our cash contributions to Centennial under the agreement may be covered by our other insurance policies depending on the nature of the catastrophic event.

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

Credit Risk
We may incur credit risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, petrochemicals, refined products and crude oil and long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced in 2015 and 2016, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

Our primary markets are located in the Gulf Coast, Southwest, Rocky Mountain, Northeast and Midwest regions of the U.S.  We have a concentration of trade receivable balances due from independent and major integrated oil and gas companies and other pipelines and wholesalers.  These concentrations of market areas may affect our overall credit risk in that these energy industry customers may be similarly affected by changes in economic, regulatory or other factors.

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

Under our current insurance program, the standalone deductible for property damage claims is $30 million. We also have business interruption protection; however, such claims must involve physical damage and have a combined loss value in excess of $30 million and the period of interruption must exceed 60 days. With respect to named windstorm claims, the maximum amount of insurance coverage available to us for any single event is $200 million, after applying the appropriate deductibles. A named windstorm is a hurricane, typhoon, tropical storm or cyclone as declared by the U.S. National Weather Service.

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Decrease (increase) in:
Accounts receivable – trade	$(1,076.2)	$(679.0)	$1,279.3
Accounts receivable – related parties	(0.7)	0.4	1.3
Inventories	194.6	(871.8)	(72.7)
Prepaid and other current assets	226.0	(49.3)	(59.1)
Other assets	(111.0)	(2.0)	(5.8)
Increase (decrease) in:
Accounts payable – trade	66.6	(21.5)	(52.9)
Accounts payable – related parties	56.0	21.0	(34.8)
Accrued product payables	952.3	1,193.3	(1,342.4)
Accrued interest	17.3	(11.4)	16.5
Other current liabilities	(291.4)	189.9	(67.1)
Other liabilities	(1.3)	49.5	14.4
Net effect of changes in operating accounts	$32.2	$(180.9)	$(323.3)

Cash payments for interest, net of $192.1, $168.2 and $149.1 capitalized in 2017, 2016 and 2015, respectively	$912.1	$947.9	$911.6

Cash payments for federal and state income taxes	$20.9	$18.7	$17.5

We incurred liabilities for construction in progress that had not been paid at December 31, 2017, 2016 and 2015 of $373.0 million, $124.3 million and $472.8 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on our Statements of Consolidated Cash Flows.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our cash proceeds from asset sales for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Sale of Offshore Business (see Note 10)	$--	$--	$1,527.7
Cash proceeds from other asset sales	40.1	46.5	80.9
Total	$40.1	$46.5	$1,608.6

The following table presents net gains (losses) attributable to asset sales for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Sale of Offshore Business (see Note 10)	$--	$--	$(12.3)
Net gains (losses) attributable to other asset sales	10.7	2.5	(3.3)
Total	$10.7	$2.5	$(15.6)

In July 2015, we purchased EFS Midstream for approximately $2.1 billion in cash, which was payable in two installments.  The initial payment of $1.1 billion was paid in July 2015, with the second and final installment of $1.0 billion paid in July 2016.  See Note 12 for information regarding this business combination.

See Note 12 for information regarding non-cash consideration we issued in connection with Step 2 of the Oiltanking acquisition.

See Note 14 for information regarding asset impairment and related charges as presented on our Statements of Consolidated Cash Flows.

Note 20.  Quarterly Financial Information (Unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the Year Ended December 31, 2017:
Revenues	$7,320.4	$6,607.6	$6,886.9	$8,426.6
Operating income	1,031.6	938.7	879.2	1,079.4
Net income	771.0	666.0	621.3	797.3
Net income attributable to limited partners	760.7	653.7	610.9	774.0

Earnings per unit:
Basic	$0.36	$0.30	$0.28	$0.36
Diluted	$0.36	$0.30	$0.28	$0.36

For the Year Ended December 31, 2016:
Revenues	$5,005.3	$5,617.8	$5,920.4	$6,478.8
Operating income	915.6	836.9	905.0	923.2
Net income	670.2	570.0	643.1	669.7
Net income attributable to limited partners	661.2	558.5	634.6	658.8

Earnings per unit:
Basic	$0.32	$0.27	$0.30	$0.31
Diluted	$0.32	$0.27	$0.30	$0.31

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

Enterprise Products Partners L.P.
Condensed Consolidating Balance Sheet
December 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$65.2	$31.5	$(26.4)	$70.3	$--	$--	$70.3
Accounts receivable – trade, net	1,382.3	2,976.6	(0.5)	4,358.4	--	--	4,358.4
Accounts receivable – related parties	110.3	1,182.1	(1,289.3)	3.1	--	(1.3)	1.8
Inventories	1,038.9	572.3	(1.4)	1,609.8	--	--	1,609.8
Derivative assets	110.0	43.4	--	153.4	--	--	153.4
Prepaid and other current assets	136.3	189.0	(12.6)	312.7	--	--	312.7
Total current assets	2,843.0	4,994.9	(1,330.2)	6,507.7	--	(1.3)	6,506.4
Property, plant and equipment, net	5,622.6	29,996.3	1.5	35,620.4	--	--	35,620.4
Investments in unconsolidated affiliates	41,616.6	4,298.0	(43,255.2)	2,659.4	22,881.5	(22,881.5)	2,659.4
Intangible assets, net	675.5	3,028.6	(13.8)	3,690.3	--	--	3,690.3
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	296.4	110.0	(211.0)	195.4	1.0	--	196.4
Total assets	$51,513.6	$47,713.5	$(44,808.7)	$54,418.4	$22,882.5	$(22,882.8)	$54,418.1

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,854.6	$0.4	$--	$2,855.0	$--	$--	$2,855.0
Accounts payable – trade	290.2	537.8	(26.4)	801.6	0.1	--	801.7
Accounts payable – related parties	1,320.3	112.0	(1,305.0)	127.3	1.3	(1.3)	127.3
Accrued product payables	1,825.9	2,741.7	(1.3)	4,566.3	--	--	4,566.3
Accrued interest	358.0	--	--	358.0	--	--	358.0
Derivative liabilities	115.2	53.0	--	168.2	--	--	168.2
Other current liabilities	108.9	320.1	(10.8)	418.2	--	0.4	418.6
Total current liabilities	6,873.1	3,765.0	(1,343.5)	9,294.6	1.4	(0.9)	9,295.1
Long-term debt	21,699.0	14.7	--	21,713.7	--	--	21,713.7
Deferred tax liabilities	6.7	50.2	(0.5)	56.4	--	2.1	58.5
Other long-term liabilities	60.4	396.5	(212.4)	244.5	333.9	--	578.4
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	22,874.4	43,412.0	(43,433.3)	22,853.1	22,547.2	(22,853.1)	22,547.2
Noncontrolling interests	--	75.1	181.0	256.1	--	(30.9)	225.2
Total equity	22,874.4	43,487.1	(43,252.3)	23,109.2	22,547.2	(22,884.0)	22,772.4
Total liabilities and equity	$51,513.6	$47,713.5	$(44,808.7)	$54,418.4	$22,882.5	$(22,882.8)	$54,418.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$40,696.8	$18,451.2	$(29,906.5)	$29,241.5	$--	$--	$29,241.5
Costs and expenses:
Operating costs and expenses	39,809.6	15,654.9	(29,907.0)	25,557.5	--	--	25,557.5
General and administrative costs	31.4	148.0	(0.1)	179.3	1.8	--	181.1
Total costs and expenses	39,841.0	15,802.9	(29,907.1)	25,736.8	1.8	--	25,738.6
Equity in income of unconsolidated affiliates	2,990.1	566.8	(3,130.9)	426.0	2,865.4	(2,865.4)	426.0
Operating income	3,845.9	3,215.1	(3,130.3)	3,930.7	2,863.6	(2,865.4)	3,928.9
Other income (expense):
Interest expense	(982.5)	(11.8)	9.7	(984.6)	--	--	(984.6)
Other, net	9.2	1.8	(9.7)	1.3	(64.3)	--	(63.0)
Total other expense, net	(973.3)	(10.0)	--	(983.3)	(64.3)	--	(1,047.6)
Income before income taxes	2,872.6	3,205.1	(3,130.3)	2,947.4	2,799.3	(2,865.4)	2,881.3
Provision for income taxes	(12.0)	(13.7)	--	(25.7)	--	--	(25.7)
Net income	2,860.6	3,191.4	(3,130.3)	2,921.7	2,799.3	(2,865.4)	2,855.6
Net loss (income) attributable to noncontrolling interests	--	(6.5)	(55.1)	(61.6)	--	5.3	(56.3)
Net income attributable to entity	$2,860.6	$3,184.9	$(3,185.4)	$2,860.1	$2,799.3	$(2,860.1)	$2,799.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,951.7	$3,208.6	$(3,130.2)	$3,030.1	$2,907.6	$(2,973.8)	$2,963.9
Comprehensive loss (income) attributable to noncontrolling interests	--	(6.5)	(55.1)	(61.6)	--	5.3	(56.3)
Comprehensive income attributable to entity	$2,951.7	$3,202.1	$(3,185.3)	$2,968.5	$2,907.6	$(2,968.5)	$2,907.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,860.6	$3,191.4	$(3,130.3)	$2,921.7	$2,799.3	$(2,865.4)	$2,855.6
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	216.6	1,427.8	(0.4)	1,644.0	--	--	1,644.0
Equity in income of unconsolidated affiliates	(2,990.1)	(566.8)	3,130.9	(426.0)	(2,865.4)	2,865.4	(426.0)
Distributions received on earnings from unconsolidated affiliates	1,162.8	272.7	(1,001.8)	433.7	3,574.6	(3,574.6)	433.7
Net effect of changes in operating accounts and other operating activities	2,812.2	(2,726.3)	(19.1)	66.8	93.2	(1.0)	159.0
Net cash flows provided by operating activities	4,062.1	1,598.8	(1,020.7)	4,640.2	3,601.7	(3,575.6)	4,666.3
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(846.8)	(2,255.0)	--	(3,101.8)	--	--	(3,101.8)
Cash used for business combinations, net of cash received	(7.3)	(191.4)	--	(198.7)	--	--	(198.7)
Proceeds from asset sales	17.0	23.1	--	40.1	--	--	40.1
Other investing activities	(1,908.5)	(28.0)	1,910.8	(25.7)	(1,060.5)	1,060.5	(25.7)
Cash used in investing activities	(2,745.6)	(2,451.3)	1,910.8	(3,286.1)	(1,060.5)	1,060.5	(3,286.1)
Financing activities:
Borrowings under debt agreements	69,349.3	--	(34.0)	69,315.3	--	--	69,315.3
Repayments of debt	(68,459.5)	(0.1)	--	(68,459.6)	--	--	(68,459.6)
Cash distributions paid to partners	(3,574.6)	(1,065.3)	1,065.3	(3,574.6)	(3,569.9)	3,574.6	(3,569.9)
Cash payments made in connection with DERs	--	--	--	--	(15.1)	--	(15.1)
Cash distributions paid to noncontrolling interests	--	(9.6)	(40.6)	(50.2)	--	1.0	(49.2)
Cash contributions from noncontrolling interests	--	0.1	0.3	0.4	--	--	0.4
Net cash proceeds from issuance of common units	--	--	--	--	1,073.4	--	1,073.4
Cash contributions from owners	1,060.5	1,900.0	(1,900.0)	1,060.5	--	(1,060.5)	--
Other financing activities	6.8	--	--	6.8	(29.6)	--	(22.8)
Cash provided by (used in) financing activities	(1,617.5)	825.1	(909.0)	(1,701.4)	(2,541.2)	2,515.1	(1,727.5)
Net change in cash, cash equivalents and restricted cash	(301.0)	(27.4)	(18.9)	(347.3)	--	--	(347.3)
Cash, cash equivalents and restricted cash, January 1	366.2	58.9	(7.5)	417.6	--	--	417.6
Cash, cash equivalents and restricted cash, December 31	$65.2	$31.5	$(26.4)	$70.3	$--	$--	$70.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,536.2	$2,891.1	$(2,845.4)	$2,581.9	$2,513.1	$(2,542.0)	$2,553.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	185.4	1,367.0	(0.4)	1,552.0	--	--	1,552.0
Equity in income of unconsolidated affiliates	(2,686.1)	(521.7)	2,845.8	(362.0)	(2,539.9)	2,539.9	(362.0)
Distributions received on earnings from unconsolidated affiliates	1,127.3	265.9	(1,012.7)	380.5	3,331.2	(3,331.2)	380.5
Net effect of changes in operating accounts and other operating activities	2,448.6	(2,568.5)	43.1	(76.8)	18.9	1.2	(56.7)
Net cash flows provided by operating activities	3,611.4	1,433.8	(969.6)	4,075.6	3,323.3	(3,332.1)	4,066.8
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(1,327.4)	(1,656.7)	--	(2,984.1)	--	--	(2,984.1)
Cash used for business combinations, net of cash received	--	(1,000.0)	--	(1,000.0)	--	--	(1,000.0)
Proceeds from asset sales	28.8	17.7	--	46.5	--	--	46.5
Other investing activities	(2,301.9)	(63.2)	2,296.9	(68.2)	(2,530.9)	2,530.9	(68.2)
Cash used in investing activities	(3,600.5)	(2,702.2)	2,296.9	(4,005.8)	(2,530.9)	2,530.9	(4,005.8)
Financing activities:
Borrowings under debt agreements	62,813.9	41.8	(41.8)	62,813.9	--	--	62,813.9
Repayments of debt	(61,672.5)	(0.1)	--	(61,672.6)	--	--	(61,672.6)
Cash distributions paid to partners	(3,331.2)	(1,089.6)	1,089.6	(3,331.2)	(3,300.5)	3,331.2	(3,300.5)
Cash payments made in connection with DERs	--	--	--	--	(11.7)	--	(11.7)
Cash distributions paid to noncontrolling interests	--	(8.5)	(39.8)	(48.3)	--	0.9	(47.4)
Cash contributions from noncontrolling interests	--	20.4	--	20.4	--	--	20.4
Net cash proceeds from issuance of common units	--	--	--	--	2,542.8	--	2,542.8
Cash contributions from owners	2,530.9	2,292.2	(2,292.2)	2,530.9	--	(2,530.9)	--
Other financing activities	(0.2)	--	--	(0.2)	(23.0)	--	(23.2)
Cash provided by (used in) financing activities	340.9	1,256.2	(1,284.2)	312.9	(792.4)	801.2	321.7
Net change in cash, cash equivalents and restricted cash	351.8	(12.2)	43.1	382.7	--	--	382.7
Cash, cash equivalents and restricted cash, January 1	14.4	71.1	(50.6)	34.9	--	--	34.9
Cash, cash equivalents and restricted cash, December 31	$366.2	$58.9	$(7.5)	$417.6	$--	$--	$417.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,544.9	$2,804.4	$(2,761.9)	$2,587.4	$2,521.2	$(2,550.2)	$2,558.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	144.9	1,371.5	(0.4)	1,516.0	--	--	1,516.0
Equity in income of unconsolidated affiliates	(2,718.4)	(417.5)	2,762.3	(373.6)	(2,548.7)	2,548.7	(373.6)
Distributions received on earnings from unconsolidated affiliates	1,989.6	307.7	(1,835.2)	462.1	3,000.2	(3,000.2)	462.1
Net effect of changes in operating accounts and other operating activities	882.8	(1,031.0)	(35.9)	(184.1)	22.1	1.5	(160.5)
Net cash flows provided by operating activities	2,843.8	3,035.1	(1,871.1)	4,007.8	2,994.8	(3,000.2)	4,002.4
Investing activities:
Capital expenditures, net of contributions in aid of construction costs	(1,180.0)	(2,631.6)	--	(3,811.6)	--	--	(3,811.6)
Cash used for business combinations, net of cash received	(1,069.9)	13.4	--	(1,056.5)	--	--	(1,056.5)
Proceeds from asset sales	1,531.3	77.3	--	1,608.6	--	--	1,608.6
Other investing activities	(1,499.0)	(1,246.7)	2,579.3	(166.4)	(1,179.8)	1,179.8	(166.4)
Cash used in investing activities	(2,217.6)	(3,787.6)	2,579.3	(3,425.9)	(1,179.8)	1,179.8	(3,425.9)
Financing activities:
Borrowings under debt agreements	21,081.1	133.9	(133.9)	21,081.1	--	--	21,081.1
Repayments of debt	(19,867.2)	--	--	(19,867.2)	--	--	(19,867.2)
Cash distributions paid to partners	(3,000.2)	(1,882.4)	1,882.4	(3,000.2)	(2,943.7)	3,000.2	(2,943.7)
Cash payments made in connection with DERs	--	--	--	--	(7.7)	--	(7.7)
Cash distributions paid to noncontrolling interests	--	(0.8)	(47.2)	(48.0)	--	--	(48.0)
Cash contributions from noncontrolling interests	--	54.4	(0.4)	54.0	--	--	54.0
Net cash proceeds from issuance of common units	--	--	--	--	1,188.6	--	1,188.6
Cash contributions from owners	1,179.8	2,445.0	(2,445.0)	1,179.8	--	(1,179.8)	--
Other financing activities	(24.0)	3.1	--	(20.9)	(52.2)	--	(73.1)
Cash provided by (used in) financing activities	(630.5)	753.2	(744.1)	(621.4)	(1,815.0)	1,820.4	(616.0)
Net change in cash, cash equivalents and restricted cash	(4.3)	0.7	(35.9)	(39.5)	--	--	(39.5)
Cash, cash equivalents and restricted cash, January 1	18.7	70.4	(14.7)	74.4	--	--	74.4
Cash, cash equivalents and restricted cash, December 31	$14.4	$71.1	$(50.6)	$34.9	$--	$--	$34.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Subsequent Events

Issuance of $2.0 Billion of Senior Notes and $700 Million of Junior Subordinated Notes in February 2018
In February 2018, EPO issued $2.7 billion aggregate principal amount of notes comprised of (i) $750 million principal amount of senior notes due February 15, 2021 (“Senior Notes TT”), (ii) $1.25 billion principal amount of senior notes due February 15, 2048 (“Senior Notes UU”) and (iii) $700 million principal amount of junior subordinated notes due February 15, 2078 (“Junior Subordinated Notes F”).  We issued these notes using our 2016 Shelf (see Note 9).

Net proceeds from these offerings were used by EPO for the temporary repayment of amounts outstanding under its commercial paper program, general company purposes, and the expected redemption of all $682.7 million outstanding aggregate principal amount of its 7.034% Junior Subordinated Notes B (the “7.034% Notes”).

Senior Notes TT were issued at 99.946% of their principal amount and have a fixed-rate interest rate of 2.80% per year.  Senior Notes UU were issued at 99.865% of their principal amount and have a fixed-rate interest rate of 4.25% per year.  Enterprise Products Partners L.P. has guaranteed the senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

The Junior Subordinated Notes F are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after February 15, 2028 at 100% of their principal amount, plus any accrued and unpaid interest thereon, and bear interest at a fixed rate of 5.375% per year through February 14, 2028.  Beginning February 15, 2028, the Junior Subordinated Notes F will bear interest at a floating rate based on a three-month LIBOR rate plus 2.57%, reset quarterly. Enterprise Products Partners L.P. has guaranteed the Junior Subordinated Notes F through an unconditional guarantee on an unsecured and subordinated basis.

The redemption of the 7.034% Notes and the issuance of the 5.375% Junior Subordinated Notes F will result in annual interest savings to EPO of approximately $11.3 million.  On February 1, 2018, EPO notified its trustee and paying agent to redeem all of the $682.7 million outstanding aggregate principal amount of its 7.034% Notes.  EPO anticipates that the 7.034% Notes will be redeemed on or about March 5, 2018, in accordance with the terms of the 7.034% Notes, at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.