Form 10-Q
period 2018-06-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2018-08-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 2,175,951,128 common units of Enterprise Products Partners L.P. outstanding at the close of business on July 31, 2018.  Our common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$57.9	$5.1
Restricted cash	283.6	65.2
Accounts receivable – trade, net of allowance for doubtful accounts of $11.8 at June 30, 2018 and $12.1 at December 31, 2017	4,318.3	4,358.4
Accounts receivable – related parties	2.0	1.8
Inventories	1,729.6	1,609.8
Derivative assets	165.1	153.4
Prepaid and other current assets	446.1	312.7
Total current assets	7,002.6	6,506.4
Property, plant and equipment, net	37,054.5	35,620.4
Investments in unconsolidated affiliates	2,581.5	2,659.4
Intangible assets, net of accumulated amortization of $1,651.5 at June 30, 2018 and $1,564.8 at December 31, 2017 (see Note 6)	3,696.1	3,690.3
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	231.5	196.4
Total assets	$56,311.4	$54,418.1

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,668.7	$2,855.0
Accounts payable – trade	893.1	801.7
Accounts payable – related parties	85.6	127.3
Accrued product payables	4,712.6	4,566.3
Accrued interest	372.0	358.0
Derivative liabilities	396.9	168.2
Other current liabilities	320.4	418.6
Total current liabilities	9,449.3	9,295.1
Long-term debt (see Note 7)	23,020.2	21,713.7
Deferred tax liabilities	69.0	58.5
Other long-term liabilities	682.4	578.4
Commitments and contingencies (see Note 16)
Equity: (see Note 8)
Partners’ equity:
Limited partners:
Common units (2,175,951,128 units outstanding at June 30, 2018 and 2,161,089,479 units outstanding at December 31, 2017)	22,794.8	22,718.9
Accumulated other comprehensive loss	(123.2)	(171.7)
Total partners’ equity	22,671.6	22,547.2
Noncontrolling interests	418.9	225.2
Total equity	23,090.5	22,772.4
Total liabilities and equity	$56,311.4	$54,418.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Third parties	$8,411.9	$6,597.7	$17,685.7	$13,907.3
Related parties	55.6	9.9	80.3	20.7
Total revenues (see Note 9)	8,467.5	6,607.6	17,766.0	13,928.0
Costs and expenses:
Operating costs and expenses:
Third parties	7,174.3	5,457.6	15,078.6	11,539.2
Related parties	377.7	272.6	696.1	524.2
Total operating costs and expenses	7,552.0	5,730.2	15,774.7	12,063.4
General and administrative costs:
Third parties	20.9	16.0	42.2	36.7
Related parties	30.5	29.7	62.2	59.4
Total general and administrative costs	51.4	45.7	104.4	96.1
Total costs and expenses (see Note 9)	7,603.4	5,775.9	15,879.1	12,159.5
Equity in income of unconsolidated affiliates	122.3	107.0	238.0	201.8
Operating income	986.4	938.7	2,124.9	1,970.3
Other income (expense):
Interest expense	(274.6)	(245.8)	(526.7)	(495.1)
Change in fair market value of Liquidity Option Agreement (see Note 14)	(8.9)	(18.6)	(16.4)	(24.1)
Gain on step acquisition of unconsolidated affiliate (see Note 11)	2.4	--	39.4	--
Other, net	0.3	0.4	1.0	0.6
Total other expense, net	(280.8)	(264.0)	(502.7)	(518.6)
Income before income taxes	705.6	674.7	1,622.2	1,451.7
Provision for income taxes	(18.4)	(8.7)	(23.5)	(14.7)
Net income	687.2	666.0	1,598.7	1,437.0
Net income attributable to noncontrolling interests	(13.4)	(12.3)	(24.2)	(22.6)
Net income attributable to limited partners	$673.8	$653.7	$1,574.5	$1,414.4

Earnings per unit: (see Note 10)
Basic earnings per unit	$0.31	$0.30	$0.72	$0.66
Diluted earnings per unit	$0.31	$0.30	$0.72	$0.66

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$687.2	$666.0	$1,598.7	$1,437.0
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	(13.6)	30.4	(10.2)	175.2
Reclassification of losses (gains) to net income	39.2	(46.0)	24.7	(38.9)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	3.5	(6.9)	14.6	(4.5)
Reclassification of losses to net income	9.4	10.0	19.9	19.6
Total cash flow hedges	38.5	(12.5)	49.0	151.4
Other	(0.5)	--	(0.5)	(0.1)
Total other comprehensive income (loss)	38.0	(12.5)	48.5	151.3
Comprehensive income	725.2	653.5	1,647.2	1,588.3
Comprehensive income attributable to noncontrolling interests	(13.4)	(12.3)	(24.2)	(22.6)
Comprehensive income attributable to limited partners	$711.8	$641.2	$1,623.0	$1,565.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$1,598.7	$1,437.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	889.3	808.8
Asset impairment and related charges (see Note 14)	16.8	25.2
Equity in income of unconsolidated affiliates	(238.0)	(201.8)
Distributions received on earnings from unconsolidated affiliates	227.6	205.1
Net gains attributable to asset sales	(1.4)	--
Deferred income tax expense	10.0	0.7
Change in fair market value of derivative instruments	459.0	(43.9)
Change in fair market value of Liquidity Option Agreement	16.4	24.1
Gain on step acquisition of unconsolidated affiliate (see Note 11)	(39.4)	--
Net effect of changes in operating accounts (see Note 17)	(228.5)	82.1
Other operating activities	(12.7)	(2.4)
Net cash flows provided by operating activities	2,697.8	2,334.9
Investing activities:
Capital expenditures	(1,921.1)	(1,113.1)
Cash used for business combinations, net of cash received (see Note 11)	(149.7)	(191.4)
Investments in unconsolidated affiliates	(45.9)	(24.1)
Distributions received for return of capital from unconsolidated affiliates	25.9	24.8
Proceeds from asset sales	2.6	3.2
Other investing activities	(1.4)	2.0
Cash used in investing activities	(2,089.6)	(1,298.6)
Financing activities:
Borrowings under debt agreements	38,566.4	33,307.8
Repayments of debt	(37,437.0)	(33,639.3)
Debt issuance costs	(24.3)	--
Cash distributions paid to limited partners (see Note 8)	(1,847.3)	(1,757.8)
Cash payments made in connection with distribution equivalent rights	(8.6)	(7.2)
Cash distributions paid to noncontrolling interests	(28.3)	(23.1)
Cash contributions from noncontrolling interests (see Note 8)	206.9	0.3
Net cash proceeds from the issuance of common units (see Note 8)	261.0	757.2
Other financing activities	(25.8)	(27.8)
Cash used in financing activities	(337.0)	(1,389.9)
Net change in cash and cash equivalents, including restricted cash	271.2	(353.6)
Cash and cash equivalents, including restricted cash, at beginning of period	70.3	417.6
Cash and cash equivalents, including restricted cash, at end of period	$341.5	$64.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2018	$22,718.9	$(171.7)	$225.2	$22,772.4
Net income	1,574.5	--	24.2	1,598.7
Cash distributions paid to limited partners	(1,847.3)	--	--	(1,847.3)
Cash payments made in connection with distribution equivalent rights	(8.6)	--	--	(8.6)
Cash distributions paid to noncontrolling interests	--	--	(28.3)	(28.3)
Cash contributions from noncontrolling interests	--	--	206.9	206.9
Net cash proceeds from the issuance of common units	261.0	--	--	261.0
Common units issued in connection with employee compensation	39.1	--	--	39.1
Common units issued in connection with land acquisition	30.0	--	--	30.0
Amortization of fair value of equity-based awards	52.6	--	--	52.6
Cash flow hedges	--	49.0	--	49.0
Other	(25.4)	(0.5)	(9.1)	(35.0)
Balance, June 30, 2018	$22,794.8	$(123.2)	$418.9	$23,090.5

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2017	$22,327.0	$(280.0)	$219.0	$22,266.0
Net income	1,414.4	--	22.6	1,437.0
Cash distributions paid to limited partners	(1,757.8)	--	--	(1,757.8)
Cash payments made in connection with distribution equivalent rights	(7.2)	--	--	(7.2)
Cash distributions paid to noncontrolling interests	--	--	(23.1)	(23.1)
Cash contributions from noncontrolling interests	--	--	0.3	0.3
Net cash proceeds from the issuance of common units	757.2	--	--	757.2
Common units issued in connection with employee compensation	33.7	--	--	33.7
Amortization of fair value of equity-based awards	49.8	--	--	49.8
Cash flow hedges	--	151.4	--	151.4
Other	(28.3)	(0.1)	1.3	(27.1)
Balance, June 30, 2017	$22,788.8	$(128.7)	$220.1	$22,880.2

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at June 30, 2018.

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

We conduct substantially all of our business through EPO and are owned 100% by our limited partners from an economic perspective.  Enterprise GP manages our partnership and owns a non-economic general partner interest in us.  We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 15 for information regarding related party matters.

Our results of operations for the six months ended June 30, 2018 are not necessarily indicative of results expected for the full year of 2018.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Customers are invoiced for product purchases or services rendered when we have an unconditional right to consideration under the associated contract. The consideration we are entitled to invoice may be either fixed, variable or a combination of both.  Examples of fixed consideration would be fixed payments from customers under take-or-pay arrangements, storage capacity reservation agreements and firm transportation contracts. Variable consideration represents payments from customers that are based on factors that fluctuate (or vary) based on volumes, prices or both. Examples of variable consideration include interruptible transportation agreements, market-indexed product sales contracts and the value of NGLs we retain under natural gas processing agreements.  The terms of our billings are typical of the industry for the products we sell.

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

Impact of ASU 2016-18 on Restricted Cash Disclosures
We adopted Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the fourth quarter of 2017 and applied this ASU retrospectively to the periods presented in our Unaudited Condensed Statements of Consolidated Cash Flows.  As a result, the decrease in restricted cash of $319.1 million was excluded from net cash used in investing activities for the six months ended June 30, 2017.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$57.9	$5.1
Restricted cash	283.6	65.2
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$341.5	$70.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  The balance of restricted cash at June 30, 2018 consisted of initial margin requirements of $51.4 million and variation margin requirements of $232.2 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  See Note 14 for information regarding our derivative instruments and hedging activities.

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

Our minimum payment obligations under operating leases with terms in excess of one year totaled $430.0 million at June 30, 2018 (undiscounted). Upon adoption, we expect to recognize a ROU asset and a corresponding lease liability based on the present value of such obligations.  Based on current estimates, we expect that the total of ROU assets we would recognize under ASC 842 will account for less than 1% of total consolidated assets. Likewise, the corresponding lease liabilities would account for less than 1% of total consolidated liabilities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	June 30, 2018	December 31, 2017
NGLs	$1,120.2	$917.4
Petrochemicals and refined products	189.0	161.5
Crude oil	410.0	516.3
Natural gas	10.4	14.6
Total	$1,729.6	$1,609.8

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales (1)	$6,391.9	$4,731.1	$13,532.3	$10,066.8
Lower of cost or net realizable value adjustments recognized within cost of sales	0.7	2.6	2.6	6.0

(1)   Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	June 30, 2018	December 31, 2017
Plants, pipelines and facilities (1)	3-45 (5)	$41,446.7	$37,132.2
Underground and other storage facilities (2)	5-40 (6)	3,508.6	3,460.9
Transportation equipment (3)	3-10	185.6	177.1
Marine vessels (4)	15-30	807.5	803.8
Land		360.3	273.1
Construction in progress		2,345.2	4,698.1
Total		48,653.9	46,545.2
Less accumulated depreciation		11,599.4	10,924.8
Property, plant and equipment, net		$37,054.5	$35,620.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2018, we acquired the remaining 50% member interest of our Delaware Processing joint venture, which resulted in the consolidation of approximately $200 million of property, plant and equipment.  See Note 11 for information regarding this recent acquisition.

In April 2018, we acquired 65-acres of waterfront property on the Houston Ship Channel for approximately $85.2 million, all of which was recorded as land.  The purchase price consisted of $55.2 million in cash with the balance funded through 1,223,242 newly-issued Enterprise common units.  The land is located immediately to the east of our Enterprise Hydrocarbons Terminal (“EHT”) and is expected to facilitate future expansion projects at EHT.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation expense (1)	$361.0	$321.1	$692.8	$638.6
Capitalized interest (2)	27.1	44.5	85.3	84.1

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

Asset Retirement Obligations
Property, plant and equipment at June 30, 2018 and December 31, 2017 includes $50.1 million and $39.9 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since January 1, 2018:

ARO liability balance, January 1, 2018	$86.7
Liabilities incurred	0.5
Liabilities settled	(1.5)
Revisions in estimated cash flows	11.7
Accretion expense	2.9
ARO liability balance, June 30, 2018	$100.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	Ownership Interest at June 30, 2018	June 30, 2018	December 31, 2017
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$25.0	$25.7
K/D/S Promix, L.L.C.	50%	30.9	30.9
Baton Rouge Fractionators LLC	32.2%	16.5	17.0
Skelly-Belvieu Pipeline Company, L.L.C.	50%	36.6	37.0
Texas Express Pipeline LLC	35%	322.3	314.4
Texas Express Gathering LLC	45%	35.4	35.9
Front Range Pipeline LLC	33.3%	163.8	165.7
Delaware Basin Gas Processing LLC	100%	--	107.3
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC	50%	1,377.6	1,378.9
Eagle Ford Pipeline LLC	50%	388.1	385.2
Eagle Ford Terminals Corpus Christi LLC	50%	100.0	75.1
Natural Gas Pipelines & Services:
White River Hub, LLC	50%	20.4	20.8
Old Ocean Pipeline, LLC	50%	0.6	--
Petrochemical & Refined Products Services:
Centennial Pipeline LLC	50%	60.4	60.8
Other	Various	3.9	4.7
Total investments in unconsolidated affiliates		$2,581.5	$2,659.4

In March 2018, we acquired the remaining 50% membership interest in our Delaware Processing joint venture.  See Note 11 for information regarding this recent acquisition.

In May 2018, we and Energy Transfer Partners, L.P. (“Energy Transfer” or “ETP”) formed Old Ocean Pipeline, LLC to facilitate the resumption of full service on the Old Ocean natural gas pipeline owned by Energy Transfer.  The 24-inch diameter Old Ocean Pipeline originates in Maypearl, Texas in Ellis County and extends south approximately 240 miles to Sweeny, Texas in Brazoria County.  Energy Transfer serves as operator of the pipeline.

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NGL Pipelines & Services	$39.4	$19.0	$58.8	$34.5
Crude Oil Pipelines & Services	83.5	89.2	181.4	170.4
Natural Gas Pipelines & Services	1.6	0.9	2.6	1.9
Petrochemical & Refined Products Services	(2.2)	(2.1)	(4.8)	(5.0)
Total	$122.3	$107.0	$238.0	$201.8

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100 percent basis):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income Statement Data:
Revenues	$461.3	$371.9	$857.3	$715.1
Operating income	288.1	229.8	531.8	433.5
Net income	286.4	237.6	528.7	440.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2018			December 31, 2017
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$457.3	$(194.8)	$262.5	$447.4	$(187.5)	$259.9
Contract-based intangibles	363.4	(227.5)	135.9	280.8	(218.4)	62.4
Segment total	820.7	(422.3)	398.4	728.2	(405.9)	322.3
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(151.0)	2,052.5	2,203.5	(127.0)	2,076.5
Contract-based intangibles	281.0	(193.6)	87.4	281.0	(171.0)	110.0
Segment total	2,484.5	(344.6)	2,139.9	2,484.5	(298.0)	2,186.5
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(432.1)	918.2	1,350.3	(417.1)	933.2
Contract-based intangibles	464.7	(383.8)	80.9	464.7	(379.5)	85.2
Segment total	1,815.0	(815.9)	999.1	1,815.0	(796.6)	1,018.4
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(48.8)	132.6	181.4	(45.9)	135.5
Contract-based intangibles	46.0	(19.9)	26.1	46.0	(18.4)	27.6
Segment total	227.4	(68.7)	158.7	227.4	(64.3)	163.1
Total intangible assets	$5,347.6	$(1,651.5)	$3,696.1	$5,255.1	$(1,564.8)	$3,690.3

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NGL Pipelines & Services	$9.3	$7.3	$16.4	$14.6
Crude Oil Pipelines & Services	22.6	22.3	46.6	45.4
Natural Gas Pipelines & Services	9.6	8.8	19.3	17.0
Petrochemical & Refined Products Services	2.1	2.3	4.4	4.7
Total	$43.6	$40.7	$86.7	$81.7

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2018	2019	2020	2021	2022
$75.8	$151.7	$140.7	$148.4	$144.6

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2017 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2018	December 31, 2017
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,970.0	$1,755.7
Senior Notes V, 6.65% fixed-rate, repaid April 2018	--	349.7
Senior Notes OO, 1.65% fixed-rate, repaid May 2018	--	750.0
364-Day Revolving Credit Agreement, variable-rate, due September 2018	--	--
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	--
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2022	--	--
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	--
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, repaid April 2018	--	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	22,720.0	21,605.7
EPO Junior Subordinated Notes A, variable-rate, due August 2066 (1)	521.1	521.1
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (2)	256.4	256.4
EPO Junior Subordinated Notes B, fixed/variable-rate, redeemed March 2018	--	682.7
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (3)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (4)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (5)	700.0	--
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	25,911.7	24,780.1
Other, non-principal amounts	(222.8)	(211.4)
Less current maturities of debt	(2,668.7)	(2,855.0)
Total long-term debt	$23,020.2	$21,713.7

(1)   Variable rate is reset quarterly and based on 3-month LIBOR plus 3.708%.
(2)   Variable rate is reset quarterly and based on 3-month LIBOR plus 2.778%.
(3)   Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(4)   Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(5)   Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the six months ended June 30, 2018:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	1.50% to 2.50%	2.14%
Multi-Year Revolving Credit Facility	2.58% to 4.75%	3.31%
EPO Junior Subordinated Notes A	5.08% to 6.07%	5.61%
EPO Junior Subordinated Notes C	4.26% to 5.08%	4.66%

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at June 30, 2018 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Commercial Paper Notes	$1,970.0	$1,970.0	$--	$--	$--	$--	$--
Senior Notes	20,750.0	--	1,500.0	1,500.0	1,325.0	650.0	15,775.0
Junior Subordinated Notes	3,191.7	--	--	--	--	--	3,191.7
Total	$25,911.7	$1,970.0	$1,500.0	$1,500.0	$1,325.0	$650.0	$18,966.7

Parent-Subsidiary Guarantor Relationships
Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

Increase in Amount Authorized under Commercial Paper Program
In June 2018, EPO increased the aggregate principal amount of short-term notes that it could issue (and have outstanding at any time) under its commercial paper program from $2.5 billion to $3.0 billion.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by Enterprise Products Partners L.P.

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

Redemption of Junior Subordinated Notes B
In March 2018, EPO redeemed all of the $682.7 million outstanding aggregate principal amount of its Junior Subordinated Notes B at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2018.

Letters of Credit
At June 30, 2018, EPO had $86.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

Note 8.  Equity and Distributions

Partners’ Equity
The following table summarizes changes in the number of our limited partner common units outstanding from January 1, 2018 to June 30, 2018:

Number of common units outstanding at January 1, 2018	2,161,089,479
Common units issued in connection with DRIP and EUPP	9,877,090
Common units issued in connection with the vesting of phantom unit awards	3,285,976
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(984,605)
Common units issued in connection with employee compensation	1,443,586
Common units issued in connection with land acquisition (see Note 4)	1,223,242
Other	16,360
Number of common units outstanding at June 30, 2018	2,175,951,128

The net cash proceeds we received from the issuance of common units during the six months ended June 30, 2018 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general company purposes.

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

During the six months ended June 30, 2018, we did not issue any common units under the ATM program.  During the six months ended June 30, 2017, we issued 20,857,006 common units under this program for aggregate gross cash proceeds of $577.3 million, resulting in total net cash proceeds of $571.8 million.

After taking into account the aggregate sales price of common units sold under the ATM program in periods prior to fiscal 2018, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $2.54 billion.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We issued a total of 9,608,839 common units under our DRIP during the six months ended June 30, 2018, which generated net cash proceeds of $253.7 million.  Privately held affiliates of EPCO reinvested $100 million through the DRIP during the six months ended June 30, 2018 (this amount being a component of the net cash proceeds presented).  During the six months ended June 30, 2017, we issued 6,802,889 common units under our DRIP, which generated net cash proceeds of $178.9 million.  After taking into account the number of common units issued under the DRIP through June 30, 2018, we have the capacity to issue an additional 71,108,301 common units under this plan.

Privately held affiliates of EPCO reinvested an additional $106 million through the DRIP in connection with the distribution paid in August 2018.

Employee unit purchase plan.  In addition to the DRIP, we have registration statements on file with the SEC in connection with our employee unit purchase plan (“EUPP”).  We issued 268,251 common units under our EUPP during the six months ended June 30, 2018, which generated net cash proceeds of $7.3 million.  During the six months ended June 30, 2017, we issued 232,792 common units under our EUPP, which generated net cash proceeds of $6.4 million.  After taking into account the number of common units issued under the EUPP through June 30, 2018, we may issue an additional 5,492,560 common units under this plan.

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

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, January 1, 2018	$(10.1)	$(165.1)	$3.5	$(171.7)
Other comprehensive income (loss) before reclassifications	(10.2)	14.6	(0.5)	3.9
Amounts reclassified from accumulated other comprehensive loss	24.7	19.9	--	44.6
Total other comprehensive income (loss)	14.5	34.5	(0.5)	48.5
Balance, June 30, 2018	$4.4	$(130.6)	$3.0	$(123.2)

	Gains (Losses) on Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Balance, January 1, 2017	$(83.8)	$(199.8)	$3.6	$(280.0)
Other comprehensive income (loss) before reclassifications	175.2	(4.5)	(0.1)	170.6
Amounts reclassified from accumulated other comprehensive loss (income)	(38.9)	19.6	--	(19.3)
Total other comprehensive income (loss)	136.3	15.1	(0.1)	151.3
Balance, June 30, 2017	$52.5	$(184.7)	$3.5	$(128.7)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications out of accumulated other comprehensive loss (income) into net income during the periods indicated:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2018	2017	2018	2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$9.4	$10.0	$19.9	$19.6
Commodity derivatives	Revenue	39.4	(46.0)	25.4	(38.5)
Commodity derivatives	Operating costs and expenses	(0.2)	--	(0.7)	(0.4)
Total		$48.6	$(36.0)	$44.6	$(19.3)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions
The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2017
1st Quarter	$0.4150	4/28/2017	5/8/2017
2nd Quarter	$0.4200	7/31/2017	8/7/2017
2018
1st Quarter	$0.4275	4/30/2018	5/8/2018
2nd Quarter	$0.4300	7/31/2018	8/8/2018

The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payment.  Management currently expects to recommend to the Board the following additional quarterly cash distributions through the end of 2018 (with respect to each quarter presented): $0.4325, third quarter of 2018; and $0.4350, fourth quarter of 2018.

Noncontrolling Interests
In June 2018, pursuant to an option agreement, an affiliate of Western Gas Partners, LP (“Western”) acquired a noncontrolling 20% equity interest in our subsidiary, Whitethorn Pipeline Company LLC (“Whitethorn”), for approximately $189.6 million in cash.  Whitethorn owns the Midland-to-ECHO pipeline, which originates at our Midland, Texas terminal and extends 416 miles to our Sealy, Texas facility. This amount is a component of contributions from noncontrolling interests as presented on our Unaudited Condensed Statement of Consolidated Cash Flows for the six months ended June 30, 2018.

In January 2018, we announced a project to construct, own and operate an ethylene export facility, the location of which was subsequently determined to be at our Morgan’s Point facility on the Houston Ship Channel. Navigator Ethylene Terminals LLC holds a noncontrolling 50% equity interest in our consolidated subsidiary, Enterprise Navigator Ethylene Terminal LLC, that owns the export facility, which is expected to be completed in the fourth quarter of 2019.

Other
In May 2018, Apache Corporation (“Apache”) executed a long-term supply agreement with us whereby Apache would sell all of its NGL production from the Alpine High discovery to Enterprise.  Alpine High is a major hydrocarbon resource located in the Delaware Basin that encompasses rich natural gas (i.e., gas that has a high NGL content), dry natural gas and oil-bearing horizons.  In conjunction with the long-term NGL supply agreement, we granted Apache an option to acquire up to a 33% equity interest in our subsidiary that owns the Shin Oak NGL Pipeline, which is currently under construction and expected to be placed into service during the first quarter of 2019.  The option is exercisable once the pipeline is placed into commercial service.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018 (1)	2017 (2)	2018 (1)	2017 (2)
NGL Pipelines & Services:
Sales of NGLs and related products	$2,610.9	$2,158.0	$5,426.3	$5,045.2
Midstream services	662.8	462.6	1,260.7	921.2
Total	3,273.7	2,620.6	6,687.0	5,966.4
Crude Oil Pipelines & Services:
Sales of crude oil	2,532.2	1,705.1	5,873.9	3,323.7
Midstream services	249.0	194.5	478.2	383.1
Total	2,781.2	1,899.6	6,352.1	3,706.8
Natural Gas Pipelines & Services:
Sales of natural gas	532.5	560.6	1,092.5	1,104.6
Midstream services	260.3	225.6	505.1	442.8
Total	792.8	786.2	1,597.6	1,547.4
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,413.4	1,114.1	2,702.7	2,325.2
Midstream services	206.4	187.1	426.6	382.2
Total	1,619.8	1,301.2	3,129.3	2,707.4
Total consolidated revenues	$8,467.5	$6,607.6	$17,766.0	$13,928.0

(1) Revenues are accounted for under ASC 606 upon implementation at January 1, 2018. (2) Revenues are accounted for under ASC 605 for historical periods prior to January 1, 2018.

Substantially all of our revenues are derived from contracts with customers as defined within ASC 606.  In total, product sales and midstream services accounted for 84% and 16%, respectively, of our consolidated revenues for the three months ended June 30, 2018 and 2017.  During the six months ended June 30, 2018 and 2017, product sales and midstream services accounted for 85% and 15%, respectively, of our consolidated revenues.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The additional service revenue recognized for the non-cash consideration increased our total revenues by approximately 2% for the six months ended June 30, 2018 when compared to the amount of revenues we would have recognized under ASC 605 for the quarter.  Given the rapid turnover of our inventories of NGL products each month, we do not expect a significant change in our gross operating margin from natural gas processing and related NGL marketing activities as a result of the changes required by ASC 606.

Unbilled Revenue and Deferred Revenue
The following table provides information regarding our contract assets and contract liabilities as of June 30, 2018:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$126.9
Unbilled revenue (noncurrent)	Other assets	--
Total		$126.9

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$83.8
Deferred revenue (noncurrent)	Other long-term liabilities	158.4
Total		$242.2

The following table presents significant changes in our unbilled revenue and deferred revenue balances during the six months ended June 30, 2018:

	Unbilled Revenue	Deferred Revenue
Balance at January 1, 2018 (upon adoption of ASC 606)	$--	$224.7
Amount included in opening balance transferred to other accounts during period (1)	--	(72.8)
Amount recorded during period	136.4	201.1
Amounts recorded during period transferred to other accounts (1)	(11.7)	(110.8)
Amount recorded in connection with business combination	2.2	--
Balance at June 30, 2018	$126.9	$242.2

(1)   Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer. Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.

Remaining Performance Obligations
The following table presents estimated fixed consideration from contracts with customers that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of June 30, 2018.  For a significant portion of our revenue, we bill customers a contractual rate for the services provided multiplied by the amount of volume handled in a given period.  We have the right to invoice the customer in the amount that corresponds directly with the value of our performance completed to date.  Therefore, we are not required to disclose information about the variable consideration of remaining performance obligations as we recognize revenue equal to the amount that we have the right to invoice.

Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
$1,643.8	$3,168.7	$2,796.0	$2,253.0	$1,792.6	$7,584.3	$19,238.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact of Change in Accounting Policy – ASC 606 Transition Disclosures
The following information and tables are provided to summarize the material impacts of adopting ASC 606 on our consolidated financial statements for the three and six months ended June 30, 2018.

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

Unaudited Condensed Consolidated Balance Sheet Information as of June 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Assets
Accounts receivable – trade, net	$4,445.2	$(126.9)	$4,318.3
Prepaid and other current assets	$319.2	$126.9	$446.1
Property, plant and equipment, net	$37,028.3	$26.2	$37,054.5
Other assets	$231.5	$--	$231.5
Liabilities and Equity
Other long-term liabilities	$661.0	$21.4	$682.4
Partners' equity	$22,666.8	$4.8	$22,671.6

The impact of adoption of ASC 606 was the reclassification of unbilled revenue amounts of $126.9 million from accounts receivable to other current assets.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Operations Information
   for the Three Months Ended June 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Revenues	$8,304.1	$163.4	$8,467.5
Costs and expenses:
Operating costs and expenses:	$7,390.2	$161.8	$7,552.0

Unaudited Condensed Consolidated Statement of Operations Information
   for the Six Months Ended June 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Revenues	$17,485.6	$280.4	$17,766.0
Costs and expenses:
Operating costs and expenses:	$15,499.1	$275.6	$15,774.7

The impact of adopting ASC 606 on revenues for the three and six months ended June 30, 2018 includes the recognition of $161.8 million and $275.6 million, respectively, of revenues from non-cash consideration (i.e., equity NGLs) earned when providing natural gas processing services and $1.6 million and $4.8 million, respectively, recognized in connection with CIACs.   Operating costs and expenses for the three and six months ended June 30, 2018 includes $161.8 million and $275.6 million, respectively, attributable to cost of sales recognized when the equity NGL products are sold and delivered to customers.

Unaudited Condensed Consolidated Statement of Cash Flows Information
   for the Six Months Ended June 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Operating activities:
Net income	$1,593.9	$4.8	$1,598.7
Net effect of changes in operating accounts	$(249.9)	$21.4	$(228.5)
Investing activities:
Contributions in aid of construction costs	$26.2	$(26.2)	$--

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating income	$986.4	$938.7	$2,124.9	$1,970.3
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	425.3	379.2	819.6	755.4
Add asset impairment and related charges in operating costs and expenses	15.9	14.0	16.8	25.2
Add net losses or subtract net gains attributable to asset sales in operating costs and expenses	(0.9)	0.3	(1.4)	--
Add general and administrative costs	51.4	45.7	104.4	96.1
Adjustments for make-up rights on certain new pipeline projects:
Add non-refundable payments received from shippers attributable to make-up rights (1)	5.6	8.3	8.3	21.6
Subtract the subsequent recognition of revenues attributable to make-up rights (2)	(22.0)	(6.8)	(36.2)	(15.9)
Total segment gross operating margin	$1,461.7	$1,379.4	$3,036.4	$2,852.7

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Gross operating margin by segment:
NGL Pipelines & Services	$913.7	$759.9	$1,798.6	$1,615.9
Crude Oil Pipelines & Services	52.8	236.7	272.8	501.3
Natural Gas Pipelines & Services	213.4	194.4	411.3	365.3
Petrochemical & Refined Products Services	281.8	188.4	553.7	370.2
Total segment gross operating margin	$1,461.7	$1,379.4	$3,036.4	$2,852.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Segment Financial Information
Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended June 30, 2018	$3,268.8	$2,733.8	$789.5	$1,619.8	$--	$8,411.9
Three months ended June 30, 2017	2,617.8	1,895.8	782.9	1,301.2	--	6,597.7
Six months ended June 30, 2018	6,678.4	6,286.5	1,591.5	3,129.3	--	17,685.7
Six months ended June 30, 2017	5,960.8	3,698.4	1,540.7	2,707.4	--	13,907.3
Revenues from related parties:
Three months ended June 30, 2018	4.9	47.4	3.3	--	--	55.6
Three months ended June 30, 2017	2.8	3.8	3.3	--	--	9.9
Six months ended June 30, 2018	8.6	65.6	6.1	--	--	80.3
Six months ended June 30, 2017	5.6	8.4	6.7	--	--	20.7
Intersegment and intrasegment revenues:
Three months ended June 30, 2018	6,004.6	9,978.5	165.0	784.0	(16,932.1)	--
Three months ended June 30, 2017	5,642.1	3,383.7	220.6	389.7	(9,636.1)	--
Six months ended June 30, 2018	12,569.5	21,404.8	335.9	1,397.3	(35,707.5)	--
Six months ended June 30, 2017	14,516.9	6,857.7	415.1	804.4	(22,594.1)	--
Total revenues:
Three months ended June 30, 2018	9,278.3	12,759.7	957.8	2,403.8	(16,932.1)	8,467.5
Three months ended June 30, 2017	8,262.7	5,283.3	1,006.8	1,690.9	(9,636.1)	6,607.6
Six months ended June 30, 2018	19,256.5	27,756.9	1,933.5	4,526.6	(35,707.5)	17,766.0
Six months ended June 30, 2017	20,483.3	10,564.5	1,962.5	3,511.8	(22,594.1)	13,928.0
Equity in income (loss) of unconsolidated affiliates:
Three months ended June 30, 2018	39.4	83.5	1.6	(2.2)	--	122.3
Three months ended June 30, 2017	19.0	89.2	0.9	(2.1)	--	107.0
Six months ended June 30, 2018	58.8	181.4	2.6	(4.8)	--	238.0
Six months ended June 30, 2017	34.5	170.4	1.9	(5.0)	--	201.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At June 30, 2018	$14,716.9	$5,401.3	$8,356.1	$6,235.0	$2,345.2	$37,054.5
At December 31, 2017	13,831.2	5,208.4	8,375.0	3,507.7	4,698.1	35,620.4
Investments in unconsolidated affiliates: (see Note 5)
At June 30, 2018	630.5	1,865.7	21.0	64.3	--	2,581.5
At December 31, 2017	733.9	1,839.2	20.8	65.5	--	2,659.4
Intangible assets, net: (see Note 6)
At June 30, 2018	398.4	2,139.9	999.1	158.7	--	3,696.1
At December 31, 2017	322.3	2,186.5	1,018.4	163.1	--	3,690.3
Goodwill: (see Note 6)
At June 30, 2018	2,651.7	1,841.0	296.3	956.2	--	5,745.2
At December 31, 2017	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Segment assets:
At June 30, 2018	18,397.5	11,247.9	9,672.5	7,414.2	2,345.2	49,077.3
At December 31, 2017	17,539.1	11,075.1	9,710.5	4,692.5	4,698.1	47,715.3

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

Other Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated revenues:
NGL Pipelines & Services	$3,273.7	$2,620.6	$6,687.0	$5,966.4
Crude Oil Pipelines & Services	2,781.2	1,899.6	6,352.1	3,706.8
Natural Gas Pipelines & Services	792.8	786.2	1,597.6	1,547.4
Petrochemical & Refined Products Services	1,619.8	1,301.2	3,129.3	2,707.4
Total consolidated revenues	$8,467.5	$6,607.6	$17,766.0	$13,928.0

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$6,391.9	$4,731.1	$13,532.3	$10,066.8
Other operating costs and expenses (1)	719.8	605.6	1,407.4	1,216.0
Depreciation, amortization and accretion	425.3	379.2	819.6	755.4
Asset impairment and related charges	15.9	14.0	16.8	25.2
Net losses (gains) attributable to asset sales	(0.9)	0.3	(1.4)	--
General and administrative costs	51.4	45.7	104.4	96.1
Total consolidated costs and expenses	$7,603.4	$5,775.9	$15,879.1	$12,159.5

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

Note 11.   Business Combinations

On March 29, 2018, we acquired the remaining 50% member interest in our Delaware Processing joint venture for $150.6 million in cash, net of $3.9 million of cash held by the former joint venture.  As a result, Delaware Processing is now our wholly-owned consolidated subsidiary.  Delaware Processing owns a cryogenic natural gas processing facility having a capacity of 150 million cubic feet per day.  The facility is located in Reeves County, Texas and entered service in August 2016.  The acquired business serves growing production of NGL-rich natural gas from the Delaware Basin in West Texas and southern New Mexico.

The following table presents the final fair value allocation of assets acquired and liabilities assumed in the acquisition at March 29, 2018.

Purchase price for remaining 50% equity interest in Delaware Processing	$154.5
Fair value of our 50% equity interest in Delaware Processing held before the acquisition	146.4
Total	300.9
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired in business combination:
Current assets, including cash of $3.9 million	$10.8
Property, plant and equipment	200.0
Contract-based intangible assets	82.6
Customer relationship intangible assets	9.9
Total assets acquired	$303.3
Liabilities assumed in business combination:
Current liabilities	$(1.8)
Long-term liabilities	(0.6)
Total liabilities assumed	$(2.4)
Total identifiable net assets	$300.9
Goodwill	$--

Prior to this acquisition, we accounted for our investment using the equity method.  On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to Enterprise Products Partners L.P. and earnings per unit amounts for the three and six months ended June 30, 2018 and 2017 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2017 rather than March 29, 2018.

At March 29, 2018, our 50% equity investment in Delaware Processing was $107.0 million.  Upon acquisition of the remaining 50% member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a non-cash $39.4 million gain, which is presented within Other Income on our Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.

The results for this business will continue to be reported under the NGL Pipelines & Services business segment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$673.8	$653.7	$1,574.5	$1,414.4
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(4.6)	(4.0)	(9.3)	(8.0)
Net income available to common unitholders	$669.2	$649.7	$1,565.2	$1,406.4

Basic weighted-average number of common units outstanding	2,174.6	2,144.7	2,170.7	2,135.5

Basic earnings per unit	$0.31	$0.30	$0.72	$0.66

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$673.8	$653.7	$1,574.5	$1,414.4

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,174.6	2,144.7	2,170.7	2,135.5
Phantom units (1)	10.8	9.6	10.6	9.2
Total	2,185.4	2,154.3	2,181.3	2,144.7

Diluted earnings per unit	$0.31	$0.30	$0.72	$0.66

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

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Equity-classified awards:
Phantom unit awards	$25.9	$23.5	$50.5	$46.3
Restricted common unit awards	--	--	--	0.5
Profits interest awards	1.0	1.6	2.6	3.1
Liability-classified awards	0.1	--	0.2	0.2
Total	$27.0	$25.1	$53.3	$50.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2018, all of the outstanding phantom unit awards were granted under the 2008 Plan.  The maximum number of common units authorized for issuance under the 2008 Plan was 45,000,000 at June 30, 2018.  This amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2019 and will continue to automatically increase annually on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 2008 Plan through June 30, 2018, a total of 18,864,940 additional common units were available for issuance under this plan.

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

At June 30, 2018, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at January 1, 2018	9,289,501	$27.65
Granted (2)	4,967,681	$26.81
Vested	(3,285,976)	$28.58
Forfeited	(216,897)	$26.92
Phantom unit awards at June 30, 2018	10,754,309	$26.99

(1)   Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)   The aggregate grant date fair value of phantom unit awards issued during 2018 was $133.2 million based on a grant date market price of our common units ranging from $25.40 to $28.18 per unit. An estimated annual forfeiture rate of 3.2% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Cash payments made in connection with DERs	$4.7	$4.0	$8.6	$7.2
Total intrinsic value of phantom unit awards that vested during period	3.1	3.1	85.1	66.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $158.8 million at June 30, 2018, of which our share of the cost is currently estimated to be $134.2 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.2 years.

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

The following table summarizes key elements of each Employee Partnership as of June 30, 2018:

Employee Partnership	Enterprise Common Units contributed to Employee Partnership by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return (2)	Expected Vesting/ Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052	$63.7 million	$0.39	Feb. 2020	$13.0 million	$5.9 million
PubCo II	2,834,198	$66.3 million	$0.39	Feb. 2021	$14.7 million	$8.3 million
PubCo III	105,000	$2.5 million	$0.39	Apr. 2020	$0.5 million	$0.3 million
PrivCo I	1,111,438	$26.0 million	$0.39	Feb. 2021	$5.8 million	$0.7 million

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
(4)   Represents our expected share of the unrecognized compensation cost at June 30, 2018. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 1.6 years, 2.6 years, 1.8 years and 2.6 years, respectively.

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	0.9% to 2.5%	6.2% to 7.0%	20% to 40%
PubCo II	5.0 years	1.1% to 2.7%	6.1% to 7.0%	27% to 40%
PubCo III	4.0 years	1.0% to 2.2%	6.1% to 6.8%	27% to 40%
PrivCo I	5.0 years	1.2% to 1.6%	6.1% to 6.7%	28% to 40%

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

The following table summarizes our portfolio of forward starting swaps at June 30, 2018:

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

In January 2018, we sold swaptions related to our interest rate hedging activities that resulted in the recognition of $7.2 million of cash gains that were reflected as a reduction in interest expense for the first quarter of 2018.  Likewise, in April 2018, we sold swaptions related to our interest rate hedging activities that resulted in the recognition of $11.8 million of cash gains that were reflected as a reduction in interest expense for the second quarter of 2018.  The January 2018 swaptions expired in March 2018 and the April 2018 swaptions expired in June 2018.

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

At June 30, 2018, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2018 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	16.2	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (million barrels (“MMBbls”))	0.9	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	0.9	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	49.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	64.1	n/a	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Refined products marketing:
Forecasted purchase of refined products (MMBbls)	0.9	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.2	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.1	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	9.1	4.1	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	9.9	4.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	92.5	2.9	Mark-to-market
Refined products risk management activities (MMBbls) (4)	1.4	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	68.5	29.0	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, November 2018 and December 2020, respectively.
(3)   Current and long-term volumes include 45.8 Bcf and 0.8 Bcf, respectively, of physical derivative instruments that are predominantly priced at a market-based index plus a premium or minus a discount related to location differences.
(4)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $42.8 million and $84.0 million at June 30, 2018 and December 31, 2017, respectively.  These amounts, which are presented in “Inventories” on our Unaudited Condensed Consolidated Balance Sheets, are inclusive of cumulative fair value hedging adjustments of $1.4 million and $7.0 million at June 30, 2018 and December 31, 2017, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$13.0	Current assets	$--	Current liabilities	$--	Current liabilities	$1.5
Interest rate derivatives	Other assets	--	Other assets	0.1	Other liabilities	--	Other liabilities	0.2
Total interest rate derivatives		13.0		0.1		--		1.7
Commodity derivatives	Current assets	142.7	Current assets	109.5	Current liabilities	141.1	Current liabilities	104.4
Commodity derivatives	Other assets	39.3	Other assets	6.4	Other liabilities	39.2	Other liabilities	6.8
Total commodity derivatives		182.0		115.9		180.3		111.2
Total derivatives designated as hedging instruments		$195.0		$116.0		$180.3		$112.9

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$9.4	Current assets	$43.9	Current liabilities	$255.8	Current liabilities	$62.3
Commodity derivatives	Other assets	0.2	Other assets	1.9	Other liabilities	23.3	Other liabilities	3.4
Total commodity derivatives		$9.6		$45.8		$279.1		$65.7

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2018:
Interest rate derivatives	$13.0	$--	$13.0	$--	$--	$--	$13.0
Commodity derivatives	191.6	--	191.6	(185.6)	--	--	6.0
As of December 31, 2017:
Interest rate derivatives	$0.1	$--	$0.1	$(0.1)	$--	$--	$--
Commodity derivatives	161.7	--	161.7	(157.8)	--	--	3.9

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2018:
Commodity derivatives	$459.4	$--	$459.4	$(185.6)	$--	$(272.9)	$0.9
As of December 31, 2017:
Interest rate derivatives	$1.7	$--	$1.7	$(0.1)	$--	$--	$1.6
Commodity derivatives	176.9	--	176.9	(157.8)	--	(17.3)	1.8

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate derivatives	Interest expense	$0.6	$0.4	$1.3	$(0.5)
Commodity derivatives	Revenue	4.8	18.8	4.6	37.6
Total		$5.4	$19.2	$5.9	$37.1

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate derivatives	Interest expense	$(0.6)	$(0.3)	$(1.4)	$0.6
Commodity derivatives	Revenue	(4.9)	(16.3)	(1.8)	(28.7)
Total		$(5.5)	$(16.6)	$(3.2)	$(28.1)

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate derivatives	$3.5	$(6.9)	$14.6	$(4.5)
Commodity derivatives – Revenue (1)	(14.2)	31.4	(11.2)	179.0
Commodity derivatives – Operating costs and expenses (1)	0.6	(1.0)	1.0	(3.8)
Total	$(10.1)	$23.5	$4.4	$170.7

(1)   The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate derivatives	Interest expense	$(9.4)	$(10.0)	$(19.9)	$(19.6)
Commodity derivatives	Revenue	(39.4)	46.0	(25.4)	38.5
Commodity derivatives	Operating costs and expenses	0.2	--	0.7	0.4
Total		$(48.6)	$36.0	$(44.6)	$19.3

Over the next twelve months, we expect to reclassify $37.0 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $4.3 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $4.4 million as an increase in revenue and $0.1 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Commodity derivatives	Revenue	$(406.3)	$18.7	$(559.8)	$34.4
Commodity derivatives	Operating costs and expenses	--	(0.8)	(1.5)	3.7
Total		$(406.3)	$17.9	$(561.3)	$38.1

The $561.3 million loss recognized during the 2018 earnings from derivatives not designated as hedging instruments reflects $106.9 million of realized losses on such instruments.  It does not reflect the $8.1 million of unrealized losses from fair value hedges.  In the aggregate, our unrealized mark-to-market losses for the six months ended June 30, 2018 were $462.5 million inclusive of all derivative instrument types.   The following table summarizes the impact of net unrealized, mark-to-market losses on our gross operating margin by segment for the six months ended June 30, 2018:

Unrealized mark-to-market gains (losses) by segment:
NGL Pipelines & Services	$7.8
Crude Oil Pipelines & Services	(467.5)
Natural Gas Pipelines & Services	(2.5)
Petrochemical & Refined Products Services	(0.3)
Total	$(462.5)

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

	June 30, 2018 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$13.0	$--	$13.0
Commodity derivatives:
Value before application of CME Rule 814	92.9	224.0	4.8	321.7
Impact of CME Rule 814 change	(6.9)	(123.2)	--	(130.1)
Total commodity derivatives	86.0	100.8	4.8	191.6
Total financial assets	$86.0	$113.8	$4.8	$204.6

Financial liabilities:
Liquidity Option Agreement	$--	$--	$350.3	$350.3
Interest rate derivatives	--	--	--	--
Commodity derivatives:
Value before application of CME Rule 814	119.5	729.1	3.5	852.1
Impact of CME Rule 814 change	(34.3)	(358.4)	--	(392.7)
Total commodity derivatives	85.2	370.7	3.5	459.4
Total financial liabilities	$85.2	$370.7	$353.8	$809.7

	December 31, 2017 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$0.1	$--	$0.1
Commodity derivatives:
Value before application of CME Rule 814	47.1	184.9	2.9	234.9
Impact of CME Rule 814 change	(47.1)	(26.1)	--	(73.2)
Total commodity derivatives	--	158.8	2.9	161.7
Total financial assets	$--	$158.9	$2.9	$161.8

Financial liabilities:
Liquidity Option Agreement	$--	$--	$333.9	$333.9
Interest rate derivatives	--	1.7	--	1.7
Commodity derivatives:
Value before application of CME Rule 814	118.4	270.6	1.7	390.7
Impact of CME Rule 814 change	(118.4)	(95.4)	--	(213.8)
Total commodity derivatives	--	175.2	1.7	176.9
Total financial liabilities	$--	$176.9	$335.6	$512.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our Level 3 financial liabilities at June 30, 2018 and December 31, 2017 primarily reflect the fair value assigned to the Liquidity Option Agreement (see Note 16) at each measurement date.  The carrying value of the Liquidity Option Agreement (a long-term liability) was $350.3 million and $333.9 million at June 30, 2018 and December 31, 2017, respectively.

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Six Months Ended June 30,
	Location	2018	2017
Financial liability balance, net, January 1		$(332.7)	$(268.2)
Total gains (losses) included in:
Net income (1)	Revenue	(0.5)	0.7
Net income	Other expense, net	(7.5)	(5.5)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	--	--
Settlements (1)	Revenue	(1.2)	(1.4)
Transfers out of Level 3		--	--
Financial liability balance, net, March 31		(341.9)	(274.4)
Total gains (losses) included in:
Net income (1)	Revenue	1.3	0.1
Net income	Other expense, net	(8.9)	(18.6)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	--	0.1
Settlements (1)	Revenue	0.5	(0.7)
Transfers out of Level 3		--	--
Financial liability balance, net, June 30		$(349.0)	$(293.5)

(1)   There were unrealized gains of $1.8 million and $0.1 million included in these amounts for the three and six months ended June 30, 2018, respectively. There were unrealized losses of $0.6 million and $1.3 million included in these amounts for the three and six months ended June 30, 2017, respectively.

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at June 30, 2018:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$4.8	$3.5	Discounted cash flow	Forward commodity prices	$65.01-$76.84/barrel
Total	$4.8	$3.5

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at June 30, 2018.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

Nonrecurring Fair Value Measurements
The following table summarizes our non-cash asset impairment charges for long-lived assets by segment during each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NGL Pipelines & Services	$12.4	$2.8	$12.4	$3.0
Crude Oil Pipelines & Services	0.1	0.6	0.3	0.6
Natural Gas Pipelines & Services	1.8	9.7	2.5	9.9
Petrochemical & Refined Products Services	1.5	--	1.5	--
Total	$15.8	$13.1	$16.7	$13.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment charges are primarily a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

Total asset impairment and related charges during the six months ended June 30, 2018 and June 30, 2017 include impairment charges attributable to the write-down of spare parts classified as current assets of $0.1 million and $11.7 million, respectively.

Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $23.61  billion and $23.47 billion at June 30, 2018 and December 31, 2017, respectively.  The aggregate carrying value of these debt obligations was $23.15 billion and $21.48 billion at June 30, 2018 and December 31, 2017, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues – related parties:
Unconsolidated affiliates	$55.6	$9.9	$80.3	$20.7
Costs and expenses – related parties:
EPCO and its privately held affiliates	$260.2	$247.4	$516.9	$490.5
Unconsolidated affiliates	148.0	54.9	241.4	93.1
Total	$408.2	$302.3	$758.3	$583.6

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	June 30, 2018	December 31, 2017
Accounts receivable - related parties:
Unconsolidated affiliates	$2.0	$1.8

Accounts payable - related parties:
EPCO and its privately held affiliates	$57.0	$99.3
Unconsolidated affiliates	28.6	28.0
Total	$85.6	$127.3

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

At June 30, 2018, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
693,530,754	32%

Of the total number of units held by EPCO and its privately held affiliates, 108,222,618 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at June 30, 2018.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the six months ended June 30, 2018 and 2017, we paid EPCO and its privately held affiliates cash distributions totaling $576.3  million and $553.7 million, respectively.

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under our DRIP and ATM program.  During the six months ended June 30, 2018, privately held affiliates of EPCO reinvested $100 million through the DRIP.  See Note 8 for additional information regarding our DRIP.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating costs and expenses	$228.0	$215.9	$451.0	$427.5
General and administrative expenses	28.4	27.1	57.6	53.9
Total costs and expenses	$256.4	$243.0	$508.6	$481.4

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

At June 30, 2018 and December 31, 2017, our accruals for litigation contingencies were $4.5 million and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

ETP Matter.  In connection with a proposed pipeline project, we and ETP signed a non-binding letter of intent in April 2011 that disclaimed any partnership or joint venture related to such project absent executed definitive documents and board approvals of the respective companies.  Definitive agreements were never executed and board approval was never obtained for the potential pipeline project.  In August 2011, the proposed pipeline project was cancelled due to a lack of customer support.

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

On August 31, 2017, ETP filed a motion for rehearing before the Dallas Court of Appeals, which was denied on September 13, 2017. On December 27, 2017, ETP filed its Petition for Review with the Supreme Court of Texas and we filed our Response to the Petition for Review on February 26, 2018.  On June 8, 2018, the Supreme Court of Texas requested that the parties file briefs on the merits, and the parties are drafting their respective submittals.  As of June 30, 2018, we have not recorded a provision for this matter as management continues to believe that payment of damages by us in this case is not probable. We continue to monitor developments involving this matter.

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

Operating Lease Obligations.  Consolidated lease and rental expense was $25.8 million and $25.9 million during the three months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, consolidated lease and rental expense was $51.4 million and $52.1 million, respectively.  Our operating lease commitments at June 30, 2018 did not differ materially from those reported in our 2017 Form 10-K.

Purchase Obligations.  During the first six months of 2018, we entered into long-term product purchase commitments for crude oil with third party suppliers in order to meet future physical delivery obligations on our various systems.  On a combined basis, these agreements increased our estimated long-term purchase obligations by approximately $1.2 billion over the next five years and $1.7 billion overall.  Apart from these new agreements, there have been no other material changes in our consolidated purchase obligations since those reported in our 2017 Form 10-K.

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

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheet, was $350.3 million and $333.9 million at June 30, 2018 and December 31, 2017, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units then held by OTA and reflect any tax planning we believe could be employed. Our valuation estimate for the Liquidity Option at June 30, 2018 is based on several inputs that are not observable in the market (i.e., Level 3 inputs) such as the following:

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

▪
OTA’s ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise’s issuance of equity for general company reasons.  For purposes of the valuation at June 30, 2018, we used ownership interests ranging from 1.8% to 2.5%;

▪	OTA pays an aggregate federal and state income tax rate of 24% on its taxable income; and

▪	A discount rate of 8.0% based on our weighted-average cost of capital at June 30, 2018.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option.  At June 30, 2018, based on these scenarios, we expect that OTA would own approximately 92% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability at June 30, 2018 would have increased by $31.1 million.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Unaudited Condensed Statements of Consolidated Operations.

Note 17.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017
Decrease (increase) in:
Accounts receivable – trade	$18.6	$602.7
Accounts receivable – related parties	(0.2)	(1.9)
Inventories	17.6	234.3
Prepaid and other current assets	(82.4)	213.7
Other assets	(11.9)	(64.2)
Increase (decrease) in:
Accounts payable – trade	112.1	46.6
Accounts payable – related parties	(3.1)	(8.4)
Accrued product payables	30.7	(694.2)
Accrued interest	14.0	(0.8)
Other current liabilities	(306.4)	(252.4)
Other liabilities	(17.5)	6.7
Net effect of changes in operating accounts	$(228.5)	$82.1

We incurred liabilities for construction in progress that had not been paid at June 30, 2018 and December 31, 2017 of $359.0 million and $373.0 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Capital expenditures for the six months ended June 30, 2017 reflect the receipt of $29.6 million of CIACs from third parties.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
June 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$283.8	$81.7	$(24.0)	$341.5	$--	$--	$341.5
Accounts receivable – trade, net	1,322.5	2,996.5	(0.7)	4,318.3	--	--	4,318.3
Accounts receivable – related parties	92.0	991.0	(1,073.5)	9.5	--	(7.5)	2.0
Inventories	1,270.7	459.5	(0.6)	1,729.6	--	--	1,729.6
Derivative assets	110.6	54.5	--	165.1	--	--	165.1
Prepaid and other current assets	200.2	276.1	(30.8)	445.5	0.5	0.1	446.1
Total current assets	3,279.8	4,859.3	(1,129.6)	7,009.5	0.5	(7.4)	7,002.6
Property, plant and equipment, net	5,955.0	31,098.1	1.4	37,054.5	--	--	37,054.5
Investments in unconsolidated affiliates	42,054.9	4,080.7	(43,554.1)	2,581.5	23,028.0	(23,028.0)	2,581.5
Intangible assets, net	667.1	3,042.6	(13.6)	3,696.1	--	--	3,696.1
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	292.0	160.7	(222.1)	230.6	0.9	--	231.5
Total assets	$52,708.3	$48,527.1	$(44,918.0)	$56,317.4	$23,029.4	$(23,035.4)	$56,311.4

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,668.6	$0.1	$--	$2,668.7	$--	$--	$2,668.7
Accounts payable – trade	355.7	561.4	(24.0)	893.1	--	--	893.1
Accounts payable – related parties	1,083.0	90.0	(1,087.4)	85.6	7.5	(7.5)	85.6
Accrued product payables	2,008.6	2,705.8	(1.8)	4,712.6	--	--	4,712.6
Accrued interest	372.0	0.8	(0.8)	372.0	--	--	372.0
Derivative liabilities	108.3	288.6	--	396.9	--	--	396.9
Other current liabilities	39.7	309.6	(28.9)	320.4	--	--	320.4
Total current liabilities	6,635.9	3,956.3	(1,142.9)	9,449.3	7.5	(7.5)	9,449.3
Long-term debt	23,005.5	14.7	--	23,020.2	--	--	23,020.2
Deferred tax liabilities	10.6	57.0	(0.9)	66.7	--	2.3	69.0
Other long-term liabilities	58.8	495.7	(222.4)	332.1	350.3	--	682.4
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	22,997.5	43,929.6	(43,927.9)	22,999.2	22,671.6	(22,999.2)	22,671.6
Noncontrolling interests	--	73.8	376.1	449.9	--	(31.0)	418.9
Total equity	22,997.5	44,003.4	(43,551.8)	23,449.1	22,671.6	(23,030.2)	23,090.5
Total liabilities and equity	$52,708.3	$48,527.1	$(44,918.0)	$56,317.4	$23,029.4	$(23,035.4)	$56,311.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$9,556.8	$5,806.4	$(6,895.7)	$8,467.5	$--	$--	$8,467.5
Costs and expenses:
Operating costs and expenses	9,256.1	5,191.8	(6,895.9)	7,552.0	--	--	7,552.0
General and administrative costs	8.0	42.0	0.6	50.6	0.8	--	51.4
Total costs and expenses	9,264.1	5,233.8	(6,895.3)	7,602.6	0.8	--	7,603.4
Equity in income of unconsolidated affiliates	667.7	136.5	(681.9)	122.3	683.5	(683.5)	122.3
Operating income	960.4	709.1	(682.3)	987.2	682.7	(683.5)	986.4
Other income (expense):
Interest expense	(274.8)	(2.6)	2.8	(274.6)	--	--	(274.6)
Other, net	2.4	3.1	(2.8)	2.7	(8.9)	--	(6.2)
Total other expense, net	(272.4)	0.5	--	(271.9)	(8.9)	--	(280.8)
Income before income taxes	688.0	709.6	(682.3)	715.3	673.8	(683.5)	705.6
Provision for income taxes	(6.2)	(12.0)	--	(18.2)	--	(0.2)	(18.4)
Net income	681.8	697.6	(682.3)	697.1	673.8	(683.7)	687.2
Net income attributable to noncontrolling interests	--	(2.0)	(12.7)	(14.7)	--	1.3	(13.4)
Net income attributable to entity	$681.8	$695.6	$(695.0)	$682.4	$673.8	$(682.4)	$673.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$19,874.6	$12,215.3	$(14,323.9)	$17,766.0	$--	$--	$17,766.0
Costs and expenses:
Operating costs and expenses	19,236.7	10,862.1	(14,324.1)	15,774.7	--	--	15,774.7
General and administrative costs	13.4	88.7	0.6	102.7	1.7	--	104.4
Total costs and expenses	19,250.1	10,950.8	(14,323.5)	15,877.4	1.7	--	15,879.1
Equity in income of unconsolidated affiliates	1,498.7	291.0	(1,551.7)	238.0	1,592.6	(1,592.6)	238.0
Operating income	2,123.2	1,555.5	(1,552.1)	2,126.6	1,590.9	(1,592.6)	2,124.9
Other income (expense):
Interest expense	(527.0)	(5.1)	5.4	(526.7)	--	--	(526.7)
Other, net	5.2	40.6	(5.4)	40.4	(16.4)	--	24.0
Total other expense, net	(521.8)	35.5	--	(486.3)	(16.4)	--	(502.7)
Income before income taxes	1,601.4	1,591.0	(1,552.1)	1,640.3	1,574.5	(1,592.6)	1,622.2
Provision for income taxes	(11.6)	(11.4)	--	(23.0)	--	(0.5)	(23.5)
Net income	1,589.8	1,579.6	(1,552.1)	1,617.3	1,574.5	(1,593.1)	1,598.7
Net income attributable to noncontrolling interests	--	(3.7)	(23.1)	(26.8)	--	2.6	(24.2)
Net income attributable to entity	$1,589.8	$1,575.9	$(1,575.2)	$1,590.5	$1,574.5	$(1,590.5)	$1,574.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$695.2	$721.7	$(681.7)	$735.2	$711.8	$(721.8)	$725.2
Comprehensive income attributable to noncontrolling interests	--	(2.0)	(12.7)	(14.7)	--	1.3	(13.4)
Comprehensive income attributable to entity	$695.2	$719.7	$(694.4)	$720.5	$711.8	$(720.5)	$711.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,614.1	$1,603.2	$(1,551.5)	$1,665.8	$1,623.0	$(1,641.6)	$1,647.2
Comprehensive income attributable to noncontrolling interests	--	(3.7)	(23.1)	(26.8)	--	2.6	(24.2)
Comprehensive income attributable to entity	$1,614.1	$1,599.5	$(1,574.6)	$1,639.0	$1,623.0	$(1,639.0)	$1,623.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,589.8	$1,579.6	$(1,552.1)	$1,617.3	$1,574.5	$(1,593.1)	$1,598.7
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	144.8	744.7	(0.2)	889.3	--	--	889.3
Equity in income of unconsolidated affiliates	(1,498.7)	(291.0)	1,551.7	(238.0)	(1,592.6)	1,592.6	(238.0)
Distributions received on earnings from unconsolidated affiliates	609.5	136.3	(518.2)	227.6	1,891.4	(1,891.4)	227.6
Net effect of changes in operating accounts and other operating activities	1,390.2	(1,229.3)	3.0	163.9	56.3	--	220.2
Net cash flows provided by operating activities	2,235.6	940.3	(515.8)	2,660.1	1,929.6	(1,891.9)	2,697.8
Investing activities:
Capital expenditures	(460.7)	(1,405.2)	--	(1,865.9)	(55.2)	--	(1,921.1)
Cash used for business combination, net of cash received	--	(149.7)	--	(149.7)	--	--	(149.7)
Proceeds from asset sales	0.4	2.2	--	2.6	--	--	2.6
Other investing activities	(1,024.5)	160.4	842.7	(21.4)	(253.7)	253.7	(21.4)
Cash used in investing activities	(1,484.8)	(1,392.3)	842.7	(2,034.4)	(308.9)	253.7	(2,089.6)
Financing activities:
Borrowings under debt agreements	38,566.4	11.6	(11.6)	38,566.4	--	--	38,566.4
Repayments of debt	(37,436.6)	(0.4)	--	(37,437.0)	--	--	(37,437.0)
Cash distributions paid to owners	(1,891.4)	(727.8)	727.8	(1,891.4)	(1,847.3)	1,891.4	(1,847.3)
Cash payments made in connection with DERs	--	--	--	--	(8.6)	--	(8.6)
Cash distributions paid to noncontrolling interests	--	(4.3)	(24.5)	(28.8)	--	0.5	(28.3)
Cash contributions from noncontrolling interests	--	--	206.9	206.9	--	--	206.9
Net cash proceeds from issuance of common units	--	--	--	--	261.0	--	261.0
Cash contributions from owners	253.7	1,223.1	(1,223.1)	253.7	--	(253.7)	--
Other financing activities	(24.3)	--	--	(24.3)	(25.8)	--	(50.1)
Cash provided by (used in) financing activities	(532.2)	502.2	(324.5)	(354.5)	(1,620.7)	1,638.2	(337.0)
Net change in cash and cash equivalents, including restricted cash	218.6	50.2	2.4	271.2	--	--	271.2
Cash and cash equivalents, including restricted cash, at beginning of period	65.2	31.5	(26.4)	70.3	--	--	70.3
Cash and cash equivalents, including restricted cash, at end of period	$283.8	$81.7	$(24.0)	$341.5	$--	$--	$341.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,437.8	$1,543.8	$(1,518.4)	$1,463.2	$1,414.4	$(1,440.6)	$1,437.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	103.3	705.7	(0.2)	808.8	--	--	808.8
Equity in income of unconsolidated affiliates	(1,444.9)	(275.7)	1,518.8	(201.8)	(1,439.7)	1,439.7	(201.8)
Distributions received on earnings from unconsolidated affiliates	529.3	133.7	(457.9)	205.1	1,753.3	(1,753.3)	205.1
Net effect of changes in operating accounts and other operating activities	1,793.0	(1,766.2)	(0.7)	26.1	59.3	0.4	85.8
Net cash flows provided by operating activities	2,418.5	341.3	(458.4)	2,301.4	1,787.3	(1,753.8)	2,334.9
Investing activities:
Capital expenditures	(369.3)	(743.8)	--	(1,113.1)	--	--	(1,113.1)
Cash used for business combination, net of cash received	--	(191.4)	--	(191.4)	--	--	(191.4)
Proceeds from asset sales	1.4	1.8	--	3.2	--	--	3.2
Other investing activities	(1,079.2)	(26.4)	1,108.3	2.7	(750.9)	750.9	2.7
Cash used in investing activities	(1,447.1)	(959.8)	1,108.3	(1,298.6)	(750.9)	750.9	(1,298.6)
Financing activities:
Borrowings under debt agreements	33,307.8	--	--	33,307.8	--	--	33,307.8
Repayments of debt	(33,605.2)	(0.1)	(34.0)	(33,639.3)	--	--	(33,639.3)
Cash distributions paid to owners	(1,753.3)	(491.2)	491.2	(1,753.3)	(1,757.8)	1,753.3	(1,757.8)
Cash payments made in connection with DERs	--	--	--	--	(7.2)	--	(7.2)
Cash distributions paid to noncontrolling interests	--	(4.7)	(18.9)	(23.6)	--	0.5	(23.1)
Cash contributions from noncontrolling interests	--	0.1	0.2	0.3	--	--	0.3
Net cash proceeds from issuance of common units	--	--	--	--	757.2	--	757.2
Cash contributions from owners	750.9	1,088.9	(1,088.9)	750.9	--	(750.9)	--
Other financing activities	0.7	--	--	0.7	(28.5)	--	(27.8)
Cash provided by (used in) financing activities	(1,299.1)	593.0	(650.4)	(1,356.5)	(1,036.3)	1,002.9	(1,389.9)
Net change in cash and cash equivalents, including restricted cash	(327.7)	(25.5)	(0.5)	(353.7)	0.1	--	(353.6)
Cash and cash equivalents, including restricted cash, at beginning of period	366.2	58.9	(7.5)	417.6	--	--	417.6
Cash and cash equivalents, including restricted cash, at end of period	$38.5	$33.4	$(8.0)	$63.9	$0.1	$--	$64.0

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three and Six Months Ended June 30, 2018 and 2017

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at June 30, 2018.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the second quarter of 2018 compared to the second quarter of 2017.  Likewise, the phrase “period-to-period” means the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Significant Recent Developments

Enterprise to Develop Offshore Texas Crude Oil Export Terminal
In July 2018, management announced that we are in the planning stage to develop a crude oil export terminal located offshore along the Texas Gulf Coast.  The terminal would be capable of fully loading Very Large Crude Carrier (“VLCC”) marine tankers, which have capacities of approximately 2 MMBbls and provide the most efficient and cost-effective solution to export crude oil to the largest international markets in Asia and Europe.   We have started front-end engineering and design work for the terminal and preparing applications for regulatory permitting.   Based on initial designs, the project could include approximately 80 miles of 42-inch diameter pipeline extending from onshore facilities to an offshore terminal loading crude oil for export at approximately 85 thousand barrels per hour.   A final investment decision for the project will be subject to receiving state and federal permits and customer demand.

Seaway Commences Loading Services for VLCC Tankers
In June 2018, we commenced the loading of VLCC tankers using a combination of our jointly owned Seaway marine terminal located in Texas City, Texas and lightering operations in the Gulf of Mexico.  Approximately 1.1 MMBbls of crude oil were loaded onto the FPMC C Melody at the Texas City marine terminal and the remainder of the crude oil shipment was loaded on the VLCC in a lightering zone in the Gulf of Mexico.  The FPMC C Melody, chartered by Vitol, Inc., was the first VLCC to be loaded at a Texas port.  The Seaway marine terminal features two docks, a 45-foot draft, an overall length of 1,125 feet, a 220-foot beam (width) and the capacity to load crude oil at a rate of 35 thousand barrels per hour.

In July 2018, we completed a second partial loading of a VLCC tanker at the Seaway terminal. The Eagle Victoria loaded approximately 1.1 MMBbls at the terminal, with the balance completed using lightering vessels in the Gulf of Mexico.

Affiliate of Western Gas Acquires 20% Ownership Interest in Midland-to-ECHO Pipeline
In June 2018, pursuant to an option agreement, an affiliate of Western Gas Partners, LP (“Western”) acquired a noncontrolling 20% equity interest in our subsidiary, Whitethorn Pipeline Company LLC (“Whitethorn”), for approximately $189.6 million in cash.  Whitethorn owns the Midland-to-ECHO Pipeline, which originates at our Midland, Texas terminal and extends 416 miles to our Sealy, Texas facility. Volumes arriving at Sealy are then transported to our ECHO terminal using our Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System. Once all infrastructure is complete, the Midland-to-ECHO Pipeline will provide Permian Basin producers with the ability to transport multiple grades of crude oil, including West Texas Intermediate (“WTI”), Light WTI, West Texas Sour and condensate, to Gulf Coast markets. As a result of infrastructure completed in the second quarter of 2018 as well as operating enhancements, the pipeline’s transportation capacity is now approximately 575 MBPD.  We report the pipeline’s transportation volumes on a net basis that reflects our 80% interest.

Upon closing of the transaction whereby Western acquired its 20% equity interest in Whitethorn, we credited Western for 20% of the pipeline’s earnings since it was placed into service in November 2017.  We paid Western $45.7 million in June 2018 to settle this obligation.  In addition to Western’s ownership interest in Whitethorn, Western also shares (at a 20% level) in the results of our commercial activities associated with the pipeline.

Apache Dedicates Alpine High NGLs to Enterprise
In May 2018, Apache Corporation (“Apache”) executed a long-term supply agreement with us whereby Apache would sell all of its NGL production from the Alpine High discovery to us.  Alpine High is a major hydrocarbon resource located in the Delaware Basin that encompasses rich natural gas (i.e., gas that has a high NGL content), dry natural gas and oil-bearing horizons.  Apache holds approximately 336,000 net acres in the Alpine High discovery.  Enterprise has committed to purchase up to 205 MBPD of NGLs from Apache over the initial ten year term of the supply agreement, the term of which may be extended at the consent of the parties.

In conjunction with the long-term NGL supply agreement, we granted Apache an option to acquire up to a 33% equity interest in our subsidiary that owns the Shin Oak NGL Pipeline, which is currently under construction and expected to be placed into service during the second quarter of 2019.  The option is exercisable once the pipeline is placed into commercial service. The Shin Oak NGL Pipeline is designed to transport growing NGL production from the Permian Basin, which includes the Alpine High discovery, to our NGL fractionation and storage complex located in Mont Belvieu, Texas.  The Shin Oak NGL Pipeline is expected to have an initial design capacity of 550 MBPD.

Construction Begins on Ethylene Export Dock
In May 2018, we announced that construction of our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel had commenced.  The terminal will have the capacity to export approximately 2.2 billion pounds of ethylene per year. Refrigerated storage for 66 million pounds of ethylene is being constructed on-site and will provide the capability to load ethylene at rates of 2.2 million pounds per hour. The project, which is underwritten by long-term contracts with customers, is expected to be completed in the fourth quarter of 2019.

Enterprise and Energy Transfer form Joint Venture to Restore Service on Old Ocean Pipeline
In May 2018, we announced the formation of a 50/50 joint venture with Energy Transfer Partners, L.P. (“Energy Transfer”) to resume full service on the Old Ocean natural gas pipeline owned by Energy Transfer.  The 24-inch diameter Old Ocean Pipeline originates in Maypearl, Texas in Ellis County and extends south approximately 240 miles to Sweeny, Texas in Brazoria County.  Energy Transfer serves as operator of the pipeline.

The Old Ocean Pipeline resumed limited service in the second quarter of 2018.  If fully reconstituted, the Old Ocean Pipeline is expected to provide natural gas transportation capacity of up to 160 MMcf/d by the end of 2018. In addition, both parties are expanding their jointly owned North Texas 36-inch diameter pipeline, which is a component of our Texas Intrastate System, to provide additional natural gas takeaway capacity of 150 MMcf/d from West Texas, including deliveries into the Old Ocean Pipeline.  The North Texas Pipeline expansion project is expected to be complete by late fourth quarter of 2018.

The resumption of full service on the Old Ocean Pipeline and expansion of the North Texas Pipeline are expected to provide producers with additional takeaway capacity to accommodate growing natural gas production from the Delaware and Midland Basins.

Expansions of our Front Range and Texas Express Pipelines
In May 2018, we conducted open commitment periods to determine shipper interest in expansions of the Front Range Pipeline (“Front Range”) and Texas Express Pipeline (“Texas Express”).  Given the positive responses we received from shippers, we will proceed with the proposed expansions.   We own a 33.3% equity interest in Front Range and a 35.0% equity interest in Texas Express.   We operate both pipelines.

The expansions are designed to facilitate growing production of NGLs from domestic shale basins, including the Denver-Julesburg (“DJ”) Basin in Colorado, by providing DJ Basin producers with flow assurance and greater access to the Gulf Coast markets.  The expansions are expected to increase the transportation capacity of Front Range and Texas Express by 100 MBPD and 90 MBPD, respectively.  We anticipate the expansion projects will be placed into service during the third quarter of 2019.

Enterprise Begins Service at Orla Natural Gas Processing Plant in the Delaware Basin
In May 2018, we announced the start of commercial operations for the initial processing train (“Orla I”) at our new cryogenic natural gas processing facility located near Orla, Texas in Reeves County.  The Orla I plant has a nameplate natural gas processing capacity of 300 MMcf/d and is capable of extracting in excess of 40 MBPD of NGLs. We expect that the second and third processing trains at the facility (“Orla II” and “Orla III”) will be placed into service in the fourth quarter of 2018 and third quarter of 2019, respectively. Once Orla III is completed, the Orla facility is expected to have up to 1 Bcf/d of aggregate natural gas processing capacity and the ability to extract up to 150 MBPD of NGLs.  We own and operate the Orla facility.

In conjunction with the start-up of Orla I, we placed into service approximately 70 miles of natural gas pipelines that connect the Orla facility to our Texas Intrastate System.   We also placed into service a 30-mile extension of our NGL system that will provide producers at the Orla facility with NGL takeaway capacity and direct access to our integrated network of downstream NGL assets.

Enterprise Expands Marine Terminal on the Houston Ship Channel
In April 2018, we acquired 65-acres of waterfront property on the Houston Ship Channel for approximately $85.2 million, all of which was recorded as land.  The purchase price consisted of $55.2 million in cash with the remaining balance funded through 1,223,242 newly-issued Enterprise common units.  The land is located immediately to the east of our Enterprise Hydrocarbons Terminal (“EHT”) and is expected to facilitate future expansion projects at EHT.

Acquisition of Remaining 50% Ownership Interest in Waha Gas Plant
In March 2018, we acquired the remaining 50% member interest in our Delaware Basin Gas Processing LLC (“Delaware Processing”) joint venture for $150.6 million in cash, net of $3.9 million of cash held by the former joint venture.  Delaware Processing owns a cryogenic natural gas processing facility (our “Waha” gas plant) having a capacity of 150 MMcf/d.  The Waha plant is located in Reeves County, Texas and entered service in August 2016. The acquired business serves growing production of NGL-rich natural gas from the Delaware Basin in West Texas and southern New Mexico. For information regarding this acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Enterprise to Expand Butane Isomerization Facility
In January 2018, we announced plans to expand our butane isomerization facility by up to 30 MBPD of incremental capacity.   This expansion is supported by new long-term agreements, including a 20-year, 35 MBPD fee-based, tolling arrangement, to provide butane isomerization, storage and pipeline services.

Results of Operations

Summarized Consolidated Income Statement Data
The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$8,467.5	$6,607.6	$17,766.0	$13,928.0
Costs and expenses:
Operating costs and expenses:
Cost of sales	6,391.9	4,731.1	13,532.3	10,066.8
Other operating costs and expenses	719.8	605.6	1,407.4	1,216.0
Depreciation, amortization and accretion expenses	425.3	379.2	819.6	755.4
Net losses (gains) attributable to asset sales	(0.9)	0.3	(1.4)	--
Asset impairment and related charges	15.9	14.0	16.8	25.2
Total operating costs and expenses	7,552.0	5,730.2	15,774.7	12,063.4
General and administrative costs	51.4	45.7	104.4	96.1
Total costs and expenses	7,603.4	5,775.9	15,879.1	12,159.5
Equity in income of unconsolidated affiliates	122.3	107.0	238.0	201.8
Operating income	986.4	938.7	2,124.9	1,970.3
Interest expense	(274.6)	(245.8)	(526.7)	(495.1)
Change in fair market value of Liquidity Option Agreement	(8.9)	(18.6)	(16.4)	(24.1)
Other, net	2.7	0.4	40.4	0.6
Provision for income taxes	(18.4)	(8.7)	(23.5)	(14.7)
Net income	687.2	666.0	1,598.7	1,437.0
Net income attributable to noncontrolling interests	(13.4)	(12.3)	(24.2)	(22.6)
Net income attributable to limited partners	$673.8	$653.7	$1,574.5	$1,414.4

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
NGL Pipelines & Services:
Sales of NGLs and related products	$2,610.9	$2,158.0	$5,426.3	$5,045.2
Midstream services	662.8	462.6	1,260.7	921.2
Total	3,273.7	2,620.6	6,687.0	5,966.4
Crude Oil Pipelines & Services:
Sales of crude oil	2,532.2	1,705.1	5,873.9	3,323.7
Midstream services	249.0	194.5	478.2	383.1
Total	2,781.2	1,899.6	6,352.1	3,706.8
Natural Gas Pipelines & Services:
Sales of natural gas	532.5	560.6	1,092.5	1,104.6
Midstream services	260.3	225.6	505.1	442.8
Total	792.8	786.2	1,597.6	1,547.4
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,413.4	1,114.1	2,702.7	2,325.2
Midstream services	206.4	187.1	426.6	382.2
Total	1,619.8	1,301.2	3,129.3	2,707.4
Total consolidated revenues	$8,467.5	$6,607.6	$17,766.0	$13,928.0

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

Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)
2017 by quarter:
1st Quarter	$3.32	$0.23	$0.71	$0.98	$0.94	$1.10	$0.47	$0.32
2nd Quarter	$3.19	$0.25	$0.63	$0.76	$0.75	$1.07	$0.41	$0.28
3rd Quarter	$2.99	$0.26	$0.77	$0.91	$0.92	$1.10	$0.42	$0.28
4th Quarter	$2.93	$0.25	$0.96	$1.04	$1.04	$1.32	$0.49	$0.35
2017 Averages	$3.11	$0.25	$0.77	$0.92	$0.91	$1.15	$0.45	$0.31

2018 by quarter:
1st Quarter	$3.01	$0.25	$0.85	$0.96	$1.00	$1.41	$0.53	$0.33
2nd Quarter	$2.80	$0.29	$0.87	$1.00	$1.20	$1.53	$0.52	$0.37
2018 Averages	$2.91	$0.27	$0.86	$0.98	$1.10	$1.47	$0.53	$0.35

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

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2017 by quarter:
1st Quarter	$51.91	$51.72	$53.27	$53.52
2nd Quarter	$48.28	$47.29	$49.77	$50.31
3rd Quarter	$48.20	$47.37	$50.84	$51.62
4th Quarter	$55.40	$55.47	$59.84	$61.07
2017 Averages	$50.95	$50.44	$53.41	$54.13

2018 by quarter:
1st Quarter	$62.87	$62.51	$65.47	$65.79
2nd Quarter	$67.88	$59.93	$72.38	$72.97
2018 Averages	$65.38	$61.22	$68.93	$69.38

(1)   WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the New York Mercantile Exchange.
(2)   Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)   Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  The weighted-average indicative market price for NGLs was $0.83 per gallon in the second quarter of 2018 versus $0.60 per gallon during the second quarter of 2017.  Likewise, the weighted-average indicative market price for NGLs was $0.80 per gallon during the six months ended June 30, 2018 compared to $0.63 per gallon during the same period in 2017.

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

Revenues
Second Quarter of 2018 Compared to Second Quarter of 2017.  Total revenues for the second quarter of 2018 increased $1.86 billion when compared to the second quarter of 2017 primarily due to a $1.55 billion increase in marketing revenues.  Revenues from the marketing of crude oil increased $827.1 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $455.3 million increase, and higher sales prices, which accounted for an additional $371.8 million increase. Crude oil marketing sales volumes increased quarter-to-quarter and period-to-period as we seek to optimize the utilization of our crude oil pipelines and related assets (e.g., the Midland-to-ECHO Pipeline) and capitalize on pricing opportunities attributable to significant increases in crude oil production in West Texas and the Permian Basin.  Revenues from the marketing of NGLs, petrochemicals and refined products increased a net $752.2 million quarter-to-quarter primarily due to higher sales prices, which accounted for an $869.8 million increase, partially offset by a $117.6 million decrease due to lower sales volumes.

Revenues from midstream services for the second quarter of 2018 increased $308.7 million when compared to the second quarter of 2017.  As a result of adopting ASC 606, we recognized $161.8 million of revenues during the second quarter of 2018 in connection with the receipt of non-cash consideration (in the form of equity NGLs) for providing natural gas processing services. Midstream service revenues from our pipeline assets increased $92.7 million quarter-to-quarter primarily due to strong demand for transportation services in Texas and on the Appalachia-to-Texas Express (“ATEX”) pipeline. Revenues from our terminal and related assets increased $35.6 million quarter-to-quarter, primarily due to higher storage and deficiency fees.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Total revenues for the six months ended June 30, 2018 increased $3.84 billion when compared to the six months ended June 30, 2017 primarily due to a $3.3 billion increase in marketing revenues.  Revenues from the marketing of crude oil increased $2.55 billion period-to-period primarily due to higher sales volumes, which accounted for a $1.82 billion increase, and higher sales prices, which accounted for an additional $725.7 million increase.  Revenues from the marketing of NGLs, petrochemicals and refined products increased a net $758.6 million period-to-period primarily due to higher sales prices, which accounted for a $1.53 billion increase, partially offset by a $768.9 million decrease due to lower sales volumes.

Revenues from midstream services for the six months ended June 30, 2018 increased $541.3 million when compared to the six months ended June 30, 2017.  As a result of adopting ASC 606, we recognized $275.6 million of equity NGL revenues during the six months ended June 30, 2018 for providing natural gas processing services. Midstream service revenues from our pipeline assets increased $194.0 million period-to-period primarily due to strong demand for transportation services in Texas and on the ATEX Pipeline. Revenues from our terminal and related assets increased $57.1 million period-to-period, primarily due to higher storage and deficiency fees.  Propylene fractionation revenues increased $17.8 million period-to-period primarily due to higher fees.

Operating costs and expenses
Second Quarter of 2018 Compared to Second Quarter of 2017.  Total operating costs and expenses for the second quarter of 2018 increased $1.82 billion when compared to the second quarter of 2017 primarily due to a $1.66 billion increase in cost of sales.  The cost of sales associated with our marketing of crude oil increased $1.06 billion quarter-to-quarter primarily due to higher purchase prices, which accounted for a $603.4 million increase, and higher sales volumes, which accounted for an additional $460.3 million increase. The cost of sales associated with our NGL, petrochemical and refined marketing activities increased a net $512.9 million quarter-to-quarter primarily due to higher purchase prices, which accounted for a $792.0 million increase, partially offset by lower sales volumes, which accounted for a $279.1 million decrease.  In addition, operating costs and expenses for the second quarter of 2018 includes $161.8 million attributable to cost of sales recognized when equity NGL products are sold and delivered to customers.

Other operating costs and expenses for the second quarter of 2018 increased a net $114.2 million when compared to the second quarter of 2017.  Employee compensation, power and maintenance costs increased a combined $63.4 million quarter-to-quarter. Depreciation, amortization and accretion expense increased $46.1 million quarter-to-quarter primarily due to assets we constructed and placed into service since the second quarter of 2017 (e.g., our Midland-to-ECHO Pipeline and propane dehydrogenation (“PDH”) facility).

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Total operating costs and expenses for the six months ended June 30, 2018 increased $3.71 billion when compared to the six months ended June 30, 2017 primarily due to a $3.47 billion increase in cost of sales.  The cost of sales associated with our marketing of crude oil increased $2.82 billion period-to-period primarily due to higher sales volumes, which accounted for a $1.78 billion increase, and higher purchase prices, which accounted for an additional $1.04 billion increase. The cost of sales associated with our NGL and petrochemical and refined product marketing activities increased a net $467.4 million period-to-period primarily due to higher purchase prices, which accounted for a $1.54 billion increase, partially offset by lower sales volumes, which accounted for a $1.08 billion decrease.  In addition, operating costs and expenses for the six months ended June 30, 2018 includes $275.6 million attributable to cost of sales recognized when equity NGL products are sold and delivered to customers.

Other operating costs and expenses for the six months ended June 30, 2018 increased a net $191.4 million when compared to the six months ended June 30, 2017 primarily due to higher employee compensation, power and maintenance costs.  In addition, we recorded $33.9 million of expense in 2018 in connection with the earnings allocation arrangement with Western, which ended May 31, 2018, involving our Midland-to-ECHO crude oil pipeline.  Depreciation, amortization and accretion expense increased $64.2 million period-to-period primarily due to assets we constructed and placed into service since the second quarter of 2017.

General and administrative costs
General and administrative costs for the three and six months ended June 30, 2018 increased $5.7 million and $8.3 million, respectively, when compared to the same periods in 2017 primarily due to higher costs for employee compensation and legal services.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the three and six months ended June 30, 2018 increased $15.3 million and $36.2 million, respectively, when compared to the same periods in 2017 primarily due to an increase in earnings from our investments in NGL pipelines.

Operating income
Operating income for the three and six months ended June 30, 2018 increased $47.7 million and $154.6 million, respectively, when compared to the same periods in 2017 due to the previously described quarter-to-quarter and period-to-period changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for the three and six months ended June 30, 2018 increased $28.8 million and $31.6 million, respectively, when compared to the same periods in 2017.  The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest charged on debt principal outstanding	$297.8	$272.8	$589.8	$545.7
Impact of interest rate hedging program, including related amortization (1)	(2.5)	9.3	1.2	18.0
Interest costs capitalized in connection with construction projects (2)	(27.1)	(44.5)	(85.3)	(84.1)
Other (3)	6.4	8.2	21.0	15.5
Total	$274.6	$245.8	$526.7	$495.1

(1)   Amount presented for three and six months ended June 30, 2018 includes $11.8 million and $19.0 million, respectively, of swaption premium income.
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
(3)   Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization of debt issuance costs. Amount presented for the six months ended June 30, 2018 includes $7.8 million of debt issuance costs that were written off in March 2018 in connection with the redemption of Junior Subordinated Notes B.

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased $25.0 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the second quarter of 2018, which accounted for a $28.4 million increase, partially offset by the effect of lower overall interest rates during the second quarter of 2018, which accounted for a $3.4 million decrease.  Our weighted-average debt principal balance for the second quarter of 2018 was $25.97 billion compared to $23.6 billion for the second quarter of 2017.

For the six months ended June 30, 2018, interest charged on debt principal outstanding increased a net $44.1 million period-to-period primarily due to increased debt principal amounts outstanding during the six months ended June 30, 2018, which accounted for a $46.3 million increase, partially offset by the effect of lower overall interest rates during the six months ended June 30, 2018, which accounted for a $2.2 million decrease.  Our weighted-average debt principal balance for the six months ended June 30, 2018 was $25.6 billion compared to $23.63 billion for the six months ended June 30, 2017.

Our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” and “Capital Spending” within this Part I, Item 2.

Change in fair value of Liquidity Option Agreement
The change in fair value of the Liquidity Option Agreement reflects non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  For the three and six months ended June 30, 2018, expense resulting from changes in fair value of the Liquidity Option Agreement decreased $9.7 million and $7.7 million, respectively, when compared to the same periods in 2017.   For information regarding the Liquidity Option Agreement, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gain on step acquisition of unconsolidated affiliate
We recognized gains of $2.4 million and $39.4 million during the three and six months ended June 30, 2018 respectively, related to the step acquisition of Delaware Processing.  For information regarding this acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Income taxes
Income taxes primarily reflect our state tax obligations under the Revised Texas Franchise Tax.  Our provision for income taxes for the three and six months ended June 30, 2018 increased $9.7 million and $8.8 million, respectively, when compared to the same periods in 2017.

Business Segment Highlights

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Gross operating margin by segment:
NGL Pipelines & Services	$913.7	$759.9	$1,798.6	$1,615.9
Crude Oil Pipelines & Services	52.8	236.7	272.8	501.3
Natural Gas Pipelines & Services	213.4	194.4	411.3	365.3
Petrochemical & Refined Products Services	281.8	188.4	553.7	370.2
Total segment gross operating margin (1)	1,461.7	1,379.4	3,036.4	2,852.7
Net adjustment for shipper make-up rights	16.4	(1.5)	27.9	(5.7)
Total gross operating margin (non-GAAP)	$1,478.1	$1,377.9	$3,064.3	$2,847.0

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating income (GAAP)	$986.4	$938.7	$2,124.9	$1,970.3
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	425.3	379.2	819.6	755.4
Add asset impairment and related charges in operating costs and expenses	15.9	14.0	16.8	25.2
Subtract net gains or add net losses attributable to asset sales in operating costs and expenses	(0.9)	0.3	(1.4)	--
Add general and administrative costs	51.4	45.7	104.4	96.1
Total gross operating margin (non-GAAP)	$1,478.1	$1,377.9	$3,064.3	$2,847.0

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$309.7	$204.7	$558.2	$482.6
NGL pipelines, storage and terminals	465.4	436.3	974.7	891.2
NGL fractionation	138.6	118.9	265.7	242.1
Total	$913.7	$759.9	$1,798.6	$1,615.9

Selected volumetric data:
Equity NGL production (MBPD) (1)	164	164	164	157
Fee-based natural gas processing (MMcf/d) (2)	4,624	4,660	4,554	4,598
NGL pipeline transportation volumes (MBPD)	3,408	3,083	3,347	3,160
NGL marine terminal volumes (MBPD)	597	474	586	521
NGL fractionation volumes (MBPD)	927	841	907	820

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities
Second Quarter of 2018 Compared to Second Quarter of 2017. Gross operating margin from natural gas processing and related NGL marketing activities for the second quarter of 2018 increased $105.0 million when compared to the second quarter of 2017.

Gross operating margin from our Meeker, Pioneer and Chaco natural gas processing plants increased $51.8 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis for these plants, fee-based natural gas processing volumes increased 147 MMcf/d.  Likewise, gross operating margin from our South Texas natural gas processing plants increased $13.5 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes attributable to our South Texas plants decreased 97 MMcf/d.

Gross operating margin from our Permian Basin natural gas processing plants (South Eddy, Orla and Waha) increased $12.4 million quarter-to-quarter.  Gross operating margin from our Waha gas plant increased $6.4 million quarter-to-quarter and fee-based natural gas processing volumes increased 66 MMcf/d quarter-to-quarter primarily due to our acquisition of the remaining 50% equity interest in the Delaware Basin facility in March 2018.  In addition, during the second quarter of 2018, we commenced initial operations at our Orla gas plant, which contributed gross operating margin of $4.7 million and fee-based natural gas processing volumes of 122 MMcf/d for the period.  Gross operating margin from our South Eddy gas plant increased $1.6 million quarter-to-quarter primarily due to higher average processing fees, which accounted for a $10.0 million increase, partially offset by lower natural gas processing volumes of 135 MMcf/d, which accounted for an $8.7 million decrease.

Gross operating margin from our natural gas processing plants in Louisiana and Mississippi increased $3.4 million quarter-to-quarter primarily due to higher average processing margins.   Fee-based natural gas processing volumes for these plants decreased 153 MMcf/d quarter-to-quarter.

Gross operating margin from our NGL marketing activities increased a net $24.1 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $92.5 million increase, partially offset by a $69.5 million decrease due to lower sales volumes.  The results from marketing strategies that optimize our transportation and plant assets increased a combined $39.6 million quarter-to-quarter, partially offset by a $19.4 million decrease in earnings from the optimization of our storage assets.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from natural gas processing and related NGL marketing activities for the six months ended June 30, 2018 increased a net $75.6 million when compared to the six months ended June 30, 2017.

Gross operating margin from our Meeker, Pioneer and Chaco natural gas processing plants increased $74.7 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis for these plants, fee-based natural gas processing volumes and equity NGL production increased 94 MMcf/d and 7 MBPD, respectively, period-to-period.  Gross operating margin from our South Texas natural gas processing plants increased $23.0 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes for these plants decreased 117 MMcf/d.

Gross operating margin from our natural gas processing plants in the Permian Basin increased $17.4 million period-to-period.  Gross operating margin from our Waha gas plant increased $9.5 million period-to-period and fee-based natural gas processing volumes increased 51 MMcf/d period-to-period primarily due to our acquisition of the remaining 50% equity interest in the facility in March 2018.  In addition, our newly commissioned Orla gas plant contributed $3.9 million of gross operating margin and 122 MMcf/d of fee-based processing volumes for the six months ended June 30, 2018. Gross operating margin from our South Eddy gas plant increased a net $4.3 million period-to-period primarily due to higher average processing fees, which accounted for a $4.9 million increase, and higher average processing margins, which accounted for an additional $2.1 million increase, partially offset by lower processing volumes of 30 MMcf/d, which accounted for a $2.3 million decrease.

Gross operating margin from our natural gas processing plants in Louisiana and Mississippi decreased $2.5 million period-to-period primarily due to a 170 MMcf/d decrease in processing volumes.

Gross operating margin from our NGL marketing activities decreased a net $38.8 million period-to-period primarily due to lower sales volumes, which accounted for a $169.6 million decrease, partially offset by a $129.7 million increase due to higher sales margins.  The results from marketing strategies that optimize our storage and marine terminal assets decreased a combined $95.6 million period-to-period, partially offset by a $48.0 million increase in earnings from the optimization of our transportation assets.

NGL pipelines, storage and terminals
Second Quarter of 2018 Compared to Second Quarter of 2017.  Gross operating margin from NGL pipelines, storage and terminal assets for the second quarter of 2018 increased a net $29.1 million when compared to the second quarter of 2017.

Gross operating margin from our Seminole, Chaparral and affiliated pipelines increased a combined $24.6 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $15.5 million increase, and higher transportation volumes, which accounted for an additional $11.9 million increase, partially offset by an increase in maintenance costs of $2.8 million.  On a combined basis, NGL transportation volumes on these pipelines increased 120 MBPD quarter-to-quarter.

Gross operating margin from ATEX increased $12.9 million quarter-to-quarter primarily due to higher transportation volumes, which increased 38 MBPD quarter-to-quarter. Gross operating margin from our Dixie Pipeline and related terminals decreased a combined $11.8 million quarter-to-quarter primarily due to higher maintenance and other operating costs, which accounted for an $8.3 million decrease, lower storage fee revenues, which accounted for a $1.6 million decrease, and lower transportation volumes of 11 MBPD, which accounted for a $1.2 million decrease.

Gross operating margin from our Mid-America Pipeline System and related terminals decreased $11.6 million quarter-to-quarter primarily due to lower average transportation fees. Transportation volumes along our Mid-America Pipeline increased 33 MBPD quarter-to-quarter.

Gross operating margin from our Morgan’s Point Ethane Export Terminal increased $15.7 million quarter-to-quarter primarily due to a 102 MBPD increase in loading volumes to 169 MBPD for the second quarter of 2018. Gross operating margin from the related Channel Pipeline increased $3.1 million quarter-to-quarter primarily due to a 104 MBPD increase in ethane transportation volumes to our Morgan’s Point facility.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from NGL pipelines, storage and terminal assets for the six months ended June 30, 2018 increased a net $83.5 million when compared to the six months ended June 30, 2017.

Gross operating margin from our Seminole, Chaparral and affiliated pipelines increased a net $47.0 million period-to-period primarily due to higher average transportation fees, which accounted for a $28.2 million increase, and higher transportation volumes, which accounted for an additional $22.0 million increase, partially offset by increased maintenance costs, which accounted for a $3.3 million decrease.  On a combined basis, NGL transportation volumes on these pipelines increased 94 MBPD period-to-period.

Gross operating margin from ATEX increased $31.5 million period-to-period primarily due to higher transportation volumes, which increased 35 MBPD period-to-period.

Gross operating margin from our Morgan’s Point Ethane Export Terminal increased $27.6 million period-to-period primarily due to higher ethane loading volumes of 89 MBPD.  Likewise, gross operating margin from our Channel Pipeline increased $1.7 million period-to-period primarily due to higher ethane transportation volumes to our Morgan’s Point facility of 89 MBPD.  Gross operating margin from EHT decreased $11.5 million period-to-period primarily due to a 23 MBPD decrease in LPG volumes, which accounted for a $6.3 million decrease, and higher maintenance and other operating costs, which accounted for an additional $3.6 decrease.

Gross operating margin from our storage facilities in South Louisiana and Mont Belvieu increased a combined $13.4 million period-to-period primarily due to increased storage activity.

Gross operating margin from our South Texas NGL Pipeline System decreased $11.5 million period-to-period primarily due to lower transportation volumes, which accounted for a $6.8 million decrease, lower average transportation fees, which accounted for a $3.5 million decrease, and lower storage revenues, which accounted for an additional $1.2 million decrease.  Transportation volumes for the South Texas NGL Pipeline System decreased 23 MBPD period-to-period.

Gross operating margin from our Dixie Pipeline and related terminals decreased a combined $10.3 million period-to-period primarily due to higher maintenance and other operating costs.  Gross operating margin from our Mid-America Pipeline System and related terminals decreased $10.1 million period-to-period primarily due to lower average transportation fees.  Transportation volumes along our Mid-America Pipeline increased 24 MBPD period-to-period.

NGL fractionation
Second Quarter of 2018 Compared to Second Quarter of 2017. Gross operating margin from NGL fractionation for the second quarter of 2018 increased $19.7 million when compared to the second quarter of 2017.  Gross operating margin from our Mont Belvieu NGL fractionators increased $8.9 million quarter-to-quarter primarily due to higher fractionation volumes of 83 MBPD (net to our interest) resulting from our ninth NGL fractionator being placed into service in May 2018.  Gross operating margin from our Hobbs NGL fractionator increased $7.4 million quarter-to-quarter primarily due to higher product blending revenues, which accounted for a $3.6 million increase, and lower maintenance and other operating costs, which accounted for an additional $2.7 million increase.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from NGL fractionation for the six months ended June 30, 2018 increased $23.6 million when compared to the six months ended June 30, 2017.  Gross operating margin from our Mont Belvieu NGL fractionators increased $11.7 million period-to-period primarily due to higher fractionation volumes of 85 MBPD (net to our interest) resulting from the start-up of our ninth NGL fractionator.  Gross operating margin from our Hobbs NGL fractionator increased $11.1 million period-to-period primarily due to higher product blending revenues, which accounted for a $5.8 million increase, and lower maintenance and other operating costs, which accounted for an additional $3.1 million increase.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross operating margin:
Midland-to-ECHO Pipeline and related marketing activities, excluding associated non-cash mark-to-market losses	$98.5	$--	$147.9	$--
Mark-to-market losses attributable to the Midland-to-ECHO Pipeline	(309.9)	--	(423.9)
Total Midland-to-ECHO Pipeline and related marketing activities	$(211.4)	$--	$(276.0)	$--
Other crude oil pipelines, terminals and marketing results	264.2	236.7	548.8	501.3
Total	$52.8	$236.7	$272.8	$501.3

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,050	1,475	2,041	1,416
Crude oil marine terminal volumes (MBPD)	802	488	718	482

Midland-to-ECHO Pipeline and related marketing activities
Gross operating margin from our Midland-to-ECHO Pipeline and related marketing activities was a combined loss of $211.4 million for the second quarter of 2018.  Likewise, we recorded a $276.0 million combined loss from this business with respect to the six months ended June 30, 2018.  Transportation volumes for the Midland-to-ECHO Pipeline, which entered limited commercial service in November 2017 and full service in April 2018, averaged 436 MBPD and 417 MBPD during the three and six months ended June 30, 2018, respectively (net to our interest).

Gross operating margin for this business for the three and six months ended June 30, 2018 includes non-cash mark-to-market losses of $309.9 million and $423.9 million, respectively, associated with the hedging of crude oil commodity price differentials (basis spreads) between the Midland and Houston area markets.  These hedges, which were entered into throughout 2017, served to lock in an average $2.62 per barrel positive margin on our anticipated purchases of crude oil at Midland and subsequent anticipated sales to customers in the Houston area for periods extending predominantly into 2019 and minimally in 2020.  The mark-to-market losses recognized during the three and six months ended June 30, 2018 were due to the widening of the basis spreads between Midland and Houston to an average of $14.83 per barrel through 2020 (as of June 30, 2018).

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

If the basis spreads underlying these hedges widen further, we would be exposed to additional temporary non-cash mark-to-market losses.  Conversely, if basis spreads narrow in the future reverting back towards or below the average $2.62 per barrel spread we originally locked in, then we would recognize temporary non-cash mark-to-market gains in future periods.  When the forecasted physical receipts and deliveries of crude oil ultimately occur in the future, we will realize a physical gross margin at then prevailing commodity price spreads; however the realized settlement of the associated financial hedges should convert that physical margin to the average $2.62 per barrel spread of the financial hedges.  At that time, the unrealized mark-to-market losses recognized in the three and six months ended June 30, 2018 and in future periods until the physical deliveries occur will be reversed, thus eliminating their impact to cumulative earnings recognized over the entire life-to-date period of the hedge.

The basis spread between the Midland and Houston markets continues to fluctuate.  We also have uncommitted capacity on the pipeline that could provide us with potential upside to widening or downside to narrowing market spreads.  For information regarding the impact of these spreads on our crude oil marketing hedging portfolio, see Item 3, Quantitative and Qualitative Disclosures about Market Risk, within this Part I, Item 2.  For general information regarding our derivative instruments and hedging activities, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gross operating margin from the Midland-to-ECHO Pipeline for the three and six months ended June 30, 2018 was also reduced by $9.8 million and $33.9 million, respectively, in connection with the allocation of pipeline earnings to Western upon closing of their acquisition of a noncontrolling 20% equity interest in the pipeline on June 1, 2018.  For additional information regarding this transaction, see “Significant Recent Developments” within this Part I, Item 2.

Other crude oil pipelines, terminals and marketing results
Second Quarter of 2018 Compared to Second Quarter of 2017. Gross operating margin from our other crude oil pipelines, terminals and related marketing activities for the second quarter of 2018 increased $27.5 million when compared to the second quarter of 2017.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $21.5 million quarter-to-quarter primarily due to higher transportation volumes, which accounted for $11.1 million of the increase, and higher firm capacity reservation fees associated with the Midland-to-ECHO Pipeline, which accounted for an additional $12.1 million of the increase, partially offset by lower average transportation fees, which accounted for a $9.2 million decrease.  Crude oil transportation volumes for this system increased 34 MBPD quarter-to-quarter.

Gross operating margin from crude oil export activities at EHT increased $14.3 million quarter-to-quarter primarily due to higher loading volumes, which increased 203 MBPD.  Gross operating margin from our Midland, Texas and ECHO terminals increased a combined $12.3 million quarter-to-quarter primarily due to higher throughput and storage volumes attributable to movements on the Midland-to-ECHO Pipeline.

Gross operating margin from our EFS Midstream System increased $5.8 million quarter-to-quarter primarily due to increased deficiency fee revenues, which accounted for a $3.8 million increase, and lower maintenance and other operating costs, which accounted for an additional $1.9 million increase.

Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline System increased $3.8 million quarter-to-quarter primarily due to higher transportation volumes, which increased 70 MBPD (net to our interest) when compared to the second quarter of 2017.

Gross operating margin from our crude oil marketing activities, excluding those attributable to our commercial activities on the Midland-to-ECHO Pipeline, decreased $25.6 million quarter-to-quarter primarily due to non-cash mark-to-market losses of $28.1 million in the second quarter of 2018 compared to non-cash mark-to-market gains of $14.9 million in the second quarter of 2017. The mark-to-market losses recognized by this business in the second quarter of 2018 are related to the widening of crude oil commodity prices differentials between the Midland, Texas and Cushing, Oklahoma markets.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $7.2 million quarter-to-quarter primarily due to a decrease in long-haul transportation revenues attributable to an increase in walk-up shipper volumes, which are charged a lower tariff.  Overall, transportation volumes on the Seaway Pipeline increased 47 MBPD quarter-to-quarter (net to our interest).   Crude oil exports from Seaway’s dock facilities increased 76 MBPD quarter-to-quarter (net to our interest), which includes the loading of a VLCC tanker at Seaway’s Texas City terminal in June 2018.  See “Significant Recent Developments” within this Part I, Item 2 for information regarding our recent operations and projects involving VLCC ships.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from our other crude oil pipelines, terminals and related marketing activities for the six months ended June 30, 2018 increased $47.5 million when compared to the six months ended June 30, 2017.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $61.2 million period-to-period primarily due to higher firm capacity reservation fees associated with the Midland-to-ECHO Pipeline, which accounted for $36.1 million of the increase, and higher transportation volumes, which accounted for an additional $32.7 million increase, partially offset by lower average transportation fees, which accounted for a $16.2 million decrease.

Gross operating margin from crude oil export activities at EHT increased $22.4 million period-to-period primarily due to higher loading volumes, which increased 192 MBPD.  Gross operating margin from our Midland, Texas and ECHO terminals increased a combined $22.0 million period-to-period primarily due to higher throughput and storage volumes attributable to movements on the Midland-to-ECHO Pipeline.

Gross operating margin from our EFS Midstream System increased $10.7 million period-to-period primarily due to increased deficiency fee revenues, which accounted for a $5.1 million increase, and lower operating costs, which accounted for an additional $2.2 million increase.

Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline System increased $7.9 million period-to-period primarily due to higher transportation volumes, which increased 80 MBPD (net to our interest) when compared to the same period in 2017.

Gross operating margin from our crude oil marketing activities, excluding those attributable to our commercial activities on the Midland-to-ECHO Pipeline, decreased $67.2 million period-to-period primarily due to non-cash mark-to-market losses of $43.6 million for the six months ended June 30, 2018 compared to non-cash mark-to-market gains of $34.7 million for the same period in 2017.  As noted previously, the mark-to-market losses recognized by this business in 2018 are related to the widening of crude oil commodity prices differentials between the Midland, Texas and Cushing, Oklahoma markets.

Gross operating margin from our equity investment in the Seaway Pipeline decreased a net $13.3 million period-to-period primarily due to lower long-haul transportation revenues attributable to an increase in walk-up shipper volumes.  Transportation volumes for Seaway increased 75 MBPD period-to-period (net to our interest).

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross operating margin	$213.4	$194.4	$411.3	$365.3

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	13,654	12,232	13,343	11,934

Second Quarter of 2018 Compared to Second Quarter of 2017.  Gross operating margin from our Natural Gas Pipelines & Services segment for the second quarter of 2018 increased a net $19.0 million when compared to the second quarter of 2017.

Gross operating margin from our Permian Basin Gathering System increased $9.8 million quarter-to-quarter primarily due to an 87 BBtus/d increase in natural gas gathering volumes, which accounted a $6.4 million increase, and higher average gathering fees, which accounted for an additional $2.9 million increase.  Gross operating margin from our Texas Intrastate System increased a net $9.5 million quarter-to-quarter primarily due to higher firm capacity reservation and other fees, which accounted for a $15.0 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $4.9 million decrease.  Transportation volumes on our Texas Intrastate System increased 66 BBtus/d quarter-to-quarter.  Gross operating margin from our BTA Gathering System in East Texas increased $2.6 million quarter-to-quarter primarily due to an increase in gathering volumes of 85 BBtus/d.

With respect to our Louisiana assets, gross operating margin from our Haynesville Gathering System increased $4.9 million quarter-to-quarter primarily due to higher gathering volumes of 296 BBtus/d quarter-to-quarter whereas gross operating margin from our Acadian Gas System decreased $15.4 million quarter-to-quarter primarily due to $17.4 million of proceeds received in connection with a legal settlement in the second quarter of 2017. Transportation volumes for the Acadian Gas System increased 615 BBtus/d quarter-to-quarter, with the Haynesville Extension pipeline accounting for 524 BBtus/d of the increase.

Gross operating margin from our San Juan Gathering System increased $2.9 million quarter-to-quarter primarily due to higher natural gas sales margins.  Gross operating margin from our Piceance Basin Gathering System increased $0.7 million quarter-to-quarter primarily due to a 107 BBtus/d increase in gathering volumes.

Gross operating margin from our natural gas marketing activities increased $3.8 million quarter-to-quarter primarily due to higher mark-to-market earnings, which accounted for $1.7 million of the increase, and higher average sales margins, which accounted for an additional $1.4 million increase.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from our Natural Gas Pipelines & Services segment for the six months ended June 30, 2018 increased a net $46.0 million when compared to the six months ended June 30, 2017.

Gross operating margin from our Texas Intrastate System increased a net $19.1 million period-to-period primarily due to higher firm capacity reservation and other fees, which accounted for a $27.8 million increase, partially offset by higher maintenance and other operating costs, which accounted for an $8.6 million decrease.  Transportation volumes on our Texas Intrastate System increased 55 BBtus/d period-to-period.  Gross operating margin from our Permian Basin Gathering System increased $9.5 million period-to-period primarily due to a 103 BBtus/d increase in natural gas gathering volumes.  Gross operating margin from our BTA Gathering System, which we acquired in April 2017, increased $7.5 million period-to-period.

Gross operating margin from our Haynesville Gathering System increased $11.1 million period-to-period primarily due to higher gathering volumes, which accounted for $5.6 million of the increase, and higher treating revenues, which accounted for an additional $3.4 million increase.  Gross operating margin from our Acadian Gas System decreased a net $15.6 million period-to-period primarily due to the $17.4 million gain previously described that was recorded in the second quarter of 2017, partially offset by higher average firm capacity reservation fees on the Haynesville Extension pipeline, which accounted for a $4.2 million increase.  Transportation volumes for the Haynesville Extension pipeline, which is a component of the Acadian Gas System, increased 463 BBtus/d and volumes for the Haynesville Gathering System increased 312 BBtus/d.

Gross operating margin from our Jonah and Piceance Basin Gathering Systems increased a combined $5.5 million period-to-period primarily due to a 260 BBtus/d increase in gathering volumes, which accounted for an $8.2 million increase, partially offset by lower average gathering fees, which accounted for a $2.1 million decrease.  Gross operating margin from our San Juan Gathering System increased $5.1 million period-to-period primarily due to an increase in natural gas sales margins.

Gross operating margin from our natural gas marketing activities increased $2.6 million period-to-period primarily due to higher sales volumes.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Segment gross operating margin:
Propylene production and related activities	$126.5	$62.0	$255.9	$130.6
Butane isomerization and related operations	26.1	18.2	50.8	29.1
Octane enhancement and related plant operations	49.5	38.6	81.9	57.5
Refined products pipelines and related activities	72.1	69.5	153.0	146.2
Marine transportation and other	7.6	0.1	12.1	6.8
Total	$281.8	$188.4	$553.7	$370.2

Selected volumetric data:
Propylene plant production volumes (MBPD)	100	81	98	81
Butane isomerization volumes (MBPD)	116	116	115	104
Standalone DIB processing volumes (MBPD)	89	81	83	82
Octane additive and related plant production volumes (MBPD)	30	30	28	25
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	771	800	810	813
Refined products and petrochemical marine terminal volumes (MBPD)	350	471	359	435

Propylene production and related activities
Second Quarter of 2018 Compared to Second Quarter of 2017. Gross operating margin from propylene production and related marketing activities for the second quarter of 2018 increased $64.5 million when compared to the second quarter of 2017.  Gross operating margin from our PDH facility, which completed its commissioning (or start up) phase and began full commercial operations in the second quarter of 2018, was $46.2 million for the second quarter of 2018 on plant production volumes, including by-products, of 26 MBPD.  Additionally, gross operating margin from our Mont Belvieu propylene fractionation plants increased $16.1 million quarter-to-quarter primarily due to higher average propylene sales margins.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from propylene production and related marketing activities for the six months ended June 30, 2018 increased $125.3 million when compared to the six months ended June 30, 2017. Gross operating margin from our PDH facility was $51.8 million for the six months ended June 30, 2018.   Propylene production volumes for the PDH facility, including by-products, averaged 20 MBPD for the six months ended June 30, 2018, which includes volumes for the first quarter of 2018 when the facility was still in its commissioning phase.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased $57.7 million period-to-period primarily due to higher average propylene sales margins.

Butane isomerization and related operations
Second Quarter of 2018 Compared to Second Quarter of 2017.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for the second quarter of 2018 increased $7.9 million when compared to the second quarter of 2017 primarily due to higher average by-product sales prices in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from butane isomerization and DIB operations for the six months ended June 30, 2018 increased $21.7 million when compared to the six months ended June 30, 2017. The increase in gross operating margin period-to-period is primarily due to higher by-product average sales prices and volumes, which accounted for an $11.1 million and $5.8 million increase, respectively.

Octane enhancement and related operations
Second Quarter of 2018 Compared to Second Quarter of 2017.  Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the second quarter of 2018 increased a combined $10.9 million when compared to the second quarter of 2017 primarily due to higher average sales margins, which accounted for a $6.0 million increase, and higher sales volumes, which accounted for an additional $5.7 million increase.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the six months ended June 30, 2018 increased a combined $24.4 million when compared to the six months ended June 30, 2017 primarily due to higher sales volumes, which accounted for $18.5 million of the period-to-period increase.

Refined products pipelines and related activities
Second Quarter of 2018 Compared to Second Quarter of 2017.  Gross operating margin from refined products pipelines and related marketing activities for the second quarter of 2018 increased a net $2.6 million when compared to the second quarter of 2017.  Gross operating margin from our TE Products Pipeline and related refined products terminals increased a net $6.6 million quarter-to-quarter primarily due to higher NGL transportation volumes, which accounted for a $9.6 million increase, partially offset by lower refined product and petrochemical transportation volumes, which accounted for a $2.7 million decrease.  NGL transportation volumes on our TE Products Pipeline increased 21 MBPD, while refined product and petrochemical transportation volumes decreased a combined 60 MBPD quarter-to-quarter.

Gross operating margin from our Houston Ship Channel and Beaumont refined products marine terminals decreased a combined $4.9 million quarter-to-quarter primarily due to lower storage revenues.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from refined products pipelines and related marketing activities for the six months ended June 30, 2018 increased $6.8 million when compared to the six months ended June 30, 2017.  Gross operating margin from our TE Products Pipeline and related refined products terminals increased a net $12.9 million period-to-period primarily due to higher NGL transportation volumes, which accounted for a $17.5 million increase, higher average transportation fees, which accounted for an additional $7.9 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $10.1 million decrease, and lower refined product and petrochemical volumes, which accounted for a $4.1 million decrease.  NGL transportation volumes on our TE Products Pipeline increased 19 MBPD, while refined product and petrochemical transportation volumes decreased a combined 47 MBPD period-to-period.

Gross operating margin from our Houston Ship Channel and Beaumont refined products marine terminals decreased a combined $8.5 million period-to-period primarily due to lower storage revenues.

Marine transportation and other
Second Quarter of 2018 Compared to Second Quarter of 2017.  Gross operating margin from marine transportation for the second quarter of 2018 increased $7.5 million when compared to the second quarter of 2017 primarily due to an increase in marine transportation revenues attributable to higher vessel utilization quarter-to-quarter.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.  Gross operating margin from marine transportation for the six months ended June 30, 2018 increased $5.3 million when compared to the six months ended June 30, 2017 primarily due to higher vessel utilization period-to-period.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At June 30, 2018, we had $3.59 billion of consolidated liquidity, which was comprised of $3.53 billion of available borrowing capacity under EPO’s revolving credit facilities and $57.9 million of unrestricted cash on hand.

We may issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at June 30, 2018 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Commercial Paper Notes	$1,970.0	$1,970.0	$--	$--	$--	$--	$--
Senior Notes	20,750.0	--	1,500.0	1,500.0	1,325.0	650.0	15,775.0
Junior Subordinated Notes	3,191.7	--	--	--	--	--	3,191.7
Total	$25,911.7	$1,970.0	$1,500.0	$1,500.0	$1,325.0	$650.0	$18,966.7

Expected Renewal of 364-Day Credit Agreement
In September 2017, EPO entered into a 364-Day Credit Agreement that matures in September 2018 and allows EPO to borrow up to $1.5 billion in revolving loans at a variable interest rate for a term of 364 days.   EPO expects to renew its 364-Day Credit Agreement during the third quarter of 2018 to extend its maturity date to September 2019. At June 30, 2018, there were no principal amounts outstanding under the existing 364-Day Credit Agreement.

Expected Redemption of Junior Subordinated Notes A
In July 2018, EPO notified its trustee and paying agent to redeem all of the $521.1 million outstanding principal amount of EPO’s Junior Subordinated Notes A.  These notes are redeemable at EPO’s election at par (i.e., at a redemption price equal to the outstanding principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon).   On a short term basis, the redemption of EPO’s Junior Subordinated Notes A is expected to be made using proceeds from the issuance of short term notes under EPO’s commercial paper program or borrowings under its revolving credit facilities. The average variable interest rate paid on the Junior Subordinated Notes A for the six months ended June 30, 2018 was 5.61%.  These notes bear a floating rate of three-month LIBOR plus approximately 3.7% and represent our highest cost variable-rate debt.

Increase in Amount Authorized under Commercial Paper Program
In June 2018, EPO increased the aggregate principal amount of short-term notes that it could issue (and have outstanding at any time) under its commercial paper program from $2.5 billion to $3.0 billion.  The commercial paper program enables us to access typically lower short-term interest rates, which allows us to manage working capital and our overall cost of capital.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by Enterprise Products Partners L.P.  As a back-stop to the commercial paper program, we intend to maintain a minimum available borrowing capacity under EPO’s Multi-Year Revolving Credit Facility equal to the outstanding aggregate principal amount of EPO’s commercial paper notes.

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

Issuance of Common Units

The following table summarizes the issuance of common units in connection with our distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”) for the six months ended June 30, 2018 (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Three months ended March 31, 2018:
Common units issued in connection with DRIP and EUPP	6,642,286	$177.0
Three months ended June 30, 2018:
Common units issued in connection with DRIP and EUPP	3,234,804	84.0
Total common units issued during the six months ended June 30, 2018	9,877,090	$261.0

DRIP and EUPP
We have a registration statement on file with the SEC in connection with our DRIP.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  After taking into account the number of common units issued under the DRIP through June 30, 2018, we have the capacity to issue an additional 71,108,301 common units under this plan.

Pursuant to the DRIP, privately held affiliates of EPCO purchased $100 million of our common units in connection with the distribution paid in February 2018 and an additional $106 million of our common units in connection with the distribution paid on August 8, 2018.

In addition to the DRIP, we have registration statements on file with the SEC in connection with our EUPP.  After taking into account the number of common units issued under the EUPP through June 30, 2018, we have the capacity to issue an additional 5,492,560 common units under this plan.

ATM Program
We have a registration statement on file with the SEC covering the issuance of up to $2.54 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our at-the-market (“ATM”) program.  No sales were made under this program during the six months ended June 30, 2018.  After taking into account the aggregate sales price of common units sold under the ATM program in periods prior to fiscal 2018, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $2.54 billion.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during the six months ended June 30, 2018 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes.

For additional information regarding our issuance of common units and related registration statements, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Restricted Cash

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  At June 30, 2018 and December 31, 2017, our restricted cash amounts were $283.6 million and $65.2 million, respectively.

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

Credit Ratings

As of August 1, 2018, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.

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

	For the Six Months Ended June 30,
	2018	2017
Net cash flows provided by operating activities	$2,697.8	$2,334.9
Cash used in investing activities	2,089.6	1,298.6
Cash used in financing activities	337.0	1,389.9

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

Comparison of Six Months Ended June 30, 2018 with Six Months Ended June 30, 2017
The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities.  Net cash flows provided by operating activities for the six months ended June 30, 2018 increased $362.9 million when compared to the same period in 2017.  The increase in cash provided by operating activities was primarily due to:

▪
a $651.0 million increase in cash resulting from higher partnership earnings in the six months ended June 30, 2018 compared to the same period in 2017 (after adjusting our $161.7 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); and

▪
a $22.5 million period-to-period increase in cash distributions received on earnings from unconsolidated affiliates primarily due to our investments in crude oil pipeline joint ventures; partially offset by

▪	a $310.6 million period-to-period decrease in cash primarily due to the timing of cash receipts and payments related to operations.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing activities.  Cash used for investing activities in the six months ended June 30, 2018 increased $791.0 million when compared to the same period in 2017 primarily due to:

▪
an $808.0 million period-to-period increase in spending for consolidated property, plant and equipment (see “Capital Spending” within this Part I, Item 2 for additional information regarding our capital spending program); and

▪	a $21.8 million period-to-period increase in investments in unconsolidated affiliates primarily related to our crude oil joint ventures; partially offset by

▪
a $41.7 million period-to-period decrease in net cash used for business combinations.  During the six months ended June 30, 2018, we used $150.6 million to acquire the remaining 50% equity interest in Delaware Processing.   For the same period in 2017, we used $191.4 million to acquire the BTA Gathering System and related assets.

Financing activities.  Cash used in financing activities for the six months ended June 30, 2018 decreased $1.05 billion when compared to the same period in 2017 primarily due to:

▪
a $915.2 million net cash inflow period-to-period attributable to the issuance of $2.7 billion in principal amount of senior and junior subordinated notes offset by the repayment of $1.78 billion in principal amount of senior and junior subordinated notes during the six months ended June 30, 2018 compared to no such issuances or repayments during the six months ended June 30, 2017.   In addition, net issuances under EPO’s commercial paper program were $214.3 million during the six months ended June 30, 2018 compared to net repayments of $331.4 million during the six months ended June 30, 2017; and

▪
a $206.6 million period-to-period increase in contributions from noncontrolling interests. In June 2018, an affiliate of Western acquired a noncontrolling 20% equity interest in our consolidated subsidiary that owns the Midland-to-ECHO Pipeline for $189.6 million in cash; partially offset by

▪
a $496.2 million period-to-period decrease in net cash proceeds from the issuance of common units.  We issued an aggregate 9,877,090 common units, which generated $261.0 million of net cash proceeds, in connection with our DRIP and EUPP during the six months ended June 30, 2018.  This compares to an aggregate 27,892,687 common units we issued in connection with our ATM, DRIP and EUPP during the six months ended June 30, 2017, which collectively generated $757.2 million of net cash proceeds; and

▪
an $89.5 million period-to-period increase in cash distributions paid to limited partners during the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit.

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

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to limited partners (1)	$673.8	$653.7	$1,574.5	$1,414.4
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	458.3	406.5	889.3	808.8
Add non-cash asset impairment and related charges	15.9	14.0	16.8	25.2
Add net losses or add net gains attributable to asset sales	(0.9)	0.3	(1.4)	--
Add cash proceeds from asset sales	1.5	1.2	2.6	3.2
Subtract gain on step acquisition of unconsolidated affiliate	(2.4)	--	(39.4)	--
Add changes in fair value of Liquidity Option Agreement (2)	8.9	18.6	16.4	24.1
Add or subtract changes in fair market value of derivative instruments	322.1	(23.6)	459.0	(43.9)
Add cash distributions received from unconsolidated affiliates (3)	131.1	127.4	253.5	229.9
Subtract equity in income of unconsolidated affiliates	(122.3)	(107.0)	(238.0)	(201.8)
Subtract sustaining capital expenditures (4)	(72.8)	(62.3)	(139.1)	(110.3)
Add deferred income tax expense or subtract benefit, as applicable	11.1	0.6	10.0	0.7
Other, net	6.5	22.5	17.2	30.2
Distributable cash flow	$1,430.8	$1,051.9	$2,821.4	$2,180.5

Total cash distributions paid to limited partners with respect to period	$940.2	$906.6	$1,873.7	$1,799.4

Cash distributions per unit declared by Enterprise GP with respect to period (5)	$0.4300	$0.4200	$0.8575	$0.8350

Total distributable cash flow retained by partnership with respect to period (6)	$490.6	$145.3	$947.7	$381.1

Distribution coverage ratio (7)	1.5x	1.2x	1.5x	1.2x

(1)   For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see “Consolidated Income Statements Highlights” within this Part I, Item 2.
(2)   For information regarding the Liquidity Option Agreement, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
(3)   Reflects both distributions received on earnings from unconsolidated affiliates and those attributable to a return of capital from unconsolidated affiliates. For information regarding our unconsolidated affiliates, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
(4)   Sustaining capital expenditures include cash payments and accruals applicable to the period.
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

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net cash flows provided by operating activities	$1,464.2	$1,459.3	$2,697.8	$2,334.9
Adjustments to reconcile net cash flows provided by operating activities to distributable cash flow:
Subtract sustaining capital expenditures	(72.8)	(62.3)	(139.1)	(110.3)
Add cash proceeds from asset sales	1.5	1.2	2.6	3.2
Net effect of changes in operating accounts	25.4	(370.9)	228.5	(82.1)
Other, net	12.5	24.6	31.6	34.8
Distributable cash flow	$1,430.8	$1,051.9	$2,821.4	$2,180.5

Capital Spending

We have approximately $5.2 billion of growth capital projects scheduled to be completed by the end of 2019.  These projects include the:

▪	completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes (third quarter of 2018);

▪	completion of the Shin Oak NGL Pipeline (second quarter of 2019);

▪	expansions of our Front Range and Texas Express NGL pipelines (second and fourth quarters of 2019, respectively);

▪	completion of our isobutane dehydrogenation (“iBDH”) unit (fourth quarter of 2019); and,

▪	completion of our ethylene export terminal (fourth quarter of 2019).

Our PDH facility completed its commissioning (or start up) phase and was placed into full commercial service in the second quarter of 2018.  In addition, the first processing train at our Orla natural gas processing facility entered service in May 2018.

Based on information currently available, we expect our total growth capital spending for 2018 to approximate $3.8 billion to $4.0 billion, which includes the $150.6 million we spent to acquire the remaining 50% equity interest in Delaware Processing.  We expect our sustaining capital expenditures for 2018 to approximate $315 million, of which $140.4 million was spent in the six months ended June 30, 2018.

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

The following table summarizes the primary elements of our capital spending for the periods indicated (dollars in millions):

	For the Six Months Ended June 30,
	2018	2017
Capital spending for property, plant and equipment: (1)
Growth capital projects (2)	$1,780.7	$1,003.6
Sustaining capital projects (3)	140.4	109.5
Total	$1,921.1	$1,113.1

Cash used for business combinations, net (4)	$149.7	$191.4

Investments in unconsolidated affiliates	$45.9	$24.1

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
(4)   Amount presented for the six months ended June 30, 2018 represents the acquisition of the remaining 50% ownership interest in our Delaware Processing joint venture, which closed on March 29, 2018.

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the six months ended June 30, 2018 involved projects to support crude oil, natural gas and NGL production from the Permian Basin, export activities at our Gulf Coast terminal and spending on our iBDH unit.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Six Months Ended June 30, 2018 with Six Months Ended June 30, 2017
Total capital spending increased $788.1 million period-to-period primarily due to increased cash used for growth capital projects.  Of the period-to-period increase in capital spending, the significant elements are as follows:

▪
Growth capital spending for projects to support Permian Basin production increased $488.8 million period-to-period.  We are in various stages of completion on multiple projects to support crude oil, natural gas and NGL production in the Permian Basin, including our Orla natural gas processing facility and related pipelines and the Shin Oak NGL Pipeline.

▪
Growth capital spending for projects to expand and support export activities at EHT increased $230.3 million period-to-period.  This amount includes $55.2 million of cash paid in April 2018 to acquire a 65-acre waterfront site located on the Houston Ship Channel that will serve as the next phase of expansion at EHT.

▪	Growth capital spending on our iBDH unit increased $177.0 million period-to-period.
▪
Growth capital spending to expand refined products capabilities at our Beaumont terminal increased $36.0 million period-to-period.  These projects are expected to be completed in phases through the first quarter of 2019.

▪	Growth capital spending at our Mont Belvieu complex for our PDH facility and ninth NGL fractionator decreased $165.0 million period-to-period.
▪
Net cash used for business combinations decreased $41.7 million period-to-period.  During the six months ended June 30, 2018, we used $150.6 million to acquire the remaining 50% equity interest in Delaware Processing.  For the same period in 2017, we used $191.4 million to acquire the BTA Gathering System and related assets.

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

The following table summarizes our pipeline integrity costs, including those attributable to DOT regulations, for the periods presented (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Recognized in operating costs and expenses	$27.3	$17.0	$44.3	$32.3
Reflected as a component of sustaining capital expenditures	12.9	13.1	20.6	21.3
Total	$40.2	$30.1	$64.9	$53.6

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

Other Items

Contractual Obligations

Our consolidated principal debt obligations at June 30, 2018 were approximately $25.91 billion compared to $24.78 billion at December 31, 2017.  For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding our consolidated debt obligations.

During the first six months of 2018, we entered into long-term product purchase commitments for crude oil with third party suppliers in order to meet future physical delivery obligations on our various systems.  On a combined basis, these agreements increased our estimated long-term purchase obligations by approximately $1.2 billion over the next five years and $1.7 billion overall.  Apart from these new agreements, there have been no other material changes in our consolidated purchase obligations since those reported in our 2017 Form 10-K.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2018 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	16.2	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (million barrels (“MMBbls”))	0.9	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	0.9	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	49.9	n/a	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	64.1	n/a	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Refined products marketing:
Forecasted purchase of refined products (MMBbls)	0.9	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.2	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.1	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	9.1	4.1	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	9.9	4.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	92.5	2.9	Mark-to-market
Refined products risk management activities (MMBbls) (4)	1.4	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	68.5	29.0	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, November 2018 and December 2020, respectively.
(3)   Current and long-term volumes include 45.8 Bcf and 0.8 Bcf, respectively, of physical derivative instruments that are predominantly priced at a market-based index plus a premium or minus a discount related to location differences.
(4)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At June 30, 2018, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	June 30, 2018	July 16, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(13.9)	$(7.1)	$(4.9)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(16.9)	(8.1)	(5.1)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(10.8)	(6.2)	(4.7)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	June 30, 2018	July 16, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(76.4)	$(1.7)	$(13.8)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(126.1)	(22.6)	(63.7)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(26.8)	19.2	36.2

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	June 30, 2018	July 16, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(65.5)	$(521.6)	$(477.5)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(109.4)	(597.7)	(549.6)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(21.6)	(445.4)	(405.4)

The derivative liability for our crude oil marketing hedges increased from $65.5 million at December 31, 2017 to $521.6 million at June 30, 2018, which resulted in a $456.1 million decrease in the fair value of the crude oil marketing portfolio for the six months ended June 30, 2018. The derivative liability for the portfolio improved to $477.5 million at July 16, 2018 primarily due to the expiration of basis swap instruments since June 30, 2018.  As noted in our discussion of results for the Crude Oil Pipelines & Services segment (Midland-to-ECHO Pipeline and related commercial activities), we entered into hedges of the crude oil commodity price differentials between the Midland and Houston markets and the Midland and Cushing markets.  The mark-to-market losses we recognized during the three and six months ended June 30, 2018 were primarily due to the widening of the basis spreads between the Midland and Houston and Cushing markets.

Assuming no changes subsequent to June 30, 2018 in the variables underlying the portfolio’s fair value, the derivative liability of $521.6 million at June 30, 2018 would be reversed upon cash settlement of the hedges, which would create unrealized mark-to-market gains and other comprehensive income as follows in the periods indicated (dollars in millions):

Third quarter of 2018	$158.8
Fourth quarter of 2018	198.5
Calendar year 2019	142.6
Calendar year 2020	6.2
Total mark-to-market gains	$506.1
Total other comprehensive income	15.5
Total comprehensive income	$521.6

As the non-cash mark-to-market gains attributable to the financial hedges are recognized in earnings, the corresponding actual losses on the financial hedges and related gains on the physical transactions will be simultaneously realized.

At June 30, 2018, approximately 50% of the Midland-to-ECHO Pipeline’s uncommitted capacity available to us through 2020 was not hedged, thus providing us with potential upside to widening or downside to narrowing market spreads.   The value of this unhedged capacity was approximately $363.8 million assuming that we hedged all such capacity at the prevailing crude oil commodity price differentials between Midland and Houston as of June 30, 2018.

The posting of additional cash may be required to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  Our restricted cash balance increased from $283.6 million at June 30, 2018 to $316.0 million at July 16, 2018.  In addition, we posted $238.3 million of cash and $85.0 million under stand-by letters of credit in connection with margin requirements on the Chicago Mercantile Exchange through July 16, 2018. The increase in restricted cash and other cash postings since June 30, 2018 is primarily due to changes in the initial margin requirements and fair value of our crude oil marketing transportation hedges.

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

With respect to the tabular data below, the portfolio’s estimated economic value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.

The following table summarizes our portfolio of 30-year forward starting swaps outstanding at June 30, 2018.  Forward starting swaps hedge the expected underlying benchmark interest rates related to future issuances of debt.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward starting swap portfolio at the dates indicated (dollars in millions):

		Forward Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	June 30, 2018	July 16, 2018
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(0.1)	$13.0	$12.4
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	13.8	22.3	21.6
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	(15.1)	3.0	2.4

As a result of market conditions in January 2018, we elected to terminate $100 million notional amount of the forward starting swaps that were outstanding at December 31, 2017, which resulted in cash proceeds totaling $1.5 million for the first quarter of 2018.

In January 2018, we sold swaptions related to our interest rate hedging activities that resulted in the recognition of $7.2 million of cash gains that were reflected as a reduction in interest expense for the first quarter of 2018.  Likewise, in April 2018, we sold swaptions related to our interest rate hedging activities that resulted in the recognition of $11.8 million of cash gains that were reflected as a reduction in interest expense for the second quarter of 2018.  The January 2018 swaptions expired in March 2018 and the April 2018 swaptions expired in June 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In February 2018, we received a Notice of Violation from the New Mexico Environment Department (“NMED”) for air permit violations at our South Eddy Cryo Plant in New Mexico. Based on subsequent discussions with the NMED, the eventual resolution of this matter may result in monetary sanctions in excess of $0.1 million. We do not expect such expenditures to be material to our consolidated financial statements.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Issuance of Unregistered Securities

On April 5, 2018, we issued 1,223,242 common units to an unaffiliated third party in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (pursuant to Section 4(a)(2) thereof), in connection with our acquisition of certain waterfront property on the Houston Ship Channel.  The agreement pursuant to which we issued these common units contained customary representations, warranties and covenants, including the certification of facts relating to the availability of the exemption described above.

Other than as described above, there were no sales of unregistered equity securities during the period ended June 30, 2018.

Issuer Purchases of Equity Securities

The following table summarizes our repurchase activity during the six months ended June 30, 2018 in connection with the vesting of phantom unit awards:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 2018 (1)	2,559	$27.73	--	--
February 2018 (2)	945,409	$26.40	--	--
March 2018 (3)	1,810	$25.68	--	--
May 2018 (4)	34,827	$26.85	--	--

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
(4)   Of the 115,115 phantom unit awards that vested in May 2018 and converted to common units, 34,827 units were sold back to us by employees to cover related withholding tax requirements.

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

2.14
Amendment No. 1 dated as of June 6, 2018 to Contribution and Purchase Agreement, by and among Enterprise Products Partners L.P., Oiltanking Holding Americas, Inc., Enterprise Products Holdings LLC and Marquard & Bahls, AG (incorporated by reference to Exhibit 2.2 to Form 8-K filed June 12, 2018).

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

4.8
Amended and Restated Eighth Supplemental Indenture, dated as of August 25, 2006, among Enterprise Products Operating L.P., as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 25, 2006).

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

4.32
Form of Global Note representing an aggregate of $550.0 million principal amount of Junior Subordinated Notes due 2066 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.2 to Form 8-K filed August 25, 2006).

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

12.1#	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2018 and each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2018.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2018.
31.3#	Sarbanes-Oxley Section 302 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2018.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2018.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for six months ended June 30, 2018.
32.3#	Sarbanes-Oxley Section 906 certification of Bryan F. Bulawa for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2018.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2018.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President – Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner