Form 10-Q
period 2018-09-30
ENTERPRISE PRODUCTS PARTNERS L P
filed 2018-11-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

There were 2,182,661,550 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2018.  Our common units trade on the New York Stock Exchange under the ticker symbol “EPD.”

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$30.2	$5.1
Restricted cash	248.9	65.2
Accounts receivable – trade, net of allowance for doubtful accounts of $12.2 at September 30, 2018 and $12.1 at December 31, 2017	4,222.9	4,358.4
Accounts receivable – related parties	1.6	1.8
Inventories	2,335.8	1,609.8
Derivative assets	236.6	153.4
Prepaid and other current assets	609.9	312.7
Total current assets	7,685.9	6,506.4
Property, plant and equipment, net	37,802.9	35,620.4
Investments in unconsolidated affiliates	2,603.4	2,659.4
Intangible assets, net of accumulated amortization of $1,693.4 at September 30, 2018 and $1,564.8 at December 31, 2017 (see Note 6)	3,654.2	3,690.3
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	260.6	196.4
Total assets	$57,752.2	$54,418.1

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$3,405.5	$2,855.0
Accounts payable – trade	1,153.2	801.7
Accounts payable – related parties	136.2	127.3
Accrued product payables	5,149.8	4,566.3
Accrued interest	190.5	358.0
Derivative liabilities	487.1	168.2
Other current liabilities	400.0	418.6
Total current liabilities	10,922.3	9,295.1
Long-term debt (see Note 7)	22,508.5	21,713.7
Deferred tax liabilities	68.4	58.5
Other long-term liabilities	747.2	578.4
Commitments and contingencies (see Note 16)
Equity: (see Note 8)
Partners’ equity:
Limited partners:
Common units (2,182,661,550 units outstanding at September 30, 2018 and 2,161,089,479 units outstanding at December 31, 2017)	23,380.4	22,718.9
Accumulated other comprehensive loss	(307.3)	(171.7)
Total partners’ equity	23,073.1	22,547.2
Noncontrolling interests	432.7	225.2
Total equity	23,505.8	22,772.4
Total liabilities and equity	$57,752.2	$54,418.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Third parties	$9,571.7	$6,874.4	$27,257.4	$20,781.7
Related parties	14.2	12.5	94.5	33.2
Total revenues (see Note 9)	9,585.9	6,886.9	27,351.9	20,814.9
Costs and expenses:
Operating costs and expenses:
Third parties	7,643.4	5,773.8	22,722.0	17,313.0
Related parties	358.5	306.0	1,054.6	830.2
Total operating costs and expenses	8,001.9	6,079.8	23,776.6	18,143.2
General and administrative costs:
Third parties	15.3	11.0	57.5	47.7
Related parties	37.4	30.3	99.6	89.7
Total general and administrative costs	52.7	41.3	157.1	137.4
Total costs and expenses (see Note 10)	8,054.6	6,121.1	23,933.7	18,280.6
Equity in income of unconsolidated affiliates	112.0	113.4	350.0	315.2
Operating income	1,643.3	879.2	3,768.2	2,849.5
Other income (expense):
Interest expense	(279.5)	(243.9)	(806.2)	(739.0)
Change in fair market value of Liquidity Option Agreement (see Note 16)	(18.5)	(8.9)	(34.9)	(33.0)
Gain on step acquisition of unconsolidated affiliate (see Note 11)	--	--	39.4	--
Other, net	0.3	0.3	1.3	0.9
Total other expense, net	(297.7)	(252.5)	(800.4)	(771.1)
Income before income taxes	1,345.6	626.7	2,967.8	2,078.4
Provision for income taxes	(11.0)	(5.4)	(34.5)	(20.1)
Net income	1,334.6	621.3	2,933.3	2,058.3
Net income attributable to noncontrolling interests	(21.4)	(10.4)	(45.6)	(33.0)
Net income attributable to limited partners	$1,313.2	$610.9	$2,887.7	$2,025.3

Earnings per unit: (see Note 12)
Basic earnings per unit	$0.60	$0.28	$1.32	$0.94
Diluted earnings per unit	$0.60	$0.28	$1.32	$0.94

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$1,334.6	$621.3	$2,933.3	$2,058.3
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	(145.8)	(177.8)	(156.0)	(2.6)
Reclassification of gains to net income	(53.5)	(10.1)	(28.8)	(49.0)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	6.1	(0.3)	20.7	(4.8)
Reclassification of losses to net income	9.1	10.3	29.0	29.9
Total cash flow hedges	(184.1)	(177.9)	(135.1)	(26.5)
Other	--	--	(0.5)	(0.1)
Total other comprehensive loss	(184.1)	(177.9)	(135.6)	(26.6)
Comprehensive income	1,150.5	443.4	2,797.7	2,031.7
Comprehensive income attributable to noncontrolling interests	(21.4)	(10.4)	(45.6)	(33.0)
Comprehensive income attributable to limited partners	$1,129.1	$433.0	$2,752.1	$1,998.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$2,933.3	$2,058.3
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,360.5	1,221.4
Asset impairment and related charges (see Note 14)	21.4	35.2
Equity in income of unconsolidated affiliates	(350.0)	(315.2)
Distributions received on earnings from unconsolidated affiliates	345.7	316.2
Net gains attributable to asset sales	(8.1)	(1.1)
Deferred income tax expense	9.3	1.1
Change in fair market value of derivative instruments	254.9	(14.2)
Change in fair market value of Liquidity Option Agreement	34.9	33.0
Gain on step acquisition of unconsolidated affiliate (see Note 11)	(39.4)	--
Net effect of changes in operating accounts (see Note 17)	(261.9)	(512.1)
Other operating activities	(25.3)	(2.7)
Net cash flows provided by operating activities	4,275.3	2,819.9
Investing activities:
Capital expenditures	(3,004.2)	(2,118.2)
Cash used for business combinations, net of cash received (see Note 11)	(150.6)	(198.7)
Investments in unconsolidated affiliates	(95.1)	(32.8)
Distributions received for return of capital from unconsolidated affiliates	47.0	36.8
Proceeds from asset sales	24.1	6.2
Other investing activities	(4.0)	2.8
Cash used in investing activities	(3,182.8)	(2,303.9)
Financing activities:
Borrowings under debt agreements	67,086.3	53,150.4
Repayments of debt	(65,742.1)	(52,133.2)
Debt issuance costs	(25.2)	(24.0)
Cash distributions paid to limited partners (see Note 8)	(2,782.9)	(2,660.4)
Cash payments made in connection with distribution equivalent rights	(13.2)	(11.2)
Cash distributions paid to noncontrolling interests	(50.9)	(35.4)
Cash contributions from noncontrolling interests (see Note 8)	222.0	0.4
Net cash proceeds from the issuance of common units (see Note 8)	449.4	877.2
Other financing activities	(27.1)	2.3
Cash used in financing activities	(883.7)	(833.9)
Net change in cash and cash equivalents, including restricted cash	208.8	(317.9)
Cash and cash equivalents, including restricted cash, at beginning of period	70.3	417.6
Cash and cash equivalents, including restricted cash, at end of period	$279.1	$99.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(Dollars in millions)

	Partners’ Equity
For the Three Months Ended September 30, 2018:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, June 30, 2018	$22,794.8	$(123.2)	$418.9	$23,090.5
Net income	1,313.2	--	21.4	1,334.6
Cash distributions paid to limited partners	(935.6)	--	--	(935.6)
Cash payments made in connection with distribution equivalent rights	(4.6)	--	--	(4.6)
Cash distributions paid to noncontrolling interests	--	--	(22.6)	(22.6)
Cash contributions from noncontrolling interests	--	--	15.1	15.1
Net cash proceeds from the issuance of common units	188.4	--	--	188.4
Common units issued in connection with employee compensation	--	--	--	--
Common units issued in connection with land acquisition	--	--	--	--
Amortization of fair value of equity-based awards	24.9	--	--	24.9
Cash flow hedges	--	(184.1)	--	(184.1)
Other	(0.7)	--	(0.1)	(0.8)
Balance, September 30, 2018	$23,380.4	$(307.3)	$432.7	$23,505.8

	Partners’ Equity
For the Nine Months Ended September 30, 2018:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2017	$22,718.9	$(171.7)	$225.2	$22,772.4
Net income	2,887.7	--	45.6	2,933.3
Cash distributions paid to limited partners	(2,782.9)	--	--	(2,782.9)
Cash payments made in connection with distribution equivalent rights	(13.2)	--	--	(13.2)
Cash distributions paid to noncontrolling interests	--	--	(50.9)	(50.9)
Cash contributions from noncontrolling interests	--	--	222.0	222.0
Net cash proceeds from the issuance of common units	449.4	--	--	449.4
Common units issued in connection with employee compensation	39.1	--	--	39.1
Common units issued in connection with land acquisition	30.0	--	--	30.0
Amortization of fair value of equity-based awards	77.5	--	--	77.5
Cash flow hedges	--	(135.1)	--	(135.1)
Other	(26.1)	(0.5)	(9.2)	(35.8)
Balance, September 30, 2018	$23,380.4	$(307.3)	$432.7	$23,505.8

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests, see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)

	Partners’ Equity
For the Three Months Ended September 30, 2017:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, June 30, 2017	$22,788.8	$(128.7)	$220.1	$22,880.2
Net income	610.9	--	10.4	621.3
Cash distributions paid to limited partners	(902.6)	--	--	(902.6)
Cash payments made in connection with distribution equivalent rights	(4.0)	--	--	(4.0)
Cash distributions paid to noncontrolling interests	--	--	(12.3)	(12.3)
Cash contributions from noncontrolling interests	--	--	0.1	0.1
Net cash proceeds from the issuance of common units	120.0	--	--	120.0
Common units issued in connection with employee compensation	--	--	--	--
Amortization of fair value of equity-based awards	24.3	--	--	24.3
Cash flow hedges	--	(177.9)	--	(177.9)
Other	(0.2)	--	--	(0.2)
Balance, September 30, 2017	$22,637.2	$(306.6)	$218.3	$22,548.9

	Partners’ Equity
For the Nine Months Ended September 30, 2017:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2016	$22,327.0	$(280.0)	$219.0	$22,266.0
Net income	2,025.3	--	33.0	2,058.3
Cash distributions paid to limited partners	(2,660.4)	--	--	(2,660.4)
Cash payments made in connection with distribution equivalent rights	(11.2)	--	--	(11.2)
Cash distributions paid to noncontrolling interests	--	--	(35.4)	(35.4)
Cash contributions from noncontrolling interests	--	--	0.4	0.4
Net cash proceeds from the issuance of common units	877.2	--	--	877.2
Common units issued in connection with employee compensation	33.7	--	--	33.7
Amortization of fair value of equity-based awards	74.1	--	--	74.1
Cash flow hedges	--	(26.5)	--	(26.5)
Other	(28.5)	(0.1)	1.3	(27.3)
Balance, September 30, 2017	$22,637.2	$(306.6)	$218.3	$22,548.9

See Notes to Unaudited Condensed Consolidated Financial Statements. For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests, see Note 8.

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the “Board”) of Enterprise GP; (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) Dr. Ralph S. Cunningham.  Ms. Duncan Williams and Mr. Bachmann also currently serve as managers of Dan Duncan LLC along with W. Randall Fowler, who is also a director and the President and Chief Financial Officer of Enterprise GP.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at September 30, 2018.

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

Our results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results expected for the full year of 2018.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Under certain midstream service agreements, customers are required to provide a minimum volume over an agreed-upon period with a provision that allows the customer to make-up any volume shortfalls over an agreed-upon period (referred to as “make-up rights”).  Revenue pursuant to such agreements is initially deferred and subsequently recognized when either the make-up rights are exercised, the likelihood of the customer exercising the rights becomes remote, or we are otherwise released from the performance obligation.

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

Impact of ASU 2016-18 on Restricted Cash Disclosures
We adopted Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the fourth quarter of 2017 and applied this ASU retrospectively to the periods presented in our Unaudited Condensed Statements of Consolidated Cash Flows.  As a result, the decrease in restricted cash of $287.7 million was excluded from net cash used in investing activities for the nine months ended September 30, 2017.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$30.2	$5.1
Restricted cash	248.9	65.2
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$279.1	$70.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  The balance of restricted cash at September 30, 2018 consisted of initial margin requirements of $58.9 million and variation margin requirements of $190.0 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  See Note 14 for information regarding our derivative instruments and hedging activities.

Other Recent Accounting Developments
Lease accounting standard.  In February 2016, the FASB issued ASC 842, Leases (“ASC 842”), which requires substantially all leases to be recorded on the balance sheet. We will adopt the new standard on January 1, 2019 and apply it to (i) all new leases entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2019.  ASC 842 will supersede existing lease accounting guidance found under ASC 840, Leases (“ASC 840”).

The new standard introduces two lease accounting models, which result in a lease being classified as either a “finance” or “operating” lease on the basis of whether the lessee effectively obtains control of the underlying asset during the lease term.  A lease would be classified as a finance lease if it meets one of five classification criteria, four of which are generally consistent with current lease accounting guidance.  By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease.  Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a right-of-use (“ROU”) asset (representing a company’s right to use the underlying asset for a specified period of time) and a corresponding lease liability.  The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

The subsequent measurement of each type of lease varies. Finance leases will be accounted for using the effective interest method.  Under this approach, a lessee will amortize the ROU asset (generally on a straight-line basis in a manner similar to depreciation) and the discount on the lease liability (as a component of interest expense).  Operating leases will result in the recognition of a single lease expense amount that is recorded on a straight-line basis (or another systematic basis, as appropriate).

ASC 842 will result in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements. Upon adoption of ASC 842 on January 1, 2019, we expect to recognize a ROU asset and a corresponding lease liability based on the present value of then existing operating lease obligations. In addition, there are several key accounting policy elections that we will make upon adoption of ASC 842 including:

▪
We will not recognize ROU assets and lease liabilities for short-term leases and instead record them in a manner similar to operating leases under legacy lease accounting guidelines.  A short term lease is one with a maximum lease term of 12 months or less and does not include a purchase option the lessee is reasonably certain to exercise.

▪	We will not assess whether any expired or existing contracts are or contain leases or the lease classification for any existing or expired leases.

▪
The impact of adopting ASC 842 will be prospective beginning January 1, 2019.  We will not recast prior periods presented in our consolidated financial statements to reflect the new lease accounting guidance.

Based on current information, we forecast that our total remaining payment obligations under then existing operating leases will approximate $310 million (undiscounted) at January 1, 2019.   As a result, we expect to recognize an estimated $250 million ROU asset and a $250 million lease liability on our consolidated balance sheet based on discounted amounts.  These amounts would represent less than 1% of our total consolidated assets and liabilities, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value measurements.  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements related to fair value measurements.   The amendments will require incremental disclosures regarding uncertainties surrounding fair value measurements, including discussions of any interrelationships between significant unobservable inputs used to estimate Level 3 fair value measurements, and changes in unrealized gains and losses.  The amendments in this ASU are effective January 1, 2020, which is when we expect to apply the new requirements.  We are currently reviewing the effect of this ASU on our consolidated financial statements.

Credit losses.  In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology.   These changes are expected to result in the more timely recognition of losses.  The amendments in this ASU are effective January 1, 2020, which is when we expect to apply the new requirements to how the allowance for doubtful accounts is determined.  We are currently reviewing the effect of this ASU on our consolidated financial statements.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2018	December 31, 2017
NGLs	$1,658.6	$917.4
Petrochemicals and refined products	198.6	161.5
Crude oil	467.0	516.3
Natural gas	11.6	14.6
Total	$2,335.8	$1,609.8

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales (1)	$6,838.9	$5,049.6	$20,371.2	$15,116.4
Lower of cost or net realizable value adjustments recognized within cost of sales	1.7	1.7	4.3	7.7

(1)   Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	September 30, 2018	December 31, 2017
Plants, pipelines and facilities (1)	3-45 (5)	$41,939.8	$37,132.2
Underground and other storage facilities (2)	5-40 (6)	3,527.8	3,460.9
Transportation equipment (3)	3-10	181.1	177.1
Marine vessels (4)	15-30	814.1	803.8
Land		360.0	273.1
Construction in progress		2,769.9	4,698.1
Total		49,592.7	46,545.2
Less accumulated depreciation		11,789.8	10,924.8
Property, plant and equipment, net		$37,802.9	$35,620.4

(1)   Plants, pipelines and facilities include processing plants; NGL, natural gas, crude oil and petrochemical and refined products pipelines; terminal loading and unloading facilities; buildings; office furniture and equipment; laboratory and shop equipment and related assets. We placed a number of growth projects into service since December 31, 2017 including our propane dehydrogenation facility, the first processing train at our Orla natural gas processing facility, and our ninth NGL fractionator at Mont Belvieu.
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

In March 2018, we acquired the remaining 50% member interest of our Delaware Processing joint venture, which resulted in the consolidation of $200 million of property, plant and equipment.  See Note 11 for information regarding this recent acquisition.

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

See Note 19 regarding the sale of our Red River System in October 2018.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation expense (1)	$368.3	$327.5	$1,061.1	$966.1
Capitalized interest (2)	28.1	53.6	113.4	137.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
Property, plant and equipment at September 30, 2018 and December 31, 2017 includes $49.6 million and $39.9 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since January 1, 2018:

ARO liability balance, December 31, 2017	$86.7
Liabilities incurred	0.5
Liabilities settled	(1.9)
Revisions in estimated cash flows	11.4
Accretion expense	4.5
ARO liability balance, September 30, 2018	$101.2

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	Ownership Interest at September 30, 2018	September 30, 2018	December 31, 2017
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C.	13.1%	$24.7	$25.7
K/D/S Promix, L.L.C.	50%	31.2	30.9
Baton Rouge Fractionators LLC	32.2%	16.7	17.0
Skelly-Belvieu Pipeline Company, L.L.C.	50%	36.6	37.0
Texas Express Pipeline LLC	35%	328.6	314.4
Texas Express Gathering LLC	45%	44.7	35.9
Front Range Pipeline LLC	33.3%	175.7	165.7
Delaware Basin Gas Processing LLC (1)	100%	--	107.3
Crude Oil Pipelines & Services:
Seaway Crude Pipeline Company LLC	50%	1,370.3	1,378.9
Eagle Ford Pipeline LLC	50%	385.1	385.2
Eagle Ford Terminals Corpus Christi LLC	50%	104.4	75.1
Natural Gas Pipelines & Services:
White River Hub, LLC	50%	20.4	20.8
Old Ocean Pipeline, LLC	50%	1.6	--
Petrochemical & Refined Products Services:
Centennial Pipeline LLC	50%	59.5	60.8
Other	Various	3.9	4.7
Total investments in unconsolidated affiliates		$2,603.4	$2,659.4

(1) In March 2018, we acquired the remaining 50% membership interest in our Delaware Processing joint venture. See Note 11 for information regarding this recent acquisition.

In May 2018, we and Energy Transfer Partners, L.P. (“ETP”) formed Old Ocean Pipeline, LLC to facilitate the resumption of full service on the Old Ocean natural gas pipeline owned by ETP.  The 24-inch diameter Old Ocean Pipeline originates in Maypearl, Texas in Ellis County and extends south approximately 240 miles to Sweeny, Texas in Brazoria County.  ETP serves as operator of the pipeline.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NGL Pipelines & Services	$28.3	$18.8	$87.1	$53.3
Crude Oil Pipelines & Services	83.7	95.9	265.1	266.3
Natural Gas Pipelines & Services	2.1	0.9	4.7	2.8
Petrochemical & Refined Products Services	(2.1)	(2.2)	(6.9)	(7.2)
Total	$112.0	$113.4	$350.0	$315.2

Summarized Combined Financial Information of Unconsolidated Affiliates
Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income Statement Data:
Revenues	$439.1	$401.6	$1,296.4	$1,116.7
Operating income	258.0	249.3	789.8	682.8
Net income	256.9	247.5	785.6	688.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets
The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2018			December 31, 2017
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$457.3	$(198.4)	$258.9	$447.4	$(187.5)	$259.9
Contract-based intangibles	363.4	(233.1)	130.3	280.8	(218.4)	62.4
Segment total	820.7	(431.5)	389.2	728.2	(405.9)	322.3
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(161.8)	2,041.7	2,203.5	(127.0)	2,076.5
Contract-based intangibles	281.0	(203.5)	77.5	281.0	(171.0)	110.0
Segment total	2,484.5	(365.3)	2,119.2	2,484.5	(298.0)	2,186.5
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(439.9)	910.4	1,350.3	(417.1)	933.2
Contract-based intangibles	464.7	(385.8)	78.9	464.7	(379.5)	85.2
Segment total	1,815.0	(825.7)	989.3	1,815.0	(796.6)	1,018.4
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(50.3)	131.1	181.4	(45.9)	135.5
Contract-based intangibles	46.0	(20.6)	25.4	46.0	(18.4)	27.6
Segment total	227.4	(70.9)	156.5	227.4	(64.3)	163.1
Total intangible assets	$5,347.6	$(1,693.4)	$3,654.2	$5,255.1	$(1,564.8)	$3,690.3

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NGL Pipelines & Services	$9.2	$7.2	$25.6	$21.8
Crude Oil Pipelines & Services	20.7	22.6	67.3	68.0
Natural Gas Pipelines & Services	9.8	9.3	29.1	26.3
Petrochemical & Refined Products Services	2.2	2.3	6.6	7.0
Total	$41.9	$41.4	$128.6	$123.1

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2018	2019	2020	2021	2022
$36.8	$151.7	$140.7	$148.4	$144.6

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2017 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2018	December 31, 2017
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$2,707.6	$1,755.7
Senior Notes V, 6.65% fixed-rate, repaid April 2018	--	349.7
Senior Notes OO, 1.65% fixed-rate, repaid May 2018	--	750.0
Senior Notes N, 6.50% fixed-rate, due January 2019	700.0	700.0
364-Day Revolving Credit Agreement, variable-rate, due September 2019	--	--
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	--
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2022	--	--
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	--
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 6.65% fixed-rate, repaid April 2018	--	0.3
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	23,457.6	21,605.7
EPO Junior Subordinated Notes A, variable-rate, redeemed August 2018	--	521.1
EPO Junior Subordinated Notes B, fixed/variable-rate, redeemed March 2018	--	682.7
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	256.4	256.4
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	--
TEPPCO Junior Subordinated Notes, fixed/variable-rate, due June 2067	14.2	14.2
Total principal amount of senior and junior debt obligations	26,128.2	24,780.1
Other, non-principal amounts	(214.2)	(211.4)
Less current maturities of debt	(3,405.5)	(2,855.0)
Total long-term debt	$22,508.5	$21,713.7

(1)   Variable rate is reset quarterly and based on 3-month LIBOR plus 2.778%.
(2)   Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)   Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)   Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2018:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	1.50% to 2.50%	2.23%
Multi-Year Revolving Credit Facility	2.58% to 5.00%	3.37%
EPO Junior Subordinated Notes A (prior to redemption)	5.08% to 6.07%	5.71%
EPO Junior Subordinated Notes B (prior to redemption)	7.03%	7.03%
EPO Junior Subordinated Notes C	4.26% to 5.10%	4.80%

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at September 30, 2018 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Commercial Paper Notes	$2,707.6	$2,707.6	$--	$--	$--	$--	$--
Senior Notes	20,750.0	--	1,500.0	1,500.0	1,325.0	650.0	15,775.0
Junior Subordinated Notes	2,670.6	--	--	--	--	--	2,670.6
Total	$26,128.2	$2,707.6	$1,500.0	$1,500.0	$1,325.0	$650.0	$18,445.6

Parent-Subsidiary Guarantor Relationships
Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

Issuance of $3.0 Billion of Senior Notes in October 2018
In October 2018, EPO issued $3.0 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due February 2022, (ii) $1.0 billion principal amount of senior notes due October 2028 and (iii) $1.25 billion principal amount of senior notes due February 2049.  See Note 19 for information regarding this subsequent event and related use of proceeds.

Issuance of $2.0 Billion of Senior Notes and $700 Million of Junior Subordinated Notes in February 2018
In February 2018, EPO issued $2.7 billion aggregate principal amount of notes comprised of (i) $750 million principal amount of senior notes due February 2021 (“Senior Notes TT”), (ii) $1.25 billion principal amount of senior notes due February 2048 (“Senior Notes UU”) and (iii) $700 million principal amount of junior subordinated notes due February 2078 (“Junior Subordinated Notes F”).

Net proceeds from the February 2018 offerings were used by EPO for the temporary repayment of amounts outstanding under its commercial paper program, general company purposes, and the redemption of all $682.7 million outstanding aggregate principal amount of its Junior Subordinated Notes B.

Senior Notes TT were issued at 99.946% of their principal amount and have a fixed-rate interest rate of 2.80% per year.  Senior Notes UU were issued at 99.865% of their principal amount and have a fixed-rate interest rate of 4.25% per year.  Enterprise Products Partners L.P. has guaranteed the senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

The Junior Subordinated Notes F are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after February 15, 2028 at 100% of their principal amount, plus any accrued and unpaid interest thereon, and bear interest at a fixed rate of 5.375% per year through February 14, 2028.  Beginning February 15, 2028, the Junior Subordinated Notes F will bear interest at a floating rate based on a three-month LIBOR plus 2.57%, reset quarterly.  Enterprise Products Partners L.P. has guaranteed the Junior Subordinated Notes F through an unconditional guarantee on an unsecured and subordinated basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of Junior Subordinated Notes
In March 2018, EPO redeemed all of the $682.7 million outstanding aggregate principal amount of its Junior Subordinated Notes B at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.  This redemption was funded by EPO’s issuance of senior notes and junior subordinated notes in February 2018.

In August 2018, EPO redeemed all of the $521.1 million outstanding aggregate principal amount of its Junior Subordinated Notes A at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.  This redemption was funded by the issuance of short-term notes under EPO’s commercial paper program.

364-Day Revolving Credit Agreement
In September 2018, EPO entered into a 364-Day Revolving Credit Agreement that replaced its prior 364-day credit facility.  The new 364-Day Revolving Credit Agreement matures in September 2019. There are currently no principal amounts outstanding under this revolving credit agreement.

Under the terms of the new 364-Day Revolving Credit Agreement, EPO may borrow up to $2.0 billion (which may be increased by up to $200 million to $2.2 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as a non-revolving term loan for a period of one additional year, payable in September 2020. Borrowings under this revolving credit agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The new 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The credit agreement also restricts EPO’s ability to pay cash distributions to its parent, Enterprise Products Partners L.P., if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the new 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P.

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

Lender Financial Covenants
We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2018.

Letters of Credit
At September 30, 2018, EPO had $101.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Equity and Distributions

Limited Partner Common Units Outstanding
The following table summarizes changes in the number of our limited partner common units outstanding since December 31, 2017:

Common units outstanding at December 31, 2017	2,161,089,479
Common units issued in connection with DRIP and EUPP	6,642,286
Common units issued in connection with the vesting of phantom unit awards	3,170,861
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(949,778)
Common units issued in connection with employee compensation	1,443,586
Other	16,360
Common units outstanding at March 31, 2018	2,171,412,794
Common units issued in connection with DRIP and EUPP	3,234,804
Common units issued in connection with the vesting of phantom unit awards	115,115
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(34,827)
Common units issued in connection with land acquisition (see Note 4)	1,223,242
Common units outstanding at June 30, 2018	2,175,951,128
Common units issued in connection with DRIP and EUPP	6,600,486
Common units issued in connection with the vesting of phantom unit awards	151,692
Cancellation of treasury units acquired in connection with the vesting of equity-based awards	(41,756)
Common units outstanding at September 30, 2018	2,182,661,550

The net cash proceeds we received from the issuance of common units during the nine months ended September 30, 2018 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and revolving credit facilities and for general company purposes, including for growth capital expenditures.

We may issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital spending.

Active Registration Statements
Universal shelf registration statement.  We have a universal shelf registration statement (the “2016 Shelf”) on file with the SEC which allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  EPO issued $2.7 billion of senior and junior subordinated notes in February 2018 using the 2016 Shelf (see Note 7).  In addition, EPO issued $3.0 billion of senior notes in October 2018 using this registration statement (see Note 19).

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

During the nine months ended September 30, 2018, we did not issue any common units under the ATM program.  During the nine months ended September 30, 2017, we issued 21,807,726 common units under this program for aggregate gross cash proceeds of $603.1 million, resulting in total net cash proceeds of $597.3 million.

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

We issued a total of 16,073,974 common units under our DRIP during the nine months ended September 30, 2018, which generated net cash proceeds of $438.1 million.  Privately held affiliates of EPCO reinvested $206 million through the DRIP during the nine months ended September 30, 2018 (this amount being a component of the net cash proceeds presented).  During the nine months ended September 30, 2017, we issued 10,345,655 common units under our DRIP, which generated net cash proceeds of $269.9 million.  After taking into account the number of common units issued under the DRIP through September 30, 2018, we have the capacity to issue an additional 64,643,166 common units under this plan.

Employee unit purchase plan.  In addition to the DRIP, we have registration statements on file with the SEC in connection with our employee unit purchase plan (“EUPP”).  We issued 403,602 common units under our EUPP during the nine months ended September 30, 2018, which generated net cash proceeds of $11.3 million.  During the nine months ended September 30, 2017, we issued 364,934 common units under our EUPP, which generated net cash proceeds of $10.0 million.  After taking into account the number of common units issued under the EUPP through September 30, 2018, we may issue an additional 5,357,209 common units under this plan.

Common Units Issued in Connection With Employee Compensation
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

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2017	$(10.1)	$(165.1)	$3.5	$(171.7)
Other comprehensive income (loss) for period, before reclassifications	(156.0)	20.7	(0.5)	(135.8)
Reclassification of losses (gains) to net income during period	(28.8)	29.0	--	0.2
Total other comprehensive income (loss) for period	(184.8)	49.7	(0.5)	(135.6)
Accumulated Other Comprehensive Income (Loss), September 30, 2018	$(194.9)	$(115.4)	$3.0	$(307.3)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2016	$(83.8)	$(199.8)	$3.6	$(280.0)
Other comprehensive income (loss) for period, before reclassifications	(2.6)	(4.8)	(0.1)	(7.5)
Reclassification of losses (gains) to net income during period	(49.0)	29.9	--	(19.1)
Total other comprehensive income (loss) for period	(51.6)	25.1	(0.1)	(26.6)
Accumulated Other Comprehensive Income (Loss), September 30, 2017	$(135.4)	$(174.7)	$3.5	$(306.6)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$9.1	$10.3	$29.0	$29.9
Commodity derivatives	Revenue	(53.9)	(10.6)	(28.5)	(49.1)
Commodity derivatives	Operating costs and expenses	0.4	0.5	(0.3)	0.1
Total		$(44.4)	$0.2	$0.2	$(19.1)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions
The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated:

	Distribution Per Common Unit	Record Date	Payment Date
2017
1st Quarter	$0.4150	4/28/2017	5/8/2017
2nd Quarter	$0.4200	7/31/2017	8/7/2017
3rd Quarter	$0.4225	10/31/2017	11/7/2017
2018
1st Quarter	$0.4275	4/30/2018	5/8/2018
2nd Quarter	$0.4300	7/31/2018	8/8/2018
3rd Quarter	$0.4325	10/31/2018	11/8/2018

The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payment.  Management currently expects to recommend to the Board a quarterly cash distribution of $0.4350 with respect to the fourth quarter of 2018.

Noncontrolling Interests
In June 2018, pursuant to an option agreement, an affiliate of Western Gas Partners, LP (“Western”) acquired a noncontrolling 20% equity interest in our subsidiary, Whitethorn Pipeline Company LLC (“Whitethorn”), for approximately $189.6 million in cash.  Whitethorn owns the Midland-to-ECHO pipeline, which originates at our Midland, Texas terminal and extends 416 miles to our Sealy, Texas facility. This amount is a component of contributions from noncontrolling interests as presented on our Unaudited Condensed Statement of Consolidated Cash Flows for the nine months ended September 30, 2018.

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

Other
In May 2018, Apache Corporation (“Apache”) executed a long-term supply agreement with us whereby Apache would sell all of its NGL production from the Alpine High discovery to Enterprise.  Alpine High is a major hydrocarbon resource located in the Delaware Basin that encompasses rich natural gas (i.e., gas that has a high NGL content), dry natural gas and oil-bearing horizons.  In conjunction with the long-term NGL supply agreement, we granted Apache an option to acquire up to a 33% equity interest in our subsidiary that owns the Shin Oak NGL Pipeline, which is currently under construction and expected to be placed into service during the second quarter of 2019.  The option is exercisable once the pipeline is placed into commercial service and contingent upon the execution of associated definitive agreements.  In August 2018, Apache announced its intent to contribute the Shin Oak option to Altus Midstream Company, which would be majority-owned by Apache.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018 (1)	2017 (2)	2018 (1)	2017 (2)
NGL Pipelines & Services:
Sales of NGLs and related products	$3,898.2	$2,415.3	$9,324.5	$7,460.5
Midstream services	724.7	499.0	1,985.4	1,420.2
Total	4,622.9	2,914.3	11,309.9	8,880.7
Crude Oil Pipelines & Services:
Sales of crude oil	2,209.0	1,589.0	8,082.9	4,912.7
Midstream services	285.9	207.7	764.1	590.8
Total	2,494.9	1,796.7	8,847.0	5,503.5
Natural Gas Pipelines & Services:
Sales of natural gas	589.0	568.9	1,681.5	1,673.5
Midstream services	261.2	227.7	766.3	670.5
Total	850.2	796.6	2,447.8	2,344.0
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,408.9	1,194.2	4,111.6	3,519.4
Midstream services	209.0	185.1	635.6	567.3
Total	1,617.9	1,379.3	4,747.2	4,086.7
Total consolidated revenues	$9,585.9	$6,886.9	$27,351.9	$20,814.9

(1) Revenues are accounted for under ASC 606 upon implementation at January 1, 2018. (2) Revenues are accounted for under ASC 605 for historical periods prior to January 1, 2018.

Substantially all of our revenues are derived from contracts with customers as defined within ASC 606.  In total, product sales and midstream services accounted for 85% and 15%, respectively, of our consolidated revenues for the three and nine months ended September 30, 2018.  During the three and nine months ended September 30, 2017, product sales and midstream services accounted for 84% and 16%, respectively, of our consolidated revenues.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The additional service revenue recognized for the non-cash consideration increased our total revenues by approximately 2% for the nine months ended September 30, 2018 when compared to the amount of revenues we would have recognized under ASC 605 for the quarter.  Given the rapid turnover of our inventories of NGL products each month, we do not expect a significant change in our gross operating margin from natural gas processing and related NGL marketing activities as a result of the changes required by ASC 606.

Unbilled Revenue and Deferred Revenue
The following table provides information regarding our contract assets and contract liabilities at September 30, 2018:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$188.6
Unbilled revenue (noncurrent)	Other assets	--
Total		$188.6

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$94.4
Deferred revenue (noncurrent)	Other long-term liabilities	191.2
Total		$285.6

The following table presents significant changes in our unbilled revenue and deferred revenue balances during the nine months ended September 30, 2018:

	Unbilled Revenue	Deferred Revenue
Balance at January 1, 2018 (upon adoption of ASC 606)	$--	$224.7
Amount included in opening balance transferred to other accounts during period (1)	--	(83.5)
Amount recorded during period	224.1	334.3
Amounts recorded during period transferred to other accounts (1)	(37.7)	(189.9)
Amount recorded in connection with business combination	2.2	--
Balance at September 30, 2018	$188.6	$285.6

(1)   Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer. Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.

Remaining Performance Obligations
The following table presents estimated fixed consideration from contracts with customers that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts at September 30, 2018.  For a significant portion of our revenue, we bill customers a contractual rate for the services provided multiplied by the amount of volume handled in a given period.  We have the right to invoice the customer in the amount that corresponds directly with the value of our performance completed to date.  Therefore, we are not required to disclose information about the variable consideration of remaining performance obligations as we recognize revenue equal to the amount that we have the right to invoice.

Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
$816.6	$3,361.4	$3,036.9	$2,528.8	$2,050.0	$8,718.0	$20,511.7

Impact of Change in Accounting Policy – ASC 606 Transition Disclosures
The following information and tables are provided to summarize the material impacts of adopting ASC 606 on our consolidated financial statements for the three and nine months ended September 30, 2018.

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

Unaudited Condensed Consolidated Balance Sheet Information at September 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Assets
Accounts receivable – trade, net	$4,411.5	$(188.6)	$4,222.9
Prepaid and other current assets	$421.3	$188.6	$609.9
Property, plant and equipment, net	$37,727.7	$75.2	$37,802.9
Other assets	$260.6	$--	$260.6
Liabilities and Equity
Other long-term liabilities	$679.3	$67.9	$747.2
Partners' equity	$23,065.8	$7.3	$23,073.1

The impact of adoption of ASC 606 includes the reclassification of unbilled revenue amounts of $188.6 million from accounts receivable to other current assets.

Unaudited Condensed Consolidated Statement of Operations Information
   for the Three Months Ended September 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Revenues	$9,367.6	$218.3	$9,585.9
Costs and expenses:
Operating costs and expenses:	$7,786.1	$215.8	$8,001.9

Unaudited Condensed Consolidated Statement of Operations Information
   for the Nine Months Ended September 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Revenues	$26,853.2	$498.7	$27,351.9
Costs and expenses:
Operating costs and expenses:	$23,285.2	$491.4	$23,776.6

The impact of adopting ASC 606 on revenues for the three and nine months ended September 30, 2018 includes the recognition of $215.8 million and $491.4 million, respectively, of revenues from non-cash consideration (i.e., equity NGLs) earned when providing natural gas processing services and $2.5 million and $7.3 million, respectively, recognized in connection with CIACs.  Operating costs and expenses for the three and nine months ended September 30, 2018 includes $215.8 million and $491.4 million, respectively, attributable to cost of sales recognized when the equity NGL products are sold and delivered to customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Cash Flows Information
   for the Nine Months Ended September 30, 2018

	Impact of change in accounting policy
	Balances without adoption of ASC 606	Impact of adoption of ASC 606	As Reported
Operating activities:
Net income	$2,926.0	$7.3	$2,933.3
Net effect of changes in operating accounts	$(329.8)	$67.9	$(261.9)
Investing activities:
Contributions in aid of construction costs	$67.9	$(67.9)	$--

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income	$1,643.3	$879.2	$3,768.2	$2,849.5
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	429.4	383.9	1,249.0	1,139.3
Add asset impairment and related charges in operating costs and expenses	4.6	10.0	21.4	35.2
Subtract net gains attributable to asset sales in operating costs and expenses	(6.7)	(1.1)	(8.1)	(1.1)
Add general and administrative costs	52.7	41.3	157.1	137.4
Adjustments for make-up rights on certain new pipeline projects:
Add non-refundable payments received from shippers attributable to make-up rights (1)	6.5	(1.9)	14.8	19.7
Subtract the subsequent recognition of revenues attributable to make-up rights (2)	(6.2)	(7.0)	(42.4)	(22.9)
Total segment gross operating margin	$2,123.6	$1,304.4	$5,160.0	$4,157.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Gross operating margin by segment:
NGL Pipelines & Services	$1,063.1	$770.9	$2,861.7	$2,386.8
Crude Oil Pipelines & Services	594.2	190.4	867.0	691.7
Natural Gas Pipelines & Services	216.9	170.7	628.2	536.0
Petrochemical & Refined Products Services	249.4	172.4	803.1	542.6
Total segment gross operating margin	$2,123.6	$1,304.4	$5,160.0	$4,157.1

Summarized Segment Financial Information
Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended September 30, 2018	$4,616.7	$2,490.7	$846.4	$1,617.9	$--	$9,571.7
Three months ended September 30, 2017	2,911.1	1,790.7	793.3	1,379.3	--	6,874.4
Nine months ended September 30, 2018	11,295.1	8,777.2	2,437.9	4,747.2	--	27,257.4
Nine months ended September 30, 2017	8,871.9	5,489.1	2,334.0	4,086.7	--	20,781.7
Revenues from related parties:
Three months ended September 30, 2018	6.2	4.2	3.8	--	--	14.2
Three months ended September 30, 2017	3.2	6.0	3.3	--	--	12.5
Nine months ended September 30, 2018	14.8	69.8	9.9	--	--	94.5
Nine months ended September 30, 2017	8.8	14.4	10.0	--	--	33.2
Intersegment and intrasegment revenues:
Three months ended September 30, 2018	6,814.9	6,278.8	186.6	844.3	(14,124.6)	--
Three months ended September 30, 2017	5,055.1	2,552.9	220.1	426.4	(8,254.5)	--
Nine months ended September 30, 2018	19,384.4	27,683.6	522.5	2,241.6	(49,832.1)	--
Nine months ended September 30, 2017	19,572.0	9,410.6	635.2	1,230.8	(30,848.6)	--
Total revenues:
Three months ended September 30, 2018	11,437.8	8,773.7	1,036.8	2,462.2	(14,124.6)	9,585.9
Three months ended September 30, 2017	7,969.4	4,349.6	1,016.7	1,805.7	(8,254.5)	6,886.9
Nine months ended September 30, 2018	30,694.3	36,530.6	2,970.3	6,988.8	(49,832.1)	27,351.9
Nine months ended September 30, 2017	28,452.7	14,914.1	2,979.2	5,317.5	(30,848.6)	20,814.9
Equity in income (loss) of unconsolidated affiliates:
Three months ended September 30, 2018	28.3	83.7	2.1	(2.1)	--	112.0
Three months ended September 30, 2017	18.8	95.9	0.9	(2.2)	--	113.4
Nine months ended September 30, 2018	87.1	265.1	4.7	(6.9)	--	350.0
Nine months ended September 30, 2017	53.3	266.3	2.8	(7.2)	--	315.2
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At September 30, 2018	$14,847.7	$5,665.2	$8,325.2	$6,194.9	$2,769.9	$37,802.9
At December 31, 2017	13,831.2	5,208.4	8,375.0	3,507.7	4,698.1	35,620.4
Investments in unconsolidated affiliates: (see Note 5)
At September 30, 2018	658.2	1,859.8	22.0	63.4	--	2,603.4
At December 31, 2017	733.9	1,839.2	20.8	65.5	--	2,659.4
Intangible assets, net: (see Note 6)
At September 30, 2018	389.2	2,119.2	989.3	156.5	--	3,654.2
At December 31, 2017	322.3	2,186.5	1,018.4	163.1	--	3,690.3
Goodwill: (see Note 6)
At September 30, 2018	2,651.7	1,841.0	296.3	956.2	--	5,745.2
At December 31, 2017	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Segment assets:
At September 30, 2018	18,546.8	11,485.2	9,632.8	7,371.0	2,769.9	49,805.7
At December 31, 2017	17,539.1	11,075.1	9,710.5	4,692.5	4,698.1	47,715.3

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

Other Revenue and Expense Information
The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated revenues:
NGL Pipelines & Services	$4,622.9	$2,914.3	$11,309.9	$8,880.7
Crude Oil Pipelines & Services	2,494.9	1,796.7	8,847.0	5,503.5
Natural Gas Pipelines & Services	850.2	796.6	2,447.8	2,344.0
Petrochemical & Refined Products Services	1,617.9	1,379.3	4,747.2	4,086.7
Total consolidated revenues	$9,585.9	$6,886.9	$27,351.9	$20,814.9

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$6,838.9	$5,049.6	$20,371.2	$15,116.4
Other operating costs and expenses (1)	735.7	637.4	2,143.1	1,853.4
Depreciation, amortization and accretion	429.4	383.9	1,249.0	1,139.3
Asset impairment and related charges	4.6	10.0	21.4	35.2
Net gains attributable to asset sales	(6.7)	(1.1)	(8.1)	(1.1)
General and administrative costs	52.7	41.3	157.1	137.4
Total consolidated costs and expenses	$8,054.6	$6,121.1	$23,933.7	$18,280.6

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

Prior to this acquisition, we accounted for our investment using the equity method.  On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to Enterprise Products Partners L.P. and earnings per unit amounts for the three and nine months ended September 30, 2018 and 2017 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2017 rather than March 29, 2018.

At March 29, 2018, our 50% equity investment in Delaware Processing was recorded at $107.0 million.  Upon acquisition of the remaining 50% member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a non-cash $39.4 million gain, which is presented within Other Income on our Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018.

The results for this business will continue to be reported under the NGL Pipelines & Services business segment.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$1,313.2	$610.9	$2,887.7	$2,025.3
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(6.2)	(4.0)	(15.5)	(12.0)
Net income available to common unitholders	$1,307.0	$606.9	$2,872.2	$2,013.3

Basic weighted-average number of common units outstanding	2,179.9	2,151.1	2,173.8	2,140.7

Basic earnings per unit	$0.60	$0.28	$1.32	$0.94

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$1,313.2	$610.9	$2,887.7	$2,025.3

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,179.9	2,151.1	2,173.8	2,140.7
Phantom units (1)	10.6	9.5	10.6	9.3
Total	2,190.5	2,160.6	2,184.4	2,150.0

Diluted earnings per unit	$0.60	$0.28	$1.32	$0.94

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

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Equity-classified awards:
Phantom unit awards	$24.2	$23.1	$74.7	$69.4
Restricted common unit awards	--	--	--	0.5
Profits interest awards	1.2	1.4	3.8	4.5
Liability-classified awards	0.1	0.1	0.3	0.3
Total	$25.5	$24.6	$78.8	$74.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2018, all of the outstanding phantom unit awards were granted under the 2008 Plan.  The maximum number of common units authorized for issuance under the 2008 Plan was 45,000,000 at September 30, 2018.  This amount will automatically increase under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2019 and will continue to automatically increase annually on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  After giving effect to awards granted under the 2008 Plan through September 30, 2018, a total of 19,103,563 additional common units were available for issuance under this plan.

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

At September 30, 2018, substantially all of our phantom unit awards are expected to result in the issuance of common units upon vesting; therefore, the applicable awards are accounted for as equity-classified awards.  The grant date fair value of a phantom unit award is based on the market price per unit of our common units on the date of grant.  Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at January 1, 2018	9,289,501	$27.65
Granted (2)	4,988,081	$26.82
Vested	(3,437,668)	$28.59
Forfeited	(434,164)	$26.89
Phantom unit awards at September 30, 2018	10,405,750	$26.97

(1)   Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)   The aggregate grant date fair value of phantom unit awards issued during 2018 was $133.8 million based on a grant date market price of our common units ranging from $25.40 to $29.22 per unit. An estimated annual forfeiture rate of 3.2% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cash payments made in connection with DERs	$4.6	$4.0	$13.2	$11.2
Total intrinsic value of phantom unit awards that vested during period	4.5	1.6	89.6	67.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $130.3 million at September 30, 2018, of which our share of the cost is currently estimated to be $108.3 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

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

The following table summarizes key elements of each Employee Partnership at September 30, 2018:

Employee Partnership	Enterprise Common Units contributed to Employee Partnership by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return (2)	Expected Vesting/ Liquidation Date	Estimated Grant Date Fair Value of Profits Interest Awards (3)	Unrecognized Compensation Cost (4)

PubCo I	2,723,052	$63.7 million	$0.39	Feb. 2020	$13.0 million	$5.3 million
PubCo II	2,834,198	$66.3 million	$0.39	Feb. 2021	$14.9 million	$8.1 million
PubCo III	105,000	$2.5 million	$0.39	Apr. 2020	$0.5 million	$0.2 million
PrivCo I	1,111,438	$26.0 million	$0.39	Feb. 2021	$5.8 million	$0.6 million

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
(4)   Represents our expected share of the unrecognized compensation cost at September 30, 2018. We expect to recognize our share of the unrecognized compensation cost for PubCo I, PubCo II, PubCo III and PrivCo I over a weighted-average period of 1.4 years, 2.4 years, 1.5 years and 2.4 years, respectively.

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model to derive that portion of the estimated grant date fair value of the profits interest awards for each Employee Partnership:

	Expected	Risk-Free	Expected	Expected Unit
Employee	Life	Interest	Distribution	Price
Partnership	of Award	Rate	Yield	Volatility
PubCo I	4.0 years	0.9% to 2.7%	5.9% to 7.0%	19% to 40%
PubCo II	5.0 years	1.1% to 2.8%	5.9% to 7.0%	24% to 40%
PubCo III	4.0 years	1.0% to 2.2%	6.1% to 6.8%	27% to 40%
PrivCo I	5.0 years	1.2% to 1.6%	6.1% to 6.7%	28% to 40%

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

On January 1, 2018, we early adopted ASU 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.  Since the impact of the new guidance was not material to our consolidated financial statements, no transition adjustments were recorded. In accordance with ASU 2017-12 both the effective and ineffective portion of a cash flow hedge are initially reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings when the forecasted transaction affects earnings.

Interest Rate Hedging Activities
We may utilize interest rate swaps, forward starting swaps and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.

The following table summarizes our portfolio of forward starting swaps at September 30, 2018:

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

In October 2018, we elected to terminate the remaining $175 million notional amount of forward starting swaps outstanding at September 30, 2018 in connection with the issuance of $3.0 billion aggregate principal amount of senior notes (see Note 19). We received cash proceeds totaling $20.6 million in connection with these terminations.

We sold swaptions related to our interest rate hedging activities that resulted in the recognition of $7.2 million, $11.8 million and $10.4 million of cash gains that were reflected as a reduction in interest expense for the first, second and third quarters of 2018, respectively.

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

At September 30, 2018, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2018 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	11.2	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”))	0.2	0.1	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.1	0.2	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	2.3	0.4	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	36.8	0.2	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	60.0	0.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.2	n/a	Fair value hedge
Refined products marketing:
Forecasted purchase of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.7	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	13.7	4.1	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	20.2	4.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	89.7	2.5	Mark-to-market
NGL risk management activities (MMBbls) (4)	1.9	0.2	Mark-to-market
Refined products risk management activities (MMBbls) (4)	1.9	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	54.2	17.7	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, March 2019 and December 2020, respectively.
(3)   Current volumes include 33.3 Bcf of physical derivative instruments that are predominantly priced at a market-based index plus a premium or minus a discount related to location differences.
(4)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $53.3 million and $84.0 million at September 30, 2018 and December 31, 2017, respectively.  These amounts, which are presented in “Inventories” on our Unaudited Condensed Consolidated Balance Sheets, are inclusive of cumulative fair value hedging adjustments of $4.8 million and $7.0 million at September 30, 2018 and December 31, 2017, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items
The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$19.1	Current assets	$--	Current liabilities	$--	Current liabilities	$1.5
Interest rate derivatives	Other assets	--	Other assets	0.1	Other liabilities	--	Other liabilities	0.2
Total interest rate derivatives		19.1		0.1		--		1.7
Commodity derivatives	Current assets	210.5	Current assets	109.5	Current liabilities	348.5	Current liabilities	104.4
Commodity derivatives	Other assets	63.1	Other assets	6.4	Other liabilities	62.8	Other liabilities	6.8
Total commodity derivatives		273.6		115.9		411.3		111.2
Total derivatives designated as hedging instruments		$292.7		$116.0		$411.3		$112.9

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$7.0	Current assets	$43.9	Current liabilities	$138.6	Current liabilities	$62.3
Commodity derivatives	Other assets	2.8	Other assets	1.9	Other liabilities	10.6	Other liabilities	3.4
Total commodity derivatives		$9.8		$45.8		$149.2		$65.7

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2018:
Interest rate derivatives	$19.1	$--	$19.1	$--	$--	$--	$19.1
Commodity derivatives	283.4	--	283.4	(279.7)	--	--	3.7
As of December 31, 2017:
Interest rate derivatives	$0.1	$--	$0.1	$(0.1)	$--	$--	$--
Commodity derivatives	161.7	--	161.7	(157.8)	--	--	3.9

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2018:
Commodity derivatives	$560.5	$--	$560.5	$(279.7)	$--	$(279.2)	$1.6
As of December 31, 2017:
Interest rate derivatives	$1.7	$--	$1.7	$(0.1)	$--	$--	$1.6
Commodity derivatives	176.9	--	176.9	(157.8)	--	(17.3)	1.8

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate derivatives	Interest expense	$--	$0.3	$1.3	$(0.2)
Commodity derivatives	Revenue	(1.4)	(37.9)	3.2	(0.3)
Total		$(1.4)	$(37.6)	$4.5	$(0.5)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate derivatives	Interest expense	$--	$(0.3)	$(1.4)	$0.3
Commodity derivatives	Revenue	3.7	51.4	1.9	22.7
Total		$3.7	$51.1	$0.5	$23.0

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate derivatives	$6.1	$(0.3)	$20.7	$(4.8)
Commodity derivatives – Revenue (1)	(145.5)	(177.3)	(156.7)	1.7
Commodity derivatives – Operating costs and expenses (1)	(0.3)	(0.5)	0.7	(4.3)
Total	$(139.7)	$(178.1)	$(135.3)	$(7.4)

(1)   The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate derivatives	Interest expense	$(9.1)	$(10.3)	$(29.0)	$(29.9)
Commodity derivatives	Revenue	53.9	10.6	28.5	49.1
Commodity derivatives	Operating costs and expenses	(0.4)	(0.5)	0.3	(0.1)
Total		$44.4	$(0.2)	$(0.2)	$19.1

Over the next twelve months, we expect to reclassify $37.4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $194.5 million of losses attributable to commodity derivative instruments from accumulated other comprehensive loss to earnings, $192.4 million as a decrease in revenue and $2.1 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Commodity derivatives	Revenue	$21.8	$(15.5)	$(538.0)	$18.9
Commodity derivatives	Operating costs and expenses	(2.7)	(4.0)	(4.2)	(0.3)
Total		$19.1	$(19.5)	$(542.2)	$18.6

The $542.2 million loss recognized during the 2018 earnings from derivatives not designated as hedging instruments reflects $288.2 million of realized losses on such instruments.  In the aggregate, our unrealized mark-to-market losses for the nine months ended September 30, 2018 were $259.7 million inclusive of all derivative instrument types.   The following table summarizes the impact of net unrealized, mark-to-market losses on our gross operating margin by segment for the nine months ended September 30, 2018:

Unrealized mark-to-market gains (losses) by segment:
NGL Pipelines & Services	$8.0
Crude Oil Pipelines & Services	(267.4)
Natural Gas Pipelines & Services	0.9
Petrochemical & Refined Products Services	(1.2)
Total	$(259.7)

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

	At September 30, 2018 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$19.1	$--	$19.1
Commodity derivatives:
Value before application of CME Rule 814	140.5	284.0	5.9	430.4
Impact of CME Rule 814 change	(11.5)	(135.5)	--	(147.0)
Total commodity derivatives	129.0	148.5	5.9	283.4
Total financial assets	$129.0	$167.6	$5.9	$302.5

Financial liabilities:
Liquidity Option Agreement (see Note 16)	$--	$--	$368.8	$368.8
Interest rate derivatives	--	--	--	--
Commodity derivatives:
Value before application of CME Rule 814	183.7	827.5	3.3	1,014.5
Impact of CME Rule 814 change	(55.5)	(398.5)	--	(454.0)
Total commodity derivatives	128.2	429.0	3.3	560.5
Total financial liabilities	$128.2	$429.0	$372.1	$929.3

	At December 31, 2017 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$--	$0.1	$--	$0.1
Commodity derivatives:
Value before application of CME Rule 814	47.1	184.9	2.9	234.9
Impact of CME Rule 814 change	(47.1)	(26.1)	--	(73.2)
Total commodity derivatives	--	158.8	2.9	161.7
Total financial assets	$--	$158.9	$2.9	$161.8

Financial liabilities:
Liquidity Option Agreement (see Note 16)	$--	$--	$333.9	$333.9
Interest rate derivatives	--	1.7	--	1.7
Commodity derivatives:
Value before application of CME Rule 814	118.4	270.6	1.7	390.7
Impact of CME Rule 814 change	(118.4)	(95.4)	--	(213.8)
Total commodity derivatives	--	175.2	1.7	176.9
Total financial liabilities	$--	$176.9	$335.6	$512.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Nine Months Ended September 30,
	Location	2018	2017
Financial asset (liability) balance, net, January 1		$(332.7)	$(268.2)
Total gains (losses) included in:
Net income (1)	Revenue	(0.5)	0.7
Net income	Other expense, net	(7.5)	(5.5)
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	--	--
Settlements (1)	Revenue	(1.2)	(1.4)
Transfers out of Level 3		--	--
Financial asset (liability) balance, net, March 31		(341.9)	(274.4)
Total gains (losses) included in:
Net income (1)	Revenue	1.3	0.1
Net income	Other expense, net	(8.9)	(18.6)
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	--	0.1
Settlements (1)	Revenue	0.5	(0.7)
Transfers out of Level 3		--	--
Financial asset (liability) balance, net, June 30		(349.0)	(293.5)
Total gains (losses) included in:
Net income (1)	Revenue	(0.2)	0.3
Net income	Other expense, net	(18.5)	(8.9)
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	2.8	--
Settlements (1)	Revenue	(1.3)	(0.1)
Transfers out of Level 3		--	--
Financial asset (liability) balance, net, September 30		$(366.2)	$(302.2)

(1)   There were $1.5 million and $1.4 million of unrealized losses included in these amounts for the three and nine months ended September 30, 2018, respectively. There were unrealized gains of $0.2 million and unrealized losses of $1.1 million included in these amounts for the three and nine months ended September 30, 2017.

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at September 30, 2018:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$1.5	$1.5	Discounted cash flow	Forward commodity prices	$59.41-$73.56/barrel
Commodity derivatives – Propane	1.5	1.5	Discounted cash flow	Forward commodity prices	$0.91-$0.94/gallon
Commodity derivatives – Ethane	0.1	0.3	Discounted cash flow	Forward commodity prices	$0.38-$0.51/gallon
Commodity derivatives – Normal Butane	2.8	--	Discounted cash flow	Forward commodity prices	$1.06-$1.27/gallon
Total	$5.9	$3.3

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at September 30, 2018.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements
The following table summarizes our non-cash asset impairment charges for long-lived assets by segment during each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NGL Pipelines & Services	$1.3	$5.4	$13.7	$8.4
Crude Oil Pipelines & Services	--	1.8	0.3	2.4
Natural Gas Pipelines & Services	1.0	1.9	3.5	11.8
Petrochemical & Refined Products Services	1.6	0.6	3.1	0.6
Total	$3.9	$9.7	$20.6	$23.2

Impairment charges are primarily a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

Total asset impairment and related charges during the nine months ended September 30, 2018 and 2017 include impairment charges attributable to the write-down of spare parts classified as current assets of $0.8 million and $12.0 million, respectively.

Other Fair Value Information
The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $23.84 billion and $23.47 billion at September 30, 2018 and December 31, 2017, respectively.  The aggregate carrying value of these debt obligations was $23.15 billion and $21.48 billion at September 30, 2018 and December 31, 2017, respectively.  These values are based on quoted market prices for such debt or debt of similar terms and maturities (Level 2), our credit standing and the credit standing of our counterparties.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues – related parties:
Unconsolidated affiliates	$14.2	$12.5	$94.5	$33.2
Costs and expenses – related parties:
EPCO and its privately held affiliates	$285.9	$262.2	$802.8	$752.7
Unconsolidated affiliates	110.0	74.1	351.4	167.2
Total	$395.9	$336.3	$1,154.2	$919.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2018	December 31, 2017
Accounts receivable - related parties:
Unconsolidated affiliates	$1.6	$1.8

Accounts payable - related parties:
EPCO and its privately held affiliates	$95.2	$99.3
Unconsolidated affiliates	41.0	28.0
Total	$136.2	$127.3

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

At September 30, 2018, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
697,260,378	32%

Of the total number of units held by EPCO and its privately held affiliates, 108,222,618 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at September 30, 2018.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the nine months ended September 30, 2018 and 2017, we paid EPCO and its privately held affiliates cash distributions totaling $867.4 million and $835.5 million, respectively.

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under our DRIP and ATM program.  During the nine months ended September 30, 2018, privately held affiliates of EPCO reinvested $206 million through the DRIP.  See Note 8 for additional information regarding our DRIP.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating costs and expenses	$246.6	$230.1	$697.6	$657.6
General and administrative expenses	35.0	27.6	92.6	81.5
Total costs and expenses	$281.6	$257.7	$790.2	$739.1

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

At September 30, 2018 and December 31, 2017, our accruals for litigation contingencies were $0.5 million and $4.5 million, respectively, and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2017, ETP filed a motion for rehearing before the Dallas Court of Appeals, which was denied on September 13, 2017. On December 27, 2017, ETP filed its Petition for Review with the Supreme Court of Texas and we filed our Response to the Petition for Review on February 26, 2018.  On June 8, 2018, the Supreme Court of Texas requested that the parties file briefs on the merits, and the parties are drafting their respective submittals.  As of September 30, 2018, we have not recorded a provision for this matter as management continues to believe that payment of damages by us in this case is not probable. We continue to monitor developments involving this matter.

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

Operating Lease Obligations.  Consolidated lease and rental expense was $27.6 million and $26.0 million during the three months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, consolidated lease and rental expense was $79.0 million and $78.1 million, respectively.  Our operating lease commitments at September 30, 2018 did not differ materially from those reported in our 2017 Form 10-K.

Purchase Obligations.  During the first nine months of 2018, we entered into long-term product purchase commitments for crude oil with third party suppliers in order to meet future physical delivery obligations on our various systems.  On a combined basis, these agreements increased our estimated long-term purchase obligations by approximately $1.2 billion over the next five years and $1.8 billion overall.  Apart from these new agreements, there have been no other material changes in our consolidated purchase obligations since those reported in our 2017 Form 10-K.

Liquidity Option Agreement
We entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with Oiltanking Holding Americas, Inc. (“OTA”) and Marquard & Bahls AG, a German corporation and the ultimate parent company of OTA (“M&B”), in connection with the first step of the Oiltanking acquisition (“Step 1”). Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised during this period, we would indirectly acquire the Enterprise common units then owned by OTA, currently 54,807,352 units, and assume all future income tax obligations associated with (i) owning common units encumbered by entity-level taxes of a U.S. corporation and (ii) any associated  net deferred taxes.  If we assume net deferred tax liabilities that exceed the then current book value of the Liquidity Option liability at the exercise date, we will recognize expense for the difference.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheet, was $368.8 million and $333.9 million at September 30, 2018 and December 31, 2017, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units then held by OTA and reflect any tax planning we believe could be employed.

Our valuation estimate for the Liquidity Option at September 30, 2018 is based on several inputs that are not observable in the market (i.e., Level 3 inputs) such as the following:

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

▪
OTA’s ownership interest in Enterprise common units is assumed to be diluted over time in connection with Enterprise’s issuance of equity for general company reasons.  For purposes of the valuation at September 30, 2018, we used ownership interests ranging from 1.8% to 2.5%;

▪	OTA pays an aggregate federal and state income tax rate of 24% on its taxable income; and

▪	A discount rate of 7.9% based on our weighted-average cost of capital at September 30, 2018.

Furthermore, our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option.  At September 30, 2018, based on these scenarios, we expect that OTA would own approximately 93% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability at September 30, 2018 would have increased by $27.2 million.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Unaudited Condensed Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017
Decrease (increase) in:
Accounts receivable – trade	$123.1	$(137.3)
Accounts receivable – related parties	(0.3)	(2.2)
Inventories	(474.2)	(92.7)
Prepaid and other current assets	(124.7)	284.3
Other assets	(9.9)	(89.3)
Increase (decrease) in:
Accounts payable – trade	213.1	3.5
Accounts payable – related parties	47.4	37.7
Accrued product payables	356.9	98.7
Accrued interest	(167.5)	(134.3)
Other current liabilities	(261.7)	(481.5)
Other liabilities	35.9	1.0
Net effect of changes in operating accounts	$(261.9)	$(512.1)

We incurred liabilities for construction in progress that had not been paid at September 30, 2018 and December 31, 2017 of $510.5 million and $373.0 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Capital expenditures for the nine months ended September 30, 2017 reflect the receipt of $36.2 million of CIACs from third parties.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$249.1	$92.5	$(62.5)	$279.1	$--	$--	$279.1
Accounts receivable – trade, net	1,644.3	2,579.9	(1.3)	4,222.9	--	--	4,222.9
Accounts receivable – related parties	203.0	1,472.0	(1,672.0)	3.0	--	(1.4)	1.6
Inventories	1,822.2	514.4	(0.8)	2,335.8	--	--	2,335.8
Derivative assets	165.1	71.5	--	236.6	--	--	236.6
Prepaid and other current assets	176.5	450.9	(17.7)	609.7	0.2	--	609.9
Total current assets	4,260.2	5,181.2	(1,754.3)	7,687.1	0.2	(1.4)	7,685.9
Property, plant and equipment, net	6,034.7	31,767.1	1.1	37,802.9	--	--	37,802.9
Investments in unconsolidated affiliates	42,909.8	4,124.2	(44,430.6)	2,603.4	23,442.2	(23,442.2)	2,603.4
Intangible assets, net	663.4	3,004.3	(13.5)	3,654.2	--	--	3,654.2
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	292.2	189.7	(222.2)	259.7	0.9	--	260.6
Total assets	$54,619.8	$49,552.2	$(46,419.5)	$57,752.5	$23,443.3	$(23,443.6)	$57,752.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$3,405.4	$0.1	$--	$3,405.5	$--	$--	$3,405.5
Accounts payable – trade	434.0	781.7	(62.5)	1,153.2	--	--	1,153.2
Accounts payable – related parties	1,602.8	219.3	(1,685.9)	136.2	1.4	(1.4)	136.2
Accrued product payables	2,646.8	2,505.5	(2.5)	5,149.8	--	--	5,149.8
Accrued interest	190.4	3.2	(3.1)	190.5	--	--	190.5
Derivative liabilities	286.0	201.1	--	487.1	--	--	487.1
Other current liabilities	43.5	370.3	(14.0)	399.8	--	0.2	400.0
Total current liabilities	8,608.9	4,081.2	(1,768.0)	10,922.1	1.4	(1.2)	10,922.3
Long-term debt	22,493.9	14.6	--	22,508.5	--	--	22,508.5
Deferred tax liabilities	11.1	56.0	(1.0)	66.1	--	2.3	68.4
Other long-term liabilities	59.2	541.1	(221.9)	378.4	368.8	--	747.2
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	23,446.7	44,787.3	(44,815.9)	23,418.1	23,073.1	(23,418.1)	23,073.1
Noncontrolling interests	--	72.0	387.3	459.3	--	(26.6)	432.7
Total equity	23,446.7	44,859.3	(44,428.6)	23,877.4	23,073.1	(23,444.7)	23,505.8
Total liabilities and equity	$54,619.8	$49,552.2	$(46,419.5)	$57,752.5	$23,443.3	$(23,443.6)	$57,752.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$11,395.5	$6,039.5	$(7,849.1)	$9,585.9	$--	$--	$9,585.9
Costs and expenses:
Operating costs and expenses	11,086.5	4,764.8	(7,849.4)	8,001.9	--	--	8,001.9
General and administrative costs	8.0	43.6	0.8	52.4	0.3	--	52.7
Total costs and expenses	11,094.5	4,808.4	(7,848.6)	8,054.3	0.3	--	8,054.6
Equity in income of unconsolidated affiliates	1,313.4	146.8	(1,348.2)	112.0	1,332.0	(1,332.0)	112.0
Operating income	1,614.4	1,377.9	(1,348.7)	1,643.6	1,331.7	(1,332.0)	1,643.3
Other income (expense):
Interest expense	(279.8)	(2.5)	2.8	(279.5)	--	--	(279.5)
Other, net	2.6	0.5	(2.8)	0.3	(18.5)	--	(18.2)
Total other expense, net	(277.2)	(2.0)	--	(279.2)	(18.5)	--	(297.7)
Income before income taxes	1,337.2	1,375.9	(1,348.7)	1,364.4	1,313.2	(1,332.0)	1,345.6
Provision for income taxes	(5.9)	(4.8)	--	(10.7)	--	(0.3)	(11.0)
Net income	1,331.3	1,371.1	(1,348.7)	1,353.7	1,313.2	(1,332.3)	1,334.6
Net income attributable to noncontrolling interests	--	(2.4)	(20.5)	(22.9)	--	1.5	(21.4)
Net income attributable to entity	$1,331.3	$1,368.7	$(1,369.2)	$1,330.8	$1,313.2	$(1,330.8)	$1,313.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$31,270.1	$18,254.8	$(22,173.0)	$27,351.9	$--	$--	$27,351.9
Costs and expenses:
Operating costs and expenses	30,323.2	15,626.9	(22,173.5)	23,776.6	--	--	23,776.6
General and administrative costs	21.4	132.3	1.4	155.1	2.0	--	157.1
Total costs and expenses	30,344.6	15,759.2	(22,172.1)	23,931.7	2.0	--	23,933.7
Equity in income of unconsolidated affiliates	2,812.1	437.8	(2,899.9)	350.0	2,924.6	(2,924.6)	350.0
Operating income	3,737.6	2,933.4	(2,900.8)	3,770.2	2,922.6	(2,924.6)	3,768.2
Other income (expense):
Interest expense	(806.8)	(7.6)	8.2	(806.2)	--	--	(806.2)
Other, net	7.8	41.1	(8.2)	40.7	(34.9)	--	5.8
Total other expense, net	(799.0)	33.5	--	(765.5)	(34.9)	--	(800.4)
Income before income taxes	2,938.6	2,966.9	(2,900.8)	3,004.7	2,887.7	(2,924.6)	2,967.8
Provision for income taxes	(17.5)	(16.2)	--	(33.7)	--	(0.8)	(34.5)
Net income	2,921.1	2,950.7	(2,900.8)	2,971.0	2,887.7	(2,925.4)	2,933.3
Net income attributable to noncontrolling interests	--	(6.1)	(43.6)	(49.7)	--	4.1	(45.6)
Net income attributable to entity	$2,921.1	$2,944.6	$(2,944.4)	$2,921.3	$2,887.7	$(2,921.3)	$2,887.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,177.1	$1,340.7	$(1,348.2)	$1,169.6	$1,129.1	$(1,148.2)	$1,150.5
Comprehensive income attributable to noncontrolling interests	--	(2.4)	(20.5)	(22.9)	--	1.5	(21.4)
Comprehensive income attributable to entity	$1,177.1	$1,338.3	$(1,368.7)	$1,146.7	$1,129.1	$(1,146.7)	$1,129.1

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$480.2	$693.3	$(720.4)	$453.1	$433.0	$(442.7)	$443.4
Comprehensive income attributable to noncontrolling interests	--	(1.5)	(10.1)	(11.6)	--	1.2	(10.4)
Comprehensive income attributable to entity	$480.2	$691.8	$(730.5)	$441.5	$433.0	$(441.5)	$433.0

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,791.2	$2,943.9	$(2,899.7)	$2,835.4	$2,752.1	$(2,789.8)	$2,797.7
Comprehensive income attributable to noncontrolling interests	--	(6.1)	(43.6)	(49.7)	--	4.1	(45.6)
Comprehensive income attributable to entity	$2,791.2	$2,937.8	$(2,943.3)	$2,785.7	$2,752.1	$(2,785.7)	$2,752.1

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,011.6	$2,294.8	$(2,238.8)	$2,067.6	$1,998.7	$(2,034.6)	$2,031.7
Comprehensive income attributable to noncontrolling interests	--	(4.8)	(32.0)	(36.8)	--	3.8	(33.0)
Comprehensive income attributable to entity	$2,011.6	$2,290.0	$(2,270.8)	$2,030.8	$1,998.7	$(2,030.8)	$1,998.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,921.1	$2,950.7	$(2,900.8)	$2,971.0	$2,887.7	$(2,925.4)	$2,933.3
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	237.0	1,123.8	(0.3)	1,360.5	--	--	1,360.5
Equity in income of unconsolidated affiliates	(2,812.1)	(437.8)	2,899.9	(350.0)	(2,924.6)	2,924.6	(350.0)
Distributions received on earnings from unconsolidated affiliates	915.1	191.5	(760.9)	345.7	2,834.5	(2,834.5)	345.7
Net effect of changes in operating accounts and other operating activities	2,295.4	(2,344.0)	(35.0)	(83.6)	69.4	--	(14.2)
Net cash flows provided by operating activities	3,556.5	1,484.2	(797.1)	4,243.6	2,867.0	(2,835.3)	4,275.3
Investing activities:
Capital expenditures	(605.8)	(2,343.2)	--	(2,949.0)	(55.2)	--	(3,004.2)
Cash used for business combination, net of cash received	--	(150.6)	--	(150.6)	--	--	(150.6)
Proceeds from asset sales	11.4	12.7	--	24.1	--	--	24.1
Other investing activities	(1,701.1)	180.6	1,468.4	(52.1)	(438.1)	438.1	(52.1)
Cash used in investing activities	(2,295.5)	(2,300.5)	1,468.4	(3,127.6)	(493.3)	438.1	(3,182.8)
Financing activities:
Borrowings under debt agreements	67,086.3	11.5	(11.5)	67,086.3	--	--	67,086.3
Repayments of debt	(65,741.7)	(0.4)	--	(65,742.1)	--	--	(65,742.1)
Cash distributions paid to owners	(2,834.5)	(1,003.6)	1,003.6	(2,834.5)	(2,782.9)	2,834.5	(2,782.9)
Cash payments made in connection with DERs	--	--	--	--	(13.2)	--	(13.2)
Cash distributions paid to noncontrolling interests	--	(6.8)	(44.9)	(51.7)	--	0.8	(50.9)
Cash contributions from noncontrolling interests	--	--	222.0	222.0	--	--	222.0
Net cash proceeds from issuance of common units	--	--	--	--	449.4	--	449.4
Cash contributions from owners	438.1	1,876.6	(1,876.6)	438.1	--	(438.1)	--
Other financing activities	(25.3)	--	--	(25.3)	(27.0)	--	(52.3)
Cash provided by (used in) financing activities	(1,077.1)	877.3	(707.4)	(907.2)	(2,373.7)	2,397.2	(883.7)
Net change in cash and cash equivalents, including restricted cash	183.9	61.0	(36.1)	208.8	--	--	208.8
Cash and cash equivalents, including restricted cash, at beginning of period	65.2	31.5	(26.4)	70.3	--	--	70.3
Cash and cash equivalents, including restricted cash, at end of period	$249.1	$92.5	$(62.5)	$279.1	$--	$--	$279.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,057.0	$2,275.9	$(2,238.8)	$2,094.1	$2,025.3	$(2,061.1)	$2,058.3
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	158.9	1,062.8	(0.3)	1,221.4	--	--	1,221.4
Equity in income of unconsolidated affiliates	(2,137.4)	(417.1)	2,239.3	(315.2)	(2,059.8)	2,059.8	(315.2)
Distributions received on earnings from unconsolidated affiliates	802.6	202.2	(688.6)	316.2	2,664.2	(2,664.2)	316.2
Net effect of changes in operating accounts and other operating activities	1,662.3	(2,157.4)	(27.5)	(522.6)	61.2	0.6	(460.8)
Net cash flows provided by operating activities	2,543.4	966.4	(715.9)	2,793.9	2,690.9	(2,664.9)	2,819.9
Investing activities:
Capital expenditures	(625.8)	(1,492.4)	--	(2,118.2)	--	--	(2,118.2)
Cash used for business combination, net of cash received	(7.3)	(191.4)	--	(198.7)	--	--	(198.7)
Proceeds from asset sales	1.6	4.6	--	6.2	--	--	6.2
Other investing activities	(1,447.2)	(33.5)	1,487.5	6.8	(867.5)	867.5	6.8
Cash used in investing activities	(2,078.7)	(1,712.7)	1,487.5	(2,303.9)	(867.5)	867.5	(2,303.9)
Financing activities:
Borrowings under debt agreements	53,184.4	--	(34.0)	53,150.4	--	--	53,150.4
Repayments of debt	(52,133.1)	(0.1)	--	(52,133.2)	--	--	(52,133.2)
Cash distributions paid to owners	(2,664.2)	(734.0)	734.0	(2,664.2)	(2,660.4)	2,664.2	(2,660.4)
Cash payments made in connection with DERs	--	--	--	--	(11.2)	--	(11.2)
Cash distributions paid to noncontrolling interests	--	(7.2)	(28.9)	(36.1)	--	0.7	(35.4)
Cash contributions from noncontrolling interests	--	0.1	0.3	0.4	--	--	0.4
Net cash proceeds from issuance of common units	--	--	--	--	877.2	--	877.2
Cash contributions from owners	867.5	1,470.2	(1,470.2)	867.5	--	(867.5)	--
Other financing activities	7.3	--	--	7.3	(29.0)	--	(21.7)
Cash provided by (used in) financing activities	(738.1)	729.0	(798.8)	(807.9)	(1,823.4)	1,797.4	(833.9)
Net change in cash and cash equivalents, including restricted cash	(273.4)	(17.3)	(27.2)	(317.9)	--	--	(317.9)
Cash and cash equivalents, including restricted cash, at beginning of period	366.2	58.9	(7.5)	417.6	--	--	417.6
Cash and cash equivalents, including restricted cash, at end of period	$92.8	$41.6	$(34.7)	$99.7	$--	$--	$99.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Subsequent Events

Issuance of $3.0 Billion of Senior Notes in October 2018
In October 2018, EPO issued $3.0 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due February 2022 (“Senior Notes VV”), (ii) $1.00 billion principal amount of senior notes due October 2028 (“Senior Notes WW”) and (iii) $1.25 billion principal amount of senior notes due February 2049 (“Senior Notes XX”).  Net proceeds from this offering were used by EPO for the temporary repayment of amounts outstanding under its commercial paper program and for general company purposes, including for growth capital expenditures.

Senior Notes VV were issued at 99.985% of their principal amount and have a fixed-rate interest rate of 3.50% per year.  Senior Notes WW were issued at 99.764% of their principal amount and have a fixed-rate interest rate of 4.15% per year.  Senior Notes XX were issued at 99.390% of their principal amount and have a fixed-rate interest rate of 4.80% per year.  Enterprise Products Partners L.P. has guaranteed the senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Sale of Red River System in October 2018
On October 1, 2018, we closed on the sale of our Red River System and associated crude oil linefill for approximately $135 million, of which $10.5 million was received as a deposit in the third quarter of 2018.   The Red River System gathers and transports crude oil from North Texas and southern Oklahoma for delivery to local refineries and pipeline interconnects for further transportation to the Cushing hub and Gulf Coast.   As of September 30, 2018, the carrying value of these assets totaled $109.6 million, which was classified as held-for-sale primarily within other current assets on our Unaudited Consolidated Balance Sheet.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Three and Nine Months Ended September 30, 2018 and 2017

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

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the “Board”) of Enterprise GP; (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) Dr. Ralph S. Cunningham.  Ms. Duncan Williams and Mr. Bachmann also currently serve as managers of Dan Duncan LLC along with W. Randall Fowler, who is also a director and the President and Chief Financial Officer of Enterprise GP.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Administrative Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32% of our limited partner interests at September 30, 2018.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2018 compared to the third quarter of 2017.  Likewise, the phrase “period-to-period” means the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

Significant Recent Commercial Developments

Enterprise Increasing NGL Fractionation Capacity in Texas and Louisiana
The demand for NGL fractionation capacity continues to expand as producers in domestic shale plays like the Permian Basin, the Eagle Ford and Denver-Julesburg (“DJ”) Basin seek market access and end users require supply assurance.

In light of this ongoing trend, we will construct a new NGL fractionation facility located adjacent to our existing NGL fractionation complex at Mont Belvieu, Texas.  The new facility will consist of two fractionation trains capable of processing 300 MBPD of NGLs.  The first of the two fractionation trains will have a nameplate capacity of 150 MBPD and is scheduled to be completed and begin service in the first quarter of 2020. The second of these fractionation trains will also have a nameplate capacity of 150 MBPD and is scheduled to be completed and begin service in the second quarter of 2020.

In November 2018, we announced a series of projects designed to provide us with an additional 55 MBPD of NGL fractionation capacity in Texas and Louisiana.  As part of this initiative, we plan to optimize our Shoup NGL fractionator located in Nueces County, Texas by expanding and repurposing a portion of our South Texas pipelines.  This project would entail the construction of approximately 21 miles of new pipeline along with the conversion of approximately 65 miles of existing natural gas pipeline to NGL service, which will allow us to supply Shoup with an additional 25 MBPD of NGL volumes.  The expanded pipeline capacity is expected to be available in the third quarter of 2019.

In Louisiana, we plan to restart our Tebone NGL fractionator located in Ascension Parish. Tebone has a fractionation capacity of 30 MBPD and is connected by pipeline to each of our Louisiana natural gas processing plants, as well as our NGL fractionation and storage hub in Mont Belvieu.  The resumption of service at Tebone, which is expected in the first quarter of 2019, will complement our Norco and Promix NGL fractionators and provide another option for NGLs delivered to Mont Belvieu.

The construction of our new 300 MBPD NGL fractionation facility at Mont Belvieu, the optimization of our Shoup facility and restart of our Tebone fractionator highlights the flexibility of our integrated midstream network and provides a timely, efficient and cost-effective solution for accommodating growing production from domestic shale basins.  Once these projects are complete and service begins, our NGL fractionation capacity would increase to an aggregate 1 MMBPD in the Mont Belvieu area, and approximately 1.5 MMBPD company-wide.

Enterprise Begins Construction of Seventh Natural Gas Processing Plant in Delaware Basin;
   Second Train at Orla Natural Gas Processing Plant Begins Service
In October 2018, we announced that construction of our Mentone cryogenic natural gas processing plant had commenced.  The Mentone plant, which is located in Loving County, Texas, is expected to have the capacity to process 300 MMcf/d of natural gas and extract in excess of 40 MBPD of NGLs.  The project is scheduled to be completed in the first quarter of 2020 and is supported by a long-term acreage dedication agreement.  The Mentone plant further extends our presence in the growing Delaware Basin and provides access to our fully integrated midstream asset network serving domestic and international markets. To support the development of Mentone, we are constructing approximately 70 miles of gathering and residue pipelines and expanding compression capabilities.  These projects will allow the Mentone plant to link to our NGL system, including the Shin Oak pipeline scheduled for completion in the second quarter of 2019, as well as our Texas Intrastate natural gas pipeline network.  We will own and operate the Mentone facility and related infrastructure.

The Mentone plant will complement our existing cryogenic natural gas processing plant located near Orla, Texas in Reeves County.   In May 2018 and October 2018, we commenced operations of the first and second processing trains (Orla I and Orla II), respectively, at the facility.  A third processing train (Orla III) is scheduled to be completed in the third quarter of 2019.  We own and operate the Orla facility.  In conjunction with the start-up of Orla I, we placed into service approximately 70 miles of natural gas pipelines that connect the Orla facility to our Texas Intrastate System.   We also placed into service a 30-mile extension of our NGL system that provides producers at the Orla facility with NGL takeaway capacity and direct access to our integrated network of downstream NGL assets.

When fully completed, the Orla and Mentone plants will provide us with an aggregate 1.3 Bcf/d of natural gas processing capacity and 195 MBPD of NGL production in the Delaware Basin.

CME Group Launches Physical West Texas Intermediate (“WTI”) Houston Crude Oil Futures Contract
In September 2018, the CME Group, a leading derivatives marketplace, announced that suppliers, refiners and end users of U.S. crude oil have a new way to price and hedge WTI light sweet crude oil (“WTI Light”) in Houston, Texas.  Participants will have the flexibility to make or take delivery of WTI Light at our ECHO terminal, Enterprise Hydrocarbons Terminal (“EHT”) or pipeline interconnect at Genoa Junction. The new futures contracts received regulatory approval in October 2018 and are listed with and subject to the rules of the New York Mercantile Exchange (“NYMEX”), beginning with the January 2019 contract month.

Enterprise Expanding LPG Capacity at Houston Ship Channel Terminal
In September 2018, we announced a project to increase LPG loading capacity at EHT by 175 MBPD, or approximately 5 MMBbls per month.  The expansion will bring our total LPG export capacity at EHT to 720 MBPD, or approximately 21 MMBbls per month. Upon completion of this expansion project, EHT will have the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane. Once operational, the expansion will allow EHT to load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers. The incremental loading capacity is expected to be available in the third quarter of 2019.

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

In July 2018, we completed a second partial loading of a VLCC tanker at the Seaway terminal. The Eagle Victoria loaded approximately 1.1 MMBbls at the terminal, with the balance completed using lightering vessels in the Gulf of Mexico.  Additional VLCC tankers are expected to be loaded during the fourth quarter of 2018.

Affiliate of Western Gas Acquires 20% Ownership Interest in Midland-to-ECHO Pipeline
In June 2018, pursuant to an option agreement, an affiliate of Western Gas Partners, LP (“Western”) acquired a noncontrolling 20% equity interest in our subsidiary, Whitethorn Pipeline Company LLC (“Whitethorn”), for approximately $189.6 million in cash.  Whitethorn owns the Midland-to-ECHO Pipeline, which originates at our Midland, Texas terminal and extends 416 miles to our Sealy, Texas facility. Volumes arriving at Sealy are then transported to our ECHO terminal using our Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System. Once all infrastructure is complete, the Midland-to-ECHO Pipeline will provide Permian Basin producers with the ability to transport multiple grades of crude oil, including WTI, Light WTI, West Texas Sour and condensate, to Gulf Coast markets. As a result of infrastructure completed in the second quarter of 2018 as well as operating enhancements, the pipeline’s transportation capacity is now approximately 575 MBPD.  We report the pipeline’s transportation volumes on a net basis that reflects our 80% interest.

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

In conjunction with the long-term NGL supply agreement, we granted Apache an option to acquire up to a 33% equity interest in our subsidiary that owns the Shin Oak NGL Pipeline, which is currently under construction and expected to be placed into service during the second quarter of 2019.  The option is exercisable once the pipeline is placed into commercial service. The Shin Oak NGL Pipeline is designed to transport growing NGL production from the Permian Basin, which includes the Alpine High discovery, to our NGL fractionation and storage complex located in Mont Belvieu, Texas.  The Shin Oak NGL Pipeline is expected to have an initial design capacity of 550 MBPD.  In August 2018, Apache announced its intent to contribute the Shin Oak option to Altus Midstream Company, which would be majority-owned by Apache.

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

Enterprise and Energy Transfer form Joint Venture to Restore Service on Old Ocean Pipeline
In May 2018, we announced the formation of a 50/50 joint venture with Energy Transfer Partners, L.P. (“Energy Transfer” or “ETP”) to resume full service on the Old Ocean natural gas pipeline owned by ETP.  The 24-inch diameter Old Ocean Pipeline originates in Maypearl, Texas in Ellis County and extends south approximately 240 miles to Sweeny, Texas in Brazoria County.  ETP serves as operator of the pipeline.

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

The expansions are designed to facilitate growing production of NGLs from domestic shale basins, including the DJ Basin in Colorado, by providing DJ Basin producers with flow assurance and greater access to the Gulf Coast markets.  The expansions are expected to increase the transportation capacity of Front Range and Texas Express by 100 MBPD and 90 MBPD, respectively.  We anticipate the expansion projects will be placed into service during the third quarter of 2019.

Enterprise Expands Marine Terminal on the Houston Ship Channel
In April 2018, we acquired 65-acres of waterfront property on the Houston Ship Channel for approximately $85.2 million, all of which was recorded as land.  The purchase price consisted of $55.2 million in cash with the remaining balance funded through 1,223,242 newly-issued Enterprise common units.  The land is located immediately to the east of EHT and is expected to facilitate future expansion projects at the terminal.

Acquisition of Remaining 50% Ownership Interest in Delaware Processing
In March 2018, we acquired the remaining 50% member interest in our Delaware Basin Gas Processing LLC (“Delaware Processing”) joint venture for $150.6 million in cash, net of $3.9 million of cash held by the former joint venture.  Delaware Processing owns a cryogenic natural gas processing facility (our “Waha” gas plant) having a capacity of 150 MMcf/d.  The Waha plant is located in Reeves County, Texas and entered service in August 2016. The acquired business serves growing production of NGL-rich natural gas from the Delaware Basin in West Texas and southern New Mexico. For information regarding this acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Enterprise to Expand Butane Isomerization Facility
In January 2018, we announced plans to expand our butane isomerization facility by up to 30 MBPD of incremental capacity.   This expansion is supported by new long-term agreements, including a 20-year, 35 MBPD fee-based, tolling arrangement, to provide butane isomerization, storage and pipeline services.

Results of Operations

Summarized Consolidated Income Statement Data
The following table summarizes the key components of our results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$9,585.9	$6,886.9	$27,351.9	$20,814.9
Costs and expenses:
Operating costs and expenses:
Cost of sales	6,838.9	5,049.6	20,371.2	15,116.4
Other operating costs and expenses	735.7	637.4	2,143.1	1,853.4
Depreciation, amortization and accretion expenses	429.4	383.9	1,249.0	1,139.3
Net gains attributable to asset sales	(6.7)	(1.1)	(8.1)	(1.1)
Asset impairment and related charges	4.6	10.0	21.4	35.2
Total operating costs and expenses	8,001.9	6,079.8	23,776.6	18,143.2
General and administrative costs	52.7	41.3	157.1	137.4
Total costs and expenses	8,054.6	6,121.1	23,933.7	18,280.6
Equity in income of unconsolidated affiliates	112.0	113.4	350.0	315.2
Operating income	1,643.3	879.2	3,768.2	2,849.5
Interest expense	(279.5)	(243.9)	(806.2)	(739.0)
Change in fair market value of Liquidity Option Agreement	(18.5)	(8.9)	(34.9)	(33.0)
Other, net	0.3	0.3	40.7	0.9
Provision for income taxes	(11.0)	(5.4)	(34.5)	(20.1)
Net income	1,334.6	621.3	2,933.3	2,058.3
Net income attributable to noncontrolling interests	(21.4)	(10.4)	(45.6)	(33.0)
Net income attributable to limited partners	$1,313.2	$610.9	$2,887.7	$2,025.3

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
NGL Pipelines & Services:
Sales of NGLs and related products	$3,898.2	$2,415.3	$9,324.5	$7,460.5
Midstream services	724.7	499.0	1,985.4	1,420.2
Total	4,622.9	2,914.3	11,309.9	8,880.7
Crude Oil Pipelines & Services:
Sales of crude oil	2,209.0	1,589.0	8,082.9	4,912.7
Midstream services	285.9	207.7	764.1	590.8
Total	2,494.9	1,796.7	8,847.0	5,503.5
Natural Gas Pipelines & Services:
Sales of natural gas	589.0	568.9	1,681.5	1,673.5
Midstream services	261.2	227.7	766.3	670.5
Total	850.2	796.6	2,447.8	2,344.0
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,408.9	1,194.2	4,111.6	3,519.4
Midstream services	209.0	185.1	635.6	567.3
Total	1,617.9	1,379.3	4,747.2	4,086.7
Total consolidated revenues	$9,585.9	$6,886.9	$27,351.9	$20,814.9

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

Selected Energy Commodity Price Data
The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery
	Natural			Normal		Natural	Grade	Grade
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)
2017 by quarter:
1st Quarter	$3.32	$0.23	$0.71	$0.98	$0.94	$1.10	$0.47	$0.32
2nd Quarter	$3.19	$0.25	$0.63	$0.76	$0.75	$1.07	$0.41	$0.28
3rd Quarter	$2.99	$0.26	$0.77	$0.91	$0.92	$1.10	$0.42	$0.28
4th Quarter	$2.93	$0.25	$0.96	$1.04	$1.04	$1.32	$0.49	$0.35
2017 Averages	$3.11	$0.25	$0.77	$0.92	$0.91	$1.15	$0.45	$0.31

2018 by quarter:
1st Quarter	$3.01	$0.25	$0.85	$0.96	$1.00	$1.41	$0.53	$0.33
2nd Quarter	$2.80	$0.29	$0.87	$1.00	$1.20	$1.53	$0.52	$0.37
3rd Quarter	$2.91	$0.43	$0.99	$1.21	$1.25	$1.54	$0.60	$0.45
2018 Averages	$2.91	$0.32	$0.90	$1.06	$1.15	$1.49	$0.55	$0.38

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

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2017 by quarter:
1st Quarter	$51.91	$51.72	$53.27	$53.52
2nd Quarter	$48.28	$47.29	$49.77	$50.31
3rd Quarter	$48.20	$47.37	$50.84	$51.62
4th Quarter	$55.40	$55.47	$59.84	$61.07
2017 Averages	$50.95	$50.44	$53.41	$54.13

2018 by quarter:
1st Quarter	$62.87	$62.51	$65.47	$65.79
2nd Quarter	$67.88	$59.93	$72.38	$72.97
3rd Quarter	$69.50	$55.28	$73.67	$74.28
2018 Averages	$66.75	$59.24	$70.51	$71.01

(1)   WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)   Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)   Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  The weighted-average indicative market price for NGLs was $0.94 per gallon in the third quarter of 2018 versus $0.68 per gallon during the third quarter of 2017.  Likewise, the weighted-average indicative market price for NGLs was $0.84 per gallon during the nine months ended September 30, 2018 compared to $0.65 per gallon during the same period in 2017.

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

Revenues
Third Quarter of 2018 Compared to Third Quarter of 2017.  Total revenues for the third quarter of 2018 increased $2.7 billion when compared to the third quarter of 2017 primarily due to a $2.34 billion increase in marketing revenues. Revenues from the marketing of NGLs increased $1.48 billion quarter-to-quarter primarily due to higher sales prices, which accounted for a $760.8 million increase, and higher sales volumes, which accounted for an additional $722.1 million increase. Revenues from the marketing of crude oil, petrochemicals and refined products increased a net $834.7 million quarter-to-quarter primarily due to higher sales prices, which accounted for a $1.4 billion increase, partially offset by a $570.0 million decrease due to lower sales volumes.

Revenues from midstream services for the third quarter of 2018 increased $361.3 million when compared to the third quarter of 2017.  As a result of adopting ASC 606 on January 1, 2018, we recognized $215.8 million of revenues during the third quarter of 2018 in connection with the receipt of non-cash consideration (in the form of equity NGLs) for providing natural gas processing services. Midstream service revenues from our pipeline assets increased $118.1 million quarter-to-quarter primarily due to strong demand for transportation services in Texas and on the Appalachia-to-Texas Express (“ATEX”) pipeline.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Total revenues for the nine months ended September 30, 2018 increased $6.54 billion when compared to the nine months ended September 30, 2017 primarily due to a $5.63 billion increase in marketing revenues.  Revenues from the marketing of crude oil increased $3.17 billion period-to-period primarily due to higher sales volumes, which accounted for a $1.63 billion increase, and higher sales prices, which accounted for an additional $1.54 billion increase.  Revenues from the marketing of NGLs, petrochemicals and refined products increased a net $2.46 billion period-to-period primarily due to higher sales prices, which accounted for a $2.9 billion increase, partially offset by a $441.5 million decrease due to lower sales volumes.

Revenues from midstream services for the nine months ended September 30, 2018 increased $902.6 million when compared to the nine months ended September 30, 2017.  As a result of adopting ASC 606, we recognized $491.4 million in connection with the receipt of non-cash consideration for providing natural gas processing services during the nine months ended September 30, 2018.  Midstream service revenues from our pipeline assets increased $312.1 million period-to-period primarily due to strong demand for transportation services in Texas and on the ATEX Pipeline.

For additional information regarding our consolidated revenues, including the adoption of ASC 606, see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Operating costs and expenses
Third Quarter of 2018 Compared to Third Quarter of 2017.  Total operating costs and expenses for the third quarter of 2018 increased $1.92 billion when compared to the third quarter of 2017 primarily due to a $1.79 billion increase in cost of sales.  The cost of sales associated with our NGL marketing activities increased $1.54 billion quarter-to-quarter primarily due to higher sales volumes, which accounted for a $785.6 million increase, and higher purchase prices, which accounted for an additional $538.1 million increase. In addition, cost of sales attributable to our NGL marketing activities for the third quarter of 2018 includes $215.8 million resulting from the adoption of ASC 606 and attributable to the sale and delivery of equity NGL products to customers.  The cost of sales associated with our marketing of crude oil increased a net $225.7 million quarter-to-quarter primarily due to higher purchase prices, which accounted for a $494.0 million increase, partially offset by lower sales volumes, which accounted for a $268.3 million decrease.

Other operating costs and expenses for the third quarter of 2018 increased $98.3 million when compared to the third quarter of 2017 primarily due to higher maintenance, power and employee compensation costs. Depreciation, amortization and accretion expense increased $45.5 million quarter-to-quarter primarily due to assets we constructed and placed into service since the third quarter of 2017 (e.g., our Midland-to-ECHO Pipeline and propane dehydrogenation (“PDH”) facility).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Total operating costs and expenses for the nine months ended September 30, 2018 increased $5.63 billion when compared to the nine months ended September 30, 2017 primarily due to a $5.25 billion increase in cost of sales.  The cost of sales associated with our marketing of crude oil increased $3.05 billion period-to-period primarily due to higher purchase prices, which accounted for a $1.54 billion increase, and higher sales volumes, which accounted for an additional $1.5 billion increase. The cost of sales associated with our NGL marketing activities increased $2.27 billion period-to-period primarily due to higher sales price, which accounted for a $4.31 billion increase, partially offset by lower sales volumes, which accounted for a $2.53 billion decrease. In addition, cost of sales attributable to our NGL marketing activities for 2018 includes $491.4 million resulting from the adoption of ASC 606 and attributable to the sale and delivery of equity NGL products to customers.

Other operating costs and expenses for the nine months ended September 30, 2018 increased $289.7 million when compared to the nine months ended September 30, 2017 primarily due to higher maintenance, power and employee compensation costs.  In addition, we recorded $33.9 million of expense in 2018 in connection with the earnings allocation arrangement with Western, which ended May 31, 2018, involving our Midland-to-ECHO crude oil pipeline.  Depreciation, amortization and accretion expense increased $109.7 million period-to-period primarily due to assets we constructed and placed into service since the third quarter of 2017.

General and administrative costs
General and administrative costs for the three and nine months ended September 30, 2018 increased $11.4 million and $19.7 million, respectively, when compared to the same periods in 2017 primarily due to higher employee compensation and legal costs.

Equity in income of unconsolidated affiliates
Equity income from our unconsolidated affiliates for the third quarter of 2018 decreased $1.4 million quarter-to-quarter primarily due to lower earnings from our investments in crude oil pipelines, which accounted for a combined $12.2 million decrease, partially offset by higher earnings from investments in NGL pipelines, which increased a combined $9.4 million.  Equity income from our unconsolidated affiliates for the nine months ended September 30, 2018 increased $34.8 million when compared to the same period in 2017 primarily due to an increase in earnings from our investments in NGL pipelines.

Operating income
Operating income for the three and nine months ended September 30, 2018 increased $764.1 million and $918.7 million, respectively, when compared to the same periods in 2017 due to the previously described quarter-to-quarter and period-to-period changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense
Interest expense for the three and nine months ended September 30, 2018 increased $35.6 million and $67.2 million, respectively, when compared to the same periods in 2017.  The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest charged on debt principal outstanding	$296.5	$281.0	$886.3	$826.7
Impact of interest rate hedging program, including related amortization (1)	(1.7)	10.1	(0.5)	28.1
Interest costs capitalized in connection with construction projects (2)	(28.1)	(53.6)	(113.4)	(137.7)
Other (3)	12.8	6.4	33.8	21.9
Total	$279.5	$243.9	$806.2	$739.0

(1)   Amount presented for three and nine months ended September 30, 2018 includes $10.4 million and $29.4 million, respectively, of swaption premium income.
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
(3)   Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization and write-off of debt issuance costs. Amount presented for the three and nine months ended September 30, 2018 includes $6.4 million and $14.2 million, respectively, of debt issuance costs that were written off in connection with the redemption of junior subordinated notes.

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $15.5 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the third quarter of 2018, which accounted for a $21.2 million increase, partially offset by the effect of lower overall interest rates during the third quarter of 2018, which accounted for a $5.7 million decrease.  Our weighted-average debt principal balance for the third quarter of 2018 was $26.08 billion compared to $24.20 billion for the third quarter of 2017.

For the nine months ended September 30, 2018, interest charged on debt principal outstanding increased a net $59.6 million period-to-period primarily due to increased debt principal amounts outstanding during the nine months ended September 30, 2018, which accounted for a $67.3 million increase, partially offset by the effect of lower overall interest rates during the nine months ended September 30, 2018, which accounted for a $7.7 million decrease.  Our weighted-average debt principal balance for the nine months ended September 30, 2018 was $25.76 billion compared to $23.87 billion for the nine months ended September 30, 2017.

Our debt principal balances have increased over time due to the partial debt financing of our capital spending program.  For a discussion of our consolidated debt obligations and capital spending program, see “Liquidity and Capital Resources” and “Capital Spending” within this Part I, Item 2.

Change in fair value of Liquidity Option Agreement
The change in fair value of the Liquidity Option Agreement reflects non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  For the three and nine months ended September 30, 2018, expense resulting from changes in fair value of the Liquidity Option Agreement increased $9.6 million and $1.9 million, respectively, when compared to the same periods in 2017.   For information regarding the Liquidity Option Agreement, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gain on step acquisition of unconsolidated affiliate
We recognized a gain of $39.4 million during the nine months ended September 30, 2018 related to the step acquisition of Delaware Processing.  For information regarding this acquisition, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Income taxes
Income taxes primarily reflect our state tax obligations under the Revised Texas Franchise Tax.  Our provision for income taxes for the three and nine months ended September 30, 2018 increased $5.6 million and $14.4 million, respectively, when compared to the same periods in 2017.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Gross operating margin by segment:
NGL Pipelines & Services	$1,063.1	$770.9	$2,861.7	$2,386.8
Crude Oil Pipelines & Services	594.2	190.4	867.0	691.7
Natural Gas Pipelines & Services	216.9	170.7	628.2	536.0
Petrochemical & Refined Products Services	249.4	172.4	803.1	542.6
Total segment gross operating margin (1)	2,123.6	1,304.4	5,160.0	4,157.1
Net adjustment for shipper make-up rights	(0.3)	8.9	27.6	3.2
Total gross operating margin (non-GAAP)	$2,123.3	$1,313.3	$5,187.6	$4,160.3

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

In late August and early September 2017, the Gulf Coast region of Texas, including its critical energy infrastructure, was impacted by the cumulative effects of Hurricane Harvey.  Impacts on the energy industry included, but were not limited to, severe flooding and limited access to facilities, disruptions to energy demand from area refineries and petrochemical facilities and the closure of all ports on the Texas Gulf Coast, which limited access to export markets.  Although operating at reduced rates, many of our plant, pipeline and storage assets along the Texas Gulf Coast remained operational during the storm.  We estimate that Hurricane Harvey reduced our gross operating margin for the third quarter of 2017 by approximately $35 million, of which $25 million was attributable to our Petrochemical & Refined Products Services business segment and $7 million to our NGL Pipelines & Services business segment.

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Consolidated Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (GAAP)	$1,643.3	$879.2	$3,768.2	$2,849.5
Adjustments to reconcile operating income to total gross operating margin:
Add depreciation, amortization and accretion expense in operating costs and expenses	429.4	383.9	1,249.0	1,139.3
Add asset impairment and related charges in operating costs and expenses	4.6	10.0	21.4	35.2
Subtract net gains attributable to asset sales in operating costs and expenses	(6.7)	(1.1)	(8.1)	(1.1)
Add general and administrative costs	52.7	41.3	157.1	137.4
Total gross operating margin (non-GAAP)	$2,123.3	$1,313.3	$5,187.6	$4,160.3

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$396.8	$203.2	$955.0	$685.8
NGL pipelines, storage and terminals	513.5	435.4	1,488.2	1,326.6
NGL fractionation	152.8	132.3	418.5	374.4
Total	$1,063.1	$770.9	$2,861.7	$2,386.8

Selected volumetric data:
Equity NGL production (MBPD) (1)	139	166	156	160
Fee-based natural gas processing (MMcf/d) (2)	5,080	4,753	4,751	4,650
NGL pipeline transportation volumes (MBPD)	3,487	3,052	3,396	3,131
NGL marine terminal volumes (MBPD)	606	456	592	499
NGL fractionation volumes (MBPD)	989	815	942	818

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities
Third Quarter of 2018 Compared to Third Quarter of 2017. Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2018 increased $193.6 million when compared to the third quarter of 2017.

Gross operating margin from our NGL marketing activities increased $86.9 million quarter-to-quarter primarily due to higher average sales margins.  The results from marketing strategies that optimize our transportation and plant assets increased a combined $92.7 million quarter-to-quarter primarily due to higher basis spreads during the third quarter of 2018, partially offset by an $8.0 million decrease in earnings from export-related strategies.

Results from our NGL marketing strategies for the third quarter of 2018 benefited from strong commodity prices and wide basis spreads resulting from constrained takeaway pipeline capacity due to increased production from major producing areas such as the Permian Basin and Midcontinent regions and tightness in downstream NGL fractionation capacity.  Ethane demand from ethylene crackers is currently at peak levels of 1.5 MMBPD (a 37% increase versus one year ago) as several new large ethylene plants along the U.S. Gulf Coast have commenced operations during 2018. From a pricing perspective, average ethane prices increased 48% quarter-to-quarter from $0.29 per gallon in the second quarter of 2018 to $0.43 per gallon in the third quarter of 2018, with daily highs of approximately $0.60 per gallon in late September 2018.  Based on current trends, we expect basis differentials and overall commodity prices to be lower in the fourth quarter of 2018.

Gross operating margin from our Meeker, Pioneer and Chaco natural gas processing plants increased a net $58.7 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for an increase of $87.3 million, partially offset by the effects of lower equity NGL production volumes of 19 MBPD, which accounted for a $31.0 million decrease.  On a combined basis for these plants, fee-based natural gas processing volumes increased 164 MMcf/d quarter-to-quarter.  Likewise, gross operating margin from our South Texas natural gas processing plants increased a net $18.4 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $40.2 million increase, partially offset by lower equity NGL production volumes of 25 MBPD, which accounted for a $23.5 million decrease.  Fee-based natural gas processing volumes at our South Texas plants decreased 103 MMcf/d quarter-to-quarter. We elected to reduce our overall equity NGL production volumes during the third quarter of 2018 to help alleviate takeaway pipeline capacity constraints, which allowed us to optimize our midstream asset network.

Gross operating margin from our Permian Basin natural gas processing plants (South Eddy, Orla and Waha) increased a net $19.4 million quarter-to-quarter.  Our Orla gas plant, which commenced commercial operations during the second quarter of 2018, contributed gross operating margin of $11.3 million and fee-based natural gas processing volumes of 198 MMcf/d for the quarter.  Gross operating margin from our Waha gas plant increased $10.8 million quarter-to-quarter and fee-based natural gas processing volumes increased 111 MMcf/d quarter-to-quarter primarily due to our acquisition of the remaining 50% equity interest in the Delaware Basin joint venture in March 2018.  Gross operating margin from our South Eddy gas plant decreased $2.7 million quarter-to-quarter primarily due to lower natural gas processing volumes of 62 MMcf/d.

Gross operating margin from our natural gas processing plants in Louisiana and Mississippi increased $10.1 million quarter-to-quarter primarily due to higher equity NGL production volumes of 15 MBPD, which accounted for a $7.5 million increase, and higher average processing margins, which accounted for an additional $3.6 million increase.   Fee-based natural gas processing volumes for these plants decreased 21 MMcf/d quarter-to-quarter.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2018 increased $269.2 million when compared to the nine months ended September 30, 2017.

Gross operating margin from our Meeker, Pioneer and Chaco natural gas processing plants increased $133.3 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis for these plants, fee-based natural gas processing volumes increased 117 MMcf/d period-to-period. Gross operating margin from our South Texas natural gas processing plants increased a net $41.4 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $52.8 million increase, partially offset by lower equity NGL production volumes of 10 MBPD, which accounted for a $9.4 million decrease.  Fee-based natural gas processing volumes for these plants decreased 112 MMcf/d period-to-period.

Gross operating margin from our natural gas processing plants in the Permian Basin increased $36.8 million period-to-period.  Gross operating margin from our Waha gas plant increased $20.3 million period-to-period and fee-based natural gas processing volumes increased 72 MMcf/d period-to-period.  In addition, our Orla gas plant contributed $14.9 million of gross operating margin and 167 MMcf/d of fee-based processing volumes during the period that it was in service.  Gross operating margin from our South Eddy gas plant increased a net $1.6 million period-to-period primarily due to higher average processing fees, which accounted for a $9.5 million increase, partially offset by lower fee-based processing volumes of 40 MMcf/d, which accounted for a $5.0 million decrease.

Gross operating margin from our natural gas processing plants in Louisiana and Mississippi increased a net $7.7 million period-to-period primarily due to a higher equity NGL production volumes of 5 MBPD, which accounted for a $7.6 million increase, higher average processing margins (including the impact of hedging activities), which accounted for a $6.1 million increase, partially offset by a decrease in fee-based natural gas processing volumes and average processing fees, which accounted for decreases of $2.6 million and $2.5 million, respectively.  Fee-based natural gas processing volumes decreased 119 MMcf/d period-to-period.

Gross operating margin from our NGL marketing activities increased a net $48.0 million period-to-period primarily due to higher average sales margins, which accounted for a $226.0 million increase, partially offset by a $179.0 million decrease due to lower sales volumes.  Results from marketing strategies that optimize our transportation and plant assets increased a combined $142.1 million period-to-period, partially offset by a $102.3 million decrease in earnings related to the optimization of our storage and export assets.

NGL pipelines, storage and terminals
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from NGL pipelines, storage and terminal assets for the third quarter of 2018 increased a net $78.1 million when compared to the third quarter of 2017.

On a combined basis, gross operating margin from our Seminole, Chaparral and affiliated pipelines increased a net $20.4 million quarter-to-quarter primarily due to higher transportation volumes of 162 MBPD, which accounted for a $27.6 million increase, higher average transportation fees, which accounted for a $6.3 million increase, partially offset by higher offloading, power and other operating costs of $13.6 million.

Gross operating margin at EHT increased $12.2 million quarter-to-quarter primarily due to a 107 MBPD increase in LPG volumes.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased a net $4.7 million quarter-to-quarter primarily due to an increase in loading volumes of 44 MBPD, which accounted for a $7.7 million increase, partially offset by an increase in ad valorem taxes and other operating costs, which accounted for a $2.4 million decrease.  Gross operating margin from the related Channel Pipeline increased $5.5 million quarter-to-quarter primarily due to a 162 MBPD increase in transportation volumes.

Gross operating margin from ATEX increased $11.5 million quarter-to-quarter primarily due to higher transportation volumes of 16 MBPD quarter-to-quarter. Gross operating margin from our Mid-America Pipeline System and related terminals increased a net $8.8 million quarter-to-quarter primarily due to higher transportation volumes of 83 MBPD, which accounted for an $11.7 million increase, and higher exchange and product blending revenues, which accounted for a $5.8 million increase, partially offset by higher offloading, storage and other operating costs of $8.7 million.  Gross operating margin from our South Texas NGL Pipeline System increased a net $5.3 million quarter-to-quarter primarily due to higher capacity reservation revenues, which accounted for a $10.1 million increase, partially offset by a decrease in average transportation fees, which accounted for a $5.6 million decrease.  Gross operating margin from our equity investment in the Texas Express Pipeline increased $3.9 million quarter-to-quarter primarily due to higher transportation volumes of 22 MBPD (net to our interest).

Gross operating margin from our underground storage complexes in Mont Belvieu and South Louisiana increased a combined $10.2 million quarter-to-quarter primarily due to higher throughput volumes.

Gross operating margin from our Dixie Pipeline and related terminals decreased $4.0 million quarter-to-quarter primarily due to higher maintenance and other operating costs, which accounted for a $2.8 million decrease, and lower transportation volumes of 14 MBPD, which accounted for an additional $1.1 million decrease.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from NGL pipelines, storage and terminal assets for the nine months ended September 30, 2018 increased a net $161.6 million when compared to the nine months ended September 30, 2017.

Gross operating margin from our Seminole, Chaparral and affiliated pipelines increased a combined net $67.6 million period-to-period primarily due to higher transportation volumes of 108 MBPD, which accounted for a $50.5 million increase, and higher average transportation fees, which accounted for an additional $33.6 million increase, partially offset by higher offloading, power and other operating costs of $16.3 million.   Gross operating margin from our equity investment in the Texas Express Pipeline increased $10.6 million period-to-period primarily due to higher transportation volumes of 15 MBPD (net to our interest).

Gross operating margin from our underground storage complexes in Mont Belvieu and South Louisiana increased a combined $23.5 million period-to-period primarily due to higher throughput volumes.  Gross operating margin from our Morgan’s Point Ethane Export Terminal increased a net $32.3 million period-to-period primarily due to higher loading volumes of 73 MBPD.  Likewise, gross operating margin from our Channel Pipeline increased $7.2 million period-to-period primarily due to higher transportation volumes of 99 MBPD, which in turn is attributable to ethane exports.

Gross operating margin from ATEX increased $43.0 million period-to-period primarily due to higher transportation volumes, which increased 28 MBPD period-to-period. Gross operating margin from our Dixie Pipeline and related terminals decreased $14.3 million period-to-period primarily due to higher maintenance costs.

NGL fractionation
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from NGL fractionation for the third quarter of 2018 increased $20.5 million when compared to the third quarter of 2017.  Gross operating margin from our Mont Belvieu NGL fractionation complex increased $19.6 million quarter-to-quarter primarily due to higher fractionation volumes of 139 MBPD (net to our interest).   We placed our ninth NGL fractionator into service in May 2018, which accounted for 93 MBPD of the quarter-to-quarter increase in volumes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from NGL fractionation for the nine months ended September 30, 2018 increased $44.1 million when compared to the nine months ended September 30, 2017.  Gross operating margin from our Mont Belvieu NGL fractionators increased $31.3 million period-to-period primarily due to higher fractionation volumes of 111 MBPD (net to our interest) resulting from the start-up of our ninth NGL fractionator.  Gross operating margin from our Hobbs NGL fractionator increased $10.7 million period-to-period primarily due to higher product blending revenues, which accounted for a $4.9 million increase, and lower maintenance and other operating costs, which accounted for an additional $3.6 million increase.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross operating margin:
Midland-to-ECHO Pipeline and related business activities, excluding associated non-cash mark-to-market results	$94.8	$(0.1)	$242.7	$(0.1)
Mark-to-market gain (loss) attributable to the Midland-to-ECHO Pipeline	186.7	--	(237.3)	--
Total Midland-to-ECHO Pipeline and related business activities	$281.5	$(0.1)	$5.4	$(0.1)
Other crude oil pipelines, terminals and related marketing results	312.7	190.5	861.6	691.8
Total	$594.2	$190.4	$867.0	$691.7

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,961	1,458	2,015	1,430
Crude oil marine terminal volumes (MBPD)	632	452	690	472

Midland-to-ECHO Pipeline and related business activities
Gross operating margin from our Midland-to-ECHO Pipeline and related business activities was a combined $281.5 million for the third quarter of 2018 and $5.4 million for the nine months ended September 30, 2018. Transportation volumes for the Midland-to-ECHO Pipeline, which entered limited service in November 2017 and full service in April 2018, averaged 453 MBPD and 429 MBPD during the three and nine months ended September 30, 2018, respectively (net to our interest).

Gross operating margin for this business for the three and nine months ended September 30, 2018 reflects a non-cash mark-to-market gain of $186.7 million and loss of $237.3 million, respectively, associated with the hedging of crude oil commodity price differentials (basis spreads) between the Midland and Houston area markets.  These hedges, which were primarily entered into throughout 2017, serve to lock in a positive margin on our anticipated purchases of crude oil at Midland and subsequent anticipated sales to customers in the Houston area for periods extending predominantly into 2019 and minimally through 2020. At September 30, 2018, these hedges represented a weighted average of approximately 32% of the pipeline’s expected uncommitted capacity through 2020 at an average positive margin of $2.66 per barrel. The year-to-date mark-to-market loss of $237.3 million reflects a widening of the basis spread between the Midland and Houston markets to an average of $13.13 per barrel through 2020 relative to our average hedged amount of $2.66 per barrel across these same periods as of September 30, 2018. The mark-to-market gain recognized for the third quarter of 2018 reflects the reversal of previously recognized mark-to-market losses for these hedges upon cash settlement of the underlying instruments as well as a narrowing of the basis spreads between the Midland and Houston markets during the quarter.

Basis swaps, in all but very limited circumstances, do not qualify for cash flow hedge accounting despite being highly effective at hedging the price risk inherent in the underlying physical transactions.  The volume hedged through 2020 varies from quarter-to-quarter and year-to-year, however the hedge levels generally correspond to pipeline capacity currently expected to be available to us during the first three years of the pipeline’s operations as customer commitment volumes ramp up to peak levels.

If the basis spreads underlying these hedges widen from the levels at September 30, 2018, we would be exposed to additional temporary non-cash mark-to-market losses.  Conversely, if basis spreads narrow in the future reverting back towards or below the average $2.66 per barrel spread we have locked in at September 30, 2018, then we would recognize temporary non-cash mark-to-market gains in future periods.  When the forecasted physical receipts and deliveries of crude oil ultimately occur in the future, we will realize a physical gross margin at then prevailing commodity price spreads; however the realized settlement of the associated financial hedges would convert that physical margin to the average $2.66 per barrel spread of the financial hedges.  At that time, the unrealized mark-to-market loss recognized for the nine months ended September 30, 2018 and in future periods until the physical deliveries occur will be reversed, thus eliminating their impact to cumulative earnings recognized over the entire life-to-date period of the hedge.

The basis spread between the Midland and Houston markets continues to fluctuate.  We also have uncommitted capacity on the pipeline that could provide us with potential upside to widening or downside to narrowing market spreads.  For information regarding the impact of these spreads on our crude oil marketing hedging portfolio, see Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk.  For general information regarding our derivative instruments and hedging activities, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gross operating margin from the Midland-to-ECHO Pipeline for the nine months ended September 30, 2018 was also reduced by $33.9 million in connection with the allocation of pipeline earnings to Western upon closing of their acquisition of a noncontrolling 20% equity interest in the pipeline on June 1, 2018.  For additional information regarding this transaction, see “Significant Recent Developments” within this Part I, Item 2.

Other crude oil pipelines, terminals and related marketing results
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from our other crude oil pipelines, terminals and related marketing activities for the third quarter of 2018 increased a net $122.2 million when compared to the third quarter of 2017.

Gross operating margin from crude oil export activities at EHT increased $19.9 million quarter-to-quarter primarily due to an increase in loading volumes of 206 MBPD, which accounted for a $10.7 million increase, and higher deficiency fee revenues, which accounted for an additional $8.8 million increase.

Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $10.6 million quarter-to-quarter primarily due to higher transportation volumes, which increased 92 MBPD (net to our interest).  Gross operating margin from our EFS Midstream System increased $7.2 million quarter-to-quarter primarily due to higher deficiency fee revenues, which accounted for a $4.5 million increase, and lower maintenance and other operating costs, which accounted for an additional $2.5 million increase.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $6.6 million quarter-to-quarter primarily due to higher firm capacity reservation revenues attributable to the Midland-to-ECHO Pipeline, which accounted for $12.5 million of the increase, partially offset by lower average transportation fees, which accounted for an $8.3 million decrease.  Crude oil transportation volumes for this system increased 28 MBPD quarter-to-quarter.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $5.3 million quarter-to-quarter primarily due to a decrease in long-haul transportation revenues attributable to lower transportation volumes.  Overall, transportation volumes on the Seaway Pipeline decreased 72 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our related crude oil marketing activities increased $83.7 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $46.4 million increase, and non-cash mark-to-market gains recognized in the third quarter of 2018 compared to non-cash mark-to-market losses recognized in the third quarter of 2017, which accounted for an additional $35.6 million increase. The mark-to-market gains recognized by this business in the third quarter of 2018 were related to the narrowing of crude oil commodity price differentials between the Midland, Texas and Cushing, Oklahoma markets.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from our other crude oil pipelines, terminals and related marketing activities for the nine months ended September 30, 2018 increased a net $169.8 million when compared to the nine months ended September 30, 2017.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $67.8 million period-to-period primarily due to higher firm capacity reservation fees attributable to the Midland-to-ECHO Pipeline, which accounted for $48.6 million of the increase, higher transportation volumes, which accounted for an additional $33.2 million increase, partially offset by lower average transportation fees, which accounted for a $25.1 million decrease.  Crude oil transportation volumes for this system increased 42 MBPD period-to-period.

Gross operating margin from crude oil export activities at EHT increased $42.2 million period-to-period primarily due to higher net loading volumes, which increased 180 MBPD period-to-period.  Gross operating margin from our Midland, Texas and ECHO terminals increased a combined $21.1 million period-to-period primarily due to higher throughput volumes attributable to movements on the Midland-to-ECHO Pipeline.

Gross operating margin from our EFS Midstream System increased $18.0 million period-to-period primarily due to higher deficiency fee revenues, which accounted for a $12.9 million increase, and lower maintenance and other operating costs, which accounted for an additional $4.8 million increase. Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $20.0 million period-to-period primarily due to higher transportation volumes, which increased 83 MBPD (net to our interest).

Gross operating margin from our equity investment in the Seaway Pipeline decreased $18.6 million period-to-period primarily due to lower long-haul transportation revenues attributable to an increase in walk-up shipper volumes, which are charged a lower tariff.  Transportation volumes for Seaway increased 25 MBPD period-to-period (net to our interest).

Gross operating margin from our related crude oil marketing activities increased a net $16.7 million period-to-period primarily due to higher average sales margins, which accounted for a $57.9 million increase, partially offset by non-cash mark-to-market losses recognized for the nine months ended September 30, 2018 compared to non-cash mark-to-market gains recognized for the same period in 2017, which accounted for a $42.8 million decrease.  The mark-to-market losses recognized by this business in 2018 are related to the widening of crude oil commodity prices differentials between the Midland, Texas and Cushing, Oklahoma markets relative to our positions outstanding during the period.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross operating margin	$216.9	$170.7	$628.2	$536.0

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	13,939	12,376	13,544	12,084

Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2018 increased a net $46.2 million when compared to the third quarter of 2017.

Gross operating margin from our Texas Intrastate System increased $26.3 million quarter-to-quarter primarily due to higher firm capacity reservation and other fees.  Transportation volumes on our Texas Intrastate System increased 183 BBtus/d quarter-to-quarter.  Gross operating margin from our Permian Basin Gathering System increased a net $8.5 million quarter-to-quarter primarily due to a 309 BBtus/d increase in natural gas gathering volumes, which accounted for a $6.6 million increase, and higher condensate sales volumes, which accounted for an additional $4.9 million increase, partially offset by higher maintenance costs and other operating costs, which accounted for a $4.1 million decrease.  Gross operating margin from our BTA Gathering System in East Texas increased $1.7 million quarter-to-quarter primarily due to an increase in natural gas gathering volumes of 147 BBtus/d.

With respect to our Louisiana assets, gross operating margin from our Haynesville Gathering System increased $5.4 million quarter-to-quarter primarily due to higher natural gas gathering volumes of 287 BBtus/d, which accounted for a $2.7 million increase, and higher treating and other fee revenues, which accounted for an additional $2.3 million increase.  Gross operating margin from our Acadian Gas System increased $2.4 million quarter-to-quarter primarily due to an increase in firm capacity reservation revenues on the Haynesville Extension pipeline. Transportation volumes for the Acadian Gas System increased 563 BBtus/d quarter-to-quarter, with the Haynesville Extension pipeline accounting for 479 BBtus/d of the increase.

Gross operating margin from our San Juan Gathering System increased $3.0 million quarter-to-quarter primarily due to lower operating costs.  Gross operating margin from our Jonah Gathering System decreased $5.1 million quarter-to-quarter primarily due to higher maintenance and other operating costs.

Gross operating margin from our natural gas marketing activities increased $3.1 million quarter-to-quarter primarily due to higher mark-to-market earnings, which accounted for a $5.9 million increase, partially offset by lower average sales margins, which accounted for a $3.0 million decrease.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2018 increased a net $92.2 million when compared to the nine months ended September 30, 2017.

Gross operating margin from our Texas Intrastate System increased a net $45.4 million period-to-period primarily due to higher firm capacity reservation and other fees, which accounted for a $53.7 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $12.4 million decrease.  Transportation volumes on our Texas Intrastate System increased 98 BBtus/d period-to-period. Gross operating margin from our Permian Basin Gathering System increased $18.0 million period-to-period primarily due to a 172 BBtus/d increase in natural gas gathering volumes, which accounted for a $10.9 million increase, and higher condensate sales volumes, which accounted for an additional $8.4 million increase.  Gross operating margin from our BTA Gathering System, which we acquired in April 2017, increased $9.3 million period-to-period primarily due to an increase in gathering volumes of 102 BBtus/d.

Gross operating margin from our Haynesville Gathering System increased a net $16.5 million period-to-period primarily due to higher gathering and other fee revenues, which accounted for an $11.2 million increase, and higher gathering volumes of 304 BBtus/d, which accounted for an $8.4 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $3.1 million decrease. Gross operating margin from our Acadian Gas System decreased a net $13.4 million period-to-period primarily due to $17.4 million of proceeds received in connection with a legal settlement in the second quarter of 2017, partially offset by higher average firm capacity reservation fees on the Haynesville Extension pipeline, which accounted for a $6.8 million increase. Transportation volumes for the Acadian Gas System increased 568 BBtus/d period-to-period, with the Haynesville Extension pipeline accounting for 469 BBtus/d of the increase.

Gross operating margin from our San Juan Gathering System increased $8.1 million period-to-period primarily due to higher condensate sales prices.  Gross operating margin from our Jonah Gathering System decreased $0.6 million period-to-period primarily due to higher maintenance and other operating expenses, which accounted for a $6.7 million decrease, partially offset by a 110 BBtus/d increase in natural gas gathering volumes, which accounted for a $6.1 million increase.

Gross operating margin from our natural gas marketing activities increased $5.7 million period-to-period primarily due to higher mark-to-market earnings.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Segment gross operating margin:
Propylene production and related activities	$94.3	$44.5	$350.2	$175.1
Butane isomerization and related operations	29.4	20.6	80.2	49.7
Octane enhancement and related plant operations	40.3	35.1	122.2	92.6
Refined products pipelines and related activities	78.1	67.6	231.1	213.8
Marine transportation and other	7.3	4.6	19.4	11.4
Total	$249.4	$172.4	$803.1	$542.6

Selected volumetric data:
Propylene plant production volumes (MBPD)	93	78	97	80
Butane isomerization volumes (MBPD)	105	110	111	106
Standalone DIB processing volumes (MBPD)	100	82	89	82
Octane additive and related plant production volumes (MBPD)	29	24	28	25
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	796	778	806	801
Refined products and petrochemical marine terminal volumes (MBPD)	289	359	336	410

Propylene production and related activities
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from propylene production and related marketing activities for the third quarter of 2018 increased $49.8 million when compared to the third quarter of 2017. Gross operating margin from our Mont Belvieu propylene fractionation plants increased $22.2 million quarter-to-quarter primarily due to higher average propylene sales margins.

Gross operating margin from our PDH facility, which completed its commissioning (or start up) phase and began full commercial operations in the second quarter of 2018, increased $25.0 million for the third quarter of 2018 when compared to the third quarter of 2017 on plant production volumes, including by-products, of 15 MBPD.  Production rates at the PDH facility were 11 MBPD lower than those achieved during the second quarter of 2018 due to an extended outage for planned maintenance in September 2018.   As a result of this outage, gross operating margin from our PDH facility for the third quarter of 2018 decreased $30.9 million when compared to the second quarter of 2018 primarily due to the lower production volumes.  The PDH facility resumed service in October 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from propylene production and related marketing activities for the nine months ended September 30, 2018 increased $175.1 million when compared to the nine months ended September 30, 2017. Gross operating margin from our PDH facility was $67.1 million for the nine months ended September 30, 2018.  Propylene production volumes for the PDH facility, including by-products, averaged 19 MBPD for the nine months ended September 30, 2018, which includes volumes for the first quarter of 2018 when the facility was still in its commissioning phase.  Gross operating margin from our Mont Belvieu propylene fractionation plants increased $79.9 million period-to-period primarily due to higher average propylene sales margins.

Butane isomerization and related operations
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for the third quarter of 2018 increased $8.8 million when compared to the third quarter of 2017 primarily due to higher average by-product sales prices, which accounted for a $4.2 million increase, higher DIB processing fees, which accounted for a $1.6 million increase, and higher DIB processing volumes of 18 MBPD, which accounted for an additional $1.2 million increase.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from butane isomerization and DIB operations for the nine months ended September 30, 2018 increased $30.5 million when compared to the nine months ended September 30, 2017. The increase in gross operating margin period-to-period is primarily due to higher average by-product sales prices, which accounted for a $16.5 million increase, higher production and sales volumes, which accounted for an $8.7 million increase, and higher DIB processing fees, which accounted for an additional $4.5 million increase.

Octane enhancement and related operations
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the third quarter of 2018 increased a combined $5.2 million when compared to the third quarter of 2017 primarily due to higher sales volumes, which accounted for a $6.9 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $2.5 million decrease.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the nine months ended September 30, 2018 increased a combined $29.6 million when compared to the nine months ended September 30, 2017 primarily due to higher sales volumes.

Refined products pipelines and related activities
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from refined products pipelines and related marketing activities for the third quarter of 2018 increased $10.5 million when compared to the third quarter of 2017.  Gross operating margin from our TE Products Pipeline and related refined products terminals increased $10.4 million quarter-to-quarter primarily due to higher average transportation and other fees, which accounted for a $7.5 million increase, and higher NGL transportation volumes, which accounted for an additional $5.7 million increase.  NGL and refined product transportation volumes on our TE Products Pipeline increased a combined 18 MBPD, while petrochemical transportation volumes decreased 12 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from refined products pipelines and related marketing activities for the nine months ended September 30, 2018 increased $17.3 million when compared to the nine months ended September 30, 2017.

Gross operating margin from our TE Products Pipeline and related refined products terminals increased a net $23.4 million period-to-period primarily due to higher average transportation and other fees, which accounted for a $21.0 increase, and higher NGL transportation volumes, which accounted for an additional $17.6 million increase, partially offset by higher maintenance and other operating costs, which accounted for a $15.2 million decrease.  NGL transportation volumes on our TE Products Pipeline increased 16 MBPD, while refined product and petrochemical transportation volumes decreased a combined 33 MBPD period-to-period.

Gross operating margin from our Houston Ship Channel and Beaumont refined products marine terminals decreased a combined $8.9 million period-to-period primarily due to lower storage revenues.

Marine transportation and other
Third Quarter of 2018 Compared to Third Quarter of 2017.  Gross operating margin from marine transportation for the third quarter of 2018 increased $2.7 million when compared to the third quarter of 2017 primarily due to higher marine vessel utilization.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.  Gross operating margin from marine transportation and other services for the nine months ended September 30, 2018 increased $8.0 million when compared to the nine months ended September 30, 2017 primarily due to higher marine vessel utilization period-to-period, which accounted for a $4.1 million increase, and lower costs, which accounted for an additional $4.0 million increase.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At September 30, 2018, we had $3.32 billion of consolidated liquidity, which was comprised of $3.29 billion of available borrowing capacity under EPO’s revolving credit facilities and $30.2 million of unrestricted cash on hand.

We may issue additional equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital spending.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at September 30, 2018 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Commercial Paper Notes	$2,707.6	$2,707.6	$--	$--	$--	$--	$--
Senior Notes	20,750.0	--	1,500.0	1,500.0	1,325.0	650.0	15,775.0
Junior Subordinated Notes	2,670.6	--	--	--	--	--	2,670.6
Total	$26,128.2	$2,707.6	$1,500.0	$1,500.0	$1,325.0	$650.0	$18,445.6

Issuance of $3.0 Billion of Senior Notes in October 2018
In October 2018, EPO issued $3.0 billion aggregate principal amount of senior notes comprised of (i) $750 million principal amount of senior notes due February 2022 (“Senior Notes VV”), (ii) $1.0 billion principal amount of senior notes due October 2028 (“Senior Notes WW”) and (iii) $1.25 billion principal amount of senior notes due February 2049 (“Senior Notes XX”).  Net proceeds from this offering were used by EPO for the temporary repayment of amounts outstanding under its commercial paper program and general company purposes, including for growth capital expenditures.

Senior Notes VV were issued at 99.985% of their principal amount and have a fixed-rate interest rate of 3.50% per year.  Senior Notes WW were issued at 99.764% of their principal amount and have a fixed-rate interest rate of 4.15% per year.  Senior Notes XX were issued at 99.390% of their principal amount and have a fixed-rate interest rate of 4.80% per year.  Enterprise Products Partners L.P. has guaranteed the senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

Issuance of $2.0 Billion of Senior Notes and $700 Million of Junior Subordinated Notes in February 2018
In February 2018, EPO issued $2.7 billion aggregate principal amount of notes comprised of (i) $750 million principal amount of senior notes due February 2021 (“Senior Notes TT”), (ii) $1.25 billion principal amount of senior notes due February 2048 (“Senior Notes UU”) and (iii) $700 million principal amount of junior subordinated notes due February  2078 (“Junior Subordinated Notes F”).  Net proceeds from these offerings were used by EPO for the temporary repayment of amounts outstanding under its commercial paper program, general company purposes, and the redemption of all $682.7 million outstanding aggregate principal amount of its Junior Subordinated Notes B.

Senior Notes TT were issued at 99.946% of their principal amount and have a fixed-rate interest rate of 2.80% per year.  Senior Notes UU were issued at 99.865% of their principal amount and have a fixed-rate interest rate of 4.25% per year.  Enterprise Products Partners L.P. has guaranteed the senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

The Junior Subordinated Notes F are redeemable at EPO’s option, in whole or in part, on one or more occasions, on or after February 15, 2028 at 100% of their principal amount, plus any accrued and unpaid interest thereon, and bear interest at a fixed rate of 5.375% per year through February 14, 2028.  Beginning February 15, 2028, the Junior Subordinated Notes F will bear interest at a floating rate based on a three-month LIBOR plus 2.57%, reset quarterly.  Enterprise Products Partners L.P. has guaranteed the Junior Subordinated Notes F through an unconditional guarantee on an unsecured and subordinated basis.

Redemption of Junior Subordinated Notes
In March 2018, EPO redeemed all of the $682.7 million outstanding aggregate principal amount of its Junior Subordinated Notes B at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.  This redemption was funded by EPO’s issuance of senior notes and junior subordinated notes in February 2018.

In August 2018, EPO redeemed all of the $521.1 million outstanding aggregate principal amount of its Junior Subordinated Notes A at a price equal to 100% of the principal amount of the notes being redeemed, plus all accrued and unpaid interest thereon to, but not including, the redemption date.  This redemption was funded by the issuance of short-term notes under EPO’s commercial paper program.

364-Day Revolving Credit Agreement
In September 2018, EPO entered into a 364-Day Revolving Credit Agreement that replaced its prior 364-day credit facility.  The new 364-Day Revolving Credit Agreement matures in September 2019. There are currently no principal amounts outstanding under this revolving credit agreement.

Under the terms of the new 364-Day Revolving Credit Agreement, EPO may borrow up to $2.0 billion (which may be increased by up to $200 million to $2.2 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as a non-revolving term loan for a period of one additional year, payable in September 2020. Borrowings under this revolving credit agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The new 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The credit agreement also restricts EPO’s ability to pay cash distributions to its parent, Enterprise Products Partners L.P., if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the new 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P.

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

Credit Ratings

At November 1, 2018, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.

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

Issuance of Common Units

The following table summarizes the issuance of common units in connection with our distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”) for the nine months ended September 30, 2018 (dollars in millions, number of units issued as shown):

	Number of Common Units Issued	Net Cash Proceeds Received
Three months ended March 31, 2018:
Common units issued in connection with DRIP and EUPP	6,642,286	$177.0
Three months ended June 30, 2018:
Common units issued in connection with DRIP and EUPP	3,234,804	84.0
Three months ended September 30, 2018:
Common units issued in connection with DRIP and EUPP	6,600,486	188.4
Total common units issued during the nine months ended September 30, 2018	16,477,576	$449.4

DRIP and EUPP
We have a registration statement on file with the SEC in connection with our DRIP.  The DRIP provides unitholders of record and beneficial owners of our common units a voluntary means by which they can increase the number of our common units they own by reinvesting the quarterly cash distributions they receive from us into the purchase of additional new common units.  After taking into account the number of common units issued under the DRIP through September 30, 2018, we have the capacity to issue an additional 64,643,166 common units under this plan.

Pursuant to the DRIP, privately held affiliates of EPCO purchased $100 million of our common units in connection with the distribution paid in February 2018 and an additional $106 million of our common units in connection with the distribution paid on August 8, 2018.

In addition to the DRIP, we have registration statements on file with the SEC in connection with our EUPP.  After taking into account the number of common units issued under the EUPP through September 30, 2018, we have the capacity to issue an additional 5,357,209 common units under this plan.

ATM Program
We have a registration statement on file with the SEC covering the issuance of up to $2.54 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our at-the-market (“ATM”) program.  No sales were made under this program during the nine months ended September 30, 2018.  After taking into account the aggregate sales price of common units sold under the ATM program in periods prior to fiscal 2018, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $2.54 billion.

Use of Proceeds
The net cash proceeds we received from the issuance of common units during the nine months ended September 30, 2018 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes.

For additional information regarding our issuance of common units and related registration statements, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Restricted Cash

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  At September 30, 2018 and December 31, 2017, our restricted cash amounts were $248.9 million and $65.2 million, respectively.

Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  For information regarding our derivative instruments and hedging activities, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  In addition, see Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk.

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

	For the Nine Months Ended September 30,
	2018	2017
Net cash flows provided by operating activities	$4,275.3	$2,819.9
Cash used in investing activities	3,182.8	2,303.9
Cash used in financing activities	883.7	833.9

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

Comparison of Nine Months Ended September 30, 2018 with Nine Months Ended September 30, 2017
The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities.  Net cash flows provided by operating activities for the nine months ended September 30, 2018 increased $1.46 billion when compared to the same period in 2017.  The increase in cash provided by operating activities was primarily due to:

▪
a $1.18 billion increase in cash resulting from higher partnership earnings in the nine months ended September 30, 2018 compared to the same period in 2017 (after adjusting our $875.0 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows);

▪	a $250.2 million period-to-period increase in cash primarily due to the timing of cash receipts and payments related to operations; and

▪	a $29.5 million period-to-period increase in cash distributions received on earnings from unconsolidated affiliates primarily due to our investments in NGL pipeline joint ventures.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing activities.  Cash used for investing activities in the nine months ended September 30, 2018 increased $878.9 million when compared to the same period in 2017 primarily due to:

▪
an $886.0 million period-to-period increase in spending for consolidated property, plant and equipment (see “Capital Spending” within this Part I, Item 2 for additional information regarding our capital spending program); and

▪	a $62.3 million period-to-period increase in investments in unconsolidated affiliates primarily related to our NGL pipeline and crude oil joint ventures; partially offset by

▪
a $48.1 million period-to-period decrease in net cash used for business combinations.  During the nine months ended September 30, 2018, we used $150.6 million to acquire the remaining 50% equity interest in Delaware Processing.   For the same period in 2017, we used $191.4 million to acquire the BTA Gathering System and related assets.

Financing activities.  Cash used in financing activities for the nine months ended September 30, 2018 increased $49.8 million when compared to the same period in 2017 primarily due to:

▪
a $427.8 million period-to-period decrease in net cash proceeds from the issuance of common units.  We issued an aggregate 16,477,576 common units, which generated $449.4 million of net cash proceeds, in connection with our DRIP and EUPP during the nine months ended September 30, 2018.  This compares to an aggregate 32,518,315 common units we issued in connection with our ATM, DRIP and EUPP during the nine months ended September 30, 2017, which collectively generated $877.2 million of net cash proceeds; and

▪
a $122.5 million period-to-period increase in cash distributions paid to limited partners during the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  The increase in cash distributions is due to increases in both the number of distribution-bearing common units outstanding and the quarterly cash distribution rates per unit; partially offset by

▪
a net $327.0 million increase in net cash inflows attributable to debt issuances, which was comprised of an $832.9 million increase in net issuances of short-term notes under EPO’s commercial paper program, partially offset by a  $505.9 million period-to-period decrease in net cash inflows due to the issuance of $2.7 billion in principal amount of senior and junior subordinated notes offset by the repayment or redemption of $2.3 billion in principal amount of senior and junior subordinated notes during the nine months ended September 30, 2018 compared to the issuance of $1.7 billion in principal amount of junior subordinated notes and repayment of $800.0 million in principal amount of senior notes during the nine months ended September 30, 2017; and

▪
a $221.6 million period-to-period increase in contributions from noncontrolling interests. In June 2018, an affiliate of Western acquired a noncontrolling 20% equity interest in our consolidated subsidiary that owns the Midland-to-ECHO Pipeline for $189.6 million in cash.

Sale of Red River System in October 2018

On October 1, 2018, we closed on the sale of our Red River System and associated crude oil linefill for approximately $135 million, of which $10.5 million was received as a deposit in the third quarter of 2018.   The Red River System gathers and transports crude oil from North Texas and southern Oklahoma for delivery to local refineries and pipeline interconnects for further transportation to the Cushing hub and Gulf Coast.   As of September 30, 2018, the carrying value of these assets totaled $109.6 million, which was classified as held-for-sale primarily within other current assets on our Unaudited Consolidated Balance Sheet.

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

Our use of distributable cash flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure. For a discussion of net cash flows provided by operating activities, see the previous section titled “Cash Flows from Operating, Investing and Financing Activities” within this Part I, Item 2.

The following table summarizes our calculation of distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to limited partners (1)	$1,313.2	$610.9	$2,887.7	$2,025.3
Adjustments to GAAP net income attributable to limited partners to derive non-GAAP distributable cash flow:
Add depreciation, amortization and accretion expenses	471.2	412.6	1,360.5	1,221.4
Add non-cash asset impairment and related charges	4.6	10.0	21.4	35.2
Subtract net gains attributable to asset sales	(6.7)	(1.1)	(8.1)	(1.1)
Add cash proceeds from asset sales	21.5	3.0	24.1	6.2
Subtract gain on step acquisition of unconsolidated affiliate	--	--	(39.4)	--
Add changes in fair value of Liquidity Option Agreement (2)	18.5	8.9	34.9	33.0
Add or subtract changes in fair market value of derivative instruments	(204.1)	29.7	254.9	(14.2)
Add cash distributions received from unconsolidated affiliates (3)	139.2	123.1	392.7	353.0
Add monetization of interest rate derivative instruments accounted for as cash flow hedges	--	30.6	1.5	30.6
Subtract equity in income of unconsolidated affiliates	(112.0)	(113.4)	(350.0)	(315.2)
Subtract sustaining capital expenditures (4)	(76.2)	(53.8)	(215.3)	(164.1)
Add deferred income tax expense or subtract benefit, as applicable	(0.7)	0.4	9.3	1.1
Other, net	12.2	4.0	27.9	34.2
Distributable cash flow	$1,580.7	$1,064.9	$4,402.1	$3,245.4

Total cash distributions paid to limited partners with respect to period	$948.5	$913.4	$2,822.2	$2,712.8

Cash distributions per unit declared by Enterprise GP with respect to period (5)	$0.4325	$0.4225	$1.2900	$1.2575

Total distributable cash flow retained by partnership with respect to period (6)	$632.2	$151.5	$1,579.9	$532.6

Distribution coverage ratio (7)	1.7x	1.2x	1.6x	1.2x

(1)   For a discussion of significant changes in our comparative income statement amounts underlying net income attributable to limited partners, along with the primary drivers of such changes, see “Consolidated Income Statements Highlights” within this Part I, Item 2.
(2)   For information regarding the Liquidity Option Agreement, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.
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

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP distributable cash flow for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash flows provided by operating activities	$1,577.5	$485.0	$4,275.3	$2,819.9
Adjustments to reconcile net cash flows provided by operating activities to distributable cash flow:
Subtract sustaining capital expenditures	(76.2)	(53.8)	(215.3)	(164.1)
Add cash proceeds from asset sales	21.5	3.0	24.1	6.2
Add monetization of interest rate derivative instruments accounted for as cash flow hedges	--	30.6	1.5	30.6
Net effect of changes in operating accounts	33.4	594.2	261.9	512.1
Other, net	24.5	5.9	54.6	40.7
Distributable cash flow	$1,580.7	$1,064.9	$4,402.1	$3,245.4

Capital Spending

We currently have approximately $6.0 billion of growth capital projects scheduled to be completed by mid-2020 including:

▪	joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes (first quarter of 2019);

▪	the Shin Oak NGL Pipeline (second quarter of 2019);

▪	the third processing train at our Orla natural gas processing facility (second quarter of 2019);

▪	expansions of our Front Range and Texas Express NGL pipelines (third quarter of 2019);

▪	our isobutane dehydrogenation (“iBDH”) unit (fourth quarter of 2019);

▪	our ethylene export terminal (fourth quarter of 2019);

▪	a new NGL fractionation facility at Mont Belvieu (first half of 2020);

▪	our Mentone cryogenic natural gas processing plant (first quarter of 2020); and

▪	a 150 MBPD expansion of NGL fractionation capacity at our Mont Belvieu complex (second quarter of 2020).

Based on information currently available, we expect our total growth capital spending for 2018 to approximate $4.2 billion, which includes the $150.6 million we invested to acquire the remaining 50% equity interest in Delaware Processing.  We expect our sustaining capital expenditures for 2018 to approximate $315 million, of which $221.5 million was spent in the nine months ended September 30, 2018.

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

The following table summarizes the primary elements of our capital spending for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2018	2017
Capital spending for property, plant and equipment: (1)
Growth capital projects (2)	$2,782.7	$1,953.8
Sustaining capital projects (3)	221.5	164.4
Total capital spending	$3,004.2	$2,118.2

Cash used for business combinations, net (4)	$150.6	$198.7

Investments in unconsolidated affiliates	$95.1	$32.8

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
(4)   Amount presented for the nine months ended September 30, 2018 represents the acquisition of the remaining 50% ownership interest in our Delaware Processing joint venture, which closed on March 29, 2018.

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the nine months ended September 30, 2018 involved projects to support crude oil, natural gas and NGL production from the Permian Basin, export activities at our Gulf Coast terminal and spending on our iBDH unit.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Nine Months Ended September 30, 2018 with Nine Months Ended September 30, 2017
Total capital spending increased a net $900.2 million period-to-period primarily due to the following:

▪
Growth capital spending for projects to support Permian Basin production increased $585.6 million period-to-period.  We are in various stages of completion on multiple projects to support crude oil, natural gas and NGL production in the Permian Basin, including our Orla natural gas processing facility and related pipelines and the Shin Oak NGL Pipeline.

▪	Growth capital spending on our iBDH unit increased $241.8 million period-to-period.

▪
Growth capital spending for projects to expand and support export activities at EHT increased $210.3 million period-to-period.  This amount includes $55.2 million of cash paid in April 2018 to acquire a 65-acre waterfront site located on the Houston Ship Channel that will serve as the next phase of expansion at EHT.

▪	Growth capital spending to expand refined products capabilities at our Beaumont terminal increased $68.6 million period-to-period.

▪
Investments in unconsolidated affiliates increased $62.3 million period-to-period primarily due to spending on our Front Range and Texas Express expansion projects, which accounted for $33.7 million of the increase, and our joint venture dock infrastructure at Corpus Christi, which accounted for an additional $15.3 million increase.

▪	Growth capital spending at our Mont Belvieu complex for the PDH facility and ninth NGL fractionator decreased $314.3 million period-to-period.

▪
Net cash used for business combinations decreased $48.1 million period-to-period.  During the nine months ended September 30, 2018, we invested $150.6 million to acquire the remaining 50% equity interest in Delaware Processing.  For the same period in 2017, we used $191.4 million to acquire the BTA Gathering System and related assets.

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

The following table summarizes our pipeline integrity costs, including those attributable to DOT regulations, for the periods presented (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Recognized in operating costs and expenses	$13.3	$8.7	$57.6	$41.0
Reflected as a component of sustaining capital expenditures	14.2	11.2	34.8	32.5
Total	$27.5	$19.9	$92.4	$73.5

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

Other Items

Contractual Obligations

Our consolidated principal debt obligations at September 30, 2018 were approximately $26.13 billion compared to $24.78 billion at December 31, 2017.  For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for additional information regarding our consolidated debt obligations.

During the first nine months of 2018, we entered into long-term product purchase commitments for crude oil with third party suppliers in order to meet future physical delivery obligations on our various systems.  On a combined basis, these agreements increased our estimated long-term purchase obligations by approximately $1.2 billion over the next five years and $1.8 billion overall.  Apart from these new agreements, there have been no other material changes in our consolidated purchase obligations since those reported in our 2017 Form 10-K.

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

Commodity Hedging Activities

The prices of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps, basis swaps and option contracts.  The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2018 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	11.2	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.2	0.1	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.1	0.2	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	2.3	0.4	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	36.8	0.2	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	60.0	0.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.2	n/a	Fair value hedge
Refined products marketing:
Forecasted purchase of refined products (MMBbls)	0.6	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.5	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.7	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	13.7	4.1	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	20.2	4.1	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	89.7	2.5	Mark-to-market
NGL risk management activities (MMBbls) (4)	1.9	0.2	Mark-to-market
Refined products risk management activities (MMBbls) (4)	1.9	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	54.2	17.7	Mark-to-market

(1)   Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2)   The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, March 2019 and December 2020, respectively.
(3)   Current volumes include 33.3 Bcf of physical derivative instruments that are predominantly priced at a market-based index plus a premium or minus a discount related to location differences.
(4)   Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At September 30, 2018, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our natural gas marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	September 30, 2018	October 15, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(13.9)	$(3.1)	$(8.6)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(16.9)	(3.8)	(10.2)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(10.8)	(2.3)	(7.0)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our NGL marketing, refined products marketing and octane enhancement portfolios at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	September 30, 2018	October 15, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(76.4)	$(244.8)	$(159.4)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(126.1)	(331.2)	(251.0)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(26.8)	(158.4)	(67.9)

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our crude oil marketing portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2017	September 30, 2018	October 15, 2018
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(65.5)	$(336.2)	$(323.4)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(109.4)	(419.1)	(409.0)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(21.6)	(253.4)	(237.8)

The derivative liability for our crude oil marketing hedges increased from $65.5 million at December 31, 2017 to $336.2 million at September 30, 2018, which resulted in a $270.7 million decrease in the fair value of the crude oil marketing portfolio for the nine months ended September 30, 2018. The derivative liability for the portfolio improved to $323.4 million at October 15, 2018 primarily due to lower crude oil futures prices as well as a narrowing of the crude oil basis spreads since September 30, 2018.  As noted in our discussion of results for the Crude Oil Pipelines & Services segment within Part I, Item 2 of this quarterly report, we entered into hedges of the crude oil commodity price differentials between the Midland and Houston markets and the Midland and Cushing markets.

Assuming no changes subsequent to September 30, 2018 in the variables used to determine the portfolio’s fair value, the derivative liability of $336.2 million at September 30, 2018 would be reversed upon cash settlement of the underlying hedges, which would create unrealized mark-to-market gains in net income and other comprehensive income as follows for the periods indicated (dollars in millions):

Fourth quarter of 2018	$167.0
Calendar year 2019	131.6
Calendar year 2020	5.0
Total mark-to-market gains	$303.6
Total other comprehensive income	32.6
Total comprehensive income	$336.2

As the non-cash, mark-to-market gains attributable to the financial hedges are recognized in earnings, the corresponding actual losses on the financial hedges and related gains on the physical transactions will be simultaneously realized.

At September 30, 2018, approximately 68% of the Midland-to-ECHO Pipeline’s uncommitted capacity available to us through 2020 was not hedged, thereby providing us with potential upside to widening or downside to narrowing market spreads.   The value of this unhedged capacity was approximately $439.8 million assuming that we hedged all such capacity at the prevailing crude oil commodity price differentials between Midland and Houston as of September 30, 2018.

The posting of additional cash may be required to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  Our restricted cash balance decreased from $248.9 million at September 30, 2018 to $235.0 million at October 15, 2018.  In addition, we posted $211.7 million of cash and $100.0 million under stand-by letters of credit in connection with margin requirements on the Chicago Mercantile Exchange through October 15, 2018. The decrease in restricted cash and other cash postings since September 30, 2018 is primarily due to changes in the initial margin requirements and fair value of our crude oil marketing transportation hedges.

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward starting swaps and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.  The composition of our derivative instrument portfolios may change depending on our hedging requirements. We have no interest rate hedging instruments outstanding as of the filing date of this quarterly report.

Item 4.               Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, our management carried out an evaluation, with the participation of (i) A. James Teague, our general partner’s Chief Executive Officer and (ii) W. Randall Fowler, our general partner’s President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Mr. Teague is our principal executive officer and Mr. Fowler is our principal financial officer.  Based on this evaluation, as of the end of the period covered by this quarterly report, Messrs. Teague and Fowler concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague and Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this quarterly report (see Exhibits 31 and 32 under Part II, Item 6 of this quarterly report).

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our repurchase activity during the nine months ended September 30, 2018 in connection with the vesting of phantom unit awards:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 2018 (1)	2,559	$27.73	--	--
February 2018 (2)	945,409	$26.40	--	--
March 2018 (3)	1,810	$25.68	--	--
May 2018 (4)	34,827	$26.85	--	--
August 2018 (5)	41,756	$29.35	--	--

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
(5)   Of the 151,692 phantom unit awards that vested in August 2018 and converted to common units, 41,756 units were sold back to us by employees to cover related withholding tax requirements.

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

4.29
Thirty-Second Supplemental Indenture, dated as of October 11, 2018, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 11, 2018).

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

4.45
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

4.47
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

4.63
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

4.65
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

4.67
Form of Global Note representing $700 million principal amount of Junior Subordinated Notes F due 2078 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed February 15, 2018).

4.68
Form of Global Note representing $750.0 million principal amount of 3.50% Senior Notes due 2022 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.69
Form of Global Note representing $1,000.0 million principal amount of 4.15% Senior Notes due 2028 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.70
Form of Global Note representing $1,250.0 million principal amount of 4.80% Senior Notes due 2049 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.71
Replacement Capital Covenant, dated July 18, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 19, 2006).

4.72
First Amendment to Replacement Capital Covenant dated August 25, 2006, executed by Enterprise Products Operating L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.2 to Form 8-K filed August 25, 2006).

4.73
Replacement Capital Covenant, dated May 24, 2007, executed by Enterprise Products Operating L.P. and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 99.1 to Form 8-K filed May 24, 2007).

4.74
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.75
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.76
Indenture, dated February 20, 2002, by and among TEPPCO Partners, L.P., as Issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as Subsidiary Guarantors, and First Union National Bank, NA, as Trustee (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by TEPPCO Partners, L.P. on February 20, 2002).

4.77
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

4.78
Full Release of Guarantee, dated July 31, 2006, by Wachovia Bank, National Association, as Trustee, in favor of Jonah Gas Gathering Company (incorporated by reference to Exhibit 4.8 to the Form 10-Q filed by TEPPCO Partners, L.P. on November 7, 2006).

4.79
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

4.80
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

4.81
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

4.82
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

4.83
Full Release of Guarantee, dated November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.64 to Form 10-K filed March 1, 2010).

4.84
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

4.85
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

4.86
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

4.87
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

4.88
Full Release of Guarantee, dated as of November 23, 2009, of TE Products Pipeline Company, LLC, TCTM, L.P., TEPPCO Midstream Companies, LLC and Val Verde Gas Gathering Company, L.P. by The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.70 to Form 10-K filed March 1, 2010).

4.89
Registration Rights Agreement by and between Enterprise Products Partners L.P. and Oiltanking Holding Americas, Inc. dated as of October 1, 2014 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2014).

10.1
364-Day Revolving Credit Agreement, dated as of September 12, 2018, among Enterprise Products Operating LLC, the Lenders party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 12, 2018).

10.2
Guaranty Agreement, dated as of September 12, 2018, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 12, 2018).

10.3***
Separation Agreement dated effective as of September 11, 2018 by and between Enterprise Products Company and Bryan F. Bulawa (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 12, 2018).

31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2018.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2018.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2018.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for nine months ended September 30, 2018.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2018.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President – Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner