Form 10-Q
period 2019-03-31
ENTERPRISE PRODUCTS PARTNERS L P
filed 2019-05-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Units	EPD	New York Stock Exchange

There were 2,188,560,672 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2019.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$99.3	$344.8
Restricted cash	8.2	65.3
Accounts receivable – trade, net of allowance for doubtful accounts of $11.6 at March 31, 2019 and $11.5 at December 31, 2018	4,290.7	3,659.1
Accounts receivable – related parties	2.5	3.5
Inventories	1,680.5	1,522.1
Derivative assets	126.1	154.4
Prepaid and other current assets	421.3	311.5
Total current assets	6,628.6	6,060.7
Property, plant and equipment, net	39,347.5	38,737.6
Investments in unconsolidated affiliates	2,654.3	2,615.1
Intangible assets, net of accumulated amortization of $1,779.3 at March 31, 2019 and $1,735.1 at December 31, 2018 (see Note 6)	3,565.9	3,608.4
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	456.0	202.8
Total assets	$58,397.5	$56,969.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,694.6	$1,500.1
Accounts payable – trade	918.1	1,102.8
Accounts payable – related parties	86.6	140.2
Accrued product payables	4,196.7	3,475.8
Accrued interest	216.9	395.6
Derivative liabilities	94.9	148.2
Other current liabilities	384.9	404.8
Total current liabilities	8,592.7	7,167.5
Long-term debt (see Note 7)	24,181.6	24,678.1
Deferred tax liabilities	82.2	80.4
Other long-term liabilities	1,019.7	751.6
Commitments and contingencies (see Note 15)
Equity: (see Note 8)
Partners’ equity:
Limited partners:
Common units (2,188,560,672 units outstanding at March 31, 2019 and 2,184,869,029 units outstanding at December 31, 2018)	24,151.9	23,802.6
Accumulated other comprehensive income (loss)	(94.0)	50.9
Total partners’ equity	24,057.9	23,853.5
Noncontrolling interests	463.4	438.7
Total equity	24,521.3	24,292.2
Total liabilities and equity	$58,397.5	$56,969.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Third parties	$8,531.2	$9,273.8
Related parties	12.3	24.7
Total revenues (see Note 9)	8,543.5	9,298.5
Costs and expenses:
Operating costs and expenses:
Third parties	6,655.3	7,904.3
Related parties	364.4	318.4
Total operating costs and expenses	7,019.7	8,222.7
General and administrative costs:
Third parties	20.4	21.3
Related parties	31.8	31.7
Total general and administrative costs	52.2	53.0
Total costs and expenses (see Note 10)	7,071.9	8,275.7
Equity in income of unconsolidated affiliates	154.6	115.7
Operating income	1,626.2	1,138.5
Other income (expense):
Interest expense	(277.2)	(252.1)
Change in fair market value of Liquidity Option Agreement	(57.8)	(7.5)
Gain on step acquisition of unconsolidated affiliate (see Note 16)	--	37.0
Other, net	1.5	0.7
Total other expense, net	(333.5)	(221.9)
Income before income taxes	1,292.7	916.6
Provision for income taxes	(12.3)	(5.1)
Net income	1,280.4	911.5
Net income attributable to noncontrolling interests (see Note 8)	(19.9)	(10.8)
Net income attributable to limited partners	$1,260.5	$900.7

Earnings per unit: (see Note 11)
Basic earnings per unit	$0.57	$0.41
Diluted earnings per unit	$0.57	$0.41

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2019	2018

Net income	$1,280.4	$911.5
Other comprehensive income (loss):
Cash flow hedges:
Commodity derivative instruments:
Changes in fair value of cash flow hedges	(95.2)	3.4
Reclassification of gains to net income	(58.3)	(14.5)
Interest rate derivative instruments:
Changes in fair value of cash flow hedges	--	11.1
Reclassification of losses to net income	9.2	10.5
Total cash flow hedges	(144.3)	10.5
Other	(0.6)	--
Total other comprehensive income (loss)	(144.9)	10.5
Comprehensive income	1,135.5	922.0
Comprehensive income attributable to noncontrolling interests	(19.9)	(10.8)
Comprehensive income attributable to limited partners	$1,115.6	$911.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$1,280.4	$911.5
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	474.5	425.9
Asset impairment and related charges	4.8	0.9
Equity in income of unconsolidated affiliates	(154.6)	(115.7)
Distributions received on earnings from unconsolidated affiliates	139.0	107.5
Net gains attributable to asset sales	(0.4)	(0.5)
Deferred income tax expense	1.8	(1.1)
Change in fair market value of derivative instruments	(96.3)	136.9
Change in fair market value of Liquidity Option Agreement	57.8	7.5
Gain on step acquisition of unconsolidated affiliate (see Note 16)	--	(37.0)
Net effect of changes in operating accounts (see Note 16)	(559.8)	(203.1)
Other operating activities	13.2	0.8
Net cash flows provided by operating activities	1,160.4	1,233.6
Investing activities:
Capital expenditures	(1,148.9)	(946.5)
Cash used for business combination (see Note 16)	--	(149.8)
Investments in unconsolidated affiliates	(29.1)	(37.9)
Distributions received for return of capital from unconsolidated affiliates	4.5	14.9
Proceeds from asset sales	1.7	1.1
Other investing activities	(2.7)	(0.9)
Cash used in investing activities	(1,174.5)	(1,119.1)
Financing activities:
Borrowings under debt agreements	15,692.4	16,283.8
Repayments of debt	(14,999.2)	(15,444.7)
Debt issuance costs	--	(24.2)
Cash distributions paid to limited partners (see Note 8)	(950.4)	(918.5)
Cash payments made in connection with distribution equivalent rights	(4.5)	(3.9)
Cash distributions paid to noncontrolling interests	(18.0)	(15.4)
Cash contributions from noncontrolling interests	34.8	0.1
Net cash proceeds from the issuance of common units	42.7	177.0
Repurchase of common units under 2019 Buyback Program (see Note 8)	(51.6)	--
Other financing activities	(34.7)	(23.4)
Cash provided by (used in) financing activities	(288.5)	30.8
Net change in cash and cash equivalents, including restricted cash	(302.6)	145.3
Cash and cash equivalents, including restricted cash, at beginning of period	410.1	70.3
Cash and cash equivalents, including restricted cash, at end of period	$107.5	$215.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2018	$23,802.6	$50.9	$438.7	$24,292.2
Net income	1,260.5	--	19.9	1,280.4
Cash distributions paid to limited partners	(950.4)	--	--	(950.4)
Cash payments made in connection with distribution equivalent rights	(4.5)	--	--	(4.5)
Cash distributions paid to noncontrolling interests	--	--	(18.0)	(18.0)
Cash contributions from noncontrolling interests	--	--	34.8	34.8
Net cash proceeds from the issuance of common units	42.7	--	--	42.7
Common units issued in connection with employee compensation	45.6	--	--	45.6
Amortization of fair value of equity-based awards	32.0	--	--	32.0
Repurchase of common units under 2019 Buyback Program (see Note 8)	(51.6)	--	--	(51.6)
Cash flow hedges	--	(144.3)	--	(144.3)
Other	(25.0)	(0.6)	(12.0)	(37.6)
Balance, March 31, 2019	$24,151.9	$(94.0)	$463.4	$24,521.3

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2017	$22,718.9	$(171.7)	$225.2	$22,772.4
Net income	900.7	--	10.8	911.5
Cash distributions paid to limited partners	(918.5)	--	--	(918.5)
Cash payments made in connection with distribution equivalent rights	(3.9)	--	--	(3.9)
Cash distributions paid to noncontrolling interests	--	--	(15.4)	(15.4)
Cash contributions from noncontrolling interests	--	--	0.1	0.1
Net cash proceeds from the issuance of common units	177.0	--	--	177.0
Common units issued in connection with employee compensation	39.1	--	--	39.1
Amortization of fair value of equity-based awards	26.0	--	--	26.0
Cash flow hedges	--	10.5	--	10.5
Other	(24.8)	--	(9.1)	(33.9)
Balance, March 31, 2018	$22,914.5	$(161.2)	$211.6	$22,964.9

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 31.9% of our limited partner interests at March 31, 2019.

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

We conduct substantially all of our business through EPO and are owned 100% by our limited partners from an economic perspective.  Enterprise GP manages our partnership and owns a non-economic general partner interest in us.  We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 14 for information regarding related party matters.

Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full year of 2019.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018  (the “2018 Form 10-K”) filed with the SEC on March 1, 2019.

Note 2.  Summary of Significant Accounting Policies

Apart from those matters noted below, there have been no changes in our significant accounting policies since those reported under Note 2 of the 2018 Form 10-K.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$99.3	$344.8
Restricted cash	8.2	65.3
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$107.5	$410.1

Restricted cash represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil and refined products.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  The balance of restricted cash at March 31, 2019 consisted of initial margin requirements of $34.3 million partially offset by positive variation margin requirements of $26.1 million. The initial margin requirements will be returned to us as the related derivative instruments are settled.  See Note 13 for information regarding our derivative instruments and hedging activities.

Recent Accounting Developments

Lease accounting standard
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases, which requires substantially all leases be recorded on the balance sheet. We adopted the new standard on January 1, 2019 and applied it to (i) all new leases entered into after January 1, 2019 and (ii) all existing lease contracts as of January 1, 2019. ASC 842 supersedes existing lease accounting guidance found under ASC 840, Leases.

The new standard introduces two lessee accounting models, which result in a lease being classified as either a “finance” or “operating” lease based on whether the lessee effectively obtains control of the underlying asset during the lease term.  A lease would be classified as a finance lease if it meets one of five classification criteria, four of which are generally consistent with ASC 840 lease accounting guidance.  By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease.  Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a right-of-use (“ROU”) asset (representing a company’s right to use the underlying asset for a specified period of time) and a corresponding lease liability.  The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

The subsequent measurement of each type of lease varies. For finance leases, a lessee will amortize the ROU asset (generally on a straight-line basis in a manner similar to depreciation) and accrete the lease liability (as a component of interest expense) using the effective interest method.  Operating leases will result in the recognition of a single lease expense amount that is recorded on a straight-line basis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 842 resulted in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements. Upon adoption of ASC 842 on January 1, 2019, we recognized a ROU asset and a corresponding lease liability based on the present value of then existing long-term operating lease obligations. In addition, we elected to apply several practical expedients and made accounting policy elections upon adoption of ASC 842 including:

▪
We will not recognize ROU assets and lease liabilities for short-term leases and instead record them in a manner similar to operating leases under legacy lease accounting guidelines.  A short term lease is one with a maximum lease term of 12 months or less and does not include a purchase option the lessee is reasonably certain to exercise.

▪	We will not reassess whether any expired or existing contracts contain leases or the lease classification for any existing or expired leases.

▪
The impact of adopting ASC 842 was prospective beginning January 1, 2019.  We will not recast prior periods presented in our consolidated financial statements to reflect the new lease accounting guidance.

▪	We will combine lease and nonlease components relating to our office and warehouse leases, as applicable.

See Note 15 regarding our new disclosures regarding operating lease obligations.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2019	December 31, 2018
NGLs	$849.7	$647.7
Petrochemicals and refined products	287.6	264.7
Crude oil	533.8	593.4
Natural gas	9.4	16.3
Total	$1,680.5	$1,522.1

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Cost of sales (1)	$5,835.6	$7,140.4
Lower of cost or net realizable value adjustments within cost of sales	5.4	1.9

(1) Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations. Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years	March 31, 2019	December 31, 2018
Plants, pipelines and facilities (1)	3-45 (5)	$44,058.3	$42,371.0
Underground and other storage facilities (2)	5-40 (6)	3,703.9	3,624.2
Transportation equipment (3)	3-10	191.2	187.1
Marine vessels (4)	15-30	857.8	828.6
Land		365.1	359.5
Construction in progress		2,695.3	3,526.8
Total		51,871.6	50,897.2
Less accumulated depreciation		12,524.1	12,159.6
Property, plant and equipment, net		$39,347.5	$38,737.6

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

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Depreciation expense (1)	$380.6	$331.8
Capitalized interest (2)	36.2	58.2

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

Asset Retirement Obligations

Property, plant and equipment at March 31, 2019 and December 31, 2018 includes $72.1 million and $72.5 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since January 1, 2019:

ARO liability balance, December 31, 2018	$126.3
Liabilities incurred	0.6
Revisions in estimated cash flows	0.9
Accretion expense	2.0
ARO liability balance, March 31, 2019	$129.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	March 31, 2019	December 31, 2018
NGL Pipelines & Services	$670.3	$662.0
Crude Oil Pipelines & Services	1,898.0	1,867.5
Natural Gas Pipelines & Services	23.2	22.8
Petrochemical & Refined Products Services	62.8	62.8
Total	$2,654.3	$2,615.1

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
NGL Pipelines & Services	$30.1	$19.4
Crude Oil Pipelines & Services	124.6	97.9
Natural Gas Pipelines & Services	1.7	1.0
Petrochemical & Refined Products Services	(1.8)	(2.6)
Total	$154.6	$115.7

Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	For the Three Months Ended March 31,
	2019	2018
Income Statement Data:
Revenues	$516.5	$396.0
Operating income	338.5	243.7
Net income	337.6	242.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2019			December 31, 2018
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$457.3	$(205.4)	$251.9	$457.3	$(201.9)	$255.4
Contract-based intangibles	363.4	(244.3)	119.1	363.4	(238.7)	124.7
Segment total	820.7	(449.7)	371.0	820.7	(440.6)	380.1
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(189.7)	2,013.8	2,203.5	(174.1)	2,029.4
Contract-based intangibles	276.9	(218.1)	58.8	276.9	(211.7)	65.2
Segment total	2,480.4	(407.8)	2,072.6	2,480.4	(385.8)	2,094.6
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(456.9)	893.4	1,350.3	(447.8)	902.5
Contract-based intangibles	466.4	(389.7)	76.7	464.7	(387.9)	76.8
Segment total	1,816.7	(846.6)	970.1	1,815.0	(835.7)	979.3
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(53.2)	128.2	181.4	(51.8)	129.6
Contract-based intangibles	46.0	(22.0)	24.0	46.0	(21.2)	24.8
Segment total	227.4	(75.2)	152.2	227.4	(73.0)	154.4
Total intangible assets	$5,345.2	$(1,779.3)	$3,565.9	$5,343.5	$(1,735.1)	$3,608.4

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
NGL Pipelines & Services	$9.1	$7.1
Crude Oil Pipelines & Services	22.0	24.0
Natural Gas Pipelines & Services	10.9	9.7
Petrochemical & Refined Products Services	2.2	2.3
Total	$44.2	$43.1

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2019	2020	2021	2022	2023
$124.3	$160.2	$162.4	$168.0	$168.1

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2018 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2019	December 31, 2018
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,395.0	$--
Senior Notes N, 6.50% fixed-rate, due January 2019	--	700.0
364-Day Revolving Credit Agreement, variable-rate, due September 2019	--	--
Senior Notes LL, 2.55% fixed-rate, due October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Multi-Year Revolving Credit Facility, variable-rate, due September 2022	--	--
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	24,445.0	23,750.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	256.4	256.4
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	27,115.6	26,420.6
Other, non-principal amounts	(239.4)	(242.4)
Less current maturities of debt	(2,694.6)	(1,500.1)
Total long-term debt	$24,181.6	$24,678.1

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2019:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	2.65% to 2.80%	2.75%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	5.40% to 5.52%	5.48%

The following table presents contractually scheduled maturities of our consolidated debt obligations outstanding at March 31, 2019 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Commercial Paper Notes	$1,395.0	$1,395.0	$--	$--	$--	$--	$--
Senior Notes	23,050.0	800.0	1,500.0	1,325.0	1,400.0	1,250.0	16,775.0
Junior Subordinated Notes	2,670.6	--	--	--	--	--	2,670.6
Total	$27,115.6	$2,195.0	$1,500.0	$1,325.0	$1,400.0	$1,250.0	$19,445.6

We issued $1.4 billion of short-term notes under EPO’s commercial paper program, partially offset by the repayment of $700 million principal amount of Senior Notes N during the first quarter of 2019.

Parent-Subsidiary Guarantor Relationships

Enterprise Products Partners L.P. acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, Enterprise Products Partners L.P. would be responsible for full and unconditional repayment of that obligation.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2019.

Letters of Credit

At March 31, 2019, EPO had $101.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

Note 8.  Equity and Distributions

Partners’ Equity

The following table summarizes changes in the number of our limited partner common units outstanding since December 31, 2018:

Common units outstanding at December 31, 2018	2,184,869,029
Common unit repurchases under 2019 Buyback Program	(1,852,392)
Common units issued in connection with DRIP and EUPP	1,516,779
Common units issued in connection with employee compensation	1,626,041
Common units issued in connection with the vesting of phantom unit awards, net	2,379,620
Other	21,595
Common units outstanding at March 31, 2019	2,188,560,672

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net cash proceeds we received from the issuance of common units during the three months ended March 31, 2019 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes, including for growth capital expenditures.

We may issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. The 2019 Shelf replaced our prior universal shelf registration statement, which was set to expire in May 2019.

We also have a registration statement on file with the SEC covering the issuance of up to $2.54 billion of our common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with our at-the-market (“ATM”) program.  During the three months ended March 31, 2019 and 2018, we did not issue any common units under the ATM program.  After taking into account the aggregate sales price of common units sold under the ATM program through March 31, 2019, we have the capacity to issue additional common units under the ATM program up to an aggregate sales price of $2.54 billion.

Common unit repurchases under 2019 Buyback Program
In January 2019, we announced that the Board of Enterprise GP had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the partnership with an additional method to return capital to investors. The 2019 Buyback Program authorizes the partnership to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) our unit price and implied cash flow yield and (iv) maintaining targeted financial leverage with a debt-to-normalized adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, ratio in the 3.5 times area.  No time limit has been set for completion of the program, and it may be suspended or discontinued at any time.

We repurchased 1,852,392 common units under the 2019 Buyback Program during the three months ended March 31, 2019 for a total purchase price of $51.6 million, excluding commissions and fees. The repurchased units were cancelled immediately upon acquisition.  At March 31, 2019, the remaining available capacity under the 2019 Buyback Program was $1.95 billion.

Common units issued in connection with DRIP and EUPP
We have registration statements on file with the SEC in connection with our distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  We issued a total of 1,368,145 common units under the DRIP during the three months ended March 31, 2019, which generated net cash proceeds of $38.5 million.  During the three months ended March 31, 2018, we issued 6,509,653 common units under our DRIP, which generated net cash proceeds of $173.3 million.  After taking into account the number of common units issued under the DRIP through March 31, 2019, we have the capacity to issue an additional 60,032,214 common units under this plan.

We issued 148,634 common units under the EUPP during the three months ended March 31, 2019, which generated net cash proceeds of $4.2 million.  During the three months ended March 31, 2018, we issued 132,633 common units under our EUPP, which generated net cash proceeds of $3.7 million.  After taking into account the number of common units issued under the EUPP through March 31, 2019, we may issue an additional 5,067,007 common units under this plan.

Common Units Issued in Connection With Employee Compensation
In February 2019, certain employees of EPCO received discretionary bonus payments, less any retirement plan deductions and applicable withholding taxes, for work performed on our behalf during the prior fiscal year (e.g., the February 2019 bonus amount was with respect to the year ended December 31, 2018).  The net dollar value of the bonus amounts was remitted through the issuance of an equivalent value of newly issued Enterprise common units under EPCO’s 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (“2008 Plan”).  In February 2019, we issued 1,626,041 common units, which had a value of $45.6 million, in connection with the employee bonus awards.  The compensation expense associated with each bonus award was recognized during the year in which the work was performed.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, a net 2,379,620 common units were issued to employees in the first quarter of 2019 in connection with the vesting of phantom unit awards.  See Note 12 information regarding our phantom unit awards.

Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2018	$152.7	$(104.8)	$3.0	$50.9
Other comprehensive income (loss) for period, before reclassifications	(95.2)	--	(0.6)	(95.8)
Reclassification of losses (gains) to net income during period	(58.3)	9.2	--	(49.1)
Total other comprehensive income (loss) for period	(153.5)	9.2	(0.6)	(144.9)
Accumulated Other Comprehensive Income (Loss), March 31, 2019	$(0.8)	$(95.6)	$2.4	$(94.0)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2017	$(10.1)	$(165.1)	$3.5	$(171.7)
Other comprehensive income (loss) for period, before reclassifications	3.4	11.1	--	14.5
Reclassification of losses (gains) to net income during period	(14.5)	10.5	--	(4.0)
Total other comprehensive income (loss) for period	(11.1)	21.6	--	10.5
Accumulated Other Comprehensive Income (Loss), March 31, 2018	$(21.2)	$(143.5)	$3.5	$(161.2)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
	Location	2019	2018
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$9.2	$10.5
Commodity derivatives	Revenue	(65.3)	(14.0)
Commodity derivatives	Operating costs and expenses	7.0	(0.5)
Total		$(49.1)	$(4.0)

For information regarding our interest rate and commodity derivative instruments, see Note 13.

Cash Distributions

In January 2019, management announced its plans to recommend to the Board an increase of $0.0025 per unit per quarter in our cash distribution rate with respect to 2019. The anticipated rate of increase would result in distributions for 2019 of $1.7650 per unit, which would be 2.3% higher than those paid for 2018 of $1.7250 per unit.  The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payment.

On April 8, 2019, we announced that the Board declared a cash distribution of $0.4375 per common unit with respect to the first quarter of 2019, which represents a 2.3% increase over the $0.4275 per common unit declared and paid with respect to the first quarter of 2018.  The distribution with respect to the first quarter of 2019 will be paid on May 13, 2019 to unitholders of record as of the close of business on April 30, 2019.

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

	For the Three Months Ended March 31,
	2019	2018
NGL Pipelines & Services:
Sales of NGLs and related products	$2,671.2	$2,815.4
Segment midstream services:
Natural gas processing and fractionation	269.5	252.4
Transportation	275.3	255.5
Storage and terminals	98.4	90.0
Total segment midstream services	643.2	597.9
Total NGL Pipelines & Services	3,314.4	3,413.3
Crude Oil Pipelines & Services:
Sales of crude oil	2,328.4	3,341.7
Segment midstream services:
Transportation	183.7	141.7
Storage and terminals	95.2	87.5
Total segment midstream services	278.9	229.2
Total Crude Oil Pipelines & Services	2,607.3	3,570.9
Natural Gas Pipelines & Services:
Sales of natural gas	655.7	560.0
Segment midstream services:
Transportation	271.8	244.8
Total segment midstream services	271.8	244.8
Total Natural Gas Pipelines & Services	927.5	804.8
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,480.6	1,289.3
Segment midstream services:
Fractionation and isomerization	40.8	55.7
Transportation, including marine logistics	126.6	119.6
Storage and terminals	46.3	44.9
Total segment midstream services	213.7	220.2
Total Petrochemical & Refined Products Services	1,694.3	1,509.5
Total consolidated revenues	$8,543.5	$9,298.5

Substantially all of our revenues are derived from contracts with customers.  In total, product sales and midstream services accounted for 84% and 16%, respectively, of our consolidated revenues for the three months ended March 31, 2019.  During the three months ended March 31, 2018, product sales and midstream services accounted for 86% and 14%, respectively, of our consolidated revenues.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2019:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$73.7
Total		$73.7

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$83.0
Deferred revenue (noncurrent)	Other long-term liabilities	218.1
Total		$301.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents significant changes in our unbilled revenue and deferred revenue balances during the three months ended March 31, 2019:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2018	$13.3	$291.2
Amount included in opening balance transferred to other accounts during period (1)	(0.3)	(56.8)
Amount recorded during period	70.1	118.1
Amounts recorded during period transferred to other accounts (1)	(9.4)	(48.1)
Other changes	--	(3.3)
Balance at March 31, 2019	$73.7	$301.1

(1) Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer. Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.

Remaining Performance Obligations

The following table presents estimated fixed future consideration from contracts with customers as of March 31, 2019  that contain minimum volume commitments, deficiency and similar fees, and contract terms exceeding one year.

Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
$2,826.5	$3,437.0	$2,812.0	$2,295.9	$1,946.8	$8,304.6	$21,622.8

Note 10.  Business Segments and Related Information

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our measurement of total segment gross operating margin for the periods presented.  The financial measure most directly comparable to total segment gross operating margin is operating income.

	For the Three Months Ended March 31,
	2019	2018
Operating income	$1,626.2	$1,138.5
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	450.9	394.3
Asset impairment and related charges in operating costs and expenses	4.8	0.9
Net gains attributable to asset sales in operating costs and expenses	(0.4)	(0.5)
General and administrative costs	52.2	53.0
Non-refundable payments received from shippers attributable to make-up rights (1)	2.2	2.7
Subsequent recognition of revenues attributable to make-up rights (2)	(7.5)	(14.2)
Total segment gross operating margin	$2,128.4	$1,574.7

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Gross operating margin by segment:
NGL Pipelines & Services	$959.2	$884.9
Crude Oil Pipelines & Services	662.3	220.0
Natural Gas Pipelines & Services	264.3	197.9
Petrochemical & Refined Products Services	242.6	271.9
Total segment gross operating margin	$2,128.4	$1,574.7

The following table summarizes the non-cash mark-to-market gains (losses) included in gross operating margin and interest expense for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$1.3	$(3.4)
Crude Oil Pipelines & Services	99.8	(129.6)
Natural Gas Pipelines & Services	(0.3)	(2.2)
Petrochemical & Refined Products Services	(4.5)	(1.6)
Total mark-to-market impact on gross operating margin	96.3	(136.8)
Mark-to-market loss in interest expense	--	(0.1)
Total	$96.3	$(136.9)

For information regarding our hedging activities, see Note 13.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2019	$3,311.6	$2,601.6	$923.7	$1,694.3	$--	$8,531.2
Three months ended March 31, 2018	3,409.6	3,552.7	802.0	1,509.5	--	9,273.8
Revenues from related parties:
Three months ended March 31, 2019	2.8	5.7	3.8	--	--	12.3
Three months ended March 31, 2018	3.7	18.2	2.8	--	--	24.7
Intersegment and intrasegment revenues:
Three months ended March 31, 2019	5,491.4	7,885.0	195.4	714.4	(14,286.2)	--
Three months ended March 31, 2018	6,564.9	11,426.3	170.9	613.3	(18,775.4)	--
Total revenues:
Three months ended March 31, 2019	8,805.8	10,492.3	1,122.9	2,408.7	(14,286.2)	8,543.5
Three months ended March 31, 2018	9,978.2	14,997.2	975.7	2,122.8	(18,775.4)	9,298.5
Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2019	30.1	124.6	1.7	(1.8)	--	154.6
Three months ended March 31, 2018	19.4	97.9	1.0	(2.6)	--	115.7

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2019	$15,909.7	$6,216.0	$8,320.5	$6,206.0	$2,695.3	$39,347.5
At December 31, 2018	14,845.4	5,847.7	8,303.8	6,213.9	3,526.8	38,737.6
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2019	670.3	1,898.0	23.2	62.8	--	2,654.3
At December 31, 2018	662.0	1,867.5	22.8	62.8	--	2,615.1
Intangible assets, net: (see Note 6)
At March 31, 2019	371.0	2,072.6	970.1	152.2	--	3,565.9
At December 31, 2018	380.1	2,094.6	979.3	154.4	--	3,608.4
Goodwill: (see Note 6)
At March 31, 2019	2,651.7	1,841.0	296.3	956.2	--	5,745.2
At December 31, 2018	2,651.7	1,841.0	296.3	956.2	--	5,745.2
Segment assets:
At March 31, 2019	19,602.7	12,027.6	9,610.1	7,377.2	2,695.3	51,312.9
At December 31, 2018	18,539.2	11,650.8	9,602.2	7,387.3	3,526.8	50,706.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Revenue and Expense Information

The following table presents supplemental information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Consolidated revenues:
NGL Pipelines & Services	$3,314.4	$3,413.3
Crude Oil Pipelines & Services	2,607.3	3,570.9
Natural Gas Pipelines & Services	927.5	804.8
Petrochemical & Refined Products Services	1,694.3	1,509.5
Total consolidated revenues	$8,543.5	$9,298.5

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$5,835.6	$7,140.4
Other operating costs and expenses (1)	728.8	687.6
Depreciation, amortization and accretion	450.9	394.3
Asset impairment and related charges	4.8	0.9
Net gains attributable to asset sales	(0.4)	(0.5)
General and administrative costs	52.2	53.0
Total consolidated costs and expenses	$7,071.9	$8,275.7

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$1,260.5	$900.7
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(7.8)	(4.7)
Net income available to common unitholders	$1,252.7	$896.0

Basic weighted-average number of common units outstanding	2,187.1	2,166.9

Basic earnings per unit	$0.57	$0.41

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$1,260.5	$900.7

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,187.1	2,166.9
Phantom units (1)	12.4	10.3
Total	2,199.5	2,177.2

Diluted earnings per unit	$0.57	$0.41

(1)        Each phantom unit award includes a distribution equivalent right (“DERs”), which entitles the recipient to receive cash payments equal to the product of the number of phantom unit awards and the cash distribution per unit paid to our common unitholders. Cash payments made in connection with DERs are nonforfeitable. As a result, the phantom units are considered participating securities for purposes of computing basic earnings per unit.

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Equity-classified awards:
Phantom unit awards	$29.4	$24.6
Profits interest awards	2.6	1.6
Liability-classified awards	--	0.1
Total	$32.0	$26.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Phantom Unit Awards

Phantom unit awards allow recipients to acquire our common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2018	10,333,277	$26.97
Granted (2)	6,831,820	$27.75
Vested	(3,398,583)	$27.59
Forfeited	(77,627)	$27.09
Phantom unit awards at March 31, 2019	13,688,887	$27.21

(1)     Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)     The aggregate grant date fair value of phantom unit awards issued during 2019 was $189.6 million based on a grant date market price of our common units of $27.75 per unit. An estimated annual forfeiture rate of 3.0% was applied to these awards.

Each phantom unit award includes a distribution equivalent right (“DER”), which entitles the recipient to receive cash payments equal to the product of the number of phantom unit awards and the cash distribution per unit paid to our common unitholders.  Cash payments made in connection with DERs are nonforfeitable and charged to partners’ equity when the phantom unit award is expected to result in the issuance of common units; otherwise, such amounts are expensed.

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Cash payments made in connection with DERs	$4.5	$3.9
Total intrinsic value of phantom unit awards that vested during period	97.0	82.0

The unrecognized compensation cost associated with phantom unit awards was $247.6 million at March 31, 2019, of which our share of the cost is currently estimated to be $213.6 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.4 years.

Profits Interest Awards

EPCO has established five limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At March 31, 2019, our share of the total unrecognized compensation cost related to the Employee Partnerships was $33.0 million, which we expect to recognize over a weighted-average period of 3.7 years.

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

We sold swaptions related to our interest rate hedging activities that resulted in the recognition of $9.8 million of cash gains that were reflected as a reduction in interest expense for the first quarter of 2019.

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

At March 31, 2019, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2019 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	14.4	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”))	3.5	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.7	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	2.5	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	51.6	3.3	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	56.1	1.1	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.9	n/a	Fair value hedge
Refined products marketing:
Forecasted purchase of refined products (MMBbls)	0.8	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.0	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.2	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	23.8	1.9	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	25.5	1.9	Cash flow hedge
Propylene marketing:
Forecasted sales of NGLs for propylene marketing activities (MMBbls)	0.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	58.2	0.1	Mark-to-market
NGL risk management activities (MMBbls) (4)	4.5	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (4)	1.3	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	36.4	2.4	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, December 2019 and December 2020, respectively.
(3) Current volumes include 14.0 Bcf of physical derivative instruments that are predominantly priced at a market-based index plus a premium or minus a discount related to location differences.
(4) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $60.0 million and $50.2 million at March 31, 2019 and December 31, 2018, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	102.5	Current assets	138.5	Current liabilities	81.7	Current liabilities	115.0
Commodity derivatives	Other assets	10.3	Other assets	5.6	Other liabilities	12.2	Other liabilities	11.1
Total		$112.8		$144.1		$93.9		$126.1

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$23.6	Current assets	$15.9	Current liabilities	$13.2	Current liabilities	$33.2
Commodity derivatives	Other assets	2.0	Other assets	1.9	Other liabilities	1.3	Other liabilities	3.1
Total		$25.6		$17.8		$14.5		$36.3

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2019:
Commodity derivatives	$138.4	$--	$138.4	$(108.1)	$--	$--	$30.3
As of December 31, 2018:
Commodity derivatives	$161.9	$--	$161.9	$(158.6)	$--	$--	$3.3

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2019:
Commodity derivatives	$108.4	$--	$108.4	$(108.1)	$--	$27.3	$27.6
As of December 31, 2018:
Commodity derivatives	$162.4	$--	$162.4	$(158.6)	$--	$(2.3)	$1.5

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2019	2018
Interest rate derivatives	Interest expense	$--	$0.7
Commodity derivatives	Revenue	(8.5)	(0.2)
Total		$(8.5)	$0.5

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2019	2018
Interest rate derivatives	Interest expense	$--	$(0.8)
Commodity derivatives	Revenue	9.9	3.1
Total		$9.9	$2.3

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2019	2018
Interest rate derivatives	$--	$11.1
Commodity derivatives – Revenue (1)	(86.7)	3.0
Commodity derivatives – Operating costs and expenses (1)	(8.5)	0.4
Total	$(95.2)	$14.5

(1)    The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2019	2018
Interest rate derivatives	Interest expense	$(9.2)	$(10.5)
Commodity derivatives	Revenue	65.3	14.0
Commodity derivatives	Operating costs and expenses	(7.0)	0.5
Total		$49.1	$4.0

Over the next twelve months, we expect to reclassify $37.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $6.0 million of gains attributable to commodity derivative instruments from accumulated other comprehensive loss to earnings, $6.2 million as an increase in revenue and $0.2 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2019	2018
Commodity derivatives	Revenue	$95.1	$(153.5)
Commodity derivatives	Operating costs and expenses	0.1	(1.5)
Total		$95.2	$(155.0)

The $95.2 million gain recognized in 2019 from derivatives not designated as hedging instruments (as noted in the preceding table) reflects $1.0 million of realized losses and $96.2 million of net unrealized mark-to-market gains.  In the aggregate, our unrealized mark-to-market gain for the three months ended March 31, 2019 attributable to derivatives designated as fair value hedges and derivatives not designated as hedging instruments was $96.2 million.

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

	At March 31, 2019 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$82.9	$219.9	$6.5	$309.3
Impact of CME Rule 814	(47.9)	(120.4)	(2.6)	(170.9)
Total commodity derivatives	35.0	99.5	3.9	138.4
Total	$35.0	$99.5	$3.9	$138.4

Financial liabilities:
Liquidity Option Agreement (see Note 15)	$--	$--	$447.8	$447.8
Commodity derivatives:
Value before application of CME Rule 814	87.6	145.5	10.9	244.0
Impact of CME Rule 814	(53.1)	(74.6)	(7.9)	(135.6)
Total commodity derivatives	34.5	70.9	3.0	108.4
Total	$34.5	$70.9	$450.8	$556.2

	At December 31, 2018 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$172.3	$282.4	$2.2	$456.9
Impact of CME Rule 814	(134.8)	(159.3)	(0.9)	(295.0)
Total commodity derivatives	37.5	123.1	1.3	161.9
Total	$37.5	$123.1	$1.3	$161.9

Financial liabilities:
Liquidity Option Agreement (see Note 15)	$--	$--	$390.0	$390.0
Commodity derivatives:
Value before application of CME Rule 814	85.5	291.2	21.4	398.1
Impact of CME Rule 814	(48.6)	(172.9)	(14.2)	(235.7)
Total commodity derivatives	36.9	118.3	7.2	162.4
Total	$36.9	$118.3	$397.2	$552.4

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2019 was a net derivative asset of $65.3 million prior to the impact of CME Rule 814.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at March 31, 2019:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$3.2	$0.1	Discounted cash flow	Forward commodity prices	$59.44-$66.48/barrel
Commodity derivatives – Propane	--	0.8	Discounted cash flow	Forward commodity prices	$0.62-$0.69/gallon
Commodity derivatives – Natural gasoline	--	0.5	Discounted cash flow	Forward commodity prices	$1.18-1.24/gallon
Commodity derivatives – Ethane	0.7	1.3	Discounted cash flow	Forward commodity prices	$0.23-$0.26/gallon
Commodity derivatives – Normal Butane	--	0.3	Discounted cash flow	Forward commodity prices	$0.71-$0.80/gallon
Total	$3.9	$3.0

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at March 31, 2019.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

		For the Three Months Ended March 31,
	Location	2019	2018
Financial liability balance, net, December 31, 2018		$(395.9)	$(332.7)
Total gains (losses) included in:
Net income (1)	Revenue	3.1	(0.5)
Net income	Other expense, net – Liquidity Option Agreement	(57.8)	(7.5)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	4.0	--
Settlements (1)	Revenue	(0.1)	(1.2)
Transfers out of Level 3		(0.2)	--
Financial liability balance, net, March 31, 2019		$(446.9)	$(341.9)

(1) There were unrealized gains of $3.0 million and unrealized losses of $1.7 million included in these amounts for the three months ended March 31, 2019 and 2018, respectively.

Nonrecurring Fair Value Measurements

Non-cash asset impairment charges for the three months ended March 31, 2019 were $4.8 million compared to $0.9 million for the three months ended March 31, 2018. Charges for the first quarter of 2019 primarily relate to assets retired during the quarter whose operations have ceased.  Impairment charges are a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $26.82 billion and $25.97 billion at March 31, 2019 and December 31, 2018, respectively.  The aggregate carrying value of these debt obligations was $25.45 billion and $26.15 billion at March 31, 2019 and December 31, 2018, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Revenues – related parties:
Unconsolidated affiliates	$12.3	$24.7
Costs and expenses – related parties:
EPCO and its privately held affiliates	$272.9	$256.7
Unconsolidated affiliates	123.3	93.4
Total	$396.2	$350.1

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2019	December 31, 2018
Accounts receivable - related parties:
Unconsolidated affiliates	$2.5	$3.5

Accounts payable - related parties:
EPCO and its privately held affiliates	$48.6	$116.3
Unconsolidated affiliates	38.0	23.9
Total	$86.6	$140.2

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

At March 31, 2019, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
697,786,410	31.9%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Of the total number of units held by EPCO and its privately held affiliates, 108,222,618 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at March 31, 2019.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of our common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the three months ended March 31, 2019 and 2018, we paid EPCO and its privately held affiliates cash distributions totaling $296.0 million and $286.9 million, respectively.

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under our DRIP and ATM program.  During the three months ended March 31, 2019, privately held affiliates of EPCO reinvested $7 million through the DRIP.  See Note 8 for additional information regarding our DRIP.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Operating costs and expenses	$239.1	$223.0
General and administrative expenses	29.3	29.2
Total costs and expenses	$268.4	$252.2

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

At March 31, 2019 and December 31, 2018, our accruals for litigation contingencies were $0.5 million and $0.5 million, respectively, and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”

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

We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case was then submitted to the Court of Appeals for its consideration.  On July18, 2017, a panel of the Dallas Court of Appeals issued a unanimous opinion reversing the trial court’s judgment as to all of ETP’s claims against us, rendering judgment that ETP take nothing on those claims, and affirming our counterclaim against ETP of $0.8 million, plus interest.  On August 31, 2017, ETP filed a motion for rehearing before the Dallas Court of Appeals, which was denied on September 13, 2017.  On December 27, 2017, ETP filed its Petition for Review with the Supreme Court of Texas and we filed our Response to the Petition for Review on February 26, 2018.   On June 8, 2018, the Supreme Court of Texas requested that the parties file briefs on the merits, and the parties have filed their respective submittals.

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

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $27.12 billion and $26.42 billion at March 31, 2019 and December 31, 2018, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Accounting Matters
The following table presents information regarding our operating leases where we are the lessee at March 31, 2019:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$147.0	$147.6	16 years	4.3%
Transportation equipment	60.9	63.3	4 years	3.6%
Office and warehouse space	28.4	27.1	3 years	3.5%
Total	$236.3	$238.0

(1)                  ROU asset amounts are a component of “Other assets” on our consolidated balance sheet.
(2)       At March 31, 2019, lease liabilities of $38.2 million and $199.8 million were included within “Other current liabilities” and “Other liabilities,” respectively.
(3)      The discount rate for each category of assets represents the weighted average of either (i) the implicit rate applicable to the underlying leases (where determinable) or (ii) our incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable). In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842.

The following table disaggregates our operating lease expense for the three months ended March 31, 2019:

Long-term operating leases:
Fixed lease expense	$13.4
Variable lease expense	1.8
Subtotal operating lease expense	15.2
Short-term lease expense	11.8
Total operating lease expense	$27.0

In total, operating lease expense was $27.0 million and $25.6 million for the three months ended March 31, 2019 and 2018, respectively.  Operating lease expense represents less than 1% of “Operating costs and expenses” as presented on our consolidated statements of operations.  Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term lease expense is expensed as incurred.

We recognized $246.1 million in ROU assets and lease liabilities for long-term operating leases at January 1, 2019 in connection with the adoption of ASC 842.  These amounts represented less than 1% of our total consolidated assets and liabilities, respectively, at the adoption date. On an undiscounted basis, our long-term operating lease obligations aggregated to $314.4 million at January 1, 2019.

Under ASC 842, lessors classify leases as either operating, direct financing or sales-type.  We do not have any significant operating or direct financing leases.  Our operating lease income for the three months ended March 31, 2019 was $4.8 million, which represented less than 1% of our consolidated revenues.  We do not have any sales-type leases.

Our operating lease commitments at March 31, 2019 did not differ materially from those reported in our 2018 Form 10-K.

Purchase Obligations
During the first quarter of 2019, we entered into additional long-term purchase commitments for NGLs with third party suppliers.  On a combined basis, these new agreements increased our estimated long-term purchase obligations by $3.2 billion, with $1.1 billion committed over the next five years and $2.1 billion thereafter.  At March 31, 2019, our estimated long-term purchase obligations totaled $13.5 billion after reflecting the agreements added in the first quarter of 2019 and those commitments that expired during the quarter.  At December 31, 2018, our estimated long-term purchase obligations totaled $10.8 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity Option Agreement

We entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with Oiltanking Holding Americas, Inc. (“OTA”) and Marquard & Bahls AG (“M&B”), a German corporation and the ultimate parent company of OTA, in connection with the first step of the Oiltanking acquisition in 2014 (“Step 1”).  Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised during this period, we would indirectly acquire the Enterprise common units then owned by OTA, currently 54,807,352 units,  and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) any associated net deferred taxes.  If we assume net deferred tax liabilities that exceed the then current book value of the Liquidity Option liability at the exercise date, we will recognize expense for the difference.

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Consolidated Balance Sheet, was $447.8 million and $390.0 million at March 31, 2019 and December 31, 2018, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units held by OTA and reflect certain tax planning strategies we believe could be employed.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Statements of Consolidated Operations.  Results for the three months ended March 31, 2019 and 2018 include $57.8 million and $7.5 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  Expense recognized for the first quarter of 2019 is primarily due to an approximate 1% decrease in the industry weighted-average cost of capital, which is used as the discount factor in determining the present value of the liability, since December 31, 2018.  The remainder of the inputs to the valuation model have not changed since those reported under Note 17 of the 2018 Form 10-K.

Our valuation estimate incorporates probability-weighted scenarios reflecting the likelihood that M&B may elect to divest a portion of the Enterprise common units held by OTA prior to exercise of the option (see Note 8 for information regarding the Registration Rights Agreement granted to OTA).  At March 31, 2019, based on these scenarios, we expect that OTA would own approximately 96% of the 54,807,352 Enterprise common units it received in Step 1 when the option period begins in February 2020.  If our valuation estimate assumed that OTA owned all of the Enterprise common units it received in Step 1 at the time of exercise (and all other inputs remained the same), the estimated fair value of the Liquidity Option liability at March 31, 2019 would increase by $20.1 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Decrease (increase) in:
Accounts receivable – trade	$(653.0)	$(106.8)
Accounts receivable – related parties	2.0	(0.8)
Inventories	(84.5)	(19.5)
Prepaid and other current assets	(223.4)	(71.9)
Other assets	(13.2)	(10.3)
Increase (decrease) in:
Accounts payable – trade	(35.7)	(53.1)
Accounts payable – related parties	(7.9)	(0.9)
Accrued product payables	673.0	328.4
Accrued interest	(178.7)	(147.3)
Other current liabilities	(8.4)	(106.9)
Other liabilities	(30.0)	(14.0)
Net effect of changes in operating accounts	$(559.8)	$(203.1)

We incurred liabilities for construction in progress that had not been paid at March 31, 2019 and December 31, 2018 of $380.2 million and $567.6 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Acquisition of Delaware Processing

In March 2018, we acquired the remaining 50% member interest in our Delaware Basin Gas Processing LLC (“Delaware Processing”) joint venture for $150 million.   As a result, Delaware Processing became our wholly-owned consolidated subsidiary.   Upon acquisition of the remaining 50% member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a non-cash $37.0 million gain in the first quarter of 2018.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$33.0	$89.5	$(15.0)	$107.5	$--	$--	$107.5
Accounts receivable – trade, net	1,230.1	3,063.0	(2.4)	4,290.7	--	--	4,290.7
Accounts receivable – related parties	232.1	1,006.1	(1,153.8)	84.4	--	(81.9)	2.5
Inventories	1,088.2	592.8	(0.5)	1,680.5	--	--	1,680.5
Derivative assets	73.1	53.0	--	126.1	--	--	126.1
Prepaid and other current assets	206.9	238.6	(24.9)	420.6	0.4	0.3	421.3
Total current assets	2,863.4	5,043.0	(1,196.6)	6,709.8	0.4	(81.6)	6,628.6
Property, plant and equipment, net	6,192.5	33,161.1	(6.1)	39,347.5	--	--	39,347.5
Investments in unconsolidated affiliates	44,422.5	4,234.1	(46,002.3)	2,654.3	24,586.3	(24,586.3)	2,654.3
Intangible assets, net	654.3	2,925.2	(13.6)	3,565.9	--	--	3,565.9
Goodwill	459.5	5,285.7	--	5,745.2	--	--	5,745.2
Other assets	389.4	287.8	(222.2)	455.0	1.0	--	456.0
Total assets	$54,981.6	$50,936.9	$(47,440.8)	$58,477.7	$24,587.7	$(24,667.9)	$58,397.5

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,694.6	$--	$--	$2,694.6	$--	$--	$2,694.6
Accounts payable – trade	269.4	663.6	(15.0)	918.0	0.1	--	918.1
Accounts payable – related parties	1,073.6	180.2	(1,167.2)	86.6	81.9	(81.9)	86.6
Accrued product payables	1,673.8	2,525.8	(2.9)	4,196.7	--	--	4,196.7
Accrued interest	216.9	3.1	(3.1)	216.9	--	--	216.9
Derivative liabilities	66.7	28.2	--	94.9	--	--	94.9
Other current liabilities	93.0	313.8	(21.9)	384.9	--	--	384.9
Total current liabilities	6,088.0	3,714.7	(1,210.1)	8,592.6	82.0	(81.9)	8,592.7
Long-term debt	24,166.9	14.7	--	24,181.6	--	--	24,181.6
Deferred tax liabilities	16.1	64.6	(0.8)	79.9	--	2.3	82.2
Other long-term liabilities	144.2	649.6	(221.9)	571.9	447.8	--	1,019.7
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	24,566.4	46,425.8	(46,433.3)	24,558.9	24,057.9	(24,558.9)	24,057.9
Noncontrolling interests	--	67.5	425.3	492.8	--	(29.4)	463.4
Total equity	24,566.4	46,493.3	(46,008.0)	25,051.7	24,057.9	(24,588.3)	24,521.3
Total liabilities and equity	$54,981.6	$50,936.9	$(47,440.8)	$58,477.7	$24,587.7	$(24,667.9)	$58,397.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$9,477.8	$5,639.6	$(6,573.9)	$8,543.5	$--	$--	$8,543.5
Costs and expenses:
Operating costs and expenses	9,149.5	4,440.1	(6,569.9)	7,019.7	--	--	7,019.7
General and administrative costs	3.8	46.8	0.7	51.3	0.9	--	52.2
Total costs and expenses	9,153.3	4,486.9	(6,569.2)	7,071.0	0.9	--	7,071.9
Equity in income of unconsolidated affiliates	1,276.8	172.1	(1,294.3)	154.6	1,319.2	(1,319.2)	154.6
Operating income	1,601.3	1,324.8	(1,299.0)	1,627.1	1,318.3	(1,319.2)	1,626.2
Other income (expense):
Interest expense	(277.3)	(2.7)	2.8	(277.2)	--	--	(277.2)
Other, net	3.1	1.2	(2.8)	1.5	(57.8)	--	(56.3)
Total other income (expense), net	(274.2)	(1.5)	--	(275.7)	(57.8)	--	(333.5)
Income before income taxes	1,327.1	1,323.3	(1,299.0)	1,351.4	1,260.5	(1,319.2)	1,292.7
Benefit from (provision for) income taxes	(4.2)	(7.8)	--	(12.0)	--	(0.3)	(12.3)
Net income	1,322.9	1,315.5	(1,299.0)	1,339.4	1,260.5	(1,319.5)	1,280.4
Net income attributable to noncontrolling interests	--	(1.8)	(19.4)	(21.2)	--	1.3	(19.9)
Net income attributable to entity	$1,322.9	$1,313.7	$(1,318.4)	$1,318.2	$1,260.5	$(1,318.2)	$1,260.5

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$10,317.8	$6,408.9	$(7,428.2)	$9,298.5	$--	$--	$9,298.5
Costs and expenses:
Operating costs and expenses	9,980.6	5,670.3	(7,428.2)	8,222.7	--	--	8,222.7
General and administrative costs	5.4	46.7	--	52.1	0.9	--	53.0
Total costs and expenses	9,986.0	5,717.0	(7,428.2)	8,274.8	0.9	--	8,275.7
Equity in income of unconsolidated affiliates	831.0	154.5	(869.8)	115.7	909.1	(909.1)	115.7
Operating income	1,162.8	846.4	(869.8)	1,139.4	908.2	(909.1)	1,138.5
Other income (expense):
Interest expense	(252.2)	(2.5)	2.6	(252.1)	--	--	(252.1)
Other, net	2.8	37.5	(2.6)	37.7	(7.5)	--	30.2
Total other income (expense), net	(249.4)	35.0	--	(214.4)	(7.5)	--	(221.9)
Income before income taxes	913.4	881.4	(869.8)	925.0	900.7	(909.1)	916.6
Provision for income taxes	(5.4)	0.6	--	(4.8)	--	(0.3)	(5.1)
Net income	908.0	882.0	(869.8)	920.2	900.7	(909.4)	911.5
Net income attributable to noncontrolling interests	--	(1.7)	(10.4)	(12.1)	--	1.3	(10.8)
Net income attributable to entity	$908.0	$880.3	$(880.2)	$908.1	$900.7	$(908.1)	$900.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,294.2	$1,199.3	$(1,299.0)	$1,194.5	$1,115.6	$(1,174.6)	$1,135.5
Comprehensive income attributable to noncontrolling interests	--	(1.8)	(19.4)	(21.2)	--	1.3	(19.9)
Comprehensive income attributable to entity	$1,294.2	$1,197.5	$(1,318.4)	$1,173.3	$1,115.6	$(1,173.3)	$1,115.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,322.9	$1,315.5	$(1,299.0)	$1,339.4	$1,260.5	$(1,319.5)	$1,280.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	74.9	399.8	(0.2)	474.5	--	--	474.5
Equity in income of unconsolidated affiliates	(1,276.8)	(172.1)	1,294.3	(154.6)	(1,319.2)	1,319.2	(154.6)
Distributions received on earnings from unconsolidated affiliates	338.4	83.0	(282.4)	139.0	981.7	(981.7)	139.0
Net effect of changes in operating accounts and other operating activities	100.9	(861.7)	27.7	(733.1)	154.0	0.2	(578.9)
Net cash flows provided by operating activities	560.3	764.5	(259.6)	1,065.2	1,077.0	(981.8)	1,160.4
Investing activities:
Capital expenditures	(223.8)	(921.0)	(4.1)	(1,148.9)	--	--	(1,148.9)
Cash used for business combination, net of cash received	--	--	--	--	--	--	--
Proceeds from asset sales	0.2	1.5	--	1.7	--	--	1.7
Other investing activities	(492.8)	(10.1)	475.6	(27.3)	(84.1)	84.1	(27.3)
Cash used in investing activities	(716.4)	(929.6)	471.5	(1,174.5)	(84.1)	84.1	(1,174.5)
Financing activities:
Borrowings under debt agreements	15,692.4	--	--	15,692.4	--	--	15,692.4
Repayments of debt	(14,999.1)	(0.1)	--	(14,999.2)	--	--	(14,999.2)
Cash distributions paid to owners	(981.7)	(300.5)	300.5	(981.7)	(950.4)	981.7	(950.4)
Cash payments made in connection with DERs	--	--	--	--	(4.5)	--	(4.5)
Cash distributions paid to noncontrolling interests	--	(2.4)	(15.7)	(18.1)	--	0.1	(18.0)
Cash contributions from noncontrolling interests	--	--	34.8	34.8	--	--	34.8
Net cash proceeds from issuance of common units	--	--	--	--	42.7	--	42.7
Common units acquired in connection with buyback program	--	--	--	--	(51.6)	--	(51.6)
Cash contributions from owners	84.1	512.9	(512.9)	84.1	--	(84.1)	--
Other financing activities	--	(5.6)	--	(5.6)	(29.1)	--	(34.7)
Cash provided by (used in) financing activities	(204.3)	204.3	(193.3)	(193.3)	(992.9)	897.7	(288.5)
Net change in cash and cash equivalents, including restricted cash	(360.4)	39.2	18.6	(302.6)	--	--	(302.6)
Cash and cash equivalents, including restricted cash, at beginning of period	393.4	50.3	(33.6)	410.1	--	--	410.1
Cash and cash equivalents, including restricted cash, at end of period	$33.0	$89.5	$(15.0)	$107.5	$--	$--	$107.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$908.0	$882.0	$(869.8)	$920.2	$900.7	$(909.4)	$911.5
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	58.2	367.8	(0.1)	425.9	--	--	425.9
Equity in income of unconsolidated affiliates	(831.0)	(154.5)	869.8	(115.7)	(909.1)	909.1	(115.7)
Distributions received on earnings from unconsolidated affiliates	283.4	66.8	(242.7)	107.5	920.1	(920.1)	107.5
Net effect of changes in operating accounts and other operating activities	392.2	(545.7)	26.1	(127.4)	31.8	--	(95.6)
Net cash flows provided by operating activities	810.8	616.4	(216.7)	1,210.5	943.5	(920.4)	1,233.6
Investing activities:
Capital expenditures	(284.0)	(662.5)	--	(946.5)	--	--	(946.5)
Cash used for business combination, net of cash received	--	(149.8)	--	(149.8)	--	--	(149.8)
Proceeds from asset sales	0.2	0.9	--	1.1	--	--	1.1
Other investing activities	(474.6)	(0.5)	451.2	(23.9)	(173.2)	173.2	(23.9)
Cash used in investing activities	(758.4)	(811.9)	451.2	(1,119.1)	(173.2)	173.2	(1,119.1)
Financing activities:
Borrowings under debt agreements	16,283.8	11.5	(11.5)	16,283.8	--	--	16,283.8
Repayments of debt	(15,444.6)	(0.1)	--	(15,444.7)	--	--	(15,444.7)
Cash distributions paid to owners	(920.1)	(259.3)	259.3	(920.1)	(918.5)	920.1	(918.5)
Cash payments made in connection with DERs	--	--	--	--	(3.9)	--	(3.9)
Cash distributions paid to noncontrolling interests	--	(2.0)	(13.7)	(15.7)	--	0.3	(15.4)
Cash contributions from noncontrolling interests	--	--	0.1	0.1	--	--	0.1
Net cash proceeds from issuance of common units	--	--	--	--	177.0	--	177.0
Cash contributions from owners	173.2	442.7	(442.7)	173.2	--	(173.2)	--
Other financing activities	(22.7)	--	--	(22.7)	(24.9)	--	(47.6)
Cash provided by (used in) financing activities	69.6	192.8	(208.5)	53.9	(770.3)	747.2	30.8
Net change in cash and cash equivalents, including restricted cash	122.0	(2.7)	26.0	145.3	--	--	145.3
Cash and cash equivalents, including restricted cash, at beginning of period	65.2	31.5	(26.4)	70.3	--	--	70.3
Cash and cash equivalents, including restricted cash, at end of period	$187.2	$28.8	$(0.4)	$215.6	$--	$--	$215.6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2019 and 2018

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as filed on March 1, 2019 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 31.9% of our limited partner interests at March 31, 2019.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2019 compared to the first quarter of 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2018 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Significant Recent Developments

Enterprise Begins Full Service on Midland-to-ECHO 2 Pipeline System

In April 2019, our Midland-to-ECHO 2 Pipeline System, which provides us with approximately 200 MBPD of incremental crude oil transportation capacity from the Permian Basin to markets in the Houston area, was placed into full service.   The pipeline had been in limited commercial service since February 2019. The Midland-to-ECHO 2 Pipeline System originates at our Midland terminal and extends 440 miles to our Sealy storage terminal, with volumes arriving at Sealy transported to our ECHO terminal using the Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System.  We own and operate the Midland-to-ECHO 2 Pipeline System.

We converted a portion of our Seminole NGL Pipeline system from NGL service to crude oil service to create the Midland-to-Sealy segment of the Midland-to-ECHO 2 Pipeline System. The conversion project was supported by a 10.75-year transportation contract with firm demand fees.  We have the ability to convert this pipeline back to NGL service should market and physical takeaway conditions warrant.

Enterprise Begins Limited Service on the Shin Oak NGL Pipeline

In February 2019, the 24-inch diameter mainline segment of the 658-mile Shin Oak NGL Pipeline from Orla, Texas to Mont Belvieu was placed into limited commercial service with an initial transportation capacity of 250 MBPD.  Completion of the related 20-inch diameter Waha lateral is scheduled for the second quarter of 2019.  Supported by long-term customer commitments, the Shin Oak NGL Pipeline will ultimately provide up to 550 MBPD of transportation capacity, which is expected to be available in the fourth quarter of 2019.

Enterprise Announces $2 Billion Unit Buyback Program

In January 2019, we announced that the Board of Enterprise GP had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the partnership with an additional method to return capital to investors. The 2019 Buyback Program authorizes the partnership to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) our unit price and implied cash flow yield and (iv) maintaining targeted financial leverage with a debt-to-normalized adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, ratio in the 3.5 times area.  No time limit has been set for completion of the program, and it may be suspended or discontinued at any time.

Enterprise Provides 2019 Distribution Guidance

In January 2019, management announced plans to recommend to the Board an increase of $0.0025 per unit per quarter in our cash distribution rate with respect to 2019. The anticipated rate of increase would result in distributions for 2019 of $1.7650 per unit, which would be 2.3% higher than those paid for 2018 of $1.7250 per unit.  The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payment.

On April 8, 2019, we announced that the Board declared a cash distribution of $0.4375 per common unit with respect to the first quarter of 2019.  This distribution will be paid on May 13, 2019 to unitholders of record as of the close of business on April 30, 2019.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2018 by quarter:
1st Quarter	$3.01	$0.25	$0.85	$0.96	$1.00	$1.41	$0.53	$0.33	$0.51
2nd Quarter	$2.80	$0.29	$0.87	$1.00	$1.20	$1.53	$0.52	$0.37	$0.59
3rd Quarter	$2.91	$0.43	$0.99	$1.21	$1.25	$1.54	$0.60	$0.45	$0.69
4th Quarter	$3.65	$0.35	$0.79	$0.91	$0.94	$1.22	$0.51	$0.35	$0.42
2018 Averages	$3.09	$0.33	$0.88	$1.02	$1.10	$1.43	$0.54	$0.38	$0.55

2019 by quarter:
1st Quarter	$3.15	$0.30	$0.67	$0.82	$0.85	$1.16	$0.38	$0.24	$0.38

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
(4)      The “Indicative Gas Processing Spread” represents a generic estimate of the gross economic benefit from extracting NGLs from natural gas production based on certain pricing assumptions. Specifically, it is the amount by which the assumed economic value of a composite gallon of NGLs at Mont Belvieu, Texas exceeds the value of the equivalent amount of energy in natural gas at Henry Hub, Louisiana (as presented in the table above). The indicative spread does not consider the operating costs incurred by a natural gas processing plant to extract the NGLs nor the transportation and fractionation costs to deliver the NGLs to market. In addition, the actual gas processing spread earned at each plant is determined by regional pricing and extraction dynamics. As presented in the table above, the indicative spread assumes that a gallon of NGLs is comprised of 30% ethane, 35% propane, 12% normal butane, 8% isobutane and 15% natural gasoline. The value of an equivalent amount of energy in natural gas to one gallon of NGLs is assumed to be 8.9% of the price of a MMBtu of natural gas at Henry Hub.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2018 by quarter:
1st Quarter	$62.87	$62.51	$65.47	$65.79
2nd Quarter	$67.88	$59.93	$72.38	$72.97
3rd Quarter	$69.50	$55.28	$73.67	$74.28
4th Quarter	$58.81	$53.64	$66.34	$66.20
2018 Averages	$64.77	$57.84	$69.47	$69.81

2019 by quarter:
1st Quarter	$54.90	$53.70	$61.19	$62.35

(1) WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2) Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3) Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  Energy commodity prices fluctuate for a variety of reasons, including supply and demand imbalances and geopolitical tensions.  The weighted-average indicative market price for NGLs was $0.66 per gallon in the first quarter of 2019 versus $0.77 per gallon during the first quarter of 2018.

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

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Revenues	$8,543.5	$9,298.5
Costs and expenses:
Operating costs and expenses:
Cost of sales	5,835.6	7,140.4
Other operating costs and expenses	728.8	687.6
Depreciation, amortization and accretion expenses	450.9	394.3
Net gains attributable to asset sales	(0.4)	(0.5)
Asset impairment and related charges	4.8	0.9
Total operating costs and expenses	7,019.7	8,222.7
General and administrative costs	52.2	53.0
Total costs and expenses	7,071.9	8,275.7
Equity in income of unconsolidated affiliates	154.6	115.7
Operating income	1,626.2	1,138.5
Interest expense	(277.2)	(252.1)
Change in fair value of Liquidity Option Agreement	(57.8)	(7.5)
Gain on step acquisition of unconsolidated affiliate	--	37.0
Other, net	1.5	0.7
Provision for income taxes	(12.3)	(5.1)
Net income	1,280.4	911.5
Net income attributable to noncontrolling interests	(19.9)	(10.8)
Net income attributable to limited partners	$1,260.5	$900.7

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
NGL Pipelines & Services:
Sales of NGLs and related products	$2,671.2	$2,815.4
Midstream services	643.2	597.9
Total	3,314.4	3,413.3
Crude Oil Pipelines & Services:
Sales of crude oil	2,328.4	3,341.7
Midstream services	278.9	229.2
Total	2,607.3	3,570.9
Natural Gas Pipelines & Services:
Sales of natural gas	655.7	560.0
Midstream services	271.8	244.8
Total	927.5	804.8
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,480.6	1,289.3
Midstream services	213.7	220.2
Total	1,694.3	1,509.5
Total consolidated revenues	$8,543.5	$9,298.5

Total revenues for the first quarter of 2019 decreased $755.0 million when compared to the first quarter of 2018 primarily due to a net $870.5 million decrease in marketing revenues. Revenues from the marketing of crude oil decreased $1.01 billion quarter-to-quarter primarily due to lower sales volumes.  Revenues from the marketing of petrochemicals increased a net $191.3 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $393.9 million increase, partially offset by lower sales margins, which resulted in a $202.6 million decrease.

Revenues from midstream services for the first quarter of 2019 increased $115.5 million when compared to the first quarter of 2018.  Midstream service revenues from our pipeline assets increased $88.8 million quarter-to-quarter primarily due to strong demand for transportation services in Texas and on the Appalachia-to-Texas Express (“ATEX”) pipeline.  NGL fractionation revenues increased $23.2 million quarter-to-quarter primarily due to higher fractionation volumes at our Mont Belvieu NGL fractionation complex.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2019 decreased $1.20 billion when compared to the first quarter of 2018 primarily due to lower cost of sales attributable to our crude oil marketing activities. The cost of sales associated with our marketing of crude oil decreased $1.34 billion quarter-to-quarter primarily due to lower sales volumes, which accounted for an $809.4 million decrease, and lower purchase prices, which accounted for an additional $534.3 million decrease.

Other operating costs and expenses for the first quarter of 2019 increased a net $41.2 million when compared to the first quarter of 2018 attributable to higher maintenance and employee compensation costs.  Depreciation, amortization and accretion expense increased $56.6 million quarter-to-quarter primarily due to assets we constructed and placed into full or limited service since the first quarter of 2018 (e.g., the propane dehydrogenation (“PDH”) facility, Shin Oak NGL Pipeline and Midland-to-ECHO 2 Pipeline System).  Non-cash asset impairment charges increased $3.9 million quarter-to-quarter.

General and administrative costs

General and administrative costs for the first quarter of 2019 decreased a net $0.8 million when compared to the first quarter of 2018 primarily due to higher legal and employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2019 increased $38.9 million when compared to the first quarter of 2018 primarily due to an increase in earnings from our investments in crude oil pipelines.

Operating income

Operating income for the first quarter of 2019 increased $487.7 million when compared the first quarter of 2018 due to the previously described quarter-to-quarter changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Interest charged on debt principal outstanding	$307.5	$292.0
Impact of interest rate hedging program, including related amortization (1)	(1.1)	3.7
Interest costs capitalized in connection with construction projects (2)	(36.2)	(58.2)
Other (3)	7.0	14.6
Total	$277.2	$252.1

(1)      Amount presented for the three months ended March 31, 2019 and 2018 include $9.8 million and $7.2 million, respectively, of benefit from swaption premiums.
(2)      We capitalize interest costs incurred on funds used to construct property, plant and equipment while the asset is in its construction phase. Capitalized interest amounts fluctuate period-to-period based on the timing of when projects are placed into service, our capital investment levels and the interest rates charged on borrowings.
(3)     Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and the amortization of debt issuance costs. Amount presented for the first quarter of 2018 includes $7.8 million of debt issuance costs that were written off in March 2018 in connection with the redemption of junior subordinated notes.

Interest charged on debt principal outstanding, which is the primary driver of interest expense, increased a net $15.5 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the first quarter of 2019, which accounted for a $17.8 million increase, partially offset by the effect of lower overall interest rates during the first quarter of 2019, which accounted for a $2.3 million decrease.  Our weighted-average debt principal balance for the first quarter of 2019 was $26.76 billion when compared to $25.24 billion for the first quarter of 2018.

In general, our debt principal balances have increased over time due to the partial debt financing of our capital investments. For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.   For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Change in fair value of Liquidity Option Agreement

Results for the three months ended March 31, 2019 and 2018 include $57.8 million and $7.5 million, respectively, of aggregate non-cash expense attributable to accretion and changes in management estimates regarding inputs to the valuation model.  Expense recognized for the first quarter of 2019 is primarily due to an approximate 1% decrease in the weighted-average cost of capital, which is used as the discount factor in determining the present value of the liability, since December 31, 2018.  For additional information regarding our liquidity option agreement, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gain on step acquisition of unconsolidated affiliate

Upon our acquisition of the remaining 50% member interest in Delaware Basin Gas Processing LLC (“Delaware Processing”) in March 2018, our existing equity investment in Delaware Processing was remeasured to fair value resulting in the recognition of a non-cash $37.0 million gain.

Income taxes

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).  Our provision for income taxes for the first quarter of 2019 increased $7.2 million when compared to the first quarter of 2018 primarily due to increases in taxable margin and the Texas apportionment factor.   Our partnership is not subject to U.S. federal income tax; however, our partners are individually responsible for paying federal income tax on their share of our taxable income.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Gross operating margin by segment:
NGL Pipelines & Services	$959.2	$884.9
Crude Oil Pipelines & Services	662.3	220.0
Natural Gas Pipelines & Services	264.3	197.9
Petrochemical & Refined Products Services	242.6	271.9
Total segment gross operating margin (1)	2,128.4	1,574.7
Net adjustment for shipper make-up rights	5.3	11.5
Total gross operating margin (non-GAAP)	$2,133.7	$1,586.2

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Operating income (GAAP)	$1,626.2	$1,138.5
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	450.9	394.3
Asset impairment and related charges in operating costs and expenses	4.8	0.9
Net gains attributable to asset sales in operating costs and expenses	(0.4)	(0.5)
General and administrative costs	52.2	53.0
Total gross operating margin (non-GAAP)	$2,133.7	$1,586.2

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

Estimated Impact of Temporary Closure of and Traffic Restrictions on
   the Houston Ship Channel in First Quarter of 2019
On March 17, 2019, a fire occurred at a tank farm owned by a third party, Intercontinental Terminals Company (“ITC”), that is located on the Houston Ship Channel. The resulting fire lasted for several days and the channel was temporarily closed to regular ship and barge traffic for more than one week due to fire-related contamination of the waterway.  Once the issues were mitigated, traffic on the Houston Ship Channel returned to normal levels in early April 2019. The Houston Ship Channel also experienced several periods of delays and restrictions due to fog in the first quarter of 2019. We estimate that gross operating margin for the first quarter of 2019 was reduced by approximately $40 million related to the impact of these events; however, we expect to recognize substantially all of this gross operating margin in the second quarter of 2019 as delayed ships and barges are rescheduled.

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2019	2018
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$292.7	$248.5
NGL pipelines, storage and terminals	557.3	509.3
NGL fractionation	109.2	127.1
Total	$959.2	$884.9

Selected volumetric data:
Equity NGL production (MBPD) (1)	154	165
Fee-based natural gas processing (MMcf/d) (2)	5,299	4,364
NGL pipeline transportation volumes (MBPD)	3,436	3,287
NGL marine terminal volumes (MBPD)	540	575
NGL fractionation volumes (MBPD)	969	824

(1) Represents the NGL volumes we earn and take title to in connection with our processing activities. (2) Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2019 increased $44.2 million when compared to the first quarter of 2018.  Gross operating margin from our NGL marketing activities increased a net $24.7 million quarter-to-quarter primarily due to higher average sales margins.  Results from our marketing strategies that optimize our transportation and export activities increased $30.3 million and $6.5 million, respectively, quarter-to-quarter, partially offset by a $15.9 million decrease in earnings related to the optimization of our storage assets.

Gross operating margin from our Permian Basin natural gas processing plants increased $19.2 million quarter-to-quarter primarily due to higher fee-based processing volumes, which accounted for a $16.8 million increase, and higher average sales margins, which accounted for an additional $3.9 million increase.  Fee-based processing volumes at our Permian Basin natural gas processing plants increased 517 MMcf/d quarter-to-quarter primarily due to our Orla Gas Processing Plant, which commenced operations in May 2018.  Gross operating margin from our South Texas natural gas processing plants increased $12.6 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $7.0 million increase, and higher deficiency and processing fees, which accounted for an additional $5.0 million increase. Fee-based natural gas processing volumes and equity NGL production at our South Texas plants decreased 174 MMcf/d and 12 MBPD, respectively.

On a combined basis, gross operating margin from our natural gas processing plants in Louisiana and Mississippi increased a net $4.2 million quarter-to-quarter primarily due to higher equity NGL production volumes, which accounted for a $6.2 million increase, higher processing volumes, which accounted for an additional $5.7 million increase, partially offset by lower average processing margins, which accounted for a $4.9 million decrease. Equity NGL production volumes and natural gas fee-based processing volumes for these plants increased a combined 21 MBPD and 464 MMcf/d, respectively, quarter-to-quarter.

Gross operating margin from our Meeker, Pioneer and Chaco natural gas processing plants decreased $17.1 million quarter-to-quarter primarily due to lower equity NGL production, which accounted for a $9.0 million decrease, lower deficiency fee revenues, which accounted for a $4.6 million decrease, and lower average processing margins (including the impact of hedging activities), which accounted for an additional $3.2 million decrease.  On a combined basis, fee-based natural gas processing volumes at these plants increased 140 MMcf/d and equity NGL production volumes decreased 22 MBPD quarter-to-quarter.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2019 increased  $48.0 million when compared to the first quarter of 2018.  Gross operating margin from our underground facilities at the Mont Belvieu hub increased $28.6 million quarter-to-quarter primarily due to higher storage fee revenues, which accounted for a $22.1 million increase, and higher product handling fee revenues, which accounted for an additional $9.4 million increase.

The Shin Oak NGL Pipeline, which was placed into limited commercial service in February 2019, contributed $8.3 million to gross operating margin for the first quarter of 2019.  The Shin Oak NGL pipeline has been operating at near its current transportation capacity of 250 MBPD, which includes offloads from affiliate pipelines and 79 MBPD of direct tariff movements.  Gross operating margin from our ATEX pipeline increased $4.4 million quarter-to-quarter primarily due to a 14 MBPD increase in transportation volumes. Gross operating margin from terminals connected to our Mid-America Pipeline System increased $4.4 million quarter-to-quarter due to increased demand for terminal services. Gross operating margin from our Morgan’s Point Ethane Export Terminal increased $3.9 million primarily due to higher loading volumes of 18 MBPD. Gross operating margin from our South Louisiana NGL Pipeline System increased $3.2 million quarter-to-quarter primarily due to a 68 MBPD increase in transportation volumes.

Gross operating margin from EHT decreased $5.4 million quarter-to-quarter primarily due to lower LPG exports, which decreased 49 MBPD.  Ship and barge traffic scheduled at EHT was adversely impacted by temporary closures and restrictions impacting the Houston Ship Channel during the first quarter of 2019.

NGL fractionation
Gross operating margin from NGL fractionation for the first quarter of 2019 decreased $17.9 million when compared to the first quarter of 2018.  Gross operating margin at our Hobbs NGL fractionator decreased $21.0 million quarter-to-quarter primarily due to major maintenance activities completed in February 2019.  NGL fractionation volumes at Hobbs decreased 20 MBPD.

Gross operating margin from our Mont Belvieu NGL fractionation complex increased a net $4.1 million quarter-to-quarter primarily due to higher fractionation volumes, which accounted for a $16.7 million increase, partially offset by higher operating costs, which accounted for a $12.3 million decrease.  NGL fractionation volumes at our Mont Belvieu NGL fractionation complex increased 120 MBPD (net to our interest), primarily due to the start-up of our ninth NGL fractionator in May 2018. Gross operating margin from our equity investment in Promix increased $1.7 million quarter-to-quarter primarily due to higher fractionation volumes of 15 MBPD.  Our Tebone NGL fractionator, which was restarted in February 2019 in light of regional demand for fractionation services, contributed 18 MBPD of fractionation volumes to the first quarter of 2019 results.  Gross operating margin from Tebone for the first quarter of 2019 was a loss of $2.7 million due to start-up expenses.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2019	2018
Segment gross operating margin	$662.3	$220.0

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,227	1,997
Crude oil marine terminal volumes (MBPD)	886	634

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2019 increased  $442.3 million when compared to the first quarter of 2018.

Gross operating margin from our Midland-to-ECHO 1 Pipeline System and related business activities increased $221.0 million quarter-to-quarter primarily due to changes in non-cash mark-to-market earnings, which were a $67.2 million benefit in the first quarter of 2019 compared to a $114.0 million loss in the first quarter of 2018, and lower expenses, which accounted for a $28.9 million increase. Gross operating margin for the first quarter of 2018 was reduced by $24.2 million in connection with the expected allocation of pipeline earnings to Western Gas Partners, LP (“Western”) upon closing of their acquisition of a 20% ownership interest in Whitethorn Pipeline Company LLC (“Whitethorn”), which owns the majority of the Midland-to-ECHO 1 Pipeline System. Western acquired its interest in Whitethorn in June 2018.  Transportation volumes for the Midland-to-ECHO 1 Pipeline System increased 58 MBPD quarter-to-quarter.

The mark-to-market earnings attributable to the Midland-to-ECHO 1 Pipeline System are associated with the hedging of crude oil market price differentials (basis spreads) between the Midland and Houston area markets.  At March 31, 2019, these hedges, which were primarily entered into during 2017, serve to lock in a $2.75 per barrel positive margin on our anticipated purchases of crude oil at Midland and subsequent anticipated sales to customers in the Houston area for periods extending predominantly into 2019 and minimally through 2020. The volume hedged through 2020 varies from quarter-to-quarter and year-to-year; however, the hedge levels generally correspond to pipeline capacity currently expected to be available to us on the Midland-to-ECHO 1 Pipeline System as customer commitment volumes ramp up to peak levels.  The mark-to-market gain for the first quarter of 2019 reflects a decrease in the basis spread between the Midland and Houston markets since December 31, 2018 to an average of $4.51 per barrel through 2020 relative to our average hedged amount of $2.75 per barrel across these same periods (as of March 31, 2019).  When the forecasted physical receipts and deliveries of crude oil ultimately occur in the future, we will realize a physical gross margin at then-prevailing commodity price spreads; however the realized settlement of the associated financial hedges would convert that physical margin to the average $2.75 per barrel spread of the financial hedges.  The basis spread between the Midland and Houston markets continues to fluctuate.

For information regarding our commodity hedging activities, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gross operating margin from other crude oil marketing activities increased $132.5 million primarily due to higher average sales margins, which accounted for an $83.6 million increase, and higher non-cash mark-to-market earnings, which accounted for an additional $48.1 million increase.  Non-cash mark-to-market earnings for this business was a gain of $32.6 million during the first quarter of 2019 compared to a loss of $15.5 million during the first quarter of 2018.  The higher crude oil marketing earnings relate to higher market price differentials for crude oil between the Permian Basin region, Cushing hub and Gulf Coast markets.

Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $27.4 million quarter-to-quarter primarily due to higher transportation volumes of 52 MBPD (net to our interest).  Gross operating margin from our Midland-to-ECHO 2 Pipeline System, which was in limited commercial service during the first quarter of 2019, was $17.4 million on transportation volumes of 147 MBPD.  Gross operating margin from our equity investment in the Seaway Pipeline increased $22.4 million quarter-to-quarter primarily due to higher average transportation fees.  Lastly, gross operating margin from crude oil activities at EHT increased a net $9.6 million quarter-to-quarter primarily due to higher export volumes of 326 MBPD.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2019	2018
Segment gross operating margin	$264.3	$197.9

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	14,197	13,021

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2019 increased $66.4 million when compared to the first quarter of 2018.  Gross operating margin from our natural gas marketing activities increased $34.0 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $25.2 million increase, and higher non-cash mark-to-market earnings, which accounted for an additional $5.4 million increase.

Gross operating margin from our Texas Intrastate System increased $23.2 million quarter-to-quarter primarily due to higher capacity reservation fees.  Transportation volumes on our Texas Intrastate System increased 278 BBtus/d.  Gross operating margin from our Haynesville Gathering System increased $11.9 million quarter-to-quarter primarily due to higher treating and other fee revenues, which accounted for a $7.6 million increase, and higher gathering volumes, which accounted for an additional $5.9 million increase.  Natural gas gathering volumes on the Haynesville Gathering System increased 392 BBtus/d quarter-to-quarter. Gross operating margin from our Permian Basin Gathering System increased $7.6 million primarily due to a 486 BBtus/d increase in natural gas gathering volumes, which accounted for a $6.4 million increase, and higher condensate sales, which accounted for an additional $3.1 million increase.

Gross operating margin from our San Juan Gathering System decreased $4.8 million primarily due to a 123 BBtus/d decrease in gathering volumes, which accounted for a $1.7 million decrease, and lower condensate sales, which accounted for an additional $1.3 million decrease.  Gross operating margin from our BTA Gathering System decreased $3.7 million quarter-to-quarter primarily due to higher operating costs.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2019	2018
Segment gross operating margin:
Propylene production and related marketing activities	$102.3	$129.4
Butane isomerization and related DIB operations	24.0	24.7
Octane enhancement and related operations	24.3	32.4
Refined products pipelines and related activities	81.9	80.9
Marine transportation and other	10.1	4.5
Total	$242.6	$271.9

Selected volumetric data:
Propylene production volumes (MBPD)	90	98
Butane isomerization volumes (MBPD)	111	113
Standalone DIB processing volumes (MBPD)	93	78
Octane additive and related plant production volumes (MBPD)	28	26
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	810	852
Refined products and petrochemical marine terminal volumes (MBPD)	338	370

Propylene production and related marketing activities
Gross operating margin from propylene production and related marketing activities for the first quarter of 2019 decreased $27.1 million when compared to the first quarter of 2018.  Gross operating margin from our Mont Belvieu propylene splitters decreased $50.7 million quarter-to-quarter primarily due to lower average propylene sales margins, which accounted for a $33.4 million decrease, and lower average propylene fractionation fees, which accounted for an additional $14.9 million decrease.  Propylene production volumes from our splitter units decreased 14 MBPD quarter-to-quarter. Gross operating margin from our PDH facility, which completed its commissioning (or start up) phase and began full commercial operations in April 2018, increased $22.8 million quarter-to-quarter. Plant production for the PDH facility, which includes by-products, increased 6 MBPD quarter-to-quarter.

Butane isomerization and related DIB operations
Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for the first quarter of 2019 decreased a net $0.7 million when compared to the first quarter of 2018.  Lower deficiency revenues on our Port Neches isobutane pipeline, which accounted for a $1.4 million decrease, were partially offset by higher Mont Belvieu DIB processing volumes of 15 MBPD, which accounted for a $0.7 million increase.

Octane enhancement and related operations
Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the first quarter of 2019 decreased a net $8.1 million when compared to the first quarter of 2018 primarily due to lower plant sales volumes, which accounted for a $14.7 million decrease, partially offset by higher average sales margins, which accounted for a $7.8 million increase.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related marketing activities for the first quarter of 2019 increased a net $1.0 million when compared to the first quarter of 2018. Gross operating margin from our refined products marine terminal at EHT increased a net $0.8 million quarter-to-quarter primarily due to higher average terminaling fees, which accounted for a $5.0 million increase, partially offset by lower storage fees, which accounted for a $2.8 million decrease, and lower terminaling volumes of 19 MBPD, which accounted for a $1.1 million decrease.

Marine transportation and other
Gross operating margin from marine transportation for the first quarter of 2019 increased $5.8 million when compared to the first quarter of 2018 primarily due to higher marine vessel fees and utilization rates quarter-to-quarter.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At March 31, 2019, we had $4.70 billion of consolidated liquidity, which was comprised of $4.60 billion of available borrowing capacity under EPO’s revolving credit facilities and $99.3 million of unrestricted cash on hand.

We may issue equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows Enterprise Products Partners L.P. and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. The 2019 Shelf replaced our prior universal shelf registration statement, which was set to expire in May 2019.

Common Unit Repurchases under 2019 Buyback Program

In January 2019, the Board approved the 2019 Buyback Program, which authorized the partnership to repurchase up to $2.0 billion of our common units.  For additional information regarding the 2019 Buyback Program, see “Significant Recent Developments” within this Part I, Item 2.

We repurchased 1,852,392 common units under the 2019 Buyback Program during the three months ended March 31, 2019 for a total purchase price of $51.6 million, excluding commissions and fees.  At March 31, 2019, the remaining available capacity under the 2019 Buyback Program was $1.95 billion.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations at March 31, 2019 for the periods indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Commercial Paper Notes	$1,395.0	$1,395.0	$--	$--	$--	$--	$--
Senior Notes	23,050.0	800.0	1,500.0	1,325.0	1,400.0	1,250.0	16,775.0
Junior Subordinated Notes	2,670.6	--	--	--	--	--	2,670.6
Total	$27,115.6	$2,195.0	$1,500.0	$1,325.0	$1,400.0	$1,250.0	$19,445.6

For additional information regarding our debt agreements, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

At May 8, 2019, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.

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

Issuance of Common Units under DRIP and EUPP

We issued a combined 1,516,779 common units in the first quarter of 2019 in connection with our distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  In total, the net cash proceeds we received from these issuances was $42.7 million.  For additional information regarding our issuance of common units and related registration statements, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

	For the Three Months Ended March 31,
	2019	2018
Net cash flows provided by operating activities	$1,160.4	$1,233.6
Cash used in investing activities	1,174.5	1,119.1
Cash provided by (used in) financing activities	(288.5)	30.8

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemical and refined products, which could impact sales of our products and the demand for our midstream services. Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing activities and long-term take-or-pay agreements. For a more complete discussion of these and other risk factors pertinent to our business, see Part I, Item 1A of the 2018 Form 10-K.

The following information highlights primary drivers of the quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the first quarter of 2019 decreased a net $73.2 million when compared to the first quarter of 2018 primarily due to:

▪	a $356.7 million decrease quarter-to-quarter primarily due to the timing of cash receipts and payments related to operations; partially offset by

▪
a $252.0 million increase quarter-to-quarter resulting from higher partnership earnings in the first quarter of 2019 when compared to the first quarter of 2018 (after adjusting our $368.9 million increase in net income quarter-to-quarter for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); and

▪	a $31.5 million increase quarter-to-quarter in cash distributions received on earnings from unconsolidated affiliates attributable to our investments in NGL and crude oil pipeline joint ventures.

For information regarding significant changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing activities
Cash used for investing activities in the first quarter of 2019 increased a net $55.4 million when compared to the first quarter of 2018 primarily due to:

▪
a $202.4 million increase quarter-to-quarter in expenditures for consolidated property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information); partially offset by

▪
a $149.8 million decrease quarter-to-quarter in net cash used for business combinations.  We used $149.8 million in the first quarter of 2018 to acquire the remaining 50% equity interest in Delaware Processing.

Financing activities
Cash used in financing activities for the first quarter of 2019 increased a net $319.3 million when compared to the first quarter of 2018 primarily due to:

▪
a net $145.9 million decrease quarter-to-quarter in net cash inflows from debt.  In the first quarter of 2019, we issued $1.4 billion principal amount of short-term notes under EPO’s commercial paper program, partially offset by the repayment of $700 million principal amount of Senior Notes N.  In the first quarter of 2018, we issued $2.7 billion aggregate principal amount of senior notes and junior subordinated notes, partially offset by the repayment of $1.18 billion principal amount of short-term notes under EPO’s commercial paper program and the redemption of all $682.7 million outstanding aggregate principal amount of its Junior Subordinated Notes B;

▪	a $134.3 million decrease quarter-to-quarter in net cash proceeds from the issuance of common units in connection with our DRIP and EUPP;

▪	the use of $51.6 million in the first quarter of 2019 to acquire 1,852,392 common units under the 2019 Buyback Program; and

▪	a $31.9 million increase quarter-to-quarter in cash distributions paid to limited partners primarily due to an increase in the quarterly cash distribution rate per unit; partially offset by,

▪	a $34.7 million increase quarter-to-quarter in cash contributions from noncontrolling interests.

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

Our use of DCF for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure. For a discussion of net cash flows provided by operating activities, see the previous section titled “Cash Flow Statement Highlights” within this Part I, Item 2.

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to limited partners (GAAP) (1)	$1,260.5	$900.7
Adjustments to net income attributable to limited partners to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	474.5	425.9
Cash distributions received from unconsolidated affiliates (2)	143.5	122.4
Equity in income of unconsolidated affiliates	(154.6)	(115.7)
Change in fair market value of derivative instruments	(96.3)	136.9
Change in fair value of Liquidity Option Agreement	57.8	7.5
Gain on step acquisition of unconsolidated affiliate	--	(37.0)
Sustaining capital expenditures (3)	(61.6)	(66.3)
Other, net	2.9	8.5
Subtotal DCF, before proceeds from asset sales and monetization of interest rate derivative instruments accounted for as cash flow hedges	$1,626.7	$1,382.9
Proceeds from asset sales	1.7	1.1
Monetization of interest rate derivative instruments accounted for as cash flow hedges	--	1.5
DCF (non-GAAP)	$1,628.4	$1,385.5

Cash distributions paid to limited partners with respect to period	$963.5	$933.5

Cash distribution per unit declared by Enterprise GP with respect to period	$0.4375	$0.4275

Total DCF retained by partnership with respect to period (4)	$664.9	$452.0

Distribution coverage ratio (5)	1.7x	1.5x

(1) For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statements Highlights” within this Part I, Item 2.
(2) Reflects both distributions received on earnings from unconsolidated affiliates and those attributable to a return of capital from unconsolidated affiliates.
(3) Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4) At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these periods was primarily reinvested in growth capital projects. This retainage of cash substantially reduced our reliance on the equity capital markets to fund such expenditures.
(5) Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to limited partners and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Net cash flows provided by operating activities (GAAP)	$1,160.4	$1,233.6
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	559.8	203.1
Sustaining capital expenditures	(61.6)	(66.3)
Other, net	(30.2)	15.1
DCF (non-GAAP)	$1,628.4	$1,385.5

Free Cash Flow
Free Cash Flow (“FCF”), a non-GAAP financial measure, is a traditional cash flow metric that is widely used by a variety of investors and other participants in the financial community, as opposed to DCF, which is a cash flow measure primarily used by investors and others in evaluating master limited partnerships. In general, FCF is a measure of how much cash flow a business generates during a specified time period after accounting for all capital investments, including expenditures for growth and sustaining capital projects. By comparison, only sustaining capital expenditures are reflected in DCF.

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

FCF fluctuates based on our earnings, the level of investing activities we undertake each period, and the timing of operating cash receipts and payments.  In addition to providing the quarterly amounts presented below, we also provide a calculation of aggregate FCF over the twelve months ended March 31, 2019 in order to measure FCF over a longer term. The following table summarizes our calculation of FCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,		For the Twelve Months Ended March 31,
	2019	2018	2019
Net cash flows provided by operating activities (GAAP)	$1,160.4	$1,233.6	$6,053.1
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(1,174.5)	(1,119.1)	(4,337.0)
Cash contributions from noncontrolling interests	34.8	0.1	272.8
Cash distributions paid to noncontrolling interests	(18.0)	(15.4)	(84.2)
FCF (non-GAAP)	$2.7	$99.2	$1,904.7

For a discussion of primary drivers of our quarterly net cash flows provided by operating activities and cash used in investing activities, see “Cash Flows from Operating, Investing and Financing Activities” within this Part I, Item 2.

Capital Investments

We currently have $5.0 billion of growth capital projects scheduled to be completed by mid-2020 including:

▪	the completion of joint venture-owned dock infrastructure in Corpus Christi designed to accommodate crude oil volumes (second quarter of 2019),

▪	the third processing train at our Orla natural gas processing facility (second quarter of 2019),
▪	expansion of our Front Range and Texas Express NGL pipelines (third quarter of 2019),

▪	increase in LPG loading capacity at EHT (third quarter of 2019),
▪	our isobutane dehydrogenation (“ iBDH”) facility (fourth quarter of 2019),

▪	the Shin Oak NGL pipeline (full service expected in fourth quarter of 2019),
▪	our ethylene export terminal (fourth quarter of 2019 through the fourth quarter of 2020),
▪	our Mentone cryogenic natural gas processing plant (first quarter of 2020), and

▪	two new NGL fractionators in Chambers County, Texas (“Frac X” in the fourth quarter of 2019 and “Frac XI” in the first half of 2020).

Based on information currently available, we expect our total capital investments for 2019 to approximate $3.8 billion to $4.2 billion, which reflects growth capital expenditures of $3.4 billion to $3.8 billion and $350 million for sustaining capital expenditures.

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

The following table summarizes the primary elements of our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2019	2018
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,077.4	$873.3
Sustaining capital projects (3)	71.5	73.2
Total	$1,148.9	$946.5

Cash used for business combinations, net	$--	$149.8

Investments in unconsolidated affiliates	$29.1	$37.9

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

Fluctuations in our spending for growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in spending on major expansion projects.  Our most significant growth capital expenditures for the three months ended March 31, 2019 involved projects to support crude oil, natural gas and NGL production from the Permian Basin, export activities at our Gulf Coast terminals and spending on our iBDH unit.  Fluctuations in spending for sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Three Months Ended March 31, 2019 with Three Months Ended March 31, 2018

Investments in growth capital projects at our Mont Belvieu complex increased $149.7 million quarter-to-quarter primarily due to increased expenditures at our iBDH unit, which accounted for a $126.4 million increase, and Frac X and Frac XI, which accounted for an additional $118.0 million increase, partially offset by lower expenditures at our PDH facility and ninth Mont Belvieu area NGL fractionator (“Frac IX”), which accounted for a combined $115.8 million decrease.  Our PDH facility and Frac IX were placed into service during the second quarter of 2018.

Our growth capital investments in support of Permian Basin production increased $70.4 million quarter-to-quarter primarily due to increased expenditures for our Shin Oak NGL Pipeline, which accounted for a $109.5 million increase, and the conversion of a portion of our Seminole NGL Pipeline system to crude oil service (the Midland-to-ECHO 2 Pipeline System), which accounted for an additional $62.1 million increase, partially offset by lower expenditures at our Orla natural gas processing facility, which accounted for a $100.8 million decrease.

Investments in our ethylene export terminal and related assets increased $63.1 million quarter-to-quarter.

Net cash used for business combinations in the first quarter of 2018 reflects our acquisition of the remaining 50% member interest in Delaware Processing in March 2018.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2018 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

Other Items

Contractual Obligations

The principal amount of our consolidated debt obligations were $27.12 billion at March 31, 2019 compared to $26.42 billion at December 31, 2018.  For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for information regarding our consolidated debt obligations.

During the first quarter of 2019, we entered into additional long-term purchase commitments for NGLs with third party suppliers.  On a combined basis, these new agreements increased our estimated long-term purchase obligations by $3.2 billion, with $1.1 billion committed over the next five years and $2.1 billion thereafter.  At March 31, 2019, our estimated long-term purchase obligations totaled $13.5 billion after reflecting the agreements added in the first quarter of 2019 and those commitments that expired during the quarter.  At December 31, 2018, our estimated long-term purchase obligations totaled $10.8 billion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably expected to have a material current or future effect on our financial position, results of operations and cash flows.

Recent Accounting Developments

For information regarding recent changes in our accounting for leases, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Related Party Transactions

For information regarding our related party transactions, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2019 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	14.4	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”))	3.5	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.7	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	2.5	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	51.6	3.3	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	56.1	1.1	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.9	n/a	Fair value hedge
Refined products marketing:
Forecasted purchase of refined products (MMBbls)	0.8	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	1.0	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.2	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	23.8	1.9	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	25.5	1.9	Cash flow hedge
Propylene marketing:
Forecasted sales of NGLs for propylene marketing activities (MMBbls)	0.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3,4)	58.2	0.1	Mark-to-market
NGL risk management activities (MMBbls) (4)	4.5	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (4)	1.3	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	36.4	2.4	Mark-to-market

(1) Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.
(2) The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2020, December 2019 and December 2020, respectively.
(3) Current volumes include 14.0 Bcf of physical derivative instruments that are predominantly priced at a market-based index plus a premium or minus a discount related to location differences.
(4) Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At March 31, 2019, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	March 31, 2019	April 17, 2019
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$7.8	$0.2	$2.0
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	8.0	(0.2)	1.9
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	7.7	0.6	2.2

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	March 31, 2019	April 17, 2019
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$77.5	$57.8	$56.4
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	56.2	44.4	36.1
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	98.9	71.3	76.8

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	March 31, 2019	April 17, 2019
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(26.5)	$7.3	$(57.5)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(88.6)	(33.2)	(109.7)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	35.6	47.8	(5.4)

The fair value of our crude oil marketing portfolio decreased since March 31, 2019 primarily due to higher crude oil prices.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2018 Form 10-K, in addition to other information in such annual report.  The risk factors set forth in our 2018 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2019:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program:
January 2019 (1)	--	--	--	$2,000,000
February 2019	431,371	$27.72	431,371	$1,988,042
March 2019	1,421,021	$27.86	1,852,392	$1,948,466
Vesting of phantom unit awards:
January 2019 (2)	3,161	$27.12	n/a	n/a
February 2019 (3)	1,015,802	$28.54	n/a	n/a
March 2019	--	--	n/a	n/a

(1) In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of our common units. See “Significant Recent Developments” under Part I, Item 2 of this quarterly report for additional information. The repurchased units were cancelled immediately upon acquisition.
(2) Of the 8,000 phantom unit awards that vested in January 2019 and converted to common units, 3,161 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.
(3) Of the 3,390,583 phantom unit awards that vested in February 2019 and converted to common units, 1,015,802 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program. We cancelled these units immediately upon acquisition.

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

3.7
Amendment No. 4 to the Sixth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated as of February 26, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed March 1, 2019).

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

10.1***	Retention Bonus Agreement between A. James Teague and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2019).
10.2***	Retention Bonus Agreement between W. Randall Fowler and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 18, 2019).
10.3***	Retention Bonus Agreement between Graham W. Bacon and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 18, 2019).
10.4***	Retention Bonus Agreement between Brent B. Secrest and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 18, 2019).
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2019.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2019.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2019.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2019.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2019.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President – Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner