Form 10-Q
period 2019-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2019-11-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 2,189,169,528 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2019.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,207.8	$344.8
Restricted cash	–	65.3
Accounts receivable – trade, net of allowance for doubtful accounts of $11.3 at September 30, 2019 and $11.5 at December 31, 2018	4,261.7	3,659.1
Accounts receivable – related parties	2.0	3.5
Inventories	1,644.7	1,522.1
Derivative assets	166.0	154.4
Prepaid and other current assets	631.6	311.5
Total current assets	7,913.8	6,060.7
Property, plant and equipment, net	40,763.3	38,737.6
Investments in unconsolidated affiliates	2,660.9	2,615.1
Intangible assets, net of accumulated amortization of $1,647.1 at September 30, 2019 and $1,735.1 at December 31, 2018 (see Note 6)	3,489.4	3,608.4
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	442.7	202.8
Total assets	$61,015.3	$56,969.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,300.0	$1,500.1
Accounts payable – trade	1,057.8	1,102.8
Accounts payable – related parties	125.5	140.2
Accrued product payables	4,198.8	3,475.8
Accrued interest	237.2	395.6
Derivative liabilities	202.4	148.2
Other current liabilities	547.8	404.8
Total current liabilities	8,669.5	7,167.5
Long-term debt (see Note 7)	25,639.2	24,678.1
Deferred tax liabilities	91.4	80.4
Other long-term liabilities	1,089.7	751.6
Commitments and contingencies (see Note 15)
Equity: (see Note 8)
Partners’ equity:
Limited partners:
Common units (2,189,169,528 units outstanding at September 30, 2019 and 2,184,869,029 units outstanding at December 31, 2018)	24,535.1	23,802.6
Accumulated other comprehensive income (loss)	(39.1)	50.9
Total partners’ equity	24,496.0	23,853.5
Noncontrolling interests	1,029.5	438.7
Total equity	25,525.5	24,292.2
Total liabilities and equity	$61,015.3	$56,969.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Third parties	$7,948.5	$9,571.7	$24,730.2	$27,257.4
Related parties	15.6	14.2	53.7	94.5
Total revenues (see Note 9)	7,964.1	9,585.9	24,783.9	27,351.9
Costs and expenses:
Operating costs and expenses:
Third parties	6,217.6	7,643.4	19,342.4	22,722.0
Related parties	356.1	358.5	1,051.9	1,054.6
Total operating costs and expenses	6,573.7	8,001.9	20,394.3	23,776.6
General and administrative costs:
Third parties	19.1	15.3	60.9	57.5
Related parties	36.4	37.4	99.3	99.6
Total general and administrative costs	55.5	52.7	160.2	157.1
Total costs and expenses (see Note 10)	6,629.2	8,054.6	20,554.5	23,933.7
Equity in income of unconsolidated affiliates	139.3	112.0	431.3	350.0
Operating income	1,474.2	1,643.3	4,660.7	3,768.2
Other income (expense):
Interest expense (see Note 13)	(382.9)	(279.5)	(950.2)	(806.2)
Change in fair market value of Liquidity Option Agreement (see Note 15)	(38.7)	(18.5)	(123.1)	(34.9)
Gain on step acquisition of unconsolidated affiliate (see Note 16)	–	–	–	39.4
Other, net	7.6	0.3	11.7	1.3
Total other expense, net	(414.0)	(297.7)	(1,061.6)	(800.4)
Income before income taxes	1,060.2	1,345.6	3,599.1	2,967.8
Provision for income taxes	(15.4)	(11.0)	(37.4)	(34.5)
Net income	1,044.8	1,334.6	3,561.7	2,933.3
Net income attributable to noncontrolling interests (see Note 8)	(25.6)	(21.4)	(67.3)	(45.6)
Net income attributable to limited partners	$1,019.2	$1,313.2	$3,494.4	$2,887.7

Earnings per unit: (see Note 11)
Basic and diluted earnings per unit	$0.46	$0.60	$1.59	$1.32

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$1,044.8	$1,334.6	$3,561.7	$2,933.3
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	72.3	(145.8)	58.6	(156.0)
Reclassification of gains to net income	(91.5)	(53.5)	(152.0)	(28.8)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	(18.6)	6.1	(23.8)	20.7
Reclassification of losses to net income	9.4	9.1	27.8	29.0
Total cash flow hedges	(28.4)	(184.1)	(89.4)	(135.1)
Other	–	–	(0.6)	(0.5)
Total other comprehensive loss	(28.4)	(184.1)	(90.0)	(135.6)
Comprehensive income	1,016.4	1,150.5	3,471.7	2,797.7
Comprehensive income attributable to noncontrolling interests	(25.6)	(21.4)	(67.3)	(45.6)
Comprehensive income attributable to limited partners	$990.8	$1,129.1	$3,404.4	$2,752.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$3,561.7	$2,933.3
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,456.7	1,330.8
Asset impairment and related charges	51.3	21.4
Equity in income of unconsolidated affiliates	(431.3)	(350.0)
Distributions received on earnings from unconsolidated affiliates	431.2	345.7
Net gains attributable to asset sales	(2.6)	(8.1)
Deferred income tax expense	10.9	9.3
Change in fair market value of derivative instruments	2.0	254.9
Change in fair market value of Liquidity Option Agreement	123.1	34.9
Gain on step acquisition of unconsolidated affiliate (see Note 16)	–	(39.4)
Net effect of changes in operating accounts (see Note 16)	(409.0)	(261.9)
Other operating activities	32.2	4.4
Net cash flows provided by operating activities	4,826.2	4,275.3
Investing activities:
Capital expenditures	(3,302.1)	(3,004.2)
Cash used for business combination (see Note 16)	–	(150.6)
Investments in unconsolidated affiliates	(100.1)	(95.1)
Distributions received for return of capital from unconsolidated affiliates	53.9	47.0
Proceeds from asset sales	16.8	24.1
Other investing activities	(41.3)	(4.0)
Cash used in investing activities	(3,372.8)	(3,182.8)
Financing activities:
Borrowings under debt agreements	44,629.6	67,086.3
Repayments of debt	(42,855.3)	(65,742.1)
Debt issuance costs	(26.3)	(25.2)
Cash distributions paid to limited partners (see Note 8)	(2,871.1)	(2,782.9)
Cash payments made in connection with distribution equivalent rights	(16.4)	(13.2)
Cash distributions paid to noncontrolling interests	(69.7)	(50.9)
Cash contributions from noncontrolling interests	590.8	222.0
Net cash proceeds from the issuance of common units	82.2	449.4
Repurchase of common units under 2019 Buyback Program (see Note 8)	(81.1)	–
Other financing activities	(38.4)	(27.1)
Cash used in financing activities	(655.7)	(883.7)
Net change in cash and cash equivalents, including restricted cash	797.7	208.8
Cash and cash equivalents, including restricted cash, at beginning of period	410.1	70.3
Cash and cash equivalents, including restricted cash, at end of period	$1,207.8	$279.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Dollars in millions)

	Partners’ Equity
For the Three Months Ended September 30, 2019:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, June 30, 2019	$24,450.5	$(10.7)	$535.6	$24,975.4
Net income	1,019.2	–	25.6	1,044.8
Cash distributions paid to limited partners	(963.2)	–	–	(963.2)
Cash payments made in connection with distribution equivalent rights	(5.9)	–	–	(5.9)
Cash distributions paid to noncontrolling interests	–	–	(22.8)	(22.8)
Cash contributions from noncontrolling interests	–	–	491.2	491.2
Net cash proceeds from the issuance of common units	–	–	–	–
Repurchase of common units under 2019 Buyback Program (see Note 8)	–	–	–	–
Amortization of fair value of equity-based awards	36.7	–	–	36.7
Cash flow hedges	–	(28.4)	–	(28.4)
Other	(2.2)	–	(0.1)	(2.3)
Balance, September 30, 2019	$24,535.1	$(39.1)	$1,029.5	$25,525.5

	Partners’ Equity
For the Nine Months Ended September 30, 2019:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2018	$23,802.6	$50.9	$438.7	$24,292.2
Net income	3,494.4	–	67.3	3,561.7
Cash distributions paid to limited partners	(2,871.1)	–	–	(2,871.1)
Cash payments made in connection with distribution equivalent rights	(16.4)	–	–	(16.4)
Cash distributions paid to noncontrolling interests	–	–	(69.7)	(69.7)
Cash contributions from noncontrolling interests	–	–	590.8	590.8
Net cash proceeds from the issuance of common units	82.2	–	–	82.2
Common units issued in connection with employee compensation	45.6	–	–	45.6
Repurchase of common units under 2019 Buyback Program	(81.1)	–	–	(81.1)
Amortization of fair value of equity-based awards	107.2	–	–	107.2
Cash flow hedges	–	(89.4)	–	(89.4)
Other	(28.3)	(0.6)	2.4	(26.5)
Balance, September 30, 2019	$24,535.1	$(39.1)	$1,029.5	$25,525.5

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss) and Noncontrolling Interests, see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(Dollars in millions)

	Partners’ Equity
For the Three Months Ended September 30, 2018:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, June 30, 2018	$22,794.8	$(123.2)	$418.9	$23,090.5
Net income	1,313.2	–	21.4	1,334.6
Cash distributions paid to limited partners	(935.6)	–	–	(935.6)
Cash payments made in connection with distribution equivalent rights	(4.6)	–	–	(4.6)
Cash distributions paid to noncontrolling interests	–	–	(22.6)	(22.6)
Cash contributions from noncontrolling interests	–	–	15.1	15.1
Net cash proceeds from the issuance of common units	188.4	–	–	188.4
Amortization of fair value of equity-based awards	24.9	–	–	24.9
Cash flow hedges	–	(184.1)	–	(184.1)
Other	(0.7)	–	(0.1)	(0.8)
Balance, September 30, 2018	$23,380.4	$(307.3)	$432.7	$23,505.8

	Partners’ Equity
For the Nine Months Ended September 30, 2018:	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2017	$22,718.9	$(171.7)	$225.2	$22,772.4
Net income	2,887.7	–	45.6	2,933.3
Cash distributions paid to limited partners	(2,782.9)	–	–	(2,782.9)
Cash payments made in connection with distribution equivalent rights	(13.2)	–	–	(13.2)
Cash distributions paid to noncontrolling interests	–	–	(50.9)	(50.9)
Cash contributions from noncontrolling interests	–	–	222.0	222.0
Net cash proceeds from the issuance of common units	449.4	–	–	449.4
Common units issued in connection with employee compensation	39.1	–	–	39.1
Common units issued in connection with land acquisition	30.0	–	–	30.0
Amortization of fair value of equity-based awards	77.5	–	–	77.5
Cash flow hedges	–	(135.1)	–	(135.1)
Other	(26.1)	(0.5)	(9.2)	(35.8)
Balance, September 30, 2018	$23,380.4	$(307.3)	$432.7	$23,505.8

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 31.9% of EPD’s limited partner common units at September 30, 2019.

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

Our results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results expected for the full year of 2019.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,207.8	$344.8
Restricted cash	–	65.3
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$1,207.8	$410.1

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

•	We will combine lease and nonlease components relating to our office and warehouse leases, as applicable.

See Note 15 for our disclosures regarding operating lease obligations.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2019	December 31, 2018
NGLs	$928.2	$647.7
Petrochemicals and refined products	183.2	264.7
Crude oil	520.1	593.4
Natural gas	13.2	16.3
Total	$1,644.7	$1,522.1

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales (1)	$5,276.5	$6,838.9	$16,721.5	$20,371.2
Lower of cost or net realizable value adjustments recognized within cost of sales	6.8	1.7	17.1	4.3

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years		September 30, 2019	December 31, 2018
Plants, pipelines and facilities (1)	3-45	(5)	$45,117.5	$42,371.0
Underground and other storage facilities (2)	5-40	(6)	3,888.8	3,624.2
Transportation equipment (3)	3-10		197.6	187.1
Marine vessels (4)	15-30		893.8	828.6
Land			366.1	359.5
Construction in progress			3,558.1	3,526.8
Total			54,021.9	50,897.2
Less accumulated depreciation			13,258.6	12,159.6
Property, plant and equipment, net			$40,763.3	$38,737.6

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

(6)	In general, the estimated useful lives of assets within this category are: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense (1)	$394.7	$368.3	$1,164.6	$1,061.1
Capitalized interest (2)	33.9	28.1	102.9	113.4

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

Asset Retirement Obligations

Property, plant and equipment at September 30, 2019 and December 31, 2018 includes $66.4 million and $72.5 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2018:

ARO liability balance, December 31, 2018	$126.3
Liabilities incurred	0.8
Liabilities settled	(0.8)
Revisions in estimated cash flows	(4.9)
Accretion expense	5.9
ARO liability balance, September 30, 2019	$127.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	September 30, 2019	December 31, 2018
NGL Pipelines & Services	$690.9	$662.0
Crude Oil Pipelines & Services	1,877.2	1,867.5
Natural Gas Pipelines & Services	31.4	22.8
Petrochemical & Refined Products Services	61.4	62.8
Total	$2,660.9	$2,615.1

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NGL Pipelines & Services	$25.9	$28.3	$82.7	$87.1
Crude Oil Pipelines & Services	113.2	83.7	348.8	265.1
Natural Gas Pipelines & Services	1.6	2.1	4.9	4.7
Petrochemical & Refined Products Services	(1.4)	(2.1)	(5.1)	(6.9)
Total	$139.3	$112.0	$431.3	$350.0

Combined results of operations data for the periods indicated for our unconsolidated affiliates are summarized in the following table (all data presented on a 100% basis):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income Statement Data:
Revenues	$470.2	$439.1	$1,484.6	$1,296.4
Operating income	300.3	258.0	938.1	789.8
Net income	299.5	256.9	935.9	785.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2019			December 31, 2018
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(202.8)	$245.0	$457.3	$(201.9)	$255.4
Contract-based intangibles	162.6	(40.9)	121.7	363.4	(238.7)	124.7
Segment total	610.4	(243.7)	366.7	820.7	(440.6)	380.1
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(226.9)	1,976.6	2,203.5	(174.1)	2,029.4
Contract-based intangibles	276.9	(230.1)	46.8	276.9	(211.7)	65.2
Segment total	2,480.4	(457.0)	2,023.4	2,480.4	(385.8)	2,094.6
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(473.3)	877.0	1,350.3	(447.8)	902.5
Contract-based intangibles	468.0	(393.6)	74.4	464.7	(387.9)	76.8
Segment total	1,818.3	(866.9)	951.4	1,815.0	(835.7)	979.3
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(56.2)	125.2	181.4	(51.8)	129.6
Contract-based intangibles	46.0	(23.3)	22.7	46.0	(21.2)	24.8
Segment total	227.4	(79.5)	147.9	227.4	(73.0)	154.4
Total intangible assets	$5,136.5	$(1,647.1)	$3,489.4	$5,343.5	$(1,735.1)	$3,608.4

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NGL Pipelines & Services	$7.3	$9.2	$25.4	$25.6
Crude Oil Pipelines & Services	25.1	20.7	71.2	67.3
Natural Gas Pipelines & Services	10.3	9.8	31.2	29.1
Petrochemical & Refined Products Services	2.1	2.2	6.5	6.6
Total	$44.8	$41.9	$134.3	$128.6

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2019	2020	2021	2022	2023
$40.5	$161.8	$162.8	$168.4	$168.5

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2018 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2019	December 31, 2018
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$–
Senior Notes N, 6.50% fixed-rate, repaid January 2019	–	700.0
Senior Notes LL, 2.55% fixed-rate, repaid October 2019	800.0	800.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	500.0	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
364-Day Revolving Credit Agreement, variable-rate, due September 2020	–	–
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Multi-Year Revolving Credit Agreement, variable-rate, due September 2024	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	–
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	25,550.0	23,750.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	256.4
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	28,196.4	26,420.6
Other, non-principal amounts	(257.2)	(242.4)
Less current maturities of debt	(2,300.0)	(1,500.1)
Total long-term debt	$25,639.2	$24,678.1

(1)
Variable rate is reset quarterly and based on 3-month LIBOR, or London Inter-Bank Offered Rate, plus 2.778%.  During 2019, EPO repurchased and retired $24.2 million in principal amount of these junior subordinated notes.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2019:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	2.58% to 2.80%	2.72%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	4.91% to 5.52%	5.34%

Amounts borrowed under our 364-Day and Multi-Year Revolving Credit Agreements bear interest, at our election, equal to: (i) LIBOR, plus an additional variable spread; or (ii) an alternate base rate, which is the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) the LIBO Market Index Rate in effect on such day plus 1% and a variable spread. The applicable spreads are determined based on our debt ratings.

The following table presents the scheduled contractual maturities of principal amounts of our consolidated debt obligations at September 30, 2019 for the next five years and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal amount of senior and junior debt obligations at September 30, 2019	$28,196.4	$800.0	$1,500.0	$1,325.0	$1,400.0	$1,250.0	$21,921.4

In October 2019, we repaid $800.0 million principal amount of EPO’s Senior Notes LL at their maturity using unrestricted cash on hand.

Parent-Subsidiary Guarantor Relationships

EPD acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, EPD would be responsible for full and unconditional repayment of that obligation.

Amendment to Multi-Year Revolving Credit Agreement

In September 2019, EPO entered into an amendment (the “First Amendment”) to its revolving credit agreement dated September 13, 2017 (the “Multi-Year Revolving Credit Agreement”).  The First Amendment reduces the borrowing capacity under the Multi-Year Revolving Credit Agreement from $4.0 billion to $3.5 billion (which may be increased by up to $500 million to $4.0 billion at EPO’s election provided certain conditions are met) and extends the maturity date to September 10, 2024, although the maturity date may be extended further at EPO’s request by up to two years, with the consent of required lenders as set forth under the credit agreement.  Borrowings under this revolving credit agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The Multi-Year Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The Multi-Year Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to its parent, Enterprise Products Partners L.P., if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the Multi-Year Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Renewal of 364-Day Revolving Credit Agreement

In September 2019, EPO entered into a new 364-Day Revolving Credit Agreement that replaced its prior 364-day credit facility.  The new 364-Day Revolving Credit Agreement matures in September 2020. There are currently no principal amounts outstanding under this revolving credit agreement.

Under the terms of the new 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in September 2021. Borrowings under this revolving credit agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

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

Issuance of $2.5 Billion of Senior Notes in July 2019

In July 2019, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of $1.25 billion principal amount of senior notes due July 2029 (“Senior Notes YY”) and $1.25 billion principal amount of senior notes due January 2050 (“Senior Notes ZZ”).  Net proceeds from this offering were used by EPO for the repayment of debt and  for general company purposes, including for growth capital expenditures.

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

Partial Retirement of Junior Subordinated Notes During Second Quarter of 2019

During the second quarter of 2019, EPO repurchased and retired $24.2 million in principal amount of its Junior Subordinated Notes C.  A $1.5 million gain on the extinguishment of these debt obligations is included in “Other, net” on our Unaudited Condensed Statements of Consolidated Operations with respect to the nine months ended September 30, 2019.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2019.

Letters of Credit

At September 30, 2019, EPO had $101.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Equity and Distributions

Limited Partner Common Units Outstanding

The following table summarizes changes in the number of EPD limited partner common units outstanding since December 31, 2018:

Common units outstanding at December 31, 2018	2,184,869,029
Common unit repurchases under 2019 Buyback Program	(1,852,392)
Common units issued in connection with DRIP and EUPP	1,516,779
Common units issued in connection with the vesting of phantom unit awards, net	2,379,620
Common units issued in connection with employee compensation	1,626,041
Other	21,595
Common units outstanding at March 31, 2019	2,188,560,672
Common unit repurchases under 2019 Buyback Program	(1,056,736)
Common units issued in connection with DRIP and EUPP	1,381,211
Common units issued in connection with the vesting of phantom unit awards, net	120,831
Common units outstanding at June 30, 2019	2,189,005,978
Common units issued in connection with the vesting of phantom unit awards, net	163,550
Common units outstanding at September 30, 2019	2,189,169,528

We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows EPD and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. The 2019 Shelf replaced our prior universal shelf registration statement, which expired in May 2019.  EPO issued $2.5 billion of senior notes in July 2019 using the 2019 Shelf (see Note 7).

In addition, EPD has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with its at-the-market (“ATM”) program.  During the nine months ended September 30, 2019 and 2018, EPD did not issue any common units under its ATM program.  After taking into account the aggregate sales price of common units sold under the ATM program through September 30, 2019, EPD has the capacity to issue additional common units under its ATM program up to an aggregate sales price of $2.54 billion.

We may issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital investments.

Common unit repurchases under 2019 Buyback Program
In January 2019, we announced that the Board of Enterprise GP had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides EPD with an additional method to return capital to investors. The 2019 Buyback Program authorizes EPD to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) EPD’s unit price and implied cash flow yield and (iv) maintaining targeted financial leverage with a debt-to-normalized adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of approximately 3.5 times.  No time limit has been set for completion of the program, and it may be suspended or discontinued at any time.

EPD repurchased 2,909,128 common units under the 2019 Buyback Program through open market purchases during the nine months ended September 30, 2019 (no repurchases were made during the third quarter of 2019).  The total purchase price of these repurchases was $81.1 million, excluding commissions and fees. The repurchased units were cancelled immediately upon acquisition.  At September 30, 2019, the remaining available capacity under the 2019 Buyback Program was $1.92 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Common units issued in connection with DRIP and EUPP
EPD has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  EPD issued and delivered a total of 2,601,727 new common units under the DRIP during the nine months ended September 30, 2019, which generated net cash proceeds of $73.7 million.  During the nine months ended September 30, 2018, EPD issued and delivered 16,073,974 new common units under the DRIP, which generated net cash proceeds of $438.1 million.  After taking into account the number of common units delivered under the DRIP through September 30, 2019, EPD has the capacity to deliver an additional 57,544,841 common units under this plan.  The period-to-period decrease in net cash proceeds from the DRIP is primarily due to (i) lower reinvestments by privately held affiliates of EPCO in 2019, (ii) a reduction in the discount applicable to common unit purchases made under the DRIP from 2.5% to 0% beginning with the distribution paid in February 2019 and (iii) the election to satisfy delivery obligations under the DRIP using common units purchased on the open market, rather than issuing new common units, beginning with the distribution paid in August 2019.

EPD issued and delivered 296,263 new common units under the EUPP during the nine months ended September 30, 2019, which generated net cash proceeds of $8.5 million.  During the nine months ended September 30, 2018, EPD issued and delivered 403,602 new common units under its EUPP, which generated net cash proceeds of $11.3 million.  After taking into account the number of common units delivered under the EUPP through September 30, 2019, EPD may deliver an additional 4,763,149 common units under this plan.

Net cash proceeds from the issuance of new common units under the DRIP and EUPP during the nine months ended September 30, 2019 were used to temporarily reduce amounts outstanding under EPO’s commercial paper program and for general company purposes, including for growth capital expenditures.

In July 2019, EPD announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the partnership’s need for equity capital.   In August 2019, a total of 1,410,020 common units were purchased on the open market and delivered to participants in connection with the DRIP and EUPP.  Apart from $0.5 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 12, 2019.

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

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
During the nine months ended September 30, 2019, after taking into account tax withholding requirements, EPD issued a net 2,664,001 new common units to employees in connection with the vesting of phantom unit awards.  See Note 12 for information regarding our phantom unit awards.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2018	$152.7	$(104.8)	$3.0	$50.9
Other comprehensive income (loss) for period, before reclassifications	58.6	(23.8)	(0.6)	34.2
Reclassification of losses (gains) to net income during period	(152.0)	27.8	–	(124.2)
Total other comprehensive income (loss) for period	(93.4)	4.0	(0.6)	(90.0)
Accumulated Other Comprehensive Income (Loss), September 30, 2019	$59.3	$(100.8)	$2.4	$(39.1)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2017	$(10.1)	$(165.1)	$3.5	$(171.7)
Other comprehensive income (loss) for period, before reclassifications	(156.0)	20.7	(0.5)	(135.8)
Reclassification of losses (gains) to net income during period	(28.8)	29.0	–	0.2
Total other comprehensive income (loss) for period	(184.8)	49.7	(0.5)	(135.6)
Accumulated Other Comprehensive Income (Loss), September 30, 2018	$(194.9)	$(115.4)	$3.0	$(307.3)

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2019	2018	2019	2018
Interest rate derivatives	Interest expense	$9.4	$9.1	$27.8	$29.0
Commodity derivatives	Revenue	(93.6)	(53.9)	(161.4)	(28.5)
Commodity derivatives	Operating costs and expenses	2.1	0.4	9.4	(0.3)
Total		$(82.1)	$(44.4)	$(124.2)	$0.2

For information regarding our interest rate and commodity derivative instruments, see Note 13.

Noncontrolling Interests

In June 2019, an affiliate of American Midstream, LP acquired a noncontrolling 25% equity interest in our consolidated subsidiary that owns the Pascagoula natural gas processing plant for $36.0 million in cash.  In July 2019, Altus Midstream Processing LP acquired a noncontrolling 33% equity interest in our consolidated subsidiary that owns the Shin Oak NGL Pipeline for $440.7 million in cash.  The following table presents information regarding our noncontrolling interests since December 31, 2018:

Noncontrolling interest balance in Equity, December 31, 2018	$438.7
Net income attributable to noncontrolling interests	67.3
Cash distributions paid to noncontrolling interests	(69.7)
Cash contributions from noncontrolling interests	590.8
Other	2.4
Noncontrolling interest balance in Equity, September 30, 2019	$1,029.5

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

On October 9, 2019, EPD announced that the Board declared a cash distribution of $0.4425 per common unit with respect to the third quarter of 2019, which represents a 2.3% increase over the $0.4325 per common unit EPD declared and paid with respect to the third quarter of 2018.  The distribution with respect to the third quarter of 2019 will be paid on November 12, 2019 to unitholders of record as of the close of business on October 31, 2019.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NGL Pipelines & Services:
Sales of NGLs and related products	$2,624.9	$3,898.2	$7,955.5	$9,324.5
Segment midstream services:
Natural gas processing and fractionation	279.6	397.2	837.3	982.2
Transportation	248.2	241.8	767.4	725.5
Storage and terminals	99.4	85.7	291.0	277.7
Total segment midstream services	627.2	724.7	1,895.7	1,985.4
Total NGL Pipelines & Services	3,252.1	4,622.9	9,851.2	11,309.9
Crude Oil Pipelines & Services:
Sales of crude oil	2,130.0	2,209.0	6,990.1	8,082.9
Segment midstream services:
Transportation	209.1	187.9	598.1	490.7
Storage and terminals	139.2	98.0	364.0	273.4
Total segment midstream services	348.3	285.9	962.1	764.1
Total Crude Oil Pipelines & Services	2,478.3	2,494.9	7,952.2	8,847.0
Natural Gas Pipelines & Services:
Sales of natural gas	440.0	589.0	1,627.1	1,681.5
Segment midstream services:
Transportation	275.5	261.2	835.2	766.3
Total segment midstream services	275.5	261.2	835.2	766.3
Total Natural Gas Pipelines & Services	715.5	850.2	2,462.3	2,447.8
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,299.0	1,408.9	3,867.3	4,111.6
Segment midstream services:
Fractionation and isomerization	43.2	45.9	125.5	146.8
Transportation, including marine logistics	134.4	119.2	393.2	353.0
Storage and terminals	41.6	43.9	132.2	135.8
Total segment midstream services	219.2	209.0	650.9	635.6
Total Petrochemical & Refined Products Services	1,518.2	1,617.9	4,518.2	4,747.2
Total consolidated revenues	$7,964.1	$9,585.9	$24,783.9	$27,351.9

Substantially all of our revenues are derived from contracts with customers.  In total, product sales and midstream services accounted for 82% and 18%, respectively, of our consolidated revenues for the three and nine months ended September 30, 2019.  During the three and nine months ended September 30, 2018, product sales and midstream services accounted for 85% and 15%, respectively, of our consolidated revenues.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at September 30, 2019:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$223.8
Total		$223.8

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$137.4
Deferred revenue (noncurrent)	Other long-term liabilities	192.2
Total		$329.6

The following table presents significant changes in our unbilled revenue and deferred revenue balances during the nine months ended September 30, 2019:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2018	$13.3	$291.2
Amount included in opening balance transferred to other accounts during period (1)	(13.3)	(110.9)
Amount recorded during period	270.5	430.7
Amounts recorded during period transferred to other accounts (1)	(46.7)	(278.7)
Other changes	–	(2.7)
Balance at September 30, 2019	$223.8	$329.6

(1)
Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer.  Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.

Remaining Performance Obligations

The following table presents estimated fixed future consideration from contracts with customers as of September 30, 2019 that contain minimum volume commitments, deficiency and similar fees, and contract terms exceeding one year.

Period	Fixed Consideration
Three Months Ended December 31, 2019	$945.0
One Year Ended December 31, 2020	3,505.7
One Year Ended December 31, 2021	3,075.3
One Year Ended December 31, 2022	2,636.9
One Year Ended December 31, 2023	2,203.9
Thereafter	10,576.7
Total	$22,943.5

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income	$1,474.2	$1,643.3	$4,660.7	$3,768.2
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	467.1	429.4	1,380.8	1,249.0
Asset impairment and related charges in operating costs and expenses	39.4	4.6	51.2	21.4
Net gains attributable to asset sales in operating costs and expenses	(0.1)	(6.7)	(2.6)	(8.1)
General and administrative costs	55.5	52.7	160.2	157.1
Non-refundable payments received from shippers attributable to make-up rights (1)	20.8	6.5	34.3	14.8
Subsequent recognition of revenues attributable to make-up rights (2)	(5.5)	(6.2)	(18.6)	(42.4)
Total segment gross operating margin	$2,051.4	$2,123.6	$6,266.0	$5,160.0

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Gross operating margin by segment:
NGL Pipelines & Services	$1,008.3	$1,063.1	$2,933.8	$2,861.7
Crude Oil Pipelines & Services	496.2	594.2	1,671.7	867.0
Natural Gas Pipelines & Services	258.5	216.9	824.6	628.2
Petrochemical & Refined Products Services	288.4	249.4	835.9	803.1
Total segment gross operating margin	$2,051.4	$2,123.6	$6,266.0	$5,160.0

The following table summarizes our unrealized mark-to-market gains (losses) included in gross operating margin and interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(0.7)	$0.1	$(0.1)	$7.9
Crude Oil Pipelines & Services	9.8	200.2	95.0	(267.4)
Natural Gas Pipelines & Services	1.3	4.7	1.3	5.9
Petrochemical & Refined Products Services	(1.3)	(0.9)	(3.3)	(1.2)
Total mark-to-market impact on gross operating margin	9.1	204.1	92.9	(254.8)
Mark-to-market loss in interest expense	(94.9)	–	(94.9)	(0.1)
Total	$(85.8)	$204.1	$(2.0)	$(254.9)

For information regarding our hedging activities, see Note 13.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended September 30, 2019	$3,250.1	$2,467.9	$712.3	$1,518.2	$–	$7,948.5
Three months ended September 30, 2018	4,616.7	2,490.7	846.4	1,617.9	–	9,571.7
Nine months ended September 30, 2019	9,843.9	7,916.5	2,451.6	4,518.2	–	24,730.2
Nine months ended September 30, 2018	11,295.1	8,777.2	2,437.9	4,747.2	–	27,257.4
Revenues from related parties:
Three months ended September 30, 2019	2.0	10.4	3.2	–	–	15.6
Three months ended September 30, 2018	6.2	4.2	3.8	–	–	14.2
Nine months ended September 30, 2019	7.3	35.7	10.7	–	–	53.7
Nine months ended September 30, 2018	14.8	69.8	9.9	–	–	94.5
Intersegment and intrasegment revenues:
Three months ended September 30, 2019	4,729.3	9,479.7	141.7	558.1	(14,908.8)	–
Three months ended September 30, 2018	6,814.9	6,278.8	186.6	844.3	(14,124.6)	–
Nine months ended September 30, 2019	14,715.5	26,818.0	500.2	1,890.4	(43,924.1)	–
Nine months ended September 30, 2018	19,384.4	27,683.6	522.5	2,241.6	(49,832.1)	–
Total revenues:
Three months ended September 30, 2019	7,981.4	11,958.0	857.2	2,076.3	(14,908.8)	7,964.1
Three months ended September 30, 2018	11,437.8	8,773.7	1,036.8	2,462.2	(14,124.6)	9,585.9
Nine months ended September 30, 2019	24,566.7	34,770.2	2,962.5	6,408.6	(43,924.1)	24,783.9
Nine months ended September 30, 2018	30,694.3	36,530.6	2,970.3	6,988.8	(49,832.1)	27,351.9
Equity in income (loss) of unconsolidated affiliates:
Three months ended September 30, 2019	25.9	113.2	1.6	(1.4)	–	139.3
Three months ended September 30, 2018	28.3	83.7	2.1	(2.1)	–	112.0
Nine months ended September 30, 2019	82.7	348.8	4.9	(5.1)	–	431.3
Nine months ended September 30, 2018	87.1	265.1	4.7	(6.9)	–	350.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At September 30, 2019	$16,212.2	$6,316.2	$8,320.5	$6,356.3	$3,558.1	$40,763.3
At December 31, 2018	14,845.4	5,847.7	8,303.8	6,213.9	3,526.8	38,737.6
Investments in unconsolidated affiliates: (see Note 5)
At September 30, 2019	690.9	1,877.2	31.4	61.4	–	2,660.9
At December 31, 2018	662.0	1,867.5	22.8	62.8	–	2,615.1
Intangible assets, net: (see Note 6)
At September 30, 2019	366.7	2,023.4	951.4	147.9	–	3,489.4
At December 31, 2018	380.1	2,094.6	979.3	154.4	–	3,608.4
Goodwill: (see Note 6)
At September 30, 2019	2,651.7	1,841.0	296.3	956.2	–	5,745.2
At December 31, 2018	2,651.7	1,841.0	296.3	956.2	–	5,745.2
Segment assets:
At September 30, 2019	19,921.5	12,057.8	9,599.6	7,521.8	3,558.1	52,658.8
At December 31, 2018	18,539.2	11,650.8	9,602.2	7,387.3	3,526.8	50,706.3

Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated revenues:
NGL Pipelines & Services	$3,252.1	$4,622.9	$9,851.2	$11,309.9
Crude Oil Pipelines & Services	2,478.3	2,494.9	7,952.2	8,847.0
Natural Gas Pipelines & Services	715.5	850.2	2,462.3	2,447.8
Petrochemical & Refined Products Services	1,518.2	1,617.9	4,518.2	4,747.2
Total consolidated revenues	$7,964.1	$9,585.9	$24,783.9	$27,351.9

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$5,276.5	$6,838.9	$16,721.5	$20,371.2
Other operating costs and expenses (1)	790.8	735.7	2,243.4	2,143.1
Depreciation, amortization and accretion	467.1	429.4	1,380.8	1,249.0
Asset impairment and related charges	39.4	4.6	51.2	21.4
Net gains attributable to asset sales	(0.1)	(6.7)	(2.6)	(8.1)
General and administrative costs	55.5	52.7	160.2	157.1
Total consolidated costs and expenses	$6,629.2	$8,054.6	$20,554.5	$23,933.7

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment and related charges; and net losses (or gains) attributable to asset sales.

Fluctuations in our product sales revenues and related cost of sales amounts are explained in part by changes in energy commodity prices.  In general, lower energy commodity prices result in a decrease in our revenues attributable to product sales; however, these lower commodity prices also decrease the associated cost of sales as purchase costs are lower.  The same type of correlation would be true in the case of higher energy commodity sales prices and purchase costs.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$1,019.2	$1,313.2	$3,494.4	$2,887.7
Undistributed earnings allocated and cash payments on phantom unit awards (1)	(6.1)	(6.2)	(21.3)	(15.5)
Net income available to common unitholders	$1,013.1	$1,307.0	$3,473.1	$2,872.2

Basic weighted-average number of common units outstanding	2,189.1	2,179.9	2,188.4	2,173.8

Basic earnings per unit	$0.46	$0.60	$1.59	$1.32

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$1,019.2	$1,313.2	$3,494.4	$2,887.7

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,189.1	2,179.9	2,188.4	2,173.8
Phantom units (1)	13.2	10.6	13.1	10.6
Total	2,202.3	2,190.5	2,201.5	2,184.4

Diluted earnings per unit	$0.46	$0.60	$1.59	$1.32

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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Equity-classified awards:
Phantom unit awards	$34.7	$24.2	$99.6	$74.7
Profits interest awards	2.5	1.2	8.1	3.8
Liability-classified awards	0.1	0.1	0.1	0.3
Total	$37.3	$25.5	$107.8	$78.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Phantom unit awards allow recipients to acquire EPD common units (at no cost to the recipient apart from fulfilling service and other conditions) once a defined vesting period expires, subject to customary forfeiture provisions.  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2018	10,333,277	$26.97
Granted (2)	6,851,920	$27.75
Vested	(3,810,666)	$27.54
Forfeited	(268,621)	$27.21
Phantom unit awards at September 30, 2019	13,105,910	$27.21

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2019 was $190.2 million based on a grant date market price of EPD common units ranging from $27.75 to $29.29 per unit.  An estimated annual forfeiture rate of 3.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Cash payments made in connection with DERs	$5.9	$4.6	$16.4	$13.2
Total intrinsic value of phantom unit awards that vested during period	7.2	4.5	108.9	89.6

The unrecognized compensation cost associated with phantom unit awards was $172.5 million at September 30, 2019, of which our share of the cost is currently estimated to be $144.2 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

Profits Interest Awards

EPCO has established five limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At September 30, 2019, our share of the total unrecognized compensation cost related to the Employee Partnerships was $27.3 million, which we expect to recognize over a weighted-average period of 3.4 years.

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

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward-starting swaps, options to enter into forward-starting swaps (“swaptions”), and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.

Swaptions
In January and July 2019, we sold options to be put into forward-starting swaps, or swaptions, if the market rate of interest fell below the strike rate of the option upon expiration of the derivative instrument.  The premiums we realized upon sale of the swaptions are reflected as a $13.3 million and $23.1 million reduction in interest expense for the three and nine months ended September 30, 2019, respectively.

Due to declining interest rates, the counterparties to the swaptions sold in July 2019 exercised their right to put us into ten forward-starting swaps on September 30, 2019 having an aggregate notional value of $1.0 billion on September 30, 2019.  Forward-starting swaps hedge the risk of an increase in underlying benchmark interest rates during the period of time between the inception date of the swap agreement and the future date of debt issuance.  Under the terms of the forward-starting swaps, we will pay to the counterparties (at the expected settlement dates of the instruments) amounts based on a 30-year fixed interest rate applied to the notional amount and receive from the counterparties an amount equal to a 30-year variable interest rate on the same notional amount.  On September 30, 2019, the weighted-average fixed interest rate of the ten forward-starting swaps was 2.12%, which was 0.41% higher than the then applicable variable interest rate.  As a result, we incurred an unrealized, mark-to-market loss at inception totaling $94.9 million that is reflected as an increase in interest expense for the three and nine months ended September 30, 2019.  Prospectively, we will account for the forward-starting swaps as cash flow hedges, with any subsequent gains or losses on these derivative instruments reflected as a component of other comprehensive income and amortized to earnings (through interest expense) over the 30-year period of the associated future debt issuance.

Although we incurred a loss upon the exercise of these derivative instruments, we believe that the fixed interest rates that we will pay in connection with these forward-starting swaps are very favorable when compared to historical 30-year rates.   Settlement of amounts accrued under the ten forward-starting swaps, including any gains or losses incurred from changes in interest rates between now and the contractual settlement dates, will occur at their respective expiration dates in September 2020 and April 2021.

Forward-Starting Swaps
The following table summarizes our portfolio of 30-year forward-starting swaps at September 30, 2019, all of which are associated with the expected future issuance of senior notes.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Weighted-Average Fixed Rate Locked	Accounting Treatment
Future long-term debt offering	1 forward-starting swap (1)	$75.0	9/2020	2.39%	Cash flow hedge
Future long-term debt offering	1 forward-starting swap (1)	$75.0	4/2021	2.41%	Cash flow hedge
Future long-term debt offering	5 forward-starting swaps (2)	$500.0	9/2020	2.12%	Cash flow hedge
Future long-term debt offering	5 forward-starting swaps (2)	$500.0	4/2021	2.13%	Cash flow hedge

(1)	These swaps were entered into in May 2019.
(2)	These swaps were entered into in September 2019 as a result of the swaption exercise.

In total, the notional amount of forward-starting swaps outstanding at September 30, 2019 was $1.15 billion.  The weighted-average fixed interest rate of these derivative instruments is 2.16%.

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

At September 30, 2019, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2019 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	15.2	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”))	1.8	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.0	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	8.1	1.6	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	3.2	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	100.0	1.5	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	121.7	1.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.3	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.9	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.9	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	10.4	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	13.8	n/a	Cash flow hedge
Propylene marketing:
Forecasted sales of NGLs for propylene marketing activities (MMBbls)	0.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	38.2	0.6	Mark-to-market
NGL risk management activities (MMBbls) (3)	2.4	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.6	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	22.2	6.1	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is January 2021, December 2019 and December 2022, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $21.1 million and $50.2 million at September 30, 2019 and December 31, 2018, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$11.8	Current liabilities	$–
Interest rate derivatives	Other assets	–	Other assets	–	Other liabilities	11.9	Other liabilities	–
Total interest rate derivatives		–		–		23.7		–
Commodity derivatives	Current assets	149.3	Current assets	138.5	Current liabilities	139.2	Current liabilities	115.0
Commodity derivatives	Other assets	5.6	Other assets	5.6	Other liabilities	6.8	Other liabilities	11.1
Total commodity derivatives		154.9		144.1		146.0		126.1
Total derivatives designated as hedging instruments		$154.9		$144.1		$169.7		$126.1

Derivatives not designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$47.2	Current liabilities	$–
Interest rate derivatives	Other assets	–	Other assets	–	Other liabilities	47.7	Other liabilities	–
Total interest rate derivatives		–		–		94.9		–
Commodity derivatives	Current assets	16.7	Current assets	15.9	Current liabilities	4.2	Current liabilities	33.2
Commodity derivatives	Other assets	1.0	Other assets	1.9	Other liabilities	0.3	Other liabilities	3.1
Total commodity derivatives		17.7		17.8		4.5		36.3
Total derivatives not designated as hedging instruments		$17.7		$17.8		$99.4		$36.3

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2019:
Commodity derivatives	$172.6	$–	$172.6	$(149.0)	$–	$(22.4)	$1.2
As of December 31, 2018:
Commodity derivatives	$161.9	$–	$161.9	$(158.6)	$–	$–	$3.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2019:
Interest rate derivatives	$118.6	$–	$118.6	$–	$–	$–	$118.6
Commodity derivatives	150.5	–	150.5	(149.0)	–	0.3	1.8
As of December 31, 2018:
Commodity derivatives	$162.4	$–	$162.4	$(158.6)	$–	$(2.3)	$1.5

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate derivatives	Interest expense	$–	$–	$–	$1.3
Commodity derivatives	Revenue	(0.4)	(1.4)	(2.0)	3.2
Total		$(0.4)	$(1.4)	$(2.0)	$4.5

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate derivatives	Interest expense	$–	$–	$–	$(1.4)
Commodity derivatives	Revenue	2.4	3.7	8.7	1.9
Total		$2.4	$3.7	$8.7	$0.5

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate derivatives	$(18.6)	$6.1	$(23.8)	$20.7
Commodity derivatives – Revenue (1)	73.5	(145.5)	71.1	(156.7)
Commodity derivatives – Operating costs and expenses (1)	(1.2)	(0.3)	(12.5)	0.7
Total	$53.7	$(139.7)	$34.8	$(135.3)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate derivatives	Interest expense	$(9.4)	$(9.1)	$(27.8)	$(29.0)
Commodity derivatives	Revenue	93.6	53.9	161.4	28.5
Commodity derivatives	Operating costs and expenses	(2.1)	(0.4)	(9.4)	0.3
Total		$82.1	$44.4	$124.2	$(0.2)

Over the next twelve months, we expect to reclassify $39.1 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $66.3 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $68.1 million as an increase in revenue and $1.8 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate derivatives	Interest expense	$(94.9)	$–	$(94.9)	$–
Commodity derivatives	Revenue	21.8	21.8	96.7	(538.0)
Commodity derivatives	Operating costs and expenses	(1.6)	(2.7)	(6.3)	(4.2)
Total		$(74.7)	$19.1	$(4.5)	$(542.2)

The $4.5 million loss recognized for the nine months ended September 30, 2019 (as noted in the preceding table) from designated as hedging instruments consists of (i) $0.7 million of realized losses and $91.1 million of net unrealized mark-to-market gains attributable to commodity derivatives and (ii) $94.9 million of unrealized mark-to-market losses attributable to interest rate derivatives.

In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, we recognized a net $2.0 million mark-to-market loss for the nine months ended September 30, 2019 consisting of (i) $92.9 million of net unrealized mark-to-market gains attributable to commodity derivatives and (ii) $94.9 million of unrealized mark-to-market losses attributable to interest rate derivatives.

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

	At September 30, 2019 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$54.0	$365.4	$14.5	$433.9
Impact of CME Rule 814	(44.8)	(206.3)	(10.2)	(261.3)
Total commodity derivatives	9.2	159.1	4.3	172.6
Total	$9.2	$159.1	$4.3	$172.6

Financial liabilities:
Liquidity Option Agreement (see Note 15)	$–	$–	$513.1	$513.1
Interest rate derivatives	–	118.6	–	118.6
Commodity derivatives:
Value before application of CME Rule 814	39.8	268.3	47.9	356.0
Impact of CME Rule 814	(31.0)	(138.5)	(36.0)	(205.5)
Total commodity derivatives	8.8	129.8	11.9	150.5
Total	$8.8	$248.4	$525.0	$782.2

	At December 31, 2018 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$172.3	$282.4	$2.2	$456.9
Impact of CME Rule 814	(134.8)	(159.3)	(0.9)	(295.0)
Total commodity derivatives	37.5	123.1	1.3	161.9
Total	$37.5	$123.1	$1.3	$161.9

Financial liabilities:
Liquidity Option Agreement (see Note 15)	$–	$–	$390.0	$390.0
Commodity derivatives:
Value before application of CME Rule 814	85.5	291.2	21.4	398.1
Impact of CME Rule 814	(48.6)	(172.9)	(14.2)	(235.7)
Total commodity derivatives	36.9	118.3	7.2	162.4
Total	$36.9	$118.3	$397.2	$552.4

In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2019 was a net derivative asset of $77.9 million prior to the impact of CME Rule 814.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding our recurring Level 3 fair value measurements for commodity derivatives at September 30, 2019:

	Fair Value
	Financial Assets	Financial Liabilities	Valuation Techniques	Unobservable Input	Range
Commodity derivatives – Crude oil	$0.5	$0.2	Discounted cash flow	Forward commodity prices	$54.11-$54.78/barrel
Commodity derivatives – Propane	1.2	3.7	Discounted cash flow	Forward commodity prices	$0.43-$0.49/gallon
Commodity derivatives – Natural gasoline	–	4.3	Discounted cash flow	Forward commodity prices	$0.96-$1.04/gallon
Commodity derivatives – Ethane	1.5	1.3	Discounted cash flow	Forward commodity prices	$0.18-$0.19/gallon
Commodity derivatives – Normal Butane	0.5	2.2	Discounted cash flow	Forward commodity prices	$0.48-$0.56/gallon
Commodity derivatives – Isobutane	0.6	0.2	Discounted cash flow	Forward commodity prices	$0.53-$0.64/gallon
Total	$4.3	$11.9

With respect to commodity derivatives, we believe forward commodity prices are the most significant unobservable inputs in determining our Level 3 recurring fair value measurements at September 30, 2019.  In general, changes in the price of the underlying commodity increases or decreases the fair value of a commodity derivative depending on whether the derivative was purchased or sold.  We generally expect changes in the fair value of our derivative instruments to be offset by corresponding changes in the fair value of our hedged exposures.

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the periods indicated:

test		For the Nine Months Ended September 30,
test	Location	2019	2018
Financial asset (liability) balance, net, January 1		$(395.9)	$(332.7)
Total gains (losses) included in:
Net income (1)	Revenue	3.1	(0.5)
Net income	Other expense, net	(57.8)	(7.5)
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	4.0	–
Settlements (1)	Revenue	(0.1)	(1.2)
Transfers out of Level 3		(0.2)	–
Financial asset (liability) balance, net, March 31		(446.9)	(341.9)
Total gains (losses) included in:
Net income (1)	Revenue	(0.1)	1.3
Net income	Other expense, net	(26.6)	(8.9)
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	(2.9)	–
Settlements (1)	Revenue	(3.1)	0.5
Transfers out of Level 3		–	–
Financial asset (liability) balance, net, June 30		(479.6)	(349.0)
Total gains (losses) included in:
Net income (1)	Revenue	0.8	(0.2)
Net income	Other expense, net	(38.7)	(18.5)
Other comprehensive income	Commodity derivative instruments – changes in fair value of cash flow hedges	(3.2)	2.8
Settlements (1)	Revenue	–	(1.3)
Transfers out of Level 3		–	–
Financial asset (liability) balance, net, September 30		$(520.7)	$(366.2)

(1)
There were $0.8 million and $0.6 million of unrealized gains included in these amounts for the three and nine months ended September 30, 2019, respectively.  There were unrealized losses of $1.5 million and $1.4 million, respectively, included in these amounts for the three and nine months ended September 30, 2018.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

Non-cash asset impairment charges for the nine months ended September 30, 2019 were $51.3 million compared to $21.4 million for the nine months ended September 30, 2018. Charges for 2019 primarily relate to assets retired during the quarter whose operations have ceased.  Impairment charges are a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $31.01 billion and $25.97 billion at September 30, 2019 and December 31, 2018, respectively.  The aggregate carrying value of these debt obligations was $27.95 billion and $26.15 billion at September 30, 2019 and December 31, 2018, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues – related parties:
Unconsolidated affiliates	$15.6	$14.2	$53.7	$94.5
Costs and expenses – related parties:
EPCO and its privately held affiliates	$297.8	$285.9	$837.9	$802.8
Unconsolidated affiliates	94.7	110.0	313.3	351.4
Total	$392.5	$395.9	$1,151.2	$1,154.2

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2019	December 31, 2018
Accounts receivable - related parties:
Unconsolidated affiliates	$2.0	$3.5

Accounts payable - related parties:
EPCO and its privately held affiliates	$106.6	$116.3
Unconsolidated affiliates	18.9	23.9
Total	$125.5	$140.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2019, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
698,313,137	31.9%

Of the total number of units held by EPCO and its privately held affiliates, 108,222,618 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at September 30, 2019.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of EPD’s common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the nine months ended September 30, 2019 and 2018, we paid EPCO and its privately held affiliates cash distributions totaling $893.1 million and $867.4 million, respectively.

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under EPD’s DRIP and ATM program.  During the nine months ended September 30, 2019, privately held affiliates of EPCO reinvested $21.6 million through the DRIP.  See Note 8 for additional information regarding the DRIP.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating costs and expenses	$259.3	$246.6	$732.0	$697.6
General and administrative expenses	34.2	35.0	92.9	92.6
Total costs and expenses	$293.5	$281.6	$824.9	$790.2

We lease office space from privately held affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.  For the three and nine months ended September 30, 2019, we recognized $3.8 million and $11.1 million, respectively, of related party operating lease expense in connection with these office space leases. For the three and nine months ended September 30, 2018, we recognized $3.8 million and $10.7 million, respectively, of related party operating lease expense for these leases.

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

Our accruals for litigation contingencies were $0.5 million at September 30, 2019 and December 31, 2018 and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

We filed our Brief of the Appellant in the Court of Appeals for the Fifth District of Dallas, Texas on March 30, 2015 and ETP filed its Brief of Appellees on June 29, 2015.  We filed our Reply Brief of Appellant on September 18, 2015.  Oral argument was conducted on April 20, 2016, and the case was then submitted to the Court of Appeals for its consideration.  On July 18, 2017, a panel of the Dallas Court of Appeals issued a unanimous opinion reversing the trial court’s judgment as to all of ETP’s claims against us, rendering judgment that ETP take nothing on those claims, and affirming our counterclaim against ETP of $0.8 million, plus interest.  On August 31, 2017, ETP filed a motion for rehearing before the Dallas Court of Appeals, which was denied on September 13, 2017.  On December 27, 2017, ETP filed its Petition for Review with the Supreme Court of Texas and we filed our Response to the Petition for Review on February 26, 2018.   On June 8, 2018, the Supreme Court of Texas requested that the parties file briefs on the merits, and the parties filed their respective submittals.  On June 28, 2019, the Supreme Court of Texas requested oral argument, which was held on October 8, 2019.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $28.20 billion and $26.42 billion at September 30, 2019 and December 31, 2018, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
The following table presents information regarding our operating leases where we are the lessee at September 30, 2019:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$141.0	$141.6	16 years	4.3%
Transportation equipment	54.2	56.6	4 years	3.4%
Office and warehouse space	24.3	22.9	2 years	3.5%
Total	$219.5	$221.1

(1)	ROU asset amounts are a component of “Other assets” on our consolidated balance sheet.
(2)	At September 30, 2019, lease liabilities of $39.2 million and $181.9 million were included within “Other current liabilities” and “Other liabilities,” respectively.
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

The following table disaggregates our operating lease expense for the periods indicated:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Long-term operating leases:
Fixed lease expense	$12.8	$39.3
Variable lease expense	1.6	4.5
Subtotal operating lease expense	14.4	43.8
Short-term lease expense	12.4	35.9
Total operating lease expense	$26.8	$79.7

In total, operating lease expense was $26.8 million and $27.6 million for the three months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019 and 2018 operating lease expense was $79.7 million and $79.0 million, respectively. Operating lease expense represents less than 1% of “Operating costs and expenses” as presented on our consolidated statements of operations.  Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term lease expense is expensed as incurred.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under ASC 842, lessors classify leases as either operating, direct financing or sales-type.  We do not have any significant operating or direct financing leases.  Our operating lease income for the three and nine months ended September 30, 2019 was $3.5 million and $10.7 million, respectively, which represented less than 1% of our consolidated revenues.  We do not have any sales-type leases.

Our operating lease commitments at September 30, 2019 did not differ materially from those reported in our 2018 Form 10-K.

Purchase Obligations
During the nine months ended September 30, 2019, we entered into additional long-term purchase commitments for NGLs with third-party suppliers.  On a combined basis, these new agreements increased our estimated long-term purchase obligations by $3.6 billion, with $1.3 billion committed over the next five years and $2.3 billion thereafter.  At September 30, 2019, our estimated long-term purchase obligations totaled $12.7 billion after reflecting the agreements added during the first nine months of 2019 and those commitments that expired during the year.  At December 31, 2018, our estimated long-term purchase obligations totaled $10.8 billion.

Liquidity Option Agreement

We entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with Oiltanking Holding Americas, Inc. (“OTA”) and Marquard & Bahls AG (“M&B”), a German corporation and the ultimate parent company of OTA, in connection with the first step of the Oiltanking acquisition in 2014 (“Step 1”).  Under the Liquidity Option Agreement, we granted M&B the option to sell to us 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.  If the Liquidity Option is exercised during this period, we would indirectly acquire the EPD common units then owned by OTA, currently 54,807,352 units,  and assume all future income tax obligations of OTA associated with (i) owning common units encumbered by the entity-level taxes of a U.S. corporation and (ii) any associated net deferred taxes.  If we assume net deferred tax liabilities that exceed the then-current book value of the Liquidity Option liability at the exercise date, we will recognize expense for the difference.

The carrying value of the Liquidity Option Agreement, which is a component of “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheet, was $513.1 million and $390.0 million at September 30, 2019 and December 31, 2018, respectively.  The fair value of the Liquidity Option, at any measurement date, represents the present value of estimated federal and state income tax payments that we believe a market participant would incur on the future taxable income of OTA. We expect that OTA’s taxable income would, in turn, be based on an allocation of our partnership’s taxable income to the common units held by OTA and reflect certain tax planning strategies we believe could be employed.

Changes in the fair value of the Liquidity Option are recognized in earnings as a component of other income (expense) on our Unaudited Condensed Statements of Consolidated Operations. Results for the three and nine months ended September 30, 2019 include $38.7 million and $123.1 million, respectively, of non-cash expense attributable to the Liquidity Option. Expense recognized during 2019 is primarily due to a decrease in the applicable midstream industry weighted-average cost of capital, which is used as the discount factor in determining the present value of the liability, since December 31, 2018.  The remainder of the inputs to the valuation model have not materially changed since those reported under Note 17 of the 2018 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Nine Months Ended September 30,
	2019	2018
Decrease (increase) in:
Accounts receivable – trade	$(578.0)	$123.1
Accounts receivable – related parties	1.6	(0.3)
Inventories	(44.2)	(474.2)
Prepaid and other current assets	(305.3)	(124.7)
Other assets	(18.3)	(9.9)
Increase (decrease) in:
Accounts payable – trade	(55.4)	213.1
Accounts payable – related parties	31.0	47.4
Accrued product payables	666.6	356.9
Accrued interest	(158.4)	(167.5)
Other current liabilities	133.6	(261.7)
Other liabilities	(82.2)	35.9
Net effect of changes in operating accounts	$(409.0)	$(261.9)

We incurred liabilities for construction in progress that had not been paid at September 30, 2019 and December 31, 2018 of $490.5 million and $567.6 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

Acquisition of Delaware Processing

In March 2018, we acquired the remaining 50% member interest in our Delaware Basin Gas Processing LLC (“Delaware Processing”) joint venture for $150.6 million.  As a result, Delaware Processing became our wholly-owned consolidated subsidiary.  Upon acquisition of the remaining 50% member interest, our existing equity investment was remeasured to fair value resulting in the recognition of a non-cash $39.4 million gain during 2018.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$1,004.2	$235.7	$(32.1)	$1,207.8	$–	$–	$1,207.8
Accounts receivable – trade, net	1,223.0	3,039.4	(0.7)	4,261.7	–	–	4,261.7
Accounts receivable – related parties	190.8	905.5	(1,086.2)	10.1	–	(8.1)	2.0
Inventories	1,078.5	566.5	(0.3)	1,644.7	–	–	1,644.7
Derivative assets	138.1	27.9	–	166.0	–	–	166.0
Prepaid and other current assets	275.0	402.4	(46.2)	631.2	0.3	0.1	631.6
Total current assets	3,909.6	5,177.4	(1,165.5)	7,921.5	0.3	(8.0)	7,913.8
Property, plant and equipment, net	6,285.6	34,522.8	(45.1)	40,763.3	–	–	40,763.3
Investments in unconsolidated affiliates	44,827.7	4,174.0	(46,340.8)	2,660.9	25,016.0	(25,016.0)	2,660.9
Intangible assets, net	642.0	2,860.6	(13.2)	3,489.4	–	–	3,489.4
Goodwill	459.5	5,285.7	–	5,745.2	–	–	5,745.2
Other assets	373.5	290.7	(222.4)	441.8	0.9	–	442.7
Total assets	$56,497.9	$52,311.2	$(47,787.0)	$61,022.1	$25,017.2	$(25,024.0)	$61,015.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$2,300.0	$–	$–	$2,300.0	$–	$–	$2,300.0
Accounts payable – trade	297.1	792.8	(32.1)	1,057.8	–	–	1,057.8
Accounts payable – related parties	1,042.3	182.7	(1,099.5)	125.5	8.1	(8.1)	125.5
Accrued product payables	1,490.3	2,709.6	(1.1)	4,198.8	–	–	4,198.8
Accrued interest	237.1	3.2	(3.1)	237.2	–	–	237.2
Derivative liabilities	194.3	8.1	–	202.4	–	–	202.4
Other current liabilities	121.3	469.5	(43.0)	547.8	–	–	547.8
Total current liabilities	5,682.4	4,165.9	(1,178.8)	8,669.5	8.1	(8.1)	8,669.5
Long-term debt	25,624.5	14.7	–	25,639.2	–	–	25,639.2
Deferred tax liabilities	21.0	68.9	(1.2)	88.7	–	2.7	91.4
Other long-term liabilities	195.5	603.0	(221.9)	576.6	513.1	–	1,089.7
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	24,974.5	47,392.8	(47,381.8)	24,985.5	24,496.0	(24,985.5)	24,496.0
Noncontrolling interests	–	65.9	996.7	1,062.6	–	(33.1)	1,029.5
Total equity	24,974.5	47,458.7	(46,385.1)	26,048.1	24,496.0	(25,018.6)	25,525.5
Total liabilities and equity	$56,497.9	$52,311.2	$(47,787.0)	$61,022.1	$25,017.2	$(25,024.0)	$61,015.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$8,268.7	$5,238.9	$(5,543.5)	$7,964.1	$–	$–	$7,964.1
Costs and expenses:
Operating costs and expenses	7,950.9	4,166.6	(5,543.8)	6,573.7	–	–	6,573.7
General and administrative costs	9.4	45.4	0.4	55.2	0.3	–	55.5
Total costs and expenses	7,960.3	4,212.0	(5,543.4)	6,628.9	0.3	–	6,629.2
Equity in income of unconsolidated affiliates	1,131.9	167.1	(1,159.7)	139.3	1,058.2	(1,058.2)	139.3
Operating income	1,440.3	1,194.0	(1,159.8)	1,474.5	1,057.9	(1,058.2)	1,474.2
Other income (expense):
Interest expense	(383.2)	(2.6)	2.9	(382.9)	–	–	(382.9)
Other, net	8.7	1.8	(2.9)	7.6	(38.7)	–	(31.1)
Total other expense, net	(374.5)	(0.8)	–	(375.3)	(38.7)	–	(414.0)
Income before income taxes	1,065.8	1,193.2	(1,159.8)	1,099.2	1,019.2	(1,058.2)	1,060.2
Provision for income taxes	(8.5)	(6.6)	–	(15.1)	–	(0.3)	(15.4)
Net income	1,057.3	1,186.6	(1,159.8)	1,084.1	1,019.2	(1,058.5)	1,044.8
Net income attributable to noncontrolling interests	–	(1.5)	(25.4)	(26.9)	–	1.3	(25.6)
Net income attributable to entity	$1,057.3	$1,185.1	$(1,185.2)	$1,057.2	$1,019.2	$(1,057.2)	$1,019.2

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$11,395.5	$6,039.5	$(7,849.1)	$9,585.9	$–	$–	$9,585.9
Costs and expenses:
Operating costs and expenses	11,086.5	4,764.8	(7,849.4)	8,001.9	–	–	8,001.9
General and administrative costs	8.0	43.6	0.8	52.4	0.3	–	52.7
Total costs and expenses	11,094.5	4,808.4	(7,848.6)	8,054.3	0.3	–	8,054.6
Equity in income of unconsolidated affiliates	1,313.4	146.8	(1,348.2)	112.0	1,332.0	(1,332.0)	112.0
Operating income	1,614.4	1,377.9	(1,348.7)	1,643.6	1,331.7	(1,332.0)	1,643.3
Other income (expense):
Interest expense	(279.8)	(2.5)	2.8	(279.5)	–	–	(279.5)
Other, net	2.6	0.5	(2.8)	0.3	(18.5)	–	(18.2)
Total other expense, net	(277.2)	(2.0)	–	(279.2)	(18.5)	–	(297.7)
Income before income taxes	1,337.2	1,375.9	(1,348.7)	1,364.4	1,313.2	(1,332.0)	1,345.6
Provision for income taxes	(5.9)	(4.8)	–	(10.7)	–	(0.3)	(11.0)
Net income	1,331.3	1,371.1	(1,348.7)	1,353.7	1,313.2	(1,332.3)	1,334.6
Net income attributable to noncontrolling interests	–	(2.4)	(20.5)	(22.9)	–	1.5	(21.4)
Net income attributable to entity	$1,331.3	$1,368.7	$(1,369.2)	$1,330.8	$1,313.2	$(1,330.8)	$1,313.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$25,664.8	$16,618.5	$(17,499.4)	$24,783.9	$–	$–	$24,783.9
Costs and expenses:
Operating costs and expenses	24,670.6	13,216.2	(17,492.5)	20,394.3	–	–	20,394.3
General and administrative costs	22.6	133.4	2.3	158.3	1.9	–	160.2
Total costs and expenses	24,693.2	13,349.6	(17,490.2)	20,552.6	1.9	–	20,554.5
Equity in income of unconsolidated affiliates	3,606.9	496.8	(3,672.4)	431.3	3,619.4	(3,619.4)	431.3
Operating income	4,578.5	3,765.7	(3,681.6)	4,662.6	3,617.5	(3,619.4)	4,660.7
Other income (expense):
Interest expense	(950.9)	(7.8)	8.5	(950.2)	–	–	(950.2)
Other, net	16.0	4.2	(8.5)	11.7	(123.1)	–	(111.4)
Total other expense, net	(934.9)	(3.6)	–	(938.5)	(123.1)	–	(1,061.6)
Income before income taxes	3,643.6	3,762.1	(3,681.6)	3,724.1	3,494.4	(3,619.4)	3,599.1
Provision for income taxes	(18.2)	(18.3)	–	(36.5)	–	(0.9)	(37.4)
Net income	3,625.4	3,743.8	(3,681.6)	3,687.6	3,494.4	(3,620.3)	3,561.7
Net income attributable to noncontrolling interests	–	(4.9)	(66.5)	(71.4)	–	4.1	(67.3)
Net income attributable to entity	$3,625.4	$3,738.9	$(3,748.1)	$3,616.2	$3,494.4	$(3,616.2)	$3,494.4

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$31,270.1	$18,254.8	$(22,173.0)	$27,351.9	$–	$–	$27,351.9
Costs and expenses:
Operating costs and expenses	30,323.2	15,626.9	(22,173.5)	23,776.6	–	–	23,776.6
General and administrative costs	21.4	132.3	1.4	155.1	2.0	–	157.1
Total costs and expenses	30,344.6	15,759.2	(22,172.1)	23,931.7	2.0	–	23,933.7
Equity in income of unconsolidated affiliates	2,812.1	437.8	(2,899.9)	350.0	2,924.6	(2,924.6)	350.0
Operating income	3,737.6	2,933.4	(2,900.8)	3,770.2	2,922.6	(2,924.6)	3,768.2
Other income (expense):
Interest expense	(806.8)	(7.6)	8.2	(806.2)	–	–	(806.2)
Other, net	7.8	41.1	(8.2)	40.7	(34.9)	–	5.8
Total other expense, net	(799.0)	33.5	–	(765.5)	(34.9)	–	(800.4)
Income before income taxes	2,938.6	2,966.9	(2,900.8)	3,004.7	2,887.7	(2,924.6)	2,967.8
Provision for income taxes	(17.5)	(16.2)	–	(33.7)	–	(0.8)	(34.5)
Net income	2,921.1	2,950.7	(2,900.8)	2,971.0	2,887.7	(2,925.4)	2,933.3
Net income attributable to noncontrolling interests	–	(6.1)	(43.6)	(49.7)	–	4.1	(45.6)
Net income attributable to entity	$2,921.1	$2,944.6	$(2,944.4)	$2,921.3	$2,887.7	$(2,921.3)	$2,887.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,038.7	$1,176.8	$(1,159.8)	$1,055.7	$990.8	$(1,030.1)	$1,016.4
Comprehensive income attributable to noncontrolling interests	–	(1.5)	(25.4)	(26.9)	–	1.3	(25.6)
Comprehensive income attributable to entity	$1,038.7	$1,175.3	$(1,185.2)	$1,028.8	$990.8	$(1,028.8)	$990.8

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,177.1	$1,340.7	$(1,348.2)	$1,169.6	$1,129.1	$(1,148.2)	$1,150.5
Comprehensive income attributable to noncontrolling interests	–	(2.4)	(20.5)	(22.9)	–	1.5	(21.4)
Comprehensive income attributable to entity	$1,177.1	$1,338.3	$(1,368.7)	$1,146.7	$1,129.1	$(1,146.7)	$1,129.1

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$3,628.6	$3,650.6	$(3,681.6)	$3,597.6	$3,404.4	$(3,530.3)	$3,471.7
Comprehensive income attributable to noncontrolling interests	–	(4.9)	(66.5)	(71.4)	–	4.1	(67.3)
Comprehensive income attributable to entity	$3,628.6	$3,645.7	$(3,748.1)	$3,526.2	$3,404.4	$(3,526.2)	$3,404.4

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,791.2	$2,943.9	$(2,899.7)	$2,835.4	$2,752.1	$(2,789.8)	$2,797.7
Comprehensive income attributable to noncontrolling interests	–	(6.1)	(43.6)	(49.7)	–	4.1	(45.6)
Comprehensive income attributable to entity	$2,791.2	$2,937.8	$(2,943.3)	$2,785.7	$2,752.1	$(2,785.7)	$2,752.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$3,625.4	$3,743.8	$(3,681.6)	$3,687.6	$3,494.4	$(3,620.3)	$3,561.7
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	231.5	1,226.5	(1.3)	1,456.7	–	–	1,456.7
Equity in income of unconsolidated affiliates	(3,606.9)	(496.8)	3,672.4	(431.3)	(3,619.4)	3,619.4	(431.3)
Distributions received on earnings from unconsolidated affiliates	1,170.9	243.0	(982.7)	431.2	3,028.9	(3,028.9)	431.2
Net effect of changes in operating accounts and other operating activities	2,203.8	(2,549.8)	19.1	(326.9)	134.6	0.2	(192.1)
Net cash flows provided by operating activities	3,624.7	2,166.7	(974.1)	4,817.3	3,038.5	(3,029.6)	4,826.2
Investing activities:
Capital expenditures	(503.8)	(2,791.2)	(7.1)	(3,302.1)	–	–	(3,302.1)
Cash used for business combination, net of cash received	–	–	–	–	–	–	–
Proceeds from asset sales	0.9	15.9	–	16.8	–	–	16.8
Other investing activities	(1,349.5)	(28.8)	1,290.8	(87.5)	(119.3)	119.3	(87.5)
Cash used in investing activities	(1,852.4)	(2,804.1)	1,283.7	(3,372.8)	(119.3)	119.3	(3,372.8)
Financing activities:
Borrowings under debt agreements	44,629.6	–	–	44,629.6	–	–	44,629.6
Repayments of debt	(42,855.2)	(0.1)	–	(42,855.3)	–	–	(42,855.3)
Cash distributions paid to owners	(3,028.9)	(1,484.8)	1,484.8	(3,028.9)	(2,871.1)	3,028.9	(2,871.1)
Cash payments made in connection with DERs	–	–	–	–	(16.4)	–	(16.4)
Cash distributions paid to noncontrolling interests	–	(7.0)	(63.4)	(70.4)	–	0.7	(69.7)
Cash contributions from noncontrolling interests	–	–	590.8	590.8	–	–	590.8
Net cash proceeds from issuance of common units	–	–	–	–	82.2	–	82.2
Common units acquired in connection with buyback program	–	–	–	–	(81.1)	–	(81.1)
Cash contributions from owners	119.3	2,320.3	(2,320.3)	119.3	–	(119.3)	–
Other financing activities	(26.3)	(5.6)	–	(31.9)	(32.8)	–	(64.7)
Cash provided by (used in) financing activities	(1,161.5)	822.8	(308.1)	(646.8)	(2,919.2)	2,910.3	(655.7)
Net change in cash and cash equivalents, including restricted cash	610.8	185.4	1.5	797.7	–	–	797.7
Cash and cash equivalents, including restricted cash, at beginning of period	393.4	50.3	(33.6)	410.1	–	–	410.1
Cash and cash equivalents, including restricted cash, at end of period	$1,004.2	$235.7	$(32.1)	$1,207.8	$–	$–	$1,207.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,921.1	$2,950.7	$(2,900.8)	$2,971.0	$2,887.7	$(2,925.4)	$2,933.3
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	207.3	1,123.8	(0.3)	1,330.8	–	–	1,330.8
Equity in income of unconsolidated affiliates	(2,812.1)	(437.8)	2,899.9	(350.0)	(2,924.6)	2,924.6	(350.0)
Distributions received on earnings from unconsolidated affiliates	915.1	191.5	(760.9)	345.7	2,834.5	(2,834.5)	345.7
Net effect of changes in operating accounts and other operating activities	2,325.1	(2,344.0)	(35.0)	(53.9)	69.4	–	15.5
Net cash flows provided by operating activities	3,556.5	1,484.2	(797.1)	4,243.6	2,867.0	(2,835.3)	4,275.3
Investing activities:
Capital expenditures	(605.8)	(2,343.2)	–	(2,949.0)	(55.2)	–	(3,004.2)
Cash used for business combination, net of cash received	–	(150.6)	–	(150.6)	–	–	(150.6)
Proceeds from asset sales	11.4	12.7	–	24.1	–	–	24.1
Other investing activities	(1,701.1)	180.6	1,468.4	(52.1)	(438.1)	438.1	(52.1)
Cash used in investing activities	(2,295.5)	(2,300.5)	1,468.4	(3,127.6)	(493.3)	438.1	(3,182.8)
Financing activities:
Borrowings under debt agreements	67,086.3	11.5	(11.5)	67,086.3	–	–	67,086.3
Repayments of debt	(65,741.7)	(0.4)	–	(65,742.1)	–	–	(65,742.1)
Cash distributions paid to owners	(2,834.5)	(1,003.6)	1,003.6	(2,834.5)	(2,782.9)	2,834.5	(2,782.9)
Cash payments made in connection with DERs	–	–	–	–	(13.2)	–	(13.2)
Cash distributions paid to noncontrolling interests	–	(6.8)	(44.9)	(51.7)	–	0.8	(50.9)
Cash contributions from noncontrolling interests	–	–	222.0	222.0	–	–	222.0
Net cash proceeds from issuance of common units	–	–	–	–	449.4	–	449.4
Cash contributions from owners	438.1	1,876.6	(1,876.6)	438.1	–	(438.1)	–
Other financing activities	(25.3)	–	–	(25.3)	(27.0)	–	(52.3)
Cash provided by (used in) financing activities	(1,077.1)	877.3	(707.4)	(907.2)	(2,373.7)	2,397.2	(883.7)
Net change in cash and cash equivalents, including restricted cash	183.9	61.0	(36.1)	208.8	–	–	208.8
Cash and cash equivalents, including restricted cash, at beginning of period	65.2	31.5	(26.4)	70.3	–	–	70.3
Cash and cash equivalents, including restricted cash, at end of period	$249.1	$92.5	$(62.5)	$279.1	$–	$–	$279.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Nine Months Ended September 30, 2019 and 2018

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 31.9% of EPD’s limited partner common units at September 30, 2019.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2019 compared to the third quarter of 2018.  Likewise, the phrase “period-to-period” means the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

Significant Recent Developments

Enterprise to Expand Appalachia-to-Texas (“ATEX”) Pipeline

In October 2019, we announced an expansion of our ATEX ethane pipeline based on customer commitments received during a recent 30-day binding open season. The 1,192-mile ATEX pipeline transports ethane from the Marcellus/Utica Basin of Pennsylvania, West Virginia and Ohio to our NGL storage complex in Mont Belvieu, Texas.   The current capacity of ATEX is approximately 145 MBPD, which would be expanded to 190 MBPD in connection with this expansion project. The incremental capacity is expected to be achieved through improvements and modifications to existing infrastructure.  We anticipate that this expansion project will be completed in 2022.

Enterprise to Build Midland-to-ECHO 4 Pipeline; Conversion of Crude Oil Pipeline back to NGL Service

In October 2019, we announced long-term agreements that support a further expansion of our Midland-to-ECHO crude oil pipeline network. As part of such expansion, we plan to construct a fourth pipeline (the “Midland-to-ECHO 4” pipeline) that will connect our Midland terminal in Midland, Texas with our ECHO terminal in Houston, Texas utilizing both new construction and segments of our existing crude oil pipelines in South Texas.  The Midland-to-ECHO 4 pipeline is expected to have an initial transportation capacity of 450 MBPD and can be expanded up to 540 MBPD.

When placed into service, the Midland-to-ECHO 4 pipeline will allow our shippers with crude oil and condensate production in both the Permian Basin and the Eagle Ford shale to maximize the value of their contracted pipeline capacity by allowing shippers to source barrels from the Permian Basin and/or the Eagle Ford shale.  This unmatched flexibility will allow shippers and producers to dynamically match their pipeline capacity to their allocation of capital and respective production profiles between the two basins.  Their production will be delivered into our integrated storage, pipeline, distribution and marine terminal system that has access to both domestic and international markets.

The Midland-to-ECHO 4 pipeline complements our Midland-to-ECHO 1 and 2 pipelines, which entered service in the second quarter of 2018 and first quarter of 2019, respectively, as well as an expansion project we announced in July 2019 (which we refer to as the “Midland-to-ECHO 3” project).  The Midland-to-ECHO 3 and Midland-to-ECHO 4 projects are expected to begin service during the third quarter of 2020 and first half of 2021, respectively.  Similar to the Midland-to-ECHO 4 project, the Midland-to-ECHO 3 pipeline is expected to add an incremental 450 MBPD of transportation capacity.  Together, these four projects (Midland-to-ECHO 1, 2, 3 and 4) comprise our Midland-to-ECHO crude oil pipeline network, which supports crude oil production growth from the Permian Basin (and Eagle Ford shale, as applicable) by providing producers and other shippers with transportation solutions that are both cost-efficient and operationally flexible.  The Midland-to-ECHO network is expected to include 6 MMBbls of storage at our Midland terminal and access to more than 45 MMBbls of storage and approximately 4 MMBPD of export capacity at partnership assets along the Texas Gulf Coast.  The network connects to every refinery in the Houston, Texas City and Beaumont/Port Arthur area, representing approximately 4.5 MMBPD of refining capacity.

In January 2019, we converted the Midland-to-Sealy segment of one of our two Seminole NGL pipelines from NGL service to crude oil service, thus creating the major segment of the Midland-to-ECHO 2 pipeline.  In April 2019, our Midland-to-ECHO 2 pipeline, which provides us with approximately 200 MBPD of incremental crude oil transportation capacity, was placed into full service after being in limited service since February 2019.  Following the in-service date of the Midland-to-ECHO 4 pipeline, we plan to convert the Midland-to-Sealy segment of the Midland-to-ECHO 2 pipeline back to NGL service (as part of our Seminole NGL Pipeline) based upon our expectation that NGL production from the Permian Basin will increase by over 50 percent by 2025.  The reconversion project is expected to take less than sixty days and be completed during the second half of 2021. We will retain the flexibility to convert the Midland-to-Sealy segment back into crude oil service should market conditions support the need for additional crude oil transportation capacity in the future.

Enterprise to Build Second Propane Dehydrogenation (“PDH”) Plant

In September 2019, we announced the execution of long-term contracts with affiliates of LyondellBasell Industries N.V. (“LyondellBasell”) that support construction of our second propane dehydrogenation plant (referred to as “PDH 2”).  The new plant is expected to have the capacity to consume up to 35 MBPD of propane and produce up to 1.65 billion pounds per year of polymer grade propylene (“PGP”).  PDH 2 will be located at our complex in the Mont Belvieu, Texas area.  PDH 2 is scheduled to begin service in the first half of 2023.

The anchor contracts with LyondellBasell provide for us to process LyondellBasell-provided propane into PGP for a fixed fee.  This fee-based model leverages our integrated value chain by providing sourcing and storage from our NGL storage facilities in Mont Belvieu, and delivers PGP into our storage hub and network of PGP pipeline infrastructure.  Our network of PGP assets includes more than 300 miles of delivery pipelines, 5 MMBbls of storage capacity, and an export facility at our Enterprise Hydrocarbons Terminal (“EHT”) located on the Houston Ship Channel.  We are currently expanding our PGP refrigeration facilities at EHT, which will enable us to load more than 5,000 barrels per hour of PGP, as well as co-load PGP and LPG on very large gas carriers.

Our Mont Belvieu NGL fractionation and storage system supporting PDH 2 currently has 760 MBPD of NGL fractionation capacity, with another 300 MBPD under construction.  In addition, our Mont Belvieu complex has more than 100 million barrels of NGL and petrochemical storage, which provides our customers with unparalleled reliability and flexibility.  The integration of our PDH 1 and PDH 2 plants with our legacy propylene fractionation facilities provides us with significant operational flexibility, and a combined PGP supply of more than nine billion pounds per year.

Enterprise to Expand and Extend Acadian Gas System

In September 2019, we announced plans to expand and extend our Acadian Gas System in order to deliver growing natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) market in South Louisiana. The Haynesville region currently produces approximately 11 Bcf/d of natural gas, which is expected to grow to approximately 14 Bcf/d by 2025.

The expansion project will include construction of an approximately 80-mile natural gas pipeline (the “Gillis Lateral”) extending from near Cheneyville, Louisiana to third-party pipeline interconnects near Gillis, Louisiana, including multiple pipelines serving regional LNG export facilities.  The LNG market in South Louisiana and Southeast Texas includes facilities, including those under construction, featuring an aggregate 15 Bcf/d of export capacity. The Gillis Lateral will have a transportation capacity of approximately 1 Bcf/d.  In addition to construction of the Gillis Lateral, we plan to increase the transportation capacity of the Haynesville Extension from 1.8 Bcf/d to 2.1 Bcf/d by adding horsepower at our compressor station in Mansfield, Louisiana.

The Mansfield project and construction of the Gillis Lateral are supported by long-term customer contracts and are expected to begin service in mid-2021. Once the expansion project is completed, we expect that our Acadian Gas System will be able to deliver up to 2.1 Bcf/d of Haynesville production into the LNG market, South Louisiana industrial complex and other pipeline interconnects that serve attractive southeastern U.S. markets.

Enterprise Announces Final Investment Decision Regarding Sea Port Oil Terminal

In July 2019, we announced long-term agreements with Chevron U.S.A Inc. (“Chevron”) that support the development of our Sea Port Oil Terminal (“SPOT”) in the Gulf of Mexico.  Construction of SPOT remains subject to obtaining the required approvals and licenses from the federal Maritime Administration, which is currently reviewing our SPOT application.  The long-term agreements with Chevron support our final investment decision in SPOT, subject to receiving the requisite governmental permits.

The SPOT project consists of onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Brazoria County, Texas coast in approximately 115 feet of water.  SPOT is designed to load Very Large Crude Carriers (“VLCCs”) at rates of approximately 85,000 barrels per hour. We believe that SPOT’s design meets or exceeds federal requirements for such facilities and, unlike existing and other proposed offshore terminals, is designed with a vapor control system to minimize emissions.  SPOT would provide customers with an integrated export solution that leverages our extensive supply, storage and distribution network along the Gulf Coast, with access to approximately 6 MMBbls of crude oil supply and more than 300 MMBbls of storage.

We expect that U.S. crude oil exports will increase from approximately 3 MMBPD currently to more than 8 MMBPD by 2025, as production from domestic shale basins continues to increase.  SPOT would initially provide up to 2 MMBPD of this capacity and be essential to balancing the market and meeting global demand for U.S. crude oil production.

Altus Acquires 33% Equity Interest in Shin Oak NGL Pipeline from Enterprise

In May 2018, in conjunction with a long-term NGL supply agreement, we granted Apache Midstream LLC (“Apache”) an option to acquire up to a 33% equity interest in our consolidated subsidiary that owns the Shin Oak NGL Pipeline (“Shin Oak”).  In November 2018, Apache contributed this option to Altus Midstream Processing LP (“Altus”), which is a consolidated subsidiary of Apache.  In July 2019, Altus exercised the option and acquired a 33% equity interest (effective July 31, 2019).  As a result, we received a $440.7 million cash payment from Altus, which is included in contributions from noncontrolling interests as presented on our Unaudited Condensed Statements of Consolidated Cash Flows for the nine months ended September 30, 2019.

Shin Oak is a 658-mile pipeline that transports NGLs from the Permian Basin to our Mont Belvieu NGL fractionation and storage complex.  In February 2019, the 24-inch diameter mainline segment of Shin Oak from Orla, Texas to Mont Belvieu was placed into limited commercial service with an initial transportation capacity of 250 MBPD.  In June 2019, an additional pipeline segment, the 20-inch diameter Waha lateral, was placed into service. Shin Oak’s transportation capacity by the end of the third quarter of 2019 was 350 MBPD. When fully complete in the fourth quarter of 2019, Shin Oak is expected to have up to 550 MBPD of transportation capacity.
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

Expansion Projects at EHT

We estimate that exports of U.S. crude oil will increase from 3 MMBPD to 8 MMBPD and that LPG exports will double from 1.4 MMBPD to 2.8 MMBPD by 2025. Much of this growth is being driven by increasing production from the Permian Basin.  In response to these trends, we announced in July 2019 three new expansion projects at EHT, located on the Houston Ship Channel, that will increase our capacity to load LPG, PGP and crude oil at the terminal.

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

Our current nameplate loading capacity for LPG at EHT is approximately 835 MBPD, with 175 MBPD of this loading capacity placed into service during the third quarter of 2019. The expansion project announced in July 2019 is expected to increase our LPG loading capacity at EHT by an additional 260 MBPD and be placed into service during the fourth quarter of 2020.  When this latest expansion project is completed, EHT will have a nameplate LPG loading capacity of approximately 1.1 MMBPD, or 33 MMBbls per month.

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

The Baymark pipeline will feature access to a high-capacity ethylene storage well that is under development at our Mont Belvieu complex, along with connectivity to our ethylene export terminal currently under construction at Morgan’s Point. The storage well is expected to be completed in the fourth quarter of 2019 and have a capacity of 600 million pounds of ethylene. Our ethylene export terminal at Morgan’s Point will have the capacity to export approximately 2.2 billion pounds of ethylene per year and is expected to begin service in the fourth quarter of 2019.

Enterprise Announces $2 Billion Unit Buyback Program

In January 2019, we announced that the Board of Enterprise GP had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides EPD with an additional method to return capital to investors. The 2019 Buyback Program authorizes EPD to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) EPD’s unit price and implied cash flow yield and (iv) maintaining targeted financial leverage with a debt-to-normalized adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of approximately 3.5 times.  No time limit has been set for completion of the program, and it may be suspended or discontinued at any time.

EPD repurchased 2,909,128 common units under the 2019 Buyback Program through open market purchases during the nine months ended September 30, 2019 (no repurchases were made during the third quarter of 2019).  The total purchase price of these repurchases was $81.1 million, excluding commissions and fees. The repurchased units were cancelled immediately upon acquisition.  At September 30, 2019, the remaining available capacity under the 2019 Buyback Program was $1.92 billion.

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

On October 9, 2019, we announced that the Board declared a cash distribution of $0.4425 per common unit with respect to the third quarter of 2019.  This distribution will be paid on November 12, 2019 to unitholders of record as of the close of business on October 31, 2019.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2018 by quarter:
1st Quarter	$3.01	$0.25	$0.85	$0.96	$1.00	$1.41	$0.53	$0.33	$0.40
2nd Quarter	$2.80	$0.29	$0.87	$1.00	$1.20	$1.53	$0.52	$0.37	$0.47
3rd Quarter	$2.91	$0.43	$0.99	$1.21	$1.25	$1.54	$0.60	$0.45	$0.58
4th Quarter	$3.65	$0.35	$0.79	$0.91	$0.94	$1.22	$0.51	$0.35	$0.34
2018 Averages	$3.09	$0.33	$0.88	$1.02	$1.10	$1.43	$0.54	$0.38	$0.45

2019 by quarter:
1st Quarter	$3.15	$0.30	$0.67	$0.82	$0.85	$1.16	$0.38	$0.24	$0.31
2nd Quarter	$2.64	$0.21	$0.55	$0.63	$0.65	$1.21	$0.37	$0.24	$0.25
3rd Quarter	$2.23	$0.17	$0.44	$0.51	$0.66	$1.06	$0.38	$0.23	$0.21
2019 Averages	$2.67	$0.23	$0.55	$0.65	$0.72	$1.14	$0.38	$0.24	$0.26

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of McGraw Hill Financial, Inc.
(2)	NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service.
(3)
Polymer grade propylene prices represent average contract pricing for such product as reported by IHS Chemical, a division of IHS Inc. (“IHS Chemical”).  Refinery grade propylene prices represent weighted-average spot prices for such product as reported by IHS Chemical.

(4)
The “Indicative Gas Processing Gross Spread” represents a generic estimate of the gross economic benefit from extracting NGLs from natural gas production based on certain pricing assumptions.  Specifically, it is the amount by which the assumed economic value of a composite gallon of NGLs at Mont Belvieu, Texas exceeds the value of the equivalent amount of energy in natural gas at Henry Hub, Louisiana (as presented in the table above). The indicative spread does not consider the operating costs incurred by a natural gas processing plant to extract the NGLs nor the transportation and fractionation costs to deliver the NGLs to market.   In addition, the actual gas processing spread earned at each plant is determined by regional pricing and extraction dynamics.   As presented in the table above, the indicative spread assumes that a gallon of NGLs is comprised of 47% ethane, 28% propane, 9% normal butane, 6% isobutane and 10% natural gasoline.  The value of an equivalent amount of energy in natural gas to one gallon of NGLs is assumed to be 8.4% of the price of a MMBtu of natural gas at Henry Hub.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2018 by quarter:
1st Quarter	$62.87	$62.51	$65.47	$65.79
2nd Quarter	$67.88	$59.93	$72.38	$72.97
3rd Quarter	$69.50	$55.28	$73.67	$74.28
4th Quarter	$58.81	$53.64	$66.34	$66.20
2018 Averages	$64.77	$57.84	$69.47	$69.81

2019 by quarter:
1st Quarter	$54.90	$53.70	$61.19	$62.35
2nd Quarter	$59.81	$57.62	$66.47	$67.07
3rd Quarter	$56.45	$56.12	$59.75	$60.64
2019 Averages	$57.05	$55.81	$62.47	$63.35

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices, which fluctuate for a variety of reasons including supply and demand imbalances and geopolitical tensions.  The weighted-average indicative market price for NGLs was $0.39 per gallon in the third quarter of 2019 versus $0.82 per gallon during the third quarter of 2018.  Likewise, the weighted-average indicative market price for NGLs was $0.48 per gallon during the nine months ended September 30, 2019 compared to $0.72 per gallon during the same period in 2018.

A decrease in our consolidated marketing revenues due to lower energy commodity sales prices may not result in a decrease  in gross operating margin or cash available for distribution, since our consolidated cost of sales amounts would also decrease due to comparable decreases in the purchase prices of the underlying energy commodities.  The same type of correlation would be true in the case of higher energy commodity sales prices and purchase costs.

We attempt to mitigate commodity price exposure through our hedging activities and the use of fee-based arrangements.  See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our commodity hedging activities.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$7,964.1	$9,585.9	$24,783.9	$27,351.9
Costs and expenses:
Operating costs and expenses:
Cost of sales	5,276.5	6,838.9	16,721.5	20,371.2
Other operating costs and expenses	790.8	735.7	2,243.4	2,143.1
Depreciation, amortization and accretion expenses	467.1	429.4	1,380.8	1,249.0
Net gains attributable to asset sales	(0.1)	(6.7)	(2.6)	(8.1)
Asset impairment and related charges	39.4	4.6	51.2	21.4
Total operating costs and expenses	6,573.7	8,001.9	20,394.3	23,776.6
General and administrative costs	55.5	52.7	160.2	157.1
Total costs and expenses	6,629.2	8,054.6	20,554.5	23,933.7
Equity in income of unconsolidated affiliates	139.3	112.0	431.3	350.0
Operating income	1,474.2	1,643.3	4,660.7	3,768.2
Interest expense	(382.9)	(279.5)	(950.2)	(806.2)
Change in fair market value of Liquidity Option Agreement	(38.7)	(18.5)	(123.1)	(34.9)
Gain on step acquisition of unconsolidated affiliate	–	–	–	39.4
Other, net	7.6	0.3	11.7	1.3
Provision for income taxes	(15.4)	(11.0)	(37.4)	(34.5)
Net income	1,044.8	1,334.6	3,561.7	2,933.3
Net income attributable to noncontrolling interests	(25.6)	(21.4)	(67.3)	(45.6)
Net income attributable to limited partners	$1,019.2	$1,313.2	$3,494.4	$2,887.7

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
NGL Pipelines & Services:
Sales of NGLs and related products	$2,624.9	$3,898.2	$7,955.5	$9,324.5
Midstream services	627.2	724.7	1,895.7	1,985.4
Total	3,252.1	4,622.9	9,851.2	11,309.9
Crude Oil Pipelines & Services:
Sales of crude oil	2,130.0	2,209.0	6,990.1	8,082.9
Midstream services	348.3	285.9	962.1	764.1
Total	2,478.3	2,494.9	7,952.2	8,847.0
Natural Gas Pipelines & Services:
Sales of natural gas	440.0	589.0	1,627.1	1,681.5
Midstream services	275.5	261.2	835.2	766.3
Total	715.5	850.2	2,462.3	2,447.8
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,299.0	1,408.9	3,867.3	4,111.6
Midstream services	219.2	209.0	650.9	635.6
Total	1,518.2	1,617.9	4,518.2	4,747.2
Total consolidated revenues	$7,964.1	$9,585.9	$24,783.9	$27,351.9

Third Quarter of 2019 Compared to Third Quarter of 2018.  Total revenues for the third quarter of 2019 decreased $1.62 billion when compared to the third quarter of 2018 primarily due to a net $1.61 billion decrease in marketing revenues. Revenues from the marketing of NGLs, petrochemicals and refined products decreased a combined net $1.38 billion quarter-to-quarter primarily due to lower sales prices, which accounted for a $2.04 billion decrease, partially offset by the effects of higher sales volumes, which resulted in a $657.3 million increase.  Revenues from the marketing of natural gas decreased $149.0 million quarter-to-quarter primarily due to lower sales prices.  Revenues from the marketing of crude oil decreased a net $79.0 million quarter-to-quarter primarily due to lower sales prices, which accounted for a $429.9 million decrease, partially offset by higher sales volumes, which resulted in a $350.9 million increase.

Revenues from midstream services for the third quarter of 2019 decreased $10.6 million when compared to the third quarter of 2018.  Revenues from our natural gas processing plants decreased $125.5 million quarter-to-quarter primarily due to lower market values for the equity NGLs we receive as non-cash consideration for providing processing services to certain customers, which accounted for a $151.1 million decrease, partially offset by contributions from our recently completed Orla facility, which accounted for a $22.7 million increase.  We recognize revenues related to the equity NGLs we receive under commodity-based contracts (once the processing service has been performed and we are entitled to such volumes) at market value.

Midstream service revenues from our pipeline assets increased $48.5 million quarter-to-quarter primarily due to contributions from our Midland-to-ECHO 2 pipeline, which commenced operations in February 2019.  Revenues from our terminal assets increased $39.5 million quarter-to-quarter primarily due to an increase in loading volumes at EHT.

Lastly, revenues from our Mont Belvieu storage complex increased a combined $27.7 million quarter-to-quarter primarily due to higher storage, throughput and other fees.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Total revenues for the nine months ended September 30, 2019 decreased $2.57 billion when compared to the nine months ended September 30, 2018 primarily due to a $2.76 billion decrease in marketing revenues.  Revenues from the marketing of NGLs, petrochemicals and refined products decreased a combined net $1.61 billion period-to-period primarily due to lower sales prices, which accounted for a $3.15 billion decrease, partially offset by higher sales volumes, which resulted in a $1.54 billion increase.  Revenues from the marketing of crude oil decreased $1.09 billion period-to-period primarily due to lower sales volumes, which accounted for a $906.0 million decrease, and lower sales prices, which resulted in an additional $186.8 million decrease.

Revenues from midstream services for the nine months ended September 30, 2019 increased $192.5 million when compared to the nine months ended September 30, 2018.  Revenues from our pipeline assets increased $234.9 million period-to-period primarily due to strong demand for transportation services in Texas. Our Midland-to-ECHO 1 and 2 pipelines accounted for a combined $160.2 million of this increase.  Revenues from our Mont Belvieu storage complex increased a combined $76.2 million period-to-period primarily due to higher storage, throughput and other fees. In addition, revenues from our terminal assets increased $56.6 million period-to-period primarily due to an increase in loading volumes at EHT. These increases were partially offset by lower revenues from our natural gas processing plants of $188.3 million period-to-period primarily due to lower market values for the equity NGLs we receive as non-cash consideration, which accounted for a $275.3 million decrease, partially offset by contributions from our recently completed Orla facility, which accounted for a $131.8 million increase.

Operating costs and expenses

Third Quarter of 2019 Compared to Third Quarter of 2018.  Total operating costs and expenses for the third quarter of 2019 decreased $1.43 billion when compared to the third quarter of 2018 primarily due to lower cost of sales. The cost of sales associated with our marketing of NGLs, petrochemicals and refined products decreased a combined $1.47 billion quarter-to-quarter primarily due to lower purchase prices, which accounted for a $2.06 billion decrease, partially offset by higher sales volumes, which accounted for a $590.4 million increase. Other operating costs and expenses increased a net $55.1 million quarter-to-quarter primarily due to higher maintenance, power, chemical and employee compensation costs, which accounted for a combined $50.9 million increase.

Depreciation, amortization and accretion expense increased $37.7 million quarter-to-quarter primarily due to assets placed into service since the third quarter of 2018 (e.g., the Shin Oak and Midland-to-ECHO 2 pipelines). Non-cash asset impairment charges increased $34.8 million quarter-to-quarter primarily due to the planned shutdown of certain natural gas processing plant and pipeline assets in South Texas and South Louisiana.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Total operating costs and expenses for the nine months ended September 30, 2019 decreased $3.38 billion when compared to the nine months ended September 30, 2018 primarily due to lower cost of sales. The cost of sales associated with our marketing of NGLs, petrochemicals and refined products decreased a combined net $1.77 billion period-to-period primarily due to lower purchase prices, which accounted for a $3.25 billion decrease, partially offset by higher sales volumes, which accounted for a $1.48 billion increase.  The cost of sales associated with our marketing of crude oil decreased $1.69 billion period-to-period primarily due to lower purchase prices, which accounted for a $947.3 million decrease, and lower sales volumes, which accounted for an additional $744.7 million decrease.

Other operating costs and expenses for the nine months ended September 30, 2019 increased a net $100.3 million period-to-period primarily due to higher maintenance and chemical expenses, ad valorem taxes, and employee compensation costs, which accounted for a combined $124.0 million increase. These costs were partially offset by $33.9 million of expense recognized in the nine months ended September 30, 2018 in connection with our earnings allocation arrangement with an affiliate of Western Midstream Partners, LP (“Western”) involving the Midland-to-ECHO 1 pipeline.

Depreciation, amortization and accretion expense increased $131.8 million period-to-period primarily due to assets placed into full or limited service since the third quarter of 2018.  Non-cash asset impairment charges increased $29.8 million period-to-period primarily due to the planned shutdown of certain natural gas processing assets in Texas and Louisiana (as noted previously).

General and administrative costs

General and administrative costs for the three and nine months ended September 30, 2019 increased $2.8 million and $3.1 million, respectively, when compared to the same periods in 2018 primarily due to higher employee-related costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and nine months ended September 30, 2019 increased $27.3 million and $81.3 million, respectively, when compared to the same periods in 2018 primarily due to increases in earnings from our investments in crude oil pipelines.

Operating income

Operating income for the three and nine months ended September 30, 2019 decreased $169.1 million and increased $892.5 million, respectively, when compared to the same periods in 2018 due to the previously described quarter-to-quarter and period-to-period changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest charged on debt principal outstanding	$319.3	$296.5	$934.2	$886.3
Impact of interest rate hedging program, including related amortization (1)	90.3	(1.7)	97.9	(0.5)
Interest costs capitalized in connection with construction projects (2)	(33.9)	(28.1)	(102.9)	(113.4)
Other (3)	7.2	12.8	21.0	33.8
Total	$382.9	$279.5	$950.2	$806.2

(1)
Amount presented for the three and nine months ended September 30, 2019 includes $13.3 million and $23.1 million, respectively, of swaption premium income. Amount presented for the three and nine months ended September 30, 2018 includes $10.4 million and $29.4 million, respectively, of swaption premium income.  See discussion below for information regarding an unrealized $94.9 million loss related to forward-starting interest rate swaps recorded.

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

(3)
Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization of debt issuance costs.  Amount presented for the three and nine months ended September 30, 2018 includes $6.4 million and $14.2 million, respectively, of debt issuance costs that were written off in 2018 in connection with the redemption of junior subordinated notes.

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $22.8 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the third quarter of 2019, which accounted for a $24.1 million increase, partially offset by the effect of lower overall interest rates during the third quarter of 2019, which accounted for a $1.3 million decrease.  Our weighted-average debt principal balance for the third quarter of 2019 was $27.93 billion compared to $26.08 billion for the third quarter of 2018.  For the nine months ended September 30, 2019, interest charged on debt principal outstanding increased a net $47.9 million period-to-period primarily due to increased debt principal amounts outstanding during the nine months ended September 30, 2019, which accounted for a $53.8 million increase, partially offset by the effect of lower overall interest rates during the nine months ended September 30, 2019, which accounted for a $5.9 million decrease.  Our weighted-average debt principal balance for the nine months ended September 30, 2019 was $27.29 billion compared to $25.76 billion for the nine months ended September 30, 2018.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital investments.

In July 2019, we sold options to be put into forward-starting swaps (referred to as “swaptions”) if the market rate of interest fell below the strike rate of the option upon expiration of the derivative instrument.  The premium we realized upon sale of the swaptions is reflected as a $13.3 million reduction in interest expense for the three and nine months ended September 30, 2019, respectively.

Due to declining interest rates, the counterparties to the swaptions sold in July 2019 exercised their right to put us into ten forward-starting swaps on September 30, 2019 having an aggregate notional value of $1.0 billion. Forward-starting swaps hedge the risk of an increase in underlying benchmark interest rates during the period of time between the inception date of the swap agreement and the future date of debt issuance. Under the terms of the forward-starting swaps, we will pay to the counterparties (at the expected settlement dates of the instruments) amounts based on a 30-year fixed interest rate applied to the notional amount and receive from the counterparties an amount equal to a 30-year variable interest rate on the same notional amount.  On September 30, 2019, the weighted-average fixed interest rate of the ten forward-starting swaps was 2.12%, which was 0.41% higher than the then applicable variable interest rate.  As a result, we incurred an unrealized, mark-to-market loss at inception totaling $94.9 million that is reflected as an increase in interest expense for the three and nine months ended September 30, 2019.  Prospectively, we will account for the forward-starting swaps as cash flow hedges, with any subsequent gains or losses on these derivative instruments reflected as a component of other comprehensive income and be amortized to earnings (through interest expense) over the 30-year period of the associated future debt issuance.

Although we incurred a loss upon the exercise of these derivative instruments, we believe that the fixed interest rates that we will pay in connection with these forward-starting swaps are very favorable when compared to historical 30-year rates.   Settlement of amounts accrued under the ten forward-starting swaps, including any gains or losses incurred from changes in interest rates between now and the contractual settlement dates, will occur at their respective expiration dates in September 2020 and April 2021.

Change in fair value of Liquidity Option Agreement

We recognize non-cash expense associated with accretion and changes in management estimates that affect our valuation of the Liquidity Option Agreement. For the three and nine months ended September 30, 2019, expense attributable to increases in the fair value of the Liquidity Option Agreement increased $20.2 million and $88.2 million, respectively, when compared to the same periods in 2018.   Expense recognized during the three and nine months ending September 30, 2019 is primarily due to decreases in the applicable midstream industry weighted-average cost of capital, which is used as a discount factor in determining the present value of the liability, since June 30, 2019 and December 31, 2018, respectively.  For additional information regarding the Liquidity Option Agreement, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gain on step acquisition of unconsolidated affiliate

Upon our acquisition of the remaining 50% member interest in Delaware Basin Gas Processing LLC (“Delaware Processing”) in March 2018, our existing equity investment in Delaware Processing was remeasured to fair value resulting in the recognition of a non-cash gain of $39.4 million for the nine months ended September 30, 2018.

Income taxes

Provision for income taxes primarily reflects our state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).  Our provision for income taxes for the three and nine months ended September 30, 2019 increased $4.4 million and $2.9 million, respectively, when compared to the same periods in 2018.  Our partnership is not subject to U.S. federal income tax; however, our partners are individually responsible for paying federal income tax on their share of our taxable income.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Gross operating margin by segment:
NGL Pipelines & Services	$1,008.3	$1,063.1	$2,933.8	$2,861.7
Crude Oil Pipelines & Services	496.2	594.2	1,671.7	867.0
Natural Gas Pipelines & Services	258.5	216.9	824.6	628.2
Petrochemical & Refined Products Services	288.4	249.4	835.9	803.1
Total segment gross operating margin (1)	2,051.4	2,123.6	6,266.0	5,160.0
Net adjustment for shipper make-up rights	(15.3)	(0.3)	(15.7)	27.6
Total gross operating margin (non-GAAP)	$2,036.1	$2,123.3	$6,250.3	$5,187.6
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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (GAAP)	$1,474.2	$1,643.3	$4,660.7	$3,768.2
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	467.1	429.4	1,380.8	1,249.0
Asset impairment and related charges in operating costs and expenses	39.4	4.6	51.2	21.4
Net gains attributable to asset sales in operating costs and expenses	(0.1)	(6.7)	(2.6)	(8.1)
General and administrative costs	55.5	52.7	160.2	157.1
Total gross operating margin (non-GAAP)	$2,036.1	$2,123.3	$6,250.3	$5,187.6

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$288.0	$396.8	$829.3	$955.0
NGL pipelines, storage and terminals	593.4	513.5	1,739.4	1,488.2
NGL fractionation	126.9	152.8	365.1	418.5
Total	$1,008.3	$1,063.1	$2,933.8	$2,861.7

Selected volumetric data:
Equity NGL production (MBPD) (1)	111	139	138	156
Fee-based natural gas processing (MMcf/d) (2)	5,291	5,080	5,275	4,751
NGL pipeline transportation volumes (MBPD)	3,557	3,487	3,532	3,396
NGL marine terminal volumes (MBPD)	602	606	590	592
NGL fractionation volumes (MBPD)	1,003	989	990	942

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our gas plants.

Natural gas processing and related NGL marketing activities
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2019 decreased $108.8 million when compared to the third quarter of 2018.  Gross operating margin from our Rockies natural gas processing plants (including Meeker, Pioneer and Chaco) decreased a combined $50.4 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $43.0 million decrease, and higher maintenance and other operating costs, which accounted for an additional $5.9 million decrease.  On a combined basis, fee-based natural gas processing volumes at these plants increased 47 MMcf/d and equity NGL production volumes decreased 16 MBPD quarter-to-quarter.

Gross operating margin from our NGL marketing activities decreased a net $27.4 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $91.0 million decrease, partially offset by higher sales volumes, which accounted for a $63.1 million increase.  Results from marketing strategies that optimize our transportation and plant assets decreased $44.8 million quarter-to-quarter, partially offset by a $21.8 million increase in earnings related to the optimization of our storage and export assets.  In addition, results from NGL marketing decreased $4.4 million quarter-to-quarter due to non-cash, mark-to-market activity.

Gross operating margin from our Louisiana and Mississippi natural gas processing plants decreased $16.0 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities).  Net to our interest, fee-based natural gas processing volumes and equity NGL production volumes for these plants decreased 124 MMcf/d and 12 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing plants decreased $11.9 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $4.7 million decrease, and lower deficiency fees, which accounted for an additional $4.4 million decrease.  Fee-based natural gas processing volumes and equity NGL production at our South Texas plants decreased 45 MMcf/d and increased 1 MBPD, respectively, quarter-to-quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2019 decreased $125.7 million when compared to the nine months ended September 30, 2018.  Gross operating margin from our Rockies natural gas processing plants decreased a combined $111.2 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for an $80.7 million decrease, lower processing and other fees, which accounted for a $20.0 million decrease, and lower equity NGL sales volumes, which accounted for an additional $9.9 million decrease.  On a combined basis, fee-based natural gas processing volumes at these plants increased 95 MMcf/d and equity NGL production volumes decreased 16 MBPD period-to-period.

Gross operating margin from our NGL marketing activities decreased a net $21.2 million period-to-period primarily due to lower average sales margins, which accounted for a $127.0 million decrease, partially offset by higher sales volumes, which accounted for a $104.6 million increase.  Results from marketing strategies that optimize our plant, storage and export assets decreased a combined $17.9 million period-to-period, partially offset by higher earnings from the optimization of our transportation assets, which accounted for a $4.9 million increase.  In addition, results from NGL marketing decreased $8.1 million period-to-period due to non-cash, mark-to-market activity.

Gross operating margin from our Louisiana and Mississippi natural gas processing plants decreased a net $16.4 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $26.5 million decrease, partially offset by higher fee-based natural gas processing volumes, which accounted for an $8.0 million increase.  Net to our interest, fee-based natural gas processing volumes and equity NGL production volumes increased 239 MMcf/d and 7 MBPD, respectively, period-to-period.

Gross operating margin from our Permian Basin natural gas processing plants increased $21.6 million period-to-period primarily due to higher fee-based natural gas processing volumes, which accounted for a $46.3 million increase, partially offset by lower average processing fees, which accounted for a $17.5 million decrease.  Fee-based processing volumes at our Permian Basin natural gas processing plants increased 361 MMcf/d period-to-period primarily due to the start-up of our Orla natural gas processing facility.  The first, second and third processing trains at this facility commenced operations in May 2018, October 2018 and July 2019, respectively.

NGL pipelines, storage and terminals
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from our NGL pipelines, storage and terminal assets during the third quarter of 2019 increased $79.9 million when compared to the third quarter of 2018. The Shin Oak pipeline generated $37.7 million of gross operating margin for the third quarter of 2019 on direct tariff movements of 113 MBPD (net to our interest) and 152 MBPD of offload volumes from affiliate pipelines.  Gross operating margin from our underground storage facilities at the Mont Belvieu hub increased $25.8 million quarter-to-quarter primarily due to higher throughput and handling fees, which accounted for a $19.4 million increase, and higher storage fees, which accounted for an additional $5.9 million increase.

Gross operating margin from our Aegis Pipeline increased $15.8 million quarter-to-quarter primarily due to higher transportation volumes of 143 MBPD.  Gross operating margin from our Dixie Pipeline and related terminals increased a combined $7.9 million quarter-to-quarter primarily due to higher transportation volumes of 40 MBPD resulting from a capacity expansion project.  Gross operating margin from EHT increased $5.2 million quarter-to-quarter primarily due to higher export volumes, which increased 21 MBPD.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from our NGL pipelines, storage and terminal assets during the nine months ended September 30, 2019 increased $251.2 million when compared to the nine months ended September 30, 2018.  Gross operating margin from our Mont Belvieu storage facility increased $92.0 million period-to-period primarily due to higher throughput and handling fees, which accounted for a $67.7 million increase, and higher storage fees, which accounted for an additional $22.2 million increase.  The Shin Oak pipeline contributed $80.8 million of gross operating margin in the 2019 period on year-to-date transportation volumes of 111 MBPD of direct tariff movements (net to our interest) and 145 MBPD of offload volumes from affiliate pipelines.

Gross operating margin from our Dixie Pipeline and related terminals increased a combined $22.8 million period-to-period primarily due to lower maintenance and other operating costs, which accounted for an $11.6 million increase, and higher transportation volumes of 25 MBPD, which accounted for an additional $8.8 million increase.  Gross operating margin from our Aegis Pipeline increased $20.8 million period-to-period primarily due to higher transportation volumes of 50 MBPD.  Gross operating margin from our South Louisiana NGL Pipeline System increased $12.6 million period-to-period primarily due to a 62 MBPD increase in transportation volumes.

Gross operating margin from LPG activities at EHT increased $11.1 million period-to-period primarily due to higher export volumes of 12 MBPD, which accounted for a $4.6 million increase, and higher average loading fees, which accounted for an additional $3.9 million increase.

NGL fractionation
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from NGL fractionation for the third quarter of 2019 decreased $25.9 million when compared to the third quarter of 2018.  Gross operating margin from our Mont Belvieu NGL fractionation complex decreased $19.1 million quarter-to-quarter primarily due to lower product blending revenues, which accounted for a $15.8 million decrease, and higher utility and other operating costs, which accounted for an additional $2.7 million decrease.  Fractionation volumes increased 13 MBPD (net to our interest) quarter-to-quarter.  Gross operating margin from our South Texas NGL fractionators decreased $4.1 million quarter-to-quarter primarily due to major maintenance activities completed at our Shoup fractionator during the third quarter of 2019.  NGL fractionation volumes at our South Texas NGL fractionators decreased 5 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from NGL fractionation for the nine months ended September 30, 2019 decreased $53.4 million when compared to the nine months ended September 30, 2018.  Gross operating margin at our Hobbs NGL fractionator decreased $26.0 million period-to-period primarily due to the costs of major maintenance activities completed in February 2019, which accounted for a $12.8 million decrease, lower product blending revenues, which accounted for a $7.6 million decrease, and lower fractionation volumes, which accounted for an additional $5.6 million decrease.  NGL fractionation volumes at Hobbs decreased 11 MBPD period-to-period.

Gross operating margin from our Mont Belvieu NGL fractionation complex decreased $12.0 million period-to-period primarily due to lower product blending revenues, which accounted for a $33.2 million decrease, and higher operating costs, which accounted for an additional $17.4 million decrease, partially offset by higher fractionation volumes, which accounted for a $43.5 million increase.  Fractionation volumes increased 29 MBPD (net to our interest) period-to-period primarily due to the start-up of our ninth NGL fractionator in May 2018.

Gross operating margin at our South Texas NGL fractionators decreased $8.9 million period-to-period primarily due to major maintenance activities at our Shoup fractionator.  NGL fractionation volumes at our South Texas NGL fractionators decreased 3 MBPD period-to-period.  Our Tebone NGL fractionator, which was restarted in February 2019 in light of regional demand for fractionation services, contributed 17 MBPD of fractionation volumes for the nine months ended September 30, 2019.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Midland-to-ECHO pipeline network:
Midland-to-ECHO 1 pipeline and related business activities, excluding associated non-cash mark-to-market results	$89.3	$94.8	$298.6	$242.7
Non-cash mark-to-market gain (loss) attributable to the Midland-to-ECHO 1 pipeline	10.0	186.7	91.2	(237.3)
Total Midland-to-ECHO 1 pipeline and related business activities	99.3	281.5	389.8	5.4
Midland-to-ECHO 2 pipeline	27.0	–	72.5	–
Total Midland-to-ECHO pipeline network	126.3	281.5	462.3	5.4
Other crude oil pipelines, terminals and related marketing results	369.9	312.7	1,209.4	861.6
Segment gross operating margin	$496.2	$594.2	$1,671.7	$867.0

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,321	1,914	2,315	1,971
Crude oil marine terminal volumes (MBPD)	987	632	972	690

Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2019 decreased $98.0 million when compared to the third quarter of 2018.

Gross operating margin from our Midland-to-ECHO 1 pipeline and related business activities decreased $182.2 million quarter-to-quarter primarily due to changes in non-cash mark-to-market earnings, which were a $10.0 million gain in the third quarter of 2019 compared to a $186.7 million gain in the third quarter of 2018. Transportation volumes for the Midland-to-ECHO 1 pipeline increased 36 MBPD quarter-to-quarter (net to our interest). Gross operating margin from our Midland-to-ECHO 2 pipeline, which commenced full commercial service during the second quarter of 2019, was $27.0 million on transportation volumes of 211 MBPD.

Mark-to-market earnings attributable to the Midland-to-ECHO 1 pipeline are associated with the hedging of crude oil market price differentials (basis spreads) between the Midland and Houston markets based on the pipeline’s capacity available to us during the hedged periods. These hedges served to lock in a positive per barrel margin on our anticipated purchases of crude oil at Midland and subsequent anticipated sales to customers in the Houston area.  The mark-to-market gain for the third quarter of 2018 reflected a decrease in the basis spread between the Midland and Houston markets from June 30, 2018 to September 30, 2018 to an average of $13.13 per barrel through 2020 relative to our average hedged amount of $2.66 per barrel through 2020.  At September 30, 2019, there were a limited number of these hedges outstanding. For information regarding our commodity hedging activities, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Gross operating margin from other crude oil marketing activities decreased $35.2 million quarter-to-quarter primarily due to lower sales volumes, which accounted for a $20.3 million decrease, and lower non-cash mark-to-market earnings, which accounted for an additional $13.7 million decrease. Gross operating margin from our West Texas System increased $12.8 million quarter-to-quarter primarily due to higher transportation volumes of 72 MBPD.  Gross operating margin from our South Texas Crude Oil Pipeline System increased $9.1 million quarter-to-quarter primarily due to higher deficiency fees.  Transportation volumes on the South Texas Crude Oil Pipeline System decreased 10 MBPD quarter-to-quarter.

Gross operating margin from our equity investment in the Seaway Pipeline increased $25.0 million quarter-to-quarter primarily due to higher transportation volumes, which accounted for a $27.4 million increase, and higher transportation fees, which accounted for an additional $12.5 million increase, partially offset by higher operating costs, which accounted for a $10.6 million decrease. Transportation volumes on the Seaway Pipeline increased 130 MBPD quarter-to-quarter (net to our interest) primarily due to an expansion of the Longhaul System that was completed in the first quarter of 2019.

Lastly, gross operating margin from crude oil activities at EHT increased $32.4 million quarter-to-quarter primarily due to higher net export volumes of 252 MBPD.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2019 increased $804.7 million when compared to the nine months ended September 30, 2018.

Gross operating margin from our Midland-to-ECHO 1 pipeline and related business activities increased $384.4 million period-to-period primarily due to changes in non-cash mark-to-market earnings, which were a $91.2 million gain in the nine months ended September 30, 2019 compared to a $237.3 million loss in the nine months ended September 30, 2018.  As discussed earlier, mark-to-market earnings attributable to the Midland-to-ECHO 1 pipeline are associated with the hedging of crude oil market price differentials (basis spreads) between the Midland and Houston area markets.  Gross operating margin for the nine months ended September 30, 2018 was also reduced by $33.9 million in connection with the expected allocation of pipeline earnings to Western upon closing of their acquisition of a 20% ownership interest in Whitethorn Pipeline Company LLC (“Whitethorn”) in June 2018.  Transportation volumes for the Midland-to-ECHO 1 pipeline increased 47 MBPD period-to-period (net to our interest). Gross operating margin from our Midland-to-ECHO 2 pipeline was $72.5 million on transportation volumes of 195 MBPD.

Gross operating margin from other crude oil marketing activities increased $115.6 million period-to-period primarily due to higher average sales margins, which accounted for an $82.4 million increase, and higher non-cash mark-to-market earnings, which accounted for an additional $34.0 million increase.  These marketing activities benefitted from higher market price differentials for crude oil between the Permian Basin region, Cushing hub and Gulf Coast markets.  Gross operating margin from our West Texas System and equity investment in the Eagle Ford Crude Oil Pipeline System increased a combined $68.2 million period-to-period primarily due to higher transportation volumes of 70 MBPD (net to our interest).  Gross operating margin at our South Texas Crude Oil Pipeline System increased $14.3 million period-to-period primarily due to higher deficiency fees.  Transportation volumes on the South Texas Crude Oil Pipeline System decreased 11 MBPD period-to-period.

Gross operating margin from our equity investment in the Seaway Pipeline increased $67.8 million period-to-period primarily due to higher transportation volumes, which accounted for a $47.7 million increase, and higher transportation fees, which accounted for an additional $46.4 million increase, partially offset by higher operating costs, which accounted for a $29.6 million decrease. Transportation volumes on the Seaway Pipeline increased 75 MBPD period-to-period (net to our interest). Volumes at Seaway’s Texas City and Freeport marine terminals decreased a combined 36 MBPD (net to our interest) period-to-period.

Lastly, gross operating margin from crude oil activities at EHT increased $65.4 million period-to-period primarily due to higher net export volumes of 258 MBPD.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment gross operating margin	$258.5	$216.9	$824.6	$628.2

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	14,474	14,040	14,341	13,594

Third Quarter of 2019 Compared to Third Quarter of 2018. Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2019 increased $41.6 million when compared to the third quarter of 2018.

Gross operating margin from our natural gas marketing activities increased $36.1 million quarter-to-quarter primarily due to higher average sales margins that benefited from regional natural gas price spreads across Texas.

Gross operating margin from our Acadian Gas System increased $7.4 million quarter-to-quarter primarily due to a $10.4 million benefit recognized in the third quarter of 2019 in connection with proceeds received from a legal settlement. Gross operating margin from our Permian Basin Gathering System increased $7.0 million quarter-to-quarter primarily due to higher gathering volumes, which accounted for a $3.4 million increase, and higher condensate sales, which accounted for an additional $3.3 million increase.  Gathering volumes for the Permian Basin system increased 315 BBtus/d quarter-to-quarter. Pipeline volumes for the remaining natural gas pipeline systems increased 138 BBtus/d quarter-to-quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2019 increased $196.4 million when compared to the nine months ended September 30, 2018.  Gross operating margin from our natural gas marketing activities increased $129.1 million period-to-period primarily due to higher average sales margins attributable to regional natural gas price spreads.

Gross operating margin from our Texas Intrastate System increased $57.3 million period-to-period primarily due to higher capacity reservation fees.  Transportation volumes on our Texas Intrastate System increased 191 BBtus/d.  Gross operating margin from our Acadian Gas System increased $19.9 million period-to-period primarily due to the aforementioned legal settlement, which accounted for $10.4 million of the increase, and higher capacity reservation fees on the Haynesville Extension, which accounted for an additional $9.7 million increase.

Gross operating margin from our Permian Basin Gathering System increased $13.8 million period-to-period primarily due to an increase in condensate sales, which accounted for an $11.2 million increase, and higher gathering volumes, which accounted for an additional $10.9 million increase, partially offset by higher operating costs, which accounted for an $8.9 million decrease.  Natural gas gathering volumes on the Permian Basin Gathering System increased 381 BBtus/d. Gross operating margin from our Haynesville Gathering System increased $12.3 million period-to-period primarily due to a 237 BBtus/d increase in gathering volumes.  Gross operating margin from our San Juan Gathering System decreased $15.6 million period-to-period primarily due to a 105 BBtus/d decrease in gathering volumes, which accounted for an $8.2 million decrease, and lower condensate sales, which accounted for an additional $4.0 million decrease.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Segment gross operating margin:
Propylene production and related marketing activities	$130.8	$94.3	$366.8	$350.2
Butane isomerization and related DIB operations	15.5	29.4	60.7	80.2
Octane enhancement and related operations	54.6	40.3	131.4	122.2
Refined products pipelines and related activities	74.4	78.1	241.6	231.1
Marine transportation and other	13.1	7.3	35.4	19.4
Total	$288.4	$249.4	$835.9	$803.1

Selected volumetric data:
Propylene production volumes (MBPD)	105	93	99	97
Butane isomerization volumes (MBPD)	109	105	110	111
Standalone DIB processing volumes (MBPD)	103	100	97	89
Octane additive and related plant production volumes (MBPD)	28	29	28	28
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	747	796	742	806
Refined products and petrochemical marine terminal volumes (MBPD)	297	289	344	336

Propylene production and related marketing activities
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from propylene production and related marketing activities for the third quarter of 2019 increased $36.5 million when compared to the third quarter of 2018.  Gross operating margin from our Mont Belvieu propylene splitters increased $20.6 million quarter-to-quarter primarily due to higher propylene sales volumes.  Gross operating margin from our PDH facility increased $17.2 million primarily due to higher propylene and associated by-product sales volumes.  Propylene production volumes from our splitter units and PDH facility increased a combined 12 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from propylene production and related marketing activities for the nine months ended September 30, 2019 increased $16.6 million when compared to the nine months ended September 30, 2018.  Gross operating margin from our PDH facility, which commenced commercial operations in April 2018, increased $39.0 million period-to-period primarily due to higher propylene and associated by-product sales volumes.  Plant production for the PDH facility, which includes by-products, increased 5 MBPD period-to-period.  Gross operating margin from our Mont Belvieu propylene splitters decreased $23.9 million period-to-period primarily due to lower average propylene fractionation fees, which accounted for a $14.4 million decrease, and lower propylene production volumes, which accounted for an additional $8.0 million decrease.  Propylene production volumes from our splitter units decreased 3 MBPD (net to our interest).

Butane isomerization and related DIB operations
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from butane isomerization and deisobutanizer (“DIB”) operations for the third quarter of 2019 decreased $13.9 million when compared to the third quarter of 2018 primarily due to lower average by-product sales prices, which accounted for a $6.5 million decrease, and higher maintenance and other operating costs at our isomerization facility, which accounted for an additional $3.1 million decrease.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from butane isomerization and DIB operations for the nine months ended September 30, 2019 decreased $19.5 million when compared to the nine months ended September 30, 2018 primarily due to lower average by-product sales prices, which accounted for a $15.2 million decrease, and higher maintenance and other operating costs, which accounted for an additional $6.3 million decrease.

Octane enhancement and related operations
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the third quarter of 2019 increased $14.3 million when compared to the third quarter of 2018 primarily due to higher average sales margins.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from our octane enhancement facility and high purity isobutylene plant for the nine months ended September 30, 2019 increased $9.2 million when compared to the nine months ended September 30, 2018 primarily due to higher average sales margins.

Refined products pipelines and related activities
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from refined products pipelines and related marketing activities for the third quarter of 2019 decreased $3.7 million when compared to the third quarter of 2018. Gross operating margin from our refined products marine terminal located on the Neches River near Beaumont, Texas decreased $4.3 million quarter-to-quarter primarily due to higher operating costs, which accounted for a $2.1 million decrease, and lower storage fee revenues, which accounted for an additional $1.4 million decrease.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.   Gross operating margin from refined products pipelines and related marketing activities for the nine months ended September 30, 2019 increased $10.5 million when compared to the nine months ended September 30, 2018. Gross operating margin from our refined products marketing activities increased $9.3 million period-to-period primarily due to higher average sales margins.

Marine transportation and other
Third Quarter of 2019 Compared to Third Quarter of 2018.  Gross operating margin from marine transportation for the third quarter of 2019 increased $5.8 million when compared to the third quarter of 2018 primarily due to higher barge fees quarter-to-quarter.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.  Gross operating margin from marine transportation for the nine months ended September 30, 2019 increased $16.0 million when compared to the nine months ended September 30, 2018 primarily due to higher barge fees period-to-period, which accounted for $23.5 million of the increase, partially offset by higher operating costs, which accounted for an $8.0 million decrease.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital expenditures and working capital needs for the reasonably foreseeable future.  At September 30, 2019, we had $6.21 billion of consolidated liquidity, which was comprised of $5.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $1.21 billion of unrestricted cash on hand. On October 15, 2019, we repaid $800.0 million principal amount of EPO’s Senior Notes LL at their maturity using unrestricted cash.

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

Common Unit Repurchases under 2019 Buyback Program

In January 2019, the Board approved the 2019 Buyback Program, which authorized the partnership to repurchase up to $2.0 billion of EPD’s common units.  For additional information regarding the 2019 Buyback Program, see “Significant Recent Developments” within this Part I, Item 2.  No repurchases of common units were made under this program during the third quarter of 2019.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at September 30, 2019 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal amount of senior and junior debt obligations at September 30, 2019	$28,196.4	$800.0	$1,500.0	$1,325.0	$1,400.0	$1,250.0	$21,921.4

In October 2019, we repaid $800.0 million principal amount of EPO’s Senior Notes LL at their maturity using unrestricted cash on hand.

Amendment to Multi-Year Revolving Credit Agreement
In September 2019, EPO entered into an amendment (the “First Amendment”) to its revolving credit agreement dated September 13, 2017 (the “Multi-Year Revolving Credit Agreement”).  The First Amendment reduces the borrowing capacity under the Multi-Year Revolving Credit Agreement from $4.0 billion to $3.5 billion (which may be increased by up to $500 million to $4.0 billion at EPO’s election provided certain conditions are met) and extends the maturity date to September 10, 2024, although the maturity date may be extended further at EPO’s request by up to two years, with the consent of required lenders as set forth under the credit agreement.  Borrowings under this revolving credit agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.  There are currently no principal amounts outstanding under this revolving credit agreement.

Renewal of 364-Day Revolving Credit Agreement
In September 2019, EPO entered into a 364-Day Revolving Credit Agreement that replaced its prior 364-day credit facility.  The new 364-Day Revolving Credit Agreement matures in September 2020. Under the terms of the new 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in September 2021. Borrowings under this revolving credit agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.  There are currently no principal amounts outstanding under this revolving credit agreement.

Issuance of $2.5 Billion of Senior Notes in July 2019
In July 2019, EPO issued $2.5 billion aggregate principal amount of senior notes comprised of $1.25 billion principal amount of senior notes due July 2029 (“Senior Notes YY”) and $1.25 billion principal amount of senior notes due January 2050 (“Senior Notes ZZ”).  Net proceeds from this offering were used by EPO for the repayment of debt and for general company purposes, including for growth capital expenditures.

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

Credit Ratings

At November 8, 2019, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Issuance of Common Units under DRIP and EUPP

EPD issued and delivered a combined 2,897,990 common units in the six months ended June 30, 2019 in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  In total, the net cash proceeds EPD received from these issuances was $82.2 million.

In July 2019, EPD announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the partnership’s need for equity capital.   In August 2019, a total of 1,410,020 common units were purchased on the open market and delivered to participants in connection with the DRIP and EUPP.  Other than amounts tied to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced entirely from the DRIP and EUPP participants.  No other partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 12, 2019.

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

	For the Nine Months Ended September 30,
	2019	2018
Net cash flows provided by operating activities	$4,826.2	$4,275.3
Cash used in investing activities	3,372.8	3,182.8
Cash used in financing activities	655.7	883.7

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

The following information highlights primary drivers of the period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the nine months ended September 30, 2019 increased a net $550.9 million when compared to the nine months ended September 30, 2018 primarily due to:

•
a $612.5 million period-to-period increase resulting from higher year-to-date partnership earnings in 2019 when compared to the same nine month period in 2018 (determined by adjusting our $628.4 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); and

•	an $85.5 million period-to-period increase in cash distributions received on earnings from unconsolidated affiliates primarily due to investments in crude oil pipeline businesses; partially offset by

•	a $147.1 million period-to-period decrease primarily due to the timing of cash receipts and payments related to operations.

For information regarding significant changes in our consolidated net income and underlying segment results, see “Results of Operations” within this Part I, Item 2.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2019 increased a net $190.0 million when compared to the nine months ended September 30, 2018 primarily due to:

•
a $297.9 million period-to-period increase in expenditures for consolidated property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information); partially offset by

•	a $150.6 million decrease period-to-period in net cash used for business combinations. In March 2018, we paid $150.6 million to acquire a 50% equity interest in Delaware Processing.

Financing activities
Cash used in financing activities for the nine months ended September 30, 2019 decreased $228.0 million when compared to the nine months ended September 30, 2018 primarily due to:

•
a net $430.1 million period-to-period increase in net cash inflows from debt.  In the nine months ended September 30, 2019, we issued $2.5 billion aggregate principal amount of senior notes, partially offset by the repayment or repurchase of $724.2 million principal amount of senior and junior subordinated notes.  In the nine months ended September 30, 2018, we issued $2.7 billion aggregate principal amount of senior notes and junior subordinated notes and $950.2 million of short-term notes under EPO’s commercial paper program, partially offset by the repayment of $2.3 billion in principal amount of senior and junior subordinated notes; and

•
a $368.8 million period-to-period increase in cash contributions from noncontrolling interests.  In July 2019, Altus acquired a noncontrolling 33% equity interest in our consolidated subsidiary that owns the Shin Oak pipeline for an initial payment of $440.7 million.  In June 2019, an affiliate of American Midstream, LP acquired a noncontrolling 25% equity interest in our consolidated subsidiary that owns the Pascagoula natural gas processing plant for $36.0 million in cash.  In June 2018, Western acquired a noncontrolling 20% equity interest in our consolidated subsidiary that owns the Midland-to-ECHO 1 pipeline for $189.6 million in cash.  In addition, cash contributions from noncontrolling interests in connection with the construction of our ethylene export facility increased $47.0 million period-to-period; partially offset by

•
a $367.2 million period-to-period decrease in net cash proceeds from the issuance of common units in connection with our DRIP and EUPP.  As noted previously, EPD announced in July 2019 that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP;

•	an $88.2 million period-to-period increase in cash distributions paid to limited partners primarily due to an increase in the quarterly cash distribution rate per unit; and

•	the use of $81.1 million in the nine months ended September 30, 2019 to acquire 2,909,128 common units under the 2019 Buyback Program.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
Net income attributable to limited partners (GAAP) (1)	$1,019.2		$1,313.2		$3,494.4		$2,887.7
Adjustments to net income attributable to limited partners to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	493.6		457.0		1,456.7		1,330.8
Cash distributions received from unconsolidated affiliates (2)	170.6		139.2		485.1		392.7
Equity in income of unconsolidated affiliates	(139.3)		(112.0)		(431.3)		(350.0)
Change in fair market value of derivative instruments	85.8		(204.1)		2.0		254.9
Change in fair value of Liquidity Option Agreement	38.7		18.5		123.1		34.9
Gain on step acquisition of unconsolidated affiliate	–		–		–		(39.4)
Sustaining capital expenditures (3)	(90.8)		(76.2)		(232.5)		(215.3)
Other, net	61.0		9.4		76.0		50.5
Subtotal DCF, before proceeds from asset sales and monetization of interest rate derivative instruments accounted for as cash flow hedges	$1,638.8		$1,545.0		$4,973.5		$4,346.8
Proceeds from asset sales	0.7		21.5		16.8		24.1
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		–		–		1.5
DCF (non-GAAP)	$1,639.5		$1,566.5		$4,990.3		$4,372.4

Cash distributions paid to limited partners with respect to period	$974.4		$948.5		$2,907.0		$2,822.2

Cash distribution per unit declared by Enterprise GP with respect to period	$0.4425		$0.4325		$1.3200		$1.2900

Total DCF retained by partnership with respect to period (4)	$665.1		$618.0		$2,083.3		$1,550.2

Distribution coverage ratio (5)	1.68	x	1.65	x	1.72	x	1.55	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statements Highlights” within this Part I, Item 2.
(2)	Reflects both distributions received on earnings from unconsolidated affiliates and those attributable to a return of capital from unconsolidated affiliates.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
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

The following table presents a reconciliation of net cash flows provided by operating activities to non-GAAP DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash flows provided by operating activities (GAAP)	$1,642.5	$1,577.5	$4,826.2	$4,275.3
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	77.0	33.4	409.0	261.9
Sustaining capital expenditures	(90.8)	(76.2)	(232.5)	(215.3)
Other, net	10.8	31.8	(12.4)	50.5
DCF (non-GAAP)	$1,639.5	$1,566.5	$4,990.3	$4,372.4

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

We believe that FCF is important to traditional investors since it reflects the amount of cash available for reducing debt, investing in additional capital projects, paying distributions, common unit repurchases and similar matters.  Since business partners fund certain capital projects of our consolidated subsidiaries, our determination of FCF reflects the amount of cash contributed from and distributed to noncontrolling interests.  Our calculation of FCF may or may not be comparable to similarly titled measures used by other companies.

Our use of FCF for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure.

FCF fluctuates based on our earnings, the level of investing activities we undertake each period, and the timing of operating cash receipts and payments.  In addition to providing the quarterly amounts presented below, we also provide a calculation of aggregate FCF over the twelve months ended September 30, 2019 in order to measure FCF over a longer term. The following table summarizes our calculation of FCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Twelve Months Ended September 30,
	2019	2018	2019	2018	2019
Net cash flows provided by operating activities (GAAP)	$1,642.5	$1,577.5	$4,826.2	$4,275.3	$6,677.2
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(1,086.3)	(1,093.2)	(3,372.8)	(3,182.8)	(4,471.6)
Cash contributions from noncontrolling interests	491.2	15.1	590.8	222.0	606.9
Cash distributions paid to noncontrolling interests	(22.8)	(22.6)	(69.7)	(50.9)	(100.4)
FCF (non-GAAP)	$1,024.6	$476.8	$1,974.5	$1,263.6	$2,712.1

For a discussion of primary drivers of our quarterly net cash flows provided by operating activities and cash used in investing activities, see “Cash Flows from Operating, Investing and Financing Activities” within this Part I, Item 2.

Capital Investments

We currently have $9.1 billion of growth capital projects scheduled to be completed by the end of 2023 including the following major projects:

•	our iBDH facility (fourth quarter of 2019),

•	the Shin Oak NGL pipeline (full service capacity expected to be available in fourth quarter of 2019),

•	our ethylene export terminal and related infrastructure (fourth quarter of 2019 through the fourth quarter of 2020),

•	two new NGL fractionators in Chambers County, Texas (“Frac X” in the fourth quarter of 2019 and “Frac XI” in the first half of 2020),

•	our Mentone cryogenic natural gas processing plant and related infrastructure (first quarter of 2020),

•	increase in LPG loading capacity at EHT (fourth quarter of 2020),

•	expansion projects involving our crude oil system between the Permian Basin and our ECHO terminal (third quarter of 2020),

•	our Midland-to-ECHO 3 and 4 pipelines (third quarter of 2020 and first half of 2021, respectively),

•	expansion of our PGP export capabilities and an eighth deep-water ship dock at EHT for loading crude oil (both projects scheduled for fourth quarter of 2020),

•	expansion and extension of Acadian Gas System (Gillis Lateral and related projects) (mid-2021),

•	expansion of our ATEX pipeline (fiscal 2022), and

•	construction of our PDH 2 facility (first half of 2023).

Based on information currently available, we expect our total capital investments for 2019 to approximate a net $4.3 billion, which reflects growth capital expenditures of $4.5 billion, $350 million for sustaining capital expenditures and $0.6 billion of cash contributions from noncontrolling interests.  We currently expect growth capital investments to approximate $3.0 billion to $4.0 billion in 2020.

Our forecast of capital investments for 2019 and 2020 is based on announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices.  Furthermore, our forecast of capital investments may change due to decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

The following table summarizes the primary elements of our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2019	2018
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$3,072.4	$2,782.7
Sustaining capital projects (3)	229.7	221.5
Total	$3,302.1	$3,004.2

Cash used for business combinations, net	$–	$150.6

Investments in unconsolidated affiliates	$100.1	$95.1

(1)	Growth and sustaining capital amounts presented in the table above are presented on a cash basis.
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

Fluctuations in our investments in growth capital projects and investments in unconsolidated affiliates are explained in large part by increases or decreases in expenditures for major expansion projects. Our most significant growth capital investments for the nine months ended September 30, 2019 involve projects at our Mont Belvieu complex, crude oil pipelines in Texas and expansion projects involving our Gulf Coast export terminals. Fluctuations in investments in sustaining capital projects are explained in large part by the timing and cost of pipeline integrity and similar projects.

Comparison of Nine Months Ended September 30, 2019 with Nine Months Ended September 30, 2018

Investments in growth capital projects at our Mont Belvieu complex increased $403.1 million period-to-period primarily due to construction activities surrounding Frac X and Frac XI, which accounted for a combined $425.5 million increase, our iBDH facility, which accounted for a $68.9 million increase, and expansion projects involving our DIBs, which accounted for an additional $62.9 million increase, partially offset by lower expenditures attributable to our PDH facility and ninth Mont Belvieu-area NGL fractionator (“Frac IX”), which accounted for a combined $182.8 million decrease.  Our PDH facility and Frac IX were both placed into service during the second quarter of 2018.

Investments in growth capital projects for ethylene-related pipelines, storage facilities and export assets increased $199.8 million period-to-period.

Investments in growth capital projects in support of Permian Basin production decreased $315.2 million period-to-period primarily due to lower expenditures at our Orla natural gas processing facility, which accounted for a $314.3 million decrease, and for our Shin Oak NGL Pipeline, which accounted for an additional $235.5 million decrease, partially offset by increased expenditures at our Mentone natural gas processing plant, which accounted for a $194.4 million increase.  The third processing train at our Orla natural gas processing facility was placed into service in July 2019.

Net cash used for business combinations during the nine months ended September 30, 2018 reflects our acquisition of the remaining 50% member interest in Delaware Processing in March 2018.

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

Other Items

Contractual Obligations

The principal amount of our consolidated debt obligations were $28.2 billion at September 30, 2019 compared to $26.42 billion at December 31, 2018.  For information regarding the scheduled maturities of such debt, see “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2.  See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements under Part I, Item 1 of this quarterly report for information regarding our consolidated debt obligations.

Since December 31, 2018, we have entered into additional long-term purchase commitments for NGLs with third-party suppliers.  On a combined basis, these new agreements increased our estimated long-term purchase obligations by $3.6 billion, with $1.3 billion committed over the next five years and $2.3 billion thereafter.  At September 30, 2019, our estimated long-term purchase obligations totaled $12.7 billion after reflecting the agreements added during the first nine months of 2019 and those commitments that expired during the year.  At December 31, 2018, our estimated long-term purchase obligations totaled $10.8 billion.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2019 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	15.2	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”))	1.8	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	1.0	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	8.1	1.6	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	3.2	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	100.0	1.5	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	121.7	1.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.3	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.9	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.9	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	10.4	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	13.8	n/a	Cash flow hedge
Propylene marketing:
Forecasted sales of NGLs for propylene marketing activities (MMBbls)	0.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	38.2	0.6	Mark-to-market
NGL risk management activities (MMBbls) (3)	2.4	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (3)	7.6	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	22.2	6.1	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is January 2021, December 2019 and December 2022, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

At September 30, 2019, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	September 30, 2019	October 15, 2019
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$7.8	$2.5	$3.1
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	8.0	0.2	1.5
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	7.7	4.7	4.7

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	September 30, 2019	October 15, 2019
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$77.5	$48.0	$47.0
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	56.2	(1.2)	2.2
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	98.9	97.2	91.8

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	September 30, 2019	October 15, 2019
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(26.5)	$27.4	$31.0
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(88.6)	(0.2)	1.8
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	35.6	55.0	60.2

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward-starting swaps, options to enter into forward-starting swaps (“swaptions”),  and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.  The composition of our derivative instrument portfolios may change depending on our hedging requirements.

Sensitivity Analysis

With respect to the tabular data below, the portfolio’s estimated economic value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.

At September 30, 2019, our interest rate hedging portfolio consisted of 12 forward-starting swaps, which hedge the expected underlying benchmark interest rates related to future issuances of debt.  The following table summarizes our portfolio of these swaps at September 30, 2019 (dollars in millions).

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Weighted-Average Fixed Rate Locked	Accounting Treatment
Future long-term debt offering	1 forward-starting swap (1)	$75.0	9/2020	2.39%	Cash flow hedge
Future long-term debt offering	1 forward-starting swap (1)	$75.0	4/2021	2.41%	Cash flow hedge
Future long-term debt offering	5 forward-starting swaps (2)	$500.0	9/2020	2.12%	Cash flow hedge
Future long-term debt offering	5 forward-starting swaps (2)	$500.0	4/2021	2.13%	Cash flow hedge

(1)	These swaps were entered into in May 2019.
(2)
These swaps were entered into in September 2019 as a result of a swaption exercise.  See “Interest Rate Hedging Activities” under Note 13 of the Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding the swaption exercise and related loss at inception.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward-starting swap portfolio at the dates indicated (dollars in millions):

		Forward-Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2018	September 30, 2019	November 7, 2019
Fair value assuming no change in underlying interest rates	Asset (Liability)	$–	$(118.6)	$(37.1)
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	–	(71.7)	5.0
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	–	(168.0)	(79.2)

The $81.5 million change in the fair value of this portfolio from September 30, 2019 to November 7, 2019 was due to an increase in the underlying 30-year variable interest rates relative to the fixed interest rates stated in the associated swap agreements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the third quarter of 2019:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2019	–	$–	–	$1,923,165
August 2019	–	$–	–	$1,923,165
September 2019	–	$–	–	$1,923,165
Vesting of phantom unit awards:
July 2019	–	$–	n/a	n/a
August 2019 (2)	85,412	$28.82	n/a	n/a
September 2019	–	$–	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  See “Significant Recent Developments” under Part I, Item 2 of this quarterly report for additional information.  The repurchased units were cancelled immediately upon acquisition.

(2)
Of the 248,962 phantom unit awards that vested in August 2019 and converted to common units, 85,412 units were sold back to us by employees to cover related withholding tax requirements.  These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On November 6, 2019, Dan Duncan LLC executed Amendment No. 2 to Enterprise GP’s Fifth Amended and Restated Limited Liability Company Agreement in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures.  The foregoing description of the amendment is qualified in its entirety by reference to the full text thereof, which is filed as Exhibit 3.12 hereto and incorporated by reference herein.

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

3.12#	Amendment No. 2 to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC, dated effective as of November 6, 2019.
3.13	Company Agreement of Enterprise Products Operating LLC dated June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 8, 2007).
3.14
Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.15	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
4.1	Form of Common Unit certificate (incorporated by reference to Exhibit A to Exhibit 3.1 to Form 8-K filed August 16, 2011).
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

10.1***
Retirement, Consulting Services and Release Agreement, dated effective as of August 16, 2019, between Enterprise Products Company and William Ordemann (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 22, 2019).

10.2
364-Day Revolving Credit Agreement, dated as of September 10, 2019 among Enterprise Products Operating LLC, the Lenders party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 11, 2019).

10.3
Guaranty Agreement, dated as of September 10, 2019, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2019).

10.4
First Amendment to Revolving Credit Agreement, dated as of September 10, 2019, among Enterprise Products Operating LLC, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 11, 2019).

31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2019.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2019.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2019.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2019.
101#
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) our Unaudited Condensed Statements of Consolidated Operations for the three and nine months ended September 30, 2019 and 2018; (iii) our Unaudited Condensed Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) our Unaudited Condensed Statements of Consolidated Cash Flows for the nine months ended September 30, 2019 and 2018; (v) our Unaudited Condensed Statements of Consolidated Equity for the three and nine months ended September 30, 2019 and 2018; and (vi) the notes to our Unaudited Condensed Consolidated Financial Statements.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2019.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Senior Vice President – Accounting and Risk Control of the General Partner

By:	/s/ Michael W. Hanson
Name:	Michael W. Hanson
Title:	Vice President and Principal Accounting Officer of the General Partner