Form 10-Q
period 2020-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2020-05-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 2,185,800,243 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2020.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,025.7	$334.7
Restricted cash	89.9	75.3
Accounts receivable – trade, net of allowance for doubtful accounts of $16.7 at March 31, 2020 and $12.4 at December 31, 2019	3,293.8	4,873.6
Accounts receivable – related parties	1.9	2.5
Inventories	1,538.8	2,091.4
Derivative assets	365.8	127.2
Prepaid and other current assets	403.2	358.2
Total current assets	7,719.1	7,862.9
Property, plant and equipment, net	42,159.1	41,603.4
Investments in unconsolidated affiliates	2,608.5	2,600.2
Intangible assets, net of accumulated amortization of $1,727.1 at March 31, 2020 and $1,687.5 at December 31, 2019 (see Note 6)	3,409.4	3,449.0
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	624.0	472.5
Total assets	$62,265.3	$61,733.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,750.0	$1,981.9
Accounts payable – trade	915.8	1,004.5
Accounts payable – related parties	69.4	162.3
Accrued product payables	3,166.3	4,915.7
Accrued interest	238.3	431.7
Derivative liabilities	269.2	122.4
Other current liabilities	506.4	511.2
Total current liabilities	6,915.4	9,129.7
Long-term debt (see Note 7)	27,855.9	25,643.2
Deferred tax liabilities (see Note 11)	428.2	100.4
Other long-term liabilities	951.6	1,032.4
Commitments and contingencies (see Note 16)
Equity: (see Note 8)
Partners’ equity:
Limited partners:
Common units (2,240,607,595 units issued and 2,185,800,243 units outstanding at March 31, 2020, 2,189,226,130 units issued and outstanding at December 31, 2019)	26,225.4	24,692.6
Treasury units, at cost (54,807,352 units at March 31, 2020) (see Note 8)	(1,297.3)	–
Accumulated other comprehensive income	122.3	71.4
Total partners’ equity	25,050.4	24,764.0
Noncontrolling interests	1,063.8	1,063.5
Total equity	26,114.2	25,827.5
Total liabilities and equity	$62,265.3	$61,733.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Third parties	$7,466.5	$8,531.2
Related parties	16.0	12.3
Total revenues (see Note 9)	7,482.5	8,543.5
Costs and expenses:
Operating costs and expenses:
Third parties	5,735.3	6,655.3
Related parties	325.0	364.4
Total operating costs and expenses	6,060.3	7,019.7
General and administrative costs:
Third parties	23.0	20.4
Related parties	32.5	31.8
Total general and administrative costs	55.5	52.2
Total costs and expenses (see Note 10)	6,115.8	7,071.9
Equity in income of unconsolidated affiliates	140.8	154.6
Operating income	1,507.5	1,626.2
Other income (expense):
Interest expense	(317.5)	(277.2)
Change in fair market value of Liquidity Option	(2.3)	(57.8)
Interest income	7.2	1.3
Other, net	0.9	0.2
Total other expense, net	(311.7)	(333.5)
Income before income taxes	1,195.8	1,292.7
Benefit from (provision for) income taxes (see Note 11)	179.2	(12.3)
Net income	1,375.0	1,280.4
Net income attributable to noncontrolling interests	(24.9)	(19.9)
Net income attributable to limited partners	$1,350.1	$1,260.5

Earnings per unit: (see Note 12)
Basic earnings per unit	$0.61	$0.57
Diluted earnings per unit	$0.61	$0.57

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2020	2019

Net income	$1,375.0	$1,280.4
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	475.1	(95.2)
Reclassification of gains to net income	(155.6)	(58.3)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	(292.0)	–
Reclassification of losses to net income	23.5	9.2
Total cash flow hedges	51.0	(144.3)
Other	(0.1)	(0.6)
Total other comprehensive income (loss)	50.9	(144.9)
Comprehensive income	1,425.9	1,135.5
Comprehensive income attributable to noncontrolling interests	(24.9)	(19.9)
Comprehensive income attributable to limited partners	$1,401.0	$1,115.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$1,375.0	$1,280.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	509.0	474.5
Asset impairment and related charges	1.6	4.8
Equity in income of unconsolidated affiliates	(140.8)	(154.6)
Distributions received from unconsolidated affiliates attributable to earnings	126.9	139.0
Net losses (gains) attributable to asset sales	0.1	(0.4)
Deferred income tax expense (benefit)	(184.1)	1.8
Change in fair market value of derivative instruments	(29.5)	(96.3)
Change in fair market value of Liquidity Option	2.3	57.8
Non-cash expense related to long-term operating leases (see Note 16)	10.0	11.0
Net effect of changes in operating accounts (see Note 17)	341.7	(559.8)
Other operating activities	–	2.2
Net cash flows provided by operating activities	2,012.2	1,160.4
Investing activities:
Capital expenditures	(1,079.5)	(1,148.9)
Investments in unconsolidated affiliates	(3.3)	(29.1)
Distributions received from unconsolidated affiliates attributable to the return of capital	10.3	4.5
Proceeds from asset sales	0.6	1.7
Other investing activities	0.2	(2.7)
Cash used in investing activities	(1,071.7)	(1,174.5)
Financing activities:
Borrowings under debt agreements	5,411.8	15,692.4
Repayments of debt	(3,406.6)	(14,999.2)
Debt issuance costs	(28.4)	–
Monetization of interest rate derivative instruments	(33.3)	–
Cash distributions paid to limited partners (see Note 8)	(974.2)	(950.4)
Cash payments made in connection with distribution equivalent rights	(5.8)	(4.5)
Cash distributions paid to noncontrolling interests	(29.9)	(18.0)
Cash contributions from noncontrolling interests	5.2	34.8
Net cash proceeds from the issuance of common units	–	42.7
Repurchase of common units under 2019 Buyback Program (see Note 8)	(140.1)	(51.6)
Other financing activities	(33.6)	(34.7)
Cash provided by (used in) financing activities	765.1	(288.5)
Net change in cash and cash equivalents, including restricted cash	1,705.6	(302.6)
Cash and cash equivalents, including restricted cash, at beginning of period	410.0	410.1
Cash and cash equivalents, including restricted cash, at end of period	$2,115.6	$107.5

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Limited Partners	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2019	$24,692.6	$–	$71.4	$1,063.5	$25,827.5
Net income	1,350.1	–	–	24.9	1,375.0
Cash distributions paid to limited partners	(974.2)	–	–	–	(974.2)
Cash payments made in connection with distribution equivalent rights	(5.8)	–	–	–	(5.8)
Cash distributions paid to noncontrolling interests	–	–	–	(29.9)	(29.9)
Cash contributions from noncontrolling interests	–	–	–	5.2	5.2
Amortization of fair value of equity-based awards	39.1	–	–	–	39.1
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(140.1)	–	–	–	(140.1)
Common units issued in connection with settlement of Liquidity Option (see Note 8)	1,297.3	–	–	–	1,297.3
Treasury units acquired in connection with settlement of Liquidity Option, at cost (see Note 8)	–	(1,297.3)	–	–	(1,297.3)
Cash flow hedges	–	–	51.0	–	51.0
Other, net	(33.6)	–	(0.1)	0.1	(33.6)
Balance, March 31, 2020	$26,225.4	$(1,297.3)	$122.3	$1,063.8	$26,114.2

	Partners’ Equity
	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, December 31, 2018	$23,802.6	$50.9	$438.7	$24,292.2
Net income	1,260.5	–	19.9	1,280.4
Cash distributions paid to limited partners	(950.4)	–	–	(950.4)
Cash payments made in connection with distribution equivalent rights	(4.5)	–	–	(4.5)
Cash distributions paid to noncontrolling interests	–	–	(18.0)	(18.0)
Cash contributions from noncontrolling interests	–	–	34.8	34.8
Net cash proceeds from the issuance of common units	42.7	–	–	42.7
Common units issued in connection with employee compensation	45.6	–	–	45.6
Amortization of fair value of equity-based awards	32.0	–	–	32.0
Repurchase and cancellation of common units under 2019 Buyback Program	(51.6)	–	–	(51.6)
Cash flow hedges	–	(144.3)	–	(144.3)
Other, net	(25.0)	(0.6)	(12.0)	(37.6)
Balance, March 31, 2019	$24,151.9	$(94.0)	$463.4	$24,521.3

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss), see Note 8.

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32.1% of EPD’s limited partner common units at March 31, 2020.

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

Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full year of 2020.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019  (the “2019 Form 10-K”) filed with the SEC on February 28, 2020.

Note 2.  Summary of Significant Accounting Policies

Apart from those matters noted below, there have been no changes in our significant accounting policies since those reported under Note 2 of the 2019 Form 10-K.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$2,025.7	$334.7
Restricted cash	89.9	75.3
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$2,115.6	$410.0

Restricted cash primarily represents amounts held in segregated bank accounts by our clearing brokers as margin in support of our commodity derivative instruments portfolio and related physical purchases and sales of natural gas, NGLs, crude oil, refined products and power.  Additional cash may be restricted to maintain our commodity derivative instruments portfolio as prices fluctuate or margin requirements change.  See Note 14 for information regarding our derivative instruments and hedging activities.

Recent Accounting Developments

Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The new guidance, referred to as the current expected credit loss (“CECL”) model, requires the measurement of  expected credit losses for financial assets (e.g., accounts receivable) held at the reporting date based on historical experience, current economic conditions, and reasonable and supportable forecasts.  These result in the more timely recognition of losses.  The adoption of this new guidance on January 1, 2020 did not have a material impact on our consolidated financial statements.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amended the disclosure requirements related to fair value measurements in an effort to enhance the overall usefulness of the disclosures and reduce costs by eliminating certain disclosures that were not considered to be decision-useful for users of the financial statements.  The ASU will now require incremental disclosures regarding changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and measurement uncertainty.  Additionally, the ASU eliminated certain policy and process disclosures and reporting requirements.

We adopted the requirements of this ASU on January 1, 2020.  The amendments that resulted in additional disclosures have been applied prospectively for only the most recent interim or annual period presented in the year of adoption.  All other amendments were applied retrospectively. See Note 14 for information regarding our fair value measurements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  We adopted this guidance on January 1, 2020 for future goodwill impairment testing.

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2020	December 31, 2019
NGLs	$893.9	$1,094.9
Petrochemicals and refined products	199.8	311.5
Crude oil	432.9	674.2
Natural gas	12.2	10.8
Total	$1,538.8	$2,091.4

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Cost of sales (1)	$4,823.0	$5,835.6
Lower of cost or net realizable value adjustments recognized in cost of sales	38.0	5.4

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years		March 31, 2020	December 31, 2019
Plants, pipelines and facilities (1)	3-45	(5)	$47,954.0	$47,201.2
Underground and other storage facilities (2)	5-40	(6)	3,991.9	3,965.5
Transportation equipment (3)	3-10		203.5	198.9
Marine vessels (4)	15-30		904.0	905.9
Land			375.9	372.3
Construction in progress			2,817.4	2,641.2
Total			56,246.7	55,285.0
Less accumulated depreciation			14,087.6	13,681.6
Property, plant and equipment, net			$42,159.1	$41,603.4

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

(6)	In general, the estimated useful lives of assets within this category are: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Depreciation expense (1)	$412.2	$380.6
Capitalized interest (2)	30.5	36.2

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

Asset Retirement Obligations

Property, plant and equipment at March 31, 2020 and December 31, 2019 includes $70.0 million and $69.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2019:

ARO liability balance, December 31, 2019	$132.1
Liabilities incurred	1.2
Revisions in estimated cash flows	(0.2)
Accretion expense	2.0
ARO liability balance, March 31, 2020	$135.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	March 31, 2020	December 31, 2019
NGL Pipelines & Services	$699.1	$703.8
Crude Oil Pipelines & Services	1,877.5	1,866.5
Natural Gas Pipelines & Services	27.9	27.3
Petrochemical & Refined Products Services	4.0	2.6
Total	$2,608.5	$2,600.2

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
NGL Pipelines & Services	$32.7	$30.1
Crude Oil Pipelines & Services	107.3	124.6
Natural Gas Pipelines & Services	1.6	1.7
Petrochemical & Refined Products Services	(0.8)	(1.8)
Total	$140.8	$154.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2020			December 31, 2019
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(210.0)	$237.8	$447.8	$(206.3)	$241.5
Contract-based intangibles	162.6	(46.7)	115.9	162.6	(43.9)	118.7
Segment total	610.4	(256.7)	353.7	610.4	(250.2)	360.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(260.1)	1,943.4	2,203.5	(243.5)	1,960.0
Contract-based intangibles	276.9	(239.3)	37.6	276.9	(235.0)	41.9
Segment total	2,480.4	(499.4)	1,981.0	2,480.4	(478.5)	2,001.9
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(489.6)	860.7	1,350.3	(481.6)	868.7
Contract-based intangibles	468.0	(397.7)	70.3	468.0	(395.5)	72.5
Segment total	1,818.3	(887.3)	931.0	1,818.3	(877.1)	941.2
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(59.1)	122.3	181.4	(57.5)	123.9
Contract-based intangibles	46.0	(24.6)	21.4	46.0	(24.2)	21.8
Segment total	227.4	(83.7)	143.7	227.4	(81.7)	145.7
Total intangible assets	$5,136.5	$(1,727.1)	$3,409.4	$5,136.5	$(1,687.5)	$3,449.0

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
NGL Pipelines & Services	$6.5	$9.1
Crude Oil Pipelines & Services	20.9	22.0
Natural Gas Pipelines & Services	10.2	10.9
Petrochemical & Refined Products Services	2.0	2.2
Total	$39.6	$44.2

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2020	2021	2022	2023	2024
$125.1	$167.1	$164.1	$162.4	$158.9

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2019 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2020	December 31, 2019
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$482.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	–	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	1,000.0	1,000.0
September 2019 364-Day Revolving Credit Agreement, variable-rate, due September 2020	–	–
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Multi-Year Revolving Credit Agreement, variable-rate, due September 2024	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	1,250.0
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,000.0	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	1,250.0
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000.0	–
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000.0	–
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	27,250.0	25,232.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	232.2
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	29,896.4	27,878.4
Other, non-principal amounts	(290.5)	(253.3)
Less current maturities of debt	(1,750.0)	(1,981.9)
Total long-term debt	$27,855.9	$25,643.2

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR"), plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2020:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	1.78% to 2.08%	1.86%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	4.36% to 4.68%	4.57%

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

The following table presents the scheduled contractual maturities of principal amounts of our consolidated debt obligations at March 31, 2020 for the next five years and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal amount of senior and junior debt obligations	$29,896.4	$1,000.0	$1,325.0	$1,400.0	$1,250.0	$850.0	$24,071.4

In April 2020, EPO entered into an additional 364-Day revolving credit agreement.   See Note 19 regarding this subsequent event.

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

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2020.

Letters of Credit

At March 31, 2020, EPO had $101.4 million of letters of credit outstanding primarily related to our commodity hedging activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Equity and Distributions

Partners’ Equity

The following table summarizes changes in the number of our limited partner common units outstanding and treasury units since December 31, 2019:

	Limited Partner Common Units Outstanding	Treasury Units
Units outstanding at December 31, 2019	2,189,226,130	–
Common units issued in connection with settlement of Liquidity Option	54,807,352	–
Treasury units acquired in connection with settlement of Liquidity Option	(54,807,352)	54,807,352
Common unit repurchases under 2019 Buyback Program	(6,357,739)	–
Common units issued in connection with the vesting of phantom unit awards, net	2,912,214	–
Other	19,638	–
Units outstanding at March 31, 2020	2,185,800,243	54,807,352

We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows EPD and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. EPO issued $3.0 billion of senior notes in January 2020 using the 2019 Shelf (see Note 7).

In addition, EPD has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with its at-the-market (“ATM”) program.  During the three months ended March 31, 2020 and 2019, EPD did not issue any common units under its ATM program.  After taking into account the aggregate sales price of common units sold under the ATM program through March 31, 2020, EPD has the capacity to issue additional common units under its ATM program up to an aggregate sales price of $2.54 billion.

We may issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital investments.

Settlement of Liquidity Option in March 2020
On February 25, 2020, the Partnership received notice from Marquard & Bahls AG (“M&B”) of its election to exercise its rights (the “Liquidity Option”) under the Liquidity Option Agreement among EPD, Oiltanking Holding Americas, Inc. (“OTA”) and M&B dated October 1, 2014 (the “Liquidity Option Agreement”).  On March 5, 2020, we settled our obligations under the Liquidity Option Agreement by issuing 54,807,352 new EPD common units to Skyline North Americas, Inc. (“Skyline,” an affiliate of M&B) in exchange for the capital stock of OTA.  Upon settlement of the Liquidity Option, we indirectly acquired the 54,807,352 EPD common units owned by OTA (which were issued to OTA in October 2014) and assumed all future income tax obligations of OTA, including its deferred tax liability.  At March 5, 2020, OTA’s assets and liabilities consisted primarily of the EPD common units it owned and the related deferred tax liability, respectively.

At March 5, 2020, our accrual for the Liquidity Option liability was $511.9 million.  The Liquidity Option liability, at any measurement date, represents the present value of estimated federal and state income taxes that we believe a market participant would incur due to ownership of OTA, including its deferred income tax liabilities.  OTA’s deferred tax liability at March 5, 2020 was $439.7 million.  The market value of the new EPD common units issued to Skyline was $1.3 billion based on a closing price of $23.67 per unit on March 5, 2020.

The 54,807,352 new EPD common units issued to Skyline upon settlement of the Liquidity Option constitute “restricted securities” in the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) and may not be resold except pursuant to an effective registration statement or an available exemption under the Securities Act.  In connection with the settlement of the Liquidity Option, Enterprise entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Skyline. Pursuant to the Registration Rights Agreement, Skyline has the right to request that we prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of such EPD common units that Skyline and its affiliates then own.  Our obligation to Skyline to effect such transactions is limited to five registration statements and underwritten offerings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As a result of the Liquidity Option settlement, the partners’ equity balance for common units (as presented on our Unaudited Condensed Consolidated Balance Sheet) increased by the $1.3 billion market value of the new EPD common units issued to Skyline.  Since OTA does not meet the definition of a business as described in ASC 805, Business Combinations, the acquisition of OTA was accounted for as the purchase of treasury units and assumption of the related deferred tax liability.  In consolidation, we present the 54,807,352 EPD common units owned by OTA as treasury units, with their historical cost based on the $1.3 billion market value of the 54,807,352 new EPD common units issued to Skyline.

Upon settlement of the Liquidity Option, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA as calculated in accordance with ASC 740, Income Taxes.  See Note 11 for additional information regarding OTA’s deferred tax liability.

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

In January 2020, management announced its intention to use approximately 2.0% of net cash flow provided by operating activities, or cash flow from operations (“CFFO”), in 2020 to repurchase EPD common units under the 2019 Buyback Program.  EPD repurchased 6,357,739 common units under the 2019 Buyback Program through open market purchases during the three months ended March 31, 2020.  The total purchase price of these repurchases (including commissions and fees) was $140.1 million. During the three months ended March 31, 2019, EPD repurchased 1,852,392 common units under the 2019 Buyback Program for a total purchase price of $51.6 million.  The units repurchased during the three months ended March 31, 2020 and 2019 were immediately cancelled upon acquisition.  At March 31, 2020, the remaining available capacity under the 2019 Buyback Program was $1.78 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
During the three months ended March 31, 2020, after taking into account tax withholding requirements, EPD issued a net 2,912,214 new common units to employees in connection with the vesting of phantom unit awards.  See Note 13 for information regarding our phantom unit awards.

Common Units Delivered Under DRIP and EUPP
EPD has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”). In July 2019, EPD announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the partnership’s need for equity capital.  In February 2020, a total of 1,422,063 common units were purchased on the open market and delivered to participants in connection with the DRIP and EUPP.  Apart from $0.5 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 12, 2020.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income, December 31, 2019	$55.1	$13.9	$2.4	$71.4
Other comprehensive income (loss) for period, before reclassifications	475.1	(292.0)	(0.1)	183.0
Reclassification of losses (gains) to net income during period	(155.6)	23.5	–	(132.1)
Total other comprehensive income (loss) for period	319.5	(268.5)	(0.1)	50.9
Accumulated Other Comprehensive Income (Loss), March 31, 2020	$374.6	$(254.6)	$2.3	$122.3

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2018	$152.7	$(104.8)	$3.0	$50.9
Other comprehensive income (loss) for period, before reclassifications	(95.2)	–	(0.6)	(95.8)
Reclassification of losses (gains) to net income during period	(58.3)	9.2	–	(49.1)
Total other comprehensive income (loss) for period	(153.5)	9.2	(0.6)	(144.9)
Accumulated Other Comprehensive Income (Loss), March 31, 2019	$(0.8)	$(95.6)	$2.4	$(94.0)

The following table presents reclassifications out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
	Location	2020	2019
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$23.5	$9.2
Commodity derivatives	Revenue	(154.4)	(65.3)
Commodity derivatives	Operating costs and expenses	(1.2)	7.0
Total		$(132.1)	$(49.1)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions

On March 18, 2020, the Board declared a quarterly cash distribution to be paid to our limited partners with respect to the first quarter of 2020 of $0.4450 per common unit, or $1.78 per unit on an annualized basis.  The quarterly distribution associated with the first quarter of 2020 is payable on May 12, 2020, to unitholders of record as of the close of business on April 30, 2020.  This distribution represents a 1.7% increase over the distribution declared with respect to the first quarter of 2019.

In light of current economic conditions, management will evaluate future cash distributions in 2020 on a quarterly basis.  The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments.

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

	For the Three Months Ended March 31,
	2020	2019
NGL Pipelines & Services:
Sales of NGLs and related products	$2,419.2	$2,671.2
Segment midstream services:
Natural gas processing and fractionation	188.5	269.5
Transportation	265.0	275.3
Storage and terminals	95.4	98.4
Total segment midstream services	548.9	643.2
Total NGL Pipelines & Services	2,968.1	3,314.4
Crude Oil Pipelines & Services:
Sales of crude oil	1,696.9	2,328.4
Segment midstream services:
Transportation	218.4	183.7
Storage and terminals	123.6	95.2
Total segment midstream services	342.0	278.9
Total Crude Oil Pipelines & Services	2,038.9	2,607.3
Natural Gas Pipelines & Services:
Sales of natural gas	399.2	655.7
Segment midstream services:
Transportation	271.4	271.8
Total segment midstream services	271.4	271.8
Total Natural Gas Pipelines & Services	670.6	927.5
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,597.5	1,480.6
Segment midstream services:
Fractionation and isomerization	35.8	40.8
Transportation, including marine logistics	134.9	126.6
Storage and terminals	36.7	46.3
Total segment midstream services	207.4	213.7
Total Petrochemical & Refined Products Services	1,804.9	1,694.3
Total consolidated revenues	$7,482.5	$8,543.5

Substantially all of our revenues are derived from contracts with customers as defined within ASC 606, Revenue from Contracts with Customers.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2020:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$70.5
Total		$70.5

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$134.0
Deferred revenue (noncurrent)	Other long-term liabilities	208.7
Total		$342.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents significant changes in our unbilled revenue and deferred revenue balances during the three months ended March 31, 2020:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2019	$17.6	$314.9
Amount included in opening balance transferred to other accounts during period (1)	(4.2)	(64.8)
Amount recorded during period	65.6	170.9
Amounts recorded during period transferred to other accounts (1)	(8.5)	(75.8)
Other changes	–	(2.5)
Balance at March 31, 2020	$70.5	$342.7

(1)
Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer.  Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2020.

Period	Fixed Consideration
Nine Months Ended December 31, 2020	$2,901.3
One Year Ended December 31, 2021	3,594.9
One Year Ended December 31, 2022	3,250.9
One Year Ended December 31, 2023	2,990.0
One Year Ended December 31, 2024	2,855.1
Thereafter	14,587.2
Total	$30,179.4

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

	For the Three Months Ended March 31,
	2020	2019
Operating income	$1,507.5	$1,626.2
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	482.8	450.9
Asset impairment and related charges in operating costs and expenses	1.6	4.8
Net losses (gains) attributable to asset sales in operating costs and expenses	0.1	(0.4)
General and administrative costs	55.5	52.2
Non-refundable payments received from shippers attributable to make-up rights (1)	16.8	2.2
Subsequent recognition of revenues attributable to make-up rights (2)	(7.1)	(7.5)
Total segment gross operating margin	$2,057.2	$2,128.4

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Gross operating margin by segment:
NGL Pipelines & Services	$1,042.0	$959.2
Crude Oil Pipelines & Services	452.9	662.3
Natural Gas Pipelines & Services	283.8	264.3
Petrochemical & Refined Products Services	278.5	242.6
Total segment gross operating margin	$2,057.2	$2,128.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the non-cash mark-to-market gains (losses) included in gross operating margin for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(12.3)	$1.3
Crude Oil Pipelines & Services	10.7	99.8
Natural Gas Pipelines & Services	28.8	(0.3)
Petrochemical & Refined Products Services	2.3	(4.5)
Total mark-to-market impact on gross operating margin	$29.5	$96.3

For information regarding our hedging activities, see Note 14.

Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2020	$2,966.3	$2,027.7	$667.6	$1,804.9	$–	$7,466.5
Three months ended March 31, 2019	3,311.6	2,601.6	923.7	1,694.3	–	8,531.2
Revenues from related parties:
Three months ended March 31, 2020	1.8	11.2	3.0	–	–	16.0
Three months ended March 31, 2019	2.8	5.7	3.8	–	–	12.3
Intersegment and intrasegment revenues:
Three months ended March 31, 2020	5,780.7	7,840.3	115.1	808.1	(14,544.2)	–
Three months ended March 31, 2019	5,491.4	7,885.0	195.4	714.4	(14,286.2)	–
Total revenues:
Three months ended March 31, 2020	8,748.8	9,879.2	785.7	2,613.0	(14,544.2)	7,482.5
Three months ended March 31, 2019	8,805.8	10,492.3	1,122.9	2,408.7	(14,286.2)	8,543.5
Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2020	32.7	107.3	1.6	(0.8)	–	140.8
Three months ended March 31, 2019	30.1	124.6	1.7	(1.8)	–	154.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2020	$16,997.8	$6,340.2	$8,433.6	$7,570.1	$2,817.4	$42,159.1
At December 31, 2019	16,652.1	6,324.4	8,432.5	7,553.2	2,641.2	41,603.4
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2020	699.1	1,877.5	27.9	4.0	–	2,608.5
At December 31, 2019	703.8	1,866.5	27.3	2.6	–	2,600.2
Intangible assets, net: (see Note 6)
At March 31, 2020	353.7	1,981.0	931.0	143.7	–	3,409.4
At December 31, 2019	360.2	2,001.9	941.2	145.7	–	3,449.0
Goodwill: (see Note 6)
At March 31, 2020	2,651.7	1,841.0	296.3	956.2	–	5,745.2
At December 31, 2019	2,651.7	1,841.0	296.3	956.2	–	5,745.2
Segment assets:
At March 31, 2020	20,702.3	12,039.7	9,688.8	8,674.0	2,817.4	53,922.2
At December 31, 2019	20,367.8	12,033.8	9,697.3	8,657.7	2,641.2	53,397.8

Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Consolidated revenues:
NGL Pipelines & Services	$2,968.1	$3,314.4
Crude Oil Pipelines & Services	2,038.9	2,607.3
Natural Gas Pipelines & Services	670.6	927.5
Petrochemical & Refined Products Services	1,804.9	1,694.3
Total consolidated revenues	$7,482.5	$8,543.5

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$4,823.0	$5,835.6
Other operating costs and expenses (1)	752.8	728.8
Depreciation, amortization and accretion	482.8	450.9
Asset impairment and related charges	1.6	4.8
Net losses (gains) attributable to asset sales	0.1	(0.4)
General and administrative costs	55.5	52.2
Total consolidated costs and expenses	$6,115.8	$7,071.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the first quarters of 2020 and 2019.

OTA Deferred Tax Liability

On March 5, 2020, we settled the Liquidity Option (see Note 8) and assumed OTA’s deferred tax liability, which primarily comprised the outside basis difference of OTA in the 54,807,352 EPD common units it received in October 2014.  Upon settlement of the Liquidity Option, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA as calculated in accordance with ASC 740, Income Taxes.  At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Unaudited Condensed Statement of Consolidated Operations for the three months ended March 31, 2020.  At March 31, 2020, OTA’s deferred tax liability decreased to $324.7 million primarily due to a decline in the fair value of OTA’s assets, which resulted in an additional non-cash benefit of $115.0 million in income tax expense for the first quarter of 2020.   In total, earnings for the first quarter of 2020 reflect $187.2 million of unrealized income tax benefits related to OTA. The following table presents changes in OTA’s deferred tax liability since the settlement date to March 31, 2020:

Deferred tax liability at March 5, 2020		$439.7
Impact of change in fair value of units on deferred tax liability:
Change in fair value of 54,807,352 EPD common units held by OTA (1)	$(513.5)
Multiplied by estimated blended federal and state tax rate	22.4%	(114.8)
Other, including interim allocations of taxable income		(0.2)
Deferred tax liability at March 31, 2020		$324.7

(1)	The market price of EPD common units declined from $23.67 per unit at March 5, 2020 (settlement date of the Liquidity Option) to $14.30 per unit on March 31, 2020.

The deferred tax liability of OTA will continue to be subject to periodic fluctuations due to changes in the market value of the EPD common units currently held, the resulting changes of which will be recognized through income tax expense (benefit) on our Unaudited Condensed Statements of Consolidated Operations.  For example, if the market price of EPD common units increases between reporting dates, we expect to recognize deferred income tax expense in connection with an anticipated increase in OTA’s deferred tax liability.   Conversely, if the market price of EPD common units decreases between reporting dates, we expect to recognize a deferred income tax benefit in connection with an anticipated decrease in OTA’s deferred tax liability.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax provision (benefit) is summarized below:

	For the Three Months Ended March 31,
	2020	2019
Current portion of income tax provision (benefit):
Federal	$0.1	$0.9
State	4.6	9.0
Foreign	0.2	0.6
Total current portion	4.9	10.5
Deferred portion of income tax provision (benefit):
Federal	(172.8)	(0.1)
State	(11.3)	1.9
Total deferred portion	(184.1)	1.8
Total provision for (benefit from) income taxes	$(179.2)	$12.3

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2020	2019
Pre-Tax Net Book Income (“NBI”)	$1,195.8	$1,292.7

Texas Margin Tax (1)	7.7	10.9
State income taxes (net of federal benefit) (2)	(11.3)	0.2
Federal income taxes computed by applying the federal statutory rate to NBI of corporate entities	(107.8)	1.2
Federal benefit attributable to settlement of Liquidity Option (2)	(67.8)	–
Provision for (benefit from) income taxes	$(179.2)	$12.3

Effective income tax rate	(15.0)%	1.0%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

(2)
The total benefit recognized in income tax expense on March 5, 2020 from settlement of the Liquidity Option was $72.2 million, which is comprised of $4.4 million of state income tax benefit and $67.8 million of federal income tax benefit.

Deferred income taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31,	December 31,
	2020	2019
Deferred tax liabilities:
Attributable to investment in OTA	$324.7
Attributable to property, plant and equipment	103.2	$100.2
Attributable to investments in other entities	3.3	3.3
Total deferred tax liabilities	431.2	103.5
Less deferred tax assets:
Net operating loss carryovers (1)	0.1	0.1
Temporary differences related to Texas Margin Tax	2.9	3.0
Total deferred tax assets	3.0	3.1
Total net deferred tax liabilities	$428.2	$100.4

(1)	These losses expire in various years between 2020 and 2037 and are subject to limitations on their utilization.

Note 12.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
BASIC EARNINGS PER UNIT
Net income attributable to limited partners	$1,350.1	$1,260.5
Earnings allocated to phantom unit awards (1)	(9.9)	(7.8)
Net income available to common unitholders	$1,340.2	$1,252.7

Basic weighted-average number of common units outstanding	2,188.9	2,187.1

Basic earnings per unit	$0.61	$0.57

DILUTED EARNINGS PER UNIT
Net income attributable to limited partners	$1,350.1	$1,260.5

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,188.9	2,187.1
Phantom units (1)	15.1	12.4
Total	2,204.0	2,199.5

Diluted earnings per unit	$0.61	$0.57

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding our phantom units.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Equity-classified awards:
Phantom unit awards	$36.2	$29.4
Profits interest awards	2.9	2.6
Total	$39.1	$32.0

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

Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire EPD common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2019	12,974,684	$27.21
Granted (2)	7,397,845	$25.72
Vested	(4,204,938)	$26.32
Forfeited	(22,624)	$26.92
Phantom unit awards at March 31, 2020	16,144,967	$26.76

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2020 was $190.3 million based on a grant date market price of EPD common units ranging from $24.98 to $25.76 per unit.  An estimated annual forfeiture rate of 2.4% was applied to these awards.

Each phantom unit award includes a distribution equivalent right (“DER”), which entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by EPD to its common unitholders.  Cash payments made in connection with DERs are charged to partners’ equity when the phantom unit award is expected to result in the issuance of common units; otherwise, such amounts are expensed.

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Cash payments made in connection with DERs	$5.8	$4.5
Total intrinsic value of phantom unit awards that vested during period	109.2	97.0

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $278.7 million at March 31, 2020, of which our share of such cost is currently estimated to be $239.8 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

EPCO currently serves as the general partner for each of four limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing such employees a profits interest in one or more of the Employee Partnerships.  The profits interest in a fifth Employee Partnership (EPD PubCo Unit I L.P.) fully vested in February 2020 and the partnership was liquidated.  At March 31, 2020, our share of the total unrecognized compensation cost related to the four remaining Employee Partnerships was $21.0 million, which we expect to recognize over a weighted-average period of 3.2 years.

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

Forward-Starting Swaps
The following table summarizes our portfolio of 30-year forward-starting swaps at March 31, 2020, all of which are associated with the expected future issuance of senior notes.

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Weighted-Average Fixed Rate Locked	Accounting Treatment
Future long-term debt offering	1 forward-starting swap	$75.0	4/2021	2.41%	Cash flow hedge
Future long-term debt offering	5 forward-starting swaps	$500.0	4/2021	2.13%	Cash flow hedge
Future long-term debt offering	2 forward-starting swaps (1)	$150.0	2/2022	1.72%	Cash flow hedge
Future long-term debt offering	1 forward starting swap (1)	$100.0	4/2021	1.46%	Cash flow hedge
Future long-term debt offering	2 forward starting swaps (1)	$150.0	2/2022	1.48%	Cash flow hedge
Future long-term debt offering	2 forward starting swaps (1)	$100.0	2/2022	0.95%	Cash flow hedge

(1)	These swaps were entered into during the three months ended March 31, 2020.

In total, the notional amount of forward-starting swaps outstanding at March 31, 2020 was $1.08 billion.  The weighted-average fixed interest rate of these derivative instruments is 1.83%.

In January 2020, we terminated an aggregate $575 million notional amount of forward-starting swaps, which resulted in net cash payments of $33.3 million.  These swaps were unwound in connection with our issuance of Senior Notes BBB due January 2051.

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

At March 31, 2020, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2020 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	11.9	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.7	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	13.6	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchase of natural gas (Bcf)	4.5	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	4.4	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	126.3	0.4	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	140.0	2.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.8	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	5.1	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	6.8	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	24.5	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	31.4	n/a	Cash flow hedge
Propylene marketing:
Forecasted sales of NGLs for propylene marketing activities (MMBbls)	0.6	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	0.2	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	54.5	0.3	Mark-to-market
NGL risk management activities (MMBbls) (3)	15.7	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (3)	5.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	33.9	9.0	Mark-to-market
Commercial energy risk management activities (TWh) (3)	0.1	n/a	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2021, December 2020 and December 2022, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with transportation, processing, storage assets and end use power requirements.

The carrying amount of our inventories subject to fair value hedges was $28.1 million and $31.7 million at March 31, 2020 and December 31, 2019, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$6.7
Interest rate derivatives	Other assets	–	Other assets	–	Other liabilities	258.3	Other liabilities	6.8
Total interest rate derivatives		–		–		258.3		13.5
Commodity derivatives	Current assets	310.7	Current assets	116.5	Current liabilities	244.6	Current liabilities	107.1
Commodity derivatives	Other assets	–	Other assets	–	Other liabilities	–	Other liabilities	–
Total commodity derivatives		310.7		116.5		244.6		107.1
Total derivatives designated as hedging instruments		$310.7		$116.5		$502.9		$120.6

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$55.1	Current assets	$10.7	Current liabilities	$24.6	Current liabilities	$8.6
Commodity derivatives	Other assets	5.1	Other assets	0.6	Other liabilities	3.0	Other liabilities	0.5
Total commodity derivatives		60.2		11.3		27.6		9.1
Total derivatives not designated as hedging instruments		$60.2		$11.3		$27.6		$9.1

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2020:
Commodity derivatives	$370.9	$–	$370.9	$(267.0)	$–	$(100.6)	$3.3
As of December 31, 2019:
Commodity derivatives	$127.8	$–	$127.8	$(115.3)	$–	$(11.0)	$1.5

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2020:
Interest rate derivatives	$258.3	$–	$258.3	$–	$–	$–	$258.3
Commodity derivatives	272.2	–	272.2	(267.0)	–	–	5.2
As of December 31, 2019:
Interest rate derivatives	$13.5	$–	$13.5	$–	$–	$–	$13.5
Commodity derivatives	116.2	–	116.2	(115.3)	–	–	0.9

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2020	2019
Commodity derivatives	Revenue	$3.9	$(8.5)
Total		$3.9	$(8.5)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2020	2019
Commodity derivatives	Revenue	$(8.2)	$9.9
Total		$(8.2)	$9.9

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2020	2019
Interest rate derivatives	$(292.0)	$–
Commodity derivatives – Revenue (1)	477.8	(86.7)
Commodity derivatives – Operating costs and expenses (1)	(2.7)	(8.5)
Total	$183.1	$(95.2)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2020	2019
Interest rate derivatives	Interest expense	$(23.5)	$(9.2)
Commodity derivatives	Revenue	154.4	65.3
Commodity derivatives	Operating costs and expenses	1.2	(7.0)
Total		$132.1	$49.1

Over the next twelve months, we expect to reclassify $39.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $363.1 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $366.7 million as an increase in revenue and $3.6 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2020	2019
Commodity derivatives	Revenue	$63.5	$95.1
Commodity derivatives	Operating costs and expenses	(0.1)	0.1
Total		$63.4	$95.2

The $63.4 million gain recognized for the three months ended March 31, 2020 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $20.6 million of realized gains and $42.8 million of net unrealized mark-to-market gains attributable to commodity derivatives.

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

	At March 31, 2020 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$764.5	$938.1	$14.3	$1,716.9
Impact of CME Rule 814	(723.9)	(609.7)	(12.4)	(1,346.0)
Total commodity derivatives	40.6	328.4	1.9	370.9
Total	$40.6	$328.4	$1.9	$370.9

Financial liabilities:
Interest rate derivatives	$–	$258.3	$–	$258.3
Commodity derivatives:
Value before application of CME Rule 814	531.1	912.9	5.3	1,449.3
Impact of CME Rule 814	(490.9)	(685.5)	(0.7)	(1,177.1)
Total commodity derivatives	40.2	227.4	4.6	272.2
Total	$40.2	$485.7	$4.6	$530.5

	At December 31, 2019 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$53.4	$343.7	$0.1	$397.2
Impact of CME Rule 814	(47.0)	(222.4)	–	(269.4)
Total commodity derivatives	6.4	121.3	0.1	127.8
Total	$6.4	$121.3	$0.1	$127.8

Financial liabilities:
Liquidity Option (see Note 8)	$–	$–	$509.6	$509.6
Interest rate derivatives	–	13.5	–	13.5
Commodity derivatives:
Value before application of CME Rule 814	88.1	273.6	0.3	362.0
Impact of CME Rule 814	(81.9)	(163.9)	–	(245.8)
Total commodity derivatives	6.2	109.7	0.3	116.2
Total	$6.2	$123.2	$509.9	$639.3

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2020 was a net derivative asset of $267.6 million prior to the impact of CME Rule 814.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities recorded on the balance sheet at March 31, 2020 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements. Refer to Note 8 for discussion of the settlement of the Liquidity Option in March 2020 and Note 11 for the income tax impact related to this transaction.

Nonrecurring Fair Value Measurements

Non-cash asset impairment charges for the three months ended March 31, 2020 were $1.6 million compared to $4.8 million for the three months ended March 31, 2019. Charges for 2020 primarily relate to assets retired during the quarter whose operations have ceased.  Impairment charges are a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $28.77 billion and $30.37 billion at March 31, 2020 and December 31, 2019, respectively.  The aggregate carrying value of these debt obligations was $29.65 billion and $27.15 billion at March 31, 2020 and December 31, 2019, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Revenues – related parties:
Unconsolidated affiliates	$16.0	$12.3
Costs and expenses – related parties:
EPCO and its privately held affiliates	$286.0	$272.9
Unconsolidated affiliates	71.5	123.3
Total	$357.5	$396.2

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2020	December 31, 2019
Accounts receivable - related parties:
Unconsolidated affiliates	$1.9	$2.5

Accounts payable - related parties:
EPCO and its privately held affiliates	$59.8	$143.7
Unconsolidated affiliates	9.6	18.6
Total	$69.4	$162.3

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

At March 31, 2020, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Units	Percentage of Total Units Outstanding
701,956,852	32.1%

Of the total number of units held by EPCO and its privately held affiliates, 108,222,618 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at March 31, 2020.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of EPD’s common units.

We and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the three months ended March 31, 2020 and 2019, we paid EPCO and its privately held affiliates cash distributions totaling $302.8 million and $296.0 million, respectively.

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

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Operating costs and expenses	$251.2	$239.1
General and administrative expenses	30.5	29.3
Total costs and expenses	$281.7	$268.4

We lease office space from privately held affiliates of EPCO.  The rental rates in these lease agreements approximate market rates.  For the three months ended March 31, 2020 and 2019, we recognized $3.4 million and $3.8 million, respectively, of related party operating lease expense in connection with these office space leases.

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

Our accruals for litigation contingencies were $0.2 million at March 31, 2020 and December 31, 2019, and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”

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

In September 2011, ETP filed suit against Enterprise and a third party in the 298th Judicial District Court of Dallas County, Texas in connection with the cancelled project alleging, among other things, that we and ETP had formed a “partnership” and this suit went to trial in 2014.   While the trial court awarded a judgment for damages in ETP’s favor, Enterprise appealed this judgment.  On July 18, 2017, a panel of the Dallas Court of Appeals issued a unanimous opinion reversing the trial court’s judgment as to all of ETP’s claims against Enterprise and rendering judgment that ETP take nothing on those claims.  ETP filed a Petition for Review with the Supreme Court of Texas and, on January 31, 2020, the Supreme Court of Texas issued a unanimous opinion affirming the judgment of the Dallas Court of Appeals in Enterprise’s favor.  On March 6, 2020, the Supreme Court of Texas issued its Mandate to the Trial Court of Dallas County, bringing this lawsuit and the resulting appeal to a close.

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

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.90 billion and $27.88 billion at March 31, 2020 and December 31, 2019, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Accounting Matters
The following table presents information regarding operating leases where we are the lessee at March 31, 2020:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$137.0	$137.5	16 years	4.3%
Transportation equipment	45.6	46.3	3 years	3.5%
Office and warehouse space	176.3	179.8	17 years	3.2%
Total	$358.9	$363.6

(1)	Right-of-use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At March 31, 2020, lease liabilities of $31.0 million and $332.6 million were included within “Other current liabilities” and “Other liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$10.0	$11.0
Related accretion expense on lease liability balances	3.4	2.4
Total fixed lease expense	13.4	13.4
Variable lease expense	0.2	1.8
Subtotal operating lease expense	13.6	15.2
Short-term operating leases	13.2	11.8
Total operating lease expense	$26.8	$27.0

Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term operating lease expense is expensed as incurred.  Cash paid for operating lease liabilities recorded on our balance sheet was $10.1 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively.

We do not have any significant operating or direct financing leases where we are the lessor.  Our operating lease income for the three months ended March 31, 2020 and 2019 was $3.5 million and $4.8 million, respectively.  We do not have any sales-type leases.

Our operating lease commitments at March 31, 2020 did not differ materially from those reported in our 2019 Form 10-K.

Purchase Obligations
We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products.  These commitments represent enforceable and legally binding agreements as of the reporting date.  Our product purchase commitments at March 31, 2020 declined by an estimated $10.45 billion when compared to those reported in our 2019 Form 10-K primarily due to lower NGL and crude oil prices in the first quarter of 2020.  At March 31, 2020, our estimated long-term product purchase obligations totaled $10.12 billion after reflecting the decline in commodity prices, agreements added during the first three months of 2020 and those commitments that expired during the year.  At December 31, 2019, our estimated long-term product purchase obligations totaled $20.57 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Settlement of Liquidity Option

See Note 8 for information regarding settlement of the Liquidity Option on March 5, 2020.

Note 17.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Decrease (increase) in:
Accounts receivable – trade	$1,702.4	$(653.0)
Accounts receivable – related parties	0.5	2.0
Inventories	507.7	(84.5)
Prepaid and other current assets	1,001.7	(223.4)
Other assets	22.7	(13.2)
Increase (decrease) in:
Accounts payable – trade	22.4	(35.7)
Accounts payable – related parties	(93.0)	(7.9)
Accrued product payables	(1,743.1)	673.0
Accrued interest	(193.4)	(178.7)
Other current liabilities	(896.4)	(8.4)
Other liabilities	10.2	(30.0)
Net effect of changes in operating accounts	$341.7	$(559.8)

We incurred liabilities for construction in progress that had not been paid at March 31, 2020 and December 31, 2019 of $394.0 million and $432.0 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
March 31, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$1,897.3	$230.2	$(12.0)	$2,115.5	$0.1	$–	$2,115.6
Accounts receivable – trade, net	1,026.1	2,268.9	(1.2)	3,293.8	–	–	3,293.8
Accounts receivable – related parties	235.3	871.8	(924.3)	182.8	–	(180.9)	1.9
Inventories	1,080.8	458.5	(0.5)	1,538.8	–	–	1,538.8
Derivative assets	324.0	61.8	(20.0)	365.8	–	–	365.8
Prepaid and other current assets	217.3	249.7	(64.8)	402.2	0.8	0.2	403.2
Total current assets	4,780.8	4,140.9	(1,022.8)	7,898.9	0.9	(180.7)	7,719.1
Property, plant and equipment, net	6,537.2	35,664.4	(42.5)	42,159.1	–	–	42,159.1
Investments in unconsolidated affiliates	46,002.5	4,781.6	(48,175.6)	2,608.5	25,229.5	(25,229.5)	2,608.5
Intangible assets, net	631.9	2,794.9	(17.4)	3,409.4	–	–	3,409.4
Goodwill	459.5	5,285.7	–	5,745.2	–	–	5,745.2
Other assets	553.0	313.9	(243.8)	623.1	0.9	–	624.0
Total assets	$58,964.9	$52,981.4	$(49,502.1)	$62,444.2	$25,231.3	$(25,410.2)	$62,265.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,750.0	$–	$–	$1,750.0	$–	$–	$1,750.0
Accounts payable – trade	157.7	769.9	(11.8)	915.8	–	–	915.8
Accounts payable – related parties	895.0	111.9	(937.5)	69.4	180.9	(180.9)	69.4
Accrued product payables	1,379.2	1,788.7	(1.6)	3,166.3	–	–	3,166.3
Accrued interest	238.2	3.2	(3.1)	238.3	–	–	238.3
Derivative liabilities	208.1	81.1	(20.0)	269.2	–	–	269.2
Other current liabilities	191.5	378.3	(63.4)	506.4	–	–	506.4
Total current liabilities	4,819.7	3,133.1	(1,037.4)	6,915.4	180.9	(180.9)	6,915.4
Long-term debt	27,841.3	14.6	–	27,855.9	–	–	27,855.9
Deferred tax liabilities	24.6	400.8	(0.6)	424.8	–	3.4	428.2
Other long-term liabilities	579.4	619.0	(246.8)	951.6	–	–	951.6
Commitments and contingencies
Equity:
Partners’ and other owners’ equity	25,699.9	48,749.4	(49,253.5)	25,195.8	25,050.4	(25,195.8)	25,050.4
Noncontrolling interests	–	64.5	1,036.2	1,100.7	–	(36.9)	1,063.8
Total equity	25,699.9	48,813.9	(48,217.3)	26,296.5	25,050.4	(25,232.7)	26,114.2
Total liabilities and equity	$58,964.9	$52,981.4	$(49,502.1)	$62,444.2	$25,231.3	$(25,410.2)	$62,265.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$9,627.0	$4,638.4	$(6,782.9)	$7,482.5	$–	$–	$7,482.5
Costs and expenses:
Operating costs and expenses	9,219.4	3,624.6	(6,783.7)	6,060.3	–	–	6,060.3
General and administrative costs	5.8	48.4	0.7	54.9	0.6	–	55.5
Total costs and expenses	9,225.2	3,673.0	(6,783.0)	6,115.2	0.6	–	6,115.8
Equity in income of unconsolidated affiliates	678.1	153.1	(690.4)	140.8	1,280.7	(1,280.7)	140.8
Operating income	1,079.9	1,118.5	(690.3)	1,508.1	1,280.1	(1,280.7)	1,507.5
Other income (expense):
Interest expense	(317.7)	(2.6)	2.8	(317.5)	–	–	(317.5)
Other, net	8.2	(511.0)	510.7	7.9	(2.1)	–	5.8
Total other income (expense), net	(309.5)	(513.6)	513.5	(309.6)	(2.1)	–	(311.7)
Income before income taxes	770.4	604.9	(176.8)	1,198.5	1,278.0	(1,280.7)	1,195.8
Benefit from (provision for) income taxes	(4.6)	112.3	(0.3)	107.4	72.1	(0.3)	179.2
Net income	765.8	717.2	(177.1)	1,305.9	1,350.1	(1,281.0)	1,375.0
Net income attributable to noncontrolling interests	–	(1.4)	(24.9)	(26.3)	–	1.4	(24.9)
Net income attributable to entity	$765.8	$715.8	$(202.0)	$1,279.6	$1,350.1	$(1,279.6)	$1,350.1

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$9,477.8	$5,639.6	$(6,573.9)	$8,543.5	$–	$–	$8,543.5
Costs and expenses:
Operating costs and expenses	9,149.5	4,440.1	(6,569.9)	7,019.7	–	–	7,019.7
General and administrative costs	3.8	46.8	0.7	51.3	0.9	–	52.2
Total costs and expenses	9,153.3	4,486.9	(6,569.2)	7,071.0	0.9	–	7,071.9
Equity in income of unconsolidated affiliates	1,276.8	172.1	(1,294.3)	154.6	1,319.2	(1,319.2)	154.6
Operating income	1,601.3	1,324.8	(1,299.0)	1,627.1	1,318.3	(1,319.2)	1,626.2
Other income (expense):
Interest expense	(277.3)	(2.7)	2.8	(277.2)	–	–	(277.2)
Other, net	3.1	1.2	(2.8)	1.5	(57.8)	–	(56.3)
Total other expense, net	(274.2)	(1.5)	–	(275.7)	(57.8)	–	(333.5)
Income before income taxes	1,327.1	1,323.3	(1,299.0)	1,351.4	1,260.5	(1,319.2)	1,292.7
Provision for income taxes	(4.2)	(7.8)	–	(12.0)	–	(0.3)	(12.3)
Net income	1,322.9	1,315.5	(1,299.0)	1,339.4	1,260.5	(1,319.5)	1,280.4
Net income attributable to noncontrolling interests	–	(1.8)	(19.4)	(21.2)	–	1.3	(19.9)
Net income attributable to entity	$1,322.9	$1,313.7	$(1,318.4)	$1,318.2	$1,260.5	$(1,318.2)	$1,260.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$489.1	$1,044.9	$(177.2)	$1,356.8	$1,401.0	$(1,331.9)	$1,425.9
Comprehensive income attributable to noncontrolling interests	–	(1.4)	(24.9)	(26.3)	–	1.4	(24.9)
Comprehensive income attributable to entity	$489.1	$1,043.5	$(202.1)	$1,330.5	$1,401.0	$(1,330.5)	$1,401.0

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	Enterprise Products Partners L.P. (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,294.2	$1,199.3	$(1,299.0)	$1,194.5	$1,115.6	$(1,174.6)	$1,135.5
Comprehensive income attributable to noncontrolling interests	–	(1.8)	(19.4)	(21.2)	–	1.3	(19.9)
Comprehensive income attributable to entity	$1,294.2	$1,197.5	$(1,318.4)	$1,173.3	$1,115.6	$(1,173.3)	$1,115.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$765.8	$717.2	$(177.1)	$1,305.9	$1,350.1	$(1,281.0)	$1,375.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	85.6	424.2	(0.8)	509.0	–	–	509.0
Equity in income of unconsolidated affiliates	(678.1)	(153.1)	690.4	(140.8)	(1,280.7)	1,280.7	(140.8)
Distributions received from unconsolidated affiliates attributable to earnings	397.9	68.0	(339.0)	126.9	981.1	(981.1)	126.9
Net effect of changes in operating accounts and other operating activities	1,161.3	(612.7)	(509.7)	38.9	103.2	–	142.1
Net cash flows provided by operating activities	1,732.5	443.6	(336.2)	1,839.9	1,153.7	(981.4)	2,012.2
Investing activities:
Capital expenditures	(266.8)	(813.0)	0.3	(1,079.5)	–	–	(1,079.5)
Proceeds from asset sales	0.1	0.5	–	0.6	–	–	0.6
Other investing activities	(640.1)	4.6	642.7	7.2	–	–	7.2
Cash used in investing activities	(906.8)	(807.9)	643.0	(1,071.7)	–	–	(1,071.7)
Financing activities:
Borrowings under debt agreements	5,411.8	–	–	5,411.8	–	–	5,411.8
Repayments of debt	(3,406.6)	–	–	(3,406.6)	–	–	(3,406.6)
Cash distributions paid to owners	(981.1)	(374.6)	374.5	(981.2)	(974.2)	981.2	(974.2)
Cash payments made in connection with DERs	–	–	–	–	(5.8)	–	(5.8)
Cash distributions paid to noncontrolling interests	–	(2.2)	(27.9)	(30.1)	–	0.2	(29.9)
Cash contributions from noncontrolling interests	–	–	5.2	5.2	–	–	5.2
Common units acquired in connection with 2019 Buyback Program	–	–	–	–	(140.1)	–	(140.1)
Cash contributions from owners	–	655.5	(655.5)	–	–	–	–
Other financing activities	(61.7)	–	–	(61.7)	(33.6)	–	(95.3)
Cash provided by (used in) financing activities	962.4	278.7	(303.7)	937.4	(1,153.7)	981.4	765.1
Net change in cash and cash equivalents, including restricted cash	1,788.1	(85.6)	3.1	1,705.6	–	–	1,705.6
Cash and cash equivalents, including restricted cash, at beginning of period	109.2	315.8	(15.1)	409.9	0.1	–	410.0
Cash and cash equivalents, including restricted cash, at end of period	$1,897.3	$230.2	$(12.0)	$2,115.5	$0.1	$–	$2,115.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$1,322.9	$1,315.5	$(1,299.0)	$1,339.4	$1,260.5	$(1,319.5)	$1,280.4
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	74.9	399.8	(0.2)	474.5	–	–	474.5
Equity in income of unconsolidated affiliates	(1,276.8)	(172.1)	1,294.3	(154.6)	(1,319.2)	1,319.2	(154.6)
Distributions received from unconsolidated affiliates attributable to earnings	338.4	83.0	(282.4)	139.0	981.7	(981.7)	139.0
Net effect of changes in operating accounts and other operating activities	100.9	(861.7)	27.7	(733.1)	154.0	0.2	(578.9)
Net cash flows provided by operating activities	560.3	764.5	(259.6)	1,065.2	1,077.0	(981.8)	1,160.4
Investing activities:
Capital expenditures	(223.8)	(921.0)	(4.1)	(1,148.9)	–	–	(1,148.9)
Proceeds from asset sales	0.2	1.5	–	1.7	–	–	1.7
Other investing activities	(492.8)	(10.1)	475.6	(27.3)	(84.1)	84.1	(27.3)
Cash used in investing activities	(716.4)	(929.6)	471.5	(1,174.5)	(84.1)	84.1	(1,174.5)
Financing activities:
Borrowings under debt agreements	15,692.4	–	–	15,692.4	–	–	15,692.4
Repayments of debt	(14,999.1)	(0.1)	–	(14,999.2)	–	–	(14,999.2)
Cash distributions paid to owners	(981.7)	(300.5)	300.5	(981.7)	(950.4)	981.7	(950.4)
Cash payments made in connection with DERs	–	–	–	–	(4.5)	–	(4.5)
Cash distributions paid to noncontrolling interests	–	(2.4)	(15.7)	(18.1)	–	0.1	(18.0)
Cash contributions from noncontrolling interests	–	–	34.8	34.8	–	–	34.8
Net cash proceeds from issuance of common units	–	–	–	–	42.7	–	42.7
Common units acquired in connection with 2019 Buyback Program	–	–	–	–	(51.6)	–	(51.6)
Cash contributions from owners	84.1	512.9	(512.9)	84.1	–	(84.1)	–
Other financing activities	–	(5.6)	–	(5.6)	(29.1)	–	(34.7)
Cash provided by (used in) financing activities	(204.3)	204.3	(193.3)	(193.3)	(992.9)	897.7	(288.5)
Net change in cash and cash equivalents, including restricted cash	(360.4)	39.2	18.6	(302.6)	–	–	(302.6)
Cash and cash equivalents, including restricted cash, at beginning of period	393.4	50.3	(33.6)	410.1	–	–	410.1
Cash and cash equivalents, including restricted cash, at end of period	$33.0	$89.5	$(15.0)	$107.5	$–	$–	$107.5

Note 19.  Subsequent Events

Enterprise Enters Into April 2020 364-Day Revolving Credit Agreement

In April 2020, EPO entered into an additional 364-day revolving credit agreement (the “April 2020 364-Day Credit Agreement”).  The new agreement provides EPO with an incremental $1.0 billion of borrowing capacity, thereby increasing its overall borrowing capacity under its credit agreements to $6.0 billion.  Under the terms of the April 2020 364-Day Credit Agreement, EPO may borrow up to $1.0 billion at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein.  EPO may use proceeds from borrowings under the April 2020 364-Day Credit Agreement for working capital, capital expenditures, acquisitions and other company purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2020 and 2019

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as filed on February 28, 2020 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32.1% of EPD’s limited partner common units at March 31, 2020.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2020 compared to the first quarter of 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including the forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.  Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2019 Form 10-K and within Part II, Item 1A of this quarterly report.  These risks include recent impacts of COVID-19 and decreases in certain commodity prices resulting from demand weakness and oversupply, which are discussed in Part II, Item 1A “Risk Factors” of this quarterly report, and this Part I, Item 2.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

Update on 2020 Outlook – Coronavirus and Oil Price Shock

As noted previously, this quarterly report on Form 10-Q, including this Update on 2020 Outlook, contains forward-looking statements that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part I, Item 2 and “Risk Factors” in Part II, Item 1A,  for additional information.  The following update to our 2020 Outlook replaces the general outlook provided in our 2019 Form 10-K under Part II, Item 7.

The global energy industry is being severely impacted by two historic events that began during the first quarter of 2020:

•	the emergence of coronavirus disease 2019 (“COVID-19”) as a global pandemic and its devastating effect on the global economy and energy demand; and

•
the initiation of a crude oil price war in March 2020 between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group) and its effect on global crude oil supplies.  OPEC+ subsequently agreed in April 2020 to reduce global supplies by 9.7 MMBPD beginning with the May 2020 production month.

The consequences of international COVID-19 containment measures (and the resulting dramatic declines in end-user demand for hydrocarbons in general), paired with threatened and actual overproduction of crude oil in April 2020 by Saudi Arabia and Russia (in their attempt to gain market share from each other and U.S. shale producers), resulted in major disruptions to global energy markets.  As a midstream energy company, these macroeconomic events have a direct impact on our financial position, results of operations and cash flows.  As noted in our 2019 Form 10-K, changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we sell and the level of services that we provide to customers.

The ongoing COVID-19 public health emergency has resulted in record, near-term decreases in hydrocarbon demand due to travel restrictions, quarantines, temporary business closures and other measures.  In its April 2020 Oil Market Report dated April 15, 2020 (the “April 2020 Report”), the International Energy Agency (“IEA”) estimated that global crude oil demand for April 2020 declined by approximately 29 MMBPD when compared to April 2019.  For May 2020, the IEA forecasts that demand may be down by approximately 26 MMBPD when compared to May 2019.  Within a few months of its initial discovery in China, the highly infectious COVID-19 virus spread across the globe and achieved pandemic status at the end of January 2020.  U.S. federal, state and local governments, along with governments of most other developed economies, have imposed significant restrictions, including stay-at-home directives, on their populations in an attempt to stem the spread of the disease.  As of April 15, 2020, a total of 187 countries and territories had enacted some form of containment measures.  Although these restrictions have had significant economic repercussions, including dramatic declines in end-user demand for hydrocarbons in general, the spread of the disease has been slowed in some regions.  Many countries, including the U.S., have either enacted or are considering enacting stimulus measures to support recovery of their economies.  For example, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S., which, at $2.2 trillion, is the largest-ever economic stimulus package in U.S. history.  In addition, many central banks across the globe have embarked on significant monetary stimulus programs.

On February 13, 2020, the IEA forecasted that global demand for crude oil would fall to its lowest rate since 2011 due to the effects of COVID-19.  As a result, and in connection with a significant drop in hydrocarbon demand in China due to spread of the disease in that country, the OPEC+ group met in early March 2020 to discuss cutting its crude oil production by an additional 1.5 MMBPD through the second quarter of 2020.  OPEC called on Russia to join them in the proposed cuts, which was promptly rejected by Russia.  On March 10, 2020, Saudi Arabia responded by initiating a price war with Russia by increasing its April production from 9.7 MMBPD to approximately 12.3 MMBPD, while Russia responded by declaring that it would increase its crude oil production by 300 MBPD to approximately 11.5 MMBPD.  The actual and threatened actions by Saudi Arabia and Russia resulted in an immediate, severe decline in crude oil prices. For example, West Texas Intermediate (“WTI”) crude oil prices at Cushing, Oklahoma (as reported by the NYMEX) decreased from $41.28 per barrel on March 6, 2020 to $31.13 on March 9, 2020.  Subsequently, WTI prices fluctuated from a high of $34.36 per barrel to a low of $20.09 per barrel through March 31, 2020.  In contrast, WTI prices closed at $61.06 per barrel on December 31, 2019.

In April 2020, at the urging of President Trump, OPEC and Russia met again to discuss ways to stabilize the global oil markets. After intense negotiations, OPEC and Russia agreed to reduce their combined oil production by 9.7 MMBPD in May and June 2020, 7.7 MMBPD from July through December 2020 and 5.8 MMBPD from January 2021 to April 2022.  Moreover, the U.S., Brazil and Canada contributed an aggregate 3.7 MMBPD of additional reductions on the basis that adverse market dynamics (e.g., COVID-19 demand destruction) will naturally result in lower production from their respective energy industries.  The new OPEC+ agreement will be reevaluated in December 2021.  The length of the output restrictions by U.S., Brazil and Canada will depend on market forces, which are based on supply and demand fundamentals.

Even with the recent production cuts announced by the OPEC+ group and others, the IEA in its April 2020 Report expects that global crude oil inventories will continue to rise over the near term. Notwithstanding the announced production cuts, crude oil prices further collapsed in April 2020, with the WTI price for May delivery closing at negative $37.63 per barrel on April 20, 2020.  Per its April 2020 Report, the IEA expects that a gradual recovery in crude oil demand will gain traction in June 2020, although demand is estimated to be approximately 15 MMBPD lower than in June 2019.  Overall, the IEA expects global crude oil demand to average 90.6 MMBPD in 2020, which represents a decline of approximately 9 MMBPD from 2019.  As demand increases in the second half of 2020, the IEA expects that global crude oil and refined product inventories will begin to decrease, which should support moderate increases in energy commodity prices.  WTI closed at $24.56 per barrel on May 5, 2020.

These macroeconomic events are contributing to a number of significant developments within the domestic energy industry that impact our industry outlook for 2020.  According to published reports, these developments include:

•
Most oil producers in North America will have to reduce the drilling and completion of new wells.  According to a report published by the Federal Reserve Bank of Dallas, average breakeven prices in the Permian Basin range from $48 per barrel to $54 per barrel, with breakeven costs in the Eagle Ford Shale averaging $51 per barrel. As a result of lower crude oil prices, bankruptcies by shale oil producers are expected to increase according to a Rystad Energy report published on April 3, 2020.  In April 2020, Whiting Petroleum Corporation was the first notable producer to declare Chapter 11 bankruptcy due to the crude oil price crash.

Notwithstanding reductions in the drilling and completion of new wells, U.S. producers continued to pump at near-record highs of approximately 13 MMBPD in late March 2020 (down to 12.3 MMBPD by April 10, 2020).

With the reduction in end-user demand caused by COVID-19, certain independent producers filed a complaint seeking that the Railroad Commission of Texas (“Texas RRC”), which has certain regulatory power over crude oil production in Texas, consider curtailing production for the first time in 50 years. Other states are also considering production curtailments. The Texas RRC held an open meeting on April 14, 2020 to discuss prorationing with various energy companies and other interested parties; however, on May 5, 2020, the commissioners passed a motion to dismiss the prorationing complaint.  We continue to monitor state regulatory developments.

Although we expect a near-term reduction in volumes as the effects of these developments ripple through the major production basins, the long term impacts are not known at this time.  We may experience throughput declines in the second half of 2020 on our gathering systems, long-haul liquids and natural gas pipelines and at our terminal, fractionation and export facilities. To the extent that we have firm transportation agreements (e.g., ship-or-pay arrangements) and the shipper/customer has sufficient liquidity to satisfy its contractual commitments, we expect the near-term impacts to be manageable. The expected reduction in upstream production and a lack of downstream global markets is negatively impacting the export of crude oil and basic petrochemicals from our marine terminals; however, LPG export demand has thus far remained resilient. Notably, markets that experience extreme demand shocks like the current environment generally need significant amounts of immediate storage capacity, which we can help provide.

•
Capital spending throughout the domestic energy industry is being significantly reduced to protect cash flow. For example, integrated oil majors Chevron Corporation and ExxonMobil recently announced reductions in their 2020 capital expenditure budgets of 20% (as of March 24, 2020) and 30% (as of April 7, 2020), respectively.  Many smaller and independent energy producers are not expected to have the same level of access to the capital markets as they did during the previous downturn in 2015/2016.

Based on information currently available, we now expect our total capital investments for 2020 to approximate $2.8 billion to $3.3 billion (previously $3.4 billion to $4.4 billion), which reflects growth capital investments of $2.5 billion to $3.0 billion (previously $3.0 billion to $4.0 billion) and approximately $300 million for sustaining capital expenditures (previously $400 million).  We currently expect our growth capital investments on sanctioned projects for 2021 and 2022 to approximate $2.5 billion and $1.5 billion, respectively.  These amounts do not include capital investments associated with our proposed deepwater offshore crude oil terminal (the Sea Port Oil Terminal or “SPOT”), which remains subject to governmental approvals.  We do not expect to receive governmental approvals for SPOT in 2020.

•
Downstream demand for hydrocarbon products such as gasoline and jet fuel is expected to remain depressed until the COVID-19 containment measures are lifted and the economy sufficiently improves.  Refiners have significantly reduced their utilization rates in response to the lack of domestic and international demand.  According to the IEA’s April 2020 Report, global refining throughput for 2020 is forecast to fall 7.6 MMBPD to 74.3 MMBPD in 2020 on sharply reduced demand for transportation fuels.  Global refinery intake is expected to decrease 16 MMBPD in the second quarter of 2020 when compared to the second quarter of 2019.  Although refinery runs are falling, the IEA expects that refined product inventories will increase by 6 MMBPD due to drastically lower demand.  The IEA expects that refining activity will slowly recover in the second half of 2020.

As a result of the decline in downstream refinery activity and demand for transportation fuels, we expect near-term declines in our petrochemical and refined products businesses, particularly in volumes attributable to our Mont Belvieu octane enhancement facilities and related plants. We also expect near-term reductions in propylene fractionation volumes in the second quarter of 2020. Volumes at our facilities should improve as COVID-19 containment measures are lifted and economic conditions improve.

Although the outlook for 2020 includes major challenges for the domestic energy industry, we believe that our partnership was in a strong financial position entering into these unprecedented events and can endure through this economic cycle due to the following:

•
We entered 2020 in the strongest financial position in our 22-year history, with a solid balance sheet, strong liquidity and good coverage of the cash distribution.  Our liquidity is supported by investment grade credit ratings on EPO’s long-term senior unsecured debt of BBB+, Baa1 and BBB+ from Standard & Poors, Moody’s and Fitch, respectively;

•
At April 30, 2020, our liquidity was $8.1 billion comprised of an aggregate $6.0 billion from undrawn revolving credit facilities and $2.1 billion of cash on hand. This includes a second 364-Day Revolving Credit Agreement that we entered into on April 3, 2020 that increased our liquidity by $1.0 billion;

•
We do not currently anticipate any need to access the debt capital markets until 2021. We completed a $3.0 billion senior notes offering in January 2020 that provided funds to repay all of our $1.5 billion of senior note maturities in 2020, and believe that we will have sufficient liquidity and/or access to debt capital markets to fund $1.33 billion of senior notes maturing in 2021;

•
In addition to the adjustments we made to our capital spending program for 2020 noted previously, we continue to discuss project commitments with customers and joint venture opportunities with strategic partners to optimize our use of available liquidity. These efforts could further reduce our planned growth capital investments for 2020, 2021 and 2022;

•	Our business is predominately fee-based (approximately 86% in 2019), with a substantial portion backed by take-or-pay arrangements;

•
Across all of our assets, we have contracted with a large number of quality customers in order to achieve customer diversification.  In 2019, our top 200 largest customers represented 96% of consolidated revenues.  Based on their respective year-end 2019 debt ratings, 81% of our top 200 customers were either investment grade rated or backed by letters of credit.  Additionally, only 6% of our top 200 customer revenues were attributable to sub-investment grade or non-rated upstream producers. Given the current market environment, the rating agencies have taken numerous rating actions, including downgrades, across the energy industry.  After adjusting for all ratings actions through April 23, 2020, we estimate that 78% of our top 200 customers remain investment grade rated or are backed by letters of credit;

•
We continue to leverage our assets to provide incremental services to customers during this difficult period and to respond to market opportunities caused by the destruction in near-term hydrocarbon demand and the related price shocks on crude oil, NGLs, refined products and petrochemicals. Currently, crude oil prices, along with those of certain refined products, are in contango as near-term deliveries trade at steep discounts to contracts further out in time;

•	Our LPG export terminals continue to operate at high levels of utilization, thus far demonstrating resilient international demand for these energy commodities; and

•
In light of current events, we are closely monitoring the recoverability of our long-lived assets, equity method investments, intangible assets and goodwill carrying values for potential impairment.  We did not recognize any significant non-cash asset impairment charges during the first quarter of 2020.  However, if the impacts from the outbreak of COVID-19 and adverse developments in the global energy markets persist for significantly longer periods than currently expected, these events could result in asset impairment charges in the future.

Other Recent Developments

Enterprise Enters Into April 2020 364-Day Revolving Credit Agreement

In April 2020, EPO entered into an additional 364-day revolving credit agreement (the “April 2020 364-Day Credit Agreement”).  The new agreement provides EPO with an incremental $1.0 billion of borrowing capacity, thereby increasing its overall borrowing capacity under its credit agreements to $6.0 billion.  The April 2020 364-Day Credit Agreement enhances our financial flexibility during the current economic downturn caused by the COVID-19 pandemic and oil price shock.

Under the terms of the April 2020 364-Day Credit Agreement, EPO may borrow up to $1.0 billion at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein.  EPO may use proceeds from borrowings under the April 2020 364-Day Credit Agreement for working capital, capital expenditures, acquisitions and other company purposes.

Enterprise Provides Distribution and Buyback Guidance for 2020

On March 18, 2020, the Board declared a quarterly cash distribution to be paid to our limited partners with respect to the first quarter of 2020 of $0.4450 per common unit, or $1.78 per unit on an annualized basis.  The quarterly distribution associated with the first quarter of 2020 is payable on May 12, 2020, to unitholders of record as of the close of business on April 30, 2020.  This distribution represents a 1.7% increase over the distribution declared with respect to the first quarter of 2019.

In light of current economic conditions, management will evaluate future cash distributions in 2020 on a quarterly basis.  The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments.

In January 2020, management announced its intention to use approximately 2.0% of net cash flow provided by operating activities, or cash flow from operations (“CFFO”), in 2020 to repurchase EPD common units under the Buyback Program approved in January 2019 (the “2019 Buyback Program”).   For information regarding the 2019 Buyback Program, including repurchases of common units in the first quarter of 2020, see “Liquidity and Capital Resources – Common Unit Buyback Program” within this Part I, Item 2.

Settlement of Liquidity Option

On February 25, 2020, the Partnership received notice from Marquard & Bahls AG (“M&B”) of its election to exercise its rights (the “Liquidity Option”) under the Liquidity Option Agreement among EPD, Oiltanking Holding Americas, Inc. (“OTA”) and M&B dated October 1, 2014 (the “Liquidity Option Agreement”).  On March 5, 2020, we settled our obligations under the Liquidity Option Agreement by issuing 54,807,352 new EPD common units to Skyline North Americas, Inc. (“Skyline,” an affiliate of M&B) in exchange for the capital stock of OTA.  Upon settlement of the Liquidity Option, we indirectly acquired the 54,807,352 EPD common units owned by OTA (which were issued to OTA in October 2014) and assumed all future income tax obligations of OTA, including its deferred tax liability.  At March 5, 2020, OTA’s assets and liabilities consisted primarily of the EPD common units it owned and the related deferred tax liability, respectively.

At March 5, 2020, our accrual for the Liquidity Option liability was $511.9 million.  The Liquidity Option liability, at any measurement date, represents the present value of estimated federal and state income taxes that we believe a market participant would incur due to ownership of OTA, including its deferred income tax liabilities.  OTA’s deferred tax liability at March 5, 2020 was $439.7 million.  The market value of the new EPD common units issued to Skyline was $1.30 billion based on a closing price of $23.67 per unit on March 5, 2020.

The 54,807,352 new EPD common units issued to Skyline upon settlement of the Liquidity Option constitute “restricted securities” in the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) and may not be resold except pursuant to an effective registration statement or an available exemption under the Securities Act.  In connection with the settlement of the Liquidity Option, Enterprise entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Skyline. Pursuant to the Registration Rights Agreement, Skyline has the right to request that we prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of such EPD common units that Skyline and its affiliates then own. Our obligation to Skyline to effect such transactions is limited to five registration statements and underwritten offerings.

As a result of the Liquidity Option settlement, the partners’ capital balance for common units (as presented on our Unaudited Condensed Consolidated Balance Sheet) increased by the $1.30 billion market value of the new EPD common units issued to Skyline.  Since OTA does not meet the definition of a business as described in ASC 805, Business Combinations, the acquisition of OTA was accounted for as the purchase of treasury units and the assumption of related deferred income tax liability.  In consolidation, we present the 54,807,352 EPD common units owned by OTA as treasury units, with their historical cost based on the $1.30 billion market value of the 54,807,352 new EPD common units issued to Skyline.

For information regarding the impact of the settlement on our earnings for the first quarter of 2020, see “Income Statement Highlights – Income Taxes” within this Item 2.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2019 by quarter:
1st Quarter	$3.15	$0.30	$0.67	$0.82	$0.85	$1.16	$0.38	$0.24	$0.31
2nd Quarter	$2.64	$0.21	$0.55	$0.63	$0.65	$1.21	$0.37	$0.24	$0.25
3rd Quarter	$2.23	$0.17	$0.44	$0.51	$0.66	$1.06	$0.38	$0.23	$0.21
4th Quarter	$2.50	$0.19	$0.50	$0.68	$0.82	$1.20	$0.35	$0.21	$0.25
2019 Averages	$2.63	$0.22	$0.54	$0.66	$0.75	$1.16	$0.37	$0.23	$0.26

2020 by quarter:
1st Quarter	$1.95	$0.14	$0.37	$0.57	$0.63	$0.93	$0.31	$0.18	$0.19

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of McGraw Hill Financial, Inc.
(2)	NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service.
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

The weighted-average indicative market price for NGLs was $0.35 per gallon in the first quarter of 2020 versus $0.57 per gallon during the first quarter of 2019.  The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2019 by quarter:
1st Quarter	$54.90	$53.70	$61.19	$62.35
2nd Quarter	$59.81	$57.62	$66.47	$67.07
3rd Quarter	$56.45	$56.12	$59.75	$60.64
4th Quarter	$56.96	$57.80	$60.04	$60.76
2019 Averages	$57.03	$56.31	$61.86	$62.71

2020 by quarter:
1st Quarter	$46.17	$45.51	$47.81	$48.15

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

The decline in commodity prices since the beginning of 2020 is attributable to the ongoing effects of the COVID-19 pandemic and, with respect to crude oil, the recent oil price dispute between Saudi Arabia and Russia.  See “Update on 2020 Outlook – Coronavirus and Oil Price Shock” within this Item 2 for information regarding these events.

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

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Revenues	$7,482.5	$8,543.5
Costs and expenses:
Operating costs and expenses:
Cost of sales	4,823.0	5,835.6
Other operating costs and expenses	752.8	728.8
Depreciation, amortization and accretion expenses	482.8	450.9
Net losses (gains) attributable to asset sales	0.1	(0.4)
Asset impairment and related charges	1.6	4.8
Total operating costs and expenses	6,060.3	7,019.7
General and administrative costs	55.5	52.2
Total costs and expenses	6,115.8	7,071.9
Equity in income of unconsolidated affiliates	140.8	154.6
Operating income	1,507.5	1,626.2
Interest expense	(317.5)	(277.2)
Change in fair value of Liquidity Option	(2.3)	(57.8)
Other, net	8.1	1.5
Benefit from (provision for) income taxes	179.2	(12.3)
Net income	1,375.0	1,280.4
Net income attributable to noncontrolling interests	(24.9)	(19.9)
Net income attributable to limited partners	$1,350.1	$1,260.5

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
NGL Pipelines & Services:
Sales of NGLs and related products	$2,419.2	$2,671.2
Midstream services	548.9	643.2
Total	2,968.1	3,314.4
Crude Oil Pipelines & Services:
Sales of crude oil	1,696.9	2,328.4
Midstream services	342.0	278.9
Total	2,038.9	2,607.3
Natural Gas Pipelines & Services:
Sales of natural gas	399.2	655.7
Midstream services	271.4	271.8
Total	670.6	927.5
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,597.5	1,480.6
Midstream services	207.4	213.7
Total	1,804.9	1,694.3
Total consolidated revenues	$7,482.5	$8,543.5

Total revenues for the first quarter of 2020 decreased $1.06 billion when compared to the first quarter of 2019 primarily due to a net $1.02 billion decrease in marketing revenues.  Revenues from the marketing of crude oil and natural gas decreased $888.0 million quarter-to-quarter primarily due to lower sales prices, which accounted for a $610.0 million decrease, and lower sales volumes, which accounted for an additional $278.0 million decrease.  Revenues from the marketing of NGLs decreased a net $252.0 million quarter-to-quarter primarily due to lower sales prices, which accounted for a $962.4 million decrease, partially offset by the effects of higher sales volumes, which resulted in a $710.4 million increase.  Revenues from the marketing of petrochemicals and refined products increased a net $116.9 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $197.1 million increase, partially offset by lower sales prices, which resulted in an $80.2 million decrease.

Revenues from midstream services for the first quarter of 2020 decreased $37.9 million when compared to the first quarter of 2019.  Revenues from our natural gas processing facilities decreased a net $45.3 million quarter-to-quarter primarily due to the impact of lower NGL prices in the first quarter of 2020 compared to the first quarter of 2019 on the value of equity NGLs we receive as non-cash consideration for processing services.  Revenues from our Midland-to-ECHO 2 pipeline, which commenced limited service in February 2019 and full service in April 2019, increased $41.0 million quarter-to-quarter.  Lastly, revenues from our Mont Belvieu NGL fractionation complex decreased $35.8 million quarter-to-quarter primarily due to lower fractionation fee revenues from third parties.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2020 decreased $959.4 million when compared to the first quarter of 2019 primarily due to lower cost of sales.  The cost of sales associated with our marketing of crude oil and natural gas decreased a combined $703.1 million quarter-to-quarter primarily due to lower purchase prices, which accounted for a $488.4 million decrease, and lower sales volumes, which accounted for an additional $214.7 million decrease.  The cost of sales associated with our marketing of NGLs, petrochemicals and refined products decreased a combined net $309.5 million quarter-to-quarter primarily due to lower purchase prices, which accounted for a $1.02 billion decrease, partially offset by higher sales volumes, which accounted for a $706.6 million increase.

Other operating costs and expenses for the first quarter of 2020 increased $24.0 million quarter-to-quarter primarily due to higher employee compensation costs and ad valorem taxes.  Depreciation, amortization and accretion expense increased $31.9 million quarter-to-quarter primarily due to assets placed into full or limited service since the first quarter of 2019 (e.g., the isobutane dehydrogenation (“iBDH”) plant, Mentone and Orla facilities and the Enterprise Navigator ethylene terminal).

General and administrative costs

General and administrative costs for the first quarter of 2020 increased $3.3 million when compared to the first quarter of 2019 primarily due to higher employee compensation costs and professional services expense.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2020 decreased $13.8 million when compared to the first quarter of 2019 primarily due to decreased earnings from our investments in crude oil pipelines.

Operating income

Operating income for the first quarter of 2020 decreased $118.7 million when compared to the first quarter of 2019 due to the previously described quarter-to-quarter changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Interest charged on debt principal outstanding	$331.5	$307.5
Impact of interest rate hedging program, including related amortization (1)	9.6	(1.1)
Interest costs capitalized in connection with construction projects (2)	(30.5)	(36.2)
Other (3)	6.9	7.0
Total	$317.5	$277.2

(1)	Amount presented for the first quarter of 2019 includes a $9.8 million benefit from swaption premiums.
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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $24.0 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the first quarter of 2020, which accounted for a $31.2 million increase, partially offset by the effect of lower overall interest rates during the first quarter of 2020, which accounted for a $7.2 million decrease.  Our weighted-average debt principal balance for the first quarter of 2020 was $29.39 billion compared to $26.76 billion for the first quarter of 2019.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital investments. For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.   For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Change in fair value of Liquidity Option

For the period in which the Liquidity Option was outstanding, we recognized non-cash expense in connection with accretion and changes in management estimates that affected the valuation of the Liquidity Option liability.   As discussed in the following section, Income taxes, our obligations under the Liquidity Option Agreement were settled on March 5, 2020.

Expense attributable to changes in the fair value of the Liquidity Option were $2.3 million and $57.8 million during the first quarters of 2020 and 2019, respectively.  Expense for the first quarter of 2020 primarily reflects accretion expense for the period in which the Liquidity Option liability was outstanding before it was settled on March 5, 2020.  The higher level of expense recognized in the first quarter of 2019 was primarily due to a decrease in the discount factor used in determining the present value of the liability.

Income taxes

We recognized a non-cash benefit from income taxes in the first quarter of 2020 in the amount of $179.2 million primarily due to settlement of the Liquidity Option liability on March 5, 2020, which accounted for $72.2 million of the benefit, and a subsequent decrease in the related deferred income tax amounts through March 31, 2020, which accounted for an additional $115.0 million benefit.

On March 5, 2020, we settled the Liquidity Option (see “Other Recent Developments” within this Item 2) and assumed OTA’s deferred tax liability, which mainly comprised the outside basis difference of OTA in the 54,807,352 EPD common units it received in October 2014.  Upon settlement of the Liquidity Option, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA as calculated in accordance with ASC 740, Income Taxes.  At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income taxes” line on our Unaudited Condensed Statement of Consolidated Operations for the three months ended March 31, 2020.  At March 31, 2020, OTA’s deferred tax liability decreased to $324.7 million primarily due to a decline in the fair value of OTA’s assets, which resulted in an additional non-cash benefit of $115.0 million in income tax expense for the first quarter of 2020.

For additional information regarding income taxes, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Gross operating margin by segment:
NGL Pipelines & Services	$1,042.0	$959.2
Crude Oil Pipelines & Services	452.9	662.3
Natural Gas Pipelines & Services	283.8	264.3
Petrochemical & Refined Products Services	278.5	242.6
Total segment gross operating margin (1)	2,057.2	2,128.4
Net adjustment for shipper make-up rights	(9.7)	5.3
Total gross operating margin (non-GAAP)	$2,047.5	$2,133.7

(1)
Within the context of this table, total segment gross operating margin represents a subtotal and corresponds to measures similarly titled within our business segment disclosures found under Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Operating income	$1,507.5	$1,626.2
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	482.8	450.9
Asset impairment and related charges in operating costs and expenses	1.6	4.8
Net losses (gains) attributable to asset sales in operating costs and expenses	0.1	(0.4)
General and administrative costs	55.5	52.2
Total gross operating margin (non-GAAP)	$2,047.5	$2,133.7

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2020	2019
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$252.3	$292.7
NGL pipelines, storage and terminals	653.3	557.3
NGL fractionation	136.4	109.2
Total	$1,042.0	$959.2

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,762	3,436
NGL marine terminal volumes (MBPD)	742	540
NGL fractionation volumes (MBPD)	1,133	969
Equity NGL production volumes (MBPD) (1)	140	154
Fee-based natural gas processing volumes (MMcf/d) (2,3)	4,659	4,758

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing facilities.
(3)
Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.  For the second, third and fourth quarters of 2019, fee-based natural gas processing volumes measured in this manner were 4,705 MMcf/d, 4,724 MMcf/d and 4,763 MMcf/d, respectively, and averaged 4,738 MMcf/d for 2019 and 4,430 MMcf/d for 2018.

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2020 decreased $40.4 million when compared to the first quarter of 2019.  Gross operating margin from our South Texas natural gas processing facilities decreased $24.8 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for an $18.6 million decrease, and lower average processing fees, which accounted for an additional $5.2 million decrease.  Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $17.9 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $21.9 million decrease, partially offset by higher processing and other fees, which accounted for a $5.2 million increase.  On a combined basis, fee-based natural gas processing volumes and equity NGL production volumes decreased 181 MMcf/d and 16 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our Permian Basin natural gas processing facilities decreased $14.4 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $13.1 million decrease, and higher operating costs, which accounted for an additional $7.6 million decrease, partially offset by higher fee-based natural gas processing volumes, which accounted for an $11.0 million increase.  Fee-based processing volumes at our Permian Basin natural gas processing facilities increased 273 MMcf/d quarter-to-quarter primarily due to processing volumes contributed by the third processing train at our Orla natural gas processing facility and our Mentone natural gas processing facility, which were placed into service in July 2019 and December 2019, respectively.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased $5.4 million quarter-to-quarter primarily due to lower average processing margins, which accounted for a $7.7 million decrease, and lower processing volumes, which accounted for an additional $1.5 million decrease, partially offset by higher average processing fees, which accounted for a $3.9 million increase.  Net to our interest, fee-based natural gas processing volumes decreased 208 MMcf/d quarter-to-quarter.  Gross operating margin from our Carthage natural gas processing facilities (Panola and Bulldog) decreased $4.1 million quarter-to-quarter primarily due to lower average processing margins.  Fee-based natural gas processing volumes at these facilities increased 70 MMcf/d.

Gross operating margin from our NGL marketing activities increased a net $25.5 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $78.7 million increase, partially offset by lower average sales margins, which accounted for a $52.7 million decrease.  Results from marketing strategies that optimize our export, storage and plant assets increased a combined $41.5 million quarter-to-quarter, partially offset by lower earnings from the optimization of our transportation assets, which accounted for a $3.4 million decrease.  In addition, results from NGL marketing decreased $12.6 million quarter-to-quarter due to non-cash, mark-to-market losses of $12.2 million in the first quarter of 2020.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2020 increased  $96.0 million when compared to the first quarter of 2019.  Gross operating margin from LPG-related activities at EHT increased $33.0 million quarter-to-quarter primarily due to higher export volumes of 205 MBPD.  The increase in export volumes is attributable to an LPG expansion project at EHT that we completed in the third quarter of 2019. Gross operating margin from our Houston Ship Channel Pipeline System increased $8.2 million quarter-to-quarter primarily due to a 208 MBPD increase in transportation volumes.

Gross operating margin from our Shin Oak NGL Pipeline increased $24.7 million quarter-to-quarter primarily due to higher direct tariff transportation volumes, which accounted for a $22.4 million increase. Net to our interest, direct tariff movements on the Shin Oak NGL Pipeline increased 26 MBPD quarter-to-quarter.  Gross operating margin from our Chaparral NGL Pipeline increased $14.2 million quarter-to-quarter primarily due to higher transportation volumes of 43 MBPD, which accounted for a $9.9 million increase, and higher average transportation fees, which accounted for an additional $2.9 million increase. Gross operating margin from our Aegis Pipeline increased $19.0 million quarter-to-quarter primarily due to a 154 MBPD increase in transportation volumes.

Gross operating margin from our equity investment in the Front Range Pipeline increased $3.9 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $2.9 million increase, and higher transportation volumes of 14 MBPD (net to our interest), which accounted for an additional $2.8 million increase.  Gross operating margin from our Morgan’s Point Ethane Export Terminal increased $3.7 million quarter-to-quarter primarily due to lower utility and compensation costs.  Gross operating margin from our Dixie Pipeline and related terminals increased a combined $3.0 million quarter-to-quarter primarily due to higher transportation volumes of 24 MBPD.

Gross operating margin from our Appalachia-to-Texas Express, or “ATEX,” pipeline decreased $10.3 million quarter-to-quarter primarily due to lower transportation volumes, which decreased 32 MBPD quarter-to-quarter.

Gross operating margin from our Mont Belvieu storage facility decreased $7.4 million quarter-to-quarter primarily due to lower handling fee revenues.

NGL fractionation
Gross operating margin from NGL fractionation during the first quarter of 2020 increased $27.2 million when compared to the first quarter of 2019.  Gross operating margin at our Hobbs NGL fractionator increased $18.5 million quarter-to-quarter primarily due to lower major maintenance costs, which accounted for a $14.4 million increase, and higher fractionation volumes of 18 MBPD, which accounted for an additional $3.5 million increase. The first quarter of 2019 included downtime for major maintenance activities at Hobbs.  Gross operating margin at our Norco NGL fractionator increased $5.3 million quarter-to-quarter primarily due to lower maintenance and other operating costs, which accounted for a $2.5 million increase, and higher fractionation volumes of 13 MBPD, which accounted for an additional $2.0 million increase.

Gross operating margin from our Mont Belvieu NGL fractionation complex was essentially flat quarter-to-quarter primarily due to lower product blending revenues, which accounted for a $7.6 million decrease, being nearly offset by the impact of higher fractionation volumes, which accounted for a $7.4 million increase.  NGL fractionation volumes increased 87 MBPD quarter-to-quarter (net to our interest) in part due to start-up of the first fractionation train at our newly constructed NGL fractionation facility located in Chambers County, Texas (“Frac X”).

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2020	2019
Segment gross operating margin:
Midland-to-ECHO System:
Midland-to-ECHO 1 pipeline and related business activities, excluding associated non-cash mark-to-market results	$60.2	$99.7
Non-cash mark-to-market gain attributable to the Midland-to-ECHO 1 pipeline	0.9	67.2
Total Midland-to-ECHO 1 pipeline and related business activities	61.1	166.9
Midland-to-ECHO 2 pipeline	29.3	17.4
Total Midland-to-ECHO System	90.4	184.3
Other crude oil pipelines, terminals and related marketing results	362.5	478.0
Total	$452.9	$662.3

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,393	2,227
Crude oil marine terminal volumes (MBPD)	985	886

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2020 decreased $209.4 million when compared to the first quarter of 2019.  Gross operating margin from our Midland-to-ECHO 1 pipeline and related business activities decreased $105.8 million quarter-to-quarter primarily due to lower non-cash mark-to-market earnings, which accounted for a $66.3 million decrease, and lower earnings from related marketing activities, which accounted for an additional $44.9 million decrease.  Gross operating margin from our Midland-to-ECHO 2 pipeline increased $11.9 million primarily due to higher transportation volumes of 64 MBPD, which accounted for a $22.2 million increase, partially offset by higher operating costs of $10.6 million.

Gross operating margin from other crude oil marketing activities decreased $118.0 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $94.9 million decrease, and lower non-cash mark-to-market earnings, which accounted for an additional $22.8 million decrease.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $16.5 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $9.9 million decrease, and lower transportation volumes, which accounted for an additional $8.1 million decrease.  Transportation volumes on the Seaway Pipeline decreased 52 MBPD quarter-to-quarter (net to our interest).    Gross operating margin from our South Texas Crude Oil Pipeline System decreased $9.5 million quarter-to-quarter primarily due to lower deficiency fees in the first quarter of 2020.  Transportation volumes on the South Texas Crude Oil Pipeline System increased 10 MBPD quarter-to-quarter.

Gross operating margin from our West Texas System increased $13.4 million quarter-to-quarter primarily due to higher transportation volumes of 74 MBPD.  Lastly, gross operating margin from crude oil activities at EHT increased $15.4 million quarter-to-quarter primarily due to higher net export volumes of 64 MBPD.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2020	2019

Segment gross operating margin	$283.8	$264.3

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	13,854	14,197

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2020 increased $19.5 million when compared to the first quarter of 2019.  Gross operating margin from our natural gas marketing activities increased $31.6 million quarter-to-quarter primarily due to higher non-cash mark-to-market earnings.

Gross operating margin from our Permian Basin Gathering System increased $10.9 million quarter-to-quarter primarily due to higher condensate sales, which accounted for a $7.2 million increase, and a 306 BBtus/d increase in natural gas volumes, which accounted for an additional $5.5 million increase.

Gross operating margin from our Haynesville Gathering System decreased $13.2 million quarter-to-quarter primarily due to lower gathering, compression and other fee revenues, which accounted for a $10.0 million decrease, and lower gathering volumes of 245 BBtus/d, which accounted for an additional $3.9 million decrease.

Gross operating margin from our Texas Intrastate System decreased $8.8 million quarter-to-quarter primarily due to lower capacity reservation fees.  Transportation volumes on our Texas Intrastate System increased 31 BBtus/d.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2020	2019
Segment gross operating margin:
Propylene production and related activities	$108.6	$102.3
Butane isomerization and related operations	16.1	24.0
Octane enhancement and related plant operations	69.0	24.3
Refined products pipelines and related activities	75.1	81.9
Marine transportation and other services	9.7	10.1
Total	$278.5	$242.6

Selected volumetric data:
Propylene production volumes (MBPD)	98	90
Butane isomerization volumes (MBPD)	105	111
Standalone DIB processing volumes (MBPD)	105	93
Octane enhancement and related plant sales volumes (MBPD) (1)	34	24
Pipeline transportation volumes, primarily refined products & petrochemicals (MBPD)	712	810
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	271	338

(1)
Reflects aggregate sales volumes for our octane additive and iBDH facilities located at our Mont Belvieu complex and our high-purity isobutylene production facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the first quarter of 2020 increased $6.3 million when compared to the first quarter of 2019.  Gross operating margin from our initial propane dehydrogenation (“PDH 1”) facility increased $12.2 million quarter-to-quarter primarily due to higher propylene and associated by-product sales volumes.  Plant production for PDH 1, which includes by-products, increased 5 MBPD quarter-to-quarter.  Gross operating margin from our Mont Belvieu propylene splitters decreased $3.6 million quarter-to-quarter primarily due to higher major maintenance costs incurred during the first quarter of 2020. Propylene production volumes from our splitter units increased 3 MBPD (net to our interest).

Isomerization and related operations
Gross operating margin from isomerization and related operations decreased $7.9 million quarter-to-quarter primarily due to lower average by-product sales prices.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations, which includes our recently completed iBDH facility, increased $44.7 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $26.0 million increase, and higher average sales margins, which accounted for an additional $24.1 million increase, partially offset by higher operating expenses, which accounted for a $6.5 million decrease.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities during the first quarter of 2020 decreased $6.8 million when compared to the first quarter of 2019 primarily due to lower storage revenues from our refined products terminal in Beaumont, Texas.  Terminaling volumes at Beaumont decreased a net 36 MBPD quarter-to-quarter.

Marine transportation and other services
Gross operating margin from marine transportation and other services during the first quarter of 2020 decreased $0.4 million when compared to the first quarter of 2019.   Gross operating margin from our marine transportation business increased $2.1 million quarter-to-quarter primarily due to higher day rates.  Gross operating margin from our ethylene export terminal and related operations was a $2.7 million loss in the first quarter of 2020 due to operating expenses incurred for the start-up of our ethylene export terminal, which was placed into limited service in December 2019.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe we will have sufficient liquidity, cash flow from operations and access to capital markets to fund our capital investments and working capital needs for the reasonably foreseeable future.  At March 31, 2020, we had $7.0 billion of consolidated liquidity, which was comprised of $5.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $2.0 billion of unrestricted cash on hand.  On April 3, 2020, our liquidity position was enhanced when EPO entered into its April 2020 364-Day Credit Agreement, which provides EPO with an incremental $1.0 billion of borrowing capacity (see “Other Recent Developments” within this Item 2).  EPO’s aggregate borrowing capacity under its revolving credit facilities, including that of the April 2020 364-Day Credit Agreement, is now $6.0 billion.

We may issue equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows EPD and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

Common Unit Buyback Program

EPD repurchased 6,357,739 common units under its 2019 Buyback Program through open market purchases in the first quarter of 2020.  The total purchase price of these repurchases (including commissions and fees) was $140.1 million, and represented 1.9% of our consolidated CFFO for the twelve months ended March 31, 2020. The repurchased units were cancelled immediately upon acquisition. As of March 31, 2020, the remaining available capacity under the 2019 Buyback Program was $1.78 billion.

In addition to the 2019 Buyback Program, privately held affiliates of EPCO acquired 1,459,000 of EPD’s common units on the open market during the first quarter of 2020.  In the aggregate, 7,816,739 common units were purchased on the open market during the first quarter of 2020 under the 2019 Buyback Program and by privately held affiliates of EPCO.

Consolidated Debt

The following table presents scheduled maturities of our consolidated debt obligations outstanding at March 31, 2020 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal amount of senior and junior debt obligations	$29,896.4	$1,000.0	$1,325.0	$1,400.0	$1,250.0	$850.0	$24,071.4

At March 31, 2020, there were no borrowings outstanding under EPO’s revolving credit facilities.

As discussed under “Other Recent Developments” within this Item 2, EPO issued $3.0 billion aggregate principal amount of senior notes in January 2020.  The net proceeds from this debt offering were used (i) to repay $500 million principal amount of senior notes maturing in January 2020, (ii) for the temporary repayment of amounts outstanding under EPO’s commercial paper program and (iii) for general company purposes.  In addition, net proceeds from the January 2020 senior notes offering will be used for the repayment of $1.0 billion principal amount of senior notes maturing in September 2020.

Credit Ratings

As of May 8, 2020, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Issuance of Common Units

On March 5, 2020, we settled our obligations under the Liquidity Option Agreement. As a result, EPD issued 54,807,352 of its common units to Skyline and indirectly reacquired the 54,807,352 EPD common units owned by OTA. For additional information regarding this transaction, see “Other Recent Developments – Settlement of Liquidity Option” within this Item 2.

EPD has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”). In July 2019, EPD announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the partnership’s need for equity capital.  In February 2020, a total of 1,422,063 common units were purchased on the open market and delivered to participants in connection with the DRIP and EUPP.  Apart from $0.5 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 12, 2020.

EPD issued and delivered a combined 1,516,779 common units in the first quarter of 2019 in connection with the DRIP and EUPP, which generated net cash proceeds totaling $42.7 million.

Cash Distributions

On March 18, 2020, the Board declared a quarterly cash distribution to be paid to our limited partners with respect to the first quarter of 2020 of $0.4450 per common unit, or $1.78 per unit on an annualized basis.  The quarterly distribution associated with the first quarter of 2020 is payable on May 12, 2020, to unitholders of record as of the close of business on April 30, 2020.  This distribution represents a 1.7% increase over the distribution declared with respect to the first quarter of 2019.

In light of current economic conditions, management will evaluate future cash distributions in 2020 on a quarterly basis.  The payment of any quarterly cash distribution is subject to Board approval and management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

	For the Three Months Ended March 31,
	2020	2019
Net cash flows provided by operating activities	$2,012.2	$1,160.4
Cash used in investing activities	1,071.7	1,174.5
Cash provided by (used in) financing activities	765.1	(288.5)

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemical and refined products, which could impact sales of our products and the demand for our midstream services. Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their obligations to us in connection with our marketing activities and long-term take-or-pay agreements. For a more complete discussion of these and other risk factors pertinent to our business, see Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this quarterly report.

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the first quarter of 2020 increased a net $851.8 million when compared to the first quarter of 2019 primarily due to:

•	a $901.5 million quarter-to-quarter increase primarily due to the timing of cash receipts and payments related to operations; partially offset by

•
a $37.6 million quarter-to-quarter decrease resulting from lower partnership earnings in the first quarter of 2020 when compared to the first quarter of 2019 (determined by adjusting our $94.6 million quarter-to-quarter increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities for the first quarter of 2020 decreased a net $102.8 million when compared to the first quarter of 2019 primarily due to:

•	a $69.4 million quarter-to-quarter decrease in expenditures for consolidated property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information); and

•	a $25.8 million quarter-to-quarter decrease in investments in unconsolidated affiliates primarily related to NGL and crude oil pipeline projects.

Financing activities
Cash provided by financing activities for the first quarter of 2020 was $765.1 million compared to cash used in financing activities of $288.5 million in the first quarter of 2019.  The $1.05 billion quarter-to-quarter change in cash flow from financing activities was primarily due to:

•
a net $1.25 billion quarter-to-quarter increase in net cash inflows attributable to debt.  During the first quarter of 2020, we issued $3.0 billion aggregate principal amount of senior notes, partially offset by the repayment of $500 million principal amount of senior notes.  During the first quarter of 2019, we repaid $700 million principal amount of senior notes.  In addition, net repayments of short term notes under EPO’s commercial paper program were $481.7 million in the first quarter of 2020 compared to net issuances of $1.39 billion in first quarter of 2019; partially offset by

•	an $88.5 million quarter-to-quarter increase in cash used to acquire common units under our 2019 Buyback Program;

•
a $42.7 million quarter-to-quarter decrease in net cash proceeds from the issuance of common units in connection with the DRIP and EUPP.  As noted previously, EPD announced in July 2019 that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP;

•
a $29.6 million quarter-to-quarter decrease in cash contributions from noncontrolling interests. Cash contributions from noncontrolling interests in connection with the construction of our ethylene export facility decreased $31.5 million quarter-to-quarter; and

•	a $23.8 million quarter-to-quarter increase in cash distributions paid to limited partners primarily due to an increase in the quarterly cash distribution rate per unit.

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

Our use of DCF for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure. For a discussion of net cash flows provided by operating activities, see “Cash Flow Statement Highlights” within this Part I, Item 2.

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020		2019
Net income attributable to limited partners (GAAP) (1)	$1,350.1		$1,260.5
Adjustments to net income attributable to limited partners to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	509.0		474.5
Cash distributions received from unconsolidated affiliates (2)	137.2		143.5
Equity in income of unconsolidated affiliates	(140.8)		(154.6)
Change in fair market value of derivative instruments	(29.5)		(96.3)
Change in fair value of Liquidity Option	2.3		57.8
Deferred income tax expense (benefit)	(184.1)		1.8
Sustaining capital expenditures (3)	(68.9)		(61.6)
Other, net	11.0		1.1
Subtotal DCF, before proceeds from asset sales and monetization of interest rate derivative instruments accounted for as cash flow hedges	1,586.3		1,626.7
Proceeds from asset sales	0.6		1.7
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(33.3)		–
DCF (non-GAAP)	$1,553.6		$1,628.4

Cash distributions paid to limited partners with respect to period	$979.9		$963.5

Cash distribution per unit declared by Enterprise GP with respect to period (4)	$0.4450		$0.4375

Total DCF retained by partnership with respect to period (5)	$573.7		$664.9

Distribution coverage ratio (6)	1.6	x	1.7	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects distributions received from unconsolidated affiliates attributable to earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 2 of this quarterly report for additional information regarding our quarterly cash distributions declared with respect to the years indicated.

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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Net cash flows provided by operating activities (GAAP)	$2,012.2	$1,160.4
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(341.7)	559.8
Sustaining capital expenditures	(68.9)	(61.6)
Distributions received from unconsolidated affiliates attributable to the return of capital	10.3	4.5
Proceeds from asset sales	0.6	1.7
Net income attributable to noncontrolling interest	(24.9)	(19.9)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(33.3)	–
Other, net	(0.7)	(16.5)
DCF (non-GAAP)	$1,553.6	$1,628.4

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

FCF fluctuates based on our earnings, the level of investing activities we undertake each period, and the timing of operating cash receipts and payments.  In addition to providing the quarterly amounts presented below, we also provide a calculation of aggregate FCF over the twelve months ended March 31, 2020 in order to measure FCF over a longer term. The following table summarizes our calculation of FCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,		For the Twelve Months Ended March 31,
	2020	2019	2020
Net cash flows provided by operating activities (GAAP)	$2,012.2	$1,160.4	$7,372.3
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(1,071.7)	(1,174.5)	(4,472.7)
Cash contributions from noncontrolling interests	5.2	34.8	603.2
Cash distributions paid to noncontrolling interests	(29.9)	(18.0)	(118.1)
FCF (non-GAAP)	$915.8	$2.7	$3,384.7

For a discussion of primary drivers of our quarterly net cash flows provided by operating activities and cash used in investing activities, see “Cash Flow Statement Highlights” within this Part I, Item 2.

Capital Investments

As previously discussed, capital investing activity throughout the domestic energy industry is being significantly reduced in response to the demand and supply disruptions attributable to COVID-19 and the oil price shock. We, along with many other midstream energy companies, have reviewed our planned capital investments in light of these adverse macroeconomic events.

As previously noted and based on information currently available, we now expect our total capital investments for 2020 to approximate $2.8 billion to $3.3 billion (previously $3.4 billion to $4.4 billion), which reflects growth capital investments of $2.5 billion to $3.0 billion (previously $3.0 billion to $4.0 billion) and approximately $300 million for sustaining capital expenditures (previously $400 million). Based on sanctioned projects, we currently expect our growth capital investments for 2021 and 2022 to approximate $2.5 billion and $1.5 billion, respectively. Our revised forecast of capital investments for 2020 is based on announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices.  Furthermore, our forecast of capital investments may change due to decisions made by management at a later date, which may include unforeseen acquisition opportunities.

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

We placed a tenth NGL fractionator (“Frac X”) located in Chambers County, Texas into service in the first quarter of 2020. In addition, expansion projects on our Texas Express Pipeline and Front Range Pipeline were placed into commercial service in April 2020. We currently have $6.9 billion of growth capital projects scheduled to be completed by the end of 2023 including the following major projects:

•	an eleventh NGL fractionator in Chambers County, Texas (“Frac XI,” third quarter of 2020);

•	components of our Midland-to-ECHO System (third quarter of 2020 into 2021);

•	expansion of our natural gas pipeline network in northeast Texas in support of our Carthage natural gas processing facilities (fourth quarter of 2020);

•	completion of the Baymark ethylene pipeline in South Texas (fourth quarter of 2020);

•	expansion of our ethylene export capabilities at Morgan’s Point (fourth quarter of 2020);

•	expansion and extension of Acadian Gas System (Gillis Lateral and related projects) (fourth quarter of 2021);

•	an eighth deep-water ship dock at EHT for loading crude oil (fourth quarter of 2021); and

•	construction of our PDH 2 facility (second quarter of 2023).

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,006.5	$1,077.4
Sustaining capital projects (3)	73.0	71.5
Total	$1,079.5	$1,148.9

Investments in unconsolidated affiliates	$3.3	$29.1

(1)	Growth and sustaining capital amounts presented in the table above are presented on a cash basis.
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

Comparison of Three Months Ended March 31, 2020 with Three Months Ended March 31, 2019

Fluctuations in investments attributable to our growth capital projects and those of our unconsolidated affiliates are explained in large part by increases or decreases in the funding of announced major expansion projects.  Fluctuations in investments attributable to sustaining capital projects are primarily due to the timing and cost of pipeline integrity and similar projects.

In total, investments in growth capital projects decreased $70.9 million quarter-to-quarter primarily due to the following (all of which occurred since the first quarter of 2019):

•	completion of the Shin Oak NGL Pipeline, which accounted for a $154.8 million decrease;

•
lower investments in natural gas processing facilities and related infrastructure that support Permian Basin production, which accounted for an additional $114.6 million decrease. We completed the last phase of our Orla plant in July 2019 and placed our Mentone I plant into service in December 2019; partially offset by,

•
higher investments in crude oil pipelines, including those comprising our Midland-to-ECHO System, and related infrastructure that support Permian Basin production, which accounted for an overall $96.9 million increase;

•	higher investments in natural gas pipelines and related infrastructure in support of East Texas and Louisiana production, which accounted for a $48.5 million increase; and

•	higher investments in propylene production, NGL fractionation and other related plant assets and infrastructure at our Mont Belvieu complex, which accounted for a combined $42.3 million increase.

Investments in our unconsolidated affiliates decreased $25.8 million quarter-to-quarter primarily due to lower spending on our Texas Express Pipeline expansion project, which accounted for a $10.5 million decrease, and lower spending on our joint venture dock infrastructure at Corpus Christi, which accounted for an additional $8.2 million decrease.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2019 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

Other Items

Contractual Obligations

We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products.  These commitments represent enforceable and legally binding agreements as of the reporting date.  Our product purchase commitments at March 31, 2020 declined by an estimated $10.45 billion when compared to those reported in our 2019 Form 10-K primarily due to lower NGL and crude oil prices in the first quarter of 2020.

The principal amount of our consolidated debt obligations were $29.90 billion at March 31, 2020 compared to $27.88 billion at December 31, 2019.  See “Other Recent Developments” within this Item 2 for information regarding EPO’s senior notes offering in January 2020 and the related use of proceeds.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2020 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	11.9	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.7	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	13.6	n/a	Cash flow hedge
Natural gas marketing:
Forecasted purchase of natural gas (Bcf)	4.5	n/a	Cash flow hedge
Natural gas storage inventory management activities (Bcf)	4.4	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	126.3	0.4	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	140.0	2.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.8	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	5.1	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	6.8	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.5	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	24.5	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	31.4	n/a	Cash flow hedge
Propylene marketing:
Forecasted sales of NGLs for propylene marketing activities (MMBbls)	0.6	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	0.2	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	54.5	0.3	Mark-to-market
NGL risk management activities (MMBbls) (3)	15.7	n/a	Mark-to-market
Refined products risk management activities (MMBbls) (3)	5.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	33.9	9.0	Mark-to-market
Commercial energy risk management activities (TWh) (3)	0.1	n/a	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2021, December 2020 and December 2022, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with transportation, processing, storage assets and end use power requirements.

At March 31, 2020, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	March 31, 2020	April 15, 2020
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$1.1	$28.8	$31.5
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(4.3)	24.9	27.7
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6.6	32.8	35.2

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	March 31, 2020	April 15, 2020
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$43.7	$119.8	$86.5
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(19.0)	85.6	51.3
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	106.4	154.0	121.7

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	March 31, 2020	April 15, 2020
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(9.6)	$122.5	$125.7
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(50.6)	103.1	106.7
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	31.5	142.0	144.7

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

Sensitivity Analysis

At March 31, 2020, our interest rate hedging portfolio consisted of forward-starting swaps. Forward-starting swaps hedge the risk of an increase in underlying benchmark interest rates during the period of time between the inception date of the swap agreement and the future date of a debt issuance. Under the terms of the forward-starting swaps, we pay to the counterparties (at the expected settlement dates of the instruments) amounts based on a fixed interest rate applied to a notional amount and receive from the counterparties an amount equal to a variable interest rate (based on LIBOR or an equivalent index rate) on the same notional amount.

With respect to the tabular data below, the portfolio’s estimated economic value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.  The following table summarizes our portfolio of forward-starting swaps at March 31, 2020 (dollars in millions):

Hedged Transaction	Number and Type of Derivatives Outstanding	Notional Amount	Expected Settlement Date	Weighted-Average Fixed Rate Locked	Accounting Treatment
Future long-term debt offering	1 forward-starting swap	$75.0	4/2021	2.41%	Cash flow hedge
Future long-term debt offering	5 forward-starting swaps	$500.0	4/2021	2.13%	Cash flow hedge
Future long-term debt offering	2 forward-starting swaps (1)	$150.0	2/2022	1.72%	Cash flow hedge
Future long-term debt offering	1 forward starting swap (1)	$100.0	4/2021	1.46%	Cash flow hedge
Future long-term debt offering	2 forward starting swaps (1)	$150.0	2/2022	1.48%	Cash flow hedge
Future long-term debt offering	2 forward starting swaps (1)	$100.0	2/2022	0.95%	Cash flow hedge

(1)	These swaps were entered into during the first quarter of 2020.

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward-starting swap portfolio at the dates indicated (dollars in millions):

		Forward-Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	March 31, 2020	April 15, 2020
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(13.5)	$(258.3)	$(249.2)
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	38.2	(229.8)	(220.0)
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	(68.3)	(287.6)	(279.3)

The $235.7 million decrease in the fair value of this portfolio from December 31, 2019 to April 15, 2020 was primarily due to declining interest rates relative to the fixed rates specified in the swap agreements.  Upon settlement, we would expect that any loss on these swaps would ultimately be offset by lower interest rates on future debt issuances.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The containment measures enacted by local, state and national governmental authorities in response to COVID-19 have had minimal impact on our internal controls over financial reporting to date.  As a result of prior emergency planning efforts, we had effective processes in place that ensured the continuity of our operations, including our accounting, risk control and information technology functions.

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2019 Form 10-K, in addition to other information in such annual report and this quarterly report (including the additional risk factor set forth below).  The risk factors set forth in our 2019 Form 10-K and as set forth below are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

The impacts from the outbreak of COVID-19 and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

The recent outbreak of COVID-19 and the responses of governmental authorities, companies and the self-imposed restrictions by many individuals across the world to slow the spread of the virus have significantly reduced global economic activity.  The dramatic decrease in the number of businesses open for operation and people traveling for work, school or other activities has resulted in a substantial reduction in airline flights and the number of vehicles on the road. As a result, there has been an unprecedented decline in the near-term demand for, and corresponding decline in the market prices of, crude oil and certain refined products that we process, transport and store. It is currently unknown how long government mandates and travel restrictions will be in effect. These declines have been exacerbated by the production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia’s subsequent discounting of the price of its crude oil exports.  Crude oil prices further collapsed in April 2020 as refiners cut back gasoline and other fuel production due to COVID-19.

Responses to COVID-19 have affected business operations across the world, decreased demand for crude oil and other hydrocarbons, contributed to increased market and oil price volatility, led to expected domestic and international production cuts, and have diminished near-term expectations and prospects for the global economy. These factors, coupled with the emergence of decreasing business and consumer confidence and increasing unemployment resulting from the COVID-19 outbreak and the recent abrupt crude oil price decline, may precipitate a prolonged economic slowdown and recession. Any prolonged period of economic slowdown or recession, or a protracted period of depressed demand or prices for crude oil or other products that we handle, could have significant adverse consequences for our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The ultimate extent and manner of the impact of COVID-19 and responses by our customers on our business, financial condition, results of operation and liquidity will depend largely on future developments outside our control, including the duration and spread of the outbreak and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time.  To the extent COVID-19 adversely affects our business, financial condition, results of operation and liquidity, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of our 2019 Form 10-K, as those risk factors are amended or supplemented by subsequent reports and documents we file with the SEC after the date of this quarterly report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuance of Unregistered Securities

On March 5, 2020, we settled our obligations under the Liquidity Option Agreement. As a result, EPD issued 54,807,352 of its common units (the “Liquidity Option Units”) as consideration for our acquisition of 100% of the issued and outstanding capital stock of OTA.  For additional information regarding this transaction, see “Other Recent Developments – Settlement of Liquidity Option” within Part I, Item 2 of this quarterly report.

The issuance and sale of the Liquidity Option Units was exempt from registration under Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Other than as described above, there were no sales of unregistered equity securities during the period ended March 31, 2020.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2020:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2020	–	$–	2,909,128	$1,918,911
February 2020	–	$–	2,909,128	$1,918,911
March 2020	6,357,739	$22.02	9,266,867	$1,778,911
Vesting of phantom unit awards:
January 2020	–	$–	n/a	n/a
February 2020 (2)	1,291,427	$25.96	n/a	n/a
March 2020 (3)	1,297	$23.34	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program during 2020 were cancelled immediately upon acquisition.

(2)
Of the 4,200,676 phantom unit awards that vested in February 2020 and converted to common units, 1,291,427 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

(3)
Of the 4,262 phantom unit awards that vested in March 2020 and converted to common units, 1,297 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

3.8
Amendment No. 5 to the Sixth Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated as of March 5, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 5, 2020).

3.9
Certificate of Formation of Enterprise Products Holdings LLC (formerly named EPE Holdings, LLC) (incorporated by reference to Exhibit 3.3 to Form S-1/A Registration Statement, Reg. No. 333-124320, filed by Enterprise GP Holdings L.P. on July 22, 2005).

3.10
Certificate of Amendment to Certificate of Formation of Enterprise Products Holdings LLC (formerly named EPE Holdings, LLC), filed on November 22, 2010 with the Delaware Secretary of State (incorporated by reference to Exhibit 3.5 to Form 8-K filed November 23, 2010).

3.11
Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC dated effective as of September 7, 2011 (incorporated by reference to Exhibit 3.1 to Form 8-K filed September 8, 2011).

3.12
Amendment No. 1 to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC, dated effective as of April 26, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 2, 2017).

3.13
Amendment No. 2 to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC, dated effective as of November 6, 2019 (incorporated by reference to Exhibit 3.12 to Form 10-Q filed November 8, 2019).

3.14	Company Agreement of Enterprise Products Operating LLC dated June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 8, 2007).
3.15
Certificate of Incorporation of Enterprise Products OLPGP, Inc., dated December 3, 2003 (incorporated by reference to Exhibit 3.5 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).

3.16	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
4.1	Form of Common Unit certificate (incorporated by reference to Exhibit A to Exhibit 3.1 to Form 8-K filed August 16, 2011).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed February 28, 2020).

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

4.84
Registration Rights Agreement, dated as of March 5, 2020, between Enterprise Products Partners L.P. and Skyline North Americas, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 5, 2020).

10.1
April 2020 364-Day Revolving Credit Agreement, dated as of April 3, 2020 among Enterprise Products Operating LLC, the Lenders party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2020).

10.2
Guaranty Agreement, dated as of April 3, 2020, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 6, 2020).

31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2020.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2020.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2020.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2020.
101#
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-Q includes: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Statements of Consolidated Operations, (iii) the Unaudited Condensed Statements of Consolidated Comprehensive Income, (iv) the Unaudited Condensed Statements of Consolidated Cash Flows, (v) the Unaudited Condensed Statements of Consolidated Equity and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2020.

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