Form 10-Q
period 2020-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2020-11-06
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 2,182,880,979 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2020.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,032.2	$334.7
Restricted cash	98.9	75.3
Accounts receivable – trade, net of allowance for doubtful accounts of $13.8 at September 30, 2020 and $12.4 at December 31, 2019	3,776.2	4,873.6
Accounts receivable – related parties	4.1	2.5
Inventories	3,192.6	2,091.4
Derivative assets	132.9	127.2
Prepaid and other current assets	556.4	358.2
Total current assets	8,793.3	7,862.9
Property, plant and equipment, net	42,360.1	41,603.4
Investments in unconsolidated affiliates	2,485.4	2,600.2
Intangible assets, net of accumulated amortization of $1,796.8 at September 30, 2020 and $1,687.5 at December 31, 2019 (see Note 6)	3,348.6	3,449.0
Goodwill (see Note 6)	5,745.2	5,745.2
Other assets	1,003.6	472.5
Total assets	$63,736.2	$61,733.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,325.0	$1,981.9
Accounts payable – trade	896.0	1,004.5
Accounts payable – related parties	121.3	162.3
Accrued product payables	4,317.1	4,915.7
Accrued interest	235.1	431.7
Derivative liabilities	329.7	122.4
Other current liabilities	622.7	511.2
Total current liabilities	7,846.9	9,129.7
Long-term debt (see Note 7)	28,537.0	25,643.2
Deferred tax liabilities (see Note 11)	463.3	100.4
Other long-term liabilities	735.2	1,032.4
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,000 units outstanding at September 30, 2020)	49.1
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,182,880,979 units issued and outstanding at September 30, 2020, 2,189,226,130 units issued and outstanding at December 31, 2019)	26,381.9	24,692.6
Treasury units, at cost	(1,297.3)	–
Accumulated other comprehensive income (loss)	(49.3)	71.4
Total partners’ equity	25,035.3	24,764.0
Noncontrolling interests in consolidated subsidiaries	1,069.4	1,063.5
Total equity	26,104.7	25,827.5
Total liabilities, preferred units, and equity	$63,736.2	$61,733.2

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Third parties	$6,914.5	$7,948.5	$20,126.3	$24,730.2
Related parties	7.5	15.6	29.2	53.7
Total revenues (see Note 9)	6,922.0	7,964.1	20,155.5	24,783.9
Costs and expenses:
Operating costs and expenses:
Third parties	5,288.2	6,217.6	15,087.4	19,342.4
Related parties	283.0	356.1	914.5	1,051.9
Total operating costs and expenses	5,571.2	6,573.7	16,001.9	20,394.3
General and administrative costs:
Third parties	16.3	19.1	63.1	60.9
Related parties	34.0	36.4	99.7	99.3
Total general and administrative costs	50.3	55.5	162.8	160.2
Total costs and expenses (see Note 10)	5,621.5	6,629.2	16,164.7	20,554.5
Equity in income of unconsolidated affiliates	82.0	139.3	336.1	431.3
Operating income	1,382.5	1,474.2	4,326.9	4,660.7
Other income (expense):
Interest expense	(320.5)	(382.9)	(958.2)	(950.2)
Change in fair market value of Liquidity Option (see Note 8)	–	(38.7)	(2.3)	(123.1)
Interest income	2.2	6.9	12.3	8.9
Other, net	0.7	0.7	2.5	2.8
Total other expense, net	(317.6)	(414.0)	(945.7)	(1,061.6)
Income before income taxes	1,064.9	1,060.2	3,381.2	3,599.1
Benefit from (provision for) income taxes (see Note 11)	19.1	(15.4)	138.6	(37.4)
Net income	1,084.0	1,044.8	3,519.8	3,561.7
Net income attributable to noncontrolling interests	(31.4)	(25.6)	(82.4)	(67.3)
Net income attributable to preferred units (see Note 8)	- *	–	- *	–
Net income attributable to common unitholders	$1,052.6	$1,019.2	$3,437.4	$3,494.4

* Amount is negligible

Earnings per unit: (see Note 12)
Basic earnings per common unit	$0.48	$0.46	$1.56	$1.59
Diluted earnings per common unit	$0.48	$0.46	$1.56	$1.59

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$1,084.0	$1,044.8	$3,519.8	$3,561.7
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(4.2)	72.3	392.7	58.6
Reclassification of losses (gains) to net income	29.5	(91.5)	(334.8)	(152.0)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	62.6	(18.6)	(207.7)	(23.8)
Reclassification of losses to net income	9.9	9.4	29.2	27.8
Total cash flow hedges	97.8	(28.4)	(120.6)	(89.4)
Other	–	–	(0.1)	(0.6)
Total other comprehensive income (loss)	97.8	(28.4)	(120.7)	(90.0)
Comprehensive income	1,181.8	1,016.4	3,399.1	3,471.7
Comprehensive income attributable to noncontrolling interests	(31.4)	(25.6)	(82.4)	(67.3)
Comprehensive income attributable to preferred units (see Note 8)	- *	–	- *	–
Comprehensive income attributable to common unitholders	$1,150.4	$990.8	$3,316.7	$3,404.4

* Amount is negligible

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$3,519.8	$3,561.7
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1,545.1	1,456.7
Asset impairment and related charges	90.4	51.3
Equity in income of unconsolidated affiliates	(336.1)	(431.3)
Distributions received from unconsolidated affiliates attributable to earnings	337.4	431.2
Net gains attributable to asset sales	(2.1)	(2.6)
Deferred income tax expense (benefit)	(149.0)	10.9
Change in fair market value of derivative instruments	(53.7)	2.0
Change in fair market value of Liquidity Option	2.3	123.1
Non-cash expense related to long-term operating leases (see Note 16)	29.6	32.4
Net effect of changes in operating accounts (see Note 17)	(692.0)	(409.0)
Other operating activities	(0.1)	(0.2)
Net cash flows provided by operating activities	4,291.6	4,826.2
Investing activities:
Capital expenditures	(2,671.6)	(3,302.1)
Investments in unconsolidated affiliates	(9.9)	(100.1)
Distributions received from unconsolidated affiliates attributable to the return of capital	124.9	53.9
Proceeds from asset sales	8.4	16.8
Other investing activities	(16.0)	(41.3)
Cash used in investing activities	(2,564.2)	(3,372.8)
Financing activities:
Borrowings under debt agreements	6,672.1	44,629.6
Repayments of debt	(4,406.6)	(42,855.3)
Debt issuance costs	(46.3)	(26.3)
Monetization of interest rate derivative instruments	(33.3)	–
Cash distributions paid to common unitholders (see Note 8)	(2,919.6)	(2,871.1)
Cash payments made in connection with distribution equivalent rights	(20.0)	(16.4)
Cash distributions paid to noncontrolling interests	(97.8)	(69.7)
Cash contributions from noncontrolling interests	21.2	590.8
Net cash proceeds from the issuance of common units	–	82.2
Repurchase of common units under 2019 Buyback Program (see Note 8)	(173.8)	(81.1)
Net cash proceeds from the issuance of preferred units (see Note 8)	32.5	–
Other financing activities	(34.7)	(38.4)
Cash used in financing activities	(1,006.3)	(655.7)
Net change in cash and cash equivalents, including restricted cash	721.1	797.7
Cash and cash equivalents, including restricted cash, at beginning of period	410.0	410.1
Cash and cash equivalents, including restricted cash, at end of period	$1,131.1	$1,207.8

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2020:
Balance, June 30, 2020	$26,321.1	$(1,297.3)	$(147.1)	$1,064.7	$25,941.4
Net income	1,052.6	–	–	31.4	1,084.0
Cash distributions paid to common unitholders	(972.7)	–	–	–	(972.7)
Cash payments made in connection with distribution equivalent rights	(7.1)	–	–	–	(7.1)
Cash distributions paid to noncontrolling interests	–	–	–	(36.0)	(36.0)
Cash contributions from noncontrolling interests	–	–	–	1.5	1.5
Amortization of fair value of equity-based awards	39.5	–	–	–	39.5
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(33.7)	–	–	–	(33.7)
Common units exchanged for preferred units, with common units received being immediately cancelled (see Note 8)	(17.5)	–	–	–	(17.5)
Cash flow hedges	–	–	97.8	–	97.8
Other, net	(0.3)	–	–	7.8	7.5
Balance, September 30, 2020	$26,381.9	$(1,297.3)	$(49.3)	$1,069.4	$26,104.7

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2020:
Balance, December 31, 2019	$24,692.6	$–	$71.4	$1,063.5	$25,827.5
Net income	3,437.4	–	–	82.4	3,519.8
Cash distributions paid to common unitholders	(2,919.6)	–	–	–	(2,919.6)
Cash payments made in connection with distribution equivalent rights	(20.0)	–	–	–	(20.0)
Cash distributions paid to noncontrolling interests	–	–	–	(97.8)	(97.8)
Cash contributions from noncontrolling interests	–	–	–	21.2	21.2
Amortization of fair value of equity-based awards	120.1	–	–	–	120.1
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(173.8)	–	–	–	(173.8)
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option (see Note 8)	1,297.3	–	–	–	1,297.3
Treasury units acquired in connection with settlement of Liquidity Option, at cost (see Note 8)	–	(1,297.3)	–	–	(1,297.3)
Common units exchanged for preferred units, with common units received being immediately cancelled (see Note 8)	(17.5)	–	–	–	(17.5)
Cash flow hedges	–	–	(120.6)	–	(120.6)
Other, net	(34.6)	–	(0.1)	0.1	(34.6)
Balance, September 30, 2020	$26,381.9	$(1,297.3)	$(49.3)	$1,069.4	$26,104.7

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History and
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2019:
Balance, June 30, 2019	$24,450.5	$(10.7)	$535.6	$24,975.4
Net income	1,019.2	–	25.6	1,044.8
Cash distributions paid to common unitholders	(963.2)	–	–	(963.2)
Cash payments made in connection with distribution equivalent rights	(5.9)	–	–	(5.9)
Cash distributions paid to noncontrolling interests	–	–	(22.8)	(22.8)
Cash contributions from noncontrolling interests	–	–	491.2	491.2
Amortization of fair value of equity-based awards	36.7	–	–	36.7
Cash flow hedges	–	(28.4)	–	(28.4)
Other, net	(2.2)	–	(0.1)	(2.3)
Balance, September 30, 2019	$24,535.1	$(39.1)	$1,029.5	$25,525.5

	Partners’ Equity
	Common Limited Partner Interests	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2019:
Balance, December 31, 2018	$23,802.6	$50.9	$438.7	$24,292.2
Net income	3,494.4	–	67.3	3,561.7
Cash distributions paid to common unitholders	(2,871.1)	–	–	(2,871.1)
Cash payments made in connection with distribution equivalent rights	(16.4)	–	–	(16.4)
Cash distributions paid to noncontrolling interests	–	–	(69.7)	(69.7)
Cash contributions from noncontrolling interests	–	–	590.8	590.8
Net cash proceeds from the issuance of common units	82.2	–	–	82.2
Common units issued in connection with employee compensation	45.6	–	–	45.6
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(81.1)	–	–	(81.1)
Amortization of fair value of equity-based awards	107.2	–	–	107.2
Cash flow hedges	–	(89.4)	–	(89.4)
Other, net	(28.3)	(0.6)	2.4	(26.5)
Balance, September 30, 2019	$24,535.1	$(39.1)	$1,029.5	$25,525.5

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32.2% of EPD’s common units outstanding and 30% of its preferred units outstanding at September 30, 2020.  See Note 8 for information regarding our issuance of preferred units on September 30, 2020.

Note 1.  Partnership Organization and Basis of Presentation

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  The Partnership’s preferred units are not publicly traded.  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.

The Partnership is owned by its limited partners (preferred and common unitholders) from an economic perspective.   Enterprise GP, which owns a non-economic general partner interest in the Partnership, manages our operations. The Partnership conducts substantially all of its business through EPO.  We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 15 for information regarding related party matters.

Our results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results expected for the full year of 2020.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,032.2	$334.7
Restricted cash	98.9	75.3
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$1,131.1	$410.0

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2020	December 31, 2019
NGLs	$1,678.1	$1,094.9
Petrochemicals and refined products	800.8	311.5
Crude oil	696.1	674.2
Natural gas	17.6	10.8
Total	$3,192.6	$2,091.4

Inventories of NGLs, refined products and crude oil increased since December 31, 2019 primarily due to the use of working capital in connection with our marketing activities.

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales (1)	$4,313.7	$5,276.5	$12,331.9	$16,721.5
Lower of cost or net realizable value adjustments recognized in cost of sales	4.4	6.8	55.6	17.1

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life in Years		September 30, 2020	December 31, 2019
Plants, pipelines and facilities (1)	3-45	(5)	$49,050.9	$47,201.2
Underground and other storage facilities (2)	5-40	(6)	4,133.7	3,965.5
Transportation equipment (3)	3-10		204.1	198.9
Marine vessels (4)	15-30		928.9	905.9
Land			376.7	372.3
Construction in progress			2,468.9	2,641.2
Total			57,163.2	55,285.0
Less accumulated depreciation			14,803.1	13,681.6
Property, plant and equipment, net			$42,360.1	$41,603.4

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

(6)	In general, the estimated useful lives of assets within this category are: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense (1)	$420.7	$394.7	$1,251.6	$1,164.6
Capitalized interest (2)	34.5	33.9	96.9	102.9

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset impairment charges and related matters

We recognized non-cash asset impairment charges of $77.0 million and $90.4 million during the three and nine months ended September 30, 2020, respectively, primarily due to the complete write-off of assets that would no longer be used or constructed.  These charges include the $42.0 million of expense we recognized in September 2020 in connection with our cancellation of the Midland-to-ECHO 4 pipeline construction project. We recognized impairment charges of $39.4 million and $51.2 million during the three and nine months ended September 30, 2019, respectively, primarily due to the complete write-off of assets that would no longer be used.  These impairment charges are a component of “Operating costs and expenses” on our Unaudited Condensed Statements of Consolidated Operations. We recognized $0.1 million of impairment charges in the three and nine months ended September 30, 2019 that are a component of general and administrative costs.

We are closely monitoring the recoverability of our long-lived assets in light of the adverse economic effects of the coronavirus disease 2019 (“COVID-19”) pandemic.  If the adverse economic impacts of the pandemic persist for longer periods than currently expected, these developments could result in the recognition of additional non-cash impairment charges in the future.

In connection with our cancellation of the Midland-to-ECHO 4 pipeline project, we reclassified $311.7 million of pipe and related items that were purchased for the project from construction in progress to long-term spare parts, where they will be held for future use.  Long-term spare parts is a component of “Other assets” as presented on our Unaudited Condensed Consolidated Balance Sheet.

Asset Retirement Obligations

Property, plant and equipment at September 30, 2020 and December 31, 2019 includes $70.2 million and $69.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2019:

ARO liability balance, December 31, 2019	$132.1
Liabilities incurred	3.5
Liabilities settled	(0.6)
Revisions in estimated cash flows	2.9
Accretion expense	6.1
ARO liability balance, September 30, 2020	$144.0

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	September 30, 2020	December 31, 2019
NGL Pipelines & Services	$676.4	$703.8
Crude Oil Pipelines & Services	1,774.8	1,866.5
Natural Gas Pipelines & Services	29.9	27.3
Petrochemical & Refined Products Services	4.3	2.6
Total	$2,485.4	$2,600.2

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NGL Pipelines & Services	$29.3	$25.9	$90.8	$82.7
Crude Oil Pipelines & Services	51.8	113.2	243.2	348.8
Natural Gas Pipelines & Services	1.4	1.6	4.3	4.9
Petrochemical & Refined Products Services	(0.5)	(1.4)	(2.2)	(5.1)
Total	$82.0	$139.3	$336.1	$431.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2020			December 31, 2019
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(217.0)	$230.8	$447.8	$(206.3)	$241.5
Contract-based intangibles	162.6	(52.2)	110.4	162.6	(43.9)	118.7
Segment total	610.4	(269.2)	341.2	610.4	(250.2)	360.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,203.5	(287.5)	1,916.0	2,203.5	(243.5)	1,960.0
Contract-based intangibles	283.1	(246.7)	36.4	276.9	(235.0)	41.9
Segment total	2,486.6	(534.2)	1,952.4	2,480.4	(478.5)	2,001.9
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(504.2)	846.1	1,350.3	(481.6)	868.7
Contract-based intangibles	470.7	(401.7)	69.0	468.0	(395.5)	72.5
Segment total	1,821.0	(905.9)	915.1	1,818.3	(877.1)	941.2
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(62.2)	119.2	181.4	(57.5)	123.9
Contract-based intangibles	46.0	(25.3)	20.7	46.0	(24.2)	21.8
Segment total	227.4	(87.5)	139.9	227.4	(81.7)	145.7
Total intangible assets	$5,145.4	$(1,796.8)	$3,348.6	$5,136.5	$(1,687.5)	$3,449.0

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NGL Pipelines & Services	$6.2	$7.3	$19.0	$25.4
Crude Oil Pipelines & Services	16.0	25.1	55.7	71.2
Natural Gas Pipelines & Services	9.0	10.3	28.8	31.2
Petrochemical & Refined Products Services	1.9	2.1	5.8	6.5
Total	$33.1	$44.8	$109.3	$134.3

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2020	2021	2022	2023	2024
$45.1	$145.5	$162.3	$169.9	$165.7

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2019 Form 10-K.

We are closely monitoring the recoverability of our long-lived assets, which include goodwill, in light of the COVID-19 pandemic (see Note 4).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2020	December 31, 2019
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$482.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	–	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	–	1,000.0
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
September 2020 364-Day Revolving Credit Agreement, variable-rate, due September 2021	–	–
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Multi-Year Revolving Credit Agreement, variable-rate, due September 2024	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	1,250.0
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250.0	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	1,250.0
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000.0	–
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000.0	–
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000.0	–
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	27,500.0	25,232.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	232.2
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	30,146.4	27,878.4
Other, non-principal amounts	(284.4)	(253.3)
Less current maturities of debt	(1,325.0)	(1,981.9)
Total long-term debt	$28,537.0	$25,643.2

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR"), plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2020:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	1.78% to 2.08%	1.86%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	3.02% to 4.68%	3.87%

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

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2020 for the next five years and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal amount of senior and junior debt obligations	$30,146.4	$–	$1,325.0	$1,400.0	$1,250.0	$850.0	$25,321.4

September 2020 364-Day Revolving Credit Agreement

In September 2020, EPO entered into a new 364-Day Revolving Credit Agreement that replaced its September 2019 364-Day Revolving Credit Agreement.  The new 364-Day Revolving Credit Agreement matures in September 2021. There was no principal amount outstanding under the September 2019 364-Day Revolving Credit Agreement when it expired and was replaced by the September 2020 364-Day Revolving Credit Agreement.

Under the terms of the September 2020 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in September 2022. Borrowings under the September 2020 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The September 2020 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The September 2020 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to its parent, Enterprise Products Partners L.P., if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the September 2020 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by Enterprise Products Partners L.P.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 2020 Senior Notes Offering

In August 2020, EPO issued $1.0 billion in principal amount of 3.20% senior notes due February 2052 (“Senior Notes DDD”) and $250.0 million in principal amount of 2.80% reopened Senior Notes AAA (as defined below).  The reopened Senior Notes AAA and the Senior Notes DDD were issued at 107.211% and 99.233% of their principal amounts, respectively.

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

The reopened Senior Notes AAA represent a re-opening of an outstanding series of EPO’s senior notes. EPO originally issued $1.0 billion principal amount of Senior Notes AAA on January 15, 2020. The reopened Senior Notes AAA form a single series with the original notes of that series, trade under the same CUSIP number, and have the same terms as to status, redemption or otherwise as the original notes of that series.

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

April 2020 364-Day Revolving Credit Agreement

In April 2020, EPO entered into an additional 364-day revolving credit agreement (the “April 2020 364-Day Revolving Credit Agreement”). The new agreement provided EPO with an incremental $1.0 billion of borrowing capacity at a variable interest rate for a term of 364 days, subject to the terms and conditions set forth therein.

Following execution of the September 2020 364-Day Revolving Credit Agreement, EPO terminated the April 2020 364-Day Revolving Credit Agreement on September 11, 2020.

January 2020 Senior Notes Offering

In January 2020, EPO issued $3.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2030 (“Senior Notes AAA”), (ii) $1.0 billion principal amount of senior notes due January 2051 (“Senior Notes BBB”) and (iii) $1.0 billion principal amount of senior notes due January 2060 (“Senior Notes CCC”).   Net proceeds from this offering were used by EPO for the repayment of $500 million principal amount of its Senior Notes Q that matured in January 2020, temporary repayment of amounts outstanding under its commercial paper program and for general company purposes.  In addition, net proceeds from this offering were used by EPO for the repayment of $1.0 billion principal amount of its Senior Notes Y that matured in September 2020.

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

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2020.

Letters of Credit

At September 30, 2020, EPO had $200.7 million of letters of credit outstanding primarily related to our commodity hedging activities.

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

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2019:

Common units outstanding at December 31, 2019	2,189,226,130
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option in March 2020	54,807,352
Treasury units acquired in connection with settlement of Liquidity Option in March 2020	(54,807,352)
Common unit repurchases under 2019 Buyback Program	(6,357,739)
Common units issued in connection with the vesting of phantom unit awards, net	2,912,214
Other	19,638
Common units outstanding at March 31, 2020	2,185,800,243
Common units issued in connection with the vesting of phantom unit awards, net	96,190
Common units outstanding at June 30, 2020	2,185,896,433
Common units exchanged for preferred units in September 2020, with the common units received being immediately cancelled	(1,120,588)
Common unit repurchases under 2019 Buyback Program	(1,984,507)
Common units issued in connection with the vesting of phantom unit awards, net	89,641
Units outstanding at September 30, 2020	2,182,880,979

Registration Statements
We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively. EPO issued $4.25 billion of senior notes during 2020 using the 2019 Shelf (see Note 7).

In addition, EPD has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms to be determined by market conditions and other factors at the time of such offerings in connection with its at-the-market (“ATM”) program.  During the nine months ended September 30, 2020 and 2019, EPD did not issue any common units under its ATM program.  After taking into account the aggregate sales price of common units sold under the ATM program through September 30, 2020, EPD has the capacity to issue additional common units under its ATM program up to an aggregate sales price of $2.54 billion. The existing ATM registration statement expires in November 2020, at which time we expect to file a replacement ATM registration statement with the SEC in order to maintain our financial flexibility.

We may issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital investments.

March 2020 Issuance of Common Units to Skyline North Americas, Inc. and related acquisition of Treasury Units
In February 2020, the Partnership received notice from Marquard & Bahls AG (“M&B”) of M&B’s election to exercise its rights (the “Liquidity Option”) under the Liquidity Option Agreement among the Partnership, OTA Holdings, Inc., a Delaware corporation previously named Oiltanking Holding Americas, Inc. (“OTA”), and M&B dated October 1, 2014 (the “Liquidity Option Agreement”).  On March 5, 2020, the Partnership settled its obligations under the Liquidity Option Agreement by issuing 54,807,352 new common units to Skyline North Americas, Inc. (“Skyline,” an affiliate of M&B) in exchange for the capital stock of OTA.   As a result of the settlement, OTA became a consolidated subsidiary of ours and we indirectly acquired the 54,807,352 Partnership common units owned by OTA (which were issued by the Partnership to OTA in October 2014) and assumed all future income tax obligations of OTA, including its deferred tax liability.  At March 5, 2020, OTA’s assets and liabilities consisted primarily of the Partnership common units it owned and the related deferred tax liability, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At March 5, 2020, the Partnership’s accrual for the Liquidity Option liability was $511.9 million.  The Liquidity Option liability, at any measurement date, represented the fair value of estimated federal and state income taxes that we believe a market participant would assume due to ownership of OTA, including its deferred income tax liabilities.  OTA’s deferred tax liability at March 5, 2020 was $439.7 million.  The market value of the common units issued by the Partnership to Skyline was $1.30 billion based on a closing price of $23.67 per unit on March 5, 2020.

The common units issued to Skyline upon settlement of the Liquidity Option constitute “restricted securities” in the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) and may not be resold except pursuant to an effective registration statement or an available exemption under the Securities Act.  In connection with the settlement of the Liquidity Option, the Partnership entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Skyline. Pursuant to the Registration Rights Agreement, Skyline has the right to request that the Partnership prepare and file a registration statement to permit and otherwise facilitate the public resale of all or a portion of the Partnership’s common units owned by Skyline and its affiliates.  The Partnership’s obligation to Skyline to effect such transactions is limited to five registration statements and underwritten offerings.  In May 2020, the Partnership filed a registration statement on behalf of Skyline for the resale of up to 54,807,352 common units. This registration statement is effective and, in June 2020, the Partnership filed a prospectus supplement to this registration statement that allows Skyline to sell up to $500 million of the Partnership’s common units it owns in connection with an “at-the-market” program that it administers.   We do not receive any proceeds from such offerings.

As a result of the Liquidity Option settlement, the partners’ equity balance for common units (as presented on our Unaudited Condensed Consolidated Balance Sheet) increased by $1.30 billion, representing the market value of the Partnership’s common units issued to Skyline.

Since OTA does not meet the definition of a business as described in Accounting Standards Codification (“ASC”) 805, Business Combinations, the OTA transaction was accounted for as the reacquisition of limited partner units and the assumption of OTA’s related deferred tax liability by the Partnership.  In consolidation, we present the limited partner units owned by OTA as treasury units, with their historical cost equal to the $1.30 billion market value of the Partnership common units issued to Skyline.  On September 30, 2020, OTA exchanged the common units it holds for preferred units issued by the Partnership.  For information regarding the preferred units and exchange transaction, see “Redeemable Preferred Limited Partner Interests” within this Note 8.

Upon settlement of the Liquidity Option, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA as calculated in accordance with ASC 740, Income Taxes.  See Note 11 for additional information regarding OTA’s deferred tax liability.

Prior to March 5, 2020, changes in the estimated fair value of the Liquidity Option liability were recognized in earnings as a component of other income (expense) on our Unaudited Condensed Statements of Consolidated Operations.  We recognized $2.3 million of expense for the period January 1, 2020 to March 5, 2020 attributable to changes in the estimated fair value of the Liquidity Option.  We recognized $38.7 million and $123.1 million of such expense for the three and nine months ended September 30, 2019, respectively.

Common Unit Repurchases Under 2019 Buyback Program
In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. The 2019 Buyback Program authorizes the Partnership to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) the Partnership’s unit market price and implied cash flow yield and (iv) maintaining targeted financial leverage with a debt-to-normalized adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of approximately 3.5 times. No time limit has been set for completion of the program, and it may be suspended or discontinued at any time.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Partnership repurchased an aggregate 8,342,246 common units under the 2019 Buyback Program through open market and private purchases during the nine months ended September 30, 2020.  The total purchase price of these repurchases was $173.8 million including commissions and fees. During the nine months ended September 30, 2019, the Partnership repurchased 2,909,128 common units under the 2019 Buyback Program for a total purchase price of $81.1 million including commissions and fees.  Units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.

At September 30, 2020, the remaining available capacity under the 2019 Buyback Program was $1.75 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
During the nine months ended September 30, 2020, after taking into account tax withholding requirements, the Partnership issued a net 3,098,045 new common units to employees in connection with the vesting of phantom unit awards.  See Note 13 for information regarding our phantom unit awards.

Common Units Delivered Under DRIP and EUPP
The Partnership has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”). In July 2019, the Partnership announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital.  During the nine months ended September 30, 2020, a total of 5,148,468 common units were purchased on the open market and delivered to participants in connection with the DRIP and EUPP.  Apart from $1.8 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 12, 2020.

Redeemable Preferred Limited Partner Interests

On September 30, 2020, the Partnership issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50.0 million, of which $32.5 million was received in cash with the remaining $17.5 million funded through the exchange of 1,120,588 of the Partnership’s common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15.0 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.

Concurrently, the Partnership exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of the Partnership’s new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by the Partnership in consolidation.  The historical cost of the treasury units did not change as a result of the exchange and remains at the $1.30 billion recognized in March 2020 in connection with settlement of the Liquidity Option.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The preferred units represent a new class of limited partner interests authorized under the Partnership’s Seventh Amended and Restated Agreement of Limited Partnership dated September 30, 2020 (the “Amended Partnership Agreement”).  As described in the Amended Partnership Agreement, key terms of the preferred units include the following:

•
With respect to distribution and liquidation rights, the preferred units rank senior to the Partnership’s common units. Preferred units held by persons other than the Partnership, its subsidiaries and its affiliates generally will vote on an as-converted basis with the Partnership’s common units and have certain class voting rights with respect to certain protective matters.

•
Holders of the preferred units are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. The Partnership is prohibited from paying distributions on its common units unless full cumulative distributions on the preferred units are paid or set aside for payment. The Partnership may satisfy its obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in the Amended Partnership Agreement.  The exchange by OTA of its common units for PIK-eligible preferred units enables the Partnership to more effectively manage its consolidated cash balances.

•
Subject to certain limitations, each preferred unitholder may elect to convert its preferred units on or after September 30, 2025 into a number of the Partnership’s common units equal to (a) the number of preferred units to be converted multiplied by (b) the quotient of (i) $1,000 plus any accrued and unpaid distributions per preferred unit, divided by (ii) 92.5% of the volume-weighted average price of the Partnership’s common units at the time of conversion (as defined in the underlying agreements). In addition, each preferred unitholder may convert its preferred units into common units if EPO’s senior notes cease to have an investment grade rating or a Change of Control (as defined in the Amended Partnership Agreement) occurs, in each case based on the conversion ratio specified in the Amended Partnership Agreement.

•
The Partnership may elect to redeem the preferred units for cash, in whole or in part, based on a redemption price outlined in the following schedule, plus any accrued and unpaid distributions at the redemption date:

•	$1,100 per preferred unit from September 30, 2020 through September 29, 2022;
•	$1,070 per preferred unit from September 30, 2022 through September 29, 2024;
•	$1,030 per preferred unit from September 30, 2024 through September 29, 2025;
•	$1,010 per preferred unit from September 30, 2025 through September 29, 2026; and
•	$1,000 per preferred unit on or after September 30, 2026; however,
•	if a Change of Control event occurs prior to September 30, 2026, the redemption price is $1,010 per preferred unit.

In connection with a redemption at the Partnership’s election, the Partnership may convert up to 50% of the preferred units being redeemed into common units (and to pay cash with respect to the remainder), with each such preferred unit being converted on the applicable redemption date into a number of common units equal to (i) the then-applicable preferred unit redemption price divided by (ii) 92.5% of the volume-weighted average price of the Partnership’s common units at the time of conversion (as defined in the underlying agreements).

The Partnership has agreed to prepare and file a registration statement that would permit or otherwise facilitate the public resale of any common units resulting from the conversion of the preferred units to common units.

Our Unaudited Condensed Consolidated Balance Sheet at September 30, 2020 presents the capital accounts of the third-party and related party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event.  The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income, December 31, 2019	$55.1	$13.9	$2.4	$71.4
Other comprehensive income (loss) for period, before reclassifications	392.7	(207.7)	(0.1)	184.9
Reclassification of losses (gains) to net income during period	(334.8)	29.2	–	(305.6)
Total other comprehensive income (loss) for period	57.9	(178.5)	(0.1)	(120.7)
Accumulated Other Comprehensive Income (Loss), September 30, 2020	$113.0	$(164.6)	$2.3	$(49.3)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2018	$152.7	$(104.8)	$3.0	$50.9
Other comprehensive income (loss) for period, before reclassifications	58.6	(23.8)	(0.6)	34.2
Reclassification of losses (gains) to net income during period	(152.0)	27.8	–	(124.2)
Total other comprehensive income (loss) for period	(93.4)	4.0	(0.6)	(90.0)
Accumulated Other Comprehensive Income (Loss), September 30, 2019	$59.3	$(100.8)	$2.4	$(39.1)

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2020	2019	2020	2019
Interest rate derivatives	Interest expense	$9.9	$9.4	$29.2	$27.8
Commodity derivatives	Revenue	19.5	(93.6)	(344.7)	(161.4)
Commodity derivatives	Operating costs and expenses	10.0	2.1	9.9	9.4
Total		$39.4	$(82.1)	$(305.6)	$(124.2)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions

On October 7, 2020, we announced that the Board declared a quarterly cash distribution of $0.4450 per common unit, or $1.78 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2020.  The quarterly distribution is payable on November 12, 2020 to unitholders of record as of the close of business on October 30, 2020.  In light of current economic conditions, management will evaluate any future increases in cash distributions on a quarterly basis.  The payment of any quarterly cash distribution is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NGL Pipelines & Services:
Sales of NGLs and related products	$2,048.4	$2,624.9	$6,401.7	$7,955.5
Segment midstream services:
Natural gas processing and fractionation	205.4	279.6	575.8	837.3
Transportation	254.7	248.2	769.6	767.4
Storage and terminals	105.5	99.4	311.3	291.0
Total segment midstream services	565.6	627.2	1,656.7	1,895.7
Total NGL Pipelines & Services	2,614.0	3,252.1	8,058.4	9,851.2
Crude Oil Pipelines & Services:
Sales of crude oil	1,216.1	2,130.0	4,059.7	6,990.1
Segment midstream services:
Transportation	189.3	209.1	603.5	598.1
Storage and terminals	116.2	139.2	360.5	364.0
Total segment midstream services	305.5	348.3	964.0	962.1
Total Crude Oil Pipelines & Services	1,521.6	2,478.3	5,023.7	7,952.2
Natural Gas Pipelines & Services:
Sales of natural gas	350.7	440.0	1,097.6	1,627.1
Segment midstream services:
Transportation	256.2	275.5	765.1	835.2
Total segment midstream services	256.2	275.5	765.1	835.2
Total Natural Gas Pipelines & Services	606.9	715.5	1,862.7	2,462.3
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,966.2	1,299.0	4,593.7	3,867.3
Segment midstream services:
Fractionation and isomerization	54.6	43.2	129.0	125.5
Transportation, including marine logistics	115.2	134.4	365.5	393.2
Storage and terminals	43.5	41.6	122.5	132.2
Total segment midstream services	213.3	219.2	617.0	650.9
Total Petrochemical & Refined Products Services	2,179.5	1,518.2	5,210.7	4,518.2
Total consolidated revenues	$6,922.0	$7,964.1	$20,155.5	$24,783.9

Substantially all of our revenues are derived from contracts with customers as defined within ASC 606, Revenue from Contracts with Customers.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at September 30, 2020:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$173.1
Total		$173.1

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$162.0
Deferred revenue (noncurrent)	Other long-term liabilities	206.4
Total		$368.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the nine months ended September 30, 2020:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2019	$17.6	$314.9
Amount included in opening balance transferred to other accounts during period (1)	(17.6)	(101.7)
Amount recorded during period (2)	253.0	486.7
Amounts recorded during period transferred to other accounts (1)	(79.9)	(325.5)
Other changes	–	(6.0)
Balance at September 30, 2020	$173.1	$368.4

(1)
Unbilled revenues are transferred to accounts receivable once we have an unconditional right to consideration from the customer.  Deferred revenues are recognized as revenue upon satisfaction of our performance obligation to the customer.

(2)
Unbilled revenue represents revenue that has been recognized upon satisfaction of a performance obligation, but cannot be contractually invoiced (or billed) to the customer at the balance sheet date until a future period.  Deferred revenue is recorded when payment is received from a customer prior to our satisfaction of the associated performance obligation.

The increase in unbilled revenue since December 31, 2019 is primarily due to the recognition of deficiency fee revenues on our EFS Midstream System that are not billable to the customer until the end of 2020.

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of September 30, 2020.

Period	Fixed Consideration
Three Months Ended December 31, 2020	$988.5
One Year Ended December 31, 2021	3,804.7
One Year Ended December 31, 2022	3,375.9
One Year Ended December 31, 2023	3,016.8
One Year Ended December 31, 2024	2,848.3
Thereafter	15,315.9
Total	$29,350.1

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income	$1,382.5	$1,474.2	$4,326.9	$4,660.7
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	484.2	467.1	1,461.3	1,380.8
Asset impairment and related charges in operating costs and expenses	77.0	39.4	90.4	51.2
Net gains attributable to asset sales in operating costs and expenses	(0.6)	(0.1)	(2.1)	(2.6)
General and administrative costs	50.3	55.5	162.8	160.2
Non-refundable payments received from shippers attributable to make-up rights (1)	49.3	20.8	79.1	34.3
Subsequent recognition of revenues attributable to make-up rights (2)	(9.4)	(5.5)	(25.0)	(18.6)
Total segment gross operating margin	$2,033.3	$2,051.4	$6,093.4	$6,266.0

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gross operating margin by segment:
NGL Pipelines & Services	$1,028.1	$1,008.3	$3,038.2	$2,933.8
Crude Oil Pipelines & Services	481.8	496.2	1,569.1	1,671.7
Natural Gas Pipelines & Services	208.4	258.5	701.1	824.6
Petrochemical & Refined Products Services	315.0	288.4	785.0	835.9
Total segment gross operating margin	$2,033.3	$2,051.4	$6,093.4	$6,266.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the non-cash mark-to-market gains (losses) for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$(12.0)	$(0.7)	$11.4	$(0.1)
Crude Oil Pipelines & Services	10.1	9.8	28.9	95.0
Natural Gas Pipelines & Services	(14.8)	1.3	10.0	1.3
Petrochemical & Refined Products Services	(21.0)	(1.3)	3.4	(3.3)
Total mark-to-market impact on gross operating margin	(37.7)	9.1	53.7	92.9
Mark-to-market loss in interest expense	–	(94.9)	–	(94.9)
Total	$(37.7)	$(85.8)	$53.7	$(2.0)

For information regarding our hedging activities, see Note 14.

Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended September 30, 2020	$2,612.4	$1,518.0	$604.6	$2,179.5	$–	$6,914.5
Three months ended September 30, 2019	3,250.1	2,467.9	712.3	1,518.2	–	7,948.5
Nine months ended September 30, 2020	8,053.4	5,007.0	1,855.2	5,210.7	–	20,126.3
Nine months ended September 30, 2019	9,843.9	7,916.5	2,451.6	4,518.2	–	24,730.2
Revenues from related parties:
Three months ended September 30, 2020	1.6	3.6	2.3	–	–	7.5
Three months ended September 30, 2019	2.0	10.4	3.2	–	–	15.6
Nine months ended September 30, 2020	5.0	16.7	7.5	–	–	29.2
Nine months ended September 30, 2019	7.3	35.7	10.7	–	–	53.7
Intersegment and intrasegment revenues:
Three months ended September 30, 2020	7,098.2	6,422.5	117.0	1,297.8	(14,935.5)	–
Three months ended September 30, 2019	4,729.3	9,479.7	141.7	558.1	(14,908.8)	–
Nine months ended September 30, 2020	18,826.6	18,302.7	325.0	2,815.6	(40,269.9)	–
Nine months ended September 30, 2019	14,715.5	26,818.0	500.2	1,890.4	(43,924.1)	–
Total revenues:
Three months ended September 30, 2020	9,712.2	7,944.1	723.9	3,477.3	(14,935.5)	6,922.0
Three months ended September 30, 2019	7,981.4	11,958.0	857.2	2,076.3	(14,908.8)	7,964.1
Nine months ended September 30, 2020	26,885.0	23,326.4	2,187.7	8,026.3	(40,269.9)	20,155.5
Nine months ended September 30, 2019	24,566.7	34,770.2	2,962.5	6,408.6	(43,924.1)	24,783.9
Equity in income (loss) of unconsolidated affiliates:
Three months ended September 30, 2020	29.3	51.8	1.4	(0.5)	–	82.0
Three months ended September 30, 2019	25.9	113.2	1.6	(1.4)	–	139.3
Nine months ended September 30, 2020	90.8	243.2	4.3	(2.2)	–	336.1
Nine months ended September 30, 2019	82.7	348.8	4.9	(5.1)	–	431.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At September 30, 2020	$17,309.6	$6,503.6	$8,383.0	$7,695.0	$2,468.9	$42,360.1
At December 31, 2019	16,652.1	6,324.4	8,432.5	7,553.2	2,641.2	41,603.4
Investments in unconsolidated affiliates: (see Note 5)
At September 30, 2020	676.4	1,774.8	29.9	4.3	–	2,485.4
At December 31, 2019	703.8	1,866.5	27.3	2.6	–	2,600.2
Intangible assets, net: (see Note 6)
At September 30, 2020	341.2	1,952.4	915.1	139.9	–	3,348.6
At December 31, 2019	360.2	2,001.9	941.2	145.7	–	3,449.0
Goodwill: (see Note 6)
At September 30, 2020	2,651.7	1,841.0	296.3	956.2	–	5,745.2
At December 31, 2019	2,651.7	1,841.0	296.3	956.2	–	5,745.2
Segment assets:
At September 30, 2020	20,978.9	12,071.8	9,624.3	8,795.4	2,468.9	53,939.3
At December 31, 2019	20,367.8	12,033.8	9,697.3	8,657.7	2,641.2	53,397.8

Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated revenues:
NGL Pipelines & Services	$2,614.0	$3,252.1	$8,058.4	$9,851.2
Crude Oil Pipelines & Services	1,521.6	2,478.3	5,023.7	7,952.2
Natural Gas Pipelines & Services	606.9	715.5	1,862.7	2,462.3
Petrochemical & Refined Products Services	2,179.5	1,518.2	5,210.7	4,518.2
Total consolidated revenues	$6,922.0	$7,964.1	$20,155.5	$24,783.9

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$4,313.7	$5,276.5	$12,331.9	$16,721.5
Other operating costs and expenses (1)	696.9	790.8	2,120.4	2,243.4
Depreciation, amortization and accretion	484.2	467.1	1,461.3	1,380.8
Asset impairment and related charges	77.0	39.4	90.4	51.2
Net gains attributable to asset sales	(0.6)	(0.1)	(2.1)	(2.6)
General and administrative costs	50.3	55.5	162.8	160.2
Total consolidated costs and expenses	$5,621.5	$6,629.2	$16,164.7	$20,554.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Income Taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred tax benefit (expense) attributable to OTA	$21.3		$158.0
Texas Margin Tax	(7.2)	$(15.5)	(21.9)	$(36.5)
Other	5.0	0.1	2.5	(0.9)
Benefit from (provision for) income taxes	$19.1	$(15.4)	$138.6	$(37.4)

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the nine months ended September 30, 2020 and 2019.

OTA Deferred Tax Liability

On March 5, 2020, the Partnership settled its obligations under the Liquidity Option Agreement (see Note 8) and indirectly assumed OTA’s deferred tax liability, which reflects OTA’s outside basis difference in the limited partner interests it received from the Partnership in October 2014.  Upon settlement of the Liquidity Option, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA calculated in accordance with ASC 740, Income Taxes.

At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Unaudited Condensed Statement of Consolidated Operations for the nine months ended September 30, 2020.  Subsequent to March 5, 2020 and through September 30, 2020, OTA recognized an additional net, non-cash deferred income tax benefit of $85.8 million due to a decrease in the outside basis difference of its investment in the Partnership, which in turn was driven by a decline in the market price of Partnership common units since March 5, 2020.  In total, earnings for the three and nine months ended September 30, 2020 reflect $21.3 million and $158.0 million, respectively, of net deferred income tax benefit attributable to OTA.

On September 30, 2020, OTA exchanged the Partnership common units it owned for non-publicly traded preferred units having a stated value of $1,000 per unit (see Note 8).  As a result and beginning September 30, 2020, OTA’s deferred tax liability no longer fluctuates due to market price changes in the Partnership’s common units. Our subsidiary OTA is a corporation for U.S. federal income tax purposes, and the exchange of common units for preferred units did not constitute a taxable transaction for OTA.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Current portion of income tax benefit (provision):
Federal	$5.3	$0.4	$3.0	$(0.1)
State	(4.7)	(9.1)	(13.4)	(25.6)
Foreign	0.2	–	–	(0.8)
Total current portion	0.8	(8.7)	(10.4)	(26.5)
Deferred portion of income tax benefit (provision):
Federal	18.7	(0.3)	145.1	(0.2)
State	(0.4)	(6.4)	3.9	(10.9)
Foreign	–	–	–	0.2
Total deferred portion	18.3	(6.7)	149.0	(10.9)
Total benefit from (provision for) income taxes	$19.1	$(15.4)	$138.6	$(37.4)

A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Pre-Tax Net Book Income (“NBI”)	$1,064.9	$1,060.2	$3,381.2	$3,599.1

Texas Margin Tax (1)	(7.2)	(15.5)	(21.9)	(36.5)
State income tax benefit (provision), net of federal benefit (2)	1.6	–	9.7	(0.3)
Federal income tax benefit (provision) computed by applying the federal statutory rate to NBI of corporate entities	25.1	0.1	83.4	(0.6)
Federal benefit attributable to settlement of Liquidity Option (2)	–	–	67.8	–
Other differences	(0.4)	–	(0.4)	–
Benefit from (provision for) income taxes	$19.1	$(15.4)	$138.6	$(37.4)

Effective income tax rate	1.8%	(1.5)%	4.1%	(1.0)%

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	September 30,	December 31,
	2020	2019
Deferred tax liabilities:
Attributable to investment in OTA	$353.9
Attributable to property, plant and equipment	107.9	$100.2
Attributable to investments in other entities	4.2	3.3
Total deferred tax liabilities	466.0	103.5
Less deferred tax assets:
Net operating loss carryovers (1)	0.1	0.1
Temporary differences related to Texas Margin Tax	2.6	3.0
Total deferred tax assets	2.7	3.1
Total net deferred tax liabilities	$463.3	$100.4

(1)	These losses expire in various years between 2020 and 2037 and are subject to limitations on their utilization.

Note 12.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per unit for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020		2019	2020		2019
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,052.6		$1,019.2	$3,437.4		$3,494.4
Earnings allocated to phantom unit awards (1)	(7.5)		(6.1)	(24.9)		(21.3)
Net income allocated to common unitholders	$1,045.1		$1,013.1	$3,412.5		$3,473.1

Basic weighted-average number of common units outstanding	2,185.5		2,189.1	2,186.7		2,188.4

Basic earnings per common unit	$0.48		$0.46	$1.56		$1.59

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,052.6		$1,019.2	$3,437.4		$3,494.4

Diluted weighted-average number of units outstanding:
Common units	2,185.5		2,189.1	2,186.7		2,188.4
Phantom units (2)	15.9		13.2	15.7		13.1
Preferred units (2)	-	*	–	-	*	–
Total	2,201.4		2,202.3	2,202.4		2,201.5

Diluted earnings per common unit	$0.48		$0.46	$1.56		$1.59

* Amount is negligible

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding the phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom units and the conversion of preferred units outstanding.  See Note 8 for information regarding the preferred units issued on September 30, 2020.  Since the preferred units were issued on the last day of the third quarter of 2020, their weighted-average dilutive impact on earnings per unit for the three and nine months ended September 30, 2020 was negligible.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-classified awards:
Phantom unit awards	$37.3	$34.7	$113.1	$99.6
Profits interest awards	2.2	2.5	7.2	8.1
Liability-classified awards	–	0.1	–	0.1
Total	$39.5	$37.3	$120.3	$107.8

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

Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire EPD common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2019	12,974,684	$27.21
Granted (2)	7,403,345	$25.71
Vested	(4,447,460)	$26.35
Forfeited	(130,774)	$26.74
Phantom unit awards at September 30, 2020	15,799,795	$26.75

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2020 was $190.4 million based on a grant date market price of EPD common units ranging from $17.24 to $25.76 per unit.  An estimated annual forfeiture rate of 2.4% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cash payments made in connection with DERs	$7.1	$5.9	$20.0	$16.4
Total intrinsic value of phantom unit awards that vested during period	2.0	7.2	113.4	108.9

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $196.6  million at September 30, 2020, of which our share of such cost is currently estimated to be $165.5 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

EPCO currently serves as the general partner for each of four limited partnerships (referred to as the “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing such employees a profits interest in one or more of the Employee Partnerships.

On September 30, 2020, the partners of two such Employee Partnerships, namely EPD PubCo Unit II L.P. (“PubCo II”) and EPD PrivCo Unit I L.P. (“PrivCo I”), amended their respective limited partnership agreements to provide for the vesting of their Class B limited partner interests on the earlier of (i) February 22, 2023, (ii) the first date on or after September 30, 2020 on which the closing market price of the Partnership’s common units is equal to or greater than $25.41 per unit, (iii) a change of control event, or (iv) dissolution of the applicable Employee Partnership.  As a result of these modifications, PubCo II and PrivCo I will recognize incremental compensation cost of $1.2 million and $0.5 million, respectively, through February 22, 2023.

The profits interest in EPD PubCo Unit I L.P. vested in February 2020 and was liquidated.  At September 30, 2020, our share of the total unrecognized compensation cost related to the four remaining Employee Partnerships was $18.0 million, which we expect to recognize over a weighted-average period of 3.1 years.

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

Forward-Starting Swaps
The following table summarizes our portfolio of 30-year forward-starting swaps at September 30, 2020, all of which are associated with the expected future issuance of senior notes.

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

In total, the notional amount of forward-starting swaps outstanding at September 30, 2020 was $1.08 billion.  The weighted-average fixed interest rate of these derivative instruments is 1.83%.

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

At September 30, 2020, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.

The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2020 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	7.4	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”)) (3)	1.1	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.3	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.2	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	5.2	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	143.3	5.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	179.7	16.6	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.8	0.7	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	46.8	8.1	Cash flow hedge
Forecasted sales of refined products (MMBbls)	54.0	11.5	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.1	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	51.0	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	65.2	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4)	37.9	0.7	Mark-to-market
NGL risk management activities (MMBbls) (4)	26.4	10.8	Mark-to-market
Refined products risk management activities (MMBbls) (4)	4.0	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	19.5	5.9	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2022, December 2021 and December 2022, respectively.

(3)	Forecasted NGL sales volumes under natural gas processing exclude 0.3 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $72.4 million and $31.7 million at September 30, 2020 and December 31, 2019, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$160.7	Current liabilities	$6.7
Interest rate derivatives	Other assets	5.7	Other assets	–	Other liabilities	32.9	Other liabilities	6.8
Total interest rate derivatives		5.7		–		193.6		13.5
Commodity derivatives	Current assets	109.3	Current assets	116.5	Current liabilities	159.4	Current liabilities	107.1
Commodity derivatives	Other assets	4.3	Other assets	–	Other liabilities	20.2	Other liabilities	–
Total commodity derivatives		113.6		116.5		179.6		107.1
Total derivatives designated as hedging instruments		$119.3		$116.5		$373.2		$120.6

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$23.6	Current assets	$10.7	Current liabilities	$9.6	Current liabilities	$8.6
Commodity derivatives	Other assets	2.2	Other assets	0.6	Other liabilities	1.0	Other liabilities	0.5
Total commodity derivatives		25.8		11.3		10.6		9.1
Total derivatives not designated as hedging instruments		$25.8		$11.3		$10.6		$9.1

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2020:
Interest rate derivatives	$5.7	$–	$5.7	$–	$–	$–	$5.7
Commodity derivatives	$139.4	$–	$139.4	$(139.4)	$–	$50.4	$50.4
As of December 31, 2019:
Commodity derivatives	$127.8	$–	$127.8	$(115.3)	$–	$(11.0)	$1.5

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2020:
Interest rate derivatives	$193.6	$–	$193.6	$–	$–	$–	$193.6
Commodity derivatives	190.2	–	190.2	(139.4)	–	–	50.8
As of December 31, 2019:
Interest rate derivatives	$13.5	$–	$13.5	$–	$–	$–	$13.5
Commodity derivatives	116.2	–	116.2	(115.3)	–	–	0.9

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Commodity derivatives	Revenue	$(19.8)	$(0.4)	$(69.1)	$(2.0)
Total		$(19.8)	$(0.4)	$(69.1)	$(2.0)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Commodity derivatives	Revenue	$22.4	$2.4	142.6	$8.7
Total		$22.4	$2.4	$142.6	$8.7

The gain (loss) corresponding to the hedge ineffectiveness on the fair value hedges was negligible for all periods presented. The remaining gain (loss) for each period presented is primarily attributable to prompt-to-forward month price differentials that were excluded from the assessment of hedge effectiveness.

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate derivatives	$62.6	$(18.6)	$(207.7)	$(23.8)
Commodity derivatives – Revenue (1)	2.6	73.5	404.5	71.1
Commodity derivatives – Operating costs and expenses (1)	(6.8)	(1.2)	(11.8)	(12.5)
Total	$58.4	$53.7	$185.0	$34.8

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations upon settlement of the underlying derivative transactions, as appropriate.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate derivatives	Interest expense	$(9.9)	$(9.4)	$(29.2)	$(27.8)
Commodity derivatives	Revenue	(19.5)	93.6	344.7	161.4
Commodity derivatives	Operating costs and expenses	(10.0)	(2.1)	(9.9)	(9.4)
Total		$(39.4)	$82.1	$305.6	$124.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Over the next twelve months, we expect to reclassify $40.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $174.3 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, $175.5 million as an increase in revenue and $1.2 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate derivatives	Interest expense	$–	$(94.9)	$–	$(94.9)
Commodity derivatives	Revenue	14.7	21.8	113.4	96.7
Commodity derivatives	Operating costs and expenses	0.1	(1.6)	0.9	(6.3)
Total		$14.8	$(74.7)	$114.3	$(4.5)

The $114.3 million gain recognized for the nine months ended September 30, 2020 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $59.6 million of realized gains and $54.7 million of net unrealized mark-to-market gains attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	At September 30, 2020 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$–	$5.7	$–	$5.7
Commodity derivatives:
Value before application of CME Rule 814	442.4	454.1	52.7	949.2
Impact of CME Rule 814	(417.8)	(352.3)	(39.7)	(809.8)
Total commodity derivatives	24.6	101.8	13.0	139.4
Total	$24.6	$107.5	$13.0	$145.1

Financial liabilities:
Interest rate derivatives	$–	$193.6	$–	$193.6
Commodity derivatives:
Value before application of CME Rule 814	637.9	567.9	100.2	1,306.0
Impact of CME Rule 814	(613.6)	(433.5)	(68.7)	(1,115.8)
Total commodity derivatives	24.3	134.4	31.5	190.2
Total	$24.3	$328.0	$31.5	$383.8

	At December 31, 2019 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$53.4	$343.7	$0.1	$397.2
Impact of CME Rule 814	(47.0)	(222.4)	–	(269.4)
Total commodity derivatives	6.4	121.3	0.1	127.8
Total	$6.4	$121.3	$0.1	$127.8

Financial liabilities:
Liquidity Option (see Note 8)	$–	$–	$509.6	$509.6
Interest rate derivatives	–	13.5	–	13.5
Commodity derivatives:
Value before application of CME Rule 814	88.1	273.6	0.3	362.0
Impact of CME Rule 814	(81.9)	(163.9)	–	(245.8)
Total commodity derivatives	6.2	109.7	0.3	116.2
Total	$6.2	$123.2	$509.9	$639.3

In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2020 was a net derivative liability of $356.8 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at September 30, 2020 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements. Refer to Note 8 for discussion of the settlement of the Liquidity Option in March 2020 and Note 11 for the income tax impact related to this transaction.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nonrecurring Fair Value Measurements

We did not have any significant nonrecurring fair value measurements at September 30, 2020 or 2019.

See Note 4 for information regarding other non-cash asset impairment charges.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $32.80 billion and $30.37 billion at September 30, 2020 and December 31, 2019, respectively.  The aggregate carrying value of these debt obligations was $29.90 billion and $27.15 billion at September 30, 2020 and December 31, 2019, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues – related parties:
Unconsolidated affiliates	$7.5	$15.6	$29.2	$53.7
Costs and expenses – related parties:
EPCO and its privately held affiliates	$283.9	$297.8	$847.0	$837.9
Unconsolidated affiliates	33.1	94.7	167.2	313.3
Total	$317.0	$392.5	$1,014.2	$1,151.2

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2020	December 31, 2019
Accounts receivable - related parties:
EPCO and its privately held affiliates	$2.2	$–
Unconsolidated affiliates	1.9	2.5
Total	$4.1	$2.5

Accounts payable - related parties:
EPCO and its privately held affiliates	$113.8	$143.7
Unconsolidated affiliates	7.5	18.6
Total	$121.3	$162.3

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

At September 30, 2020, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Limited Partner Interests Outstanding
701,981,017 common units	32.2%
15,000 preferred units	30.0%

Of the total number of units held by EPCO and its privately held affiliates, 97,322,618 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at September 30, 2020.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of EPD’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the nine months ended September 30, 2020 and 2019, we paid EPCO and its privately held affiliates cash distributions totaling $908.2 million and $893.1 million, respectively.

We have no employees.  All of our operating functions and general and administrative support services are provided by employees of EPCO pursuant to the ASA or by other service providers.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating costs and expenses	$247.8	$259.3	$740.9	$732.0
General and administrative expenses	32.1	34.2	94.6	92.9
Total costs and expenses	$279.9	$293.5	$835.5	$824.9

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  In January 2020, we amended an office space lease with an affiliate of EPCO that extended the term through June 2037.  For the three months ended September 30, 2020 and 2019, we recognized $3.3 million and $3.8 million, respectively, of related party operating lease expense in connection with these office space leases.  For the nine months ended September 30, 2020 and 2019, we recognized $9.6 million and $11.1 million, respectively, of related party operating lease expense in connection with these office space leases.

Note 16.  Commitments and Contingent Liabilities

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accruals for litigation contingencies were $6.9 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively, and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”

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

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $30.15 billion and $27.88 billion at September 30, 2020 and December 31, 2019, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
The following table presents information regarding operating leases where we are the lessee at September 30, 2020:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$131.0	$131.5	16 years	4.3%
Transportation equipment	37.4	39.7	3 years	3.5%
Office and warehouse space	172.7	183.0	16 years	3.2%
Total	$341.1	$354.2

(1)	Right-of-use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At September 30, 2020, lease liabilities of $28.6 million and $325.6 million were included within “Other current liabilities” and “Other liabilities,” respectively.
(3)
The discount rate for each category of assets represents the weighted average of either (i) the implicit rate applicable to the underlying leases (where determinable) or (ii) our incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842, Leases.

In total, our ROU asset and lease liability carrying values increased $130.9 million and $142.2 million, respectively, since December 31, 2019 primarily due to the modification of an office space lease with an affiliate of EPCO.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$9.8	$10.7	$29.6	$32.4
Related accretion expense on lease liability balances	3.1	2.1	9.8	6.9
Total fixed lease expense	12.9	12.8	39.4	39.3
Variable lease expense	0.1	1.6	0.4	4.5
Subtotal operating lease expense	13.0	14.4	39.8	43.8
Short-term operating leases	12.3	12.4	37.3	35.9
Total operating lease expense	$25.3	$26.8	$77.1	$79.7

Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term operating lease expense is expensed as incurred.  Cash paid for operating lease liabilities recorded on our balance sheet was $9.8 million and $13.0 million for the three months ended September 30, 2020 and 2019, respectively.  For the nine months ended September 30, 2020 and 2019 cash paid for operating lease liabilities was $28.1 million and $39.4 million, respectively.

We do not have any significant operating or direct financing leases where we are the lessor.  Our operating lease income for the three months ended September 30, 2020 and 2019 was $2.3 million and $3.5 million, respectively.  For the nine months ended September 30, 2020 and 2019 operating lease income was $8.4 million and $10.7 million, respectively.  We do not have any sales-type leases.

Including the impact of the modification of the related party office space lease, our total operating lease commitments increased from $271.2 million at December 31, 2019 to approximately $469.2 million at September 30, 2020.

Purchase Obligations
We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products.  These commitments represent enforceable and legally binding agreements as of the reporting date.  Our product purchase commitments at September 30, 2020 declined by an estimated $6.3 billion when compared to those reported in our 2019 Form 10-K primarily due to lower NGL and crude oil prices in the nine months ended September 30, 2020.  At September 30, 2020, our estimated long-term product purchase obligations totaled $14.27 billion after reflecting the decline in commodity prices, agreements added during the nine months ended September 30, 2020 and those commitments that expired during the year.  At December 31, 2019, our estimated long-term product purchase obligations totaled $20.57 billion.

Settlement of Liquidity Option

See Note 8 for information regarding settlement of the Liquidity Option on March 5, 2020.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table presents the net effect of changes in our operating accounts for the periods indicated:

	For the Nine Months Ended September 30,
	2020	2019
Decrease (increase) in:
Accounts receivable – trade	$1,119.5	$(578.0)
Accounts receivable – related parties	1.0	1.6
Inventories	(1,063.2)	(44.2)
Prepaid and other current assets	288.2	(305.3)
Other assets	(27.7)	(18.3)
Increase (decrease) in:
Accounts payable – trade	147.0	(55.4)
Accounts payable – related parties	(41.0)	31.0
Accrued product payables	(621.9)	666.6
Accrued interest	(196.6)	(158.4)
Other current liabilities	(212.3)	133.6
Other liabilities	(85.0)	(82.2)
Net effect of changes in operating accounts	$(692.0)	$(409.0)

Cash payments for interest, net of $96.9 and $102.9 capitalized during the nine months ended September 30, 2020 and 2019, respectively	$1,107.4	$996.1

Cash payments for federal and state income taxes	$24.9	$24.7

We incurred liabilities for construction in progress that had not been paid at September 30, 2020 and December 31, 2019 of $272.1 million and $432.0 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

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

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
September 30, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$863.2	$292.5	$(24.7)	$1,131.0	$0.1	$–	$1,131.1
Accounts receivable – trade, net	1,155.1	2,621.9	(0.8)	3,776.2	–	–	3,776.2
Accounts receivable – related parties	145.8	782.0	(915.0)	12.8	–	(8.7)	4.1
Inventories	2,447.6	745.3	(0.3)	3,192.6	–	–	3,192.6
Derivative assets	101.6	31.3	–	132.9	–	–	132.9
Prepaid and other current assets	269.8	445.5	(159.7)	555.6	0.2	0.6	556.4
Total current assets	4,983.1	4,918.5	(1,100.5)	8,801.1	0.3	(8.1)	8,793.3
Property, plant and equipment, net	6,685.4	35,715.0	(40.3)	42,360.1	–	–	42,360.1
Investments in unconsolidated affiliates	46,284.9	4,840.8	(48,640.3)	2,485.4	25,092.9	(25,092.9)	2,485.4
Intangible assets, net	624.3	2,741.0	(16.7)	3,348.6	–	–	3,348.6
Goodwill	459.5	5,285.7	–	5,745.2	–	–	5,745.2
Other assets	907.0	335.0	(239.4)	1,002.6	1.0	–	1,003.6
Total assets	$59,944.2	$53,836.0	$(50,037.2)	$63,743.0	$25,094.2	$(25,101.0)	$63,736.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,325.0	$–	$–	$1,325.0	$–	$–	$1,325.0
Accounts payable – trade	288.3	631.4	(24.7)	895.0	1.0	–	896.0
Accounts payable – related parties	891.1	158.1	(927.9)	121.3	8.7	(8.7)	121.3
Accrued product payables	1,879.1	2,439.0	(1.0)	4,317.1	–	–	4,317.1
Accrued interest	235.0	3.2	(3.1)	235.1	–	–	235.1
Derivative liabilities	329.3	0.4	–	329.7	–	–	329.7
Other current liabilities	201.8	579.1	(158.2)	622.7	–	–	622.7
Total current liabilities	5,149.6	3,811.2	(1,114.9)	7,845.9	9.7	(8.7)	7,846.9
Long-term debt	28,522.4	14.6	–	28,537.0	–	–	28,537.0
Deferred tax liabilities	25.5	434.2	(0.5)	459.2	–	4.1	463.3
Other long-term liabilities	370.0	607.3	(242.1)	735.2	–	–	735.2
Commitments and contingent liabilities
Redeemable preferred limited partner interests	–	–	–	–	49.2	(0.1)	49.1
Equity:
Partners’ and other owners’ equity	25,876.7	48,905.3	(49,724.5)	25,057.5	25,035.3	(25,057.5)	25,035.3
Noncontrolling interests in consolidated subsidiairies	–	63.4	1,044.8	1,108.2	–	(38.8)	1,069.4
Total equity	25,876.7	48,968.7	(48,679.7)	26,165.7	25,035.3	(25,096.3)	26,104.7
Total liabilities, preferred units, and equity	$59,944.2	$53,836.0	$(50,037.2)	$63,743.0	$25,094.2	$(25,101.0)	$63,736.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Balance Sheet
December 31, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$109.2	$315.8	$(15.1)	$409.9	$0.1	$–	$410.0
Accounts receivable – trade, net	1,471.1	3,403.8	(1.3)	4,873.6	–	–	4,873.6
Accounts receivable – related parties	233.1	799.9	(1,023.6)	9.4	–	(6.9)	2.5
Inventories	1,351.3	740.4	(0.3)	2,091.4	–	–	2,091.4
Derivative assets	115.2	12.0	–	127.2	–	–	127.2
Prepaid and other current assets	221.0	183.5	(46.3)	358.2	–	–	358.2
Total current assets	3,500.9	5,455.4	(1,086.6)	7,869.7	0.1	(6.9)	7,862.9
Property, plant and equipment, net	6,413.3	35,233.6	(43.5)	41,603.4	–	–	41,603.4
Investments in unconsolidated affiliates	45,514.0	4,165.7	(47,079.5)	2,600.2	25,279.3	(25,279.3)	2,600.2
Intangible assets, net	636.7	2,852.3	(40.0)	3,449.0	–	–	3,449.0
Goodwill	459.5	5,285.7	–	5,745.2	–	–	5,745.2
Other assets	404.9	288.5	(221.9)	471.5	1.0	–	472.5
Total assets	$56,929.3	$53,281.2	$(48,471.5)	$61,739.0	$25,280.4	$(25,286.2)	$61,733.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt	$1,981.9	$–	$–	$1,981.9	$–	$–	$1,981.9
Accounts payable – trade	301.4	717.7	(14.6)	1,004.5	–	–	1,004.5
Accounts payable – related parties	977.5	222.3	(1,037.5)	162.3	6.9	(6.9)	162.3
Accrued product payables	1,895.4	3,021.9	(1.6)	4,915.7	–	–	4,915.7
Accrued interest	431.6	0.9	(0.8)	431.7	–	–	431.7
Derivative liabilities	114.2	8.2	–	122.4	–	–	122.4
Other current liabilities	120.5	438.2	(47.3)	511.4	–	(0.2)	511.2
Total current liabilities	5,822.5	4,409.2	(1,101.8)	9,129.9	6.9	(7.1)	9,129.7
Long-term debt	25,628.6	14.6	–	25,643.2	–	–	25,643.2
Deferred tax liabilities	22.2	75.6	(0.8)	97.0	–	3.4	100.4
Other long-term liabilities	161.2	608.9	(247.2)	522.9	509.5	–	1,032.4
Commitments and contingent liabilities
Equity:
Partners’ and other owners’ equity	25,294.8	48,107.6	(48,155.3)	25,247.1	24,764.0	(25,247.1)	24,764.0
Noncontrolling interests in consolidated subsidiairies	–	65.3	1,033.6	1,098.9	–	(35.4)	1,063.5
Total equity	25,294.8	48,172.9	(47,121.7)	26,346.0	24,764.0	(25,282.5)	25,827.5
Total liabilities and equity	$56,929.3	$53,281.2	$(48,471.5)	$61,739.0	$25,280.4	$(25,286.2)	$61,733.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$11,392.7	$4,135.4	$(8,606.1)	$6,922.0	$–	$–	$6,922.0
Costs and expenses:
Operating costs and expenses	11,053.8	3,124.1	(8,606.7)	5,571.2	–	–	5,571.2
General and administrative costs	8.1	41.2	0.7	50.0	0.3	–	50.3
Total costs and expenses	11,061.9	3,165.3	(8,606.0)	5,621.2	0.3	–	5,621.5
Equity in income of unconsolidated affiliates	923.7	114.3	(956.0)	82.0	1,053.0	(1,053.0)	82.0
Operating income	1,254.5	1,084.4	(956.1)	1,382.8	1,052.7	(1,053.0)	1,382.5
Other income (expense):
Interest expense	(320.8)	(2.5)	2.8	(320.5)	–	–	(320.5)
Other, net	4.4	(114.1)	112.6	2.9	–	–	2.9
Total other expense, net	(316.4)	(116.6)	115.4	(317.6)	–	–	(317.6)
Income before income taxes	938.1	967.8	(840.7)	1,065.2	1,052.7	(1,053.0)	1,064.9
Benefit from (provision for) income taxes	(1.7)	21.3	(0.1)	19.5	0.1	(0.5)	19.1
Net income	936.4	989.1	(840.8)	1,084.7	1,052.8	(1,053.5)	1,084.0
Net income attributable to noncontrolling interests	–	(1.8)	(31.3)	(33.1)	–	1.7	(31.4)
Net income attributable to preferred units	–	–	–	–	(0.2)	0.2	–
Net income attributable to entity	$936.4	$987.3	$(872.1)	$1,051.6	$1,052.6	$(1,051.6)	$1,052.6

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Revenues	$29,836.7	$12,609.5	$(22,290.7)	$20,155.5	$–	$–	$20,155.5
Costs and expenses:
Operating costs and expenses	28,856.1	9,438.6	(22,292.8)	16,001.9	–	–	16,001.9
General and administrative costs	28.5	130.6	2.1	161.2	1.6	–	162.8
Total costs and expenses	28,884.6	9,569.2	(22,290.7)	16,163.1	1.6	–	16,164.7
Equity in income of unconsolidated affiliates	2,972.6	422.3	(3,058.8)	336.1	3,368.9	(3,368.9)	336.1
Operating income	3,924.7	3,462.6	(3,058.8)	4,328.5	3,367.3	(3,368.9)	4,326.9
Other income (expense):
Interest expense	(959.0)	(7.6)	8.4	(958.2)	–	–	(958.2)
Other, net	17.4	(386.9)	384.0	14.5	(2.0)	–	12.5
Total other expense, net	(941.6)	(394.5)	392.4	(943.7)	(2.0)	–	(945.7)
Income before income taxes	2,983.1	3,068.1	(2,666.4)	3,384.8	3,365.3	(3,368.9)	3,381.2
Benefit from (provision for) income taxes	(10.5)	78.3	(0.4)	67.4	72.3	(1.1)	138.6
Net income	2,972.6	3,146.4	(2,666.8)	3,452.2	3,437.6	(3,370.0)	3,519.8
Net income attributable to noncontrolling interests	–	(4.6)	(82.5)	(87.1)	–	4.7	(82.4)
Net income attributable to preferred units	–	–	–	–	(0.2)	0.2	–
Net income attributable to entity	$2,972.6	$3,141.8	$(2,749.3)	$3,365.1	$3,437.4	$(3,365.1)	$3,437.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,083.0	$940.4	$(840.8)	$1,182.6	$1,150.4	$(1,151.2)	$1,181.8
Comprehensive income attributable to noncontrolling interests	–	(1.8)	(31.3)	(33.1)	–	1.7	(31.4)
Comprehensive income attributable to preferred units	–	–	–	–	(0.2)	0.2	–
Comprehensive income attributable to entity	$1,083.0	$938.6	$(872.1)	$1,149.5	$1,150.2	$(1,149.3)	$1,150.4

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$1,038.7	$1,176.8	$(1,159.8)	$1,055.7	$990.8	$(1,030.1)	$1,016.4
Comprehensive income attributable to noncontrolling interests	–	(1.5)	(25.4)	(26.9)	–	1.3	(25.6)
Comprehensive income attributable to entity	$1,038.7	$1,175.3	$(1,185.2)	$1,028.8	$990.8	$(1,028.8)	$990.8

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$2,767.1	$3,231.4	$(2,666.8)	$3,331.7	$3,316.7	$(3,249.3)	$3,399.1
Comprehensive income attributable to noncontrolling interests	–	(4.6)	(82.5)	(87.1)	–	4.7	(82.4)
Comprehensive income attributable to preferred units	–	–	–	–	(0.2)	0.2	–
Comprehensive income attributable to entity	$2,767.1	$3,226.8	$(2,749.3)	$3,244.6	$3,316.5	$(3,244.4)	$3,316.7

Unaudited Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2019
	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Comprehensive income	$3,628.6	$3,650.6	$(3,681.6)	$3,597.6	$3,404.4	$(3,530.3)	$3,471.7
Comprehensive income attributable to noncontrolling interests	–	(4.9)	(66.5)	(71.4)	–	4.1	(67.3)
Comprehensive income attributable to entity	$3,628.6	$3,645.7	$(3,748.1)	$3,526.2	$3,404.4	$(3,526.2)	$3,404.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2020

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$2,972.6	$3,146.4	$(2,666.8)	$3,452.2	$3,437.6	$(3,370.0)	$3,519.8
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	260.8	1,286.9	(2.6)	1,545.1	–	–	1,545.1
Equity in income of unconsolidated affiliates	(2,972.6)	(422.3)	3,058.8	(336.1)	(3,368.9)	3,368.9	(336.1)
Distributions received from unconsolidated affiliates attributable to earnings	1,071.3	157.4	(891.3)	337.4	3,164.4	(3,164.4)	337.4
Net effect of changes in operating accounts and other operating activities	1,997.2	(2,254.3)	(449.2)	(706.3)	(68.7)	0.4	(774.6)
Net cash flows provided by operating activities	3,329.3	1,914.1	(951.1)	4,292.3	3,164.4	(3,165.1)	4,291.6
Investing activities:
Capital expenditures	(533.9)	(2,139.1)	1.4	(2,671.6)	–	–	(2,671.6)
Proceeds from asset sales	1.2	7.2	–	8.4	–	–	8.4
Other investing activities	(1,106.8)	30.4	1,175.4	99.0	–	–	99.0
Cash used in investing activities	(1,639.5)	(2,101.5)	1,176.8	(2,564.2)	–	–	(2,564.2)
Financing activities:
Borrowings under debt agreements	6,672.1	–	–	6,672.1	–	–	6,672.1
Repayments of debt	(4,406.6)	–	–	(4,406.6)	–	–	(4,406.6)
Cash distributions paid to owners	(3,164.4)	(1,104.7)	1,153.5	(3,115.6)	(2,968.4)	3,164.4	(2,919.6)
Cash payments made in connection with DERs	–	–	–	–	(20.0)	–	(20.0)
Cash distributions paid to noncontrolling interests	–	(6.6)	(91.9)	(98.5)	–	0.7	(97.8)
Cash contributions from noncontrolling interests	–	–	21.2	21.2	–	–	21.2
Repurchase of common units under 2019 Buyback Program	–	–	–	–	(173.8)	–	(173.8)
Net cash proceeds from the issuance of preferred unit	–	–	–	–	32.5	–	32.5
Cash contributions from owners	–	1,275.4	(1,275.4)	–	–	–	–
Other financing activities	(36.9)	–	(42.7)	(79.6)	(34.7)	–	(114.3)
Cash provided by (used in) financing activities	(935.8)	164.1	(235.3)	(1,007.0)	(3,164.4)	3,165.1	(1,006.3)
Net change in cash and cash equivalents, including restricted cash	754.0	(23.3)	(9.6)	721.1	–	–	721.1
Cash and cash equivalents, including restricted cash, at beginning of period	109.2	315.8	(15.1)	409.9	0.1	–	410.0
Cash and cash equivalents, including restricted cash, at end of period	$863.2	$292.5	$(24.7)	$1,131.0	$0.1	$–	$1,131.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Enterprise Products Partners L.P.
Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019

	EPO and Subsidiaries
	Subsidiary Issuer (EPO)	Other Subsidiaries (Non- guarantor)	EPO and Subsidiaries Eliminations and Adjustments	Consolidated EPO and Subsidiaries	EPD (Guarantor)	Eliminations and Adjustments	Consolidated Total
Operating activities:
Net income	$3,625.4	$3,743.8	$(3,681.6)	$3,687.6	$3,494.4	$(3,620.3)	$3,561.7
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	231.5	1,226.5	(1.3)	1,456.7	–	–	1,456.7
Equity in income of unconsolidated affiliates	(3,606.9)	(496.8)	3,672.4	(431.3)	(3,619.4)	3,619.4	(431.3)
Distributions received from unconsolidated affiliates attributable to earnings	1,170.9	243.0	(982.7)	431.2	3,028.9	(3,028.9)	431.2
Net effect of changes in operating accounts and other operating activities	2,203.8	(2,549.8)	19.1	(326.9)	134.6	0.2	(192.1)
Net cash flows provided by operating activities	3,624.7	2,166.7	(974.1)	4,817.3	3,038.5	(3,029.6)	4,826.2
Investing activities:
Capital expenditures	(503.8)	(2,791.2)	(7.1)	(3,302.1)	–	–	(3,302.1)
Proceeds from asset sales	0.9	15.9	–	16.8	–	–	16.8
Other investing activities	(1,349.5)	(28.8)	1,290.8	(87.5)	(119.3)	119.3	(87.5)
Cash used in investing activities	(1,852.4)	(2,804.1)	1,283.7	(3,372.8)	(119.3)	119.3	(3,372.8)
Financing activities:
Borrowings under debt agreements	44,629.6	–	–	44,629.6	–	–	44,629.6
Repayments of debt	(42,855.2)	(0.1)	–	(42,855.3)	–	–	(42,855.3)
Cash distributions paid to owners	(3,028.9)	(1,484.8)	1,484.8	(3,028.9)	(2,871.1)	3,028.9	(2,871.1)
Cash payments made in connection with DERs	–	–	–	–	(16.4)	–	(16.4)
Cash distributions paid to noncontrolling interests	–	(7.0)	(63.4)	(70.4)	–	0.7	(69.7)
Cash contributions from noncontrolling interests	–	–	590.8	590.8	–	–	590.8
Net cash proceeds from issuance of common units	–	–	–	–	82.2	–	82.2
Repurchase of common units under 2019 Buyback Program	–	–	–	–	(81.1)	–	(81.1)
Cash contributions from owners	119.3	2,320.3	(2,320.3)	119.3	–	(119.3)	–
Other financing activities	(26.3)	(5.6)	–	(31.9)	(32.8)	–	(64.7)
Cash provided by (used in) financing activities	(1,161.5)	822.8	(308.1)	(646.8)	(2,919.2)	2,910.3	(655.7)
Net change in cash and cash equivalents, including restricted cash	610.8	185.4	1.5	797.7	–	–	797.7
Cash and cash equivalents, including restricted cash, at beginning of period	393.4	50.3	(33.6)	410.1	–	–	410.1
Cash and cash equivalents, including restricted cash, at end of period	$1,004.2	$235.7	$(32.1)	$1,207.8	$–	$–	$1,207.8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Nine Months Ended September 30, 2020 and 2019

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

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  A majority of the outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Dr. Cunningham, who serves as Vice Chairman of EPCO; and (iii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO.  Ms. Duncan Williams and Mr. Bachmann also currently serve as directors of EPCO along with Mr. Fowler, who is also the Executive Vice President and Chief Financial Officer of EPCO. EPCO, together with its privately held affiliates, owned approximately 32.2% of EPD’s common units outstanding and 30% of its Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at September 30, 2020.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2020 compared to the third quarter of 2019.  Likewise, the phrase “period-to-period” means the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

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

Overview of Business

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  The Partnership’s preferred units are not publicly traded.  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.

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

The Partnership is owned by its limited partners (preferred and common unitholders) from an economic perspective.   Enterprise GP, which owns a non-economic general partner interest in the Partnership, manages our operations. The Partnership conducts substantially all of its business through EPO.  We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

Our operations are reported under four business segments:  (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services, and (iv) Petrochemical & Refined Products Services.  Our business segments are generally organized and managed according to the types of services rendered (or technologies employed) and products produced and/or sold.

We provide investors access to additional information regarding the Partnership, including information relating to our governance procedures and principles, through our website, www.enterpriseproducts.com.

Current Outlook

As noted previously, this quarterly report on Form 10-Q, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part I, Item 2 and “Risk Factors” in Part II, Item 1A, for additional information.  The following update to our Current Outlook replaces the general outlook provided in our 2019 Form 10-K under Part II, Item 7 and presents our current views on key midstream energy supply and demand fundamentals for the remainder of 2020 and extending, where appropriate, into 2021. The third-party supply and demand forecasts cited in the following discussion, including our internal forecasts based on such information, remain subject to significant uncertainty because mitigation and reopening efforts related to COVID-19 and the introduction of approved vaccines or proven therapeutics continue to evolve.

As described in our 2019 Form 10-K, changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we sell and the level of services that we provide to customers, which in turn has a direct impact on our financial position, results of operations and cash flows.  The global effects of the COVID-19 pandemic, which began in the first quarter of 2020 and include the consequences of international COVID-19 containment measures (e.g., quarantines, travel restrictions, temporary business closures and similar protective actions), reduced near-term demand for hydrocarbon products by record amounts and created a significant oversupply situation.  Also, in the early stages of the pandemic, disputes between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group) over crude oil production levels led to unprecedented volatility in global energy markets and a historic collapse in crude oil prices in April 2020.  Although the OPEC+ group and other producers subsequently reached agreements to gradually reduce the oversupply of crude oil through production cuts, the downturn in the energy industry caused by lower demand and prices negatively impacted us, the producers we work with and our other customers to varying degrees.

Demand Side Observations

Across the globe, downstream demand for petroleum products such as gasoline and jet fuel has recovered from the lows of the second quarter of 2020, but remains depressed due to the effects of the pandemic and refiners have reduced their utilization rates in response.  Many countries have begun to ease their COVID-19 containment measures and central banks and governments have instituted fiscal measures in an effort to stimulate economic activity. As a result, hydrocarbon demand has started to recover; however, a continuation of this trend remains dependent on successful containment of the disease and the development of approved vaccines and proven therapeutics. In its October 2020 Short-Term Energy Outlook dated October 6, 2020 (the “October 2020 STEO”), the U.S. Energy Information Administration (“EIA”) forecast that global demand for petroleum and related liquids would average 92.8 MMBPD in 2020 and 99.1 MMBPD in 2021.  By contrast, the EIA estimates that global crude oil demand for 2019 (pre-pandemic) averaged 101.5 MMBPD.

The decrease in hydrocarbon demand attributable to COVID-19 and the resulting oversupply situation caused a significant decrease in crude oil prices.  Prior to the pandemic, crude oil prices for West Texas Intermediate (“WTI”) at Cushing, Oklahoma (as reported by the NYMEX) closed at $61.06 per barrel on December 31, 2019. By March 31, 2020, WTI prices closed at $20.48 per barrel and, notwithstanding the announced OPEC+ production cuts, closed at a record low of a negative $37.63 per barrel on April 20, 2020.  As demand began to recover starting in the second quarter of 2020, WTI prices rebounded from the April lows and closed at $39.27 per barrel on June 30, 2020.  At September 30, 2020, WTI prices closed at $40.22 per barrel.

Supply Side Observations

Production cuts within the OPEC+ group, along with market-driven cuts in U.S., Brazilian and Canadian supplies due to lower crude oil prices, continue to provide much-needed support for international energy markets in coping with the ongoing weakness in hydrocarbon demand attributable to the pandemic.  The OPEC+ group resolved their production dispute by agreeing to reduce their combined crude oil production by 9.7 MMBPD in May and June 2020, 9.6 MMBPD in July 2020, 7.7 MMBPD from August through December 2020 and 5.8 MMBPD from January 2021 to April 2022.  The OPEC+ agreement is scheduled to be reevaluated in December 2021.  In the meantime, global supply and demand fundamentals are continually evaluated by the OPEC+ Joint Ministerial Monitoring Committee.  The duration of market-driven production cuts by non-OPEC countries such as U.S., Brazil and Canada will depend on supply and demand fundamentals.  According to the October 2020 STEO, the EIA expects global crude oil production to average 94.6 MMBPD in 2020, which represents a decline of 6.1 MMBPD when compared to 2019, and to average 98.8 MMBPD in 2021.

As a result of the current business environment, most oil producers in North America have reduced their drilling and completion of new wells.  Baker Hughes reported that the total number of drilling rigs working in the continental U.S. (combined crude oil and natural gas rigs) declined from 805 at December 31, 2019 to 728 at March 31, 2020 and further to 265 at June 30, 2020.  The U.S. drilling rig count stood at 266 on October 2, 2020.  In its October 2020 STEO, the EIA forecasts that U.S. crude oil production will average 11.5 MMBPD in 2020, which is down from 12.3 MMBPD in 2019. Furthermore, the EIA expects U.S. crude oil production to average 11.1 MMBPD in 2021.   According to the October 2020 STEO, the EIA expects U.S. crude oil production to decline to an average of 11.0 MMBPD in the second quarter of 2021 since near-term drilling and completion activity will not generate enough production to offset declines from existing wells. The EIA expects drilling activity to rise later in 2021, contributing to U.S. crude oil production returning to 11.2 MMBPD in the fourth quarter of 2021.

Enterprise Outlook

Given the combination of the record retrenchment in drilling and completion activities by U.S. producers in 2020, along with steep decline curves in shale basins that result in lower near-term production through mid-2021, and the expected continuing recovery of global hydrocarbon demand following the pandemic, we believe that crude oil prices could begin to increase as early as the second half of 2021.  However, in the interim, we believe the midstream industry will be challenged in its producer-facing businesses and that the challenges and opportunities will be different for each producing basin.

Although the current industry and business outlooks remain challenging, we believe that our integrated, diversified and fee-based business model, will enable us to successfully traverse this difficult period. The Partnership and its consolidated operations remain in a strong position, with our financial strength and operational flexibility demonstrated by the following:

•
At September 30, 2020, we had $6.03 billion of consolidated liquidity, which was comprised of $5.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $1.03 billion of unrestricted cash on hand.  Our liquidity is supported by investment grade credit ratings on EPO’s long-term senior unsecured debt of BBB+, Baa1 and BBB+ from Standard & Poors, Moody’s and Fitch, respectively.

•
EPO successfully issued $4.25 billion in principal amount of senior notes in the first nine months of 2020.  Based on current conditions, we believe that we will have sufficient liquidity and/or access to debt capital markets to fund the remaining principal amount of senior notes maturing through 2021.

•
In light of the current downturn in the domestic energy industry, we reevaluated our planned capital investments.  Based on information currently available, we now expect our total capital investments for 2020, net of contributions from joint venture partners, to approximate $3.2 billion (originally forecast in our 2019 Form 10-K at $3.4 billion to $4.4 billion), which reflects growth capital investments of $2.9 billion and approximately $300 million for sustaining capital expenditures.  In addition, we currently expect our growth capital investments in 2021 and 2022 for sanctioned projects to approximate $1.6 billion and $800 million, respectively. These amounts do not include capital investments associated with our proposed deepwater offshore crude oil terminal (the Sea Port Oil Terminal or “SPOT”), which remains subject to governmental approvals.  We do not expect to receive the approvals for SPOT in 2020.

•
We continue to optimize our assets to provide incremental services to customers and to respond to market opportunities. As prices for certain NGLs, crude oil and refined products fell in 2020 due to collapsing demand for refined products as a result of the pandemic, our storage services provided valuable flexibility for our customers. In addition, our earnings from marketing activities for the nine months ended September 30, 2020 benefited from using uncontracted storage capacity to capture contango opportunities in NGLs, crude oil and refined products.

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

In light of current events, we are closely monitoring the recoverability of our long-lived assets for potential impairment. We recognized $77.0 million and $90.4 million of non-cash asset impairment charges during the three and nine months ended September 30, 2020, respectively. If the adverse economic impacts of the pandemic persist for longer periods than currently expected, these developments could result in our recognition of additional non-cash impairment charges in the future.

Significant Recent Commercial Developments

Expansion of Midland-to-ECHO System Enters Service

In July 2019, we announced an expansion of our Midland-to-ECHO System comprised of a 36-inch pipeline extending from Midland, Texas to our Enterprise Crude Houston (“ECHO”) terminal, and further from ECHO to a third-party terminal in Webster, Texas (collectively, the “Midland-to-Webster pipeline”).  In October 2020, we announced that the Midland-to-ECHO segment was placed into service.   We expect the ECHO-to-Webster segment to enter service in the fourth quarter of 2020.  Once all facilities are placed into full commercial service, our transportation capacity on the pipeline is expected to be approximately 450 MBPD.  We proportionately consolidate a 29% undivided interest in the Midland-to-Webster pipeline, which we refer to as the “Midland-to-ECHO 3” pipeline.

Amendments to Crude Oil Transportation Agreements; Cancellation of Midland-to-ECHO 4 Pipeline

In September 2020, we announced the amendment of certain crude oil transportation agreements and the related cancellation of the Midland-to-ECHO 4 pipeline. In general, the amendments provide for the reduction of near-term pipeline volume commitments in exchange for extending the term of the related transportation agreements and using existing pipeline infrastructure. Cancellation of the Midland-to-ECHO 4 pipeline reduced our growth capital investments by an aggregate $800 million over the years 2020 through 2022.  As a result of the cancellation, we recorded an impairment charge of $42.0 million during the third quarter of 2020.

Enterprise Co-Loads Export Vessels at Houston Ship Channel Terminals

In July 2020, we completed the simultaneous loading of propane and polymer grade propylene (“PGP”) into separate compartments on a Very Large Gas Carrier at our Enterprise Hydrocarbons Terminal (“EHT”), as well as the simultaneous loading of ethane and ethylene on a vessel at our Morgan’s Point Marine Terminal.  Both vessels were the first export cargoes of their kind from the U.S.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2019 by quarter:
1st Quarter	$3.15	$0.30	$0.67	$0.82	$0.85	$1.16	$0.38	$0.24	$0.31
2nd Quarter	$2.64	$0.21	$0.55	$0.63	$0.65	$1.21	$0.37	$0.24	$0.25
3rd Quarter	$2.23	$0.17	$0.44	$0.51	$0.66	$1.06	$0.38	$0.23	$0.21
4th Quarter	$2.50	$0.19	$0.50	$0.68	$0.82	$1.20	$0.35	$0.21	$0.25
2019 Averages	$2.63	$0.22	$0.54	$0.66	$0.75	$1.16	$0.37	$0.23	$0.26

2020 by quarter:
1st Quarter	$1.95	$0.14	$0.37	$0.57	$0.63	$0.93	$0.31	$0.18	$0.19
2nd Quarter	$1.71	$0.19	$0.41	$0.43	$0.44	$0.41	$0.26	$0.11	$0.17
3rd Quarter	$1.98	$0.22	$0.50	$0.58	$0.60	$0.80	$0.35	$0.17	$0.25
2020 Averages	$1.88	$0.18	$0.43	$0.53	$0.56	$0.71	$0.31	$0.15	$0.20

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of McGraw Hill Financial, Inc.
(2)	NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service.
(3)
Polymer grade propylene prices represent average contract pricing for such product as reported by IHS Chemical, a division of IHS Inc. (“IHS Chemical”).  Refinery grade propylene (“RGP”) prices represent weighted-average spot prices for such product as reported by IHS Chemical.

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

The weighted-average indicative market price for NGLs was $0.41 per gallon in the third quarter of 2020 versus $0.39 per gallon during the third quarter of 2019.  Likewise, the weighted-average indicative market price for NGLs was $0.36 per gallon during the nine months ended September 30, 2020 compared to $0.48 per gallon during the same period in 2019.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2019 by quarter:
1st Quarter	$54.90	$53.70	$61.19	$62.35
2nd Quarter	$59.81	$57.62	$66.47	$67.07
3rd Quarter	$56.45	$56.12	$59.75	$60.64
4th Quarter	$56.96	$57.80	$60.04	$60.76
2019 Averages	$57.03	$56.31	$61.86	$62.71

2020 by quarter:
1st Quarter	$46.17	$45.51	$47.81	$48.15
2nd Quarter	$27.85	$28.22	$29.68	$30.12
3rd Quarter	$40.93	$41.05	$41.77	$42.47
2020 Averages	$38.32	$38.26	$39.75	$40.25

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

The decline in commodity prices since the beginning of 2020 is attributable to the ongoing effects of the COVID-19 pandemic and, with respect to crude oil, the production dispute between Saudi Arabia and Russia.  See “Current Outlook” within this Part I, Item 2 for information regarding these events.

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

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$6,922.0	$7,964.1	$20,155.5	$24,783.9
Costs and expenses:
Operating costs and expenses:
Cost of sales	4,313.7	5,276.5	12,331.9	16,721.5
Other operating costs and expenses	696.9	790.8	2,120.4	2,243.4
Depreciation, amortization and accretion expenses	484.2	467.1	1,461.3	1,380.8
Net gains attributable to asset sales	(0.6)	(0.1)	(2.1)	(2.6)
Asset impairment and related charges	77.0	39.4	90.4	51.2
Total operating costs and expenses	5,571.2	6,573.7	16,001.9	20,394.3
General and administrative costs	50.3	55.5	162.8	160.2
Total costs and expenses	5,621.5	6,629.2	16,164.7	20,554.5
Equity in income of unconsolidated affiliates	82.0	139.3	336.1	431.3
Operating income	1,382.5	1,474.2	4,326.9	4,660.7
Interest expense	(320.5)	(382.9)	(958.2)	(950.2)
Change in fair value of Liquidity Option	–	(38.7)	(2.3)	(123.1)
Other, net	2.9	7.6	14.8	11.7
Benefit from (provision for) income taxes	19.1	(15.4)	138.6	(37.4)
Net income	1,084.0	1,044.8	3,519.8	3,561.7
Net income attributable to noncontrolling interests	(31.4)	(25.6)	(82.4)	(67.3)
Net income attributable to preferred units	*	–	*	–
Net income attributable to common unitholders	$1,052.6	$1,019.2	$3,437.4	$3,494.4

* Amount is negligible

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
NGL Pipelines & Services:
Sales of NGLs and related products	$2,048.4	$2,624.9	$6,401.7	$7,955.5
Midstream services	565.6	627.2	1,656.7	1,895.7
Total	2,614.0	3,252.1	8,058.4	9,851.2
Crude Oil Pipelines & Services:
Sales of crude oil	1,216.1	2,130.0	4,059.7	6,990.1
Midstream services	305.5	348.3	964.0	962.1
Total	1,521.6	2,478.3	5,023.7	7,952.2
Natural Gas Pipelines & Services:
Sales of natural gas	350.7	440.0	1,097.6	1,627.1
Midstream services	256.2	275.5	765.1	835.2
Total	606.9	715.5	1,862.7	2,462.3
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,966.2	1,299.0	4,593.7	3,867.3
Midstream services	213.3	219.2	617.0	650.9
Total	2,179.5	1,518.2	5,210.7	4,518.2
Total consolidated revenues	$6,922.0	$7,964.1	$20,155.5	$24,783.9

Third Quarter of 2020 Compared to Third Quarter of 2019.  Total revenues for the third quarter of 2020 decreased $1.04 billion when compared to the third quarter of 2019 primarily due to a net $912.5 million decrease in marketing revenues.  Revenues from the marketing of crude oil and natural gas decreased $1.0 billion quarter-to-quarter primarily due to lower average sales prices, which accounted for a $935.0 million decrease, and lower sales volumes, which accounted for an additional $68.2 million decrease.  Revenues from the marketing of NGLs decreased $576.5 million quarter-to-quarter primarily due to lower average sales prices, which accounted for a $504.8 million decrease, and lower sales volumes, which resulted in an additional $71.7 million decrease.  Revenues from the marketing of petrochemicals and refined products increased a net $667.2 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $982.3 million increase, partially offset by lower average sales prices, which resulted in a $315.1 million decrease.

Revenues from midstream services for the third quarter of 2020 decreased $129.6 million when compared to the third quarter of 2019.  Revenues from our natural gas processing facilities decreased $54.8 million quarter-to-quarter primarily due to lower market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our pipeline assets decreased $43.7 million quarter-to-quarter primarily due to lower demand for crude oil, natural gas and refined products transportation services.  Lastly, third-party revenues from our Mont Belvieu NGL fractionation complex decreased $19.5 million quarter-to-quarter primarily due to lower fractionation fees.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Total revenues for the nine months ended September 30, 2020 decreased $4.63 billion when compared to the nine months ended September 30, 2019 primarily due to a net $4.29 billion decrease in marketing revenues.  Revenues from the marketing of crude oil and natural gas decreased $3.46 billion period-to-period primarily due to lower average sales prices, which accounted for a $2.73 billion decrease, and lower sales volumes, which accounted for an additional $728.5 million decrease.  Revenues from the marketing of NGLs decreased a net $1.55 billion period-to-period primarily due to lower average sales prices, which accounted for a $2.56 billion decrease, partially offset by the effects of higher sales volumes, which resulted in a $1.0 billion increase.  Revenues from the marketing of petrochemicals and refined products increased a net $726.4 million period-to-period primarily due to higher sales volumes, which accounted for a $1.69 billion increase, partially offset by lower average sales prices, which resulted in a $965.8 million decrease.

Revenues from midstream services for the nine months ended September 30, 2020 decreased $341.1 million when compared to the nine months ended September 30, 2019.  Revenues from our natural gas processing facilities decreased $176.9 million period-to-period primarily due to lower market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our Midland-to-ECHO 2 pipeline, which commenced limited service in February 2019 and full service in April 2019, increased $17.8 million period-to-period.  Revenues from our other pipeline assets decreased $107.3 million period-to-period primarily due to lower demand for crude oil, natural gas and refined products.  Lastly, third party revenues from our Mont Belvieu NGL fractionation complex decreased $84.1 million period-to-period primarily due to lower fractionation fees.

Operating costs and expenses

Third Quarter of 2020 Compared to Third Quarter of 2019.  Total operating costs and expenses for the third quarter of 2020 decreased $1.0 billion when compared to the third quarter of 2019 primarily due to lower cost of sales.  The cost of sales associated with our marketing of crude oil and natural gas decreased a combined $986.2 million quarter-to-quarter primarily due to lower average purchase prices, which accounted for a $942.1 million decrease, and lower sales volumes, which accounted for an additional $44.1 million decrease.  The cost of sales associated with our marketing of NGLs decreased $564.4 million quarter-to-quarter primarily due to lower average purchase prices, which accounted for a $505.0 million decrease, and lower sales volumes, which accounted for an additional $59.4 million decrease.  The cost of sales associated with our marketing of petrochemicals and refined products increased a net $587.8 million quarter-to-quarter primarily due to higher sales volumes, which accounted for an $897.8 million increase, partially offset by lower average purchase prices, which accounted for a $310.0 million decrease.

Other operating costs and expenses for the third quarter of 2020 decreased $93.9 million quarter-to-quarter primarily due to lower maintenance, chemical and power-related expenses.  Depreciation, amortization and accretion expense increased $17.1 million quarter-to-quarter primarily due to assets placed into full or limited service since the third quarter of 2019 (e.g., the isobutane dehydrogenation (“iBDH”) plant, Mentone facility, Mont Belvieu Frac X and the Enterprise Navigator ethylene terminal).  Non-cash asset impairment charges increased $37.6 million quarter-to-quarter primarily due to our cancellation of the Midland-to-ECHO 4 crude oil pipeline construction project.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Total operating costs and expenses for the nine months ended September 30, 2020 decreased $4.39 billion when compared to the nine months ended September 30, 2019 primarily due to lower cost of sales.  The cost of sales associated with our marketing of crude oil and natural gas decreased a combined $3.2 billion period-to-period primarily due to lower average purchase prices, which accounted for a $2.67 billion decrease, and lower sales volumes, which accounted for an additional $524.3 million decrease.  The cost of sales associated with our marketing of NGLs decreased a net $1.82 billion period-to-period primarily due to lower average purchase prices, which accounted for a $2.63 billion decrease, partially offset by higher sales volumes, which accounted for an $809.9 million increase. The cost of sales associated with our marketing of petrochemicals and refined products increased a net $628.4 million period-to-period primarily due to higher sales volumes, which accounted for a $1.55 billion increase, partially offset by lower average purchase prices, which accounted for a $921.1 million decrease.

Other operating costs and expenses for the nine months ended September 30, 2020 decreased $123.0 million period-to-period primarily due to lower maintenance, chemicals and power-related expenses, which accounted for a $191.7 million decrease, partially offset by higher ad valorem taxes and employee compensation costs, which accounted for a $52.3 million increase.  Depreciation, amortization and accretion expense increased $80.5 million period-to-period primarily due to assets placed into full or limited service since the first quarter of 2019 (e.g., the iBDH plant, Mentone and Orla facilities, Mont Belvieu Frac X and the Enterprise Navigator ethylene terminal).  Non-cash asset impairment charges increased $39.2 million period-to-period primarily due to our cancellation of the Midland-to-ECHO 4 crude oil pipeline construction project.

General and administrative costs

General and administrative costs decreased $5.2 million quarter-to-quarter primarily due to lower employee compensation expenses and legal and other professional services costs.

General and administrative costs increased $2.6 million period-to-period primarily due to higher professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and nine months ended September 30, 2020 decreased $57.3 million and $95.2 million, respectively, when compared to the same periods in 2019 primarily due to decreased earnings from our investments in crude oil pipelines.

Operating income

Operating income for the three and nine months ended September 30, 2020 decreased $91.7 million and $333.8 million, respectively, when compared to the same periods in 2019 due to the previously described quarter-to-quarter and period-to-period changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest charged on debt principal outstanding	$334.9	$319.3	$1,000.4	$934.2
Impact of interest rate hedging program, including related amortization (1)	9.9	90.3	29.2	97.9
Interest costs capitalized in connection with construction projects (2)	(34.5)	(33.9)	(96.9)	(102.9)
Other (3)	10.2	7.2	25.5	21.0
Total	$320.5	$382.9	$958.2	$950.2

(1)
Amounts presented for the three and nine months ended September 30, 2019 reflect an unrealized, mark-to-market loss of $94.9 million recognized in September 2019 in connection with the exercise of swaptions.  Due to declining interest rates, the counterparties to the swaptions exercised their right to put us into ten forward-starting swaps on September 30, 2019 having an aggregate notional value of $1.0 billion. Since the swaptions were not designated as hedging instruments and were subject to mark-to-market accounting, we incurred an unrealized, mark-to-market loss at inception of the forward-starting swaps that is reflected as an increase in interest expense for the three and nine months ended September 30, 2019.

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $15.6 million quarter-to-quarter primarily due to increased debt principal amounts outstanding during the third quarter of 2020, which accounted for a $22.1 million increase, partially offset by the effect of lower overall interest rates during the third quarter of 2020, which accounted for a $6.5 million decrease.  Our weighted-average debt principal balance for the third quarter of 2020 was $30.27 billion compared to $27.93 billion for the third quarter of 2019.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital investments.

For the nine months ended September 30, 2020, interest charged on debt principal outstanding increased a net $66.2 million period-to-period primarily due to increased debt principal amounts outstanding during the nine months ended September 30, 2020, which accounted for an $84.2 million increase, partially offset by the effect of lower overall interest rates during the nine months ended September 30, 2020, which accounted for an $18.0 million decrease.  Our weighted-average debt principal balance for the nine months ended September 30, 2020 was $29.84 billion compared to $27.29 billion for the nine months ended September 30, 2019.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.   For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Change in fair value of Liquidity Option

On February 25, 2020, the Partnership received notice from Marquard & Bahls AG (“M&B”) of M&B’s election to exercise its rights (the “Liquidity Option”) under the Liquidity Option Agreement among the Partnership, OTA Holdings, Inc., a Delaware corporation previously named Oiltanking Holding Americas, Inc. (“OTA”), and M&B dated October 1, 2014 (the “Liquidity Option Agreement”).  The Partnership settled its obligations under the Liquidity Option Agreement on March 5, 2020.

For the period in which the Liquidity Option was outstanding, we recognized non-cash expense in connection with accretion and changes in management estimates that affected the valuation of the Liquidity Option liability.  Expense amounts attributable to changes in the fair value of the Liquidity Option were $38.7 million and $123.1 million during the three and nine months ended September 30, 2019, respectively.  Expense of $2.3 million for the first quarter of 2020 primarily reflects accretion expense for the period in which the Liquidity Option liability was outstanding before it was settled on March 5, 2020.  The higher level of expense recognized in the three and nine months ended September 30, 2019 was primarily due to a decrease in the discount factor used in determining the present value of the liability.

Income taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred tax benefit (expense) attributable to OTA	$21.3		$158.0
Texas Margin Tax	(7.2)	$(15.5)	(21.9)	$(36.5)
Other	5.0	0.1	2.5	(0.9)
Benefit from (provision for) income taxes	$19.1	$(15.4)	$138.6	$(37.4)

On March 5, 2020, the Partnership settled its obligations under the Liquidity Option Agreement and indirectly assumed the deferred tax liability of OTA, which reflects OTA’s outside basis difference in the limited partner interests it received from the Partnership in October 2014. Upon settlement of the Liquidity Option, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA calculated in accordance with ASC 740, Income Taxes.

At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Unaudited Condensed Statement of Consolidated Operations for the nine months ended September 30, 2020.  Subsequent to March 5, 2020 and through September 30, 2020, OTA recognized an additional net, non-cash deferred income tax benefit of $85.8 million due to a decrease in the outside basis difference of its investment in the Partnership, which in turn was driven by a decline in the market price of Partnership common units since March 5, 2020.  In total, earnings for the three and nine months ended September 30, 2020 reflect $21.3 million and $158.0 million, respectively, of net deferred income tax benefit attributable to OTA.

On September 30, 2020, OTA exchanged the Partnership common units it owned for non-publicly traded preferred units having a stated value of $1,000 per unit.  As a result and beginning September 30, 2020, OTA’s deferred tax liability no longer fluctuates due to market price changes in the Partnership’s common units.  For information regarding the issuance of preferred units on September 30, 2020, including the OTA-related exchange, see “Liquidity and Capital Resources” within this Part I, Item 2.

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

The following table presents gross operating margin by segment and non-generally accepted accounting principle (“non-GAAP”) total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Gross operating margin by segment:
NGL Pipelines & Services	$1,028.1	$1,008.3	$3,038.2	$2,933.8
Crude Oil Pipelines & Services	481.8	496.2	1,569.1	1,671.7
Natural Gas Pipelines & Services	208.4	258.5	701.1	824.6
Petrochemical & Refined Products Services	315.0	288.4	785.0	835.9
Total segment gross operating margin (1)	2,033.3	2,051.4	6,093.4	6,266.0
Net adjustment for shipper make-up rights	(39.9)	(15.3)	(54.1)	(15.7)
Total gross operating margin (non-GAAP)	$1,993.4	$2,036.1	$6,039.3	$6,250.3

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income	$1,382.5	$1,474.2	$4,326.9	$4,660.7
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	484.2	467.1	1,461.3	1,380.8
Asset impairment and related charges in operating costs and expenses	77.0	39.4	90.4	51.2
Net gains attributable to asset sales in operating costs and expenses	(0.6)	(0.1)	(2.1)	(2.6)
General and administrative costs	50.3	55.5	162.8	160.2
Total gross operating margin (non-GAAP)	$1,993.4	$2,036.1	$6,039.3	$6,250.3
Each of our business segments benefits from the supporting role of our marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin for us.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

As a result of the COVID-19 pandemic and lower energy commodity prices, we experienced a reduction in volumes on a number of our assets (e.g., crude oil pipelines and export docks, natural gas gathering systems) during the three and nine months ended September 30, 2020 due to reduced upstream drilling and production activity and lower downstream refinery activity and demand for transportation fuels. Furthermore, we may continue to experience throughput declines in the future on our gathering systems, long-haul liquids and natural gas pipelines and at our terminal and other facilities until the pandemic ends and economic activity is fully restored.  For a general discussion of the impact of the pandemic on our partnership and industry, see “Current Outlook” within this Part I, Item 2.

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$256.8	$288.0	$708.3	$829.3
NGL pipelines, storage and terminals	602.9	593.4	1,862.5	1,739.4
NGL fractionation	168.4	126.9	467.4	365.1
Total	$1,028.1	$1,008.3	$3,038.2	$2,933.8

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,446	3,557	3,563	3,532
NGL marine terminal volumes (MBPD)	643	602	696	590
NGL fractionation volumes (MBPD)	1,350	1,003	1,357	990
Equity NGL production volumes (MBPD) (1)	141	111	156	138
Fee-based natural gas processing volumes (MMcf/d) (2, 3)	4,105	4,724	4,299	4,729

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2020 decreased $31.2 million when compared to the third quarter of 2019.

Gross operating margin from our natural gas processing facilities located in the Rocky Mountains (Meeker, Pioneer and Chaco plants) decreased a combined $23.0 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $27.2 million decrease, and lower processing volumes, which accounted for an additional $8.2 million decrease, partially offset by lower operating costs, which accounted for a $9.0 million increase.  On a combined basis, fee-based natural gas processing volumes at these plants decreased 398 MMcf/d and equity NGL production volumes increased 28 MBPD quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities decreased $22.9 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for an $8.9 million decrease, lower average processing fees, which accounted for a $6.8 million decrease, and lower processing volumes, which accounted for an additional $5.5 million decrease.  On a combined basis, fee-based natural gas processing volumes at our South Texas plants decreased 242 MMcf/d and equity NGL production volumes increased 6 MBPD quarter-to-quarter.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased $8.1 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $4.7 million decrease, and lower processing volumes, which accounted for an additional $3.9 million decrease.  On a combined basis, fee-based natural gas processing and equity NGL production volumes at our Louisiana and Mississippi plants decreased 374 MMcf/d and 7 MBPD, respectively, quarter-to-quarter (net to our interest).  Certain plants in Louisiana and Mississippi were impacted by lower Gulf of Mexico production as a result of shut-ins associated with Hurricane Laura in August 2020.

Gross operating margin from our Permian Basin natural gas processing facilities increased a net $5.4 million quarter-to-quarter primarily due to higher processing volumes, which accounted for a $13.4 million increase, partially offset by lower average processing fees, which accounted for a $5.8 million decrease, and lower average processing margins (including the impact of hedging activities), which accounted for an additional $3.7 million decrease.  On a combined basis, fee-based natural gas processing volumes at our Permian Basin plants increased 345 MMcf/d quarter-to-quarter.

Gross operating margin from our NGL marketing activities increased a net $16.8 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $36.1 million increase, partially offset by lower average sales margins (including the impact of hedging activities), which accounted for a $19.4 million decrease. The quarter-to-quarter increase in gross operating margin can be attributed to results from marketing strategies that seek to optimize our storage assets, which accounted for a $68.5 million increase, partially offset by lower earnings from strategies that seek to optimize our export, plant and transportation assets, which accounted for a combined $40.6 million decrease.  In addition, gross operating margin from our NGL marketing activities attributable to non-cash, mark-to-market earnings decreased $11.1 million quarter-to-quarter.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2020 decreased $121.0 million when compared to the nine months ended September 30, 2019.  Gross operating margin from our Rocky Mountains natural gas processing facilities decreased a combined $80.8 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes at our plants in the Rockies decreased 305 MMcf/d and equity NGL production volumes increased 6 MBPD period-to-period.

Gross operating margin from our South Texas natural gas processing facilities decreased $65.5 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $41.4 million decrease, lower average processing fees, which accounted for an $11.0 million decrease, and lower processing volumes, which accounted for an additional $11.2 million decrease.  On a combined basis, fee-based natural gas processing volumes at these plants decreased 141 MMcf/d and equity NGL production volumes increased 7 MBPD period-to-period.

Gross operating margin from our Permian Basin natural gas processing facilities decreased a net $13.8 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $20.9 million decrease, lower average processing fees, which accounted for a $15.4 million decrease, and higher operating costs, which accounted for an additional $9.9 million decrease, partially offset by higher processing volumes, which accounted for a $33.0 million increase.  On a combined basis, fee-based natural gas processing and equity NGL production volumes at our Permian Basin plants increased 287 MMcf/d and 7 MBPD, respectively, period-to-period, primarily due to additional processing capacity at our Orla facility placed into service in July 2019 and the start-up of our Mentone facility in December 2019.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased a net $20.9 million period-to-period primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $22.6 million decrease, and lower processing volumes, which accounted for an additional $10.3 million decrease, partially offset by higher average processing fees, which accounted for a $7.9 million increase, and lower operating costs, which accounted for an additional $6.6 million increase.  Net to our interest, fee-based natural gas processing volumes at these plants decreased a combined 319 MMcf/d period-to-period.

Gross operating margin from our NGL marketing activities increased a net $65.4 million period-to-period primarily due to higher sales volumes, which accounted for a $193.7 million increase, partially offset by lower average sales margins (including the impact of hedging activities), which accounted for a $128.2 million decrease. The period-to-period increase in gross operating margin can be attributed to results from marketing strategies that seek to optimize our storage and transportation assets, which accounted for a combined $97.7 million increase, partially offset by lower earnings from strategies that seek to optimize our export and plant assets, which accounted for a combined $40.2 million decrease.  In addition, gross operating margin from our NGL marketing activities attributable to non-cash, mark-to-market earnings increased $7.9 million period-to-period.

NGL pipelines, storage and terminals
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from our NGL pipelines, storage and terminal assets for the third quarter of 2020 increased $9.5 million when compared to the third quarter of 2019.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, Shin Oak NGL Pipeline, Texas Express Pipeline and Front Range Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $11.1 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for an $18.0 million increase, lower operating costs, which accounted for an additional $6.4 million increase, partially offset by lower transportation volumes of 43 MBPD (net to our interest), which accounted for a $7.1 million decrease.

Gross operating margin from LPG-related activities at EHT increased $4.5 million quarter-to-quarter primarily due to higher export volumes of 45 MBPD.  Gross operating margin from our Houston Ship Channel Pipeline System increased $3.1 million quarter-to-quarter primarily due to a 39 MBPD increase in transportation volumes.

Gross operating margin from our Mont Belvieu storage facility decreased a net $7.7 million quarter-to-quarter primarily due to lower handling and throughput fee revenues, which accounted for an $18.5 million decrease, partially offset by higher storage fees, which accounted for a $13.3 million increase.

Gross operating margin from our Dixie Pipeline and related terminals decreased a combined $4.7 million quarter-to-quarter primarily due to lower transportation volumes of 57 MBPD.  Gross operating margin from our South Louisiana NGL Pipeline System and related storage facilities decreased a combined $7.1 million quarter-to-quarter primarily due to lower transportation volumes of 69 MBPD, which accounted for a $4.9 million decrease, and lower loading and other fee revenues, which accounted for an additional $1.3 million decrease.  The decrease in transportation volumes for these pipelines in the third quarter of 2020 was partially due to the effects of Hurricane Laura, which caused shut-ins of Gulf of Mexico production as well as power outages at certain pump stations.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from our NGL pipelines, storage and terminal assets for the nine months ended September 30, 2020 increased $123.1 million when compared to the nine months ended September 30, 2019.

On a combined basis, gross operating margin from our pipelines serving Permian Basin and/or Rocky Mountain producers increased a net $63.1 million period-to-period primarily due to higher average transportation fees, which accounted for a $47.1 million increase, and lower operating costs, which accounted for an additional $26.8 million increase, partially offset by lower transportation volumes, which accounted for a $7.2 million decrease.  Transportation volumes from these pipelines decreased a combined 99 MBPD (net to our interest).

Gross operating margin from LPG-related activities at EHT increased $53.1 million period-to-period primarily due to higher export volumes of 116 MBPD. The increase in export volumes is attributable to an LPG expansion project at EHT that was completed in the third quarter of 2019.  Gross operating margin from our Houston Ship Channel Pipeline System increased $14.9 million period-to-period primarily due to a 92 MBPD increase in transportation volumes.

Gross operating margin from our Aegis Pipeline increased $29.8 million period-to-period primarily due to a 115 MBPD increase in transportation volumes associated with contract commitments.

Gross operating margin from our Mont Belvieu storage facility decreased a net $15.4 million period-to-period primarily due to lower handling and throughput fee revenues, which accounted for a $31.5 million decrease, partially offset by higher storage fees, which accounted for an $18.4 million increase.

Gross operating margin from our South Louisiana NGL Pipeline System and related storage facilities decreased a combined $15.1 million period-to-period primarily due to lower transportation volumes of 42 MBPD, which accounted for a $6.3 million decrease, and lower terminal revenues, which accounted for an additional $6.2 million decrease.

Gross operating margin from our South Texas NGL Pipeline System decreased $9.6 million period-to-period primarily due to lower pipeline capacity fee revenues earned from an affiliate pipeline.  Transportation volumes on our South Texas NGL Pipeline System increased 30 MBPD period-to-period.

NGL fractionation
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from NGL fractionation for the third quarter of 2020 increased $41.5 million when compared to the third quarter of 2019 primarily due to higher fractionation volumes at our Mont Belvieu NGL fractionation complex, which increased 348 MBPD quarter-to-quarter (net to our interest) primarily due to the start-up of the first and second fractionation units (“Frac X” and “Frac XI”) in March 2020 and September 2020, respectively, at our newly completed NGL fractionation facility located in Chambers County, Texas.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from NGL fractionation during the nine months ended September 30, 2020 increased $102.3 million when compared to the nine months ended September 30, 2019.  Gross operating margin from our Mont Belvieu NGL fractionation complex increased $65.4 million primarily due to higher fractionation volumes, which increased 341 MBPD period-to-period (net to our interest) primarily due to the start-up of Frac X and Frac XI.  Gross operating margin from our Hobbs NGL fractionator increased $21.3 million period-to-period primarily due to major maintenance activities during the first quarter of 2019.  NGL fractionation volumes at our Hobbs NGL fractionator increased 17 MBPD period-to-period.  Gross operating margin from our South Texas NGL fractionators increased $8.6 million period-to-period primarily due to lower maintenance and other operating costs, which accounted for a $4.4 million increase, and higher NGL fractionation volumes of 17 MBPD, which accounted for an additional $4.2 million increase.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment gross operating margin:
Midland-to-ECHO System:
Midland-to-ECHO 1 pipeline and related business activities, excluding associated non-cash mark-to-market results	$51.9	$89.3	$165.2	$298.6
Non-cash mark-to-market gains (losses)	(0.5)	10.0	0.4	91.2
Total Midland-to-ECHO 1 pipeline and related business activities	51.4	99.3	165.6	389.8
Midland-to-ECHO 2 pipeline	34.2	27.0	102.4	72.5
Total Midland-to-ECHO System	85.6	126.3	268.0	462.3
Other crude oil pipelines, terminals and related marketing results	396.2	369.9	1,301.1	1,209.4
Total	$481.8	$496.2	$1,569.1	$1,671.7

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,739	2,321	2,008	2,315
Crude oil marine terminal volumes (MBPD)	662	987	790	972

In general, segment volumes for the three and nine months ended September 30, 2020 were adversely impacted by the reduction in upstream crude oil production activities caused by the pandemic and crude oil price shock.

Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2020 decreased $14.4 million when compared to the third quarter of 2019.

Gross operating margin from our Midland-to-ECHO System and related business activities decreased a net $40.7 million quarter-to-quarter primarily due to lower average sales margins from marketing activities (including the impact of hedging activities), which accounted for a $42.9 million decrease, lower transportation volumes, which accounted for a $10.1 million decrease, and lower deficiency and other revenues, which accounted for an additional $12.1 million decrease, partially offset by lower chemical and other operating costs of $21.8 million.

Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline decreased $8.9 million quarter-to-quarter primarily due to lower transportation volumes.  Gross operating margin from our South Texas Crude Oil Pipeline System decreased $15.6 million quarter-to-quarter primarily due to lower transportation volumes.  On an aggregate basis, transportation volumes on these three pipeline systems decreased 180 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our equity investment in the Seaway Pipeline decreased $17.5 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $10.9 million decrease, and lower transportation volumes, which accounted for an additional $7.5 million decrease.  Net to our interest, transportation and marine volumes on the Seaway Pipeline decreased 269 MBPD and 75 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our ECHO terminal decreased $7.0 million quarter-to-quarter primarily due to lower terminaling and storage revenues.  Gross operating margin from crude oil activities at EHT decreased a net $14.2 million quarter-to-quarter primarily due to lower deficiency fees, which accounted for a $22.7 million decrease, partially offset by higher storage and other revenues, which accounted for an $8.5 million increase, and lower operating costs, which accounted for an additional $3.0 million increase.  Crude oil terminal volumes at EHT decreased by 183 MBPD quarter-to-quarter.

Gross operating margin from our other crude oil marketing activities increased $91.7 million quarter-to-quarter primarily due to higher average sales margins (including the impact of hedging activities).  The quarter-to-quarter increase in gross operating margin from our crude oil marketing activities, including those related to our Midland-to-ECHO System, is primarily due to results from marketing strategies that seek to optimize our storage assets.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2020 decreased $102.6 million when compared to the nine months ended September 30, 2019.

Gross operating margin from our Midland-to-ECHO System and related business activities decreased $194.3 million period-to-period primarily due to lower average sales margins from marketing activities (including the impact of hedging activities) of $208.0 million, partially offset by lower chemical and other operating costs of $37.7 million. Gross operating margin from our South Texas Crude Oil Pipeline System decreased $32.8 million period-to-period primarily due to lower transportation volumes, which accounted for a $24.2 million decrease, and lower transportation and other fees, which accounted for an additional $13.0 million decrease.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline decreased $21.5 million period-to-period primarily due to lower transportation volumes.  On an aggregate basis, transportation volumes on these three pipeline systems decreased 98 MBPD period-to-period (net to our interest).

Gross operating margin from our equity investment in the Seaway Pipeline decreased a net $44.7 million period-to-period primarily due to lower transportation volumes, which accounted for a $30.3 million decrease, and lower average transportation fees, which accounted for an additional $17.4 million decrease.  Net to our interest, transportation and marine volumes on the Seaway Pipeline decreased 171 MBPD and 23 MBPD, respectively, period-to-period.

Gross operating margin from our ECHO terminal decreased $25.0 million period-to-period primarily due to a benefit recognized during the second quarter of 2019 in connection with a settlement, which accounted for $13.9 million of the decrease, and lower terminaling and storage revenue, which accounted for an additional $12.9 million decrease.

Gross operating margin from our other crude oil marketing activities increased $192.9 million period-to-period primarily due to higher average sales margins (including the impact of hedging activities). The period-to-period increase in gross operating margin from our crude oil marketing activities, including those related to our Midland-to-ECHO System, is primarily due to results from marketing strategies that seek to optimize our storage assets.

Gross operating margin from our West Texas System increased $9.5 million period-to-period primarily due to higher deficiency fees.  Transportation volumes decreased 4 MBPD period-to-period.  Lastly, gross operating margin from our EFS Midstream system increased $9.1 million period-to-period primarily due to higher average transportation fees.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment gross operating margin	$208.4	$258.5	$701.1	$824.6

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	13,131	14,474	13,322	14,341

Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2020 decreased $50.1 million when compared to the third quarter of 2019.

Gross operating margin from our natural gas marketing activities decreased $35.0 million quarter-to-quarter primarily due to lower average sales margins (including the impact of hedging activities), which were negatively impacted by lower regional natural gas price spreads across Texas. The indicative price spreads averaged $0.72 per MMBtu for the third quarter of 2020 versus $1.36 per MMBtu for the third quarter of 2019.

Gross operating margin from our Acadian Gas System decreased $19.4 million quarter-to-quarter primarily due to benefits from settlements received in the third quarter of 2019, which accounted for a $16.7 million decrease, and lower capacity reservation revenues on the Haynesville Extension pipeline, which accounted for an additional $6.0 million decrease.  Transportation volumes on our Acadian Gas System decreased 302 BBtus/d quarter-to-quarter.

Gross operating margin from our Permian Basin Gathering System increased $9.2 million quarter-to-quarter primarily due to higher volumes of 432 BBtus/d.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains decreased a net $2.4 million quarter-to-quarter primarily due to lower volumes of 577 BBtus/d, which accounted for an $11.9 million decrease, partially offset by lower operating costs, which accounted for an $8.0 million increase.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2020 decreased $123.5 million when compared to the nine months ended September 30, 2019.

Gross operating margin from our Texas Intrastate System decreased $45.5 million period-to-period primarily due to lower capacity reservation revenues.  Transportation volumes on our Texas Intrastate System decreased 280 BBtus/d period-to-period.  Gross operating margin from our Acadian Gas System decreased $42.8 million period-to-period primarily due to lower capacity reservation revenues on the Haynesville Extension pipeline, which accounted for a $27.1 million decrease, and net benefits from settlements, which accounted for an additional $15.4 million decrease.  Transportation volumes on our Acadian Gas System decreased 164 BBtus/d period-to-period.  Gross operating margin from our Haynesville Gathering System decreased $17.2 million period-to-period primarily due to lower gathering volumes of 223 BBtus/d, which accounted for an $11.0 million decrease, and lower gathering, compression and other fee revenues, which accounted for an additional $9.7 million decrease.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rockies decreased a net $13.6 million period-to-period primarily due to lower volumes of 483 BBtus/d, which accounted for a $30.6 million decrease, partially offset by lower operating costs, which accounted for a $16.3 million increase.

Gross operating margin from our natural gas marketing activities decreased $38.9 million period-to-period primarily due to lower average sales margins (including the impact of hedging activities), which accounted for a $27.3 million decrease, and lower sales volumes, which accounted for an additional $11.6 million decrease.

Gross operating margin from our Permian Basin Gathering System increased $22.9 million period-to-period primarily due to a 337 BBtus/d increase in natural gas gathering volumes.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Segment gross operating margin:
Propylene production and related activities	$133.1	$130.8	$302.2	$366.8
Butane isomerization and related operations	18.7	15.5	44.9	60.7
Octane enhancement and related plant operations	40.0	54.6	145.7	131.4
Refined products pipelines and related activities	101.5	74.4	242.9	241.6
Ethylene exports and other services	21.7	13.1	49.3	35.4
Total	$315.0	$288.4	$785.0	$835.9

Selected volumetric data:
Propylene production volumes (MBPD)	83	105	84	99
Butane isomerization volumes (MBPD)	102	109	92	110
Standalone DIB processing volumes (MBPD)	120	103	119	97
Octane enhancement and related plant sales volumes (MBPD) (1)	35	33	34	33
Pipeline transportation volumes, primarily refined products & petrochemicals (MBPD)	844	747	780	742
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	226	297	249	344

(1)
Reflects aggregate sales volumes for our octane additive and iBDH facilities located at our Mont Belvieu complex and our high-purity isobutylene production facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from propylene production and related activities for the third quarter of 2020 increased $2.3 million when compared to the third quarter of 2019.

Gross operating margin from our Lou-Tex propylene pipeline increased a net $2.9 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for a $5.6 million increase, partially offset by lower transportation volumes of 5 MBPD, which accounted for a $2.5 million decrease.  Gross operating margin from our Louisiana RGP Gathering System increased $2.4 million quarter-to-quarter primarily due to higher deficiency fee revenues.

Gross operating margin from our propylene production facilities decreased a combined $4.3 million quarter-to-quarter primarily due to lower average sales margins, which accounted for an $11.6 million decrease, lower propylene and associated by-product sales volumes, which accounted for an additional $11.2 million decrease, partially offset by higher fractionation and other fees, which accounted for a $12.4 million increase, and lower operating costs, which accounted for an additional $6.1 million increase.  Propylene and associated by-product volumes at these facilities decreased a combined 20 MBPD quarter-to-quarter (net to our interest).  As refiners reduced their utilization rates in response to lower demand for refined products caused by the pandemic, there was a decrease in the availability of refinery grade propylene feedstock used by our facilities to create polymer grade propylene, which contributed to the reduction in our volumes.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from propylene production and related activities for the nine months ended September 30, 2020 decreased $64.6 million.

Gross operating margin from our propylene production facilities decreased a combined $70.7 million period-to-period when compared to the nine months ended September 30, 2019 primarily due to lower average sales margins, which accounted for a $62.2 million decrease, and lower propylene and associated by-product sales volumes, which accounted for an additional $23.6 million decrease, partially offset by lower operating costs, which accounted for a $7.1 million increase.  Propylene production volumes at these facilities decreased a combined 14 MBPD period-to-period (net to our interest).

Gross operating margin from our propylene export terminals increased $7.0 million period-to-period primarily due to higher average terminal fees.  Propylene export volumes decreased 6 MBPD period-to-period.

Isomerization and related operations
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from isomerization and related operations increased $3.2 million quarter-to-quarter primarily due to an increase in blending revenues, which accounted for a $1.9 million increase, and higher standalone DIB processing volumes of 17 MBPD, which accounted for an additional $1.3 million increase.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from isomerization and related operations decreased $15.8 million period-to-period primarily due to lower average by-product sales prices, which accounted for a $17.9 million decrease, and lower isomerization volumes of 18 MBPD, which accounted for an additional $9.5 million decrease, partially offset by lower operating costs, which accounted for a $13.7 million increase.

Octane enhancement and related plant operations
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from our octane enhancement and related plant operations decreased $14.6 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $9.1 million decrease, and higher operating expenses, which accounted for an additional $7.1 million decrease.  The increase in operating expenses is primarily due to our iBDH plant, which is integrated with our legacy octane enhancement and high purity isobutylene assets and was placed into service in December 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from our octane enhancement and related plant operations increased $14.3 million period-to-period primarily due to higher average sales margins, which accounted for a $19.1 million increase, and higher sales volumes, which accounted for an additional $9.3 million increase, partially offset by higher operating expenses, which accounted for a $17.6 million decrease and largely attributable to start-up of the iBDH plant.

Refined products pipelines and related activities
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from refined products pipelines and related activities for the third quarter of 2020 increased $27.1 million when compared to the third quarter of 2019.

Gross operating margin from our refined products marketing activities increased a net $30.6 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $45.7 million increase, partially offset by lower average sales margins (including the impact of hedging activities), which accounted for a $15.2 million decrease. The quarter-to-quarter increase in gross operating margin from our refined products marketing activities is primarily due to results from marketing strategies that seek to optimize our storage assets.

Gross operating margin from our TE Products Pipeline System decreased a net $8.1 million quarter-to-quarter primarily due to lower average NGL transportation fees, which accounted for a $17.4 million decrease, partially offset by higher average petrochemical transportation fees, which accounted for a $10.6 million increase.  Overall transportation volumes on our TE Products Pipeline System increased a net 54 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from refined products pipelines and related activities for the nine months ended September 30, 2020 increased $1.3 million when compared to the nine months ended September 30, 2019.

Gross operating margin from our refined products marketing activities increased a net $31.9 million period-to-period primarily due to higher sales volumes. The period-to-period increase in gross operating margin from our refined products marketing activities is primarily due to results from marketing strategies that seek to optimize our storage assets.

Gross operating margin from our TE Products Pipeline System decreased $26.3 million period-to-period primarily due to lower interstate refined products transportation volumes, which accounted for a $17.3 million decrease, and lower average NGL transportation fees, which accounted for an additional $13.4 million decrease, partially offset by higher average petrochemical transportation fees, which accounted for an $11.8 million increase.  Overall transportation volumes on our TE Products Pipeline System increased a net 17 MBPD period-to-period.

Gross operating margin from our refined products terminal in Beaumont, Texas decreased a net $8.9 million period-to-period primarily due to lower storage revenues, which accounted for a $14.8 million decrease, partially offset by lower operating costs, which accounted for a $7.7 million increase.  Terminaling volumes at Beaumont decreased a net 82 MBPD period-to-period.

Ethylene exports and other services
Third Quarter of 2020 Compared to Third Quarter of 2019.  Gross operating margin from ethylene exports and other services for the third quarter of 2020 increased a net $8.6 million when compared to the third quarter of 2019. Gross operating margin from our ethylene export terminal, which was first placed into limited service in December 2019, and its related operations was a combined $13.9 million for the third quarter of 2020.  Loading volumes at our ethylene export terminal for the third quarter of 2020 were 15 MBPD (net to our interest).  Gross operating margin from marine transportation decreased $5.8 million quarter-to-quarter primarily due to lower fleet utilization rates.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.  Gross operating margin from ethylene exports and other services during the nine months ended September 30, 2020 increased $13.9 million when compared to the nine months ended September 30, 2019.  Gross operating margin from our ethylene export terminal and related operations was $16.2 million for the nine months ended September 30, 2020.  Loading volumes at our ethylene export terminal were 9 MBPD (net to our interest) during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At September 30, 2020, we had $6.03 billion of consolidated liquidity, which was comprised of $5.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $1.03 billion of unrestricted cash on hand.

We may issue equity and debt securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for Third Quarter of 2020

On October 7, 2020, we announced that the Board declared a quarterly cash distribution of $0.4450 per common unit, or $1.78 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2020.  The quarterly distribution is payable on November 12, 2020, to unitholders of record as of the close of business on October 30, 2020.  In light of current economic conditions, management will evaluate any future increases in cash distributions on a quarterly basis.  The payment of any quarterly cash distribution is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.

Consolidated Debt

At September 30, 2020, the average maturity of EPO’s consolidated debt obligations was approximately 20.6 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2020 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal amount of senior and junior debt obligations	$30,146.4	$–	$1,325.0	$1,400.0	$1,250.0	$850.0	$25,321.4

In January 2020, EPO issued $3.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of 2.80% fixed-rate senior notes due January 2030 (“Senior Notes AAA”), (ii) $1.0 billion principal amount of 3.70% fixed-rate senior notes due January 2051 (“Senior Notes BBB”) and (iii) $1.0 billion principal amount of 3.95% fixed-rate senior notes due January 2060 (“Senior Notes CCC”).   Net proceeds from this offering were used by EPO for the repayment of $500 million principal amount of its Senior Notes Q that matured in January 2020, temporary repayment of amounts outstanding under its commercial paper program and for general company purposes.  In addition, net proceeds from this offering were used by EPO for the repayment of $1.0 billion principal amount of its Senior Notes Y that matured in September 2020.

In August 2020, EPO issued $1.0 billion principal amount of 3.20% fixed-rate senior notes due February 2052 (“Senior Notes DDD”) and $250.0 million principal amount of reopened 2.80% fixed-rate Senior Notes AAA.  We received aggregate net proceeds of $1.25 billion from the sale of the notes after deducting underwriting discounts and other estimated offering expenses payable by us.  Net proceeds from the issuance of these senior notes will be used for general company purposes, including for growth capital investments, and to repay all or part of $750.0 million in principal amount of Senior Notes TT, which mature in February 2021.

In September 2020, EPO entered into a new 364-Day Revolving Credit Agreement that replaced its September 2019 364-Day Revolving Credit Agreement.  The new 364-Day Revolving Credit Agreement matures in September 2021. There was no principal amount outstanding under the September 2019 364-Day Revolving Credit Agreement when it expired and was replaced by the September 2020 364-Day Revolving Credit Agreement.  In addition, following execution of the September 2020 364-Day Revolving Credit Agreement, EPO terminated its April 2020 364-Day Revolving Credit Agreement on September 11, 2020.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of November 6, 2020, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased an aggregate 8,342,246 common units under the 2019 Buyback Program through open market and private purchases during the nine months ended September 30, 2020.  The total purchase price of these repurchases was $173.8 million including commissions and fees. Units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  As of September 30, 2020, the remaining available capacity under the 2019 Buyback Program was $1.75 billion.

In addition to the 2019 Buyback Program, privately held affiliates of EPCO acquired 1,459,000 of the Partnership’s common units on the open market during the nine months ended September 30, 2020.  In the aggregate, 9,801,246 common units were purchased on the open market during the nine months ended September 30, 2020 under the 2019 Buyback Program and by privately held affiliates of EPCO.

March 2020 Issuance of Common Units to Skyline North Americas, Inc. and related acquisition of Treasury Units

On March 5, 2020, the Partnership settled its obligations under the Liquidity Option Agreement by issuing 54,807,352 new common units to Skyline North Americas, Inc. in exchange for the capital stock of OTA.  Upon settlement of the Liquidity Option, we indirectly acquired the 54,807,352 Partnership common units owned by OTA (which were issued by the Partnership to OTA in October 2014) and assumed all future income tax obligations of OTA, including its deferred tax liability.  For additional information regarding settlement of the Liquidity Option, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

September 2020 Issuance of Series A Cumulative Convertible Preferred Units

On September 30, 2020, the Partnership issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50.0 million, of which $32.5 million was received in cash with the remaining $17.5 million funded through the exchange of 1,120,588 of the Partnership’s common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15.0 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.

Concurrently, the Partnership exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of the Partnership’s new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by the Partnership in consolidation.  The historical cost of the treasury units did not change as a result of the exchange and remains at the $1.3 billion recognized in March 2020 in connection with settlement of the Liquidity Option.

For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).  For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

	For the Nine Months Ended September 30,
	2020	2019
Net cash flows provided by operating activities	$4,291.6	$4,826.2
Cash used in investing activities	2,564.2	3,372.8
Cash used in financing activities	1,006.3	655.7

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemical and refined products, which could impact sales of our products and the demand for our midstream services. Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay agreements. For a more complete discussion of these and other risk factors pertinent to our business, see Part I, Item 1A of the 2019 Form 10-K and Part II, Item 1A of this quarterly report.

The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the nine months ended September 30, 2020 decreased $534.6 million when compared to the nine months ended September 30, 2019 primarily due to:

•
a $283.0 million period-to-period decrease primarily due to higher levels of working capital employed in our marketing activities, which accounted for a $1.3 billion decrease, partially offset by the timing of cash receipts and payments related to operations;

•
a $157.8 million period-to-period decrease resulting from lower partnership earnings in the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 (determined by adjusting our $41.9 million period-to-period decrease in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); and

•
a $93.8 million period-to-period decrease in cash distributions attributable to earnings from unconsolidated affiliates, with those unconsolidated affiliates owning crude oil pipelines and terminals accounting for substantially all of the decrease.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2020 decreased $808.6 million when compared to the nine months ended September 30, 2019 primarily due to:

•	a $630.5 million period-to-period decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information);

•	a $90.2 million period-to-period decrease in investments in unconsolidated affiliates primarily due to lower cash outlays for NGL and crude oil pipeline projects; and

•
a $71.0 million period-to-period increase in cash distributions attributable to the return of capital from unconsolidated affiliates, with those unconsolidated affiliates owning crude oil pipelines and terminals accounting for substantially all of the increase.

Financing activities
Cash used in financing activities for the nine months ended September 30, 2020 increased a net $350.6 million when compared to the nine months ended September 30, 2019 primarily due to:

•
a $569.6 million period-to-period decrease in cash contributions from noncontrolling interests. In July 2019, an affiliate of Apache Corporation acquired a noncontrolling 33% equity interest in our consolidated subsidiary that owns the Shin Oak NGL Pipeline for $440.7 million.  In addition, cash contributions from noncontrolling interests in connection with our Pascagoula natural gas processing plant and ethylene export facility decreased a combined $95.0 million period-to-period;

•	a $92.7 million period-to-period increase in cash used to acquire common units under our 2019 Buyback Program;

•
an $82.2 million period-to-period decrease in net cash proceeds from the issuance of common units under our distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  In July 2019, the Partnership announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP; and

•	a $48.5 million period-to-period increase in cash distributions paid to common unitholders attributable to increases in the quarterly cash distribution rate per unit; partially offset by

•
a net $437.9 million period-to-period increase in net cash inflows from debt.  For the nine months ended September 30, 2020, we issued $4.25 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.5 billion principal amount of senior notes.  For the nine months ended September 30, 2019, we issued $2.5 billion aggregate principal amount of senior notes, partially offset by the repayment or repurchase of $724.2 million principal amount of senior and junior subordinated notes.  In addition, net repayments of short term notes under EPO’s commercial paper program were $481.7 million during the nine months ended September 30, 2020; and

•	a $32.5 million increase in cash proceeds from the issuance of preferred units on September 30, 2020.

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

We measure available cash by reference to distributable cash flow (“DCF”), which is a non-GAAP cash flow measure.  DCF is an important financial measure for our common unitholders since it serves as an indicator of our success in providing a cash return on investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain our declared quarterly cash distributions.  DCF is also a quantitative standard used by the investment community with respect to publicly traded partnerships since the value of a partnership unit is, in part, measured by its yield, which is based on the amount of cash distributions a partnership can pay to a unitholder.  Our management compares the DCF we generate to the cash distributions we expect to pay our common unitholders.  Using this metric, management computes our distribution coverage ratio.   Our calculation of DCF may or may not be comparable to similarly titled measures used by other companies.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Net income attributable to common unitholders (GAAP) (1)	$1,052.6		$1,019.2		$3,437.4		$3,494.4
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	513.4		493.6		1,545.1		1,456.7
Cash distributions received from unconsolidated affiliates (2)	146.7		170.6		462.3		485.1
Equity in income of unconsolidated affiliates	(82.0)		(139.3)		(336.1)		(431.3)
Asset impairment and related charges	77.0		39.5		90.4		51.3
Change in fair market value of derivative instruments	37.7		85.8		(53.7)		2.0
Change in fair value of Liquidity Option	–		38.7		2.3		123.1
Deferred income tax expense (benefit)	(18.3)		6.7		(149.0)		10.9
Sustaining capital expenditures (3)	(83.1)		(90.8)		(226.0)		(232.5)
Other, net	(1.3)		14.8		30.1		13.8
Operational DCF (4)	$1,642.7		$1,638.8		$4,802.8		$4,973.5
Proceeds from asset sales	4.3		0.7		8.4		16.8
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		–		(33.3)		–
DCF (non-GAAP)	$1,647.0		$1,639.5		$4,777.9		$4,990.3

Cash distributions paid to common unitholders with respect to period	$978.5		$974.4		$2,938.1		$2,907.0

Cash distribution per common unit declared by Enterprise GP with respect to period (5)	$0.4450		$0.4425		$1.3350		$1.3200

Total DCF retained by the Partnership with respect to period (6)	$668.5		$665.1		$1,839.8		$2,083.3

Distribution coverage ratio (7)	1.7	x	1.7	x	1.6	x	1.7	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects distributions received from unconsolidated affiliates attributable to earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

(7)	Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash flows provided by operating activities (GAAP)	$1,097.8	$1,642.5	$4,291.6	$4,826.2
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	603.0	77.0	692.0	409.0
Sustaining capital expenditures	(83.1)	(90.8)	(226.0)	(232.5)
Distributions received from unconsolidated affiliates attributable to the return of capital	66.9	30.5	124.9	53.9
Proceeds from asset sales	4.3	0.7	8.4	16.8
Net income attributable to noncontrolling interest	(31.4)	(25.6)	(82.4)	(67.3)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	–	(33.3)	–
Other, net	(10.5)	5.2	2.7	(15.8)
DCF (non-GAAP)	$1,647.0	$1,639.5	$4,777.9	$4,990.3

Free Cash Flow
Free Cash Flow (“FCF”), a non-GAAP financial measure, is a traditional cash flow metric that is widely used by a variety of investors and other participants in the financial community, as opposed to DCF, which is a cash flow measure primarily used by investors and others in evaluating midstream energy companies, including master limited partnerships. In general, FCF is a measure of how much cash flow a business generates during a specified time period after accounting for all capital investments, including expenditures for growth and sustaining capital projects. By comparison, only sustaining capital expenditures are reflected in DCF.

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

FCF fluctuates based on our earnings, the level of investing activities we undertake each period, and the timing of operating cash receipts and payments.  In addition to providing the quarterly amounts presented below, we also provide a calculation of aggregate FCF over the twelve months ended September 30, 2020 in order to measure FCF over a longer term. The following table summarizes our calculation of FCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Twelve Months Ended September 30,
	2020	2019	2020	2019	2020
Net cash flows provided by operating activities (GAAP)	$1,097.8	$1,642.5	$4,291.6	$4,826.2	$5,985.9
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(633.7)	(1,086.3)	(2,564.2)	(3,372.8)	(3,766.9)
Cash contributions from noncontrolling interests	1.5	491.2	21.2	590.8	63.2
Cash distributions paid to noncontrolling interests	(36.0)	(22.8)	(97.8)	(69.7)	(134.3)
FCF (non-GAAP)	$429.6	$1,024.6	$1,650.8	$1,974.5	$2,147.9

For a discussion of primary drivers of our quarterly net cash flows provided by operating activities and cash used in investing activities, see “Cash Flow Statement Highlights” within this Part I, Item 2.

Capital Investments

Capital investing activity throughout the domestic energy industry has been reduced significantly in response to the supply and demand disruptions caused by the COVID-19 pandemic and the related oil price shock. In light of these adverse macroeconomic conditions, we have reevaluated our planned capital investments in order to maximize available liquidity.

Based on information currently available, we expect our total capital investments for 2020, net of contributions from joint venture partners, to approximate $3.2 billion, which reflects growth capital investments of $2.9 billion and approximately $300 million for sustaining capital expenditures.  In addition, we currently expect our growth capital investments in 2021 and 2022 for sanctioned projects to approximate $1.6 billion and $800 million, respectively. These amounts do not include capital investments associated with SPOT, our proposed deepwater offshore crude oil terminal, which remains subject to governmental approvals.

Our forecast of capital investments for 2020 through 2022 is based on announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices.  Furthermore, our forecast of capital investments may change due to decisions made by management at a later date, which may include unforeseen acquisition opportunities.  Our success in raising capital, including partnering with other companies to share project costs and risks, continues to be a significant factor in determining how much capital we can invest.  We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we expect to make the forecast capital investments noted above, we may adjust the timing and amounts of projected expenditures in response to changes in capital market conditions.

We placed Frac X and Frac XI into service in March 2020 and September 2020, respectively. In addition, expansion projects on our Texas Express Pipeline and Front Range Pipeline were placed into commercial service in April 2020. We also placed the Midland-to-ECHO segment of the Midland-to-Webster pipeline into service in October 2020.  We currently have $3.9 billion of growth capital projects scheduled to be completed by the end of 2023, which includes completion of our PDH 2 facility in the second quarter of 2023.

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2020	2019
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$2,440.2	$3,072.4
Sustaining capital projects (3)	231.4	229.7
Total	$2,671.6	$3,302.1

Investments in unconsolidated affiliates	$9.9	$100.1

(1)	Growth and sustaining capital amounts presented in the table above are presented on a cash basis.
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

Comparison of Nine Months Ended September 30, 2020 with Nine Months Ended September 30, 2019

In total, investments in growth capital projects decreased $632.2 million period-to-period primarily due to the following:

•
completion of projects at our Mont Belvieu complex, which accounted for a $510.6 million decrease and included placing into service our iBDH facility (December 2019), Frac X (March 2020) and Frac XI (September 2020);

•	completion of the Shin Oak NGL Pipeline (in stages through the fourth quarter of 2019), which accounted for a $316.4 million decrease;

•
lower investments in natural gas processing facilities and related infrastructure that support Permian Basin production, which accounted for a $274.5 million decrease. We completed the final phase of our Orla plant in July 2019 and placed our Mentone plant into service in December 2019; and

•	lower investments in projects attributable to our ethylene business, which accounted for a $129.0 million decrease; partially offset by,

•	higher investments in our PDH 2 facility, which accounted for a $293.7 million increase;

•
higher investments in crude oil pipelines, including those expanding our Midland-to-ECHO System, and related infrastructure that support Permian Basin production, which accounted for a combined $98.8 million increase; and

•	higher investments in natural gas pipelines and related infrastructure in support of East Texas and Louisiana production, which accounted for a $50.9 million increase.

Investments in unconsolidated affiliates decreased $90.2 million period-to-period primarily due to lower spending on joint venture dock infrastructure at Corpus Christi and other crude oil-related projects, which accounted for a $46.4 million decrease, and NGL pipeline expansion projects, which accounted for an additional $38.1 million decrease.

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

Other Items

Contractual Obligations

We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products.  These commitments represent enforceable and legally binding agreements as of the reporting date.  Our product purchase commitments at September 30, 2020 declined by an estimated $6.3 billion when compared to those reported in our 2019 Form 10-K primarily due to lower NGL and crude oil prices since December 31, 2019.

The principal amount of our consolidated debt obligations were $30.1 billion at September 30, 2020 compared to $27.88 billion at December 31, 2019.  See “Liquidity and Capital Resources – Consolidated Debt” within this Part I, Item 2 for information regarding EPO’s senior notes offerings during 2020.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2020 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	7.4	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”)) (3)	1.1	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.3	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	1.2	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	5.2	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	143.3	5.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	179.7	16.6	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.8	0.7	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	46.8	8.1	Cash flow hedge
Forecasted sales of refined products (MMBbls)	54.0	11.5	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.1	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	51.0	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	65.2	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	0.3	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (4)	37.9	0.7	Mark-to-market
NGL risk management activities (MMBbls) (4)	26.4	10.8	Mark-to-market
Refined products risk management activities (MMBbls) (4)	4.0	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (4)	19.5	5.9	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2022, December 2021 and December 2022, respectively.

(3)	Forecasted NGL sales volumes under natural gas processing exclude 0.3 MMBbls of additional hedges executed under contracts that have been designated as normal sales agreements.
(4)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

At September 30, 2020, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	September 30, 2020	October 15, 2020
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$1.1	$6.6	$(2.5)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(4.3)	3.5	(6.5)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6.6	9.7	1.6

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	September 30, 2020	October 15, 2020
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$43.7	$(255.4)	$(298.3)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(19.0)	(394.1)	(437.2)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	106.4	(116.6)	(159.3)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	September 30, 2020	October 15, 2020
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(9.6)	$(108.0)	$(115.4)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(50.6)	(179.1)	(190.3)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	31.5	(37.0)	(40.5)

At September 30, 2020, our commodity hedging strategies exhibited in the stress test values were mainly attributable to contango positions in our NGL, refined products and crude oil marketing portfolios.

The decrease in fair value of our commodity hedging portfolios from September 30, 2020 to October 15, 2020 is primarily due to an increase in the underlying commodity prices.  In general, we expect that any loss on these derivative instruments would be offset by gains recognized at settlement on the physical transactions.

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

Sensitivity Analysis

At September 30, 2020, our interest rate hedging portfolio consisted of forward-starting swaps. Forward-starting swaps hedge the risk of an increase in underlying benchmark interest rates during the period of time between the inception date of the swap agreement and the future date of a debt issuance. Under the terms of the forward-starting swaps, we pay to the counterparties (at the expected settlement dates of the instruments) amounts based on a fixed interest rate applied to a notional amount and receive from the counterparties an amount equal to a variable interest rate (based on LIBOR or an equivalent index rate) on the same notional amount.

With respect to the tabular data below, the portfolio’s estimated economic value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.  The following table summarizes our portfolio of forward-starting swaps at September 30, 2020 (dollars in millions):

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward-starting swap portfolio at the dates indicated (dollars in millions):

		Forward-Starting Swap Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	September 30, 2020	October 15, 2020
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(13.5)	$(187.9)	$(170.2)
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	38.2	(154.5)	(135.7)
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	(68.3)	(222.4)	(206.0)

The increase in fair value of our interest rate hedging portfolio from September 30, 2020 to October 15, 2020 was primarily due to an increase in market interest rates relative to the fixed rates specified in the swap agreements.  Upon settlement, we would expect that any loss on these swaps would be offset by lower interest rates on future debt issuances.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2020, we received a Proposed Agreed Order from the Texas Commission on Environmental Quality for alleged excess emissions at our Mont Belvieu facility.  The eventual resolution of this matter may result in monetary sanctions in excess of $0.1 million; however, we do not expect such expenditures to be material to our financial statements.

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

The impacts from the COVID-19 pandemic and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we sell and the level of services that we provide to customers, which in turn has a direct impact on our financial position, results of operations and cash flows. The global effects of the COVID-19 pandemic, including the consequences of international COVID-19 containment measures (e.g., quarantines, travel restrictions, temporary business closures and similar protective actions), reduced near-term demand for hydrocarbon products in 2020 by record amounts causing a significant oversupply situation.  Also, in the early stages of the pandemic, disputes between members of the OPEC+ group over crude oil production levels led to unprecedented volatility in the global energy markets and a historic collapse in crude oil prices.  Although the OPEC+ group and other producers subsequently reached agreements to gradually reduce the oversupply of crude oil through production cuts, the downturn in the energy industry caused by lower prices and demand negatively impacted us, the producers we work with and our other customers to varying degrees.

Across the globe, many countries have begun to ease their COVID-19 containment measures and central banks and governments have instituted fiscal measures in an effort to stimulate economic activity.  As a result, hydrocarbon demand has started to recover; however, a continuation of this trend remains dependent on successful containment of the disease and the development of approved vaccines or proven therapeutics. Any prolonged period of economic slowdown or recession, or a protracted period of depressed demand or prices for crude oil or other products that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The ultimate impact of the pandemic on our financial condition, results of operations and cash flows depends largely on developments outside our control, including the duration of the outbreak and the related impact on overall economic activity, all of which cannot be predicted with certainty.  To the extent the pandemic adversely affects our financial condition, results of operations and cash flows, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of our 2019 Form 10-K (as those risk factors are amended or supplemented by subsequent reports and documents we file with the SEC after the date of this quarterly report).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuances of Unregistered Securities

On September 30, 2020, the Partnership issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50.0 million, of which $32.5 million was received in cash with the remaining $17.5 million funded through the exchange of 1,120,588 of the Partnership’s common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15.0 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.

Concurrently, the Partnership exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of the Partnership’s new preferred units having an equivalent value.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuance and sale of the preferred units, as described above, were undertaken in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and Section 3(a)(9) thereof.

Other than as described above, there were no sales of unregistered equity securities during the three months ended September 30, 2020.

Issuer Purchases of Equity Securities

The following table summarizes the Partnership’s equity repurchase activity during the third quarter of 2020:

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Common Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2020	–	$–		$1,778,911
August 2020	749,057	$17.66		$1,765,684
September 2020	1,235,450	$16.49		$1,745,312
Vesting of phantom unit awards:
August 2020 (2)	23,903	$17.65	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of the Partnership’s common units.  Common units repurchased under this program during 2020 were cancelled immediately upon acquisition.

(2)
Of the 112,794 phantom unit awards that vested in August 2020 and converted to common units, 23,903 units were sold back to the Partnership by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

3.3
Seventh Amended and Restated Agreement of Limited Partnership of Enterprise Products Partners L.P., dated as of September 30, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 1, 2020).

3.4
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

3.7
Amendment No. 1 to Fifth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC, dated effective as of April 26, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 2, 2017).

3.8
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

3.11	Bylaws of Enterprise Products OLPGP, Inc., dated December 8, 2003 (incorporated by reference to Exhibit 3.6 to Form S-4 Registration Statement, Reg. No. 333-121665, filed December 27, 2004).
4.1	Form of Common Unit certificate (incorporated by reference to Exhibit A to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to Form 10-K filed February 28, 2020).
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

4.89	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.90
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto. (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1
364-Day Revolving Credit Agreement, dated as of September 8, 2020 among Enterprise Products Operating LLC, the Lenders party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 11, 2020).

10.2
Guaranty Agreement, dated as of September 8, 2020, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2020).

10.3
Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2020).

10.4
Securities Exchange Agreement, dated as of September 30, 2020, by and between Enterprise Products Partners L.P. and OTA Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2020).

10.5***
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of EPD PubCo Unit II L.P., dated as of September 30, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 1, 2020).

10.6***
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of EPD PrivCo Unit I L.P., dated as of September 30, 2020 (incorporated by reference to Exhibit 10.4 to Form 8-K filed October 1, 2020).

31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2020.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2020.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2020.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2020.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2020.

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