Form 10-K
period 2020-12-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2021-03-01
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
12/31
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
Large Accelerated Filer ☑Accelerated filer ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐    Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

The aggregate market value of our common units held by non-affiliates at June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $26.96 billion based on a closing price on that date of $18.17 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,181,599,142 common units outstanding at January 31, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2020 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

KEY REFERENCES USED IN THIS REPORT

Unless the context requires otherwise, references to “we,” “us” or “our” within this annual report are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

References to the “Partnership” mean Enterprise Products Partners L.P. on a standalone basis.

References to “EPO” mean Enterprise Products Operating LLC, which is an indirect wholly owned subsidiary of the Partnership, and its consolidated subsidiaries, through which the Partnership conducts its business.  We are managed by our general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a privately held Texas limited liability company.

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the “Board”) of Enterprise GP;  (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) W. Randall Fowler, who is also a director and the Co-Chief Executive Officer and Chief Financial Officer of Enterprise GP.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  The outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO; and (iii) Mr. Fowler, who serves as an Executive Vice President and the Chief Financial Officer of EPCO.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as directors of EPCO.

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding and 30.2% of its Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at December 31, 2020.

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

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  Our preferred units are not publicly traded.  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  We are owned by our limited partners (preferred and common unitholders) from an economic perspective. Enterprise GP, which owns a non-economic general partner interest in us, manages our Partnership.  We conduct substantially all of our business operations through EPO and its consolidated subsidiaries.

Our fully integrated, midstream energy asset network (or “value chain”) links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States (“U.S.”), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations include:

•	natural gas gathering, treating, processing, transportation and storage;

•	NGL transportation, fractionation, storage, and marine terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane);

•	crude oil gathering, transportation, storage, and marine terminals;

•
propylene production facilities (including propane dehydrogenation (“PDH”) facilities), butane isomerization, octane enhancement, isobutane dehydrogenation (“iBDH”) and high purity isobutylene (“HPIB”) production facilities;

•	petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”); and

•	a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.

Our business strategy seeks to leverage these operations to:

•	capitalize on expected trends and opportunities in energy evolution and demand growth, including exports, for natural gas, NGLs, crude oil and petrochemical and refined products;

•	maintain a diversified portfolio of midstream energy assets and expand this asset base through growth capital projects and accretive acquisitions of complementary midstream energy assets;

•	enhance the stability of our cash flows by investing in pipelines and other fee-based businesses; and

•
share capital costs and risks through business ventures or alliances with strategic partners, including those that provide processing, throughput or feedstock volumes for growth capital projects or the purchase of such projects’ end products.

Our financial position, results of operations and cash flows are contingent on the supply of, and demand for the energy commodities we handle across our integrated midstream energy asset network.  See “Current Outlook” included under Part II, Item 7 of this annual report for management’s views on key midstream energy supply and demand fundamentals in 2021.

Business Segments

The following sections provide an overview of our business segments, including information regarding principal products produced and/or services rendered and properties owned.  Our operations are reported under four business segments:  NGL Pipelines & Services, Crude Oil Pipelines & Services, Natural Gas Pipelines & Services and  Petrochemical & Refined Products Services.

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

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of this annual report.  In addition, our business activities are subject to various federal, state and local laws and regulations governing a wide variety of topics, including commercial, operational, environmental, safety and other matters.  For a discussion of the principal effects of such laws and regulations on our business activities, see “Regulatory Matters” within this Part I, Items 1 and 2 discussion.

For management’s discussion and analysis of our results of operations, liquidity and capital resources and capital investment program, see Part II, Item 7 of this annual report.

For detailed financial information regarding our business segments, including major customer information, see Note 10 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

NGL Pipelines & Services

This business segment includes our natural gas processing and related NGL marketing activities, NGL pipelines, NGL fractionation facilities, NGL and related product storage facilities, and NGL marine terminals.

Natural gas processing and related NGL marketing activities
At the core of our natural gas processing business are 21 processing facilities located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.

In its raw form, natural gas produced at the wellhead (especially in association with crude oil production) contains varying amounts of NGLs such as ethane and propane.  Natural gas streams containing NGLs and other impurities are usually not acceptable for transportation in downstream natural gas transmission pipelines or for commercial use as fuel; therefore, the unprocessed natural gas stream must be transported to a natural gas processing facility to remove the NGLs and other impurities. Once the natural gas is processed and the NGLs and impurities are removed, the residue natural gas meets downstream natural gas pipeline and commercial quality specifications.

In general, on an energy-equivalent basis, NGLs have greater economic value as feedstock for petrochemical and motor gasoline production than as components of a natural gas stream. Typical uses of NGLs include the following:

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

The results of operations from natural gas processing are primarily dependent on the difference between the revenues we earn from extracting NGLs (in terms of cash processing fees and/or the value of any retained NGLs) and the cost of natural gas and other operating costs incurred in connection with such extraction activities.

Natural gas processing utilizes service contracts that are either fee-based, commodity-based or a combination of the two. Our commodity-based contracts include keepwhole, margin-band, percent-of-liquids, percent-of-proceeds and contracts featuring a combination of commodity and fee-based terms.  To the extent we retain all or a portion of the extracted NGLs as consideration for our processing services, we refer to such volumes as our “equity NGL production.”

If the operating costs of a natural gas processing facility are higher than the incremental value of the NGLs that would be extracted, then recovery levels of certain NGLs, primarily ethane, may be purposefully reduced. This scenario is typically referred to as “ethane rejection” and results in a reduction in NGL volumes available to us for subsequent transportation, fractionation, storage and marketing.

Our NGL marketing activities entail spot and term sales of NGLs that we take title to through our natural gas processing activities (i.e., our equity NGL production) and open market and contract purchases. The results of operations for NGL marketing are primarily dependent on the difference between NGL sales prices and the associated purchase and other costs, including those costs attributable to the use of our other assets by the marketing group.  Market prices for NGLs are subject to fluctuations in response to changes in supply and demand and a variety of additional factors that are beyond our control.  We attempt to mitigate these price risks through the use of commodity derivative instruments.  For a discussion of our commodity hedging program, see Part II, Item 7A of this annual report.

The following table presents selected information regarding our natural gas processing facilities at February 1, 2021:

					Total Gas
				Net Gas	Processing
		Production		Processing	Capacity
		Region	Ownership	Capacity	of Plant
Facility Name	Location	Served	Interest	(MMcf/d) (1)	(MMcf/d)
Meeker	Colorado	Piceance	100.0%	1,800	1,800
Pioneer	Wyoming	Green River	100.0%	1,100	1,100
Yoakum	Texas	Eagle Ford	100.0%	1,050	1,050
Pascagoula	Mississippi	Gulf of Mexico	75.0% (2)	750	1,000
Orla	Texas	Delaware	100.0%	900	900
Chaco	New Mexico	San Juan	100.0%	600	600
Neptune	Louisiana	Gulf of Mexico	66.0% (3)	430	650
Sea Robin	Louisiana	Gulf of Mexico	54.1% (3)	352	650
Thompsonville	Texas	Eagle Ford	100.0%	330	330
Carthage (4)	Texas	Cotton Valley	100.0%	320	320
Mentone	Texas	Delaware	100.0%	300	300
Shoup	Texas	Eagle Ford	100.0%	280	280
Armstrong	Texas	Eagle Ford	100.0%	250	250
Gilmore	Texas	Frio-Vicksburg	100.0%	250	250
San Martin	Texas	Eagle Ford	100.0%	200	200
South Eddy	New Mexico	Delaware	100.0%	200	200
Waha	Texas	Delaware	100.0%	150	150
Sonora	Texas	Strawn	100.0%	120	120
Venice	Louisiana	Gulf of Mexico	13.1% (5)	98	750
Indian Springs	Texas	Wilcox-Woodbine	75.0% (3)	90	120
Chaparral	New Mexico	Delaware	100.0%	45	45
Total				9,615	11,065

(1)
The approximate net gas processing capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.

(2)	We own a 75% consolidated interest in the Pascagoula facility through our majority owned subsidiary, Pascagoula Gas Processing LLC.
(3)	We proportionately consolidate our undivided interests in these operating assets.
(4)	The Carthage processing complex consists of two natural gas processing plants: Panola and Bulldog.
(5)	Our 13.1% ownership in the Venice plant is held indirectly through our equity method investment in Venice Energy Services Company, L.L.C.

We operate all of our natural gas processing facilities except for the Venice plant.  On a weighted-average basis, utilization rates for our natural gas processing facilities were approximately 57.6%, 57.4% and 52.7% during the years ended December 31, 2020, 2019 and 2018, respectively.

Our NGL marketing activities utilize a fleet of approximately 880 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas. These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 135 tractor-trailer tank trucks that are used to transport LPG for us and on behalf of third parties.  We own and operate the majority of these trucks and trailers.

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

The results of operations from our NGL pipelines are primarily dependent upon the volume of NGLs transported (or capacity reserved) and the associated fees we charge for such transportation services. Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”), or contractual arrangements.  See “Regulatory Matters” within this Part I, Items 1 and 2 for information regarding governmental oversight of our liquids pipelines.

The following table presents selected information regarding our NGL pipelines at February 1, 2021:

			Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	7,977
South Texas NGL Pipeline System	Texas	100.0%	2,019
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,307
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,192
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,085
Louisiana Pipeline System (1)	Louisiana	100.0%	877
Seminole NGL Pipeline (1)	Texas	100.0%	869
Shin Oak NGL Pipeline	Texas	67.0% (3)	664
Texas Express Pipeline (1)	Texas	35.0% (4)	594
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (5)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (6)	451
Houston Ship Channel Pipeline System	Texas	100.0%	304
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	299
Panola Pipeline (1)	Texas	55.0% (7)	253
Rio Grande Pipeline (1)	Texas	100.0%	249
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Promix NGL Gathering System	Louisiana	50.0% (8)	194
Texas Express Gathering System	Texas	45.0% (9)	170
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (10)	168
Others (eight systems) (2)	Various	Various (11)	459
Total			19,909

(1)	Interstate transportation services provided by these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
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

(3)	We own a 67% consolidated interest in the Shin Oak NGL Pipeline through our majority owned subsidiary, Breviloba, LLC.
(4)	Our 35% ownership interest in the Texas Express Pipeline is held indirectly through our equity method investment in Texas Express Pipeline LLC.
(5)	Our 50% ownership interest in the Skelly-Belvieu Pipeline is held indirectly through our equity method investment in Skelly-Belvieu Pipeline Company, L.L.C.
(6)	Our 33.3% ownership interest in the Front Range Pipeline is held indirectly through our equity method investment in Front Range Pipeline LLC.
(7)	We own a 55% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC.
(8)	Our 50% ownership interest in the Promix NGL Gathering System is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(9)	Our 45% ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC.
(10)	We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(11)
We own a 74.7% consolidated interest in the 30-mile Wilprise pipeline through our majority owned subsidiary, Wilprise Pipeline Company, L.L.C.  We proportionately consolidate our 50% undivided interest in a 45-mile segment of the Port Arthur pipelines.  The remainder of these NGL pipelines are wholly owned.

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each injection and delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 3,589 MBPD, 3,615 MBPD and 3,461 MBPD during the years ended December 31, 2020, 2019 and 2018, respectively.

We operate our NGL pipelines with the exception of the Texas Express Gathering System. The following information describes our principal NGL pipelines:

•
The Mid-America Pipeline System is an NGL pipeline system consisting of the 3,119-mile Rocky Mountain pipeline, the 2,138-mile Conway North pipeline, the 632-mile Ethane-Propane (“EP”) Mix pipeline, and the 2,088-mile Conway South pipeline. The Rocky Mountain pipeline transports mixed NGLs from production fields located in the Rocky Mountain Overthrust and San Juan Basin to the Hobbs NGL hub located on the Texas-New Mexico border. The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest. NGL hubs, such as those at Mont Belvieu, Hobbs and Conway, provide buyers and sellers with a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines. The EP Mix segment transports EP mix from the Conway hub to petrochemical plants in Iowa and Illinois. The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole NGL Pipeline and Hobbs NGL fractionation and storage facility. The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals that we own and operate.

•
The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas that gather and transport mixed NGLs from natural gas processing facilities (owned by either us or third parties) to our NGL fractionators located in South Texas and at the Mont Belvieu hub in Chambers County, Texas. In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with other NGL pipelines and to our Mont Belvieu storage complex.  The South Texas NGL Pipeline System extends our ethane header system from the Mont Belvieu hub to Corpus Christi, Texas.

•
The Dixie Pipeline transports propane and other NGLs from locations in southeast Texas, south Louisiana and Mississippi to markets in the southeastern U.S.  The Dixie Pipeline operates in seven states:  Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Texas, and is connected to eight non-regulated propane terminals that we own and operate.

•
The Appalachia-to-Texas Express, or ATEX, pipeline transports ethane in southbound service from third-party owned NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Mont Belvieu storage complex.  Ethane originating at these fractionation facilities is sourced from the Marcellus and Utica Shale production areas. ATEX operates in nine states: Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.

•
The Chaparral NGL System transports mixed NGLs from natural gas processing facilities located in West Texas and New Mexico to the Mont Belvieu hub.  This system consists of the 906-mile Chaparral pipeline and the 179-mile Quanah pipeline. Interstate and intrastate transportation services provided by the Chaparral pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

•
The Louisiana Pipeline System is a network of NGL pipelines that transport NGLs originating in Louisiana and Texas to refineries and petrochemical plants located along the Mississippi River corridor in southern Louisiana.  This system also provides transportation services for our natural gas processing facilities, NGL fractionators and other assets located in Louisiana.

•
The Seminole NGL Pipeline transports NGLs from the Hobbs hub and the Permian Basin to markets in southeast Texas, including our NGL fractionation complex located in and near Mont Belvieu.  NGLs originating on the Mid-America Pipeline System are a significant source of throughput for the Seminole NGL Pipeline.

•	The Shin Oak NGL Pipeline transports NGL production from Orla, Texas in the Permian Basin to our NGL fractionation and storage complex located at the Mont Belvieu hub.

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

•
The Front Range Pipeline transports mixed NGLs from natural gas processing facilities located in the DJ Basin in Colorado to an interconnect with our Texas Express Pipeline, Mid-America Pipeline System and other third-party facilities located at Skellytown, Texas.

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

•	The Panola Pipeline transports mixed NGLs from injection points near Carthage, Texas to the Mont Belvieu hub and supports the Haynesville and Cotton Valley crude oil and natural gas production areas.

•	The Rio Grande Pipeline transports mixed NGLs from near Odessa, Texas to a pipeline interconnect at the Mexican border south of El Paso, Texas.

•	The Lou-Tex NGL Pipeline transports mixed NGLs, purity NGL products and refinery grade propylene (“RGP”) between the Louisiana and Texas markets.

NGL fractionation and related facilities
Our NGL fractionators separate mixed NGLs into purity NGL products for third-party customers and our NGL marketing activities.  Mixed NGLs extracted by domestic natural gas processing facilities represent the largest source of volumes processed at our NGL fractionators.  Based upon industry data, we believe that sufficient volumes of mixed NGLs, especially those originating from natural gas processing facilities located in West Texas, will be available for fractionation for the foreseeable future.

The results of operations from our NGL fractionation business are generally dependent upon the volume of mixed NGLs fractionated and either (i) the level of fractionation fees charged (under fee-based contracts) or (ii) the value of NGLs received (under percent-of-liquids arrangements).  Under fee-based fractionation contracts, customers retain title to the NGLs that we process for them.  Under percent-of-liquids fractionation contracts, we retain a portion of the purity NGLs we separate for customers and are exposed to commodity price risk through fluctuations in NGL prices.  We attempt to mitigate these risks through the use of commodity derivative instruments.

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2021:

			Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Mont Belvieu-area:
Fracs I, II and III	Texas	75.0% (2)	189	245
Fracs IV, V, VI ,IX, X and XI	Texas	100.0%	645	645
Fracs VII and VIII	Texas	75.0% (3)	128	170
Total Mont Belvieu-area			962	1,060
Shoup and Armstrong	Texas	100.0%	93	93
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (4)	73	145
Tebone	Louisiana	100.0%	30	30
Baton Rouge	Louisiana	32.2% (5)	19	60
Total			1,327	1,538

(1)
The approximate net plant capacity does not necessarily correspond to our ownership interest in each facility.  The capacity is based on a variety of factors such as the level of volumes an owner processes at the facility and contractual arrangements with joint owners.

(2)	We proportionately consolidate a 75% undivided interest in these fractionators.
(3)	We own a 75% consolidated equity interest in NGL fractionators VII and VIII through our majority owned subsidiary, Enterprise EF78 LLC.
(4)	Our 50% ownership interest in the Promix NGL fractionator is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(5)	Our 32.2% ownership interest in the Baton Rouge fractionator is held indirectly through our equity method investment in Baton Rouge Fractionators LLC.

On a weighted-average basis, the overall utilization rates for our NGL fractionators (based on nameplate capacities) were 101.6%, 97.8% and 94.0% during the years ended December 31, 2020, 2019 and 2018, respectively.

The following information describes our principal NGL fractionators, all of which we operate:

•
We own and operate NGL fractionators located in Mont Belvieu, Texas and surrounding areas of Chambers County, Texas.  These fractionators process mixed NGLs from several major NGL supply basins in North America, including the Permian Basin, Rocky Mountains, Eagle Ford Shale, Mid-Continent and San Juan Basin.  Our Mont Belvieu-area NGL fractionators are connected to our network of NGL supply and distribution pipelines, approximately 130 MMBbls of underground salt dome storage capacity, along with access to international markets through our marine terminals located on the Houston Ship Channel.

In 2020, we completed and placed into service two new NGL fractionators located in Chambers County, Texas that are adjacent to our other Mont Belvieu-area NGL fractionators:  Frac X (March 2020) and Frac XI (September 2020). Completion of these two fractionators increased our total NGL fractionation capacity in the Mont Belvieu-area to approximately 1.1 MMBPD.

•
The Shoup and Armstrong NGL fractionators in South Texas process mixed NGLs supplied by regional natural gas processing facilities.  Purity NGL products from these fractionators are transported to local markets in the Corpus Christi area and also to the Mont Belvieu hub using our South Texas NGL Pipeline System.

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

We are currently constructing a 60 MBPD natural gasoline hydrotreater facility at our Mont Belvieu-area complex along with related storage and pipeline infrastructure.  The new facility, which is designed to lower the sulfur content of natural gasoline, is scheduled to be completed and placed into service during the fourth quarter of 2021.

NGL and related product storage facilities
We utilize underground salt dome storage caverns and above-ground storage tanks to store mixed and purity NGLs, petrochemicals and related products that are owned by us and our customers.  The results of operations from our storage facilities are dependent upon the level of storage capacity reserved by customers, the volume of product delivered into and withdrawn from storage, and the fees associated with each activity.

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2021:

			Net Usable
			Storage
		Ownership	Capacity
Description of Asset	Location	Interest	(MMBbls) (1)
Mont Belvieu storage complex	Texas	100.0%	129.8
Breaux Bridge, Anse La Butte and Sorrento (2)	Louisiana	100.0%	12.7
Almeda and Markham (3)	Texas	Leased	12.4
Petal (4)	Mississippi	100.0%	5.4
Hutchinson (5)	Kansas	100.0%	4.0
Others (6)	Various	Various	14.3
Total			178.6

(1)	Net usable storage capacity is based on our ownership interest or contractual right-of-use.
(2)	These storage facilities are used in connection with our Louisiana Pipeline System.
(3)	These storage facilities are used in connection with our South Texas NGL Pipeline System.
(4)	This storage facility is used in connection with our Dixie Pipeline.
(5)	This storage facility is used in connection with our Mid-America Pipeline System.
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

NGL marine terminals and related operations
We own and operate marine terminals (export and import) that handle NGLs. The results of operations from our NGL marine terminals, all of which are located on the Houston Ship Channel, are primarily dependent upon the level of volumes handled (loading and unloading) and the associated fees we charge for such services.

The following information describes our Houston Ship Channel terminals:

•
The Enterprise Hydrocarbons Terminal (“EHT”) provides terminaling services to exporters, marketers, distributors, chemical companies and major integrated oil companies.  EHT has extensive waterfront access consisting of seven deep-water ship docks, a barge dock and a lay berth dock.  The terminal can accommodate vessels with up to a 45 foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.  We believe that our location on the Houston Ship Channel enables us to handle larger vessels than our competitors because our waterfront has fewer draft and beam (width) restrictions.  The size and structure of our waterfront allows us to receive and unload products for our customers and provide terminaling services.

EHT can load refrigerated cargoes of low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays, international demand for propane as a feedstock in ethylene production, and for power generation and heating purposes.  The current estimated maximum loading capacity for LPG at EHT is approximately 835 MBPD.  EHT has the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane.  EHT can load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers.  LPG loading volumes at EHT averaged 588 MBPD, 483 MBPD and 445 MBPD during the years ended December 31, 2020, 2019 and 2018, respectively.

The primary customer of EHT is our NGL marketing group, which uses the terminal to meet the needs of export customers.  NGL marketing transacts with these customers using long-term sales contracts with take-or-pay provisions and/or exchange agreements.  In recent years, the U.S. has become the largest exporter of LPG in the world, with shipments originating from EHT playing a key role.

EHT also includes an NGL import terminal.  This import terminal can offload NGLs from tanker vessels at rates up to 8,000 barrels per hour depending on the product.  Our NGL import volumes for the last three years were minimal.

EHT also provides terminaling services involving crude oil, propylene and refined products.  EHT’s assets and activities associated with crude oil terminaling and storage are a component of our Crude Oil Pipelines & Services business segment.  EHT’s activities involving propylene and refined products are a component of our Petrochemical & Refined Products Services business segment.

•
The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, has a nameplate loading capacity of approximately 10,000 barrels per hour of fully refrigerated ethane and is the largest of its kind in the world. The terminal supports domestic production of U.S. ethane from shale plays by providing the global petrochemical industry with access to a low-cost feedstock option and opportunities for supply diversification.  Ethane volumes handled by the terminal are sourced from our Mont Belvieu-area NGL fractionators and storage complex.  Ethane loading volumes at the terminal averaged 134 MBPD, 143 MBPD and 146 MBPD during the years ended December 31, 2020, 2019 and 2018, respectively.

Crude Oil Pipelines & Services

This business segment includes our crude oil pipelines, crude oil storage and marine terminals, and related crude oil marketing activities.

Crude oil pipelines
We have crude oil gathering and transportation pipelines located in Oklahoma, New Mexico and Texas. The results of operations from our crude oil pipelines are primarily dependent upon the volume of crude oil transported (or capacity reserved) and the associated fees we charge for such transportation services.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  See “Regulatory Matters” within this Part I, Items 1 and 2 for information regarding governmental oversight of our liquids pipelines.

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2021:

			Operational
		Our	Storage	Pipeline
		Ownership	Capacity	Length
Description of Asset	Location(s)	Interest	(MMBbls) (2)	(Miles)
Midland-to-ECHO System:
Midland-to-ECHO 1 pipeline	Texas	80.0% (3)	4.0	418
Midland-to-ECHO 2 pipeline	Texas	100.0%	–	444
Midland-to-ECHO 3 pipeline	Texas	29.0% (4)	–	521
Total Midland-to-ECHO System:			4.0	1,383
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (5)	9.8	1,273
West Texas System (1)	Texas, New Mexico	100.0%	1.3	1,078
South Texas Crude Oil Pipeline System	Texas	100.0%	5.1	633
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (6)	6.0	618
EFS Midstream System	Texas	100.0%	0.3	525
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (7)	4.5	390
Total			31.0	5,900

(1)	Transportation services provided by these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)	Operational storage capacity amounts presented on a gross basis.
(3)	The Midland-to-Sealy section of the Midland-to-ECHO 1 pipeline is owned by Whitethorn Pipeline Company LLC, in which we own an 80% consolidated interest.
(4)	We proportionately consolidate our 29% undivided interest in the Midland-to-Webster pipeline, which we refer to as the Midland-to-ECHO 3 pipeline.
(5)	Our 50% ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Holdings LLC (“Seaway”).
(6)	We proportionately consolidate our 13% undivided interest in the Basin Pipeline.
(7)	Our 50% ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 2,166 MBPD, 2,304 MBPD and 2,000 MBPD during the years ended December 31, 2020, 2019 and 2018, respectively.

We operate our crude oil pipelines with the exception of the Basin Pipeline, Eagle Ford Crude Oil Pipeline System and Midland-to-ECHO 3. The following information describes our principal crude oil pipelines:

•
The Midland-to-ECHO System supports Permian Basin crude oil production by providing producers and other shippers with transportation solutions that are both cost-efficient and operationally flexible.  After aggregating crude at our Midland terminal, the system has the capability to transport multiple grades of crude oil, including West Texas Intermediate (“WTI”), WTI light sweet crude oil (“West Texas Light”), West Texas Sour, and condensate, to our Enterprise Crude Houston (“ECHO”) storage terminal (using batched shipments to safeguard crude quality) for further delivery to markets along the Gulf Coast.  Using the ECHO terminal, shippers on the Midland-to-ECHO System have access to every refinery in Houston, Texas City, Beaumont and Port Arthur, Texas, as well as our crude oil export terminal facilities.

The Midland-to-ECHO 1 pipeline originates at our Midland terminal and extends 418 miles to our Sealy storage terminal.  Volumes arriving at Sealy are then transported to our ECHO terminal using the Rancho II pipeline, which is a component of our South Texas Crude Oil Pipeline System. The Midland-to-ECHO 1 pipeline has an approximate maximum transportation capacity of up to 620 MBPD, depending on certain operational variables.

The Midland-to-ECHO 2 pipeline originates at our Midland terminal and extends 444 miles to our Sealy terminal, with crude oil volumes arriving at Sealy transported to our ECHO terminal using the Rancho II pipeline.  The Midland-to-ECHO 2 pipeline was created by converting the Midland-to-Sealy segment of one of our two Seminole NGL pipelines from NGL service to crude oil service.  We retain the flexibility to convert this pipeline back to NGL service should future market conditions support the need for additional NGL transportation capacity out of the Permian Basin. The Midland-to-ECHO 2 pipeline has an approximate maximum transportation capacity of up to 225 MBPD, depending on certain operational variables.

In July 2019, we announced a third expansion of our Midland-to-ECHO System (“Midland-to-ECHO 3”) comprised of a 36-inch pipeline extending from Midland, Texas to our ECHO terminal, and further from ECHO to a third-party terminal in Webster, Texas  (collectively, the “Midland-to-Webster pipeline”). In October 2020, we announced that the Midland-to-ECHO segment of the Midland-to-Webster pipeline was placed into service.  The ECHO-to-Webster segment was mechanically complete in December 2020.  Once all facilities are placed into full commercial service, our maximum transportation capacity on the Midland-to-Webster pipeline is expected to approximate 450 MBPD.

In October 2019, we announced plans to construct a fourth pipeline (the “Midland-to-ECHO 4” pipeline) that would have connected our Midland terminal with our ECHO terminal by utilizing existing segments of our South Texas Crude Oil Pipeline System along with new construction. In September 2020, we cancelled this project in connection with the amendment of certain crude oil transportation agreements.

•
The Seaway Pipeline connects the Cushing, Oklahoma crude oil hub with markets in southeast Texas. The Seaway Pipeline is comprised of the Longhaul System, the Freeport System and the Texas City System. The Cushing hub is an industry trading hub and price settlement point for WTI crude oil on the New York Mercantile Exchange (“NYMEX”).

The Longhaul System consists of two approximately 500-mile, 30-inch diameter pipelines (Seaway I and the Seaway Loop) that provide north-to-south transportation of crude oil from the Cushing hub to Seaway’s Jones Creek terminal located near Freeport, Texas. The aggregate transportation capacity of the Longhaul System is approximately 950 MBPD, depending on the type and mix of crude oil being transported and other variables. The Jones Creek terminal is connected by pipeline to our ECHO terminal, which enables Seaway to serve a variety of customers along the upper Texas Gulf Coast including the Beaumont/Port Arthur area.

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

•
The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility located in Midland, Texas.  The West Texas System, including the Loving County pipeline, is a key part of our strategic crude oil aggregation program designed to support Permian Basin producers. At Midland, shippers have access to storage and terminal services, as well as connectivity to multiple transportation alternatives such as trucking and pipeline infrastructure that offer access to various downstream markets, including the Gulf Coast.

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

•
The EFS Midstream System serves producers in the Eagle Ford Shale, by providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The EFS Midstream System includes 525 miles of gathering pipelines, 11 central gathering plants having a combined condensate storage capacity of 0.3 MMBbls, 201 MBPD of condensate stabilization capacity and 1.0 Bcf/d of associated natural gas treating capacity.

•
The Eagle Ford Crude Oil Pipeline System transports crude oil and condensate for producers in South Texas.  The system, which is effectively looped and has a capacity to transport over 600 MBPD of light and medium grades of crude oil, consists of 390 miles of crude oil and condensate pipelines originating in Gardendale, Texas and extending to Corpus Christi, Texas.  The system interconnects with our South Texas Crude Oil Pipeline System in Wilson County, Texas and our Corpus Christi marine terminal.

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

The results of operations from crude oil terminals are primarily dependent upon the level of volumes stored and the length of time such storage occurs, including the level of firm storage capacity reserved, pumpover volumes and the fees associated with each activity.  If the terminal offers marine services, the results of operations from these activities are primarily dependent upon the level of volumes handled (loading and unloading) and the associated fees we charge for such services.

The following table presents selected information regarding our crude oil terminals at February 1, 2021:

			Number of	Net Storage
		Ownership	Above-Ground	Capacity
Description of Asset	Location(s)	Interest	Tanks in Service	(MMBbls)
EHT (crude oil)	Texas	100.0%	81	23.4
ECHO (1)	Texas	100.0%	14	5.9
Beaumont Marine West	Texas	100.0%	12	4.2
Cushing	Oklahoma	100.0%	19	3.3
Midland (2)	Texas	100.0%	9	2.7
Corpus Christi	Texas	50.0% (3)	4	0.7
Total			139	40.2

(1)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline and three tanks owned by Seaway.
(2)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline.
(3)	Our 50% ownership interest in the terminal is held indirectly through our equity method investment in Eagle Ford Terminals Corpus Christi LLC.

The following information describes our principal crude oil terminals, all of which we operate with the exception of the Corpus Christi terminal.

•
Our EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 2.0 MMBPD, or 62 MMBbls per month, of crude oil.  The crude oil terminal at EHT represents one of the largest such facilities on the Gulf Coast.  As noted previously, EHT can accommodate vessels with up to a 45-foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.

•
The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston, Texas City and Beaumont/Port Arthur areas.  ECHO also has connections to marine terminals, including EHT, that provide access to any refinery on the U.S. Gulf Coast and international markets.

•
The Beaumont Marine West terminal is located on the Neches River near Beaumont, Texas.  This terminal includes three deep-water docks and one barge dock that facilitate the exporting and importing of crude oil and related products.

•
The Cushing terminal is located at the Cushing hub in Oklahoma and provides crude oil storage, pumpover and trade documentation services.  This terminal is one of the origination points for our Seaway Pipeline.

•	The Midland terminal provides crude oil storage, pumpover and trade documentation services. The Midland terminal is the origination point for our Midland-to-ECHO pipelines.

•
The Corpus Christi terminal, located in Corpus Christi, Texas, is capable of loading ocean-going vessels with either crude oil or condensate.  The terminal includes one deep-water ship dock and serves Eagle Ford Shale and Permian Basin producers through a connection with our Eagle Ford Crude Oil Pipeline System.

Sea Port Oil Terminal.  In July 2019, we announced the execution of long-term customer agreements supporting the development of our Sea Port Oil Terminal (“SPOT”) in the Gulf of Mexico.  As a result of these agreements, we announced our final investment decision with respect to SPOT, subject to obtaining the required approvals and licenses from the federal Maritime Administration, which is currently reviewing our SPOT application. We currently anticipate receiving approval for SPOT as early as the third quarter of 2021; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

SPOT consists of proposed onshore and offshore facilities, including a fixed platform located approximately 30 nautical miles off the Brazoria County, Texas coast in approximately 115 feet of water.  SPOT is designed to load a VLCC at rates of approximately 85,000 barrels per hour. We believe that SPOT’s design meets or exceeds federal requirements for such facilities and, unlike existing and other proposed offshore terminals, is designed with a vapor control system to minimize emissions.  SPOT would provide customers with an integrated export solution that leverages our extensive supply, storage and distribution network along the Gulf Coast, with access to approximately 6 MMBbls of crude oil supply and more than 300 MMBbls of storage based on our estimates.

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

Natural Gas Pipelines & Services

This business segment includes our natural gas pipeline systems that provide for the gathering, treating and transportation of natural gas.  This segment also includes our natural gas marketing activities.

Natural gas pipelines and related storage assets
Our natural gas gathering pipelines gather, treat and transport natural gas from production developments to regional natural gas plants for further processing.  Our natural gas transmission pipelines transport natural gas from regional processing facilities to downstream electric generation plants, local gas distribution companies, industrial and municipal customers, storage facilities or other connecting pipelines.

The results of operations from our natural gas pipelines and related storage assets are primarily dependent upon the volume of natural gas gathered, treated, transported or stored, the level of firm capacity reservations made by shippers, and the fees associated with each activity.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  See “Regulatory Matters” within this Part I, Items 1 and 2 for information regarding governmental oversight of our natural gas pipelines.

The following table presents selected information regarding our natural gas pipelines and related infrastructure at February 1, 2021:

				Net Capacity (1)
			Pipeline	Pipeline	Natural Gas	Usable
		Ownership	Length	Capacity	Treating	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(MMcf/d)	(Bcf)
Texas Intrastate System (2)	Texas	Various (5)	6,893	7,345	–	12.9
Acadian Gas System (2)	Louisiana	100.0% (6)	1,307	3,100	–	1.3
Jonah Gathering System	Wyoming	100.0%	776	2,360	–	–
Piceance Basin Gathering System	Colorado	100.0%	191	1,800	–	–
San Juan Gathering System	New Mexico, Colorado	100.0%	6,117	1,750	420	–
Permian Basin Gathering System	Texas, New Mexico	100.0%	1,722	1,575	150	–
White River Hub (3)	Colorado	50.0% (7)	10	1,500	–	–
Haynesville Gathering System	Louisiana, Texas	100.0%	360	1,300	810	–
BTA Gathering System (4)	Texas	100.0% (8)	788	925	840	–
Indian Springs Gathering System (4)	Texas	80.0% (9)	145	160	–	–
Delmita Gathering System	Texas	100.0%	203	145	–	–
South Texas Gathering System	Texas	100.0%	517	143	220	–
Old Ocean Pipeline	Texas	50.0% (10)	240	80	–	–
Big Thicket Gathering System	Texas	100.0%	250	60	–	–
Central Treating Facility	Colorado	100.0%	–	–	200	–
Total			19,519	22,243	2,640	14.2

(1)	Net capacity amounts are based on our ownership interest or contractual right-of-use.
(2)	Transportation services provided by these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(3)	Services provided by the White River Hub are regulated by federal governmental agencies.
(4)	Transportation services provided by these systems are regulated in part by state governmental agencies.
(5)
We proportionately consolidate our undivided interests, which range from 22% to 80%, in 1,471 miles of the Texas Intrastate System.  The Texas Intrastate System also includes our Wilson natural gas storage facility, which consists of a network of leased and owned underground salt dome storage caverns located in Wharton County, Texas with an aggregate 12.9 Bcf of usable storage capacity.  Four of these caverns, comprising 6.9 Bcf of usable capacity, are held under an operating lease.  The remainder of our Texas Intrastate System is wholly owned.

(6)	The Acadian Gas System includes a leased 1.3 Bcf underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.
(7)	Our 50% ownership interest in White River Hub is held indirectly through our equity method investment in White River Hub, LLC.
(8)	This system includes approximately 52 miles of pipeline held under an operating lease.
(9)	We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.
(10)	Our 50% ownership interest in the Old Ocean Pipeline is held indirectly through our equity method investment in Old Ocean Pipeline, LLC.

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 57.2%, 60.0% and 58.3% during the years ended December 31, 2020, 2019 and 2018, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

We operate our natural gas pipelines and storage facilities with the exception of the White River Hub, Old Ocean Pipeline and certain segments of the Texas Intrastate System.  The following information describes our principal natural gas pipelines:

•
The Texas Intrastate System is comprised of the 6,276-mile Enterprise Texas pipeline system and the 617-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas including the Permian Basin and Eagle Ford and Barnett Shales for delivery to local gas distribution companies, electric utility plants and industrial and municipal consumers. The system is also connected to regional natural gas processing facilities and other intrastate and interstate pipelines.  The Texas Intrastate System serves a number of commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.

•
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 582-mile Cypress pipeline, 424-mile Acadian pipeline, 275-mile Haynesville Extension pipeline and 26-mile Enterprise Pelican pipeline.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from the Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.

In September 2019, we announced plans to expand and extend our Acadian Gas System in order to deliver natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) market in South Louisiana. The expansion project will include construction of an approximately 80-mile natural gas pipeline (the “Gillis Lateral”) extending from near Cheneyville, Louisiana to third-party pipeline interconnects near Gillis, Louisiana, including multiple pipelines serving regional LNG export facilities.  According to the FERC, the LNG market in South Louisiana and Southeast Texas includes facilities, including those under construction, featuring an aggregate 18 Bcf/d of export capacity. The Gillis Lateral is expected to have a transportation capacity of approximately 1 Bcf/d.  In addition to construction of the Gillis Lateral, we plan to increase the transportation capacity of the Haynesville Extension from 1.8 Bcf/d to 2.1 Bcf/d by adding horsepower at our compressor station in Mansfield, Louisiana (the “Mansfield Project”).

The Mansfield Project and construction of the Gillis Lateral are supported by long-term customer contracts and are expected to begin service in the fourth quarter of 2021. Once the expansion project is completed, we expect that our Acadian Gas System will be able to deliver up to 2.1 Bcf/d of Haynesville Shale production into the LNG market, South Louisiana industrial complex and other pipeline interconnects that serve attractive southeastern U.S. markets.

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

•
The San Juan Gathering System gathers and treats natural gas produced from the San Juan Basin in northern New Mexico and southern Colorado and delivers the natural gas either directly into interstate pipelines or to regional natural gas plants, including our Chaco facility, for further processing prior to being transported on interstate pipelines.

•
The Permian Basin Gathering System is comprised of the 1,051-mile Carlsbad pipeline system, the 614-mile Waha pipeline system, the 34-mile Orla pipeline system and the 23-mile Mentone pipeline system. The Permian Basin Gathering System gathers natural gas from the Permian Basin for delivery to regional natural gas processing facilities, including our Chaparral, South Eddy, Waha, Mentone and Orla plants, and delivers residue and treated natural gas into our Texas Intrastate System and third-party pipelines.

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

•	The Indian Springs Gathering System, along with the Big Thicket Gathering System, gather natural gas from the Woodbine, Wilcox and Yegua production areas in East Texas.

•	The Delmita Gathering System gathers natural gas from the Frio-Vicksburg formation in South Texas for delivery to our South Texas natural gas processing facilities.

•	The South Texas Gathering System gathers natural gas from the Olmos and Wilcox formations for delivery to our South Texas natural gas processing facilities.

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

Goodwill Impairment
In December 2020, we recognized a goodwill impairment charge of $296.3 million attributable to the Natural Gas Pipelines & Services business segment.  For information regarding this charge, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Petrochemical & Refined Products Services

This business segment includes our:

•	propylene production facilities, which include propylene fractionation units and a PDH facility, and related pipelines and marketing activities;

•	butane isomerization complex and related deisobutanizer (“DIB”) operations;

•	octane enhancement, iBDH and HPIB production facilities;

•	refined products pipelines, terminals and related marketing activities;

•	an ethylene export terminal and related operations; and

•	marine transportation business.

Propylene production facilities and related operations
Our propylene production facilities and related operations include propylene fractionation (or splitter) units, a PDH facility, propylene pipelines, propylene export assets and related petrochemical marketing activities.

Propylene production and related marketing activities.  Propylene is a key feedstock used by the petrochemical industry.  There are three grades of propylene: polymer grade propylene (“PGP”), with a minimum purity of 99.5%; chemical grade propylene (“CGP”), with a minimum purity of approximately 93-94%; and refinery grade propylene (“RGP”), with a purity of approximately 70%. Propylene fractionation units separate RGP, which is a mixture of propane and propylene, into either PGP or CGP.  Our PDH facility produces PGP using propane feedstocks.  The demand for PGP primarily relates to the manufacture of polypropylene, which has a variety of end uses including packaging film, fiber for carpets and upholstery, molded plastic parts for appliances, and automotive, houseware and medical products.  CGP is a basic petrochemical used in the manufacturing of plastics, synthetic fibers and foams.

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

The following table presents selected information regarding our propylene production facilities at February 1, 2021:

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

(2)	Our 30% ownership interest in the BRPC facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).

We produce PGP at our Mont Belvieu facilities and CGP at our BRPC facility.  On a weighted-average basis, the overall utilization rate of our propylene production facilities was approximately 79.4%, 86.7% and 86.7% during the years ended December 31, 2020, 2019 and 2018, respectively.

Global demand for propylene is increasing; however, the use of lighter crude oil feedstocks by U.S. refiners and increased use of ethane by steam crackers has reduced propylene production from these traditional sources.  This has led to the development of more “on purpose” propylene production facilities such as our PDH 1 facility.  This facility, which is located in Chambers County, Texas at our Mont Belvieu complex, has the capacity to produce up to 1.65 billion pounds per year, or approximately 25 MBPD, of PGP.  At this nameplate production rate, the facility upgrades approximately 35 MBPD of propane as feedstock. The PDH 1 facility is integrated with our legacy Mont Belvieu propylene fractionation units, which provides us with operational reliability and flexibility for both the PDH facility and the fractionation units. The construction of PDH 1 was underwritten by long-term, fee-based contracts that feature minimum volume commitments.

We have initiated legal proceedings involving the former general contractor for PDH 1.  For a summary of this litigation, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

PDH 2.  In September 2019, we announced the execution of long-term, fee-based contracts with affiliates of LyondellBasell Industries N.V. that support construction of our second PDH facility (referred to as “PDH 2”).  In June 2020, we executed additional long-term PGP sales agreements with Marubeni Corporation in support of PDH 2.  Like PDH 1, PDH 2 is expected to have the capacity to upgrade up to 35 MBPD of propane and produce up to 1.65 billion pounds per year of PGP.  PDH 2 will be located in Chambers County, Texas at our Mont Belvieu complex and is scheduled to begin service in the second quarter of 2023.  Once PDH 2 is placed into service and integrated with PDH 1 and our other propylene production facilities, we will have the capability to produce 11 billion pounds of propylene per year.

Propylene pipelines.  The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the associated fees we charge for such transportation services.  The following table presents selected information regarding our propylene pipelines at February 1, 2021:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	267
North Dean Pipeline System	Texas	100.0%	189
Texas City RGP Gathering System	Texas	100.0%	157
Propylene Splitter PGP Distribution System	Texas	100.0%	92
Louisiana RGP Gathering System	Louisiana	100.0%	63
Lake Charles PGP Pipeline	Texas, Louisiana	50.0% (1)	27
La Porte PGP Pipeline	Texas	80.0% (2)	20
Sabine Pipeline	Texas, Louisiana	100.0%	15
Total			830

(1)	We proportionately consolidate our 50% undivided interest in the Lake Charles PGP Pipeline.
(2)	We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 140 MBPD, 124 MBPD and 125 MBPD during the years ended December 31, 2020, 2019 and 2018, respectively.

With the exception of the Lake Charles PGP Pipeline in Louisiana, we operate all of our propylene production assets and related pipelines.

Propylene export assets.  Our EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 3,000 barrels per hour, or 72 MBPD, of semi-refrigerated propylene.

Isomerization and related operations
We own and operate three isomerization units at our Mont Belvieu complex having an aggregate processing capacity of 116 MBPD that comprise the largest commercial isomerization facility in the U.S.  We also own and operate a 70-mile pipeline system used to transport high-purity isobutane from the Mont Belvieu hub to Port Neches, Texas.

The demand for commercial isomerization services depends upon the energy industry’s requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  Isomerization units convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  DIB units, of which we own and operate ten located at our Mont Belvieu complex, then separate the isobutane from the normal butane.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline. We also use certain of our DIB units to fractionate mixed butanes originating from NGL fractionation activities, imports and other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to capture market opportunities resulting from fluctuations in demand and prices for different types of butanes.

The results of operations from our isomerization business are generally dependent on the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers.

Our isomerization assets provide processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility. On a weighted-average basis, the utilization rates of our isomerization facility were approximately 82.8%, 94.0% and 92.2% during the years ended December 31, 2020, 2019 and 2018, respectively.

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

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of its combined isooctane, isobutylene and MTBE production volumes, which averaged 15 MBPD, 24 MBPD and 25 MBPD during the years ended December 31, 2020, 2019 and 2018, respectively.

We also own and operate a facility located on the Houston Ship Channel that produces up to 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of related product storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our octane enhancement and iBDH facilities.  HPIB is used in the production of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 97.6%, 77.6% and 88.9% for the years ended December 31, 2020, 2019 and 2018, respectively.

The results of operations from our octane enhancement and HPIB facilities are generally dependent on the level of production volumes and the difference, or spread, between the sales prices of the products and the associated feedstock purchase costs and other operating expenses.

Isobutane Dehydrogenation Unit. In December 2019, we completed construction and placed our iBDH unit into service.  The facility, which is located at our Mont Belvieu complex and supported by long-term, fee-based contracts, is capable of processing approximately 25 MBPD of butane into nearly 1 billion pounds per year of isobutylene.  Production from the iBDH plant enables us to optimize our MTBE and high purity isobutylene assets and meet growing market demand for isobutylene.

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

Refined products pipelines.  We own and operate the TE Products Pipeline, which is a 3,247-mile pipeline system comprised of 2,922 miles of regulated interstate pipelines and 325 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service. The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.

The results of operations for this pipeline system are dependent upon the volume of products transported and the level of fees charged to shippers.  The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC. See “Regulatory Matters” within this Part I, Items 1 and 2 discussion for information regarding governmental oversight of our liquids pipelines, including tariffs charged for transportation services.

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

	For the Year Ended December 31,
	2020	2019	2018
Refined products transportation (MBPD)	419	407	456
Petrochemical transportation (MBPD)	156	126	148
NGL transportation (MBPD)	55	63	71

The TE Products Pipeline system includes five non-regulated refined products truck terminals and 19.6 MMBbls of aggregate storage capacity.

Refined products marine terminals.  We own and operate marine terminals located on the Neches River near Beaumont, Texas that handle refined products along with crude oil.  Our Beaumont facilities include five deep-water ship docks, three barge docks and access to approximately 11.1 MMBbls of aggregate refined products storage capacity.

We also handle refined products at EHT on the Houston Ship Channel.  In addition to providing vessel loading and unloading services for refined products, EHT’s refined products operations include 2.3 MMBbls of aggregate storage capacity through the use of 19 above-ground storage tanks.

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

Ethylene export terminal and related operations
In December 2020, our ethylene export terminal located at our Morgan’s Point facility on the Houston Ship Channel entered full service with the commissioning of a refrigerated storage tank capable of handling 66 million pounds of ethylene.  The ethylene export terminal, which had been in limited service since December 2019, features two docks and a nameplate capacity to load 1 million tons of ethylene per year. Ethylene is the primary feedstock for a wide variety of consumer products, including cell phones and computer parts, food packaging, apparel, textiles and personal protective equipment.  We own a 50% member interest in Enterprise Navigator Ethylene Terminal LLC, which owns the export facility.

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by incorporating storage capacity, connections to multiple ethylene pipelines, and high-volume export capabilities.  In support of our ethylene business, our Mont Belvieu storage operations include a high-capacity underground ethylene storage well having a storage capacity of 600 million pounds of ethylene.  The storage well is connected to our Morgan’s Point ethylene export terminal and further to Bayport, Texas by a 27-mile pipeline.

In May 2019, we announced plans to further expand our ethylene pipeline and logistics system by constructing the Baymark ethylene pipeline in South Texas, which is a leading growth area for new ethylene crackers and related facilities.  The Baymark pipeline will originate in Bayport and extend approximately 90 miles to Markham, Texas.  The Baymark pipeline is supported by long-term customer commitments and is expected to begin service in mid-2021.  We own a 70% consolidated interest in the Baymark pipeline through our majority owned subsidiary, Baymark Pipeline LLC.  Customers using the Baymark pipeline will have pipeline access to our high-capacity ethylene storage well in Mont Belvieu and our export terminal at Morgan’s Point.

Marine transportation
Our marine transportation business consists of 65 tow boats and 160 tank barges used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products on key U.S. inland and intracoastal waterway systems.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity. Our marine transportation assets serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida, and the Tennessee-Tombigbee waterway system.  We own and operate shipyard and repair facilities located in Houma and Morgan City, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.

The results of operations from our marine transportation business are generally dependent upon the level of fees charged to transport petroleum products.

Our fleet of marine vessels operated at an average utilization rate of 86.1%, 94.0% and 93.5% during the years ended December 31, 2020, 2019 and 2018, respectively.

Our marine transportation business is subject to regulation, including by the U.S. Department of Transportation (“DOT”), Department of Homeland Security, U.S. Department of Commerce and the U.S. Coast Guard (“USCG”).  For information regarding these regulations, see “Regulatory Matters – Federal Regulation of Marine Operations,” within this Part I, Items 1 and 2 discussion.

In December 2020, we recognized an impairment charge of $256.7 million attributable to our marine transportation business. For information regarding this charge, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

In December 2020, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020” (“PIPES Act”) was signed into law.  The PIPES Act extends the PHMSA’s statutory mandate through 2023.  It continues the legislative mandates that were established in the SAFE PIPES Act and creates new regulatory authorities for PHMSA or state agencies enforcing the federal pipeline safety regulations that include, among other things: (i) requiring regulations prescribing the applicability of pipeline safety requirements to idled natural gas transmission and hazardous liquids pipelines; (ii) updating existing large-scale LNG regulations; (iii) the creation of new leak detection and repair programs that impact certain gathering lines, new and existing transmission pipeline facilities, and new and existing gas distribution pipelines that have the dual purpose of meeting the need for gas pipeline safety and protecting the environment; (iv) necessitating updates to gas pipeline and hazardous liquid pipeline facility written inspection and maintenance plans; and (v) extensive new regulations governing gas distribution systems.

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

In October 2015, PHMSA issued proposed new or revised regulations under the Pipeline Safety Act and the SAFE PIPES Act that may impact our hazardous liquids pipelines.   Several elements of the proposed rules were incorporated into a final rule issued by PHMSA in October 2019, significantly extending and expanding the reach of certain PHMSA integrity management requirements (for example, periodic assessments and expanded use of leak detection systems), regardless of the pipeline’s proximity to an HCA. The final rule also requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual, accident and safety-related conditional reporting requirements to gravity lines and certain gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.  This final rule became effective July 1, 2020.

In March 2016, PHMSA issued proposed new safety regulations for natural gas transmission pipelines that broaden the scope of safety coverage in several ways, including but not limited to: (i) modifying the regulation of gathering lines by eliminating the exemption from reporting requirements for gas gathering line operators and revising the definition for gathering lines; (ii) adding new assessment and revising repair criteria for pipeline segments in HCAs and establishing repair criteria for pipelines that are outside of HCAs; (iii) expanding the scope of the regulations to include pipelines located in areas of Moderate Consequence Areas (“MCAs”); (iv) adding a requirement to test pipelines built before 1970, which are currently exempt from certain pipeline safety requirements; (v) modifying the way that pipeline operators secure and inspect transmission pipeline infrastructure following extreme weather events; (vi) clarifying requirements for conducting risk assessment associated with integrity management activities; (vii) expanding mandatory data collection and integration requirements associated with integrity management activities, including data validation; (viii) requiring new safety features for pipeline “pig” launchers and receivers; and (ix) requiring a systematic approach to verify a pipeline’s maximum allowable operating pressure (“MAOP”) and requiring operators to report MAOP exceedances.  PHMSA has since decided to split its 2016 proposed rule, which has become known as the “gas mega rule,” into three separate rulemakings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019 and became effective on July 1, 2020.  However, due to the COVID-19 pandemic, PHMSA announced a stay of enforcement of initial compliance deadlines to provide operators with additional time to incorporate the new procedures. The rule imposes numerous requirements on such pipelines, including MAOP reconfirmation, the periodic assessment of these pipelines in populated areas not designated as HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management.  The PIPES Act requires PHMSA to issue the remaining rulemakings comprising the gas mega rule by the end of March 2021.

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

The development and/or implementation of more stringent requirements pursuant to regulations implementing all of the requirements of the Pipeline Safety Act, the SAFE PIPES Act, or the PIPES Act, as well as any implementation of the PHMSA rules thereunder or reinterpretation of guidance by PHMSA or any state agencies with respect thereto, may result in us incurring significant and unanticipated expenditures to comply with such standards.  Until any proposed regulations are finalized, the impact on our operations, if any, is not known.

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

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”).  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs.  For the five-year period ending June 30, 2021, we are permitted to adjust the indexed rate ceiling annually by PPI plus 1.23%.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021 at PPI plus 0.78%.  In any year in which the index is negative due to a decline in the PPI, a pipeline must file to lower its rates if they otherwise would be above the indexed rate ceiling.  Otherwise, a pipeline is permitted to increase its rates to the new ceiling.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.

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

In March 2018, the FERC issued a Revised Policy Statement on the Treatment of Income Taxes (the “Revised Policy”). The Revised Policy reversed a 13-year old policy that permitted a pipeline owned by a master limited partnership (“MLP”) to recover an income tax allowance (“ITA”) in its cost-of-service rates, if it could demonstrate that the ultimate owners of the pipeline (i.e., the unitholders of the MLP) have an actual or potential income tax liability. In July 2018, the FERC, in an Order on Rehearing, decided to provide pipeline MLPs the opportunity to argue for inclusion of an ITA in cost-of-service rates on a case-by-case basis, as opposed to having no opportunity to recover an ITA. The D.C. Circuit upheld the Revised Policy and Order on Rehearing to a MLP pipeline on July 31, 2020 following court challenges initiated in September 2018.

The Revised Policy and Order on Rehearing do not impact oil and liquids pipelines with market-based rate authority, or those that charge “settlement rates,” and have no immediate effect on crude oil and liquid pipelines with rates set using the indexing methodology, given that the current index will remain in effect through June 30, 2021.  Following issuance of the Revised Policy, the FERC now requires crude oil and liquids pipelines owned by MLPs to remove the ITA from their cost-of-service reporting in FERC Form No. 6.  In its final rule issued December 17, 2020, the FERC removed any effect of the change in ITA treatment in determining the index for rates that will take effect on July 1, 2021.

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

In July 2018, the FERC issued a final rule to address the impact of the Tax Cuts and Jobs Act on cost-of-service rates for jurisdictional natural gas pipelines.  The final rule primarily impacts interstate pipelines regulated under the NGA.  With respect to intrastate pipelines regulated by the FERC under the NGPA, the rule requires an intrastate pipeline with rates on file with a state regulatory agency to file with the FERC a new rate election for its interstate rates if the state rates are reduced to reflect the reduced income tax rates adopted in the Tax Cuts and Jobs Act.  As of the filing date of this annual report, we have not been required to refile the rates for our intrastate systems as a result of this rule.

We believe that the transportation rates currently charged and the services performed by our natural gas pipelines are all in accordance with the applicable requirements of the NGPA and FERC regulations.  However, we cannot predict the rates we will be allowed to charge in the future for transportation services by our pipelines.

The resale of natural gas in interstate commerce is subject to FERC oversight.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit manipulation of energy markets.  A violation of the FERC’s regulations may subject us to civil penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil and criminal penalties for any violation of the NGPA, or any rules, regulations or orders of the FERC, were approximately $1.3 million per day per violation as of January 2021.  The Federal Trade Commission and the Commodity Futures Trading Commission (“CFTC”) have also issued rules and regulations prohibiting energy market manipulation.  We believe that our natural gas sales activities are in compliance with all applicable regulatory requirements.

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

Climate Change Discussion

There is considerable discussion over climate change and the environmental effects of greenhouse gas emissions and their associated consequences on global climate, oceans and ecosystems. Climate change could have a long-term impact on our operations.  For example, our facilities that are located in low lying areas such as the coastal regions of Louisiana and Texas may be at increased risk due to flooding, rising sea levels, or disruption of operations from more frequent and severe weather events.  Facilities in areas with limited water availability may be impacted if droughts become more frequent or severe.  Changes in climate or weather may hinder exploration and production activities or increase the cost of production of oil and gas resources and consequently affect the volume of hydrocarbon products entering our system.  Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix.

In response to governmental, scientific and public concerns that emissions of certain gases, commonly referred to as greenhouse gases, including gases associated with oil and natural gas production such as carbon dioxide, methane and nitrous oxide among others, contribute to a warming of the earth’s atmosphere and other adverse environmental effects, various governmental authorities have considered or taken actions to reduce emissions of greenhouse gases.  For example, the EPA has taken action under the CAA to regulate greenhouse gas emissions.  In addition, certain states (individually or in regional cooperation), including states in which some of our facilities or operations are located, have taken or proposed measures to reduce emissions of greenhouse gases. Also, the U.S. Congress from time to time has proposed legislative measures for imposing restrictions or requiring fees or carbon taxes for the emission of greenhouse gases.

Actions have also taken place at the international level, with the U.S. being involved.  Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for emissions reduction, use of renewable energy, or use of replacement fuels with lower carbon content are under discussion and have and may continue to result in additional actions involving greenhouse gases.

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

With respect to our TE Products Pipeline, the pipeline’s most significant competitors are third-party pipelines in the areas where it delivers products.  Competition among common carrier pipelines is based primarily on transportation fees, quality of customer service and proximity to end users. Trucks, barges and railroads competitively deliver products into some of the markets served by our TE Products Pipeline and river terminals.  The TE Products Pipeline also faces competition from rail and pipeline movements of NGLs from Canada and waterborne imports into terminals located along the upper East Coast.

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

For a discussion of the general risks involving competition, see “We face competition from third parties in our midstream energy businesses” under Part I, Item 1A of this annual report.

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

•
Residential demand for propane typically peaks during the winter months in connection with heating needs in rural areas. These seasonal trends can affect throughput volumes on our TE Products Pipeline, Dixie Pipeline and Mid-America Pipeline System and associated terminals.

•
Due to increased demand for fuel additives used in the production of motor gasoline, our isomerization and octane enhancement businesses experience higher levels of demand during the summer driving season, which typically occurs in the spring and summer months.  Likewise, shipments of refined products and normal butane experience similar changes in demand due to their use in motor fuels.

•
Extreme temperatures and ice during the winter months can negatively impact our gas processing plants as they may experience freeze offs.  In addition, these conditions can negatively affect our trucking and inland marine operations on the upper Mississippi and Illinois rivers.

Workforce and Related Matters

Like many publicly-traded partnerships, we have no direct employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  The culture of our workforce is one of ownership, integrity, and opportunity. We recognize the hard work and contributions of individuals in our workforce who strive to further our goals.  We promote an environment where our employees feel that working for us is more than just a job, it is a tight-knit community that looks out for one another.  We respect employees’ differences and believe everyone should be treated with fairness and respect. We value diverse ideas and perspectives, and are committed to promoting a safe and inclusive workforce.

As of February 1, 2021, there were approximately 7,130 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  From a diversity perspective, approximately 15% of these personnel were female and approximately 29% of these personnel were minorities.  We believe that the diversity of our workforce compares favorably to the energy and chemical industries as a whole.

The health and safety of those working on our behalf is a top priority. We promote a culture in which all personnel share the same commitment to health and safety, and recognize the importance of mitigating risks.  Acting upon our commitment to safety, we engage all levels of employees and management, our Board, our contractors, and various external entities and organizations.  We strive to achieve a goal of zero incidents and injuries.  We track our safety performance by monitoring our Total Recordable Incident Rate (“TRIR”), which is an OSHA measure that generally reflects the number of recordable incidents per 100 full-time workers during a one-year period.  Our TRIR for 2020 was 0.48, which compares favorably to the average TRIR for the midstream industry over the last six years.  We strive for year-to-year improvement in our safety performance.

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

Summary of Key Risk Factors

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

•
The impacts from the COVID-19 pandemic and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

•	Changes in demand for and prices and production of hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.

•	Our debt level may limit our future financial and operating flexibility.

•	We may not be able to fully execute our growth strategy if we encounter illiquid capital markets or increased competition for investment opportunities.

•	Our construction of new assets is subject to operational, regulatory, environmental, political, legal and economic risks, which may result in delays, increased costs or decreased cash flows.

•	Several of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

•
The inability to continue to access lands owned by third parties and governmental bodies could adversely affect our operations and have a material adverse effect on our financial position, results of operations and cash flows.

•
Our growth strategy may adversely affect our results of operations if we do not successfully integrate and manage the businesses that we acquire or if we substantially increase our indebtedness and contingent liabilities to make acquisitions.

•
A natural disaster, catastrophe, terrorist attack or other event could result in severe personal injury, property damage and environmental damage, which could curtail our operations and have a material adverse effect on our financial position, results of operations and cash flows.

•	A cyber-attack on our information technology (“IT”) systems could affect our business and assets, and have a material adverse effect on our financial position, results of operations and cash flows.

•	Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment.

•	The use of derivative financial instruments could result in material financial losses by us.

•	Our risk management policies cannot eliminate all commodity price risks. In addition, any noncompliance with our risk management policies could result in significant financial losses.

•
Federal, state or local regulatory measures (including those related to climate, environmental, health, safety and pipeline integrity matters) could have a material adverse effect on our financial position, results of operations and cash flows.

•	The rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenues.

•	Our standalone operating cash flow is derived primarily from cash distributions we receive from EPO.

Risks Relating to Our Partnership Structure

•	We may not have sufficient operating cash flows to pay cash distributions at the current level following establishment of cash reserves and payments of fees and expenses.

•
Our general partner and its affiliates have limited fiduciary responsibilities to, and conflicts of interest with respect to, our partnership, which may permit it to favor its own interests to your detriment.

•
Unitholders have limited voting rights and are not entitled to elect our general partner or its directors.  In addition, even if unitholders are dissatisfied, they cannot easily remove our general partner.

•	Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

•	Our general partner has a limited call right that may require common unitholders to sell their common units at an undesirable time or price.

•	Our common unitholders may not have limited liability if a court finds that limited partner actions constitute control of our business.

•	Unitholders may have a liability to repay distributions.

•	Our general partner’s interest in us and the control of our general partner may be transferred to a third party without unitholder consent.

Tax Risks to Common Unitholders

•
Our tax treatment depends on our status as a partnership for federal income tax purposes, which could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

•
A successful IRS contest of the federal income tax positions we take and certain valuation methodologies we adopt in determining a unitholder’s allocation of income, gain, loss and deductions, may adversely impact the market for our common units and the cost of any IRS contest will reduce our cash available for distribution to unitholders.

•
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case we would pay the taxes directly to the IRS and our cash available for distribution to our unitholders might be substantially reduced.

•	Our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

•	Tax gains or losses on the disposition of our common units could be more or less than expected.

•
We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of our common units.

•	Our common unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of an investment in our common units.

Discussion of Key Risk Factors

The following discussion provides additional information regarding each of our key risk factors by category:  Risks Relating to Our Business, Risks Relating to Our Partnership Structure and Tax Risks to Common Unitholders.

Risks Relating to Our Business

The impacts from the COVID-19 pandemic and certain developments in the global oil markets have had, and may continue to have, material adverse consequences for general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and liquidity and those of our customers, suppliers and other counterparties.

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we sell and the level of services that we provide to customers, which in turn has a direct impact on our financial position, results of operations and cash flows. The continued global effects of the COVID-19 pandemic, which began in the first quarter of 2020 and include the consequences of international COVID-19 containment measures (e.g., quarantines, travel restrictions, temporary business closures and similar protective actions), reduced near-term demand for hydrocarbon products by record amounts and created a significant oversupply situation.  Also, in the early stages of the pandemic, disputes between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group)  over crude oil production levels led to unprecedented volatility in global energy markets and a historic collapse in crude oil prices in April 2020. Although the OPEC+ group and other producers subsequently reached agreements to gradually reduce the oversupply of crude oil through production cuts, the downturn in the energy industry caused by lower demand and prices negatively impacted us, the producers we work with and our other customers to varying degrees.

Across the globe, many countries have eased their COVID-19 containment measures and central banks and governments have instituted fiscal measures in an effort to stimulate economic activity.  As a result, hydrocarbon demand has started to recover; however, a continuation of this trend remains dependent on successful containment of the disease, the efficacy and distribution of approved vaccines on COVID-19 and its emerging variants, and proven therapeutics. Any prolonged period of economic slowdown or recession, or a protracted period of depressed demand or prices for crude oil or other products that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The ultimate impact of the pandemic on our financial condition, results of operations and cash flows depends largely on developments outside our control, including the duration of the outbreak, the related impact on overall economic activity, potential long-term impacts on demand for crude oil and other products and the willingness of the OPEC+ group to continue to reduce the oversupply of crude, all of which cannot be predicted with certainty.

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

Crude oil and natural gas prices have been volatile in recent years.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $76.41 per barrel to a low of a negative $37.63 per barrel in the three year period ended December 31, 2020.  For the period January 1, 2021 through January 29, 2021, WTI prices ranged from a high of $53.57 per barrel to a low of $47.62 per barrel.  Natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $4.84 per MMBtu to a low of $1.48 per MMBtu over the three-year period ended December 31, 2020.   Henry Hub natural gas prices ranged from a high of $2.76 per MMBtu to a low of $2.45 per MMBtu from January 1, 2021 through January 29, 2021.

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

For a discussion regarding our current outlook on industry fundamentals for 2021, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Outlook” included under Part II, Item 7 of this annual report.

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

As of December 31, 2020, we had $27.5 billion in principal amount of consolidated senior long-term debt outstanding and $2.65 billion in principal amount of junior subordinated debt outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

•
a substantial portion of our cash flow could be dedicated to the payment of principal and interest on our future debt and may not be available for other purposes, including the payment of distributions on our common units and for capital investments;

•	credit rating agencies may take a negative view of the energy sector or our consolidated debt level;

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

Our ability to access capital markets to raise capital on favorable terms could be affected by our debt level, when such debt matures, and by prevailing market conditions.  Moreover, if the rating agencies were to downgrade the energy sector or our credit ratings, we could experience an increase in our borrowing costs, difficulty assessing capital markets and/or a reduction in the market price of our securities.  Such a development could adversely affect our ability to obtain financing for working capital, capital investments or acquisitions, or to refinance existing indebtedness.  If we are unable to access the capital markets on favorable terms in the future, we might be forced to seek extensions for some of our short-term debt obligations or to refinance some of our debt obligations through bank credit, as opposed to long-term public debt securities or equity securities.  The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements.  Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected levels.

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital investments for 2020 reflected $3.32 billion of cash payments for capital projects and other investments.  Based on information currently available, we expect our total capital investments for 2021, net of contributions from joint venture partners, to approximate $2.1 billion, which includes growth capital projects of $1.6 billion and sustaining capital expenditures of $440 million. Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

IT policies and procedures protect our critical systems. Our cybersecurity approach is strategically layered with people, technology and processes such as disaster recovery, incident response and business continuity. However, the risk of critical systems failing due to an unforeseen major disruption is not eliminated.

Failures of these IT systems, whether due to power failures, a cybersecurity event or other reason, could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Such failures could adversely affect our results of operations, financial position or cash flow, as well as our ability to pay cash distributions in a timely manner.  State and federal cybersecurity legislation could also impose new requirements on us, which could increase our cost of doing business.

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

At December 31, 2020, we had $29.9 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

The Board of Governors of the Federal Reserve System raised benchmark interest rates four times during 2018, and again in early 2019 before lowering rates three times by the end of 2019, and lowered rates twice during 2020.  Should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.

An increase in interest rates may also cause a corresponding decline in demand for equity securities in general, and in particular, for yield-based equity securities such as our common units.  A reduction in demand for our common units may cause their trading price to decline.

Amounts borrowed under our 364-Day and Multi-Year Revolving Credit Agreements may bear interest, at our election, based ona London Interbank Offered Rate (“LIBOR”).  In addition, our junior subordinated notes and interest rate swap agreements may also reflect LIBOR-based terms. In July 2017, the Financial Conduct Authority in the United Kingdom, or U.K., announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material impact on us.

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

In total, our pipeline integrity costs for the years ended December 31, 2020, 2019 and 2018 were $82.7 million, $110.6 million and $122.0 million, respectively.  Of these annual totals, we charged $52.9 million, $56.4 million and $71.8 million to operating costs and expenses during the years ended December 31, 2020, 2019 and 2018, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $119 million for 2021.

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

Climate Change.  Responding to reports regarding climate change matters, the U.S. Congress from time to time has considered legislation to reduce emissions of greenhouse gases or implement carbon taxes.  In addition, certain states, including states in which our facilities or operations are located, have, individually or in regional cooperation, taken or proposed measures to reduce emissions of greenhouse gases.  Various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content are under discussion and have and may continue to result in additional actions involving greenhouse gases.

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

Hydraulic Fracturing.  Substantially all of our producer customers employ hydraulic fracturing techniques (commonly referred to as “fracking”) to stimulate natural gas and crude oil production from unconventional geological formations (including shale formations), which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore.  The U.S. federal government, and some states and localities, have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on such activities.  Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to crude oil and natural gas drilling activities using hydraulic fracturing techniques, including increased litigation.  Additional legislation or regulation could also lead to operational delays and/or increased operating costs in the production of crude oil and natural gas (including natural gas produced from shale plays like the Permian, Eagle Ford, Haynesville, Barnett, Marcellus and Utica Shales) incurred by our customers or could make it more difficult to perform hydraulic fracturing.  If these legislative and regulatory initiatives cause a material decrease in the drilling of new wells and related servicing activities, it may affect the volume of hydrocarbon products available to our midstream businesses and have a material adverse effect on our financial position, results of operations and cash flows.

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

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines.  The FERC’s indexing methodology currently allows a pipeline to increase its rates by a percentage linked to the Bureau of Labor’s PPI for finished goods.   For the five-year period ending June 30, 2021, the index is measured by the year-over-year change in the PPI, plus 1.23%.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021 at PPI plus 0.78%.  In any year in which the index is negative, a pipeline must file to lower its rates if its rates would be above the indexed rate ceiling.  As an alternative to this indexing methodology, we may also choose to support our rates based on a cost-of-service methodology, or by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs.   Adverse decisions by the FERC in approving our regulated rates could adversely affect our financial position, results of operations and cash flows.

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

In September 2012, the U.S. District Court for the District of Columbia vacated and remanded the position limits rules adopted by the CFTC based on a necessity finding.  In December 2013, the CFTC responded by proposing amended rules in an effort to better conform to the Dodd-Frank Act and in December 2016, the CFTC further refined and re-proposed rules on position limits.  At its open meeting on October 15, 2020, the CFTC approved three final rules, including one regarding position limits for derivatives, completing the CFTC’s major rulemakings related to implementation of the Dodd-Frank Act.  The Final Rule on position limits for derivatives was approved by a 3-2 vote, amending regulations of speculative position limits to conform with certain Dodd-Frank amendments to the Commodity Exchange Act. Among other things, the CFTC adopted new and amended federal spot month position limits for derivatives contracts associated with 25 physical commodities and their economically equivalent futures, options and swaps, and amended single-month and all-months-combined federal limits for most of the agricultural contracts currently subject to federal position limits. Under the Final Rule, federal non-spot month position limits were not extended to the sixteen new physical commodities.

Additionally, the CFTC adopted new and amended definitions for use throughout the position limits regulations, including a revised definition of “bona fide hedging transaction or position” that includes an expanded list of enumerated bona fide hedges and a new definition of “economically equivalent swaps.” The CFTC also amended rules governing exchange-set position limit levels and related exchange exemptions; established a new streamlined process for non-enumerated bona fide hedging recognitions for purposes of federal position limits; and amended certain regulatory provisions that would eliminate Form 204 (and the corresponding parts of Form 304), while also enabling the CFTC to leverage and receive cash-market reporting submitted directly to the exchanges by market participants. The Final Rule was published in the Federal Register January 14, 2021 and will become effective March 15, 2021.

While we believe that the majority of our hedging transactions would meet one or more of the enumerated categories for bona fide hedges under the Dodd-Frank Act, the rules could have an adverse impact on our ability to hedge certain risks associated with our business and could potentially affect our profitability.

Over time, the Executive Branch, the U.S. Congress and the CFTC itself may express interest in amending some of the statutory and regulatory provisions impacting financial markets and institutions and in reevaluating some of the existing regulations and regulatory proposals.  In addition, the make-up of the CFTC, and its Chairman, changes periodically, often year-to-year, since the term for one CFTC seat expires each year.  Those personnel changes can also impact the regulatory agenda.  It is not clear what, if any, changes in the law may gain sufficient support to be enacted or what, if any, changes in the existing regulations might move forward and be adopted, or how any such changes would impact our hedging activity.

Our standalone operating cash flow is derived primarily from cash distributions we receive from EPO.

On a standalone basis, the Partnership is a holding company with no business operations and conducts all of its business through its wholly owned subsidiary, EPO.  As a result, we depend upon the earnings and cash flows of EPO and its subsidiaries and unconsolidated affiliates, and the distribution of their cash flows to us in order to meet our obligations and to allow us to make cash distributions to our limited partners.

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

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, capital, and other forms of business taxes, as well as subjecting nonresident partners to taxation through the imposition of withholding obligations and composite, combined, group, block, or similar filing obligations on nonresident partners receiving a distributive share of state “sourced” income. We currently own property or do business in a substantial number of states. Imposition on us of any of these taxes in jurisdictions in which we own assets or conduct business or an increase in the existing tax rates could result in a reduction in the anticipated cash-flow and after-tax return to our unitholders, which would cause a reduction in the value of our common units.

From 2013 through 2017, several publicly traded partnerships merged into their corporate general partner sponsors.  In 2018 and continuing into 2020, the combination of a number of additional factors, including the passage of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 (which lowered the federal corporate tax rate from 35% to 21% and generally provides for the expensing of certain capital investments and acquisitions), the FERC issuing its Revised Policy Statement on the Treatment of Income Taxes in March 2018, and, generally, continued lower demand and related liquidity for midstream energy companies (including those structured as publicly traded partnerships), led to additional publicly traded partnerships to either (i) merge into their corporate general partner sponsors, (ii) merge into their general partner structured as a partnership and then elect for the combined entity to be taxed as a corporation, or (iii) voluntarily elect to be taxed as a corporation.  These conversions have materially reduced the number of publicly traded partnerships and the total market capitalization and the depth of capital available for the publicly traded partnership sector.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation.  From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships or an investment in our common units, including elimination of partnership tax treatment for certain publicly traded partnerships.

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

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Our ability to deduct interest paid or accrued on indebtedness properly allocable to a trade or business (“business interest”) may be limited in certain circumstances. Should our ability to deduct business interest be limited, the amount of taxable income allocated to our unitholders in the taxable year in which the limitation is in effect may increase. However, in certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Prospective unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our common units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investments in our common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) or other retirement plans, and non-U.S. persons raise issues unique to them.  For example, virtually all of our income allocated to unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the proposed aggregation rules for certain similarly situated businesses or activities issued by the Treasury Department, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor regarding the impact of these rules on an investment in our common units.

Non-U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have recently issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations.  Distributions to non-U.S. unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of our common units occurring before January 1, 2022. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS.

None.

ITEM 3.  LEGAL PROCEEDINGS.

We may be named as defendants in legal proceedings in connection with our normal business activities.  Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully indemnify us against losses arising from legal proceedings.  We will vigorously defend our partnership in litigation matters.

For additional information regarding litigation matters, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

On occasion, we are assessed monetary penalties by governmental authorities related to administrative or judicial proceedings involving environmental matters.  In June 2019, we received a Notice of Violation from the U.S. Environmental Protection Agency in connection with regulatory requirements applicable to facilities that we operate in Baton Rouge, Louisiana. The eventual resolution of this matter may result in monetary sanctions in excess of $0.3 million; however, we do not expect such expenditures to be material to our consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the ticker symbol EPD. As of January 31, 2021, there were approximately 2,130 unitholders of record of our common units.  For information regarding our quarterly cash distributions to partners, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Recent Issuances of Unregistered Securities

On September 30, 2020, we issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50.0 million, of which $32.5 million was received in cash with the remaining $17.5 million funded through the exchange of 1,120,588 of our common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15.0 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.

Concurrently, we exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of the new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by the Partnership in consolidation.

Holders of the preferred units are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. We may satisfy our obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in our partnership agreement.

In November 2020, the Partnership made its first quarterly distribution to preferred unitholders, including PIK distributions of an aggregate of 8,067 restricted preferred units consisting of 7,929 preferred units to OTA (which are accounted for as treasury units in consolidation) and 138 preferred units to the privately held EPCO affiliate referenced above.

For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The issuances of the preferred units as PIK distributions during the three months ended December 31, 2020 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the three months ended December 31, 2020.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2020:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
October 2020	–	$–	–	$1,745,312
November 2020	–	$–	–	$1,745,312
December 2020	636,071	$19.66	636,071	$1,732,808
Vesting of phantom unit awards:
November 2020 (2)	20,759	$16.63	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of our common units.  Common units repurchased under this program during 2020 were cancelled immediately upon acquisition.

(2)
Of the 83,609 phantom unit awards that vested in November 2020 and converted to common units, 20,759 units were sold back to us by employees to cover related withholding tax requirements.  These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 6.  SELECTED FINANCIAL DATA.

We voluntarily adopted the amended disclosure requirements under final SEC rules in Release No. 34-90459 applicable to Item 301 of Regulation S-K and Item 6 of Form 10-K on December 31, 2020.  As a result, the five-year summary financial information formerly disclosed under Item 6 of Form 10-K is no longer applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 2020, 2019 and 2018

The following discussion and analysis of our financial condition, results of operations and related information for the years ended December 31, 2020 and 2019, including applicable year-to-year comparisons, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report.  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Discussion and analysis of matters pertaining to the year ended December 31, 2018 and year-to-year comparisons between the years ended December 31, 2019 and 2018 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2019 that was filed on February 28, 2020.

Key References Used in this Management’s Discussion and Analysis

Unless the context requires otherwise, references to “we,” “us” or “our” within this annual report are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

References to the “Partnership” mean Enterprise Products Partners L.P. on a standalone basis.

References to “EPO” mean Enterprise Products Operating LLC, which is an indirect wholly owned subsidiary of the Partnership, and its consolidated subsidiaries, through which the Partnership conducts its business.  We are managed by our general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a privately held Texas limited liability company.

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the “Board”) of Enterprise GP;  (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) W. Randall Fowler, who is also a director and the Co-Chief Executive Officer and Chief Financial Officer of Enterprise GP.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  The outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO; and (iii) Mr. Fowler, who serves as an Executive Vice President and the Chief Financial Officer of EPCO.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as directors of EPCO.

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding and 30.2% of its Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at December 31, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2020 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

Overview of Business

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  Our preferred units are not publicly traded.  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  We are owned by our limited partners (preferred and common unitholders) from an economic perspective.   Enterprise GP, which owns a non-economic general partner interest in us, manages our Partnership.  We conduct substantially all of our business operations through EPO and its consolidated subsidiaries.

Our fully integrated, midstream energy asset network (or “value chain”) links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States (“U.S.”), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations include:

•	natural gas gathering, treating, processing, transportation and storage;

•	NGL transportation, fractionation, storage, and marine terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane);

•	crude oil gathering, transportation, storage, and marine terminals;

•
propylene production facilities (including propane dehydrogenation (“PDH”) facilities), butane isomerization, octane enhancement, isobutane dehydrogenation (“iBDH”) and high purity isobutylene (“HPIB”) production facilities;

•	petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”); and

•	a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.

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

Each of our business segments benefits from the supporting role of our marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for us.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of this annual report.

Current Outlook

As noted previously, this annual report on Form 10-K, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part II, Item 7 and “Risk Factors” in Part I, Item 1A, for additional information.  The following information presents our current views on key midstream energy supply and demand fundamentals. The third-party supply and demand forecasts cited in the following discussion, including our internal forecasts based on such information, remain subject to significant uncertainty because mitigation and reopening efforts related to COVID-19, emerging variants of COVID-19 and the introduction of approved vaccines and proven therapeutics continue to evolve.

All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its February 2021 Short-Term Energy Outlook (“February 2021 STEO”), which was published on February 9, 2021.

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we sell and the level of services that we provide to customers, which in turn has a direct impact on our financial position, results of operations and cash flows.  The continued global effects of the COVID-19 pandemic, which began in the first quarter of 2020 and include the consequences of international COVID-19 containment measures (e.g., quarantines, travel restrictions, temporary business closures and similar protective actions), reduced near-term demand for hydrocarbon products by record amounts and created a significant oversupply situation.  Also, in the early stages of the pandemic, disputes between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group) over crude oil production levels led to unprecedented volatility in global energy markets and a historic collapse in crude oil prices in April 2020.  Although the OPEC+ group and other producers subsequently reached agreements to gradually reduce the oversupply of crude oil through production cuts, the downturn in the energy industry caused by lower demand and prices negatively impacted us, the producers we work with and our other customers to varying degrees.

Supply Side Observations

Ongoing production cuts within the OPEC+ group, along with market-driven cuts in U.S., Brazilian and Canadian supplies, continue to provide much-needed support for international energy markets in coping with the ongoing weakness in hydrocarbon demand attributable to the pandemic.  In April 2020, the OPEC+ group resolved their production dispute by agreeing to reduce their combined crude oil production by 9.7 MMBPD in May and June 2020, 9.6 MMBPD in July 2020, 7.7 MMBPD from August through December 2020, and 5.8 MMBPD from January 2021 to April 2022.  In December 2020, the OPEC+ group revised their post-2020 production curtailments in light of current market dynamics and agreed to reduce their combined crude oil production by 7.2 MMBPD beginning in January 2021. The group will also hold monthly meetings to sign off on production adjustments for the following month, which would be no more than a 0.5 MMBPD increase. In addition, Saudi Arabia, the world’s biggest oil exporter, said it would voluntarily reduce its production by 1.0 MMBPD in February and March in recognition of demand uncertainty related to the pandemic. The duration of market-driven production cuts by non-OPEC countries such as the U.S., Brazil and Canada will depend on supply and demand fundamentals. According to the February 2021 STEO, the EIA estimates that global production of petroleum and related liquids averaged 94.2 MMBPD in 2020, which represents a decline of 6.4 MMBPD when compared to 2019, and expects an average of 97.3 MMBPD in 2021 and 100.8 MMBPD in 2022.

As a result of the current business environment, most crude oil producers in North America have significantly reduced their drilling and completion of new wells compared to prior years.  Baker Hughes reported that the total number of drilling rigs working in the continental U.S. (combined crude oil and natural gas rigs) declined from 805 at December 27, 2019 to 265 at June 26, 2020.  The U.S. drilling rig count stood at 266 on October 2, 2020, but increased to 392 by February 5, 2021 due to strengthening energy fundamentals.  In its February 2021 STEO, the EIA estimates that U.S. crude oil production averaged 11.3 MMBPD in 2020, which is down from an average of 12.3 MMBPD in 2019.  According to the February 2021 STEO, the EIA expects U.S. crude oil production to decline to an average of 10.9 MMBPD in the second quarter of 2021 since near-term drilling and completion activity will not generate enough production to offset declines from existing wells. The EIA expects drilling activity to rise later in 2021, contributing to U.S. crude oil production returning to an average of 11.2 MMBPD in the fourth quarter of 2021 and 11.0 MBPD for 2021. The EIA forecasts U.S. crude oil production to average 11.5 MMBPD in 2022.

In its February 2021 STEO, the EIA estimates that U.S. natural gas production averaged 91.3 Bcf/d in 2020, which is down from an average of 93.1 Bcf/d in 2019.  The EIA forecasts natural gas production to average 90.5 Bcf/d in 2021 and 91.0 Bcf/d in 2022. With the expected increase in U.S. crude oil production in late-2021, the EIA expects associated natural gas production from crude oil-directed wells to increase, especially in the Permian Basin region, and to average 90.5 Bcf/d in the fourth quarter of 2021.

Demand Side Observations

Across the globe, downstream demand for petroleum products such as gasoline and jet fuel has recovered from the lows of the second quarter of 2020, but remains depressed due to the effects of the pandemic and refiners have reduced their utilization rates in response.  Many countries have eased their COVID-19 containment measures and central banks and governments have instituted fiscal measures in an effort to stimulate economic activity. As a result, hydrocarbon demand has started to recover; however, a continuation of this trend remains dependent on successful containment of the disease, the efficacy and distribution of approved vaccines on COVID-19 and its emerging variants, and proven therapeutics. In its February 2021 STEO, the EIA estimates that global demand for petroleum and related liquids averaged 92.3 MMBPD in 2020, and expects an average of 97.7 MMBPD in 2021 and 101.2 MMBPD in 2022.  By contrast, the EIA estimates that global demand for petroleum and related liquids averaged 101.2 MMBPD in 2019 (pre-pandemic).

The decrease in hydrocarbon demand attributable to COVID-19 and the resulting oversupply situation caused a significant decrease in crude oil prices.  Prior to the pandemic, crude oil prices for West Texas Intermediate (“WTI”) at Cushing, Oklahoma (as reported by the NYMEX) closed at $61.06 per barrel on December 31, 2019. By March 31, 2020, WTI prices closed at $20.48 per barrel and, notwithstanding the announced OPEC+ production cuts, closed at a record low of a negative $37.63 per barrel on April 20, 2020.  As demand began to recover starting in the second quarter of 2020, WTI prices rebounded from the April lows and closed at $39.27 per barrel on June 30, 2020.  At September 30, 2020, WTI prices closed at $40.22 per barrel.  At December 31, 2020, WTI prices closed at $48.52 per barrel as supply and demand fundamentals strengthened.  Prices continue to increase as we begin 2021, averaging $52.10 per barrel in January 2021.

In its February 2021 STEO, the EIA estimates that U.S. consumption of natural gas averaged 83.3 Bcf/d in 2020, which reflects a 2.2% decrease from the 2019 average of 85.2 Bcf/d.  The EIA expects U.S. consumption of natural gas to decrease to an average of 81.7 Bcf/d in 2021 and 81.0 Bcf/d in 2022 due to rising natural gas prices, which are expected to negatively impact demand from the electric power sector.  Natural gas prices, as measured by the NYMEX at Henry Hub and reported in the February 2021 STEO, averaged $2.03 per MMBtu in 2020 compared to an average of $2.57 per MMBtu in 2019. The EIA forecasts Henry Hub spot prices to increase to an average $2.95 per MMBtu in 2021 due to rising space heating demand and liquefied natural gas exports amid the overall decrease in U.S. natural gas production expected for 2021.  The EIA expects Henry Hub spot prices to average $3.27 per MMBtu in 2022.

Enterprise Outlook

We believe that crude oil prices will continue to increase.  Our view considers the record retrenchment in drilling and completion activities worldwide, including by U.S. producers in 2020, along with steep decline curves in shale basins that result in lower near-term production through mid-2021, and the expected continuing recovery of global hydrocarbon demand following the pandemic.  However, in the interim, we believe the midstream industry will be challenged in its supply-side businesses and that challenges and opportunities will be different for each producing basin.

Although the current industry and business outlooks remain challenging, we believe that our integrated, diversified and fee-based business model, will enable us to successfully traverse this difficult period. The Partnership and its consolidated operations remain in a strong position, with our financial strength and operational flexibility demonstrated by the following:

•
At December 31, 2020, we had $6.06 billion of consolidated liquidity, which was comprised of $5.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $1.06 billion of unrestricted cash on hand.  Our liquidity is supported by investment grade credit ratings on EPO’s long-term senior unsecured debt of BBB+, Baa1 and BBB+ from Standard and Poors, Moody’s and Fitch, respectively.

•
EPO successfully issued $4.25 billion in principal amount of senior notes in 2020.  Based on current conditions, we believe that we will have sufficient liquidity and/or access to debt capital markets to fund the remaining principal amount of senior notes maturing through 2021.

•
In light of the current downturn in the domestic energy industry, we reevaluated our planned capital investments.  Based on information currently available, we expect our total capital investments for 2021, net of contributions from joint venture partners, to approximate $2.1 billion, which reflects growth capital investments of $1.6 billion and sustaining capital expenditures of $440 million.  In addition, we currently expect our growth capital investments in 2022 and 2023 for sanctioned projects to approximate $800 million and $400 million, respectively. These amounts do not include capital investments associated with our proposed deepwater offshore crude oil terminal (the Sea Port Oil Terminal or “SPOT”), which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT as early as the third quarter of 2021; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

•
We continue to optimize our assets to provide incremental services to customers and to respond to market opportunities. As prices for certain NGLs, crude oil and refined products fell in 2020 due to collapsing demand for refined products as a result of the pandemic, our storage services provided valuable flexibility for our customers. In addition, our earnings from marketing activities in 2020 benefited from using uncontracted storage capacity to capture contango opportunities in NGLs, crude oil and refined products.

•
Across all of our assets, we have contracted with a large number of quality customers in order to achieve customer diversification. In 2020, our top 200 largest customers represented 95.3% of consolidated revenues.  Based on their respective year-end 2020 debt ratings, 81.4% of our top 200 customers were either investment grade rated or backed by letters of credit.  Additionally, only 8.1% of our top 200 customer revenues were attributable to sub-investment grade or non-rated upstream producers.

In light of current events, we are closely monitoring the recoverability of our long-lived assets for potential impairment. We recognized a combined $890.6 million of non-cash asset impairment charges during the year ended December 31, 2020.  If the adverse economic impacts of the pandemic persist for longer periods than currently expected, these developments could result in our recognition of additional non-cash impairment charges in the future.

Significant Recent Developments

Enterprise and Magellan to Develop Joint Houston Crude Oil Futures Contract

In January 2021, we and Magellan Midstream Partners, L.P (“Magellan”) announced that our affiliates had entered into an agreement to jointly develop a futures contract for the physical delivery of crude oil in the Houston, Texas area in response to market interest for a Houston-based index with greater scale, flow assurance and price transparency. The quality specifications will be consistent with WTI crude oil originating from the Permian Basin with delivery capabilities at either our ECHO terminal in Houston or Magellan’s East Houston terminal.

Ethylene Export Terminal Enters Full Service

In December 2020, our ethylene export terminal located at our Morgan’s Point facility on the Houston Ship Channel entered full service with the commissioning of a refrigerated storage tank capable of handling 66 million pounds of ethylene.  The ethylene export terminal, which had been in limited service since December 2019, features two docks and a nameplate capacity to load 1 million tons of ethylene per year. Ethylene is the primary feedstock for a wide variety of consumer products, including cell phones and computer parts, food packaging, apparel, textiles and personal protective equipment.  We own a 50% member interest in Enterprise Navigator Ethylene Terminal LLC, which owns the export facility.

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by incorporating storage capacity, connections to multiple ethylene pipelines, and high-volume export capabilities.  In support of our ethylene business, our Mont Belvieu storage operations include a high-capacity underground ethylene storage well having a storage capacity of 600 million pounds of ethylene.  The storage well is connected to our Morgan’s Point ethylene export terminal and further to Bayport, Texas by a 27-mile pipeline.

Enterprise Joins The Alliance To End Plastic Waste

In December 2020, we became the first midstream company member of The Alliance to End Plastic Waste (the “Alliance”), which represents an international community of chief executive officers from across the plastic industry that are committed to addressing the global plastic waste challenge. Formed in 2019, the Alliance partners with a diverse and growing network of organizations, technical leaders, engineers and scientists, all dedicated to the goal of ending plastic waste.  To achieve this goal, the Alliance focuses on four strategic areas – infrastructure, innovation, education and clean up – to unlock innovative solutions that will bring the world closer to the Alliance’s ambition of diverting millions of tons of plastic waste in more than 100 at-risk cities across the globe by 2025.

Expansion of Midland-to-ECHO System Enters Service

In July 2019, we announced a third expansion of our Midland-to-ECHO System comprised of a 36-inch pipeline extending from Midland, Texas to our Enterprise Crude Houston (“ECHO”) terminal, and further from ECHO to a third-party terminal in Webster, Texas (collectively, the “Midland-to-Webster pipeline”).  We proportionately consolidate a 29% undivided interest in the Midland-to-Webster pipeline, which we refer to as the “Midland-to-ECHO 3” pipeline.  In October 2020, we announced that the Midland-to-ECHO segment was placed into service.   The ECHO-to-Webster segment was mechanically complete in December 2020.  Once all facilities are placed into full commercial service, our maximum transportation capacity on the pipeline is expected to approximate 450 MBPD.

Amendments to Crude Oil Transportation Agreements; Cancellation of Midland-to-ECHO 4 Pipeline

In September 2020, we announced the amendment of certain crude oil transportation agreements and the related cancellation of the Midland-to-ECHO 4 pipeline. In general, the amendments provide for the reduction of near-term pipeline volume commitments in exchange for extending the term of the related transportation agreements and using existing pipeline infrastructure. Cancellation of the Midland-to-ECHO 4 pipeline reduced our growth capital investments by an aggregate $800 million over the years 2020 through 2022.  As a result of the cancellation, we recorded an impairment charge of $42.2 million.

Execution of Long-Term PGP Sales Agreement in Support of PDH 2 Facility

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2019 by quarter:
1st Quarter	$3.15	$0.30	$0.67	$0.82	$0.85	$1.16	$0.38	$0.24	$0.31
2nd Quarter	$2.64	$0.21	$0.55	$0.63	$0.65	$1.21	$0.37	$0.24	$0.25
3rd Quarter	$2.23	$0.17	$0.44	$0.51	$0.66	$1.06	$0.38	$0.23	$0.21
4th Quarter	$2.50	$0.19	$0.50	$0.68	$0.82	$1.20	$0.35	$0.21	$0.25
2019 Averages	$2.63	$0.22	$0.54	$0.66	$0.75	$1.16	$0.37	$0.23	$0.26

2020 by quarter:
1st Quarter	$1.95	$0.14	$0.37	$0.57	$0.63	$0.93	$0.31	$0.18	$0.19
2nd Quarter	$1.71	$0.19	$0.41	$0.43	$0.44	$0.41	$0.26	$0.11	$0.17
3rd Quarter	$1.98	$0.22	$0.50	$0.58	$0.60	$0.80	$0.35	$0.17	$0.25
4th Quarter	$2.67	$0.21	$0.57	$0.76	$0.68	$0.92	$0.41	$0.24	$0.22
2020 Averages	$2.08	$0.19	$0.46	$0.59	$0.59	$0.77	$0.33	$0.18	$0.21

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of McGraw Hill Financial, Inc.
(2)	NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service.
(3)
Polymer grade propylene prices represent average contract pricing for such product as reported by IHS Chemical, a division of IHS Inc. (“IHS Chemical”).  Refinery grade propylene (“RGP”) prices represent weighted-average spot prices for such product as reported by IHS Chemical.

(4)
The “Indicative Gas Processing Gross Spread” represents our generic estimate of the gross economic benefit from extracting NGLs from natural gas production based on certain pricing assumptions.  Specifically, it is the amount by which the assumed economic value of a composite gallon of NGLs at Mont Belvieu, Texas exceeds the value of the equivalent amount of energy in natural gas at Henry Hub, Louisiana. Our estimate of the indicative spread does not consider the operating costs incurred by a natural gas processing facility to extract the NGLs nor the transportation and fractionation costs to deliver the NGLs to market.   In addition, the actual gas processing spread earned at each plant is determined by regional pricing and extraction dynamics.

The weighted-average indicative market price for NGLs was $0.38 per gallon in 2020 versus $0.47 per gallon for 2019.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2019 by quarter:
1st Quarter	$54.90	$53.70	$61.19	$62.35
2nd Quarter	$59.81	$57.62	$66.47	$67.07
3rd Quarter	$56.45	$56.12	$59.75	$60.64
4th Quarter	$56.96	$57.80	$60.04	$60.76
2019 Averages	$57.03	$56.31	$61.86	$62.71

2020 by quarter:
1st Quarter	$46.17	$45.51	$47.81	$48.15
2nd Quarter	$27.85	$28.22	$29.68	$30.12
3rd Quarter	$40.93	$41.05	$41.77	$42.47
4th Quarter	$42.66	$43.07	$43.63	$44.08
2020 Averages	$39.40	$39.46	$40.72	$41.21

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices. Energy commodity prices in 2020 fluctuated significantly due to the adverse economic effects of the COVID-19 pandemic and, with respect to crude oil prices in early 2020, the production dispute between Saudi Arabia and Russia.  See “Current Outlook” within this Part II, Item 7 for information regarding these recent events.

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

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
Revenues	$27,199.7	$32,789.2
Costs and expenses:
Operating costs and expenses:
Cost of sales	16,723.2	22,065.8
Other operating costs and expenses	2,800.2	3,020.7
Depreciation, amortization and accretion expenses	1,961.5	1,848.3
Net gains attributable to asset sales	(4.4)	(5.7)
Asset impairment and related charges	890.6	132.7
Total operating costs and expenses	22,371.1	27,061.8
General and administrative costs	219.6	211.7
Total costs and expenses	22,590.7	27,273.5
Equity in income of unconsolidated affiliates	426.1	563.0
Operating income	5,035.1	6,078.7
Interest expense	(1,287.4)	(1,243.0)
Change in fair value of Liquidity Option	(2.3)	(119.6)
Other, net	16.0	16.6
Benefit from (provision for) income taxes	124.3	(45.6)
Net income	3,885.7	4,687.1
Net income attributable to noncontrolling interests	(110.1)	(95.8)
Net income attributable to preferred units	(0.9)	–
Net income attributable to common unitholders	$3,774.7	$4,591.3

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
NGL Pipelines & Services:
Sales of NGLs and related products	$8,970.7	$10,934.3
Midstream services	2,206.5	2,536.4
Total	11,177.2	13,470.7
Crude Oil Pipelines & Services:
Sales of crude oil	5,410.8	9,007.8
Midstream services	1,278.2	1,279.5
Total	6,689.0	10,287.3
Natural Gas Pipelines & Services:
Sales of natural gas	1,530.5	2,075.4
Midstream services	1,022.6	1,094.0
Total	2,553.1	3,169.4
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	5,942.6	4,985.2
Midstream services	837.8	876.6
Total	6,780.4	5,861.8
Total consolidated revenues	$27,199.7	$32,789.2

Total revenues for 2020 decreased $5.59 billion when compared to 2019 primarily due to a net $5.15 billion decrease in marketing revenues.  Revenues from the marketing of crude oil and natural gas decreased $4.14 billion year-to-year primarily due to lower average sales prices, which accounted for a $3.27 billion decrease, and lower sales volumes, which accounted for an additional $867.8 million decrease.  Revenues from the marketing of NGLs decreased a net $1.96 billion year-to-year primarily due to lower average sales prices, which accounted for a $3.16 billion decrease, partially offset by the effects of higher sales volumes, which resulted in a $1.2 billion increase.  Revenues from the marketing of petrochemicals and refined products increased a net $957.4 million year-to-year primarily due to higher sales volumes, which accounted for a $2.05 billion increase, partially offset by lower average sales prices, which resulted in a $1.1 billion decrease.

Revenues from midstream services for 2020 decreased $441.4 million when compared to 2019.  Revenues from our natural gas processing facilities decreased $229.9 million year-to-year primarily due to lower market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our Midland-to-ECHO 2 pipeline, which commenced limited service in February 2019 and full service in April 2019 and Midland-to-ECHO 3 pipeline, which commenced service in October 2020, increased a combined $49.6 million year-to-year.  Revenues from our other pipeline assets decreased $179.8 million year-to-year primarily due to lower demand for crude oil, natural gas and refined products transportation services.  Lastly, revenues from our Mont Belvieu-area NGL fractionators decreased $82.0 million year-to-year primarily due to lower fractionation fees.

For additional information regarding our revenues, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Operating costs and expenses

Total operating costs and expenses for 2020 decreased $4.69 billion when compared to 2019 primarily due to lower cost of sales.  The cost of sales associated with our marketing of crude oil and natural gas decreased a combined $3.83 billion year-to-year primarily due to lower average purchase prices, which accounted for a $3.19 billion decrease, and lower sales volumes, which accounted for an additional $634.4 million decrease.  The cost of sales associated with our marketing of NGLs decreased a net $2.25 billion year-to-year primarily due to lower average purchase prices, which accounted for a $3.22 billion decrease, partially offset by higher sales volumes, which accounted for a $970.7 million increase. The cost of sales associated with our marketing of petrochemicals and refined products increased a net $736.9 million year-to-year primarily due to higher sales volumes, which accounted for a $1.81 billion increase, partially offset by lower average purchase prices, which accounted for a $1.07 billion decrease.

Other operating costs and expenses for 2020 decreased $220.5 million year-to-year primarily due to lower maintenance, chemicals and power-related expenses, which accounted for a $282.2 million decrease, partially offset by higher ad valorem taxes and employee compensation costs, which accounted for a $50.2 million increase.  Depreciation, amortization and accretion expense increased $113.2 million year-to-year primarily due to assets placed into full or limited service since the first quarter of 2019 (e.g., the iBDH plant, Mentone and Orla gas processing facilities, Fracs X and XI and the Enterprise Navigator ethylene terminal).

Non-cash asset impairment charges increased $757.9 million year-to-year primarily due to the recognition in 2020 of the full impairment of goodwill associated with our Natural Gas Pipelines & Services business segment, which accounted for $296.3 million of expense, the partial impairment of our marine transportation business, which accounted for $256.7 million of expense, and the partial impairment of natural gas gathering and processing assets in South Texas, which accounted for an additional $125.7 million of expense.  For information regarding these charges, see Notes 2, 4 and 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

General and administrative costs

General and administrative costs for 2020 increased $7.9 million when compared to 2019 primarily due to higher professional services and employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for 2020 decreased $136.9 million when compared to 2019 primarily due to decreased earnings from our investments in crude oil pipelines.

Operating income

Operating income for the year ended December 31, 2020 decreased $1.04 billion when compared to the year ended December 31, 2019 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
Interest charged on debt principal outstanding	$1,330.6	$1,251.6
Impact of interest rate hedging program, including related amortization (1)	39.3	107.4
Interest costs capitalized in connection with construction projects (2)	(115.0)	(143.8)
Other (3)	32.5	27.8
Total	$1,287.4	$1,243.0

(1)
Amount presented for the year ended December 31, 2019 reflects an unrealized, mark-to-market loss of $94.9 million recognized in September 2019 in connection with the exercise of swaptions.  Due to declining interest rates, the counterparties to the swaptions exercised their right to put us into ten forward-starting swaps in September 2019 having an aggregate notional value of $1.0 billion. Since the swaptions were not designated as hedging instruments and were subject to mark-to-market accounting, we incurred an unrealized, mark-to-market loss at inception of the forward-starting swaps that is reflected as an increase in interest expense in 2019. The ten forward-starting swaps resulting from the swaption exercise were designated as hedging instruments and qualified for cash flow hedge accounting.

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, increased a net $79.0 million year-to-year primarily due to increased debt principal amounts outstanding during 2020, which accounted for a $109.2  million increase, partially offset by the effect of lower overall interest rates during 2020, which accounted for a $30.2  million decrease.  Our weighted-average debt principal balance for 2020 was $29.91 billion compared to $27.41 billion for 2019.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital investments.  For information regarding our debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Change in fair value of Liquidity Option

On February 25, 2020, we received notice from Marquard & Bahls AG (“M&B”) of M&B’s election to exercise its rights (the “Liquidity Option”) under the Liquidity Option Agreement among the Partnership, OTA Holdings, Inc., a Delaware corporation previously named Oiltanking Holding Americas, Inc. (“OTA”), and M&B dated October 1, 2014 (the “Liquidity Option Agreement”).  The Partnership settled its obligations under the Liquidity Option Agreement on March 5, 2020.

For the period in which the Liquidity Option was outstanding, we recognized non-cash expense in connection with accretion and changes in management estimates that affected the valuation of the Liquidity Option liability. Expense amounts attributable to changes in the fair value of the Liquidity Option were $2.3 million and $119.6 million during the years ended December 31, 2020 and 2019, respectively.  The expense recognized for 2020 primarily reflects accretion expense for the period in which the Liquidity Option liability was outstanding before it was settled on March 5, 2020.  The higher level of expense recognized in 2019 was primarily due to a decrease in the discount factor used in determining the present value of the liability.

For additional information regarding the exercise, see “Issuance of Common Units due to Settlement of Liquidity Option in March 2020” within the Liquidity and Capital Resources section of this Part II, Item 7.  In addition, please refer to Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
Deferred tax benefit attributable to OTA	$155.3
Texas Margin Tax	(32.1)	$(44.2)
Other	1.1	(1.4)
Benefit from (provision for) income taxes	$124.3	$(45.6)

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

At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Statement of Consolidated Operations for the year ended December 31, 2020.  OTA recognized an additional net, non-cash deferred income tax benefit of $83.1 million primarily due to a decrease in the outside basis difference of its investment in the Partnership attributable to a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through September 30, 2020.  In total, our earnings for 2020 reflect $155.3 million of deferred income tax benefit attributable to OTA.

On September 30, 2020, OTA exchanged the Partnership common units it owned for non-publicly traded preferred units having a stated value of $1,000 per unit.  As a result and beginning September 30, 2020, OTA’s deferred tax liability no longer fluctuates due to market price changes in our common units.  For information regarding the issuance of preferred units on September 30, 2020, including the OTA-related exchange, see “Liquidity and Capital Resources” within this Part II, Item 7.

For information regarding our income taxes, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
Gross operating margin by segment:
NGL Pipelines & Services	$4,182.4	$4,069.8
Crude Oil Pipelines & Services	1,997.3	2,087.8
Natural Gas Pipelines & Services	926.6	1,062.6
Petrochemical & Refined Products Services	1,081.8	1,069.6
Total segment gross operating margin (1)	8,188.1	8,289.8
Net adjustment for shipper make-up rights	(85.7)	(24.1)
Total gross operating margin (non-GAAP)	$8,102.4	$8,265.7

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part II, Item 7.  The following table presents a reconciliation of operating income to total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
Operating income	$5,035.1	$6,078.7
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	1,961.5	1,848.3
Asset impairment and related charges in operating costs and expenses	890.6	132.7
Net gains attributable to asset sales in operating costs and expenses	(4.4)	(5.7)
General and administrative costs	219.6	211.7
Total gross operating margin (non-GAAP)	$8,102.4	$8,265.7

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

As a result of the COVID-19 pandemic and lower energy commodity prices, we experienced a reduction in volumes on a number of our assets (e.g., our crude oil pipelines and export docks and natural gas gathering systems) during the year ended December 31, 2020 due to reduced upstream drilling and production activity and lower downstream refinery activity and demand for transportation fuels. Furthermore, we may continue to experience throughput declines in the future on our gathering systems, long-haul liquids and natural gas pipelines and at our terminal and other facilities until the pandemic ends and economic activity is fully restored.  For a general discussion of the impact of the pandemic on our partnership and industry, see “Current Outlook” within this Part II, Item 7.

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2020	2019
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$997.5	$1,159.7
NGL pipelines, storage and terminals	2,524.1	2,402.2
NGL fractionation	660.8	507.9
Total	$4,182.4	$4,069.8

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,589	3,615
NGL marine terminal volumes (MBPD)	722	626
NGL fractionation volumes (MBPD)	1,359	1,017
Equity NGL production volumes (MBPD) (1)	151	144
Fee-based natural gas processing volumes (MMcf/d) (2, 3)	4,285	4,738

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the year ended December 31, 2020 decreased $162.2 million when compared to the year ended December 31, 2019.

Gross operating margin from our natural gas processing facilities located in the Rocky Mountains (Meeker, Pioneer and Chaco plants) decreased a combined $94.2 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes at these plants decreased 319 MMcf/d year-to-year.

Gross operating margin from our South Texas natural gas processing facilities decreased $90.2 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $51.2 million decrease, lower average processing fees, which accounted for a $23.9 million decrease, and lower processing volumes, which accounted for an additional $12.8 million decrease.  On a combined basis, fee-based natural gas processing volumes at these plants decreased 156 MMcf/d and equity NGL production volumes increased 5 MBPD year-to-year.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased a net $32.4 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $33.4 million decrease, and lower processing volumes, which accounted for an additional $17.9 million decrease, partially offset by lower operating costs, which accounted for a $10.7 million increase, and higher average processing fees, which accounted for an additional $9.5 million increase.  Net to our interest, fee-based natural gas processing and equity NGL production volumes at these plants decreased a combined 389 MMcf/d and 8 MBPD, respectively, year-to-year.

Gross operating margin from our Permian Basin natural gas processing facilities decreased a net $18.9 million year-to-year primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $42.5 million decrease, and lower average processing fees, which accounted for an additional $25.2 million decrease, partially offset by higher processing volumes, which accounted for a $54.8 million increase.  On a combined basis, fee-based natural gas processing and equity NGL production volumes at our Permian Basin plants increased 363 MMcf/d and 8 MBPD, respectively, year-to-year, primarily due to additional processing capacity at our Orla facility that was placed into service in July 2019 and the start-up of our Mentone facility in December 2019.

Gross operating margin from our NGL marketing activities increased a net $71.5 million year-to-year primarily due to higher sales volumes, which accounted for a $248.9 million increase, partially offset by lower average sales margins (including the impact of hedging activities), which accounted for a $177.7 million decrease. The year-to-year increase in gross operating margin can be attributed to results from marketing strategies that seek to optimize our storage assets, which accounted for a $123.7 million increase, partially offset by lower earnings from strategies that seek to optimize our export, plant and transportation assets, which accounted for a combined $98.2 million decrease.  In addition, gross operating margin from our NGL marketing activities attributable to non-cash, mark-to-market earnings increased $46.0 million year-to-year.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets for the year ended December 31, 2020 increased $121.9 million when compared to the year ended December 31, 2019.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, Shin Oak NGL Pipeline, Texas Express Pipeline and Front Range Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines increased a net $65.8 million year-to-year primarily due to higher average transportation fees, which accounted for a $64.9 million increase, and lower operating costs, which accounted for an additional $36.4 million increase, partially offset by lower transportation volumes of 101 MBPD (net to our interest), which accounted for a $25.9 million decrease.

Gross operating margin from LPG-related activities at EHT increased $62.7 million year-to-year primarily due to higher export volumes of 105 MBPD.  The increase in export volumes is attributable to an LPG expansion project at EHT that was completed in the third quarter of 2019.  Gross operating margin from our Houston Ship Channel Pipeline System increased $21.5 million year-to-year primarily due to an 86 MBPD increase in transportation volumes.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $8.6 million year-to-year primarily due to lower operating costs.  Export volumes from our Morgan’s Point Ethane Export Terminal decreased 9 MBPD year-to-year.

Gross operating margin from our Aegis Pipeline increased a net $27.3 million year-to-year primarily due to a 107 MBPD increase in transportation volumes associated with contract commitments, which accounted for a $43.0 million increase, partially offset by higher operating costs, which accounted for a $9.5 million decrease.

Gross operating margin from our South Louisiana NGL Pipeline System and related storage facilities decreased a combined $22.6 million year-to-year primarily due to lower transportation volumes of 60 MBPD, which accounted for an $11.9 million decrease, and lower terminal revenues, which accounted for an additional $6.0 million decrease.  Gross operating margin from our Lou-Tex NGL Pipeline decreased $8.4 million year-to-year primarily due to lower transportation volumes of 24 MBPD.

Gross operating margin from our Mont Belvieu storage facility decreased a net $16.6 million year-to-year primarily due to lower handling and throughput fee revenues, which accounted for a $45.6 million decrease, partially offset by higher storage fees, which accounted for a $32.1 million increase.

Gross operating margin from our South Texas NGL Pipeline System decreased $11.9 million year-to-year primarily due to lower pipeline capacity fee revenues earned from an affiliate pipeline.  Transportation volumes on our South Texas NGL Pipeline System increased 15 MBPD year-to-year.

NGL fractionation
Gross operating margin from NGL fractionation during the year ended December 31, 2020 increased $152.9 million when compared to the year ended December 31 2019. Gross operating margin from our Mont Belvieu-area NGL fractionators increased $123.9 million primarily due to higher fractionation volumes, which increased 353 MBPD year-to-year (net to our interest) primarily due to the start-up of Frac X and Frac XI in March 2020 and September 2020, respectively.  Gross operating margin from our Hobbs NGL fractionator increased $20.2 million year-to-year primarily due to major maintenance activities completed in the first quarter of 2019.  NGL fractionation volumes at our Hobbs NGL fractionator increased 12 MBPD year-to-year.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2020	2019
Segment gross operating margin:
Midland-to-ECHO System:
Midland-to-ECHO System and related business activities, excluding associated non-cash mark-to-market results	$359.5	$463.0
Midland-to-ECHO 1 non-cash mark-to-market gains (losses)	(0.3)	88.4
Total Midland-to-ECHO System	359.2	551.4
Other crude oil pipelines, terminals and related marketing results	1,638.1	1,536.4
Total	$1,997.3	$2,087.8

Selected volumetric data: (1)
Crude oil pipeline transportation volumes (MBPD)	2,166	2,304
Crude oil marine terminal volumes (MBPD)	724	964

(1)
In general, segment volumes for the year ended December 31, 2020 were adversely impacted by the reduction in upstream crude oil production activities caused by the COVID-19 pandemic and crude oil price shock.

Gross operating margin from our Crude Oil Pipelines & Services segment for the year ended December 31, 2020 decreased $90.5 million when compared to the year ended December 31, 2019.

Gross operating margin from our Midland-to-ECHO System and related business activities decreased $192.2 million year-to-year primarily due to lower average sales margins from marketing activities (including the impact of hedging activities) of $217.2 million.  Gross operating margin from our Midland-to-ECHO 3 pipeline, which commenced operations in October 2020, was $30.0 million with transportation volumes of 214 MBPD.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $50.0 million year-to-year primarily due to lower transportation volumes, which accounted for a $32.4 million decrease, and lower transportation and other fees, which accounted for an additional $23.5 million decrease.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline decreased $24.2 million year-to-year primarily due to lower transportation volumes.  On an aggregate basis, transportation volumes on these two pipeline systems decreased a combined 68 MBPD year-to-year (net to our interest).

Gross operating margin from our equity investment in the Seaway Pipeline decreased $53.2 million year-to-year primarily due to lower average transportation fees, which accounted for a $36.7 million decrease, and lower transportation volumes, which accounted for an additional $18.9 million decrease.  Net to our interest, transportation and marine terminal volumes for the Seaway Pipeline decreased 164 MBPD and 32 MBPD, respectively, year-to-year.

Gross operating margin from our ECHO terminal decreased $25.9 million year-to-year primarily due to lower terminaling and storage revenue, which accounted for a $16.6 million decrease, and a benefit recognized during the second quarter of 2019 in connection with a settlement, which accounted for an additional $13.9 million decrease.

Gross operating margin from our other crude oil marketing activities increased $225.8 million year-to-year primarily due to higher average sales margins (including the impact of hedging activities). The year-to-year increase in gross operating margin from these activities is primarily due to results from marketing strategies that seek to optimize our storage assets.

Gross operating margin from crude oil activities at EHT increased $15.3 million year-to-year primarily due to higher storage revenues.  Crude oil terminal volumes at EHT decreased by 164 MBPD year-to-year.  Lastly, gross operating margin from our EFS Midstream system increased $13.4 million year-to-year primarily due to higher average transportation fees.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2020	2019
Segment gross operating margin	$926.6	$1,062.6

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	13,421	14,198

Gross operating margin from our Natural Gas Pipelines & Services segment for the year ended December 31, 2020 decreased $136.0 million when compared to the year ended December 31, 2019.

Gross operating margin from our Acadian Gas System decreased $45.4 million year-to-year primarily due to lower capacity reservation revenues on the Haynesville Extension pipeline, which accounted for a $32.5 million decrease, and lower net benefits from settlements, which accounted for an additional $15.4 million decrease.  Transportation volumes on our Acadian Gas System decreased 144 BBtus/d year-to-year.  Gross operating margin from our Texas Intrastate System decreased $36.8 million year-to-year primarily due to lower capacity reservation revenues.  Transportation volumes on our Texas Intrastate System decreased 171 BBtus/d year-to-year.  Gross operating margin from our Haynesville Gathering System decreased $19.9 million year-to-year primarily due to lower gathering volumes of 211 BBtus/d, which accounted for a $14.4 million decrease, and lower average gathering fees, which accounted for an additional $4.9 million decrease.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains decreased a net $17.2 million year-to-year primarily due to lower volumes of 492 BBtus/d, which accounted for a $44.9 million decrease, partially offset by higher average fees, which accounted for a $22.5 million increase.

Gross operating margin from our natural gas marketing activities decreased $51.1 million year-to-year primarily due to lower average sales margins (including the impact of hedging activities), which accounted for a $37.0 million decrease, and lower sales volumes, which accounted for an additional $14.1 million decrease.

Gross operating margin from our Permian Basin Gathering System increased $34.3 million year-to-year primarily due to a 456 BBtus/d increase in natural gas gathering volumes.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2020	2019
Segment gross operating margin:
Propylene production and related activities	$471.0	$445.1
Butane isomerization and related operations	67.6	79.9
Octane enhancement and related plant operations	161.7	166.0
Refined products pipelines and related activities	318.6	330.8
Ethylene exports and other services	62.9	47.8
Total	$1,081.8	$1,069.6

Selected volumetric data:
Propylene production volumes (MBPD)	89	97
Butane isomerization volumes (MBPD)	96	109
Standalone DIB processing volumes (MBPD)	127	99
Octane enhancement and related plant sales volumes (MBPD) (1)	35	32
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	802	739
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	262	325

(1)	Reflects aggregate sales volumes for our octane additive and iBDH facilities located at our Mont Belvieu complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the year ended December 31, 2020 increased $25.9 million when compared to the year ended December 31, 2019.

Gross operating margin from our propylene production facilities increased a combined $14.1 million year-to-year primarily due to lower operating costs, which accounted for an $18.9 million increase, and higher exchange and storage fee revenues, which accounted for an additional $15.6 million increase, partially offset by lower propylene and associated by-product sales volumes, which accounted for a $23.6 million decrease.  Propylene production volumes at these facilities decreased a combined 6 MBPD year-to-year (net to our interest).  As refiners reduced their utilization rates in response to lower demand for refined products caused by the COVID-19 pandemic, there was a decrease in the availability of refinery grade propylene feedstock used by our facilities to create polymer grade propylene.  As a result, our propylene production volumes were reduced, with the largest impacts occurring in the second quarter of 2020.

Gross operating margin from our propylene export terminals increased $10.2 million year-to-year primarily due to higher average terminal fees.  Propylene export volumes decreased 3 MBPD year-to-year.

Isomerization and related operations
Gross operating margin from isomerization and related operations decreased a net $12.3 million year-to-year primarily due to lower average by-product sales prices, which accounted for a $21.9 million decrease, and lower isomerization volumes of 13 MBPD, which accounted for an additional $9.5 million decrease, partially offset by lower operating costs, which accounted for a $19.7 million increase.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations decreased a net $4.3 million year-to-year primarily due to lower average sales margins, which accounted for a $23.4 million decrease, and higher operating costs, which accounted for an additional $13.5 million decrease, partially offset by higher sales volumes, which accounted for a $27.6 million increase.  The increase in operating expenses is primarily due to our iBDH plant, which is integrated with our legacy octane enhancement and high purity isobutylene assets and was placed into service in December 2019.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the year ended December 31, 2020 decreased $12.2 million when compared to the year ended December 31, 2019.

Gross operating margin from our TE Products Pipeline System and associated terminals decreased a combined $37.3 million year-to-year primarily due to lower interstate refined products transportation volumes, which accounted for a $12.5 million decrease, and lower NGL transportation volumes, which accounted for a $12.0 million decrease, higher operating costs, which accounted for a $3.8 million decrease, and lower average intrastate refined products transportation fees, which accounted for an additional $2.7 million decrease.  Overall transportation volumes on our TE Products Pipeline System increased a net 34 MBPD year-to-year.

Gross operating margin from our refined products terminal in Beaumont, Texas decreased a net $7.1 million year-to-year primarily due to lower storage revenues, which accounted for a $14.5 million decrease, partially offset by lower operating costs, which accounted for a $9.4 million increase.  Marine terminal volumes at Beaumont decreased 53 MBPD year-to-year.

Gross operating margin from our refined products marketing activities increased $27.4 million year-to-year primarily due to higher sales volumes.

Ethylene exports and other services
Gross operating margin from ethylene exports and other services for the year ended December 31, 2020 increased $15.1 million when compared to the year ended December 31, 2019.  Gross operating margin from our ethylene export terminal and its related operations was a combined $25.6 million for 2020.  Our ethylene export terminal and associated infrastructure were placed into limited service in December 2019 and full service in December 2020.  Loading volumes at our ethylene export terminal for 2020 were 10 MBPD (net to our interest).

Gross operating margin from marine transportation services decreased $12.4 million year-to-year primarily due to lower average fleet utilization rates in 2020.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At December 31, 2020, we had $6.06 billion of consolidated liquidity, which was comprised of $5.0 billion of available borrowing capacity under EPO’s revolving credit facilities and $1.06 billion of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for Fourth Quarter of 2020

On January 7, 2021, we announced that the Board declared a quarterly cash distribution of $0.45 per common unit, or $1.80 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2020.  The quarterly distribution was paid on February 11, 2021 to unitholders of record as of the close of business on January 29, 2021.  The total amount paid was $988.8 million, which includes $7.1 million for distribution equivalent rights on phantom unit awards.

In light of current economic conditions, management will evaluate any future increases in cash distributions on a quarterly basis.  The payment of any quarterly cash distribution is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.

Consolidated Debt

At December 31, 2020, the average maturity of EPO’s consolidated debt obligations was approximately 20.4 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2020 for the years indicated (dollars in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Principal amount of senior and junior debt obligations	$30,146.4	$1,325.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$24,171.4

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

In August 2020, EPO issued $1.0 billion principal amount of 3.20% fixed-rate senior notes due February 2052 (“Senior Notes DDD”) and $250.0 million principal amount of reopened 2.80% fixed-rate Senior Notes AAA.  We received aggregate net proceeds of $1.25 billion from the sale of the notes after deducting underwriting discounts and other estimated offering expenses payable by us.  Net proceeds from the issuance of these senior notes were used for general company purposes, including for growth capital investments, and to repay a portion of the $750.0 million in principal amount of Senior Notes TT that matured in February 2021.

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

In February 2021, EPO notified its trustee and paying agent to redeem all of the $575.0 million outstanding principal amount of its Senior Notes RR effective as of March 15, 2021 (one month prior to their scheduled maturity in April 2021).  These notes are redeemable at EPO’s election at par (i.e., at a redemption price equal to the outstanding principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon).  On a short term basis, the redemption of EPO’s Senior Notes RR is expected to be made using proceeds from the issuance of short term notes under EPO’s commercial paper program.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of March 1, 2021, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides us with an additional method to return capital to investors. The 2019 Buyback Program authorizes the Partnership to repurchase its common units from time to time, including through open market purchases and negotiated transactions.  The timing and pace of buy backs under the program will be determined by a number of factors including (i) our financial performance and flexibility, (ii) organic growth and acquisition opportunities with higher potential returns on investment, (iii) the market price of the Partnership’s common units and implied cash flow yield and (iv) maintaining targeted financial leverage, which is currently a debt-to-normalized adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) ratio in the range of 3.25 to 3.75 times. No time limit has been set for completion of the 2019 Buyback Program, and it may be suspended or discontinued at any time.

We repurchased an aggregate 8,978,317 common units under the 2019 Buyback Program through open market and private purchases during the year ended December 31, 2020.  The total purchase price of these repurchases was $186.3 million including commissions and fees. Units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  As of December 31, 2020, the remaining available capacity under the 2019 Buyback Program was $1.73 billion.

In addition to the 2019 Buyback Program, privately held affiliates of EPCO acquired 1,459,000 of our common units on the open market during the year ended December 31, 2020.  In the aggregate, 10,437,317 common units were purchased on the open market during the year ended December 31, 2020 under the 2019 Buyback Program and by privately held affiliates of EPCO.

Issuance of Common Units due to Settlement of Liquidity Option in March 2020

On March 5, 2020, we settled our obligations under the Liquidity Option Agreement by issuing 54,807,352 new common units to Skyline North Americas, Inc. in exchange for the capital stock of OTA.  Upon settlement of the Liquidity Option, we indirectly acquired the 54,807,352 Partnership common units owned by OTA (which were issued by us to OTA in October 2014) and assumed all future income tax obligations of OTA, including its deferred tax liability.  For additional information regarding settlement of the Liquidity Option, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

September 2020 Issuance of Series A Cumulative Convertible Preferred Units

On September 30, 2020, we issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50.0 million, of which $32.5 million was received in cash with the remaining $17.5 million funded through the exchange of 1,120,588 of our common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15.0 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.  Offering expenses were approximately $1.0 million.

Concurrently, we exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of our new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by us in consolidation.  The historical cost of the treasury units did not change as a result of the exchange and remains at the $1.3 billion recognized in March 2020 in connection with settlement of the Liquidity Option.

For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the years indicated (dollars in millions).

	For the Year Ended December 31,
	2020	2019
Net cash flows provided by operating activities	$5,891.5	$6,520.5
Cash used in investing activities	3,120.7	4,575.5
Cash used in financing activities	2,022.7	1,945.1

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the year ended December 31, 2020 decreased $629.0 million when compared to the year ended December 31, 2019 primarily due to:

•
a $310.1 million year-to-year decrease primarily due to higher levels of working capital employed in our marketing activities, which accounted for a $1.4 billion decrease, partially offset by the timing of cash receipts and payments related to operations;

•
a $177.5 million year-to-year decrease resulting from lower partnership earnings in 2020 when compared to 2019 (determined by adjusting our $801.4 million year-to-year decrease in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows); and

•
a $141.4 million year-to-year decrease in cash distributions attributable to earnings from unconsolidated affiliates, with those unconsolidated affiliates owning crude oil pipelines and terminals accounting for substantially all of the decrease.

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part II, Item 7.

Investing activities
Cash used in investing activities for the year ended December 31, 2020 decreased $1.45 billion when compared to the year ended December 31, 2019 primarily due to:

•	a $1.24 billion year-to-year decrease in investments for property, plant and equipment (see “Capital Investments” within this Part II, Item 7 for additional information);

•
a $124.2 million year-to-year increase in cash distributions attributable to the return of capital from unconsolidated affiliates, with those unconsolidated affiliates owning crude oil pipelines and terminals accounting for a majority of the increase; and

•	a $96.0 million year-to-year decrease in investments in unconsolidated affiliates primarily due to lower cash outlays for NGL and crude oil pipeline projects.

Financing activities
Cash used in financing activities for the year ended December 31, 2020 increased a net $77.6 million when compared to the year ended December 31, 2019 primarily due to:

•
a $601.9 million year-to-year decrease in cash contributions from noncontrolling interests. In July 2019, an affiliate of Apache Corporation acquired a noncontrolling 33% equity interest in our consolidated subsidiary that owns the Shin Oak NGL Pipeline for $440.7 million.  In addition, cash contributions from noncontrolling interests in connection with our Pascagoula natural gas processing plant and ethylene export facility decreased a combined $105.5 million year-to-year;

•	a $105.2 million year-to-year increase in cash used to acquire common units under our 2019 Buyback Program;

•
an $82.2 million year-to-year decrease in net cash proceeds from the issuance of common units under our distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  In July 2019, the Partnership announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP; and

•	a $51.2 million year-to-year increase in cash distributions paid to common unitholders attributable to increases in the quarterly cash distribution rate per unit; partially offset by

•
a net $757.4 million year-to-year increase in net cash inflows from debt.  In 2020, we issued $4.25 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.5 billion principal amount of senior notes.  In 2019, we issued $2.5 billion aggregate principal amount of senior notes, partially offset by the repayment or repurchase of $1.52 billion principal amount of senior and junior subordinated notes.  In addition, net repayments of short term notes under EPO’s commercial paper program were $481.8 million in 2020 compared to net issuances of $481.8 million in 2019; and

•	a $31.5 million increase in net cash proceeds from the issuance of preferred units in September 2020.

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

The following table summarizes our calculation of DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020		2019
Net income attributable to common unitholders (GAAP) (1)	$3,774.7		$4,591.3
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	2,071.9		1,949.3
Cash distributions received from unconsolidated affiliates (2)	614.1		631.3
Equity in income of unconsolidated affiliates	(426.1)		(563.0)
Asset impairment and related charges	890.6		132.8
Change in fair market value of derivative instruments	(79.3)		27.2
Change in fair value of Liquidity Option	2.3		119.6
Deferred income tax expense (benefit)	(147.6)		20.0
Sustaining capital expenditures (3)	(293.6)		(325.2)
Other, net	20.2		20.0
Operational DCF (4)	$6,427.2		$6,603.3
Proceeds from asset sales	12.8		20.6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(33.3)		–
DCF (non-GAAP)	$6,406.7		$6,623.9

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$3,926.9		$3,887.0

Cash distribution per common unit declared by Enterprise GP with respect to period (5)	$1.7850		$1.7650

Total DCF retained by the Partnership with respect to period (6)	$2,479.8		$2,736.9

Distribution coverage ratio (7)	1.63	x	1.70	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part II, Item 7.
(2)	Reflects distributions received from unconsolidated affiliates attributable to earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
(5)
See Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our quarterly cash distributions declared with respect to the years indicated.

(6)
At the sole discretion of Enterprise GP, cash retained by the partnership with respect to each of these periods was primarily reinvested in growth capital projects.  This retainage of cash substantially reduced our reliance on the equity capital markets to fund such expenditures.

(7)	Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the years indicated (dollars in millions):
	For the Year Ended December 31,
	2020	2019
Net cash flows provided by operating activities (GAAP)	$5,891.5	$6,520.5
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	767.5	457.4
Sustaining capital expenditures	(293.6)	(325.2)
Distributions received from unconsolidated affiliates attributable to the return of capital	187.5	63.3
Proceeds from asset sales	12.8	20.6
Net income attributable to noncontrolling interest	(110.1)	(95.8)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	(33.3)	–
Other, net	(15.6)	(16.9)
DCF (non-GAAP)	$6,406.7	$6,623.9

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

FCF fluctuates based on our earnings, the level of investing activities we undertake each period, and the timing of operating cash receipts and payments.  The following table summarizes our calculation of FCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2020	2019
Net cash flows provided by operating activities (GAAP)	$5,891.5	$6,520.5
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(3,120.7)	(4,575.5)
Cash contributions from noncontrolling interests	30.9	632.8
Cash distributions paid to noncontrolling interests	(131.3)	(106.2)
FCF (non-GAAP)	$2,670.4	$2,471.6
The elements used in calculating FCF are sourced directly from our statements of consolidated cash flows presented under Part II, Item 8 of this annual report.  For a discussion of significant year-to-year changes in our cash flow statement amounts, see “Cash Flow Statement Highlights” within this Part II, Item 7.

Capital Investments

The following table summarizes our capital investments for the years indicated (dollars in millions):

	For the Years Ended December 31,
	2020	2019
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$2,985.8	$4,208.1
Sustaining capital projects (3)	302.1	323.6
Total	$3,287.9	$4,531.7

Investments in unconsolidated affiliates	$15.6	$111.6

(1)
Growth and sustaining capital amounts presented in the table above are presented on a cash basis. In total, these amounts represent “Capital expenditures” as presented on our Statements of Consolidated Cash Flows.

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

We placed a number of growth capital projects into commercial service during 2020 including:

•	Frac X and Frac XI in March 2020 and September 2020, respectively;
•	expansion projects on the Texas Express Pipeline and Front Range Pipeline in April 2020;
•	the Midland-to-ECHO segment of the Midland-to-Webster pipeline in October 2020; and
•	refrigerated storage at our ethylene export terminal in December 2020.

We currently have $3.6 billion of growth capital projects scheduled to be completed by the end of 2023, which includes completion of a natural gasoline hydrotreater facility at our Mont Belvieu-area complex in the fourth quarter of 2021, the Gillis Lateral natural gas pipeline and related infrastructure in the fourth quarter of 2021, and our PDH 2 facility in the second quarter of 2023.

Capital investing activity throughout the domestic energy industry has been significantly reduced in response to the supply and demand disruptions caused by the COVID-19 pandemic. In light of these adverse macroeconomic conditions, we discussed with our customers and reevaluated our planned capital investments in order to modify the capacity, timing and need for certain capital projects and to maximize available liquidity. Based on information currently available, we expect our total capital investments for 2021, net of contributions from joint venture partners, to approximate $2.1 billion, which reflects growth capital investments of $1.6 billion and sustaining capital expenditures of $440 million.  In addition, we currently expect our growth capital investments in 2022 and 2023 for sanctioned projects to approximate $800 million and $400 million, respectively. These amounts do not include capital investments associated with SPOT, our proposed deepwater offshore crude oil terminal, which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT as early as the third quarter of 2021; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

Our forecast of capital investments for 2021 through 2023 is based on announced strategic operating and growth plans (through the filing date of this quarterly report), which are dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices.  Furthermore, our forecast of capital investments may change due to decisions made by management at a later date, which may include unforeseen acquisition opportunities.  Our success in raising capital, including partnering with other companies to share project costs and risks, continues to be a significant factor in determining how much capital we can invest.  We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we expect to make the forecast capital investments noted above, we may adjust the timing and amounts of projected expenditures in response to changes in capital market conditions.

Comparison of Year Ended December 31, 2020 with Year Ended December 31, 2019

In total, investments in growth capital projects decreased $1.2 billion year-to-year primarily due to the following:

•
completion of projects at our Mont Belvieu complex, which accounted for a $759.7 million decrease and included placing into service our iBDH facility (December 2019), Frac X (March 2020) and Frac XI (September 2020);

•
lower investments in natural gas processing facilities and related infrastructure that support Permian Basin production, which accounted for a $372.4 million decrease. We completed the final phase of our Orla plant in July 2019 and placed our Mentone plant into service in December 2019;

•	completion of the Shin Oak NGL Pipeline (in stages through the fourth quarter of 2019), which accounted for a $353.2 million decrease; and

•	lower investments in projects attributable to our ethylene business, which accounted for a $175.3 million decrease; partially offset by,

•	higher investments in our PDH 2 facility, which accounted for a $335.7 million increase;

•
higher investments in crude oil pipelines, including those expanding our Midland-to-ECHO System, and related infrastructure that support Permian Basin production, which accounted for a combined $82.2 million increase; and

•	higher investments in natural gas pipelines and related infrastructure in support of East Texas and Louisiana production, which accounted for a $47.9 million increase.

Investments in unconsolidated affiliates decreased $96.0 million year-to-year primarily due to lower spending on NGL pipeline expansion projects, which accounted for a $49.4 million decrease, and lower spending on our joint venture dock infrastructure at Corpus Christi and other crude oil-related projects, which accounted for an additional $44.2 million decrease.

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

At December 31, 2020 and 2019, the net carrying value of our property, plant and equipment was $41.91 billion and $41.6 billion, respectively.  We recorded $1.68 billion and $1.56 billion of depreciation expense during the years ended December 31, 2020 and 2019, respectively.  For information regarding our property, plant and equipment, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Measuring Recoverability of Long-Lived Assets and Fair Value of Equity Method Investments

Long-lived assets, which consist of intangible assets with finite useful lives and property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable through future cash flows.  Examples of such events or changes might be production declines that are not replaced by new discoveries or long-term decreases in the demand for or price of natural gas, NGLs, crude oil, petrochemicals or refined products.

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

In 2020 and 2019, we recognized non-cash asset impairment charges attributable to assets other than goodwill totaling $594.3 million and $132.8 million, respectively, which are a component of operating costs and expenses. For information regarding impairment charges involving property, plant and equipment and investments in unconsolidated affiliates, see Notes 4 and 5, respectively, of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

At December 31, 2020 and 2019, the carrying value of our customer relationship and contract-based intangible asset portfolio was $3.31 billion and $3.45 billion, respectively.  We recorded $143.2 million and $174.7 million of amortization expense attributable to intangible assets during the years ended December 31, 2020 and 2019, respectively.  For information regarding our intangible assets, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Our goodwill balance was $5.45 billion and $5.75 billion at December 31, 2020 and 2019, respectively.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

We determine the fair value of each reporting unit using accepted valuation techniques, primarily through the use of discounted cash flows (i.e., an income approach to fair value) supplemented by market-based assessments, if available.  The estimated fair values of our reporting units incorporate assumptions regarding the future economic prospects of the assets and operations that comprise each reporting unit including: (i) discrete financial forecasts for the assets comprising the reporting unit, which, in turn, rely on management’s estimates of long-term operating margins, throughput volumes, capital investments and similar factors; (ii) long-term growth rates for the reporting unit’s cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  The fair value estimates are based on Level 3 inputs of the fair value hierarchy.  We believe that the assumptions we use in estimating reporting unit fair values are consistent with those that market participants would use in their fair value estimation process.  However, due to uncertainties in the estimation process and volatility in the supply and demand for hydrocarbons and similar risk factors, actual results could differ significantly from our estimates.

In December 2020, management determined that the carrying value of our natural gas pipelines and services reporting unit exceeded its estimated fair value. This reporting unit, which reflects the operations of our Natural Gas Pipelines & Services business segment, includes our natural gas gathering and transmission pipelines, storage facilities and related marketing activities.  The long-term outlook for natural gas production in certain supply basins such as the Rocky Mountains and East Texas is expected to remain lower for longer due to reduced drilling activity. In addition, the decline in pipeline revenues attributable to lower regional natural gas price spreads is expected to adversely impact the future cash flows of our transmission pipelines. These factors, coupled with an increase in the estimated rate of return required for such businesses by market participants, resulted in the fair value of this reporting unit being less than its carrying value at December 31, 2020.  The resulting goodwill impairment charge of $296.3 million represents the entire amount of goodwill attributable to this reporting unit.

We did not record any goodwill impairment charges during the year ended December 31, 2019.  Based on our most recent goodwill impairment test at December 31, 2020, the estimated fair value of each of our reporting units, with the exception of our natural gas pipelines and services reporting unit, was at least 10% in excess of its carrying value.

For information regarding our goodwill, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At December 31, 2020, the total amount of Guaranteed Debt was $30.59 billion, which was comprised of $27.5 billion of EPO’s senior notes, $2.63 billion of EPO’s junior subordinated notes and $455.6 million of related accrued interest.

The Partnership’s guarantees of EPO’s senior note obligations, commercial paper notes and borrowings under bank credit facilities represent unsecured and unsubordinated obligations of the Partnership that rank equal in right of payment to all other existing or future unsecured and unsubordinated indebtedness of the Partnership. In addition, these guarantees effectively rank junior in right of payment to any existing or future indebtedness of the Partnership that is secured and unsubordinated, to the extent of the assets securing such indebtedness.

The Partnership’s guarantees of EPO’s junior subordinated notes represent unsecured and subordinated obligations of the Partnership that rank equal in right of payment to all other existing or future subordinated indebtedness of the Partnership and senior in right of payment to all existing or future equity securities of the Partnership. The Partnership’s guarantees of EPO’s junior subordinated notes effectively rank junior in right of payment to (i) any existing or future indebtedness of the Partnership that is secured, to the extent of the assets securing such indebtedness and (ii) all other existing or future unsecured and unsubordinated indebtedness of the Partnership.

The Partnership may be released from its guarantee obligations only in connection with EPO’s exercise of its legal or covenant defeasance options as described in the underlying agreements.

Selected Financial Information of Obligor Group
The following tables present summarized financial information of the Partnership (as Parent Guarantor) and EPO (as Subsidiary Issuer) on a combined basis (collectively, the “Obligor Group”), after the elimination of intercompany balances and transactions among the Obligor Group.

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $45.98 billion at December 31, 2020.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the year ended December 31, 2020 was $3.54 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the consolidated financial statements of the Partnership presented under Item 8 of this annual report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at December 31, 2020 (dollars in millions):

Selected asset information:
Current receivables from Non-Obligor Subsidiaries	$775.4
Other current assets	5,805.7
Long-term receivables from Non-Obligor Subsidiaries	187.3
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $45.98 billion	8,198.5

Selected liability information:
Current portion of Guaranteed Debt, including interest of $455.6 million	$1,780.6
Current payables to Non-Obligor Subsidiaries	1,129.0
Other current liabilities	3,858.6
Noncurrent portion of Guaranteed Debt, principal only	28,806.8
Noncurrent payables to Non-Obligor Subsidiaries	27.0
Other noncurrent liabilities	42.9

Mezzanine equity of Obligor Group:
Preferred units	$49.3

The following table presents summarized income statement information for the combined Obligor Group for the year ended December 31, 2020 (dollars in millions):

Revenues from Non-Obligor Subsidiaries	$2,602.4
Revenues from other sources	15,361.4
Operating income of Obligor Group	1,069.7
Net loss of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $3.54 billion	(157.0)

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2020 (dollars in millions):

		Payment or Settlement due by Period
		In less than	In 1-3	In 4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Scheduled maturities of debt obligations (1)	$30,146.4	$1,325.0	$2,650.0	$2,000.0	$24,171.4
Estimated cash payments for interest (2)	28,834.6	1,294.0	2,442.2	2,284.2	22,814.2
Operating lease obligations (3)	460.5	33.7	69.3	58.7	298.8
Purchase obligations:
Product purchase commitments (4)	14,800.7	2,266.6	4,230.6	3,501.4	4,802.1
Service payment commitments (4,5)	278.8	62.0	102.0	29.0	85.8
Other long-term liabilities (6)	365.8	–	85.8	50.8	229.2
Total contractual payment obligations	$74,886.8	$4,981.3	$9,579.9	$7,924.1	$52,401.5

(1)
Represents scheduled future maturities of our current and long-term debt principal obligations.  For information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

(2)
Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2020, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.65 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2020, as applicable, for each note through the respective maturity date.

(3)
Primarily represents (i) land held pursuant to property leases, (ii) the lease of underground storage caverns for natural gas and NGLs, (iii) the lease of transportation equipment used in our operations and (iv) office space leased from affiliates of EPCO.

(4)
Represents enforceable and legally binding agreements to purchase goods or services as of December 31, 2020.  The estimated payment obligations are based on contractual prices in effect at December 31, 2020 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

(5)	Primarily represents our unconditional payment obligations under firm pipeline transportation contracts.
(6)	Primarily represents the noncurrent portion of asset retirement obligations and deferred revenues.

We are obligated to spend up to an aggregate $270 million over a ten-year period ending in 2025 on specified midstream gathering assets for certain producers utilizing our EFS Midstream System.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System. As of December 31, 2020, we have spent $151 million of the $270 million commitment. Due to the uncertain timing of the remaining potential capital expenditures, we have excluded this amount from the preceding table.

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

Related Party Transactions

For information regarding our related party transactions, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report as well as Part III, Item 13 of this annual report.

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

The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2020 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	6.0	n/a	Cash flow hedge
Forecasted sales of NGLs (million barrels (“MMBbls”)) (3)	0.6	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	4.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	142.8	1.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	172.1	4.5	Cash flow hedge
NGLs inventory management activities (MMBbls)	1.9	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	41.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	51.1	3.3	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.8	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	32.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	44.5	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.4	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	0.5	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	10.3	0.4	Mark-to-market
NGL risk management activities (MMBbls) (3)	26.5	7.9	Mark-to-market
Refined products risk management activities (MMBbls) (3)	6.9	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	32.5	2.6	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2022, December 2021 and October 2023, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

At December 31, 2020, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	December 31, 2020	January 29, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$1.1	$3.7	$3.3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(4.3)	2.6	2.6
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	6.6	4.9	4.1

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	December 31, 2020	January 29, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$43.7	$(388.2)	$(286.9)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(19.0)	(521.0)	(359.6)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	106.4	(255.4)	(214.1)

The increase in fair value of our NGL and refined products marketing, natural gas processing and octane enhancement hedging portfolio from December 31, 2020 to January 29, 2021 is primarily due to the settlement of NGL and refined products positions in January 2021, partially offset by an increase in the underlying commodity prices of unsettled refined product positions.

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	December 31, 2020	January 29, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(9.6)	$(184.3)	$(225.3)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(50.6)	(266.5)	(315.0)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	31.5	(102.1)	(135.7)

The decrease in fair value of our crude oil hedging portfolio from December 31, 2020 to January 29, 2021 is primarily due to an increase in the underlying crude oil prices of unsettled positions.

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

Sensitivity Analysis

At December 31, 2020, our interest rate hedging portfolio consisted of forward-starting swaps. Forward-starting swaps hedge the risk of an increase in underlying benchmark interest rates during the period of time between the inception date of the swap agreement and the future date of a debt issuance. Under the terms of the forward-starting swaps, we pay to the counterparties (at the expected settlement dates of the instruments) amounts based on a fixed interest rate applied to a notional amount and receive from the counterparties an amount equal to a variable interest rate (based on LIBOR or an equivalent index rate) on the same notional amount.

With respect to the tabular data below, the portfolio’s estimated economic value at a given date is based on a number of factors, including the number and types of derivatives outstanding at that date, the notional value of the swaps and associated interest rates.  The following table summarizes our portfolio of forward-starting swaps at December 31, 2020 (dollars in millions):

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

The following table shows the effect of hypothetical price movements (a sensitivity analysis) on the estimated economic value of our forward-starting swap portfolio at the dates indicated (dollars in millions):

		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2019	December 31, 2020	January 29, 2021
Fair value assuming no change in underlying interest rates	Asset (Liability)	$(13.5)	$(107.7)	$(48.3)
Fair value assuming 10% increase in underlying interest rates	Asset (Liability)	38.2	(69.4)	(6.8)
Fair value assuming 10% decrease in underlying interest rates	Asset (Liability)	(68.3)	(147.6)	(91.8)

The increase in fair value of our interest rate hedging portfolio from December 31, 2020 to January 29, 2021 was primarily due to an increase in market interest rates relative to the fixed rates specified in the swap agreements.

LIBOR phase-out
The variable rates referenced in interest rate swap agreements often reference the London Interbank Offered Rate (“LIBOR”).  In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material impact on us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements begin on page F-1 of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our management carried out an evaluation, with the participation of (i) A. James Teague, Co-Chief Executive Officer of Enterprise GP and (ii) W. Randall Fowler, Co-Chief Executive Officer and Chief Financial Officer of Enterprise GP, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Mr. Teague and Mr. Fowler are our co-principal executive officers and Mr. Fowler is also our principal financial officer.  Based on this evaluation, as of the end of the period covered by this annual report, Messrs. Teague and Fowler concluded:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The containment measures enacted by local, state and national governmental authorities in response to COVID-19 have had minimal impact on our internal controls over financial reporting to date.  As a result of prior emergency planning efforts, we have effective processes in place to ensure the continuity of our operations, including our accounting, risk control and information technology functions.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague and Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2020

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2020, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

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

Deloitte & Touche LLP has issued its attestation report regarding our internal control over financial reporting.  See “Report of Independent Registered Public Accounting Firm” included within this Part II, Item 9A.

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on March 1, 2021.

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
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2020.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2021

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

Larry J. Casey and Edwin C. Smith serve as advisory directors for Enterprise GP, and O.S. Andras serves as an honorary director.  Dr. Ralph S. Cunningham also served as an advisory director until his passing in November 2020.  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the ASA with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our limited partners do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, the officers and directors of Enterprise GP.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of Enterprise GP during 2020 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

Notwithstanding any contractual limitation on its obligations or duties, Enterprise GP is liable for all debts we incur (to the extent not paid by us), except to the extent that such indebtedness or other obligations are non-recourse to Enterprise GP.  Whenever possible, Enterprise GP intends to make any such indebtedness or other obligations non-recourse to itself.

Under our partnership agreement and subject to specified limitations, we will indemnify to the fullest extent permitted by Delaware law, from and against all losses, claims, damages or similar events, any person who is or was serving as a director, officer, employee, agent, fiduciary or trustee of the Partnership, Enterprise GP or any of their respective affiliates.

Office of the Chairman

The Office of the Chairman is a management oversight group comprised of four individuals: Ms. Duncan Williams (as Chairman of the Board), Mr. Bachmann (as Vice Chairman of the Board), Mr. Teague (as Co-Chief Executive Officer (“Co-CEO”)) and Mr. Fowler (as Co-CEO and Chief Financial Officer (“CFO”)).  The purpose of the Office of the Chairman is for the group to serve collectively as a liaison between the Board and senior management with respect to, and to provide the Chairman, Vice-Chairman, Co-CEOs, and CFO a venue to discuss, certain matters including:

•	our strategic direction (including business opportunities through organic growth and acquisitions);

•	the vision, leadership and development of our management team;

•	our business goals and operational performance; and

•	strategies to preserve our financial strength.

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

In his role as Co-CEO and CFO, Mr. Fowler is our co-principal executive officer and our principal financial officer and is responsible for, among other things: (i) managing our overall business and financial strategy; (ii) a principal focus are of overseeing and providing strategic direction for us, subject to Board approval, in the areas of accounting, risk management, finance, treasury and cash management, information technology, investor relations, and public relations and (iii) providing the required certifications as both (a) a co-principal executive officer of Enterprise GP (together with Mr. Teague) and (b) the principal financial officer of Enterprise GP in connection with our disclosure controls and procedures and internal control over financial reporting.

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at March 1, 2021.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,2,6)	59	Director and Chairman of the Board
Richard H. Bachmann (1,6)	68	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	75	Director and Co-CEO
W. Randall Fowler (1,6,7,8)	64	Director, Co-CEO and CFO
Carin M. Barth (2,6)	58	Director
Murray E. Brasseux (4)	72	Director
James T. Hackett (2,3,6)	67	Director
William C. Montgomery (4,5)	59	Director
John R. Rutherford (4)	60	Director
Richard S. Snell (4,6)	78	Director
Harry P. Weitzel (6,8)	56	Director and Executive Vice President, General Counsel and Secretary
Graham W. Bacon (8)	57	Executive Vice President and Chief Operating Officer
R. Daniel Boss (8)	45	Executive Vice President – Accounting, Risk Control and Information Technology
Christian M. Nelly (8)	45	Executive Vice President – Finance and Sustainability and Treasurer
Brent B. Secrest (8)	48	Executive Vice President and Chief Commercial Officer
Michael W. Hanson (8)	53	Vice President and Principal Accounting Officer

(1)	Member of Office of the Chairman
(2)	Member of the Governance Committee
(3)	Chairman of the Governance Committee
(4)	Member of the Audit and Conflicts Committee
(5)	Chairman of the Audit and Conflicts Committee
(6)	Member of the Capital Projects Committee
(7)	Co-Chairman of the Capital Projects Committee
(8)	Executive officer

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

Mr. Bachmann was elected President and Chief Executive Officer (“CEO”) of EPCO in May 2010 and has served as a director since January 1999.  He previously served as Secretary of EPCO from May 1999 to May 2010 and as a Group Vice Chairman of EPCO from December 2007 to May 2010.  Mr. Bachmann served as an Executive Vice President of Holdings GP from April 2005 to November 2010 and as a director of Holdings GP from February 2006 to November 2010.  He served as Chief Legal Officer and Secretary of Holdings GP from April 2005 to May 2010.  Mr. Bachmann served as Executive Vice President and Chief Legal Officer of Enterprise Products GP, LLC (“EPGP,” our former general partner) from February 1999 until November 2010 and as Secretary of EPGP from November 1999 to November 2010.  He previously served as a director of EPGP from June 2000 to January 2004 and from February 2006 to May 2010.  Mr. Bachmann served as a director of DEP Holdings, LLC (“DEP GP”), the general partner of Duncan Energy Partners L.P., from October 2006 to May 2010 and as President and CEO of DEP GP from October 2006 to April 2010.

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

Ms. Barth is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is Chair of the Audit Committee, Group 1 Automotive, Inc., where she is Chair of the Audit Committee and BBVA USA Bancshares, Inc., a subsidiary of BBVA Group, where she is Chair of the Audit and Compliance Committee. Additionally, she is Chairman of The Welch Foundation and a board member of the Ronald McDonald House of Houston.

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

Mr. Hackett served as Executive Chairman of Alta Mesa Resources, Inc. (formerly named Silver Run Acquisition Corporation II) (“Alta Mesa”) until March 2020.  In September 2019, Alta Mesa and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).  In January 2020, Kingfisher Midstream, LLC, an affiliate of Alta Mesa engaged in providing certain midstream energy services, including crude oil and gas gathering, processing and marketing to producers of natural gas, natural gas liquids, crude oil and condensate (where Mr. Hackett previously served as CEO and President), filed a voluntary petition for reorganization under Chapter 11.

Mr. Hackett previously served as an Advisor and Partner to private energy investing firm Riverstone Holdings LLC.  He served as Executive Chairman of the board of directors of Anadarko Petroleum Corporation (“Anadarko”), an independent oil and natural gas exploration and production company, from 2012 to 2013 after serving as its CEO from 2003 to 2012 and Chairman of the Board from 2006 to 2012.  He also served as Anadarko’s President from 2003 to 2010.  Mr. Hackett is a board member of Fluor Corporation and National Oilwell Varco, Inc..  He is a former director of Cameron International and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman (and now Member) of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a member of the Rice University Board of Trustees.  Mr. Hackett also serves as a faculty member at Rice University and The University of Texas (Austin).

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

Mr. Rutherford currently serves as a Senior Managing Director of NRI Energy Partners LLC, a firm that evaluates and invests in private and public energy companies and provides financial and strategic consulting services to energy companies and investment firms.  He also serves as Senior Advisor to Energy Capital Partners, an energy investment firm focused on investing in the power, clean energy and midstream sectors.   Mr. Rutherford previously served as Executive Vice President (Strategic Planning, M&A and Business Development) of the general partner of Plains All American Pipeline, L.P. (“Plains”) and as a member of Plains’ executive committee from October 2010 through July 2015. Mr. Rutherford also served as a financial consultant to Plains from July 2015 through September 2018. His career includes over 20 years of investment banking experience as a mergers and acquisitions and strategic advisor to public and private energy companies, investment firms, management teams and boards of directors. Prior to joining Plains, Mr. Rutherford served as Managing Director of the North American Energy Practice of Lazard Freres & Company from 2007 until 2010. Prior to joining Lazard, he was a partner at Simmons & Company for over ten years.

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

Harry P. Weitzel

Mr. Weitzel was elected a director of Enterprise GP and appointed a member of its Capital Projects Committee in November 2016 and has served as Executive Vice President, General Counsel and Secretary of Enterprise GP since January 2020.  He previously served as Senior Vice President, General Counsel and Secretary of Enterprise GP from April 2016 to January 2020 and as Senior Vice President, Deputy General Counsel and Secretary of Enterprise GP from January 2015 to April 2016.  Mr. Weitzel is responsible for all our legal functions, including securities, litigation, employment, mergers and acquisitions, corporate governance and commercial transactions.

Mr. Weitzel has extensive experience as a commercial litigator, having practiced over 24 years in Texas and California. He has successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters. Mr. Weitzel has tried cases in state and federal courts, as well as arbitrations under the American Arbitration Association, JAMS and the International Chamber of Commerce.  He has handled appeals in state and federal courts.  Prior to joining us, Mr. Weitzel was a commercial litigation partner with Pepper Hamilton LLP in Irvine, California from October 2009 to December 2014.

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

R. Daniel Boss

Mr. Boss, a Certified Public Accountant, was elected Executive Vice President – Accounting, Risk Control and Information Technology of Enterprise GP in January 2020 and previously served as Senior Vice President (Accounting and Risk Control) from August 2016 to January 2020.  He is responsible for the overall leadership of our Accounting, Risk Control and Information Technology organizations.  Mr. Boss served as a Senior Vice President of Enterprise GP from March 2015 to August 2016 with responsibility over our regulated business.  He also served as Vice President (Risk Control) from April 2013 to March 2015 and as Senior Director (Risk Control) from January 2010 to March 2013. While serving in these positions, Mr. Boss was Chairman of the Risk Management Committee and had responsibilities for our marketing risk management policies, transaction controls and derivatives and hedging strategies compliance. Mr. Boss also served as Director (Volume Accounting) from November 2008 until January 2010 where he was responsible for gas marketing and commodity derivatives accounting, hedging and reporting. Prior to joining us, Mr. Boss held leadership positions with Merrill Lynch Commodities and Dynegy Inc.

Christian M. Nelly

Mr. Nelly was elected Executive Vice President – Finance and Sustainability and Treasurer of Enterprise GP in July 2020.  He previously served as Executive Vice President – Finance and Treasurer from January 2020 to July 2020 and as Senior Vice President (Finance) and Treasurer from March 2019 to January 2020. Mr. Nelly is responsible for managing our financing activities, business planning and analysis, credit, cash management, corporate risk and insurance, investor relations, sustainability and public relations groups. Mr. Nelly served as Vice President and Treasurer from April 2015 to February 2019; Senior Director of Finance from April 2011 until March 2015; and Director of Finance from January 2008 to March 2011. Prior to joining us, Mr. Nelly spent 10 years with various corporate and investment banks where he executed transactions and maintained relationships with midstream and upstream energy companies and gained experience in strategic advisory, valuation, mergers and acquisitions, and capital raising.

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

Michael W. Hanson

Mr. Hanson was elected a Vice President of Enterprise GP in April 2011 and a Principal Accounting Officer in August 2016.  His responsibilities include team leadership in financial and management reporting matters.  Mr. Hanson reports to Mr. Boss. Mr. Hanson has served us and our affiliates in various accounting roles since 1992, including as an Assistant Controller from April 2007 to July 2016 and Director of Financial Reporting from November 2004 to March 2007.

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

Five of our directors are current employees of EPCO and officers of Enterprise GP or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

•	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;

•	for Mr. Teague, over 40 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

•	for Mr. Fowler, over 20 years of experience with our midstream assets, including finance, accounting and investor relations and, for over 15 years, as a member of our executive management team;

•
for Mr. Bachmann, over 30 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over 20 years, as a member of either EPCO’s or our executive management teams; and

•
for Mr. Weitzel, over 25 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

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

As advisory directors, Mr. Casey has executive management experience in NGL and petrochemicals trading and related storage businesses, and Mr. Smith has experience in banking and investment matters.  As an honorary director, Mr. Andras has a long history with us and our operations, including being a former CEO.

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

Code of Conduct and Ethics and Corporate Governance Guidelines

Enterprise GP has adopted a Code of Conduct that applies to its directors, officers and employees.  This code sets forth our requirements for compliance with legal and ethical standards in the conduct of our business, including general business principles, legal and ethical obligations, compliance policies for specific subjects, obtaining guidance on complying with the code, the reporting of compliance issues, and discipline for violations of the code.  The Code of Conduct also establishes policies applicable to our Co-CEOs and CFO, and senior financial and other managers to prevent wrongdoing and to promote honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications, and prompt internal reporting of violations of the code (and thus accountability for adherence to the code).  Employees are required to certify their understanding and compliance with the Code of Conduct on an annual basis.  Training on the Code of Conduct is also provided to employees, where applicable.

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

A subcommittee of the Governance Committee, the Incentive Plan Administration Subcommittee, is involved in decision-making regarding employee compensation matters, including grants of equity-based awards.  In accordance with the Governance Committee charter, this subcommittee shall be composed of two or more non-employee directors (currently, Ms. Barth and Mr. Hackett) and shall (i) review and approve all aspects of compensation of our Co-CEOs and CFO, (ii) administer the long-term incentive plans of the Partnership and its affiliates and (iii) review and approve all equity grants made to employees, consultants and/or directors as required by such long-term incentive plans. For more information regarding this subcommittee’s role in executive compensation matters, see “Overview of Decision-Making Process regarding Compensation of Named Executive Officers” under Part III, Item 11 of this annual report.

Capital Projects Committee

The primary purpose of the Capital Projects Committee is to review and approve certain expenditures by Enterprise GP, the Partnership and/or their respective consolidated subsidiaries in connection with proposed capital projects.  Currently, the Capital Projects Committee is comprised of Ms. Duncan Williams, Ms. Barth and Messrs. Bachmann, Fowler, Hackett, Snell, Teague and Weitzel.  Messrs. Teague and Fowler are co-chairmen of the Capital Projects Committee.

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

NYSE Corporate Governance Listing Standards

On March 10, 2020, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

Executive Sessions of Non-Management Directors

The Board holds regular executive sessions in which non-management directors meet without any members of management present.  The purpose of these executive sessions is to promote open and candid discussion among the non-management directors.  During such executive sessions, one director is designated as the presiding director, who is responsible for leading and facilitating such executive sessions. Currently, the presiding director is Mr. Montgomery.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to our (i) co-CEOs, (ii) CFO and (iii) three highest paid officers of our general partner, other than our principal executive and financial officers, who were serving in such capacity at December 31, 2020.  Collectively, these five individuals were our “named executive officers” for 2020.  To the extent such individuals were also named executive officers for 2019 and 2018, their total compensation for those years is presented as well.

				Equity-
		Cash		Based	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($)
A. James Teague,	2020	$ 937,572	$ 3,000,000	$ 5,796,000	$ 915,797	$ 10,649,369
Co-CEO	2019	887,500	3,000,000	5,827,500	822,661	10,537,661
	2018	837,500	2,716,250	4,359,306	706,531	8,619,587

W. Randall Fowler,	2020	660,938	2,250,000	4,399,950	637,630	7,948,518
Co-CEO and CFO	2019	609,375	2,250,000	3,663,000	519,072	7,041,447
	2018	567,188	1,845,000	2,736,631	430,337	5,579,156

Graham W. Bacon,	2020	511,250	700,000	2,318,400	418,486	3,948,136
Executive Vice President and	2019	481,250	500,000	2,358,750	386,692	3,726,692
Chief Operating Officer	2018	418,750	411,000	3,159,310	315,136	4,304,196

Brent B. Secrest,	2020	468,750	700,000	2,356,199	315,031	3,839,980
Executive Vice President and	2019	390,000	500,000	1,248,750	219,012	2,357,762
Chief Commercial Officer	2018	332,500	359,750	2,007,334	168,921	2,868,505

Christian M. Nelly,	2020	336,375	390,000	1,109,471	659,699	2,495,545
Executive Vice President – Finance and Sustainability and Treasurer

(1)
Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented.  See “Grants of Equity-Based Awards in Fiscal Year 2020” within this Item 11 for information regarding awards granted in the year ended December 31, 2020.

(2)
Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

Bonus amounts shown in the preceding table represent discretionary annual awards earned by each named executive officer with respect to the year presented.  Bonus amounts for the years ended December 31, 2020 and 2019 were paid in cash in February 2021 and February 2020, respectively.  For the year ended December 31, 2018, the dollar value of each officer’s bonus (less applicable deductions and taxes) was remitted half in cash and half through the issuance of an equivalent value of newly issued Partnership common units, with both amounts provided to the employee in February 2019.

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2020:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Distributions Paid On Equity-Based Awards (1)	Life Insurance Premiums	Employee Retention Payments (2)	Other	Total All Other Compensation
A. James Teague	$34,200	$870,867	$5,438	$–	$5,292	$915,797
W. Randall Fowler	25,650	603,898	3,267	–	4,815	637,630
Graham W. Bacon	34,200	376,020	2,838	–	5,428	418,486
Brent B. Secrest	31,350	276,960	990	–	5,731	315,031
Christian M. Nelly	30,566	135,416	965	487,500	5,252	659,699

(1)
Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards and (ii) distributions paid in connection with profits interest awards.  With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2020: Mr. Teague, $862,677; Mr. Fowler, $575,539; Mr. Bacon, $350,660; Mr. Secrest, $243,916; and Mr. Nelly, $111,826.

(2)
Amount presented for Mr. Nelly relates to a two-year employee retention agreement that settled in August 2020 and reflects the amount charged to us based on the percentage of time that Mr. Nelly spent on our business and affairs since the retention agreement was originally executed. For information regarding active employee retention agreements involving our named executive officers see “Compensation Discussion and Analysis” below.

Compensation Discussion and Analysis

Elements of Compensation
With respect to our named executive officers, compensation paid or awarded by us reflects only that portion of compensation paid by EPCO and allocated to us pursuant to the ASA, including an allocation of a portion of the cost of long-term incentive plans of EPCO. The elements of EPCO’s compensation program, along with EPCO’s other incentives (e.g., benefits, work environment and career development), are intended to provide a total rewards package to employees.  The objective of EPCO’s compensation program is to provide competitive compensation opportunities that will align and drive employee performance toward the creation of sustained long-term unitholder value. We believe that our compensation program allows us to attract, motivate and retain high quality talent with the skills and competencies that we require. Our compensation packages are designed to reward contributions by employees in support of the business strategies of EPCO and its affiliates at both our partnership and individual levels and to avoid risks that are likely to conflict with our risk management policies.

For the three years ended December 31, 2020, the primary elements of compensation for the named executive officers consisted of annual cash base salary, a discretionary annual bonus, equity awards under long-term incentive arrangements and other compensation, including very limited perquisites.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria. We believe that the absence of targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ended December 31, 2020 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

The bonus awards are discretionary and, in combination with annual base salaries, are intended to yield competitive total compensation levels for the named executive officers and drive performance in support of our business strategies.  The annual bonus amount presented for each named executive officer reflects a general consideration of our overall financial and certain operating results for those periods. This general consideration takes into account a number of our financial measures, including cash flow from operating activities per unit, distributable cash flow per unit, gross operating margin, return on invested capital, and our 3-year and 5-year equity total return performance relative to peers.  Operating results considered include certain safety performance and direct carbon dioxide equivalent (“CO2-e”) emission measures. No weight or formula is given to any specific financial or operating performance measure.  In addition, a subjective judgment of each named executive officer’s performance for those periods is taken into account and reflected in the annual bonus amounts.  The bonus amounts are also based on the level and position of such named executive officers and the relative compensation paid to our other executive officers.

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

In addition, each of our named executive officers was granted a “profits interest” award in one or more of the Employee Partnerships, which serve as long-term incentive arrangements for key employees of EPCO. The names of the Employee Partnerships in which one or more of our named executive officers currently participate are: EPD PubCo Unit II L.P. (“PubCo II”); EPD PrivCo Unit I L.P. (“PrivCo I”); and EPD 2018 Unit IV L.P. (“EPD IV”).  If certain conditions are met, the employee participants in each Employee Partnership will be entitled to (i) a residual profits interest in the assets of the Employee Partnership at liquidation, along with (ii) quarterly cash distributions.

In February 2020, the profits interest awards attributable to EPD PubCo Unit I L.P. (“PubCo I”) vested and Messrs. Teague and Bacon received a liquidating distribution of residual partnership assets consisting of our common units.   See “Vesting of Equity-Based Awards in 2020” within this Item 11 for additional information regarding these vestings.  In September 2020, the partners of PubCo II and PrivCo I, which include certain of our named executive officers, amended their respective limited partnership agreements to provide for the vesting of their Class B limited partner interests on the earlier of (i) February 22, 2023, (ii) the first date on or after September 30, 2020 on which the closing market price of our common units is equal to or greater than $25.41 per unit, (iii) a change of control event, or (iv) dissolution of the applicable Employee Partnership.  As a result of these modifications, the compensation for Messrs. Fowler, Secrest and Nelly attributable to equity-based awards for 2020 increased.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2020.

In the second quarter of 2019, each of our named executive officers entered into a separate retention bonus agreement with EPCO.  Pursuant to the retention bonus agreements, each such person will be entitled to a cash retention payment of $5 million (in the case of each of Messrs. Teague and Fowler), $1 million (in the case of each of Messrs. Bacon and Secrest) and $500,000 (in the case of Mr. Nelly), less all applicable withholding taxes and other required deductions on such payment (in each case, the applicable “Retention Payment”), in a lump sum within seven business days following his completion of continuous active fulltime employment with EPCO from April 15, 2019 through (i) May 31, 2022 (in the case of Mr. Teague) or (ii) May 31, 2023 (in the case of each of Messrs. Fowler, Bacon, Secrest and Nelly) (in each case, the applicable “Retention Period”), and provided that such person continues to perform his duties during the applicable Retention Period in a highly effective manner, as determined by the key executives of EPCO (the “Performance Requirement”).

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

Overview of Decision-Making Process Regarding Compensation of Named Executive Officers
Prior to May 8, 2019, the Audit and Conflicts Committee of our general partner had review and approval authority with respect to the compensation of our Co-CEOs and CFO. In connection therewith, the Audit and Conflicts Committee had considered input and recommendations from the EPCO Trustees and the EPCO Human Resources department.   Effective on May 8, 2019, a subcommittee of the Governance Committee of our general partner, the Incentive Plan Administration Subcommittee (the “IPA Subcommittee”), has, and, for the foreseeable future, will have, final and ultimate decision-making authority with respect to all aspects of compensation of our Co-CEOs and CFO.  The current members of the IPA Subcommittee are Mr. Hackett and Ms. Barth, both of whom are “Non-Employee Directors” (as defined in SEC Rule 16b-3).  It is anticipated that the IPA Subcommittee will, at its sole option and in its sole discretion, consider input and recommendations from the EPCO Trustees and EPCO’s Human Resources department in making its compensation decisions for our Co-CEOs and CFO.

The compensation of our other named executive officers (other than equity-based awards granted under EPCO’s long-term incentive plans) is determined by our Co-CEOs.  Neither EPCO nor Enterprise GP has a separate compensation committee; however grants of equity-based compensation under EPCO’s long-term incentive plans (e.g., phantom unit awards) to our named executive officers, including our Co-CEOs have been approved by the Audit and Conflicts Committee for grants prior to May 8, 2019, and have been, and for the foreseeable future, will be, approved by the IPA Subcommittee for grants on and after May 8, 2019.

The issuance of profits interest awards was approved by EPCO’s Board of Directors.

The overall compensation for each named executive officer is not based on any formula or specific performance criteria; rather, the Audit and Conflicts Committee (prior to May 8, 2019), the IPA Subcommittee (on and after May 8, 2019), our Co-CEOs, and EPCO (as applicable) determine an appropriate level and mix of compensation for each officer on a case-by-case basis.  Further, there is no established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  However, some considerations that may be taken into account in making the case-by-case compensation determinations include the total value of all elements of compensation, the appropriate balance of internal pay equity among our executive officers, individual performance and potential, levels of responsibility and value to the organization.  All compensation determinations are subjective and discretionary.

In making compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by third party compensation consultants. In 2019, EPCO engaged Meridian Compensation Partners, LLC (the “Consultant”) to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry participants.  The market data for industry participants included information from CenterPoint Energy, Inc.; Dominion Energy, Inc.; Enbridge Inc.; Energy Transfer LP (formerly ETP); Kinder Morgan Inc.; Magellan Midstream Partners, L.P.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TC Energy Corporation (formerly TransCanada Corporation).

Neither we, nor EPCO, which engaged the Consultant, are aware of the specific data of the companies included in the Consultant’s proprietary database for specific positions. EPCO uses the information provided in the Consultant’s analysis to gauge whether compensation levels reported by the Consultant and the general ranges of compensation for EPCO employees in similar positions are comparable. However, that comparison is only a factor taken into consideration and may or may not impact compensation of our named executive officers.  EPCO does not otherwise engage in benchmarking for the named executive officers’ positions.

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

With the exception of Messrs. Fowler and Nelly, each of our named executive officers devoted all of their time to our consolidated businesses during the years ended December 31, 2020, 2019 and 2018. Mr. Fowler devoted approximately 75% of his time to our consolidated businesses during this three year period, with the remainder of his time allocated to EPCO and its privately held affiliates. On average, Mr. Nelly devoted approximately 97.5% of his time to our consolidated businesses during 2020, with the remainder of his time allocated to EPCO and its privately held affiliates.

Grants of Equity-Based Awards in Fiscal Year 2020

The following table presents information concerning each grant of an equity-based award in 2020 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Grant
					Date Fair
					Value of
		Estimated Future Payouts Under			Equity-
		Equity Incentive Plan Awards			Based
	Grant	Threshold	Target	Maximum	Awards
Award Type/Named Executive Officer	Date	(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	2/06/20	–	225,000	–	$ 5,796,000
W. Randall Fowler	2/06/20	–	225,000	–	4,347,000
Graham W. Bacon	2/06/20	–	90,000	–	2,318,400
Brent B. Secrest	2/06/20	–	90,000	–	2,318,400
Christian M. Nelly	2/06/20	–	43,000	–	1,079,988
Profits interest awards:
W. Randall Fowler (3)	9/30/20	–	–	–	52,950
Brent B. Secrest (4)	9/30/20	–	–	–	37,799
Christian M. Nelly (4)	9/30/20	–	–	–	29,483

(1)
Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2020.  Based on current allocations, we estimate that the compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.

(2)	The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 6, 2020 of $25.76 per unit.
(3)	Represents the incremental fair value of the modification of Mr. Fowler’s profits interest award in PrivCo I, computed as of the amendment date of September 30, 2020.
(4)	Represents the incremental fair value of the modification of Mr. Secrest’s and Mr. Nelly’s respective profits interest awards in PubCo II, computed as of the amendment date of September 30, 2020.

The fair value amounts presented in the preceding table are based on certain assumptions and considerations made by management.  For information regarding these assumptions and considerations, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (the “2008 Plan”) provides for incentive awards to EPCO’s key employees and non-employee directors and consultants who perform management, administrative or operational functions for us or our affiliates. Awards granted under the 2008 Plan may be in the form of phantom units, DERs, restricted common units, unit options, unit appreciation rights and other unit-based awards or substitute awards.  For information regarding the number of common units authorized for issuance under the 2008 Plan, see “Securities Authorized for Issuance Under Equity Compensation Plans” under Part III, Item 12 of this annual report.

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

Amendment of profits interest awards
On September 30, 2020, the partners of PrivCo I and PubCo II, including certain of our named executive officers, amended their respective limited partnership agreements to provide for the vesting of their Class B limited partner interests on the earlier of (i) February 22, 2023, (ii) the first date on or after September 30, 2020 on which the closing market price of our common units is equal to or greater than $25.41 per unit, (iii) a change of control event, or (iv) dissolution of the applicable Employee Partnership. As a result of these modifications, PubCo II and PrivCo I will recognize incremental compensation cost of $1.2 million and $0.5 million, respectively, through February 22, 2023. The preceding table reflects that portion of the total incremental compensation cost of the respective partnerships that are allocable to the named executive officers impacted by the changes.

Vesting of Equity-Based Awards in 2020

The following table presents the vesting of phantom unit awards to our named executive officers during the year ended December 31, 2020.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Named Executive Officer	(#) (1)	($)
A. James Teague:
Vesting of phantom unit awards (2)	168,400	$ 4,373,348
Vesting of profits interest award – PubCo I (3)	16,009	419,916
W. Randall Fowler:
Vesting of phantom unit awards (2)	137,262	3,564,694
Graham W. Bacon:
Vesting of phantom unit awards (2)	69,000	1,791,930
Vesting of profits interest award – PubCo I (3)	18,296	479,904
Brent B. Secrest:
Vesting of phantom unit awards (2)	33,125	860,256
Christian M. Nelly:
Vesting of phantom unit awards (2)	14,717	382,200

(1)	Represents the gross number of Partnership common units acquired upon vesting of phantom unit and profits interest awards, before adjustments for associated tax withholdings.
(2)	Value realized on vesting of the phantom unit awards determined by multiplying the gross number of Partnership common units received by the closing price of our common units on the date of vesting.
(3)
PubCo I vested in February 2020 and its assets (consisting of Partnership common units) were distributed to its partners, which included Mr. Teague and Mr. Bacon.  The value realized on vesting was determined by multiplying the gross number of our common units received by the named executive officer by the closing price of our common units on the date of vesting.

Equity-Based Awards Outstanding at December 31, 2020

The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2020.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
		Market
	Number	Value
	of Units	of Units
	That Have	That Have
	Not Vested	Not Vested
Award Type/Named Executive Officer	(#) (1)	($) (2,3)
Phantom unit awards: (4)
A. James Teague	498,800	$ 9,771,492
W. Randall Fowler	453,050	8,875,250
Graham W. Bacon	202,250	3,962,078
Brent B. Secrest	151,250	2,962,988
Christian M. Nelly	71,505	1,400,783

Profits interest awards:
W. Randall Fowler:
PrivCo I (5,6)	–	$ 0
Graham W. Bacon:
EPD IV (7)	–	0
Brent B. Secrest:
PubCo II (5,8)	–	0
EPD IV (7)	–	0
Christian M. Nelly:
PubCo II (5,8)	–	0
EPD IV (7)	–	0

(1)	Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)
With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of awards outstanding for the named executive officer by the closing price of Partnership common units on December 31, 2020 (the last trading day of 2020) of $19.59 per unit.

(3)
With respect to amounts presented for the profits interest awards, amount represents the estimated liquidation value to be received by the named executive officer based on the closing price of Partnership common units on December 31, 2020 and the terms of liquidation outlined in the applicable Employee Partnership agreement.  There was no residual profits interest in any of the Employee Partnerships due to a decrease in the market value of the Partnership common units they own since the formation date of each respective Employee Partnership.

(4)	Of the 1,376,855 phantom unit awards presented in the table, the vesting schedule is as follows: 497,430 in 2021; 407,675 in 2022; 303,500 in 2023 and 168,250 in 2024.
(5)
The vesting date of the profits interests awards for PrivCo I and PubCo II is the earlier of (i) February 22, 2023, (ii) the first date on or after September 30, 2020 on which the closing market price of our common units is equal to or greater than $25.41 per unit, (iii) a change of control event, or (iv) dissolution of the applicable Employee Partnership

(6)	Mr. Fowler’s share of the profits interest in PrivCo I was approximately 15.46% at December 31, 2020.
(7)	With respect to EPD IV, the profits interest share held by Messrs. Bacon, Secrest and Nelly at December 31, 2020 was approximately 5.00%, 4.00% and 2.50%, respectively.
(8)	With respect to PubCo II, the profits interest share held by Messrs. Secrest and Nelly at December 31, 2020 was approximately 3.25% and 2.60%, respectively.

Phantom unit awards
For a description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2020” within this Item 11.

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

The vesting of profits interest awards under the Employee Partnerships is subject to acceleration upon a change of control.  In addition, the vesting of equity-based awards under EPCO’s long-term incentive plans is subject to acceleration upon a qualifying termination, including termination after a change of control of Enterprise GP. A qualifying termination under such awards generally means a termination as an employee of EPCO or an affiliated group member (i) upon death, (ii) a qualifying long-term disability, (iii) a qualifying retirement, or (iv) within one year after a change of control, other than a termination for cause or termination by such person that is not a qualifying termination for good reason (as such terms are defined in the underlying plan documents).

EPCO has entered into retention bonus agreements with each of Messrs. Teague, Fowler, Bacon, Secrest and Nelly, which are described under “Compensation Discussion and Analysis” within this Part III, Item 11.  These agreements provide that, in the event of an involuntary termination of any such person’s employment prior to the end of his applicable Retention Period for specified reasons, including death, disability or termination of his employment by EPCO other than for “cause” (as defined in each retention bonus agreement), such person will receive (or in the event of his death, his designated beneficiary will receive), a cash payment equal to a pro-rata amount of his applicable Retention Payment (set forth previously), determined based on the number of days he is employed during the applicable Retention Period over the total number of days in such Retention Period (subject to meeting the Performance Requirement through the termination date).

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2020 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs, CFO and the IPA Subcommittee.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2020.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of Enterprise GP served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2020.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2020 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs, CFO and the IPA Subcommittee.

Pay Ratio Disclosure

The median of the total annual compensation of all employees of EPCO, other than our Co-CEOs, was $122,526 for the year ended December 31, 2020 (the “fiscal 2020 median total annual compensation”). Mr. Teague and Mr. Fowler served as Co-CEOs of Enterprise GP during the year ended December 31, 2020.  Mr. Teague’s fiscal 2020 annual total compensation was $10,649,369 and Mr. Fowler’s fiscal 2020 annual total compensation allocated to us was $7,948,518.  The ratio of the fiscal 2020 median total annual compensation to Mr. Teague’s fiscal 2020 annual total compensation was 87:1.  The ratio of the fiscal 2020 median total annual compensation to Mr. Fowler’s fiscal 2020 annual total compensation was 65:1.

The fiscal 2020 median total annual compensation was determined as follows:

•
First, a list was prepared of all active EPCO employees, excluding Mr. Teague, Mr. Fowler and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs.   This list was based on employee information as of December 31, 2020. There are approximately 7,130 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

•
Second, basic wage data for each active EPCO employee, excluding Mr. Teague, Mr. Fowler and those on long-term disability, was extracted from Form W-2 information provided to the Internal Revenue Service for fiscal 2020. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.

•
Third, once the median employee was selected, his or her respective total annual compensation for 2020 was determined using the same method used to determine Mr. Teague’s and Mr. Fowler’s total annual compensation for 2020 as presented in the Summary Compensation Table within this Part III, Item 11.

Director Compensation

For the year ended December 31, 2020, the independent voting directors of Enterprise GP were compensated as follows:

•
each received an $87,049 annual cash retainer and an annual grant of our common units having a fair market value, based on the closing price of our common units on the trading day immediately preceding the date of grant, of $85,000;

•	if the individual served as a chairman of the Audit and Conflicts Committee, then such individual received an additional $20,000 annual cash retainer;

•	if the individual served as a chairman of the Governance Committee, then such individual received an additional $15,000 annual cash retainer; and,

•	for those independent voting directors that served on the Capital Projects Committee, a $2,500 per meeting cash fee for attendance at meetings of this committee.

The compensation program for independent voting directors for 2021 is expected to be the same as 2020 with the exception that the annual cash retainer and equity grant will each increase to $90,000.

We bear all costs attributable to the compensation of independent voting directors of Enterprise GP. The following table summarizes compensation paid to these directors in 2020:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Independent Voting Director	($)	($)	($)
Carin M. Barth	$87,049	$85,000	$172,049
Murray E. Brasseux	87,049	85,000	172,049
James T. Hackett (1)	102,049	85,000	187,049
William C. Montgomery (2)	107,049	85,000	192,049
John R. Rutherford	87,049	85,000	172,049
Richard S. Snell	87,049	85,000	172,049

(1)	Mr. Hackett serves as chairman of the Governance Committee.
(2)	Mr. Montgomery serves as chairman of the Audit and Conflicts Committee.

Messrs. Casey, Cunningham and Smith each received $150,000 in cash for their services as advisory directors in 2020.  Also, O.S. Andras received $20,000 in cash for his services as an honorary director in 2020.  Neither we nor Enterprise GP provide additional compensation to employees of EPCO for their services as voting directors of Enterprise GP.  The employees of EPCO who served as voting directors of Enterprise GP in 2020 were Ms. Duncan Williams and Messrs. Bachmann, Teague, Fowler and Weitzel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED UNITHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 19, 2021, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Name and Address		Beneficial	Percent
of Beneficial Owner	Title of Class	Ownership	of Class
Randa Duncan Williams (1)	Common Units	702,186,015	32.2%
1100 Louisiana Street, 10th Floor	Series A Cumulative Convertible Preferred Units	15,412	30.6%
Houston, Texas 77002

(1)
For a detailed listing of the ownership amounts that comprise Ms. Duncan Williams’ total beneficial ownership of our limited partner units, see the table presented in the following section, “Security Ownership of Management,” within this Part III, Item 12.

Ms. Duncan Williams is a DD LLC Trustee and an EPCO Trustee.  Ms. Duncan Williams is also currently Chairman and a director of EPCO and Chairman of the Board and a director of Enterprise GP.  Ms. Duncan Williams disclaims beneficial ownership of the limited partner units beneficially owned by the EPCO Trustees, except to the extent of her voting and dispositive interests in such units.

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of our limited partner units, as of February 19, 2021 by (i) the current directors of Enterprise GP; (ii) our named executive officers for 2020; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and Nature Of
	Positions with	Beneficial Ownership		Percent of Class
	Enterprise GP	Common	Preferred	Common	Preferred
	at February 19, 2021	Units	Units	Units	Units
Randa Duncan Williams:	Director and Chairman of the Board
Common units:
Units controlled by EPCO Voting Trust:
Through EPCO		74,754,703		3.4%
Through EPCO Holdings, Inc.		593,479,815		27.2%
Through Employee Partnerships		11,945,636		*
Units controlled by Alkek and Williams, Ltd.		455,097		*
Units controlled by Chaswil, Ltd.		75,736		*
Units controlled by family trusts (1)		21,279,948		*
Units owned personally (2)		195,080		*
Preferred units:
Units controlled by Manxome Investors L.P.			15,412		30.6%
Total for Randa Duncan Williams		702,186,015	15,412	32.2%	30.6%

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

EPCO and its privately held affiliates have pledged 92,976,464 of our common units that they own as security under their credit facilities.  These credit facilities include customary provisions regarding potential events of default.  As a result, a change in ownership of these units could result if an event of default ultimately occurred.

		Common Units
		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 19, 2021	Ownership	Class
Richard H. Bachmann (1)	Director and Vice Chairman of the Board	1,731,611	*
A. James Teague (2,3)	Director and Co-CEO	2,208,826	*
W. Randall Fowler (2,4)	Director, Co-CEO and CFO	1,691,932	*
Carin M. Barth	Director	62,051	*
Murray E. Brasseux (5)	Director	28,398	*
James T. Hackett (6)	Director	280,209	*
William C. Montgomery	Director	57,551	*
John R. Rutherford	Director	32,716	*
Richard S. Snell (7)	Director	84,966	*
Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary	106,508	*
Graham W. Bacon (2)	Executive Vice President and Chief Operating Officer	372,901	*
Brent B. Secrest (2)	Executive Vice President and Chief Commercial Officer	128,254	*
Christian M. Nelly (2)	Executive Vice President – Finance and Sustainability and Treasurer	89,212	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (16 individuals in total)		709,302,393	32.5%

* Represents a beneficial ownership of less than 1% of class
(1)	The number of common units presented for Mr. Bachmann includes 9,588 common units held by his spouse.
(2)	These individuals are named executive officers for the year ended December 31, 2020.
(3)	The number of common units presented for Mr. Teague includes (i) 61,746 common units held by a trust and (ii) 39,055 common units held by his spouse.
(4)
The number of common units presented for Mr. Fowler includes 610,000 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest).

(5)	The number of common units presented for Mr. Brasseux includes 2,882 common units held by his spouse.
(6)	The number of common units presented for Mr. Hackett includes (i) 9,661 common units held by family trusts and (ii) 33,000 common units held by a family limited partnership.
(7)	The number of common units presented for Mr. Snell includes 2,956 common units held by his spouse.

Equity Ownership Guidelines

In order to further align the interests and actions of Enterprise GP’s directors and executive officers with our long-term interests and those of Enterprise GP and other unitholders, the Board has adopted and approved certain equity ownership guidelines for Enterprise GP’s directors and executive officers.  Under these guidelines:

•
each non-management director of Enterprise GP is required to own our common units having an aggregate value (as defined in the guidelines) of three times the dollar amount of such non-management director’s aggregate annual cash retainer for service on the Board for the most recently completed calendar year; and

•
each executive officer of Enterprise GP is required to own our common units having an aggregate value (as defined in the guidelines) of three times the dollar amount of such executive officer’s aggregate annual base salary for the most recently completed calendar year.

Securities Authorized for Issuance Under Equity Compensation Plans

The 2008 Plan is EPCO’s only long-term incentive plan under which our common units have been authorized for issuance.  The 2008 Plan provides for awards of our common units and other rights to our non-management directors and to consultants and employees of EPCO and its affiliates providing services to us.  Awards under the 2008 Plan may be granted in the form of phantom units, DERs, unit options, restricted common units, UARs, unit awards and other unit-based awards or substitute awards.

The following table sets forth certain information regarding the 2008 Plan as of January 1, 2021.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	–	–	21,229,995
Equity compensation plans not approved by unitholders:
None	–	–	–
Total for equity compensation plans	–	–	21,229,995

(1)
At December 31, 2020, the total number of common units authorized for issuance under the 2008 Plan was 55,000,000 common units.  This amount increased by 5,000,000 common units on January 1, 2021 and will increase by an additional 5,000,000 common units subsequently on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate amount available for issuance under the 2008 Plan exceed 70,000,000 common units.

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

Enterprise GP’s management authorization policy generally requires Board approval for asset purchase or sales transactions and capital investments to the extent such transactions have a value in excess of $500 million.  Any such transaction would typically also require Audit and Conflicts Committee review under its charter if such transaction is also a related party transaction.

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

Nothing contained in our partnership agreement requires the Audit and Conflicts Committee to consider the interests of any party other than us.  In the absence of the Audit and Conflicts Committee or our general partner acting in bad faith, the resolution, action or terms so made, taken or provided (including granting Special Approval) by the Audit and Conflicts Committee or our general partner with respect to such matter are deemed conclusive and binding on all persons (including all of our limited partners) and do not constitute a breach of our partnership agreement, or any other agreement contemplated thereby, or a breach of any standard of care or duty imposed in our partnership agreement or under the Delaware Revised Uniform Limited Partnership Act or any other law, rule or regulation.  Our partnership agreement provides that it is presumed that the resolution, action or terms made, taken or provided by the Audit and Conflicts Committee or our general partner were not made, taken or provided in bad faith, and in any proceeding brought by any limited partner or by or on behalf of such limited partner or any other limited partner or us challenging such resolution, action or terms, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and such individual’s compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  For 2020, this individual earned total compensation from EPCO of $770 thousand.

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

	For the Year Ended December 31,
	2020	2019
Audit fees (1)	$5,155,475	$5,091,440

(1)	Audit fees for 2020 and 2019 include $50,000 and $40,000, respectively, of charges for audit-related projects that were reimbursed by business partners.

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

4.11
Seventeenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 28, 2009).

4.12
Eighteenth Supplemental Indenture, dated as of October 27, 2009, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 28, 2009).

4.13
Nineteenth Supplemental Indenture, dated as of May 20, 2010, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 20, 2010).

4.14
Twentieth Supplemental Indenture, dated as of January 13, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 13, 2011).

4.15
Twenty-First Supplemental Indenture, dated as of August 24, 2011, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 24, 2011).

4.16
Twenty-Second Supplemental Indenture, dated as of February 15, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.25 to Form 10-Q filed May 10, 2012).

4.17
Twenty-Third Supplemental Indenture, dated as of August 13, 2012, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 13, 2012).

4.18
Twenty-Fourth Supplemental Indenture, dated as of March 18, 2013, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.19
Twenty-Fifth Supplemental Indenture, dated as of February 12, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 12, 2014).

4.20
Twenty-Sixth Supplemental Indenture, dated as of October 14, 2014, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed October 14, 2014).

4.21
Twenty-Seventh Supplemental Indenture, dated as of May 7, 2015, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed May 7, 2015).

4.22
Twenty-Eighth Supplemental Indenture, dated as of April 13, 2016, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed April 13, 2016).

4.23
Twenty-Ninth Supplemental Indenture, dated as of August 16, 2017, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed August 16, 2017).

4.24
Thirtieth Supplemental Indenture, dated as of February 15, 2018, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed February 15, 2018).

4.25
Thirty-First Supplemental Indenture, dated as of February 15, 2018, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed February 15, 2018).

4.26
Thirty-Second Supplemental Indenture, dated as of October 11, 2018, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.27
Thirty-Third Supplemental Indenture, dated as of July 8, 2019, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed July 8, 2019).

4.28
Thirty-Fourth Supplemental Indenture, dated as of January 15, 2020, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.29
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

4.41
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

4.43
Form of Global Note representing $1.1 billion principal amount of 4.45% Senior Notes due 2043 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed August 13, 2012).

4.44
Form of Global Note representing $1.25 billion principal amount of 3.35% Senior Notes due 2023 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.45
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

4.47
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

4.49
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

4.52
Form of Global Note representing $875.0 million principal amount of 4.90% Senior Notes due 2046 with attached Guarantee (incorporated by reference to Exhibit C to Exhibit 4.3 to Form 8-K filed May 7, 2015).

4.53
Form of Global Note representing $575.0 million principal amount of 2.85% Senior Notes due 2021 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed April 13, 2016).

4.54
Form of Global Note representing $575.0 million principal amount of 3.95% Senior Notes due 2027 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.4 to Form 8-K filed April 13, 2016).

4.55
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

4.57
Form of Global Note representing $1.0 billion principal amount of Junior Subordinated Notes E due 2077 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed August 16, 2017).

4.58
Form of Global Note representing $750.0 million principal amount of 2.80% Senior Notes due 2021 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.4 to Form 8-K filed February 15, 2018).

4.59
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

4.62
Form of Global Note representing $1,000.0 million principal amount of 4.15% Senior Notes due 2028 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed October 11, 2018).

4.63
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

4.65
Form of Global Note representing $1,250.0 million principal amount of 4.200% Senior Notes due 2050 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed July 8, 2019).

4.66
Form of Global Note representing $1,000.0 million principal amount of 2.800% Senior Notes due 2030 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.67
Form of Global Note representing $1,000.0 million principal amount of 3.700% Senior Notes due 2051 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed January 15, 2020).

4.68
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

4.85
Equity Distribution Agreement, dated June 24, 2020, by and among Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC, Skyline North Americas, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed June 25, 2020).

4.86	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).
4.87
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto. (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1***	2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (incorporated by reference to Annex A to Definitive Proxy Statement filed August 26, 2013).
10.2***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued before February 3, 2021 (incorporated by reference to Exhibit 10.4 to Form 10-K filed February 24, 2017).

10.3***#	Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 3, 2021.
10.4
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

10.5
364-Day Revolving Credit Agreement, dated as of September 8, 2020 among Enterprise Products Operating LLC, the Lenders party thereto, and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 11, 2020).

10.6
Guaranty Agreement, dated as of September 8, 2020, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 11, 2020).

10.7
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

10.8
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

10.17***	EPD 2018 Unit IV L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2018).
10.18***	EPCO Unit II L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2018).
10.19
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

10.20
Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2020).

10.21
Securities Exchange Agreement, dated as of September 30, 2020, by and between Enterprise Products Partners L.P. and OTA Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2020).

10.22***	Retention Bonus Agreement between A. James Teague and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2019).
10.23***	Retention Bonus Agreement between W. Randall Fowler and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 18, 2019).
10.24***	Retention Bonus Agreement between Graham W. Bacon and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 18, 2019).
10.25***	Retention Bonus Agreement between Brent B. Secrest and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 18, 2019).
10.26***#	Retention Bonus Agreement between Christian M. Nelly and Enterprise Products Company dated effective April 15, 2019.
21.1#	List of Consolidated Subsidiaries as of February 1, 2021.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at December 31, 2020.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2020.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2020.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2020.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2020.
101#
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-K include the: (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Comprehensive Income, (iv) Statements of Consolidated Cash Flows, (v) Statements of Consolidated Equity and (vi) Notes to the Consolidated Financial Statements.

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

ITEM 16.  FORM 10-K SUMMARY.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 1, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 1, 2021.

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
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill—Natural Gas Pipelines & Services Reporting Unit—Refer to Note 2 and Note 6 to the consolidated financial statements

Critical Audit Matter Description

Goodwill amounts are assessed for impairment on an annual basis or when impairment indicators are present. In performing the goodwill assessment, the estimated fair value of the reporting unit to which the goodwill is assigned is determined and compared to its carrying value. If the fair value of the reporting unit is less than its carrying value (including associated goodwill), a non-cash impairment charge to earnings is recorded to reduce the carrying value of the goodwill to its estimated fair value. The Company’s goodwill balance was $5,448.9 million as of December 31, 2020.  Reporting unit estimated fair values are based on assumptions regarding the future economic prospects of the businesses that comprise each reporting unit, including (i) forecasted operating margin for the associated assets, including any planned capital projects and related contract fees; (ii) long-term growth rates for cash flows beyond the discrete forecast period; and (iii) appropriate discount rates. The Company recorded an impairment charge of $296.3 million related to the natural gas pipelines & services reporting unit, which represented the entire amount of the goodwill attributable to this reporting unit.

We have identified goodwill associated with the natural gas pipelines & services reporting unit as a critical audit matter due to significant judgments and assumptions made by management related to planned capital projects and related contract fees underlying the forecasted operating margin, the long-term growth rate for cash flows beyond the discrete forecast period, and the discount rate on the Company’s estimated fair value of the natural gas pipelines & services reporting unit. Auditing management’s judgments required especially subjective judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions for this reporting unit.

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

Property, Plant and Equipment, net – Marine Transportation Assets Group Impairment - Refer to Notes 2, 4, and 14 to the consolidated financial statements

Critical Audit Matter Description

Long-lived assets, which include property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through undiscounted future cash flows are written down to their estimated fair values. As a result of management’s recoverability test, a non-cash asset impairment charge of $256.7 million was recognized for the marine transportation asset group, which reduced the carrying value of this asset group to its estimated fair value of $410.0 million at December 31, 2020.

We have identified the non-cash impairment charge associated with management’s fair value estimate of the marine transportation asset group as a critical audit matter due to significant judgments and assumptions made by management related to i) the forecasted operating margin, ii) the long-term growth rate for cash flows beyond the discrete forecast period, and iii) the discount rate. Auditing management’s judgments required especially subjective judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments used within its recoverability test and the associated fair value estimate included the following, among others:

•
We tested the effectiveness of property, plant and equipment controls over the  review of assumptions underlying the forecasted operating margin, the long-term growth rate for cash flows beyond the discrete forecast period, and the discount rate.

•	We evaluated management’s ability to reasonably forecast operating margin by:

-	Performing a look-back test comparing actual results to management’s historical forecasts.

-	Performing a sensitivity analysis to evaluate the change in the fair value estimate that would result from changes in certain underlying assumptions.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the long-term growth rate for cash flows beyond the discrete forecast period and the discount rate by:

-	Testing the source information underlying the determination of the long-term growth rate and discount rate, and the mathematical accuracy of the calculations.

-	Developing a range of independent estimates and comparing those to the long-term growth rate and discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2021
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,059.9	$334.7
Restricted cash	98.2	75.3
Accounts receivable – trade, net of allowance for doubtful accounts of $46.5 at December 31, 2020 and $12.4 at December 31, 2019	4,802.6	4,873.6
Accounts receivable – related parties	5.6	2.5
Inventories	3,303.5	2,091.4
Derivative assets (see Note 14)	228.6	127.2
Prepaid and other current assets	411.0	358.2
Total current assets	9,909.4	7,862.9
Property, plant and equipment, net	41,912.8	41,603.4
Investments in unconsolidated affiliates	2,429.2	2,600.2
Intangible assets, net of accumulated amortization of $1,826.7 at December 31, 2020 and $1,687.5 at December 31, 2019 (see Note 6)	3,309.1	3,449.0
Goodwill (see Note 6)	5,448.9	5,745.2
Other assets	1,097.3	472.5
Total assets	$64,106.7	$61,733.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,325.0	$1,981.9
Accounts payable – trade	704.6	1,004.5
Accounts payable – related parties	149.5	162.3
Accrued product payables	5,395.4	4,915.7
Accrued interest	455.6	431.7
Derivative liabilities (see Note 14)	349.2	122.4
Other current liabilities	608.7	511.2
Total current liabilities	8,988.0	9,129.7
Long-term debt (see Note 7)	28,540.7	25,643.2
Deferred tax liabilities (see Note 16)	464.7	100.4
Other long-term liabilities	686.6	1,032.4
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,138 units outstanding at December 31, 2020)	49.3	–
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,182,308,958 units issued and outstanding at December 31, 2020 and 2,189,226,130 units issued and outstanding at December 31, 2019)	25,766.6	24,692.6
Treasury units, at cost	(1,297.3)	–
Accumulated other comprehensive income (loss)	(165.2)	71.4
Total partners’ equity	24,304.1	24,764.0
Noncontrolling interests in consolidated subsidiaries	1,073.3	1,063.5
Total equity	25,377.4	25,827.5
Total liabilities, preferred units, and equity	$64,106.7	$61,733.2

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Third parties	$27,163.0	$32,721.9	$36,426.5
Related parties	36.7	67.3	107.7
Total revenues (see Note 9)	27,199.7	32,789.2	36,534.2
Costs and expenses:
Operating costs and expenses:
Third party and other costs	21,160.5	25,649.8	29,991.2
Related parties	1,210.6	1,412.0	1,406.1
Total operating costs and expenses	22,371.1	27,061.8	31,397.3
General and administrative costs:
Third party and other costs	83.4	75.3	77.4
Related parties	136.2	136.4	130.9
Total general and administrative costs	219.6	211.7	208.3
Total costs and expenses (see Note 10)	22,590.7	27,273.5	31,605.6
Equity in income of unconsolidated affiliates	426.1	563.0	480.0
Operating income	5,035.1	6,078.7	5,408.6
Other income (expense):
Interest expense	(1,287.4)	(1,243.0)	(1,096.7)
Change in fair market value of Liquidity Option (see Note 17)	(2.3)	(119.6)	(56.1)
Gain on step acquisition of unconsolidated affiliate (see Note 12)	–	–	39.4
Interest income	13.4	11.6	3.6
Other, net	2.6	5.0	–
Total other expense, net	(1,273.7)	(1,346.0)	(1,109.8)
Income before income taxes	3,761.4	4,732.7	4,298.8
Benefit from (provision for) income taxes (see Note 16)	124.3	(45.6)	(60.3)
Net income	3,885.7	4,687.1	4,238.5
Net income attributable to noncontrolling interests (see Note 8)	(110.1)	(95.8)	(66.1)
Net income attributable to preferred units (see Note 8)	(0.9)	–	–
Net income attributable to common unitholders	$3,774.7	$4,591.3	$4,172.4

Earnings per unit: (see Note 11)
Basic earnings per common unit	$1.71	$2.09	$1.91
Diluted earnings per common unit	$1.71	$2.09	$1.91

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$3,885.7	$4,687.1	$4,238.5
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	124.4	44.1	293.2
Reclassification of gains to net income	(272.7)	(141.7)	(130.4)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	(127.5)	81.4	22.2
Reclassification of losses to net income	39.3	37.3	38.1
Total cash flow hedges	(236.5)	21.1	223.1
Other	(0.1)	(0.6)	(0.5)
Total other comprehensive income (loss)	(236.6)	20.5	222.6
Comprehensive income	3,649.1	4,707.6	4,461.1
Comprehensive income attributable to noncontrolling interests	(110.1)	(95.8)	(66.1)
Comprehensive income attributable to preferred units (see Note 8)	(0.9)	–	–
Comprehensive income attributable to common unitholders	$3,538.1	$4,611.8	$4,395.0

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$3,885.7	$4,687.1	$4,238.5
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	2,071.9	1,949.3	1,791.6
Impairment of goodwill (see Notes 2 and 6)	296.3	–	–
Impairment of assets other than goodwill (see Notes 2 and 4)	594.3	132.8	50.5
Equity in income of unconsolidated affiliates	(426.1)	(563.0)	(480.0)
Distributions received from unconsolidated affiliates attributable to earnings	426.6	568.0	479.4
Net gains attributable to asset sales (see Note 19)	(4.4)	(5.7)	(28.7)
Deferred income tax expense (benefit)	(147.6)	20.0	21.4
Change in fair market value of derivative instruments	(79.3)	27.2	17.8
Change in fair market value of Liquidity Option (see Note 17)	2.3	119.6	56.1
Gain on step acquisition of unconsolidated affiliate (see Note 12)	–	–	(39.4)
Non-cash expense related to long-term operating leases (see Note 17)	39.0	42.8	–
Net effect of changes in operating accounts (see Note 19)	(767.5)	(457.4)	16.2
Other operating activities	0.3	(0.2)	2.9
Net cash flows provided by operating activities	5,891.5	6,520.5	6,126.3
Investing activities:
Capital expenditures	(3,287.9)	(4,531.7)	(4,223.2)
Cash used for business combinations, net of cash received (see Note 12)	–	–	(150.6)
Investments in unconsolidated affiliates	(15.6)	(111.6)	(113.6)
Distributions received from unconsolidated affiliates attributable to the return of capital	187.5	63.3	50.0
Proceeds from asset sales (see Note 19)	12.8	20.6	161.2
Other investing activities	(17.5)	(16.1)	(5.4)
Cash used in investing activities	(3,120.7)	(4,575.5)	(4,281.6)
Financing activities:
Borrowings under debt agreements	6,672.1	58,172.6	79,588.7
Repayments of debt	(4,406.6)	(56,716.5)	(77,957.1)
Debt issuance costs	(46.3)	(27.6)	(49.1)
Monetization of interest rate derivative instruments (see Note 14)	(33.3)	–	22.1
Cash distributions paid to common unitholders (see Note 8)	(3,891.0)	(3,839.8)	(3,726.9)
Cash payments made in connection with distribution equivalent rights	(27.1)	(22.1)	(17.7)
Cash distributions paid to noncontrolling interests (see Note 8)	(131.3)	(106.2)	(81.6)
Cash contributions from noncontrolling interests (see Note 8)	30.9	632.8	238.1
Net cash proceeds from the issuance of common units	–	82.2	538.4
Repurchase of common units under buyback programs (see Note 8)	(186.3)	(81.1)	(30.8)
Net cash proceeds from the issuance of preferred units (see Note 8)	31.5	–	–
Other financing activities	(35.3)	(39.4)	(29.0)
Cash used in financing activities	(2,022.7)	(1,945.1)	(1,504.9)
Net change in cash and cash equivalents, including restricted cash	748.1	(0.1)	339.8
Cash and cash equivalents, including restricted cash, January 1	410.0	410.1	70.3
Cash and cash equivalents, including restricted cash, December 31	$1,158.1	$410.0	$410.1

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2017	$22,718.9	$–	$(171.7)	$225.2	$22,772.4
Net income	4,172.4	–	–	66.1	4,238.5
Cash distributions paid to common unitholders	(3,726.9)	–	–	–	(3,726.9)
Cash payments made in connection with distribution equivalent rights	(17.7)	–	–	–	(17.7)
Cash distributions paid to noncontrolling interests	–	–	–	(81.6)	(81.6)
Cash contributions from noncontrolling interests	–	–	–	238.1	238.1
Net cash proceeds from the issuance of common units	538.4	–	–	–	538.4
Common units issued in connection with employee compensation	39.1	–	–	–	39.1
Common units issued in connection with land acquisition	30.0	–	–	–	30.0
Repurchase and cancellation of common units under Legacy Buyback Program	(30.8)	–	–	–	(30.8)
Amortization of fair value of equity-based awards	104.7	–	–	–	104.7
Cash flow hedges	–	–	223.1	–	223.1
Other, net	(25.5)	–	(0.5)	(9.1)	(35.1)
Balance, December 31, 2018	23,802.6	–	50.9	438.7	24,292.2
Net income	4,591.3	–	–	95.8	4,687.1
Cash distributions paid to common unitholders	(3,839.8)	–	–	–	(3,839.8)
Cash payments made in connection with distribution equivalent rights	(22.1)	–	–	–	(22.1)
Cash distributions paid to noncontrolling interests	–	–	–	(106.2)	(106.2)
Cash contributions from noncontrolling interests	–	–	–	632.8	632.8
Net cash proceeds from the issuance of common units	82.2	–	–	–	82.2
Common units issued in connection with employee compensation	45.6	–	–	–	45.6
Repurchase and cancellation of common units under 2019 Buyback Program	(81.1)	–	–	–	(81.1)
Amortization of fair value of equity-based awards	143.3	–	–	–	143.3
Cash flow hedges	–	–	21.1	–	21.1
Other, net	(29.4)	–	(0.6)	2.4	(27.6)
Balance, December 31, 2019	24,692.6	–	71.4	1,063.5	25,827.5
Net income	3,774.7	–	–	110.1	3,884.8
Cash distributions paid to common unitholders	(3,891.0)	–	–	–	(3,891.0)
Cash payments made in connection with distribution equivalent rights	(27.1)	–	–	–	(27.1)
Cash distributions paid to noncontrolling interests	–	–	–	(131.3)	(131.3)
Cash contributions from noncontrolling interests	–	–	–	30.9	30.9
Repurchase and cancellation of common units under 2019 Buyback Program	(186.3)	–	–	–	(186.3)
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option (see Note 8)	1,297.3	–	–	–	1,297.3
Treasury units acquired in connection with settlement of Liquidity Option, at cost (see Note 8)	–	(1,297.3)	–	–	(1,297.3)
Common units exchanged for preferred units, with common units received being immediately cancelled (see Note 8)	(17.5)	–	–	–	(17.5)
Amortization of fair value of equity-based awards	158.6	–	–	–	158.6
Cash flow hedges	–	–	(236.5)	–	(236.5)
Other, net	(34.7)	–	(0.1)	0.1	(34.7)
Balance, December 31, 2020	$25,766.6	$(1,297.3)	$(165.2)	$1,073.3	$25,377.4
See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KEY REFERENCES USED IN THESE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references to “we,” “us,” or “our” within these Notes to Consolidated Financial Statements are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

References to the “Partnership” mean Enterprise Products Partners L.P. on a standalone basis.

References to “EPO” mean Enterprise Products Operating LLC, which is an indirect wholly owned subsidiary of the Partnership, and its consolidated subsidiaries, through which the Partnership conducts its business.  We are managed by our general partner, Enterprise Products Holdings LLC (“Enterprise GP”), which is a wholly owned subsidiary of Dan Duncan LLC, a privately held Texas limited liability company.

The membership interests of Dan Duncan LLC are owned by a voting trust, the current trustees (“DD LLC Trustees”) of which are: (i) Randa Duncan Williams, who is also a director and Chairman of the Board of Directors (the “Board”) of Enterprise GP;  (ii) Richard H. Bachmann, who is also a director and Vice Chairman of the Board of Enterprise GP; and (iii) W. Randall Fowler, who is also a director and the Co-Chief Executive Officer and Chief Financial Officer of Enterprise GP.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as managers of Dan Duncan LLC.

References to “EPCO” mean Enterprise Products Company, a privately held Texas corporation, and its privately held affiliates.  The outstanding voting capital stock of EPCO is owned by a voting trust, the current trustees (“EPCO Trustees”) of which are:  (i) Ms. Duncan Williams, who serves as Chairman of EPCO; (ii) Mr. Bachmann, who serves as the President and Chief Executive Officer of EPCO; and (iii) Mr. Fowler, who serves as an Executive Vice President and the Chief Financial Officer of EPCO.  Ms. Duncan Williams and Messrs. Bachmann and Fowler also currently serve as directors of EPCO.

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding and 30.2% of its preferred units outstanding at December 31, 2020.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Partnership Organization and Operations

We are a publicly traded Delaware limited partnership, the common units of which are listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “EPD.”  Our preferred units are not publicly traded.  We were formed in April 1998 to own and operate certain natural gas liquids (“NGLs”) related businesses of EPCO and are a leading North American provider of midstream energy services to producers and consumers of natural gas, NGLs, crude oil, petrochemicals and refined products.  We are owned by our limited partners (preferred and common unitholders) from an economic perspective.   Enterprise GP, which owns a non-economic general partner interest in us, manages our Partnership. We conduct substantially all of our business operations through EPO and its consolidated subsidiaries.

Our fully integrated, midstream energy asset network (or “value chain”) links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the United States (“U.S.”), Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations include:

•	natural gas gathering, treating, processing, transportation and storage;

•	NGL transportation, fractionation, storage, and marine terminals (including those used to export liquefied petroleum gases, or “LPG,” and ethane);

•	crude oil gathering, transportation, storage, and marine terminals;

•
propylene production facilities (including propane dehydrogenation (“PDH”) facilities), butane isomerization, octane enhancement, isobutane dehydrogenation (“iBDH”) and high purity isobutylene (“HPIB”) production facilities;

•	petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene; and

•	a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 15 for information regarding related party matters.

Our operations are reported under four business segments: NGL Pipelines & Services, Crude Oil Pipelines & Services, Natural Gas Pipelines & Services and Petrochemical & Refined Products Services.  See Note 10 for additional information regarding our business segments.

Note 2.  Summary of Significant Accounting Policies

Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts at each reporting date using a current expected credit loss model, which requires the measurement of expected credit losses for financial assets (e.g., accounts receivable) based on historical experience with customers, current economic conditions, and reasonable and supportable forecasts.  We may also increase the allowance for doubtful accounts in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our allowance for doubtful accounts activity for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$12.4	$11.5	$12.1
Charged to costs and expenses	8.4	1.2	0.7
Charged to other accounts (1)	28.7	–	–
Deductions	(3.0)	(0.3)	(1.3)
Balance at end of period	$46.5	$12.4	$11.5

(1)	Amount presented for 2020 primarily relates to the reclassification of deferred revenue balances to allowance for doubtful accounts in connection with customer bankruptcies and contractual disputes.

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

	December 31,
	2020	2019
Cash and cash equivalents	$1,059.9	$334.7
Restricted cash	98.2	75.3
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$1,158.1	$410.0

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

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2020, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$7.2	$6.9	$11.6
Charged to costs and expenses	6.2	12.3	8.2
Acquisition-related additions and other	2.6	2.5	1.7
Deductions	(11.5)	(14.5)	(14.6)
Balance at end of period	$4.5	$7.2	$6.9

At December 31, 2020 and 2019, $3.8 million and $5.8 million, respectively, of our environmental reserves were classified as current liabilities.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

Our recurring and nonrecurring fair value estimates are based on either (i) actual market data or (ii) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk, in the principal market of the asset or liability at a specified measurement date.  Recognized valuation techniques (such as the income or market approaches) employ inputs such as contractual prices, quoted market prices or rates, operating costs, discount factors and business growth rates.  These inputs may be either readily observable, corroborated by market data or generally unobservable.  In developing our estimates of fair value, we endeavor to utilize the best information available and apply market-based data to the extent possible.

A three-tier hierarchy has been established that classifies fair value amounts recognized in the financial statements based on the observability of inputs used to estimate such fair values.  The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2 fair value measures) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3 fair value measures).  At each balance sheet reporting date, we categorize our financial assets and liabilities using this hierarchy.  The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:

•
Level 1 fair value measures.  Level 1 fair values are based on quoted prices, which are available in active markets for identical assets or liabilities as of the measurement date.  Active markets are defined as those in which transactions for identical assets or liabilities occur with sufficient frequency so as to provide pricing information on an ongoing basis (e.g., transactions on the New York Mercantile Exchange (“NYMEX”)).  Our Level 1 fair values consist of financial assets and liabilities such as exchange-traded commodity derivative instruments.

•
Level 2 fair value measures.  Level 2 fair values are based on pricing inputs other than quoted prices in active markets (a Level 1 fair value measure) and are either directly or indirectly observable as of the measurement date.  Level 2 fair values include instruments that are valued using financial models or other appropriate valuation methodologies.  Such financial models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, the time value of money, volatility factors, current market and contractual prices for the underlying instruments and other relevant economic measures.  Substantially all of these assumptions (i) are observable in the marketplace throughout the full term of the instrument; (ii) can be derived from observable data; or (iii) are validated by inputs other than quoted prices (e.g., interest rate and yield curves at commonly quoted intervals).  Our Level 2 fair values primarily consist of commodity derivative instruments such as forwards, swaps and other instruments transacted on an exchange or over-the-counter and interest rate derivative instruments.  The fair values of these derivative instruments are based on observable price quotes for similar products and locations.  The fair value of our interest rate derivatives are determined using financial models that incorporate third-party yield curves for the same period as the future interest rate swap settlements.

•
Level 3 fair value measures.  Level 3 fair values are based on unobservable inputs.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  Unobservable inputs reflect management’s ideas about the assumptions that market participants would use in pricing an asset or liability (including assumptions about risk).  Unobservable inputs are based on the best information available to us in the circumstances, which might include our internally developed forecasts.  Level 3 inputs are typically used in connection with internally developed valuation methodologies where we make our best estimate of fair value.  Valuations using Level 3 inputs are reviewed and approved by members of senior management.

With regards to commodity derivatives, our Level 3 fair values primarily consist of the following commodity derivative instruments used to hedge various inventories and transportation capacities: (i) NGL-based contracts with terms greater than one year; (ii) crude, natural gas and refined products-based contracts with terms greater than 36 months; (iii) over-the-counter options; and (iv) exchange traded options with terms greater than one year.  In addition, we often rely on price quotes from reputable brokers who publish price quotes on certain products and compare these prices to other reputable brokers for the same products in the same markets whenever possible.  These prices, when combined with data from our commodity derivative instruments, are used in our models to determine the fair value of such instruments.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our nonrecurring fair value estimates are generally based on the income approach to fair value and reflect various Level 3 inputs.  In many cases, there are no active markets (a Level 1 fair value measure) to rely on or other similar recent transactions (a Level 2 fair value measure) to compare to. Our nonrecurring fair value estimates often include management’s expectations of the residual market values for the underlying assets based on their knowledge and experience in the industry (a Level 3 fair value measure). Other examples of Level 3 inputs used in the valuation models include anticipated gross operating margins, throughput or processing volumes, utilization factors, sustaining capital expenditures, discount rates and business growth rates.  When probability weights are used in cash flow modeling, the weights are generally obtained from management personnel having oversight responsibilities for the assets being tested.

Impairment Testing

The following table summarizes our asset impairment charges by type as presented on our Statements of Consolidated Cash Flows for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Impairment charges reflected in operating costs and expenses:
Property, plant and equipment (see Note 4)	$589.8	$51.0	$46.8
Investment in unconsolidated affiliate (see Note 5)	–	76.4	–
Goodwill (see Note 6)	296.3	–	–
Other (1)	4.5	5.3	3.7
Total asset impairment charges in operating costs and expenses	890.6	132.7	50.5
Other property, plant and equipment impairment charges (2)	–	0.1	–
Total asset impairment charges	$890.6	$132.8	$50.5

(1)	Primarily represents the write-down of surplus materials classified as current assets and intangible assets other than goodwill.
(2)	Amounts presented are reflected in general and administrative costs.

Asset impairment charges related to operations are a component of “Third party and other costs” within the “Operating costs and expenses” section of our Statements of Consolidated Operations.

The following information describes our accounting policies regarding impairment testing for major asset categories:

•
Impairment Testing for Long-Lived Assets.  Long-lived assets, which consist of intangible assets with finite lives and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded.  Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.  See Note 4 for information regarding impairment charges attributable to property, plant and equipment.

•
Impairment Testing for Investments in Unconsolidated Affiliates. We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other than temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the value of an investment is not recoverable due to an other than temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value.  See Note 5 for information regarding an impairment charge attributable to our investments in unconsolidated affiliates in 2019.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•
Impairment Testing for Goodwill.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  We test goodwill for impairment at the reporting unit (or operating segment) level following guidance in ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” the provisions of which we adopted on January 1, 2020. Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

We determine the fair value of each reporting unit using accepted valuation techniques, primarily through the use of discounted cash flows (i.e., an income approach to fair value) supplemented by market-based assessments, if available.  The estimated fair values of our reporting units incorporate assumptions regarding the future economic prospects of the assets and operations that comprise each reporting unit including: (i) discrete financial forecasts for the assets comprising the reporting unit, which, in turn, rely on management’s estimates of long-term operating margins, throughput volumes, capital investments and similar factors; (ii) long-term growth rates for the reporting unit’s cash flows beyond the discrete forecast period; and (iii) appropriate discount rates.  The fair value estimates are based on Level 3 inputs of the fair value hierarchy.  We believe that the assumptions we use in estimating reporting unit fair values are consistent with those that market participants would use in their fair value estimation process.  However, due to uncertainties in the estimation process and volatility in the supply and demand for hydrocarbons and similar risk factors, actual results could differ significantly from our estimates. See Note 6 for information regarding an impairment charge attributable to goodwill in 2020.

We are closely monitoring the recoverability of our long-lived assets, investments in unconsolidated affiliates and goodwill in light of the adverse economic effects of the coronavirus disease 2019 (“COVID-19”) pandemic.  If the adverse economic impacts of the pandemic persist for longer periods than currently expected, these developments could result in the recognition of additional non-cash impairment charges in the future.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ASC 842 resulted in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements. Upon adoption of ASC 842 on January 1, 2019, we recognized a $246.1 million ROU asset and a corresponding lease liability based on the present value of then existing long-term operating lease obligations. In addition, we elected to apply several practical expedients and made accounting policy elections upon adoption of ASC 842 including:

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Certain of our plant facilities undergo periodic planned outages for major maintenance activities. The method of accounting for these activities depends on whether the plant utilizes either a distillation-based or reaction-based process.  Our natural gas processing plants, NGL fractionators, deisobutanizers, propylene splitters and similar facilities utilize thermal distillation processes to separate hydrocarbons into more useful components. Our reaction-based plants, which primarily include our PDH, isomerization and octane enhancement facilities, utilize catalysts to facilitate chemical reactions that convert lower value hydrocarbons into higher value products. We use the expense-as-incurred method to account for the planned major maintenance activities of distillation-based plants.  For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. We adopted the deferral method for our reaction-based plants in November 2020.  Historically, the costs of major maintenance activities attributable to our reaction-based facilities, principally our octane enhancement assets, were not material to our consolidated financial statements.

With regard to the planned major maintenance activities of our marine transportation assets and underground storage caverns, we continue to use the deferral method to account for such costs.

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

Revenues

Substantially all of our revenues are accounted for under ASC 606, Revenue from Contracts with Customers, however, to a limited extent, some revenues are accounted for under other guidance such as ASC 842, Leases, ASC 845, Nonmonetary Transactions, or ASC 815, Derivatives and Hedging Activities.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our revenue streams are derived from the sale of products and providing midstream services.  Revenues from the sale of products are recognized at a point in time, which represents the transfer of control (and the satisfaction of our performance obligation under the contract) to the customer.  From that point forward, the customer is able to direct the use of, and obtain substantially all the benefits from its use of, the products.  With respect to midstream services (e.g., interruptible transportation), we satisfy our performance obligations over time and recognize revenues when the services are provided and the customer receives the benefits based on an output measure of volumes redelivered.  We believe this measure is a faithful depiction of the transfer of control for midstream services since there is (i) an insignificant period of time between the receipt of customers’ volumes and their subsequent redelivery, and (ii) it is not possible to individually track and differentiate customers’ inventories as they traverse our facilities.  For stand-ready performance obligations (e.g., a storage capacity reservation contract), we recognize revenues over time on a straight-line basis as time elapses over the term of the contract. We believe that these approaches accurately depict the transfer of benefits to the customer.

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2020	2019
NGLs	$1,888.1	$1,094.9
Petrochemicals and refined products	642.6	311.5
Crude oil	758.1	674.2
Natural gas	14.7	10.8
Total	$3,303.5	$2,091.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Cost of sales (1)	$16,723.2	$22,065.8	$26,789.8
Lower of cost or net realizable value adjustments recognized in cost of sales	60.2	22.7	11.5

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

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related accumulated depreciation balances were as follows at the dates indicated:

	Estimated Useful Life		December 31,
	in Years		2020	2019
Plants, pipelines and facilities (1)	3-45	(5)	$49,972.8	$47,201.2
Underground and other storage facilities (2)	5-40	(6)	4,207.5	3,965.5
Transportation equipment (3)	3-10		204.9	198.9
Marine vessels (4)	15-30		932.7	905.9
Land			371.9	372.3
Construction in progress			1,807.7	2,641.2
Total			57,497.5	55,285.0
Less accumulated depreciation			15,584.7	13,681.6
Property, plant and equipment, net			$41,912.8	$41,603.4

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

(6)	In general, the estimated useful lives of assets within this category are: underground storage facilities, 5-35 years; storage tanks, 10-40 years; and water wells, 5-35 years.

The following table summarizes our depreciation expense and capitalized interest amounts for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Depreciation expense (1)	$1,681.9	$1,562.6	$1,436.2
Capitalized interest (2)	115.0	143.8	147.9

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2)	Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.

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

Property, plant and equipment at December 31, 2020 and 2019 includes $69.7 million and $69.6 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
ARO liability beginning balance	$132.1	$126.3	$86.7
Liabilities incurred	4.6	5.0	24.4
Liabilities settled	(1.5)	(2.3)	(2.5)
Revisions in estimated cash flows	6.1	(4.8)	11.5
Accretion expense	8.2	7.9	6.2
ARO liability ending balance	$149.5	$132.1	$126.3

The following table presents our forecast of ARO-related accretion expense for the years indicated:

2021	2022	2023	2024	2025
$8.6	$9.1	$9.6	$10.3	$10.9

Impairments of Property, Plant and Equipment

The following table presents our non-cash asset impairment charges involving property, plant and equipment by business segment for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
NGL Pipelines & Services:
South Texas natural gas processing plants	$86.9	$15.6
Other	121.2	23.5	$18.6
Crude Oil Pipelines & Services:
Cancellation of Midland-to-ECHO 4 project	42.2
Other	3.3	2.6	11.2
Natural Gas Pipelines & Services:
South Texas natural gas gathering pipelines	37.8
Other	5.5	4.8	13.9
Petrochemical & Refined Products Services:
Marine transportation business	252.1
Other	40.8	4.6	3.1
Total impairment charges for property, plant and equipment	$589.8	$51.1	$46.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information summarizes our significant asset impairment charges involving property, plant and equipment that were recognized during the year ended December 31, 2020:

•
In December 2020, we evaluated our marine transportation business for impairment due to a lower demand outlook for such services. As a result of our review, we recognized an impairment charge of $256.7 million, which reduced the carrying value of this asset group to its estimated fair value of $410.0 million at December 31, 2020.  The impairment charge reduced property, plant and equipment by $252.1 million and intangible assets by $4.6 million. Our marine transportation assets, which consist of 65 tow boats, 160 tank barges and shipyard and repair facilities, serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida, and the Tennessee-Tombigbee waterway system.

•
In December 2020, we evaluated certain of our natural gas gathering and processing assets in South Texas for impairment due to a lower production outlook.  As a result of our review, we recognized an aggregate impairment charge of $125.7 million, which reduced the total carrying value of these assets to their estimated fair value of $21.3 million at December 31, 2020.  The impairment charge reduced property, plant and equipment by $124.7 million and intangible assets by $1.0 million.  The natural gas assets impacted by this review were our Armstrong, Gilmore, Shilling and Indian Springs natural gas processing facilities and our Indian Springs and Big Thicket Gathering Systems.

•
In September 2020, we recognized $42.2 million of impairment expense due to our cancellation of the Midland-to-ECHO 4 pipeline construction project.  In connection with the cancellation, we reclassified $311.7 million of pipe and related items that were purchased for the project from construction in progress to long-term spare parts, where they will be held for future use. Long-term spare parts is a component of “Other assets” as presented on our Consolidated Balance Sheet. While being held as long-term spare parts, these assets are depreciated over their expected useful lives as spare parts.

•
The remainder of our impairment charges for 2020 (i.e., those classified as “Other” in the preceding table) are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

For information regarding our non-recurring fair value estimates for the marine transportation business and our South Texas natural gas gathering and processing assets, see Note 14.

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated. We account for these investments using the equity method.

	Ownership Interest at December 31,	December 31,
	2020	2020	2019
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$23.4	$23.2
K/D/S Promix, L.L.C. (“Promix”)	50%	23.0	25.7
Baton Rouge Fractionators LLC (“BRF”)	32.2%	13.8	15.6
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	31.6	33.1
Texas Express Pipeline LLC (“Texas Express”)	35%	342.8	358.1
Texas Express Gathering LLC (“TEG”)	45%	37.7	41.1
Front Range Pipeline LLC (“Front Range”)	33.3%	199.3	207.0
Crude Oil Pipelines & Services:
Seaway Crude Holdings LLC (“Seaway”)	50%	1,224.0	1,353.1
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	376.8	386.5
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	122.9	126.9
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	18.2	19.1
Old Ocean Pipeline, LLC (“Old Ocean”)	50%	13.2	8.2
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30%	1.6	2.0
Transport 4, LLC (“Transport 4”)	25%	0.9	0.6
Total		$2,429.2	$2,600.2

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Petrochemical & Refined Products Services

The principal business activity of each investee included in our Petrochemical & Refined Products Services segment is described as follows:

•	BRPC owns a propylene fractionation facility located in south Louisiana.

•	Transport 4 provides pipeline and terminal logistics services used by our refined products pipelines.

Equity Earnings

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
NGL Pipelines & Services	$121.3	$114.5	$117.0
Crude Oil Pipelines & Services	301.2	449.2	365.4
Natural Gas Pipelines & Services	5.8	6.3	6.8
Petrochemical & Refined Products Services (1)	(2.2)	(7.0)	(9.2)
Total	$426.1	$563.0	$480.0

(1)	The losses recorded for this segment are primarily due to protection, maintenance and pipeline integrity costs of the idled Centennial Pipeline, which was purged and filled with nitrogen in 2013.

Impairment of Investment in Unconsolidated Affiliate

In December 2019, we recorded a $76.4 million impairment charge to fully write off our 50% equity method investment in Centennial Pipeline LLC (“Centennial”), which owns the idled Centennial Pipeline and related terminal infrastructure. Due to declines in the viability of potential commercial transactions involving this former refined products pipeline, we concluded that our investment was not recoverable and had no fair value at December 31, 2019.  The impairment charge is a component of operating costs and expenses for the year ended December 31, 2019 as presented on our Statements of Consolidated Operations.  We continue to own a 50% equity interest in the Centennial Pipeline, which is being maintained in an idled state in accordance with governmental regulations.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2020			December 31, 2019
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(221.3)	$226.5	$447.8	$(206.3)	$241.5
Contract-based intangibles	162.6	(55.0)	107.6	162.6	(43.9)	118.7
Segment total	610.4	(276.3)	334.1	610.4	(250.2)	360.2
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195.0	(291.6)	1,903.4	2,203.5	(243.5)	1,960.0
Contract-based intangibles	283.1	(249.9)	33.2	276.9	(235.0)	41.9
Segment total	2,478.1	(541.5)	1,936.6	2,480.4	(478.5)	2,001.9
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(512.2)	838.1	1,350.3	(481.6)	868.7
Contract-based intangibles	470.7	(403.8)	66.9	468.0	(395.5)	72.5
Segment total	1,821.0	(916.0)	905.0	1,818.3	(877.1)	941.2
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(68.3)	113.1	181.4	(57.5)	123.9
Contract-based intangibles	44.9	(24.6)	20.3	46.0	(24.2)	21.8
Segment total	226.3	(92.9)	133.4	227.4	(81.7)	145.7
Total intangible assets	$5,135.8	$(1,826.7)	$3,309.1	$5,136.5	$(1,687.5)	$3,449.0

The following table presents the amortization expense of our intangible assets by business segment for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
NGL Pipelines & Services	$25.2	$31.9	$34.7
Crude Oil Pipelines & Services	71.5	92.7	87.8
Natural Gas Pipelines & Services	38.8	41.4	39.1
Petrochemical & Refined Products Services	7.7	8.7	8.7
Total	$143.2	$174.7	$170.3

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2021	2022	2023	2024	2025
$144.5	$161.3	$169.0	$165.1	$163.5

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 31, 2020, the carrying value of our portfolio of customer relationship intangible assets was $3.08 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2020
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (acquired 2015)	21.4 years	$1,409.8	$(188.1)	$1,221.7
State Line and Fairplay (acquired 2010)	26.2 years	895.0	(224.0)	671.0
San Juan Gathering (acquired 2004)	18.8 years	331.3	(245.3)	86.0
General customer relationships:
Oiltanking (acquired 2014)	23.0 years	1,192.5	(162.6)	1,029.9

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

In December 2020, we recognized $5.6 million of impairment charges attributable to customer relationship intangible assets in connection with our writedowns of the marine transportation business and certain South Texas natural gas processing and gathering assets (see Note 4).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations. These intangible assets are typically valued using an income approach that incorporate the terms of the agreements.  At December 31, 2020, the carrying value of our portfolio of contract-based intangible assets was $228.0 million, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2020
		Gross Value	Accumulated Amortization	Carrying Value
Oiltanking customer contracts	3.0 years	$293.3	$(261.7)	$31.6
Jonah natural gas gathering agreements	21.0 years	224.4	(175.8)	48.6
Delaware Basin natural gas processing contracts	6.0 years	82.6	(23.7)	58.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of their net assets at acquisition.  Our goodwill balance was $5.45 billion and $5.75 billion at December 31, 2020 and 2019, respectively.

Based on our most recent goodwill impairment test at December 31, 2020, the estimated fair value of each of our reporting units, with the exception of our natural gas pipelines and services reporting unit (as described below), was at least 10% in excess of its carrying value.  The following table presents changes in the carrying amount of goodwill by business segment during the periods indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2018	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2

Balance at December 31, 2019	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2
Impairment of goodwill	–	–	(296.3)	–	(296.3)
Balance at December 31, 2020	$2,651.7	$1,841.0	$–	$956.2	$5,448.9

In December 2020, management determined that the carrying value of our natural gas pipelines and services reporting unit exceeded its estimated fair value. This reporting unit, which reflects the operations of our Natural Gas Pipelines & Services business segment, includes our natural gas gathering and transmission pipelines, storage facilities and related marketing activities.  The long-term outlook for natural gas production in certain supply basins such as the Rocky Mountains and East Texas is expected to remain lower for longer due to reduced drilling activity. In addition, the decline in pipeline revenues attributable to lower regional natural gas price spreads is expected to adversely impact the future cash flows of our transmission pipelines. These factors, coupled with an increase in the estimated rate of return required for such businesses by market participants, resulted in the fair value of this reporting unit being less than its carrying value at December 31, 2020.  The resulting goodwill impairment charge of $296.3 million represents the entire amount of goodwill attributable to this reporting unit and is reflected as a component of operating costs and expenses for the year ended December 31, 2020 as presented on our Statements of Consolidated Operations.

We did not record any goodwill impairment charges during the years ended December 31, 2019 or 2018.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2020	2019
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$482.0
Senior Notes Q, 5.25% fixed-rate, due January 2020	–	500.0
Senior Notes Y, 5.20% fixed-rate, due September 2020	–	1,000.0
Senior Notes TT, 2.80% fixed-rate, due February 2021	750.0	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	575.0	575.0
September 2020 364-Day Revolving Credit Agreement, variable-rate, due September 2021	–	–
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Multi-Year Revolving Credit Agreement, variable-rate, due September 2024	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	1,250.0
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250.0	–
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	1,250.0
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000.0	–
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000.0	–
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000.0	–
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	27,500.0	25,232.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	232.2
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	30,146.4	27,878.4
Other, non-principal amounts	(280.7)	(253.3)
Less current maturities of debt	(1,325.0)	(1,981.9)
Total long-term debt	$28,540.7	$25,643.2

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR") plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2020:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	1.78% to 2.08%	1.86%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	3.00% to 4.68%	3.66%

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

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material impact on us.

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2020 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2021	2022	2023	2024	2025	Thereafter
Senior Notes	$27,500.0	$1,325.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$21,525.0
Junior Subordinated Notes	2,646.4	–	–	–	–	–	2,646.4
Total	$30,146.4	$1,325.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$24,171.4

In February 2021, EPO notified its trustee and paying agent to redeem all of the $575.0 million outstanding principal amount of its Senior Notes RR effective as of March 15, 2021 (one month prior to their scheduled maturity in April 2021).  These notes are redeemable at EPO’s election at par (i.e., at a redemption price equal to the outstanding principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon).  On a short term basis, the redemption of EPO’s Senior Notes RR is expected to be made using proceeds from the issuance of short term notes under EPO’s commercial paper program.

EPO Debt Obligations

Commercial Paper Notes
EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $3.0 billion in aggregate principal amount of short-term notes.  As a back-stop to the program, we intend to maintain a minimum available borrowing capacity under EPO’s Multi-Year Revolving Credit Agreement equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by the Partnership.  As of December 31, 2020, EPO had no short-term notes outstanding under its commercial paper program.

364-Day Revolving Credit Agreements
In September 2020, EPO entered into a new 364-Day Revolving Credit Agreement (the “September 2020 364-Day Revolving Credit Agreement”) that replaced its September 2019 364-Day Revolving Credit Agreement.  Under the terms of the September 2020 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  The September 2020 364-Day Revolving Credit Agreement matures in September 2021. To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in September 2022. Borrowings under the September 2020 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The September 2020 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The September 2020 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the September 2020 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

Multi-Year Revolving Credit Agreement
EPO has entered into a multi-year revolving credit agreement (as amended, the “Multi-Year Revolving Credit Agreement”) that provides for a borrowing capacity of $3.5 billion, which may be increased by up to $500 million to $4.0 billion at EPO’s election provided certain conditions are met, with a maturity date of September 10, 2024.  The maturity date may be extended at EPO’s request by up to two years, with the consent of required lenders as set forth under the credit agreement.  Borrowings under the Multi-Year Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The Multi-Year Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The Multi-Year Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the Multi-Year Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

Senior Notes
EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $4.25 billion, $2.5 billion and $5.0 billion of senior notes during the years ended December 31, 2020, 2019 and 2018, respectively.

In January 2020, EPO issued $3.0 billion aggregate principal amount of senior notes comprised of (i) $1.0 billion principal amount of senior notes due January 2030 (“Senior Notes AAA”), (ii) $1.0 billion principal amount of senior notes due January 2051 (“Senior Notes BBB”) and (iii) $1.0 billion principal amount of senior notes due January 2060 (“Senior Notes CCC”).  Senior Notes AAA were issued at 99.921% of their principal amount and have a fixed rate of interest of 2.80% per year. Senior Notes BBB were issued at 99.413% of their principal amount and have a fixed rate of interest of 3.70% per year. Senior Notes CCC were issued at 99.360% of their principal amount and have a fixed rate of interest of 3.95% per year.  Net proceeds from the January 2020 senior notes offering were used by EPO for the repayment of $500.0 million principal amount of its Senior Notes Q that matured in January 2020, the repayment of amounts outstanding under its commercial paper program and for general company purposes.  In addition, net proceeds from this offering were used by EPO for the repayment of $1.0 billion principal amount of its Senior Notes Y that matured in September 2020.

In August 2020, EPO issued $1.0 billion in principal amount of senior notes due February 2052 (“Senior Notes DDD”) and $250.0 million in principal amount of reopened Senior Notes AAA. The reopened Senior Notes AAA form a single series with the original notes of that series, trade under the same CUSIP number, and have the same terms as to status, redemption or otherwise as the original notes of that series.  The reopened Senior Notes AAA were issued at 107.211% of their principal amount and have a fixed rate of interest of 2.80% per year. Senior Notes DDD were issued at 99.233% of their principal amount and have a fixed rate of interest of 3.20% per year.  Net proceeds from the issuance of these senior notes were used for general company purposes, including for growth capital investments, and to repay a portion of the $750.0 million in principal amount of Senior Notes TT that matured in February 2021.

EPO’s senior notes are unconditionally guaranteed on an unsecured and unsubordinated basis by the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EPO Junior Subordinated Notes
EPO’s payment obligations under its junior subordinated notes (“junior notes”) are subordinated to all of its current and future senior indebtedness.  The indenture agreement governing the junior notes allows EPO to defer interest payments on one or more occasions for up to ten consecutive years subject to certain conditions.  Subject to certain exceptions, during any period in which interest payments are deferred, neither the Partnership nor EPO can declare or make any distributions on any of our respective equity securities or make any payments on indebtedness or other obligations that rank equal with or are subordinate to the junior notes.  Each series of EPO’s junior notes rank equal with each other and generally are not redeemable by EPO while such notes bear interest at a fixed annual rate.  EPO issued $700.0 million of junior notes during the year ended December 31, 2018.

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

EPO’s junior notes are unconditionally guaranteed on an unsecured and subordinated basis by the Partnership.

EPO repurchased and retired $24.2 million in principal amount of its Junior Subordinated Notes C in 2019.  A $1.5 million gain on the extinguishment of these debt obligations is included in “Other, net” on our Statements of Consolidated Operations with respect to the year ended December 31, 2019.

Letters of Credit

At December 31, 2020, EPO had $200.7 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2020.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2017:

Common units outstanding at December 31, 2017	2,161,089,479
Common unit repurchases under Legacy Buyback Program	(1,236,800)
Common units issued in connection with DRIP and EUPP	19,861,951
Common units issued in connection with the vesting of phantom unit awards, net	2,442,436
Common units issued in connection with employee compensation	1,443,586
Common units issued in connection with land acquisition	1,223,242
Other	45,135
Common units outstanding at December 31, 2018	2,184,869,029
Common unit repurchases under 2019 Buyback Program	(2,909,128)
Common units issued in connection with DRIP and EUPP	2,897,990
Common units issued in connection with the vesting of phantom unit awards, net	2,720,603
Common units issued in connection with employee compensation	1,626,041
Other	21,595
Common units outstanding at December 31, 2019	2,189,226,130
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option in March 2020	54,807,352
Treasury units acquired in connection with settlement of the Liquidity Option in March 2020	(54,807,352)
Common unit repurchases under 2019 Buyback Program	(8,978,317)
Common units issued in connection with the vesting of phantom unit awards, net	3,162,095
Common units exchanged for preferred units in September 2020, with the common units received being immediately cancelled	(1,120,588)
Other	19,638
Common units outstanding at December 31, 2020	2,182,308,958

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership’s common units represent limited partner interests that give the holders thereof the right to participate in distributions and to exercise the other rights or privileges available to them under our Seventh Amended and Restated Agreement of Limited Partnership (as amended from time to time, the “Partnership Agreement”).  In accordance with the Partnership Agreement, capital accounts are maintained for our limited partners.  The capital account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity balances presented in our consolidated financial statements prepared in accordance with GAAP.  Partnership earnings and cash distributions are allocated to holders of our common units in accordance with their respective percentage interests.

Registration Statements
We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively. EPO issued $4.25 billion of senior notes during 2020 using the 2019 Shelf (see Note 7).

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three years ended December 31, 2020.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.54 billion as of December 31, 2020.

We may issue additional equity and debt securities to assist us in meeting our future liquidity requirements, including those related to capital investments.

Issuance of Common Units due to Settlement of Liquidity Option in March 2020
In October 2014, we acquired approximately 65.9% of the limited partner interests of Oiltanking Partners, L.P. (“Oiltanking”), all of the member interests of OTLP GP, LLC, the general partner of Oiltanking (“Oiltanking GP”), and the incentive distribution rights held by Oiltanking GP from Oiltanking Holding Americas, Inc. (currently known as OTA Holdings, Inc., “OTA”), a U.S. corporation, as the first step (“Step 1”) of a two-step acquisition of Oiltanking.  In February 2015, we completed the second step of this transaction consisting of the acquisition of the noncontrolling interests in Oiltanking.  In order to fund the equity consideration paid in Step 1 of the Oiltanking acquisition, we issued 54,807,352 common units to OTA on October 1, 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.  We also entered into a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with OTA and Marquard & Bahls AG (“M&B”), a German corporation and the ultimate parent company of OTA, in connection with Step 1.  Under the Liquidity Option Agreement, we granted M&B the option to sell to the Partnership 100% of the issued and outstanding capital stock of OTA at any time within a 90-day period commencing on February 1, 2020.

On February 25, 2020, the Partnership received notice of M&B’s election to exercise its rights under the Liquidity Option Agreement.  On March 5, 2020, the Partnership settled its obligations under the Liquidity Option Agreement by issuing 54,807,352 new common units to Skyline North Americas, Inc. (“Skyline,” an affiliate of M&B) in exchange for the capital stock of OTA. As a result of the settlement, OTA became a consolidated subsidiary of ours and we indirectly acquired the 54,807,352 Partnership common units owned by OTA and assumed all future income tax obligations of OTA, including its deferred tax liability.

As a result of the Liquidity Option settlement, the partners’ equity balance for common units (as presented on our Consolidated Balance Sheet) increased by $1.30 billion, representing the market value of the 54,807,352 Partnership common units issued to Skyline on March 5, 2020 at a closing price of $23.67 per unit.  Since OTA did not meet the definition of a business as described in ASC 805, Business Combinations, the OTA transaction was accounted for by the Partnership as the reacquisition of common units and the assumption of OTA’s related deferred tax liability.  In consolidation, we present the common units owned by OTA as treasury units, with their historical cost equal to the $1.30 billion market value of the Partnership common units issued to Skyline.  On September 30, 2020, OTA exchanged the common units it holds for preferred units issued by the Partnership.  For information regarding the preferred units and exchange transaction, see “Redeemable Preferred Limited Partner Interests” within this Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Upon settlement of the Liquidity Option on March 5, 2020, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA as calculated in accordance with ASC 740, Income Taxes.  See Note 16 for additional information regarding OTA’s deferred tax liability.  For information regarding the Liquidity Option prior to its settlement, see Note 17.

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

The Partnership repurchased 8,978,317 common units under the 2019 Buyback Program through open market and private purchases during the year ended December 31, 2020. The total purchase price of these repurchases was $186.3 million including commissions and fees. During the year ended December 31, 2019, the Partnership repurchased 2,909,128 common units under the 2019 Buyback Program for a total purchase price of $81.1 million including commissions and fees.  Units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At December 31, 2020, the remaining available capacity under the 2019 Buyback Program was $1.73 billion.

In December 1998, we announced a common unit buyback program whereby we, together with certain affiliates, could repurchase up to 4,000,000 of the Partnership’s common units on the open market (the “Legacy Buyback Program”).  The Partnership purchased the remaining authorized amount of 1,236,800 common units in December 2018 for $30.8 million.  Units  repurchased under the Legacy Buyback Program were immediately cancelled upon acquisition.

Common Units Delivered Under DRIP and EUPP
The Partnership has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  In July 2019, the Partnership announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital. Agents of the Partnership purchased 6,982,963 common units and 2,801,196 common units on the open market and delivered them to participants in the DRIP and EUPP during the year ended December 31, 2020 and five months ended December 31, 2019, respectively.  Apart from $2.4 million and $0.9 million attributable to the plan discount available to all participants in the EUPP during 2020 and 2019, respectively, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We used open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution paid on February 11, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to July 2019, the Partnership satisfied its delivery obligations under the DRIP and EUPP by issuing new common units to participants.  An aggregate 2,897,990 common units and 19,861,951 common units were issued to DRIP and EUPP participants during the seven months ended July 31, 2019 and year ended December 31, 2018, respectively.  These transactions generated net cash proceeds of $82.2 million in 2019 and $538.4 million in 2018.  Privately held affiliates of EPCO reinvested $29 million and $213 million through the DRIP in each of the years ended December 31, 2019 and 2018, respectively (this amount being a component of the net cash proceeds presented for each period).

After taking into account the number of common units delivered under the DRIP through December 31, 2020, we have the capacity to deliver an additional 50,615,246 common units under this plan.  Likewise, we have the capacity to deliver an additional 3,318,607 common units under the EUPP.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 3,162,095, 2,720,603 and 2,442,436 new common units to employees in connection with the vesting of phantom unit awards during the years ended December 31, 2020, 2019 and 2018, respectively.  See Note 13 for information regarding our phantom unit awards.

Common Units Issued in Connection With Employee Compensation
In February 2019 and 2018, certain employees of EPCO received discretionary bonus payments, less any retirement plan deductions and applicable withholding taxes, for work performed on our behalf during the prior fiscal year (e.g., the bonus paid in February 2019 was with respect to the year ended December 31, 2018). The net dollar value of the bonus amounts was remitted to employees through the issuance of an equivalent value of newly issued Partnership common units under EPCO’s 2008 Enterprise Products Long-Term Incentive Plan (Third Amendment and Restatement) (referred to as the “2008 Plan”).

In February 2019, we issued 1,626,041 common units, which had a value of $45.6 million, in connection with the employee bonus awards.  In February 2018, we issued 1,443,586 common units, which had a value of $39.1 million.  The compensation expense associated with each bonus award was recognized during the year in which the work was performed.

Common Units Issued in Connection With Land Acquisition
In April 2018, we acquired land in the Houston, Texas area for $85.2 million.  The consideration paid consisted of $55.2 million in cash with the balance funded by the issuance of 1,223,242 Partnership common units.

Redeemable Preferred Limited Partner Interests

The following table summarizes changes in the number of our preferred units outstanding during the year ended December 31, 2020:

Original issuance of preferred units on September 30, 2020:
Units sold to third party purchasers	35,000
Units sold to a related party	15,000
Total preferred units outstanding at September 30, 2020	50,000
Paid-in kind distribution to related party	138
Preferred units outstanding at December 31, 2020	50,138

On September 30, 2020, the Partnership issued and sold an aggregate of 50,000 Series A Cumulative Convertible Preferred Units in a private placement transaction.  The preferred units represent a new class of limited partner interests authorized under the Partnership Agreement.  The stated value of each preferred unit is $1,000 per unit.  The total offering price for the preferred units was $50.0 million, of which $32.5 million was received in cash with the remaining $17.5 million funded through the exchange of 1,120,588 of the Partnership’s common units owned by the purchasers.  Cash proceeds from the preferred unit offering include $15.0 million received from a privately held affiliate of EPCO for the purchase of 15,000 preferred units.  Offering expenses were approximately $1.0 million.

Concurrently, the Partnership exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of the Partnership’s new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by the Partnership in consolidation.  The historical cost of the treasury units did not change as a result of the exchange and remains at the $1.30 billion recognized on March 5, 2020 in connection with settlement of the Liquidity Option.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As described in the Partnership Agreement, key terms of the preferred units include the following:

•
With respect to distribution and liquidation rights, the preferred units rank senior to the Partnership’s common units. Preferred units held by persons other than the Partnership, its subsidiaries and its affiliates generally will vote on an as-converted basis with the Partnership’s common units and have certain class voting rights with respect to certain protective matters.

•
Holders of the preferred units are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. The Partnership is prohibited from paying distributions on its common units unless full cumulative distributions on the preferred units are paid or set aside for payment. The Partnership may satisfy its obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in the Partnership Agreement.  The exchange by OTA of its common units for PIK-eligible preferred units enables the Partnership to more effectively manage its consolidated cash balances.

In November 2020, the Partnership made its first quarterly distribution to third party and related party preferred unitholders.  The distribution was valued at $0.5 million, consisting of PIK distributions of 138 new preferred units and $0.3 million in cash.

•
Subject to certain limitations, each preferred unitholder may elect to convert its preferred units on or after September 30, 2025 into a number of the Partnership’s common units equal to (a) the number of preferred units to be converted multiplied by (b) the quotient of (i) $1,000 plus any accrued and unpaid distributions per preferred unit, divided by (ii) 92.5% of the volume-weighted average price of the Partnership’s common units at the time of conversion (as defined in the underlying agreements). In addition, each preferred unitholder may convert its preferred units into common units if EPO’s senior notes cease to have an investment grade rating or a Change of Control (as defined in the Partnership Agreement) occurs, in each case based on the conversion ratio specified in the Partnership Agreement.

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

Our Consolidated Balance Sheet at December 31, 2020 presents the capital accounts of the third-party and related party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event.  The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2018	$152.7	$(104.8)	$3.0	$50.9
Other comprehensive income (loss) for period, before reclassifications	44.1	81.4	(0.6)	124.9
Reclassification of losses (gains) to net income during period	(141.7)	37.3	–	(104.4)
Total other comprehensive income (loss) for period	(97.6)	118.7	(0.6)	20.5
Accumulated Other Comprehensive Income (Loss), December 31, 2019	55.1	13.9	2.4	71.4
Other comprehensive income (loss) for period, before reclassifications	124.4	(127.5)	(0.1)	(3.2)
Reclassification of losses (gains) to net income during period	(272.7)	39.3	–	(233.4)
Total other comprehensive income (loss) for period	(148.3)	(88.2)	(0.1)	(236.6)
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93.2)	$(74.3)	$2.3	$(165.2)

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the years indicated:

		For the Year Ended December 31,
Losses (gains) on cash flow hedges:	Location	2020	2019
Interest rate derivatives	Interest expense	$39.3	$37.3
Commodity derivatives	Revenue	(282.6)	(152.4)
Commodity derivatives	Operating costs and expenses	9.9	10.7
Total		$(233.4)	$(104.4)

For information regarding our interest rate and commodity derivative instruments, see Note 14.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests

Noncontrolling interests represent third party ownership interests in our consolidated subsidiaries.   The following table presents the components of noncontrolling interests as reported on our Consolidated Balance Sheets at the dates indicated:

	At December 31,
Consolidated Subsidiary	2020	2019
Breviloba LLC (“Breviloba”)(1)	$480.4	$492.9
Whitethorn Pipeline Company LLC (“Whitethorn”)(2)	193.0	198.9
Enterprise Navigator Ethylene Terminal LLC (“ENET”)(3)	142.2	124.3
Other (4)	257.7	247.4
Total noncontrolling interests in consolidated subsidiaries	$1,073.3	$1,063.5

(1)	Altus Midstream Processing LP acquired a noncontrolling 33% equity interest in Breviloba, which owns the Shin Oak NGL Pipeline, in July 2019 for $440.7 million in cash.
(2)
An affiliate of Western Gas Partners, LP acquired a noncontrolling 20% equity interest in Whitethorn, which owns the majority of our Midland-to-ECHO 1 pipeline, in June 2018 for $189.6 million in cash.

(3)	Navigator Ethylene Terminals LLC owns a noncontrolling 50% equity interest in ENET, which owns our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel.
(4)	Primarily represents noncontrolling equity interests in NGL fractionation and pipeline businesses.

Net income attributable to noncontrolling interests was $110.1 million, $95.8 million and $66.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash Distributions

The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Quarterly Distribution Per Common Unit	Record Date	Payment Date
2018:
1st Quarter	$0.4275	4/30/2018	5/8/2018
2nd Quarter	$0.4300	7/31/2018	8/8/2018
3rd Quarter	$0.4325	10/31/2018	11/8/2018
4th Quarter	$0.4350	1/31/2019	2/8/2019
2019:
1st Quarter	$0.4375	4/30/2019	5/13/2019
2nd Quarter	$0.4400	7/31/2019	8/13/2019
3rd Quarter	$0.4425	10/31/2019	11/12/2019
4th Quarter	$0.4450	1/31/2020	2/12/2020
2020:
1st Quarter	$0.4450	4/30/2020	5/12/2020
2nd Quarter	$0.4450	7/31/2020	8/12/2020
3rd Quarter	$0.4450	10/30/2020	11/12/2020
4th Quarter	$0.4500	1/29/2021	2/11/2021

On January 7, 2021, we announced that the Board of Enterprise GP declared a quarterly cash distribution of $0.45 per common unit with respect to the fourth quarter of 2020.  The quarterly distribution was paid on February 11, 2021 to unitholders of record as of the close of business on January 29, 2021.  The total amount paid was $988.8 million, which includes $7.1 million for distribution equivalent rights on phantom unit awards.

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

	For the Year Ended December 31,
	2020	2019	2018
NGL Pipelines & Services:
Sales of NGLs and related products	$8,970.7	$10,934.3	$12,920.9
Segment midstream services:
Natural gas processing and fractionation	757.3	1,069.9	1,341.0
Transportation	1,036.8	1,054.3	1,007.0
Storage and terminals	412.4	412.2	380.0
Total segment midstream services	2,206.5	2,536.4	2,728.0
Total NGL Pipelines & Services	11,177.2	13,470.7	15,648.9
Crude Oil Pipelines & Services:
Sales of crude oil	5,410.8	9,007.8	10,001.2
Segment midstream services:
Transportation	804.9	801.8	676.5
Storage and terminals	473.3	477.7	364.9
Total segment midstream services	1,278.2	1,279.5	1,041.4
Total Crude Oil Pipelines & Services	6,689.0	10,287.3	11,042.6
Natural Gas Pipelines & Services:
Sales of natural gas	1,530.5	2,075.4	2,411.7
Segment midstream services:
Transportation	1,022.6	1,094.0	1,042.7
Total segment midstream services	1,022.6	1,094.0	1,042.7
Total Natural Gas Pipelines & Services	2,553.1	3,169.4	3,454.4
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	5,942.6	4,985.2	5,535.4
Segment midstream services:
Fractionation and isomerization	187.7	166.6	188.3
Transportation, including marine logistics	482.9	539.4	481.8
Storage and terminals	167.2	170.6	182.8
Total segment midstream services	837.8	876.6	852.9
Total Petrochemical & Refined Products Services	6,780.4	5,861.8	6,388.3
Total consolidated revenues	$27,199.7	$32,789.2	$36,534.2

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

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at the dates indicated:

		December 31,
Contract Asset	Location	2020	2019
Unbilled revenue (current amount)	Prepaid and other current assets	$18.8	$17.6
Total		$18.8	$17.6

		December 31,
Contract Liability	Location	2020	2019
Deferred revenue (current amount)	Other current liabilities	$145.3	$117.9
Deferred revenue (noncurrent)	Other long-term liabilities	198.2	197.0
Total		$343.5	$314.9

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances during the years indicated:

	Unbilled Revenue	Deferred Revenue
Balance at January 1, 2018 (upon adoption of ASC 606)	$–	$224.7
Amount included in opening balance transferred to other accounts during period (1)	–	(90.8)
Amount recorded during period (2)	321.7	432.5
Amounts recorded during period transferred to other accounts (1)	(310.6)	(274.8)
Amount recorded in connection with business combination	2.2	–
Other changes	–	(0.4)
Balance at December 31, 2018	$13.3	$291.2
Amount included in opening balance transferred to other accounts during period (1)	(13.3)	(126.4)
Amount recorded during period (2)	340.0	539.8
Amounts recorded during period transferred to other accounts (1)	(322.4)	(384.8)
Other changes	–	(4.9)
Balance at December 31, 2019	$17.6	$314.9
Amount included in opening balance transferred to other accounts during period (1)	(17.6)	(114.5)
Amount recorded during period (2)	323.0	661.2
Amounts recorded during period transferred to other accounts (1)	(304.2)	(496.7)
Other changes	–	(21.4)
Balance at December 31, 2020	$18.8	$343.5

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of December 31, 2020.

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

Period	Fixed Consideration
One Year Ended December 31, 2021	$3,906.4
One Year Ended December 31, 2022	3,492.3
One Year Ended December 31, 2023	3,110.2
One Year Ended December 31, 2024	2,937.3
One Year Ended December 31, 2025	2,636.5
Thereafter	12,912.5
Total	$28,995.2

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

The following information summarizes the assets and operations of each business segment (mileage and other statistics are unaudited):

•
Our NGL Pipelines & Services business segment includes our natural gas processing and related NGL marketing activities, NGL pipelines, NGL fractionation facilities, NGL and related product storage facilities, and NGL marine terminals.

•	Our Crude Oil Pipelines & Services business segment includes our crude oil pipelines, crude oil storage and marine terminals, and related crude oil marketing activities.

•
Our Natural Gas Pipelines & Services business segment includes our natural gas pipeline systems that provide for the gathering, treating and transportation of natural gas.  This segment also includes our natural gas marketing activities.

•
Our Petrochemical & Refined Products Services business segment includes our (i) propylene production facilities, which include propylene fractionation units and a PDH facility, and related pipelines and marketing activities, (ii) butane isomerization complex and related deisobutanizer (“DIB”) operations, (iii) octane enhancement, iBDH and HPIB production facilities, (iv) refined products pipelines, terminals and related marketing activities, (v) an ethylene export terminal and related operations; and (vi) marine transportation business.

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

	For the Year Ended December 31,
	2020	2019	2018
Operating income	$5,035.1	$6,078.7	$5,408.6
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses	1,961.5	1,848.3	1,687.0
Asset impairment and related charges in operating costs and expenses	890.6	132.7	50.5
Net gains attributable to asset sales in operating costs and expenses	(4.4)	(5.7)	(28.7)
General and administrative costs	219.6	211.7	208.3
Non-refundable payments received from shippers attributable to make-up rights (1)	119.3	47.0	21.5
Subsequent recognition of revenues attributable to make-up rights (2)	(33.6)	(22.9)	(56.2)
Total segment gross operating margin	$8,188.1	$8,289.8	$7,291.0

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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Gross operating margin by segment:
NGL Pipelines & Services	$4,182.4	$4,069.8	$3,830.7
Crude Oil Pipelines & Services	1,997.3	2,087.8	1,511.3
Natural Gas Pipelines & Services	926.6	1,062.6	891.2
Petrochemical & Refined Products Services	1,081.8	1,069.6	1,057.8
Total segment gross operating margin	$8,188.1	$8,289.8	$7,291.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2020	$11,170.6	$6,668.8	$2,543.2	$6,780.4	$–	$27,163.0
Year ended December 31, 2019	13,460.8	10,244.6	3,154.7	5,861.8	–	32,721.9
Year ended December 31, 2018	15,630.5	10,968.2	3,439.5	6,388.3	–	36,426.5
Revenues from related parties:
Year ended December 31, 2020	6.6	20.2	9.9	–	–	36.7
Year ended December 31, 2019	9.9	42.7	14.7	–	–	67.3
Year ended December 31, 2018	18.4	74.4	14.9	–	–	107.7
Intersegment and intrasegment revenues:
Year ended December 31, 2020	29,010.3	24,531.3	460.1	5,379.4	(59,381.1)	–
Year ended December 31, 2019	20,840.4	34,613.0	624.7	2,481.3	(58,559.4)	–
Year ended December 31, 2018	26,453.6	35,490.4	721.9	2,917.5	(65,583.4)	–
Total revenues:
Year ended December 31, 2020	40,187.5	31,220.3	3,013.2	12,159.8	(59,381.1)	27,199.7
Year ended December 31, 2019	34,311.1	44,900.3	3,794.1	8,343.1	(58,559.4)	32,789.2
Year ended December 31, 2018	42,102.5	46,533.0	4,176.3	9,305.8	(65,583.4)	36,534.2
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2020	121.3	301.2	5.8	(2.2)	–	426.1
Year ended December 31, 2019	114.5	449.2	6.3	(7.0)	–	563.0
Year ended December 31, 2018	117.0	365.4	6.8	(9.2)	–	480.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by business segment, together with reconciliations to our Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At December 31, 2020	$17,128.3	$6,982.6	$8,465.8	$7,528.4	$1,807.7	$41,912.8
At December 31, 2019	16,652.1	6,324.4	8,432.5	7,553.2	2,641.2	41,603.4
At December 31, 2018	14,845.4	5,847.7	8,303.8	6,213.9	3,526.8	38,737.6
Investments in unconsolidated affiliates: (see Note 5)
At December 31, 2020	671.6	1,723.7	31.4	2.5	–	2,429.2
At December 31, 2019	703.8	1,866.5	27.3	2.6	–	2,600.2
At December 31, 2018	662.0	1,867.5	22.8	62.8	–	2,615.1
Intangible assets, net: (see Note 6)
At December 31, 2020	334.1	1,936.6	905.0	133.4	–	3,309.1
At December 31, 2019	360.2	2,001.9	941.2	145.7	–	3,449.0
At December 31, 2018	380.1	2,094.6	979.3	154.4	–	3,608.4
Goodwill: (see Note 6)
At December 31, 2020	2,651.7	1,841.0	–	956.2	–	5,448.9
At December 31, 2019	2,651.7	1,841.0	296.3	956.2	–	5,745.2
At December 31, 2018	2,651.7	1,841.0	296.3	956.2	–	5,745.2
Segment assets:
At December 31, 2020	20,785.7	12,483.9	9,402.2	8,620.5	1,807.7	53,100.0
At December 31, 2019	20,367.8	12,033.8	9,697.3	8,657.7	2,641.2	53,397.8
At December 31, 2018	18,539.2	11,650.8	9,602.2	7,387.3	3,526.8	50,706.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Consolidated revenues:
NGL Pipelines & Services	$11,177.2	$13,470.7	$15,648.9
Crude Oil Pipelines & Services	6,689.0	10,287.3	11,042.6
Natural Gas Pipelines & Services	2,553.1	3,169.4	3,454.4
Petrochemical & Refined Products Services	6,780.4	5,861.8	6,388.3
Total consolidated revenues	$27,199.7	$32,789.2	$36,534.2

Consolidated costs and expenses:
Operating costs and expenses:
Cost of sales	$16,723.2	$22,065.8	$26,789.8
Other operating costs and expenses (1)	2,800.2	3,020.7	2,898.7
Depreciation, amortization and accretion	1,961.5	1,848.3	1,687.0
Impairment of goodwill	296.3	–	–
Impairment of assets other than goodwill	594.3	132.7	50.5
Net gains attributable to asset sales	(4.4)	(5.7)	(28.7)
General and administrative costs	219.6	211.7	208.3
Total consolidated costs and expenses	$22,590.7	$27,273.5	$31,605.6

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

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  No single customer accounted for 10% or more of our consolidated revenues (thus constituting a “major customer”) during the years ended December 31, 2020 or 2018.  However, Vitol Holding B.V. and its affiliates (collectively, “Vitol”) accounted for $3.31 billion, or 10.1%, of our consolidated revenues during the year ended December 31, 2019.   Vitol is a global energy and commodity trading company. The following table presents our consolidated revenues from Vitol by business segment for the year ended December 31, 2019:

NGL Pipelines & Services	$1,410.8
Crude Oil Pipelines & Services	1,670.7
Natural Gas Pipelines & Services	31.2
Petrochemical & Refined Products Services	202.1
Total	$3,314.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$3,774.7	$4,591.3	$4,172.4
Earnings allocated to phantom unit awards (1)	(32.0)	(27.7)	(21.5)
Net income allocated to common unitholders	$3,742.7	$4,563.6	$4,150.9

Basic weighted-average number of common units outstanding	2,185.8	2,188.6	2,176.5

Basic earnings per common unit	$1.71	$2.09	$1.91

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$3,774.7	$4,591.3	$4,172.4
Net income attributable to preferred units	0.9	–	–
Net income attributable to limited partners	$3,775.6	$4,591.3	$4,172.4

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,185.8	2,188.6	2,176.5
Phantom units (2)	15.7	13.1	10.5
Preferred units (2)	0.7	–	–
Total	2,202.2	2,201.7	2,187.0

Diluted earnings per common unit	$1.71	$2.09	$1.91

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding our phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom units and the conversion of preferred units outstanding.  See Note 8 for information regarding the preferred units issued during 2020.

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

Prior to this acquisition, we accounted for our investment using the equity method.  On a historical pro forma basis, our consolidated revenues, costs and expenses, operating income, net income attributable to Enterprise Products Partners L.P. and earnings per unit amounts for the year ended December 31, 2018 would not have differed materially from those we reported had the acquisition been completed on January 1, 2018 rather than March 29, 2018.

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

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Equity-classified awards:
Phantom unit awards	$150.3	$132.2	$99.7
Profits interest awards	8.7	11.6	6.1
Liability-classified awards	0.1	0.1	0.3
Total	$159.1	$143.9	$106.1

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

The following table presents phantom unit award activity for the years indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2017	9,289,501	$27.65
Granted (2)	5,006,181	$26.82
Vested	(3,479,958)	$28.57
Forfeited	(482,447)	$26.88
Phantom unit awards at December 31, 2018	10,333,277	$26.97
Granted (3)	6,854,920	$27.75
Vested	(3,895,049)	$27.53
Forfeited	(318,464)	$27.21
Phantom unit awards at December 31, 2019	12,974,684	$27.21
Granted (4)	7,405,245	$25.71
Vested	(4,532,269)	$26.35
Forfeited	(178,218)	$26.73
Phantom unit awards at December 31, 2020	15,669,442	$26.76

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
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

(4)
The aggregate grant date fair value of phantom unit awards issued during 2020 was $190.4 million based on a grant date market price of EPD common units ranging from $16.95 to $25.76 per unit.  An estimated annual forfeiture rate of 2.4% was applied to these awards.

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

The maximum number of EPD common units authorized for issuance under the 2008 Plan was 55,000,000 at December 31, 2020.  This amount automatically increased under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2021 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  The 2008 Plan is effective until September 30, 2023 or, if earlier, until (i) the time that all available common units under the 2008 Plan have been delivered to participants or (ii) the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Incentive Plan Administration Subcommittee of the Governance Committee of Enterprise GP.  After giving effect to awards granted under the 2008 Plan through December 31, 2020, a total of 16,229,995 additional common units were available for issuance.  After taking into account tax withholding requirements, we issued 3,162,095, 2,720,603 and 2,442,436 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table presents supplemental information regarding phantom unit awards for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Cash payments made in connection with DERs	$27.1	$22.1	$17.7
Total intrinsic value of phantom unit awards that vested during period	$114.8	$111.1	$90.7

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $156.7 million at December 31, 2020, of which our share of such cost is currently estimated to be $129.6 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

Profits Interest Awards

In 2016 and 2018, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the EPD common units it owned to form limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” in an Employee Partnership.  The Employee Partnerships named (i) EPD PubCo Unit I L.P. (“PubCo I”), (ii) EPD PubCo Unit II L.P. (“PubCo II”), and (iii) EPD PrivCo Unit I L.P. (“PrivCo I”) were formed by EPCO Holdings in 2016.  The Employee Partnerships named (i) EPD 2018 Unit IV L.P. (“EPD IV”) and (ii) EPCO Unit II L.P. (“EPCO II”) were formed by EPCO Holdings in 2018.  The Class B limited partner interests of PubCo I vested in February 2020.

In September 2020, the partners of PubCo II and PrivCo I amended their respective limited partnership agreements to provide for the vesting of their Class B limited partner interests on the earlier of (i) February 22, 2023, (ii) the first date on or after September 30, 2020 on which the closing market price of the Partnership’s common units is equal to or greater than $25.41 per unit, (iii) a change of control event, or (iv) dissolution of the applicable Employee Partnership. As a result of these modifications, PubCo II and PrivCo I will recognize incremental compensation cost of $1.2 million and $0.5 million, respectively, through February 22, 2023.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table summarizes key elements of each Employee Partnership as of December 31, 2020:

Employee Partnership	Partnership Common Units Contributed by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return	Expected Vesting/ Liquidation Date	Estimated Fair Value of Profits Interest Awards (2)	Unrecognized Compensation Cost (3)
PubCo II	2,834,198	$66.3 million	$0.3900	February 2023	$2.5 million	$2.3 million
PrivCo I	1,111,438	$26.0 million	$0.3900	February 2023	$0.9 million	$0.2 million
EPD IV	6,400,000	$172.9 million	$0.4325	December 2023	$26.7 million	$13.6 million
EPCO II	1,600,000	$43.2 million	$0.4325	December 2023	$6.6 million	$0.3 million

(1)	Represents the fair market value of EPD common units contributed to each Employee Partnership at the applicable contribution date.
(2)
Represents the total fair value of the profits interest awards awarded to the Class B limited partners of each Employee Partnership irrespective of how such costs will be allocated between us and EPCO and its privately held affiliates.  The fair value is as of the grant date or as of the plan modification date, as applicable.

(3)
Represents our expected share of the unrecognized compensation cost at December 31, 2020. We expect to recognize our share of the unrecognized compensation cost for PubCo II, PrivCo I, EPD IV and EPCO II over a weighted-average period of 2.1 years, 2.1 years, 2.9 years and 2.9 years, respectively.

The fair value of each Employee Partnership (at either the grant date or modification date) is based on (i) the estimated value (as determined using a Black-Scholes option pricing model or Monte Carlo model, as applicable) of such Employee Partnership’s assets that would be distributed to the Class B limited partners thereof upon liquidation and (ii) the value, based on a discounted cash flow analysis, of the residual quarterly cash amounts that such Class B limited partners are expected to receive over the life of the Employee Partnership.

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model or Monte Carlo model, as applicable, to derive that portion of the estimated fair value of the profits interest awards (at either the grant date or modification date) for each Employee Partnership:

	Expected Life	Risk-Free	Expected	Expected Unit
Employee	of Award	Interest	Distribution	Price
Partnership	from Grant Date	Rate	Yield	Volatility
PubCo II	7.0 years	0.1% to 3.0%	5.9% to 7.0%	19% to 40%
PrivCo I	7.0 years	0.1% to 1.6%	6.1% to 6.7%	19% to 40%
EPD IV	5.0 years	2.8%	6.5%	27%
EPCO II	5.0 years	1.6% to 2.8%	6.3% to 6.8%	24% to 27%

Compensation expense attributable to the profits interest awards is based on the estimated fair value of each award. A portion of the fair value of these equity-based awards is allocated to us under the ASA as a non-cash expense. We are not responsible for reimbursing EPCO for any expenses of the Employee Partnerships, including the value of any contributions of units made by EPCO Holdings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Hedging Activities and Fair Value Measurements

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

Due to declining interest rates, the counterparties to swaptions we sold in July 2019 exercised their right to put us into ten forward-starting swaps in September 2019 having an aggregate notional value of $1.0 billion. Since the swaptions were not designated as hedging instruments and were subject to mark-to-market accounting, we incurred an unrealized, mark-to-market loss at inception of the forward-starting swaps totaling $94.9 million that is reflected as an increase in interest expense for the year ended December 31, 2019.  The ten forward-starting swaps resulting from the swaption exercise in September 2019 were designated as hedging instruments and are subject to cash flow hedge accounting.

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

The following table summarizes our portfolio of 30-year forward-starting swaps at December 31, 2020, all of which are associated with the expected future issuance of senior notes.

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

In total, the notional amount of forward-starting swaps outstanding at December 31, 2020 was $1.08 billion.  The weighted-average fixed interest rate of these derivative instruments is 1.83%.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of market conditions, we terminated an aggregate $575 million notional amount of forward-starting swaps in 2020, which resulted in net cash payments of $33.3 million.  As cash flow hedges, losses on these derivative instruments are reflected as a component of accumulated other comprehensive loss and are being amortized to earnings (as an increase in interest expense) over the 30-year life of the associated debt through January 2051. These swaps were unwound in connection with our issuance of Senior Notes BBB.  During 2018, we terminated an aggregate $275 million notional amount of forward-starting swaps, which resulted in cash proceeds totaling $22.1 million.  As cash flow hedges, gains on these derivative instruments are reflected as a component of accumulated other comprehensive income and are being amortized to earnings (as a decrease in interest expense) over the 30-year life of the associated debt through February 2049.

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

At December 31, 2020, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2020 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	6.0	n/a	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.6	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	4.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	142.8	1.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	172.1	4.5	Cash flow hedge
NGLs inventory management activities (MMBbls)	1.9	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	41.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	51.1	3.3	Cash flow hedge
Refined products inventory management activities (MMBbls)	0.8	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	32.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	44.5	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.4	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	0.5	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	10.3	0.4	Mark-to-market
NGL risk management activities (MMBbls) (3)	26.5	7.9	Mark-to-market
Refined products risk management activities (MMBbls) (3)	6.9	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	32.5	2.6	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2022, December 2021 and October 2023, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $144.0 million and $31.7 million at December 31, 2020 and 2019, respectively.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$109.1	Current liabilities	$6.7
Interest rate derivatives	Other assets	12.4	Other assets	–	Other liabilities	11.0	Other liabilities	6.8
Total interest rate derivatives		12.4		–		120.1		13.5
Commodity derivatives	Current assets	210.5	Current assets	116.5	Current liabilities	234.0	Current liabilities	107.1
Commodity derivatives	Other assets	0.4	Other assets	–	Other liabilities	6.1	Other liabilities	–
Total commodity derivatives		210.9		116.5		240.1		107.1
Total derivatives designated as hedging instruments		$223.3		$116.5		$360.2		$120.6

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	18.1	Current assets	10.7	Current liabilities	6.1	Current liabilities	8.6
Commodity derivatives	Other assets	0.2	Other assets	0.6	Other liabilities	0.1	Other liabilities	0.5
Total commodity derivatives		18.3		11.3		6.2		9.1
Total derivatives not designated as hedging instruments		$18.3		$11.3		$6.2		$9.1

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Cash Collateral Received	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2020:
Interest rate derivatives	$12.4	$–	$12.4	$–	$–	$–	$12.4
Commodity derivatives	229.2	–	229.2	(228.5)	–	–	0.7
As of December 31, 2019:
Commodity derivatives	$127.8	–	$127.8	$(115.3)	$(11.0)	$–	$1.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2020:
Interest rate derivatives	$120.1	$–	$120.1	$–	$–	$120.1
Commodity derivatives	246.3	–	246.3	(228.5)	(17.3)	0.5
As of December 31, 2019:
Interest rate derivatives	$13.5	$–	$13.5	$–	$–	$13.5
Commodity derivatives	116.2	–	116.2	(115.3)	–	0.9

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the years indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2020	2019	2018
Interest rate derivatives	Interest expense	$–	$–	$1.3
Commodity derivatives	Revenue	(88.0)	2.2	9.9
Total		$(88.0)	$2.2	$11.2

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2020	2019	2018
Interest rate derivatives	Interest expense	$–	$–	$(1.4)
Commodity derivatives	Revenue	168.1	6.9	(6.9)
Total		$168.1	$6.9	$(8.3)

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the years indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative
	For the Year Ended December 31,
	2020	2019	2018
Interest rate derivatives	$(127.5)	$81.4	$22.2
Commodity derivatives – Revenue (1)	134.7	55.8	293.0
Commodity derivatives – Operating costs and expenses (1)	(10.3)	(11.7)	0.2
Total	$(3.1)	$125.5	$315.4

(1)	The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Year Ended December 31,
		2020	2019	2018
Interest rate derivatives	Interest expense	$(39.3)	$(37.3)	$(38.1)
Commodity derivatives	Revenue	282.6	152.4	131.7
Commodity derivatives	Operating costs and expenses	(9.9)	(10.7)	(1.3)
Total		$233.4	$104.4	$92.3

Over the next twelve months, we expect to reclassify $41.2 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $35.6 million of losses attributable to commodity derivative instruments from accumulated other comprehensive loss to earnings, with $36.0 million as a decrease in revenue and $0.4 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the years indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2020	2019	2018
Interest rate derivatives	Interest expense	$–	$(94.9)	$–
Commodity derivatives	Revenue	166.0	102.2	(462.9)
Commodity derivatives	Operating costs and expenses	(0.2)	(12.4)	8.2
Total		$165.8	$(5.1)	$(454.7)

The $165.8 million gain recognized for the year ended December 31, 2020 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $92.1 million of realized gains and $73.7 million of net unrealized mark-to-market gains attributable to commodity derivatives.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, unrealized mark-to-market gains (losses) included in gross operating margin and interest expense for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$48.4	$(5.5)	$18.0
Crude Oil Pipelines & Services	20.1	80.6	(44.1)
Natural Gas Pipelines & Services	6.3	(0.2)	6.7
Petrochemical & Refined Products Services	4.5	(7.2)	1.7
Total mark-to-market impact on gross operating margin	79.3	67.7	(17.7)
Mark-to-market gains (losses) in interest expense	–	(94.9)	(0.1)
Total	$79.3	$(27.2)	$(17.8)

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

	At December 31, 2020 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$–	$12.4	$–	$12.4
Commodity derivatives:
Value before application of CME Rule 814	678.6	878.6	12.9	1,570.1
Impact of CME Rule 814 change	(678.6)	(650.4)	(11.9)	(1,340.9)
Total commodity derivatives	–	228.2	1.0	229.2
Total	$–	$240.6	$1.0	$241.6

Financial liabilities:
Interest rate derivatives	$–	$120.1	$–	$120.1
Commodity derivatives:
Value before application of CME Rule 814	1,065.6	1,047.4	25.9	2,138.9
Impact of CME Rule 814 change	(1,065.6)	(807.3)	(19.7)	(1,892.6)
Total commodity derivatives	–	240.1	6.2	246.3
Total	$–	$360.2	$6.2	$366.4

In the aggregate, the fair value of our commodity hedging portfolios at December 31, 2020 was a net derivative liability of $568.8 million prior to the impact of CME Rule 814.

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

Prior to being settled on March 5, 2020, the recurring fair value measurement pertaining to the Liquidity Option was based on a number of Level 3 inputs.  For information regarding the Liquidity Option prior to its settlement, see Note 17.

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the years indicated:

test		For the Year Ended December 31,
test	Location	2020	2019
Financial liability balance, net, January 1		$(509.8)	$(395.9)
Total gains (losses) included in:
Net income (1)	Revenue	(1.6)	3.7
Net income	Other expense, net – Liquidity Option	(2.3)	(119.6)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	(23.7)	(2.1)
Settlements (1)	Revenue	3.2	(3.5)
Transfer out of Level 3 – Liquidity Option (2)		511.9	–
Other transfers out of Level 3		17.1	7.6
Financial liability balance, net, December 31		$(5.2)	$(509.8)

(1)	There were $0.7 million and $0.2 million of unrealized gains included in these amounts for the years ended December 31, 2020 and 2019, respectively.
(2)	In March 2020, the Liquidity Option settled and was transferred out of Level 3. See Note 17 for information regarding the Liquidity Option.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

We wrote down the assets comprising our marine transportation business and certain natural gas gathering and processing activities to their estimated fair values in 2020 (see Note 4).  Apart from these matters, we did not have any significant nonrecurring fair value measurements during the years ended December 31, 2020, 2019 or 2018.  The following table presents information regarding our significant nonrecurring fair value measurements at December 31, 2020:

	Components of Carrying Value at December 31, 2020 by Level of Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Values at December 31, 2020	Impairment Charges Recognized in 2020
Long-lived assets held and used: (1)
Marine transportation business	$–	$–	$410.0	$410.0	$256.7
South Texas natural gas gathering and processing	–	–	21.3	21.3	125.7

(1)	Our fair value estimates for these assets were based on an income approach (i.e., a discounted cash flow approach).

Our fair value estimate of $410.0 million for the marine transportation business is based on the income approach to fair value, which relies on the use of a discounted cash flow model.  Our valuation estimate for this business at December 31, 2020 incorporates several Level 3 inputs such as: (i) management’s long-term forecast of cash flows generated by the business; (ii) a discount rate of 9.3%; and (iii) a growth rate of 2.1% for terminal year cash flows.  The discount rate used in this analysis is based on an estimated weighted-average cost of capital for market participants engaged in marine transportation activities.

Our fair value estimate for the South Texas natural gas gathering and processing assets of $21.3 million is based primarily on management expectations of the residual values of such facilities and pipelines based on historical experience.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $35.00 billion and $30.37 billion at December 31, 2020 and 2019, respectively.  The aggregate carrying value of these debt obligations was $29.90 billion and $27.15 billion at December 31, 2020 and 2019, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Revenues – related parties:
Unconsolidated affiliates	$36.7	$67.3	$107.7
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,143.7	$1,145.3	$1,089.6
Unconsolidated affiliates	203.1	403.1	447.4
Total	$1,346.8	$1,548.4	$1,537.0

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2020	2019
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1.9	$–
Unconsolidated affiliates	3.7	2.5
Total	$5.6	$2.5

Accounts payable - related parties:
EPCO and its privately held affiliates	$139.6	$143.7
Unconsolidated affiliates	9.9	18.6
Total	$149.5	$162.3

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

At December 31, 2020, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Limited Partner Interests Outstanding
701,993,298 common units	32.2%
15,138 preferred units	30.2%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the credit facilities of EPCO and its privately held affiliates at December 31, 2020.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of EPD’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their debt obligations.  During the years ended December 31, 2020, 2019 and 2018, we paid EPCO and its privately held affiliates cash distributions totaling $1.21 billion, $1.19 billion and $1.16 billion, respectively.

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under EPD’s DRIP and ATM program.  During the years ended December 31, 2019 and 2018, privately held affiliates of EPCO reinvested $29 million and $213 million, respectively, through our DRIP.  See Note 8 for additional information regarding our DRIP and ATM program.

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  In January 2020, we amended an office space lease with an affiliate of EPCO that extended the term through June 2037.  For the years ended December 31, 2020, 2019 and 2018, we recognized $13.0 million, $14.9 million and $13.9 million, respectively, of related party operating lease expense in connection with these office space leases.

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

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Operating costs and expenses	$999.0	$1,000.2	$948.8
General and administrative expenses	128.9	127.6	124.2
Total costs and expenses	$1,127.9	$1,127.8	$1,073.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our unconsolidated affiliates:

•
For the years ended December 31, 2020, 2019 and 2018, we paid Seaway $71.5 million, $194.5 million and $163.2 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $20.2 million, $42.7 million and $74.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

•	For the years ended December 31, 2020, 2019 and 2018, we purchased $51.3 million, $89.2 million and $157.9 million, respectively, of NGLs from VESCO.

•
We pay Promix for the transportation, storage and fractionation of NGLs.  Expenses with Promix were $23.5 million, $34.8 million and $31.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $6.0 million, $9.1 million and $9.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

•	For the years ended December 31, 2020, 2019 and 2018, we paid Texas Express $29.1 million, $33.5 million and $57.6 million, respectively, for pipeline transportation services.

•	For the years ended December 31, 2020, 2019 and 2018, we paid Eagle Ford Crude Oil Pipeline $20.9 million, $36.0 million and $18.5 million, respectively, for pipeline transportation services.

•
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $10.1 million, $9.9 million and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16.  Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2020, 2019 and 2018 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

The following table presents the components of our consolidated benefit from (provision for) income taxes for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Deferred tax benefit attributable to OTA	$155.3	$–	$–
Texas Margin Tax	(32.1)	(44.2)	(54.8)
Other	1.1	(1.4)	(5.5)
Benefit from (provision for) income taxes	$124.3	$(45.6)	$(60.3)

In addition to income tax amounts attributable to OTA (as described below), the provision for income taxes includes our state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes are accounted for under the asset-and-liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2020, 2019 and 2018.

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

At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Statement of Consolidated Operations for the year ended December 31, 2020.  OTA recognized an additional net, non-cash deferred income tax benefit of $83.1 million primarily due to a decrease in the outside basis difference of its investment in the Partnership attributable to a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through September 30, 2020.  In total, earnings for the year ended December 31, 2020 reflect $155.3 million of net deferred income tax benefit attributable to OTA.

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

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Year Ended December 31,
	2020	2019	2018
Current portion of income tax benefit (provision):
Federal	$2.9	$1.3	$(5.3)
State	(25.6)	(25.7)	(33.1)
Foreign	(0.6)	(1.2)	(0.5)
Total current portion	(23.3)	(25.6)	(38.9)
Deferred portion of income tax benefit (provision):
Federal	142.0	(1.6)	0.3
State	5.6	(18.5)	(21.7)
Foreign	–	0.1	–
Total deferred portion	147.6	(20.0)	(21.4)
Total benefit from (provision for) income taxes	$124.3	$(45.6)	$(60.3)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Pre-Tax Net Book Income (“NBI”)	$3,761.4	$4,732.7	$4,298.8

Texas Margin Tax (1)	$(32.1)	$(44.2)	$(54.8)
State income tax benefit (provision), net of federal benefit (2)	9.2	(0.5)	(0.2)
Federal income tax benefit (provision) computed by applying the federal statutory rate to NBI of corporate entities	80.1	(0.9)	(2.1)
Federal benefit attributable to settlement of Liquidity Option (2)	67.8	–	–
Other differences	(0.7)	–	(3.2)
Benefit from (provision for) income taxes	$124.3	$(45.6)	$(60.3)

Effective income tax rate	3.3%	(1.0)%	(1.4)%

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

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2020	2019
Deferred tax liabilities:
Attributable to investment in OTA	$356.6	$–
Attributable to property, plant and equipment	106.4	100.2
Attributable to investments in other entities	4.1	3.3
Total deferred tax liabilities	467.1	103.5
Less deferred tax assets:
Net operating loss carryovers (1)	0.1	0.1
Temporary differences related to Texas Margin Tax	2.3	3.0
Total deferred tax assets	2.4	3.1
Total net deferred tax liabilities	$464.7	$100.4

(1)	These losses expire in various years between 2021 and 2037 and are subject to limitations on their utilization.

Note 17.  Commitments and Contingent Liabilities

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

At December 31, 2020 and 2019, our accruals for litigation contingencies were $6.1 million and $0.2 million, respectively, and were recorded in our Consolidated Balance Sheets as a component of “Other current liabilities.”  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

PDH Litigation
In July 2013, we executed a contract with Foster Wheeler USA Corporation (“Foster Wheeler”) pursuant to which Foster Wheeler was to serve as the general contractor responsible for the engineering, procurement, construction and installation of our first propane dehydrogenation facility (“PDH 1”).  In November 2014, Foster Wheeler was acquired by an affiliate of AMEC plc to form Amec Foster Wheeler plc, and Foster Wheeler is now known as Amec Foster Wheeler USA Corporation (“AFW”).  In December 2015, Enterprise and AFW entered into a transition services agreement under which AFW was partially terminated from the PDH 1 project.  In December 2015, Enterprise engaged a second contractor, Optimized Process Designs LLC, to complete the construction and installation of PDH 1.

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

Redelivery Commitments

We store natural gas, crude oil, NGLs and certain petrochemical products owned by third parties under various agreements.  Under the terms of these agreements, we are generally required to redeliver volumes to the owner on demand.  At December 31, 2020, we had approximately 9.9 trillion British thermal units (“TBtus”) of natural gas, 19.4 MMBbls of crude oil, and 31.1 MMBbls of NGL and petrochemical products in our custody that were owned by third parties.  We maintain insurance coverage in connection with such volumes that is consistent with our exposure.  See Note 18 for information regarding insurance matters.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2020.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Scheduled maturities of debt obligations	$30,146.4	$1,325.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$24,171.4
Estimated cash interest payments	$28,834.6	$1,294.0	$1,241.2	$1,201.0	$1,162.8	$1,121.4	$22,814.2
Operating lease obligations	$460.5	$33.7	$36.1	$33.2	$29.9	$28.8	$298.8
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$155.0	$84.6	$70.4	$–	$–	$–	$–
NGLs	$3,908.4	$685.2	$696.8	$494.4	$436.4	$336.8	$1,258.8
Crude oil	$10,365.7	$1,390.1	$1,390.1	$1,390.1	$1,354.9	$1,297.2	$3,543.3
Petrochemicals and refined products	$346.1	$100.9	$100.9	$76.0	$68.3	$–	$–
Other	$25.5	$5.8	$5.9	$6.0	$5.1	$2.7	$–
Service payment commitments	$278.8	$62.0	$59.7	$42.3	$16.1	$12.9	$85.8

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the years indicated.  See Note 7 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments
Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2020, the contractually scheduled maturities of such balances, and the applicable interest rates.  Our estimated cash payments for interest are influenced by the long-term maturities of our $2.65 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2020, as applicable, for each note through the respective maturity date.  See Note 7 for information regarding fixed and weighted-average variable interest rates charged in 2020.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding operating leases where we are the lessee at December 31, 2020:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$128.0	$128.7	15 years	4.3%
Transportation equipment	33.5	35.6	3 years	3.5%
Office and warehouse space	170.5	184.3	16 years	3.2%
Total	$332.0	$348.6

(1)	ROU asset amounts are a component of “Other assets” on our Consolidated Balance Sheet.
(2)	At December 31, 2020, lease liabilities of $27.8 million and $320.8 million were included within “Other current liabilities” and “Other liabilities,” respectively.
(3)
The discount rate for each category of assets represents the weighted average incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842.

In total, our ROU asset and lease liability carrying values increased $121.8 million and $136.6 million, respectively, since December 31, 2019 primarily due to the modification of an office space lease with an affiliate of EPCO in 2020.

In total, operating lease expense was $102.0 million, $106.6 million and $86.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The following table disaggregates our total operating lease expense for the years indicated:

	For the Year Ended December,
	2020	2019
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$39.0	$42.8
Related accretion expense on lease liability balances	13.0	9.0
Total fixed lease expense	52.0	51.8
Variable lease expense	0.2	6.2
Subtotal operating lease expense	52.2	58.0
Short-term operating leases	49.8	48.6
Total operating lease expense	$102.0	$106.6

Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term operating lease expense is expensed as incurred.  Cash paid for operating lease liabilities recorded on our balance sheet was $37.1 million and $48.1 million for the years ended December 31, 2020 and 2019, respectively.

We do not have any significant operating or direct financing leases where we are the lessor.  Our operating lease income for the years ended December 31, 2020 and 2019 was $11.4 million and $14.4 million, respectively.  We do not have any sales-type leases.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Obligations
We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

•
Product purchase commitments – We have long-term product purchase obligations for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2020 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

•
Service payment commitments – We have long-term commitments to pay service providers, including those attributable to obligations under firm pipeline transportation contracts.  Payment obligations vary by contract, but generally represent a price per unit of volume multiplied by a firm transportation volume commitment.

Other Commitments

We are obligated to spend up to an aggregate $270 million over a ten-year period ending in 2025 on specified midstream gathering assets for certain producers utilizing our EFS Midstream System.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System. As of December 31, 2020, we have spent $151 million of the $270 million commitment.

Other Long-Term Liabilities

The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2020	2019
Noncurrent portion of AROs (see Note 4)	$137.6	$126.9
Deferred revenues – non-current portion (see Note 9)	198.2	197.0
Liquidity Option liability	–	509.6
Lease liability – non-current portion	320.8	171.6
Derivative liabilities	17.2	7.3
Other	12.8	20.0
Total	$686.6	$1,032.4

Liquidity Option
Prior to its settlement on March 5, 2020, the Liquidity Option liability, at any measurement date, represented the fair value of estimated federal and state income taxes that we believe a market participant would assume due to ownership of OTA, including its deferred income tax liabilities.  At December 31, 2019 and March 5, 2020, we estimated that our liability under the Liquidity Option Agreement, which was a component of “Other long-term liabilities” on our Consolidated Balance Sheet was $509.6 million and $511.9 million, respectively.

Our valuation estimates for the Liquidity Option liability at December 31, 2019 and March 5, 2020 incorporated several factors not readily observable in the market (i.e., Level 3 inputs) such as: (i) a discount rate of 5.7%; (ii) a blended federal and state income tax rate of approximately 22.8%; (iii) forecasted annual growth rates in our taxable earnings ranging from approximately 0.7%  to 2.2%; (iv) allocations of Partnership income to OTA ranging from approximately 2.3% to 2.5%; and (v) the length of time that OTA is in existence following exercise of the option (up to 30 years).

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of the Liquidity Option liability were recognized in earnings as a component of other expense on our Statements of Consolidated Operations. We recognized $2.3 million of non-cash accretion expense for the period January 1, 2020 to March 5, 2020 attributable to the Liquidity Option liability. Results for the years ended December 31, 2019 and 2018 include $119.6 million and $56.1 million, respectively, of expense attributable to accretion and changes in management estimates regarding inputs to the valuation model. The higher level of expense recognized in 2019 is primarily due to a decrease in the discount factor used in determining the present value of the liability since December 31, 2018.  The discount rate is based on a weighted-average cost of capital, which declined over the course of 2019 due to lower U.S. interest rates.

For information regarding settlement of the Liquidity Option, see Note 8.

Note 18.  Significant Risks and Uncertainties

Nature of Operations

We operate predominantly in the midstream energy industry, which includes gathering, transporting, processing, fractionating and storing natural gas, NGLs, crude oil, and petrochemical and refined products.  As such, changes in the prices of hydrocarbon products and in the relative price levels among hydrocarbon products could have a material adverse effect on our financial position, results of operations and cash flows.  Changes in prices may impact demand for hydrocarbon products, which in turn may impact production, demand and the volumes of products for which we provide services.  In addition, decreases in demand may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, adverse weather conditions, public health emergencies and government regulations affecting prices and production levels.

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

Credit Risk

We may incur credit risk to the extent counterparties do not fulfill their obligations to us in connection with our marketing of natural gas, NGLs, crude oil, and petrochemicals and refined products and under long-term contracts with minimum volume commitments or fixed demand charges.  Risks of nonpayment and nonperformance by customers are a major consideration in our businesses, and our credit procedures and policies may not be adequate to sufficiently eliminate customer credit risk.  Further, adverse economic conditions in our industry, such as those experienced in connection with the COVID-19 pandemic in 2020, may increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings or small-scale companies. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits and monitoring procedures, and for certain transactions may utilize letters of credit, prepayments, net out agreements and guarantees.  However, these procedures and policies do not fully eliminate customer credit risk.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Decrease (increase) in:
Accounts receivable – trade	$300.2	$(1,248.8)	$730.2
Accounts receivable – related parties	(0.8)	0.9	(2.3)
Inventories	(1,420.4)	(558.0)	121.4
Prepaid and other current assets	991.4	(69.6)	214.4
Other assets	(79.6)	(63.5)	(9.7)
Increase (decrease) in:
Accounts payable – trade	11.3	(43.9)	18.3
Accounts payable – related parties	(12.8)	67.8	51.4
Accrued product payables	482.7	1,447.8	(1,132.0)
Accrued interest	23.9	36.1	37.6
Other current liabilities	(992.1)	58.1	(70.9)
Other liabilities	(71.3)	(84.3)	57.8
Net effect of changes in operating accounts	$(767.5)	$(457.4)	$16.2

Cash payments for interest, net of $115.0, $143.8 and $147.9 capitalized in 2020, 2019 and 2018, respectively	$1,201.3	$1,080.3	$1,017.9

Cash payments for federal and state income taxes	$25.1	$23.6	$15.5

We incurred liabilities for construction in progress that had not been paid at December 31, 2020, 2019 and 2018 of $236.1 million, $432.0 million and $567.6 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.

The following table presents our cash proceeds from asset sales for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Sale of crude oil pipeline system	$–	$–	$134.9
Other asset sales	12.8	20.6	26.3
Total	$12.8	$20.6	$161.2

The following table presents net gains attributable to asset sales for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Gain on sale of crude oil pipeline system	$–	$–	$20.6
Net gains attributable to other asset sales	4.4	5.7	8.1
Total	$4.4	$5.7	$28.7