Form 10-Q
period 2021-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2021-05-07
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 2,185,178,603 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 30, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$229.4	$1,059.9
Restricted cash	105.0	98.2
Accounts receivable – trade, net of allowance for credit losses of $47.3 at March 31, 2021 and $46.5 at December 31, 2020	5,779.9	4,802.6
Accounts receivable – related parties	7.0	5.6
Inventories (see Note 3)	3,703.3	3,303.5
Derivative assets (see Note 13)	323.0	228.6
Prepaid and other current assets	436.5	411.0
Total current assets	10,584.1	9,909.4
Property, plant and equipment, net (see Note 4)	42,102.4	41,912.8
Investments in unconsolidated affiliates (see Note 5)	2,449.8	2,429.2
Intangible assets, net (see Note 6)	3,259.8	3,309.1
Goodwill (see Note 6)	5,448.9	5,448.9
Other assets	1,138.5	1,097.3
Total assets	$64,983.5	$64,106.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,513.4	$1,325.0
Accounts payable – trade	830.7	704.6
Accounts payable – related parties	85.1	149.5
Accrued product payables	7,053.0	5,395.4
Accrued interest	224.2	455.6
Derivative liabilities (see Note 13)	239.4	349.2
Other current liabilities	593.1	608.7
Total current liabilities	10,538.9	8,988.0
Long-term debt (see Note 7)	27,145.9	28,540.7
Deferred tax liabilities (see Note 15)	482.8	464.7
Other long-term liabilities	696.4	686.6
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at March 31, 2021 and 50,138 units outstanding at December 31, 2020)	49.3	49.3
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,185,178,603 units issued and outstanding at March 31, 2021, 2,182,308,958 units issued and outstanding at December 31, 2020)	26,108.6	25,766.6
Treasury units, at cost	(1,297.3)	(1,297.3)
Accumulated other comprehensive income (loss)	181.0	(165.2)
Total partners’ equity	24,992.3	24,304.1
Noncontrolling interests in consolidated subsidiaries	1,077.9	1,073.3
Total equity	26,070.2	25,377.4
Total liabilities, preferred units, and equity	$64,983.5	$64,106.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Third parties	$9,141.1	$7,466.5
Related parties	14.2	16.0
Total revenues (see Note 9)	9,155.3	7,482.5
Costs and expenses:
Operating costs and expenses:
Third party and other costs	7,229.3	5,735.3
Related parties	324.1	325.0
Total operating costs and expenses	7,553.4	6,060.3
General and administrative costs:
Third party and other costs	21.5	23.0
Related parties	34.8	32.5
Total general and administrative costs	56.3	55.5
Total costs and expenses (see Note 10)	7,609.7	6,115.8
Equity in income of unconsolidated affiliates	148.9	140.8
Operating income	1,694.5	1,507.5
Other income (expense):
Interest expense	(322.8)	(317.5)
Change in fair market value of Liquidity Option	–	(2.3)
Interest income	1.1	7.2
Other, net	(0.2)	0.9
Total other expense, net	(321.9)	(311.7)
Income before income taxes	1,372.6	1,195.8
Benefit from (provision for) income taxes (see Note 15)	(10.0)	179.2
Net income	1,362.6	1,375.0
Net income attributable to noncontrolling interests	(21.3)	(24.9)
Net income attributable to preferred units	(0.9)	–
Net income attributable to common unitholders	$1,340.4	$1,350.1

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.61	$0.61

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2021	2020

Net income	$1,362.6	$1,375.0
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(461.2)	475.1
Reclassification of losses (gains) to net income	616.1	(155.6)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	182.9	(278.1)
Reclassification of losses to net income	8.6	9.6
Total cash flow hedges	346.4	51.0
Other	(0.2)	(0.1)
Total other comprehensive income	346.2	50.9
Comprehensive income	1,708.8	1,425.9
Comprehensive income attributable to noncontrolling interests	(21.3)	(24.9)
Comprehensive income attributable to preferred units	(0.9)	–
Comprehensive income attributable to common unitholders	$1,686.6	$1,401.0

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$1,362.6	$1,375.0
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	425.4	414.0
Amortization of intangible assets	36.1	39.6
Amortization of major maintenance costs for reaction-based plants	2.6	–
Other amortization expense	60.9	55.4
Impairment of assets other than goodwill (see Note 4)	65.6	1.6
Equity in income of unconsolidated affiliates	(148.9)	(140.8)
Distributions received from unconsolidated affiliates attributable to earnings	111.9	126.9
Net losses attributable to asset sales and related matters	10.9	0.1
Deferred income tax expense (benefit)	4.6	(184.1)
Change in fair market value of derivative instruments	(15.6)	(29.5)
Change in fair market value of Liquidity Option	–	2.3
Non-cash expense related to long-term operating leases (see Note 16)	9.3	10.0
Net effect of changes in operating accounts (see Note 17)	99.0	341.7
Other operating activities	(1.3)	–
Net cash flows provided by operating activities	2,023.1	2,012.2
Investing activities:
Capital expenditures	(679.0)	(1,079.5)
Investments in unconsolidated affiliates	(1.3)	(3.3)
Distributions received from unconsolidated affiliates attributable to the return of capital	18.6	10.3
Proceeds from asset sales	6.2	0.6
Other investing activities	(1.5)	0.2
Cash used in investing activities	(657.0)	(1,071.7)
Financing activities:
Borrowings under debt agreements	7,531.8	5,411.8
Repayments of debt	(8,741.8)	(3,406.6)
Debt issuance costs	–	(28.4)
Monetization of interest rate derivative instruments	75.2	(33.3)
Cash distributions paid to common unitholders (see Note 8)	(981.7)	(974.2)
Cash payments made in connection with distribution equivalent rights	(7.0)	(5.8)
Cash distributions paid to noncontrolling interests	(29.8)	(29.9)
Cash contributions from noncontrolling interests	13.1	5.2
Repurchase of common units under 2019 Buyback Program (see Note 8)	(13.9)	(140.1)
Other financing activities	(35.7)	(33.6)
Cash provided by (used in) financing activities	(2,189.8)	765.1
Net change in cash and cash equivalents, including restricted cash	(823.7)	1,705.6
Cash and cash equivalents, including restricted cash, at beginning of period	1,158.1	410.0
Cash and cash equivalents, including restricted cash, at end of period	$334.4	$2,115.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2020	$25,766.6	$(1,297.3)	$(165.2)	$1,073.3	$25,377.4
Net income	1,340.4	–	–	21.3	1,361.7
Cash distributions paid to common unitholders	(981.7)	–	–	–	(981.7)
Cash payments made in connection with distribution equivalent rights	(7.0)	–	–	–	(7.0)
Cash distributions paid to noncontrolling interests	–	–	–	(29.8)	(29.8)
Cash contributions from noncontrolling interests	–	–	–	13.1	13.1
Amortization of fair value of equity-based awards	38.8	–	–	–	38.8
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(13.9)	–	–	–	(13.9)
Cash flow hedges	–	–	346.4	–	346.4
Other, net	(34.6)	–	(0.2)	–	(34.8)
Balance, March 31, 2021	$26,108.6	$(1,297.3)	$181.0	$1,077.9	$26,070.2

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2019	$24,692.6	$–	$71.4	$1,063.5	$25,827.5
Net income	1,350.1	–	–	24.9	1,375.0
Cash distributions paid to common unitholders	(974.2)	–	–	–	(974.2)
Cash payments made in connection with distribution equivalent rights	(5.8)	–	–	–	(5.8)
Cash distributions paid to noncontrolling interests	–	–	–	(29.9)	(29.9)
Cash contributions from noncontrolling interests	–	–	–	5.2	5.2
Amortization of fair value of equity-based awards	39.1	–	–	–	39.1
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(140.1)	–	–	–	(140.1)
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option (see Note 8)	1,297.3	–	–	–	1,297.3
Treasury units acquired in connection with settlement of Liquidity Option, at cost (see Note 8)	–	(1,297.3)	–	–	(1,297.3)
Cash flow hedges	–	–	51.0	–	51.0
Other, net	(33.6)	–	(0.1)	0.1	(33.6)
Balance, March 31, 2020	$26,225.4	$(1,297.3)	$122.3	$1,063.8	$26,114.2

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History,
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KEY REFERENCES USED IN THESE
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references to “we,” “us” or “our” within these Notes to Unaudited Condensed Consolidated Financial Statements are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at March 31, 2021.

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

Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full year of 2021.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020  (the “2020 Form 10-K”) filed with the SEC on March 1, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies

Apart from those matters described in this footnote, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2020 Form 10-K.

Allowance for Credit Losses

We estimate our allowance for credit losses (formerly, the allowance for doubtful accounts) at each reporting date using a current expected credit loss model, which requires the measurement of expected credit losses for financial assets (e.g., accounts receivable) based on historical experience with customers, current economic conditions, and reasonable and supportable forecasts.  We may also increase the allowance for credit losses in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties.

The following table presents our allowance for credit losses activity since December 31, 2020:

Allowance for credit losses, December 31, 2020	$46.5
Charged to costs and expenses	0.2
Charged to other accounts	1.1
Deductions	(0.5)
Allowance for credit losses, March 31, 2021	$47.3

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$229.4	$1,059.9
Restricted cash	105.0	98.2
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$334.4	$1,158.1

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2021	December 31, 2020
NGLs	$1,707.8	$1,888.1
Petrochemicals and refined products	1,151.0	642.6
Crude oil	825.7	758.1
Natural gas	18.8	14.7
Total	$3,703.3	$3,303.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Cost of sales (1)	$6,263.0	$4,823.0
Lower of cost or net realizable value adjustments recognized in cost of sales	10.0	38.0

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years		March 31, 2021	December 31, 2020
Plants, pipelines and facilities (1)	3-45	(5)	$50,036.0	$49,972.8
Underground and other storage facilities (2)	5-40	(6)	4,231.4	4,207.5
Transportation equipment (3)	3-10		199.2	204.9
Marine vessels (4)	15-30		929.6	932.7
Land			372.1	371.9
Construction in progress			2,055.3	1,807.7
Subtotal			57,823.6	57,497.5
Less accumulated depreciation			15,805.9	15,584.7
Subtotal property, plant and equipment, net			42,017.7	41,912.8
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			84.7	–
Property, plant and equipment, net			$42,102.4	$41,912.8

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.   On a weighted-average basis, the expected amortization period for these costs is 2.8 years.

Property, plant and equipment at March 31, 2021 and December 31, 2020 includes $69.0 million and $69.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.  The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2020:

ARO liability balance, December 31, 2020	$149.5
Liabilities incurred	–
Liabilities settled	–
Revisions in estimated cash flows	(1.1)
Accretion expense	1.7
ARO liability balance, March 31, 2021	$150.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the $150.1 million total ARO liability recorded at March 31, 2021, $11.3 million was reflected as a current liability and $138.8 million as a long-term liability.

The following table summarizes our depreciation and accretion expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Depreciation expense (1)	$423.7	$412.2
Accretion expense (1)	1.7	1.8
Capitalized interest (2)	19.6	30.5

(1)	Depreciation and accretion expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

Asset impairment charges

In March 2021, we entered into agreements to sell a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System, to a third party for $40.0 million in cash.  The transaction closed and was effective on April 1, 2021.  In total, we recognized an impairment charge of $43.4 million, which reflects the write down of $36.6 million of property, plant and equipment and $6.8 million of intangible assets (see Note 6).  The impairment charge attributable to this transaction primarily reflects the reclassification of the underlying assets and liabilities (at their estimated fair values) to their respective held-for-sale accounts at March 31, 2021. The remainder of our impairment charges for the three month periods ended March 31, 2021 and 2020 are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

Asset impairment charges related to operations are a component of “Third party and other costs” within the “Operating costs and expenses” section of our Unaudited Condensed Statements of Consolidated Operations.

We are closely monitoring the recoverability of our long-lived assets, investments in unconsolidated affiliates and goodwill in light of the adverse economic effects of the coronavirus disease 2019 (“COVID-19”) pandemic.  If the adverse economic impacts of the pandemic persist for longer periods than currently expected, these developments could result in the recognition of non-cash impairment charges in the future.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Investments in Unconsolidated Affiliates

The following table presents our investments in unconsolidated affiliates by business segment at the dates indicated.  We account for these investments using the equity method.

	March 31, 2021	December 31, 2020
NGL Pipelines & Services	$664.6	$671.6
Crude Oil Pipelines & Services	1,749.5	1,723.7
Natural Gas Pipelines & Services	32.5	31.4
Petrochemical & Refined Products Services	3.2	2.5
Total	$2,449.8	$2,429.2

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
NGL Pipelines & Services	$28.1	$32.7
Crude Oil Pipelines & Services	118.9	107.3
Natural Gas Pipelines & Services	1.4	1.6
Petrochemical & Refined Products Services	0.5	(0.8)
Total	$148.9	$140.8

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2021			December 31, 2020
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(224.5)	$223.3	$447.8	$(221.3)	$226.5
Contract-based intangibles	162.6	(57.8)	104.8	162.6	(55.0)	107.6
Segment total	610.4	(282.3)	328.1	610.4	(276.3)	334.1
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195.0	(306.1)	1,888.9	2,195.0	(291.6)	1,903.4
Contract-based intangibles	283.1	(253.2)	29.9	283.1	(249.9)	33.2
Segment total	2,478.1	(559.3)	1,918.8	2,478.1	(541.5)	1,936.6
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(521.1)	829.2	1,350.3	(512.2)	838.1
Contract-based intangibles	231.1	(179.1)	52.0	470.7	(403.8)	66.9
Segment total	1,581.4	(700.2)	881.2	1,821.0	(916.0)	905.0
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(69.7)	111.7	181.4	(68.3)	113.1
Contract-based intangibles	44.9	(24.9)	20.0	44.9	(24.6)	20.3
Segment total	226.3	(94.6)	131.7	226.3	(92.9)	133.4
Total intangible assets	$4,896.2	$(1,636.4)	$3,259.8	$5,135.8	$(1,826.7)	$3,309.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
NGL Pipelines & Services	$6.0	$6.5
Crude Oil Pipelines & Services	17.8	20.9
Natural Gas Pipelines & Services	10.6	10.2
Petrochemical & Refined Products Services	1.7	2.0
Total	$36.1	$39.6

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2021	2022	2023	2024	2025
$107.9	$159.5	$167.4	$163.6	$162.2

Impairment of Intangible Asset

In March 2021, we recognized an impairment charge of $6.8 million for the write down of contract-based intangible assets associated with the sale of a portion of our San Juan Gathering System (see Note 4).  The contract-based intangible assets were classified within our Natural Gas Pipelines & Services business segment.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  There has been no change in our goodwill amounts since those reported in our 2020 Form 10-K.  We are closely monitoring the recoverability of our long-lived assets, which include goodwill, in light of the COVID-19 pandemic.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2021	December 31, 2020
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$115.0	$–
Senior Notes TT, 2.80% fixed-rate, due February 2021	–	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	–	575.0
September 2020 364-Day Revolving Credit Agreement, variable-rate, due September 2021	–	–
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Multi-Year Revolving Credit Agreement, variable-rate, due September 2024	–	–
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	1,250.0
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250.0	1,250.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	1,250.0
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000.0	1,000.0
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000.0	1,000.0
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000.0	1,000.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	26,290.0	27,500.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	232.2
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	28,936.4	30,146.4
Other, non-principal amounts	(277.1)	(280.7)
Less current maturities of debt	(1,513.4)	(1,325.0)
Total long-term debt	$27,145.9	$28,540.7

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR"), plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2021:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.15% to 0.25%	0.22%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.97% to 3.00%	2.99%

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

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material financial impact on us.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2021 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Commercial Paper Notes	$115.0	$115.0	$–	$–	$–	$–	$–
Senior Notes	26,175.0	–	1,400.0	1,250.0	850.0	1,150.0	21,525.0
Junior Subordinated Notes	2,646.4	–	–	–	–	–	2,646.4
Total	$28,936.4	$115.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$24,171.4

In February 2021, EPO repaid all of the $750.0 million in principal amount of its Senior Notes TT using remaining cash on hand attributable to its August 2020 senior notes offering and proceeds from the issuance of short-term notes under its commercial paper program.

In March 2021, EPO redeemed all of the $575.0 million outstanding principal amount of its Senior Notes RR one month prior to their scheduled maturity in April 2021.  These notes were redeemed at par (i.e., at a redemption price equal to the outstanding principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon) using proceeds from the issuance of short-term notes under its commercial paper program.

Letters of Credit

At March 31, 2021, EPO had $200.7 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2021.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of that obligation.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2020:

Common units outstanding at December 31, 2020	2,182,308,958
Common unit repurchases under 2019 Buyback Program	(709,816)
Common units issued in connection with the vesting of phantom unit awards, net	3,553,313
Other	26,148
Common units outstanding at March 31, 2021	2,185,178,603

Registration Statements
We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three months ended March 31, 2021.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.54 billion as of March 31, 2021.

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

During the three months ended March 31, 2021, the Partnership settled open market repurchase transactions initiated in December 2020 involving an aggregate 709,816 common units.  The total cost of these repurchases was $13.9 million including commissions and fees. During the three months ended March 31, 2020, the Partnership repurchased 6,357,739 common units under the 2019 Buyback Program for a total purchase price of $140.1 million including commissions and fees.  Units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At March 31, 2021, the remaining available capacity under the 2019 Buyback Program was $1.72 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 3,553,313 new common units to employees in connection with the vesting of phantom unit awards during the three months ended March 31, 2021.  See Note 12 for information regarding our phantom unit awards.

Common Units Delivered Under DRIP and EUPP
The Partnership has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”). In July 2019, the Partnership announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital.  During the three months ended March 31, 2021, agents of the Partnership purchased 1,553,688 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $0.5 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 12, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Preferred Units

The following table summarizes changes in the number of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding since December 31, 2020:

Preferred units outstanding at December 31, 2020	50,138
Paid in-kind distribution to related party	274
Preferred units outstanding at March 31, 2021	50,412

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

In February 2021, the Partnership made a quarterly distribution to its third party and related party preferred unitholders valued at $0.9 million, consisting of paid-in-kind distributions of 274 new preferred units and $0.6 million of cash.

In March 2021, a privately held affiliate of EPCO sold its entire ownership interest in the Partnership’s preferred units to third parties.

Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93.2)	$(74.3)	$2.3	$(165.2)
Other comprehensive income (loss) for period, before reclassifications	(461.2)	182.9	(0.2)	(278.5)
Reclassification of losses (gains) to net income during period	616.1	8.6	–	624.7
Total other comprehensive income (loss) for period	154.9	191.5	(0.2)	346.2
Accumulated Other Comprehensive Income, March 31, 2021	$61.7	$117.2	$2.1	$181.0

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income, December 31, 2019	$55.1	$13.9	$2.4	$71.4
Other comprehensive income (loss) for period, before reclassifications	475.1	(278.1)	(0.1)	196.9
Reclassification of losses (gains) to net income during period	(155.6)	9.6	–	(146.0)
Total other comprehensive income (loss) for period	319.5	(268.5)	(0.1)	50.9
Accumulated Other Comprehensive Income (Loss), March 31, 2020	$374.6	$(254.6)	$2.3	$122.3

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
	Location	2021	2020
Losses (gains) on cash flow hedges:
Interest rate derivatives	Interest expense	$8.6	$9.6
Commodity derivatives	Revenue	597.4	(154.4)
Commodity derivatives	Operating costs and expenses	18.7	(1.2)
Total		$624.7	$(146.0)

For information regarding our interest rate and commodity derivative instruments, see Note 13.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Distributions

On April 8, 2021, we announced that the Board declared a quarterly cash distribution of $0.45 per common unit, or $1.80 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2021.  The quarterly distribution is payable on May 12, 2021 to unitholders of record as of the close of business on April 30, 2021.  The total amount to be paid is $991.5 million, which includes $8.1 million for distribution equivalent rights (“DERs”) on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  In light of current economic conditions, management will evaluate any future increases in cash distributions on a quarterly basis.

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

	For the Three Months Ended March 31,
	2021	2020
NGL Pipelines & Services:
Sales of NGLs and related products	$3,005.6	$2,419.2
Segment midstream services:
Natural gas processing and fractionation	183.4	188.5
Transportation	274.6	265.0
Storage and terminals	119.9	95.4
Total segment midstream services	577.9	548.9
Total NGL Pipelines & Services	3,583.5	2,968.1
Crude Oil Pipelines & Services:
Sales of crude oil	1,838.9	1,696.9
Segment midstream services:
Transportation	208.8	218.4
Storage and terminals	117.8	123.6
Total segment midstream services	326.6	342.0
Total Crude Oil Pipelines & Services	2,165.5	2,038.9
Natural Gas Pipelines & Services:
Sales of natural gas	1,335.3	399.2
Segment midstream services:
Transportation	251.5	271.4
Total segment midstream services	251.5	271.4
Total Natural Gas Pipelines & Services	1,586.8	670.6
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,598.9	1,597.5
Segment midstream services:
Fractionation and isomerization	53.5	35.8
Transportation, including marine logistics	116.7	134.9
Storage and terminals	50.4	36.7
Total segment midstream services	220.6	207.4
Total Petrochemical & Refined Products Services	1,819.5	1,804.9
Total consolidated revenues	$9,155.3	$7,482.5

Substantially all of our revenues are derived from contracts with customers as defined within ASC 606, Revenue from Contracts with Customers.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2021:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$66.5
Total		$66.5

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$148.7
Deferred revenue (noncurrent)	Other long-term liabilities	216.7
Total		$365.4

The following table presents significant changes in our unbilled revenue and deferred revenue balances for the three months ended March 31, 2021:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2020	$18.8	$343.5
Amount included in opening balance transferred to other accounts during period (1)	(4.5)	(105.0)
Amount recorded during period (2)	56.0	248.5
Amounts recorded during period transferred to other accounts (1)	(3.8)	(120.0)
Other changes	–	(1.6)
Balance at March 31, 2021	$66.5	$365.4

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2021.

Period	Fixed Consideration
Nine Months Ended December 31, 2021	$2,959.8
One Year Ended December 31, 2022	3,528.0
One Year Ended December 31, 2023	3,123.2
One Year Ended December 31, 2024	2,948.0
One Year Ended December 31, 2025	2,634.0
Thereafter	12,928.8
Total	$28,121.8

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

The following information summarizes the assets and operations of each business segment:

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

•
Our Petrochemical & Refined Products Services business segment includes our (i) propylene production facilities, which include propylene fractionation units and a PDH facility, and related pipelines and marketing activities, (ii) butane isomerization complex and related deisobutanizer operations, (iii) octane enhancement, iBDH and HPIB production facilities, (iv) refined products pipelines, terminals and related marketing activities, (v) ethylene export terminal and related operations; and (vi) marine transportation business.

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

	For the Three Months Ended March 31,
	2021	2020
Operating income	$1,694.5	$1,507.5
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	496.1	482.8
Asset impairment charges in operating costs and expenses	65.5	1.6
Net losses attributable to asset sales and related matters in operating costs and expenses	10.9	0.1
General and administrative costs	56.3	55.5
Non-refundable payments received from shippers attributable to make-up rights (2)	19.3	16.8
Subsequent recognition of revenues attributable to make-up rights (3)	(39.3)	(7.1)
Total segment gross operating margin	$2,303.3	$2,057.2

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Gross operating margin by segment:
NGL Pipelines & Services	$1,086.4	$1,042.0
Crude Oil Pipelines & Services	400.2	452.9
Natural Gas Pipelines & Services	535.2	283.8
Petrochemical & Refined Products Services	281.5	278.5
Total segment gross operating margin	$2,303.3	$2,057.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2021	$3,580.7	$2,157.0	$1,583.9	$1,819.5	$–	$9,141.1
Three months ended March 31, 2020	2,966.3	2,027.7	667.6	1,804.9	–	7,466.5
Revenues from related parties:
Three months ended March 31, 2021	2.8	8.5	2.9	–	–	14.2
Three months ended March 31, 2020	1.8	11.2	3.0	–	–	16.0
Intersegment and intrasegment revenues:
Three months ended March 31, 2021	13,088.6	7,420.1	145.8	6,234.2	(26,888.7)	–
Three months ended March 31, 2020	5,780.7	7,840.3	115.1	808.1	(14,544.2)	–
Total revenues:
Three months ended March 31, 2021	16,672.1	9,585.6	1,732.6	8,053.7	(26,888.7)	9,155.3
Three months ended March 31, 2020	8,748.8	9,879.2	785.7	2,613.0	(14,544.2)	7,482.5
Equity in income (loss) of unconsolidated affiliates:
Three months ended March 31, 2021	28.1	118.9	1.4	0.5	–	148.9
Three months ended March 31, 2020	32.7	107.3	1.6	(0.8)	–	140.8

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2021	$17,121.5	$7,015.1	$8,355.8	$7,554.7	$2,055.3	$42,102.4
At December 31, 2020	17,128.3	6,982.6	8,465.8	7,528.4	1,807.7	41,912.8
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2021	664.6	1,749.5	32.5	3.2	–	2,449.8
At December 31, 2020	671.6	1,723.7	31.4	2.5	–	2,429.2
Intangible assets, net: (see Note 6)
At March 31, 2021	328.1	1,918.8	881.2	131.7	–	3,259.8
At December 31, 2020	334.1	1,936.6	905.0	133.4	–	3,309.1
Goodwill: (see Note 6)
At March 31, 2021	2,651.7	1,841.0	–	956.2	–	5,448.9
At December 31, 2020	2,651.7	1,841.0	–	956.2	–	5,448.9
Segment assets:
At March 31, 2021	20,765.9	12,524.4	9,269.5	8,645.8	2,055.3	53,260.9
At December 31, 2020	20,785.7	12,483.9	9,402.2	8,620.5	1,807.7	53,100.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Consolidated revenues:
NGL Pipelines & Services	$3,583.5	$2,968.1
Crude Oil Pipelines & Services	2,165.5	2,038.9
Natural Gas Pipelines & Services	1,586.8	670.6
Petrochemical & Refined Products Services	1,819.5	1,804.9
Total consolidated revenues	$9,155.3	$7,482.5

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$6,263.0	$4,823.0
Other operating costs and expenses (1)	715.3	752.8
Depreciation, amortization and accretion	498.7	482.8
Asset impairment charges	65.5	1.6
Net losses attributable to asset sales and related matters	10.9	0.1
General and administrative costs	56.3	55.5
Total consolidated costs and expenses	$7,609.7	$6,115.8

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding depreciation, amortization and accretion charges; asset impairment charges; and net losses (or gains) attributable to asset sales and related matters.

Fluctuations in our product sales revenues and related cost of sales amounts are explained in part by changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to product sales; however, these higher commodity prices also increase the associated cost of sales as purchase costs are higher.  The same type of correlation would be true in the case of lower energy commodity sales prices and purchase costs.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,340.4	$1,350.1
Earnings allocated to phantom unit awards (1)	(11.0)	(9.9)
Net income allocated to common unitholders	$1,329.4	$1,340.2

Basic weighted-average number of common units outstanding	2,183.4	2,188.9

Basic earnings per common unit	$0.61	$0.61

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,340.4	$1,350.1
Net income attributable to preferred units	0.9	–
Net income attributable to limited partners	$1,341.3	$1,350.1

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,183.4	2,188.9
Phantom units (2)	17.4	15.1
Preferred units (2)	2.5	–
Total	2,203.3	2,204.0

Diluted earnings per common unit	$0.61	$0.61

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding our phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding.  See Note 12 for information regarding phantom unit awards.  See Note 8 for information regarding preferred units.

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Equity-classified awards:
Phantom unit awards	$38.0	$36.2
Profits interest awards	1.1	2.9
Total	$39.1	$39.1

The fair value of equity-classified awards is amortized to earnings over the requisite service or vesting period.  Equity-classified awards are expected to result in the issuance of the Partnership’s common units upon vesting.  Compensation expense for liability-classified awards is recognized over the requisite service or vesting period based on the fair value of the award remeasured at each reporting date.  Liability-classified awards are settled in cash upon vesting.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2020	15,669,442	$26.76
Granted (2)	7,700,645	$21.30
Vested	(5,141,095)	$27.19
Forfeited	(119,963)	$25.08
Phantom unit awards at March 31, 2021	18,109,029	$24.32

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2021 was $164.0 million based on a grant date market price of the Partnership’s common units ranging from $20.79 to $21.44 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

Each phantom unit award includes a DER, which entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by the Partnership to its common unitholders.  Cash payments made in connection with DERs are charged to partners’ equity when the phantom unit award is expected to result in the issuance of common units; otherwise, such amounts are expensed.

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Cash payments made in connection with DERs	$7.0	$5.8
Total intrinsic value of phantom unit awards that vested during period	112.7	109.2

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $269.8  million at March 31, 2021, of which our share of such cost is currently estimated to be $229.2 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

Profits Interest Awards

EPCO has established four limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At March 31, 2021, our share of the total unrecognized compensation cost related to the Employee Partnerships was $14.9 million, which we expect to recognize over a weighted-average period of 2.6 years.

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

Forward-Starting Swaps
As a result of favorable market conditions, we terminated an aggregate $675.0 million notional amount of forward-starting swaps in March 2021, which resulted in a net cash payment of $0.1 million.  Since the original swaptions associated with these forward-starting swaps were not designated as hedging instruments and were subject to mark-to-market accounting, we previously incurred an unrealized, mark-to-market loss at inception of the forward starting swaps of $47.6 million that was reflected as an increase in interest expense in 2019.  Immediately following exercise of the swaptions and our being put into the forward-starting swaps, these instruments were designated as cash flow hedges.  For the period from inception through the termination date in March 2021, we recognized cumulative gains on the forward-starting swaps of $47.5 million in accumulated other comprehensive income, of which $45.9 million will be reclassified to earnings (as a decrease in interest expense) over the life of the associated debt obligations. We reclassified $1.6 million of the cumulative gain as a decrease in interest expense in March 2021.

We terminated an additional aggregate $400.0 million notional amount of forward-starting swaps in March 2021 due to favorable market conditions, which resulted in net cash proceeds of $75.3 million. As cash flow hedges, gains on these derivative instruments are reflected as a component of accumulated other comprehensive income and will be reclassified to earnings (as a decrease in interest expense) over the life of the associated future debt obligations.

As a result of these terminations, we do not have any interest rate derivative instruments outstanding at March 31, 2021.

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

At March 31, 2021, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2021 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	20.3	n/a	Cash flow hedge
Octane enhancement:
Forecasted purchase of NGLs (MMBbls)	0.1	n/a	Cash flow hedge
Forecasted sales of octane enhancement products (MMBbls)	0.4	n/a	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	132.9	2.7	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	139.7	4.2	Cash flow hedge
NGLs inventory management activities (MMBbls)	2.6	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	25.8	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	37.4	n/a	Cash flow hedge
Refined products inventory management activities (MMBbls)	1.3	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	17.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	27.0	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	1.1	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	1.0	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	26.3	0.4	Mark-to-market
NGL risk management activities (MMBbls) (3)	31.7	21.1	Mark-to-market
Refined products risk management activities (MMBbls) (3)	14.2	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	32.0	2.4	Mark-to-market

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

The carrying amount of our inventories subject to fair value hedges was $256.8 million and $144.0 million at March 31, 2021 and December 31, 2020, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$109.1
Interest rate derivatives	Other assets	–	Other assets	12.4	Other liabilities	–	Other liabilities	11.0
Total interest rate derivatives		–		12.4		–		120.1
Commodity derivatives	Current assets	289.3	Current assets	210.5	Current liabilities	233.4	Current liabilities	234.0
Commodity derivatives	Other assets	0.9	Other assets	0.4	Other liabilities	9.5	Other liabilities	6.1
Total commodity derivatives		290.2		210.9		242.9		240.1
Total derivatives designated as hedging instruments		$290.2		$223.3		$242.9		$360.2

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$33.7	Current assets	$18.1	Current liabilities	$6.0	Current liabilities	$6.1
Commodity derivatives	Other assets	1.0	Other assets	0.2	Other liabilities	0.6	Other liabilities	0.1
Total commodity derivatives		34.7		18.3		6.6		6.2
Total derivatives not designated as hedging instruments		$34.7		$18.3		$6.6		$6.2

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2021:
Commodity derivatives	$324.9	$–	$324.9	$(248.7)	$(68.0)	$–	$8.2
As of December 31, 2020:
Interest rate derivatives	$12.4	$–	$12.4	$–	$–	$–	$12.4
Commodity derivatives	229.2	–	229.2	(228.5)	–	–	0.7

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2021:
Commodity derivatives	$249.5	$–	$249.5	$(248.7)	$–	$–	$0.8
As of December 31, 2020:
Interest rate derivatives	$120.1	$–	$120.1	$–	$–	$–	$120.1
Commodity derivatives	246.3	–	246.3	(228.5)	–	(17.3)	0.5

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2021	2020
Commodity derivatives	Revenue	$(120.0)	$3.9
Total		$(120.0)	$3.9

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2021	2020
Commodity derivatives	Revenue	$169.7	$(8.2)
Total		$169.7	$(8.2)

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2021	2020
Interest rate derivatives	$182.9	$(278.1)
Commodity derivatives – Revenue (1)	(442.2)	477.8
Commodity derivatives – Operating costs and expenses (1)	(19.0)	(2.7)
Total	$(278.3)	$197.0

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2021	2020
Interest rate derivatives	Interest expense	$(8.6)	$(9.6)
Commodity derivatives	Revenue	(597.4)	154.4
Commodity derivatives	Operating costs and expenses	(18.7)	1.2
Total		$(624.7)	$146.0

Over the next twelve months, we expect to reclassify $39.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $92.1 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $92.0 million as an increase in revenue and $0.1 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2021	2020
Commodity derivatives	Revenue	$(43.1)	$63.5
Commodity derivatives	Operating costs and expenses	0.9	(0.1)
Total		$(42.2)	$63.4

The $42.2 million loss recognized for the three months ended March 31, 2021 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $104.5 million of realized losses and $62.3 million of net unrealized mark-to-market gains attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At March 31, 2021 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$719.7	$1,155.6	$2.5	$1,877.8
Impact of CME Rule 814	(719.7)	(831.9)	(1.3)	(1,552.9)
Total commodity derivatives	–	323.7	1.2	324.9
Total	$–	$323.7	$1.2	$324.9

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$1,270.7	$947.3	$0.5	$2,218.5
Impact of CME Rule 814	(1,270.7)	(698.2)	(0.1)	(1,969.0)
Total commodity derivatives	–	249.1	0.4	249.5
Total	$–	$249.1	$0.4	$249.5

	At December 31, 2020 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$–	$12.4	$–	$12.4
Commodity derivatives:
Value before application of CME Rule 814	678.6	878.6	12.9	1,570.1
Impact of CME Rule 814	(678.6)	(650.4)	(11.9)	(1,340.9)
Total commodity derivatives	–	228.2	1.0	229.2
Total	$–	$240.6	$1.0	$241.6

Financial liabilities:
Interest rate derivatives	$–	$120.1	$–	$120.1
Commodity derivatives:
Value before application of CME Rule 814	1,065.6	1,047.4	25.9	2,138.9
Impact of CME Rule 814	(1,065.6)	(807.3)	(19.7)	(1,892.6)
Total commodity derivatives	–	240.1	6.2	246.3
Total	$–	$360.2	$6.2	$366.4

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2021 was a net derivative liability of $340.7 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at March 31, 2021 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

Nonrecurring Fair Value Measurements

We did not have any significant nonrecurring fair value measurements at March 31, 2021 or 2020.

See Note 4 for information regarding other non-cash asset impairment charges.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $31.72 billion and $35.00 billion at March 31, 2021 and December 31, 2020, respectively.  The aggregate carrying value of these debt obligations was $28.58 billion and $29.90 billion at March 31, 2021 and December 31, 2020, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Revenues – related parties:
Unconsolidated affiliates	$14.2	$16.0
Costs and expenses – related parties:
EPCO and its privately held affiliates	$292.2	$286.0
Unconsolidated affiliates	66.7	71.5
Total	$358.9	$357.5

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2021	December 31, 2020
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1.8	$1.9
Unconsolidated affiliates	5.2	3.7
Total	$7.0	$5.6

Accounts payable - related parties:
EPCO and its privately held affiliates	$73.3	$139.6
Unconsolidated affiliates	11.8	9.9
Total	$85.1	$149.5

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

At March 31, 2021, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,863,875 common units	32.2%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at March 31, 2021.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations.  During the three months ended March 31, 2021 and 2020, we paid EPCO and its privately held affiliates cash distributions totaling $306.1 million and $302.8 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Operating costs and expenses	$254.7	$251.2
General and administrative expenses	33.2	30.5
Total costs and expenses	$287.9	$281.7

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates. For each of the three months ended March 31, 2021 and 2020, we recognized $3.4 million of related party operating lease expense in connection with these office space leases.

Note 15.  Income Taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Deferred tax benefit (expense) attributable to OTA Holdings, Inc. (“OTA”)	$(6.3)	$187.2
Revised Texas Franchise Tax (“Texas Margin Tax”)	(3.3)	(7.7)
Other	(0.4)	(0.3)
Benefit from (provision for) income taxes	$(10.0)	$179.2

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended March 31,
	2021	2020
Current portion of income tax benefit (provision):
Federal	$0.8	$(0.1)
State	(5.1)	(4.6)
Foreign	(1.1)	(0.2)
Total current portion	(5.4)	(4.9)
Deferred portion of income tax benefit (provision):
Federal	(5.9)	172.8
State	1.3	11.3
Total deferred portion	(4.6)	184.1
Total benefit from (provision for) income taxes	$(10.0)	$179.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2021	2020
Pre-Tax Net Book Income (“NBI”)	$1,372.6	$1,195.8

Texas Margin Tax (1)	(3.3)	(7.7)
State income tax benefit (provision), net of federal benefit (2)	(0.6)	11.3
Federal income tax benefit (provision) computed by applying the federal statutory rate to NBI of corporate entities	(3.1)	107.8
Federal benefit attributable to settlement of Liquidity Option Agreement (2)	–	67.8
Valuation allowance on deferred tax assets (3)	(2.8)	–
Other	(0.2)	–
Benefit from (provision for) income taxes	$(10.0)	$179.2

Effective income tax rate	(0.7)%	15.0%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

(2)
The total benefit recognized in income tax expense in March 2020 from settlement of the Liquidity Option Agreement was $72.2 million, which is comprised of $4.4 million of state income tax benefit and $67.8 million of federal income tax benefit.

(3)
Management believes that it is more likely than not that the net deferred tax assets attributable to OTA will not be fully realizable.  Accordingly, we provided for a valuation allowance against OTA’s net deferred tax assets at March 31, 2021.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31,	December 31,
	2021	2020
Deferred tax liabilities:
Attributable to investment in OTA	$362.9	$356.6
Attributable to property, plant and equipment	105.2	106.4
Attributable to investments in other entities	4.0	4.1
Other	13.5	–
Total deferred tax liabilities	485.6	467.1
Less deferred tax assets:
Net operating loss carryovers (1)	2.9	0.1
Temporary differences related to Texas Margin Tax	2.7	2.3
Total deferred tax assets	5.6	2.4
Total net deferred tax liabilities before valuation allowance	480.0	464.7
Less: Valuation allowance on deferred tax assets	2.8	–
Total net deferred tax liabilities	$482.8	$464.7

(1)
Of the loss amount presented for March 31, 2021, $0.1 million expires in various years between 2021 and 2037.  The remaining $2.8 million has an indefinite carryover period.  All losses are subject to limitations on their utilization.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OTA Deferred Tax Liability

On March 5, 2020, the Partnership settled its obligations under a put option agreement (the “Liquidity Option Agreement” or “Liquidity Option”) with OTA and Marquard & Bahls AG, and became the owner of OTA and indirectly assumed its deferred tax liability, which reflects OTA’s outside basis difference in the limited partner interests it received from the Partnership in October 2014. Upon settlement of the Liquidity Option, the Liquidity Option liability recorded by the Partnership was effectively replaced by the deferred tax liability of OTA calculated in accordance with ASC 740, Income Taxes.

At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Unaudited Condensed Statement of Consolidated Operations for the three months ended March 31, 2020.  OTA recognized an additional net, non-cash deferred income tax benefit of $115.0 million at March 31, 2020 primarily due to a decrease in the outside basis difference of its investment in the Partnership attributable to a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through March 31, 2020.  In total, our earnings for the three months ended March 31, 2020 reflect $187.2 million of net deferred income tax benefit attributable to OTA.

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

Our accruals for litigation contingencies were $0.2 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively, and recorded in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities.”

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

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $28.94 billion and $30.15 billion at March 31, 2021 and December 31, 2020, respectively.  The year-to-date reduction in debt principal amount outstanding is primarily due to EPO’s repayment of Senior Notes TT and RR, partially offset by the issuance of short-term notes under its commercial paper program. See Note 7 for additional information regarding our scheduled future maturities of debt principal.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2020 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at March 31, 2021:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$124.3	$124.9	15 years	4.3%
Transportation equipment	31.6	33.6	3 years	3.3%
Office and warehouse space	168.7	185.9	16 years	3.2%
Total	$324.6	$344.4

(1)	Right-of-use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At March 31, 2021, lease liabilities of $27.1 million and $317.3 million were included within “Other current liabilities” and “Other liabilities,” respectively.
(3)
The discount rate for each category of assets represents the weighted average of either (i) the implicit rate applicable to the underlying leases (where determinable) or (ii) our incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either information available at the lease commencement date or January 1, 2019 for leases existing at the adoption date for ASC 842, Leases.

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$9.3	$10.0
Related accretion expense on lease liability balances	3.1	3.4
Total fixed lease expense	12.4	13.4
Variable lease expense	0.4	0.2
Subtotal operating lease expense	12.8	13.6
Short-term operating leases	13.5	13.2
Total operating lease expense	$26.3	$26.8

Cash payments attributable to operating lease obligations were $9.1 million and $10.1 million for the three months ended March 31, 2021 and 2020, respectively.

Operating lease income for the three months ended March 31, 2021 and 2020 was $3.0 million and $3.5 million, respectively.

Purchase Obligations
We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date. Our product purchase commitments increased from $14.8 billion at December 31, 2020 to $19.34 billion at March 31, 2021 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Decrease (increase) in:
Accounts receivable – trade	$(1,214.7)	$1,702.4
Accounts receivable – related parties	(1.6)	0.5
Inventories	(95.7)	507.7
Prepaid and other current assets	158.4	1,001.7
Other assets	2.3	22.7
Increase (decrease) in:
Accounts payable – trade	83.5	22.4
Accounts payable – related parties	(64.4)	(93.0)
Accrued product payables	1,591.7	(1,743.1)
Accrued interest	(231.4)	(193.4)
Other current liabilities	(160.2)	(896.4)
Other liabilities	31.1	10.2
Net effect of changes in operating accounts	$99.0	$341.7

Cash payments for interest, net of $19.6 and $30.5 capitalized during the three months ended March 31, 2021 and 2020, respectively	$541.1	$496.3

Cash payments (refunds) for federal and state income taxes	$(4.5)	$0.4

We incurred liabilities for construction in progress that had not been paid at March 31, 2021 and December 31, 2020 of $283.4 million and $236.1 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

We recognized non-cash charges totaling $11.5 million for involuntary conversions during the first quarter of 2021 that are a component of net losses attributable to asset sales and related matters.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2021 and 2020

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed on March 1, 2021 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the year ended March 31, 2021 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

Forward-looking statements are subject to a variety of risks (including those attributable to the Coronavirus disease 2019 (“COVID-19”) pandemic), uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2020 Form 10-K.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

Key References Used in this Management’s Discussion and Analysis

Unless the context requires otherwise, references to “we,” “us” or “our” within this quarterly report are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at March 31, 2021.  In March 2021, a privately held affiliate of EPCO sold its entire ownership interest in the Partnership’s Series A Cumulative Convertible Preferred Units (“preferred units”) to third parties.

As generally used in the energy industry and in this quarterly report, the acronyms below have the following meanings:

/d	=	per day	MMBPD	=	million barrels per day
BBtus	=	billion British thermal units	MMBtus	=	million British thermal units
Bcf	=	billion cubic feet	MMcf	=	million cubic feet
BPD	=	barrels per day	MWac	=	megawatts, alternating current
MBPD	=	thousand barrels per day	MWdc	=	megawatts, direct current
MMBbls	=	million barrels	TBtus	=	trillion British thermal units

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2021 compared to the first quarter of 2020.

Business Summary

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

The safe operation of our assets is a top priority.  We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner.  For additional information, see “Environmental, Safety and Conservation” within the Regulatory Matters section of Part I, Items 1 and 2 of the 2020 Form 10-K.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of the 2020 Form 10-K.

We provide investors access to additional information regarding the Partnership and our consolidated businesses, including information relating to governance procedures and principles, through our website, www.enterpriseproducts.com.

Current Outlook

As noted previously under “Cautionary Statement Regarding Forward-Looking Information” within this Part I, Item 2, this quarterly report on Form 10-Q, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP.  In addition, it reflects assumptions made by us and information currently available to us.

With regards to the outlook for hydrocarbon supply and demand fundamentals described in our 2020 Form 10-K, we believe that the underlying trends remain generally intact.  Ongoing production cuts within the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group), along with market-driven cuts in U.S., Brazilian and Canadian supplies, continue to provide much-needed support for international energy markets in coping with weakness in hydrocarbon demand attributable to the COVID-19 pandemic. As vaccination programs are implemented on a wider scale, many countries have eased their COVID-19 containment measures and governments have instituted fiscal measures in an effort to support economic activity.  As a result, hydrocarbon demand has started to recover; however, a continuation of this trend remains dependent on successful containment of the disease, the efficacy and distribution of approved vaccines on COVID-19 and its emerging variants, and proven therapeutics.

We continue to believe that our integrated, diversified and fee-based business model will enable us to successfully traverse this difficult period.  The Partnership and its consolidated operations remain in a strong position, with our financial strength and operational flexibility demonstrated by $5.11 billion of consolidated liquidity at March 31, 2021, investment grade credit ratings on EPO’s long-term senior unsecured debt, a disciplined capital spending approach, the optimization of our assets to provide incremental services to customers and to respond to market opportunities, and a portfolio of diverse, high quality customers.

The value of our diversified and integrated midstream system was exhibited again in the first quarter of 2021.  Our propylene, NGL, refined products and natural gas businesses benefited from greater demand associated with the early stages of an economic recovery, winter demand and higher commodity prices.  This was partially offset by plant and pipeline disruptions and lower volumes attributable to the impacts of major winter storms in mid-February 2021 and major maintenance activities at our PDH 1 and octane enhancement facilities.

Impact of February 2021 Winter Storms

Two major winter storms, Uri and Viola, impacted Texas and the southern U.S. in mid-February 2021 (the “February 2021 winter storms”).  The storms had a major impact on the electric power grid in Texas, which resulted in widespread power outages.  Voluntarily and in accordance with our agreements with the Electric Reliability Council of Texas, Inc. (“ERCOT”), we temporarily shut down our non-essential plants and other operations in Texas to support residential power consumption. Those Texas assets that remained operational (e.g., our natural gas processing plants, storage facilities and Texas Intrastate System) were impacted by rolling blackouts.  The economic impacts of these disruptions, higher power and natural gas costs, as well as losses on natural gas hedges, were mitigated by sales of natural gas to electricity generators, natural gas utilities and industrial customers to assist them in meeting their requirements.  During and following the storms, many of our customers also experienced downtime due to freeze-related damage and repairs that impacted our volumes.

Significant Recent Developments

Enterprise to Increase Its Use of Power from Renewable Resources

In March 2021, we announced the execution of a power purchase agreement with EDF Renewables North America that will increase our use of electricity from solar power by 100 MWac/132 MWdc.   We are committed to being a responsible steward of the environment, including using energy sustainably across our footprint.  We estimate that by 2025, approximately 25% of our power will be from renewable resources.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:
							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2020 by quarter:
1st Quarter	$1.95	$0.14	$0.37	$0.57	$0.63	$0.93	$0.31	$0.18	$0.19
2nd Quarter	$1.71	$0.19	$0.41	$0.43	$0.44	$0.41	$0.26	$0.11	$0.17
3rd Quarter	$1.98	$0.22	$0.50	$0.58	$0.60	$0.80	$0.35	$0.17	$0.25
4th Quarter	$2.67	$0.21	$0.57	$0.76	$0.68	$0.92	$0.41	$0.24	$0.22
2020 Averages	$2.08	$0.19	$0.46	$0.59	$0.59	$0.77	$0.33	$0.18	$0.21

2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of McGraw Hill Financial, Inc.
(2)	NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service.
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

The weighted-average indicative market price for NGLs was $0.61 per gallon in the first quarter of 2021 versus $0.35 per gallon in the first quarter of 2020.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2020 by quarter:
1st Quarter	$46.17	$45.51	$47.81	$48.15
2nd Quarter	$27.85	$28.22	$29.68	$30.12
3rd Quarter	$40.93	$41.05	$41.77	$42.47
4th Quarter	$42.66	$43.07	$43.63	$44.08
2020 Averages	$39.40	$39.46	$40.72	$41.21

2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices. An increase in our consolidated marketing revenues due to higher energy commodity sales prices may not result in an increase in gross operating margin or cash available for distribution, since our consolidated cost of sales amounts would also increase due to comparable increases in the purchase prices of the underlying energy commodities.  The same type of correlation would be true in the case of lower energy commodity sales prices and purchase costs.

We attempt to mitigate commodity price exposure through our hedging activities and the use of fee-based arrangements.  See Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report and “Quantitative and Qualitative Disclosures About Market Risk” under Part I, Item 3 of this quarterly report for information regarding our commodity hedging activities.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Revenues	$9,155.3	$7,482.5
Costs and expenses:
Operating costs and expenses:
Cost of sales	6,263.0	4,823.0
Depreciation, amortization and accretion expenses	498.7	482.8
Asset impairment charges	65.5	1.6
Other operating costs and expenses	726.2	752.9
Total operating costs and expenses	7,553.4	6,060.3
General and administrative costs	56.3	55.5
Total costs and expenses	7,609.7	6,115.8
Equity in income of unconsolidated affiliates	148.9	140.8
Operating income	1,694.5	1,507.5
Other income (expense):
Interest expense	(322.8)	(317.5)
Other, net	0.9	5.8
Total other expense, net	(321.9)	(311.7)
Income before income taxes	1,372.6	1,195.8
Benefit from (provision for) income taxes	(10.0)	179.2
Net income	1,362.6	1,375.0
Net income attributable to noncontrolling interests	(21.3)	(24.9)
Net income attributable to preferred units	(0.9)	–
Net income attributable to common unitholders	$1,340.4	$1,350.1

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
NGL Pipelines & Services:
Sales of NGLs and related products	$3,005.6	$2,419.2
Midstream services	577.9	548.9
Total	3,583.5	2,968.1
Crude Oil Pipelines & Services:
Sales of crude oil	1,838.9	1,696.9
Midstream services	326.6	342.0
Total	2,165.5	2,038.9
Natural Gas Pipelines & Services:
Sales of natural gas	1,335.3	399.2
Midstream services	251.5	271.4
Total	1,586.8	670.6
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,598.9	1,597.5
Midstream services	220.6	207.4
Total	1,819.5	1,804.9
Total consolidated revenues	$9,155.3	$7,482.5

Total revenues for the first quarter of 2021 increased $1.67 billion when compared to the first quarter of 2020 primarily due to a net $1.67 billion increase in marketing revenues.  Revenues from the marketing of NGLs, natural gas, petrochemicals and refined products increased a combined $1.52 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $2.1 billion increase, partially offset by lower sales volumes, which accounted for a $580.3 million decrease.  Revenues from the marketing of crude oil increased $142.0 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $121.7 million increase, and higher average sales prices, which accounted for an additional $20.3 million increase.

Revenues from midstream services for the first quarter of 2021 increased $6.9 million when compared to the first quarter of 2020.  Revenues from our terminal facilities increased $30.2 million quarter-to-quarter primarily due to higher deficiency fee revenue.  Revenues from our pipeline assets decreased $24.6 million quarter-to-quarter primarily due to lower demand for natural gas transportation services.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2021 increased $1.49 billion when compared to the first quarter of 2020 primarily due to higher cost of sales.

Cost of sales
Cost of sales increased $1.44 billion for the first quarter of 2021 when compared to the first quarter of 2020. On a combined basis, the cost of sales associated with our marketing of NGLs, natural gas, petrochemicals and refined products increased a net $1.13 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $1.44 billion increase, partially offset by lower sales volumes, which accounted for a $313.7 million decrease.  The cost of sales associated with our marketing of crude oil increased $311.6 million quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $199.8 million increase, and higher sales volumes, which accounted for an additional $111.8 million increase.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the first quarter of 2021 increased a combined $15.9 million when compared to the first quarter of 2020 primarily due to assets placed into full or limited service since the first quarter of 2020 (e.g., Chambers County Fracs X and XI and the Midland-to-ECHO 3 pipeline).

Asset impairment charges
Non-cash asset impairment charges for the first quarter of 2021 increased $63.9 million when compared to the first quarter of 2020 primarily due to a $43.4 million charge attributable to a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System and classified as held-for-sale at March 31, 2021.

See Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding our asset impairment charges.

Other operating costs and expenses
Other operating costs and expenses for the first quarter of 2021 decreased $26.7 million when compared the first quarter of 2020 primarily due to lower maintenance, chemical and facility charges.

General and administrative costs

General and administrative costs for the first quarter of 2021 increased $0.8 million when compared to the first quarter of 2020 primarily due to higher employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2021 increased $8.1 million when compared to the first quarter of 2020 primarily due to increased earnings from our investments in crude oil pipelines.

Operating income

Operating income for the first quarter of 2021 increased $187.0 million when compared to the first quarter of 2020 due to the previously described quarter-to-quarter changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Interest charged on debt principal outstanding	$326.9	$331.5
Impact of interest rate hedging program, including related amortization	8.6	9.6
Interest costs capitalized in connection with construction projects (1)	(19.6)	(30.5)
Other (2)	6.9	6.9
Total	$322.8	$317.5

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased a net $4.6 million quarter-to-quarter primarily due to the effects of lower overall interest rates during the first quarter of 2021, which accounted for an $8.9 million decrease, partially offset by higher debt principal amounts outstanding during the first quarter of 2021, which accounted for a $4.3 million increase.  Our weighted-average debt principal balance for the first quarter of 2021 was $29.96 billion compared to $29.39 billion for the first quarter of 2020.  In general, our debt principal balances have increased over time due to the partial debt financing of our capital investments.

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

Income taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Deferred tax benefit (expense) attributable to OTA	$(6.3)	$187.2
Texas Margin Tax	(3.3)	(7.7)
Other	(0.4)	(0.3)
Benefit from (provision for) income taxes	$(10.0)	$179.2

On February 25, 2020, we received notice from Marquard & Bahls AG (“M&B”) of its election to exercise its rights  under the Liquidity Option Agreement among the Partnership, OTA Holdings, Inc. (a Delaware corporation previously named Oiltanking Holding Americas, Inc. (“OTA”)), and M&B dated October 1, 2014 (the “Liquidity Option Agreement”).  The Partnership settled its obligations under the Liquidity Option Agreement on March 5, 2020 and indirectly assumed the deferred tax liability of OTA, which reflects OTA’s outside basis difference in the limited partner interests it received from the Partnership in October 2014.

At March 5, 2020, the Partnership’s liability recognized in connection with the Liquidity Option Agreement was $511.9 million (referred to as the “Liquidity Option liability”).  Upon settlement of the Liquidity Option Agreement, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA calculated in accordance with ASC 740, Income Taxes.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income tax” line on our Unaudited Condensed Statement of Consolidated Operations for the first quarter of 2020. OTA recognized an additional net, non-cash deferred income tax benefit of $115.0 million primarily due to a decrease in the outside basis difference of its investment in the Partnership attributable to a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through March 31, 2020.  In total, our earnings for the first quarter of 2020 reflect $187.2 million of deferred income tax benefit attributable to OTA.

On September 30, 2020, OTA exchanged the Partnership common units it owned for non-publicly traded preferred units having a stated value of $1,000 per unit.  As a result, beginning September 30, 2020, OTA’s deferred tax liability no longer fluctuates due to market price changes in our common units.

Business Segment Highlights

Our operations are reported under four business segments: (i) NGL Pipelines & Services, (ii) Crude Oil Pipelines & Services, (iii) Natural Gas Pipelines & Services and (iv) Petrochemical & Refined Products Services.  Our business segments are generally organized and managed according to the types of services rendered (or technologies employed) and products produced and/or sold.

We evaluate segment performance based on our non-generally accepted accounting principle (“non-GAAP”) financial measure of gross operating margin.  Gross operating margin is an important performance measure of the core profitability of our operations and forms the basis of our internal financial reporting.  We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Gross operating margin by segment:
NGL Pipelines & Services	$1,086.4	$1,042.0
Crude Oil Pipelines & Services	400.2	452.9
Natural Gas Pipelines & Services	535.2	283.8
Petrochemical & Refined Products Services	281.5	278.5
Total segment gross operating margin (1)	2,303.3	2,057.2
Net adjustment for shipper make-up rights	20.0	(9.7)
Total gross operating margin (non-GAAP)	$2,323.3	$2,047.5

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Operating income	$1,694.5	$1,507.5
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	496.1	482.8
Asset impairment charges in operating costs and expenses	65.5	1.6
Net losses attributable to asset sales and related matters in operating costs and expenses	10.9	0.1
General and administrative costs	56.3	55.5
Total gross operating margin (non-GAAP)	$2,323.3	$2,047.5

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2021	2020
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$294.3	$252.3
NGL pipelines, storage and terminals	626.6	653.3
NGL fractionation	165.5	136.4
Total	$1,086.4	$1,042.0

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,271	3,762
NGL marine terminal volumes (MBPD)	652	742
NGL fractionation volumes (MBPD)	1,190	1,133
Equity NGL production volumes (MBPD) (1)	162	140
Fee-based natural gas processing volumes (MMcf/d) (2,3)	4,018	4,659

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2021 increased $42.0 million when compared to the first quarter of 2020.

Gross operating margin from our NGL marketing activities increased $96.7 million quarter-to-quarter primarily due to higher average sales margins (including the impact of hedging activities), which accounted for a $53.7 million increase, and higher sales volumes, which accounted for an additional $46.6 million increase.  Results from marketing strategies that optimize our transportation, storage and plant assets increased a combined $95.4 million quarter-to-quarter, partially offset by lower earnings from the optimization of our export assets, which accounted for a $47.1 million decrease.

Gross operating margin from our Permian Basin natural gas processing facilities increased $10.0 million quarter-to-quarter primarily due to higher fee-based processing volumes, which accounted for a $6.7 million increase, and higher average processing margins (including the impact of hedging activities), which accounted for an additional $3.5 million increase.  Fee-based processing volumes and equity NGL production at our Permian Basin natural gas processing facilities increased 193 MMcf/d and 31 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities decreased $41.2 million quarter-to-quarter primarily due to lower equity NGL production of 6 MBPD, which accounted for a $28.8 million decrease, lower average processing fees and volumes, which accounted for decreases of $12.3 million and $3.7 million, respectively, and higher operating and maintenance costs, which accounted for an additional $6.1 million decrease.  Partially offsetting these negative impacts were higher average processing margins (including the impact of hedging activities), which accounted for a $9.8 million quarter-to-quarter increase. Fee-based processing volumes at our South Texas natural gas processing facilities decreased 213 MMcf/d quarter-to-quarter.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) decreased a combined $21.5 million quarter-to-quarter primarily due to lower average processing margins (including the impact of hedging activities), which accounted for a $19.4 million decrease, and lower fee-based processing volumes, which accounted for an additional $6.2 million decrease, partially offset by lower operating costs, which accounted for a $4.1 million increase.  On a combined basis, fee-based natural gas processing volumes decreased 402 MMcf/d quarter-to-quarter.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities decreased $1.2 million quarter-to-quarter primarily due to lower average processing fees.  Net to our interest, fee-based natural gas processing volumes and equity NGL production decreased 184 MMcf/d and 5 MBPD, respectively, quarter-to-quarter.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2021 decreased $26.7 million when compared to the first quarter of 2020.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, Shin Oak NGL Pipeline, Texas Express Pipeline and Front Range Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines decreased a net $21.8 million quarter-to-quarter primarily due to lower transportation volumes of 213 MBPD (net to our interest), which accounted for a $44.0 million decrease, partially offset by higher average transportation fees, which accounted for an $18.6 million increase.

Gross operating margin from LPG-related activities at EHT decreased $15.1 million quarter-to-quarter primarily due to lower export volumes of 95 MBPD.  Gross operating margin from our related Houston Ship Channel Pipeline System decreased $3.6 million quarter-to-quarter primarily due to a 144 MBPD decrease in transportation volumes. Our marine terminal operations on the Houston Ship Channel were halted for 3 days due to closure of the ship channel during the February 2021 winter storms.

Gross operating margin from our South Texas NGL Pipeline System decreased $4.9 million quarter-to-quarter primarily due to lower transportation volumes of 55 MBPD.

Gross operating margin from our South Louisiana storage facilities increased $4.6 million quarter-to-quarter primarily due to higher product blending revenues.  Gross operating margin from our Chambers County storage complex increased a net $4.4 million quarter-to-quarter primarily due to higher storage fees, which accounted for a $15.1 million increase, partially offset by lower throughput fee revenues, which accounted for an $8.4 million decrease, and higher operating costs, which accounted for an additional $3.4 million decrease.

NGL fractionation
Gross operating margin from NGL fractionation during the first quarter of 2021 increased $29.1 million when compared to the first quarter of 2020.  Gross operating margin from our Chambers County NGL fractionation complex increased $41.2 million quarter-to-quarter primarily due to higher volumes, including contributions from Frac X, which entered service in late March 2020, and Frac XI, which entered service in September 2020.  NGL fractionation volumes increased 159 MBPD quarter-to-quarter (net to our interest).  Gross operating margin from our South Texas NGL fractionators decreased $4.7 million quarter-to-quarter primarily due to lower NGL fractionation volumes of 49 MBPD.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2021	2020
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$79.0	$90.4
Other crude oil pipelines, terminals and related marketing results	321.2	362.5
Total	$400.2	$452.9

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	1,935	2,393
Crude oil marine terminal volumes (MBPD)	572	985

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2021 decreased $52.7 million when compared to the first quarter of 2020.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $25.7 million quarter-to-quarter primarily due to lower transportation and other fees, which accounted for a $15.3 million decrease, and lower transportation volumes of 49 MBPD, which accounted for an additional $12.4 million decrease.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline decreased $11.3 million quarter-to-quarter primarily due to lower transportation volumes of 93 MBPD (net to our interest).

Gross operating margin from our West Texas Pipeline System decreased $19.9 million quarter-to-quarter primarily due to lower transportation volumes of 57 MBPD, which accounted for an $8.4 million decrease, and lower average fees, which accounted for an additional $7.9 million decrease.

Gross operating margin from our Midland-to-ECHO System and related business activities decreased $11.4 million quarter-to-quarter primarily due to lower average sales margins from marketing activities (including the impact of hedging activities), which accounted for a $21.2 million decrease, partially offset by lower chemical and other operating costs, which accounted for a $12.1 million increase.  Transportation volumes for our Midland-to-ECHO System decreased an aggregate 6 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our ECHO terminal decreased $4.9 million quarter-to-quarter primarily due to lower terminaling and storage revenues.

Gross operating margin from our other crude oil marketing activities increased $16.6 million quarter-to-quarter primarily due to higher average sales margins (including the impact of hedging activities).

Gross operating margin from crude oil activities at EHT increased $8.9 million quarter-to-quarter primarily due to lower operating costs.   Loading volumes at EHT decreased 380 MBPD in the first quarter of 2021 due to lower export activity.

Gross operating margin from our equity investment in the Seaway Pipeline increased slightly quarter-to-quarter. Higher capacity and other fees of $9.0 million quarter-to-quarter were substantially offset by the effects of lower transportation volumes of 182 MBPD (net to our interest), which accounted for a $7.7 million decrease.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2021	2020
Segment gross operating margin	$535.2	$283.8

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	13,704	13,854

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2021 increased $251.4 million when compared to the first quarter of 2020.  As noted previously, two major winter storms impacted Texas and the southern U.S. in mid-February 2021. Given the high demand for natural gas during the storms, we sold natural gas to assist electricity generators, natural gas utilities and industrial customers in meeting their requirements. Gross operating margin from natural gas marketing activities increased $265.9 million quarter-to-quarter primarily due to higher average sales margins (including the impact of hedging activities) in connection with these unusual storm events.

Gross operating margin from our Permian Basin Gathering System increased $14.1 million quarter-to-quarter primarily due to higher average condensate sales prices, which accounted for a $6.1 million increase, higher condensate sales volumes, which accounted for a $4.5 million increase, and higher natural gas gathering volumes of 361 BBtus/d, which accounted for an additional $4.3 million increase, partially offset by lower average gathering fees, which accounted for a $2.9 million decrease.  The quarter-to-quarter increase in gathering volumes is attributable to deliveries at our Orla and Mentone facilities.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased a net $0.8 million quarter-to-quarter primarily due to higher average gathering and other fees, which accounted for a $6.9 million increase, and lower operating costs, which accounted for an additional $3.6 million increase, partially offset by lower gathering volumes of 503 BBtus/d, which accounted for a $9.7 million decrease.

Gross operating margin from our Acadian Gas System decreased $14.2 million primarily due to a one-time producer payment in the first quarter of 2020, which accounted for a $12.5 million quarter-to-quarter decrease, and lower capacity reservation fees, which accounted for an additional $4.9 million decrease.  Transportation volumes for the Acadian Gas System decreased 60 BBtus/d quarter-to-quarter.

Gross operating margin from our Texas Intrastate System decreased $12.1 million quarter-to-quarter primarily due to lower capacity reservation revenues.  Transportation volumes on our Texas Intrastate System decreased 11 BBtus/d.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2021	2020
Segment gross operating margin:
Propylene production and related activities	$146.0	$108.6
Butane isomerization and related operations	11.2	16.1
Octane enhancement and related plant operations	15.5	69.0
Refined products pipelines and related activities	102.3	75.1
Ethylene exports and other services	6.5	9.7
Total	$281.5	$278.5

Selected volumetric data:
Propylene production volumes (MBPD)	83	98
Butane isomerization volumes (MBPD)	63	105
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	139	105
Octane enhancement and related plant sales volumes (MBPD) (1)	29	34
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	749	712
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	266	271

(1)	Reflects aggregate sales volumes for our octane additive and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the first quarter of 2021 increased $37.4 million when compared to the first quarter of 2020.

Gross operating margin from our propylene production facilities increased a combined $27.8 million quarter-to-quarter primarily due to higher propylene fractionation fees, which accounted for a $24.7 million increase, and lower operating costs, which accounted for an additional $10.2 million increase, partially offset by lower propylene and associated by-product sales volumes, which accounted for an $8.2 million decrease. Propylene and associated by-product volumes at these facilities decreased a combined 16 MBPD quarter-to-quarter (net to our interest) primarily due to planned major maintenance activities at our PDH 1 facility during the first quarter of 2021.  The PDH 1 facility returned to service during the second half of March 2021.

Gross operating margin from our propylene pipelines in Louisiana increased $6.3 million quarter-to-quarter primarily due to higher transportation volumes of 22 MBPD.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations decreased $4.9 million quarter-to-quarter primarily due to lower isomerization volumes, which accounted for a $6.4 million decrease.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations decreased $53.5 million quarter-to-quarter primarily due to lower average sales margins (including the impact of hedging), which accounted for a $32.4 million decrease, and lower sales volumes, which accounted for an additional $21.1 million decrease.  Volumes at these facilities were lower in the first quarter of 2021 due to planned major maintenance activities, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities during the first quarter of 2021 increased $27.2 million when compared to the first quarter of 2020.  Gross operating margin from our refined products marketing activities increased $28.2 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $34.9 million increase, partially offset by lower average sales margins (including the impact of hedging activities), which accounted for a $6.6 million decrease.

Ethylene exports and other services
Gross operating margin from ethylene exports and other services for the first quarter of 2021 decreased a net $3.2 million when compared to the first quarter of 2020.  Gross operating margin from marine transportation decreased $11.4 million quarter-to-quarter primarily due to lower fleet utilization rates.  Gross operating margin from our ethylene export terminal and its related operations increased $8.2 million quarter-to-quarter primarily due to higher loading volumes of 6 MBPD (net to our interest).

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At March 31, 2021, we had $5.11 billion of consolidated liquidity, which was comprised of $4.88 billion of available borrowing capacity under EPO’s revolving credit facilities and $229.4 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for First Quarter of 2021

On April 8, 2021, we announced that the Board declared a quarterly cash distribution of $0.45 per common unit, or $1.80 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2021.  The quarterly distribution is payable on May 12, 2021 to unitholders of record as of the close of business on April 30, 2021.  The total amount to be paid is $991.5 million, which includes $8.1 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distribution is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  In light of current economic conditions, management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At March 31, 2021, the average maturity of EPO’s consolidated debt obligations was approximately 21 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2021 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Commercial Paper Notes	$115.0	$115.0	$–	$–	$–	$–	$–
Senior Notes	26,175.0	–	1,400.0	1,250.0	850.0	1,150.0	21,525.0
Junior Subordinated Notes	2,646.4	–	–	–	–	–	2,646.4
Total	$28,936.4	$115.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$24,171.4

In February 2021, EPO repaid all of the $750.0 million in principal amount of its Senior Notes TT using remaining cash on hand attributable to its August 2020 senior notes offering and proceeds from the issuance of short-term notes under its commercial paper program.

In March 2021, EPO redeemed all of the $575.0 million outstanding principal amount of its Senior Notes RR one month prior to their scheduled maturity in April 2021.  These notes were redeemed at par (i.e., at a redemption price equal to the outstanding principal amount of such notes to be redeemed, plus accrued and unpaid interest thereon) using proceeds from the issuance of short-term notes under its commercial paper program.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of May 7, 2021, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors. During the first quarter of 2021, the Partnership settled open market repurchase transactions initiated in December 2020 involving an aggregate 709,816 common units. The total cost of these repurchases was $13.9 million including commissions and fees. As of March 31, 2021, the remaining available capacity under the 2019 Buyback Program was $1.72 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$2,023.1	$2,012.2
Cash used in investing activities	657.0	1,071.7
Cash provided by (used in) financing activities	(2,189.8)	765.1

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemical and refined products, which could impact sales of our products and the demand for our midstream services. Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay agreements.  For a more complete discussion of these and other risk factors, see “Risk Factors” included under Part I, Item 1A of the 2020 Form 10-K.

For additional information regarding our cash flow amounts, please refer to our Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the first quarter of 2021 increased a net $10.9 million when compared to the first quarter of 2020 primarily due to:

•	a $362.7 million quarter-to-quarter increase in cash related to the timing of cash receipts and payments related to operations; and

•
a $268.6 million quarter-to-quarter increase resulting from higher partnership earnings (determined by adjusting our $12.4 million quarter-to-quarter decrease in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); partially offset by

•
a $605.4 million quarter-to-quarter decrease in cash receipts attributable to the return of working capital employed in our marketing activities, which was $638.4 million in the first quarter of 2020 compared to $33.0 million in the first quarter of 2021.

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the first quarter of 2021 decreased $414.7 million when compared to the first quarter of 2020 primarily due to a $400.5 million quarter-to-quarter decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the first quarter of 2021 was $2.19 billion compared to cash provided by financing activities of $765.1 million in the first quarter of 2020.  The $2.95 billion quarter-to-quarter change in financing cash flows was primarily due to a net cash outflow of $1.13 billion related to debt during the first quarter of 2021 compared to a net cash inflow of $1.94 billion related to debt during the first quarter of 2020.  During the first quarter of 2021, we repaid $1.33 billion aggregate principal amount of senior notes.  During the first quarter of 2020, we issued $3.0 billion aggregate principal amount of senior notes, partially offset by the repayment of $500 million principal amount of senior notes.  In addition, net issuances of short term notes under EPO’s commercial paper program were $115.0 million during the first quarter of 2021 compared to net repayments of $481.8 million during the first quarter of 2020.  In addition, cash used to acquire Partnership common units under the 2019 Buyback Program decreased $126.2 million quarter-to-quarter.

Non-GAAP Cash Flow Measures

Distributable Cash Flow
Our partnership agreement requires us to make quarterly distributions to our common unitholders of all available cash, after any cash reserves established by Enterprise GP in its sole discretion.  Cash reserves include those for the proper conduct of our business, including those for capital investments, debt service, working capital, operating expenses, common unit repurchases, commitments and contingencies and other amounts.  The retention of cash allows us to reinvest in our growth and reduce our future reliance on the equity and debt capital markets.

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

Based on the level of available cash each quarter, management proposes a quarterly cash distribution rate to the Board, which has sole authority in approving such matters.  Enterprise GP has a non-economic ownership interest in the Partnership and is not entitled to receive any cash distributions from it based on incentive distribution rights or other equity interests.

Our use of DCF for the limited purposes described above and in this quarterly report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure to DCF. For a discussion of net cash flows provided by operating activities, see “Cash Flow Statement Highlights” within this Part I, Item 2.

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021		2020
Net income attributable to common unitholders (GAAP) (1)	$1,340.4		$1,350.1
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	525.0		509.0
Cash distributions received from unconsolidated affiliates (2)	130.5		137.2
Equity in income of unconsolidated affiliates	(148.9)		(140.8)
Asset impairment charges	65.6		1.6
Change in fair market value of derivative instruments	(15.6)		(29.5)
Change in fair value of Liquidity Option	–		2.3
Deferred income tax expense (benefit)	4.6		(184.1)
Sustaining capital expenditures (3)	(143.8)		(68.9)
Other, net (4)	(101.9)		9.4
Operational DCF (5)	$1,655.9		$1,586.3
Proceeds from asset sales	6.2		0.6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	75.2		(33.3)
DCF (non-GAAP)	$1,737.3		$1,553.6

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$991.5		$979.8

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$0.4500		$0.4450

Total DCF retained by the Partnership with respect to period (7)	$745.8		$573.8

Distribution coverage ratio (8)	1.8	x	1.6	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	First quarter of 2021 includes $107.0 million of accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
(6)
See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for information regarding our cash distributions declared with respect to the periods indicated.

(7)
Cash retained by the Partnership may be used for capital investments, debt service, working capital, operating expenses, common unit repurchases, commitments and contingencies and other amounts.  The retention of cash reduces our reliance on the capital markets.

(8)	Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):
	For the Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities (GAAP)	$2,023.1	$2,012.2
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(99.0)	(341.7)
Sustaining capital expenditures	(143.8)	(68.9)
Distributions received from unconsolidated affiliates attributable to the return of capital	18.6	10.3
Proceeds from asset sales	6.2	0.6
Net income attributable to noncontrolling interests	(21.3)	(24.9)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	75.2	(33.3)
Other, net	(121.7)	(0.7)
DCF (non-GAAP)	$1,737.3	$1,553.6

Free Cash Flow
Free Cash Flow (“FCF”), a non-GAAP cash flow measure that is widely used by investors and other participants in the financial community, reflects how much cash flow a business generates during a period after accounting for all capital investments, including those for growth and sustaining capital projects. By comparison, only sustaining capital expenditures are reflected in DCF.

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

Our use of FCF for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure to FCF.

FCF fluctuates quarter-to-quarter based on a number of factors including earnings, the level of investing activities, the timing of operating cash receipts and payments, and contributions from noncontrolling interests.  The following table summarizes our calculation of FCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities (GAAP)	$2,023.1	$2,012.2
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(657.0)	(1,071.7)
Cash contributions from noncontrolling interests	13.1	5.2
Cash distributions paid to noncontrolling interests	(29.8)	(29.9)
FCF (non-GAAP)	$1,349.4	$915.8

The elements used in calculating FCF are sourced directly from our Unaudited Condensed Statements of Consolidated Cash Flows presented under Part I, Item 1 of this quarterly report.  For a discussion of significant quarter-to-quarter changes in our cash flow statement amounts, see “Cash Flow Statement Highlights” within this Part I, Item 2.

Capital Investments

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020

Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$573.5	$1,006.5
Sustaining capital projects (3)	105.5	73.0
Total	$679.0	$1,079.5

Investments in unconsolidated affiliates	$1.3	$3.3

(1)
Growth and sustaining capital amounts are presented on a cash basis.  In total, these amounts represent “Capital expenditures” as presented on our Unaudited Condensed Statements of Consolidated Cash Flows.

(2)
Growth capital projects either (a) result in new sources of cash flow due to enhancements of or additions to existing assets (e.g., additional revenue streams, cost savings resulting from debottlenecking of a facility, etc.) or (b) expand our asset base through construction of new facilities that will generate additional revenue streams and cash flows.

(3)
Sustaining capital projects are capital expenditures (as defined by GAAP) resulting from improvements to existing assets.  Such expenditures serve to maintain existing operations but do not generate additional revenues or result in significant cost savings. Sustaining capital amounts include the costs of major maintenance activities accounted for using the deferral method.

We currently have $3.6 billion of growth capital projects scheduled to be completed by the end of 2023, which includes completion of a natural gasoline hydrotreater facility at our Chambers County complex in the fourth quarter of 2021, the Gillis Lateral natural gas pipeline and related infrastructure in the fourth quarter of 2021, and our PDH 2 facility in the second quarter of 2023.

Based on information currently available, we expect our total capital investments for 2021, net of expected contributions from noncontrolling interests, to approximate $2.1 billion, which reflects growth capital investments of $1.6 billion and sustaining capital expenditures of $440 million.  In addition, we currently expect our growth capital investments in 2022 and 2023 for sanctioned projects to approximate $800 million and $400 million, respectively. These amounts do not include capital investments associated with SPOT, our proposed deepwater offshore crude oil terminal, which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT as early as the second half of 2021; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

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

Comparison of First Quarter of 2021 with the First Quarter of 2020

In total, investments in growth capital projects decreased $433.0 million quarter-to-quarter primarily due to the following:

•	completion of projects at our Chambers County complex (e.g., the completion of Frac X and Frac XI), which accounted for a $193.4 million decrease;

•
completion of projects associated with crude oil pipelines (e.g., expansion projects involving the Midland-to-ECHO System and related crude oil-related infrastructure supporting Permian Basin producers), which accounted for a combined $121.4 million decrease;

•	lower investments in Permian Basin natural gas processing facilities and related infrastructure, which accounted for a $52.4 million decrease;

•	lower investments in projects attributable to our ethylene business, which accounted for a $26.7 million decrease; and,

•	lower investments in natural gas pipelines and related infrastructure in support of East Texas and Louisiana producers, which accounted for a net $25.1 million decrease.

Investments attributable to sustaining capital projects increased $32.5 million quarter-to-quarter primarily due to major maintenance activities performed during the first quarter of 2021 at our PDH 1, octane enhancement and high purity isobutylene facilities.  The remaining change is primarily due to changes in the timing and cost of pipeline integrity and similar projects.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2020 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

•	depreciation methods and estimated useful lives of property, plant and equipment;

•	measuring recoverability of long-lived assets and fair value of equity method investments;

•	valuation and amortization methods of customer relationships and contract-based intangible assets;

•	methods we employ to measure the fair value of goodwill and related assets; and

•	the use of estimates for revenue and expenses.

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

Other Items

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At March 31, 2021, the total amount of Guaranteed Debt was $29.15 billion, which was comprised of $26.18 billion of EPO’s senior notes, $115.0 million of short-term commercial paper notes, $2.63 billion of EPO’s junior subordinated notes and $224.2 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $45.86 billion at March 31, 2021. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the first quarter of 2021 was $878.0 million. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	March 31, 2021	December 31, 2020
Current receivables from Non-Obligor Subsidiaries	$1,346.9	$775.4
Other current assets	5,590.3	5,805.7
Long-term receivables from Non-Obligor Subsidiaries	187.3	187.3
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $45.86 billion at March 31, 2021 and $45.98 billion at December 31, 2020	8,456.2	8,198.5

Selected liability information:
Current portion of Guaranteed Debt, including interest of $224.2 million at March 31, 2021 and $455.6 million at December 31, 2020	$1,737.5	$1,780.6
Current payables to Non-Obligor Subsidiaries	1,617.8	1,129.0
Other current liabilities	4,611.7	3,858.6
Noncurrent portion of Guaranteed Debt, principal only	27,406.8	28,806.8
Noncurrent payables to Non-Obligor Subsidiaries	27.0	27.0
Other noncurrent liabilities	54.0	42.9

Mezzanine equity of Obligor Group:
Preferred units	$49.3	$49.3

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the three months ended March 31, 2021	For the twelve months ended December 31, 2020
Revenues from Non-Obligor Subsidiaries	$3,365.1	$2,602.4
Revenues from other sources	3,423.5	15,361.4
Operating income of Obligor Group	799.3	1,069.7
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $878.0 million for the three months ended March 31, 2021 and $3.54 billion for the twelve months ended December 31, 2020	461.9	(157.0)

Contractual Obligations

We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date. Our product purchase commitments increased from $14.80 billion at December 31, 2020 to $19.34 billion at March 31, 2021 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

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

Commodity Hedging Activities

The price of energy commodities such as of natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.

At March 31, 2021, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	March 31, 2021	April 15, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$3.7	$2.8	$2.2
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	2.6	2.1	1.6
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	4.9	3.5	2.9

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	March 31, 2021	April 15, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(388.2)	$(70.4)	$(151.6)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(521.0)	(101.8)	(186.8)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(255.4)	(39.0)	(116.4)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	March 31, 2021	April 15, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(184.3)	$(273.1)	$(333.9)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(266.5)	(354.9)	(421.5)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(102.1)	(191.4)	(246.4)

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

As a result of market conditions in March 2021, we terminated our entire portfolio of forward-starting swaps, representing an aggregate $1.08 billion in notional value.  As of the filing date of this quarterly report, we do not have any interest rate hedging derivative instruments outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For additional information regarding our litigation matters, see Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2020 Form 10-K, in addition to other information in such annual report and this quarterly report.  The risk factors set forth in our 2020 Form 10-K are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuance of Unregistered Securities

Holders of our Series A Cumulative Convertible Preferred Units are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. We may satisfy our obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in our partnership agreement.

In February 2021, the Partnership made a quarterly distribution to preferred unitholders, including PIK distributions of an aggregate of 15,931 restricted preferred units consisting of 15,657 preferred units to OTA (which are accounted for as treasury units in consolidation) and 274 preferred units to a privately held EPCO affiliate.

For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuances of the preferred units as PIK distributions during the three months ended March 31, 2021 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2021.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2021:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2021	709,816	$19.58	709,816	$1,718,911
February 2021	–	$–	–	$1,718,911
March 2021	–	$–	–	$1,718,911
Vesting of phantom unit awards:
January 2021	–	$–	n/a	n/a
February 2021 (2)	1,587,782	$21.92	n/a	n/a
March 2021	–	$–	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 5,132,145 phantom unit awards that vested in February 2021 and converted to common units, 1,587,782 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at March 31, 2021.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2021.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2021.

32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2021.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2021.
101#
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) in this Form 10-Q include the: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Statements of Consolidated Operations, (iii) Unaudited Condensed Statements of Consolidated Comprehensive Income, (iv) Unaudited Condensed Statements of Consolidated Cash Flows, (v) Unaudited Condensed Statements of Consolidated Equity and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104#	Cover Page Interactive Data File (embedded within the iXBRL document).

*
With respect to any exhibits incorporated by reference to any Exchange Act filings, the Commission file numbers for Enterprise Products Partners L.P., Enterprise GP Holdings L.P, TEPPCO Partners, L.P. and TE Products Pipeline Company, LLC are 1-14323, 1-32610, 1-10403 and 1-13603, respectively.

***	Identifies management contract and compensatory plan arrangements.
#	Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2021.

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