Form 10-Q
period 2021-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2021-11-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 2,182,129,957 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,213.5	$1,059.9
Restricted cash	144.6	98.2
Accounts receivable – trade, net of allowance for credit losses of $50.0 at September 30, 2021 and $46.5 at December 31, 2020	6,119.5	4,802.6
Accounts receivable – related parties	3.0	5.6
Inventories (see Note 3)	3,095.9	3,303.5
Derivative assets (see Note 13)	694.9	228.6
Prepaid and other current assets	557.0	411.0
Total current assets	12,828.4	9,909.4
Property, plant and equipment, net (see Note 4)	42,253.8	41,912.8
Investments in unconsolidated affiliates (see Note 5)	2,433.4	2,429.2
Intangible assets, net (see Note 6)	3,190.0	3,309.1
Goodwill (see Note 6)	5,448.9	5,448.9
Other assets	1,165.4	1,097.3
Total assets	$67,319.9	$64,106.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,399.3	$1,325.0
Accounts payable – trade	708.1	704.6
Accounts payable – related parties	124.7	149.5
Accrued product payables	7,997.1	5,395.4
Accrued interest	225.2	455.6
Derivative liabilities (see Note 13)	770.1	349.2
Other current liabilities	646.2	608.7
Total current liabilities	11,870.7	8,988.0
Long-term debt (see Note 7)	28,132.8	28,540.7
Deferred tax liabilities (see Note 15)	511.3	464.7
Other long-term liabilities	771.2	686.6
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at September 30, 2021 and 50,138 units outstanding at December 31, 2020)	49.3	49.3
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,182,129,957 units issued and outstanding at September 30, 2021, 2,182,308,958 units issued and outstanding at December 31, 2020)	26,390.3	25,766.6
Treasury units, at cost	(1,297.3)	(1,297.3)
Accumulated other comprehensive loss	(171.8)	(165.2)
Total partners’ equity	24,921.2	24,304.1
Noncontrolling interests in consolidated subsidiaries	1,063.4	1,073.3
Total equity	25,984.6	25,377.4
Total liabilities, preferred units, and equity	$67,319.9	$64,106.7

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Third parties	$10,800.4	$6,914.5	$29,382.2	$20,126.3
Related parties	30.9	7.5	54.5	29.2
Total revenues (see Note 9)	10,831.3	6,922.0	29,436.7	20,155.5
Costs and expenses:
Operating costs and expenses:
Third party and other costs	9,068.1	5,288.2	24,063.9	15,087.4
Related parties	340.4	283.0	964.7	914.5
Total operating costs and expenses	9,408.5	5,571.2	25,028.6	16,001.9
General and administrative costs:
Third party and other costs	16.4	16.3	56.6	63.1
Related parties	30.9	34.0	98.5	99.7
Total general and administrative costs	47.3	50.3	155.1	162.8
Total costs and expenses (see Note 10)	9,455.8	5,621.5	25,183.7	16,164.7
Equity in income of unconsolidated affiliates	137.6	82.0	447.2	336.1
Operating income	1,513.1	1,382.5	4,700.2	4,326.9
Other income (expense):
Interest expense	(315.9)	(320.5)	(954.8)	(958.2)
Change in fair market value of Liquidity Option	–	–	–	(2.3)
Interest income	0.9	2.2	2.7	12.3
Other, net	0.1	0.7	(0.1)	2.5
Total other expense, net	(314.9)	(317.6)	(952.2)	(945.7)
Income before income taxes	1,198.2	1,064.9	3,748.0	3,381.2
Benefit from (provision for) income taxes (see Note 15)	(16.1)	19.1	(57.3)	138.6
Net income	1,182.1	1,084.0	3,690.7	3,519.8
Net income attributable to noncontrolling interests	(28.3)	(31.4)	(82.3)	(82.4)
Net income attributable to preferred units	(0.8)	– *	(2.7)	– *
Net income attributable to common unitholders	$1,153.0	$1,052.6	$3,605.7	$3,437.4

*Amount is negligible

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.52	$0.48	$1.64	$1.56

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$1,182.1	$1,084.0	$3,690.7	$3,519.8
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(100.6)	(4.2)	(852.2)	392.7
Reclassification of losses (gains) to net income	117.1	29.5	633.8	(334.8)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	62.6	182.9	(207.7)
Reclassification of losses to net income	10.3	9.9	29.1	29.2
Total cash flow hedges	26.8	97.8	(6.4)	(120.6)
Other	0.1	–	(0.2)	(0.1)
Total other comprehensive income (loss)	26.9	97.8	(6.6)	(120.7)
Comprehensive income	1,209.0	1,181.8	3,684.1	3,399.1
Comprehensive income attributable to noncontrolling interests	(28.3)	(31.4)	(82.3)	(82.4)
Comprehensive income attributable to preferred units	(0.8)	– *	(2.7)	– *
Comprehensive income attributable to common unitholders	$1,179.9	$1,150.4	$3,599.1	$3,316.7

*Amount is negligible

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$3,690.7	$3,519.8
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	1,281.0	1,262.6
Amortization of intangible assets	113.3	109.3
Amortization of major maintenance costs for reaction-based plants	19.0	–
Other amortization expense	180.4	173.2
Impairment of assets other than goodwill (see Note 4)	112.9	90.4
Equity in income of unconsolidated affiliates	(447.2)	(336.1)
Distributions received from unconsolidated affiliates attributable to earnings	405.9	337.4
Net losses (gains) attributable to asset sales and related matters	8.4	(2.1)
Deferred income tax expense (benefit)	33.1	(149.0)
Change in fair market value of derivative instruments	(86.3)	(53.7)
Change in fair market value of Liquidity Option	–	2.3
Non-cash expense related to long-term operating leases (see Note 16)	29.5	29.6
Net effect of changes in operating accounts (see Note 17)	1,047.1	(692.0)
Other operating activities	(0.5)	(0.1)
Net cash flows provided by operating activities	6,387.3	4,291.6
Investing activities:
Capital expenditures	(1,805.7)	(2,671.6)
Investments in unconsolidated affiliates	(1.3)	(9.9)
Distributions received from unconsolidated affiliates attributable to the return of capital	41.2	124.9
Proceeds from asset sales	58.1	8.4
Other investing activities	(13.8)	(16.0)
Cash used in investing activities	(1,721.5)	(2,564.2)
Financing activities:
Borrowings under debt agreements	11,158.5	6,672.1
Repayments of debt	(11,491.8)	(4,406.6)
Debt issuance costs	(15.1)	(46.3)
Monetization of interest rate derivative instruments	75.2	(33.3)
Cash distributions paid to common unitholders (see Note 8)	(2,948.5)	(2,919.6)
Cash payments made in connection with distribution equivalent rights	(23.1)	(20.0)
Cash distributions paid to noncontrolling interests	(115.1)	(97.8)
Cash contributions from noncontrolling interests	23.0	21.2
Repurchase of common units under 2019 Buyback Program (see Note 8)	(88.8)	(173.8)
Net cash proceeds from the issuance of preferred units	–	32.5
Other financing activities	(40.1)	(34.7)
Cash used in financing activities	(3,465.8)	(1,006.3)
Net change in cash and cash equivalents, including restricted cash	1,200.0	721.1
Cash and cash equivalents, including restricted cash, at beginning of period	1,158.1	410.0
Cash and cash equivalents, including restricted cash, at end of period	$2,358.1	$1,131.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2021:
Balance, June 30, 2021	$26,268.8	$(1,297.3)	$(198.7)	$1,074.0	$25,846.8
Net income	1,153.0	–	–	28.3	1,181.3
Cash distributions paid to common unitholders	(983.5)	–	–	–	(983.5)
Cash payments made in connection with distribution equivalent rights	(7.9)	–	–	–	(7.9)
Cash distributions paid to noncontrolling interests	–	–	–	(43.7)	(43.7)
Cash contributions from noncontrolling interests	–	–	–	4.9	4.9
Amortization of fair value of equity-based awards	35.1	–	–	–	35.1
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(74.9)	–	–	–	(74.9)
Cash flow hedges	–	–	26.8	–	26.8
Other, net	(0.3)	–	0.1	(0.1)	(0.3)
Balance, September 30, 2021	$26,390.3	$(1,297.3)	$(171.8)	$1,063.4	$25,984.6

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2021:
Balance, December 31, 2020	$25,766.6	$(1,297.3)	$(165.2)	$1,073.3	$25,377.4
Net income	3,605.7	–	–	82.3	3,688.0
Cash distributions paid to common unitholders	(2,948.5)	–	–	–	(2,948.5)
Cash payments made in connection with distribution equivalent rights	(23.1)	–	–	–	(23.1)
Cash distributions paid to noncontrolling interests	–	–	–	(115.1)	(115.1)
Cash contributions from noncontrolling interests	–	–	–	23.0	23.0
Amortization of fair value of equity-based awards	114.6	–	–	–	114.6
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(88.8)	–	–	–	(88.8)
Cash flow hedges	–	–	(6.4)	–	(6.4)
Other, net	(36.2)	–	(0.2)	(0.1)	(36.5)
Balance, September 30, 2021	$26,390.3	$(1,297.3)	$(171.8)	$1,063.4	$25,984.6

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History and
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2020:
Balance, June 30, 2020	$26,321.1	$(1,297.3)	$(147.1)	$1,064.7	$25,941.4
Net income	1,052.6	–	–	31.4	1,084.0
Cash distributions paid to common unitholders	(972.7)	–	–	–	(972.7)
Cash payments made in connection with distribution equivalent rights	(7.1)	–	–	–	(7.1)
Cash distributions paid to noncontrolling interests	–	–	–	(36.0)	(36.0)
Cash contributions from noncontrolling interests	–	–	–	1.5	1.5
Amortization of fair value of equity-based awards	39.5	–	–	–	39.5
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(33.7)	–	–	–	(33.7)
Common units exchanged for preferred units, with common units received being immediately cancelled	(17.5)	–	–	–	(17.5)
Cash flow hedges	–	–	97.8	–	97.8
Other, net	(0.3)	–	–	7.8	7.5
Balance, September 30, 2020	$26,381.9	$(1,297.3)	$(49.3)	$1,069.4	$26,104.7

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2020:
Balance, December 31, 2019	$24,692.6	$–	$71.4	$1,063.5	$25,827.5
Net income	3,437.4	–	–	82.4	3,519.8
Cash distributions paid to common unitholders	(2,919.6)	–	–	–	(2,919.6)
Cash payments made in connection with distribution equivalent rights	(20.0)	–	–	–	(20.0)
Cash distributions paid to noncontrolling interests	–	–	–	(97.8)	(97.8)
Cash contributions from noncontrolling interests	–	–	–	21.2	21.2
Amortization of fair value of equity-based awards	120.1	–	–	–	120.1
Repurchase and cancellation of common units under 2019 Buyback Program (see Note 8)	(173.8)	–	–	–	(173.8)
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option	1,297.3	–	–	–	1,297.3
Treasury units acquired in connection with settlement of Liquidity Option, at cost	–	(1,297.3)	–	–	(1,297.3)
Common units exchanged for preferred units, with common units received being immediately cancelled	(17.5)	–	–	–	(17.5)
Cash flow hedges	–	–	(120.6)	–	(120.6)
Other, net	(34.6)	–	(0.1)	0.1	(34.6)
Balance, September 30, 2020	$26,381.9	$(1,297.3)	$(49.3)	$1,069.4	$26,104.7

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at September 30, 2021.

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

•	petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”)); and

•	a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  See Note 14 for information regarding related party matters.

Our results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results expected for the full year of 2021.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The following table presents our allowance for credit losses activity since December 31, 2020:

Allowance for credit losses, December 31, 2020	$46.5
Charged to costs and expenses	2.5
Charged to other accounts	4.4
Deductions	(3.4)
Allowance for credit losses, September 30, 2021	$50.0

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,213.5	$1,059.9
Restricted cash	144.6	98.2
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$2,358.1	$1,158.1

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2021	December 31, 2020
NGLs	$2,500.8	$1,888.1
Petrochemicals and refined products	368.9	642.6
Crude oil	201.3	758.1
Natural gas	24.9	14.7
Total	$3,095.9	$3,303.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales (1)	$8,112.8	$4,313.7	$21,215.8	$12,331.9
Lower of cost or net realizable value adjustments recognized in cost of sales	1.3	4.4	14.2	55.6

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years		September 30, 2021	December 31, 2020
Plants, pipelines and facilities (1)	3-45	(5)	$50,766.1	$49,972.8
Underground and other storage facilities (2)	5-40	(6)	4,281.2	4,207.5
Transportation equipment (3)	3-10		208.2	204.9
Marine vessels (4)	15-30		941.8	932.7
Land			383.0	371.9
Construction in progress			2,182.6	1,807.7
Subtotal			58,762.9	57,497.5
Less accumulated depreciation			16,593.1	15,584.7
Subtotal property, plant and equipment, net			42,169.8	41,912.8
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			84.0	–
Property, plant and equipment, net			$42,253.8	$41,912.8

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.   On a weighted-average basis, the expected amortization period for these costs is 2.6 years.

Property, plant and equipment at September 30, 2021 and December 31, 2020 includes $79.1 million and $69.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2020:

ARO liability balance, December 31, 2020	$149.5
Liabilities incurred (1)	6.5
Revisions in estimated cash flows (2)	3.9
Liabilities settled (3)	(0.7)
Accretion expense (4)	8.0
ARO liability balance, September 30, 2021	$167.2

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $167.2 million total ARO liability recorded at September 30, 2021, $12.9 million was reflected as a current liability and $154.3 million as a long-term liability.

The following table summarizes our depreciation and accretion expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense (1)	$425.3	$420.7	$1,273.0	$1,251.6
Accretion expense (1)	4.2	0.8	8.0	11.0
Capitalized interest (2)	23.0	34.5	63.8	96.9

(1)	Depreciation and accretion expense is a component of “Third party and other costs” within “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

Asset impairment charges

In March 2021, we entered into agreements to sell a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System, to a third party for $39.1 million in cash.  The transaction closed and was effective on April 1, 2021.  We recognized an impairment charge of $44.3 million attributable to this transaction, which reflects the write down of $37.5 million of property, plant and equipment and $6.8 million of intangible assets (see Note 6) to their respective fair values.  The remainder of our impairment charges for the nine month periods ended September 30, 2021 and 2020 are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

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

	September 30, 2021	December 31, 2020
NGL Pipelines & Services	$656.4	$671.6
Crude Oil Pipelines & Services	1,742.1	1,723.7
Natural Gas Pipelines & Services	32.1	31.4
Petrochemical & Refined Products Services	2.8	2.5
Total	$2,433.4	$2,429.2

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NGL Pipelines & Services	$30.5	$29.3	$87.5	$90.8
Crude Oil Pipelines & Services	105.2	51.8	354.2	243.2
Natural Gas Pipelines & Services	1.4	1.4	4.3	4.3
Petrochemical & Refined Products Services	0.5	(0.5)	1.2	(2.2)
Total	$137.6	$82.0	$447.2	$336.1

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2021			December 31, 2020
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(231.3)	$216.5	$447.8	$(221.3)	$226.5
Contract-based intangibles	166.0	(59.3)	106.7	162.6	(55.0)	107.6
Segment total	613.8	(290.6)	323.2	610.4	(276.3)	334.1
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195.0	(339.2)	1,855.8	2,195.0	(291.6)	1,903.4
Contract-based intangibles	283.1	(259.5)	23.6	283.1	(249.9)	33.2
Segment total	2,478.1	(598.7)	1,879.4	2,478.1	(541.5)	1,936.6
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(541.1)	809.2	1,350.3	(512.2)	838.1
Contract-based intangibles	231.1	(181.2)	49.9	470.7	(403.8)	66.9
Segment total	1,581.4	(722.3)	859.1	1,821.0	(916.0)	905.0
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(72.4)	109.0	181.4	(68.3)	113.1
Contract-based intangibles	44.9	(25.6)	19.3	44.9	(24.6)	20.3
Segment total	226.3	(98.0)	128.3	226.3	(92.9)	133.4
Total intangible assets	$4,899.6	$(1,709.6)	$3,190.0	$5,135.8	$(1,826.7)	$3,309.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NGL Pipelines & Services	$6.2	$6.2	$18.3	$19.0
Crude Oil Pipelines & Services	20.3	16.0	57.2	55.7
Natural Gas Pipelines & Services	11.5	9.0	32.7	28.8
Petrochemical & Refined Products Services	1.7	1.9	5.1	5.8
Total	$39.7	$33.1	$113.3	$109.3

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2021	2022	2023	2024	2025
$37.4	$169.6	$173.8	$177.9	$174.4

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2021	December 31, 2020
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$–
Senior Notes TT, 2.80% fixed-rate, due February 2021	–	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	–	575.0
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
September 2021 364-Day Revolving Credit Agreement, variable-rate, due September 2022	–	–
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
September 2021 Multi-Year Revolving Credit Agreement, variable-rate, due September 2026	–	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	1,250.0
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250.0	1,250.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	1,250.0
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000.0	1,000.0
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000.0	1,000.0
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000.0	–
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000.0	1,000.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	27,175.0	27,500.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	232.2
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	29,821.4	30,146.4
Other, non-principal amounts	(289.3)	(280.7)
Less current maturities of debt	(1,399.3)	(1,325.0)
Total long-term debt	$28,132.8	$28,540.7

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR"), plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2021:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.15% to 0.25%	0.21%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.90% to 3.00%	2.95%

Amounts borrowed under EPO’s September 2021 364-Day Revolving Credit Agreement and September 2021 Multi-Year Revolving Credit Agreement bear interest, at its election, equal to: (i) LIBOR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) LIBOR for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material financial impact on us.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2021 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Senior Notes	$27,175.0	$–	$1,400.0	$1,250.0	$850.0	$1,150.0	$22,525.0
Junior Subordinated Notes	2,646.4	–	–	–	–	–	2,646.4
Total	$29,821.4	$–	$1,400.0	$1,250.0	$850.0	$1,150.0	$25,171.4

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

September 2021 364-Day Revolving Credit Agreement

In September 2021, EPO entered into a new 364-Day Revolving Credit Agreement (the “September 2021 364-Day Revolving Credit Agreement”) that replaced its September 2020 364-Day Revolving Credit Agreement.  There were no principal amounts outstanding under the September 2020 364-Day Revolving Credit Agreement when it was replaced by the September 2021 364-Day Revolving Credit Agreement.  At September 30, 2021, there were no principal amounts outstanding under the September 2021 364-Day Revolving Credit Agreement.

Under the terms of the September 2021 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200.0 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  The September 2021 364-Day Revolving Credit Agreement matures in September 2022. To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in September 2023.  Borrowings under the September 2021 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The September 2021 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The September 2021 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the September 2021 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

September 2021 Multi-Year Revolving Credit Agreement

In September 2021, EPO entered into a new revolving credit agreement that matures in September 2026 (the “September 2021 Multi-Year Revolving Credit Agreement”).  The September 2021 Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2024.  There were no principal amounts outstanding under the prior multi-year revolving credit agreement when it was replaced by the September 2021 Multi Year Revolving Credit Agreement.  At September 30, 2021, there were no principal amounts outstanding under the September 2021 Multi-Year Revolving Credit Agreement.

Under the terms of the September 2021 Multi-Year Revolving Credit Agreement, EPO may borrow up to $3.0 billion (which may be increased by up to $500.0 million to $3.5 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of five years, subject to the terms and conditions set forth therein.  Borrowings under the September 2021 Multi-Year Revolving Credit Agreement may be used as a backstop for commercial paper and for working capital, capital expenditures, acquisitions and general company purposes.

The September 2021 Multi-Year Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The September 2021 Multi-Year Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the September 2021 Multi-Year Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

September 2021 Senior Notes Offering

In September 2021, EPO issued $1.0 billion in principal amount of senior notes due February 2053 (“Senior Notes EEE”).  Senior Notes EEE were issued at 99.170% of their principal amount and have a fixed rate of interest of 3.30% per year.

Net proceeds from the issuance of these senior notes will be used for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of a portion of our $750.0 million in principal amount of 3.50% Senior Notes VV and/or a portion of our $650.0 million in principal amount of 4.05% Senior Notes CC, in each case at their maturity in February 2022).

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

Letters of Credit

At September 30, 2021, EPO had $88.0 million of letters of credit outstanding primarily related to our commodity hedging activities.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2021.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2020:

Common units outstanding at December 31, 2020	2,182,308,958
Common unit repurchases under 2019 Buyback Program	(709,816)
Common units issued in connection with the vesting of phantom unit awards, net	3,553,313
Other	26,148
Common units outstanding at March 31, 2021	2,185,178,603
Common units issued in connection with the vesting of phantom unit awards, net	203,066
Common units outstanding at June 30, 2021	2,185,381,669
Common unit repurchases under 2019 Buyback Program	(3,367,377)
Common units issued in connection with the vesting of phantom unit awards, net	115,665
Common units outstanding at September 30, 2021	2,182,129,957

Registration Statements
We have a universal shelf registration statement (the “2019 Shelf”) on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the nine months ended September 30, 2021.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.54 billion as of September 30, 2021.

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

The Partnership repurchased an aggregate 3,367,377 and 4,077,193 common units through open market purchases during the three and nine months ended September 30, 2021, respectively.  The total cost of these repurchases, including commissions and fees, was $74.9 million and $88.8 million, respectively.  During the three and nine months ended September 30, 2020, the Partnership repurchased 1,984,507 and 8,342,246 common units, respectively, under the 2019 Buyback Program.  The total cost of these repurchases, including commissions and fees, was $33.7 million and $173.8 million, respectively.  Units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At September 30, 2021, the remaining available capacity under the 2019 Buyback Program was $1.64 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 3,872,044 new common units to employees in connection with the vesting of phantom unit awards during the nine months ended September 30, 2021.  See Note 12 for information regarding our phantom unit awards.

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

During the nine months ended September 30, 2021, agents of the Partnership purchased 4,754,016 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $2.9 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 12, 2021.

Preferred Units

The following table summarizes changes in the number of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding since December 31, 2020:

Preferred units outstanding at December 31, 2020	50,138
Paid in-kind distribution to related party	274
Preferred units outstanding at March 31, 2021, June 30, 2021 and September 30, 2021	50,412

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the nine months ended September 30, 2021, the Partnership made quarterly distributions to its third party and related party preferred unitholders valued at $2.8 million, consisting of paid-in-kind distributions of 274 new preferred units and $2.5 million of cash.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93.2)	$(74.3)	$2.3	$(165.2)
Other comprehensive income (loss) for period, before reclassifications	(852.2)	182.9	(0.3)	(669.6)
Reclassification of losses to net income during period	633.8	29.1	0.1	663.0
Total other comprehensive income (loss) for period	(218.4)	212.0	(0.2)	(6.6)
Accumulated Other Comprehensive Income (Loss), September 30, 2021	$(311.6)	$137.7	$2.1	$(171.8)

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income, December 31, 2019	$55.1	$13.9	$2.4	$71.4
Other comprehensive income (loss) for period, before reclassifications	392.7	(207.7)	(0.1)	184.9
Reclassification of losses (gains) to net income during period	(334.8)	29.2	–	(305.6)
Total other comprehensive income (loss) for period	57.9	(178.5)	(0.1)	(120.7)
Accumulated Other Comprehensive Income (Loss), September 30, 2020	$113.0	$(164.6)	$2.3	$(49.3)

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2021	2020	2021	2020
Interest rate derivatives	Interest expense	$10.3	$9.9	$29.1	$29.2
Commodity derivatives	Revenue	116.8	19.5	614.9	(344.7)
Commodity derivatives	Operating costs and expenses	0.3	10.0	18.9	9.9
Total		$127.4	$39.4	$662.9	$(305.6)

For information regarding our interest rate and commodity derivative instruments, see Note 13.

Cash Distributions

On October 12, 2021, we announced that the Board declared a quarterly cash distribution of $0.45 per common unit, or $1.80 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2021.  The quarterly distribution is payable on November 12, 2021 to unitholders of record as of the close of business on October 29, 2021.  The total amount to be paid is $989.7 million, which includes $7.8 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NGL Pipelines & Services:
Sales of NGLs and related products	$3,169.6	$2,048.4	$9,151.0	$6,401.7
Segment midstream services:
Natural gas processing and fractionation	253.6	205.4	688.5	575.8
Transportation	235.0	254.7	745.1	769.6
Storage and terminals	158.4	105.5	402.6	311.3
Total segment midstream services	647.0	565.6	1,836.2	1,656.7
Total NGL Pipelines & Services	3,816.6	2,614.0	10,987.2	8,058.4
Crude Oil Pipelines & Services:
Sales of crude oil	2,890.0	1,216.1	6,868.2	4,059.7
Segment midstream services:
Transportation	232.9	189.3	691.4	603.5
Storage and terminals	111.7	116.2	344.0	360.5
Total segment midstream services	344.6	305.5	1,035.4	964.0
Total Crude Oil Pipelines & Services	3,234.6	1,521.6	7,903.6	5,023.7
Natural Gas Pipelines & Services:
Sales of natural gas	732.2	350.7	2,543.1	1,097.6
Segment midstream services:
Transportation	247.7	256.2	732.7	765.1
Total segment midstream services	247.7	256.2	732.7	765.1
Total Natural Gas Pipelines & Services	979.9	606.9	3,275.8	1,862.7
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,537.8	1,966.2	6,523.6	4,593.7
Segment midstream services:
Fractionation and isomerization	81.0	54.6	214.6	129.0
Transportation, including marine logistics	116.2	115.2	357.1	365.5
Storage and terminals	65.2	43.5	174.8	122.5
Total segment midstream services	262.4	213.3	746.5	617.0
Total Petrochemical & Refined Products Services	2,800.2	2,179.5	7,270.1	5,210.7
Total consolidated revenues	$10,831.3	$6,922.0	$29,436.7	$20,155.5

Substantially all of our revenues are derived from contracts with customers as defined within ASC 606, Revenue from Contracts with Customers.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at September 30, 2021:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$164.9
Total		$164.9

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$164.9
Deferred revenue (noncurrent)	Other long-term liabilities	238.5
Total		$403.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the nine months ended September 30, 2021:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2020	$18.8	$343.5
Amount included in opening balance transferred to other accounts during period (1)	(18.8)	(134.4)
Amount recorded during period (2)	199.9	686.6
Amounts recorded during period transferred to other accounts (1)	(35.0)	(481.4)
Other changes	–	(10.9)
Balance at September 30, 2021	$164.9	$403.4

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of September 30, 2021.

Period	Fixed Consideration
Three Months Ended December 31, 2021	$1,003.5
One Year Ended December 31, 2022	3,589.2
One Year Ended December 31, 2023	3,025.5
One Year Ended December 31, 2024	2,830.8
One Year Ended December 31, 2025	2,476.9
Thereafter	11,113.3
Total	$24,039.2

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

Financial information regarding these segments is evaluated regularly by our co-chief operating decision makers in deciding how to allocate resources and in assessing our operating and financial performance.  The co-principal executive officers of our general partner have been identified as our co-chief operating decision makers.  While these two officers evaluate results in a number of different ways, the business segment structure is the primary basis for which the allocation of resources and financial results are assessed.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income	$1,513.1	$1,382.5	$4,700.2	$4,326.9
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	502.7	484.2	1,497.9	1,461.3
Asset impairment charges in operating costs and expenses	29.3	77.0	112.7	90.4
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(2.2)	(0.6)	9.0	(2.1)
General and administrative costs	47.3	50.3	155.1	162.8
Non-refundable payments received from shippers attributable to make-up rights (2)	25.4	49.3	67.0	79.1
Subsequent recognition of revenues attributable to make-up rights (3)	(35.2)	(9.4)	(113.4)	(25.0)
Total segment gross operating margin	$2,080.4	$2,033.3	$6,428.5	$6,093.4

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross operating margin by segment:
NGL Pipelines & Services	$1,022.9	$1,028.1	$3,206.9	$3,038.2
Crude Oil Pipelines & Services	422.9	481.8	1,242.0	1,569.1
Natural Gas Pipelines & Services	223.3	208.4	960.5	701.1
Petrochemical & Refined Products Services	411.3	315.0	1,019.1	785.0
Total segment gross operating margin	$2,080.4	$2,033.3	$6,428.5	$6,093.4

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended September 30, 2021	$3,814.5	$3,210.0	$975.7	$2,800.2	$–	$10,800.4
Three months ended September 30, 2020	2,612.4	1,518.0	604.6	2,179.5	–	6,914.5
Nine months ended September 30, 2021	10,979.6	7,867.3	3,265.2	7,270.1	–	29,382.2
Nine months ended September 30, 2020	8,053.4	5,007.0	1,855.2	5,210.7	–	20,126.3
Revenues from related parties:
Three months ended September 30, 2021	2.1	24.6	4.2	–	–	30.9
Three months ended September 30, 2020	1.6	3.6	2.3	–	–	7.5
Nine months ended September 30, 2021	7.6	36.3	10.6	–	–	54.5
Nine months ended September 30, 2020	5.0	16.7	7.5	–	–	29.2
Intersegment and intrasegment revenues:
Three months ended September 30, 2021	13,753.5	6,611.2	145.9	6,149.9	(26,660.5)	–
Three months ended September 30, 2020	7,098.2	6,422.5	117.0	1,297.8	(14,935.5)	–
Nine months ended September 30, 2021	37,140.3	21,907.8	441.0	18,979.7	(78,468.8)	–
Nine months ended September 30, 2020	18,826.6	18,302.7	325.0	2,815.6	(40,269.9)	–
Total revenues:
Three months ended September 30, 2021	17,570.1	9,845.8	1,125.8	8,950.1	(26,660.5)	10,831.3
Three months ended September 30, 2020	9,712.2	7,944.1	723.9	3,477.3	(14,935.5)	6,922.0
Nine months ended September 30, 2021	48,127.5	29,811.4	3,716.8	26,249.8	(78,468.8)	29,436.7
Nine months ended September 30, 2020	26,885.0	23,326.4	2,187.7	8,026.3	(40,269.9)	20,155.5
Equity in income (loss) of unconsolidated affiliates:
Three months ended September 30, 2021	30.5	105.2	1.4	0.5	–	137.6
Three months ended September 30, 2020	29.3	51.8	1.4	(0.5)	–	82.0
Nine months ended September 30, 2021	87.5	354.2	4.3	1.2	–	447.2
Nine months ended September 30, 2020	90.8	243.2	4.3	(2.2)	–	336.1

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At September 30, 2021	$17,330.0	$6,927.3	$8,280.3	$7,533.6	$2,182.6	$42,253.8
At December 31, 2020	17,128.3	6,982.6	8,465.8	7,528.4	1,807.7	41,912.8
Investments in unconsolidated affiliates: (see Note 5)
At September 30, 2021	656.4	1,742.1	32.1	2.8	–	2,433.4
At December 31, 2020	671.6	1,723.7	31.4	2.5	–	2,429.2
Intangible assets, net: (see Note 6)
At September 30, 2021	323.2	1,879.4	859.1	128.3	–	3,190.0
At December 31, 2020	334.1	1,936.6	905.0	133.4	–	3,309.1
Goodwill: (see Note 6)
At September 30, 2021	2,651.7	1,841.0	–	956.2	–	5,448.9
At December 31, 2020	2,651.7	1,841.0	–	956.2	–	5,448.9
Segment assets:
At September 30, 2021	20,961.3	12,389.8	9,171.5	8,620.9	2,182.6	53,326.1
At December 31, 2020	20,785.7	12,483.9	9,402.2	8,620.5	1,807.7	53,100.0

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated revenues:
NGL Pipelines & Services	$3,816.6	$2,614.0	$10,987.2	$8,058.4
Crude Oil Pipelines & Services	3,234.6	1,521.6	7,903.6	5,023.7
Natural Gas Pipelines & Services	979.9	606.9	3,275.8	1,862.7
Petrochemical & Refined Products Services	2,800.2	2,179.5	7,270.1	5,210.7
Total consolidated revenues	$10,831.3	$6,922.0	$29,436.7	$20,155.5

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$8,112.8	$4,313.7	$21,215.8	$12,331.9
Other operating costs and expenses (1)	757.3	696.9	2,174.2	2,120.4
Depreciation, amortization and accretion	511.3	484.2	1,516.9	1,461.3
Asset impairment charges	29.3	77.0	112.7	90.4
Net losses (gains) attributable to asset sales and related matters	(2.2)	(0.6)	9.0	(2.1)
General and administrative costs	47.3	50.3	155.1	162.8
Total consolidated costs and expenses	$9,455.8	$5,621.5	$25,183.7	$16,164.7

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment charges; and net losses (or gains) attributable to asset sales and related matters.

Fluctuations in our product sales revenues and cost of sales amounts are explained in large part by changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to product sales; however, these higher commodity prices would also be expected to increase the associated cost of sales as purchase costs are higher.  The same type of relationship would be true in the case of lower energy commodity sales prices and purchase costs.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020		2021	2020
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,153.0	$1,052.6		$3,605.7	$3,437.4
Earnings allocated to phantom unit awards (1)	(9.1)	(7.5)		(29.0)	(24.9)
Net income allocated to common unitholders	$1,143.9	$1,045.1		$3,576.7	$3,412.5

Basic weighted-average number of common units outstanding	2,184.0	2,185.5		2,184.2	2,186.7

Basic earnings per common unit	$0.52	$0.48		$1.64	$1.56

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,153.0	$1,052.6		$3,605.7	$3,437.4
Net income attributable to preferred units	0.8	–	*	2.7	–	*
Net income attributable to limited partners	$1,153.8	$1,052.6		$3,608.4	$3,437.4

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,184.0	2,185.5		2,184.2	2,186.7
Phantom units (2)	17.5	15.9		17.6	15.7
Preferred units (2)	2.5	–	*	2.5	–	*
Total	2,204.0	2,201.4		2,204.3	2,202.4

Diluted earnings per common unit	$0.52	$0.48		$1.64	$1.56

* Amount is negligible

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding the phantom units.
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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-classified awards:
Phantom unit awards	$35.0	$37.3	$111.0	$113.1
Profits interest awards	0.6	2.2	4.7	7.2
Liability-classified awards	–	–	0.1	–
Total	$35.6	$39.5	$115.8	$120.3

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2020	15,669,442	$26.76
Granted (2)	7,720,645	$21.30
Vested	(5,574,695)	$27.01
Forfeited	(514,907)	$24.48
Phantom unit awards at September 30, 2021	17,300,485	$24.31

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2021 was $164.4 million based on a grant date market price of the Partnership’s common units ranging from $20.79 to $22.05 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash payments made in connection with DERs	$7.9	$7.1	$23.1	$20.0
Total intrinsic value of phantom unit awards that vested during period	3.5	2.0	122.6	113.4

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $185.1  million at September 30, 2021, of which our share of such cost is currently estimated to be $153.0 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

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

The Class B limited partner interests of EPD Unit IV L.P. and EPCO Unit II L.P. remain outstanding. At September 30, 2021, our share of the total unrecognized compensation cost related to these two Employee Partnerships was $10.4 million, which we expect to recognize over a weighted-average period of 2.2 years.

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

As a result of these terminations, we do not have any interest rate derivative instruments outstanding at September 30, 2021.

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

At September 30, 2021, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2021 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	18.8	2.6	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.6	0.1	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	23.0	2.8	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.4	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	126.5	4.7	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	142.4	2.7	Cash flow hedge
NGLs inventory management activities (MMBbls)	1.8	n/a	Fair value hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	10.5	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	10.7	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	4.1	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	5.9	0.1	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.5	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	0.9	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	0.7	0.2	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	5.3	0.2	Mark-to-market
NGL risk management activities (MMBbls) (3)	42.3	14.3	Mark-to-market
Refined products risk management activities (MMBbls) (3)	8.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	28.6	2.4	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2023, January 2022 and December 2023, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $151.5 million and $144.0 million at September 30, 2021 and December 31, 2020, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$109.1
Interest rate derivatives	Other assets	–	Other assets	12.4	Other liabilities	–	Other liabilities	11.0
Total interest rate derivatives		–		12.4		–		120.1
Commodity derivatives	Current assets	637.4	Current assets	210.5	Current liabilities	706.0	Current liabilities	234.0
Commodity derivatives	Other assets	8.4	Other assets	0.4	Other liabilities	12.3	Other liabilities	6.1
Total commodity derivatives		645.8		210.9		718.3		240.1
Total derivatives designated as hedging instruments		$645.8		$223.3		$718.3		$360.2

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$57.5	Current assets	$18.1	Current liabilities	$64.1	Current liabilities	$6.1
Commodity derivatives	Other assets	8.4	Other assets	0.2	Other liabilities	7.5	Other liabilities	0.1
Total commodity derivatives		65.9		18.3		71.6		6.2
Total derivatives not designated as hedging instruments		$65.9		$18.3		$71.6		$6.2

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2021:
Commodity derivatives	$711.7	$–	$711.7	$(711.2)	$–	$–	$0.5
As of December 31, 2020:
Interest rate derivatives	$12.4	$–	$12.4	$–	$–	$–	$12.4
Commodity derivatives	229.2	–	229.2	(228.5)	–	–	0.7

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2021:
Commodity derivatives	$789.9	$–	$789.9	$(711.2)	$–	$(77.7)	$1.0
As of December 31, 2020:
Interest rate derivatives	$120.1	$–	$120.1	$–	$–	$–	$120.1
Commodity derivatives	246.3	–	246.3	(228.5)	–	(17.3)	0.5

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity derivatives	Revenue	$(49.5)	$(19.8)	$(236.6)	$(69.1)
Total		$(49.5)	$(19.8)	$(236.6)	$(69.1)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity derivatives	Revenue	$21.5	$22.4	$230.0	$142.6
Total		$21.5	$22.4	$230.0	$142.6

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate derivatives	$–	$62.6	$182.9	$(207.7)
Commodity derivatives – Revenue (1)	(110.8)	2.6	(843.5)	404.5
Commodity derivatives – Operating costs and expenses (1)	10.2	(6.8)	(8.7)	(11.8)
Total	$(100.6)	$58.4	$(669.3)	$185.0

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate derivatives	Interest expense	$(10.3)	$(9.9)	$(29.1)	$(29.2)
Commodity derivatives	Revenue	(116.8)	(19.5)	(614.9)	344.7
Commodity derivatives	Operating costs and expenses	(0.3)	(10.0)	(18.9)	(9.9)
Total		$(127.4)	$(39.4)	$(662.9)	$305.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Over the next twelve months, we expect to reclassify $28.2 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $283.6 million of losses attributable to commodity derivative instruments from accumulated other comprehensive loss to earnings, with $294.3 million as a decrease in revenue and $10.7 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity derivatives	Revenue	$107.2	$14.7	$143.6	$113.4
Commodity derivatives	Operating costs and expenses	1.5	0.1	1.5	0.9
Total		$108.7	$14.8	$145.1	$114.3

The $145.1 million gain recognized for the nine months ended September 30, 2021 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $7.3 million of realized gains and $137.8 million of net unrealized mark-to-market gains attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At September 30, 2021 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$435.3	$2,344.1	$0.1	$2,779.5
Impact of CME Rule 814	(435.3)	(1,632.5)	–	(2,067.8)
Total commodity derivatives	–	711.6	0.1	711.7
Total	$–	$711.6	$0.1	$711.7

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$655.1	$2,594.5	$0.2	$3,249.8
Impact of CME Rule 814	(655.1)	(1,804.8)	–	(2,459.9)
Total commodity derivatives	–	789.7	0.2	789.9
Total	$–	$789.7	$0.2	$789.9

	At December 31, 2020 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Interest rate derivatives	$–	$12.4	$–	$12.4
Commodity derivatives:
Value before application of CME Rule 814	678.6	878.6	12.9	1,570.1
Impact of CME Rule 814	(678.6)	(650.4)	(11.9)	(1,340.9)
Total commodity derivatives	–	228.2	1.0	229.2
Total	$–	$240.6	$1.0	$241.6

Financial liabilities:
Interest rate derivatives	$–	$120.1	$–	$120.1
Commodity derivatives:
Value before application of CME Rule 814	1,065.6	1,047.4	25.9	2,138.9
Impact of CME Rule 814	(1,065.6)	(807.3)	(19.7)	(1,892.6)
Total commodity derivatives	–	240.1	6.2	246.3
Total	$–	$360.2	$6.2	$366.4

In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2021 was a net derivative liability of $470.3 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at September 30, 2021 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

Nonrecurring Fair Value Measurements

We did not have any significant nonrecurring fair value measurements during the nine months ended September 30, 2021 or 2020.

See Note 4 for information regarding other non-cash asset impairment charges.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $33.9 billion and $35.0 billion at September 30, 2021 and December 31, 2020, respectively.  The aggregate carrying value of these debt obligations was $29.58 billion and $29.9 billion at September 30, 2021 and December 31, 2020, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues – related parties:
Unconsolidated affiliates	$30.9	$7.5	$54.5	$29.2
Costs and expenses – related parties:
EPCO and its privately held affiliates	$287.1	$283.9	$861.8	$847.0
Unconsolidated affiliates	84.2	33.1	201.4	167.2
Total	$371.3	$317.0	$1,063.2	$1,014.2

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2021	December 31, 2020
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1.3	$1.9
Unconsolidated affiliates	1.7	3.7
Total	$3.0	$5.6

Accounts payable - related parties:
EPCO and its privately held affiliates	$110.1	$139.6
Unconsolidated affiliates	14.6	9.9
Total	$124.7	$149.5

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

At September 30, 2021, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,152,448 common units	32.2%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at September 30, 2021.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations.  During the nine months ended September 30, 2021 and 2020, we paid EPCO and its privately held affiliates cash distributions totaling $918.1 million and $908.2 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating costs and expenses	$253.7	$247.8	$755.5	$740.9
General and administrative expenses	33.4	32.1	98.0	94.6
Total costs and expenses	$287.1	$279.9	$853.5	$835.5

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates. For the three months ended September 30, 2021 and 2020, we recognized $3.4 million and $3.3 million, respectively, of related party operating lease expense in connection with these office space leases. For the nine months ended September 30, 2021 and 2020, we recognized $10.1 million and $9.6 million, respectively, of related party operating lease expense in connection with these office space leases.

Note 15.  Income Taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred tax benefit (expense) attributable to OTA Holdings, Inc. (“OTA”)	$(6.8)	$21.3	$(20.1)	$158.0
Revised Texas Franchise Tax (“Texas Margin Tax”)	(9.6)	(7.2)	(37.0)	(21.9)
Other	0.3	5.0	(0.2)	2.5
Benefit from (provision for) income taxes	$(16.1)	$19.1	$(57.3)	$138.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Current portion of income tax benefit (provision):
Federal	$1.0	$5.3	$1.6	$3.0
State	(8.2)	(4.7)	(24.8)	(13.4)
Foreign	0.1	0.2	(1.0)	–
Total current portion	(7.1)	0.8	(24.2)	(10.4)
Deferred portion of income tax benefit (provision):
Federal	(7.1)	18.7	(19.3)	145.1
State	(1.9)	(0.4)	(13.8)	3.9
Foreign	–	–	–	–
Total deferred portion	(9.0)	18.3	(33.1)	149.0
Total benefit from (provision for) income taxes	$(16.1)	$19.1	$(57.3)	$138.6

A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Pre-Tax Net Book Income (“NBI”)	$1,198.2	$1,064.9	$3,748.0	$3,381.2

Texas Margin Tax (1)	(9.6)	(7.2)	(37.0)	(21.9)
State income tax benefit (provision), net of federal benefit (2)	(0.1)	1.6	(1.0)	9.7
Federal income tax benefit (provision) computed by applying the federal statutory rate to NBI of corporate entities	(3.3)	25.1	(9.8)	83.4
Federal benefit attributable to settlement of Liquidity Option Agreement (2)	–	–	–	67.8
Valuation allowance (3)	(3.1)	–	(9.3)	–
Other	–	(0.4)	(0.2)	(0.4)
Benefit from (provision for) income taxes	$(16.1)	$19.1	$(57.3)	$138.6

Effective income tax rate	(1.3)%	1.8%	(1.5)%	4.1%

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

(3)	Management believes that it is more likely than not that the net deferred tax assets attributable to OTA will not be fully realizable; therefore, we have provided for a valuation allowance.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	September 30,	December 31,
	2021	2020
Deferred tax liabilities:
Attributable to investment in OTA	$376.7	$356.6
Attributable to property, plant and equipment	119.8	106.4
Attributable to investments in other entities	4.4	4.1
Other	13.5	–
Total deferred tax liabilities	514.4	467.1
Deferred tax assets:
Net operating loss carryovers (1)	9.4	0.1
Temporary differences related to Texas Margin Tax	3.0	2.3
Total deferred tax assets	12.4	2.4
Valuation allowance	9.3	–
Total deferred tax assets, net of valuation allowance	3.1	2.4
Total net deferred tax liabilities	$511.3	$464.7

(1)
Of the loss amount presented for September 30, 2021, $0.1 million expires in various years between 2021 and 2037.  The remaining $9.3 million has an indefinite carryover period.  All losses are subject to limitations on their utilization.

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

At March 5, 2020, the Liquidity Option liability amount was $511.9 million.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income taxes” line on our Unaudited Condensed Statement of Consolidated Operations for the nine months ended September 30, 2020.  OTA recognized an additional net, non-cash deferred income tax benefit of $85.8 million at September 30, 2020 primarily due to a decrease in the outside basis difference of its investment in the Partnership attributable to a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through September 30, 2020.  In total, our earnings for the nine months ended September 30, 2020 reflect $158.0 million of net deferred income tax benefit attributable to OTA.

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

Our accruals for litigation contingencies were $0.2 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively.  We have classified our accruals for litigation contingencies in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.

PDH 1 Litigation
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

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.82 billion and $30.15 billion at September 30, 2021 and December 31, 2020, respectively.  The year-to-date reduction in debt principal amount outstanding is due to EPO’s repayment of Senior Notes TT and RR, partially offset by EPO’s issuance of Senior Notes EEE. See Note 7 for additional information regarding our scheduled future maturities of debt principal.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2020 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at September 30, 2021:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$164.0	$164.5	12 years	3.6%
Transportation equipment	22.6	24.4	2 years	2.6%
Office and warehouse space	166.3	190.2	15 years	3.2%
Total	$352.9	$379.1

(1)	Right-of-use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At September 30, 2021, lease liabilities of $35.5 million and $343.6 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$10.9	$9.8	$29.5	$29.6
Related accretion expense on lease liability balances	3.2	3.1	9.3	9.8
Total fixed lease expense	14.1	12.9	38.8	39.4
Variable lease expense	0.2	0.1	0.8	0.4
Subtotal operating lease expense	14.3	13.0	39.6	39.8
Short-term operating leases	15.0	12.3	41.4	37.3
Total operating lease expense	$29.3	$25.3	$81.0	$77.1

Cash payments attributable to operating lease liabilities were $10.8 million and $9.8 million for the three months ended September 30, 2021 and 2020, respectively.  For the nine months ended September 30, 2021 and 2020, cash paid for operating lease liabilities was $29.2 million and $28.1 million, respectively.

Operating lease income for the three months ended September 30, 2021 and 2020 was $3.1 million and $2.3 million, respectively.  For the nine months ended September 30, 2021 and 2020, operating lease income was $9.2 and $8.4 million, respectively.

Purchase Obligations
We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date. Our product purchase commitments increased from $14.8 billion at December 31, 2020 to $22.1 billion at September 30, 2021 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Nine Months Ended September 30,
	2021	2020
Decrease (increase) in:
Accounts receivable – trade	$(1,541.0)	$1,119.5
Accounts receivable – related parties	2.0	1.0
Inventories	520.2	(1,063.2)
Prepaid and other current assets	409.7	288.2
Other assets	104.0	(27.7)
Increase (decrease) in:
Accounts payable – trade	35.6	147.0
Accounts payable – related parties	(24.8)	(41.0)
Accrued product payables	2,501.8	(621.9)
Accrued interest	(230.4)	(196.6)
Other current liabilities	(696.3)	(212.3)
Other liabilities	(33.7)	(85.0)
Net effect of changes in operating accounts	$1,047.1	$(692.0)

Cash payments for interest, net of $63.8 and $96.9 capitalized during the nine months ended September 30, 2021 and 2020, respectively	$1,143.5	$1,107.4

Cash payments for federal and state income taxes	$17.0	$24.9

We incurred liabilities for construction in progress that had not been paid at September 30, 2021 and December 31, 2020 of $194.6 million and $236.1 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

We recognized non-cash charges totaling $11.3 million for involuntary conversions during the nine months ended September 30, 2021 that are a component of net losses attributable to asset sales and related matters.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Nine Months Ended September 30, 2021 and 2020

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the nine months ended September 30, 2021 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at September 30, 2021.  In March 2021, a privately held affiliate of EPCO sold its entire ownership interest in the Partnership’s Series A Cumulative Convertible Preferred Units (“preferred units”) to third parties.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2021 compared to the third quarter of 2020.  Likewise, the phrase “period-to-period” means the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

•	petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”)); and

•	a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.

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

Current Outlook

As noted previously under “Cautionary Statement Regarding Forward-Looking Information” within this Part I, Item 2, this quarterly report on Form 10-Q, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP.  In addition, it reflects assumptions made by us and information currently available to us, which includes forecast information published by third parties. All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its October 2021 Short-Term Energy Outlook (“October 2021 STEO”), which was published on October 13, 2021. The forecasts and other forward-looking information cited in the following discussion remain subject to uncertainty since global mitigation efforts and medical developments related to COVID-19 continue to evolve.

The outlook on business conditions in our 2020 Form 10-K addressed observations that production cuts within the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group), along with market-driven cuts in U.S., Brazilian and Canadian supplies, were providing much-needed support for international energy markets coping with the ongoing weakness in hydrocarbon demand attributable to the COVID-19 pandemic.  We also discussed downstream demand beginning to recover from the lows of 2020, but remaining depressed due to the continued effects of the pandemic.

Throughout the first half of 2021, we highlighted the positive impact that the widespread implementation of vaccination programs and the related easing of COVID-19 mobility restrictions have had on global hydrocarbon demand and stated our belief that energy fundamentals (and global economic conditions in general) remained highly dependent on the successful containment of COVID-19, especially its more contagious emerging variants (e.g., the “Delta” variant), through the distribution, acceptance and administration of proven vaccines and therapeutics for the disease.

While we maintain our view that the successful containment of COVID-19 is crucial to sustained improvements in energy markets, we believe that production cuts are no longer necessary to support international energy markets and that global downstream demand, while stronger, has not fully recovered.

The global economy, including the U.S., experienced robust growth during 2021, mainly due to restocking inventories and efforts to satisfy consumer demand suppressed by the pandemic.  According to the EIA, U.S. gross domestic product (“GDP”) is forecast to increase 5.7% in 2021 and 4.5% in 2022, following a decline of 3.4% in 2020.  During this time, we have observed a steady transition from near record levels of crude oil inventories in the U.S. to a more normalized level today as U.S. consumption has outpaced U.S. supply.  We are now seeing temporary shortfalls in global natural gas and coal supplies as reports from some countries, particularly in Europe and Asia, have revealed a rationing of energy supplies and curtailments of industrial production.  Some reports have referred to the current situation as an “energy crisis,” which could become even more severe if the world experiences a colder than normal winter.  We believe that U.S. supply and demand have become more balanced, but anticipate a slight supply shortfall going into 2022.  The EIA estimates that U.S. production of petroleum and related liquids will average 18.6 MMBPD in 2021 and 20.0 MMBPD in 2022, while U.S. demand for petroleum and related liquids will average 19.7 MMBPD in 2021 and 20.4 MMBPD in 2022.

Throughout this period, prices have increased considerably as evidenced by the price of West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma (as reported by the New York Mercantile Exchange, or “NYMEX”).  It reached six-year highs in October 2021 and averaged $71.54 per barrel in September 2021 compared to $52.10 per barrel in January 2021 and an average of $39.34 per barrel in 2020.  The price of natural gas at Henry Hub, Louisiana (as reported by NYMEX) reached twelve-year highs in October 2021 and averaged $5.11 per MMBtu in September 2021 compared to $2.65 per MMBtu in January 2021 and an average of $2.13 per MMBtu in 2020.

Significant uncertainty exists with respect to the capabilities and willingness of OPEC+ to increase production enough to alleviate high crude oil prices and whether hydrocarbon demand will remain resilient as prices continue to rise.  Despite ongoing pressures faced by many producers in the U.S. to preserve cash, return capital to their investors and reduce crude oil and natural gas production activities altogether, potential cash flows from these high price levels may eventually become too attractive for U.S. energy investors to forego.  The EIA forecasts U.S. crude oil production will increase from an average of 11.0 MMBPD in 2021 to 11.7 MMBPD in 2022; however, these levels still lag behind the record level of 12.3 MMBPD in 2019.  As U.S. production rises, we believe that our integrated, diversified and fee-based business will have additional opportunities to provide midstream services to our producers and customers.

Recent Developments

Enterprise and Chevron Explore Carbon Storage Business Opportunities

In September 2021, we and Chevron U.S.A. Inc. (“Chevron”) jointly announced a framework to study and evaluate opportunities for carbon dioxide capture, utilization and storage from our respective business operations in the U.S. Midcontinent and Gulf Coast. Projects resulting from this evaluation would seek to combine our extensive midstream pipeline and storage network with Chevron’s sub-surface expertise to create opportunities to capture, aggregate, transport and sequester carbon dioxide in support of the evolving energy landscape. The initial phase of the study in which we will evaluate specific business opportunities is expected to last about six months.

Issuance of $1.0 Billion of Senior Notes in September 2021

In September 2021, EPO issued $1.0 billion principal amount of senior notes due February 2053 (“Senior Notes EEE”).   Net proceeds from this offering will be used for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of a portion of our $750.0 million in principal amount of 3.50% Senior Notes VV and/or a portion of our $650.0 million in principal amount of 4.05% Senior Notes CC, in each case at their maturity in February 2022).

Senior Notes EEE were issued at 99.170% of their principal amount and have a fixed rate of interest of 3.30% per year.  The Partnership guaranteed these senior notes through an unconditional guarantee on an unsecured and unsubordinated basis.

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2020 by quarter:
1st Quarter	$1.95	$0.14	$0.37	$0.57	$0.63	$0.93	$0.31	$0.18	$0.19
2nd Quarter	$1.71	$0.19	$0.41	$0.43	$0.44	$0.41	$0.26	$0.11	$0.17
3rd Quarter	$1.98	$0.22	$0.50	$0.58	$0.60	$0.80	$0.35	$0.17	$0.25
4th Quarter	$2.67	$0.21	$0.57	$0.76	$0.68	$0.92	$0.41	$0.24	$0.22
2020 Averages	$2.08	$0.19	$0.46	$0.59	$0.59	$0.77	$0.33	$0.18	$0.21

2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38
2nd Quarter	$2.83	$0.26	$0.87	$0.97	$0.98	$1.46	$0.67	$0.27	$0.41
3rd Quarter	$4.02	$0.35	$1.16	$1.34	$1.34	$1.62	$0.82	$0.36	$0.51
2021 Averages	$3.19	$0.28	$0.98	$1.09	$1.08	$1.47	$0.74	$0.36	$0.43

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
(2)
NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu Non-TET commercial index prices as reported by Oil Price Information Service (“OPIS”) by IHS Markit (“IHS”).

(3)
Polymer grade propylene prices represent average contract pricing for such product as reported by IHS.  Refinery grade propylene (“RGP”) prices represent weighted-average spot prices for such product as reported by IHS.

(4)
The “Indicative Gas Processing Gross Spread” represents our generic estimate of the gross economic benefit from extracting NGLs from natural gas production based on certain pricing assumptions.  Specifically, it is the amount by which the assumed economic value of a composite gallon of NGLs at Mont Belvieu, Texas exceeds the value of the equivalent amount of energy in natural gas at Henry Hub, Louisiana. Our estimate of the indicative spread does not consider the operating costs incurred by a natural gas processing facility to extract the NGLs nor the transportation and fractionation costs to deliver the NGLs to market.   In addition, the actual gas processing spread earned at each plant is further influenced by regional pricing and extraction dynamics.

The weighted-average indicative market price for NGLs was $0.84 per gallon in the third quarter of 2021 versus $0.41 per gallon in the third quarter of 2020.  Likewise, the weighted-average indicative market price for NGLs was $0.70 per gallon during the nine months ended September 30, 2021 compared to $0.36 per gallon during the same period in 2020.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2020 by quarter:
1st Quarter	$46.17	$45.51	$47.81	$48.15
2nd Quarter	$27.85	$28.22	$29.68	$30.12
3rd Quarter	$40.93	$41.05	$41.77	$42.47
4th Quarter	$42.66	$43.07	$43.63	$44.08
2020 Averages	$39.40	$39.46	$40.72	$41.21

2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99
2nd Quarter	$66.07	$66.41	$66.90	$67.95
3rd Quarter	$70.56	$70.74	$71.17	$71.51
2021 Averages	$64.82	$65.38	$65.86	$66.48

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

Fluctuations in our consolidated revenues and cost of sales amounts are explained in large part by changes in energy commodity prices. An increase in our consolidated marketing revenues due to higher energy commodity sales prices may not result in an increase in gross operating margin or cash available for distribution, since our consolidated cost of sales amounts would also be expected to increase due to comparable increases in the purchase prices of the underlying energy commodities.  The same type of relationship would be true in the case of lower energy commodity sales prices and purchase costs.

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

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$10,831.3	$6,922.0	$29,436.7	$20,155.5
Costs and expenses:
Operating costs and expenses:
Cost of sales	8,112.8	4,313.7	21,215.8	12,331.9
Other operating costs and expenses	757.3	696.9	2,174.2	2,120.4
Depreciation, amortization and accretion expenses	511.3	484.2	1,516.9	1,461.3
Asset impairment charges	29.3	77.0	112.7	90.4
Net losses (gains) attributable to asset sales and related matters	(2.2)	(0.6)	9.0	(2.1)
Total operating costs and expenses	9,408.5	5,571.2	25,028.6	16,001.9
General and administrative costs	47.3	50.3	155.1	162.8
Total costs and expenses	9,455.8	5,621.5	25,183.7	16,164.7
Equity in income of unconsolidated affiliates	137.6	82.0	447.2	336.1
Operating income	1,513.1	1,382.5	4,700.2	4,326.9
Other income (expense):
Interest expense	(315.9)	(320.5)	(954.8)	(958.2)
Other, net	1.0	2.9	2.6	12.5
Total other expense, net	(314.9)	(317.6)	(952.2)	(945.7)
Income before income taxes	1,198.2	1,064.9	3,748.0	3,381.2
Benefit from (provision for) income taxes	(16.1)	19.1	(57.3)	138.6
Net income	1,182.1	1,084.0	3,690.7	3,519.8
Net income attributable to noncontrolling interests	(28.3)	(31.4)	(82.3)	(82.4)
Net income attributable to preferred units	(0.8)	*	(2.7)	*
Net income attributable to common unitholders	$1,153.0	$1,052.6	$3,605.7	$3,437.4

* Amount is negligible

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
NGL Pipelines & Services:
Sales of NGLs and related products	$3,169.6	$2,048.4	$9,151.0	$6,401.7
Midstream services	647.0	565.6	1,836.2	1,656.7
Total	3,816.6	2,614.0	10,987.2	8,058.4
Crude Oil Pipelines & Services:
Sales of crude oil	2,890.0	1,216.1	6,868.2	4,059.7
Midstream services	344.6	305.5	1,035.4	964.0
Total	3,234.6	1,521.6	7,903.6	5,023.7
Natural Gas Pipelines & Services:
Sales of natural gas	732.2	350.7	2,543.1	1,097.6
Midstream services	247.7	256.2	732.7	765.1
Total	979.9	606.9	3,275.8	1,862.7
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,537.8	1,966.2	6,523.6	4,593.7
Midstream services	262.4	213.3	746.5	617.0
Total	2,800.2	2,179.5	7,270.1	5,210.7
Total consolidated revenues	$10,831.3	$6,922.0	$29,436.7	$20,155.5

Third Quarter of 2021 Compared to Third Quarter of 2020.  Total revenues for the third quarter of 2021 increased $3.91 billion when compared to the third quarter of 2020 primarily due to a $3.75 billion increase in marketing revenues.  Revenues from the marketing of NGLs and crude oil increased a combined $2.8 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $2.16 billion increase, and higher sales volumes, which accounted for an additional $636.9 million increase.  Revenues from the marketing of natural gas, petrochemicals and refined products increased a combined net $953.2 million quarter-to-quarter primarily due to higher average sales prices, which accounted for a $2.13 billion increase, partially offset by lower sales volumes, which accounted for a $1.18 billion decrease.

Revenues from midstream services for the third quarter of 2021 increased $161.1 million when compared to the third quarter of 2020.  Revenues from our terminal facilities increased $58.2 million quarter-to-quarter primarily due to higher deficiency fee revenue.  Revenues from our natural gas processing facilities increased $46.2 million quarter-to-quarter primarily due to higher market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our crude oil pipeline assets increased $43.6 million quarter-to-quarter, primarily due to higher demand for crude oil transportation services.  Revenues from our propylene production facilities increased $22.0 million quarter-to-quarter primarily due to higher processing fees.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Total revenues for the nine months ended September 30, 2021 increased $9.28 billion when compared to the nine months ended September 30, 2020 primarily due to an $8.93 billion increase in marketing revenues.  Revenues from the marketing of NGLs, natural gas, petrochemicals and refined products increased a combined net $6.12 billion period-to-period primarily due to higher average sales prices, which accounted for a $7.85 billion increase, partially offset by lower sales volumes, which accounted for a $1.73 billion decrease.  Revenues from the marketing of crude oil increased $2.81 billion period-to-period primarily due to higher average sales prices, which accounted for a $1.8 billion increase, and higher sales volumes, which accounted for an additional $1.01 billion increase.

Revenues from midstream services for the nine months ended September 30, 2021 increased $348.0 million when compared to the nine months ended September 30, 2020.  Revenues from our terminal facilities increased $110.8 million period-to-period primarily due to higher deficiency fee revenue.  Revenues from our natural gas processing facilities increased $104.5 million period-to-period primarily due to higher market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our crude oil pipeline assets increased $87.9 million period-to-period, primarily due to higher demand for crude oil transportation services.  Revenues from our propylene production facilities increased $73.9 million period-to-period primarily due to higher processing fees.

Operating costs and expenses

Total operating costs and expenses for the three and nine months ended September 30, 2021 increased $3.84 billion and $9.03 billion, respectively, when compared to the same periods in 2020.

Cost of sales
Third Quarter of 2021 Compared to Third Quarter of 2020.  Cost of sales for the third quarter of 2021 increased $3.8 billion when compared to the third quarter of 2020. The cost of sales associated with our marketing of NGLs and crude oil increased a combined $3.19 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $2.6 billion increase, and higher sales volumes, which accounted for an additional $586.0 million increase.  The cost of sales associated with our marketing of natural gas, petrochemicals and refined products increased a combined net $611.1 million quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $1.74 billion increase, partially offset by lower sales volumes, which accounted for a $1.13 billion decrease.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Cost of sales for the nine months ended September 30, 2021 increased $8.88 billion when compared to the nine months ended September 30, 2020.  The cost of sales associated with our marketing of NGLs, natural gas, petrochemicals and refined products increased a combined net $5.58 billion period-to-period primarily due to higher average purchase prices, which accounted for a $7.0 billion increase, partially offset by lower sales volumes, which accounted for a $1.42 billion decrease.  The cost of sales associated with our marketing of crude oil increased $3.3 billion period-to-period primarily due to higher average purchase prices, which accounted for a $2.37 billion increase, and higher sales volumes, which accounted for an additional $930.5 million increase.

Other operating costs and expenses
Other operating costs and expenses for the third quarter of 2021 increased $60.4 million when compared to the third quarter of 2020 primarily due to higher maintenance and utility costs, ad valorem taxes, and costs attributable to new assets placed into service during or since the respective quarter in 2020.  Other operating costs and expenses for the nine months ended September 30, 2021 increased $53.8 million when compared to the nine months ended September 30, 2020 primarily due to higher maintenance and employee compensation costs, ad valorem taxes, and costs attributable to new assets placed into service during or since the respective period in 2020.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2021 increased a combined $27.1 million and $55.6 million, respectively, when compared to the same periods in 2020.  The quarter-to-quarter and period-to-period increases are primarily due to assets placed into full or limited service (e.g., Chambers County Frac X and XI, and the Midland-to-ECHO 3 pipeline) since the end of the respective periods in 2020 and major maintenance activities accounted for under the deferral method.

Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. We adopted the deferral method for our reaction-based plants in November 2020.

Asset impairment charges
Non-cash asset impairment charges for the three and nine months ended September 30, 2021 decreased $47.7 million and increased $22.3 million, respectively, when compared to the same periods in 2020.  We recorded non-cash impairment charges of $44.3 million during the nine months ended September 30, 2021 due to the sale of a coal bed natural gas gathering system and the related Val Verde treating facility, both of which were components of our San Juan Gathering System.  The remainder of our asset impairment charges for the three and nine months ended September 30, 2021 and 2020 are attributable to the write-off of assets that are no longer expected to be used or constructed, including the cancellation of the Midland-to-ECHO 4 crude oil pipeline construction project in September 2020.

We are closely monitoring the recoverability of our long-lived assets, investments in unconsolidated affiliates and goodwill in light of the adverse economic effects of the COVID-19 pandemic.  If the adverse economic impacts of the pandemic persist for longer periods than currently expected, these developments could result in the recognition of non-cash impairment charges in the future.

General and administrative costs

General and administrative costs for the three and nine months ended September 30, 2021 decreased $3.0 million and $7.7 million, respectively, when compared to the same periods in 2020 primarily due to lower professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and nine months ended September 30, 2021 increased $55.6 million and $111.1 million, respectively, when compared to the same periods in 2020 primarily due to higher earnings from investments in crude oil pipelines.

Operating income

Operating income for the three and nine months ended September 30, 2021 increased $130.6 million and $373.3 million, respectively, when compared to the same periods in 2020 due to the previously described quarter-to-quarter and period-to-period changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest charged on debt principal outstanding	$322.1	$334.9	$969.8	$1,000.4
Impact of interest rate hedging program, including related amortization	10.2	9.9	29.0	29.2
Interest costs capitalized in connection with construction projects (1)	(23.0)	(34.5)	(63.8)	(96.9)
Other (2)	6.6	10.2	19.8	25.5
Total	$315.9	$320.5	$954.8	$958.2

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased $12.8 million quarter-to-quarter primarily due to lower debt principal amounts outstanding during the third quarter of 2021.  Our weighted-average debt principal balance for the third quarter of 2021 was $29.07 billion compared to $30.27 billion for the third quarter of 2020.

For the nine months ended September 30, 2021, interest charged on debt principal outstanding decreased $30.6 million period-to-period primarily due to lower debt principal amounts outstanding during the nine months ended September 30, 2021, which accounted for an $21.8 million decrease, and the effects of lower overall interest rates during the nine months ended September 30, 2021, which accounted for an additional $8.8 million decrease.  Our weighted-average debt principal balance for the nine months ended September 30, 2021 was $29.38 billion compared to $29.84 billion for the nine months ended September 30, 2020.

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

Income taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred tax benefit (expense) attributable to OTA	$(6.8)	$21.3	$(20.1)	$158.0
Revised Texas Franchise Tax (“Texas Margin Tax”)	(9.6)	(7.2)	(37.0)	(21.9)
Other	0.3	5.0	(0.2)	2.5
Benefit from (provision for) income taxes	$(16.1)	$19.1	$(57.3)	$138.6

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

At March 5, 2020, the Partnership’s liability recognized in connection with the Liquidity Option Agreement was $511.9 million (referred to as the “Liquidity Option liability”).  Upon settlement of the Liquidity Option Agreement, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA calculated in accordance with ASC 740, Income Taxes.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income taxes” line on our Unaudited Condensed Statement of Consolidated Operations for the nine months ended September 30, 2020. OTA recognized an additional net, non-cash deferred income tax benefit of $85.8 million, which reflected a decrease in the outside basis difference of its investment in the Partnership caused by a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through September 30, 2020.  In total, our earnings for the nine months ended September 30, 2020 reflect $158.0 million of deferred income tax benefit attributable to OTA.

On September 30, 2020, OTA exchanged the Partnership common units it owned for non-publicly traded preferred units having a stated value of $1,000 per unit.  As a result, beginning September 30, 2020, OTA’s deferred tax liability no longer fluctuates due to market price changes in our common units.

Income tax expense attributable to the Texas Margin Tax increased $2.4 million quarter-to-quarter and $15.1 million period-to-period primarily due to an increase in the Texas apportionment factor and higher Partnership earnings.

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

The following table presents gross operating margin by segment and non-GAAP total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gross operating margin by segment:
NGL Pipelines & Services	$1,022.9	$1,028.1	$3,206.9	$3,038.2
Crude Oil Pipelines & Services	422.9	481.8	1,242.0	1,569.1
Natural Gas Pipelines & Services	223.3	208.4	960.5	701.1
Petrochemical & Refined Products Services	411.3	315.0	1,019.1	785.0
Total segment gross operating margin (1)	2,080.4	2,033.3	6,428.5	6,093.4
Net adjustment for shipper make-up rights	9.8	(39.9)	46.4	(54.1)
Total gross operating margin (non-GAAP)	$2,090.2	$1,993.4	$6,474.9	$6,039.3

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income	$1,513.1	$1,382.5	$4,700.2	$4,326.9
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	502.7	484.2	1,497.9	1,461.3
Asset impairment charges in operating costs and expenses	29.3	77.0	112.7	90.4
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	(2.2)	(0.6)	9.0	(2.1)
General and administrative costs	47.3	50.3	155.1	162.8
Total gross operating margin (non-GAAP)	$2,090.2	$1,993.4	$6,474.9	$6,039.3

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

Estimated Impact of Hurricane Ida on Results for the Third Quarter of 2021

In late August 2021, southern Louisiana and Mississippi, including its critical energy infrastructure, were impacted by the cumulative effects of Hurricane Ida.  Impacts on the energy industry included, but were not limited to, severe flooding and limited access to facilities, disruptions to offshore production in the Gulf of Mexico, and reduced energy demand from area refineries and petrochemical facilities.  Our plant, pipeline and storage assets in southern Louisiana and Mississippi did not experience significant property damage, and the majority have returned to normal operations.  We expect our volumes impacted by the remaining third-party facility disruptions to return to normal levels as repairs are completed and production is fully restored.

We estimate that Hurricane Ida reduced our gross operating margin for the third quarter of 2021 by approximately $30 million, almost all of which is related to our Louisiana and Mississippi processing, transportation and fractionation assets and related marketing activities, which are a component of our NGL Pipelines & Services segment.  Of this amount, approximately $25 million represents the combined net impact of lower than anticipated volumes and lost business opportunities.  The remaining $5 million represents expenses, net of property damage insurance reimbursements, which we incurred during the quarter in connection with hurricane-related repair and recovery costs.  As a result of our deductible levels, we do not expect any reimbursement from insurance in connection with business interruption claims from Hurricane Ida.

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$263.9	$256.8	$844.2	$708.3
NGL pipelines, storage and terminals	569.6	602.9	1,751.3	1,862.5
NGL fractionation	189.4	168.4	611.4	467.4
Total	$1,022.9	$1,028.1	$3,206.9	$3,038.2

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,481	3,446	3,389	3,563
NGL marine terminal volumes (MBPD)	664	643	661	696
NGL fractionation volumes (MBPD)	1,254	1,350	1,229	1,357
Equity NGL production volumes (MBPD) (1)	150	141	169	156
Fee-based natural gas processing volumes (MMcf/d) (2,3)	3,990	4,105	4,064	4,299

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2021 increased $7.1 million when compared to the third quarter of 2020.

Gross operating margin from our Permian Basin natural gas processing facilities increased $30.3 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging), which accounted for a $16.3 million increase, and higher equity NGL production, which accounted for an additional $11.4 million increase.  Fee-based natural gas processing volumes and equity NGL volumes at these facilities increased 144 MMcf/d and 33 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a combined $25.9 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes and equity NGL production at these facilities decreased 160 MMcf/d and 18 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $12.7 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes decreased 70 MMcf/d and equity NGL production increased 3 MBPD, quarter-to-quarter (net to our interest).

Gross operating margin from our South Texas natural gas processing facilities increased a net $4.5 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based processing volumes and equity NGL production at our South Texas natural gas processing facilities decreased 3 MMcf/d and 5 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our NGL marketing activities decreased $68.9 million quarter-to-quarter primarily due to lower average sales margins (including the impact of hedging activities).  Results from NGL marketing strategies that optimize our transportation, storage, plant and export assets decreased a combined $117.9 million quarter-to-quarter, partially offset by higher earnings from non-cash mark-to-market activities, which accounted for a $49.0 million increase.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2021 increased $135.9 million when compared to the nine months ended September 30, 2020.

Gross operating margin from our NGL marketing activities increased a net $53.0 million period-to-period primarily due to higher average sales margins (including the impact of hedging activities), which accounted for a $70.5 million increase, partially offset by lower sales volumes, which accounted for a $15.6 million decrease.  Results from marketing strategies that optimize our export and storage assets decreased a combined $91.6 million period-to-period, partially offset by higher earnings from the optimization of our transportation and plant assets, which accounted for a $66.9 million increase.  In addition, gross operating margin from our NGL marketing activities attributable to non-cash, mark-to-market earnings increased $77.7 million period-to-period.

Gross operating margin from our Permian Basin natural gas processing facilities increased a net $42.8 million period-to-period primarily due to higher fee-based natural gas processing volumes, which accounted for a $29.5 million increase, and higher average processing margins (including the impact of hedging), which accounted for an additional $20.4 million increase, partially offset by higher operating costs, which accounted for a $6.8 million decrease.  Fee-based natural gas processing volumes and equity NGL production at these facilities increased 255 MMcf/d and 29 MBPD, respectively, period-to-period.

Gross operating margin from our Rockies natural gas processing facilities increased a combined net $33.5 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $34.5 million increase, and lower operating costs, which accounted for an additional $6.3 million increase, partially offset by lower fee-based natural gas processing volumes, which accounted for a $7.9 million decrease.  On a combined basis, fee-based natural gas processing volumes and equity NGL production at these facilities decreased 268 MMcf/d and 9 MBPD, respectively, period-to-period.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased a net $26.5 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $28.9 million increase, and lower operating costs, which accounted for an additional $5.1 million increase, partially offset by lower average processing fees and volumes, which accounted for decreases of $7.7 million and $3.0 million, respectively.  Fee-based natural gas processing volumes decreased 108 MMcf/d period-to-period (net to our interest).

Gross operating margin from our South Texas natural gas processing facilities decreased a net $22.7 million period-to-period primarily due to lower equity NGL production of 7 MBPD, which accounted for a $47.6 million decrease, and lower average processing fees, which accounted for an additional $38.3 million decrease, partially offset by higher average processing margins (including the impact of hedging activities), which accounted for a $67.9 million period-to-period increase.  Fee-based processing volumes at these facilities decreased 88 MMcf/d period-to-period.

NGL pipelines, storage and terminals
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from our NGL pipelines, storage and terminal assets during the third quarter of 2021 decreased $33.3 million when compared to the third quarter of 2020.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines decreased $30.6 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $21.9 million decrease, and lower transportation volumes, which accounted for an additional $7.3 million decrease.  Transportation volumes on these pipelines decreased a combined 10 MBPD quarter-to-quarter (net to our interest).

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $6.3 million quarter-to-quarter primarily due to an increase in loading volumes of 23 MBPD, which accounted for a $4.3 million increase, and lower operating costs, which accounted for an additional $2.1 million increase.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from our NGL pipelines, storage and terminal assets during the nine months ended September 30, 2021 decreased $111.2 million when compared to the nine months ended September 30, 2020.

On a combined basis, gross operating margin from our pipelines that serve Permian Basin and/or Rocky Mountain producers decreased a net $58.9 million period-to-period primarily due to lower transportation volumes of 73 MBPD (net to our interest), which accounted for a $54.3 million decrease, and higher operating costs, which accounted for an additional $23.0 million decrease, partially offset by higher handling fee revenues, which accounted for an $11.6 million increase, and higher average transportation fees, which accounted for an additional $6.8 million increase.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $26.0 million period-to-period primarily due to lower export volumes of 53 MBPD.  Gross operating margin from our related Houston Ship Channel Pipeline decreased $4.9 million period-to-period primarily due to a 54 MBPD decrease in transportation volumes.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $7.6 million period-to-period primarily due to higher loading volumes of 18 MBPD.

Gross operating margin from our Dixie Pipeline and related terminals decreased a combined $16.8 million period-to-period primarily due to higher maintenance and other operating costs, which accounted for a $9.6 million decrease, and lower transportation volumes of 20 MBPD, which accounted for an additional $7.3 million decrease.

Gross operating margin from our Chambers County storage complex decreased a net $10.2 million period-to-period primarily due to lower throughput fee revenues, which accounted for a $12.0 million decrease, and higher operating costs, which accounted for an additional $15.2 million decrease, partially offset by higher storage fee revenues, which accounted for a $17.0 million increase.

Gross operating margin from our South Texas NGL Pipeline System increased $12.1 million period-to-period primarily due to higher pipeline capacity fee revenues earned from an affiliate pipeline.  Transportation volumes on our South Texas NGL Pipeline System decreased 11 MBPD period-to-period.

NGL fractionation
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from NGL fractionation during the third quarter of 2021 increased $21.0 million when compared to the third quarter of 2020.

Gross operating margin from our Chambers County NGL fractionation complex increased a net $23.6 million quarter-to-quarter primarily due to higher fractionation volumes, which accounted for a $35.0 million increase, and higher ancillary service revenues, which accounted for an additional $17.1 million increase, partially offset by higher operating costs, which accounted for a $32.8 million decrease.  NGL fractionation volumes at our Chambers County NGL fractionation complex, which includes the average daily operating rates for newly constructed assets from the time the asset was placed into service, decreased 40 MBPD quarter-to-quarter (net to our interest).  While the average daily operating rate for our Chambers County NGL fractionation complex decreased quarter-to-quarter, total NGL fractionation volumes increased primarily due to a full quarter of contributions from Frac XI, which entered service in September 2020.

Gross operating margin from our Norco NGL fractionator decreased $4.9 million quarter-to-quarter primarily due to higher maintenance costs and lower fractionation volumes as a result of Hurricane Ida.  NGL fractionation volumes at our Norco NGL fractionator decreased 22 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from NGL fractionation during the nine months ended September 30, 2021 increased $144.0 million when compared to the nine months ended September 30, 2020.

Gross operating margin from our Chambers County NGL fractionation complex increased a net $162.2 million period-to-period. This increase was primarily due to higher fractionation volumes, which accounted for a $107.6 million increase, and higher ancillary service revenues, which accounted for an additional $45.6 million increase, partially offset by higher operating costs, which accounted for a $114.0 million decrease.  NGL fractionation volumes at our Chambers County NGL fractionation complex, which includes the average daily operating rates for newly constructed assets from the time the asset was placed into service, decreased 55 MBPD period-to-period (net to our interest).  While the average daily operating rate for our Chambers County NGL fractionation complex decreased period-to-period, total NGL fractionation volumes increased primarily due to a full period of contributions from Frac X and Frac XI, which entered service in late March 2020 and September 2020, respectively.

In addition, gross operating margin at our Chambers County NGL fractionation complex increased due to $63.2 million in margins on the optimization of our power supply arrangements and $40.5 million of payments received in connection with our participation in the Texas Load Resources Demand Response Program (“LaaR”) during the February 2021 winter storms.  The amounts earned from optimization activities were based on the settlement of ERCOT prices, which were finalized by the State of Texas during the second quarter of 2021.  The amounts earned from the LaaR program partially compensate us for higher electricity expenses incurred during the storms and for lost revenues resulting from voluntary outages during the storms.

Gross operating margin from our Norco NGL fractionator decreased $16.7 million period-to-period primarily due to higher maintenance costs and lower fractionation volumes as a result of downtime for major maintenance activities during the second quarter of 2021 and Hurricane Ida during the third quarter of 2021.  NGL fractionation volumes at our Norco NGL fractionator decreased 21 MBPD period-to-period.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$99.8	$82.3	$274.8	$264.7
Other crude oil pipelines, terminals and related marketing results	323.1	399.5	967.2	1,304.4
Total	$422.9	$481.8	$1,242.0	$1,569.1

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,047	1,739	2,009	2,008
Crude oil marine terminal volumes (MBPD)	588	662	642	790

Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2021 decreased $58.9 million when compared to the third quarter of 2020.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $71.5 million quarter-to-quarter primarily due to lower average sales margins (including the impact of hedging activities).  Results from crude oil marketing strategies that optimize our storage and transportation assets decreased $55.3 million and $18.0 million quarter-to-quarter, respectively.

Gross operating margin from crude oil activities at EHT decreased $8.0 million quarter-to-quarter primarily due to lower storage revenues and other fees.  Crude oil terminal volumes at EHT decreased 131 MBPD quarter-to-quarter.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $5.8 million quarter-to-quarter primarily due to lower average transportation fees.  Transportation volumes on our South Texas Crude Oil Pipeline System increased 17 MBPD quarter-to-quarter.  Gross operating margin from our West Texas Pipeline System decreased $4.8 million quarter-to-quarter primarily due to lower average transportation fees.  Transportation volumes on our West Texas Pipeline System increased 96 MBPD quarter-to-quarter.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $17.5 million quarter-to-quarter primarily due to higher transportation volumes of 142 MBPD (net to our interest), which accounted for a $30.5 million increase, partially offset by lower average sales margins from marketing activities, which accounted for a $10.5 million decrease.  The net quarter-to-quarter increase in transportation volumes for this system is generally due to the Midland-to-ECHO 3 pipeline, which was placed into service in October 2020.

Gross operating margin from our equity investment in the Seaway Pipeline increased $9.5 million quarter-to-quarter primarily due to higher transportation volumes.  Transportation volumes on the Seaway Pipeline increased 49 MBPD quarter-to-quarter (net to our interest).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2021 decreased $327.1 million when compared to the nine months ended September 30, 2020.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $273.6 million period-to-period primarily due to lower average sales margins (including the impact of hedging activities).  Results from crude oil marketing strategies that optimize our storage and transportation assets decreased $172.8 million and $46.9 million period-to-period, respectively.  In addition, gross operating margin attributable to non-cash, mark-to-market earnings decreased $28.1 million period-to-period.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $37.8 million period-to-period primarily due to lower transportation volumes of 17 MBPD, which accounted for a $20.9 million decrease, and lower average transportation fees, which accounted for an additional $17.7 million decrease.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline decreased $11.3 million period-to-period primarily due to lower transportation volumes of 52 MBPD (net to our interest).

Gross operating margin from our West Texas Pipeline System decreased $33.1 million period-to-period primarily due to lower average transportation fees.  Transportation volumes on our West Texas Pipeline System increased 20 MBPD period-to-period.

Gross operating margin from crude oil activities at EHT decreased $6.7 million period-to-period primarily due to lower storage revenues and other fees.  Crude oil terminal volumes at EHT decreased 175 MBPD period-to-period.

Gross operating margin from our equity investment in the Seaway Pipeline increased $32.5 million period-to-period primarily due to LaaR payments from power service providers in connection with the February 2021 winter storms.  Transportation volumes on our Seaway Pipeline decreased 61 MBPD period-to-period (net to our interest).

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $10.1 million period-to-period primarily due to higher transportation volumes of 115 MBPD (net to our interest), which accounted for a $45.8 million increase, and lower operating costs, which accounted for an additional $8.5 million increase, partially offset by lower average sales margins from marketing activities, which accounted for a $46.9 million decrease.  As noted previously, the increase in transportation volumes is generally attributable to placing the Midland-to-ECHO 3 pipeline into service during the fourth quarter of 2020.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross operating margin	$223.3	$208.4	$960.5	$701.1

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	14,556	13,131	14,144	13,322

Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2021 increased $14.9 million compared to the third quarter of 2020.

Gross operating margin from our natural gas marketing activities increased $37.5 million quarter-to-quarter primarily due to higher average sales margins, which benefited from higher regional natural gas price spreads in Louisiana and Texas.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $10.1 million quarter-to-quarter primarily due to higher transportation volumes, which accounted for a $5.9 million increase, and higher capacity reservation revenues, which accounted for an additional $4.4 million increase.  On a combined basis, transportation volumes increased 543 BBtus/d.

Gross operating margin from our Texas Intrastate System decreased a net $22.1 million quarter-to-quarter primarily due to lower capacity reservation revenues, which accounted for a $33.5 million decrease, partially offset by higher storage and other fees, which accounted for a $5.3 million increase, and higher transportation volumes of 782 BBtus/d, which accounted for an additional $3.8 million increase. The quarter-to-quarter increase in transportation volumes for this system is primarily due to the addition of new firm and interruptible transportation agreements.

Gross operating margin from our Permian Basin Gathering System decreased a net $8.8 million quarter-to-quarter primarily due to lower condensate sales, which accounted for a $9.5 million decrease, partially offset by higher natural gas gathering volumes of 184 BBtus/d, which accounted for a $2.3 million increase.  The quarter-to-quarter increase in natural gas gathering volumes is attributable to deliveries at our Orla facility.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2021 increased $259.4 million when compared to the nine months ended September 30, 2020.  As noted previously, two major winter storms impacted Texas and the southern U.S. in mid-February 2021.  Given the higher demand for natural gas during the storms, we sold natural gas to assist electricity generators, natural gas utilities and industrial customers in meeting their requirements.  Gross operating margin from our natural gas marketing activities increased $276.3 million period-to-period primarily due to higher average sales margins (including the impact of hedging activities) in connection with these unusual storm events.

Gross operating margin from our Permian Basin Gathering System increased $36.9 million period-to-period primarily due to higher condensate sales, which accounted for a $29.5 million increase, and higher natural gas gathering volumes of 359 BBtus/d, which accounted for an additional $8.9 million increase.  The period-to-period increase in gathering volumes is attributable to deliveries at our Mentone and Orla facilities.

Gross operating margin from our Texas Intrastate System decreased a net $41.3 million period-to-period primarily due to lower capacity reservation revenues, which accounted for an $85.3 million decrease, partially offset by higher storage and other fees, which accounted for a $23.7 million increase, and higher transportation volumes of 596 BBtus/d, which accounted for an additional $14.5 million increase.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Segment gross operating margin:
Propylene production and related activities	$259.7	$133.1	$609.5	$302.2
Butane isomerization and related operations	27.8	18.7	53.1	44.9
Octane enhancement and related plant operations	45.2	40.0	78.8	145.7
Refined products pipelines and related activities	57.9	101.5	229.8	242.9
Ethylene exports and other services	20.7	21.7	47.9	49.3
Total	$411.3	$315.0	$1,019.1	$785.0

Selected volumetric data:
Propylene production volumes (MBPD)	96	83	98	84
Butane isomerization volumes (MBPD)	108	102	85	92
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	153	120	155	119
Octane enhancement and related plant sales volumes (MBPD) (1)	39	35	33	34
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	782	844	889	780
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	264	226	243	249

(1)	Reflects aggregate sales volumes for our octane additive and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from propylene production and related activities for the third quarter of 2021 increased $126.6 million when compared to the third quarter of 2020.  Gross operating margin from our Chambers County propylene production facilities increased a combined $128.8 million quarter-to-quarter primarily due to higher average sales margins.  Propylene and associated by-product production volumes at these facilities increased a combined 12 MBPD quarter-to-quarter (net to our interest).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from propylene production and related activities for the nine months ended September 30, 2021 increased $307.3 million when compared to the nine months ended September 30, 2020.  Gross operating margin from our Chambers County propylene production facilities increased a combined $301.5 million period-to-period primarily due to higher average sales margins, which accounted for a $194.4 million increase, and higher propylene fractionation fees, which accounted for an additional $103.0 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 12 MBPD period-to-period (net to our interest).

Butane isomerization and related operations
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from butane isomerization and related operations increased $9.1 million quarter-to-quarter primarily due to higher by-product sales.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from butane isomerization and related operations increased $8.2 million period-to-period primarily due to higher by-product sales, which accounted for a $17.3 million increase, partially offset by higher operating costs, which accounted for a $10.5 million decrease.

Octane enhancement and related plant operations
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from our octane enhancement and related plant operations increased $5.2 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $9.3 million increase, partially offset by higher operating costs, which accounted for a $5.7 million decrease.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from our octane enhancement and related plant operations decreased $66.9 million period-to-period primarily due to lower average sales margins (including the impact of hedging activities), which accounted for a $41.3 million decrease, lower sales volumes, which accounted for an $8.2 million decrease, and higher operating costs, which accounted for an additional $17.9 million decrease.  Production volumes at these facilities for 2021 were lower when compared to 2020 primarily due to planned major maintenance activities, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from refined products pipelines and related activities for the third quarter of 2021 decreased $43.6 million when compared to the third quarter of 2020.  Gross operating margin from our refined products marketing activities decreased $43.1 million quarter-to-quarter primarily due to lower average sales margins (including the impact of hedging activities).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from refined products pipelines and related activities for the nine months ended September 30, 2021 decreased $13.1 million when compared to the nine months ended September 30, 2020.

Gross operating margin from our refined products marketing activities decreased a net $27.1 million period-to-period primarily due to lower average sales margins (including the impact of hedging activities), which accounted for a $44.3 million decrease, partially offset by higher sales volumes, which accounted for a $17.6 million increase.

Gross operating margin at our TE Products Pipeline System increased $11.1 million period-to-period primarily due to higher aggregate transportation volumes and related fees.  Overall, transportation volumes on our TE Products Pipeline System increased a net 82 MBPD period-to-period.

Ethylene exports and other services
Third Quarter of 2021 Compared to Third Quarter of 2020.  Gross operating margin from ethylene exports and other services during the third quarter of 2021 decreased $1.0 million when compared to the third quarter of 2020.  Gross operating margin from marine transportation decreased $5.5 million quarter-to-quarter primarily due to higher operating costs.  Gross operating margin from our ethylene export terminal and related operations increased $4.4 million quarter-to-quarter primarily due to higher storage revenues and other fees.  Loading volumes at our ethylene terminal decreased 3 MBPD (net to our interest).

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.  Gross operating margin from ethylene exports and other services during the nine months ended September 30, 2021 decreased $1.4 million when compared to the nine months ended September 30, 2020.  Gross operating margin from marine transportation decreased $24.2 million period-to-period primarily due to lower average fees and lower fleet utilization rates.  Gross operating margin from our ethylene export terminal and its related operations increased $22.7 million period-to-period primarily due to higher loading volumes of 3 MBPD (net to our interest).

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At September 30, 2021, we had $6.7 billion of consolidated liquidity, which was comprised of $4.5 billion of available borrowing capacity under EPO’s revolving credit facilities and $2.2 billion of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for Third Quarter of 2021

On October 12, 2021, we announced that the Board declared a quarterly cash distribution of $0.45 per common unit, or $1.80 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2021.  The quarterly distribution is payable on November 12, 2021 to unitholders of record as of the close of business on October 29, 2021.  The total amount to be paid is $989.7 million, which includes $7.8 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  In light of current economic conditions, management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At September 30, 2021, the average maturity of EPO’s consolidated debt obligations was approximately 20.9 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2021 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Senior Notes	$27,175.0	$–	$1,400.0	$1,250.0	$850.0	$1,150.0	$22,525.0
Junior Subordinated Notes	2,646.4	–	–	–	–	–	2,646.4
Total	$29,821.4	$–	$1,400.0	$1,250.0	$850.0	$1,150.0	$25,171.4

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

In September 2021, EPO entered into a new 364-Day Revolving Credit Agreement (the “September 2021 364-Day Revolving Credit Agreement”) that replaced its September 2020 364-Day Revolving Credit Agreement.  The September 2021 364-Day Revolving Credit Agreement matures in September 2022.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of September 30, 2021, there are no principal amounts outstanding under this new revolving credit agreement.

In September 2021, EPO entered into a new revolving credit agreement that matures in September 2026 (the “September 2021 Multi-Year Revolving Credit Agreement”). The September 2021 Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2024.  EPO’s borrowing capacity decreased from $3.5 billion under the prior multi-year revolving credit agreement to $3.0 billion (which may be increased by up to $500.0 million to $3.5 billion at EPO’s election, provided certain conditions are met) under the September 2021 Multi-Year Revolving Credit agreement.  As of September 30, 2021, there are no principal amounts outstanding under this new revolving credit agreement.

In September 2021, EPO issued $1.0 billion in principal amount of senior notes due February 2053 (“Senior Notes EEE”).  Senior Notes EEE were issued at 99.170% of their principal amount and have a fixed rate of interest of 3.30% per year.  Net proceeds from the issuance of these senior notes will be used for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of a portion of our $750.0 million in principal amount of 3.50% Senior Notes VV and/or a portion of our $650.0 million in principal amount of 4.05% Senior Notes CC, in each case at their maturity in February 2022).

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of November 8, 2021, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased an aggregate 3,367,377 and 4,077,193 common units through open market purchases during the three and nine months ended September 30, 2021, respectively.  The total cost of these repurchases, including commissions and fees, was $74.9 million and $88.8 million, respectively. As of September 30, 2021, the remaining available capacity under the 2019 Buyback Program was $1.64 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Nine Months Ended September 30,
	2021	2020
Net cash flows provided by operating activities	$6,387.3	$4,291.6
Cash used in investing activities	1,721.5	2,564.2
Cash used in financing activities	3,465.8	1,006.3

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

The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the nine months ended September 30, 2021 increased $2.1 billion when compared to the nine months ended September 30, 2020 primarily due to:

•	a $1.02 billion period-to-period increase primarily due to the timing of cash receipts and payments related to operations;

•	a $715.9 million period-to-period increase attributable to the return of working capital employed in our marketing activities primarily related to storage optimization strategies;

•
a $288.1 million period-to-period increase resulting from higher partnership earnings (determined by adjusting our $170.9 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); and

•	a $68.5 million period-to-period increase in cash distributions received on earnings from unconsolidated affiliates primarily attributable to our investments in crude oil pipelines.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2021 decreased $842.7 million when compared to the nine months ended September 30, 2020 primarily due to an $865.9 million period-to-period decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the nine months ended September 30, 2021 increased $2.46 billion when compared to the nine months ended September 30, 2020.  The period-to-period increase was primarily due to a net cash outflow of $273.2 million related to debt during the nine months ended September 30, 2021 compared to a net cash inflow of $2.19 billion during the nine months ended September 30, 2020.  During the nine months ended September 30, 2021, we repaid $1.33 billion aggregate principal amount of senior notes, partially offset by the issuance of $1.0 billion principal amount of senior notes.  During the nine months ended September 30, 2020, we issued $4.25 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.5 billion aggregate principal amount of senior notes.  In addition, net repayments of short term notes under EPO’s commercial paper program were $481.8 million during the nine months ended September 30, 2020.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Net income attributable to common unitholders (GAAP) (1)	$1,153.0		$1,052.6		$3,605.7		$3,437.4
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	534.9		513.4		1,593.7		1,545.1
Cash distributions received from unconsolidated affiliates (2)	147.8		146.7		447.1		462.3
Equity in income of unconsolidated affiliates	(137.6)		(82.0)		(447.2)		(336.1)
Asset impairment charges	29.4		77.0		112.9		90.4
Change in fair market value of derivative instruments	(47.5)		37.7		(86.3)		(53.7)
Change in fair value of Liquidity Option	–		–		–		2.3
Deferred income tax expense (benefit)	9.0		(18.3)		33.1		(149.0)
Sustaining capital expenditures (3)	(70.3)		(83.1)		(330.9)		(226.0)
Other, net (4)	(13.3)		(1.3)		(112.4)		30.1
Operational DCF (5)	$1,605.4		$1,642.7		$4,815.7		$4,802.8
Proceeds from asset sales	7.8		4.3		58.1		8.4
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		–		75.2		(33.3)
DCF (non-GAAP)	$1,613.2		$1,647.0		$4,949.0		$4,777.9

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$989.7		$978.5		$2,972.6		$2,938.1

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$0.4500		$0.4450		$1.3500		$1.3350

Total DCF retained by the Partnership with respect to period (7)	$623.5		$668.5		$1,976.4		$1,839.8

Distribution coverage ratio (8)	1.6	x	1.7	x	1.7	x	1.6	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	The nine months ended September 30, 2021 includes $100 million of trade accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash flows provided by operating activities (GAAP)	$2,370.3	$1,097.8	$6,387.3	$4,291.6
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(647.9)	603.0	(1,047.1)	692.0
Sustaining capital expenditures	(70.3)	(83.1)	(330.9)	(226.0)
Distributions received from unconsolidated affiliates attributable to the return of capital	4.3	66.9	41.2	124.9
Proceeds from asset sales	7.8	4.3	58.1	8.4
Net income attributable to noncontrolling interests	(28.3)	(31.4)	(82.3)	(82.4)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	–	75.2	(33.3)
Other, net	(22.7)	(10.5)	(152.5)	2.7
DCF (non-GAAP)	$1,613.2	$1,647.0	$4,949.0	$4,777.9

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

FCF fluctuates quarter-to-quarter based on a number of factors including earnings, the level of investing activities, the timing of operating cash receipts and payments, and contributions from noncontrolling interests.  The following table summarizes our calculation of FCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash flows provided by operating activities (GAAP)	$2,370.3	$1,097.8	$6,387.3	$4,291.6
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(492.8)	(633.7)	(1,721.5)	(2,564.2)
Cash contributions from noncontrolling interests	4.9	1.5	23.0	21.2
Cash distributions paid to noncontrolling interests	(43.7)	(36.0)	(115.1)	(97.8)
FCF (non-GAAP)	$1,838.7	$429.6	$4,573.7	$1,650.8

The elements used in calculating FCF are sourced directly from our Unaudited Condensed Statements of Consolidated Cash Flows presented under Part I, Item 1 of this quarterly report.  For a discussion of significant quarter-to-quarter changes in our cash flow statement amounts, see “Cash Flow Statement Highlights” within this Part I, Item 2.

Capital Investments

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2021	2020
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,473.6	$2,440.2
Sustaining capital projects (3)	332.1	231.4
Total	$1,805.7	$2,671.6

Investments in unconsolidated affiliates	$1.3	$9.9

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

As of September 30, 2021, we have $2.9 billion of growth capital projects scheduled to be placed into service by the end of 2023.  This includes a natural gasoline hydrotreater facility at our Chambers County complex, which was placed into service in October 2021, the Gillis Lateral natural gas pipeline and its related infrastructure in the fourth quarter of 2021 and our PDH 2 facility in the second quarter of 2023.

Based on information currently available, we expect our total capital investments for 2021, net of expected contributions from noncontrolling interests, to approximate $2.2 billion for sanctioned projects, which reflects growth capital investments of      $1.7 billion and sustaining capital expenditures of $440 million.  In addition, we currently expect our growth capital investments in 2022 for sanctioned projects to approximate $800 million; however, growth capital expenditures for 2022 could ultimately be in the range of $1.0 billion to $1.5 billion considering projects currently under development. These amounts do not include capital investments associated with our proposed deepwater offshore crude oil terminal (the Sea Port Oil Terminal, or SPOT), which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT as early as mid-2022; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

Our forecast of capital investments is dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices.  Furthermore, our forecast of capital investments may change due to decisions made by management at a later date, which may include unforeseen acquisition opportunities.  Our success in raising capital, including partnering with other companies to share project costs and risks, continues to be a significant factor in determining how much capital we can invest.  We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we expect to make the forecast capital investments noted above, we may adjust the timing and amounts of projected expenditures in response to changes in capital market conditions.

Comparison of Nine Months Ended September 30, 2021 with Nine Months Ended September 30, 2020

In total, investments in growth capital projects decreased $966.6 million period-to-period primarily due to the following:

•
completion of projects associated with crude oil pipelines (e.g., expansion projects involving the Midland-to-ECHO System and related crude oil-related infrastructure supporting Permian Basin producers), which accounted for a combined $361.3 million decrease;

•	completion of projects at our Chambers County complex (e.g., the completion of Frac X and Frac XI), which accounted for a $316.7 million decrease;

•	lower investments in Permian Basin natural gas processing facilities and related infrastructure, which accounted for a $68.7 million decrease; and

•	lower investments in projects related to our ethylene business, which accounted for a $52.6 million decrease.

Investments attributable to sustaining capital projects increased $100.7 million period-to-period primarily due to the cost of major maintenance activities performed during the nine months ended September 30, 2021 at certain of our reaction-based plants (PDH 1, octane enhancement and high purity isobutylene facilities).  These costs accounted for $97.0 million of the period-to-period increase in sustaining capital investments. For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project. We adopted the deferral method for our reaction-based plants in November 2020.  Historically, the costs of major maintenance activities attributable to our reaction-based facilities, principally our octane enhancement assets, were not material to our consolidated financial statements.

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

Other Items

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At September 30, 2021, the total amount of Guaranteed Debt was $30.03 billion, which was comprised of $27.17 billion of EPO’s senior notes, $2.63 billion of EPO’s junior subordinated notes and $225.1 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $45.62 billion at September 30, 2021. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the nine months ended September 30, 2021 was $3.15 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	September 30, 2021	December 31, 2020
Current receivables from Non-Obligor Subsidiaries	$691.1	$775.4
Other current assets	8,233.5	5,805.7
Long-term receivables from Non-Obligor Subsidiaries	187.3	187.3
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $45.62 billion at September 30, 2021 and $45.98 billion at December 31, 2020	8,678.3	8,198.5

Selected liability information:
Current portion of Guaranteed Debt, including interest of $225.1 million at September 30, 2021 and $455.6 million at December 31, 2020	$1,624.4	$1,780.6
Current payables to Non-Obligor Subsidiaries	1,403.3	1,129.0
Other current liabilities	5,928.9	3,858.6
Noncurrent portion of Guaranteed Debt, principal only	28,406.8	28,806.8
Noncurrent payables to Non-Obligor Subsidiaries	27.0	27.0
Other noncurrent liabilities	61.9	42.9

Mezzanine equity of Obligor Group:
Preferred units	$49.3	$49.3

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30, 2021	For the Twelve Months Ended December 31, 2020
Revenues from Non-Obligor Subsidiaries	$10,939.8	$2,602.4
Revenues from other sources	10,303.6	15,361.4
Operating income of Obligor Group	1,461.6	1,069.7
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $3.15 billion for the nine months ended September 30, 2021 and $3.54 billion for the twelve months ended December 31, 2020	457.6	(157.0)

Contractual Obligations

We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date. Our product purchase commitments increased from $14.8 billion at December 31, 2020 to $22.1 billion at September 30, 2021 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

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

At September 30, 2021, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	September 30, 2021	October 15, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$3.7	$(3.1)	$0.2
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	2.6	(4.8)	(1.1)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	4.9	(1.4)	1.6

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	September 30, 2021	October 15, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(388.2)	$(399.8)	$(371.8)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(521.0)	(413.6)	(381.2)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(255.4)	(386.1)	(362.3)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	September 30, 2021	October 15, 2021
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(184.3)	$(71.0)	$(127.6)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(266.5)	(136.6)	(200.9)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(102.1)	(5.5)	(54.3)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On occasion, we are assessed monetary penalties by governmental authorities related to administrative or judicial proceedings involving environmental matters.  In July 2021, we received a civil penalty demand from the U.S. Department of Justice and the State of Colorado regarding alleged violations of hydrocarbon leak detection and repair regulations applicable to our Meeker gas processing plant in Colorado.  The eventual resolution of this matter may result in monetary sanctions in excess of $0.3 million; however, we do not expect such expenditures to be material to our consolidated financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuance of Unregistered Securities

Holders of our Series A Cumulative Convertible Preferred Units are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. We may satisfy our obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in-kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in our partnership agreement.

The Partnership made quarterly PIK distributions to preferred unitholders in the first, second and third quarters of 2021 of an aggregate 15,931, 15,940 and 16,229 preferred units, respectively.  With the exception of 274 preferred units distributed in the first quarter of 2021 to a privately held EPCO affiliate, all of the PIK distributions made during the nine months ended September 30, 2021 were to OTA. The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuances of the preferred units as PIK distributions during the three and nine months ended September 30, 2021 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the third quarter of 2021.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the third quarter of 2021:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2021	–	$–	–	$1,718,911
August 2021	2,633,836	$22.29	2,633,836	$1,660,191
September 2021	733,541	$21.90	733,541	$1,644,128
Vesting of phantom unit awards:
July 2021	–	$–	n/a	n/a
August 2021 (2)	41,555	$22.37	n/a	n/a
September 2021	–	$–	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 157,220 phantom unit awards that vested in August 2021 and converted to common units, 41,555 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

4.30
Thirty-Sixth Supplemental Indenture, dated as of September 15, 2021, among Enterprise Products Operating LLC, as Issuer, Enterprise Products Partners L.P., as Parent Guarantor, Wells Fargo Bank, National Association, as Original Trustee, and U.S. Bank National Association, as Series Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 15, 2021).

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

4.52
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

4.72
Form of Global Note representing $1,000.0 million principal amount of 3.300% Senior Notes due 2053 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed September 15, 2021).

4.73
Replacement Capital Covenant, dated October 27, 2009, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.9 to Form 8-K filed October 28, 2009).

4.74
Amendment to Replacement Capital Covenants, dated May 6, 2015, executed by Enterprise Products Operating LLC and Enterprise Products Partners L.P. in favor of the covered debtholders described therein (incorporated by reference to Exhibit 4.59 to Form 10-Q filed May 8, 2015).

4.75
Indenture, dated February 20, 2002, by and among TEPPCO Partners, L.P., as Issuer, TE Products Pipeline Company, Limited Partnership, TCTM, L.P., TEPPCO Midstream Companies, L.P. and Jonah Gas Gathering Company, as Subsidiary Guarantors, and First Union National Bank, NA, as Trustee (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by TEPPCO Partners, L.P. on February 20, 2002).

4.76
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

4.77
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

4.87
Equity Distribution Agreement, dated June 24, 2020, by and among Enterprise Products Partners L.P., Enterprise Products OLPGP, Inc., Enterprise Products Operating LLC, Skyline North Americas, Inc. and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed June 25, 2020).

4.88	Specimen Unit Certificate for the Series A Cumulative Convertible Preferred Units, (incorporated by reference to Exhibit B to Exhibit 3.1 to Form 8-K filed October 1, 2020).

4.89
Registration Rights Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 4.2 to Form 8-K filed October 1, 2020).

10.1
364-Day Revolving Credit Agreement, dated as of September 7, 2021, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Truist Bank, as Co-Syndication Agents, and Barclays Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, Houston Branch, and The Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 7, 2021).

10.2
Guaranty Agreement, dated as of September 7, 2021, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 7, 2021).

10.3
Revolving Credit Agreement, dated as of September 7, 2021, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Citibank, N.A., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd. and Truist Bank, as Co-Syndication Agents, and Barclays Bank PLC, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, Houston Branch, and The Toronto-Dominion Bank, New York Branch, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 7, 2021).

10.4
Guaranty Agreement, dated as of September 7, 2021, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed September 7, 2021).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at September 30, 2021.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2021.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2021.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2021.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2021.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2021.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner