Form 10-K
period 2021-12-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2022-02-28
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

The aggregate market value of our common units held by non-affiliates at June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $35.79 billion based on a closing price on that date of $24.13 per common unit on the New York Stock Exchange Composite ticker tape.  There were 2,176,379,587 common units outstanding at January 31, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2021 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

References to the “Partnership” or “Enterprise” mean Enterprise Products Partners L.P. on a standalone basis.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at December 31, 2021.  In March 2021, a privately held affiliate of EPCO sold its entire ownership interest in the Partnership’s Series A Cumulative Convertible Preferred Units (“preferred units”) to third parties.

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

•	petrochemical and refined products transportation, storage, and marine terminals (including those used to export ethylene and polymer grade propylene (“PGP”)); and

•	a marine transportation business that operates on key U.S. inland and intracoastal waterway systems.

Our business strategy seeks to manage these operations to:

•	capitalize on expected trends and opportunities in all energy supply and demand cycles to provide value added services to our customers;

•
maintain a diversified portfolio of midstream energy assets and expand this asset base through growth capital projects and accretive acquisitions of complementary assets that enhance our overall value chain; and

•	share capital costs and risks through business ventures or alliances with strategic partners, including those that provide incremental volumes on our systems.

Our financial position, results of operations and cash flows are contingent on the supply of, and demand for the energy commodities we handle across our integrated midstream energy asset network.  See “Current Outlook” included under Part II, Item 7 of this annual report for management’s views on key midstream energy supply and demand fundamentals in 2022.

Business Segments

The following sections provide an overview of our business segments, including information regarding principal products produced and/or services rendered and properties owned.  Our operations are reported under four business segments:  NGL Pipelines & Services, Crude Oil Pipelines & Services, Natural Gas Pipelines & Services and Petrochemical & Refined Products Services.

Each of our business segments benefits from the supporting role of our marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of segment gross operating margin for us.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

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

Natural gas processing and related NGL marketing activities
At the core of our natural gas processing business are 19 processing facilities located in Colorado, Louisiana, Mississippi, New Mexico, Texas and Wyoming.

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

The following table presents selected information regarding our natural gas processing facilities at February 1, 2022:

					Total Gas
				Net Gas	Processing
		Production		Processing	Capacity
		Region	Ownership	Capacity	of Plant
Facility Name	Location	Served	Interest	(MMcf/d) (1)	(MMcf/d)
Meeker	Colorado	Piceance	100.0%	1,800	1,800
Yoakum	Texas	Eagle Ford	100.0%	1,050	1,050
Orla	Texas	Delaware	100.0%	900	900
Pioneer	Wyoming	Green River	100.0%	800	800
Pascagoula	Mississippi	Gulf of Mexico	75.0% (2)	750	1,000
Chaco	New Mexico	San Juan	100.0%	600	600
Sea Robin	Louisiana	Gulf of Mexico	71.0% (3)	462	650
Neptune	Louisiana	Gulf of Mexico	66.0% (3)	429	650
Thompsonville	Texas	Eagle Ford	100.0%	330	330
Carthage (4)	Texas	Cotton Valley	100.0%	320	320
Mentone	Texas	Delaware	100.0%	300	300
Shoup	Texas	Eagle Ford	100.0%	280	280
San Martin	Texas	Eagle Ford	100.0%	200	200
South Eddy	New Mexico	Delaware	100.0%	200	200
Waha	Texas	Delaware	100.0%	150	150
Sonora	Texas	Strawn	100.0%	120	120
Venice	Louisiana	Gulf of Mexico	13.1% (5)	98	750
Indian Springs	Texas	Wilcox-Woodbine	75.0% (3)	90	120
Chaparral	New Mexico	Delaware	100.0%	45	45
Total				8,924	10,265

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

We operate all of our natural gas processing facilities except for the Venice plant.  On a weighted-average basis, utilization rates for our natural gas processing facilities were approximately 58.1%, 57.6% and 57.4% during the years ended December 31, 2021, 2020 and 2019, respectively.

Our NGL marketing activities utilize a fleet of approximately 635 railcars, the majority of which are leased from third parties.  These railcars are used to deliver feedstocks to our facilities and to distribute NGLs throughout the U.S. and parts of Canada.  We have rail loading and unloading capabilities at certain of our terminal facilities in Arizona, Kansas, Louisiana, Minnesota, Mississippi, New York, North Carolina and Texas. These facilities service both our rail shipments and those of our customers. Our NGL marketing activities also utilize a fleet of approximately 135 tractor-trailer tank trucks that are used to transport LPG for us and on behalf of third parties.  We own and operate the majority of these trucks and trailers.

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

The results of operations from our NGL pipelines are primarily dependent upon the volume of NGLs transported (or capacity reserved) and the associated fees we charge for such transportation services. Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the Federal Energy Regulatory Commission (“FERC”), or contractual arrangements.  See “Regulatory Matters” within this Part I, Items 1 and 2 for information regarding governmental regulation of our liquids pipelines.

The following table presents selected information regarding our NGL pipelines at February 1, 2022:

			Pipeline
		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Mid-America Pipeline System (1)	Midwest and Western U.S.	100.0%	7,862
South Texas NGL Pipeline System	Texas	100.0%	2,016
Dixie Pipeline (1)	South and Southeastern U.S.	100.0%	1,307
ATEX (1)	Texas to Midwest and Northeast U.S.	100.0%	1,229
Chaparral NGL System (1)	Texas, New Mexico	100.0%	1,085
Louisiana Pipeline System (1)	Louisiana	100.0%	877
Seminole NGL Pipeline (1)	Texas	100.0%	869
Shin Oak NGL Pipeline	Texas	67.0% (3)	669
Texas Express Pipeline (1)	Texas	35.0% (4)	594
Skelly-Belvieu Pipeline (1)	Texas, Oklahoma	50.0% (5)	572
Front Range Pipeline (1)	Colorado, Oklahoma, Texas	33.3% (6)	451
Houston Ship Channel Pipeline System	Texas	100.0%	306
Aegis Ethane Pipeline (1)	Texas, Louisiana	100.0%	299
Panola Pipeline (1)	Texas	55.0% (7)	253
Rio Grande Pipeline (1)	Texas	100.0%	249
Lou-Tex NGL Pipeline (1)	Texas, Louisiana	100.0%	206
Promix NGL Gathering System	Louisiana	50.0% (8)	194
Tri-States NGL Pipeline (1)	Alabama, Mississippi, Louisiana	83.3% (9)	168
Texas Express Gathering System	Texas	45.0% (10)	138
Others (eight systems) (2)	Various	Various (11)	459
Total			19,803

(1)	Interstate transportation services provided by these liquids pipelines, in whole or part, are regulated by federal governmental agencies.
(2)
Includes our Belle Rose and Wilprise pipelines located in the coastal regions of Louisiana; two pipelines located near Port Arthur in southeast Texas; our San Jacinto pipeline located in East Texas; our Permian NGL lateral pipelines located in New Mexico; Leveret pipeline in West Texas and New Mexico; and a pipeline in Colorado associated with our Meeker facility.  Transportation services provided by the Wilprise and Leveret pipelines are regulated by federal governmental agencies.

(3)	We own a 67% consolidated interest in the Shin Oak NGL Pipeline through our majority owned subsidiary, Breviloba, LLC.
(4)	Our 35% ownership interest in the Texas Express Pipeline is held indirectly through our equity method investment in Texas Express Pipeline LLC.
(5)	Our 50% ownership interest in the Skelly-Belvieu Pipeline is held indirectly through our equity method investment in Skelly-Belvieu Pipeline Company, L.L.C.
(6)	Our 33.3% ownership interest in the Front Range Pipeline is held indirectly through our equity method investment in Front Range Pipeline LLC.
(7)	We own a 55% consolidated interest in the Panola Pipeline through our majority owned subsidiary, Panola Pipeline Company, LLC.
(8)	Our 50% ownership interest in the Promix NGL Gathering System is held indirectly through our equity method investment in K/D/S Promix, L.L.C.
(9)	We own an 83.3% consolidated interest in the Tri-States NGL Pipeline through our majority owned subsidiary, Tri-States NGL Pipeline, L.L.C.
(10)	Our 45% ownership interest in the Texas Express Gathering System is held indirectly through our equity method investment in Texas Express Gathering LLC.
(11)
We own a 74.7% consolidated interest in the 30-mile Wilprise pipeline through our majority owned subsidiary, Wilprise Pipeline Company, L.L.C.  We proportionately consolidate our 50% undivided interest in a 45-mile segment of the Port Arthur pipelines.  The remainder of these NGL pipelines are wholly owned.

The maximum number of barrels per day that our NGL pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each injection and delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our NGL pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 3,412 MBPD, 3,589 MBPD and 3,615 MBPD during the years ended December 31, 2021, 2020 and 2019, respectively.

We operate our NGL pipelines with the exception of the Texas Express Gathering System. The following information describes our principal NGL pipelines:

•
The Mid-America Pipeline System is an NGL pipeline system consisting of the 3,119-mile Rocky Mountain pipeline, the 2,023-mile Conway North pipeline, the 632-mile Ethane-Propane (“EP”) Mix pipeline, and the 2,088-mile Conway South pipeline. The Rocky Mountain pipeline transports mixed NGLs from production fields located in the Rocky Mountain Overthrust and San Juan Basin to the Hobbs NGL hub located on the Texas-New Mexico border. The Conway North segment links the NGL hub at Conway, Kansas to refineries, petrochemical plants and propane markets in the upper Midwest. NGL hubs provide buyers and sellers with a centralized location for the storage and pricing of products, while also providing connections to intrastate and/or interstate pipelines. The EP Mix segment transports EP mix from the Conway hub to petrochemical plants in Iowa and Illinois. The Conway South pipeline connects the Conway hub with Kansas refineries and provides bi-directional transportation of NGLs between the Conway and Hobbs hubs.  At the Hobbs NGL hub, the Mid-America Pipeline System interconnects with our Seminole NGL Pipeline and Hobbs NGL fractionation and storage facility. The Mid-America Pipeline System is also connected to 18 non-regulated NGL terminals that we own and operate.

•
The South Texas NGL Pipeline System is a network of NGL gathering and transportation pipelines located in South Texas that gather and transport mixed NGLs from natural gas processing facilities (owned by either us or third parties) to our NGL fractionators located in South Texas and in Chambers County, Texas. In addition, this system transports purity NGL products from our South Texas NGL fractionators to refineries and petrochemical plants located between Corpus Christi, Texas and Houston, Texas and within the Texas City-Houston area, as well as to interconnects with other NGL pipelines and to our Chambers County storage complex.  The South Texas NGL Pipeline System extends our ethane header system from Chambers County, Texas to Corpus Christi, Texas.

•
The Dixie Pipeline transports propane and other NGLs from locations in southeast Texas, south Louisiana and Mississippi to markets in the southeastern U.S.  The Dixie Pipeline operates in seven states:  Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Texas, and is connected to eight non-regulated propane terminals that we own and operate.

•
The Appalachia-to-Texas Express, or ATEX, pipeline transports ethane in southbound service from third-party owned NGL fractionation plants located in Ohio, Pennsylvania and West Virginia to our Chambers County storage complex.  Ethane originating at these fractionation facilities is sourced from the Marcellus and Utica Shale production areas. ATEX operates in nine states: Arkansas, Illinois, Indiana, Louisiana, Missouri, Ohio, Pennsylvania, Texas and West Virginia.

•
The Chaparral NGL System transports mixed NGLs from natural gas processing facilities located in West Texas and New Mexico to Chambers County, Texas.  This system consists of the 906-mile Chaparral pipeline and the 179-mile Quanah pipeline. Interstate and intrastate transportation services provided by the Chaparral pipeline are regulated; however, transportation services provided by the Quanah pipeline are not.

•
The Louisiana Pipeline System is a network of NGL pipelines that transport NGLs originating in Louisiana and Texas to refineries and petrochemical plants located along the Mississippi River corridor in southern Louisiana.  This system also provides transportation services for our natural gas processing facilities, NGL fractionators and other assets located in Louisiana.

•
The Seminole NGL Pipeline transports NGLs from the Hobbs hub and the Permian Basin to markets in southeast Texas, including our Chambers County NGL fractionation complex.  NGLs originating on the Mid-America Pipeline System are a significant source of throughput for the Seminole NGL Pipeline.

•	The Shin Oak NGL Pipeline transports NGL production from Orla, Texas in the Permian Basin to our Chambers County NGL fractionation and storage complex.

•
The Texas Express Pipeline extends from Skellytown, Texas to our Chambers County NGL fractionation and storage complex.  Mixed NGLs from production fields located in the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown.  In addition, the Texas Express Pipeline transports mixed NGLs gathered by the Texas Express Gathering System.  Also, mixed NGLs originating from the Denver-Julesburg (“DJ”) Basin in Colorado are transported to the Texas Express Pipeline using the Front Range Pipeline.

•
The Skelly-Belvieu Pipeline transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.  The Skelly-Belvieu Pipeline receives a significant quantity of NGLs through an interconnect with our Mid-America Pipeline System at Skellytown.

•
The Front Range Pipeline transports mixed NGLs from natural gas processing facilities located in the DJ Basin in Colorado to an interconnect with our Texas Express Pipeline, Mid-America Pipeline System and other third-party facilities located at Skellytown, Texas.

•
The Houston Ship Channel Pipeline System connects our Chambers County, Texas assets to our marine terminals on the Houston Ship Channel and to area petrochemical plants, refineries and other pipelines.

•
The Aegis Ethane Pipeline (“Aegis”) delivers purity ethane to petrochemical facilities located along the southeast Texas and Louisiana Gulf Coast.  Aegis, when combined with a portion of our South Texas NGL Pipeline System, forms an ethane header system stretching from Corpus Christi, Texas to the Mississippi River in Louisiana.

•
The Panola Pipeline transports mixed NGLs from injection points near Carthage, Texas to Chambers County, Texas and supports the Haynesville and Cotton Valley crude oil and natural gas production areas.

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

The following table presents selected information regarding our NGL fractionation facilities at February 1, 2022:

			Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD) (1)	(MBPD)
NGL fractionation facilities:
Chambers County:
Fracs I, II and III	Texas	75.0% (2)	189	245
Fracs IV, V, VI ,IX, X and XI	Texas	100.0%	645	645
Fracs VII and VIII	Texas	75.0% (3)	128	170
Total Chambers County			962	1,060
Shoup and Armstrong	Texas	100.0%	93	93
Hobbs	Texas	100.0%	75	75
Norco	Louisiana	100.0%	75	75
Promix	Louisiana	50.0% (4)	73	145
Tebone	Louisiana	100.0%	30	30
Baton Rouge	Louisiana	32.2% (5)	19	60
Total			1,327	1,538

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

On a weighted-average basis, the overall utilization rates for our NGL fractionators (based on nameplate capacities) were 93.8%, 101.6% and 97.8% during the years ended December 31, 2021, 2020 and 2019, respectively.

The following information describes our principal NGL fractionators, all of which we operate:

•
We own and operate NGL fractionators located in Chambers County, Texas.  These fractionators process mixed NGLs from several major NGL supply basins in North America, including the Permian Basin, Rocky Mountains, Eagle Ford Shale, Mid-Continent and San Juan Basin.  Our Chambers County NGL fractionators are connected to our network of NGL supply and distribution pipelines, approximately 130 MMBbls of underground salt dome storage capacity, along with access to international markets through our marine terminals located on the Houston Ship Channel.

In 2020, we completed and placed into service two new fractionators at our Chambers County NGL fractionation complex:  Frac X (March 2020) and Frac XI (September 2020). Completion of these two fractionators increased our total Chambers County NGL fractionation capacity to approximately 1.1 MMBPD.

•
The Shoup and Armstrong NGL fractionators in South Texas process mixed NGLs supplied by regional natural gas processing facilities.  Purity NGL products from these fractionators are transported to local markets in the Corpus Christi area and also to Chambers County, Texas using our South Texas NGL Pipeline System.

•
The Hobbs NGL fractionator serves NGL producers in West Texas, New Mexico, Colorado and Wyoming. This fractionator receives mixed NGLs from several major supply basins, including the Mid-Continent, Permian Basin, San Juan Basin and Rocky Mountains.  The facility is located at the interconnect of our Mid-America Pipeline System and Seminole NGL Pipeline, thus providing customers access to the Conway hub and Chambers County, Texas.

•
The Norco NGL fractionator receives mixed NGLs from refineries and natural gas processing facilities located in southern Louisiana and along the Mississippi and Alabama Gulf Coast, including our Pascagoula and Venice facilities.

In October 2021, we completed and placed into service a 60 MBPD natural gasoline hydrotreater facility at our Chambers County complex along with related storage and pipeline infrastructure, which is designed to lower the sulfur content of natural gasoline.

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

The following table presents selected information regarding our NGL and related product storage assets at February 1, 2022:

			Net Usable
			Storage
		Ownership	Capacity
Description of Asset	Location	Interest	(MMBbls) (1)
Chambers County storage complex	Texas	100.0%	129.8
Almeda and Markham (2)	Texas	Leased	12.4
Breaux Bridge, Anse La Butte and Sorrento (3)	Louisiana	100.0%	11.0
Petal (4)	Mississippi	100.0%	5.4
Hutchinson (5)	Kansas	100.0%	4.0
Others (6)	Various	Various	14.4
Total			177.0

(1)	Net usable storage capacity is based on our ownership interest or contractual right-of-use.
(2)	These storage facilities are used in connection with our South Texas NGL Pipeline System.
(3)	These storage facilities are used in connection with our Louisiana Pipeline System.
(4)	This storage facility is used in connection with our Dixie Pipeline.
(5)	This storage facility is used in connection with our Mid-America Pipeline System.
(6)
Primarily consists of operational storage capacity for our major pipeline systems, including the Mid-America Pipeline System, Dixie Pipeline and TE Products Pipeline.  We own substantially all of this storage capacity.

We operate substantially all of our NGL and related product storage facilities.

Our largest underground storage facility is located in Chambers County, Texas. This facility consists of 38 underground salt dome caverns used to store and redeliver mixed and purity NGLs, petrochemicals and related products.  This facility has an aggregate usable storage capacity of 129.8 MMBbls, a brine system with approximately 36 MMBbls of above-ground brine storage capacity and five wells used in brine production.

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

EHT can load refrigerated cargoes of low-ethane propane and/or butane (collectively referred to as LPG) onto multiple tanker vessels simultaneously.  Our LPG export services continue to benefit from increased NGL supplies produced from domestic shale plays, international demand for propane as a feedstock in ethylene and propylene production, and for power generation and heating purposes.  The current estimated maximum loading capacity for LPG at EHT is approximately 835 MBPD.  EHT has the capability to load up to six Very Large Gas Carrier (“VLGC”) vessels simultaneously, while maintaining the option to switch between loading propane and butane.  EHT can load a single VLGC in less than 24 hours, creating greater efficiencies and cost savings for our customers.  LPG loading volumes at EHT averaged 501 MBPD, 588 MBPD and 483 MBPD during the years ended December 31, 2021, 2020 and 2019, respectively.

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

•
The Morgan’s Point Ethane Export Terminal, located on the Houston Ship Channel, has a nameplate loading capacity of approximately 10,000 barrels per hour of fully refrigerated ethane and is the largest of its kind in the world. The terminal supports domestic production of U.S. ethane from shale plays by providing the global petrochemical industry with access to a low-cost feedstock option and opportunities for supply diversification.  Ethane volumes handled by the terminal are sourced from our Chambers County NGL fractionation and storage complex.  Ethane loading volumes at the terminal averaged 157 MBPD, 134 MBPD and 143 MBPD during the years ended December 31, 2021, 2020 and 2019, respectively.

Crude Oil Pipelines & Services

This business segment includes our crude oil pipelines, crude oil storage and marine terminals, and related crude oil marketing activities.

Crude oil pipelines
We have crude oil gathering and transportation pipelines located in Oklahoma, New Mexico and Texas. The results of operations from our crude oil pipelines are primarily dependent upon the volume of crude oil transported (or capacity reserved) and the associated fees we charge for such transportation services.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  See “Regulatory Matters” within this Part I, Items 1 and 2 for information regarding governmental regulation of our liquids pipelines.

The following table presents selected information regarding our crude oil pipelines and related operations at February 1, 2022:

			Operational
		Our	Storage	Pipeline
		Ownership	Capacity	Length
Description of Asset	Location(s)	Interest	(MMBbls) (2)	(Miles)
Midland-to-ECHO System:
Midland-to-ECHO 1 pipeline	Texas	80.0% (3)	3.7	418
Midland-to-ECHO 2 pipeline	Texas	100.0%	–	444
Midland-to-ECHO 3 pipeline	Texas	29.0% (4)	–	521
Total Midland-to-ECHO System:			3.7	1,383
Seaway Pipeline (1)	Texas, Oklahoma	50.0% (5)	9.8	1,273
West Texas System (1)	Texas, New Mexico	100.0%	1.3	1,030
Basin Pipeline (1)	Texas, New Mexico, Oklahoma	13.0% (6)	6.0	601
South Texas Crude Oil Pipeline System	Texas	100.0%	5.6	560
EFS Midstream System	Texas	100.0%	0.3	500
Eagle Ford Crude Oil Pipeline System	Texas	50.0% (7)	4.5	390
Total			31.2	5,737

(1)	Transportation services provided by these liquids pipelines are regulated, in whole or part, by federal governmental agencies.
(2)	Operational storage capacity amounts presented on a gross basis.
(3)	The Midland-to-Sealy section of the Midland-to-ECHO 1 pipeline is owned by Whitethorn Pipeline Company LLC, in which we own an 80% consolidated interest.
(4)	We proportionately consolidate our 29% undivided interest in the Midland-to-Webster pipeline, which we refer to as the Midland-to-ECHO 3 pipeline.
(5)	Our 50% ownership interest in the Seaway Pipeline is held indirectly through our equity method investment in Seaway Crude Holdings LLC (“Seaway”).
(6)	We proportionately consolidate our 13% undivided interest in the Basin Pipeline.
(7)	Our 50% ownership interest in the Eagle Ford Crude Oil Pipeline System is held indirectly through our equity method investment in Eagle Ford Pipeline LLC.

The maximum number of barrels per day that our crude oil pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the grades of crude oil being transported).  As a result, we measure the utilization rates of our crude oil pipelines in terms of net throughput, which is based on our ownership interest.  In the aggregate, net throughput volumes for these pipelines were 2,088 MBPD, 2,166 MBPD and 2,304 MBPD during the years ended December 31, 2021, 2020 and 2019, respectively.

We operate our crude oil pipelines with the exception of the Basin Pipeline, Eagle Ford Crude Oil Pipeline System and Midland-to-ECHO 3 pipeline. The following information describes our principal crude oil pipelines:

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

In July 2019, we announced a third expansion of our Midland-to-ECHO System (“Midland-to-ECHO 3”) comprised of a 36-inch pipeline extending from Midland, Texas to our ECHO terminal, and further from ECHO to a third-party terminal in Webster, Texas (collectively, the “Midland-to-Webster pipeline”). In October 2020, we announced that the Midland-to-ECHO segment of the Midland-to-Webster pipeline was placed into service.  The ECHO-to-Webster segment was placed into service in January 2021.  The maximum transportation capacity on the Midland-to-Webster pipeline is approximately 450 MBPD.

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

•
The West Texas System connects crude oil gathering systems in West Texas and southeast New Mexico to our terminal facility located in Midland, Texas.  The West Texas System, including the Loving County pipeline, is a key part of our strategic crude oil aggregation program designed to support Permian Basin producers with a transport capacity over 600 MBPD. At Midland, shippers have access to storage and terminal services, as well as connectivity to multiple transportation alternatives such as trucking and pipeline infrastructure that offer access to various downstream markets, including the Gulf Coast.

•
The South Texas Crude Oil Pipeline System has the capacity to transport approximately 450 MBPD of crude oil and condensate originating in South Texas to customers in the Houston area.  This system includes storage terminal assets located at Lyssy, Milton, Marshall and Sealy, Texas.  The South Texas Crude Oil Pipeline System also includes our Rancho II pipeline, which extends 89-miles from the Sealy terminal to our ECHO terminal.  From ECHO, we have connectivity to refinery customers and our marine terminals along the Texas Gulf Coast.

•	The Basin Pipeline transports crude oil from the Permian Basin in West Texas and southern New Mexico to the Cushing hub.

•
The EFS Midstream System serves producers in the Eagle Ford Shale, by providing condensate gathering and processing services as well as gathering, treating and compression services for associated natural gas.  The EFS Midstream System includes 500 miles of gathering pipelines, 11 central gathering plants having a combined condensate storage capacity of 0.3 MMBbls, 201 MBPD of condensate stabilization capacity and 1.0 Bcf/d of associated natural gas treating capacity.

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

The following table presents selected information regarding our crude oil terminals at February 1, 2022:

			Number of	Net Storage
		Ownership	Above-Ground	Capacity
Description of Asset	Location(s)	Interest	Tanks in Service	(MMBbls)
EHT (crude oil)	Texas	100.0%	82	23.6
ECHO (1)	Texas	100.0%	15	6.5
Midland (2)	Texas	100.0%	13	5.2
Beaumont Marine West	Texas	100.0%	12	4.2
Cushing	Oklahoma	100.0%	19	3.3
Corpus Christi	Texas	50.0% (3)	4	0.7
Total			145	43.5

(1)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline and three tanks owned by Seaway.
(2)	Number of tanks and storage capacity excludes three tanks that are used in the operation of our Midland-to-ECHO 1 pipeline.
(3)	Our 50% ownership interest in the terminal is held indirectly through our equity method investment in Eagle Ford Terminals Corpus Christi LLC.

The following information describes our principal crude oil terminals, all of which we operate with the exception of the Corpus Christi terminal.

•
The EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 2.0 MMBPD, or 62 MMBbls per month, of crude oil.  The crude oil terminal at EHT represents one of the largest such facilities on the Gulf Coast.  As noted previously, EHT can accommodate vessels with up to a 45-foot draft, including Suezmax tankers, which are the largest tankers that can navigate the Houston Ship Channel.

•
The ECHO terminal is located in Houston, Texas and provides storage customers with access to major refineries located in the Houston, Texas City and Beaumont/Port Arthur areas.  Beginning in March 2022, the ECHO terminal will be one of two physical delivery points for the Midland WTI American Gulf Coast futures contract (“HOU”) traded on the Intercontinental Exchange (“ICE”).  ECHO also has connections to marine terminals, including EHT, that provide access to any refinery on the U.S. Gulf Coast and international markets.

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

Sea Port Oil Terminal.  In July 2019, we announced our final investment decision with respect to our Sea Port Oil Terminal (“SPOT”) in the Gulf of Mexico, subject to obtaining the required approvals and licenses from the federal Maritime Administration, which is currently reviewing our SPOT application. We currently anticipate receiving approval for SPOT as early as mid-2022; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

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

In December 2019, we announced the execution of a letter of intent (“LOI”) with an affiliate of Enbridge Inc. (“Enbridge”) to jointly develop SPOT in the Gulf of Mexico.  Under terms of the LOI, we agreed to negotiate an equity participation right agreement with Enbridge whereby, subject to SPOT receiving a deep-water port license, an affiliate of Enbridge could acquire a noncontrolling member interest in SPOT Terminal Services LLC, which owns SPOT.

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

Our Crude Oil Pipelines & Services segment also includes a fleet of approximately 255 tractor-trailer tank trucks, the majority of which we lease and operate, that are used to transport crude oil.

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

The results of operations from our natural gas pipelines and related storage assets are primarily dependent upon the volume of natural gas gathered, treated, transported or stored, the level of firm or interruptible capacity reservations made by shippers, and the fees associated with each activity.  Transportation fees charged to shippers are based on either tariffs regulated by governmental agencies, including the FERC, or contractual arrangements.  See “Regulatory Matters” within this Part I, Items 1 and 2 for information regarding governmental regulation of our natural gas pipelines.

The following table presents selected information regarding our natural gas pipelines and related infrastructure at February 1, 2022:

				Net Capacity (1)
			Pipeline	Pipeline	Natural Gas	Usable
		Ownership	Length	Capacity	Treating	Storage
Description of Asset	Location(s)	Interest	(Miles)	(MMcf/d)	(MMcf/d)	(Bcf)
Texas Intrastate System (2)	Texas	Various (5)	6,812	7,328	–	12.9
Acadian Gas System (2)	Louisiana	100.0% (6)	1,390	4,400	–	1.3
Jonah Gathering System	Wyoming	100.0%	776	2,360	–	–
Piceance Basin Gathering System	Colorado	100.0%	191	1,800	–	–
Permian Basin Gathering System	Texas, New Mexico	100.0%	1,770	1,575	150	–
White River Hub (3)	Colorado	50.0% (7)	10	1,500	–	–
BTA Gathering System (4)	Texas	100.0% (8)	798	1,420	240	–
Haynesville Gathering System	Louisiana, Texas	100.0%	378	1,300	810	–
San Juan Gathering System	New Mexico, Colorado	100.0%	5,599	1,200	–	–
Indian Springs Gathering System (4)	Texas	80.0% (9)	145	160	–	–
Delmita Gathering System	Texas	100.0%	203	145	–	–
South Texas Gathering System	Texas	100.0%	517	143	320	–
Old Ocean Pipeline	Texas	50.0% (10)	240	80	–	–
Big Thicket Gathering System (4)	Texas	100.0%	250	60	–	–
Central Treating Facility	Colorado	100.0%	–	–	200	–
Total			19,079	23,471	1,720	14.2

(1)	Net capacity amounts are based on our ownership interest or contractual right-of-use.
(2)	Transportation services provided by these pipeline systems, in whole or part, are regulated by both federal and state governmental agencies.
(3)	Services provided by the White River Hub are regulated by federal governmental agencies.
(4)	Transportation services provided by these systems are regulated in part by state governmental agencies.
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

(6)	The Acadian Gas System includes a leased 1.3 Bcf underground salt dome natural gas storage cavern located at Napoleonville, Louisiana.
(7)	Our 50% ownership interest in White River Hub is held indirectly through our equity method investment in White River Hub, LLC.
(8)	This system includes approximately 52 miles of leased pipelines.
(9)	We proportionately consolidate our 80% undivided interest in the Indian Springs Gathering System.
(10)	Our 50% ownership interest in the Old Ocean Pipeline is held indirectly through our equity method investment in Old Ocean Pipeline, LLC.

On a weighted-average basis, overall utilization rates for our natural gas pipelines were approximately 60.4%, 57.2% and 60.0% during the years ended December 31, 2021, 2020 and 2019, respectively.  These utilization rates represent actual natural gas volumes delivered as a percentage of our nominal delivery capacity and do not reflect firm capacity reservation agreements where capacity fees are earned whether or not the shipper actually utilizes such capacity.

We operate our natural gas pipelines and storage facilities with the exception of the White River Hub, Old Ocean Pipeline and certain segments of the Texas Intrastate System.  The following information describes our principal natural gas pipelines:

•
The Texas Intrastate System is comprised of the 6,206-mile Enterprise Texas pipeline system and the 606-mile Channel pipeline system. The Texas Intrastate System gathers, transports and stores natural gas from supply basins in Texas including the Permian Basin and Eagle Ford and Barnett Shales for delivery to local gas distribution companies, electric utility plants and industrial and municipal consumers. The system is also connected to regional natural gas processing facilities and other intrastate and interstate pipelines.  The Texas Intrastate System serves a number of commercial markets in Texas, including Corpus Christi, San Antonio/Austin, Beaumont/Orange and Houston, including the Houston Ship Channel industrial market.

•
The Acadian Gas System transports, stores and markets natural gas in Louisiana.  The Acadian Gas System is comprised of the 582-mile Cypress pipeline, 424-mile Acadian pipeline, 275-mile Haynesville Extension pipeline, 83-mile Gillis Lateral pipeline and 26-mile Enterprise Pelican pipeline.  The Acadian Gas System links natural gas supplies from Louisiana (e.g., from the Haynesville Shale supply basin) and offshore Gulf of Mexico developments with local gas distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor.

In December 2021, the expansion of the Acadian Gas System was placed into service in order to deliver natural gas production from the Haynesville Shale to the liquefied natural gas (“LNG”) markets in South Louisiana. The expansion project included construction of the Gillis Lateral pipeline extending from near Alexandria, Louisiana to third-party pipeline interconnects near Gillis, Louisiana, including multiple pipelines serving regional LNG export facilities.  According to the FERC, the LNG market in South Louisiana and Southeast Texas includes facilities, including those under construction, featuring an aggregate 18.9 Bcf/d of export capacity. The recently completed Gillis Lateral pipeline has the capability to transport approximately 1.0 Bcf/d of natural gas.  In addition to construction of the Gillis Lateral pipeline, we increased the transportation capacity of the Haynesville Extension from 1.8 Bcf/d to 2.1 Bcf/d by adding horsepower at the Mansfield Compressor Station located in Mansfield, Louisiana (the “Mansfield Expansion”).

Both the Gillis Lateral pipeline and the Mansfield Expansion are supported by long-term customer contracts and began service in December 2021.

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

•
The Permian Basin Gathering System is comprised of the 1,113-mile Carlsbad pipeline system, the 600-mile Waha pipeline system, the 34-mile Orla pipeline system and the 23-mile Mentone pipeline system. The Permian Basin Gathering System gathers natural gas from the Permian Basin for delivery to regional natural gas processing facilities, including our Chaparral, South Eddy, Waha, Mentone and Orla plants, and delivers residue and treated natural gas into our Texas Intrastate System and third-party pipelines.

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

•
The Haynesville Gathering System consists of the 235-mile State Line gathering system, the 73-mile Southeast Mansfield gathering system, and the 70-mile Southeast Stanley gathering system.  The Haynesville Gathering System gathers and treats natural gas produced from the Haynesville and Bossier Shale supply basins and the Cotton Valley and Taylor Sand formations in Louisiana and eastern Texas for delivery to regional markets, including (through an interconnect with the Haynesville Extension pipeline) markets served by our Acadian Gas System.

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

The following table presents selected information regarding our propylene production facilities at February 1, 2022:

		Our	Net Plant	Total Plant
		Ownership	Capacity	Capacity
Description of Asset	Location	Interest	(MBPD)	(MBPD)
Propylene fractionation facilities:
Chambers County (six units)	Texas	Various (1)	80	93
BRPC (one unit)	Louisiana	30.0% (2)	7	23
Total			87	116

PDH facility:
PDH 1	Texas	100.0%	25	25

(1)
We proportionately consolidate a 66.7% undivided interest in three of the propylene splitters, which have an aggregate 38 MBPD of total plant capacity.  The remaining three propylene fractionation units are wholly owned.

(2)	Our 30% ownership interest in the BRPC facility is held indirectly through our equity method investment in Baton Rouge Propylene Concentrator LLC (“BRPC”).

We produce PGP at our Chambers County facilities and CGP at our BRPC facility.  On a weighted-average basis, the overall utilization rate of our propylene production facilities was approximately 88.7%, 79.4% and 86.7% during the years ended December 31, 2021, 2020 and 2019, respectively.

Global demand for propylene is increasing; however, the use of lighter crude oil feedstocks by U.S. refiners and increased use of ethane by steam crackers has reduced propylene production from these traditional sources.  This has led to the development of more “on purpose” propylene production facilities such as our PDH 1 facility located in Chambers County, Texas.  This facility has the capacity to produce up to 1.65 billion pounds per year, or approximately 25 MBPD, of PGP.  At this nameplate production rate, the facility upgrades approximately 35 MBPD of propane as feedstock. The PDH 1 facility is integrated with our legacy Chambers County propylene fractionation units, which provides us with operational reliability and flexibility for both the PDH facility and the fractionation units. The construction of PDH 1 was underwritten by long-term, fee-based contracts that feature minimum volume commitments.

We have initiated legal proceedings involving the former general contractor for PDH 1.  For a summary of this litigation, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

PDH 2.  In September 2019, we announced the execution of long-term, fee-based contracts with affiliates of LyondellBasell Industries N.V. that support construction of our second PDH facility (referred to as “PDH 2”).  In June 2020, we executed additional long-term PGP sales agreements with Marubeni Corporation in support of PDH 2.  Like PDH 1, PDH 2 is expected to have the capacity to upgrade up to 35 MBPD of propane and produce up to 1.65 billion pounds per year of PGP.  PDH 2 is also located in Chambers County, Texas and is scheduled to begin service in the second quarter of 2023.  Once PDH 2 is placed into service and integrated with PDH 1 and our other propylene production facilities, we will have the capability to produce 11 billion pounds of propylene per year.

Propylene pipelines.  The results of operations from our petrochemical pipelines are primarily dependent upon the volume of products transported and the associated fees we charge for such transportation services.  The following table presents selected information regarding our propylene pipelines at February 1, 2022:

		Ownership	Length
Description of Asset	Location(s)	Interest	(Miles)
Lou-Tex Propylene Pipeline	Texas, Louisiana	100.0%	267
North Dean Pipeline System	Texas	100.0%	192
Texas City RGP Gathering System	Texas	100.0%	157
Propylene Splitter PGP Distribution System	Texas	100.0%	120
Taurus Pipeline	Texas	70.0% (1)	115
Louisiana RGP Gathering System	Louisiana	100.0%	63
Lake Charles PGP Pipeline	Texas, Louisiana	50.0% (2)	27
Sabine Pipeline	Texas, Louisiana	100.0%	24
La Porte PGP Pipeline	Texas	80.0% (3)	20
Total			985

(1)	We own a 70% consolidated interest in the Taurus pipeline through our majority owned subsidiary Steor LLC.
(2)	We proportionately consolidate our 50% undivided interest in the Lake Charles PGP Pipeline.
(3)	We own an 80% consolidated interest in the La Porte PGP Pipeline through our majority owned subsidiaries, La Porte Pipeline Company, L.P. and La Porte Pipeline GP, L.L.C.

The maximum number of barrels per day that our petrochemical pipelines can transport depends on the operating rates achieved at a given point in time between various segments of each system (e.g., demand levels at each delivery point and the mix of products being transported).  As a result, we measure the utilization rates of our petrochemical pipelines in terms of net throughput, which is based on our ownership interest.  Total net throughput volumes were 152 MBPD, 140 MBPD and 124 MBPD during the years ended December 31, 2021, 2020 and 2019, respectively.

With the exception of the Lake Charles PGP Pipeline in Louisiana, we operate all of our propylene production assets and related pipelines.

Propylene export assets.  Our EHT marine terminal located on the Houston Ship Channel includes export assets capable of loading up to 3,000 barrels per hour, or 72 MBPD, of semi-refrigerated propylene.

Isomerization and related operations
We own and operate three isomerization units located in Chambers County, Texas having an aggregate processing capacity of 116 MBPD that comprise the largest commercial isomerization facility in the U.S.  We also own and operate a 70-mile pipeline system used to transport high-purity isobutane from Chambers County, Texas to Port Neches, Texas.

The demand for commercial isomerization services depends upon the energy industry’s requirements for isobutane and high-purity isobutane in excess of the isobutane produced through the process of NGL fractionation and refinery operations.  Isomerization units convert normal butane feedstock into mixed butane, which is a stream of isobutane and normal butane.  DIB units, of which we own and operate ten located at our Chambers County complex, then separate the isobutane from the normal butane.  Any remaining unconverted (or residual) normal butane generated by the DIB process is then recirculated through the isomerization process until it has been converted into varying grades of isobutane, including high-purity isobutane.  The primary uses of isobutane are for the production of propylene oxide, isooctane, isobutylene and alkylate for motor gasoline. We also use certain of our DIB units to fractionate mixed butanes originating from NGL fractionation activities, imports and other sources into isobutane and normal butane.  The operating flexibility provided by our multiple standalone DIBs enables us to capture market opportunities resulting from fluctuations in demand and prices for different types of butanes.

The results of operations from our isomerization business are generally dependent on the volume of normal and mixed butanes processed and the level of toll processing fees charged to customers.

Our isomerization assets provide processing services to meet the needs of third-party customers and our other businesses, including our NGL marketing activities and octane enhancement production facility. On a weighted-average basis, the utilization rates of our isomerization facility were approximately 73.3%, 82.8% and 94.0% during the years ended December 31, 2021, 2020 and 2019, respectively.

Octane enhancement and related operations
We own and operate an octane enhancement production facility located in Chambers County, Texas that is designed to produce isobutylene and either isooctane or methyl tertiary butyl ether (“MTBE”).  The products produced by this facility are used by refiners to increase octane values in reformulated motor gasoline blends.  The high-purity isobutane feedstocks consumed in the production of these products are supplied by our isomerization units.

We sell our octane enhancement products at market-based prices.  We attempt to mitigate the price risk associated with these products by entering into commodity derivative instruments.  To the extent that we produce MTBE, it is sold exclusively into the export market.  We measure the utilization of our octane enhancement facility in terms of its combined isooctane, isobutylene and MTBE production volumes, which averaged 14 MBPD, 15 MBPD and 24 MBPD during the years ended December 31, 2021, 2020 and 2019, respectively.

We also own and operate a facility located on the Houston Ship Channel that produces up to 4 MBPD of HPIB and includes an associated storage facility with 0.6 MMBbls of related product storage capacity.  The primary feedstock for this plant, an isobutane/isobutylene mix, is produced by our octane enhancement and iBDH facilities.  HPIB is used in the production of polyisobutylene, which is used in the manufacture of lubricants and rubber.  In general, we sell HPIB at market-based prices with a cost-based floor.  On a weighted-average basis, utilization rates for this facility were 91.7%, 97.6% and 77.6% for the years ended December 31, 2021, 2020 and 2019, respectively.

The results of operations from our octane enhancement and HPIB facilities are generally dependent on the level of production volumes and the difference, or spread, between the sales prices of the products and the associated feedstock purchase costs and other operating expenses.

Isobutane Dehydrogenation Unit. In December 2019, we completed construction and placed our iBDH unit into service.  The facility, which is located in Chambers County, Texas and supported by long-term, fee-based contracts, is capable of processing approximately 25 MBPD of butane into nearly 1 billion pounds per year of isobutylene.  Production from the iBDH plant enables us to optimize our MTBE and high purity isobutylene assets and meet growing market demand for isobutylene.

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

Refined products pipelines.  We own and operate the TE Products Pipeline, which is a 3,038-mile pipeline system comprised of 2,920 miles of regulated interstate pipelines and 118 miles of unregulated intrastate Texas pipelines.  The system primarily transports refined products from the upper Texas Gulf Coast to Seymour, Indiana. From Seymour, segments of the TE Products Pipeline extend to Chicago, Illinois; Lima, Ohio; Selkirk, New York; and a location near Philadelphia, Pennsylvania.  East of Seymour, Indiana, the TE Products Pipeline is primarily dedicated to NGL transportation service. The refined products transported by the TE Products Pipeline are produced by refineries and include motor gasoline and distillates.

The results of operations for this pipeline system are dependent upon the volume of products transported and the level of fees charged to shippers.  The tariffs charged for such services are either contractual or regulated by governmental agencies, including the FERC. See “Regulatory Matters” within this Part I, Items 1 and 2 discussion for information regarding governmental regulation of our liquids pipelines, including tariffs charged for transportation services.

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

	For the Year Ended December 31,
	2021	2020	2019
Refined products transportation (MBPD)	464	419	407
Petrochemical transportation (MBPD)	170	156	126
NGL transportation (MBPD)	52	55	63

The TE Products Pipeline system includes five non-regulated refined products truck terminals and 20.3 MMBbls of aggregate storage capacity.

Refined products marine terminals.  We own and operate marine terminals located on the Neches River near Beaumont, Texas that handle refined products along with crude oil.  Our Beaumont facilities include five deep-water ship docks, three barge docks and access to approximately 10.4 MMBbls of aggregate refined products storage capacity.

We also handle refined products at EHT on the Houston Ship Channel.  In addition to providing vessel loading and unloading services for refined products, EHT’s refined products operations include 2.5 MMBbls of aggregate storage capacity through the use of 21 above-ground storage tanks.

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

Our ethylene system serves as an open market storage and trading hub for the ethylene industry by incorporating storage capacity, connections to multiple ethylene pipelines, and high-volume export capabilities.  In support of our ethylene business, our Chambers County storage complex includes a high-capacity underground ethylene storage well having a storage capacity of 600 million pounds of ethylene.  The storage well is connected to our Morgan’s Point ethylene export terminal and further to Bayport, Texas by a 29-mile pipeline.

In November 2021, we completed and placed into service the Baymark ethylene pipeline in South Texas, which is a leading growth area for new ethylene crackers and related facilities.  The Baymark pipeline, which is supported by long-term customer commitments, originates in Bayport and extends 92 miles to Markham, Texas.  We own a 70% consolidated interest in the Baymark pipeline through our majority owned subsidiary, Baymark Pipeline LLC.  Customers using the Baymark pipeline will have pipeline access to our high-capacity ethylene storage well in Chambers County and our export terminal at Morgan’s Point.

Marine transportation
Our marine transportation business consists of 64 tow boats and 157 tank barges used to transport refined products, crude oil, asphalt, condensate, heavy fuel oil, LPG and other petroleum products on key U.S. inland and intracoastal waterway systems.  The marine transportation industry uses tow boats as power sources and tank barges for freight capacity. Our marine transportation assets serve refinery and storage terminal customers along the Mississippi River, the intracoastal waterway between Texas and Florida, and the Tennessee-Tombigbee waterway system.  We own and operate shipyard and repair facilities located in Houma and Morgan City, Louisiana and marine fleeting facilities located in Bourg, Louisiana and Channelview, Texas.

The results of operations from our marine transportation business are generally dependent upon the level of fees charged to transport petroleum products.

Our fleet of marine vessels operated at an average utilization rate of 85.2%, 86.1% and 94.0% during the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “Pipeline Safety Act”) provides for regulation of the nation’s pipelines, penalties for violations of pipeline safety rules, and other DOT matters.  The Pipeline Safety Act currently provides for significant financial penalties involving non-compliance with DOT regulations.  In addition, the Pipeline Safety Act includes additional safety requirements for newly constructed pipelines.

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

In December 2020, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020” (“PIPES Act”) was signed into law.  The PIPES Act extends the PHMSA’s statutory mandate through 2023.  It continues the legislative mandates that were established in the SAFE PIPES Act and creates new regulatory authorities for PHMSA or state agencies enforcing the federal pipeline safety regulations that include, among other things: (i) requiring regulations prescribing the applicability of pipeline safety requirements to idled natural gas transmission and hazardous liquids pipelines; (ii) updating existing large-scale LNG regulations; (iii) the creation of new leak detection and repair programs that impact certain gathering lines, new and existing transmission pipeline facilities, and new and existing gas distribution pipelines that have the dual purpose of meeting the need for gas pipeline safety and protecting the environment; (iv) necessitating updates to gas pipeline and hazardous liquid pipeline facility inspection and maintenance plans; and (v) extensive new regulations governing gas distribution systems.

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

In response to the Pipeline Safety Act, the SAFE PIPES Act and proposed rulemaking and responses that followed, in October 2019, PHMSA issued a final rule that significantly extended and expanded the reach of certain PHMSA integrity management requirements (for example, periodic assessments and expanded use of leak detection systems), regardless of the pipeline’s proximity to an HCA. The final rule also requires all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual, accident and safety-related conditional reporting requirements to gravity lines and certain gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes or other similar events that are likely to damage infrastructure.  This final rule became effective July 1, 2020.

In March 2016, PHMSA issued proposed new safety regulations for natural gas transmission pipelines that broaden the scope of safety coverage in several ways, including but not limited to: (i) modifying the regulation of gathering lines by eliminating the exemption from reporting requirements for gas gathering line operators and revising the definition for gathering lines; (ii) adding new assessment and revising repair criteria for pipeline segments in HCAs and establishing repair criteria for pipelines that are outside of HCAs; (iii) expanding the scope of the regulations to include pipelines located in areas of Moderate Consequence Areas (“MCAs”); (iv) adding a requirement to test pipelines built before 1970, which are currently exempt from certain pipeline safety requirements; (v) modifying the way that pipeline operators secure and inspect transmission pipeline infrastructure following extreme weather events; (vi) clarifying requirements for conducting risk assessment associated with integrity management activities; (vii) expanding mandatory data collection and integration requirements associated with integrity management activities, including data validation; (viii) requiring new safety features for pipeline “pig” launchers and receivers; and (ix) requiring a systematic approach to verify a pipeline’s maximum allowable operating pressure (“MAOP”) and requiring operators to report MAOP exceedances.  PHMSA has since decided to split its 2016 proposed rule, which has become known as the “gas mega rule,” into three separate rulemakings to facilitate completion. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019 and became effective on July 1, 2020.  The rule imposes numerous requirements on such pipelines, including MAOP reconfirmation, the periodic assessment of these pipelines in populated areas not designated as HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management.  In November 2021, PHMSA released another part of the gas mega rule to expand regulations on U.S. gathering lines.  This rule requires operators of all onshore gas gathering lines to report incidents and to file annual reports, and imposes additional safety requirements for larger diameter, higher-operating pressure gas gathering lines.  The remaining part of the gas mega rule is expected to be issued in April 2022.

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

Water Quality
The CWA and comparable state laws impose strict controls on the discharge of petroleum and its derivatives into regulated waters.  The CWA provides penalties for discharges of petroleum products and imposes substantial potential liability for the costs of removing petroleum or other hazardous substances.  State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of a release of petroleum or its derivatives into navigable waters or groundwater. Federal spill prevention control and countermeasure mandates require appropriate containment berms and similar structures to help prevent a petroleum tank release from impacting regulated waters.  The EPA has also adopted regulations that require us to have permits in order to discharge regulated storm water run-off.  Storm water discharge permits may also be required by certain states in which we operate and may impose monitoring and other requirements.  The CWA prohibits discharges of dredged and fill material in wetlands and other waters of the U.S. unless authorized by an appropriately issued permit.  We believe that our costs of compliance with these CWA requirements will not have a material adverse effect on our financial position, results of operations and cash flows.

The primary federal law for crude oil spill liability is the OPA, which addresses three principal areas of crude oil pollution: prevention, containment and clean-up, and liability.  The OPA is applicable to regulated vessels, deep-water ports, offshore production platforms and onshore facilities, including terminals, pipelines and transfer facilities.  In order to handle, store or transport crude oil above certain thresholds, onshore facilities are required to file oil spill response plans with the USCG, the DOT’s Office of Pipeline Safety (“OPS”) or the EPA, as appropriate.  Numerous states have enacted laws similar to the OPA.  Under the OPA and similar state laws, responsible parties for a regulated facility from which crude oil is discharged may be liable for remediation costs, including damage to surrounding natural resources.  Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remediation costs.

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

CERCLA, also known as “Superfund,” imposes liability, often without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment.  These persons include the owner or operator of a facility where a release occurred and companies that disposed or arranged for the disposal of hazardous substances found at a facility.  Under CERCLA, potentially responsible parties may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  Under enforcement provisions, the EPA and, in some instances, third parties can take actions in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible parties.  It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.  In the course of our ordinary operations, our pipeline systems and other facilities generate wastes that may fall within CERCLA’s definition of a “hazardous substance” or be subject to CERCLA and RCRA remediation requirements.  It is possible that we could incur liability for remediation, or reimbursement of remediation costs, under CERCLA or RCRA for remediation at sites we currently own or operate, whether as a result of our or our predecessors’ operations, at sites that we previously owned or operated, or at disposal facilities previously used by us, even if such disposal was legal at the time it was undertaken.

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

The rates charged for our interstate liquids pipeline services are generally based on a FERC-approved indexing methodology, which allows a pipeline to charge rates up to a prescribed ceiling that changes annually based on the year-to-year change in the U.S. Producer Price Index for Finished Goods (“PPI”).  A rate increase within the indexed rate ceiling is presumed to be just and reasonable unless a protesting party can demonstrate that the rate increase is substantially in excess of the pipeline’s operating costs.  The FERC indexing is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21% effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Subsequent appellate review could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  Certain of our pipelines have been granted market-based rate authority by the FERC, including Seaway.

In March 2018, the FERC issued a Revised Policy Statement on the Treatment of Income Taxes (the “Revised Policy”). The Revised Policy reversed a 13-year old policy that permitted a pipeline owned by a master limited partnership (“MLP”) to recover an income tax allowance (“ITA”) in its cost-of-service rates, if it could demonstrate that the ultimate owners of the pipeline (i.e., the unitholders of the MLP) have an actual or potential income tax liability. In July 2018, the FERC, in an Order on Rehearing, decided to provide pipeline MLPs the opportunity to argue for inclusion of an ITA in cost-of-service rates on a case-by-case basis, as opposed to having no opportunity to recover an ITA. The D.C. Circuit upheld the Revised Policy and Order on Rehearing on July 31, 2020 following court challenges initiated in September 2018.

The Revised Policy and Order on Rehearing do not impact oil and liquids pipelines with market-based rate authority, or those that charge “settlement rates.”  Following issuance of the Revised Policy, the FERC now requires crude oil and liquids pipelines owned by MLPs to remove the ITA from their cost-of-service reporting in FERC Form No. 6.  In its final rule issued December 17, 2020, the FERC removed any effect of the change in ITA treatment in determining the index for rates that became effective on July 1, 2021.

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

The resale of natural gas in interstate commerce is subject to FERC regulation.  In order to increase transparency in natural gas markets, the FERC has established rules requiring the annual reporting of data regarding natural gas sales.  The FERC has also established regulations that prohibit manipulation of energy markets.  A violation of the FERC’s regulations may subject us to civil penalties, suspension or loss of authorization to perform services or make sales of natural gas, disgorgement of unjust profits or other appropriate non-monetary remedies imposed by the FERC.  Pursuant to the Energy Policy Act of 2005, the potential civil and criminal penalties for any violation of the NGPA, or any rules, regulations or orders of the FERC, were approximately $1.4 million per day per violation as of January 2022.  The Federal Trade Commission and the Commodity Futures Trading Commission (“CFTC”) have also issued rules and regulations prohibiting energy market manipulation.  We believe that our natural gas sales activities are in compliance with all applicable regulatory requirements.

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

Petrochemical & Refined Products Services

We compete with numerous producers of PGP, which include many of the major refiners and petrochemical companies located along the Gulf Coast, in terms of the level of toll processing fees charged and access to pipeline and storage infrastructure.  Our petrochemical marketing activities encounter competition from major integrated oil companies and various petrochemical companies that have varying levels of financial and personnel resources, and competition generally revolves around product price, quality of customer service, logistics and location.

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

Seasonality

Although the majority of our businesses are not materially affected by seasonality, certain aspects of our operations are impacted by seasonal changes such as tropical weather events, energy demand in connection with heating and cooling requirements and for the summer driving season.  Examples include:

•
Our operations along the Gulf Coast, including those at our Chambers County complex, may be affected by weather events such as hurricanes and tropical storms, which generally arise during the summer and fall months.

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

Workforce and Related Matters

Like many publicly-traded partnerships, we have no direct employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.  The culture of our workforce is one of ownership, integrity, and opportunity. We recognize the hard work and contributions of individuals in our workforce who strive to further our goals.  We promote an environment where our employees feel that working for us is more than just a job; it is a tight-knit community that looks out for one another.  We respect employees’ differences and believe everyone should be treated with fairness and respect. We value diverse ideas and perspectives, and are committed to promoting a safe and inclusive workforce.

As of February 1, 2022, there were approximately 6,911 EPCO personnel who spend all or a substantial portion of their time engaged in our business.  From a diversity perspective, approximately 15% of these personnel were female and approximately 30% of these personnel were minorities.  We believe that the diversity of our workforce compares favorably to that of related energy industries.

The health and safety of those working on our behalf is a top priority. We promote a culture in which all personnel share the same commitment to health and safety, and recognize the importance of mitigating risks.  Acting upon our commitment to safety, we engage all levels of employees and management, our Board, our contractors, and various external entities and organizations.  We strive to achieve a goal of zero incidents and injuries.  We track our safety performance by monitoring our Total Recordable Incident Rate (“TRIR”), which is an OSHA measure that generally reflects the number of recordable incidents per 100 full-time workers during a one-year period.  Our TRIR for 2021 was 0.38, which compares favorably to the average TRIR for the midstream industry over the last six years.  We strive for year-to-year improvement in our safety performance.

Title to Properties

Our real property holdings fall into two basic categories: (i) parcels that we and our unconsolidated affiliates own in fee (e.g., we own the land upon which our Chambers County complex is constructed) and (ii) parcels in which our interests and those of our unconsolidated affiliates are derived from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities permitting the use of such land for our operations.  The fee sites upon which our significant facilities are located have been owned by us or our predecessors in title for many years without any material challenge known to us relating to title to the land upon which the assets are located, and we believe that we have satisfactory title to such fee sites.  We and our affiliates have no knowledge of any material challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our rights pursuant to any material lease, easement, right-of-way, permit or license, and we believe that we have satisfactory rights pursuant to all of our material leases, easements, rights-of-way, permits and licenses.

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

•
A successful IRS contest of the federal income tax positions we take and certain valuation methodologies we adopt in determining a unitholder’s allocation of income, gain, loss and deductions may adversely impact the market for our common units and the cost of any IRS contest will reduce our cash available for distribution to unitholders.

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

Changes in the supply of and demand for hydrocarbon products impacts both the volume of products that we purchase and sell and the level of services that we provide to customers, which in turn impacts our financial position, results of operations and cash flows. The continued global effects of the COVID-19 pandemic, which began in the first quarter of 2020 and included the consequences of international COVID-19 containment measures (e.g., quarantines, travel restrictions, temporary business closures and similar protective actions), reduced near-term demand for hydrocarbon products by record amounts and created a significant temporary oversupply situation primarily during 2020 and early 2021.  Also, in the early stages of the pandemic, disputes between members of the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (collectively, the “OPEC+” group) over crude oil production levels led to unprecedented volatility in global energy markets and a historic collapse in crude oil prices in April 2020. The downturn in the energy industry caused by lower demand and prices negatively impacted us, the producers we work with and our other customers to varying degrees; however, demand and prices largely recovered in the latter half of 2021.

While many countries have eased their COVID-19 containment measures and economic activity has resumed to near pre-COVID levels, emerging variants continue to threaten the full recovery of hydrocarbon demand.  A continuation of hydrocarbon demand recovery remains partially dependent on successful containment of the disease, the efficacy and distribution of approved vaccines on COVID-19 and its emerging variants, and proven therapeutics. Any resumed period of economic slowdown or recession, or the return to a period of depressed demand or prices for crude oil or other products that we handle, could have significant adverse consequences on our financial condition and the financial condition of our customers, suppliers and other counterparties, and could diminish our liquidity and negatively affect the volumes of products handled by our pipelines and other facilities.

The future impact of the pandemic on our financial condition, results of operations and cash flows depends largely on developments outside our control, including the duration of the outbreak, the related impact on overall economic activity and the potential long-term impacts on demand for crude oil and other products, all of which cannot be predicted with certainty.

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

Crude oil and natural gas prices have been volatile in recent years.  For example, crude oil prices (based on WTI as measured by the NYMEX) ranged from a high of $84.65 per barrel to a low of a negative $37.63 per barrel in the three year period ended December 31, 2021.  For the period January 1, 2022 through January 31, 2022, WTI prices ranged from a high of $88.15 per barrel to a low of $76.08 per barrel.  Natural gas prices (based on Henry Hub as measured by the NYMEX) ranged from a high of $6.31 per MMBtu to a low of $1.48 per MMBtu over the three-year period ended December 31, 2021.   Henry Hub natural gas prices ranged from a high of $6.27 per MMBtu to a low of $3.72 per MMBtu from January 1, 2022 through January 31, 2022.

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

For a discussion regarding our current outlook on industry fundamentals for 2022, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Outlook” included under Part II, Item 7 of this annual report.

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

As of December 31, 2021, we had $27.18 billion in principal amount of consolidated senior long-term debt outstanding and $2.65 billion in principal amount of junior subordinated debt outstanding.  The amount of our future debt could have significant effects on our operations, including, among other things:

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

We will require substantial new capital to finance the future development and acquisition of assets and businesses.  For example, our capital investments for 2021 reflected $2.25 billion of cash payments for capital projects and other investments.  Based on information currently available, we expect our total capital investments for 2022, net of contributions from joint venture partners, to approximate $1.9 billion, which includes growth capital projects of $1.5 billion and sustaining capital expenditures of $350 million. Any limitations on our access to capital may impair our ability to execute this growth strategy.  If our cost of debt or equity capital becomes too expensive, our ability to develop or acquire accretive assets will be limited.  We also may not be able to raise the necessary funds on satisfactory terms, if at all.

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

A cyber-attack on our IT systems could affect our business and assets, and have a material adverse effect on our financial position, results of operations and cash flows.

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

See Note 2 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for information regarding our allowance for credit losses.

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

See Part II, Item 7A of this annual report and Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report for a discussion of our derivative instruments and related hedging activities.

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

At December 31, 2021, we had $29.58 billion in principal amount of consolidated fixed-rate debt outstanding, including current maturities thereof.  Due to the short term nature of commercial paper notes, we view the interest rates charged in connection with these instruments as variable.

The Board of Governors of the Federal Reserve System lowered benchmark interest rates three times during 2019 and twice during 2020.  Benchmark interest rates remained near zero during 2021 but are expected to rise in 2022.  Should interest rates increase significantly, the amount of cash required to service our debt (including any future refinancing of our fixed-rate debt instruments) would increase.  Additionally, from time to time, we may enter into interest rate swap arrangements, which could increase our exposure to variable interest rates.  As a result, significant increases in interest rates could have a material adverse effect on our financial position, results of operations and cash flows.

An increase in interest rates may also cause a corresponding decline in demand for equity securities in general, and in particular, for yield-based equity securities such as our common units.  A reduction in demand for our common units may cause their trading price to decline.

Amounts borrowed under our September 2021 364-Day Revolving Credit Agreement and September 2021 Multi-Year Revolving Credit Agreement may bear interest, at our election, based on a London Interbank Offered Rate (“LIBOR”).  In addition, our junior subordinated notes and interest rate swap agreements may also reflect LIBOR-based terms. In July 2017, the Financial Conduct Authority in the United Kingdom, or U.K., announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material impact on us.

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

In total, our pipeline integrity costs for the years ended December 31, 2021, 2020 and 2019 were $114.3 million, $82.7 million and $110.6 million, respectively.  Of these annual totals, we charged $62.4 million, $52.9 million and $56.4 million to operating costs and expenses during the years ended December 31, 2021, 2020 and 2019, respectively.  The remaining annual pipeline integrity costs were capitalized and treated as sustaining capital projects.  We expect the cost of our pipeline integrity program, regardless of whether such costs are capitalized or expensed, to approximate $104 million for 2022.

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

Climate Change.  Responding to reports regarding climate change matters, the U.S. Congress from time to time has considered legislation to reduce emissions of greenhouse gases or implement carbon taxes.  In addition, certain states, including states in which our facilities or operations are located, have, individually or in regional cooperation, taken or proposed measures to reduce emissions of greenhouse gases.  The Infrastructure Investment and Jobs Act passed in November 2021 provides for, among other things, $7.5 billion to build out a national network of electric vehicle (“EV”) chargers in the United States, as part of a plan to accelerate the adoption of EVs, as well as funding for electric school buses and low- and no-emission buses for public transit.  Various other policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content are under discussion and have and may continue to result in additional actions involving greenhouse gases.

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

The FERC regulates our interstate liquids pipelines under the ICA.  State regulatory agencies regulate our other assets, including intrastate natural gas and NGL pipelines, intrastate storage facilities and gathering lines.

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

Although our natural gas gathering systems are generally exempt from FERC regulation under the NGA, our natural gas gathering operations could be adversely affected should they become subject to federal regulation of rates and services, or, if the states in which we operate adopt policies imposing more onerous regulation on gas gathering operations.  Additional rules, decisions and legislation pertaining to our assets are considered and adopted from time to time at both state and federal levels.  We cannot predict what effect, if any, such regulatory changes and legislation might have on our operations, but we could be required to incur additional capital expenditures.

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

The FERC uses prescribed rate methodologies for approving regulated tariff rate changes for interstate liquids pipelines.  The FERC’s indexing methodology currently allows a pipeline to increase its rates by a percentage linked to the Bureau of Labor’s PPI for Finished Goods (“PPI”).   The FERC indexing is subject to review and revision every five years.  On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%.  On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21%, effective March 1, 2022 through June 30, 2026.  The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022.  Subsequent appellate review could result in a further change to the index.  As an alternative to this indexing methodology, we may also choose to support changes in our rates based on a cost-of-service methodology, or by obtaining advance approval to charge “market-based rates,” or by charging “settlement rates” agreed to by all affected shippers.  These methodologies may limit our ability to set rates based on our actual costs or may delay the use of rates reflecting increased costs.   Adverse decisions by the FERC related to our rates could adversely affect our financial position, results of operations and cash flows.

The intrastate liquids and natural gas pipeline transportation services we provide are subject to various state laws and regulations that apply to the rates we charge and the terms and conditions of the services we offer.  The rates we charge and the provision of our services may be subject to challenge at the state level and any adverse decisions could adversely affect our financial position, results of operations and cash flows.

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

From 2013 through 2017, several publicly traded partnerships merged into their corporate general partner sponsors.  In 2018 and continuing into 2021, the combination of a number of additional factors, including the passage of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 (which lowered the federal corporate tax rate from 35% to 21% and generally provides for the expensing of certain capital investments and acquisitions), the FERC issuing its Revised Policy Statement on the Treatment of Income Taxes in March 2018, and, generally, continued lower demand and related liquidity for midstream energy companies (including those structured as publicly traded partnerships), led to additional publicly traded partnerships to either (i) merge into their corporate general partner sponsors, (ii) merge into their general partner structured as a partnership and then elect for the combined entity to be taxed as a corporation, or (iii) voluntarily elect to be taxed as a corporation.  These conversions have materially reduced the number of publicly traded partnerships and the total market capitalization and the depth of capital available for the publicly traded partnership sector.

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

Moreover, upon the sale, exchange or other disposition of a common unit by a non-U.S. unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS have issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our common units. Under these regulations, the “amount realized” on a transfer of our common units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations.  Distributions to non-U.S. unitholders may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of our common units occurring before January 1, 2023. Non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders.  It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

For additional information regarding litigation matters, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

On occasion, we are assessed monetary penalties by governmental authorities related to administrative or judicial proceedings involving environmental matters.  In June 2019, we received a Notice of Violation from the U.S. Environmental Protection Agency in connection with regulatory requirements applicable to facilities that we operate in Baton Rouge, Louisiana.  In July 2021, we received a civil penalty demand from the U.S. Department of Justice and the State of Colorado regarding alleged violations of hydrocarbon leak detection and repair regulations applicable to our Meeker gas processing plant in Colorado.  The eventual resolution of each of these matters may result in monetary sanctions in excess of $0.3 million; however, we do not expect such expenditures to be material to our consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed on the NYSE under the ticker symbol EPD. As of January 31, 2022, there were approximately 1,997 unitholders of record of our common units.  For information regarding our quarterly cash distributions to partners, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The Partnership made quarterly PIK distributions to preferred unitholders in the first, second, third and fourth quarters of 2021 of an aggregate 15,931, 15,940, 16,229 and 16,524 preferred units, respectively.  With the exception of 274 preferred units distributed in the first quarter of 2021 to a privately held EPCO affiliate, all of the PIK distributions made during the year ended December 31, 2021 were to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”). The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

The issuances of the preferred units as PIK distributions during the year ended December 31, 2021 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the fourth quarter of 2021.

Common Units Authorized for Issuance Under Equity Compensation Plan

See “Securities Authorized for Issuance Under Equity Compensation Plans” included under Part III, Item 12 of this annual report, which is incorporated by reference into this Item 5.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2021:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
October 2021	–	$–	–	$1,644,128
November 2021	1,784,058	$22.13	1,784,058	$1,604,655
December 2021	4,030,705	$21.22	4,030,705	$1,519,128
Vesting of phantom unit awards:
November 2021 (2)	9,193	$22.75	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2.0 billion of our common units.  Common units repurchased under this program during 2021 were cancelled immediately upon acquisition.

(2)
Of the 73,586 phantom unit awards that vested in November 2021 and converted to common units, 9,193 units were sold back to us by employees to cover related withholding tax requirements.  These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the Years Ended December 31, 2021, 2020 and 2019

The following discussion and analysis of our financial condition, results of operations and related information for the years ended December 31, 2021 and 2020, including applicable year-to-year comparisons, should be read in conjunction with our Consolidated Financial Statements and accompanying notes included under Part II, Item 8 of this annual report.  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Discussion and analysis of matters pertaining to the year ended December 31, 2019 and year-to-year comparisons between the years ended December 31, 2020 and 2019 are not included in this Form 10-K, but can be found under Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020 that was filed on March 1, 2021.

Key References Used in this Management’s Discussion and Analysis

Unless the context requires otherwise, references to “we,” “us” or “our” within this annual report are intended to mean the business and operations of Enterprise Products Partners L.P. and its consolidated subsidiaries.

References to the “Partnership” or “Enterprise” mean Enterprise Products Partners L.P. on a standalone basis.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at December 31, 2021.  In March 2021, a privately held affiliate of EPCO sold its entire ownership interest in the Partnership’s Series A Cumulative Convertible Preferred Units (“preferred units”) to third parties.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the year ended December 31, 2021 (our “annual report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this annual report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

Each of our business segments benefits from the supporting role of our marketing activities.  The main purpose of our marketing activities is to support the utilization and expansion of assets across our midstream energy asset network by increasing the volumes handled by such assets, which results in additional fee-based earnings for each business segment.  In performing these support roles, our marketing activities also seek to participate in supply and demand opportunities as a supplemental source of segment gross operating margin for us.  The financial results of our marketing efforts fluctuate due to changes in volumes handled and overall market conditions, which are influenced by current and forward market prices for the products bought and sold.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of this annual report.

Current Outlook

As noted previously, this annual report on Form 10-K, including this update to our outlook on business conditions, contains forward-looking statements that are based on our beliefs and those of Enterprise GP.  In addition, it reflects assumptions made by us and information currently available to us, which includes forecast information published by third parties. See “Cautionary Statement Regarding Forward-Looking Information” within this Part II, Item 7 and “Risk Factors” in Part I, Item 1A, for additional information.  The following information presents our current views on key midstream energy supply and demand fundamentals. All references to U.S. Energy Information Administration (“EIA”) forecasts and expectations are derived from its February 2022 Short-Term Energy Outlook (“February 2022 STEO”), which was published on February 8, 2022.

The level of services we provide and the amount of volumes we purchase and sell are directly affected by changes in supply and demand for hydrocarbon products, which impacts our financial position, results of operations and cash flows.  Beginning in the first quarter of 2020, supply and demand for hydrocarbon products were significantly reduced by the global effects of the COVID-19 pandemic and the consequences of containment measures including quarantines, travel restrictions, temporary business closures and similar protective actions.

During late 2020 and early 2021, most countries began to gradually reduce mobility restrictions to less stringent methods of COVID-19 containment (e.g., vaccines, mask requirements and social distancing) allowing for the resumption of travel and business activities.  These changes, coupled with strong fiscal and economic stimulus worldwide, helped bolster an economic recovery in most industrial economies.  According to the EIA, U.S. gross domestic product increased 5.7% in 2021 compared to a decrease of 3.4% in 2020.

This strong economic recovery has increased the demand for hydrocarbon products necessary to produce energy, transportation fuels and raw materials.  Preliminary EIA estimates showed that the global consumption of petroleum and other liquid fuels grew by 5.2 MMBPD in 2021 while at the same time global liquid fuels inventories fell by an average of 1.6 MMBPD.  Crude oil and other liquids production from a combination of members of the Organization of Petroleum Exporting Countries (“OPEC”) and non-OPEC members increased by only 1.7 MMBPD during this period.  The growth in global crude oil consumption relative to production has led to a significant increase in crude oil prices as demonstrated by the average price of Brent crude oil, which increased from an average of $44 per barrel in the fourth quarter of 2020 to $79 per barrel in the fourth quarter of 2021.

The EIA forecasts a reversal of this trend with a prediction that global crude oil and other liquids production will outpace consumption in 2022 and 2023, leading to a rise in global liquid fuels inventories.  Their forecast shows global crude oil and other liquids consumption growing by a cumulative 5.4 MMBPD through 2023, while production is expected to grow by a cumulative 8.0 MMBPD through 2023.  This is expected to cause a rise in global liquid fuels inventories by an average of 0.8 MMBPD in 2022 and 1.0 MMBPD in 2023, which is forecast to put downward pressure on crude oil prices.  According to the EIA, Brent crude oil prices are forecasted to average $83 per barrel in 2022 before decreasing to $68 per barrel in 2023.

We acknowledge some uncertainties exist with respect to the forecasted increases in liquid fuels consumption levels due to the potential for continued supply chain disruptions, labor shortages, inflationary pressures and the potential for additional restrictions associated with COVID-19 containment measures should more contagious variants emerge.  However, we are optimistic that these risks remain outweighed by the strength in the global economy, a seemingly widespread fatigue from COVID-19 related mobility and activity restrictions and the desire by the entire global population to improve their living conditions through the use of hydrocarbons for energy and materials.

We believe that these additional production and consumption trends, along with the associated increases in inventory levels, will create additional opportunities to provide midstream services to our customers while leveraging the strengths of our portfolio, which include:

•
Our Assets – Our people find creative ways to optimize our large, integrated and diversified asset base to provide incremental services to customers and to respond to market opportunities. Additional production volumes could lead to higher demand for processing, transportation, fractionation and terminaling services.  Storage services provide valuable flexibility for customers seeking to balance supply and demand while also allowing us to capture valuable contango and other marketing opportunities should they arise.

•
Our Customers – We have contracted with a large number of quality customers in order to achieve revenue diversification. In 2021, our top 200 largest customers represented 98.6% of consolidated revenues.  Based on their respective year-end 2021 debt ratings, 87.0% of revenues from our top 200 customers were either investment grade rated or backed by letters of credit.  Additionally, less than 3% of our top 200 customer revenues were attributable to sub-investment grade or non-rated upstream producers.

•
Our Liquidity – At December 31, 2021, we had $7.32 billion of consolidated liquidity, which was comprised of $4.5 billion of available borrowing capacity under EPO’s revolving credit facilities and $2.82 billion of unrestricted cash on hand.  Our liquidity is supported by investment grade credit ratings on EPO’s long-term senior unsecured debt of BBB+, Baa1 and BBB+ from Standard and Poor’s, Moody’s and Fitch, respectively.

•
Our Access to Capital Markets – EPO successfully issued $1.0 billion in principal amount of senior notes in 2021.  Based on current conditions, we believe that we will have sufficient liquidity and/or access to debt capital markets to fund our operations, capital investments and the remaining principal amount of senior notes maturing through 2022.

Recent Developments

Enterprise Announces Acquisition of Navitas Midstream

In January 2022, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Navitas Midstream Partners, LLC (“Navitas Midstream”) from an affiliate of Warburg Pincus LLC in a debt-free transaction for $3.25 billion in cash consideration.  Navitas Midstream’s assets include approximately 1,750 miles of pipelines and over 1.0 Bcf/d of cryogenic natural gas processing capacity.  The purchase price was paid in cash at closing on February 17, 2022.   We funded the cash consideration for this acquisition using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.

Enterprise Completes Expansion of Acadian Natural Gas Pipeline System in Louisiana

In December 2021, we announced recently starting commercial service on our new Gillis Lateral pipeline and the associated expansion of our existing Acadian Haynesville Extension system to serve the growing liquefied natural gas (“LNG”) market on the Gulf Coast. The 83-mile Gillis Lateral pipeline originates near Alexandria, Louisiana on our Acadian Haynesville Extension system and extends to third party pipeline interconnects near Gillis, Louisiana, including multiple pipelines serving regional LNG export facilities. The recently completed Gillis Lateral pipeline has the capability to transport approximately 1.0 Bcf/d of natural gas.

To accommodate the additional volumes, we increased capacity on our Acadian Haynesville Extension pipeline from 1.8 Bcf/d to 2.1 Bcf/d by adding horsepower at our Mansfield Compressor Station located in Mansfield, Louisiana. The Legacy Acadian and Haynesville Extension pipelines are part of the Acadian Gas System, which is comprised of approximately 1,300 miles of natural gas pipelines and leased underground storage. It links natural gas supplies in Louisiana and offshore Gulf of Mexico to distribution companies, electric utility plants and industrial customers located primarily in the Baton Rouge/New Orleans/Mississippi River corridor. Our 378-mile Haynesville Gathering System has a capacity of approximately 1.3 Bcf/d, can treat up to 810 MMcf/d of natural gas and provides a significant and reliable source of supply for the Acadian Gas System.

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

Issuance of $1.0 Billion of Senior Notes in September 2021

In September 2021, EPO issued $1.0 billion principal amount of senior notes due February 2053 (“Senior Notes EEE”).   Net proceeds from this offering were used for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of a portion of our $750.0 million in principal amount of 3.50% Senior Notes VV and a portion of our $650.0 million in principal amount of 4.05% Senior Notes CC, in each case at their maturity in February 2022).

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

On January 24, 2022, the ICE Midland WTI American Gulf Coast futures contract went live for trading with the March 2022 contract being the first contract month for deliveries.  The quality specifications of the new futures contract are consistent with West Texas Intermediate (“WTI”) originating from the Permian Basin with common delivery options at either our ECHO terminal in Houston or Magellan’s East Houston terminal. In support of this new futures contract, we and Magellan have discontinued provisions for delivery services under legacy futures contracts that are deliverable at each terminal.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2020 by quarter:
1st Quarter	$1.95	$0.14	$0.37	$0.57	$0.63	$0.93	$0.31	$0.18	$0.19
2nd Quarter	$1.71	$0.19	$0.41	$0.43	$0.44	$0.41	$0.26	$0.11	$0.17
3rd Quarter	$1.98	$0.22	$0.50	$0.58	$0.60	$0.80	$0.35	$0.17	$0.25
4th Quarter	$2.67	$0.21	$0.57	$0.76	$0.68	$0.92	$0.41	$0.24	$0.22
2020 Averages	$2.08	$0.19	$0.46	$0.59	$0.59	$0.77	$0.33	$0.18	$0.21

2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38
2nd Quarter	$2.83	$0.26	$0.87	$0.97	$0.98	$1.46	$0.67	$0.27	$0.41
3rd Quarter	$4.02	$0.35	$1.16	$1.34	$1.34	$1.62	$0.82	$0.36	$0.51
4th Quarter	$5.84	$0.39	$1.24	$1.46	$1.46	$1.82	$0.66	$0.33	$0.41
2021 Averages	$3.85	$0.31	$1.04	$1.18	$1.18	$1.56	$0.72	$0.35	$0.43

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
(2)
NGL prices for ethane, propane, normal butane, isobutane and natural gasoline are based on Mont Belvieu, Texas Non-TET commercial index prices as reported by Oil Price Information Service by IHS Markit (“IHS”).

(3)
Polymer grade propylene prices represent average contract pricing for such product as reported by IHS.  Refinery grade propylene (“RGP”) prices represent weighted-average spot prices for such product as reported by IHS.

(4)
The “Indicative Gas Processing Gross Spread” represents our generic estimate of the gross economic benefit from extracting NGLs from natural gas production based on certain pricing assumptions.  Specifically, it is the amount by which the assumed economic value of a composite gallon of NGLs in Chambers County, Texas exceeds the value of the equivalent amount of energy in natural gas at Henry Hub, Louisiana. Our estimate of the indicative spread does not consider the operating costs incurred by a natural gas processing facility to extract the NGLs nor the transportation and fractionation costs to deliver the NGLs to market.   In addition, the actual gas processing spread earned at each plant is further influenced by regional pricing and extraction dynamics.

The weighted-average indicative market price for NGLs was $0.75 per gallon in 2021 versus $0.38 per gallon for 2020.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2020 by quarter:
1st Quarter	$46.17	$45.51	$47.81	$48.15
2nd Quarter	$27.85	$28.22	$29.68	$30.12
3rd Quarter	$40.93	$41.05	$41.77	$42.47
4th Quarter	$42.66	$43.07	$43.63	$44.08
2020 Averages	$39.40	$39.46	$40.72	$41.21

2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99
2nd Quarter	$66.07	$66.41	$66.90	$67.95
3rd Quarter	$70.56	$70.74	$71.17	$71.51
4th Quarter	$77.19	$77.82	$78.27	$78.41
2021 Averages	$67.92	$68.49	$68.96	$69.47

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

We attempt to mitigate commodity price exposure through our hedging activities and the use of fee-based arrangements.  See Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual  report and “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of this annual report for information regarding our commodity hedging activities.

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Revenues	$40,806.9	$27,199.7
Costs and expenses:
Operating costs and expenses:
Cost of sales	29,887.0	16,723.2
Other operating costs and expenses	2,914.1	2,800.2
Depreciation, amortization and accretion expenses	2,037.5	1,961.5
Asset impairment charges	232.6	890.6
Net gains attributable to asset sales and related matters	6.1	(4.4)
Total operating costs and expenses	35,077.3	22,371.1
General and administrative costs	209.3	219.6
Total costs and expenses	35,286.6	22,590.7
Equity in income of unconsolidated affiliates	583.4	426.1
Operating income	6,103.7	5,035.1
Other income (expense):
Interest expense	(1,283.0)	(1,287.4)
Other, net	4.6	13.7
Total other expense, net	(1,278.4)	(1,273.7)
Income before income taxes	4,825.3	3,761.4
Benefit from (provision for) income taxes	(70.0)	124.3
Net income	4,755.3	3,885.7
Net income attributable to noncontrolling interests	(117.6)	(110.1)
Net income attributable to preferred units	(3.6)	(0.9)
Net income attributable to common unitholders	$4,634.1	$3,774.7

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
NGL Pipelines & Services:
Sales of NGLs and related products	$13,716.5	$8,970.7
Midstream services	2,586.1	2,206.5
Total	16,302.6	11,177.2
Crude Oil Pipelines & Services:
Sales of crude oil	9,519.0	5,410.8
Midstream services	1,383.2	1,278.2
Total	10,902.2	6,689.0
Natural Gas Pipelines & Services:
Sales of natural gas	3,412.7	1,530.5
Midstream services	986.9	1,022.6
Total	4,399.6	2,553.1
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	8,195.7	5,942.6
Midstream services	1,006.8	837.8
Total	9,202.5	6,780.4
Total consolidated revenues	$40,806.9	$27,199.7

Total revenues for 2021 increased $13.61 billion when compared to 2020 primarily due to a $12.99 billion increase in marketing revenues.  Revenues from the marketing of NGLs, natural gas, petrochemicals and refined products increased a combined net $8.88 billion year-to-year primarily due to higher average sales prices, which accounted for an $11.4 billion increase, partially offset by lower sales volumes, which accounted for a $2.52 billion decrease.  Revenues from the marketing of crude oil increased $4.11 billion year-to-year primarily due to higher average sales prices, which accounted for a $2.84 billion increase, and higher sales volumes, which accounted for an additional $1.27 billion increase.

Revenues from midstream services for 2021 increased $617.9 million when compared to 2020.  Revenues from our natural gas processing facilities increased $263.0 million year-to-year primarily due to higher average market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our terminal facilities increased $190.0 million year-to-year primarily due to higher deficiency fee revenue.  Revenues from our crude oil pipeline assets increased $124.5 million year-to-year primarily due to higher demand for crude oil transportation services.  Lastly, revenues from our propylene production facilities increased $74.1 million year-to-year primarily due to higher propylene fractionation fees.

For additional information regarding our revenues, see Note 9 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Operating costs and expenses

Total operating costs and expenses for 2021 increased $12.71 billion when compared to 2020.

Cost of Sales
Cost of sales for 2021 increased $13.16 billion when compared to 2020.  The cost of sales associated with our marketing of NGLs, natural gas, petrochemicals and refined products increased a combined net $8.55 billion year-to-year primarily due to higher average purchase prices, which accounted for a $10.65 billion increase, partially offset by lower sales volumes, which accounted for a $2.1 billion decrease.  The cost of sales associated with our marketing of crude oil increased $4.61 billion year-to-year primarily due to higher average purchase prices, which accounted for a $3.45 billion increase, and higher sales volumes, which accounted for an additional $1.16 billion increase.

Other operating costs and expenses
Other operating costs and expenses for 2021 increased $113.9 million year-to-year primarily due to higher maintenance and employee compensation costs and ad valorem taxes.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense increased $76.0 million year-to-year primarily due to assets placed into full or limited service since the first quarter of 2020 (e.g., Chambers County Frac X and XI, and the Midland-to-ECHO 3 pipeline) and major maintenance activities accounted for under the deferral method.

We adopted the deferral method for our reaction-based plants in November 2020.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.

Asset impairment charges
Non-cash asset impairment charges decreased $658.0 million year-to-year primarily due to the recognition in 2020 of the full impairment of goodwill associated with our Natural Gas Pipelines & Services business segment, which accounted for $296.3 million of expense, the partial impairment of our marine transportation business, which accounted for $256.7 million of expense, and the partial impairment of natural gas gathering and processing assets in South Texas, which accounted for an additional $125.7 million of expense.  For information regarding these charges, see Notes 2, 4 and 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

General and administrative costs

General and administrative costs for 2021 decreased $10.3 million when compared to 2020 primarily due to lower professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for 2021 increased $157.3 million when compared to 2020 primarily due to higher earnings from investments in crude oil pipelines.

Operating income

Operating income for the year ended December 31, 2021 increased $1.07 billion when compared to the year ended December 31, 2020 due to the previously described year-to-year changes in revenues, operating costs and expenses, general and administrative costs and equity in income of unconsolidated affiliates.

Interest expense

The following table presents the components of our consolidated interest expense for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Interest charged on debt principal outstanding	$1,298.9	$1,330.6
Impact of interest rate hedging program, including related amortization	38.3	39.3
Interest costs capitalized in connection with construction projects (1)	(79.6)	(115.0)
Other (2)	25.4	32.5
Total	$1,283.0	$1,287.4

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased $31.7 million year-to-year primarily due to lower debt principal amounts outstanding during 2021, which accounted for a $25.3 million decrease, and the effects of lower overall interest rates during 2021, which accounted for an additional $6.4 million decrease.  Our weighted-average debt principal balance for 2021 was $29.48 billion compared to $29.91 billion for 2020.  For information regarding our debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Income taxes

The following table presents the components of our consolidated benefit from (provision for) income taxes for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Deferred tax benefit (expense) attributable to OTA	$(27.6)	$155.3
Revised Texas Franchise Tax (“Texas Margin Tax”)	(41.9)	(32.1)
Other	(0.5)	1.1
Benefit from (provision for) income taxes	$(70.0)	$124.3

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

At March 5, 2020, the Partnership’s liability recognized in connection with the Liquidity Option Agreement was $511.9 million (referred to as the “Liquidity Option liability”).  Upon settlement of the Liquidity Option Agreement, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA calculated in accordance with ASC 740, Income Taxes.  Since the book value of the Liquidity Option liability exceeded OTA’s estimated deferred tax liability of $439.7 million on that date, we recognized a non-cash benefit in earnings of $72.2 million, which is reflected in the “Benefit from (provision for) income taxes” line on our Statement of Consolidated Operations for the year ended December 31, 2020.  OTA recognized an additional net, non-cash deferred income tax benefit of $83.1 million which reflected a decrease in the outside basis difference of its investment in the Partnership caused by a decline in the market price of the Partnership’s common units subsequent to March 5, 2020 through September 30, 2020.  In total, our earnings for 2020 reflect $155.3 million of deferred income tax benefit attributable to OTA.

On September 30, 2020, OTA exchanged the Partnership common units it owned for non-publicly traded preferred units having a stated value of $1,000 per unit.  As a result and beginning September 30, 2020, OTA’s deferred tax liability no longer fluctuates due to market price changes in our common units.

Income tax expense attributable to the Texas Margin Tax increased $9.8 million year-to-year primarily due to an increase in the Texas apportionment factor and higher Partnership earnings.

For information regarding our income taxes, see Note 15 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Gross operating margin by segment:
NGL Pipelines & Services	$4,315.9	$4,182.4
Crude Oil Pipelines & Services	1,679.9	1,997.3
Natural Gas Pipelines & Services	1,155.5	926.6
Petrochemical & Refined Products Services	1,357.2	1,081.8
Total segment gross operating margin (1)	8,508.5	8,188.1
Net adjustment for shipper make-up rights	53.8	(85.7)
Total gross operating margin (non-GAAP)	$8,562.3	$8,102.4

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part II, Item 7.  The following table presents a reconciliation of operating income to total gross operating margin for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Operating income	$6,103.7	$5,035.1
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,010.6	1,961.5
Asset impairment charges in operating costs and expenses	232.6	890.6
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	6.1	(4.4)
General and administrative costs	209.3	219.6
Total gross operating margin (non-GAAP)	$8,562.3	$8,102.4

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

Winter Storms Uri and Viola in 2021

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

Estimated Impact of Hurricane Ida on Results for 2021

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

We estimate that Hurricane Ida reduced our gross operating margin for the third and fourth quarters of 2021 by approximately $34 million, almost all of which is related to our Louisiana and Mississippi processing, transportation and fractionation assets and related marketing activities, which are a component of our NGL Pipelines & Services segment.  Of this amount, approximately $29 million represents the combined net impact of lower than anticipated volumes and lost business opportunities.  The remaining $5 million represents expenses, net of property damage insurance reimbursements, which we incurred during the year in connection with hurricane-related repair and recovery costs.

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2021	2020
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$1,134.8	$997.5
NGL pipelines, storage and terminals	2,323.7	2,524.1
NGL fractionation	857.4	660.8
Total	$4,315.9	$4,182.4

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,412	3,589
NGL marine terminal volumes (MBPD)	658	722
NGL fractionation volumes (MBPD)	1,253	1,359
Equity NGL production volumes (MBPD) (1)	167	151
Fee-based natural gas processing volumes (MMcf/d) (2, 3)	4,057	4,285

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the year ended December 31, 2021 increased $137.3 million when compared to the year ended December 31, 2020.

Gross operating margin from our Permian Basin natural gas processing facilities increased $93.9 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $67.9 million increase, and higher processing volumes, which accounted for an additional $28.9 million increase.  On a combined basis, fee-based natural gas processing and equity NGL production volumes at our Permian Basin plants increased 158 MMcf/d and 27 MBPD, respectively, year-to-year.

Gross operating margin from our natural gas processing facilities located in the Rocky Mountains (Meeker, Pioneer and Chaco plants) increased a combined $73.6 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing and equity NGL production volumes at these plants decreased 245 MMcf/d and 3 MBPD, respectively, year-to-year.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $44.5 million year-to-year primarily due to higher average processing margins (including the impact of hedging activities).  Net to our interest, combined fee-based natural gas processing and equity NGL production volumes at these plants decreased 50 MMcf/d and increased 3 MBPD, respectively, year-to-year (net to our interest).

Gross operating margin from our NGL marketing activities decreased $72.9 million year-to-year primarily due to lower average sales margins, which accounted for a $44.4 million decrease, and lower sales volumes, which accounted for an additional $18.0 million decrease.  The year-to-year decrease in gross operating margin can be attributed to results from marketing strategies that seek to optimize our export, storage and plant assets, which accounted for a combined $154.6 million decrease, partially offset by higher earnings from strategies that seek to optimize our transportation assets, which accounted for a $91.3 million increase.  In addition, gross operating margin from our NGL marketing activities attributable to non-cash, mark-to-market earnings decreased $9.6 million year-to-year.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets for the year ended December 31, 2021 decreased $200.4 million when compared to the year ended December 31, 2020.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers. On a combined basis, gross operating margin from these pipelines decreased $109.2 million year-to-year primarily due to lower transportation volumes of 49 MBPD (net to our interest), which accounted for an $57.3 million decrease, and a $44.0 million decrease due to lower average transportation and deficiency fees, which was primarily due to certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $53.9 million year-to-year primarily due to lower export volumes of 87 MBPD.  Gross operating margin from our related Houston Ship Channel Pipeline decreased $11.9 million year-to-year primarily due to an 81 MBPD decrease in transportation volumes.  Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $12.8 million year-to-year primarily due to higher export volumes of 23 MBPD.

Gross operating margin from our Dixie Pipeline and related terminals decreased a combined $23.1 million year-to-year primarily due to higher maintenance and other operating costs, which accounted for a $12.0 million decrease, and lower transportation volumes of 20 MBPD, which accounted for an additional $10.9 million decrease.

Gross operating margin from our Chambers County storage complex decreased a net $14.5 million year-to-year primarily due to higher operating costs, which accounted for a $16.8 million decrease, and lower throughput fee revenues, which accounted for an additional $10.7 million decrease, partially offset by higher storage fee revenues, which accounted for a $13.0 million increase.

Gross operating margin from our ATEX Pipeline decreased $10.6 million year-to-year primarily due to a 3 MBPD decrease in transportation volumes, which accounted for a $5.3 million decrease, and higher operating costs, which accounted for an additional $3.4 million decrease.

Gross operating margin from our South Texas NGL Pipeline System increased $13.6 million year-to-year primarily due to higher pipeline capacity fee revenues.  Transportation volumes on our South Texas NGL Pipeline System decreased 7 MBPD year-to-year.

NGL fractionation
Gross operating margin from NGL fractionation during the year ended December 31, 2021 increased $196.6 million when compared to the year ended December 31, 2020.

Gross operating margin from our Chambers County NGL fractionation complex increased a net $196.3 million year-to-year.  This increase was primarily due to higher fractionation volumes, which accounted for a $151.1 million increase, and higher ancillary service revenues, which accounted for an additional $59.4 million increase, partially offset by higher operating costs, which accounted for a $136.8 million decrease.  NGL fractionation volumes at our Chambers County NGL fractionation complex, which includes the average daily operating rates for newly constructed assets from the time the asset was placed into service, decreased 55 MBPD year-to-year (net to our interest).  While the average daily operating rate for our Chambers County NGL fractionation complex decreased year-to-year, total NGL fractionation volumes increased primarily due to a full period of contributions from Frac X and Frac XI, which entered service in late March 2020 and September 2020, respectively.

In addition, gross operating margin at our Chambers County NGL fractionation complex increased due to $63.2 million in margins on the optimization of our power supply arrangements and $40.5 million of payments received in connection with our participation in the Texas Load Resources Demand Response Program (“LaaR”) during the February 2021 winter storms.  The amounts earned from optimization activities were based on the settlement of ERCOT prices, which were finalized by the State of Texas during the second quarter of 2021.  The amounts earned from the LaaR program partially compensate us for higher electricity expenses incurred during the storms and for lost revenues resulting from voluntary fractionation plant outages during the storms.

The natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, generated gross operating margin of $6.8 million.

Gross operating margin from our Norco NGL fractionator decreased $13.5 million year-to-year primarily due to higher maintenance costs and lower fractionation volumes as a result of downtime for major maintenance activities during the second quarter of 2021 and Hurricane Ida during the third quarter of 2021.  NGL fractionation volumes at our Norco NGL fractionator decreased 16 MBPD year-to-year.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2021	2020
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$381.4	$359.2
Other crude oil pipelines, terminals and related marketing results	1,298.5	1,638.1
Total	$1,679.9	$1,997.3

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,088	2,166
Crude oil marine terminal volumes (MBPD)	645	724

Gross operating margin from our Crude Oil Pipelines & Services segment for the year ended December 31, 2021 decreased $317.4 million when compared to the year ended December 31, 2020.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $264.1 million year-to-year primarily due to lower average sales margins, which accounted for a $231.8 million decrease, and lower non-cash, mark-to-market earnings, which accounted for an additional decrease of $22.9 million.  Results from crude oil marketing strategies that optimize our storage and transportation assets decreased $177.5 million and $45.0 million, respectively, year-to-year.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $42.6 million year-to-year primarily due to lower transportation volumes of 17 MBPD, which accounted for a $26.5 million decrease, and lower average transportation fees, which accounted for an additional $20.6 million decrease.  Gross operating margin from our equity investment in the Eagle Ford Crude Oil Pipeline decreased $12.2 million year-to-year primarily due to lower transportation volumes of 42 MBPD (net to our interest).

Gross operating margin from our West Texas Pipeline System decreased $39.8 million year-to-year primarily due to lower average transportation fees.  Transportation volumes on our West Texas Pipeline System increased 34 MBPD year-to-year.

Gross operating margin from crude oil activities at EHT decreased $20.4 million year-to-year primarily due to lower storage revenues and other fees.  Crude oil terminal volumes at EHT decreased 112 MBPD year-to-year.

Gross operating margin from our equity investment in the Seaway Pipeline increased $35.5 million year-to-year primarily due to LaaR payments from power service providers in connection with the February 2021 winter storms.  Transportation volumes on our Seaway Pipeline decreased 30 MBPD year-to-year (net to our interest).

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $22.2 million year-to-year primarily due to higher transportation volumes, which accounted for a $95.6 million increase, partially offset by lower average sales margins from marketing activities, which accounted for a $77.5 million decrease.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2021	2020
Segment gross operating margin	$1,155.5	$926.6

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	14,249	13,421

Gross operating margin from our Natural Gas Pipelines & Services segment for the year ended December 31, 2021 increased $228.9 million when compared to the year ended December 31, 2020.  As noted previously, two major winter storms impacted Texas and the southern U.S. in mid-February 2021.  Given the higher demand for natural gas during the February 2021 winter storms, we sold natural gas to assist electricity generators, natural gas utilities and industrial customers in meeting their requirements.  Gross operating margin from our natural gas marketing activities increased $267.6 million year-to-year primarily due to higher average sales margins in connection with these unusual storm events.

Gross operating margin from our Permian Basin Gathering System increased $15.5 million year-to-year primarily due to higher condensate sales, which accounted for a $10.8 million increase, and higher natural gas gathering volumes of 200 BBtus/d, which accounted for an additional $8.5 million increase.  The year-to-year increase in gathering volumes is attributable to deliveries at our Orla facility.

Gross operating margin from our Texas Intrastate System decreased a net $58.9 million year-to-year primarily due to lower capacity reservation revenues, which accounted for a $118.2 million decrease, partially offset by higher storage and other fees, which accounted for a $32.8 million increase, and higher transportation volumes of 591 BBtus/d, which accounted for an additional $18.6 million increase.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the years indicated (dollars in millions, volumes as noted):

	For the Year Ended December 31,
	2021	2020
Segment gross operating margin:
Propylene production and related activities	$798.2	$471.0
Butane isomerization and related operations	75.0	67.6
Octane enhancement and related plant operations	106.9	161.7
Refined products pipelines and related activities	289.6	318.6
Ethylene exports and related activities	73.8	25.6
Marine transportation and other services	13.7	37.3
Total	$1,357.2	$1,081.8

Selected volumetric data:
Propylene production volumes (MBPD)	99	89
Butane isomerization volumes (MBPD)	85	96
Standalone DIB processing volumes (MBPD)	154	127
Octane enhancement and related plant sales volumes (MBPD) (1)	33	35
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	890	802
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	234	262

(1)	Reflects aggregate sales volumes for our octane additive and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the year ended December 31, 2021 increased $327.2 million when compared to the year ended December 31, 2020.  Gross operating margin from our Chambers County propylene production facilities increased a combined net $324.7 million year-to-year primarily due to higher average sales margins, which accounted for a $220.5 million increase, higher propylene fractionation fees, which accounted for a $119.6 million increase, and higher propylene sales volumes, which accounted for an additional $31.6 million increase, partially offset by higher operating costs, which accounted for a $52.6 million decrease.  Propylene and associated by-product production volumes at these facilities increased a combined 9 MBPD year-to-year (net to our interest).

Butane isomerization and related operations
Gross operating margin from isomerization and related operations increased a net $7.4 million year-to-year primarily due to higher average by-product sales prices, which accounted for a $22.1 million increase, partially offset by higher operating costs, which accounted for a $14.7 million decrease.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations decreased $54.8 million year-to-year primarily due to higher operating costs, which accounted for a $29.4 million decrease, and lower sales volumes, which accounted for an additional $25.9 million decrease.  Volumes at these facilities for 2021 were lower when compared to 2020 primarily due to planned major maintenance activities, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the year ended December 31, 2021 decreased $29.0 million when compared to the year ended December 31, 2020.

Gross operating margin from our refined products marketing activities decreased $44.6 million year-to-year primarily due to lower average sales margins.

Gross operating margin from our TE Products Pipeline System and associated terminals increased a combined $13.5 million year-to-year primarily due to higher aggregate transportation volumes.  Overall transportation volumes on our TE Products Pipeline System increased a net 56 MBPD year-to-year.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities for the year ended December 31, 2021 increased $48.2 million when compared to the year ended December 31, 2020.

Gross operating margin from our ethylene export terminal increased $23.3 million year-to-year primarily due to higher export volumes of 4 MBPD (net to our interest). Gross operating margin from our other ethylene activities increased $24.9 million year-to-year primarily due to higher storage fees, which accounted for an $11.5 million increase, higher sales volumes, which accounted for a $4.7 million increase, and higher average sales margins, which accounted for an additional $4.6 million increase.

Marine transportation and other services
Gross operating margin from marine transportation and other services decreased $23.6 million year-to-year primarily due to lower average fees and lower average fleet utilization rates in 2021.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this annual report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At December 31, 2021, we had $7.32 billion of consolidated liquidity, which was comprised of $4.5 billion of available borrowing capacity under EPO’s revolving credit facilities and $2.82 billion of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement (the “2021 Shelf”) on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.  The 2021 Shelf replaced our prior universal shelf registration statement, which is set to expire in March 2022.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the years indicated (dollars in millions).

	For the Year Ended December 31,
	2021	2020
Net cash flows provided by operating activities	$8,512.5	$5,891.5
Cash used in investing activities	2,134.6	3,120.7
Cash used in financing activities	4,571.3	2,022.7

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

The following information highlights significant year-to-year fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the year ended December 31, 2021 increased $2.62 billion when compared to the year ended December 31, 2020 primarily due to:

•	a $1.57 billion year-to-year increase attributable to the return of working capital employed in our marketing activities primarily related to storage optimization strategies;

•	a $568.7 million year-to-year increase primarily due to the timing of cash receipts and payments related to operations;

•
a $369.6 million year-to-year increase resulting from higher partnership earnings in 2021 when compared to 2020 (determined by adjusting our $869.6 million year-to-year increase in net income for changes in the non-cash items identified on our Statements of Consolidated Cash Flows); and

•	a $117.2 million year-to-year increase in cash distributions received on earnings from unconsolidated affiliates primarily attributable to our investments in crude oil pipelines.

For information regarding significant year-to-year changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part II, Item 7.

Investing activities
Cash used in investing activities for the year ended December 31, 2021 decreased a net $986.1 million when compared to the year ended December 31, 2020 primarily due to:

•	a $1.06 billion year-to-year decrease in investments for property, plant and equipment (see “Capital Investments” within this Part II, Item 7 for additional information); and

•
a $51.5 million year-to-year increase in proceeds from asset sales primarily due to the sale of a coal bed natural gas gathering system and related Val Verde treating facility in April 2021; partially offset by

•	a $141.2 million year-to-year decrease in return of capital cash distributions from unconsolidated affiliates primarily attributable to our investments in crude oil pipelines.

Financing activities
Cash used in financing activities for the year ended December 31, 2021 increased $2.55 billion when compared to the year ended December 31, 2020.  The year-to-year increase was primarily due to a net cash outflow of $273.7 million related to debt transactions that occurred during the year ended December 31, 2021 compared to a net cash inflow of $2.19 billion during the year ended December 31, 2020.  In 2021, we repaid $1.33 billion aggregate principal amount of senior notes, partially offset by the issuance of $1.0 billion principal amount of senior notes.  In 2020, we issued $4.25 billion aggregate principal amount of senior notes, partially offset by the repayment of $1.5 billion aggregate principal amount of senior notes.  In addition, net repayments of short-term notes under EPO’s commercial paper program were $481.8 million in 2020.

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

The following table summarizes our calculation of DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021		2020
Net income attributable to common unitholders (GAAP) (1)	$4,634.1		$3,774.7
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	2,139.8		2,071.9
Cash distributions received from unconsolidated affiliates (2)	590.1		614.1
Equity in income of unconsolidated affiliates	(583.4)		(426.1)
Asset impairment charges	232.8		890.6
Change in fair market value of derivative instruments	(27.4)		(79.3)
Deferred income tax expense (benefit)	39.8		(147.6)
Sustaining capital expenditures (3)	(430.1)		(293.6)
Other, net (4)	(126.8)		22.5
Operational DCF (5)	$6,468.9		$6,427.2
Proceeds from asset sales	64.3		12.8
Monetization of interest rate derivative instruments accounted for as cash flow hedges	75.2		(33.3)
DCF (non-GAAP)	$6,608.4		$6,406.7

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$3,992.6		$3,926.8

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$1.8150		$1.7850

Total DCF retained by the Partnership with respect to period (7)	$2,615.8		$2,479.9

Distribution coverage ratio (8)	1.66	x	1.63	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part II, Item 7.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	The year ended December 31, 2021 includes $100 million of trade accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

(8)	Distribution coverage ratio is determined by dividing DCF by total cash distributions paid to common unitholders and in connection with distribution equivalent rights with respect to the period.

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Net cash flows provided by operating activities (GAAP)	$8,512.5	$5,891.5
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(1,366.7)	767.5
Sustaining capital expenditures	(430.1)	(293.6)
Distributions received from unconsolidated affiliates attributable to the return of capital	46.3	187.5
Proceeds from asset sales	64.3	12.8
Net income attributable to noncontrolling interests	(117.6)	(110.1)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	75.2	(33.3)
Other, net	(175.5)	(15.6)
DCF (non-GAAP)	$6,608.4	$6,406.7

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

FCF fluctuates year-to-year based on a number of factors including earnings, the level of investing activities, the timing of operating cash receipts and payments, and contributions from noncontrolling interests.  The following table summarizes our calculation of FCF for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Net cash flows provided by operating activities (GAAP)	$8,512.5	$5,891.5
Adjustments to net cash flows provided by operating activities to derive FCF (addition or subtraction indicated by sign):
Cash used in investing activities	(2,134.6)	(3,120.7)
Cash contributions from noncontrolling interests	72.4	30.9
Cash distributions paid to noncontrolling interests	(153.7)	(131.3)
FCF (non-GAAP)	$6,296.6	$2,670.4

The elements used in calculating FCF are sourced directly from our Statements of Consolidated Cash Flows presented under Part II, Item 8 of this annual report.  For a discussion of significant year-to-year changes in our cash flow statement amounts, see “Cash Flow Statement Highlights” within this Part II, Item 7.

Capital Investments

The following table summarizes our capital investments for the years indicated (dollars in millions):

	For the Year Ended December 31,
	2021	2020
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$1,807.4	$2,985.8
Sustaining capital projects (3)	415.8	302.1
Total	$2,223.2	$3,287.9

Investments in unconsolidated affiliates	$2.1	$15.6

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

We placed a number of growth capital projects into commercial service during 2021 including:

•	a natural gasoline hydrotreater at our Chambers County complex in October 2021;
•	the Baymark ethylene pipeline in November 2021; and
•	the Gillis Lateral natural gas pipeline and its related infrastructure in December 2021.

We currently have $2.2 billion of growth capital projects scheduled to be completed by the end of 2023, which includes our PDH 2 facility in the second quarter of 2023.

Based on information currently available, we expect our total capital investments for 2022, net of contributions from noncontrolling interests, to approximate $1.9 billion, which reflects growth capital investments of $1.5 billion and sustaining capital expenditures of $350 million.  These amounts do not include capital investments associated with SPOT, our proposed deep-water offshore crude oil terminal, which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT as early as mid-2022; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

In January 2022, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Navitas Midstream Partners, LLC (“Navitas Midstream”) from an affiliate of Warburg Pincus LLC for $3.25 billion.  The purchase price was paid in cash at closing on February 17, 2022.   We funded the cash consideration for this acquisition using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.

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

Comparison of Year Ended December 31, 2021 with Year Ended December 31, 2020

In total, investments in growth capital projects decreased $1.18 billion year-to-year primarily due to the following:

•
completion of projects associated with crude oil pipelines (e.g., expansion projects involving the Midland-to-ECHO System and related crude oil-related infrastructure supporting Permian Basin producers), which accounted for a combined $479.4 million decrease;

•	completion of projects at our Chambers County complex (e.g., the completion of Frac X and Frac XI) during 2020, which accounted for a $346.9 million decrease;

•	lower investments in Permian Basin natural gas processing facilities and related infrastructure during 2021, which accounted for a $65.3 million decrease; and

•	lower investments in projects related to our ethylene business during 2021, which accounted for a $57.1 million decrease.

Investments attributable to sustaining capital projects increased $113.7 million year-to-year primarily due to the cost of major maintenance activities performed during the year ended December 31, 2021 at certain of our reaction-based plants (PDH 1, octane enhancement and HPIB facilities).  These costs accounted for $106.3 million of the year-to-year increase in sustaining capital investments.  For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  We adopted the deferral method for our reaction-based plants in November 2020.  Historically, the costs of major maintenance activities attributable to our reaction-based facilities, principally our octane enhancement assets, were not material to our consolidated financial statements.

Consolidated Debt

At December 31, 2021, the average maturity of EPO’s consolidated debt obligations was approximately 20.7 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations and associated estimated cash payments for interest at December 31, 2021 for the years indicated (dollars in millions):

	Total	2022	2023	2024	2025	2026	Thereafter
Principal amount of senior and junior debt obligations	$29,821.4	$1,400.0	$1,250.0	$850.0	$1,150.0	$875.0	$24,296.4
Estimated cash payments for interest (1)	28,488.2	1,272.4	1,232.2	1,194.0	1,152.6	1,118.4	22,518.6

(1)
Estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2021, the contractually scheduled maturities of such balances, and the applicable interest rates. Our estimated cash payments for interest are influenced by the long-term maturities of our $2.65 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2021, as applicable, for each note through the respective maturity date.

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

In September 2021, EPO entered into a new 364-Day Revolving Credit Agreement (the “September 2021 364-Day Revolving Credit Agreement”) that replaced its September 2020 364-Day Revolving Credit Agreement.  The September 2021 364-Day Revolving Credit Agreement matures in September 2022.  EPO’s borrowing capacity was unchanged from the prior 364-Day Revolving Credit Agreement.  As of December 31, 2021, there are no principal amounts outstanding under this new revolving credit agreement.

In September 2021, EPO entered into a new multi-year revolving credit agreement that matures in September 2026 (the “September 2021 Multi-Year Revolving Credit Agreement”). The September 2021 Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2024.  EPO’s borrowing capacity under the September 2021 Multi-Year Revolving Credit Agreement is $3.0 billion (which may be increased by up to $500.0 million to $3.5 billion at EPO’s election, provided certain conditions are met) under the September 2021 Multi-Year Revolving Credit Agreement.  As of December 31, 2021, there are no principal amounts outstanding under this new revolving credit agreement.
In September 2021, EPO issued $1.0 billion in principal amount of senior notes due February 2053 (“Senior Notes EEE”).  Senior Notes EEE were issued at 99.170% of their principal amount and have a fixed rate of interest of 3.30% per year.  Net proceeds from the issuance of these senior notes were used for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of a portion of our $750.0 million in principal amount of 3.50% Senior Notes VV and a portion of our $650.0 million in principal amount of 4.05% Senior Notes CC, in each case at their maturity in February 2022).

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Credit Ratings

As of February 28, 2022, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change.  A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Product Purchase Commitments

The following table presents our unconditional product purchase commitments at December 31, 2021 for the years indicated (dollars in millions):

	Total	2022	2023	2024	2025	2026	Thereafter
Product purchase commitments	$18,805.1	$3,420.7	$3,070.9	$2,807.7	$2,348.6	$1,988.6	$5,168.6

We have long-term product purchase commitments for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2021 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

For additional information regarding our product purchase commitments, see Note 16 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Enterprise Declares Cash Distribution for Fourth Quarter of 2021

On January 6, 2022, we announced that the Board declared a quarterly cash distribution of $0.465 per common unit, or $1.86 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the fourth quarter of 2021.  The quarterly distribution was paid on February 11, 2022 to unitholders of record as of the close of business on January 31, 2022.  The total amount paid was $1.02 billion, which includes $8.0 million for distribution equivalent rights on phantom unit awards.

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

The Partnership repurchased an aggregate 9,891,956 common units under the 2019 Buyback Program through open market purchases during the year ended December 31, 2021.  The total cost of these repurchases, including commissions and fees, was $213.9 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  As of December 31, 2021, the remaining available capacity under the 2019 Buyback Program was $1.52 billion.

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

At December 31, 2021 and 2020, the net carrying value of our property, plant and equipment was $42.09 billion and $41.91 billion, respectively.  We recorded $1.71 billion and $1.68 billion of depreciation expense during the years ended December 31, 2021 and 2020, respectively.  For information regarding our property, plant and equipment, see Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other-than-temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the value of an investment is not recoverable due to an other-than-temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value.  We assess the fair value of our equity method investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party sales and discounted estimated cash flow models.  Estimates of discounted cash flows are based on a number of assumptions including discount rates; probabilities assigned to different cash flow scenarios; anticipated margins and volumes and estimated useful lives of the investment’s underlying assets.

A significant change in the assumptions we use to measure recoverability of long-lived assets and the fair value of equity method investments could result in our recording a non-cash impairment charge. Any write-down of the carrying values of such assets would increase operating costs and expenses at that time.

In 2021 and 2020, we recognized non-cash asset impairment charges attributable to assets other than goodwill totaling $232.6 million and $594.3 million, respectively, which are a component of operating costs and expenses. For information regarding impairment charges involving property, plant and equipment and investments in unconsolidated affiliates, see Notes 4 and 5, respectively, of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

At December 31, 2021 and 2020, the carrying value of our customer relationship and contract-based intangible asset portfolio was $3.15 billion and $3.31 billion, respectively.  We recorded $150.9 million and $143.2 million of amortization expense attributable to intangible assets during the years ended December 31, 2021 and 2020, respectively.  For information regarding our intangible assets, see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

Methods We Employ to Measure the Fair Value of Goodwill and Related Assets

Our goodwill balance was $5.45 billion at December 31, 2021 and 2020.  Goodwill, which represents the cost of an acquired business in excess of the fair value of its net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable.  Goodwill impairment charges represent the amount by which a reporting unit’s carrying value (including its respective goodwill) exceeds its fair value, not to exceed the carrying amount of the reporting unit’s goodwill.

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

We did not record any goodwill impairment charges during the year ended December 31, 2021.  Based on our most recent goodwill impairment test at December 31, 2021, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At December 31, 2021, the total amount of Guaranteed Debt was $30.26 billion, which was comprised of $27.17 billion of EPO’s senior notes, $2.63 billion of EPO’s junior subordinated notes and $452.7 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $45.92 billion at December 31, 2021.  The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the year ended December 31, 2021 was $4.49 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the consolidated financial statements of the Partnership presented under Item 8 of this annual report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at December 31, 2021 (dollars in millions):

Selected asset information:
Current receivables from Non-Obligor Subsidiaries	$358.4
Other current assets	7,993.7
Long-term receivables from Non-Obligor Subsidiaries	187.3
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $45.92 billion	8,790.8

Selected liability information:
Current portion of Guaranteed Debt, including interest of $452.7 million	$1,852.5
Current payables to Non-Obligor Subsidiaries	1,829.1
Other current liabilities	4,743.2
Noncurrent portion of Guaranteed Debt, principal only	28,406.8
Noncurrent payables to Non-Obligor Subsidiaries	27.0
Other noncurrent liabilities	48.7

Mezzanine equity of Obligor Group:
Preferred units	$49.3

The following table presents summarized income statement information for the combined Obligor Group for the year ended December 31, 2021 (dollars in millions):

Revenues from Non-Obligor Subsidiaries	$13,113.8
Revenues from other sources	16,676.5
Operating income of Obligor Group	1,489.8
Net income of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $4.49 billion	144.9

Related Party Transactions

For information regarding our related party transactions, see Note 14 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report as well as Part III, Item 13 of this annual report.

Income Taxes

On September 29, 2021, the Internal Revenue Service (“IRS”) issued a Notice of Selection for Examination to EPO, stating that the IRS has selected its 2019 and 2020 partnership tax returns for examination.  On January 6, 2022, the IRS issued a Notice of Selection for Examination to the Partnership stating that the IRS has selected our 2019 and 2020 partnership tax returns for examination.  These are routine compliance examinations of various items of income, gain, deductions, losses and credits of EPO and the Partnership, respectively, during the years under examination.  The examinations have commenced but are in a preliminary stage, and it is currently not known whether the IRS will propose any adjustments to the 2019 or 2020 partnership tax returns or whether such adjustments, if any, will be material.

Insurance

For information regarding insurance matters, see Note 17 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Commodity Hedging Activities

The price of energy commodities such as natural gas, NGLs, crude oil, petrochemicals and refined products are subject to fluctuations in response to changes in supply and demand, market conditions and a variety of additional factors that are beyond our control.  In order to manage such price risks, we enter into commodity derivative instruments such as physical forward contracts, futures contracts, fixed-for-float swaps and basis swaps.

At December 31, 2021, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	December 31, 2021	January 31, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$3.7	$8.8	$(8.3)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	2.6	8.9	(10.1)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	4.9	8.7	(6.5)

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	December 31, 2021	January 31, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(388.2)	$83.9	$66.3
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(521.0)	76.7	65.0
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(255.4)	91.1	67.6

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2020	December 31, 2021	January 31, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(184.3)	$(54.7)	$(105.4)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(266.5)	(120.2)	(164.4)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	(102.1)	10.9	(46.4)

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

As a result of market conditions in March 2021, we terminated our entire portfolio of forward-starting swaps, representing an aggregate $1.08 billion in notional value.  As of the filing date of this annual report, we do not have any interest rate hedging derivative instruments outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Section 302 and 906 Certifications

The required certifications of Messrs. Teague and Fowler under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this annual report (see Exhibits 31 and 32 under Part IV, Item 15 of this annual report).

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2021

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

Our management assessed the effectiveness of Enterprise Products Partners L.P.’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  This assessment included a review of the design and operating effectiveness of internal controls over financial reporting as well as the safeguarding of assets.  Based on our assessment, we believe that, as of December 31, 2021, Enterprise Products Partners L.P.’s internal control over financial reporting is effective based on those criteria.

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

Pursuant to the requirements of Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, this annual report on Internal Control Over Financial Reporting has been signed below by the following persons on behalf of the registrant and in their respective capacities indicated below on February 28, 2022.

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
Houston, Texas

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting as of December 31, 2021.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2022

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Edwin C. Smith serves as an advisory director for Enterprise GP, and O.S. Andras serves as an honorary director.  Larry J. Casey also served as an advisory director until his passing in March 2021.  Service as an advisory or honorary director does not confer any of the rights, obligations, liabilities or responsibilities of a director of Enterprise GP (including any power or authority to vote on any matters as a director).

As is commonly the case with publicly traded limited partnerships, we do not directly employ any of the persons responsible for our management, administrative or operating functions.  Pursuant to the administrative services agreement (“ASA”) with EPCO, these roles are performed by employees of EPCO, which are under the direction of the Board and executive officers of Enterprise GP.  The executive officers of Enterprise GP are elected for one-year terms and may be removed, with or without cause, only by the Board.  Our limited partners do not elect the officers or directors of Enterprise GP.  The DD LLC Trustees, through their control of Enterprise GP, have the ability to elect, remove and replace at any time, the officers and directors of Enterprise GP.  Each member of the Board of Enterprise GP serves until such member’s death, resignation or removal.  The employees of EPCO who served as directors of Enterprise GP during 2021 were Ms. Duncan Williams and Messrs. Bachmann, Fowler, Teague and Weitzel.

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

Directors and Executive Officers of Enterprise GP

The following table sets forth the name, age and position of each of the directors, excluding advisory or honorary directors, and executive officers of Enterprise GP at February 28, 2022.  Each executive officer holds the same respective office shown below in the managing member of EPO.

Name	Age	Position with Enterprise GP
Randa Duncan Williams (1,2,6)	60	Director and Chairman of the Board
Richard H. Bachmann (1,6)	69	Director and Vice Chairman of the Board
A. James Teague (1,6,7,8)	76	Director and Co-CEO
W. Randall Fowler (1,6,7,8)	65	Director, Co-CEO and CFO
Carin M. Barth (2,6)	59	Director
Murray E. Brasseux (4)	73	Director
James T. Hackett (2,3,6)	68	Director
William C. Montgomery (4,5)	60	Director
John R. Rutherford (4)	61	Director
Richard S. Snell (4,6)	79	Director
Harry P. Weitzel (6,8)	57	Director and Executive Vice President, General Counsel and Secretary
Graham W. Bacon (8)	58	Executive Vice President and Chief Operating Officer
R. Daniel Boss (8)	46	Executive Vice President – Accounting, Risk Control and Information Technology
Christian M. Nelly (8)	46	Executive Vice President – Finance and Sustainability and Treasurer
Brent B. Secrest (8)	49	Executive Vice President and Chief Commercial Officer

(1)	Member of Office of the Chairman
(2)	Member of the Governance Committee
(3)	Chairman of the Governance Committee
(4)	Member of the Audit and Conflicts Committee
(5)	Chairman of the Audit and Conflicts Committee
(6)	Member of the Capital Projects Committee
(7)	Co-Chairman of the Capital Projects Committee
(8)	Executive officer

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

Ms. Barth is co-founder and President of LB Capital Inc., a private equity investment firm established in 1988.  She currently serves on the following boards of directors: Black Stone Minerals, L.P., where she is Chair of the Audit Committee, Group 1 Automotive, Inc., where she is Chair of the Audit Committee and BBVA USA Bancshares, Inc. Additionally, she is Chairman of The Welch Foundation and a board member of the Ronald McDonald House of Houston.

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

Mr. Hackett previously served as an Advisor and Partner to private energy investing firm Riverstone Holdings LLC.  He served as Executive Chairman and CEO of Anadarko Petroleum Corporation, an independent oil and natural gas exploration and production company, from 2003 to 2013.  Mr. Hackett is a board member of Fluor Corporation and NOV, Inc.  He is a former director of Cameron International and the former Chairman of the Board of the Federal Reserve Bank of Dallas. He is a past Chairman (and now Member) of the National Petroleum Council, a member of the Society of Petroleum Engineers, a member of the Baylor College of Medicine Board of Trustees and a member of the Rice University Board of Trustees.  Mr. Hackett also serves as a faculty member at Rice University and The University of Texas (Austin).

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

Brent B. Secrest

Mr. Secrest was elected Executive Vice President and Chief Commercial Officer of Enterprise GP in September 2019.  Mr. Secrest most recently served as Senior Vice President (Commercial) of Enterprise GP from July 2018 to August 2019.  He previously served as Senior Vice President (Liquid Hydrocarbons Marketing) of Enterprise GP from May 2016 to June 2018, as Vice President (Crude Oil and Refined Products Marketing) from October 2015 to May 2016 and as Vice President (Crude Oil Pipelines and Terminals) from October 2012 to October 2015.  He has also served us in various other leadership positions, including in the areas of NGL marketing and supply, commercial development, distribution, and business analysis.  Mr. Secrest has over 25 years of experience in the energy industry and began his career at Basis Petroleum Inc. prior to joining EPCO in 1996.

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

Five of our directors are current employees of EPCO and officers of Enterprise GP or its affiliates.  Each of these directors has significant experience in our industry as executive officers as well as other qualifications, attributes and skills.  These include:

•	for Ms. Duncan Williams, legal and community involvement with numerous charitable organizations, and active involvement in EPCO’s businesses, including ownership in and management of our businesses;

•	for Mr. Teague, over 40 years of commercial management of midstream assets and marketing and trading activities, both for third parties and for us;

•	for Mr. Fowler, over 22 years of experience with our midstream assets, including finance, accounting and investor relations and, for over 16 years, as a member of our executive management team;

•
for Mr. Bachmann, over 30 years of experience with our midstream assets, including legal, regulatory, contracts and mergers and acquisitions and, for over 22 years, as a member of either EPCO’s or our executive management teams; and

•
for Mr. Weitzel, over 25 years of experience in Texas and California as a commercial litigator, having successfully represented individual, corporate and governmental clients as plaintiffs and defendants in a wide variety of business-related matters.

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

As an advisory director, Mr. Smith has experience in banking and investment matters.  As an honorary director, Mr. Andras has a long history with us and our operations, including being a former CEO.

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

NYSE Corporate Governance Listing Standards

On March 9, 2021, Mr. Teague certified to the NYSE (as required by Section 303A.12(a) of the NYSE Listed Company Manual) that he was not aware of any violation by us of the NYSE’s Corporate Governance listing standards as of that date.

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

Summary Compensation Table

The following table presents total compensation amounts paid, accrued or otherwise expensed by us with respect to our (i) co-CEOs, (ii) CFO and (iii) three highest paid officers of our general partner, other than our principal executive and financial officers, who were serving in such capacity at December 31, 2021.  Collectively, these five individuals were our “named executive officers” for 2021.  To the extent such individuals were also named executive officers for 2020 and 2019, their total compensation for those years is presented as well.

				Equity-
		Cash		Based	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($) (2)	($)
A. James Teague,	2021	$ 987,500	$ 3,200,000	$ 5,197,500	$ 1,031,514	$ 10,416,514
Co-CEO	2020	937,572	3,000,000	5,796,000	915,797	10,649,369
	2019	887,500	3,000,000	5,827,500	822,661	10,537,661

W. Randall Fowler,	2021	731,250	2,400,000	3,898,125	753,389	7,782,764
Co-CEO and CFO	2020	660,938	2,250,000	4,399,950	637,630	7,948,518
	2019	609,375	2,250,000	3,663,000	519,072	7,041,447

Graham W. Bacon,	2021	524,000	750,000	1,975,050	457,633	3,706,683
Executive Vice President and	2020	511,250	700,000	2,318,400	418,486	3,948,136
Chief Operating Officer	2019	481,250	500,000	2,358,750	386,692	3,726,692

Brent B. Secrest,	2021	484,000	700,000	1,975,050	397,510	3,556,560
Executive Vice President and	2020	468,750	700,000	2,356,199	315,031	3,839,980
Chief Commercial Officer	2019	390,000	500,000	1,248,750	219,012	2,357,762

Christian M. Nelly,	2021	361,969	414,375	1,662,161	260,951	2,699,456
Executive Vice President – Finance	2020	336,375	390,000	1,109,471	659,699	2,495,545
and Sustainability and Treasurer

(1)
Amounts represent our estimated share of the aggregate grant date fair value of equity-based awards granted during each year presented.  See “Grants of Equity-Based Awards in Fiscal Year 2021” within this Item 11 for information regarding awards granted in the year ended December 31, 2021.

(2)
Amounts include (i) contributions in connection with funded, qualified, defined contribution retirement plans, (ii) quarterly distributions paid on equity-based awards, (iii) the imputed value of life insurance premiums paid on behalf of the officer, (iv) employee retention payments and (v) other amounts.

Bonus amounts shown in the preceding table represent discretionary annual awards earned by each named executive officer with respect to the year presented.  Bonus amounts are paid in cash in February of the following year (e.g., the bonus amount for 2021 was paid in February 2022).

The following table presents the components of “All Other Compensation” for each named executive officer for the year ended December 31, 2021:

Named Executive Officer	Contributions Under Funded, Qualified, Defined Contribution Retirement Plans	Distributions Paid On Equity-Based Awards (1)	Life Insurance Premiums	Other	Total All Other Compensation
A. James Teague	$34,800	$986,400	$4,697	$5,617	$1,031,514
W. Randall Fowler	26,100	715,908	6,286	5,095	753,389
Graham W. Bacon	34,800	414,285	2,838	5,710	457,633
Brent B. Secrest	31,900	359,670	990	4,950	397,510
Christian M. Nelly	31,102	223,361	965	5,523	260,951

(1)
Reflects aggregate cash payments made to the named executive officer in connection with (i) distribution equivalent rights (“DERs”) issued in tandem with phantom unit awards and (ii) distributions paid in connection with profits interest awards.  With respect to DER amounts allocated to us, the following cash payments were made to the named executive officers during the year ended December 31, 2021: Mr. Teague, $986,400; Mr. Fowler, $700,439; Mr. Bacon, $390,713; Mr. Secrest, $329,625; and Mr. Nelly, $203,143.

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

For the three years ended December 31, 2021, the primary elements of compensation for the named executive officers consisted of annual cash base salary, a discretionary annual bonus, equity awards under long-term incentive arrangements and other compensation, including very limited perquisites.  With respect to the annual periods presented in the Summary Compensation Table, EPCO’s compensation package for the named executive officers did not include any compensation elements based on targeted performance-based criteria. We believe that the absence of targeted performance-based criteria has the effect of discouraging excessive risk taking by our named executive officers.

Changes in the base salaries of our named executive officers during the three years ended December 31, 2021 were largely budget-driven and made consistent relative to increases in the base salaries of our other executive officers.

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

Historically, each of our named executive officers was granted a “profits interest” award in one or more Employee Partnerships, which function as long-term incentive arrangements for key employees of EPCO.  If certain conditions are met, the employee participants in each Employee Partnership will be entitled to (i) a residual profits interest in the assets of the Employee Partnership at liquidation, along with (ii) quarterly cash distributions. The residual assets to be distributed, if any, consist of common units of Enterprise Products Partners L.P. owned by the Employee Partnership.

In June 2021, the profits interest awards attributable to EPD PubCo Unit II L.P. (“PubCo II”) and EPD PrivCo Unit I L.P. (“PrivCo I”) vested and Messrs. Fowler, Secrest and Nelly received a liquidating distribution of residual assets. See “Vesting of Equity-Based Awards in 2021” within this Item 11 for additional information regarding these vestings. The last remaining Employee Partnership in which one or more of our named executive officers currently participate, EPD 2018 Unit IV L.P. (“EPD IV”), is scheduled to liquidate in December 2023.  Messrs. Bacon, Secrest and Nelly were granted profits interest awards in EPD IV.

EPCO expects to continue its policy of paying for limited perquisites attributable to our named executive officers.  EPCO also makes matching contributions under its defined contribution plans for the benefit of our named executive officers in the same manner as it does for other EPCO employees.

EPCO does not offer our named executive officers a defined benefit pension plan.  Also, none of our named executive officers had nonqualified deferred compensation during the three years ended December 31, 2021.

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

The compensation of our other named executive officers (other than equity-based awards granted under EPCO’s long-term incentive plans) is determined by our Co-CEOs.  Neither EPCO nor Enterprise GP has a separate compensation committee; however, grants of equity-based compensation under EPCO’s long-term incentive plans (e.g., phantom unit awards) to our named executive officers, including our Co-CEOs, have been approved by the Audit and Conflicts Committee for grants prior to May 8, 2019, and have been, and for the foreseeable future, will be, approved by the IPA Subcommittee for grants on and after May 8, 2019.

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

In making compensation decisions, EPCO considers market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, relevant compensation surveys and reports.  These surveys and reports are conducted and prepared by third party compensation consultants. In 2021, EPCO engaged Meridian Compensation Partners, LLC (the “Consultant”) to complete a detailed review of executive compensation relative to our industry.  In connection with this review, the Consultant provided comparative market data on compensation practices and programs for executive level positions based on an analysis of industry participants.  The market data for industry participants included information from CenterPoint Energy, Inc.; Dominion Energy, Inc.; Enbridge Inc.; Energy Transfer LP; Kinder Morgan Inc.; Magellan Midstream Partners, L.P.; ONEOK, Inc.; Plains All American Pipeline, L.P.; Targa Resources Corporation; The Williams Companies, Inc.; and TC Energy Corporation.

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

With the exception of Messrs. Fowler and Nelly, each of our named executive officers devoted all of their time to our consolidated businesses during the years ended December 31, 2021, 2020 and 2019. Mr. Fowler devoted approximately 75% of his time to our consolidated businesses during this three year period, with the remainder of his time allocated to EPCO and its privately held affiliates. On average, Mr. Nelly devoted approximately 97.5% of his time to our consolidated businesses during 2021 and 2020, with the remainder of his time allocated to EPCO and its privately held affiliates.

Grants of Equity-Based Awards in Fiscal Year 2021

The following table presents information concerning each grant of an equity-based award in 2021 to a named executive officer for which we will be allocated our pro rata share of the related cost under the ASA.

					Grant
					Date Fair
					Value of
		Estimated Future Payouts Under			Equity-
		Equity Incentive Plan Awards			Based
	Grant	Threshold	Target	Maximum	Awards
Award Type/Named Executive Officer	Date	(#)	(#)	(#)	($) (1)
Phantom unit awards: (2)
A. James Teague	2/04/21	–	250,000	–	$ 5,197,500
W. Randall Fowler	2/04/21	–	250,000	–	3,898,125
Graham W. Bacon	2/04/21	–	95,000	–	1,975,050
Brent B. Secrest	2/04/21	–	95,000	–	1,975,050
Christian M. Nelly	2/04/21	–	82,000	–	1,662,161

(1)
Amounts presented reflect that portion of grant date fair value allocable to us based on the estimated percentage of time each named executive officer spent on our consolidated business activities during 2021.  Based on current allocations, we estimate that the compensation expense we record for each named executive officer with respect to these awards will equal these amounts over time.

(2)	The grant date fair value presented for the phantom unit awards is based, in part, on the closing price of our common units on February 4, 2021 of $20.79 per unit.

The fair value amounts presented in the preceding table are based on certain assumptions and considerations made by management.  For information regarding these assumptions and considerations, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Vesting of Equity-Based Awards in 2021

The following table presents the vesting of phantom unit awards and profits interest awards to our named executive officers during the year ended December 31, 2021.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Named Executive Officer	(#) (1)	($)
A. James Teague:
Vesting of phantom unit awards (2)	184,400	$ 4,042,048
W. Randall Fowler:
Vesting of phantom unit awards (2)	162,275	$ 3,557,068
Vesting of profits interest award – PrivCo I (3)	13,715	$ 348,910
Graham W. Bacon:
Vesting of phantom unit awards (2)	75,250	$ 1,649,480
Brent B. Secrest:
Vesting of phantom unit awards (2)	52,500	$ 1,150,800
Vesting of profits interest award – PubCo II (3)	7,439	$ 189,248
Christian M. Nelly:
Vesting of phantom unit awards (2)	23,005	$ 504,270
Vesting of profits interest award – PubCo II (3)	5,951	$ 151,393

(1)	Represents the gross number of Partnership common units acquired upon vesting of phantom unit and profits interest awards, before adjustments for associated tax withholdings.
(2)	Value realized on vesting of the phantom unit awards determined by multiplying the gross number of Partnership common units received by the closing price of our common units on the date of vesting.
(3)
PrivCo I and PubCo II vested in June 2021 and the assets held by each entity, which consist of partnership units, were distributed to its partners, which included Mr. Fowler, Mr. Secrest and Mr. Nelly.  The value realized on vesting was determined by multiplying the gross number of our common units received by the named executive officer by the closing price of our common units on the date of vesting.

Equity-Based Awards Outstanding at December 31, 2021

The following information summarizes each named executive officer’s long-term incentive awards outstanding at December 31, 2021.  These amounts are presented on a gross basis and do not reflect any allocation of compensation to affiliates under the ASA.

	Unit Awards
		Market
	Number	Value
	of Units	of Units
	That Have	That Have
	Not Vested	Not Vested
Award Type/Named Executive Officer	(#) (1)	($) (2,3)
Phantom unit awards: (4)
A. James Teague	564,400	$ 12,394,224
W. Randall Fowler	540,775	11,875,419
Graham W. Bacon	222,000	4,875,120
Brent B. Secrest	193,750	4,254,750
Christian M. Nelly	130,500	2,865,780

Profits interest awards:
Graham W. Bacon:
EPD IV (5)	–	$ 0
Brent B. Secrest:
EPD IV (5)	–	0
Christian M. Nelly:
EPD IV (5)	–	0

(1)	Represents the total number of phantom unit awards outstanding for each named executive officer.
(2)
With respect to amounts presented for phantom unit awards, the market values were derived by multiplying the total number of awards outstanding for the named executive officer by the closing price of Partnership common units on December 31, 2021 (the last trading day of 2021) of $21.96 per unit.

(3)
With respect to amounts presented for the profits interest awards, amount represents the estimated liquidation value to be received by the named executive officer based on the closing price of Partnership common units on December 31, 2021 and the terms of liquidation outlined in the applicable Employee Partnership agreement.  There was no residual profits interest in any of the Employee Partnerships due to a decrease in the market value of the Partnership common units they own since the formation date of each respective Employee Partnership.

(4)	Of the 1,651,425 phantom unit awards presented in the table, the vesting schedule is as follows: 600,675 in 2022; 496,500 in 2023; 361,250 in 2024 and 193,000 in 2025.
(5)
With respect to EPD IV, the profits interest share held by Messrs. Bacon, Secrest and Nelly at December 31, 2021 was approximately 5.52%, 4.42% and 2.76%, respectively.  The expected vesting date for EPD IV is December 2023.

Phantom unit awards
For a description of phantom unit awards, see “Grants of Equity-Based Awards in Fiscal Year 2021” within this Item 11.

Profits interest awards
For a description of the profits interest awards, see Note 12 of the Notes to Consolidated Financial Statements included under Part II, Item 8 of this annual report.

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

Compensation Committee Report

We do not have a separate compensation committee.  In addition, we do not directly employ or compensate our named executive officers.  Rather, under the ASA, we reimburse EPCO for the compensation of our executive officers.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2021 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs, CFO and the IPA Subcommittee.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2021.

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

Compensation Committee Interlocks and Insider Participation

None of the directors or executive officers of Enterprise GP served as members of the compensation committee of another entity that has or had an executive officer who served as a member of our Board during the year ended December 31, 2021.  As previously noted, we do not have a separate compensation committee.  As described in Compensation Discussion and Analysis, decisions regarding the compensation of our named executive officers with respect to 2021 were made, as applicable, by EPCO and Enterprise GP’s Co-CEOs, CFO and the IPA Subcommittee.

Pay Ratio Disclosure

The median of the total annual compensation of all employees of EPCO, other than our Co-CEOs, was $112,858 for the year ended December 31, 2021 (the “fiscal 2021 median total annual compensation”). Mr. Teague and Mr. Fowler served as Co-CEOs of Enterprise GP during the year ended December 31, 2021.  Mr. Teague’s fiscal 2021 annual total compensation was $10,416,514 and Mr. Fowler’s fiscal 2021 annual total compensation allocated to us was $7,782,764.  The ratio of the fiscal 2021 median total annual compensation to Mr. Teague’s fiscal 2021 annual total compensation was 92:1.  The ratio of the fiscal 2021 median total annual compensation to Mr. Fowler’s fiscal 2021 annual total compensation was 69:1.

The fiscal 2021 median total annual compensation was determined as follows:

•
First, a list was prepared of all active EPCO employees, excluding Mr. Teague, Mr. Fowler and those on long-term disability, that devote all or a substantial portion of their time to our consolidated businesses and affairs.   This list was based on employee information as of December 31, 2021. There are approximately 6,911 EPCO personnel who spend all or a substantial portion of their time engaged in our business.

•
Second, basic wage data for each active EPCO employee, excluding Mr. Teague, Mr. Fowler and those on long-term disability, was extracted from Form W-2 information provided to the Internal Revenue Service for fiscal 2021. This information was then sorted and the employee who earned the median compensation (the “median employee”) was selected from the list.

•
Third, once the median employee was selected, his or her respective total annual compensation for 2021 was determined using the same method used to determine Mr. Teague’s and Mr. Fowler’s total annual compensation for 2021 as presented in the Summary Compensation Table within this Part III, Item 11.

Director Compensation

For the year ended December 31, 2021, the independent voting directors of Enterprise GP were compensated as follows:

•
each received a $90,000 annual cash retainer and an annual grant of the Partnership’s common units having a fair market value, based on the closing price of such common units on the trading day immediately preceding the date of grant, of $90,000;

•	if the individual served as a chairman of the Audit and Conflicts Committee, then such individual received an additional $20,000 annual cash retainer;

•	if the individual served as a chairman of the Governance Committee, then such individual received an additional $15,000 annual cash retainer; and

•	for those independent voting directors that served on the Capital Projects Committee, a $2,500 per meeting cash fee for attendance at meetings of this committee.

The compensation program for each independent voting director of Enterprise GP for 2022 is expected to be as follows:

•
a $90,000 annual cash retainer and an annual grant of the Partnership’s common units having a fair market value of $90,000, based on the closing price of such common units on the trading day immediately preceding the grant date;

•	a $2,500 per meeting cash fee for attendance at each meeting of the Board (other than a quarterly Board meeting);

•
a $2,500 per meeting cash fee for attendance at each meeting of a committee or subcommittee of which such director is a member (other than any committee or subcommittee meeting that occurs on the same day as (i) a Board meeting and/or (ii) a previous meeting of a committee or subcommittee of which such director is a member);

•	if the individual served as a chairman of the Audit and Conflicts Committee, an additional $25,000 annual cash retainer; and

•	if the individual served as a chairman of the Governance Committee, an additional $20,000 annual cash retainer.

We bear all costs attributable to the compensation of independent voting directors of Enterprise GP. The following table summarizes compensation paid to these directors in 2021:

	Fees Earned	Value of
	or Paid	Equity-Based
	in Cash	Awards	Total
Independent Voting Director	($)	($)	($)
Carin M. Barth	$90,000	$90,000	$180,000
Murray E. Brasseux	90,000	90,000	180,000
James T. Hackett (1)	105,000	90,000	195,000
William C. Montgomery (2)	110,000	90,000	200,000
John R. Rutherford	90,000	90,000	180,000
Richard S. Snell	90,000	90,000	180,000

(1)	Mr. Hackett serves as chairman of the Governance Committee.
(2)	Mr. Montgomery serves as chairman of the Audit and Conflicts Committee.

Messrs. Casey and Smith received $37,500 and $150,000, respectively, in cash for their services as advisory directors in 2021.  Mr. Casey passed away during the first quarter of 2021.  Mr. Andras received $20,000 in cash for his services as an honorary director in 2021.  Neither we nor Enterprise GP provide additional compensation to employees of EPCO for their services as voting directors of Enterprise GP.  The employees of EPCO who served as voting directors of Enterprise GP in 2021 were Ms. Duncan Williams and Messrs. Bachmann, Teague, Fowler and Weitzel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED UNITHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 18, 2022, regarding each person known by Enterprise GP to beneficially own more than 5% of our limited partner units:

		Amount and
		Nature of
Name and Address		Beneficial	Percent
of Beneficial Owner	Title of Class	Ownership	of Class
Randa Duncan Williams (1)	Common Units	702,377,022	32.3%
1100 Louisiana Street, 10th Floor
Houston, Texas 77002

(1)
For a detailed listing of the ownership amounts that comprise Ms. Duncan Williams’ total beneficial ownership of the Partnership’s common units, see the table presented in the following section, “Security Ownership of Management,” within this Part III, Item 12.

Ms. Duncan Williams is a DD LLC Trustee and an EPCO Trustee.  Ms. Duncan Williams is also currently Chairman and a director of EPCO and Chairman of the Board and a director of Enterprise GP.  Ms. Duncan Williams disclaims beneficial ownership of the limited partner units beneficially owned by the EPCO Trustees, except to the extent of her voting and dispositive interests in such units.

Security Ownership of Management

The following tables set forth certain information regarding the beneficial ownership of the Partnership’s common units, as of February 18, 2022 by (i) the current directors of Enterprise GP; (ii) our named executive officers for 2021; and (iii) the current directors and executive officers (including named executive officers) of Enterprise GP as a group.  All beneficial ownership information has been furnished by the respective directors and executive officers.  Each person has sole voting and dispositive power over the securities shown unless indicated otherwise.

		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 18, 2022	Ownership	Class
Randa Duncan Williams:	Director and Chairman of the Board
Units controlled by EPCO Voting Trust:
Through EPCO		74,754,703	3.4%
Through EPCO Holdings, Inc.		597,110,600	27.4%
Through Employee Partnerships		8,000,000	*
Units controlled by Alkek and Williams, Ltd.		491,280	*
Units controlled by Chaswil, Ltd.		81,758	*
Units controlled by family trusts (1)		21,540,424	*
Units owned personally (2)		398,257	*
Total for Randa Duncan Williams		702,377,022	32.3%

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

		Common Units
		Amount and
	Positions with	Nature Of
	Enterprise GP	Beneficial	Percent of
	at February 18, 2022	Ownership	Class
Richard H. Bachmann (1)	Director and Vice Chairman of the Board	1,603,174	*
A. James Teague (2,3)	Director and Co-CEO	2,395,348	*
W. Randall Fowler (2,4)	Director, Co-CEO and CFO	1,827,329	*
Carin M. Barth	Director	70,776	*
Murray E. Brasseux (5)	Director	32,123	*
James T. Hackett (6)	Director	283,934	*
William C. Montgomery	Director	61,276	*
John R. Rutherford	Director	97,441	*
Richard S. Snell (7)	Director	93,352	*
Harry P. Weitzel	Director and Executive Vice President, General Counsel and Secretary	151,062	*
Graham W. Bacon (2)	Executive Vice President and Chief Operating Officer	425,349	*
Brent B. Secrest (2)	Executive Vice President and Chief Commercial Officer	181,570	*
Christian M. Nelly (2)	Executive Vice President – Finance and Sustainability and Treasurer	120,179	*
All directors and executive officers (including all named executive officers) of Enterprise GP, as a group (15 individuals in total)		709,854,425	32.6%

* Represents a beneficial ownership of less than 1% of class
(1)	The number of common units presented for Mr. Bachmann includes 9,588 common units held by his spouse.
(2)	These individuals are named executive officers for the year ended December 31, 2021.
(3)	The number of common units presented for Mr. Teague includes (i) 66,746 common units held by a trust and (ii) 40,055 common units held by his spouse.
(4)
The number of common units presented for Mr. Fowler includes (i) 708,419 common units held by a family limited partnership (for which he has disclaimed beneficial ownership except to the extent of his pecuniary interest) and (ii) 2,339 common units held by his spouse.

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

The following table sets forth certain information regarding the 2008 Plan as of January 1, 2022.

Number of
Units
Remaining
Available For
	Number of		Future Issuance
	Units to	Weighted-	Under Equity
	Be Issued	Average	Compensation
	Upon Exercise	Exercise Price	Plans (excluding
	of Outstanding	of Outstanding	securities
	Common Unit	Common Unit	reflected in
Plan Category	Options	Options	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders:
2008 Plan (1)	–	–	20,765,933
Equity compensation plans not approved by unitholders:
None	–	–	–
Total for equity compensation plans	–	–	20,765,933

(1)
At December 31, 2021, the total number of common units authorized for issuance under the 2008 Plan was 60,000,000 common units.  This amount increased by 5,000,000 common units on January 1, 2022 and will increase by an additional 5,000,000 common units subsequently on each January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate amount available for issuance under the 2008 Plan exceed 70,000,000 common units.

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

Our Audit and Conflicts Committee is comprised of four independent directors:  Messrs. Brasseux, Montgomery, Rutherford and Snell.  In accordance with its charter, the Audit and Conflicts Committee reviews and approves related party transactions:

•
pursuant to our partnership agreement or the limited liability company agreement of Enterprise GP, as such agreements may be amended from time to time, including without limitation for the purpose of obtaining “Special Approval” (as described below);

•
in which an officer or director of Enterprise GP or any of our subsidiaries, or an immediate family member of such an officer or director, has an interest that is financially material to such officer, director or immediate family member (as applicable) or is otherwise a named party;

•	when requested to do so by management or the Board;

•	in accordance with and to the extent required under Rule 314.00 of the Listed Company Manual of the NYSE;

•	with a value of $5 million or more (unless such transaction is equivalent to an arm’s length transaction with a third party); or

•	that it may otherwise deem appropriate from time to time.

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

Other Matters

An immediate family member of Mr. Teague is an employee of EPCO that performs services on our behalf.  This individual does not serve as an executive officer of Enterprise GP, EPCO or any of their respective affiliates, and such individual’s compensation and other terms of employment are determined on a basis consistent with EPCO’s human resources policies.  For 2021, this individual earned total compensation from EPCO of $754 thousand.

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

	For the Year Ended December 31,
	2021	2020
Audit fees (1)	$4,841,797	$5,155,475

(1)	Audit fees for 2021 and 2020 include $30,000 and $50,000, respectively, of charges for audit-related projects that were reimbursed by business partners.

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

4.39
Form of Global Note representing $650.0 million principal amount of 4.05% Senior Notes due 2022 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed August 24, 2011).

4.40
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

4.42
Form of Global Note representing $1.1 billion principal amount of 4.45% Senior Notes due 2043 with attached Guarantee (incorporated by reference to Exhibit B to Exhibit 4.3 to Form 8-K filed August 13, 2012).

4.43
Form of Global Note representing $1.25 billion principal amount of 3.35% Senior Notes due 2023 with attached Guarantee (incorporated by reference to Exhibit A to Exhibit 4.3 to Form 8-K filed March 18, 2013).

4.44
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

4.46
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

4.48
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

4.51
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

4.53
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

4.56
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

4.58
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

4.61
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

4.64
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

4.66
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

4.70
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

10.3***
Form of Employee Phantom Unit Grant Award under the 2008 Enterprise Products Long-Term Incentive Plan for awards issued on or after February 3, 2021 (incorporated by reference to Exhibit 10.3 to Form 10-K filed March 1, 2021).

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

10.6
Guaranty Agreement, dated as of September 7, 2021, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 7, 2021).

10.7
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

10.8
Guaranty Agreement, dated as of September 7, 2021, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to Form 8-K filed September 7, 2021).

10.9
Liquidity Option Agreement, dated as of October 1, 2014, between Enterprise Products Partners, L.P., Oiltanking Holding Americas, Inc., and Marquard & Bahls AG (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 1, 2014).

10.10***	EPD PubCo Unit I L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.17 to Form 10-K filed February 24, 2017).
10.11***	EPD PubCo Unit II L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.18 to Form 10-K filed February 24, 2017).
10.12***
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of EPD PubCo Unit II L.P., dated as of September 30, 2020 (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 1, 2020).

10.13***	EPD PrivCo Unit I L.P. Amended and Restated Agreement of Limited Partnership dated November 3, 2016 (incorporated by reference to Exhibit 10.19 to Form 10-K filed February 24, 2017).
10.14***
Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of EPD PrivCo Unit I L.P., dated as of September 30, 2020 (incorporated by reference to Exhibit 10.4 to Form 8-K filed October 1, 2020).

10.15***	EPD 2018 Unit IV L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 6, 2018).
10.16***	EPCO Unit II L.P. Agreement of Limited Partnership dated December 3, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 6, 2018).
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

10.18
Series A Cumulative Convertible Preferred Unit Purchase Agreement, dated as of September 30, 2020, by and among Enterprise Products Partners L.P. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2020).

10.19
Securities Exchange Agreement, dated as of September 30, 2020, by and between Enterprise Products Partners L.P. and OTA Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 1, 2020).

10.20***	Retention Bonus Agreement between A. James Teague and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 18, 2019).
10.21***	Retention Bonus Agreement between W. Randall Fowler and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 18, 2019).
10.22***	Retention Bonus Agreement between Graham W. Bacon and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.3 to Form 8-K filed April 18, 2019).
10.23***	Retention Bonus Agreement between Brent B. Secrest and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.4 to Form 8-K filed April 18, 2019).

10.24***	Retention Bonus Agreement between Christian M. Nelly and Enterprise Products Company dated effective April 15, 2019 (incorporated by reference to Exhibit 10.26 to Form 10-K filed March 1, 2021).
21.1#	List of Consolidated Subsidiaries as of February 1, 2022.
22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at December 31, 2021.
23.1#	Consent of Deloitte & Touche LLP.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2021.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2021.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2021.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s annual report on Form 10-K for the year ended December 31, 2021.
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

ITEM 16.  FORM 10-K SUMMARY.

Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.
(A Delaware Limited Partnership)

By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on February 28, 2022.

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
Houston, Texas
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Enterprise Products Partners L.P. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related statements of consolidated operations, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Property, Plant and Equipment, Net and Intangible Assets, Net —Determination of Impairment Indicators—Refer to Notes 2, 4, and 6 to the consolidated financial statements

Critical Audit Matter Description

Long-lived assets, which consists of intangible assets with finite useful lives (“intangible assets”) and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2021, the carrying value of the Company’s property, plant and equipment was $42,087.7 million and intangible assets was $3,150.6 million.

We have identified the determination of impairment indicators for long-lived assets as a critical audit matter due to the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. Auditing management’s judgments required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of impairment indicators included the following, among others:

•	We tested the effectiveness of controls over the identification of events or changes in circumstances that indicate that the carrying value of long-lived assets may not be recoverable.

•	We evaluated management’s analysis of impairment indicators by:

-	Assessing whether long-lived assets having indicators of impairment were appropriately identified and further tested for impairment.

-
Comparing the historical results to the carrying value of long-lived assets to determine if there is an indicator that the carrying value may not be recoverable over the estimated remaining useful life.

-	Reading publicly available information for the industry, peers, and customers to determine whether a potential impairment indicator was not contemplated in management’s analysis.

-	Reading minutes of the Board of Directors to understand if there were factors that could represent a potential impairment indicator not contemplated in management’s analysis.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2022
We have served as the Company’s auditor since 1997.

ENTERPRISE PRODUCTS PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,819.4	$1,059.9
Restricted cash	145.3	98.2
Accounts receivable – trade, net of allowance for credit losses of $52.7 at December 31, 2021 and $46.5 at December 31, 2020	6,967.2	4,802.6
Accounts receivable – related parties	20.6	5.6
Inventories	2,681.0	3,303.5
Derivative assets (see Note 13)	236.5	228.6
Prepaid and other current assets	399.4	411.0
Total current assets	13,269.4	9,909.4
Property, plant and equipment, net (see Note 4)	42,087.7	41,912.8
Investments in unconsolidated affiliates	2,428.4	2,429.2
Intangible assets, net (see Note 6)	3,150.6	3,309.1
Goodwill (see Note 6)	5,448.9	5,448.9
Other assets	1,140.6	1,097.3
Total assets	$67,525.6	$64,106.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,399.8	$1,325.0
Accounts payable – trade	632.0	704.6
Accounts payable – related parties	166.6	149.5
Accrued product payables	8,093.3	5,395.4
Accrued interest	452.7	455.6
Derivative liabilities (see Note 13)	254.2	349.2
Other current liabilities	625.9	608.7
Total current liabilities	11,624.5	8,988.0
Long-term debt (see Note 7)	28,135.3	28,540.7
Deferred tax liabilities (see Note 15)	518.0	464.7
Other long-term liabilities	760.0	686.6
Commitments and contingent liabilities (see Note 16)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at December 31, 2021 and 50,138 units outstanding at December 31, 2020)	49.3	49.3
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,176,379,587 units issued and outstanding at December 31, 2021 and 2,182,308,958 units issued and outstanding at December 31, 2020)	26,340.3	25,766.6
Treasury units, at cost	(1,297.3)	(1,297.3)
Accumulated other comprehensive income (loss)	285.9	(165.2)
Total partners’ equity	25,328.9	24,304.1
Noncontrolling interests in consolidated subsidiaries	1,109.6	1,073.3
Total equity	26,438.5	25,377.4
Total liabilities, preferred units, and equity	$67,525.6	$64,106.7

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in millions, except per unit amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Third parties	$40,726.8	$27,163.0	$32,721.9
Related parties	80.1	36.7	67.3
Total revenues (see Note 9)	40,806.9	27,199.7	32,789.2
Costs and expenses:
Operating costs and expenses:
Third party and other costs	33,790.5	21,160.5	25,649.8
Related parties	1,286.8	1,210.6	1,412.0
Total operating costs and expenses	35,077.3	22,371.1	27,061.8
General and administrative costs:
Third party and other costs	75.9	83.4	75.3
Related parties	133.4	136.2	136.4
Total general and administrative costs	209.3	219.6	211.7
Total costs and expenses (see Note 10)	35,286.6	22,590.7	27,273.5
Equity in income of unconsolidated affiliates	583.4	426.1	563.0
Operating income	6,103.7	5,035.1	6,078.7
Other income (expense):
Interest expense	(1,283.0)	(1,287.4)	(1,243.0)
Change in fair market value of Liquidity Option	–	(2.3)	(119.6)
Interest income	4.7	13.4	11.6
Other, net	(0.1)	2.6	5.0
Total other expense, net	(1,278.4)	(1,273.7)	(1,346.0)
Income before income taxes	4,825.3	3,761.4	4,732.7
Benefit from (provision for) income taxes (see Note 15)	(70.0)	124.3	(45.6)
Net income	4,755.3	3,885.7	4,687.1
Net income attributable to noncontrolling interests (see Note 8)	(117.6)	(110.1)	(95.8)
Net income attributable to preferred units (see Note 8)	(3.6)	(0.9)	–
Net income attributable to common unitholders	$4,634.1	$3,774.7	$4,591.3

Earnings per unit: (see Note 11)
Basic earnings per common unit	$2.11	$1.71	$2.09
Diluted earnings per common unit	$2.10	$1.71	$2.09

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Dollars in millions)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$4,755.3	$3,885.7	$4,687.1
Other comprehensive income (loss):
Cash flow hedges: (see Note 13)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(677.7)	124.4	44.1
Reclassification of losses (gains) to net income	907.8	(272.7)	(141.7)
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	182.9	(127.5)	81.4
Reclassification of losses to net income	38.3	39.3	37.3
Total cash flow hedges	451.3	(236.5)	21.1
Other	(0.2)	(0.1)	(0.6)
Total other comprehensive income (loss)	451.1	(236.6)	20.5
Comprehensive income	5,206.4	3,649.1	4,707.6
Comprehensive income attributable to noncontrolling interests	(117.6)	(110.1)	(95.8)
Comprehensive income attributable to preferred units (see Note 8)	(3.6)	(0.9)	–
Comprehensive income attributable to common unitholders	$5,085.2	$3,538.1	$4,611.8

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$4,755.3	$3,885.7	$4,687.1
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	1,723.5	1,696.6	1,570.0
Amortization of intangible assets	150.9	143.2	174.7
Amortization of major maintenance costs for reaction-based plants	26.9	–	–
Other amortization expense	238.5	232.1	204.6
Impairment of goodwill (see Notes 2 and 6)	–	296.3	–
Impairment of assets other than goodwill (see Notes 2 and 4)	232.8	594.3	132.8
Equity in income of unconsolidated affiliates	(583.4)	(426.1)	(563.0)
Distributions received from unconsolidated affiliates attributable to earnings	543.8	426.6	568.0
Net losses (gains) attributable to asset sales and related matters (see Note 18)	5.5	(4.4)	(5.7)
Deferred income tax expense (benefit)	39.8	(147.6)	20.0
Change in fair market value of derivative instruments	(27.4)	(79.3)	27.2
Change in fair market value of Liquidity Option	–	2.3	119.6
Non-cash expense related to long-term operating leases (see Note 16)	40.6	39.0	42.8
Net effect of changes in operating accounts (see Note 18)	1,366.7	(767.5)	(457.4)
Other operating activities	(1.0)	0.3	(0.2)
Net cash flows provided by operating activities	8,512.5	5,891.5	6,520.5
Investing activities:
Capital expenditures	(2,223.2)	(3,287.9)	(4,531.7)
Investments in unconsolidated affiliates	(2.1)	(15.6)	(111.6)
Distributions received from unconsolidated affiliates attributable to the return of capital	46.3	187.5	63.3
Proceeds from asset sales (see Note 18)	64.3	12.8	20.6
Other investing activities	(19.9)	(17.5)	(16.1)
Cash used in investing activities	(2,134.6)	(3,120.7)	(4,575.5)
Financing activities:
Borrowings under debt agreements	11,158.5	6,672.1	58,172.6
Repayments of debt	(11,491.8)	(4,406.6)	(56,716.5)
Debt issuance costs	(15.6)	(46.3)	(27.6)
Monetization of interest rate derivative instruments (see Note 13)	75.2	(33.3)	–
Cash distributions paid to common unitholders (see Note 8)	(3,930.4)	(3,891.0)	(3,839.8)
Cash payments made in connection with distribution equivalent rights	(30.9)	(27.1)	(22.1)
Cash distributions paid to noncontrolling interests (see Note 8)	(153.7)	(131.3)	(106.2)
Cash contributions from noncontrolling interests (see Note 8)	72.4	30.9	632.8
Net cash proceeds from the issuance of common units	–	–	82.2
Repurchase of common units under 2019 Buyback Program (see Note 8)	(213.9)	(186.3)	(81.1)
Net cash proceeds from the issuance of preferred units (see Note 8)	–	31.5	–
Other financing activities	(41.1)	(35.3)	(39.4)
Cash used in financing activities	(4,571.3)	(2,022.7)	(1,945.1)
Net change in cash and cash equivalents, including restricted cash	1,806.6	748.1	(0.1)
Cash and cash equivalents, including restricted cash, January 1	1,158.1	410.0	410.1
Cash and cash equivalents, including restricted cash, December 31	$2,964.7	$1,158.1	$410.0

See Notes to Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
STATEMENTS OF CONSOLIDATED EQUITY
(See Note 8 for Unit History, Accumulated Other Comprehensive
Income (Loss) and Noncontrolling Interests)
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2018	$23,802.6	$–	$50.9	$438.7	$24,292.2
Net income	4,591.3	–	–	95.8	4,687.1
Cash distributions paid to common unitholders	(3,839.8)	–	–	–	(3,839.8)
Cash payments made in connection with distribution equivalent rights	(22.1)	–	–	–	(22.1)
Cash distributions paid to noncontrolling interests	–	–	–	(106.2)	(106.2)
Cash contributions from noncontrolling interests	–	–	–	632.8	632.8
Net cash proceeds from the issuance of common units	82.2	–	–	–	82.2
Common units issued in connection with employee compensation	45.6	–	–	–	45.6
Repurchase and cancellation of common units under 2019 Buyback Program	(81.1)	–	–	–	(81.1)
Amortization of fair value of equity-based awards	143.3	–	–	–	143.3
Cash flow hedges	–	–	21.1	–	21.1
Other, net	(29.4)	–	(0.6)	2.4	(27.6)
Balance, December 31, 2019	24,692.6	–	71.4	1,063.5	25,827.5
Net income	3,774.7	–	–	110.1	3,884.8
Cash distributions paid to common unitholders	(3,891.0)	–	–	–	(3,891.0)
Cash payments made in connection with distribution equivalent rights	(27.1)	–	–	–	(27.1)
Cash distributions paid to noncontrolling interests	–	–	–	(131.3)	(131.3)
Cash contributions from noncontrolling interests	–	–	–	30.9	30.9
Repurchase and cancellation of common units under 2019 Buyback Program	(186.3)	–	–	–	(186.3)
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option (see Note 8)	1,297.3	–	–	–	1,297.3
Treasury units acquired in connection with settlement of Liquidity Option, at cost (see Note 8)	–	(1,297.3)	–	–	(1,297.3)
Common units exchanged for preferred units, with common units received being immediately cancelled (see Note 8)	(17.5)	–	–	–	(17.5)
Amortization of fair value of equity-based awards	158.6	–	–	–	158.6
Cash flow hedges	–	–	(236.5)	–	(236.5)
Other, net	(34.7)	–	(0.1)	0.1	(34.7)
Balance, December 31, 2020	25,766.6	(1,297.3)	(165.2)	1,073.3	25,377.4
Net income	4,634.1	–	–	117.6	4,751.7
Cash distributions paid to common unitholders	(3,930.4)	–	–	–	(3,930.4)
Cash payments made in connection with distribution equivalent rights	(30.9)	–	–	–	(30.9)
Cash distributions paid to noncontrolling interests	–	–	–	(153.7)	(153.7)
Cash contributions from noncontrolling interests	–	–	–	72.4	72.4
Repurchase and cancellation of common units under 2019 Buyback Program	(213.9)	–	–	–	(213.9)
Amortization of fair value of equity-based awards	151.1	–	–	–	151.1
Cash flow hedges	–	–	451.3	–	451.3
Other, net	(36.3)	–	(0.2)	–	(36.5)
Balance, December 31, 2021	$26,340.3	$(1,297.3)	$285.9	$1,109.6	$26,438.5
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

References to the “Partnership” or “Enterprise” mean Enterprise Products Partners L.P. on a standalone basis.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at December 31, 2021.

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

Allowance for Credit Losses

We estimate our allowance for credit losses at each reporting date using a current expected credit loss model, which requires the measurement of expected credit losses for financial assets (e.g., accounts receivable) based on historical experience with customers, current economic conditions, and reasonable and supportable forecasts.  We may also increase the allowance for credit losses in response to the specific identification of customers involved in bankruptcy proceedings and similar financial difficulties.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our allowance for credit losses activity for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$46.5	$12.4	$11.5
Charged to costs and expenses	7.2	8.4	1.2
Charged to other accounts (1)	4.4	28.7	–
Deductions	(5.4)	(3.0)	(0.3)
Balance at end of period	$52.7	$46.5	$12.4

(1)	Amount presented for 2020 primarily relates to the reclassification of deferred revenue balances to allowance for credit losses in connection with customer bankruptcies and contractual disputes.

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

	December 31,
	2021	2020
Cash and cash equivalents	$2,819.4	$1,059.9
Restricted cash	145.3	98.2
Total cash, cash equivalents and restricted cash shown in the Statements of Consolidated Cash Flows	$2,964.7	$1,158.1

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  See Note 16 for additional information regarding our contingencies.

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

For certain physical forward commodity derivative contracts, we apply the normal purchase/normal sale exception, whereby changes in the mark-to-market values of such contracts are not recognized in income.  As a result, the revenues and expenses associated with such physical transactions are recognized during the period when volumes are physically delivered or received.  Physical forward commodity contracts subject to this exception are evaluated for the probability of future delivery and are periodically back-tested once the forecasted period has passed to determine whether similar forward contracts are probable of physical delivery in the future.  See Note 13 for additional information regarding our derivative instruments.

Environmental Costs

Environmental costs for remediation are accrued based on estimates of known remediation requirements.  Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized.  Ongoing environmental compliance costs are charged to expense as incurred.  In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.  At December 31, 2021, none of our estimated environmental remediation liabilities were discounted to present value since the ultimate amount and timing of cash payments for such liabilities were not readily determinable.

The following table presents the activity of our environmental reserves for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$4.5	$7.2	$6.9
Charged to costs and expenses	5.5	6.2	12.3
Acquisition-related additions and other	1.3	2.6	2.5
Deductions	(7.6)	(11.5)	(14.5)
Balance at end of period	$3.7	$4.5	$7.2

At December 31, 2021 and 2020, $3.0 million and $3.8 million, respectively, of our environmental reserves were classified as current liabilities.

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

Impairment Testing

The following table summarizes our asset impairment charges by type as presented on our Statements of Consolidated Cash Flows for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Impairment charges reflected in operating costs and expenses:
Property, plant and equipment (see Note 4)	$217.7	$589.8	$51.0
Investment in unconsolidated affiliate (see Note 5)	–	–	76.4
Goodwill (see Note 6)	–	296.3	–
Other (1)	14.9	4.5	5.3
Total asset impairment charges in operating costs and expenses	232.6	890.6	132.7
Other property, plant and equipment impairment charges (2)	0.2	–	0.1
Total asset impairment charges	$232.8	$890.6	$132.8

(1)	Primarily represents the write-down of surplus materials classified as current assets and intangible assets other than goodwill.
(2)	Amounts presented are reflected in general and administrative costs.

Asset impairment charges related to operations are a component of “Third party and other costs” within the “Operating costs and expenses” section of our Statements of Consolidated Operations.

The following information describes our accounting policies regarding impairment testing for major asset categories:

•
Impairment Testing for Long-Lived Assets.  Long-lived assets, which consist of intangible assets with finite lives and property, plant and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written down to their estimated fair values.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted estimated cash flows expected to result from the use and eventual disposition of the asset.  If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded.  Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at a specified measurement date.  We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.  See Note 4 for information regarding impairment charges attributable to property, plant and equipment.

•
Impairment Testing for Investments in Unconsolidated Affiliates. We evaluate our equity method investments for impairment when there are events or changes in circumstances that indicate there is a potential loss in value of the investment attributable to an other-than-temporary decline.  Examples of such events or changes in circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s industry.  In the event we determine that the value of an investment is not recoverable due to an other-than-temporary decline, we record a non-cash impairment charge to adjust the carrying value of the investment to its estimated fair value.  See Note 5 for information regarding an impairment charge attributable to our investments in unconsolidated affiliates in 2019.

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

ASC 842 resulted in changes to the way our operating leases are recorded, presented and disclosed in our consolidated financial statements. Upon adoption of ASC 842 on January 1, 2019, we recognized a $246.1 million ROU asset and a corresponding lease liability based on the present value of then existing long-term operating lease obligations. In addition, we elected to apply several practical expedients and made accounting policy elections upon adoption of ASC 842 including:

•
We do not recognize ROU assets and lease liabilities for short-term leases and instead record them in a manner similar to operating leases under legacy lease accounting guidelines.  A short-term lease is one with a maximum lease term of 12 months or less and does not include a purchase option the lessee is reasonably certain to exercise.

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

See Note 16 for our disclosures regarding operating lease obligations.

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

Recent Accounting Developments

Government Assistance
In November 2021, the FASB issued ASC 832, Government Assistance, which requires entities to disclose the nature of government assistance, accounting policies used to account for those transactions, and the effect of the transaction on entities’ financial statements.  This guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted.  We early adopted this guidance for the year ended December 31, 2021.  Our early adoption of this guidance did not have a material impact on our Consolidated Financial Statements and disclosures.

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	December 31,
	2021	2020
NGLs	$2,026.6	$1,888.1
Petrochemicals and refined products	343.0	642.6
Crude oil	285.4	758.1
Natural gas	26.0	14.7
Total	$2,681.0	$3,303.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In those instances where we take ownership of inventory volumes through percent-of-liquids contracts and similar arrangements (as opposed to outright purchases from third parties for cash), these volumes are valued at market-based prices during the month in which they are acquired.

The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Cost of sales (1)	$29,887.0	$16,723.2	$22,065.8
Lower of cost or net realizable value adjustments recognized in cost of sales	20.1	60.2	22.7

(1)
Cost of sales is a component of “Operating costs and expenses,” as presented on our Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  These non-cash charges are a component of cost of sales in the period they are recognized.  To the extent our commodity hedging strategies address inventory-related price risks and are successful, these inventory valuation adjustments are mitigated or offset.  See Note 13 for a description of our commodity hedging activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life		December 31,
	in Years		2021	2020
Plants, pipelines and facilities (1)	3-45	(5)	$51,635.6	$49,972.8
Underground and other storage facilities (2)	5-40	(6)	4,327.3	4,207.5
Transportation equipment (3)	3-10		208.9	204.9
Marine vessels (4)	15-30		918.1	932.7
Land			379.1	371.9
Construction in progress			1,616.4	1,807.7
Subtotal			59,085.4	57,497.5
Less accumulated depreciation			17,083.0	15,584.7
Subtotal property, plant and equipment, net			42,002.4	41,912.8
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			85.3	–
Property, plant and equipment, net			$42,087.7	$41,912.8

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected remaining amortization period for these costs is 2.5 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our depreciation expense and capitalized interest amounts for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Depreciation expense (1)	$1,705.5	$1,681.9	$1,562.6
Capitalized interest (2)	79.6	115.0	143.8

(1)	Depreciation expense is a component of “Third party and other costs” within “Costs and expenses” as presented on our Statements of Consolidated Operations.
(2)	Capitalized interest is a component of “Interest expense” as presented on our Statements of Consolidated Operations.

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

Property, plant and equipment at December 31, 2021 and 2020 includes $80.8 million and $69.7 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

The following table presents information regarding our AROs for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
ARO liability beginning balance	$149.5	$132.1	$126.3
Liabilities incurred (1)	6.5	4.6	5.0
Revisions in estimated cash flows (2)	5.9	(0.4)	(4.3)
Liabilities settled (3)	(3.5)	(1.5)	(2.3)
Accretion expense (4)	18.0	14.7	7.4
ARO liability ending balance	$176.4	$149.5	$132.1

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $176.4 million total ARO liability recorded at December 31, 2021, $17.4 million was reflected as a current liability and $159.0 million as a long-term liability.

The following table presents our forecast of ARO-related accretion expense for the years indicated:

2022	2023	2024	2025	2026
$9.5	$10.1	$10.7	$11.4	$12.1

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairments of Property, Plant and Equipment

The following table presents our non-cash asset impairment charges involving property, plant and equipment by business segment for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
NGL Pipelines & Services:
South Texas natural gas processing plants	$–	$86.9	$15.6
Other	20.2	121.2	23.5
Crude Oil Pipelines & Services:
Cancellation of Midland-to-ECHO 4 project	–	42.2
Other	14.6	3.3	2.6
Natural Gas Pipelines & Services:
Val Verde gathering system and treating facility	37.5
South Texas natural gas gathering pipelines	–	37.8
Other	18.9	5.5	4.8
Petrochemical & Refined Products Services:
Marine transportation business	112.5	252.1
Other	14.0	40.8	4.6
Total impairment charges for property, plant and equipment	$217.7	$589.8	$51.1

The following information summarizes our significant asset impairment charges involving property, plant and equipment that were recognized during the year ended December 31, 2021:

•
In December 2021, we evaluated our marine transportation business for impairment due to a further deterioration of demand for such services, which resulted in lower-than-expected term and spot rates.  As a result of our review, we recognized an impairment charge of $114.2 million.  The impairment charge reduced property, plant and equipment by $112.5 million and intangible assets by $1.7 million.  We determined the fair value using an income approach (i.e., a discounted cash flow approach), which incorporates Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the business; (ii) a discount rate of 8.7%, which is based on an estimated weighted-average cost of capital for market participants engaged in similar business activities; and (iii) a growth rate of 2.2% for terminal year cash flows.

•
In March 2021, we entered into agreements to sell a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System, to a third party for $39.1 million in cash.  The transaction closed and was effective on April 1, 2021.  We recognized an impairment charge of $44.3 million attributable to this transaction, which reflects the write down of $37.5 million of property, plant and equipment and $6.8 million of intangible assets to their respective fair values.

•
The remainder of our impairment charges for 2021 (i.e., those classified as “Other” in the preceding table) are attributable to the complete write-off of assets that are no longer expected to be used or constructed.

The following information summarizes our significant asset impairment charges involving property, plant and equipment that were recognized during the year ended December 31, 2020:

•
In December 2020, we evaluated our marine transportation business for impairment due to a lower demand outlook for such services. As a result of our review, we recognized an impairment charge of $256.7 million, which reduced property, plant and equipment by $252.1 million and intangible assets by $4.6 million. We determined the fair value using an income approach (i.e. a discounted cash flow approach), which incorporates several Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the business; (ii) a discount rate of 9.3%, which is based on an estimated weighted-average cost of capital for market participants engaged in similar business activities; and (iii) a growth rate of 2.1% for terminal year cash flows.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•
In December 2020, we evaluated certain of our natural gas gathering and processing assets in South Texas for impairment due to a lower production outlook.  As a result of our review, we recognized an aggregate impairment charge of $125.7 million, which reduced property, plant and equipment by $124.7 million and intangible assets by $1.0 million.  The natural gas assets impacted by this review were our Armstrong, Gilmore, Shilling and Indian Springs natural gas processing facilities and our Indian Springs and Big Thicket Gathering Systems.  We determined the fair value using Level 3 inputs which were based primarily on management expectations of the residual values of such facilities and pipelines based on historical experience.

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

	Ownership Interest at December 31,	December 31,
	2021	2021	2020
NGL Pipelines & Services:
Venice Energy Service Company, L.L.C. (“VESCO”)	13.1%	$25.6	$23.4
K/D/S Promix, L.L.C. (“Promix”)	50%	25.7	23.0
Baton Rouge Fractionators LLC (“BRF”)	32.2%	13.5	13.8
Skelly-Belvieu Pipeline Company, L.L.C. (“Skelly-Belvieu”)	50%	27.6	31.6
Texas Express Pipeline LLC (“Texas Express”)	35%	332.1	342.8
Texas Express Gathering LLC (“TEG”)	45%	36.5	37.7
Front Range Pipeline LLC (“Front Range”)	33.3%	195.8	199.3
Crude Oil Pipelines & Services:
Seaway Crude Holdings LLC (“Seaway”)	50%	1,243.9	1,224.0
Eagle Ford Pipeline LLC (“Eagle Ford Crude Oil Pipeline”)	50%	372.2	376.8
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Corpus Christi”)	50%	120.7	122.9
Natural Gas Pipelines & Services:
White River Hub, LLC (“White River Hub”)	50%	17.3	18.2
Old Ocean Pipeline, LLC (“Old Ocean”)	50%	14.3	13.2
Petrochemical & Refined Products Services:
Baton Rouge Propylene Concentrator LLC (“BRPC”)	30%	1.5	1.6
Transport 4, LLC (“Transport 4”)	25%	1.7	0.9
Total		$2,428.4	$2,429.2

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NGL Pipelines & Services

The principal business activity of each investee included in our NGL Pipelines & Services segment is described as follows:

•	VESCO owns the Venice natural gas processing facility and a related gathering system located in south Louisiana.

•	Promix owns an NGL fractionation facility and a related gathering system located in south Louisiana.

•	BRF owns an NGL fractionation facility located in south Louisiana.

•	Skelly-Belvieu owns a pipeline that transports mixed NGLs from Skellytown, Texas to Chambers County, Texas.

•
Texas Express owns an NGL pipeline that extends from Skellytown, Texas to our Chambers County NGL fractionation and storage complex.  Mixed NGLs from the Rocky Mountains, Permian Basin and Mid-Continent regions are delivered to the Texas Express Pipeline via an interconnect with our Mid-America Pipeline System near Skellytown.  In addition, the Texas Express Pipeline transports mixed NGLs gathered by Texas Express Gathering System.  Also, mixed NGLs originating from the Denver-Julesburg (“DJ”) Basin in Colorado are transported to the Texas Express Pipeline using the Front Range Pipeline.

•	TEG owns two NGL gathering systems that deliver mixed NGLs to the Texas Express Pipeline.

•
Front Range owns an NGL pipeline that transports mixed NGLs from natural gas processing facilities located in the DJ Basin to an interconnect with our Texas Express Pipeline and Mid-America Pipeline System and other third party facilities near Skellytown, Texas.

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

•
Eagle Ford Crude Oil Pipeline owns a pipeline that transports crude oil and condensate for producers in South Texas.  The system originates in Gardendale, Texas and extends to Corpus Christi, Texas.  The system interconnects with our South Texas Crude Oil Pipeline System and a marine terminal owned by Eagle Ford Corpus Christi.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Petrochemical & Refined Products Services

The principal business activity of each investee included in our Petrochemical & Refined Products Services segment is described as follows:

•	BRPC owns a propylene fractionation facility located in south Louisiana.

•	Transport 4 provides pipeline and terminal logistics services used by our refined products pipelines.

Equity Earnings

The following table presents our equity in income (loss) of unconsolidated affiliates by business segment for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
NGL Pipelines & Services	$120.0	$121.3	$114.5
Crude Oil Pipelines & Services	456.3	301.2	449.2
Natural Gas Pipelines & Services	5.8	5.8	6.3
Petrochemical & Refined Products Services	1.3	(2.2)	(7.0)
Total	$583.4	$426.1	$563.0

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	December 31, 2021			December 31, 2020
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$447.8	$(234.5)	$213.3	$447.8	$(221.3)	$226.5
Contract-based intangibles	166.0	(62.1)	103.9	162.6	(55.0)	107.6
Segment total	613.8	(296.6)	317.2	610.4	(276.3)	334.1
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195.0	(355.5)	1,839.5	2,195.0	(291.6)	1,903.4
Contract-based intangibles	283.1	(262.6)	20.5	283.1	(249.9)	33.2
Segment total	2,478.1	(618.1)	1,860.0	2,478.1	(541.5)	1,936.6
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350.3	(550.3)	800.0	1,350.3	(512.2)	838.1
Contract-based intangibles	231.1	(182.4)	48.7	470.7	(403.8)	66.9
Segment total	1,581.4	(732.7)	848.7	1,821.0	(916.0)	905.0
Petrochemical & Refined Products Services:
Customer relationship intangibles	181.4	(75.6)	105.8	181.4	(68.3)	113.1
Contract-based intangibles	44.9	(26.0)	18.9	44.9	(24.6)	20.3
Segment total	226.3	(101.6)	124.7	226.3	(92.9)	133.4
Total intangible assets	$4,899.6	$(1,749.0)	$3,150.6	$5,135.8	$(1,826.7)	$3,309.1

The following table presents the amortization expense of our intangible assets by business segment for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
NGL Pipelines & Services	$24.3	$25.2	$31.9
Crude Oil Pipelines & Services	76.6	71.5	92.7
Natural Gas Pipelines & Services	43.1	38.8	41.4
Petrochemical & Refined Products Services	6.9	7.7	8.7
Total	$150.9	$143.2	$174.7

The following table presents our forecast of amortization expense associated with existing intangible assets for the years indicated:

2022	2023	2024	2025	2026
$169.3	$173.5	$177.6	$174.1	$166.6

Customer relationship intangible assets
Customer relationship intangible assets represent the estimated economic value assigned to commercial relationships acquired in connection with business combinations. Our customer relationship intangible assets are classified as either (i) basin-specific or (ii) general. Basin-specific customer relationships represent access to customers associated with a defined resource basin (e.g., customers using a natural gas gathering system serving a specific production field) and is analogous to having a franchise in a particular area. General customer relationships are associated with customers whose hydrocarbon volumes are not attributable to specific resource basins (e.g., customers at a marine terminal that handles volumes originating from multiple sources).

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

At December 31, 2021, the carrying value of our portfolio of customer relationship intangible assets was $2.96 billion, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2021
		Gross Value	Accumulated Amortization	Carrying Value
Basin-specific customer relationships:
EFS Midstream (acquired 2015)	20.4 years	$1,409.8	$(222.9)	$1,186.9
State Line and Fairplay (acquired 2010)	25.2 years	895.0	(251.1)	643.9
San Juan Gathering (acquired 2004)	17.8 years	331.3	(253.2)	78.1
General customer relationships:
Oiltanking (acquired 2014)	22.0 years	1,192.5	(203.8)	988.7

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

Contract-based intangible assets
Contract-based intangible assets represent specific commercial rights we acquired in connection with business combinations. These intangible assets are typically valued using an income approach that incorporate the terms of the agreements.  At December 31, 2021, the carrying value of our portfolio of contract-based intangible assets was $192.0 million, the principal components of which were as follows:

a	Weighted Average Remaining Amortization Period	December 31, 2021
		Gross Value	Accumulated Amortization	Carrying Value
Oiltanking customer contracts	2.5 years	$293.3	$(275.2)	$18.1
Jonah natural gas gathering agreements	20.0 years	224.4	(179.4)	45.0
Delaware Basin natural gas processing contracts	5.0 years	82.6	(32.3)	50.3

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•
The Delaware Basin natural gas processing contracts represent the estimated value we assigned to natural gas processing contracts we acquired in 2018 in connection with our step acquisition of the remaining 50% member interest in Delaware Basin Gas Processing LLC. Amortization expense attributable to these contracts is recorded using a straight-line approach over the terms of the underlying contracts.

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of their net assets at acquisition.  Our goodwill balance was $5.45 billion at December 31, 2021 and 2020.  We are closely monitoring the recoverability of our long-lived assets, which include goodwill, in light of the COVID-19 pandemic.

Based on our most recent goodwill impairment test at December 31, 2021, the estimated fair value of each of our reporting units was substantially in excess of its carrying value (i.e., by at least 10%).  The following table presents changes in the carrying amount of goodwill by business segment during the periods indicated:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2019	$2,651.7	$1,841.0	$296.3	$956.2	$5,745.2
Impairment of goodwill	–	–	(296.3)	–	(296.3)
Balance at December 31, 2020	2,651.7	1,841.0	–	956.2	5,448.9
Balance at December 31, 2021	$2,651.7	$1,841.0	$–	$956.2	$5,448.9

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

We did not record any goodwill impairment charges during the years ended December 31, 2021 or 2019.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	December 31,
	2021	2020
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$–	$–
Senior Notes TT, 2.80% fixed-rate, due February 2021	–	750.0
Senior Notes RR, 2.85% fixed-rate, due April 2021	–	575.0
Senior Notes VV, 3.50% fixed-rate, due February 2022	750.0	750.0
Senior Notes CC, 4.05% fixed-rate, due February 2022	650.0	650.0
September 2021 364-Day Revolving Credit Agreement, variable-rate, due September 2022	–	–
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250.0	1,250.0
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850.0	850.0
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150.0	1,150.0
Senior Notes PP, 3.70% fixed-rate, due February 2026	875.0	875.0
September 2021 Multi-Year Revolving Credit Agreement, variable-rate, due September 2026	–	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575.0	575.0
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000.0	1,000.0
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250.0	1,250.0
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250.0	1,250.0
Senior Notes D, 6.875% fixed-rate, due March 2033	500.0	500.0
Senior Notes H, 6.65% fixed-rate, due October 2034	350.0	350.0
Senior Notes J, 5.75% fixed-rate, due March 2035	250.0	250.0
Senior Notes W, 7.55% fixed-rate, due April 2038	399.6	399.6
Senior Notes R, 6.125% fixed-rate, due October 2039	600.0	600.0
Senior Notes Z, 6.45% fixed-rate, due September 2040	600.0	600.0
Senior Notes BB, 5.95% fixed-rate, due February 2041	750.0	750.0
Senior Notes DD, 5.70% fixed-rate, due February 2042	600.0	600.0
Senior Notes EE, 4.85% fixed-rate, due August 2042	750.0	750.0
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100.0	1,100.0
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400.0	1,400.0
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150.0	1,150.0
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975.0	975.0
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250.0	1,250.0
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250.0	1,250.0
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250.0	1,250.0
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000.0	1,000.0
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000.0	1,000.0
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000.0	–
Senior Notes NN, 4.95% fixed-rate, due October 2054	400.0	400.0
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000.0	1,000.0
TEPPCO senior debt obligations:
TEPPCO Senior Notes, 7.55% fixed-rate, due April 2038	0.4	0.4
Total principal amount of senior debt obligations	27,175.0	27,500.0
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232.2	232.2
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700.0	700.0
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000.0	1,000.0
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700.0	700.0
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14.2	14.2
Total principal amount of senior and junior debt obligations	29,821.4	30,146.4
Other, non-principal amounts	(286.3)	(280.7)
Less current maturities of debt	(1,399.8)	(1,325.0)
Total long-term debt	$28,135.3	$28,540.7

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR") plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the year ended December 31, 2021:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.15% to 0.25%	0.21%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.90% to 3.00%	2.94%

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

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at December 31, 2021 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	2022	2023	2024	2025	2026	Thereafter
Senior Notes	$27,175.0	$1,400.0	$1,250.0	$850.0	$1,150.0	$875.0	$21,650.0
Junior Subordinated Notes	2,646.4	–	–	–	–	–	2,646.4
Total	$29,821.4	$1,400.0	$1,250.0	$850.0	$1,150.0	$875.0	$24,296.4

EPO Debt Obligations

Commercial Paper Notes
EPO maintains a commercial paper program under which it may issue (and have outstanding at any time) up to $3.0 billion in aggregate principal amount of short-term notes.  As a back-stop to the program, we intend to maintain a minimum available borrowing capacity under EPO’s September 2021 Multi-Year Revolving Credit Agreement equal to the aggregate amount outstanding under our commercial paper notes.  All commercial paper notes issued under the program are senior unsecured obligations of EPO that are unconditionally guaranteed by the Partnership.  As of December 31, 2021, EPO had no short-term notes outstanding under its commercial paper program.

364-Day Revolving Credit Agreement
In September 2021, EPO entered into a new 364-Day Revolving Credit Agreement (the “September 2021 364-Day Revolving Credit Agreement”) that replaced its September 2020 364-day revolving credit agreement.  There were no principal amounts outstanding under the September 2020 364-day revolving credit agreement when it was replaced by the September 2021 364-Day Revolving Credit Agreement.  At December 31, 2021, there were no principal amounts outstanding under the September 2021 364-Day Revolving Credit Agreement.

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

Multi-Year Revolving Credit Agreement
In September 2021, EPO entered into a new multi-year revolving credit agreement that matures in September 2026 (the “September 2021 Multi-Year Revolving Credit Agreement”).  The September 2021 Multi-Year Revolving Credit Agreement replaced EPO’s prior multi-year revolving credit agreement that was scheduled to mature in September 2024.  There were no principal amounts outstanding under the prior multi-year revolving credit agreement when it was replaced by the September 2021 Multi-Year Revolving Credit Agreement.  At December 31, 2021, there were no principal amounts outstanding under the September 2021 Multi-Year Revolving Credit Agreement.

Under the terms of the September 2021 Multi-Year Revolving Credit Agreement, EPO may borrow up to $3.0 billion (which may be increased by up to $500 million to $3.5 billion at EPO’s election provided certain conditions are met) at a variable interest rate for a term of five years, subject to the terms and conditions set forth therein.  Borrowings under the September 2021 Multi-Year Revolving Credit Agreement may be used as a backstop for commercial paper and for working capital, capital expenditures, acquisitions and general company purposes.

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

Senior Notes
EPO’s fixed-rate senior notes are unsecured obligations of EPO that rank equal with its existing and future unsecured and unsubordinated indebtedness.  They are senior to any existing and future subordinated indebtedness of EPO.  EPO’s senior notes are subject to make-whole redemption rights and were issued under indentures containing certain covenants, which generally restrict its ability (with certain exceptions) to incur debt secured by liens and engage in sale and leaseback transactions.  In total, EPO issued $1.0 billion, $4.25 billion and $2.5 billion of senior notes during the years ended December 31, 2021, 2020 and 2019, respectively.

In September 2021, EPO issued $1.0 billion in principal amount of senior notes due February 2053 (“Senior Notes EEE”).  Senior Notes EEE were issued at 99.170% of their principal amount and have a fixed rate of interest of 3.30% per year.  Net proceeds from the issuance of these senior notes were used for general company purposes, including for growth capital investments, and the repayment of debt (including the repayment of a portion of our $750.0 million in principal amount of 3.50% Senior Notes VV and a portion of our $650.0 million in principal amount of 4.05% Senior Notes CC, in each case at their maturity in February 2022).

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

Letters of Credit

At December 31, 2021, EPO had $0.7 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at December 31, 2021.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2018:

Common units outstanding at December 31, 2018	2,184,869,029
Common unit repurchases under 2019 Buyback Program	(2,909,128)
Common units issued in connection with DRIP and EUPP	2,897,990
Common units issued in connection with the vesting of phantom unit awards, net	2,720,603
Common units issued in connection with employee compensation	1,626,041
Other	21,595
Common units outstanding at December 31, 2019	2,189,226,130
Common units issued to Skyline North Americas, Inc. in connection with settlement of Liquidity Option in March 2020	54,807,352
Treasury units acquired in connection with settlement of the Liquidity Option in March 2020	(54,807,352)
Common unit repurchases under 2019 Buyback Program	(8,978,317)
Common units issued in connection with the vesting of phantom unit awards, net	3,162,095
Common units exchanged for preferred units in September 2020, with the common units received being immediately cancelled	(1,120,588)
Other	19,638
Common units outstanding at December 31, 2020	2,182,308,958
Common unit repurchases under 2019 Buyback Program	(9,891,956)
Common units issued in connection with the vesting of phantom unit awards, net	3,936,437
Other	26,148
Common units outstanding at December 31, 2021	2,176,379,587

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

Registration Statements
We have a universal shelf registration statement (the “2021 Shelf”) on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.  The 2021 Shelf replaced our prior universal shelf registration statement (the “2019 Shelf”), which is set to expire in March 2022.  EPO issued $1.0 billion of senior notes during 2021 using the 2019 Shelf (see Note 7).

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.54 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three years ended December 31, 2021.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.54 billion as of December 31, 2021.

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

As a result of the Liquidity Option settlement, the partners’ equity balance for common units (as presented on our Consolidated Balance Sheet) increased by $1.3 billion, representing the market value of the 54,807,352 Partnership common units issued to Skyline on March 5, 2020 at a closing price of $23.67 per unit.  Since OTA did not meet the definition of a business as described in ASC 805, Business Combinations, the OTA transaction was accounted for by the Partnership as the reacquisition of common units and the assumption of OTA’s related deferred tax liability.  In consolidation, we present the common units owned by OTA as treasury units, with their historical cost equal to the $1.3 billion market value of the Partnership common units issued to Skyline.  On September 30, 2020, OTA exchanged the common units it holds for preferred units issued by the Partnership.  For information regarding the preferred units and exchange transaction, see “Redeemable Preferred Limited Partner Interests” within this Note 8.

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

Upon settlement of the Liquidity Option on March 5, 2020, the Liquidity Option liability was effectively replaced by the deferred tax liability of OTA as calculated in accordance with ASC 740, Income Taxes.  See Note 15 for additional information regarding OTA’s deferred tax liability.

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

The Partnership repurchased 9,891,956 and 2,909,128 common units under the 2019 Buyback Program through open market purchases during the years ended December 31, 2021 and 2019, respectively. The total cost of these repurchases, including commissions and fees, was $213.9 million and $81.1 million, respectively.  During the year ended December 31, 2020, the Partnership repurchased 8,978,317 common units under the 2019 Buyback Program through open market and private purchases for a total cost, including commissions and fees, of $186.3 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At December 31, 2021, the remaining available capacity under the 2019 Buyback Program was $1.52 billion.

Common Units Delivered Under DRIP and EUPP
The Partnership has registration statements on file with the SEC in connection with its distribution reinvestment plan (“DRIP”) and employee unit purchase plan (“EUPP”).  In July 2019, the Partnership announced that, beginning with the quarterly distribution payment paid in August 2019, it would use common units purchased on the open market, rather than issuing new common units, to satisfy its delivery obligations under the DRIP and EUPP.  This election is subject to change in future quarters depending on the Partnership’s need for equity capital.  Agents of the Partnership purchased 6,363,197, 6,982,963 and 2,801,196 common units on the open market and delivered them to participants in the DRIP and EUPP during the years ended December 31, 2021 and 2020, and five months ended December 31, 2019, respectively.  Apart from $3.4 million, $2.4 million and $0.9 million attributable to the plan discount available to all participants in the EUPP during 2021, 2020 and 2019, respectively, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We used open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution paid on February 11, 2022.

Prior to July 2019, the Partnership satisfied its delivery obligations under the DRIP and EUPP by issuing new common units to participants.  An aggregate 2,897,990 common units were issued to DRIP and EUPP participants during the seven months ended July 31, 2019, generating net cash proceeds of $82.2 million in 2019.  Privately held affiliates of EPCO reinvested $29 million through the DRIP during 2019 (this amount being a component of the net cash proceeds presented for the year).

After taking into account the number of common units delivered under the DRIP through December 31, 2021, we have the capacity to deliver an additional 45,322,901 common units under this plan.  Likewise, we have the capacity to deliver an additional 2,247,755 common units under the EUPP.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 3,936,437, 3,162,095 and 2,720,603 new common units to employees in connection with the vesting of phantom unit awards during the years ended December 31, 2021, 2020 and 2019, respectively.  See Note 12 for information regarding our phantom unit awards.

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

Redeemable Preferred Limited Partner Interests

The following table summarizes changes in the number of our preferred units outstanding since September 30, 2020:

Original issuance of preferred units outstanding on September 30, 2020	50,000
Paid-in kind distribution to related party	138
Preferred units outstanding at December 31, 2020	50,138
Paid-in kind distribution to related party	274
Preferred units outstanding at December 31, 2021	50,412

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

Concurrently, the Partnership exchanged all of the 54,807,352 Partnership common units owned directly by OTA for 855,915 of the Partnership’s new preferred units having an equivalent value.  The preferred units held by OTA, like the common units OTA held prior to the exchange, are accounted for as treasury units by the Partnership in consolidation.  The historical cost of the treasury units did not change as a result of the exchange and remains at the $1.3 billion recognized on March 5, 2020 in connection with settlement of the Liquidity Option.

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

During the year ended December 31, 2021, the Partnership made quarterly distributions to its third party and related party preferred unitholders valued at $3.6 million, consisting of PIK distributions of 274 new preferred units and $3.4 million in cash.

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

Our Consolidated Balance Sheet at December 31, 2021 presents the capital accounts of the third-party purchasers of the preferred units as mezzanine equity since the terms of the preferred units allow for cash redemption by the holders in a Change of Control event, without regard to the likelihood of such an event.  The preferred units held by OTA are presented as treasury units in consolidation since their ultimate disposition remains under the control of the Partnership.

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

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2019	$55.1	$13.9	$2.4	$71.4
Other comprehensive income (loss) for period, before reclassifications	124.4	(127.5)	(0.1)	(3.2)
Reclassification of losses (gains) to net income during period	(272.7)	39.3	–	(233.4)
Total other comprehensive income (loss) for period	(148.3)	(88.2)	(0.1)	(236.6)
Accumulated Other Comprehensive Income (Loss), December 31, 2020	(93.2)	(74.3)	2.3	(165.2)
Other comprehensive income (loss) for period, before reclassifications	(677.7)	182.9	(0.3)	(495.1)
Reclassification of losses (gains) to net income during period	907.8	38.3	0.1	946.2
Total other comprehensive income (loss) for period	230.1	221.2	(0.2)	451.1
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$136.9	$146.9	$2.1	$285.9

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the years indicated:

		For the Year Ended December 31,
Losses (gains) on cash flow hedges:	Location	2021	2020
Interest rate derivatives	Interest expense	$38.3	$39.3
Commodity derivatives	Revenue	893.3	(282.6)
Commodity derivatives	Operating costs and expenses	14.5	9.9
Total		$946.1	$(233.4)

For information regarding our interest rate and commodity derivative instruments, see Note 13.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests

Noncontrolling interests represent third party ownership interests in our consolidated subsidiaries.  The following table presents the components of noncontrolling interests as reported on our Consolidated Balance Sheets at the dates indicated:

	At December 31,
Consolidated Subsidiary	2021	2020
Breviloba LLC (“Breviloba”)(1)	$461.6	$480.4
Whitethorn Pipeline Company LLC (“Whitethorn”)(2)	188.3	193.0
Enterprise Navigator Ethylene Terminal LLC (“ENET”)(3)	141.9	142.2
Other (4)	317.8	257.7
Total noncontrolling interests in consolidated subsidiaries	$1,109.6	$1,073.3

(1)	Altus Midstream Processing LP acquired a noncontrolling 33% equity interest in Breviloba, which owns the Shin Oak NGL Pipeline, in July 2019 for $440.7 million in cash.
(2)	An affiliate of Western Gas Partners, LP owns a noncontrolling 20% equity interest in Whitethorn, which owns the majority of our Midland-to-ECHO 1 pipeline.
(3)	Navigator Ethylene Terminals LLC owns a noncontrolling 50% equity interest in ENET, which owns our ethylene export terminal located at Morgan’s Point on the Houston Ship Channel.
(4)	Primarily represents noncontrolling equity interests in NGL fractionation and pipeline businesses.

Net income attributable to noncontrolling interests was $117.6 million, $110.1 million and $95.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Cash Distributions

The following table presents Enterprise’s declared quarterly cash distribution rates per common unit with respect to the quarter indicated.  Actual cash distributions are paid by Enterprise within 45 days after the end of each fiscal quarter.

	Quarterly Distribution Per Common Unit	Record Date	Payment Date
2019:
1st Quarter	$0.4375	4/30/2019	5/13/2019
2nd Quarter	$0.4400	7/31/2019	8/13/2019
3rd Quarter	$0.4425	10/31/2019	11/12/2019
4th Quarter	$0.4450	1/31/2020	2/12/2020
2020:
1st Quarter	$0.4450	4/30/2020	5/12/2020
2nd Quarter	$0.4450	7/31/2020	8/12/2020
3rd Quarter	$0.4450	10/30/2020	11/12/2020
4th Quarter	$0.4500	1/29/2021	2/11/2021
2021:
1st Quarter	$0.4500	4/30/2021	5/12/2021
2nd Quarter	$0.4500	7/30/2021	8/12/2021
3rd Quarter	$0.4500	10/29/2021	11/12/2021
4th Quarter	$0.4650	1/31/2022	2/11/2022

On January 6, 2022, we announced that the Board of Enterprise GP declared a quarterly cash distribution of $0.465 per common unit with respect to the fourth quarter of 2021.  The quarterly distribution was paid on February 11, 2022 to unitholders of record as of the close of business on January 31, 2022.  The total amount paid was $1.02 billion, which includes $8.0 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  In light of current economic conditions, management will evaluate any further increase in cash distributions on a quarterly basis.

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
	For the Year Ended December 31,
	2021	2020	2019
NGL Pipelines & Services:
Sales of NGLs and related products	$13,716.5	$8,970.7	$10,934.3
Segment midstream services:
Natural gas processing and fractionation	1,036.2	757.3	1,069.9
Transportation	975.8	1,036.8	1,054.3
Storage and terminals	574.1	412.4	412.2
Total segment midstream services	2,586.1	2,206.5	2,536.4
Total NGL Pipelines & Services	16,302.6	11,177.2	13,470.7
Crude Oil Pipelines & Services:
Sales of crude oil	9,519.0	5,410.8	9,007.8
Segment midstream services:
Transportation	929.4	804.9	801.8
Storage and terminals	453.8	473.3	477.7
Total segment midstream services	1,383.2	1,278.2	1,279.5
Total Crude Oil Pipelines & Services	10,902.2	6,689.0	10,287.3
Natural Gas Pipelines & Services:
Sales of natural gas	3,412.7	1,530.5	2,075.4
Segment midstream services:
Transportation	986.9	1,022.6	1,094.0
Total segment midstream services	986.9	1,022.6	1,094.0
Total Natural Gas Pipelines & Services	4,399.6	2,553.1	3,169.4
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	8,195.7	5,942.6	4,985.2
Segment midstream services:
Fractionation and isomerization	275.2	187.7	166.6
Transportation, including marine logistics	484.8	482.9	539.4
Storage and terminals	246.8	167.2	170.6
Total segment midstream services	1,006.8	837.8	876.6
Total Petrochemical & Refined Products Services	9,202.5	6,780.4	5,861.8
Total consolidated revenues	$40,806.9	$27,199.7	$32,789.2

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

Petrochemicals and refined products storage contracts generate revenue from capacity reservations where we collect a fee for reserving storage capacity for customers at our terminals.  Under these agreements, revenue is recognized on a straight-line basis over the reservation period.  In addition, customers are billed a fee per unit of volume handled at our terminals.  Revenue is recognized as the terminaling service is provided.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at the dates indicated:

		December 31,
Contract Asset	Location	2021	2020
Unbilled revenue (current amount)	Prepaid and other current assets	$15.0	$18.8
Total		$15.0	$18.8

		December 31,
Contract Liability	Location	2021	2020
Deferred revenue (current amount)	Other current liabilities	$196.1	$145.3
Deferred revenue (noncurrent)	Other long-term liabilities	249.5	198.2
Total		$445.6	$343.5

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances during the years indicated:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2018	$13.3	$291.2
Amount included in opening balance transferred to other accounts during period (1)	(13.3)	(126.4)
Amount recorded during period (2)	340.0	539.8
Amounts recorded during period transferred to other accounts (1)	(322.4)	(384.8)
Other changes	–	(4.9)
Balance at December 31, 2019	$17.6	$314.9
Amount included in opening balance transferred to other accounts during period (1)	(17.6)	(114.5)
Amount recorded during period (2)	323.0	661.2
Amounts recorded during period transferred to other accounts (1)	(304.2)	(496.7)
Other changes	–	(21.4)
Balance at December 31, 2020	$18.8	$343.5
Amount included in opening balance transferred to other accounts during period (1)	(18.8)	(147.6)
Amount recorded during period (2)	276.9	954.3
Amounts recorded during period transferred to other accounts (1)	(261.9)	(700.4)
Other changes	–	(4.2)
Balance at December 31, 2021	$15.0	$445.6

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year. These amounts represent the revenues we expect to recognize in future periods from these contracts as of December 31, 2021.

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

Period	Fixed Consideration
One Year Ended December 31, 2022	$3,727.5
One Year Ended December 31, 2023	3,122.3
One Year Ended December 31, 2024	2,882.3
One Year Ended December 31, 2025	2,542.0
One Year Ended December 31, 2026	2,387.8
Thereafter	9,449.8
Total	$24,111.7

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

	For the Year Ended December 31,
	2021	2020	2019
Operating income	$6,103.7	$5,035.1	$6,078.7
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	2,010.6	1,961.5	1,848.3
Asset impairment charges in operating costs and expenses	232.6	890.6	132.7
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	6.1	(4.4)	(5.7)
General and administrative costs	209.3	219.6	211.7
Non-refundable payments received from shippers attributable to make-up rights (2)	84.9	119.3	47.0
Subsequent recognition of revenues attributable to make-up rights (3)	(138.7)	(33.6)	(22.9)
Total segment gross operating margin	$8,508.5	$8,188.1	$8,289.8

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

However, management includes deferred transportation revenues relating to the “make-up rights” of committed shippers when reviewing the financial results of certain pipelines (Texas Express Pipeline, Front Range Pipeline, ATEX, Aegis Ethane Pipeline, and Seaway Pipeline).  From an internal (and segment) reporting standpoint, management considers the transportation fees paid by committed shippers on these pipelines, including any non-refundable revenues that may be deferred under GAAP related to make-up rights, to be important in assessing the financial performance of these pipeline assets.  Although the adjustments for make-up rights are included in segment gross operating margin, our consolidated revenues do not reflect any deferred revenues until the conditions for recognizing such revenues are met in accordance with GAAP.

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Gross operating margin by segment:
NGL Pipelines & Services	$4,315.9	$4,182.4	$4,069.8
Crude Oil Pipelines & Services	1,679.9	1,997.3	2,087.8
Natural Gas Pipelines & Services	1,155.5	926.6	1,062.6
Petrochemical & Refined Products Services	1,357.2	1,081.8	1,069.6
Total segment gross operating margin	$8,508.5	$8,188.1	$8,289.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Year ended December 31, 2021	$16,293.3	$10,849.3	$4,381.7	$9,202.5	$–	$40,726.8
Year ended December 31, 2020	11,170.6	6,668.8	2,543.2	6,780.4	–	27,163.0
Year ended December 31, 2019	13,460.8	10,244.6	3,154.7	5,861.8	–	32,721.9
Revenues from related parties:
Year ended December 31, 2021	9.3	52.9	17.9	–	–	80.1
Year ended December 31, 2020	6.6	20.2	9.9	–	–	36.7
Year ended December 31, 2019	9.9	42.7	14.7	–	–	67.3
Intersegment and intrasegment revenues:
Year ended December 31, 2021	55,796.3	29,984.4	650.0	22,110.4	(108,541.1)	–
Year ended December 31, 2020	29,010.3	24,531.3	460.1	5,379.4	(59,381.1)	–
Year ended December 31, 2019	20,840.4	34,613.0	624.7	2,481.3	(58,559.4)	–
Total revenues:
Year ended December 31, 2021	72,098.9	40,886.6	5,049.6	31,312.9	(108,541.1)	40,806.9
Year ended December 31, 2020	40,187.5	31,220.3	3,013.2	12,159.8	(59,381.1)	27,199.7
Year ended December 31, 2019	34,311.1	44,900.3	3,794.1	8,343.1	(58,559.4)	32,789.2
Equity in income (loss) of unconsolidated affiliates:
Year ended December 31, 2021	120.0	456.3	5.8	1.3	–	583.4
Year ended December 31, 2020	121.3	301.2	5.8	(2.2)	–	426.1
Year ended December 31, 2019	114.5	449.2	6.3	(7.0)	–	563.0

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

Our integrated midstream energy asset network (including the midstream energy assets owned by our unconsolidated affiliates) provides services to producers and consumers of natural gas, NGLs, crude oil, refined products and certain petrochemicals.  In general, hydrocarbons may enter our asset system in a number of ways, such as through a natural gas gathering pipeline, natural gas processing facility, a crude oil pipeline or terminal, an NGL fractionator, an NGL storage facility or an NGL gathering or transportation pipeline.  The assets of many of our equity investees are included within our integrated midstream network.  For example, we use the Front Range Pipeline and Texas Express Pipeline to transport mixed NGLs to our Chambers County NGL fractionation and storage complex and the Seaway Pipeline to transport crude oil to our terminals in the Houston, Texas area.  Given the integral nature of these equity method investees to our operations, we believe the presentation of equity earnings from such investees as a component of gross operating margin and operating income is meaningful and appropriate.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information by business segment, together with reconciliations to our Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At December 31, 2021	$17,202.1	$6,973.5	$8,560.3	$7,735.4	$1,616.4	$42,087.7
At December 31, 2020	17,128.3	6,982.6	8,465.8	7,528.4	1,807.7	41,912.8
At December 31, 2019	16,652.1	6,324.4	8,432.5	7,553.2	2,641.2	41,603.4
Investments in unconsolidated affiliates: (see Note 5)
At December 31, 2021	656.8	1,736.8	31.6	3.2	–	2,428.4
At December 31, 2020	671.6	1,723.7	31.4	2.5	–	2,429.2
At December 31, 2019	703.8	1,866.5	27.3	2.6	–	2,600.2
Intangible assets, net: (see Note 6)
At December 31, 2021	317.2	1,860.0	848.7	124.7	–	3,150.6
At December 31, 2020	334.1	1,936.6	905.0	133.4	–	3,309.1
At December 31, 2019	360.2	2,001.9	941.2	145.7	–	3,449.0
Goodwill: (see Note 6)
At December 31, 2021	2,651.7	1,841.0	–	956.2	–	5,448.9
At December 31, 2020	2,651.7	1,841.0	–	956.2	–	5,448.9
At December 31, 2019	2,651.7	1,841.0	296.3	956.2	–	5,745.2
Segment assets:
At December 31, 2021	20,827.8	12,411.3	9,440.6	8,819.5	1,616.4	53,115.6
At December 31, 2020	20,785.7	12,483.9	9,402.2	8,620.5	1,807.7	53,100.0
At December 31, 2019	20,367.8	12,033.8	9,697.3	8,657.7	2,641.2	53,397.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Consolidated revenues:
NGL Pipelines & Services	$16,302.6	$11,177.2	$13,470.7
Crude Oil Pipelines & Services	10,902.2	6,689.0	10,287.3
Natural Gas Pipelines & Services	4,399.6	2,553.1	3,169.4
Petrochemical & Refined Products Services	9,202.5	6,780.4	5,861.8
Total consolidated revenues	$40,806.9	$27,199.7	$32,789.2

Consolidated costs and expenses:
Operating costs and expenses:
Cost of sales	$29,887.0	$16,723.2	$22,065.8
Other operating costs and expenses (1)	2,914.1	2,800.2	3,020.7
Depreciation, amortization and accretion	2,037.5	1,961.5	1,848.3
Impairment of goodwill	–	296.3	–
Impairment of assets other than goodwill	232.6	594.3	132.7
Net losses (gains) attributable to asset sales and related matters	6.1	(4.4)	(5.7)
General and administrative costs	209.3	219.6	211.7
Total consolidated costs and expenses	$35,286.6	$22,590.7	$27,273.5

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment charges; and net losses (or gains) attributable to asset sales and related matters.

Fluctuations in our product sales revenues and related cost of sales amounts are explained in large part by changes in energy commodity prices.  In general, higher energy commodity prices result in an increase in our revenues attributable to product sales; however, these higher commodity prices would also be expected to increase the associated cost of sales as purchase costs are higher.  The same type of relationship would be true in the case of lower energy commodity sales prices and purchase costs.

Major Customer Information

Substantially all of our consolidated revenues are earned in the U.S. and derived from a wide customer base.  No single customer accounted for 10% or more of our consolidated revenues (thus constituting a “major customer”) during the years ended December 31, 2021 or 2020.  However, Vitol Holding B.V. and its affiliates (collectively, “Vitol”) accounted for $3.31 billion, or 10.1%, of our consolidated revenues during the year ended December 31, 2019.  Vitol is a global energy and commodity trading company. The following table presents our consolidated revenues from Vitol by business segment for the year ended December 31, 2019:

NGL Pipelines & Services	$1,410.8
Crude Oil Pipelines & Services	1,670.7
Natural Gas Pipelines & Services	31.2
Petrochemical & Refined Products Services	202.1
Total	$3,314.8

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$4,634.1	$3,774.7	$4,591.3
Earnings allocated to phantom unit awards (1)	(37.0)	(32.0)	(27.7)
Net income allocated to common unitholders	$4,597.1	$3,742.7	$4,563.6

Basic weighted-average number of common units outstanding	2,183.3	2,185.8	2,188.6

Basic earnings per common unit	$2.11	$1.71	$2.09

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$4,634.1	$3,774.7	$4,591.3
Net income attributable to preferred units	3.6	0.9	–
Net income attributable to limited partners	$4,637.7	$3,775.6	$4,591.3

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,183.3	2,185.8	2,188.6
Phantom units (2)	17.5	15.7	13.1
Preferred units (2)	2.5	0.7	–
Total	2,203.3	2,202.2	2,201.7

Diluted earnings per common unit	$2.10	$1.71	$2.09

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 12 for information regarding the phantom units.
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

Note 12.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Equity-classified awards:
Phantom unit awards	$146.5	$150.3	$132.2
Profits interest awards	5.9	8.7	11.6
Liability-classified awards	(0.1)	0.1	0.1
Total	$152.3	$159.1	$143.9

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

The grant date fair value of a phantom unit award is based on the market price per unit of the Partnership’s common units on the date of grant. Compensation expense is recognized based on the grant date fair value, net of an allowance for estimated forfeitures, over the requisite service or vesting period.

The following table presents phantom unit award activity for the years indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2018	10,333,277	$26.97
Granted (2)	6,854,920	$27.75
Vested	(3,895,049)	$27.53
Forfeited	(318,464)	$27.21
Phantom unit awards at December 31, 2019	12,974,684	$27.21
Granted (3)	7,405,245	$25.71
Vested	(4,532,269)	$26.35
Forfeited	(178,218)	$26.73
Phantom unit awards at December 31, 2020	15,669,442	$26.76
Granted (4)	7,720,645	$21.30
Vested	(5,648,281)	$26.98
Forfeited	(570,887)	$24.44
Phantom unit awards at December 31, 2021	17,170,919	$24.31

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2019 was $190.2 million based on a grant date market price of the Partnership’s common units ranging from $26.32 to $29.29 per unit.  An estimated annual forfeiture rate of 3.0% was applied to these awards.

(3)
The aggregate grant date fair value of phantom unit awards issued during 2020 was $190.4 million based on a grant date market price of the Partnership’s common units ranging from $16.95 to $25.76 per unit.  An estimated annual forfeiture rate of 2.4% was applied to these awards.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maximum number of the Partnership’s common units authorized for issuance under the 2008 Plan was 60,000,000 at December 31, 2021.  This amount automatically increased under the terms of the 2008 Plan by 5,000,000 common units on January 1, 2022 and will continue to automatically increase annually on January 1 thereafter during the term of the 2008 Plan; provided, however, that in no event shall the maximum aggregate number exceed 70,000,000 common units.  The 2008 Plan is effective until September 30, 2023 or, if earlier, until (i) the time that all available common units under the 2008 Plan have been delivered to participants or (ii) the time of termination of the 2008 Plan by the Board of Directors of EPCO or by the Incentive Plan Administration Subcommittee of the Governance Committee of Enterprise GP.  After giving effect to awards granted under the 2008 Plan through December 31, 2021, a total of 15,765,933 additional common units were available for issuance.  After taking into account tax withholding requirements, we issued 3,936,437, 3,162,095 and 2,720,603 common units in connection with the vesting of phantom unit awards in the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table presents supplemental information regarding phantom unit awards for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Cash payments made in connection with DERs	$30.9	$27.1	$22.1
Total intrinsic value of phantom unit awards that vested during period	$124.3	$114.8	$111.1

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $146.3 million at December 31, 2021, of which our share of such cost is currently estimated to be $118.5 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

Profits Interest Awards

In 2016 and 2018, EPCO Holdings Inc. (“EPCO Holdings”), a privately held affiliate of EPCO, contributed a portion of the Partnership’s common units it owned to form limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a “profits interest” (in the form of a Class B limited partner interest) in an Employee Partnership.  The Employee Partnerships named (i) EPD PubCo Unit I L.P. (“PubCo I”), (ii) EPD PubCo Unit II L.P. (“PubCo II”), and (iii) EPD PrivCo Unit I L.P. (“PrivCo I”) were formed by EPCO Holdings in 2016.  The Employee Partnerships named (i) EPD 2018 Unit IV L.P. (“EPD IV”) and (ii) EPCO Unit II L.P. (“EPCO II”) were formed by EPCO Holdings in 2018.  The Class B limited partner interests of PubCo I vested in February 2020.

The Class B limited partner interests of two of the four Employee Partnerships outstanding at January 1, 2021, PubCo II and PrivCo I, vested on June 11, 2021 when the closing market price of the Partnership’s common units exceeded $25.41 per unit.  As a result of these vesting events, we recognized an aggregate $1.9 million of non-cash, compensation expense in the three months ended June 30, 2021.

In exchange for the contributions of the Partnership’s common units, EPCO Holdings was admitted as the Class A limited partner of each Employee Partnership. Also on the applicable contribution date, certain key EPCO employees were issued Class B limited partner interests (i.e., profits interest awards) and admitted as Class B limited partners of each Employee Partnership, all without any capital contribution by such employees.  EPCO serves as the general partner of each Employee Partnership.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each quarter, the Employee Partnerships, as owners of the Partnership’s common units, receive a cash distribution from the Partnership as do the Partnership’s other common unitholders.  The cash received by the Employee Partnership is first used to pay the Class A limited partner a cash distribution equal to the product of (i) the number of the Partnership’s common units owned by the Employee Partnership and (ii) the Class A Preference Return (subject to equitable adjustment in order to reflect any equity split, equity distribution or dividend, reverse split, combination, reclassification, recapitalization or other similar event affecting such common units). To the extent that the Employee Partnership has cash remaining after making this quarterly payment to the Class A limited partner, the residual cash is distributed to the Class B limited partners on a quarterly basis as a distribution.

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

The following table summarizes key elements of each Employee Partnership as of December 31, 2021:

Employee Partnership	Partnership Common Units Contributed by EPCO Holdings	Class A Capital Base (1)	Class A Preference Return Per Unit	Expected Vesting/ Liquidation Date	Estimated Fair Value of Profits Interest Awards (2)	Unrecognized Compensation Cost (3)
EPD IV	6,400,000	$172.9	$0.4325	December 2023	$25.6	$9.0
EPCO II	1,600,000	$43.2	$0.4325	December 2023	$6.5	$0.2

(1)	Represents the fair market value of the Partnership’s common units contributed to each Employee Partnership at the applicable contribution date.
(2)
Represents the total fair value of the profits interest awards awarded to the Class B limited partners of each Employee Partnership irrespective of how such costs will be allocated between us and EPCO and its privately held affiliates.  The fair value is as of the grant date or as of the plan modification date, as applicable.

(3)	Represents our expected share of the unrecognized compensation cost at December 31, 2021, which we expect to recognize over a weighted-average period of 1.9 years.

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

The following table summarizes the assumptions we used in applying a Black-Scholes option pricing model, to derive that portion of the estimated fair value of the profits interest awards (at either the grant date or modification date) for each Employee Partnership:

	Expected Life	Risk-Free	Expected	Expected Unit
Employee	of Award	Interest	Distribution	Price
Partnership	from Grant Date	Rate	Yield	Volatility
EPD IV	5.0 years	0.2% to 2.8%	6.5% to 8.4%	27% to 39%
EPCO II	5.0 years	0.2% to 2.8%	6.3% to 8.4%	24% to 36%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Swaptions
In 2019, we sold options to be put into forward-starting swaps, or swaptions, if the market rate of interest fell below the strike rate of the option upon expiration of the derivative instrument.  The premiums we realized upon sale of the swaptions are reflected as a $23.1 million reduction in interest expense for the year ended December 31, 2019.

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

As a result of market conditions, we terminated an aggregate $1.08 billion notional amount of forward-starting swaps in March 2021, which resulted in net cash proceeds of $75.2 million.  Since the original swaptions associated with certain of these forward-starting swaps were not designated as hedging instruments and were subject to mark-to-market accounting, we previously incurred an unrealized, mark-to-market loss at inception of the forward starting swaps of $47.6 million that was reflected as an increase in interest expense in 2019.  Immediately following exercise of the swaptions and being put into the forward-starting swaps, these instruments were designated as cash flow hedges.  For the period from inception through the termination date in March 2021, we recognized cumulative gains on the forward-starting swaps of $122.8 million in accumulated other comprehensive income, of which $99.0 million will be reclassified to earnings (as a decrease in interest expense) over the 30-year life of the associated debt through February 2053 and $21.4 million will be reclassified to earnings (as a decrease in interest expense) over the life of the associated future debt obligation.  We reclassified $2.4 million of the cumulative gain as a decrease in interest expense in 2021.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2020, we terminated an aggregate $575 million notional amount of forward-starting swaps, which resulted in net cash payments of $33.3 million.  As cash flow hedges, losses on these derivative instruments are reflected as a component of accumulated other comprehensive loss and are being amortized to earnings (as an increase in interest expense) over the 30-year life of the associated debt through January 2051.

As a result of these terminations, we do not have any interest rate derivative instruments outstanding at December 31, 2021.

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

At December 31, 2021, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at December 31, 2021 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (Bcf)	25.9	1.2	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.7	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	23.9	1.2	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	3.0	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	134.0	0.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	133.0	2.1	Cash flow hedge
NGLs inventory management activities (MMBbls)	1.2	n/a	Fair value hedge
Refined products marketing:
Forecasted sales of refined products (MMBbls)	0.3	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	4.6	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	7.4	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	1.3	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	2.2	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	26.2	1.0	Mark-to-market
NGL risk management activities (MMBbls) (3)	52.7	6.6	Mark-to-market
Refined products risk management activities (MMBbls) (3)	4.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	21.4	n/a	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2023, March 2022 and December 2023, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $101.8 million and $144.0 million at December 31, 2021 and 2020, respectively.

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

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate derivatives	Current assets	$–	Current assets	$–	Current liabilities	$–	Current liabilities	$109.1
Interest rate derivatives	Other assets	–	Other assets	12.4	Other liabilities	–	Other liabilities	11.0
Total interest rate derivatives		–		12.4		–		120.1
Commodity derivatives	Current assets	194.5	Current assets	210.5	Current liabilities	212.4	Current liabilities	234.0
Commodity derivatives	Other assets	0.2	Other assets	0.4	Other liabilities	0.8	Other liabilities	6.1
Total commodity derivatives		194.7		210.9		213.2		240.1
Total derivatives designated as hedging instruments		$194.7		$223.3		$213.2		$360.2

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$42.0	Current assets	$18.1	Current liabilities	$41.8	Current liabilities	$6.1
Commodity derivatives	Other assets	1.8	Other assets	0.2	Other liabilities	0.7	Other liabilities	0.1
Total commodity derivatives		43.8		18.3		42.5		6.2
Total derivatives not designated as hedging instruments		$43.8		$18.3		$42.5		$6.2

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Cash Collateral Received	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of December 31, 2021:
Commodity derivatives	$238.5	$–	$238.5	$(233.4)	$–	$–	$5.1
As of December 31, 2020:
Interest rate derivatives	$12.4	$–	$12.4	$–	$–	$–	$12.4
Commodity derivatives	229.2	–	229.2	(228.5)	–	–	0.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Paid	Amounts That Would Have Been Presented On Net Basis
	(i)	(ii)	(iii) = (i) – (ii)	(iv)		(v) = (iii) + (iv)
As of December 31, 2021:
Commodity derivatives	$255.7	$–	$255.7	$(233.4)	$(16.7)	$5.6
As of December 31, 2020:
Interest rate derivatives	$120.1	$–	$120.1	$–	$–	$120.1
Commodity derivatives	246.3	–	246.3	(228.5)	(17.3)	0.5

Derivative assets and liabilities recorded on our Consolidated Balance Sheets are presented on a gross basis and determined at the individual transaction level.  This presentation method is applied regardless of whether the respective exchange clearing agreements, counterparty contracts or master netting agreements contain netting language often referred to as “rights of offset.”  Although derivative amounts are presented on a gross basis, having rights of offset enable the settlement of a net as opposed to gross receivable or payable amount under a counterparty default or liquidation scenario.

Cash is paid and received as collateral under certain agreements, particularly for those associated with exchange transactions.  For any cash collateral payments or receipts, corresponding assets or liabilities are recorded to reflect the variation margin deposits or receipts with exchange clearing brokers and customers.  These balances are also presented on a gross basis on our Consolidated Balance Sheets.

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Statements of Consolidated Operations for the years indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2021	2020	2019
Commodity derivatives	Revenue	$(242.7)	$(88.0)	$2.2
Total		$(242.7)	$(88.0)	$2.2

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Year Ended December 31,
		2021	2020	2019
Commodity derivatives	Revenue	$226.1	$168.1	$6.9
Total		$226.1	$168.1	$6.9

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the effect of our derivative instruments designated as cash flow hedges on our Statements of Consolidated Operations and Statements of Consolidated Comprehensive Income for the years indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) On Derivative
	For the Year Ended December 31,
	2021	2020	2019
Interest rate derivatives	$182.9	$(127.5)	$81.4
Commodity derivatives – Revenue (1)	(658.2)	134.7	55.8
Commodity derivatives – Operating costs and expenses (1)	(19.5)	(10.3)	(11.7)
Total	$(494.8)	$(3.1)	$125.5

(1)	The fair value of these derivative instruments will be reclassified to their respective locations on the Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Year Ended December 31,
		2021	2020	2019
Interest rate derivatives	Interest expense	$(38.3)	$(39.3)	$(37.3)
Commodity derivatives	Revenue	(893.3)	282.6	152.4
Commodity derivatives	Operating costs and expenses	(14.5)	(9.9)	(10.7)
Total		$(946.1)	$233.4	$104.4

Over the next twelve months, we expect to reclassify $21.8 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $142.9 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $148.1 million as an increase in revenue and $5.2 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Statements of Consolidated Operations for the years indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
		2021	2020	2019
Interest rate derivatives	Interest expense	$–	$–	$(94.9)
Commodity derivatives	Revenue	150.0	166.0	102.2
Commodity derivatives	Operating costs and expenses	0.8	(0.2)	(12.4)
Total		$150.8	$165.8	$(5.1)

The $150.8 million gain recognized for the year ended December 31, 2021 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $95.2 million of realized gains and $55.6 million of net unrealized mark-to-market gains attributable to commodity derivatives.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In total and inclusive of both fair value hedges and derivatives not designated as hedging instruments, unrealized mark-to-market gains (losses) included in gross operating margin and interest expense were as follows for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Mark-to-market gains (losses) in gross operating margin:
NGL Pipelines & Services	$39.6	$48.4	$(5.5)
Crude Oil Pipelines & Services	(2.5)	20.1	80.6
Natural Gas Pipelines & Services	(2.8)	6.3	(0.2)
Petrochemical & Refined Products Services	(6.9)	4.5	(7.2)
Total mark-to-market impact on gross operating margin	27.4	79.3	67.7
Mark-to-market losses in interest expense	–	–	(94.9)
Total	$27.4	$79.3	$(27.2)

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

	At December 31, 2021 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$121.9	$1,109.4	$–	$1,231.3
Impact of CME Rule 814	(121.9)	(870.9)	–	(992.8)
Total commodity derivatives	–	238.5	–	238.5
Total	$–	$238.5	$–	$238.5

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$198.9	$1,000.3	$0.3	$1,199.5
Impact of CME Rule 814	(198.9)	(744.9)	–	(943.8)
Total commodity derivatives	–	255.4	0.3	255.7
Total	$–	$255.4	$0.3	$255.7

In the aggregate, the fair value of our commodity hedging portfolios at December 31, 2021 was a net derivative asset of $31.8 million prior to the impact of CME Rule 814.

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

Financial assets and liabilities recorded on the balance sheet at December 31, 2021 and 2020 using significant unobservable inputs (Level 3) are not material to the Consolidated Financial Statements.

The following table sets forth a reconciliation of changes in the fair values of our recurring Level 3 financial assets and liabilities on a combined basis for the years indicated:

test		For the Year Ended December 31,
test	Location	2021	2020
Financial liability balance, net, January 1		$(5.2)	$(509.8)
Total gains (losses) included in:
Net income (1)	Revenue	0.7	(1.6)
Net income	Other expense, net – Liquidity Option	–	(2.3)
Other comprehensive income (loss)	Commodity derivative instruments – changes in fair value of cash flow hedges	(0.2)	(23.7)
Settlements (1)	Revenue	(1.4)	3.2
Transfer out of Level 3 – Liquidity Option (2)		–	511.9
Other transfers out of Level 3		5.8	17.1
Financial liability balance, net, December 31		$(0.3)	$(5.2)

(1)	There were unrealized losses of $0.8 million and unrealized gains of $0.7 million included in these amounts for the years ended December 31, 2021 and 2020, respectively.
(2)	In March 2020, the Liquidity Option settled and was transferred out of Level 3. See Note 8 for information regarding the Liquidity Option.

Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $33.48 billion and $35.0 billion at December 31, 2021 and 2020, respectively.  The aggregate carrying value of these debt obligations was $29.58 billion and $29.9 billion at December 31, 2021 and 2020, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14.  Related Party Transactions

The following table summarizes our related party transactions for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Revenues – related parties:
Unconsolidated affiliates	$80.1	$36.7	$67.3
Costs and expenses – related parties:
EPCO and its privately held affiliates	$1,155.2	$1,143.7	$1,145.3
Unconsolidated affiliates	265.0	203.1	403.1
Total	$1,420.2	$1,346.8	$1,548.4

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	December 31,
	2021	2020
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1.2	$1.9
Unconsolidated affiliates	19.4	3.7
Total	$20.6	$5.6

Accounts payable - related parties:
EPCO and its privately held affiliates	$150.7	$139.6
Unconsolidated affiliates	15.9	9.9
Total	$166.6	$149.5

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

At December 31, 2021, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,163,193 common units	32.3%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at December 31, 2021.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations.  During the years ended December 31, 2021, 2020 and 2019, we paid EPCO and its privately held affiliates cash distributions totaling $1.22 billion, $1.21 billion and $1.19 billion, respectively.

From time-to-time, EPCO and its privately held affiliates elect to purchase additional common units under the Partnership’s DRIP and ATM program.  During the year ended December 31, 2019, privately held affiliates of EPCO reinvested $29 million through our DRIP.  See Note 8 for additional information regarding our DRIP and ATM program.

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  In January 2020, we amended an office space lease with an affiliate of EPCO that extended the term through June 2037.  For the years ended December 31, 2021, 2020 and 2019, we recognized $13.5 million, $13.0 million and $14.9 million, respectively, of related party operating lease expense in connection with these office space leases.

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

The ASA allows us to participate as a named insured in EPCO’s overall insurance program, with the associated premiums and other costs being allocated to us.  See Note 17 for additional information regarding our insurance programs.

The following table presents our related party costs and expenses attributable to the ASA with EPCO for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Operating costs and expenses	$1,011.3	$999.0	$1,000.2
General and administrative expenses	135.1	128.9	127.6
Total costs and expenses	$1,146.4	$1,127.9	$1,127.8

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Relationships with Unconsolidated Affiliates

Many of our unconsolidated affiliates perform supporting or complementary roles to our other business operations.  The following information summarizes significant related party transactions with our unconsolidated affiliates:

•
For the years ended December 31, 2021, 2020 and 2019, we paid Seaway $104.0 million, $71.5 million and $194.5 million, respectively, for pipeline transportation and storage services in connection with our crude oil marketing activities.  Revenues from Seaway were $42.8 million, $20.2 million and $42.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

•	For the years ended December 31, 2021, 2020 and 2019, we purchased $94.1 million, $51.3 million and $89.2 million, respectively, of NGLs from VESCO.

•
We pay Promix for the transportation, storage and fractionation of NGLs.  Expenses with Promix were $27.4 million, $23.5 million and $34.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.  In addition, we sell natural gas to Promix for its plant fuel requirements.  Revenues from Promix were $11.5 million, $6.0 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

•	For the years ended December 31, 2021, 2020 and 2019, we paid Texas Express $28.1 million, $29.1 million and $33.5 million, respectively, for pipeline transportation services.

•	For the years ended December 31, 2021, 2020 and 2019, we paid Eagle Ford Crude Oil Pipeline $4.2 million, $20.9 million and $36.0 million, respectively, for pipeline transportation services.

•
We perform management services for certain of our unconsolidated affiliates.  We charged such affiliates $12.6 million, $10.1 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 15.  Income Taxes

Publicly traded partnerships like ours are treated as corporations unless they have 90% or more in “qualifying income” (as that term is defined in the Internal Revenue Code).  We satisfied this requirement in each of the years ended December 31, 2021, 2020 and 2019 and, as a result, are not subject to federal income tax.  However, our partners are individually responsible for paying federal income tax on their share of our taxable income.  Net earnings for financial reporting purposes may differ significantly from taxable income reportable to our unitholders as a result of differences between the tax basis and financial reporting basis of certain assets and liabilities and other factors.  We do not have access to information regarding each partner’s individual tax basis in our limited partner interests.

The following table presents the components of our consolidated benefit from (provision for) income taxes for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Deferred tax benefit (provision) attributable to OTA	$(27.6)	$155.3	$–
Texas Margin Tax	(41.9)	(32.1)	(44.2)
Other	(0.5)	1.1	(1.4)
Benefit from (provision for) income taxes	$(70.0)	$124.3	$(45.6)

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Accounting guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  We did not rely on any uncertain tax positions in recording our income tax-related amounts during the years ended December 31, 2021, 2020 and 2019.

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

Tabular Disclosures Regarding Income Taxes

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Year Ended December 31,
	2021	2020	2019
Current portion of income tax benefit (provision):
Federal	$2.0	$2.9	$1.3
State	(31.1)	(25.6)	(25.7)
Foreign	(1.1)	(0.6)	(1.2)
Total current portion	(30.2)	(23.3)	(25.6)
Deferred portion of income tax benefit (provision):
Federal	(26.9)	142.0	(1.6)
State	(12.9)	5.6	(18.5)
Foreign	–	–	0.1
Total deferred portion	(39.8)	147.6	(20.0)
Total benefit from (provision for) income taxes	$(70.0)	$124.3	$(45.6)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the benefit from (provision for) income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Pre-Tax Net Book Income (“NBI”)	$4,825.3	$3,761.4	$4,732.7

Texas Margin Tax (1)	(41.9)	(32.1)	(44.2)
State income tax benefit (provision), net of federal benefit (2)	(1.3)	9.2	(0.5)
Federal income tax benefit (provision) computed by applying the federal statutory rate to NBI of corporate entities	(13.1)	80.1	(0.9)
Federal benefit attributable to settlement of Liquidity Option Agreement (2)	–	67.8	–
Valuation allowance (3)	(14.2)	–	–
Other	0.5	(0.7)	–
Benefit from (provision for) income taxes	$(70.0)	$124.3	$(45.6)

Effective income tax rate	(1.5)%	3.3%	(1.0)%

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

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	December 31,
	2021	2020
Deferred tax liabilities:
Attributable to investment in OTA	$384.2	$356.6
Attributable to property, plant and equipment	118.0	106.4
Attributable to investments in other entities	5.2	4.1
Other	13.5	–
Total deferred tax liabilities	520.9	467.1
Deferred tax assets:
Net operating loss carryovers (1)	14.3	0.1
Temporary differences related to Texas Margin Tax	2.8	2.3
Total deferred tax assets	17.1	2.4
Valuation allowance	14.2	–
Total deferred tax assets, net of valuation allowance	2.9	2.4
Total net deferred tax liabilities	$518.0	$464.7

(1)
Of the loss amount presented as of December 31, 2021, $0.1 million expires in various years between 2022 and 2037.  The remaining $14.2 million has an indefinite carryover period.  All losses are subject to limitations on their utilization.

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

At December 31, 2021 and 2020, our accruals for litigation contingencies were $0.2 million and $6.1 million, respectively.  We have classified our accruals for litigation contingencies in our Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.  Our evaluation of litigation contingencies is based on the facts and circumstances of each case and predicting the outcome of these matters involves uncertainties.  In the event the assumptions we use to evaluate these matters change in future periods or new information becomes available, we may be required to record additional accruals.  In an effort to mitigate expenses associated with litigation, we may settle legal proceedings out of court.

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

Commitments Under Equity Compensation Plans of EPCO

In accordance with our agreements with EPCO, we reimburse EPCO for our share of its compensation expense attributable to employees who perform management, administrative and operating functions for us.  See Notes 12 and 14 for additional information regarding our accounting for equity-based awards and related party information, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contractual Obligations

The following table summarizes our various contractual obligations at December 31, 2021.  A description of each type of contractual obligation follows:

	Payment or Settlement due by Period
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
Scheduled maturities of debt obligations	$29,821.4	$1,400.0	$1,250.0	$850.0	$1,150.0	$875.0	$24,296.4
Estimated cash interest payments	$28,488.2	$1,272.4	$1,232.2	$1,194.0	$1,152.6	$1,118.4	$22,518.6
Operating lease obligations	$471.9	$46.3	$44.9	$40.9	$39.3	$31.2	$269.3
Purchase obligations:
Product purchase commitments:
Estimated payment obligations:
Natural gas	$288.9	$72.5	$96.2	$96.5	$23.7	$–	$–
NGLs	$5,392.2	$1,098.3	$853.8	$745.4	$570.8	$534.3	$1,589.6
Crude oil	$12,368.2	$1,882.8	$1,882.9	$1,831.9	$1,749.1	$1,448.4	$3,573.1
Petrochemicals and refined products	$717.8	$359.9	$230.7	$127.2	$–	$–	$–
Other	$38.0	$7.2	$7.3	$6.7	$5.0	$5.9	$5.9
Service payment commitments	$239.3	$68.7	$51.0	$20.3	$12.9	$11.5	$74.9
Capital expenditure commitments	$14.5	$14.5	$–	$–	$–	$–	$–

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  Amounts shown in the preceding table represent our scheduled future maturities of debt principal for the years indicated.  See Note 7 for additional information regarding our consolidated debt obligations.

Estimated Cash Interest Payments
Our estimated cash payments for interest are based on the principal amount of our consolidated debt obligations outstanding at December 31, 2021, the contractually scheduled maturities of such balances, and the applicable interest rates.  Our estimated cash payments for interest are influenced by the long-term maturities of our $2.65 billion in junior subordinated notes (due June 2067 through February 2078).  The estimated cash payments assume that (i) the junior subordinated notes are not repaid prior to their respective maturity dates and (ii) the amount of interest paid on the junior subordinated notes is based on either (a) the current fixed interest rate charged or (b) the weighted-average variable rate paid in 2021, as applicable, for each note through the respective maturity date.  See Note 7 for information regarding fixed and weighted-average variable interest rates charged in 2021.

Operating Lease Obligations
We lease certain property, plant and equipment under noncancelable and cancelable operating leases.  Amounts shown in the preceding table represent minimum cash lease payment obligations under our operating leases with terms in excess of one year.

Our significant lease agreements consist of (i) land held pursuant to property leases, (ii) the lease of underground storage caverns for natural gas, NGLs and ethylene, (iii) the lease of transportation equipment used in our operations and (iv) office space leased from affiliates of EPCO.  These lease agreements have terms that range from 5 to 30 years.  The agreements to lease office space from affiliates of EPCO and those relating to underground NGL storage caverns we lease from a third party include renewal options that could extend these contracts for up to an additional 20 years.  The remainder of our significant lease agreements do not provide for additional renewal terms.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding operating leases where we are the lessee at December 31, 2021:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$159.1	$159.8	12 years	3.7%
Transportation equipment	19.6	21.1	2 years	2.5%
Office and warehouse space	166.9	194.2	15 years	2.9%
Total	$345.6	$375.1

(1)	ROU asset amounts are a component of “Other assets” on our Consolidated Balance Sheet.
(2)	At December 31, 2021, lease liabilities of $36.3 million and $338.8 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
(3)
The discount rate for each category of assets represents the weighted average incremental borrowing rate adjusted for collateralization (if the implicit rate is not determinable).  In general, the discount rates are based on either (i) information available at the lease commencement date or (ii) January 1, 2019 for leases existing at the adoption date for ASC 842.

The following table disaggregates our total operating lease expense for the years indicated:

	For the Year Ended December,
	2021	2020	2019
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$40.6	$39.0	$42.8
Related accretion expense on lease liability balances	12.2	13.0	9.0
Total fixed lease expense	52.8	52.0	51.8
Variable lease expense	1.1	0.2	6.2
Subtotal operating lease expense	53.9	52.2	58.0
Short-term operating leases	54.5	49.8	48.6
Total operating lease expense	$108.4	$102.0	$106.6

Fixed lease expense is charged to earnings on a straight-line basis over the contractual term, with any variable lease payments expensed as incurred.  Short-term operating lease expense is expensed as incurred.  Cash paid for operating lease liabilities recorded on our balance sheet was $40.0 million, and $37.1 million, and $48.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We do not have any significant operating or direct financing leases where we are the lessor.  Our operating lease income for the years ended December 31, 2021, 2020 and 2019 was $12.3 million, $11.4 million and $14.4 million, respectively.  We do not have any sales-type leases.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Obligations
We define purchase obligations as agreements with remaining terms in excess of one year to purchase goods or services that are enforceable and legally binding (i.e., unconditional) on us that specify all significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transactions.  We classify our unconditional purchase obligations into the following categories:

•
Product purchase commitments – We have long-term product purchase obligations for natural gas, NGLs, crude oil, and petrochemicals and refined products with third party suppliers.  The prices that we are obligated to pay under these contracts approximate market prices at the time we take delivery of the volumes.  The preceding table presents our estimated future payment obligations under these contracts based on the contractual price in each agreement at December 31, 2021 applied to all future volume commitments.  Actual future payment obligations may vary depending on prices at the time of delivery.

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

Other Commitments

We are obligated to spend up to an aggregate $270 million over a ten-year period ending in 2025 on specified midstream gathering assets for certain producers utilizing our EFS Midstream System.  If constructed, these new assets would be owned by us and be a component of the EFS Midstream System. As of December 31, 2021, we have spent $151 million of the $270 million commitment.

Other Long-Term Liabilities

The following table summarizes the components of “Other long-term liabilities” as presented on our Consolidated Balance Sheets at the dates indicated:

	December 31,
	2021	2020
Noncurrent portion of AROs (see Note 4)	$159.0	$137.6
Deferred revenues – non-current portion (see Note 9)	249.5	198.2
Lease liability – non-current portion	338.8	320.8
Derivative liabilities	1.5	17.2
Other	11.2	12.8
Total	$760.0	$686.6

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Significant Risks and Uncertainties

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

In addition, there may be timing differences between amounts we accrue related to property damage expense, amounts we are required to pay in connection with a loss, and amounts we subsequently receive from insurance carriers as reimbursements.  Any event that materially interrupts the revenues generated by our consolidated operations, or other losses that require us to make material expenditures not reimbursed by insurance, could reduce our ability to pay distributions to our unitholders and, accordingly, adversely affect the market price of the Partnership's common units.

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

Note 18.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Decrease (increase) in:
Accounts receivable – trade	$(2,406.9)	$300.2	$(1,248.8)
Accounts receivable – related parties	(15.7)	(0.8)	0.9
Inventories	867.3	(1,420.4)	(558.0)
Prepaid and other current assets	(403.8)	991.4	(69.6)
Other assets	5.6	(79.6)	(63.5)
Increase (decrease) in:
Accounts payable – trade	(20.8)	11.3	(43.9)
Accounts payable – related parties	17.0	(12.8)	67.8
Accrued product payables	2,663.5	482.7	1,447.8
Accrued interest	(2.9)	23.9	36.1
Other current liabilities	602.0	(992.1)	58.1
Other liabilities	61.4	(71.3)	(84.3)
Net effect of changes in operating accounts	$1,366.7	$(767.5)	$(457.4)

Cash payments for interest, net of $79.6, $115.0 and $143.8 capitalized in 2021, 2020 and 2019, respectively	$1,230.7	$1,201.3	$1,080.3

Cash payments for federal and state income taxes	$18.1	$25.1	$23.6

We incurred liabilities for construction in progress that had not been paid at December 31, 2021, 2020 and 2019 of $183.3 million, $236.1 million and $432.0 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Statements of Consolidated Cash Flows.

The following table presents our cash proceeds from asset sales for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Sale of natural gas gathering system and related treating facility	$39.1	$–	$–
Other asset sales	25.2	12.8	20.6
Total	$64.3	$12.8	$20.6

The following table presents net gains (losses) attributable to asset sales and related matters for the years indicated:

	For the Year Ended December 31,
	2021	2020	2019
Loss on involuntary conversions	$(11.3)	$–	$–
Net gains attributable to other asset sales	5.8	4.4	5.7
Total	$(5.5)	$4.4	$5.7

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Subsequent Event

Acquisition of Navitas Midstream

In January 2022, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Navitas Midstream Partners, LLC (“Navitas Midstream”) from an affiliate of Warburg Pincus LLC for $3.25 billion.  The purchase price was paid in cash at closing on February 17, 2022.   We funded the cash consideration for this acquisition using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.

Navitas Midstream’s assets include approximately 1,750 miles of pipelines and over 1.0 Bcf/d of cryogenic natural gas processing capacity.  Due to the recent nature of this transaction, we have not completed the preliminary allocation of the purchase price.