Form 10-Q
period 2022-03-31
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2022-05-10
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 2,180,453,144 common units of Enterprise Products Partners L.P. outstanding at the close of business on April 29, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$231	$2,820
Restricted cash	222	145
Accounts receivable – trade, net of allowance for credit losses of $55 at March 31, 2022 and $53 at December 31, 2021	8,995	6,967
Accounts receivable – related parties	23	21
Inventories (see Note 3)	2,652	2,681
Derivative assets (see Note 14)	443	237
Prepaid and other current assets	412	399
Total current assets	12,978	13,270
Property, plant and equipment, net (see Note 4)	44,033	42,088
Investments in unconsolidated affiliates (see Note 5)	2,426	2,428
Intangible assets, net (see Note 6)	4,101	3,151
Goodwill (see Note 6)	5,608	5,449
Other assets	1,173	1,140
Total assets	$70,319	$67,526

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,629	$1,400
Accounts payable – trade	868	632
Accounts payable – related parties	62	167
Accrued product payables	10,578	8,093
Accrued interest	220	453
Derivative liabilities (see Note 14)	460	254
Other current liabilities	557	626
Total current liabilities	15,374	11,625
Long-term debt (see Note 7)	26,889	28,135
Deferred tax liabilities (see Note 16)	549	518
Other long-term liabilities	801	760
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at March 31, 2022 and December 31, 2021)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,180,453,144 units issued and outstanding at March 31, 2022, 2,176,379,587 units issued and outstanding at December 31, 2021)	26,610	26,340
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	240	286
Total partners’ equity	25,553	25,329
Noncontrolling interests in consolidated subsidiaries	1,104	1,110
Total equity	26,657	26,439
Total liabilities, preferred units, and equity	$70,319	$67,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Third parties	$12,992	$9,141
Related parties	16	14
Total revenues (see Note 9)	13,008	9,155
Costs and expenses:
Operating costs and expenses:
Third party and other costs	11,082	7,229
Related parties	315	324
Total operating costs and expenses	11,397	7,553
General and administrative costs:
Third party and other costs	25	21
Related parties	37	35
Total general and administrative costs	62	56
Total costs and expenses (see Note 10)	11,459	7,609
Equity in income of unconsolidated affiliates	117	149
Operating income	1,666	1,695
Other income (expense):
Interest expense	(319)	(323)
Interest income	1	1
Other, net	2	–
Total other expense, net	(316)	(322)
Income before income taxes	1,350	1,373
Provision for income taxes (see Note 16)	(19)	(10)
Net income	1,331	1,363
Net income attributable to noncontrolling interests	(34)	(21)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,296	$1,341

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.59	$0.61

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended March 31,
	2022	2021

Net income	$1,331	$1,363
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	(99)	(461)
Reclassification of losses to net income	45	616
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	183
Reclassification of losses to net income	8	8
Total cash flow hedges	(46)	346
Total other comprehensive income (loss)	(46)	346
Comprehensive income	1,285	1,709
Comprehensive income attributable to noncontrolling interests	(34)	(21)
Comprehensive income attributable to preferred units	(1)	(1)
Comprehensive income attributable to common unitholders	$1,250	$1,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$1,331	$1,363
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	440	426
Amortization of intangible assets	41	36
Amortization of major maintenance costs for reaction-based plants	12	3
Other amortization expense	58	60
Impairment of assets other than goodwill (see Note 4)	14	66
Equity in income of unconsolidated affiliates	(117)	(149)
Distributions received from unconsolidated affiliates attributable to earnings	109	112
Net losses attributable to asset sales and related matters	2	11
Deferred income tax expense	9	5
Change in fair market value of derivative instruments	42	(16)
Non-cash expense related to long-term operating leases (see Note 17)	13	9
Net effect of changes in operating accounts (see Note 18)	191	99
Other operating activities	–	(2)
Net cash flows provided by operating activities	2,145	2,023
Investing activities:
Capital expenditures	(349)	(679)
Cash used for business combinations, net of cash received (See Note 12)	(3,204)	–
Investments in unconsolidated affiliates	–	(1)
Distributions received from unconsolidated affiliates attributable to the return of capital	11	19
Proceeds from asset sales	11	6
Other investing activities	(1)	(2)
Cash used in investing activities	(3,532)	(657)
Financing activities:
Borrowings under debt agreements	13,444	7,532
Repayments of debt	(13,464)	(8,742)
Monetization of interest rate derivative instruments	–	75
Cash distributions paid to common unitholders (see Note 8)	(1,012)	(982)
Cash payments made in connection with distribution equivalent rights	(8)	(7)
Cash distributions paid to noncontrolling interests	(42)	(30)
Cash contributions from noncontrolling interests	2	13
Repurchase of common units under 2019 Buyback Program	–	(14)
Other financing activities	(45)	(35)
Cash used in financing activities	(1,125)	(2,190)
Net change in cash and cash equivalents, including restricted cash	(2,512)	(824)
Cash and cash equivalents, including restricted cash, at beginning of period	2,965	1,158
Cash and cash equivalents, including restricted cash, at end of period	$453	$334

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2021	$26,340	$(1,297)	$286	$1,110	$26,439
Net income	1,296	–	–	34	1,330
Cash distributions paid to common unitholders	(1,012)	–	–	–	(1,012)
Cash payments made in connection with distribution equivalent rights	(8)	–	–	–	(8)
Cash distributions paid to noncontrolling interests	–	–	–	(42)	(42)
Cash contributions from noncontrolling interests	–	–	–	2	2
Amortization of fair value of equity-based awards	38	–	–	–	38
Cash flow hedges	–	–	(46)	–	(46)
Other, net	(44)	–	–	–	(44)
Balance, March 31, 2022	$26,610	$(1,297)	$240	$1,104	$26,657

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
Balance, December 31, 2020	$25,767	$(1,297)	$(165)	$1,073	$25,378
Net income	1,341	–	–	21	1,362
Cash distributions paid to common unitholders	(982)	–	–	–	(982)
Cash payments made in connection with distribution equivalent rights	(7)	–	–	–	(7)
Cash distributions paid to noncontrolling interests	–	–	–	(30)	(30)
Cash contributions from noncontrolling interests	–	–	–	13	13
Amortization of fair value of equity-based awards	38	–	–	–	38
Repurchase and cancellation of common units under 2019 Buyback Program	(14)	–	–	–	(14)
Cash flow hedges	–	–	346	–	346
Other, net	(34)	–	–	1	(33)
Balance, March 31, 2021	$26,109	$(1,297)	$181	$1,078	$26,071

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at March 31, 2022.

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

Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full year of 2022.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

These Unaudited Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021  (the “2021 Form 10-K”) filed with the SEC on February 28, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Summary of Significant Accounting Policies

Apart from those matters described in this footnote, there have been no updates to our significant accounting policies since those reported under Note 2 of the 2021 Form 10-K.

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

The following table presents our allowance for credit losses activity since December 31, 2021:

Allowance for credit losses, December 31, 2021	$53
Charged to costs and expenses	2
Allowance for credit losses, March 31, 2022	$55

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$231	$2,820
Restricted cash	222	145
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$453	$2,965

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	March 31, 2022	December 31, 2021
NGLs	$2,107	$2,027
Petrochemicals and refined products	328	343
Crude oil	196	285
Natural gas	21	26
Total	$2,652	$2,681

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Cost of sales (1)	$10,098	$6,263
Lower of cost or net realizable value adjustments recognized in cost of sales	4	10

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years		March 31, 2022	December 31, 2021
Plants, pipelines and facilities (1)	3-45	(5)	$53,769	$51,636
Underground and other storage facilities (2)	5-40	(6)	4,331	4,327
Transportation equipment (3)	3-10		216	209
Marine vessels (4)	15-30		919	918
Land			387	379
Construction in progress			1,830	1,616
Subtotal			61,452	59,085
Less accumulated depreciation			17,504	17,083
Subtotal property, plant and equipment, net			43,948	42,002
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			85	86
Property, plant and equipment, net			$44,033	$42,088

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.   On a weighted-average basis, the expected amortization period for these costs is 2.1 years.

Property, plant and equipment at March 31, 2022 and December 31, 2021 includes $92 million and $81 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2021:

ARO liability balance, December 31, 2021	$176
Liabilities incurred (1)	14
Revisions in estimated cash flows (2)	–
Liabilities settled (3)	–
Accretion expense (4)	2
ARO liability balance, March 31, 2022	$192

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $192 million total ARO liability recorded at March 31, 2022, $17 million was reflected as a current liability and $175 million as a long-term liability.

The following table summarizes our depreciation and accretion expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Depreciation expense (1)	$438	$424
Accretion expense (1)	2	2
Capitalized interest (2)	17	20

(1)	Depreciation and accretion expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	March 31, 2022	December 31, 2021
NGL Pipelines & Services	$654	$656
Crude Oil Pipelines & Services	1,737	1,738
Natural Gas Pipelines & Services	32	31
Petrochemical & Refined Products Services	3	3
Total	$2,426	$2,428

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
NGL Pipelines & Services	$34	$28
Crude Oil Pipelines & Services	81	119
Natural Gas Pipelines & Services	2	1
Petrochemical & Refined Products Services	–	1
Total	$117	$149

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	March 31, 2022			December 31, 2021
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(238)	$211	$449	$(236)	$213
Contract-based intangibles	749	(67)	682	165	(61)	104
Segment total	1,198	(305)	893	614	(297)	317
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(373)	1,822	2,195	(355)	1,840
Contract-based intangibles	283	(265)	18	283	(263)	20
Segment total	2,478	(638)	1,840	2,478	(618)	1,860
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350	(559)	791	1,350	(550)	800
Contract-based intangibles	639	(185)	454	232	(183)	49
Segment total	1,989	(744)	1,245	1,582	(733)	849
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(77)	104	181	(75)	106
Contract-based intangibles	45	(26)	19	45	(26)	19
Segment total	226	(103)	123	226	(101)	125
Total intangible assets	$5,891	$(1,790)	$4,101	$4,900	$(1,749)	$3,151

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
NGL Pipelines & Services	$8	$6
Crude Oil Pipelines & Services	20	18
Natural Gas Pipelines & Services	11	10
Petrochemical & Refined Products Services	2	2
Total	$41	$36

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2022	2023	2024	2025	2026
$148	$204	$212	$211	$206

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  The following table presents changes in the carrying amount of goodwill for the period presented:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2021	$2,652	$1,841	$–	$956	$5,449
Goodwill related to acquisition (1)	159	–	–	–	159
Balance at March 31, 2022	$2,811	$1,841	$–	$956	$5,608

(1)	This amount represents the goodwill recognized in connection with our acquisition of Navitas Midstream in February 2022. See Note 12 for additional information regarding this acquisition.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	March 31, 2022	December 31, 2021
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,380	$–
Senior Notes VV, 3.50% fixed-rate, due February 2022	–	750
Senior Notes CC, 4.05% fixed-rate, due February 2022	–	650
September 2021 364-Day Revolving Credit Agreement, variable-rate, due September 2022	–	–
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250	1,250
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
September 2021 Multi-Year Revolving Credit Agreement, variable-rate, due September 2026	–	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	27,155	27,175
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232	232
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700	700
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14	14
Total principal amount of senior and junior debt obligations	29,801	29,821
Other, non-principal amounts	(283)	(286)
Less current maturities of debt	(2,629)	(1,400)
Total long-term debt	$26,889	$28,135

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate ("LIBOR"), plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the three months ended March 31, 2022:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.20% to 0.98%	0.50%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.95% to 3.30%	3.07%

Amounts borrowed under EPO’s September 2021 364-Day Revolving Credit Agreement and September 2021 Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) LIBOR, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) LIBOR for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material financial impact on us.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2022 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Commercial Paper Notes	$1,380	$1,380	$–	$–	$–	$–	$–
Senior Notes	25,775	–	1,250	850	1,150	875	21,650
Junior Subordinated Notes	2,646	–	–	–	–	–	2,646
Total	$29,801	$1,380	$1,250	$850	$1,150	$875	$24,296

In February 2022, EPO repaid all of the $750 million and $650 million in principal amount of its Senior Notes VV and CC, respectively, using remaining cash on hand attributable to its September 2021 senior notes offering and proceeds from the issuance of short-term notes under its commercial paper program.

March 2022 Delayed Draw Term Loan Agreement

On March 1, 2022, EPO entered into a delayed draw term loan agreement (the “March 2022 Delayed Draw Term Loan Agreement”). Under the terms of the March 2022 Delayed Draw Term Loan Agreement, EPO could have borrowed up to an aggregate of $500 million by April 30, 2022 at a variable interest rate based on EPO’s senior debt credit rating.  However, because EPO elected not to borrow under the facility by April 30, 2022, the March 2022 Delayed Draw Term Loan Agreement automatically terminated at that date in accordance with its terms.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit

At March 31, 2022, EPO had $100 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at March 31, 2022.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2021:

Common units outstanding at December 31, 2021	2,176,379,587
Common units issued in connection with the vesting of phantom unit awards, net	4,051,207
Other	22,350
Common units outstanding at March 31, 2022	2,180,453,144

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the three months ended March 31, 2022.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of March 31, 2022.

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

The Partnership did not repurchase any common units during the three months ended March 31, 2022.  During the three months ended March 31, 2021, the Partnership repurchased 709,816 common units under the 2019 Buyback Program.  The total cost of these repurchases, including commissions and fees, was $14 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At March 31, 2022, the remaining available capacity under the 2019 Buyback Program was $1.5 billion.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,051,207 new common units to employees in connection with the vesting of phantom unit awards during the three months ended March 31, 2022.  See Note 13 for information regarding our phantom unit awards.

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

During the three months ended March 31, 2022, agents of the Partnership purchased 1,574,806 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $1 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on May 12, 2022.

Preferred Units

There were 50,412 of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at March 31, 2022.

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the three months ended March 31, 2022, the Partnership made quarterly cash distributions to its preferred unitholders of $1 million.

Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$137	$147	$2	$286
Other comprehensive income (loss) for period, before reclassifications	(99)	–	–	(99)
Reclassification of losses (gains) to net income during period	45	8	–	53
Total other comprehensive income (loss) for period	(54)	8	–	(46)
Accumulated Other Comprehensive Income (Loss), March 31, 2022	$83	$155	$2	$240

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93)	$(74)	$2	$(165)
Other comprehensive income (loss) for period, before reclassifications	(461)	183	–	(278)
Reclassification of losses (gains) to net income during period	616	8	–	624
Total other comprehensive income (loss) for period	155	191	–	346
Accumulated Other Comprehensive Income (Loss), March 31, 2021	$62	$117	$2	$181

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents reclassifications of (income) loss out of accumulated other comprehensive income (loss) into net income during the periods indicated:

		For the Three Months Ended March 31,
Losses (gains) on cash flow hedges:	Location	2022	2021
Interest rate derivatives	Interest expense	$8	$8
Commodity derivatives	Revenue	39	597
Commodity derivatives	Operating costs and expenses	6	19
Total		$53	$624

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions

On April 7, 2022, we announced that the Board declared a quarterly cash distribution of $0.4650 per common unit, or $1.86 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2022.  The quarterly distribution is payable on May 12, 2022 to unitholders of record as of the close of business on April 29, 2022.  The total amount to be paid is $1.0 billion, which includes $9 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended March 31,
	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$5,040	$3,006
Segment midstream services:
Natural gas processing and fractionation	340	183
Transportation	229	275
Storage and terminals	145	120
Total segment midstream services	714	578
Total NGL Pipelines & Services	5,754	3,584
Crude Oil Pipelines & Services:
Sales of crude oil	3,716	1,839
Segment midstream services:
Transportation	239	209
Storage and terminals	117	117
Total segment midstream services	356	326
Total Crude Oil Pipelines & Services	4,072	2,165
Natural Gas Pipelines & Services:
Sales of natural gas	880	1,335
Segment midstream services:
Transportation	269	252
Total segment midstream services	269	252
Total Natural Gas Pipelines & Services	1,149	1,587
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,754	1,599
Segment midstream services:
Fractionation and isomerization	69	53
Transportation, including marine logistics	138	117
Storage and terminals	72	50
Total segment midstream services	279	220
Total Petrochemical & Refined Products Services	2,033	1,819
Total consolidated revenues	$13,008	$9,155

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at March 31, 2022:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$56
Total		$56

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$179
Deferred revenue (noncurrent)	Other long-term liabilities	252
Total		$431

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the three months ended March 31, 2022:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2021	$15	$446
Amount included in opening balance transferred to other accounts during period (1)	(2)	(136)
Amount recorded during period (2)	49	237
Amounts recorded during period transferred to other accounts (1)	(6)	(112)
Other changes	–	(4)
Balance at March 31, 2022	$56	$431

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of March 31, 2022.

Period	Fixed Consideration
Nine Months Ended December 31, 2022	$2,781
One Year Ended December 31, 2023	3,172
One Year Ended December 31, 2024	2,925
One Year Ended December 31, 2025	2,563
One Year Ended December 31, 2026	2,403
Thereafter	9,825
Total	$23,669

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

	For the Three Months Ended March 31,
	2022	2021
Operating income	$1,666	$1,695
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	514	495
Asset impairment charges in operating costs and expenses	14	66
Net losses attributable to asset sales and related matters in operating costs and expenses	2	11
General and administrative costs	62	56
Non-refundable payments received from shippers attributable to make-up rights (2)	34	19
Subsequent recognition of revenues attributable to make-up rights (3)	(28)	(39)
Total segment gross operating margin	$2,264	$2,303

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$1,225	$1,086
Crude Oil Pipelines & Services	415	400
Natural Gas Pipelines & Services	220	535
Petrochemical & Refined Products Services	404	282
Total segment gross operating margin	$2,264	$2,303

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended March 31, 2022	$5,752	$4,063	$1,144	$2,033	$–	$12,992
Three months ended March 31, 2021	3,581	2,157	1,584	1,819	–	9,141
Revenues from related parties:
Three months ended March 31, 2022	2	9	5	–	–	16
Three months ended March 31, 2021	3	8	3	–	–	14
Intersegment and intrasegment revenues:
Three months ended March 31, 2022	18,315	9,914	203	3,222	(31,654)	–
Three months ended March 31, 2021	13,089	7,420	146	6,234	(26,889)	–
Total revenues:
Three months ended March 31, 2022	24,069	13,986	1,352	5,255	(31,654)	13,008
Three months ended March 31, 2021	16,673	9,585	1,733	8,053	(26,889)	9,155
Equity in income of unconsolidated affiliates:
Three months ended March 31, 2022	34	81	2	–	–	117
Three months ended March 31, 2021	28	119	1	1	–	149

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At March 31, 2022	$17,730	$6,917	$9,832	$7,724	$1,830	$44,033
At December 31, 2021	17,202	6,974	8,560	7,736	1,616	42,088
Investments in unconsolidated affiliates: (see Note 5)
At March 31, 2022	654	1,737	32	3	–	2,426
At December 31, 2021	656	1,738	31	3	–	2,428
Intangible assets, net: (see Note 6)
At March 31, 2022	893	1,840	1,245	123	–	4,101
At December 31, 2021	317	1,860	849	125	–	3,151
Goodwill: (see Note 6)
At March 31, 2022	2,811	1,841	–	956	–	5,608
At December 31, 2021	2,652	1,841	–	956	–	5,449
Segment assets:
At March 31, 2022	22,088	12,335	11,109	8,806	1,830	56,168
At December 31, 2021	20,827	12,413	9,440	8,820	1,616	53,116

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Consolidated revenues:
NGL Pipelines & Services	$5,754	$3,584
Crude Oil Pipelines & Services	4,072	2,165
Natural Gas Pipelines & Services	1,149	1,587
Petrochemical & Refined Products Services	2,033	1,819
Total consolidated revenues	$13,008	$9,155

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$10,098	$6,263
Other operating costs and expenses (1)	757	715
Depreciation, amortization and accretion	526	498
Asset impairment charges	14	66
Net losses attributable to asset sales and related matters	2	11
General and administrative costs	62	56
Total consolidated costs and expenses	$11,459	$7,609

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,296	$1,341
Earnings allocated to phantom unit awards (1)	(11)	(11)
Net income allocated to common unitholders	$1,285	$1,330

Basic weighted-average number of common units outstanding	2,178	2,183

Basic earnings per common unit	$0.59	$0.61

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,296	$1,341
Net income attributable to preferred units	1	1
Net income attributable to limited partners	$1,297	$1,342

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,178	2,183
Phantom units (2)	19	17
Preferred units (2)	2	3
Total	2,199	2,203

Diluted earnings per common unit	$0.59	$0.61

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding our phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding.  See Note 13 for information regarding phantom unit awards.  See Note 8 for information regarding preferred units.

Note 12.   Business Combinations

On February 17, 2022, an affiliate of Enterprise acquired all of the member interests in Navitas Midstream Partners, LLC ("Navitas Midstream") for $3.2 billion in cash.  We funded the cash consideration using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.

Navitas Midstream's assets (the “Midland Basin System”) include approximately 1,750 miles of pipelines and over 1.0 Bcf/d of cryogenic natural gas processing capacity. The acquired business expands our natural gas processing and NGL businesses to the Midland Basin in West Texas.

The acquisition of Navitas Midstream was accounted for under the acquisition method in accordance with ASC 805, Business Combinations.  The preliminary allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The preliminary allocation was made to major categories of assets and liabilities based on management’s best estimates and supported by an independent third-party analysis.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the preliminary fair value allocation of assets acquired and liabilities assumed in the acquisition at February 17, 2022 (the effective date of the acquisition).  The allocation is provisional and subject to ongoing efforts to clarify the values assigned to tangible and identifiable intangible assets.

Purchase price for 100% interest in Navitas Midstream	$3,231
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets acquired in business combination:
Current assets, including cash of $27 million	$127
Property, plant and equipment	2,076
Contract-based intangible asset	989
Other assets	34
Total assets acquired	$3,226
Liabilities assumed in business combination:
Current liabilities	$(114)
Long-term liabilities	(40)
Total liabilities assumed	$(154)
Total identifiable net assets	$3,072
Goodwill	$159

The estimated fair value of the acquired property, plant and equipment was determined using the cost approach.  The fair value of property, plant and equipment primarily consisted of personal property of $1.6 billion, real property of $250 million and construction in progress of $171 million.  See Note 4 for additional information regarding our property, plant and equipment.

The contract-based intangible asset represents the estimated value we assigned to the acquired long-term contracts with customers that dedicate future lease production to our system.  The estimated fair value of the acquired contract-based intangible assets was determined using an income approach, specifically a discounted cash flow analysis.  The fair value estimate incorporates Level 3 inputs including: (i) management’s long-term forecast of cash flows generated by the Midland Basin System based on the estimated economic life of the hydrocarbon resource basin served and resource depletion rates; and (ii) a discount rate of 15.5%, which is based on a benchmarking analysis with reference to the implied rate of return on the Navitas Midstream acquisition and a market participant weighted average cost of capital.  We will amortize the value assigned to this intangible asset using a units-of-production method.  The estimated useful life of the acquired contract-based intangible asset is 30 years.

We recorded $159 million of goodwill in connection with this transaction.  In general, we attribute this goodwill to our ability to leverage the acquired business with our existing NGL asset base to create future business opportunities.

The financial results for the processing activities of the acquired business will be reported under the NGL Pipelines & Services business segment and the gathering activities will be reported under the Natural Gas Pipelines & Services business segment.

The contribution of this newly acquired business to our consolidated revenues and net income was not material during the three months ended March 31, 2022.  Additionally, acquisition related costs were not material during the three months ended March 31, 2022.

On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the three months ended March 31, 2022 and 2021 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2021 rather than February 17, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Equity-classified awards:
Phantom unit awards	$38	$38
Profits interest awards	1	1
Total	$39	$39

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

Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2021	17,170,919	$24.31
Granted (2)	7,948,380	$24.10
Vested	(5,891,941)	$25.20
Forfeited	(181,820)	$23.95
Phantom unit awards at March 31, 2022	19,045,538	$23.95

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2022 was $192 million based on a grant date market price of the Partnership’s common units ranging from $24.10 to $24.42 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Cash payments made in connection with DERs	$8	$7
Total intrinsic value of phantom unit awards that vested during period	141	113

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $284  million at March 31, 2022, of which our share of such cost is currently estimated to be $238 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.3 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

EPCO has two limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At March 31, 2022, our share of the total unrecognized compensation cost related to the Employee Partnerships was $8 million, which we expect to recognize over a weighted-average period of 1.7 years.

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

We do not have any interest rate derivative instruments outstanding at March 31, 2022.

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

At March 31, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at March 31, 2022 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	14.5	0.1	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	1.1	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	21.9	0.6	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	1.4	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	116.6	9.1	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	117.2	2.6	Cash flow hedge
NGLs inventory management activities (MMBbls)	0.9	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	3.9	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	2.7	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	0.6	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.2	n/a	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	18.1	0.1	Mark-to-market
NGL risk management activities (MMBbls) (3)	46.4	8.7	Mark-to-market
Refined products risk management activities (MMBbls) (3)	3.4	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	32.0	0.3	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2023, May 2022 and December 2023, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $98 million and $102 million at March 31, 2022 and December 31, 2021, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$334	Current assets	$195	Current liabilities	$349	Current liabilities	$212
Commodity derivatives	Other assets	5	Other assets	–	Other liabilities	3	Other liabilities	1
Total commodity derivatives		339		195		352		213
Total derivatives designated as hedging instruments		$339		$195		$352		$213

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$109	Current assets	$42	Current liabilities	$111	Current liabilities	$42
Commodity derivatives	Other assets	3	Other assets	2	Other liabilities	8	Other liabilities	1
Total commodity derivatives		112		44		119		43
Total derivatives not designated as hedging instruments		$112		$44		$119		$43

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:
	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2022:
Commodity derivatives	$451	$–	$451	$(449)	$–	$–	$2
As of December 31, 2021:
Commodity derivatives	$239	$–	$239	$(233)	$–	$–	$6

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of March 31, 2022:
Commodity derivatives	$471	$–	$471	$(449)	$–	$(15)	$7
As of December 31, 2021:
Commodity derivatives	$256	$–	$256	$(233)	$–	$(17)	$6

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2022	2021
Commodity derivatives	Revenue	$(65)	$(120)
Total		$(65)	$(120)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended March 31,
		2022	2021
Commodity derivatives	Revenue	$21	$170
Total		$21	$170

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended March 31,
	2022	2021
Interest rate derivatives	$–	$183
Commodity derivatives – Revenue (1)	(121)	(442)
Commodity derivatives – Operating costs and expenses (1)	22	(19)
Total	$(99)	$(278)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended March 31,
		2022	2021
Interest rate derivatives	Interest expense	$(8)	$(8)
Commodity derivatives	Revenue	(39)	(597)
Commodity derivatives	Operating costs and expenses	(6)	(19)
Total		$(53)	$(624)

Over the next twelve months, we expect to reclassify $16 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $80 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $56 million as an increase in revenue and $24 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
		2022	2021
Commodity derivatives	Revenue	$43	$(43)
Commodity derivatives	Operating costs and expenses	4	1
Total		$47	$(42)

The $47 million gain recognized for the three months ended March 31, 2022 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $57 million of realized gains and $10 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At March 31, 2022 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$357	$2,076	$1	$2,434
Impact of CME Rule 814	(327)	(1,656)	–	(1,983)
Total commodity derivatives	30	420	1	451
Total	$30	$420	$1	$451

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$578	$1,746	$1	$2,325
Impact of CME Rule 814	(546)	(1,308)	–	(1,854)
Total commodity derivatives	32	438	1	471
Total	$32	$438	$1	$471

	At December 31, 2021 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$122	$1,110	$–	$1,232
Impact of CME Rule 814	(122)	(871)	–	(993)
Total commodity derivatives	–	239	–	239
Total	$–	$239	$–	$239

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$199	$1,001	$–	$1,200
Impact of CME Rule 814	(199)	(745)	–	(944)
Total commodity derivatives	–	256	–	256
Total	$–	$256	$–	$256

In the aggregate, the fair value of our commodity hedging portfolios at March 31, 2022 was a net derivative asset of $109 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at March 31, 2022 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $28.9 billion and $33.5 billion at March 31, 2022 and December 31, 2021, respectively.  The aggregate carrying value of these debt obligations was $28.2 billion and $29.6 billion at March 31, 2022 and December 31, 2021, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Revenues – related parties:
Unconsolidated affiliates	$16	$14
Costs and expenses – related parties:
EPCO and its privately held affiliates	$291	$292
Unconsolidated affiliates	61	67
Total	$352	$359

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	March 31, 2022	December 31, 2021
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1	$1
Unconsolidated affiliates	22	20
Total	$23	$21

Accounts payable - related parties:
EPCO and its privately held affiliates	$42	$151
Unconsolidated affiliates	20	16
Total	$62	$167

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

At March 31, 2022, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,377,022 common units	32.2%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at March 31, 2022.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations.  During the three months ended March 31, 2022 and 2021, we paid EPCO and its privately held affiliates cash distributions totaling $316 million and $306 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Operating costs and expenses	$251	$255
General and administrative expenses	36	33
Total costs and expenses	$287	$288

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended March 31, 2022 and 2021, we recognized $3 million of related party operating lease expense in connection with these office space leases.

Note 16.  Income Taxes

The following table presents the components of our consolidated provision for income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Deferred tax expense attributable to OTA Holdings, Inc. (“OTA”)	$(7)	$(6)
Revised Texas Franchise Tax (“Texas Margin Tax”)	(12)	(3)
Other	–	(1)
Provision for income taxes	$(19)	$(10)

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended March 31,
	2022	2021
Current portion of income tax benefit (provision):
Federal	$–	$1
State	(10)	(5)
Foreign	–	(1)
Total current portion	(10)	(5)
Deferred portion of income tax benefit (provision):
Federal	(7)	(6)
State	(2)	1
Total deferred portion	(9)	(5)
Total provision for income taxes	$(19)	$(10)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended March 31,
	2022	2021
Pre-Tax Net Book Income (“NBI”)	$1,350	$1,373

Texas Margin Tax (1)	(12)	(3)
State income tax provision, net of federal benefit	–	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(3)	(3)
Valuation allowance (2)	(4)	(3)
Provision for income taxes	$(19)	$(10)

Effective income tax rate	(1.4)%	(0.7)%

(1)
Although the Texas Margin Tax is not considered a state income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers our Texas-sourced revenues and expenses.

(2)
Management believes that it is more likely than not that the net deferred tax assets attributable to OTA will not be fully realizable.  Accordingly, we provided for a valuation allowance against OTA’s net deferred tax assets.

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	March 31,	December 31,
	2022	2021
Deferred tax liabilities:
Attributable to investment in OTA	$391	$384
Attributable to property, plant and equipment	120	118
Attributable to investments in other entities	5	5
Other	36	14
Total deferred tax liabilities	552	521
Deferred tax assets:
Net operating loss carryovers (1)	4	14
Temporary differences related to Texas Margin Tax	3	3
Total deferred tax assets	7	17
Valuation allowance	4	14
Total deferred tax assets, net of valuation allowance	3	3
Total net deferred tax liabilities	$549	$518

(1)	The loss amount presented as of March 31, 2022 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at March 31, 2022.  Our accruals for litigation contingencies were immaterial at December 31, 2021.  We have classified our accruals for litigation contingencies in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On September 2, 2016, we terminated AFW for cause and filed a lawsuit in the 151st Judicial Civil District Court of Harris County, Texas against AFW and its parent company, Amec Foster Wheeler plc, asserting claims for breach of contract, breach of warranty, fraudulent inducement, string-along fraud, gross negligence, professional negligence, negligent misrepresentation and attorneys’ fees.  Trial for the case began on April 19, 2022.  We intend to diligently prosecute these claims and seek all direct, consequential, and exemplary damages to which we may be entitled.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.8 billion at March 31, 2022 and December 31, 2021.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2021 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at March 31, 2022:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$184	$184	11 years	3.5%
Transportation equipment	20	22	3 years	2.7%
Office and warehouse space	164	195	15 years	2.9%
Total	$368	$401

(1)	Right-of-use (“ROU”) asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At March 31, 2022, lease liabilities of $51 million and $350 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$13	$9
Related accretion expense on lease liability balances	3	3
Total fixed lease expense	16	12
Variable lease expense	–	1
Subtotal operating lease expense	16	13
Short-term operating leases	17	13
Total operating lease expense	$33	$26

Cash payments attributable to operating lease liabilities were $12 million and $9 million for the three months ended March 31, 2022 and 2021, respectively.

Operating lease income for each of the three months ended March 31, 2022 and 2021 was $3 million.

Purchase Obligations
We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date. Our product purchase commitments increased from $18.8 billion at December 31, 2021 to $25.9 billion at March 31, 2022 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

Note 18.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Decrease (increase) in:
Accounts receivable – trade	$(1,934)	$(1,215)
Accounts receivable – related parties	(3)	(2)
Inventories	65	(96)
Prepaid and other current assets	948	158
Other assets	29	2
Increase (decrease) in:
Accounts payable – trade	216	84
Accounts payable – related parties	(105)	(64)
Accrued product payables	2,371	1,592
Accrued interest	(232)	(231)
Other current liabilities	(1,132)	(160)
Other long-term liabilities	(32)	31
Net effect of changes in operating accounts	$191	$99

Cash payments for interest, net of $17 and $20 capitalized during the three months ended March 31, 2022 and 2021, respectively	$540	$541

Cash refunds for federal and state income taxes	$(14)	$(5)

We incurred liabilities for construction in progress that had not been paid at March 31, 2022 and December 31, 2021 of $138 million and $183 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three Months Ended March 31, 2022 and 2021

The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and accompanying Notes included in this quarterly report on Form 10-Q and the Audited Consolidated Financial Statements and related Notes, together with our discussion and analysis of financial position and results of operations, included in our annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed on February 28, 2022 with the U.S. Securities and Exchange Commission (“SEC”).  Our financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”).

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the three months ended March 31, 2022 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of our 2021 Form 10-K and within Part II, Item 1A of this quarterly report.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected.  You should not put undue reliance on any forward-looking statements.  The forward-looking statements in this quarterly report speak only as of the date hereof.  Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at March 31, 2022.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the first quarter of 2022 compared to the first quarter of 2021.

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

The safe operation of our assets is a top priority.  We are committed to protecting the environment and the health and safety of the public and those working on our behalf by conducting our business activities in a safe and environmentally responsible manner.  For additional information, see “Environmental, Safety and Conservation” within the Regulatory Matters section of Part I, Items 1 and 2 of the 2021 Form 10-K.

Like many publicly traded partnerships, we have no employees.  All of our management, administrative and operating functions are performed by employees of EPCO pursuant to an administrative services agreement (the “ASA”) or by other service providers.

Our financial position, results of operations and cash flows are subject to certain risks. For information regarding such risks, see “Risk Factors” included under Part I, Item 1A of the 2021 Form 10-K and Part II, Item 1A of this quarterly report.

We provide investors access to additional information regarding the Partnership and our consolidated businesses, including information relating to governance procedures and principles, through our website, www.enterpriseproducts.com.

Recent Developments

Enterprise and OLCV Sign Letter of Intent for Gulf Coast CO2 Transportation and Sequestration Project

In April 2022, Enterprise and Oxy Low Carbon Ventures, LLC (“OLCV”), a subsidiary of Occidental announced that we have executed a letter of intent to work toward a potential carbon dioxide (“CO2”) transportation and sequestration solution for the Texas Gulf Coast.  The joint project would initially be focused on providing services to emitters in the industrial corridors from the greater Houston to Beaumont/Port Arthur areas.  The initiative would combine Enterprise’s leadership position in the midstream energy sector with OLCV’s extensive experience in subsurface characterization and CO2 sequestration.

Enterprise would develop the CO2 aggregation and transportation network utilizing a combination of new and existing pipelines along its expansive Gulf Coast footprint. OLCV, through its 1PointFive business unit, is developing sequestration hubs on the Gulf Coast and across the U.S., some of which are expected to be anchored by direct air capture facilities. The hubs will provide access to high quality pore space and efficient transportation infrastructure, bringing more options to emitters looking to explore viable carbon management strategies.  Enterprise and OLCV have begun exploring the commercialization of the potential joint service offering with customers.

Enterprise Announces Seven New Projects During Analyst and Investor Day

On April 12, 2022, Enterprise hosted a meeting with securities analysts and investors where we announced seven new projects that we expect will be completed by 2025.  The announced projects included the following (including their respective scheduled completion dates):

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Plant 6 natural gas processing plant in the Midland Basin (second quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II cryogenic natural gas processing plant (second half of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (second half of 2023);

•	an Ethane Terminal located along the coast between Corpus Christi, Texas and New Orleans, Louisiana (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2023 and 2025).

Enterprise Announces Acquisition of Navitas Midstream

In January 2022, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Navitas Midstream Partners, LLC (“Navitas Midstream”) from an affiliate of Warburg Pincus LLC in a debt-free transaction for $3.25 billion in cash consideration (subject to adjustment in accordance with the agreement). Navitas Midstream’s assets include approximately 1,750 miles of pipelines and over 1.0 Bcf/d of cryogenic natural gas processing capacity. The purchase price was paid in cash at closing on February 17, 2022. We funded the cash consideration for this acquisition using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.  See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding this acquisition.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38
2nd Quarter	$2.83	$0.26	$0.87	$0.97	$0.98	$1.46	$0.67	$0.27	$0.41
3rd Quarter	$4.02	$0.35	$1.16	$1.34	$1.34	$1.62	$0.82	$0.36	$0.51
4th Quarter	$5.84	$0.39	$1.24	$1.46	$1.46	$1.82	$0.66	$0.33	$0.41
2021 Averages	$3.85	$0.31	$1.04	$1.18	$1.18	$1.56	$0.72	$0.35	$0.43

2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.95 per gallon in the first quarter of 2022 versus $0.61 per gallon in the first quarter of 2021.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99
2nd Quarter	$66.07	$66.41	$66.90	$67.95
3rd Quarter	$70.56	$70.74	$71.17	$71.51
4th Quarter	$77.19	$77.82	$78.27	$78.41
2021 Averages	$67.92	$68.49	$68.96	$69.47

2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Impact of Inflation

After being relatively moderate in recent years, inflation in the United States increased significantly in late 2021 into 2022.  This rise in inflation, coupled with supply chain disruptions, labor shortages and increased commodity prices, has generally resulted in higher costs in 2022.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.  Additionally, see Part II, Item 1A “Risk Factors - Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.”

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Revenues	$13,008	$9,155
Costs and expenses:
Operating costs and expenses:
Cost of sales	10,098	6,263
Other operating costs and expenses	757	715
Depreciation, amortization and accretion expenses	526	498
Asset impairment charges	14	66
Net losses attributable to asset sales and related matters	2	11
Total operating costs and expenses	11,397	7,553
General and administrative costs	62	56
Total costs and expenses	11,459	7,609
Equity in income of unconsolidated affiliates	117	149
Operating income	1,666	1,695
Other income (expense):
Interest expense	(319)	(323)
Other, net	3	1
Total other expense, net	(316)	(322)
Income before income taxes	1,350	1,373
Provision for income taxes	(19)	(10)
Net income	1,331	1,363
Net income attributable to noncontrolling interests	(34)	(21)
Net income attributable to preferred units	(1)	(1)
Net income attributable to common unitholders	$1,296	$1,341

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$5,040	$3,006
Midstream services	714	578
Total	5,754	3,584
Crude Oil Pipelines & Services:
Sales of crude oil	3,716	1,839
Midstream services	356	326
Total	4,072	2,165
Natural Gas Pipelines & Services:
Sales of natural gas	880	1,335
Midstream services	269	252
Total	1,149	1,587
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	1,754	1,599
Midstream services	279	220
Total	2,033	1,819
Total consolidated revenues	$13,008	$9,155

Total revenues for the first quarter of 2022 increased $3.9 billion when compared to the first quarter of 2021 primarily due to a $3.6 billion increase in marketing revenues.  Revenues from the marketing of NGLs, petrochemicals and refined products increased a combined net $2.2 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $3.1 billion increase, partially offset by lower sales volumes, which accounted for a $919 million decrease.  Revenues from the marketing of crude oil increased $1.9 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $1.3 billion increase, and higher sales volumes, which accounted for an additional $545 million increase.  Revenues from the marketing of natural gas decreased a net $455 million quarter-to-quarter primary due to lower average sales prices, which accounted for a $534 million decrease, partially offset by higher sales volumes, which accounted for a $79 million increase.

Revenues from midstream services for the first quarter of 2022 increased $242 million when compared to the first quarter of 2021.  Revenues from our natural gas processing facilities increased $145 million quarter-to-quarter primarily due to higher market values for the equity NGLs we receive as non-cash consideration for processing services.  Revenues from our terminal facilities increased $40 million quarter-to-quarter primarily due to higher deficiency and loading fee revenues.  Revenues from our crude oil pipeline assets increased $30 million quarter-to-quarter primarily due to higher demand for crude oil transportation services.  Lastly, revenues from our natural gas pipeline assets increased $16 million quarter-to-quarter primarily due to the addition of the Midland Basin Gathering system from the Navitas Midstream acquisition.

Operating costs and expenses

Total operating costs and expenses for the first quarter of 2022 increased $3.8 billion when compared to the first quarter of 2021.

Cost of sales
Cost of sales for the first quarter of 2022 increased $3.8 billion when compared to the first quarter of 2021. The cost of sales associated with our marketing of NGLs, petrochemicals and refined products increased a combined net $1.9 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $3.0 billion increase, partially offset by lower sales volumes, which accounted for a $1.1 billion decrease.  The cost of sales associated with our marketing of crude oil increased $1.9 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $1.4 billion increase, and higher sales volumes, which accounted for an additional $527 million increase.

Other operating costs and expenses
Other operating costs and expenses for the first quarter of 2022 increased $42 million when compared to the first quarter of 2021 primarily due to higher utility costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the first quarter of 2022 increased a combined $28 million when compared to the first quarter of 2021 primarily due to the addition of assets attributable to the Navitas Midstream acquisition, which accounted for $13 million of the quarter-to-quarter increase.  The remainder of the quarter-to-quarter increase is due to assets placed into full or limited service since the first quarter of 2021 (the Gillis Lateral natural gas pipeline and the Baymark ethylene pipeline) and major maintenance activities accounted for under the deferral method.

Asset impairment charges
Non-cash asset impairment charges for the first quarter of 2022 decreased $52 million when compared to the first quarter of 2021 primarily due to a $43 million charge attributable to a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System and classified as held-for-sale at March 31, 2021.

General and administrative costs

General and administrative costs for the first quarter of 2022 increased $6 million when compared to the first quarter of 2021 primarily due to higher employee compensation and professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the first quarter of 2022 decreased $32 million when compared to the first quarter of 2021 primarily due to lower earnings from investments in crude oil pipelines.

Operating income

Operating income for the first quarter of 2022 decreased $29 million when compared to the first quarter of 2021 due to the previously described quarter-to-quarter changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Interest charged on debt principal outstanding	$323	$327
Impact of interest rate hedging program, including related amortization	8	9
Interest costs capitalized in connection with construction projects (1)	(17)	(20)
Other (2)	5	7
Total	$319	$323

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased $4 million quarter-to-quarter primarily due to the effects of lower overall interest rates during the first quarter of 2022.  Our weighted-average debt principal balance for the first quarters of 2022 and 2021 was $30.0 billion.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our provision for income taxes for the first quarter of 2022 increased $9 million when compared to the first quarter of 2021 primarily due to higher income tax expense related to state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$1,225	$1,086
Crude Oil Pipelines & Services	415	400
Natural Gas Pipelines & Services	220	535
Petrochemical & Refined Products Services	404	282
Total segment gross operating margin (1)	2,264	2,303
Net adjustment for shipper make-up rights	(6)	20
Total gross operating margin (non-GAAP)	$2,258	$2,323

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Operating income	$1,666	$1,695
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	514	495
Asset impairment charges in operating costs and expenses	14	66
Net losses attributable to asset sales and related matters in operating costs and expenses	2	11
General and administrative costs	62	56
Total gross operating margin (non-GAAP)	$2,258	$2,323

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2022	2021
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$415	$294
NGL pipelines, storage and terminals	566	627
NGL fractionation	244	165
Total	$1,225	$1,086

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,568	3,276
NGL marine terminal volumes (MBPD)	642	652
NGL fractionation volumes (MBPD)	1,317	1,190
Equity NGL production volumes (MBPD) (1)	155	162
Fee-based natural gas processing volumes (MMcf/d) (2,3)	4,894	4,018

(1)	Represents the NGL volumes we earn and take title to in connection with our processing activities.
(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Gross operating margin from natural gas processing and related NGL marketing activities for the first quarter of 2022 increased $121 million when compared to the first quarter of 2021.

Gross operating margin from our Delaware Basin natural gas processing facilities, which represent our legacy Permian Basin processing facilities, increased $64 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging).  Fee-based natural gas processing volumes at these facilities increased 187 MMcf/d and equity NGL production decreased 24 MBPD quarter-to-quarter.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a combined $62 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes decreased 44 MMcf/d and equity NGL production increased 7 MBPD quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities increased $50 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 95 MMcf/d and equity NGL production decreased 2 MBPD quarter-to-quarter.

Our Midland Basin natural gas processing facilities, which represent the natural gas processing facilities we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $42 million.  Fee-based natural gas processing volumes and equity NGL production at these facilities were 854 MMcf/d and 19 MBPD, respectively, following the acquisition date.  Our Midland Basin natural gas gathering activities are discussed under the Natural Gas Pipelines & Services segment.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $9 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes and equity NGL production decreased 233 MMcf/d and 2 MBPD, respectively, quarter-to-quarter (net to our interest).

Gross operating margin from our NGL marketing activities decreased $108 million quarter-to-quarter primarily due to lower non-cash, mark-to-market earnings, which accounted for a $56 million decrease, lower average sales margins, which accounted for a $46 million decrease, and lower sales volumes, which accounted for an additional $10 million decrease.  The quarter-to-quarter decrease in gross operating margin can be attributed primarily to lower earnings from NGL marketing strategies that optimize our transportation, storage and plant assets.

NGL pipelines, storage and terminals
Gross operating margin from our NGL pipelines, storage and terminal assets during the first quarter of 2022 decreased $61 million when compared to the first quarter of 2021.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $27 million quarter-to-quarter primarily due to lower average loading fees.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines decreased a net $26 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $32 million decrease, and lower deficiency fees as a result of certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021, which accounted for an additional $26 million decrease, partially offset by higher transportation volumes of 249 MBPD (net to our interest), which accounted for a $37 million increase.

Gross operating margin from our Dixie Pipeline and related terminals decreased a combined $4 million quarter-to-quarter primarily due to lower transportation volumes of 19 MBPD.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $12 million quarter-to-quarter primarily due to higher average loading fees.

NGL fractionation
Gross operating margin from NGL fractionation during the first quarter of 2022 increased $79 million when compared to the first quarter of 2021.

Gross operating margin from our Chambers County NGL fractionation complex increased a net $54 million quarter-to-quarter primarily due to higher fractionation volumes of 121 MBPD (net to our interest), which accounted for a $59 million increase, and higher ancillary service revenues, which accounted for an additional $12 million increase, partially offset by higher utility and other operating costs, which accounted for a $16 million decrease.

Gross operating margin from our Hobbs NGL fractionator increased $8 million quarter-to-quarter primarily due to higher ancillary service revenues, which accounted for a $5 million increase, and higher fractionation volumes of 11 MBPD, which accounted for an additional $3 million increase.

The natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, generated gross operating margin of $7 million.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2022	2021
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$101	$79
Other crude oil pipelines, terminals and related marketing results	314	321
Total	$415	$400

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,198	1,935
Crude oil marine terminal volumes (MBPD)	796	572

Gross operating margin from our Crude Oil Pipelines & Services segment for the first quarter of 2022 increased $15 million when compared to the first quarter of 2021.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $22 million quarter-to-quarter primarily due to higher transportation volumes of 166 MBPD (net to our interest).

Gross operating margin from our Midland and ECHO terminals increased a combined $21 million quarter-to-quarter primarily due to lower operating costs, which accounted for a $13 million increase, and higher ancillary service and other revenues, which accounted for an additional $6 million increase.  Gross operating margin from our West Texas Pipeline System increased $16 million quarter-to-quarter primarily due to higher transportation volumes of 110 MBPD.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $21 million quarter-to-quarter primarily due to higher non-cash, mark-to-market losses during the first quarter of 2022.

Gross operating margin from our South Texas Crude Oil Pipeline System decreased $9 million quarter-to-quarter primarily due to lower transportation volumes of 41 MBPD.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $8 million quarter-to-quarter primarily due to lower transportation volumes of 11 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from crude oil activities at EHT decreased $7 million quarter-to-quarter primarily due to lower storage revenues, which accounted for a $4 million decrease, and higher utility and other operating costs, which accounted for an additional $3 million decrease.  Crude oil terminal volumes at EHT increased 256 MBPD quarter-to-quarter.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2022	2021
Segment gross operating margin	$220	$535

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	16,416	13,704

Gross operating margin from our Natural Gas Pipelines & Services segment for the first quarter of 2022 decreased $315 million compared to the first quarter of 2021.

Gross operating margin from our natural gas marketing activities decreased $316 million quarter-to-quarter primarily due to lower average sales margins.  The first quarter of 2021 results reflect increased natural gas sales as a result of our efforts to meet the needs of electricity generators, natural gas utilities and industrial customers during the winter storms that impacted Texas and the southern U.S. in February 2021.

Gross operating margin from our Delaware Basin Gathering System, which represents our legacy Permian Basin gathering system, decreased $23 million quarter-to-quarter primarily due to lower condensate sales. Natural gas gathering volumes on our Delaware Basin Gathering System increased 129 BBtus/d quarter-to-quarter.

Our Midland Basin Gathering System, which represents the natural gas gathering system we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $6 million following the acquisition date.  Our Midland Basin natural gas processing activities are discussed under the NGL Pipelines & Services segment.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased a net $6 million quarter-to-quarter primarily due to higher average gathering fees, which accounted for a $7 million increase, and higher condensate sales, which accounted for an additional $5 million increase, partially offset by lower gathering volumes of 280 BBtus/d, which accounted for an $8 million decrease.

Gross operating margin from our East Texas Gathering System increased $5 million quarter-to-quarter primarily due to higher gathering volumes of 320 BBtus/d.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $4 million quarter-to-quarter primarily due to higher transportation volumes.  On a combined basis, transportation volumes increased 793 BBtus/d primarily due to the Gillis Lateral pipeline, which was placed into service in December 2021.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended March 31,
	2022	2021
Segment gross operating margin:
Propylene production and related activities	$210	$146
Butane isomerization and related operations	26	11
Octane enhancement and related plant operations	60	16
Refined products pipelines and related activities	71	102
Ethylene exports and related activities	32	6
Marine transportation and other services	5	1
Total	$404	$282

Selected volumetric data:
Propylene production volumes (MBPD)	105	83
Butane isomerization volumes (MBPD)	90	63
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	151	139
Octane enhancement and related plant sales volumes (MBPD) (1)	34	29
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	745	749
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	208	266

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Gross operating margin from propylene production and related activities for the first quarter of 2022 increased $64 million when compared to the first quarter of 2021.  Gross operating margin from our Chambers County propylene production facilities increased a combined net $63 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $48 million increase, and higher average sales margins, which accounted for an additional $45 million increase, partially offset by higher utility, maintenance and other operating costs, which accounted for a $29 million decrease, and lower average processing fees, which accounted for an additional $8 million decrease.  Propylene and associated by-product production volumes at these facilities increased a combined 24 MBPD quarter-to-quarter (net to our interest) primarily due to planned major maintenance activities at our PDH 1 facility during the first quarter of 2021.

Butane isomerization and related operations
Gross operating margin from butane isomerization and related operations increased a net $15 million quarter-to-quarter primarily due to higher isomerization volumes, which accounted for a $9 million increase, and higher by-product sales volumes and average prices, which accounted for an additional $10 million increase, partially offset by higher utility and other operating costs, which accounted for a $2 million decrease.

Octane enhancement and related plant operations
Gross operating margin from our octane enhancement and related plant operations increased $44 million quarter-to-quarter primarily due to higher sales volumes.  The quarter-to-quarter increase in sales volumes at these facilities is primarily due to planned major maintenance activities during the first quarter of 2021, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Gross operating margin from refined products pipelines and related activities for the first quarter of 2022 decreased $31 million when compared to the first quarter of 2021.  Gross operating margin from our refined products marketing activities decreased a net $36 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $64 million decrease, partially offset by higher non-cash mark-to-market earnings, which accounted for a $28 million increase.

Ethylene exports and related activities
Gross operating margin from ethylene exports and related activities during the first quarter of 2022 increased $26 million when compared to the first quarter of 2021.   Gross operating margin from our ethylene export terminal increased $15 million quarter-to-quarter primarily due to higher export volumes of 16 MBPD (net to our interest).   Gross operating margin from our other ethylene activities increased $11 million quarter-to-quarter primarily due to higher transportation volumes of 45 MBPD (net to our interest), which accounted for a $5 million increase, and higher storage fees, which accounted for an additional $4 million increase.

Marine transportation and other services
Gross operating margin from marine transportation and other services increased $4 million quarter-to-quarter primarily due to higher average fees.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At March 31, 2022, we had $3.9 billion of consolidated liquidity, which was comprised of $3.1 billion of available borrowing capacity under EPO’s revolving credit facilities, $500 million of available capacity under a delayed draw term loan agreement (the “March 2022 Delayed Draw Term Loan Agreement”) and $231 million of unrestricted cash on hand.  As a result of EPO’s election to not borrow any amount under the March 2022 Delayed Draw Term Loan Agreement by April 30, 2022, the agreement automatically terminated on such date, in accordance with its terms.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for First Quarter of 2022

On April 7, 2022, we announced that the Board declared a quarterly cash distribution of $0.465 per common unit, or $1.86 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the first quarter of 2022.  The quarterly distribution is payable on May 12, 2022 to unitholders of record as of the close of business on April 29, 2022.  The total amount to be paid is $1.0 billion, which includes $9 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At March 31, 2022, the average maturity of EPO’s consolidated debt obligations was approximately 20.7 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at March 31, 2022 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Commercial Paper Notes	$1,380	$1,380	$–	$–	$–	$–	$–
Senior Notes	25,775	–	1,250	850	1,150	875	21,650
Junior Subordinated Notes	2,646	–	–	–	–	–	2,646
Total	$29,801	$1,380	$1,250	$850	$1,150	$875	$24,296

In February 2022, EPO repaid all of the $750 million and $650 million in principal amount of its Senior Notes VV and CC, respectively, using remaining cash on hand attributable to its September 2021 senior notes offering and proceeds from the issuance of short-term notes under its commercial paper program.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of May 10, 2022, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership did not repurchase common units through open market purchases during the first quarter of 2022.  As of March 31, 2022, the remaining available capacity under the 2019 Buyback Program was $1.5 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Three Months Ended March 31,
	2022	2021
Net cash flows provided by operating activities	$2,145	$2,023
Cash used in investing activities	3,532	657
Cash used in financing activities	1,125	2,190

Net cash flows provided by operating activities are largely dependent on earnings from our consolidated business activities. Changes in energy commodity prices may impact the demand for natural gas, NGLs, crude oil, petrochemicals and refined products, which could impact sales of our products and the demand for our midstream services. Changes in demand for our products and services may be caused by other factors, including prevailing economic conditions, reduced demand by consumers for the end products made with hydrocarbon products, increased competition, public health emergencies, adverse weather conditions and government regulations affecting prices and production levels.  We may also incur credit and price risk to the extent customers do not fulfill their contractual obligations to us in connection with our marketing activities and long-term take-or-pay agreements.  For a more complete discussion of these and other risk factors pertinent to our business, see “Risk Factors” included under Part I, Item 1A of the 2021 Form 10-K and Part II, Item 1A of this quarterly report.

For additional information regarding our cash flow amounts, please refer to the Unaudited Condensed Statements of Consolidated Cash Flows included under Part I, Item 1 of this quarterly report.

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the first quarter of 2022 increased a net $122 million when compared to the first quarter of 2021 primarily due to:

•	a $476 million quarter-to-quarter increase attributable to the return of working capital employed in our marketing activities; and

•
a $33 million quarter-to-quarter increase resulting from higher partnership earnings (determined by adjusting our $32 million quarter-to-quarter decrease in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); partially offset by

•	a $384 million quarter-to-quarter decrease primarily due to the timing of cash receipts and payments related to operations.

For information regarding significant quarter-to-quarter changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the first quarter of 2022 increased a net $2.9 billion when compared to the first quarter of 2021 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of Navitas Midstream; partially offset by

•	a $330 million quarter-to-quarter decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the first quarter of 2022 decreased $1.1 billion when compared to the first quarter of 2021.  The quarter-to-quarter decrease was primarily due to a net cash outflow of $20 million related to debt transactions during the first quarter of 2022 compared to a net cash outflow of $1.1 billion during the first quarter of 2021.  We repaid $1.4 billion aggregate principal amount of senior notes during the first quarter of 2022 compared to repayments of $1.3 billion during the first quarter of 2021.  In addition, net issuances of short-term notes under EPO’s commercial paper program were $1.4 billion during the first quarter of 2022 compared to $115 million during the first quarter of 2021.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022		2021
Net income attributable to common unitholders (GAAP) (1)	$1,296		$1,341
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	551		525
Cash distributions received from unconsolidated affiliates (2)	120		131
Equity in income of unconsolidated affiliates	(117)		(149)
Asset impairment charges	14		66
Change in fair market value of derivative instruments	42		(16)
Deferred income tax expense	9		5
Sustaining capital expenditures (3)	(75)		(144)
Other, net (4)	(14)		(103)
Operational DCF (5)	$1,826		$1,656
Proceeds from asset sales	11		6
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–		75
DCF (non-GAAP)	$1,837		$1,737

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,023		$991

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$0.4650		$0.4500

Total DCF retained by the Partnership with respect to period (7)	$814		$746

Distribution coverage ratio (8)	1.8	x	1.8	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	The first quarter of 2021 includes $107 million of trade accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Net cash flows provided by operating activities (GAAP)	$2,145	$2,023
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(191)	(99)
Sustaining capital expenditures	(75)	(144)
Distributions received from unconsolidated affiliates attributable to the return of capital	11	19
Proceeds from asset sales	11	6
Net income attributable to noncontrolling interests	(34)	(21)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	–	75
Other, net	(30)	(122)
DCF (non-GAAP)	$1,837	$1,737

Capital Investments

We have approximately $4.6 billion of growth capital projects scheduled to be completed by the end of 2025 including the following projects (including their respective scheduled completion dates):

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2022 and 2023);

•	our PDH 2 facility (second quarter of 2023);

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Plant 6 natural gas processing plant in the Midland Basin (second quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II cryogenic natural gas processing plant (second half of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (second half of 2023);

•	an Ethane Terminal located along the coast between Corpus Christi, Texas and New Orleans, Louisiana (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2023 and 2025).

In February 2022, we acquired Navitas Midstream from an affiliate of Warburg Pincus LLC for $3.2 billion in net cash consideration, which was funded using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.  Shortly after closing on this transaction, we completed construction of the Leiker Plant and placed it into service in March 2022.

Based on information currently available, we expect our total capital investments for 2022, net of contributions from noncontrolling interests, to approximate $1.9 billion, which reflects growth capital investments of $1.5 billion and sustaining capital expenditures of $350 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal, or SPOT), which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT during the second half of 2022; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

Our forecast of capital investments is dependent upon our ability to generate the required funds from either operating cash flows or other means, including borrowings under debt agreements, the issuance of additional equity and debt securities, and potential divestitures.  We may revise our forecast of capital investments due to factors beyond our control, such as adverse economic conditions, weather-related issues and changes in supplier prices resulting from raw material or labor shortages, supply chain disruptions or inflation.  Furthermore, our forecast of capital investments may change over time based on future decisions by management, which may include changing the scope or timing of projects or cancelling projects altogether.  Our success in raising capital, having the ability to increase revenues commensurate with cost increases and our ability to partner with other companies to share project costs and risks, continue to be significant factors in determining how much capital we can invest.  We believe our access to capital resources is sufficient to meet the demands of our current and future growth needs and, although we currently expect to make the forecast capital investments noted above, we may revise our plans in response to changes in economic and capital market conditions.

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$265	$573
Sustaining capital projects (3)	84	106
Total	$349	$679

Cash used for business combinations, net (4)	$3,204	$–

Investments in unconsolidated affiliates	$–	$1

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

(4)	Amount for the three months ended March 31, 2022 represents net cash used for the acquisition of Navitas Midstream, which closed on February 17, 2022.

Comparison of First Quarter of 2022 with the First Quarter of 2021

In total, investments in growth capital projects decreased $308 million quarter-to-quarter primarily due to the following:

•	completion of projects at our Chambers County complex (e.g., our natural gasoline hydrotreater), which accounted for a $63 million decrease;

•	completion of pipeline projects connecting our Chambers County complex with gulf coast assets, which accounted for a $41 million decrease;

•	lower investments in projects attributable to our ethylene business, which accounted for a $29 million decrease;

•
completion of projects associated with crude oil pipelines (e.g., expansion projects involving the Midland-to-ECHO System and related crude oil infrastructure supporting Permian Basin producers), which accounted for a $28 million decrease; and

•	lower investments in natural gas pipelines and related infrastructure in support of East Texas and Louisiana producers, which accounted for a $22 million decrease.

Investments attributable to sustaining capital projects decreased $22 million quarter-to-quarter primarily due to lower major maintenance activities performed at certain of our reaction-based plants (PDH 1, octane enhancement and HPIB facilities).  These costs accounted for $69 million of the quarter-to-quarter decrease in sustaining capital investments, which was partially offset by changes in the timing and cost of pipeline integrity and similar projects.

Product Purchase Commitments

We have long-term product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date.  Our product purchase commitments increased from $18.8 billion at December 31, 2021 to $25.9 billion at March 31, 2022 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is included in our 2021 Form 10-K.  The following types of estimates, in our opinion, are subjective in nature, require the exercise of professional judgment and involve complex analysis:

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At March 31, 2022, the total amount of Guaranteed Debt was $30.0 billion, which was comprised of $27.2 billion of EPO’s senior notes, $2.6 billion of EPO’s junior subordinated notes and $220 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”). The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $48.8 billion at March 31, 2022. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the first quarter of 2022 was $1.3 billion. Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries. We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing. Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	March 31, 2022	December 31, 2021
Current receivables from Non-Obligor Subsidiaries	$662	$358
Other current assets	6,141	7,994
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $48.8 billion at March 31, 2022 and $45.9 billion at December 31, 2021	8,874	8,791

Selected liability information:
Current portion of Guaranteed Debt, including interest of $220 million at March 31, 2021 and $453 million at December 31, 2021	$2,849	$1,853
Current payables to Non-Obligor Subsidiaries	1,924	1,829
Other current liabilities	5,925	4,743
Noncurrent portion of Guaranteed Debt, principal only	27,157	28,407
Noncurrent payables to Non-Obligor Subsidiaries	‒	27
Other noncurrent liabilities	79	48

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Three Months Ended March 31, 2022	For the Twelve Months Ended December 31, 2021
Revenues from Non-Obligor Subsidiaries	$2,244	$13,114
Revenues from other sources	6,855	16,676
Operating income of Obligor Group	284	1,490
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $1.3 billion for the three months ended March 31, 2022 and $4.5 billion for the twelve months ended December 31, 2021	(50)	145

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

At March 31, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	March 31, 2022	April 14, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$9	$(2)	$(20)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	(3)	(23)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	9	(1)	(16)

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	March 31, 2022	April 14, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$84	$224	$206
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	77	213	177
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	91	236	236

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	March 31, 2022	April 14, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(55)	$(129)	$(149)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(120)	(169)	(167)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	11	(89)	(132)

Interest Rate Hedging Activities

We may utilize interest rate swaps, forward-starting swaps, options to enter into forward-starting swaps (“swaptions”), and similar derivative instruments to manage our exposure to changes in interest rates charged on borrowings under certain consolidated debt agreements.  This strategy may be used in controlling our overall cost of capital associated with such borrowings.  As of the filing date of this quarterly report, we do not have any interest rate hedging instruments outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For additional information regarding our litigation matters, see Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves certain risks. Security holders and potential investors in our securities should carefully consider the risks described under “Risk Factors” set forth in Part I, Item 1A of our 2021 Form 10-K, in addition to other information in such annual report and this quarterly report (including the risk factors set forth below).  The risk factors set forth in our 2021 Form 10-K and as set forth below are important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.

The operation of our assets and the execution of capital projects require significant expenditures for labor, materials, property, equipment and services. As a result, such costs may increase during periods of general business inflation, including as a result of higher commodity prices, supply chain disruptions and tight labor markets.  Recent inflationary pressures affecting the general economy and the energy industry have increased our expenses and capital costs, and those costs may continue to increase.  While the majority of long-term contracts for our services contain index-based changes and inflation adjustments, we may not be able to pass all of these increased costs to our customers in the form of higher fees for our services. In addition, we use the FERC’s PPI-based price indexing methodology to establish tariff rates in certain markets served by our pipelines.  As such, our revenues and operating margins are impacted by changes in price levels. Prior to adjustments to applicable rates, material cost increases may affect our operating margins, even if margins in subsequent periods may be normalized following applicable rate adjustments.  Accordingly, increased costs during periods of general business inflation that are not passed through to customers or offset by other factors may have a material adverse effect on our financial position, results of operations and cash flows.

Our construction of new assets is subject to operational, regulatory, environmental, political, geopolitical, legal and economic risks, which may result in delays, increased costs or decreased cash flows.

One of the ways we intend to grow our business is through the construction of new midstream energy infrastructure assets.  The construction of new assets involves numerous operational, regulatory, environmental, political, geopolitical, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital.  These potential risks include, among other things, the following:

•
we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel, the unavailability of or delays in obtaining necessary materials as a result of supply chain disruptions (including those caused by COVID-19 lockdowns or geopolitical events, such as the Russian invasion of Ukraine), accidents, weather conditions, or an inability to obtain necessary permits;

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

Several of our assets have been in service for many years and require significant expenditures to maintain them. As a result, an increase in future maintenance or repair costs or delays in completing necessary maintenance or repair activities could have a material adverse effect on our financial position, results of operations and cash flows.

Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Additionally, we may be unable to complete maintenance or repairs due to the unavailability of necessary materials as a result of supply chain disruptions (including those caused by COVID-19 lockdowns or geopolitical events, such as the Russian invasion of Ukraine), which may result in the suspension of operations of the impacted assets until such activities can be completed.  Any significant increase in these expenditures or delays in completing necessary maintenance or repairs could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

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

Cyber-attacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups.  These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches.  These attacks, which could increase as a result of geopolitical events (including the Russian invasion of Ukraine), may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance).  These cybersecurity risks include cyber-attacks on both us and third parties who provide material services to us.  In addition to disrupting operations, cyber security breaches could also affect our ability to operate or control our facilities, render data or systems unusable, or result in the theft of sensitive, confidential or customer information.  These events could also damage our reputation, and result in losses from remedial actions, loss of business or potential liability to third parties.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Issuance of Unregistered Securities

Holders of our Series A Cumulative Convertible Preferred Units (“preferred units”) are entitled to receive cumulative quarterly distributions at a rate of 7.25% per annum. We may satisfy our obligation to pay distributions to the preferred unitholders through the issuance, in whole or in part, of additional preferred units (referred to as paid-in-kind or “PIK” distributions), with the remainder in cash, subject to certain rights of a holder to elect all cash and other conditions as described in our partnership agreement.

The Partnership made a quarterly PIK distribution of 16,823 preferred units to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”) in the first quarter of 2022.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuance of preferred units as a PIK distribution during the first quarter of 2022 was undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the first quarter of 2022.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2022:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
January 2022	–	$–	–	$1,519,128
February 2022	–	$–	–	$1,519,128
March 2022	–	$–	–	$1,519,128
Vesting of phantom unit awards:
January 2022	–	$–	n/a	n/a
February 2022 (2)	1,839,442	$23.99	n/a	n/a
March 2022 (3)	1,292	$24.33	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 5,868,005 phantom unit awards that vested in February 2022 and converted to common units, 1,839,442 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

(3)
Of the 23,936 phantom unit awards that vested in March 2022 and converted to common units, 1,292 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

10.1
Term Loan Agreement, dated as of March 1, 2022, by and between Enterprise Products Operating LLC, as Borrower, and Wells Fargo Bank, National Association, as Lender and Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 1, 2022).

10.2
Guaranty Agreement, dated as of March 1, 2022, by Enterprise Products Partners L.P. in favor of Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 1, 2022).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at March 31, 2022.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2022.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2022.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2022.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the three months ended March 31, 2022.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner