Form 10-Q
period 2022-06-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2022-08-09
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 2,179,249,380 common units of Enterprise Products Partners L.P. outstanding at the close of business on July 29, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$231	$2,820
Restricted cash	166	145
Accounts receivable – trade, net of allowance for credit losses of $54 at June 30, 2022 and $53 at December 31, 2021	8,421	6,967
Accounts receivable – related parties	29	21
Inventories (see Note 3)	3,234	2,681
Derivative assets (see Note 14)	332	237
Prepaid and other current assets	548	399
Total current assets	12,961	13,270
Property, plant and equipment, net (see Note 4)	44,129	42,088
Investments in unconsolidated affiliates (see Note 5)	2,374	2,428
Intangible assets, net (see Note 6)	4,056	3,151
Goodwill (see Note 6)	5,608	5,449
Other assets	1,222	1,140
Total assets	$70,350	$67,526

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$1,889	$1,400
Accounts payable – trade	803	632
Accounts payable – related parties	132	167
Accrued product payables	10,815	8,093
Accrued interest	435	453
Derivative liabilities (see Note 14)	345	254
Other current liabilities	559	626
Total current liabilities	14,978	11,625
Long-term debt (see Note 7)	26,892	28,135
Deferred tax liabilities (see Note 16)	556	518
Other long-term liabilities	898	760
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at June 30, 2022 and December 31, 2021)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,179,249,380 units issued and outstanding at June 30, 2022, 2,176,379,587 units issued and outstanding at December 31, 2021)	27,003	26,340
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	177	286
Total partners’ equity	25,883	25,329
Noncontrolling interests in consolidated subsidiaries	1,094	1,110
Total equity	26,977	26,439
Total liabilities, preferred units, and equity	$70,350	$67,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Third parties	$16,041	$9,441	$29,033	$18,582
Related parties	19	9	35	23
Total revenues (see Note 9)	16,060	9,450	29,068	18,605
Costs and expenses:
Operating costs and expenses:
Third party and other costs	14,004	7,767	25,086	14,996
Related parties	337	300	652	624
Total operating costs and expenses	14,341	8,067	25,738	15,620
General and administrative costs:
Third party and other costs	24	19	49	40
Related parties	38	33	75	68
Total general and administrative costs	62	52	124	108
Total costs and expenses (see Note 10)	14,403	8,119	25,862	15,728
Equity in income of unconsolidated affiliates	107	161	224	310
Operating income	1,764	1,492	3,430	3,187
Other income (expense):
Interest expense	(309)	(316)	(628)	(639)
Interest income	2	1	3	2
Other, net	–	–	2	–
Total other expense, net	(307)	(315)	(623)	(637)
Income before income taxes	1,457	1,177	2,807	2,550
Provision for income taxes (see Note 16)	(17)	(31)	(36)	(41)
Net income	1,440	1,146	2,771	2,509
Net income attributable to noncontrolling interests	(28)	(33)	(62)	(54)
Net income attributable to preferred units	(1)	(1)	(2)	(2)
Net income attributable to common unitholders	$1,411	$1,112	$2,707	$2,453

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.64	$0.50	$1.23	$1.11

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$1,440	$1,146	$2,771	$2,509
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	39	(291)	(60)	(752)
Reclassification of losses (gains) to net income	(108)	(99)	(63)	517
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	–	–	183
Reclassification of losses to net income	6	10	14	18
Total cash flow hedges	(63)	(380)	(109)	(34)
Total other comprehensive loss	(63)	(380)	(109)	(34)
Comprehensive income	1,377	766	2,662	2,475
Comprehensive income attributable to noncontrolling interests	(28)	(33)	(62)	(54)
Comprehensive income attributable to preferred units	(1)	(1)	(2)	(2)
Comprehensive income attributable to common unitholders	$1,348	$732	$2,598	$2,419

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$2,771	$2,509
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	891	852
Amortization of intangible assets	86	74
Amortization of major maintenance costs for reaction-based plants	25	10
Other amortization expense	115	123
Impairment of assets other than goodwill	19	84
Equity in income of unconsolidated affiliates	(224)	(310)
Distributions received from unconsolidated affiliates attributable to earnings	224	262
Net losses attributable to asset sales and related matters	2	11
Deferred income tax expense	16	24
Change in fair market value of derivative instruments	94	(39)
Non-cash expense related to long-term operating leases (see Note 17)	27	19
Net effect of changes in operating accounts (see Note 18)	218	399
Other operating activities	–	(1)
Net cash flows provided by operating activities	4,264	4,017
Investing activities:
Capital expenditures	(731)	(1,301)
Cash used for business combinations, net of cash received (See Note 12)	(3,204)	–
Investments in unconsolidated affiliates	–	(1)
Distributions received from unconsolidated affiliates attributable to the return of capital	55	37
Proceeds from asset sales	14	50
Other investing activities	(2)	(14)
Cash used in investing activities	(3,868)	(1,229)
Financing activities:
Borrowings under debt agreements	42,112	9,797
Repayments of debt	(42,872)	(11,122)
Monetization of interest rate derivative instruments	–	75
Cash distributions paid to common unitholders (see Note 8)	(2,026)	(1,965)
Cash payments made in connection with distribution equivalent rights	(17)	(15)
Cash distributions paid to noncontrolling interests	(82)	(71)
Cash contributions from noncontrolling interests	4	18
Repurchase of common units under 2019 Buyback Program	(35)	(14)
Other financing activities	(48)	(38)
Cash used in financing activities	(2,964)	(3,335)
Net change in cash and cash equivalents, including restricted cash	(2,568)	(547)
Cash and cash equivalents, including restricted cash, at beginning of period	2,965	1,158
Cash and cash equivalents, including restricted cash, at end of period	$397	$611

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended June 30, 2022:
Balance, March 31, 2022	$26,610	$(1,297)	$240	$1,104	$26,657
Net income	1,411	–	–	28	1,439
Cash distributions paid to common unitholders	(1,014)	–	–	–	(1,014)
Cash payments made in connection with distribution equivalent rights	(9)	–	–	–	(9)
Cash distributions paid to noncontrolling interests	–	–	–	(40)	(40)
Cash contributions from noncontrolling interests	–	–	–	2	2
Amortization of fair value of equity-based awards	41	–	–	–	41
Repurchase and cancellation of common units under 2019 Buyback Program	(35)	–	–	–	(35)
Cash flow hedges	–	–	(63)	–	(63)
Other, net	(1)	–	–	–	(1)
Balance, June 30, 2022	$27,003	$(1,297)	$177	$1,094	$26,977

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Six Months Ended June 30, 2022:
Balance, December 31, 2021	$26,340	$(1,297)	$286	$1,110	$26,439
Net income	2,707	–	–	62	2,769
Cash distributions paid to common unitholders	(2,026)	–	–	–	(2,026)
Cash payments made in connection with distribution equivalent rights	(17)	–	–	–	(17)
Cash distributions paid to noncontrolling interests	–	–	–	(82)	(82)
Cash contributions from noncontrolling interests	–	–	–	4	4
Amortization of fair value of equity-based awards	79	–	–	–	79
Repurchase and cancellation of common units under 2019 Buyback Program	(35)	–	–	–	(35)
Cash flow hedges	–	–	(109)	–	(109)
Other, net	(45)	–	–	–	(45)
Balance, June 30, 2022	$27,003	$(1,297)	$177	$1,094	$26,977

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History and
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended June 30, 2021:
Balance, March 31, 2021	$26,109	$(1,297)	$181	$1,078	$26,071
Net income	1,112	–	–	33	1,145
Cash distributions paid to common unitholders	(983)	–	–	–	(983)
Cash payments made in connection with distribution equivalent rights	(8)	–	–	–	(8)
Cash distributions paid to noncontrolling interests	–	–	–	(41)	(41)
Cash contributions from noncontrolling interests	–	–	–	5	5
Amortization of fair value of equity-based awards	41	–	–	–	41
Cash flow hedges	–	–	(380)	–	(380)
Other, net	(2)	–	–	(1)	(3)
Balance, June 30, 2021	$26,269	$(1,297)	$(199)	$1,074	$25,847

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Six Months Ended June 30, 2021:
Balance, December 31, 2020	$25,767	$(1,297)	$(165)	$1,073	$25,378
Net income	2,453	–	–	54	2,507
Cash distributions paid to common unitholders	(1,965)	–	–	–	(1,965)
Cash payments made in connection with distribution equivalent rights	(15)	–	–	–	(15)
Cash distributions paid to noncontrolling interests	–	–	–	(71)	(71)
Cash contributions from noncontrolling interests	–	–	–	18	18
Amortization of fair value of equity-based awards	79	–	–	–	79
Repurchase and cancellation of common units under 2019 Buyback Program	(14)	–	–	–	(14)
Cash flow hedges	–	–	(34)	–	(34)
Other, net	(36)	–	–	–	(36)
Balance, June 30, 2021	$26,269	$(1,297)	$(199)	$1,074	$25,847

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at June 30, 2022.

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

Our results of operations for the six months ended June 30, 2022 are not necessarily indicative of results expected for the full year of 2022.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The following table presents our allowance for credit losses activity since December 31, 2021:

Allowance for credit losses, December 31, 2021	$53
Charged to costs and expenses	4
Charged to other accounts	1
Deductions	(4)
Allowance for credit losses, June 30, 2022	$54

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$231	$2,820
Restricted cash	166	145
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$397	$2,965

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	June 30, 2022	December 31, 2021
NGLs	$2,422	$2,027
Petrochemicals and refined products	576	343
Crude oil	211	285
Natural gas	25	26
Total	$3,234	$2,681

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales (1)	$12,908	$6,840	$23,006	$13,103
Lower of cost or net realizable value adjustments recognized in cost of sales	3	3	7	13

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years		June 30, 2022	December 31, 2021
Plants, pipelines and facilities (1)	3-45	(5)	$53,912	$51,636
Underground and other storage facilities (2)	5-40	(6)	4,335	4,327
Transportation equipment (3)	3-10		218	209
Marine vessels (4)	15-30		922	918
Land			387	379
Construction in progress			2,213	1,616
Subtotal			61,987	59,085
Less accumulated depreciation			17,933	17,083
Subtotal property, plant and equipment, net			44,054	42,002
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			75	86
Property, plant and equipment, net			$44,129	$42,088

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected amortization period for these costs is 1.8 years.

Property, plant and equipment at June 30, 2022 and December 31, 2021 includes $114 million and $81 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2021:

ARO liability balance, December 31, 2021	$176
Liabilities incurred (1)	14
Revisions in estimated cash flows (2)	23
Liabilities settled (3)	(2)
Accretion expense (4)	8
ARO liability balance, June 30, 2022	$219

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $219 million total ARO liability recorded at June 30, 2022, $16 million was reflected as a current liability and $203 million as a long-term liability.

The following table summarizes our depreciation and accretion expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense (1)	$445	$425	$883	$849
Accretion expense (1)	6	1	8	3
Capitalized interest (2)	21	21	38	41

(1)	Depreciation and accretion expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	June 30, 2022	December 31, 2021
NGL Pipelines & Services	$650	$656
Crude Oil Pipelines & Services	1,690	1,738
Natural Gas Pipelines & Services	31	31
Petrochemical & Refined Products Services	3	3
Total	$2,374	$2,428

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NGL Pipelines & Services	$36	$29	$70	$57
Crude Oil Pipelines & Services	70	130	151	249
Natural Gas Pipelines & Services	–	2	2	3
Petrochemical & Refined Products Services	1	–	1	1
Total	$107	$161	$224	$310

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	June 30, 2022			December 31, 2021
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(242)	$207	$449	$(236)	$213
Contract-based intangibles	749	(72)	677	165	(61)	104
Segment total	1,198	(314)	884	614	(297)	317
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(392)	1,803	2,195	(355)	1,840
Contract-based intangibles	283	(267)	16	283	(263)	20
Segment total	2,478	(659)	1,819	2,478	(618)	1,860
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350	(569)	781	1,350	(550)	800
Contract-based intangibles	639	(189)	450	232	(183)	49
Segment total	1,989	(758)	1,231	1,582	(733)	849
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(78)	103	181	(75)	106
Contract-based intangibles	45	(26)	19	45	(26)	19
Segment total	226	(104)	122	226	(101)	125
Total intangible assets	$5,891	$(1,835)	$4,056	$4,900	$(1,749)	$3,151

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NGL Pipelines & Services	$9	$6	$17	$12
Crude Oil Pipelines & Services	21	19	41	37
Natural Gas Pipelines & Services	14	11	25	21
Petrochemical & Refined Products Services	1	2	3	4
Total	$45	$38	$86	$74

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2022	2023	2024	2025	2026
$100	$204	$212	$211	$206

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  The following table presents changes in the carrying amount of goodwill for the period presented:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2021	$2,652	$1,841	$–	$956	$5,449
Goodwill related to acquisition (1)	159	–	–	–	159
Balance at June 30, 2022	$2,811	$1,841	$–	$956	$5,608

(1)	This amount represents the goodwill recognized in connection with our acquisition of Navitas Midstream in February 2022. See Note 12 for additional information regarding this acquisition.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	June 30, 2022	December 31, 2021
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$640	$–
Senior Notes VV, 3.50% fixed-rate, due February 2022	–	750
Senior Notes CC, 4.05% fixed-rate, due February 2022	–	650
September 2021 364-Day Revolving Credit Agreement, variable-rate, due September 2022	–	–
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250	1,250
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
September 2021 Multi-Year Revolving Credit Agreement, variable-rate, due September 2026	–	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	26,415	27,175
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (1)	232	232
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (2)	700	700
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (3)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (4)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (1)	14	14
Total principal amount of senior and junior debt obligations	29,061	29,821
Other, non-principal amounts	(280)	(286)
Less current maturities of debt	(1,889)	(1,400)
Total long-term debt	$26,892	$28,135

(1)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate (“LIBOR”), plus 2.778%.
(2)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(3)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(4)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the six months ended June 30, 2022:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.20% to 1.85%	0.72%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.95% to 4.36%	3.36%

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

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at June 30, 2022 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Commercial Paper Notes	$640	$640	$–	$–	$–	$–	$–
Senior Notes	25,775	–	1,250	850	1,150	875	21,650
Junior Subordinated Notes	2,646	–	–	–	–	–	2,646
Total	$29,061	$640	$1,250	$850	$1,150	$875	$24,296

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

Expected Renewal of September 2021 364-Day Revolving Credit Agreement

EPO’s September 2021 364-Day Revolving Credit Agreement is scheduled to mature in September 2022.  As a result, EPO expects to renew this credit agreement during the third quarter of 2022.  At June 30, 2022, there were no principal amounts outstanding under the September 2021 364-Day Revolving Credit Agreement.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Partial Redemption of Junior Subordinated Notes D

On August 1, 2022, EPO called for redemption $350 million of the $700 million outstanding principal amount of its Junior Subordinated Notes D.  The redemption date for such notes is August 31, 2022.  These notes are redeemable at EPO’s election on or after August 16, 2022 at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.  The redemption is expected to be made using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

Letters of Credit

At June 30, 2022, EPO had $117 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at June 30, 2022.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2021:

Common units outstanding at December 31, 2021	2,176,379,587
Common units issued in connection with the vesting of phantom unit awards, net	4,051,207
Other	22,350
Common units outstanding at March 31, 2022	2,180,453,144
Common unit repurchases under 2019 Buyback Program	(1,408,121)
Common units issued in connection with the vesting of phantom unit awards, net	204,357
Common units outstanding at June 30, 2022	2,179,249,380

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the six months ended June 30, 2022.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of June 30, 2022.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2022, the Partnership repurchased 1,408,121 common units under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $35 million.  During the six months ended June 30, 2021, the Partnership repurchased 709,816 common units under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $14 million.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At June 30, 2022, the remaining available capacity under the 2019 Buyback Program was $1.5 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,255,564 new common units to employees in connection with the vesting of phantom unit awards during the six months ended June 30, 2022.  See Note 13 for information regarding our phantom unit awards.

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

During the six months ended June 30, 2022, agents of the Partnership purchased 3,240,990 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $1 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on August 12, 2022.

Preferred Units

There were 50,412 of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at June 30, 2022.

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the six months ended June 30, 2022, the Partnership made quarterly cash distributions to its preferred unitholders of $2 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$137	$147	$2	$286
Other comprehensive income (loss) for period, before reclassifications	(60)	–	–	(60)
Reclassification of losses (gains) to net income during period	(63)	14	–	(49)
Total other comprehensive income (loss) for period	(123)	14	–	(109)
Accumulated Other Comprehensive Income (Loss), June 30, 2022	$14	$161	$2	$177

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93)	$(74)	$2	$(165)
Other comprehensive income (loss) for period, before reclassifications	(752)	183	–	(569)
Reclassification of losses (gains) to net income during period	517	18	–	535
Total other comprehensive income (loss) for period	(235)	201	–	(34)
Accumulated Other Comprehensive Income (Loss), June 30, 2021	$(328)	$127	$2	$(199)

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Losses (gains) on cash flow hedges:	Location	2022	2021	2022	2021
Interest rate derivatives	Interest expense	$6	$10	$14	$18
Commodity derivatives	Revenue	(86)	(99)	(47)	498
Commodity derivatives	Operating costs and expenses	(22)	–	(16)	19
Total		$(102)	$(89)	$(49)	$535

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions

On July 7, 2022, we announced that the Board declared a quarterly cash distribution of $0.4750 per common unit, or $1.90 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the second quarter of 2022.  The quarterly distribution is payable on August 12, 2022 to unitholders of record as of the close of business on July 29, 2022.  The total amount to be paid is $1.04 billion, which includes $9 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$5,580	$2,976	$10,620	$5,982
Segment midstream services:
Natural gas processing and fractionation	463	252	803	435
Transportation	229	235	458	510
Storage and terminals	108	124	253	244
Total segment midstream services	800	611	1,514	1,189
Total NGL Pipelines & Services	6,380	3,587	12,134	7,171
Crude Oil Pipelines & Services:
Sales of crude oil	5,031	2,139	8,747	3,978
Segment midstream services:
Transportation	249	250	488	459
Storage and terminals	105	115	222	232
Total segment midstream services	354	365	710	691
Total Crude Oil Pipelines & Services	5,385	2,504	9,457	4,669
Natural Gas Pipelines & Services:
Sales of natural gas	1,359	476	2,239	1,811
Segment midstream services:
Transportation	302	233	571	485
Total segment midstream services	302	233	571	485
Total Natural Gas Pipelines & Services	1,661	709	2,810	2,296
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,370	2,386	4,124	3,985
Segment midstream services:
Fractionation and isomerization	47	80	116	133
Transportation, including marine logistics	139	124	277	241
Storage and terminals	78	60	150	110
Total segment midstream services	264	264	543	484
Total Petrochemical & Refined Products Services	2,634	2,650	4,667	4,469
Total consolidated revenues	$16,060	$9,450	$29,068	$18,605

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at June 30, 2022:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$113
Total		$113

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$172
Deferred revenue (noncurrent)	Other long-term liabilities	273
Total		$445

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the six months ended June 30, 2022:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2021	$15	$446
Amount included in opening balance transferred to other accounts during period (1)	(4)	(151)
Amount recorded during period (2)	120	492
Amounts recorded during period transferred to other accounts (1)	(18)	(337)
Other changes	–	(5)
Balance at June 30, 2022	$113	$445

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of June 30, 2022.

Period	Fixed Consideration
Six Months Ended December 31, 2022	$1,850
One Year Ended December 31, 2023	3,317
One Year Ended December 31, 2024	3,072
One Year Ended December 31, 2025	2,677
One Year Ended December 31, 2026	2,491
Thereafter –	10,151
Total	$23,558

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating income	$1,764	$1,492	$3,430	$3,187
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	531	500	1,045	995
Asset impairment charges in operating costs and expenses	5	18	19	84
Net losses attributable to asset sales and related matters in operating costs and expenses	–	–	2	11
General and administrative costs	62	52	124	108
Non-refundable payments received from shippers attributable to make-up rights (2)	39	22	73	41
Subsequent recognition of revenues attributable to make-up rights (3)	(17)	(39)	(45)	(78)
Total segment gross operating margin	$2,384	$2,045	$4,648	$4,348

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$1,327	$1,098	$2,552	$2,184
Crude Oil Pipelines & Services	407	419	822	819
Natural Gas Pipelines & Services	229	202	449	737
Petrochemical & Refined Products Services	421	326	825	608
Total segment gross operating margin	$2,384	$2,045	$4,648	$4,348

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended June 30, 2022	$6,374	$5,380	$1,653	$2,634	$–	$16,041
Three months ended June 30, 2021	3,584	2,501	706	2,650	–	9,441
Six months ended June 30, 2022	12,126	9,443	2,797	4,667	–	29,033
Six months ended June 30, 2021	7,165	4,658	2,290	4,469	–	18,582
Revenues from related parties:
Three months ended June 30, 2022	6	5	8	–	–	19
Three months ended June 30, 2021	3	3	3	–	–	9
Six months ended June 30, 2022	8	14	13	–	–	35
Six months ended June 30, 2021	6	11	6	–	–	23
Intersegment and intrasegment revenues:
Three months ended June 30, 2022	19,098	11,957	218	5,290	(36,563)	–
Three months ended June 30, 2021	10,298	7,876	149	6,596	(24,919)	–
Six months ended June 30, 2022	37,413	21,871	421	8,512	(68,217)	–
Six months ended June 30, 2021	23,387	15,296	295	12,830	(51,808)	–
Total revenues:
Three months ended June 30, 2022	25,478	17,342	1,879	7,924	(36,563)	16,060
Three months ended June 30, 2021	13,885	10,380	858	9,246	(24,919)	9,450
Six months ended June 30, 2022	49,547	31,328	3,231	13,179	(68,217)	29,068
Six months ended June 30, 2021	30,558	19,965	2,591	17,299	(51,808)	18,605
Equity in income loss of unconsolidated affiliates:
Three months ended June 30, 2022	36	70	–	1	–	107
Three months ended June 30, 2021	29	130	2	–	–	161
Six months ended June 30, 2022	70	151	2	1	–	224
Six months ended June 30, 2021	57	249	3	1	–	310

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At June 30, 2022	$17,452	$6,862	$9,916	$7,686	$2,213	$44,129
At December 31, 2021	17,202	6,974	8,560	7,736	1,616	42,088
Investments in unconsolidated affiliates: (see Note 5)
At June 30, 2022	650	1,690	31	3	–	2,374
At December 31, 2021	656	1,738	31	3	–	2,428
Intangible assets, net: (see Note 6)
At June 30, 2022	884	1,819	1,231	122	–	4,056
At December 31, 2021	317	1,860	849	125	–	3,151
Goodwill: (see Note 6)
At June 30, 2022	2,811	1,841	–	956	–	5,608
At December 31, 2021	2,652	1,841	–	956	–	5,449
Segment assets:
At June 30, 2022	21,797	12,212	11,178	8,767	2,213	56,167
At December 31, 2021	20,827	12,413	9,440	8,820	1,616	53,116

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated revenues:
NGL Pipelines & Services	$6,380	$3,587	$12,134	$7,171
Crude Oil Pipelines & Services	5,385	2,504	9,457	4,669
Natural Gas Pipelines & Services	1,661	709	2,810	2,296
Petrochemical & Refined Products Services	2,634	2,650	4,667	4,469
Total consolidated revenues	$16,060	$9,450	$29,068	$18,605

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$12,908	$6,840	$23,006	$13,103
Other operating costs and expenses (1)	884	702	1,641	1,417
Depreciation, amortization and accretion	544	507	1,070	1,005
Asset impairment charges	5	18	19	84
Net losses attributable to asset sales and related matters	–	–	2	11
General and administrative costs	62	52	124	108
Total consolidated costs and expenses	$14,403	$8,119	$25,862	$15,728

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment charges; and net losses attributable to asset sales and related matters.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,411	$1,112	$2,707	$2,453
Earnings allocated to phantom unit awards (1)	(12)	(9)	(23)	(20)
Net income allocated to common unitholders	$1,399	$1,103	$2,684	$2,433

Basic weighted-average number of common units outstanding	2,180	2,185	2,179	2,184

Basic earnings per common unit	$0.64	$0.50	$1.23	$1.11

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,411	$1,112	$2,707	$2,453
Net income attributable to preferred units	1	1	2	2
Net income attributable to limited partners	$1,412	$1,113	$2,709	$2,455

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,180	2,185	2,179	2,184
Phantom units (2)	19	18	19	18
Preferred units (2)	2	2	2	2
Total	2,201	2,205	2,200	2,204

Diluted earnings per common unit	$0.64	$0.50	$1.23	$1.11

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding the phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding.  See Note 13 for information regarding phantom unit awards.  See Note 8 for information regarding preferred units.

Note 12.  Business Combinations

On February 17, 2022, an affiliate of Enterprise acquired all of the member interests in Navitas Midstream Partners, LLC (“Navitas Midstream”) for $3.2 billion in cash.  We funded the cash consideration using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.

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

Purchase price for 100% interest in Navitas Midstream	$3,231
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$27
Property, plant and equipment	2,080
Contract-based intangible asset	989
Assumed liabilities, net of acquired other assets (1)	(24)
Total identifiable net assets	$3,072
Goodwill	$159

(1)
Assumed liabilities primarily include accounts payable, other current liabilities, lease liabilities and asset retirement obligations.  Acquired other assets primarily include accounts receivable, other current assets and right-of-use (“ROU”) assets.  None of these amounts were considered individually significant.

The estimated fair value of the acquired property, plant and equipment was determined using the cost approach.  The fair value of property, plant and equipment primarily consisted of personal property of $1.6 billion, real property of $250 million and construction in progress of $175 million.  See Note 4 for additional information regarding our property, plant and equipment.

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

The financial results for the processing activities of the acquired business will continue to be reported under the NGL Pipelines & Services business segment and the gathering activities will continue to be reported under the Natural Gas Pipelines & Services business segment.

The contribution of this newly acquired business to our consolidated revenues and net income was not material during the three and six months ended June 30, 2022.  Additionally, acquisition related costs were not material during the three and six months ended June 30, 2022.

On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the three and six months ended June 30, 2022 and 2021 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2021 rather than February 17, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Equity-classified awards:
Phantom unit awards	$40	$38	$78	$76
Profits interest awards	1	3	2	4
Total	$41	$41	$80	$80

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

Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2021	17,170,919	$24.31
Granted (2)	7,968,380	$24.11
Vested	(6,169,973)	$25.14
Forfeited	(338,034)	$23.94
Phantom unit awards at June 30, 2022	18,631,292	$23.95

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2022 was $192 million based on a grant date market price of the Partnership’s common units ranging from $24.10 to $25.61 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash payments made in connection with DERs	$9	$8	$17	$15
Total intrinsic value of phantom unit awards that vested during period	7	6	149	119

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $238 million at June 30, 2022, of which our share of such cost is currently estimated to be $197 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.1 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

EPCO has two limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At June 30, 2022, our share of the total unrecognized compensation cost related to the Employee Partnerships was $7 million, which we expect to recognize over a weighted-average period of 1.4 years.

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

We do not have any interest rate derivative instruments outstanding at June 30, 2022.

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

At June 30, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at June 30, 2022 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	16.6	0.3	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.8	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	19.6	1.6	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	2.8	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	144.9	12.6	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	150.4	5.3	Cash flow hedge
NGLs inventory management activities (MMBbls)	2.5	n/a	Fair value hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	11.4	n/a	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	8.2	n/a	Cash flow hedge
Petrochemical marketing:
Forecasted purchases of petrochemical products (MMBbls)	0.1	n/a	Cash flow hedge
Forecasted sales of petrochemical products (MMBbls)	1.0	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.0	2.7	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	18.7	0.1	Mark-to-market
NGL risk management activities (MMBbls) (3)	38.8	9.1	Mark-to-market
Refined products risk management activities (MMBbls) (3)	5.0	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	45.7	5.6	Mark-to-market
Commercial energy risk management activities (TWh) (3)	0.5	1.2	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2025, August 2022 and December 2024, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing, storage assets and end use power requirements.

The carrying amount of our inventories subject to fair value hedges was $220 million and $102 million at June 30, 2022 and December 31, 2021, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$251	Current assets	$195	Current liabilities	$255	Current liabilities	$212
Commodity derivatives	Other assets	30	Other assets	–	Other liabilities	49	Other liabilities	1
Total commodity derivatives		281		195		304		213
Total derivatives designated as hedging instruments		$281		$195		$304		$213

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$81	Current assets	$42	Current liabilities	$90	Current liabilities	$42
Commodity derivatives	Other assets	11	Other assets	2	Other liabilities	18	Other liabilities	1
Total commodity derivatives		92		44		108		43
Total derivatives not designated as hedging instruments		$92		$44		$108		$43

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2022:
Commodity derivatives	$373	$–	$373	$(373)	$–	$–	$–
As of December 31, 2021:
Commodity derivatives	$239	$–	$239	$(233)	$–	$–	$6

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of June 30, 2022:
Commodity derivatives	$412	$–	$412	$(373)	$–	$(33)	$6
As of December 31, 2021:
Commodity derivatives	$256	$–	$256	$(233)	$–	$(17)	$6

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Commodity derivatives	Revenue	$(59)	$(67)	$(124)	$(187)
Total		$(59)	$(67)	$(124)	$(187)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Commodity derivatives	Revenue	$4	$39	$25	$209
Total		$4	$39	$25	$209

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate derivatives	$–	$–	$–	$183
Commodity derivatives – Revenue (1)	23	(291)	(98)	(733)
Commodity derivatives – Operating costs and expenses (1)	16	–	38	(19)
Total	$39	$(291)	$(60)	$(569)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate derivatives	Interest expense	$(6)	$(10)	$(14)	$(18)
Commodity derivatives	Revenue	86	99	47	(498)
Commodity derivatives	Operating costs and expenses	22	–	16	(19)
Total		$102	$89	$49	$(535)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Over the next twelve months, we expect to reclassify $9 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $32 million of gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $20 million as an increase in revenue and $12 million as a decrease in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Commodity derivatives	Revenue	$2	$79	$45	$36
Commodity derivatives	Operating costs and expenses	3	(1)	7	–
Total		$5	$78	$52	$36

The $52 million net gain recognized for the six months ended June 30, 2022 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $96 million of net realized gains and $44 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At June 30, 2022 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$356	$1,250	$13	$1,619
Impact of CME Rule 814	(328)	(918)	–	(1,246)
Total commodity derivatives	28	332	13	373
Total	$28	$332	$13	$373

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$505	$1,185	$21	$1,711
Impact of CME Rule 814	(476)	(823)	–	(1,299)
Total commodity derivatives	29	362	21	412
Total	$29	$362	$21	$412

	At December 31, 2021 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$122	$1,110	$–	$1,232
Impact of CME Rule 814	(122)	(871)	–	(993)
Total commodity derivatives	–	239	–	239
Total	$–	$239	$–	$239

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$199	$1,001	$–	$1,200
Impact of CME Rule 814	(199)	(745)	–	(944)
Total commodity derivatives	–	256	–	256
Total	$–	$256	$–	$256

In the aggregate, the fair value of our commodity hedging portfolios at June 30, 2022 was a net derivative liability of $92 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at June 30, 2022 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $25.7 billion and $33.5 billion at June 30, 2022 and December 31, 2021, respectively.  The aggregate carrying value of these debt obligations was $28.2 billion and $29.6 billion at June 30, 2022 and December 31, 2021, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues – related parties:
Unconsolidated affiliates	$19	$9	$35	$23
Costs and expenses – related parties:
EPCO and its privately held affiliates	$315	$283	$606	$575
Unconsolidated affiliates	60	50	121	117
Total	$375	$333	$727	$692

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	June 30, 2022	December 31, 2021
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1	$1
Unconsolidated affiliates	28	20
Total	$29	$21

Accounts payable - related parties:
EPCO and its privately held affiliates	$113	$151
Unconsolidated affiliates	19	16
Total	$132	$167

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

At June 30, 2022, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,387,118 common units	32.2%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at June 30, 2022.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates depend on the cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations.  During the six months ended June 30, 2022 and 2021, we paid EPCO and its privately held affiliates cash distributions totaling $632 million and $612 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs and expenses	$275	$247	$526	$502
General and administrative expenses	36	31	72	64
Total costs and expenses	$311	$278	$598	$566

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended June 30, 2022 and 2021, we recognized $4 million of related party operating lease expense in connection with these office space leases.  For each of the six months ended June 30, 2022 and 2021, we recognized $7 million of related party operating lease expense in connection with these office space leases.

Note 16.  Income Taxes

The following table presents the components of our consolidated provision for income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Deferred tax expense attributable to OTA Holdings, Inc. (“OTA”)	$(7)	$(7)	$(14)	$(13)
Revised Texas Franchise Tax (“Texas Margin Tax”)	(7)	(24)	(19)	(27)
Other	(3)	–	(3)	(1)
Provision for income taxes	$(17)	$(31)	$(36)	$(41)

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Current portion of income tax benefit (provision):
Federal	$–	$–	$–	$1
State	(7)	(12)	(17)	(17)
Foreign	(3)	–	(3)	(1)
Total current portion	(10)	(12)	(20)	(17)
Deferred portion of income tax benefit (provision):
Federal	(6)	(6)	(13)	(12)
State	(1)	(13)	(3)	(12)
Total deferred portion	(7)	(19)	(16)	(24)
Total provision for income taxes	$(17)	$(31)	$(36)	$(41)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Pre-Tax Net Book Income (“NBI”)	$1,457	$1,177	$2,807	$2,550

Texas Margin Tax (1)	(7)	(24)	(19)	(27)
State income tax provision, net of federal benefit	(1)	–	(1)	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(4)	(4)	(7)	(7)
Valuation allowance (2)	(3)	(3)	(7)	(6)
Other	(2)	–	(2)	–
Provision for income taxes	$(17)	$(31)	$(36)	$(41)

Effective income tax rate	(1.2)%	(2.6)%	(1.3)%	(1.6)%

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

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	June 30,	December 31,
	2022	2021
Deferred tax liabilities:
Attributable to investment in OTA	$398	$384
Attributable to property, plant and equipment	120	118
Attributable to investments in other entities	6	5
Other	36	14
Total deferred tax liabilities	560	521
Deferred tax assets:
Net operating loss carryovers (1)	7	14
Temporary differences related to Texas Margin Tax	4	3
Total deferred tax assets	11	17
Valuation allowance	7	14
Total deferred tax assets, net of valuation allowance	4	3
Total net deferred tax liabilities	$556	$518

(1)	The loss amount presented as of June 30, 2022 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at June 30, 2022.  Our accruals for litigation contingencies were immaterial at December 31, 2021.  We have classified our accruals for litigation contingencies in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.

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

On September 2, 2016, we terminated AFW for cause and filed a lawsuit in the 151st Judicial Civil District Court of Harris County, Texas against AFW and its parent company, Amec Foster Wheeler plc, asserting claims for breach of contract, breach of warranty, fraudulent inducement, string-along fraud, gross negligence, professional negligence, negligent misrepresentation and attorneys’ fees.  Trial for the case began on April 19, 2022, and closing arguments were completed on July 22, 2022.  We intend to diligently prosecute these claims and seek all direct, consequential, and exemplary damages to which we may be entitled.

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.1 billion and $29.8 billion at June 30, 2022 and December 31, 2021, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2021 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at June 30, 2022:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$185	$186	10 years	3.5%
Transportation equipment	18	20	3 years	2.9%
Office and warehouse space	162	194	15 years	2.9%
Total	$365	$400

(1)	ROU asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At June 30, 2022, lease liabilities of $55 million and $345 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$14	$10	$27	$19
Related accretion expense on lease liability balances	3	3	6	6
Total fixed lease expense	17	13	33	25
Variable lease expense	1	–	1	1
Subtotal operating lease expense	18	13	34	26
Short-term operating leases	23	13	40	26
Total operating lease expense	$41	$26	$74	$52

Cash payments attributable to operating lease liabilities were $16 million and $9 million for the three months ended June 30, 2022 and 2021, respectively.  For the six months ended June 30, 2022 and 2021, cash paid for operating lease liabilities was $28 million and $18 million, respectively.

Operating lease income for each of the three months ended June 30, 2022 and 2021 was $3 million. For each of the six months ended June 30, 2022 and 2021, operating lease income was $6 million.

Purchase Obligations
We have contractual future product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date. Our product purchase commitments increased from $18.8 billion at December 31, 2021 to $27.0 billion at June 30, 2022 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

Note 18.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
Decrease (increase) in:
Accounts receivable – trade	$(1,355)	$(689)
Accounts receivable – related parties	(8)	(2)
Inventories	(467)	243
Prepaid and other current assets	70	200
Other assets	25	70
Increase (decrease) in:
Accounts payable – trade	(38)	151
Accounts payable – related parties	(35)	(53)
Accrued product payables	2,542	1,246
Accrued interest	(18)	(12)
Other current liabilities	(457)	(726)
Other long-term liabilities	(41)	(29)
Net effect of changes in operating accounts	$218	$399

Cash payments for interest, net of $38 and $41 capitalized during the six months ended June 30, 2022 and 2021, respectively	$624	$624

Cash payments (refunds) for federal and state income taxes	$(3)	$17

We incurred liabilities for construction in progress that had not been paid at June 30, 2022 and December 31, 2021 of $194 million and $183 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Six Months Ended June 30, 2022 and 2021

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the six months ended June 30, 2022 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.2% of the Partnership’s common units outstanding at June 30, 2022.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the second quarter of 2022 compared to the second quarter of 2021.  Likewise, the phrase “period-to-period” means the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

Our fully integrated, midstream energy asset network (or “value chain”) links producers of natural gas, NGLs and crude oil from some of the largest supply basins in the U.S., Canada and the Gulf of Mexico with domestic consumers and international markets.  Our midstream energy operations include:

•	natural gas gathering, treating, processing, transportation and storage;

•	NGL transportation, fractionation, storage, and marine terminals (including those used to export liquefied petroleum gases (“LPG”) and ethane);

•	crude oil gathering, transportation, storage, and marine terminals;

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

Recent Developments

Enterprise Announces Three Expansions in the Permian Basin

In August 2022, we announced three new projects to support ongoing production growth in the Permian Basin, which are all expected to be completed during the first half of 2024.  The announcement included the following projects (including their respective scheduled completion dates):

•	our Plant 7 natural gas processing plant in the Midland Basin (first quarter of 2024);

•	our Mentone III cryogenic natural gas processing plant (first quarter of 2024); and

•	a 275 MBPD expansion of our Shin Oak NGL Pipeline (first half of 2024).

Enterprise and OLCV Sign Letter of Intent for Gulf Coast CO2 Transportation and Sequestration Project

In April 2022, Enterprise and Oxy Low Carbon Ventures, LLC (“OLCV”), a subsidiary of Occidental, announced that we have executed a letter of intent to work toward a potential carbon dioxide (“CO2”) transportation and sequestration solution for the Texas Gulf Coast.  The joint project would initially be focused on providing services to emitters in the industrial corridors from the greater Houston to Beaumont/Port Arthur areas.  The initiative would combine Enterprise’s leadership position in the midstream energy sector with OLCV’s extensive experience in subsurface characterization and CO2 sequestration.

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

Enterprise Announces Seven New Projects During Analyst and Investor Day

On April 12, 2022, Enterprise hosted a meeting with securities analysts and investors where we announced seven new projects that we expect will be completed by 2025.  The announced projects included the following (including their respective scheduled completion dates):

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Plant 6 natural gas processing plant in the Midland Basin (second quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II cryogenic natural gas processing plant (fourth quarter of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (fourth quarter of 2023);

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

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38
2nd Quarter	$2.83	$0.26	$0.87	$0.97	$0.98	$1.46	$0.67	$0.27	$0.41
3rd Quarter	$4.02	$0.35	$1.16	$1.34	$1.34	$1.62	$0.82	$0.36	$0.51
4th Quarter	$5.84	$0.39	$1.24	$1.46	$1.46	$1.82	$0.66	$0.33	$0.41
2021 Averages	$3.85	$0.31	$1.04	$1.18	$1.18	$1.56	$0.72	$0.35	$0.43

2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55
2nd Quarter	$7.17	$0.59	$1.24	$1.50	$1.68	$2.17	$0.61	$0.40	$0.46
2022 Averages	$6.07	$0.50	$1.27	$1.55	$1.64	$2.19	$0.62	$0.40	$0.51

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $1.06 per gallon in the second quarter of 2022 versus $0.64 per gallon in the second quarter of 2021.  Likewise, the weighted-average indicative market price for NGLs was $1.01 per gallon during the six months ended June 30, 2022 compared to $0.63 per gallon during the same period in 2021.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99
2nd Quarter	$66.07	$66.41	$66.90	$67.95
3rd Quarter	$70.56	$70.74	$71.17	$71.51
4th Quarter	$77.19	$77.82	$78.27	$78.41
2021 Averages	$67.92	$68.49	$68.96	$69.47

2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77
2nd Quarter	$108.41	$109.66	$109.96	$110.17
2022 Averages	$101.35	$103.05	$103.37	$103.47

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$16,060	$9,450	$29,068	$18,605
Costs and expenses:
Operating costs and expenses:
Cost of sales	12,908	6,840	23,006	13,103
Other operating costs and expenses	884	702	1,641	1,417
Depreciation, amortization and accretion expenses	544	507	1,070	1,005
Asset impairment charges	5	18	19	84
Net losses attributable to asset sales and related matters	‒	‒	2	11
Total operating costs and expenses	14,341	8,067	25,738	15,620
General and administrative costs	62	52	124	108
Total costs and expenses	14,403	8,119	25,862	15,728
Equity in income of unconsolidated affiliates	107	161	224	310
Operating income	1,764	1,492	3,430	3,187
Other income (expense):
Interest expense	(309)	(316)	(628)	(639)
Other, net	2	1	5	2
Total other expense, net	(307)	(315)	(623)	(637)
Income before income taxes	1,457	1,177	2,807	2,550
Provision for income taxes	(17)	(31)	(36)	(41)
Net income	1,440	1,146	2,771	2,509
Net income attributable to noncontrolling interests	(28)	(33)	(62)	(54)
Net income attributable to preferred units	(1)	(1)	(2)	(2)
Net income attributable to common unitholders	$1,411	$1,112	$2,707	$2,453

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$5,580	$2,976	$10,620	$5,982
Midstream services	800	611	1,514	1,189
Total	6,380	3,587	12,134	7,171
Crude Oil Pipelines & Services:
Sales of crude oil	5,031	2,139	8,747	3,978
Midstream services	354	365	710	691
Total	5,385	2,504	9,457	4,669
Natural Gas Pipelines & Services:
Sales of natural gas	1,359	476	2,239	1,811
Midstream services	302	233	571	485
Total	1,661	709	2,810	2,296
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,370	2,386	4,124	3,985
Midstream services	264	264	543	484
Total	2,634	2,650	4,667	4,469
Total consolidated revenues	$16,060	$9,450	$29,068	$18,605

Second Quarter of 2022 Compared to Second Quarter of 2021.  Total revenues for the second quarter of 2022 increased $6.6 billion when compared to the second quarter of 2021 primarily due to a $6.4 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and natural gas increased a combined $6.4 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $4.3 billion increase, and higher sales volumes, which accounted for an additional $2.1 billion increase.

Revenues from midstream services for the second quarter of 2022 increased a net $247 million when compared to the second quarter of 2021.  Revenues from our natural gas processing facilities increased $197 million quarter-to-quarter primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our natural gas pipeline assets increased $68 million quarter-to-quarter primarily due to the addition of the Midland Basin Gathering system from the Navitas Midstream acquisition, which contributed $38 million during the quarter, higher demand for natural gas transportation and gathering services in Texas and Louisiana, which accounted for a $17 million increase, and higher gathering fees on our San Juan Basin Gathering System, which accounted for an additional $12 million increase.  Lastly, revenues from our terminal facilities decreased a net $15 million quarter-to-quarter primarily due to lower deficiency fee revenues, which accounted for a $25 million decrease, partially offset by higher loading fee revenues from our ethylene export terminal, which accounted for a $14 million increase.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Total revenues for the six months ended June 30, 2022 increased $10.5 billion when compared to the six months ended June 30, 2021 primarily due to a $10.0 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and natural gas increased a combined $9.9 billion period-to-period primarily due to higher average sales prices, which accounted for a $7.6 billion increase, and higher sales volumes, which accounted for an additional $2.3 billion increase.

Revenues from midstream services for the six months ended June 30, 2022 increased $489 million when compared to the six months ended June 30, 2021.  Revenues from our natural gas processing facilities increased $342 million period-to-period primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our natural gas pipeline assets increased $85 million period-to-period primarily due to the addition of the Midland Basin Gathering system from the Navitas Midstream acquisition, which contributed $54 million during the period, higher demand for natural gas transportation and gathering services in Texas and Louisiana, which accounted for a $17 million increase, and higher gathering fees on our San Juan Basin Gathering System, which accounted for an additional $14 million increase.  Revenues from our terminal facilities increased $24 million period-to-period primarily due to higher loading fee revenues from our ethylene export terminal.  Revenues from our crude oil pipeline assets increased $28 million period-to-period primarily due to higher demand for crude oil transportation services.

Operating costs and expenses

Total operating costs and expenses for the three and six months ended June 30, 2022 increased $6.3 billion and $10.1 billion, respectively, when compared to the same periods in 2021.

Cost of sales
Second Quarter of 2022 Compared to Second Quarter of 2021.  Cost of sales for the second quarter of 2022 increased $6.1 billion when compared to the second quarter of 2021. The cost of sales associated with our marketing of NGLs, crude oil and natural gas increased a combined $6.3 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $4.3 billion increase, and higher sales volumes, which accounted for an additional $2.0 billion increase.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Cost of sales for the six months ended June 30, 2022 increased $9.9 billion when compared to the six months ended June 30, 2021. The cost of sales associated with our marketing of NGLs, crude oil and natural gas increased a combined $10.2 billion period-to-period primarily due to higher average purchase prices, which accounted for an $8.1 billion increase, and higher sales volumes, which accounted for an additional $2.1 billion increase.

Other operating costs and expenses
Other operating costs and expenses for the three and six months ended June 30, 2022 increased $182 million and $224 million, respectively, when compared to the same periods in 2021 primarily due to higher utility and employee compensation costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and six months ended June 30, 2022 increased a combined $37 million and $65 million, respectively, when compared to the same periods in 2021. The addition of assets attributable to the Navitas Midstream acquisition accounted for $23 million of the quarter-to-quarter increase and $36 million of the period-to-period increase.  The remainder of the quarter-to-quarter and period-to-period increases are due to assets placed into full or limited service since the end of the respective periods in 2021 (the Gillis Lateral natural gas pipeline and the Baymark ethylene pipeline) and major maintenance activities accounted for under the deferral method.

Asset impairment charges
Non-cash asset impairment charges for the three and six months ended June 30, 2022 decreased $13 million and $65 million, respectively, when compared to the same periods in 2021.  We recorded non-cash asset impairment charges of $44 million during the six months ended June 30, 2021 for the sale of a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System.  The remainder of our asset impairment charges for the three and six months ended June 30, 2022 and 2021 are attributable to the write-off of assets that are no longer expected to be used or constructed.

General and administrative costs

General and administrative costs for the three and six months ended June 30, 2022 increased $10 million and $16 million, respectively, when compared to the same periods in 2021 primarily due to higher employee compensation costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and six months ended June 30, 2022 decreased $54 million and $86 million, respectively, when compared to the same periods in 2021 primarily due to lower earnings from investments in crude oil pipelines.

Operating income

Operating income for the three and six months ended June 30, 2022 increased $272 million and $243 million, respectively, when compared to the same periods in 2021 due to the previously described quarter-to-quarter and period-to-period changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest charged on debt principal outstanding	$318	$321	$641	$648
Impact of interest rate hedging program, including related amortization	6	10	14	18
Interest costs capitalized in connection with construction projects (1)	(21)	(21)	(38)	(41)
Other (2)	6	6	11	14
Total	$309	$316	$628	$639

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

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased $3 million quarter-to-quarter primarily due to the effects of lower overall interest rates during the second quarter of 2022.  Our weighted-average debt principal balance for the second quarter of 2022 was $29.4 billion compared to $28.9 billion for the second quarter of 2021.

For the six months ended June 30, 2022, interest charged on debt principal outstanding decreased $7 million period-to-period primarily due to the effects of lower overall interest rates during the six months ended June 30, 2022.  Our weighted-average debt principal balance for the six months ended June 30, 2022 was $29.7 billion compared to $29.5 billion for the six months ended June 30, 2021.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our provision for income taxes for the three and six months ended June 30, 2022 decreased $14 million and $5 million, respectively, when compared to the same periods in 2021 primarily due to lower income tax expense related to state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$1,327	$1,098	$2,552	$2,184
Crude Oil Pipelines & Services	407	419	822	819
Natural Gas Pipelines & Services	229	202	449	737
Petrochemical & Refined Products Services	421	326	825	608
Total segment gross operating margin (1)	2,384	2,045	4,648	4,348
Net adjustment for shipper make-up rights	(22)	17	(28)	37
Total gross operating margin (non-GAAP)	$2,362	$2,062	$4,620	$4,385

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating income	$1,764	$1,492	$3,430	$3,187
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	531	500	1,045	995
Asset impairment charges in operating costs and expenses	5	18	19	84
Net losses attributable to asset sales and related matters in operating costs and expenses	‒	‒	2	11
General and administrative costs	62	52	124	108
Total gross operating margin (non-GAAP)	$2,362	$2,062	$4,620	$4,385

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$587	$286	$1,002	$580
NGL pipelines, storage and terminals	539	555	1,105	1,182
NGL fractionation	201	257	445	422
Total	$1,327	$1,098	$2,552	$2,184

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,683	3,435	3,626	3,383
NGL marine terminal volumes (MBPD)	747	665	696	659
NGL fractionation volumes (MBPD)	1,336	1,245	1,327	1,216
Equity NGL-equivalent production volumes (MBPD) (1)	195	198	189	180
Fee-based natural gas processing volumes (MMcf/d) (2,3)	5,133	4,187	5,025	4,102

(1)
Primarily represents the NGL and condensate volumes we earn and take title to in connection with our processing activities.  The total equity NGL-equivalent production volumes also include residue natural gas volumes from our natural gas processing business.

(2)	Volumes reported correspond to the revenue streams earned by our natural gas processing plants.
(3)	Fee-based natural gas processing volumes are measured at either the wellhead or plant inlet in MMcf/d.

Natural gas processing and related NGL marketing activities
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from natural gas processing and related NGL marketing activities for the second quarter of 2022 increased $301 million when compared to the second quarter of 2021.

Our Midland Basin natural gas processing facilities, which represent the natural gas processing facilities we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $139 million.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities were 910 MMcf/d and 55 MBPD, respectively, during the second quarter of 2022.  Our Midland Basin natural gas gathering activities are discussed under the Natural Gas Pipelines & Services segment.

Gross operating margin from our Delaware Basin natural gas processing facilities, which represent our legacy Permian Basin processing facilities, increased $77 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes at these facilities increased 143 MMcf/d and equity NGL-equivalent production volumes decreased 40 MBPD quarter-to-quarter.

Gross operating margin from our NGL marketing activities increased a net $49 million quarter-to-quarter primarily due to higher sales volumes, which accounted for a $41 million increase, and higher average sales margins, which accounted for an additional $33 million increase, partially offset by lower non-cash, mark-to-market earnings, which accounted for a $26 million decrease.  The quarter-to-quarter increase in gross operating margin can be attributed to higher earnings from NGL marketing strategies that optimize our storage and plant assets, which accounted for a $91 million increase, partially offset by lower earnings from strategies that optimize our export and transportation assets, which accounted for a $16 million decrease.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a combined $27 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing and equity NGL-equivalent production volumes decreased 41 MMcf/d and 4 MBPD, respectively, quarter-to-quarter.

Gross operating margin from our South Texas natural gas processing facilities increased $10 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 17 MMcf/d and equity NGL-equivalent production volumes decreased 6 MBPD quarter-to-quarter.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from natural gas processing and related NGL marketing activities for the six months ended June 30, 2022 increased $422 million when compared to the six months ended June 30, 2021.

Our Midland Basin natural gas processing facilities generated gross operating margin of $181 million.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities were 892 MMcf/d and 52 MBPD, respectively, following the acquisition date.

Gross operating margin from our Delaware Basin natural gas processing facilities increased $141 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes at these facilities increased 164 MMcf/d and equity NGL-equivalent production volumes decreased 32 MBPD period-to-period.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a combined $88 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  On a combined basis, fee-based natural gas processing volumes decreased 41 MMcf/d and equity NGL-equivalent production volumes increased 1 MBPD period-to-period.

Gross operating margin from our South Texas natural gas processing facilities increased $60 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 56 MMcf/d and equity NGL-equivalent production volumes decreased 4 MBPD period-to-period.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $7 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 165 MMcf/d and 4 MBPD, respectively, period-to-period (net to our interest).

Gross operating margin from our NGL marketing activities decreased a net $59 million period-to-period primarily due to lower non-cash, mark-to-market earnings, which accounted for an $82 million decrease, and lower average sales margins, which accounted for an additional $8 million decrease, partially offset by higher sales volumes, which accounted for a $26 million increase.  The period-to-period increase in gross operating margin can be attributed to higher earnings from NGL marketing strategies that optimize our storage and plant assets, which accounted for a $74 million increase, partially offset by lower earnings from strategies that optimize our transportation and export assets, which accounted for a $51 million decrease.

NGL pipelines, storage and terminals
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from our NGL pipelines, storage and terminal assets during the second quarter of 2022 decreased $16 million when compared to the second quarter of 2021.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines decreased a net $35 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $27 million decrease, and lower deficiency fees as a result of certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021, which accounted for an additional $26 million decrease, partially offset by higher transportation volumes of 114 MBPD (net to our interest), which accounted for a $19 million increase.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased a net $18 million quarter-to-quarter primarily due to lower average loading fees, which accounted for a $26 million decrease, partially offset by higher export volumes of 73 MBPD, which accounted for an $8 million increase. Gross operating margin from our related Houston Ship Channel Pipeline decreased $4 million quarter-to-quarter primarily due to lower average transportation fees.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $27 million quarter-to-quarter primarily due to higher transportation volumes on the ATEX Pipeline of 34 MBPD.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $15 million quarter-to-quarter primarily due to higher average loading fees.

Gross operating margin from our Dixie Pipeline and related terminals increased a combined $9 million quarter-to-quarter primarily due to higher transportation volumes of 40 MBPD.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from our NGL pipelines, storage and terminal assets during the six months ended June 30, 2022 decreased $77 million when compared to the six months ended June 30, 2021.

On a combined basis, gross operating margin for our pipelines that serve Permian Basin and/or Rocky Mountain producers decreased a net $62 million period-to-period primarily due to lower average transportation fees, which accounted for a $58 million decrease, and lower deficiency fees as a result of certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021, which accounted for an additional $53 million decrease, partially offset by higher transportation volumes of 181 MBPD (net to our interest), which accounted for a $56 million increase.

Gross operating margin from LPG-related activities at EHT decreased $45 million period-to-period primarily due to lower average loading fees. Gross operating margin from our related Houston Ship Channel Pipeline decreased $4 million period-to-period primarily due to lower average transportation fees.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $31 million period-to-period primarily due to higher transportation volumes on the ATEX Pipeline of 16 MBPD.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $27 million period-to-period primarily due to higher average loading fees.

NGL fractionation
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from NGL fractionation during the second quarter of 2022 decreased $56 million when compared to the second quarter of 2021.

Gross operating margin from our Chambers County NGL fractionation complex decreased a net $84 million quarter-to-quarter primarily due to $58 million in margins earned on the optimization of our power supply arrangements and $40 million of payments received in connection with our participation in the Texas Load Resources Demand Response Program (“LaaR”) during the second quarter of 2021 in connection with the winter storms that impacted Texas in February 2021 (the “February 2021 winter storms”).

Gross operating margin at our Chambers County NGL fractionation complex was further impacted by higher utility and other operating costs, which accounted for an additional $7 million decrease, partially offset by higher fractionation volumes of 48 MBPD (net to our interest), which accounted for a $12 million increase, and higher average fractionation fees, which accounted for an additional $13 million increase.

Gross operating margin from our Norco NGL fractionator increased $14 million quarter-to-quarter primarily due to higher fractionation volumes of 31 MBPD, which accounted for an $8 million increase, and higher ancillary service revenues, which accounted for an additional $4 million increase.

Gross operating margin from our Hobbs NGL fractionator increased $6 million quarter-to-quarter primarily due to higher ancillary service revenues.

The natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, generated gross operating margin of $6 million during the second quarter of 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from NGL fractionation during the six months ended June 30, 2022 increased $23 million when compared to the six months ended June 30, 2021.

Gross operating margin from our Norco NGL fractionator increased $18 million period-to-period primarily due to higher fractionation volumes of 15 MBPD, which accounted for a $10 million increase, and higher ancillary service revenues, which accounted for an additional $7 million increase.

Gross operating margin from our Hobbs NGL fractionator increased $15 million period-to-period primarily due to higher ancillary service revenues, which accounted for an $11 million increase, and higher fractionation volumes of 7 MBPD, which accounted for an additional $5 million increase.

The natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, generated gross operating margin of $12 million during the six months ended June 30, 2022.

Gross operating margin from our Chambers County NGL fractionation complex decreased a net $30 million period-to-period primarily due to the aforementioned LaaR payments and margins earned on the optimization of our power supply arrangements in connection with the February 2021 winter storms, which accounted for a $103 million decrease, and higher utility and other operating costs, which accounted for an additional $18 million decrease, partially offset by higher fractionation volumes of 84 MBPD (net to our interest), which accounted for an $85 million increase, and higher ancillary service revenues, which accounted for an additional $13 million increase.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$95	$96	$196	$175
Other crude oil pipelines, terminals and related marketing results	312	323	626	644
Total	$407	$419	$822	$819

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,197	2,041	2,197	1,988
Crude oil marine terminal volumes (MBPD)	777	770	786	671

Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from our Crude Oil Pipelines & Services segment for the second quarter of 2022 decreased $12 million when compared to the second quarter of 2021.

Gross operating margin from our equity investment in the Seaway Pipeline decreased a net $25 million quarter-to-quarter primarily due to lower average transportation fees, which accounted for a $17 million decrease, and $16 million in LaaR payments from power service providers in connection with the February 2021 winter storms, partially offset by higher ancillary service and other revenues, which accounted for a $7 million increase.  Transportation volumes on our Seaway Pipeline increased 71 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $22 million quarter-to-quarter primarily due to higher non-cash, mark-to-market losses during the second quarter of 2022.

Gross operating margin from crude oil activities at EHT decreased $11 million quarter-to-quarter primarily due to lower throughput and other revenues, which accounted for a $7 million decrease, and lower loading revenues, which accounted for an additional $3 million decrease.  Crude oil terminal volumes at EHT increased 48 MBPD quarter-to-quarter.

Gross operating margin from our West Texas Pipeline System increased $20 million quarter-to-quarter primarily due to higher ancillary service and other revenues. Transportation volumes on our West Texas Pipeline System increased 82 MBPD quarter-to-quarter.

Gross operating margin from our EFS Midstream system increased $16 million quarter-to-quarter primarily due to higher average transportation fees.

Gross operating margin from our Midland terminal increased $10 million quarter-to-quarter primarily due to higher ancillary service and other revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from our Crude Oil Pipelines & Services segment for the six months ended June 30, 2022 increased $3 million when compared to the six months ended June 30, 2021.

Gross operating margin from our West Texas Pipeline System increased a net $36 million period-to-period primarily due to higher ancillary service and other revenues, which accounted for a $32 million increase, and higher transportation volumes of 95 MBPD, which accounted for an additional $15 million increase, partially offset by lower average transportation fees, which accounted for a $9 million decrease.

Gross operating margin from our Midland terminal increased $24 million period-to-period primarily due to higher ancillary service and other revenues, which accounted for a $17 million increase, and lower operating costs, which accounted for an additional $8 million increase.

Gross operating margin from our Midland-to-ECHO System and related business activities increased $21 million period-to-period primarily due to higher transportation volumes of 77 MBPD (net to our interest).

Gross operating margin from our EFS Midstream system increased $21 million period-to-period primarily due to higher average transportation fees.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) decreased $42 million period-to-period primarily due to higher non-cash, mark-to-market losses during 2022.

Gross operating margin from our equity investment in the Seaway Pipeline decreased a net $33 million period-to-period primarily due to lower average transportation fees, which accounted for a $23 million decrease, and a $16 million decrease due to the aforementioned LaaR payments from power service providers in connection with the February 2021 winter storms, partially offset by higher ancillary service and other revenues, which accounted for a $9 million increase.  Transportation volumes on our Seaway Pipeline increased 31 MBPD period-to-period (net to our interest).

Gross operating margin from crude oil activities at EHT decreased $19 million period-to-period primarily due to lower storage and other revenues, which accounted for a $9 million decrease, and higher operating costs, which accounted for an additional $7 million decrease.  Crude oil terminal volumes at EHT increased 152 MBPD period-to-period.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross operating margin	$229	$202	$449	$737

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	16,803	14,161	16,629	13,934

Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from our Natural Gas Pipelines & Services segment for the second quarter of 2022 increased $27 million compared to the second quarter of 2021.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased a net $17 million quarter-to-quarter primarily due to higher average gathering fees, which accounted for a $15 million increase, and higher condensate sales, which accounted for an additional $6 million increase, partially offset by lower aggregate gathering volumes of 165 BBtus/d, which accounted for a $3 million decrease.

Our Midland Basin Gathering System, which represents the natural gas gathering system we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $17 million on gathering volumes of 1,234 BBtus/d.  Our Midland Basin natural gas processing activities are discussed under the NGL Pipelines & Services segment.

Gross operating margin from our Texas Intrastate System increased $12 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for an $8 million increase, and higher capacity reservation revenues, which accounted for an additional $3 million increase.  Transportation volumes on our Texas Intrastate System increased 245 BBtus/d quarter-to-quarter.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $7 million quarter-to-quarter primarily due to higher transportation volumes.  On a combined basis, transportation volumes increased 870 BBtus/d primarily due to the Gillis Lateral pipeline, which was placed into service in December 2021.

Gross operating margin from our natural gas marketing activities increased $5 million quarter-to-quarter primarily due to higher average sales margins and sales volumes.

Gross operating margin from our East Texas Gathering System increased $4 million quarter-to-quarter primarily due to higher gathering volumes of 339 BBtus/d.

Gross operating margin from our Delaware Basin Gathering System, which represents our legacy Permian Basin gathering system, decreased $31 million quarter-to-quarter primarily due to lower condensate sales.  Natural gas gathering volumes on our Delaware Basin Gathering System increased 196 BBtus/d quarter-to-quarter.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from our Natural Gas Pipelines & Services segment for the six months ended June 30, 2022 decreased $288 million when compared to the six months ended June 30, 2021.

Gross operating margin from our natural gas marketing activities decreased $310 million period-to-period primarily due to lower average sales margins.  The six months ended June 30, 2021 reflect increased natural gas sales as a result of our efforts to meet the needs of electricity generators, natural gas utilities and industrial customers during the February 2021 winter storms.

Gross operating margin from our Delaware Basin Gathering System decreased $54 million period-to-period primarily due to lower condensate sales.  Natural gas gathering volumes on our Delaware Basin Gathering System increased 163 BBtus/d period-to-period.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System and San Juan Gathering System in the Rocky Mountains increased a net $24 million period-to-period primarily due to higher average gathering fees, which accounted for a $20 million increase, and higher condensate sales, which accounted for an additional $10 million increase, partially offset by lower aggregate gathering volumes of 223 BBtus/d, which accounted for a $7 million decrease.

Our Midland Basin Gathering System generated gross operating margin of $22 million on gathering volumes of 1,201 BBtus/d following the acquisition date.

Gross operating margin from our Texas Intrastate System increased $13 million period-to-period primarily due to higher transportation volumes of 484 BBtus/d, which accounted for an $8 million increase, and higher average transportation fees, which accounted for an additional $6 million increase.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $12 million period-to-period primarily due to higher transportation volumes.  On a combined basis, transportation volumes increased 832 BBtus/d primarily due to the Gillis Lateral pipeline, which was placed into service in December 2021.

Gross operating margin from our East Texas Gathering System increased $9 million period-to-period primarily due to higher gathering volumes of 329 BBtus/d.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Segment gross operating margin:
Propylene production and related activities	$154	$204	$364	$350
Butane isomerization and related operations	28	14	54	25
Octane enhancement and related plant operations	144	18	204	34
Refined products pipelines and related activities	56	69	127	171
Ethylene exports and related activities	28	15	60	21
Marine transportation and other services	11	6	16	7
Total	$421	$326	$825	$608

Selected volumetric data:
Propylene production volumes (MBPD)	109	113	107	99
Butane isomerization volumes (MBPD)	115	84	103	74
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	162	173	156	156
Octane enhancement and related plant sales volumes (MBPD) (1)	42	31	38	30
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	751	977	749	859
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	225	198	217	233

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from propylene production and related activities for the second quarter of 2022 decreased $50 million when compared to the second quarter of 2021.  Gross operating margin from our Chambers County propylene production facilities decreased a combined $46 million quarter-to-quarter primarily due to lower average processing fees, which accounted for a $31 million decrease, and higher utility and other operating costs, which accounted for an additional $20 million decrease.  Propylene and associated by-product production volumes at these facilities decreased a combined 2 MBPD quarter-to-quarter (net to our interest).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from propylene production and related activities for the six months ended June 30, 2022 increased $14 million when compared to the six months ended June 30, 2021.  Gross operating margin from our Chambers County propylene production facilities increased a combined net $18 million period-to-period primarily due to higher sales volumes, which accounted for a $57 million increase, higher average sales margins, which accounted for a $39 million increase, and higher by-product sales and other revenues, which accounted for an additional $10 million increase, partially offset by lower average processing fees, which accounted for a $39 million decrease, and higher utility, amortization expense from major maintenance activities accounted for under the deferral method and other operating costs, which accounted for an additional $49 million decrease.  Propylene and associated by-product production volumes at these facilities increased a combined 10 MBPD period-to-period (net to our interest) primarily due to planned major maintenance activities at our PDH 1 facility during the first quarter of 2021.

Butane isomerization and related operations
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from butane isomerization and related operations increased a net $14 million quarter-to-quarter primarily due to higher by-product sales volumes and average prices, which accounted for an $11 million increase, and higher isomerization volumes, which accounted for an additional $10 million increase, partially offset by higher utility and other operating costs, which accounted for a $4 million decrease.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from butane isomerization and related operations increased a net $29 million period-to-period primarily due to higher by-product sales volumes and average prices, which accounted for a $21 million increase, and higher isomerization volumes, which accounted for an additional $19 million increase, partially offset by higher utility and other operating costs, which accounted for a $5 million decrease.

Octane enhancement and related plant operations
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from our octane enhancement and related plant operations increased a net $126 million quarter-to-quarter primarily due to higher sales volumes, which accounted for an $84 million increase, and higher average sales margins, which accounted for an additional $51 million increase, partially offset by higher utility and other operating costs, which accounted for a $9 million decrease.  The quarter-to-quarter increase in sales volumes at these facilities is primarily due to planned major maintenance activities at our octane enhancement plant that were completed at the beginning of May 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from our octane enhancement and related plant operations increased a net $170 million period-to-period primarily due to higher sales volumes, which accounted for a $124 million increase, and higher average sales margins, which accounted for an additional $68 million increase, partially offset by higher utility and other operating costs, which accounted for an $18 million decrease.  The period-to-period increase in sales volumes at these facilities is primarily due to planned major maintenance activities during the six months ended June 30, 2021, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from refined products pipelines and related activities for the second quarter of 2022 decreased $13 million when compared to the second quarter of 2021.

Gross operating margin from our refined products marketing activities decreased a net $7 million quarter-to-quarter primarily due to lower non-cash mark-to-market earnings, which accounted for a $21 million decrease, partially offset by higher average sales margins, which accounted for a $14 million increase.

Gross operating margin from our TE Products Pipeline System decreased $6 million quarter-to-quarter primarily due to lower average transportation and other fees.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from refined products pipelines and related activities for the six months ended June 30, 2022 decreased $44 million when compared to the six months ended June 30, 2021.  Gross operating margin from our refined products marketing activities decreased a net $44 million period-to-period primarily due to lower average sales margins, which accounted for a $51 million decrease, partially offset by higher non-cash mark-to-market earnings, which accounted for a $6 million increase.

Ethylene exports and related activities
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from ethylene exports and related activities during the second quarter of 2022 increased $13 million when compared to the second quarter of 2021.

Gross operating margin from our ethylene export terminal increased $10 million quarter-to-quarter primarily due to a 10 MBPD (net to our interest) increase in export volumes.

Gross operating margin from our other ethylene activities increased $3 million quarter-to-quarter primarily due to higher transportation volumes of 30 MBPD.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from ethylene exports and related activities during the six months ended June 30, 2022 increased $39 million when compared to the six months ended June 30, 2021.

Gross operating margin from our ethylene export terminal increased $24 million period-to-period primarily due to a 13 MBPD (net to our interest) increase in export volumes.

Gross operating margin from our other ethylene activities increased $15 million period-to-period primarily due to higher transportation volumes of 35 MBPD, which accounted for a $10 million increase, and higher storage revenues, which accounted for an additional $7 million increase.

Marine transportation and other services
Second Quarter of 2022 Compared to Second Quarter of 2021.  Gross operating margin from marine transportation and other services increased $5 million quarter-to-quarter primarily due to higher average fees.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.  Gross operating margin from marine transportation and other services increased $9 million period-to-period primarily due to higher average fees.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At June 30, 2022, we had $4.1 billion of consolidated liquidity, which was comprised of $3.9 billion of available borrowing capacity under EPO’s revolving credit facilities and $231 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for Second Quarter of 2022

On July 7, 2022, we announced that the Board declared a quarterly cash distribution of $0.475 per common unit, or $1.90 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the second quarter of 2022.  The quarterly distribution is payable on August 12, 2022 to unitholders of record as of the close of business on July 29, 2022.  The total amount to be paid is $1.04 billion, which includes $9 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At June 30, 2022, the average maturity of EPO’s consolidated debt obligations was approximately 20.8 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at June 30, 2022 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Commercial Paper Notes	$640	$640	$–	$–	$–	$–	$–
Senior Notes	25,775	–	1,250	850	1,150	875	21,650
Junior Subordinated Notes	2,646	–	–	–	–	–	2,646
Total	$29,061	$640	$1,250	$850	$1,150	$875	$24,296

In February 2022, EPO repaid all of the $750 million and $650 million in principal amount of its Senior Notes VV and CC, respectively, using remaining cash on hand attributable to its September 2021 senior notes offering and proceeds from the issuance of short-term notes under its commercial paper program.

Expected Renewal of September 2021 364-Day Revolving Credit Agreement

EPO’s September 2021 364-Day Revolving Credit Agreement is scheduled to mature in September 2022.  As a result, EPO expects to renew this credit agreement during the third quarter of 2022.  At June 30, 2022, there were no principal amounts outstanding under the September 2021 364-Day Revolving Credit Agreement.

Partial Redemption of Junior Subordinated Notes D

On August 1, 2022, EPO called for redemption $350 million of the $700 million outstanding principal amount of its Junior Subordinated Notes D.  The redemption date for such notes is August 31, 2022.  These notes are redeemable at EPO’s election on or after August 16, 2022 at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.  The redemption is expected to be made using cash on hand and proceeds from the issuance of short-term notes under EPO’s commercial paper program.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of August 9, 2022, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased 1,408,121 common units through open market purchases during the three and six months ended June 30, 2022.  The total cost of these repurchases, including commissions and fees, was $35 million.  As of June 30, 2022, the remaining available capacity under the 2019 Buyback Program was $1.5 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Six Months Ended June 30,
	2022	2021
Net cash flows provided by operating activities	$4,264	$4,017
Cash used in investing activities	3,868	1,229
Cash used in financing activities	2,964	3,335

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

The following information highlights significant quarter-to-quarter fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the six months ended June 30, 2022 increased a net $247 million when compared to the six months ended June 30, 2021 primarily due to:

•
a $466 million period-to-period increase resulting from higher partnership earnings (determined by adjusting our $262 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows); partially offset by

•	a $181 million period-to-period decrease primarily due to the timing of cash receipts and payments related to operations.

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the six months ended June 30, 2022 increased a net $2.6 billion when compared to the six months ended June 30, 2021 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of Navitas Midstream; partially offset by

•	a $570 million period-to-period decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the six months ended June 30, 2022 decreased $371 million when compared to the six months ended June 30, 2021.  The period-to-period decrease was primarily due to a net cash outflow of $760 million related to debt transactions during the six months ended June 30, 2022 compared to a net cash outflow of $1.3 billion during the six months ended June 30, 2021.  We repaid $1.4 billion aggregate principal amount of senior notes during the six months ended June 30, 2022 compared to repayments of $1.3 billion during the six months ended June 30, 2021.  In addition, net issuances of short-term notes under EPO’s commercial paper program were $640 million during the six months ended June 30, 2022.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Net income attributable to common unitholders (GAAP) (1)	$1,411		$1,112		$2,707		$2,453
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	566		534		1,117		1,059
Cash distributions received from unconsolidated affiliates (2)	159		168		279		299
Equity in income of unconsolidated affiliates	(107)		(161)		(224)		(310)
Asset impairment charges	5		18		19		84
Change in fair market value of derivative instruments	52		(23)		94		(39)
Deferred income tax expense (benefit)	7		19		16		24
Sustaining capital expenditures (3)	(82)		(117)		(157)		(261)
Other, net (4)	4		5		(10)		(98)
Operational DCF (5)	$2,015		$1,555		$3,841		$3,211
Proceeds from asset sales	3		44		14		50
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒		‒		‒		75
DCF (non-GAAP)	$2,018		$1,599		$3,855		$3,336

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,044		$991		$2,067		$1,982

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$0.4750		$0.4500		$0.9400		$0.9000

Total DCF retained by the Partnership with respect to period (7)	$974		$608		$1,788		$1,354

Distribution coverage ratio (8)	1.9	x	1.6	x	1.9	x	1.7	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	The six months ended June 30, 2021 includes $100 million of trade accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net cash flows provided by operating activities (GAAP)	$2,119	$1,994	$4,264	$4,017
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	(27)	(300)	(218)	(399)
Sustaining capital expenditures	(82)	(117)	(157)	(261)
Distributions received from unconsolidated affiliates attributable to the return of capital	44	18	55	37
Proceeds from asset sales	3	44	14	50
Net income attributable to noncontrolling interests	(28)	(33)	(62)	(54)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒	‒	‒	75
Other, net	(11)	(7)	(41)	(129)
DCF (non-GAAP)	$2,018	$1,599	$3,855	$3,336

Capital Investments

We have approximately $5.5 billion of growth capital projects scheduled to be completed by the end of 2025 including the following projects (including their respective scheduled completion dates):

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2022 and 2023);

•	our PDH 2 facility (second quarter of 2023);

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Plant 6 natural gas processing plant in the Midland Basin (second quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II cryogenic natural gas processing plant (fourth quarter of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (fourth quarter of 2023);

•	our Mentone III cryogenic natural gas processing plant (first quarter of 2024);

•	our Plant 7 natural gas processing plant in the Midland Basin (first quarter of 2024);

•	the expansion of our Shin Oak NGL Pipeline (first half of 2024);

•	an Ethane Terminal located along the coast between Corpus Christi, Texas and New Orleans, Louisiana (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2023 and 2025).

In February 2022, we acquired Navitas Midstream from an affiliate of Warburg Pincus LLC for $3.2 billion in net cash consideration, which was funded using proceeds from the issuance of short-term notes under our commercial paper program and cash on hand.  Shortly after closing on this transaction, we completed construction of the Leiker Plant and placed it into service in March 2022.

Based on information currently available, we expect our total capital investments for 2022, excluding business combinations and net of contributions from noncontrolling interests, to approximate $2.0 billion, which reflects growth capital investments of $1.6 billion and sustaining capital expenditures of $350 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal, or SPOT), which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT during the second half of 2022; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Six Months Ended June 30,
	2022	2021
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$564	$1,050
Sustaining capital projects (3)	167	251
Total	$731	$1,301

Cash used for business combinations, net (4)	$3,204	$–

Investments in unconsolidated affiliates	$–	$1

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

(4)	Amount for the six months ended June 30, 2022 represents net cash used for the acquisition of Navitas Midstream, which closed on February 17, 2022.

Comparison of Six Months Ended June 30, 2022 with Six Months Ended June 30, 2021

In total, investments in growth capital projects decreased $486 million period-to-period primarily due to the following:

•	lower investments at our Chambers County complex (e.g., completion of our natural gasoline hydrotreater in October 2021), which accounted for a $144 million decrease;

•	completion of our Gillis Lateral natural gas pipeline in December 2021, which accounted for a $105 million decrease;

•	completion of pipeline projects connecting our Chambers County complex with Gulf Coast assets, which accounted for a $73 million decrease;

•	lower investments in projects attributable to our ethylene business (e.g. completion of our Baymark ethylene pipeline in November 2021), which accounted for a $55 million decrease; and

•
completion of projects associated with crude oil pipelines (e.g., expansion projects involving the Midland-to-ECHO System and related crude oil infrastructure supporting Permian Basin producers), which accounted for a $36 million decrease.

Investments attributable to sustaining capital projects decreased $84 million period-to-period primarily due to lower major maintenance activities performed at certain of our reaction-based plants (e.g., PDH 1, octane enhancement and HPIB facilities).

Product Purchase Commitments

We have long-term product purchase commitments for natural gas, NGLs, crude oil, petrochemicals and refined products representing enforceable and legally binding agreements as of the reporting date.  Our product purchase commitments increased from $18.8 billion at December 31, 2021 to $27.0 billion at June 30, 2022 primarily due to an increase in crude oil and NGL prices between the two reporting dates.

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At June 30, 2022, the total amount of Guaranteed Debt was $29.5 billion, which was comprised of $26.4 billion of EPO’s senior notes, $2.6 billion of EPO’s junior subordinated notes and $435 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $48.0 billion at June 30, 2022. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the six months ended June 30, 2022 was $2.9 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	June 30, 2022	December 31, 2021
Current receivables from Non-Obligor Subsidiaries	$1,217	$358
Other current assets	6,434	7,994
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $48.0 billion at June 30, 2022 and $45.9 billion at December 31, 2021	9,108	8,791

Selected liability information:
Current portion of Guaranteed Debt, including interest of $435 million at June 30, 2022 and $453 million at December 31, 2021	$2,324	$1,853
Current payables to Non-Obligor Subsidiaries	2,513	1,829
Other current liabilities	5,808	4,743
Noncurrent portion of Guaranteed Debt, principal only	27,157	28,407
Noncurrent payables to Non-Obligor Subsidiaries	38	27
Other noncurrent liabilities	79	48

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Six Months Ended June 30, 2022	For the Twelve Months Ended December 31, 2021
Revenues from Non-Obligor Subsidiaries	$6,269	$13,114
Revenues from other sources	14,500	16,676
Operating income of Obligor Group	463	1,490
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $2.9 billion for the six months ended June 30, 2022 and $4.5 billion for the twelve months ended December 31, 2021	(195)	145

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

At June 30, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	June 30, 2022	July 15, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$9	$19	$(1)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	18	(3)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	9	19	1

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	June 30, 2022	July15, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$84	$(31)	$(41)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	77	(52)	(53)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	91	(10)	(30)

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	June 30, 2022	July 15, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(55)	$(84)	$(28)
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(120)	(139)	(61)
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	11	(29)	5

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Partnership made quarterly PIK distributions of 16,823 and 17,128 preferred units to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”) in the first and second quarters of 2022, respectively.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuances of preferred units as PIK distributions during the three and six months ended June 30, 2022 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the second quarter of 2022.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the second quarter of 2022:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
April 2022	–	$–	–	$1,519,128
May 2022	707,149	$25.74	707,149	$1,500,924
June 2022	700,972	$24.17	700,972	$1,483,983
Vesting of phantom unit awards:
April 2022	–	$–	n/a	n/a
May 2022 (2)	71,976	$25.74	n/a	n/a
June 2022 (3)	1,699	$26.15	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 272,157 phantom unit awards that vested in May 2022 and converted to common units, 71,976 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

(3)
Of the 5,875 phantom unit awards that vested in June 2022 and converted to common units, 1,699 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On August 9, 2022, Dan Duncan LLC executed the Sixth Amended and Restated Limited Liability Company Agreement of Enterprise GP (the “Amended and Restated Enterprise GP LLC Agreement”) to consolidate certain previous amendments into a single document and to update certain provisions relating to Enterprise GP’s management group known as the Office of the Chairman.  The foregoing description of the Amended and Restated Enterprise GP LLC Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Enterprise GP LLC Agreement, which is filed as Exhibit 3.9 hereto and incorporated by reference herein.

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

3.9#	Sixth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC dated effective as of August 9, 2022.
3.10	Company Agreement of Enterprise Products Operating LLC dated June 30, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-Q filed August 8, 2007).
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

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at June 30, 2022.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2022.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2022.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2022.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the six months ended June 30, 2022.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner