Form 10-Q
period 2022-09-30
ENTERPRISE PRODUCTS PARTNERS L.P.
filed 2022-11-08
CIK 1061219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 2,175,569,690 common units of Enterprise Products Partners L.P. outstanding at the close of business on October 31, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$167	$2,820
Restricted cash	88	145
Accounts receivable – trade, net of allowance for credit losses of $55 at September 30, 2022 and $53 at December 31, 2021	6,704	6,967
Accounts receivable – related parties	29	21
Inventories (see Note 3)	3,173	2,681
Derivative assets (see Note 14)	486	237
Prepaid and other current assets	435	399
Total current assets	11,082	13,270
Property, plant and equipment, net (see Note 4)	44,167	42,088
Investments in unconsolidated affiliates (see Note 5)	2,356	2,428
Intangible assets, net (see Note 6)	4,010	3,151
Goodwill (see Note 6)	5,608	5,449
Other assets	1,214	1,140
Total assets	$68,437	$67,526

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of debt (see Note 7)	$2,654	$1,400
Accounts payable – trade	754	632
Accounts payable – related parties	155	167
Accrued product payables	7,975	8,093
Accrued interest	219	453
Derivative liabilities (see Note 14)	383	254
Other current liabilities	757	626
Total current liabilities	12,897	11,625
Long-term debt (see Note 7)	26,548	28,135
Deferred tax liabilities (see Note 16)	565	518
Other long-term liabilities	938	760
Commitments and contingent liabilities (see Note 17)
Redeemable preferred limited partner interests: (see Note 8)
Series A cumulative convertible preferred units (“preferred units”) (50,412 units outstanding at September 30, 2022 and December 31, 2021)	49	49
Equity: (see Note 8)
Partners’ equity:
Common limited partner interests (2,176,505,760 units issued and outstanding at September 30, 2022, 2,176,379,587 units issued and outstanding at December 31, 2021)	27,272	26,340
Treasury units, at cost	(1,297)	(1,297)
Accumulated other comprehensive income	373	286
Total partners’ equity	26,348	25,329
Noncontrolling interests in consolidated subsidiaries	1,092	1,110
Total equity	27,440	26,439
Total liabilities, preferred units, and equity	$68,437	$67,526

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
 (Dollars in millions, except per unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Third parties	$15,448	$10,801	$44,481	$29,383
Related parties	20	31	55	54
Total revenues (see Note 9)	15,468	10,832	44,536	29,437
Costs and expenses:
Operating costs and expenses:
Third party and other costs	13,459	9,068	38,545	24,064
Related parties	353	341	1,005	965
Total operating costs and expenses	13,812	9,409	39,550	25,029
General and administrative costs:
Third party and other costs	19	16	68	56
Related parties	36	31	111	99
Total general and administrative costs	55	47	179	155
Total costs and expenses (see Note 10)	13,867	9,456	39,729	25,184
Equity in income of unconsolidated affiliates	111	137	335	447
Operating income	1,712	1,513	5,142	4,700
Other income (expense):
Interest expense	(309)	(316)	(937)	(955)
Interest income	3	1	6	3
Other, net	4	–	6	–
Total other expense, net	(302)	(315)	(925)	(952)
Income before income taxes	1,410	1,198	4,217	3,748
Provision for income taxes (see Note 16)	(18)	(16)	(54)	(57)
Net income	1,392	1,182	4,163	3,691
Net income attributable to noncontrolling interests	(31)	(28)	(93)	(82)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,360	$1,153	$4,067	$3,606

Earnings per unit: (see Note 11)
Basic and diluted earnings per common unit	$0.62	$0.52	$1.85	$1.64

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED
COMPREHENSIVE INCOME
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$1,392	$1,182	$4,163	$3,691
Other comprehensive income (loss):
Cash flow hedges: (see Note 14)
Commodity hedging derivative instruments:
Changes in fair value of cash flow hedges	186	(100)	126	(852)
Reclassification of losses (gains) to net income	9	117	(54)	634
Interest rate hedging derivative instruments:
Changes in fair value of cash flow hedges	–	–	–	183
Reclassification of losses to net income	1	10	15	28
Total cash flow hedges	196	27	87	(7)
Total other comprehensive income (loss)	196	27	87	(7)
Comprehensive income	1,588	1,209	4,250	3,684
Comprehensive income attributable to noncontrolling interests	(31)	(28)	(93)	(82)
Comprehensive income attributable to preferred units	(1)	(1)	(3)	(3)
Comprehensive income attributable to common unitholders	$1,556	$1,180	$4,154	$3,599

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$4,163	$3,691
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion	1,336	1,281
Amortization of intangible assets	132	113
Amortization of major maintenance costs for reaction-based plants	38	19
Other amortization expense	169	181
Impairment of assets other than goodwill	48	113
Equity in income of unconsolidated affiliates	(335)	(447)
Distributions received from unconsolidated affiliates attributable to earnings	329	406
Net losses attributable to asset sales and related matters	3	8
Deferred income tax expense	24	33
Change in fair market value of derivative instruments	46	(86)
Non-cash expense related to long-term operating leases (see Note 17)	43	29
Net effect of changes in operating accounts (see Note 18)	(682)	1,047
Other operating activities	–	(1)
Net cash flows provided by operating activities	5,314	6,387
Investing activities:
Capital expenditures	(1,203)	(1,806)
Cash used for business combinations, net of cash received (See Note 12)	(3,204)	–
Investments in unconsolidated affiliates	(1)	(1)
Distributions received from unconsolidated affiliates attributable to the return of capital	82	41
Proceeds from asset sales	20	58
Other investing activities	(3)	(13)
Cash used in investing activities	(4,309)	(1,721)
Financing activities:
Borrowings under debt agreements	64,482	11,159
Repayments of debt	(64,828)	(11,492)
Debt issuance costs	(1)	(15)
Monetization of interest rate derivative instruments	–	75
Cash distributions paid to common unitholders (see Note 8)	(3,061)	(2,948)
Cash payments made in connection with distribution equivalent rights	(26)	(23)
Cash distributions paid to noncontrolling interests	(115)	(115)
Cash contributions from noncontrolling interests	4	23
Repurchase of common units under 2019 Buyback Program	(107)	(89)
Other financing activities	(63)	(41)
Cash used in financing activities	(3,715)	(3,466)
Net change in cash and cash equivalents, including restricted cash	(2,710)	1,200
Cash and cash equivalents, including restricted cash, at beginning of period	2,965	1,158
Cash and cash equivalents, including restricted cash, at end of period	$255	$2,358

See Notes to Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2022:
Balance June 30, 2022	$27,003	$(1,297)	$177	$1,094	$26,977
Net income	1,360	–	–	31	1,391
Cash distributions paid to common unitholders	(1,035)	–	–	–	(1,035)
Cash payments made in connection with distribution equivalent rights	(9)	–	–	–	(9)
Cash distributions paid to noncontrolling interests	–	–	–	(33)	(33)
Amortization of fair value of equity-based awards	39	–	–	–	39
Repurchase and cancellation of common units under 2019 Buyback Program	(72)	–	–	–	(72)
Cash flow hedges	–	–	196	–	196
Other, net	(14)	–	–	–	(14)
Balance, September 30, 2022	$27,272	$(1,297)	$373	$1,092	$27,440

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2022:
Balance, December 31, 2021	$26,340	$(1,297)	$286	$1,110	$26,439
Net income	4,067	–	–	93	4,160
Cash distributions paid to common unitholders	(3,061)	–	–	–	(3,061)
Cash payments made in connection with distribution equivalent rights	(26)	–	–	–	(26)
Cash distributions paid to noncontrolling interests	–	–	–	(115)	(115)
Cash contributions from noncontrolling interests	–	–	–	4	4
Amortization of fair value of equity-based awards	118	–	–	–	118
Repurchase and cancellation of common units under 2019 Buyback Program	(107)	–	–	–	(107)
Cash flow hedges	–	–	87	–	87
Other, net	(59)	–	–	–	(59)
Balance, September 30, 2022	$27,272	$(1,297)	$373	$1,092	$27,440

See Notes to Unaudited Condensed Consolidated Financial Statements.  For information regarding Unit History and
Accumulated Other Comprehensive Income (Loss), see Note 8.

ENTERPRISE PRODUCTS PARTNERS L.P.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Dollars in millions)

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Three Months Ended September 30, 2021:
Balance, June 30, 2021	$26,269	$(1,297)	$(199)	$1,074	$25,847
Net income	1,153	–	–	28	1,181
Cash distributions paid to common unitholders	(983)	–	–	–	(983)
Cash payments made in connection with distribution equivalent rights	(8)	–	–	–	(8)
Cash distributions paid to noncontrolling interests	–	–	–	(44)	(44)
Cash contributions from noncontrolling interests	–	–	–	5	5
Amortization of fair value of equity-based awards	36	–	–	–	36
Repurchase and cancellation of common units under 2019 Buyback Program	(75)	–	–	–	(75)
Cash flow hedges	–	–	27	–	27
Other, net	(2)	–	–	–	(2)
Balance, September 30, 2021	$26,390	$(1,297)	$(172)	$1,063	$25,984

	Partners’ Equity
	Common Limited Partner Interests	Treasury Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Subsidiaries	Total
For the Nine Months Ended September 30, 2021:
Balance, December 31, 2020	$25,767	$(1,297)	$(165)	$1,073	$25,378
Net income	3,606	–	–	82	3,688
Cash distributions paid to common unitholders	(2,948)	–	–	–	(2,948)
Cash payments made in connection with distribution equivalent rights	(23)	–	–	–	(23)
Cash distributions paid to noncontrolling interests	–	–	–	(115)	(115)
Cash contributions from noncontrolling interests	–	–	–	23	23
Amortization of fair value of equity-based awards	115	–	–	–	115
Repurchase and cancellation of common units under 2019 Buyback Program	(89)	–	–	–	(89)
Cash flow hedges	–	–	(7)	–	(7)
Other, net	(38)	–	–	–	(38)
Balance, September 30, 2021	$26,390	$(1,297)	$(172)	$1,063	$25,984

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at September 30, 2022.

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

Our results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results expected for the full year of 2022.  In our opinion, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments consisting of normal recurring accruals necessary for fair presentation.  Although we believe the disclosures in these financial statements are adequate and make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

The following table presents our allowance for credit losses activity since December 31, 2021:

Allowance for credit losses, December 31, 2021	$53
Charged to costs and expenses	6
Charged to other accounts	1
Deductions	(5)
Allowance for credit losses, September 30, 2022	$55

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that sum to the total of the amounts shown in the Unaudited Condensed Statements of Consolidated Cash Flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$167	$2,820
Restricted cash	88	145
Total cash, cash equivalents and restricted cash shown in the Unaudited Condensed Statements of Consolidated Cash Flows	$255	$2,965

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

Note 3.  Inventories

Our inventory amounts by product type were as follows at the dates indicated:

	September 30, 2022	December 31, 2021
NGLs	$2,444	$2,027
Petrochemicals and refined products	455	343
Crude oil	243	285
Natural gas	31	26
Total	$3,173	$2,681

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to fluctuating commodity prices, we recognize lower of cost or net realizable value adjustments when the carrying value of our available-for-sale inventories exceeds their net realizable value.  The following table presents our total cost of sales amounts and lower of cost or net realizable value adjustments for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales (1)	$12,319	$8,113	$35,325	$21,216
Lower of cost or net realizable value adjustments recognized in cost of sales	11	1	18	14

(1)
Cost of sales is a component of “Operating costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.  Fluctuations in these amounts are primarily due to changes in energy commodity prices and sales volumes associated with our marketing activities.

Note 4.  Property, Plant and Equipment

The historical costs of our property, plant and equipment and related balances were as follows at the dates indicated:

	Estimated Useful Life in Years		September 30, 2022	December 31, 2021
Plants, pipelines and facilities (1)	3-45	(5)	$54,145	$51,636
Underground and other storage facilities (2)	5-40	(6)	4,322	4,327
Transportation equipment (3)	3-10		217	209
Marine vessels (4)	15-30		923	918
Land			387	379
Construction in progress			2,470	1,616
Subtotal			62,464	59,085
Less accumulated depreciation			18,360	17,083
Subtotal property, plant and equipment, net			44,104	42,002
Capitalized major maintenance costs for reaction-based plants, net of accumulated amortization (7)			63	86
Property, plant and equipment, net			$44,167	$42,088

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
(7)
For reaction-based plants, we use the deferral method when accounting for major maintenance activities.  Under the deferral method, major maintenance costs are capitalized and amortized over the period until the next major overhaul project.  On a weighted-average basis, the expected amortization period for these costs is 1.7 years.

Property, plant and equipment at September 30, 2022 and December 31, 2021 includes $113 million and $81 million, respectively, of asset retirement costs capitalized as an increase in the associated long-lived asset.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information regarding our asset retirement obligations, or AROs, since December 31, 2021:

ARO liability balance, December 31, 2021	$176
Liabilities incurred (1)	14
Revisions in estimated cash flows (2)	25
Liabilities settled (3)	(3)
Accretion expense (4)	7
ARO liability balance, September 30, 2022	$219

(1)	Represents the initial recognition of estimated ARO liabilities during period.
(2)	Represents subsequent adjustments to estimated ARO liabilities during period.
(3)	Represents cash payments to settle ARO liabilities during period.
(4)	Represents net change in ARO liability balance attributable to the passage of time and other adjustments, including true-up amounts associated with revised closure estimates.

Of the $219 million total ARO liability recorded at September 30, 2022, $13 million was reflected as a current liability and $206 million as a long-term liability.

The following table summarizes our depreciation expense and capitalized interest amounts for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense (1)	$446	$424	$1,329	$1,273
Capitalized interest (2)	22	23	60	64

(1)	Depreciation expense is a component of “Costs and expenses” as presented on our Unaudited Condensed Statements of Consolidated Operations.
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

	September 30, 2022	December 31, 2021
NGL Pipelines & Services	$645	$656
Crude Oil Pipelines & Services	1,676	1,738
Natural Gas Pipelines & Services	32	31
Petrochemical & Refined Products Services	3	3
Total	$2,356	$2,428

The following table presents our equity in income of unconsolidated affiliates by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NGL Pipelines & Services	$39	$31	$109	$88
Crude Oil Pipelines & Services	70	105	221	354
Natural Gas Pipelines & Services	2	1	4	4
Petrochemical & Refined Products Services	–	–	1	1
Total	$111	$137	$335	$447

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets and Goodwill

Identifiable Intangible Assets

The following table summarizes our intangible assets by business segment at the dates indicated:

	September 30, 2022			December 31, 2021
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
NGL Pipelines & Services:
Customer relationship intangibles	$449	$(245)	$204	$449	$(236)	$213
Contract-based intangibles	749	(79)	670	165	(61)	104
Segment total	1,198	(324)	874	614	(297)	317
Crude Oil Pipelines & Services:
Customer relationship intangibles	2,195	(411)	1,784	2,195	(355)	1,840
Contract-based intangibles	283	(269)	14	283	(263)	20
Segment total	2,478	(680)	1,798	2,478	(618)	1,860
Natural Gas Pipelines & Services:
Customer relationship intangibles	1,350	(579)	771	1,350	(550)	800
Contract-based intangibles	639	(192)	447	232	(183)	49
Segment total	1,989	(771)	1,218	1,582	(733)	849
Petrochemical & Refined Products Services:
Customer relationship intangibles	181	(79)	102	181	(75)	106
Contract-based intangibles	45	(27)	18	45	(26)	19
Segment total	226	(106)	120	226	(101)	125
Total intangible assets	$5,891	$(1,881)	$4,010	$4,900	$(1,749)	$3,151

The following table presents the amortization expense of our intangible assets by business segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NGL Pipelines & Services	$10	$6	$27	$18
Crude Oil Pipelines & Services	21	20	62	57
Natural Gas Pipelines & Services	13	11	38	32
Petrochemical & Refined Products Services	2	2	5	6
Total	$46	$39	$132	$113

The following table presents our forecast of amortization expense associated with existing intangible assets for the periods indicated:

Remainder of 2022	2023	2024	2025	2026
$50	$200	$222	$230	$237

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets acquired and liabilities assumed in the transaction.  The following table presents changes in the carrying amount of goodwill for the period presented:

	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Consolidated Total
Balance at December 31, 2021	$2,652	$1,841	$–	$956	$5,449
Goodwill related to acquisition (1)	159	–	–	–	159
Balance at September 30, 2022	$2,811	$1,841	$–	$956	$5,608

(1)	This amount represents the goodwill recognized in connection with our acquisition of Navitas Midstream in February 2022. See Note 12 for additional information regarding this acquisition.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Debt Obligations

The following table presents our consolidated debt obligations (arranged by company and maturity date) at the dates indicated:

	September 30, 2022	December 31, 2021
EPO senior debt obligations:
Commercial Paper Notes, variable-rates	$1,405	$–
Senior Notes VV, 3.50% fixed-rate, due February 2022	–	750
Senior Notes CC, 4.05% fixed-rate, due February 2022	–	650
Senior Notes HH, 3.35% fixed-rate, due March 2023	1,250	1,250
September 2022 $1.5 Billion 364-Day Revolving Credit Agreement, variable-rate, due September 2023 (1)	–	–
Senior Notes JJ, 3.90% fixed-rate, due February 2024	850	850
Senior Notes MM, 3.75% fixed-rate, due February 2025	1,150	1,150
Senior Notes PP, 3.70% fixed-rate, due February 2026	875	875
September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement, variable-rate, due September 2026 (2)	–	–
Senior Notes SS, 3.95% fixed-rate, due February 2027	575	575
Senior Notes WW, 4.15% fixed-rate, due October 2028	1,000	1,000
Senior Notes YY, 3.125% fixed-rate, due July 2029	1,250	1,250
Senior Notes AAA, 2.80% fixed-rate, due January 2030	1,250	1,250
Senior Notes D, 6.875% fixed-rate, due March 2033	500	500
Senior Notes H, 6.65% fixed-rate, due October 2034	350	350
Senior Notes J, 5.75% fixed-rate, due March 2035	250	250
Senior Notes W, 7.55% fixed-rate, due April 2038	400	400
Senior Notes R, 6.125% fixed-rate, due October 2039	600	600
Senior Notes Z, 6.45% fixed-rate, due September 2040	600	600
Senior Notes BB, 5.95% fixed-rate, due February 2041	750	750
Senior Notes DD, 5.70% fixed-rate, due February 2042	600	600
Senior Notes EE, 4.85% fixed-rate, due August 2042	750	750
Senior Notes GG, 4.45% fixed-rate, due February 2043	1,100	1,100
Senior Notes II, 4.85% fixed-rate, due March 2044	1,400	1,400
Senior Notes KK, 5.10% fixed-rate, due February 2045	1,150	1,150
Senior Notes QQ, 4.90% fixed-rate, due May 2046	975	975
Senior Notes UU, 4.25% fixed-rate, due February 2048	1,250	1,250
Senior Notes XX, 4.80% fixed-rate, due February 2049	1,250	1,250
Senior Notes ZZ, 4.20% fixed-rate, due January 2050	1,250	1,250
Senior Notes BBB, 3.70% fixed-rate, due January 2051	1,000	1,000
Senior Notes DDD, 3.20% fixed-rate, due February 2052	1,000	1,000
Senior Notes EEE, 3.30% fixed-rate, due February 2053	1,000	1,000
Senior Notes NN, 4.95% fixed-rate, due October 2054	400	400
Senior Notes CCC, 3.95% fixed rate, due January 2060	1,000	1,000
Total principal amount of senior debt obligations	27,180	27,175
EPO Junior Subordinated Notes C, variable-rate, due June 2067 (3)	232	232
EPO Junior Subordinated Notes D, fixed/variable-rate, due August 2077 (4)	350	700
EPO Junior Subordinated Notes E, fixed/variable-rate, due August 2077 (5)	1,000	1,000
EPO Junior Subordinated Notes F, fixed/variable-rate, due February 2078 (6)	700	700
TEPPCO Junior Subordinated Notes, variable-rate, due June 2067 (3)	14	14
Total principal amount of senior and junior debt obligations	29,476	29,821
Other, non-principal amounts	(274)	(286)
Less current maturities of debt	(2,654)	(1,400)
Total long-term debt	$26,548	$28,135

(1)	Under the terms of the agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election provided certain conditions are met).
(2)	Under the terms of the agreement, EPO may borrow up to $3.0 billion (which may be increased by up to $500 million to $3.5 billion at EPO’s election provided certain conditions are met).
(3)	Variable rate is reset quarterly and based on 3-month London Interbank Offered Rate (“LIBOR”), plus 2.778%.
(4)	Fixed rate of 4.875% through August 15, 2022; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.986%.
(5)	Fixed rate of 5.250% through August 15, 2027; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 3.033%.
(6)	Fixed rate of 5.375% through February 14, 2028; thereafter, a variable rate reset quarterly and based on 3-month LIBOR plus 2.57%.

References to “TEPPCO” mean TEPPCO Partners, L.P. prior to its merger with one of our wholly owned subsidiaries in October 2009.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Rates

The following table presents the range of interest rates and weighted-average interest rates paid on our consolidated variable-rate debt during the nine months ended September 30, 2022:

	Range of Interest Rates Paid	Weighted-Average Interest Rate Paid
Commercial Paper Notes	0.20% to 3.52%	1.27%
EPO Junior Subordinated Notes C and TEPPCO Junior Subordinated Notes	2.95% to 5.86%	3.86%
EPO Junior Subordinated Notes D	5.91%	5.91%

Amounts borrowed under EPO’s September 2022 $1.5 Billion 364-Day Revolving Credit Agreement and September 2021 $3.0 Billion Multi-Year Revolving Credit Agreement bear interest, at EPO’s election, equal to: (i) the Secured Overnight Financing Rate ("SOFR") or LIBOR, as applicable, plus an additional variable spread; or (ii) an alternate base rate, which is the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, or (c) Adjusted Term SOFR or LIBOR, as applicable, for an interest period of one month in effect on such day plus 1%, and a variable spread. The applicable spreads are determined based on EPO's debt ratings.

In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of June 2023. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate.  We currently do not expect the transition from LIBOR to have a material financial impact on us.

Scheduled Maturities of Debt

The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2022 for the next five years, and in total thereafter:

		Scheduled Maturities of Debt
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Commercial Paper Notes	$1,405	$1,405	$–	$–	$–	$–	$–
Senior Notes	25,775	–	1,250	850	1,150	875	21,650
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,476	$1,405	$1,250	$850	$1,150	$875	$23,946

In February 2022, EPO repaid all of the $750 million and $650 million in principal amount of its Senior Notes VV and CC, respectively, using remaining cash on hand attributable to its September 2021 senior notes offering and proceeds from issuances under its commercial paper program.

Partial Redemption of Junior Subordinated Notes D

In August 2022, EPO redeemed $350 million of the $700 million outstanding principal amount of its Junior Subordinated Notes D at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.  The redemption was funded using cash on hand and proceeds from issuances under EPO’s commercial paper program.

September 2022 $1.5 Billion 364-Day Revolving Credit Agreement

In September 2022, EPO entered into a new 364-Day Revolving Credit Agreement (the “September 2022 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2021 364-Day Revolving Credit Agreement.  There were no principal amounts outstanding under the September 2021 364-Day Revolving Credit Agreement when it was replaced by the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement.  As of September 30, 2022, there are no principal amounts outstanding under the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement, EPO may borrow up to $1.5 billion (which may be increased by up to $200 million to $1.7 billion at EPO’s election, provided certain conditions are met) at a variable interest rate for a term of up to 364 days, subject to the terms and conditions set forth therein.  The September 2022 $1.5 Billion 364-Day Revolving Credit Agreement matures in September 2023.  To the extent that principal amounts are outstanding at the maturity date, EPO may elect to have the entire principal balance then outstanding continued as non-revolving term loans for a period of one additional year, payable in September 2024.  Borrowings under the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement may be used for working capital, capital expenditures, acquisitions and general company purposes.

The September 2022 $1.5 Billion 364-Day Revolving Credit Agreement contains customary representations, warranties, covenants (affirmative and negative) and events of default, the occurrence of which would permit the lenders to accelerate the maturity date of any amounts borrowed under this credit agreement.  The September 2022 $1.5 Billion 364-Day Revolving Credit Agreement also restricts EPO’s ability to pay cash distributions to the Partnership, if an event of default (as defined in the credit agreement) has occurred and is continuing at the time such distribution is scheduled to be paid or would result therefrom.

EPO’s obligations under the September 2022 $1.5 Billion 364-Day Revolving Credit Agreement are not secured by any collateral; however, they are guaranteed by the Partnership.

Letters of Credit

At September 30, 2022, EPO had $100 million of letters of credit outstanding primarily related to our commodity hedging activities.

Lender Financial Covenants

We were in compliance with the financial covenants of our consolidated debt agreements at September 30, 2022.

Parent-Subsidiary Guarantor Relationships

The Partnership acts as guarantor of the consolidated debt obligations of EPO, with the exception of the remaining debt obligations of TEPPCO.  If EPO were to default on any of its guaranteed debt, the Partnership would be responsible for full and unconditional repayment of such obligations.

Note 8.  Capital Accounts

Common Limited Partner Interests

The following table summarizes changes in the number of our common units outstanding since December 31, 2021:

Common units outstanding at December 31, 2021	2,176,379,587
Common units issued in connection with the vesting of phantom unit awards, net	4,051,207
Other	22,350
Common units outstanding at March 31, 2022	2,180,453,144
Common unit repurchases under 2019 Buyback Program	(1,408,121)
Common units issued in connection with the vesting of phantom unit awards, net	204,357
Common units outstanding at June 30, 2022	2,179,249,380
Common unit repurchases under 2019 Buyback Program	(2,925,842)
Common units issued in connection with the vesting of phantom unit awards, net	182,222
Common units outstanding at September 30, 2022	2,176,505,760

Registration Statements
We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO (each on a standalone basis) to issue an unlimited amount of equity and debt securities, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, the Partnership has a registration statement on file with the SEC covering the issuance of up to $2.5 billion of its common units in amounts, at prices and on terms based on market conditions and other factors at the time of such offerings (referred to as the Partnership’s at-the-market (“ATM”) program).  The Partnership did not issue any common units under its ATM program during the nine months ended September 30, 2022.  The Partnership’s capacity to issue additional common units under the ATM program remains at $2.5 billion as of September 30, 2022.

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

During the three and nine months ended September 30, 2022, the Partnership repurchased 2,925,842 and 4,333,963 common units, respectively, under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $72 million and $107 million, respectively.  During the three and nine months ended September 30, 2021, the Partnership repurchased 3,367,377 and 4,077,193 common units, respectively, under the 2019 Buyback Program through open market purchases.  The total cost of these repurchases, including commissions and fees, was $75 million and $89 million, respectively.  Common units repurchased under the 2019 Buyback Program are immediately cancelled upon acquisition.  At September 30, 2022, the remaining available capacity under the 2019 Buyback Program was $1.4 billion.

Common Units Issued in Connection With the Vesting of Phantom Unit Awards
After taking into account tax withholding requirements, the Partnership issued 4,437,786 new common units to employees in connection with the vesting of phantom unit awards during the nine months ended September 30, 2022.  See Note 13 for information regarding our phantom unit awards.

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

During the nine months ended September 30, 2022, agents of the Partnership purchased 4,735,703 common units on the open market and delivered them to participants in the DRIP and EUPP.  Apart from $2 million attributable to the plan discount available to all participants in the EUPP, the funds used to effect these purchases were sourced from the DRIP and EUPP participants.  No other Partnership funds were used to satisfy these obligations.  We plan to use open market purchases to satisfy DRIP and EUPP reinvestments in connection with the distribution expected to be paid on November 14, 2022.

Preferred Units

There were 50,412 of our Series A Cumulative Convertible Preferred Units (“preferred units”) outstanding at September 30, 2022.

We present the capital accounts attributable to our preferred unitholders as mezzanine equity on our consolidated balance sheets since the terms of the preferred units allow for cash redemption by such unitholders in the event of a Change of Control (as defined in our partnership agreement), without regard to the likelihood of such an event.

During the nine months ended September 30, 2022, the Partnership made quarterly cash distributions to its preferred unitholders of $3 million.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

The following tables present the components of accumulated other comprehensive income (loss) as reported on our Unaudited Condensed Consolidated Balance Sheets at the dates indicated:

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2021	$137	$147	$2	$286
Other comprehensive income (loss) for period, before reclassifications	126	–	–	126
Reclassification of losses (gains) to net income during period	(54)	15	–	(39)
Total other comprehensive income (loss) for period	72	15	–	87
Accumulated Other Comprehensive Income (Loss), September 30, 2022	$209	$162	$2	$373

	Cash Flow Hedges
	Commodity Derivative Instruments	Interest Rate Derivative Instruments	Other	Total
Accumulated Other Comprehensive Income (Loss), December 31, 2020	$(93)	$(74)	$2	$(165)
Other comprehensive income (loss) for period, before reclassifications	(852)	183	–	(669)
Reclassification of losses (gains) to net income during period	634	28	–	662
Total other comprehensive income (loss) for period	(218)	211	–	(7)
Accumulated Other Comprehensive Income (Loss), September 30, 2021	$(311)	$137	$2	$(172)

The following table presents reclassifications of (income) loss out of accumulated other comprehensive income into net income during the periods indicated:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Losses (gains) on cash flow hedges:	Location	2022	2021	2022	2021
Interest rate derivatives	Interest expense	$1	$10	$15	$28
Commodity derivatives	Revenue	35	117	(12)	615
Commodity derivatives	Operating costs and expenses	(26)	–	(42)	19
Total		$10	$127	$(39)	$662

For information regarding our interest rate and commodity derivative instruments, see Note 14.

Cash Distributions

On October 4, 2022, we announced that the Board declared a quarterly cash distribution of $0.4750 per common unit, or $1.90 per common unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2022.  The quarterly distribution is payable on November 14, 2022 to unitholders of record as of the close of business on October 31, 2022.  The total amount to be paid is $1.04 billion, which includes $9 million for distribution equivalent rights (“DERs”) on phantom unit awards.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$5,519	$3,169	$16,139	$9,151
Segment midstream services:
Natural gas processing and fractionation	340	253	1,143	688
Transportation	250	235	708	745
Storage and terminals	128	159	381	403
Total segment midstream services	718	647	2,232	1,836
Total NGL Pipelines & Services	6,237	3,816	18,371	10,987
Crude Oil Pipelines & Services:
Sales of crude oil	4,455	2,890	13,202	6,868
Segment midstream services:
Transportation	162	233	650	692
Storage and terminals	107	112	329	344
Total segment midstream services	269	345	979	1,036
Total Crude Oil Pipelines & Services	4,724	3,235	14,181	7,904
Natural Gas Pipelines & Services:
Sales of natural gas	1,556	732	3,795	2,543
Segment midstream services:
Transportation	330	248	901	733
Total segment midstream services	330	248	901	733
Total Natural Gas Pipelines & Services	1,886	980	4,696	3,276
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,346	2,539	6,470	6,524
Segment midstream services:
Fractionation and isomerization	56	81	172	214
Transportation, including marine logistics	149	116	426	357
Storage and terminals	70	65	220	175
Total segment midstream services	275	262	818	746
Total Petrochemical & Refined Products Services	2,621	2,801	7,288	7,270
Total consolidated revenues	$15,468	$10,832	$44,536	$29,437

Substantially all of our revenues are derived from contracts with customers as defined within Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.

Unbilled Revenue and Deferred Revenue

The following table provides information regarding our contract assets and contract liabilities at September 30, 2022:

Contract Asset	Location	Balance
Unbilled revenue (current amount)	Prepaid and other current assets	$4
Total		$4

Contract Liability	Location	Balance
Deferred revenue (current amount)	Other current liabilities	$203
Deferred revenue (noncurrent)	Other long-term liabilities	294
Total		$497

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents significant changes in our unbilled revenue and deferred revenue balances for the nine months ended September 30, 2022:

	Unbilled Revenue	Deferred Revenue
Balance at December 31, 2021	$15	$446
Amount included in opening balance transferred to other accounts during period (1)	(15)	(166)
Amount recorded during period (2)	137	723
Amounts recorded during period transferred to other accounts (1)	(133)	(501)
Other changes	–	(5)
Balance at September 30, 2022	$4	$497

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

Remaining Performance Obligations

The following table presents estimated fixed future consideration from revenue contracts that contain minimum volume commitments, deficiency and similar fees and the term of the contracts exceeds one year.  These amounts represent the revenues we expect to recognize in future periods from these contracts as of September 30, 2022.

Period	Fixed Consideration
Three Months Ended December 31, 2022	$940
One Year Ended December 31, 2023	3,452
One Year Ended December 31, 2024	3,272
One Year Ended December 31, 2025	2,866
One Year Ended December 31, 2026	2,666
Thereafter –	12,178
Total	$25,374

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income	$1,712	$1,513	$5,142	$4,700
Adjustments to reconcile operating income to total segment gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	524	503	1,569	1,498
Asset impairment charges in operating costs and expenses	29	29	48	113
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	1	(3)	3	8
General and administrative costs	55	47	179	155
Non-refundable payments received from shippers attributable to make-up rights (2)	39	26	112	67
Subsequent recognition of revenues attributable to make-up rights (3)	(18)	(35)	(63)	(113)
Total segment gross operating margin	$2,342	$2,080	$6,990	$6,428

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.
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

Gross operating margin by segment is calculated by subtracting segment operating costs and expenses from segment revenues, with both segment totals reflecting the adjustments noted in the preceding table, as applicable, and before the elimination of intercompany transactions.  The following table presents gross operating margin by segment for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$1,296	$1,023	$3,848	$3,207
Crude Oil Pipelines & Services	415	423	1,237	1,242
Natural Gas Pipelines & Services	278	223	727	960
Petrochemical & Refined Products Services	353	411	1,178	1,019
Total segment gross operating margin	$2,342	$2,080	$6,990	$6,428

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized Segment Financial Information

Information by business segment, together with reconciliations to amounts presented on, or included in, our Unaudited Condensed Statements of Consolidated Operations, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Revenues from third parties:
Three months ended September 30, 2022	$6,232	$4,720	$1,875	$2,621	$–	$15,448
Three months ended September 30, 2021	3,815	3,210	975	2,801	–	10,801
Nine months ended September 30, 2022	18,358	14,163	4,672	7,288	–	44,481
Nine months ended September 30, 2021	10,980	7,868	3,265	7,270	–	29,383
Revenues from related parties:
Three months ended September 30, 2022	5	4	11	–	–	20
Three months ended September 30, 2021	1	25	5	–	–	31
Nine months ended September 30, 2022	13	18	24	–	–	55
Nine months ended September 30, 2021	7	36	11	–	–	54
Intersegment and intrasegment revenues:
Three months ended September 30, 2022	14,666	13,456	262	5,934	(34,318)	–
Three months ended September 30, 2021	13,753	6,612	146	6,150	(26,661)	–
Nine months ended September 30, 2022	52,079	35,327	683	14,446	(102,535)	–
Nine months ended September 30, 2021	37,140	21,908	441	18,980	(78,469)	–
Total revenues:
Three months ended September 30, 2022	20,903	18,180	2,148	8,555	(34,318)	15,468
Three months ended September 30, 2021	17,569	9,847	1,126	8,951	(26,661)	10,832
Nine months ended September 30, 2022	70,450	49,508	5,379	21,734	(102,535)	44,536
Nine months ended September 30, 2021	48,127	29,812	3,717	26,250	(78,469)	29,437
Equity in income loss of unconsolidated affiliates:
Three months ended September 30, 2022	39	70	2	–	–	111
Three months ended September 30, 2021	31	105	1	–	–	137
Nine months ended September 30, 2022	109	221	4	1	–	335
Nine months ended September 30, 2021	88	354	4	1	–	447

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

Information by business segment, together with reconciliations to our Unaudited Condensed Consolidated Balance Sheet totals, is presented in the following table:

	Reportable Business Segments
	NGL Pipelines & Services	Crude Oil Pipelines & Services	Natural Gas Pipelines & Services	Petrochemical & Refined Products Services	Adjustments and Eliminations	Consolidated Total
Property, plant and equipment, net: (see Note 4)
At September 30, 2022	$17,409	$6,809	$9,737	$7,742	$2,470	$44,167
At December 31, 2021	17,202	6,974	8,560	7,736	1,616	42,088
Investments in unconsolidated affiliates: (see Note 5)
At September 30, 2022	645	1,676	32	3	–	2,356
At December 31, 2021	656	1,738	31	3	–	2,428
Intangible assets, net: (see Note 6)
At September 30, 2022	874	1,798	1,218	120	–	4,010
At December 31, 2021	317	1,860	849	125	–	3,151
Goodwill: (see Note 6)
At September 30, 2022	2,811	1,841	–	956	–	5,608
At December 31, 2021	2,652	1,841	–	956	–	5,449
Segment assets:
At September 30, 2022	21,739	12,124	10,987	8,821	2,470	56,141
At December 31, 2021	20,827	12,413	9,440	8,820	1,616	53,116

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Revenue and Expense Information

The following table presents additional information regarding our consolidated revenues and costs and expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated revenues:
NGL Pipelines & Services	$6,237	$3,816	$18,371	$10,987
Crude Oil Pipelines & Services	4,724	3,235	14,181	7,904
Natural Gas Pipelines & Services	1,886	980	4,696	3,276
Petrochemical & Refined Products Services	2,621	2,801	7,288	7,270
Total consolidated revenues	$15,468	$10,832	$44,536	$29,437

Consolidated costs and expenses
Operating costs and expenses:
Cost of sales	$12,319	$8,113	$35,325	$21,216
Other operating costs and expenses (1)	926	758	2,567	2,175
Depreciation, amortization and accretion	537	512	1,607	1,517
Asset impairment charges	29	29	48	113
Net losses (gains) attributable to asset sales and related matters	1	(3)	3	8
General and administrative costs	55	47	179	155
Total consolidated costs and expenses	$13,867	$9,456	$39,729	$25,184

(1)
Represents the cost of operating our plants, pipelines and other fixed assets excluding: depreciation, amortization and accretion charges; asset impairment charges; and net losses (gains) attributable to asset sales and related matters.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11.  Earnings Per Unit

The following table presents our calculation of basic and diluted earnings per common unit for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
BASIC EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,360	$1,153	$4,067	$3,606
Earnings allocated to phantom unit awards (1)	(11)	(9)	(34)	(29)
Net income allocated to common unitholders	$1,349	$1,144	$4,033	$3,577

Basic weighted-average number of common units outstanding	2,179	2,184	2,179	2,184

Basic earnings per common unit	$0.62	$0.52	$1.85	$1.64

DILUTED EARNINGS PER COMMON UNIT
Net income attributable to common unitholders	$1,360	$1,153	$4,067	$3,606
Net income attributable to preferred units	1	1	3	3
Net income attributable to limited partners	$1,361	$1,154	$4,070	$3,609

Diluted weighted-average number of units outstanding:
Distribution-bearing common units	2,179	2,184	2,179	2,184
Phantom units (2)	18	18	19	18
Preferred units (2)	2	2	2	2
Total	2,199	2,204	2,200	2,204

Diluted earnings per common unit	$0.62	$0.52	$1.85	$1.64

(1)	Phantom units are considered participating securities for purposes of computing basic earnings per unit. See Note 13 for information regarding the phantom units.
(2)
We use the “if-converted method” to determine the potential dilutive effect of the vesting of phantom unit awards and the conversion of preferred units outstanding.  See Note 13 for information regarding phantom unit awards.  See Note 8 for information regarding preferred units.

Note 12.  Business Combinations

On February 17, 2022, an affiliate of Enterprise acquired all of the member interests in Navitas Midstream Partners, LLC (“Navitas Midstream”) for $3.2 billion in cash.  We funded the cash consideration using proceeds from the issuance of short-term notes under EPO’s commercial paper program and cash on hand.

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

The contribution of this newly acquired business to our consolidated revenues and net income was not material during the three and nine months ended September 30, 2022.  Additionally, acquisition related costs were not material during the three and nine months ended September 30, 2022.

On a historical pro forma basis, our revenues, costs and expenses, operating income, net income attributable to common unitholders and earnings per unit for the three and nine months ended September 30, 2022 and 2021 would not have differed materially from those we actually reported had the acquisition been completed on January 1, 2021 rather than February 17, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Equity-Based Awards

An allocated portion of the fair value of EPCO’s equity-based awards is charged to us under the ASA.  The following table summarizes compensation expense we recognized in connection with equity-based awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-classified awards:
Phantom unit awards	$39	$35	$117	$111
Profits interest awards	1	1	3	5
Total	$40	$36	$120	$116

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

Phantom Unit Awards

Subject to customary forfeiture provisions, phantom unit awards allow recipients to acquire the Partnership’s common units once a defined vesting period expires (at no cost to the recipient apart from fulfilling required service and other conditions).  The following table presents phantom unit award activity for the period indicated:

	Number of Units	Weighted- Average Grant Date Fair Value per Unit (1)
Phantom unit awards at December 31, 2021	17,170,919	$24.31
Granted (2)	7,968,880	$24.11
Vested	(6,419,005)	$25.11
Forfeited	(469,864)	$23.92
Phantom unit awards at September 30, 2022	18,250,930	$23.95

(1)	Determined by dividing the aggregate grant date fair value of awards (before an allowance for forfeitures) by the number of awards issued.
(2)
The aggregate grant date fair value of phantom unit awards issued during 2022 was $192 million based on a grant date market price of the Partnership’s common units ranging from $24.10 to $26.62 per unit.  An estimated annual forfeiture rate of 2.0% was applied to these awards.

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

The following table presents supplemental information regarding phantom unit awards for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash payments made in connection with DERs	$9	$8	$26	$23
Total intrinsic value of phantom unit awards that vested during period	6	4	155	123

For the EPCO group of companies, the unrecognized compensation cost associated with phantom unit awards was $193 million at September 30, 2022, of which our share of such cost is currently estimated to be $158 million.  Due to the graded vesting provisions of these awards, we expect to recognize our share of the unrecognized compensation cost for these awards over a weighted-average period of 2.0 years.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Profits Interest Awards

EPCO has two limited partnerships (referred to as “Employee Partnerships”) that serve as long-term incentive arrangements for key employees of EPCO by providing them a profits interest in one or more of the Employee Partnerships.  At September 30, 2022, our share of the total unrecognized compensation cost related to the Employee Partnerships was $6 million, which we expect to recognize over a weighted-average period of 1.2 years.

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

We do not have any interest rate derivative instruments outstanding at September 30, 2022.

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

At September 30, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging natural gas processing margins and (iii) hedging the fair value of commodity products held in inventory.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our portfolio of commodity derivative instruments outstanding at September 30, 2022 (volume measures as noted):

	Volume (1)		Accounting
Derivative Purpose	Current (2)	Long-Term (2)	Treatment
Derivatives designated as hedging instruments:
Natural gas processing:
Forecasted natural gas purchases for plant thermal reduction (billion cubic feet (“Bcf”))	16.9	0.2	Cash flow hedge
Forecasted sales of NGLs (MMBbls)	0.4	n/a	Cash flow hedge
Octane enhancement:
Forecasted sales of octane enhancement products (MMBbls)	22.3	1.2	Cash flow hedge
Natural gas marketing:
Natural gas storage inventory management activities (Bcf)	3.5	n/a	Fair value hedge
NGL marketing:
Forecasted purchases of NGLs and related hydrocarbon products (MMBbls)	142.4	10.4	Cash flow hedge
Forecasted sales of NGLs and related hydrocarbon products (MMBbls)	158.7	4.0	Cash flow hedge
Refined products marketing:
Forecasted purchases of refined products (MMBbls)	0.2	n/a	Cash flow hedge
Forecasted sales of refined products (MMBbls)	0.2	n/a	Cash flow hedge
Crude oil marketing:
Forecasted purchases of crude oil (MMBbls)	7.1	0.2	Cash flow hedge
Forecasted sales of crude oil (MMBbls)	4.5	0.1	Cash flow hedge
Petrochemical marketing:
Forecasted sales of petrochemical products (MMBbls)	1.0	n/a	Cash flow hedge
Commercial energy:
Forecasted purchases of power related to asset operations (terawatt hours (“TWh”))	1.3	3.3	Cash flow hedge
Derivatives not designated as hedging instruments:
Natural gas risk management activities (Bcf) (3)	20.1	n/a	Mark-to-market
NGL risk management activities (MMBbls) (3)	45.3	5.7	Mark-to-market
Refined products risk management activities (MMBbls) (3)	4.1	n/a	Mark-to-market
Crude oil risk management activities (MMBbls) (3)	25.6	3.6	Mark-to-market

(1)
Volume for derivatives designated as hedging instruments reflects the total amount of volumes hedged whereas volume for derivatives not designated as hedging instruments reflects the absolute value of derivative notional volumes.

(2)
The maximum term for derivatives designated as cash flow hedges, derivatives designated as fair value hedges and derivatives not designated as hedging instruments is December 2025, February 2023 and December 2024, respectively.

(3)	Reflects the use of derivative instruments to manage risks associated with our transportation, processing and storage assets.

The carrying amount of our inventories subject to fair value hedges was $20 million and $102 million at September 30, 2022 and December 31, 2021, respectively.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Tabular Presentation of Fair Value Amounts, and Gains and Losses on
  Derivative Instruments and Related Hedged Items

The following table provides a balance sheet overview of our derivative assets and liabilities at the dates indicated:

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives	Current assets	$456	Current assets	$195	Current liabilities	$328	Current liabilities	$212
Commodity derivatives	Other assets	50	Other assets	–	Other liabilities	69	Other liabilities	1
Total commodity derivatives		506		195		397		213
Total derivatives designated as hedging instruments		$506		$195		$397		$213

Derivatives not designated as hedging instruments
Commodity derivatives	Current assets	$30	Current assets	$42	Current liabilities	$55	Current liabilities	$42
Commodity derivatives	Other assets	4	Other assets	2	Other liabilities	15	Other liabilities	1
Total commodity derivatives		34		44		70		43
Total derivatives not designated as hedging instruments		$34		$44		$70		$43

Certain of our commodity derivative instruments are subject to master netting arrangements or similar agreements.  The following tables present our derivative instruments subject to such arrangements at the dates indicated:

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2022:
Commodity derivatives	$540	$–	$540	$(462)	$–	$(78)	$–
As of December 31, 2021:
Commodity derivatives	$239	$–	$239	$(233)	$–	$–	$6

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet			Amounts That Would Have Been Presented On Net Basis
				Financial Instruments	Cash Collateral Received	Cash Collateral Paid
	(i)	(ii)	(iii) = (i) – (ii)	(iv)			(v) = (iii) + (iv)
As of September 30, 2022:
Commodity derivatives	$467	$–	$467	$(462)	$–	$–	$5
As of December 31, 2021:
Commodity derivatives	$256	$–	$256	$(233)	$–	$(17)	$6

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

The following tables present the effect of our derivative instruments designated as fair value hedges on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity derivatives	Revenue	$8	$(50)	$(116)	$(237)
Total		$8	$(50)	$(116)	$(237)

Derivatives in Fair Value Hedging Relationships	Location	Gain (Loss) Recognized in Income on Hedged Item
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity derivatives	Revenue	$41	$21	$66	$230
Total		$41	$21	$66	$230

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

The following tables present the effect of our derivative instruments designated as cash flow hedges on our Unaudited Condensed Statements of Consolidated Operations and Unaudited Condensed Statements of Consolidated Comprehensive Income for the periods indicated:
Derivatives in Cash Flow Hedging Relationships	Change in Value Recognized in Other Comprehensive Income (Loss) on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate derivatives	$–	$–	$–	$183
Commodity derivatives – Revenue (1)	176	(110)	78	(843)
Commodity derivatives – Operating costs and expenses (1)	10	10	48	(9)
Total	$186	$(100)	$126	$(669)

(1)
The fair value of these derivative instruments will be reclassified to their respective locations on the Unaudited Condensed Statement of Consolidated Operations when the forecasted transactions affect earnings.

Derivatives in Cash Flow Hedging Relationships	Location	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Income
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Interest rate derivatives	Interest expense	$(1)	$(10)	$(15)	$(28)
Commodity derivatives	Revenue	(35)	(117)	12	(615)
Commodity derivatives	Operating costs and expenses	26	–	42	(19)
Total		$(10)	$(127)	$39	$(662)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Over the next twelve months, we expect to reclassify $4 million of losses attributable to interest rate derivative instruments from accumulated other comprehensive loss to earnings as an increase in interest expense.  Likewise, we expect to reclassify $246 million of net gains attributable to commodity derivative instruments from accumulated other comprehensive income to earnings, with $250 million as an increase in revenue and $4 million as an increase in operating costs and expenses.

The following table presents the effect of our derivative instruments not designated as hedging instruments on our Unaudited Condensed Statements of Consolidated Operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location	Gain (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity derivatives	Revenue	$32	$108	$77	$144
Commodity derivatives	Operating costs and expenses	7	1	14	1
Total		$39	$109	$91	$145

The $91 million net gain recognized for the nine months ended September 30, 2022 (as noted in the preceding table) from derivatives not designated as hedging instruments consists of $107 million of net realized gains and $16 million of net unrealized mark-to-market losses attributable to commodity derivatives.

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

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	At September 30, 2022 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$383	$1,496	$13	$1,892
Impact of CME Rule 814	(367)	(985)	–	(1,352)
Total commodity derivatives	16	511	13	540
Total	$16	$511	$13	$540

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$240	$1,479	$19	$1,738
Impact of CME Rule 814	(224)	(1,047)	–	(1,271)
Total commodity derivatives	16	432	19	467
Total	$16	$432	$19	$467

	At December 31, 2021 Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Commodity derivatives:
Value before application of CME Rule 814	$122	$1,110	$–	$1,232
Impact of CME Rule 814	(122)	(871)	–	(993)
Total commodity derivatives	–	239	–	239
Total	$–	$239	$–	$239

Financial liabilities:
Commodity derivatives:
Value before application of CME Rule 814	$199	$1,001	$–	$1,200
Impact of CME Rule 814	(199)	(745)	–	(944)
Total commodity derivatives	–	256	–	256
Total	$–	$256	$–	$256

In the aggregate, the fair value of our commodity hedging portfolios at September 30, 2022 was a net derivative asset of $154 million prior to the impact of CME Rule 814.

Financial assets and liabilities recorded on the balance sheet at September 30, 2022 using significant unobservable inputs (Level 3) are not material to the Unaudited Condensed Consolidated Financial Statements.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Information

The carrying amounts of cash and cash equivalents (including restricted cash balances), accounts receivable, commercial paper notes and accounts payable approximate their fair values based on their short-term nature.  The estimated total fair value of our fixed-rate debt obligations was $23.5 billion and $33.5 billion at September 30, 2022 and December 31, 2021, respectively.  The aggregate carrying value of these debt obligations was $27.5 billion and $29.6 billion at September 30, 2022 and December 31, 2021, respectively.  These values are primarily based on quoted market prices for such debt or debt of similar terms and maturities (Level 2) and our credit standing.  Changes in market rates of interest affect the fair value of our fixed-rate debt.  The carrying values of our variable-rate long-term debt obligations approximate their fair values since the associated interest rates are market-based.  We do not have any long-term investments in debt or equity securities recorded at fair value.

Note 15.  Related Party Transactions

The following table summarizes our related party transactions for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues – related parties:
Unconsolidated affiliates	$20	$31	$55	$54
Costs and expenses – related parties:
EPCO and its privately held affiliates	$334	$288	$940	$863
Unconsolidated affiliates	55	84	176	201
Total	$389	$372	$1,116	$1,064

The following table summarizes our related party accounts receivable and accounts payable balances at the dates indicated:

	September 30, 2022	December 31, 2021
Accounts receivable - related parties:
EPCO and its privately held affiliates	$1	$1
Unconsolidated affiliates	28	20
Total	$29	$21

Accounts payable - related parties:
EPCO and its privately held affiliates	$144	$151
Unconsolidated affiliates	11	16
Total	$155	$167

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

At September 30, 2022, EPCO and its privately held affiliates (including Dan Duncan LLC and certain Duncan family trusts) beneficially owned the following limited partner interests in us:

Total Number of Limited Partner Interests Held	Percentage of Common Units Outstanding
702,397,405 common units	32.3%

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Of the total number of Partnership common units held by EPCO and its privately held affiliates, 92,976,464 have been pledged as security under the separate credit facilities of EPCO and its privately held affiliates at September 30, 2022.  These credit facilities contain customary and other events of default, including defaults by us and other affiliates of EPCO.  An event of default, followed by a foreclosure on the pledged collateral, could ultimately result in a change in ownership of these units and affect the market price of the Partnership’s common units.

The Partnership and Enterprise GP are both separate legal entities apart from each other and apart from EPCO and its other affiliates, with assets and liabilities that are also separate from those of EPCO and its other affiliates.  EPCO and its privately held affiliates use cash on hand and cash distributions they receive from us and other investments to fund their other activities and to meet their respective debt obligations, if any.  During the nine months ended September 30, 2022 and 2021, we paid EPCO and its privately held affiliates cash distributions totaling $955 million and $918 million, respectively.

We have no employees.  All of our administrative and operating functions are provided either by employees of EPCO (pursuant to the ASA) or by other service providers.  We and our general partner are parties to the ASA.  The following table presents our related party costs and expenses attributable to the ASA with EPCO for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs and expenses	$295	$253	$821	$755
General and administrative expenses	34	34	106	98
Total costs and expenses	$329	$287	$927	$853

We lease office space from privately held affiliates of EPCO at rental rates that approximate market rates.  For each of the three months ended September 30, 2022 and 2021, we recognized $3 million of related party operating lease expense in connection with these office space leases.  For each of the nine months ended September 30, 2022 and 2021, we recognized $10 million of related party operating lease expense in connection with these office space leases.

Note 16.  Income Taxes

The following table presents the components of our consolidated provision for income taxes for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred tax expense attributable to OTA Holdings, Inc. (“OTA”)	$(7)	$(7)	$(21)	$(20)
Revised Texas Franchise Tax (“Texas Margin Tax”)	(10)	(10)	(29)	(37)
Other	(1)	1	(4)	–
Provision for income taxes	$(18)	$(16)	$(54)	$(57)

Our federal, state and foreign income tax benefit (provision) is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Current portion of income tax benefit (provision):
Federal	$(1)	$1	$(1)	$2
State	(9)	(8)	(26)	(25)
Foreign	–	–	(3)	(1)
Total current portion	(10)	(7)	(30)	(24)
Deferred portion of income tax benefit (provision):
Federal	(6)	(7)	(19)	(19)
State	(2)	(2)	(5)	(14)
Total deferred portion	(8)	(9)	(24)	(33)
Total provision for income taxes	$(18)	$(16)	$(54)	$(57)

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Pre-Tax Net Book Income (“NBI”)	$1,410	$1,198	$4,217	$3,748

Texas Margin Tax (1)	(10)	(10)	(29)	(37)
State income tax provision, net of federal benefit	–	–	(1)	(1)
Federal income tax provision computed by applying the federal statutory rate to NBI of corporate entities	(4)	(3)	(11)	(10)
Valuation allowance (2)	(3)	(3)	(10)	(9)
Other	(1)	–	(3)	–
Provision for income taxes	$(18)	$(16)	$(54)	$(57)

Effective income tax rate	(1.3)%	(1.3)%	(1.3)%	(1.5)%

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

The following table presents the significant components of deferred tax assets and deferred tax liabilities at the dates indicated:

	September 30,	December 31,
	2022	2021
Deferred tax liabilities:
Attributable to investment in OTA	$405	$384
Attributable to property, plant and equipment	122	118
Attributable to investments in other entities	6	5
Other	36	14
Total deferred tax liabilities	569	521
Deferred tax assets:
Net operating loss carryovers (1)	10	14
Temporary differences related to Texas Margin Tax	4	3
Total deferred tax assets	14	17
Valuation allowance	10	14
Total deferred tax assets, net of valuation allowance	4	3
Total net deferred tax liabilities	$565	$518

(1)	The loss amount presented as of September 30, 2022 has an indefinite carryover period. All losses are subject to limitations on their utilization.

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

There were no accruals for litigation contingencies at September 30, 2022.  Our accruals for litigation contingencies were immaterial at December 31, 2021.  We have classified our accruals for litigation contingencies in our Unaudited Condensed Consolidated Balance Sheets as a component of “Other current liabilities” or “Other long-term liabilities” based on management’s estimate regarding the timing of settlement.

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

Contractual Obligations

Scheduled Maturities of Debt
We have long-term and short-term payment obligations under debt agreements.  In total, the principal amount of our consolidated debt obligations were $29.5 billion and $29.8 billion at September 30, 2022 and December 31, 2021, respectively.  See Note 7 for additional information regarding our scheduled future maturities of debt principal.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Accounting Matters
There has been no significant change in our operating lease obligations since those disclosed in the 2021 Form 10-K.

The following table presents information regarding operating leases where we are the lessee at September 30, 2022:

Asset Category	ROU Asset Carrying Value (1)	Lease Liability Carrying Value (2)	Weighted- Average Remaining Term	Weighted- Average Discount Rate (3)
Storage and pipeline facilities	$194	$195	10 years	3.6%
Transportation equipment	16	17	3 years	3.1%
Office and warehouse space	159	192	14 years	2.9%
Total	$369	$404

(1)	ROU asset amounts are a component of “Other assets” on our Unaudited Condensed Consolidated Balance Sheet.
(2)	At September 30, 2022, lease liabilities of $60 million and $344 million were included within “Other current liabilities” and “Other long-term liabilities,” respectively.
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

The following table disaggregates our total operating lease expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Long-term operating leases:
Fixed lease expense:
Non-cash lease expense (amortization of ROU assets)	$16	$10	$43	$29
Related accretion expense on lease liability balances	3	4	9	10
Total fixed lease expense	19	14	52	39
Variable lease expense	3	–	4	1
Subtotal operating lease expense	22	14	56	40
Short-term operating leases	25	15	65	41
Total operating lease expense	$47	$29	$121	$81

Cash payments attributable to operating lease liabilities were $19 million and $11 million for the three months ended September 30, 2022 and 2021, respectively.  For the nine months ended September 30, 2022 and 2021, cash paid for operating lease liabilities was $47 million and $29 million, respectively.

Operating lease income for the three months ended September 30, 2022 and 2021 was $4 million and $3 million, respectively.  For the nine months ended September 30, 2022 and 2021, operating lease income was $10 million and $9 million, respectively.

Purchase Obligations
Our consolidated purchase obligations at September 30, 2022 did not differ materially from those reported in our 2021 Form 10-K.

ENTERPRISE PRODUCTS PARTNERS L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Supplemental Cash Flow Information

The following table provides information regarding the net effect of changes in our operating accounts and cash payments for interest and income taxes for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Decrease (increase) in:
Accounts receivable – trade	$365	$(1,541)
Accounts receivable – related parties	(9)	2
Inventories	(475)	520
Prepaid and other current assets	272	410
Other assets	54	103
Increase (decrease) in:
Accounts payable – trade	(134)	36
Accounts payable – related parties	(12)	(25)
Accrued product payables	(216)	2,502
Accrued interest	(233)	(230)
Other current liabilities	(220)	(696)
Other long-term liabilities	(74)	(34)
Net effect of changes in operating accounts	$(682)	$1,047

Cash payments for interest, net of $60 and $64 capitalized during the nine months ended September 30, 2022 and 2021, respectively	$1,141	$1,144

Cash payments for federal and state income taxes	$–	$17

We incurred liabilities for construction in progress that had not been paid at September 30, 2022 and December 31, 2021 of $236 million and $183 million, respectively.  Such amounts are not included under the caption “Capital expenditures” on the Unaudited Condensed Statements of Consolidated Cash Flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

For the Three and Nine Months Ended September 30, 2022 and 2021

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

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q for the nine months ended September 30, 2022 (our “quarterly report”) contains various forward-looking statements and information that are based on our beliefs and those of our general partner, as well as assumptions made by us and information currently available to us.  When used in this document, words such as “anticipate,” “project,” “expect,” “plan,” “seek,” “goal,” “estimate,” “forecast,” “intend,” “could,” “should,” “would,” “will,” “believe,” “may,” “scheduled,” “pending,” “potential” and similar expressions and statements regarding our plans and objectives for future operations are intended to identify forward-looking statements.  Although we and our general partner believe that our expectations reflected in such forward-looking statements (including any forward-looking statements/expectations of third parties referenced in this quarterly report) are reasonable, neither we nor our general partner can give any assurances that such expectations will prove to be correct.

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

We, Enterprise GP, EPCO and Dan Duncan LLC are affiliates under the collective common control of the DD LLC Trustees and the EPCO Trustees.  EPCO, together with its privately held affiliates, owned approximately 32.3% of the Partnership’s common units outstanding at September 30, 2022.

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

As used in this quarterly report, the phrase “quarter-to-quarter” means the third quarter of 2022 compared to the third quarter of 2021.  Likewise, the phrase “period-to-period” means the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

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

Recent Developments

Enterprise Announces Three Expansions in the Permian Basin

In August 2022, we announced three new projects to support ongoing production growth in the Permian Basin.  The announcement included the following projects (including their respective scheduled completion dates):

•	our Plant 7 natural gas processing plant in the Midland Basin (first quarter of 2024);

•	our Mentone III natural gas processing plant in the Delaware Basin (first quarter of 2024); and

•	a 275 MBPD expansion of our Shin Oak NGL Pipeline (first half of 2025).

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

Enterprise Announces Seven New Projects During Analyst and Investor Day

On April 12, 2022, Enterprise hosted a meeting with securities analysts and investors where we announced seven new projects that we expect will be completed by 2025.  The announced projects included the following (including their respective scheduled completion dates):

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Plant 6 natural gas processing plant in the Midland Basin (second quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II natural gas processing plant in the Delaware Basin (fourth quarter of 2023);

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

Enterprise Announces Acquisition of Navitas Midstream

In January 2022, we announced that an affiliate of Enterprise entered into a definitive agreement to acquire Navitas Midstream Partners, LLC (“Navitas Midstream”) from an affiliate of Warburg Pincus LLC in a debt-free transaction for $3.25 billion in cash consideration (subject to adjustment in accordance with the agreement). Navitas Midstream’s assets include approximately 1,750 miles of pipelines and over 1.0 Bcf/d of cryogenic natural gas processing capacity. The purchase price was paid in cash at closing on February 17, 2022. We funded the cash consideration for this acquisition using proceeds from the issuance of short-term notes under EPO’s commercial paper program and cash on hand.  See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report for additional information regarding this acquisition.

Selected Energy Commodity Price Data

The following table presents selected average index prices for natural gas and selected NGL and petrochemical products for the periods indicated:

							Polymer	Refinery	Indicative Gas
	Natural			Normal		Natural	Grade	Grade	Processing
	Gas,	Ethane,	Propane,	Butane,	Isobutane,	Gasoline,	Propylene,	Propylene,	Gross Spread
	$/MMBtu	$/gallon	$/gallon	$/gallon	$/gallon	$/gallon	$/pound	$/pound	$/gallon
	(1)	(2)	(2)	(2)	(2)	(2)	(3)	(3)	(4)
2021 by quarter:
1st Quarter	$2.71	$0.24	$0.89	$0.94	$0.93	$1.33	$0.73	$0.44	$0.38
2nd Quarter	$2.83	$0.26	$0.87	$0.97	$0.98	$1.46	$0.67	$0.27	$0.41
3rd Quarter	$4.02	$0.35	$1.16	$1.34	$1.34	$1.62	$0.82	$0.36	$0.51
4th Quarter	$5.84	$0.39	$1.24	$1.46	$1.46	$1.82	$0.66	$0.33	$0.41
2021 Averages	$3.85	$0.31	$1.04	$1.18	$1.18	$1.56	$0.72	$0.35	$0.43

2022 by quarter:
1st Quarter	$4.96	$0.40	$1.30	$1.59	$1.60	$2.21	$0.63	$0.39	$0.55
2nd Quarter	$7.17	$0.59	$1.24	$1.50	$1.68	$2.17	$0.61	$0.40	$0.46
3rd Quarter	$8.20	$0.55	$1.08	$1.19	$1.44	$1.72	$0.47	$0.28	$0.26
2022 Averages	$6.78	$0.51	$1.21	$1.43	$1.57	$2.03	$0.57	$0.36	$0.42

(1)	Natural gas prices are based on Henry-Hub Inside FERC commercial index prices as reported by Platts, which is a division of S&P Global, Inc.
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

The weighted-average indicative market price for NGLs was $0.95 per gallon in the third quarter of 2022 versus $0.84 per gallon in the third quarter of 2021.  Likewise, the weighted-average indicative market price for NGLs was $0.99 per gallon during the nine months ended September 30, 2022 compared to $0.70 per gallon during the same period in 2021.

The following table presents selected average index prices for crude oil for the periods indicated:

	WTI	Midland	Houston	LLS
	Crude Oil,	Crude Oil,	Crude Oil	Crude Oil,
	$/barrel	$/barrel	$/barrel	$/barrel
	(1)	(2)	(2)	(3)
2021 by quarter:
1st Quarter	$57.84	$59.00	$59.51	$59.99
2nd Quarter	$66.07	$66.41	$66.90	$67.95
3rd Quarter	$70.56	$70.74	$71.17	$71.51
4th Quarter	$77.19	$77.82	$78.27	$78.41
2021 Averages	$67.92	$68.49	$68.96	$69.47

2022 by quarter:
1st Quarter	$94.29	$96.43	$96.77	$96.77
2nd Quarter	$108.41	$109.66	$109.96	$110.17
3rd Quarter	$91.56	$93.41	$93.77	$94.17
2022 Averages	$98.09	$99.83	$100.17	$100.37

(1)	WTI prices are based on commercial index prices at Cushing, Oklahoma as measured by the NYMEX.
(2)	Midland and Houston crude oil prices are based on commercial index prices as reported by Argus.
(3)	Light Louisiana Sweet (“LLS”) prices are based on commercial index prices as reported by Platts.

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

Impact of Inflation

After being relatively moderate in recent years, inflation in the United States increased significantly in late 2021 into 2022.  This rise in inflation, coupled with supply chain disruptions, labor shortages and increased commodity prices, has generally resulted in higher costs in 2022.  However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results.  These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods or other factors; (2) provisions in other revenue contracts that enable us to pass through higher energy costs to customers in the form of gas, electricity and fuel rebills or surcharges; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services.  Additionally, we take measures to mitigate the impact of cost increases in certain commodities, including a portion of our electricity needs, using fixed-price, term purchase agreements.  For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report.  However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

See “Capital Investments” within this Part I, Item 2 for a discussion of the impact of inflation on our capital investment decisions.  Additionally, see Part II, Item 1A “Risk Factors - Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.”

Income Statement Highlights

The following table summarizes the key components of our consolidated results of operations for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$15,468	$10,832	$44,536	$29,437
Costs and expenses:
Operating costs and expenses:
Cost of sales	12,319	8,113	35,325	21,216
Other operating costs and expenses	926	758	2,567	2,175
Depreciation, amortization and accretion expenses	537	512	1,607	1,517
Asset impairment charges	29	29	48	113
Net losses (gains) attributable to asset sales and related matters	1	(3)	3	8
Total operating costs and expenses	13,812	9,409	39,550	25,029
General and administrative costs	55	47	179	155
Total costs and expenses	13,867	9,456	39,729	25,184
Equity in income of unconsolidated affiliates	111	137	335	447
Operating income	1,712	1,513	5,142	4,700
Other income (expense):
Interest expense	(309)	(316)	(937)	(955)
Other, net	7	1	12	3
Total other expense, net	(302)	(315)	(925)	(952)
Income before income taxes	1,410	1,198	4,217	3,748
Provision for income taxes	(18)	(16)	(54)	(57)
Net income	1,392	1,182	4,163	3,691
Net income attributable to noncontrolling interests	(31)	(28)	(93)	(82)
Net income attributable to preferred units	(1)	(1)	(3)	(3)
Net income attributable to common unitholders	$1,360	$1,153	$4,067	$3,606

Revenues

The following table presents each business segment’s contribution to consolidated revenues for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
NGL Pipelines & Services:
Sales of NGLs and related products	$5,519	$3,169	$16,139	$9,151
Midstream services	718	647	2,232	1,836
Total	6,237	3,816	18,371	10,987
Crude Oil Pipelines & Services:
Sales of crude oil	4,455	2,890	13,202	6,868
Midstream services	269	345	979	1,036
Total	4,724	3,235	14,181	7,904
Natural Gas Pipelines & Services:
Sales of natural gas	1,556	732	3,795	2,543
Midstream services	330	248	901	733
Total	1,886	980	4,696	3,276
Petrochemical & Refined Products Services:
Sales of petrochemicals and refined products	2,346	2,539	6,470	6,524
Midstream services	275	262	818	746
Total	2,621	2,801	7,288	7,270
Total consolidated revenues	$15,468	$10,832	$44,536	$29,437

Third Quarter of 2022 Compared to Third Quarter of 2021.  Total revenues for the third quarter of 2022 increased $4.6 billion when compared to the third quarter of 2021 primarily due to a $4.5 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and natural gas increased a combined $4.7 billion quarter-to-quarter primarily due to higher average sales prices, which accounted for a $3.6 billion increase, and higher sales volumes, which accounted for an additional $1.1 billion increase.

Revenues from midstream services for the third quarter of 2022 increased a net $90 million when compared to the third quarter of 2021.  Revenues from our natural gas pipeline assets increased $82 million quarter-to-quarter primarily due to the addition of the Midland Basin Gathering System from the Navitas Midstream acquisition and higher demand for natural gas transportation and gathering services in Texas and Louisiana.  Revenues from our natural gas processing facilities increased $69 million quarter-to-quarter primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Lastly, revenues from our crude oil pipeline assets decreased $70 million quarter-to-quarter primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements on our EFS Midstream System.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Total revenues for the nine months ended September 30, 2022 increased $15.1 billion when compared to the nine months ended September 30, 2021 primarily due to a $14.5 billion increase in marketing revenues.

Revenues from the marketing of NGLs, crude oil and natural gas increased a combined $14.6 billion period-to-period primarily due to higher average sales prices, which accounted for an $11.2 billion increase, and higher sales volumes, which accounted for an additional $3.4 billion increase.

Revenues from midstream services for the nine months ended September 30, 2022 increased a net $579 million when compared to the nine months ended September 30, 2021.  Revenues from our natural gas processing facilities increased $411 million period-to-period primarily due to higher market values for the equity NGL-equivalent production volumes we receive as non-cash consideration for processing services.  Revenues from our natural gas pipeline assets increased $167 million period-to-period primarily due to the addition of the Midland Basin Gathering System from the Navitas Midstream acquisition and higher demand for natural gas transportation and gathering services in Texas and Louisiana.  Lastly, revenues from our crude oil pipeline assets decreased $41 million period-to-period primarily due to lower deficiency revenues as a result of the aforementioned expiration of minimum volume commitments on our EFS Midstream System.

Operating costs and expenses

Total operating costs and expenses for the three and nine months ended September 30, 2022 increased $4.4 billion and $14.5 billion, respectively, when compared to the same periods in 2021.

Cost of sales
Third Quarter of 2022 Compared to Third Quarter of 2021.  Cost of sales for the third quarter of 2022 increased $4.2 billion when compared to the third quarter of 2021. The cost of sales associated with our marketing of NGLs, crude oil and natural gas increased a combined $4.4 billion quarter-to-quarter primarily due to higher average purchase prices, which accounted for a $3.3 billion increase, and higher sales volumes, which accounted for an additional $1.1 billion increase.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Cost of sales for the nine months ended September 30, 2022 increased $14.1 billion when compared to the nine months ended September 30, 2021. The cost of sales associated with our marketing of NGLs, crude oil and natural gas increased a combined $14.6 billion period-to-period primarily due to higher average purchase prices, which accounted for an $11.5 billion increase, and higher sales volumes, which accounted for an additional $3.1 billion increase.

Other operating costs and expenses
Other operating costs and expenses for the three and nine months ended September 30, 2022 increased $168 million and $392 million, respectively, when compared to the same periods in 2021 primarily due to higher utility and employee compensation costs.

Depreciation, amortization and accretion expenses
Depreciation, amortization and accretion expense for the three and nine months ended September 30, 2022 increased a combined $25 million and $90 million, respectively, when compared to the same periods in 2021. The addition of assets attributable to the Navitas Midstream acquisition accounted for $25 million of the quarter-to-quarter increase and $61 million of the period-to-period increase.  The remainder of the quarter-to-quarter and period-to-period increases are due to assets placed into full or limited service since the end of the respective periods in 2021 (the Gillis Lateral natural gas pipeline and the Baymark ethylene pipeline) and major maintenance activities accounted for under the deferral method.

Asset impairment charges
Non-cash asset impairment charges for the nine months ended September 30, 2022 decreased $65 million, when compared to the same period in 2021.  We recorded non-cash asset impairment charges of $44 million during the nine months ended September 30, 2021 for the sale of a coal bed natural gas gathering system and related Val Verde treating facility, both of which were components of our San Juan Gathering System.  The remainder of our asset impairment charges for the nine months ended September 30, 2022 and 2021 are attributable to the write-off of assets that are no longer expected to be used or constructed.

General and administrative costs

General and administrative costs for the third quarter of 2022 increased $8 million when compared to the third quarter of 2021 primarily due to higher professional services costs.  General and administrative costs for the nine months ended September 30, 2022 increased $24 million when compared to the same period in 2021 primarily due to higher employee compensation and professional services costs.

Equity in income of unconsolidated affiliates

Equity income from our unconsolidated affiliates for the three and nine months ended September 30, 2022 decreased $26 million and $112 million, respectively, when compared to the same periods in 2021 primarily due to lower earnings from investments in crude oil pipelines.

Operating income

Operating income for the three and nine months ended September 30, 2022 increased $199 million and $442 million, respectively, when compared to the same periods in 2021 due to the previously described quarter-to-quarter and period-to-period changes.

Interest expense

The following table presents the components of our consolidated interest expense for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest charged on debt principal outstanding (1)	$321	$322	$962	$970
Impact of interest rate hedging program, including related amortization	1	10	15	28
Interest costs capitalized in connection with construction projects (2)	(22)	(23)	(60)	(64)
Other (3)	9	7	20	21
Total	$309	$316	$937	$955

(1)
The weighted-average interest rates on debt principal outstanding during the three and nine months ended September 30, 2022 were 4.33% and 4.32%, respectively.  The weighted-average interest rates on debt principal outstanding during the three and nine months ended September 30, 2021 were 4.35% and 4.36%, respectively.

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

(3)
Primarily reflects facility commitment fees charged in connection with our revolving credit facilities and amortization of debt issuance costs.  Amounts presented for the three and nine months ended September 30, 2022 include $4 million of debt issuance costs that were written off in connection with the partial redemption of our Junior Subordinated Notes D in August 2022.

Interest charged on debt principal outstanding, which is a key driver of interest expense, decreased $1 million quarter-to-quarter and $8 million period-to-period primarily due to the retirement of $1.4 billion of fixed-rate senior notes in February 2022 and the redemption of $350 million of variable-rate junior subordinated notes in August 2022 using a combination of available cash, commercial paper and proceeds from a senior notes issuance in September 2021 with a lower interest rate.  These actions resulted in lower weighted-average interest rates on outstanding debt obligations during the comparative periods.

For additional information regarding our debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.  For a discussion of our capital projects, see “Capital Investments” within this Part I, Item 2.

Income taxes

Our provision for income taxes for the three and nine months ended September 30, 2022 increased $2 million and decreased $3 million, respectively, when compared to the same periods in 2021 primarily due to changes in income tax expense related to state tax obligations under the Revised Texas Franchise Tax (the “Texas Margin Tax”).

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

The following table presents gross operating margin by segment and total gross operating margin, a non-generally accepted accounting principle (“non-GAAP”) financial measure, for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross operating margin by segment:
NGL Pipelines & Services	$1,296	$1,023	$3,848	$3,207
Crude Oil Pipelines & Services	415	423	1,237	1,242
Natural Gas Pipelines & Services	278	223	727	960
Petrochemical & Refined Products Services	353	411	1,178	1,019
Total segment gross operating margin (1)	2,342	2,080	6,990	6,428
Net adjustment for shipper make-up rights	(21)	9	(49)	46
Total gross operating margin (non-GAAP)	$2,321	$2,089	$6,941	$6,474

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

The GAAP financial measure most directly comparable to total gross operating margin is operating income.  For a discussion of operating income and its components, see the previous section titled “Income Statement Highlights” within this Part I, Item 2.  The following table presents a reconciliation of operating income to total gross operating margin for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income	$1,712	$1,513	$5,142	$4,700
Adjustments to reconcile operating income to total gross operating margin (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expense in operating costs and expenses (1)	524	503	1,569	1,498
Asset impairment charges in operating costs and expenses	29	29	48	113
Net losses (gains) attributable to asset sales and related matters in operating costs and expenses	1	(3)	3	8
General and administrative costs	55	47	179	155
Total gross operating margin (non-GAAP)	$2,321	$2,089	$6,941	$6,474

(1)	Excludes amortization of major maintenance costs for reaction-based plants, which are a component of gross operating margin.

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

NGL Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the NGL Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross operating margin:
Natural gas processing and related NGL marketing activities	$485	$264	$1,487	$844
NGL pipelines, storage and terminals	611	570	1,716	1,752
NGL fractionation	200	189	645	611
Total	$1,296	$1,023	$3,848	$3,207

Selected volumetric data:
NGL pipeline transportation volumes (MBPD)	3,702	3,481	3,650	3,389
NGL marine terminal volumes (MBPD)	747	664	713	661
NGL fractionation volumes (MBPD)	1,371	1,254	1,341	1,229
Equity NGL-equivalent production volumes (MBPD) (1)	182	150	188	169
Fee-based natural gas processing volumes (MMcf/d) (2,3)	5,202	3,990	5,091	4,064

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

Natural gas processing and related NGL marketing activities
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from natural gas processing and related NGL marketing activities for the third quarter of 2022 increased $221 million when compared to the third quarter of 2021.

Our Midland Basin natural gas processing facilities, which represent the natural gas processing facilities we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $128 million.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities were 972 MMcf/d and 57 MBPD, respectively, during the third quarter of 2022.  Our Midland Basin natural gas gathering activities are discussed under the Natural Gas Pipelines & Services segment.

Gross operating margin from our NGL marketing activities increased a net $46 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $58 million increase, and higher sales volumes, which accounted for an additional $13 million increase, partially offset by lower non-cash, mark-to-market earnings, which accounted for a $24 million decrease.  The quarter-to-quarter increase in gross operating margin can be attributed to higher earnings from NGL marketing strategies that optimize our storage, transportation and plant assets, which accounted for an $80 million increase, partially offset by lower earnings from strategies that optimize our export assets, which accounted for a $10 million decrease.

Gross operating margin from our Delaware Basin natural gas processing facilities, which represent our legacy Permian Basin processing facilities, increased a net $36 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $96 million increase, and a 180 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an additional $10 million increase, partially offset by a 26 MBPD decrease in equity NGL-equivalent production volumes, which accounted for a $68 million decrease.

Gross operating margin from our South Texas natural gas processing facilities increased $12 million quarter-to-quarter primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes increased 64 MMcf/d and 2 MBPD, respectively, quarter-to-quarter.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from natural gas processing and related NGL marketing activities for the nine months ended September 30, 2022 increased $643 million when compared to the nine months ended September 30, 2021.

Our Midland Basin natural gas processing facilities generated gross operating margin of $309 million.  Fee-based natural gas processing volumes and equity NGL-equivalent production volumes at these facilities were 925 MMcf/d and 54 MBPD, respectively, following the acquisition date.

Gross operating margin from our Delaware Basin natural gas processing facilities increased $177 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $148 million increase, and a 170 MMcf/d increase in fee-based natural gas processing volumes, which accounted for an additional $21 million increase.  Equity NGL-equivalent production volumes at these facilities decreased 30 MBPD period-to-period.

Gross operating margin from our Rockies natural gas processing facilities (Meeker, Pioneer and Chaco) increased a combined $86 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities), which accounted for a $66 million increase, and higher average processing fees, which accounted for an additional $16 million increase.  On a combined basis, fee-based natural gas processing volumes and equity NGL-equivalent production volumes decreased 49 MMcf/d and 1 MBPD, respectively, period-to-period.

Gross operating margin from our South Texas natural gas processing facilities increased $72 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes increased 59 MMcf/d and equity NGL-equivalent production volumes decreased 2 MBPD period-to-period.

Gross operating margin from our Louisiana and Mississippi natural gas processing facilities increased $4 million period-to-period primarily due to higher average processing margins (including the impact of hedging activities).  Fee-based natural gas processing volumes decreased 94 MMcf/d and equity NGL-equivalent production volumes were flat period-to-period (net to our interest).

Gross operating margin from our NGL marketing activities decreased a net $13 million period-to-period primarily due to lower non-cash, mark-to-market earnings, which accounted for a $107 million decrease, partially offset by higher average sales margins, which accounted for a $50 million increase, and higher sales volumes, which accounted for an additional $39 million increase.  The period-to-period increase in gross operating margin can be attributed to higher earnings from NGL marketing strategies that optimize our storage and plant assets, which accounted for a $134 million increase, partially offset by lower earnings from strategies that optimize our transportation and export assets, which accounted for a $40 million decrease.

NGL pipelines, storage and terminals
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from our NGL pipelines, storage and terminal assets during the third quarter of 2022 increased $41 million when compared to the third quarter of 2021.

Gross operating margin for our Eastern ethane pipelines, which include our ATEX and Aegis pipelines, increased a combined $39 million quarter-to-quarter primarily due to a 30 MBPD increase in transportation volumes on the ATEX Pipeline, which accounted for an $18 million increase, and higher deficiency fees, which accounted for an additional $16 million increase.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $16 million quarter-to-quarter primarily due to higher average loading fees, which accounted for an $11 million increase, and a 34 MBPD increase in export volumes, which accounted for an additional $9 million increase.

Gross operating margin from our Chambers County storage complex increased $11 million quarter-to-quarter primarily due to higher storage revenues.

A number of our pipelines, including the Mid-America Pipeline System, Seminole NGL Pipeline, Chaparral NGL Pipeline, and Shin Oak NGL Pipeline, serve Permian Basin and/or Rocky Mountain producers.  On a combined basis, gross operating margin from these pipelines decreased a net $25 million quarter-to-quarter primarily due to lower deficiency fees as a result of certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021, which accounted for a $19 million decrease, and higher utility and other operating costs, which accounted for an additional $19 million decrease, partially offset by a 34 MBPD (net to our interest) increase in transportation volumes, which accounted for a $13 million increase.

Gross operating margin from LPG-related activities at our Enterprise Hydrocarbons Terminal (“EHT”) decreased $18 million quarter-to-quarter primarily due to lower average loading fees.  LPG export volumes at EHT increased 49 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from our NGL pipelines, storage and terminal assets during the nine months ended September 30, 2022 decreased $36 million when compared to the nine months ended September 30, 2021.

On a combined basis, gross operating margin for our pipelines that serve Permian Basin and/or Rocky Mountain producers decreased a net $88 million period-to-period primarily due to lower deficiency fees as a result of certain contracts associated with the Rocky Mountain segment of our Mid-America Pipeline System reaching their termination date in September 2021, which accounted for a $72 million decrease, lower average transportation fees, which accounted for a $56 million decrease, and higher utility and other operating costs, which accounted for an additional $21 million decrease, partially offset by a 132 MBPD (net to our interest) increase in transportation volumes, which accounted for a $69 million increase.

Gross operating margin from LPG-related activities at EHT decreased $63 million period-to-period primarily due to lower average loading fees.  LPG export volumes at EHT increased 35 MBPD period-to-period.  Gross operating margin from our related Houston Ship Channel Pipeline decreased $6 million period-to-period primarily due to lower average transportation fees.  Transportation volumes on our Houston Ship Channel Pipeline increased 39 MBPD period-to-period.

Gross operating margin for our Eastern ethane pipelines increased a combined $70 million period-to-period primarily due to a 20 MBPD increase in transportation volumes on the ATEX Pipeline, which accounted for a $41 million increase, and higher deficiency fees, which accounted for an additional $27 million increase.

Gross operating margin at our Morgan’s Point Ethane Export Terminal increased $43 million period-to-period primarily due to higher average loading fees, which accounted for a $33 million increase, and a 17 MBPD increase in export volumes, which accounted for an additional $12 million increase.

Gross operating margin from our Chambers County storage complex increased $11 million period-to-period primarily due to higher storage revenues.

NGL fractionation
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from NGL fractionation during the third quarter of 2022 increased $11 million when compared to the third quarter of 2021.

The natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, generated gross operating margin of $9 million during the third quarter of 2022.

Gross operating margin from our Norco NGL fractionator increased $8 million quarter-to-quarter primarily due to a 23 MBPD increase in fractionation volumes.  The Norco NGL fractionator was down for 29 days during the third quarter of 2021 due to damages sustained from Hurricane Ida.

Gross operating margin from our Hobbs NGL fractionator increased $4 million quarter-to-quarter primarily due to higher ancillary service revenues.

Gross operating margin from our Chambers County NGL fractionation complex decreased a net $11 million quarter-to-quarter primarily due to higher utility and other operating costs, which accounted for a $29 million decrease, partially offset by a 66 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $15 million increase, and higher average fractionation fees, which accounted for an additional $6 million increase.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from NGL fractionation during the nine months ended September 30, 2022 increased $34 million when compared to the nine months ended September 30, 2021.

Gross operating margin from our Norco NGL fractionator increased $27 million period-to-period primarily due to an 18 MBPD increase in fractionation volumes, which accounted for a $19 million increase, and higher ancillary service revenues, which accounted for an additional $9 million increase.

The natural gasoline hydrotreater at our Chambers County complex, which was placed into service in October 2021, generated gross operating margin of $21 million during the nine months ended September 30, 2022.

Gross operating margin from our Hobbs NGL fractionator increased $18 million period-to-period primarily due to higher ancillary service revenues, which accounted for a $14 million increase, and higher average fractionation fees, which accounted for an additional $6 million increase.

Gross operating margin from our Chambers County NGL fractionation complex decreased a net $41 million period-to-period primarily due to $63 million in margins earned on the optimization of our power supply arrangements and $40 million of payments received in connection with our participation in the Texas Load Resources Demand Response Program (“LaaR”) during the second quarter of 2021 in connection with the winter storms that impacted Texas in February 2021 (the “February 2021 winter storms”).

Gross operating margin at our Chambers County NGL fractionation complex was further impacted by higher utility and other operating costs, which accounted for an additional $45 million decrease, partially offset by a 78 MBPD (net to our interest) increase in fractionation volumes, which accounted for a $62 million increase, and higher average fractionation fees, which accounted for an additional $44 million increase.

Crude Oil Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Crude Oil Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross operating margin:
Midland-to-ECHO System and related business activities	$95	$100	$291	$275
Other crude oil pipelines, terminals and related marketing results	320	323	946	967
Total	$415	$423	$1,237	$1,242

Selected volumetric data:
Crude oil pipeline transportation volumes (MBPD)	2,216	2,047	2,204	2,009
Crude oil marine terminal volumes (MBPD)	824	588	799	642

Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from our Crude Oil Pipelines & Services segment for the third quarter of 2022 decreased $8 million when compared to the third quarter of 2021.

Gross operating margin from our EFS Midstream System decreased $59 million quarter-to-quarter primarily due to lower deficiency revenues as a result of the expiration of minimum volume commitments under certain long-term gathering agreements.  Our EFS Midstream System will continue to transport volumes produced on dedicated acreage through the remaining term of these agreements.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $19 million quarter-to-quarter primarily due to lower average transportation fees.  Transportation volumes on our Seaway Pipeline increased 96 MBPD quarter-to-quarter (net to our interest).

Gross operating margin from crude oil activities at EHT decreased $6 million quarter-to-quarter primarily due to lower storage and other revenues.  Crude oil terminal volumes at EHT increased 255 MBPD quarter-to-quarter.

Gross operating margin from our Midland-to-ECHO System and related business activities decreased a net $5 million quarter-to-quarter primarily due to lower average sales margins, which accounted for a $29 million decrease, partially offset by an 89 MBPD (net to our interest) increase in transportation volumes, which accounted for an $18 million increase, and higher average transportation fees, which accounted for an additional $7 million increase.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) increased $46 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $23 million increase, and higher non-cash, mark-to-market earnings, which accounted for an additional $20 million increase.

Gross operating margin from our West Texas Pipeline System increased $21 million quarter-to-quarter primarily due to higher ancillary service and other revenues. Transportation volumes on our West Texas Pipeline System increased 5 MBPD quarter-to-quarter.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $12 million quarter-to-quarter primarily due to higher ancillary service and other revenues, which accounted for a $28 million increase, partially offset by lower average transportation fees, which accounted for a $16 million decrease.  Transportation volumes on our South Texas Crude Pipeline System increased 7 MBPD quarter to quarter.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from our Crude Oil Pipelines & Services segment for the nine months ended September 30, 2022 decreased $5 million when compared to the nine months ended September 30, 2021.

Gross operating margin from our equity investment in the Seaway Pipeline decreased $52 million period-to-period primarily due to lower average transportation fees, which accounted for a $37 million decrease, and a $16 million decrease due to LaaR payments from power service providers in connection with the February 2021 winter storms.  Transportation volumes on our Seaway Pipeline increased 52 MBPD period-to-period (net to our interest).

Gross operating margin from our EFS Midstream System decreased a net $38 million period-to-period primarily due to lower deficiency revenues as a result of the aforementioned expiration of minimum volume commitments, which accounted for a $72 million decrease, partially offset by higher average transportation fees, which accounted for a $24 million increase.

Gross operating margin from crude oil activities at EHT decreased $25 million period-to-period primarily due to lower storage and other revenues, which accounted for a $14 million decrease, and higher operating costs, which accounted for an additional $9 million decrease.  Crude oil terminal volumes at EHT increased 187 MBPD period-to-period.

Gross operating margin from our West Texas Pipeline System increased a net $56 million period-to-period primarily due to higher ancillary service and other revenues, which accounted for a $52 million increase, and a 65 MBPD increase in transportation volumes, which accounted for an additional $16 million increase, partially offset by lower average transportation fees, which accounted for a $9 million decrease.

Gross operating margin from our Midland terminal increased $26 million period-to-period primarily due to higher ancillary service and other revenues, which accounted for an $18 million increase, and lower operating costs, which accounted for an additional $6 million increase.

Gross operating margin from our Midland-to-ECHO System and related business activities increased a net $16 million period-to-period primarily due to an 80 MBPD (net to our interest) increase in transportation volumes, which accounted for a $32 million increase, and higher average transportation fees, which accounted for an additional $14 million increase, partially offset by lower average sales margins, which accounted for a $39 million decrease.

Gross operating margin from our South Texas Crude Oil Pipeline System increased a net $13 million period-to-period primarily due to higher ancillary service and other revenues, which accounted for a $43 million increase, partially offset by an 8 MBPD decrease in transportation volumes, which accounted for a $15 million decrease, and lower average transportation fees, which accounted for an additional $13 million decrease.

Gross operating margin from our crude oil marketing activities (excluding those attributable to the Midland-to-ECHO System) increased a net $4 million period-to-period primarily due to higher average sales margins, which accounted for a $21 million increase, lower operating costs, which accounted for a $12 million increase, and higher earnings from trucking activities, which accounted for an additional $9 million increase, partially offset by lower non-cash, mark-to-market earnings, which accounted for a $38 million decrease.

Natural Gas Pipelines & Services

The following table presents segment gross operating margin and selected volumetric data for the Natural Gas Pipelines & Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross operating margin	$278	$223	$727	$960

Selected volumetric data:
Natural gas pipeline transportation volumes (BBtus/d)	17,514	14,556	16,935	14,144

Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from our Natural Gas Pipelines & Services segment for the third quarter of 2022 increased $55 million when compared to the third quarter of 2021.

Gross operating margin from our Texas Intrastate System increased $40 million quarter-to-quarter primarily due to higher average transportation fees, which accounted for an $18 million increase, higher ancillary and other revenues, which accounted for a $15 million increase, and higher capacity reservation revenues, which accounted for an additional $7 million increase.  Transportation volumes on our Texas Intrastate System increased 421 BBtus/d quarter-to-quarter.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System, and San Juan Gathering System in the Rocky Mountains increased $17 million quarter-to-quarter primarily due to higher average gathering fees.  Gathering volumes on our Rocky Mountain gathering systems decreased a combined 139 BBtus/d quarter-to-quarter.

Our Midland Basin Gathering System, which represents the natural gas gathering system we acquired in February 2022 as part of our acquisition of Navitas Midstream, generated gross operating margin of $15 million on gathering volumes of 1,323 BBtus/d.  Our Midland Basin natural gas processing activities are discussed under the NGL Pipelines & Services segment.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $4 million quarter-to-quarter primarily due to higher transportation volumes.  On a combined basis, transportation volumes increased 847 BBtus/d quarter-to-quarter primarily due to the Gillis Lateral pipeline, which was placed into service in December 2021.

Gross operating margin from our East Texas Gathering System increased $4 million quarter-to-quarter primarily due to a 256 BBtus/d increase in gathering volumes.

Gross operating margin from our natural gas marketing activities decreased $22 million quarter-to-quarter primarily due to lower average sales margins.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from our Natural Gas Pipelines & Services segment for the nine months ended September 30, 2022 decreased $233 million when compared to the nine months ended September 30, 2021.

Gross operating margin from our natural gas marketing activities decreased $332 million period-to-period primarily due to lower average sales margins.  The nine months ended September 30, 2021 reflect increased natural gas sales as a result of our efforts to meet the needs of electricity generators, natural gas utilities and industrial customers during the February 2021 winter storms.

Gross operating margin from our Delaware Basin Gathering System decreased $54 million period-to-period primarily due to lower condensate sales.  Natural gas gathering volumes on our Delaware Basin Gathering System increased 189 BBtus/d period-to-period.

Gross operating margin from our Texas Intrastate System increased $52 million period-to-period primarily due to higher average transportation fees, which accounted for a $19 million increase, a 463 BBtus/d increase in transportation volumes, which accounted for a $13 million increase, and higher ancillary and other revenues, which accounted for an additional $24 million increase.

On a combined basis, gross operating margin from our Jonah Gathering System, Piceance Basin Gathering System and San Juan Gathering System in the Rocky Mountains increased a net $42 million period-to-period primarily due to higher average gathering fees, which accounted for a $38 million increase, and higher condensate sales, which accounted for an additional $13 million increase, partially offset by a 195 BBtus/d combined decrease in gathering volumes, which accounted for a $9 million decrease.

Our Midland Basin Gathering System generated gross operating margin of $37 million on gathering volumes of 1,250 BBtus/d following the acquisition date.

Gross operating margin from our Acadian Gas System and Haynesville Gathering System increased a combined $17 million period-to-period primarily due to higher transportation volumes.  On a combined basis, transportation volumes increased 837 BBtus/d period-to-period primarily due to the Gillis Lateral pipeline, which was placed into service in December 2021.

Gross operating margin from our East Texas Gathering System increased $14 million period-to-period primarily due to a 305 BBtus/d increase in gathering volumes.

Petrochemical & Refined Products Services

The following table presents segment gross operating margin and selected volumetric data for the Petrochemical & Refined Products Services segment for the periods indicated (dollars in millions, volumes as noted):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Segment gross operating margin:
Propylene production and related activities	$110	$259	$474	$609
Butane isomerization and related operations	30	28	84	53
Octane enhancement and related plant operations	104	45	308	79
Refined products pipelines and related activities	67	59	194	230
Ethylene exports and related activities	28	18	88	39
Marine transportation and other services	14	2	30	9
Total	$353	$411	$1,178	$1,019

Selected volumetric data:
Propylene production volumes (MBPD)	101	96	105	98
Butane isomerization volumes (MBPD)	122	108	109	85
Standalone deisobutanizer (“DIB”) processing volumes (MBPD)	165	153	159	155
Octane enhancement and related plant sales volumes (MBPD) (1)	40	39	39	33
Pipeline transportation volumes, primarily refined products and petrochemicals (MBPD)	758	782	750	889
Marine terminal volumes, primarily refined products and petrochemicals (MBPD)	166	264	200	243

(1)	Reflects aggregate sales volumes for our octane enhancement and iBDH facilities located at our Chambers County complex and our HPIB facility located adjacent to the Houston Ship Channel.

Propylene production and related activities
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from propylene production and related activities for the third quarter of 2022 decreased $149 million when compared to the third quarter of 2021.  Gross operating margin from our Chambers County propylene production facilities decreased a combined net $141 million quarter-to-quarter primarily due to lower average propylene sales margins, which accounted for a $121 million decrease, lower average processing fees, which accounted for a $36 million decrease, and higher utility and other operating costs, which accounted for an additional $20 million decrease, partially offset by higher propylene sales volumes, which accounted for a $27 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 6 MBPD quarter-to-quarter (net to our interest).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from propylene production and related activities for the nine months ended September 30, 2022 decreased $135 million when compared to the nine months ended September 30, 2021.  Gross operating margin from our Chambers County propylene production facilities decreased a combined net $123 million period-to-period primarily due to lower average propylene sales margins, which accounted for an $84 million decrease, lower average processing fees, which accounted for a $75 million decrease, and higher utility, amortization expense from major maintenance activities accounted for under the deferral method and other operating costs, which accounted for an additional $70 million decrease, partially offset by higher propylene sales volumes, which accounted for an $85 million increase, and higher by-product sales and other revenues, which accounted for an additional $21 million increase.  Propylene and associated by-product production volumes at these facilities increased a combined 9 MBPD period-to-period (net to our interest) primarily due to planned major maintenance activities at our PDH 1 facility during the first quarter of 2021.

Butane isomerization and related operations
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from butane isomerization and related operations increased a net $2 million quarter-to-quarter primarily due to higher average isomerization fees, which accounted for a $6 million increase, and higher by-product sales volumes, which accounted for an additional $5 million increase, partially offset by higher utility and other operating costs, which accounted for a $9 million decrease.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from butane isomerization and related operations increased a net $31 million period-to-period primarily due to higher by-product sales volumes and average prices, which accounted for a $26 million increase, and higher isomerization volumes, which accounted for an additional $17 million increase, partially offset by higher utility and other operating costs, which accounted for a $15 million decrease.

Octane enhancement and related plant operations
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from our octane enhancement and related plant operations increased a net $59 million quarter-to-quarter primarily due to higher average sales margins, which accounted for a $69 million increase, partially offset by higher utility and other operating costs, which accounted for a $14 million decrease.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from our octane enhancement and related plant operations increased a net $229 million period-to-period primarily due to higher average sales margins, which accounted for a $136 million increase, and higher sales volumes, which accounted for an additional $129 million increase, partially offset by higher utility, amortization expense from major maintenance activities accounted for under the deferral method and other operating costs, which accounted for a $32 million decrease.  The period-to-period increase in sales volumes at these facilities is primarily due to planned major maintenance activities during the nine months ended September 30, 2021, which were completed in the last week of January 2021 for our HPIB plant and the beginning of May 2021 for our octane enhancement plant.

Refined products pipelines and related activities
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from refined products pipelines and related activities for the third quarter of 2022 increased $8 million when compared to the third quarter of 2021.

Gross operating margin from our refined products marketing activities increased $17 million quarter-to-quarter primarily due to higher average sales margins.

Gross operating margin from our TE Products Pipeline System decreased $6 million quarter-to-quarter primarily due to lower aggregate transportation volumes and related fees.  Overall, transportation volumes on our TE Products Pipeline System decreased a net 69 MBPD quarter-to-quarter.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from refined products pipelines and related activities for the nine months ended September 30, 2022 decreased $36 million when compared to the nine months ended September 30, 2021.

Gross operating margin from our refined products marketing activities decreased a net $27 million period-to-period primarily due to lower average sales margins, which accounted for a $38 million decrease, partially offset by higher non-cash mark-to-market earnings, which accounted for a $10 million increase.

Gross operating margin from our TE Products Pipeline System decreased $7 million period-to-period primarily due to lower average transportation and other fees.  Overall, transportation volumes on our TE Products Pipeline System decreased a net 199 MBPD period-to-period.

Ethylene exports and related activities
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from ethylene exports and related activities during the third quarter of 2022 increased $10 million when compared to the third quarter of 2021.

Gross operating margin from our ethylene export terminal increased $3 million quarter-to-quarter primarily due to higher average loading fees.

Gross operating margin from our other ethylene activities increased $7 million quarter-to-quarter primarily due to a 24 MBPD increase in transportation volumes, which accounted for a $3 million increase, and higher storage and other revenues, which accounted for an additional $2 million increase.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from ethylene exports and related activities during the nine months ended September 30, 2022 increased $49 million when compared to the nine months ended September 30, 2021.

Gross operating margin from our ethylene export terminal increased $26 million period-to-period primarily due to an 11 MBPD (net to our interest) increase in export volumes.

Gross operating margin from our other ethylene activities increased $23 million period-to-period primarily due to a 32 MBPD increase in transportation volumes, which accounted for a $13 million increase, and higher storage and other revenues, which accounted for an additional $11 million increase.

Marine transportation and other services
Third Quarter of 2022 Compared to Third Quarter of 2021.  Gross operating margin from marine transportation and other services increased $12 million quarter-to-quarter primarily due to higher average fees and fleet utilization rates.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.  Gross operating margin from marine transportation and other services increased $21 million period-to-period primarily due to higher average fees and fleet utilization rates.

Liquidity and Capital Resources

Based on current market conditions (as of the filing date of this quarterly report), we believe that the Partnership and its consolidated businesses will have sufficient liquidity, cash flow from operations and access to capital markets to fund their capital investments and working capital needs for the reasonably foreseeable future.  At September 30, 2022, we had $3.3 billion of consolidated liquidity.  This amount was comprised of $3.1 billion of available borrowing capacity under EPO’s revolving credit facilities, which is the net of $4.5 billion of total borrowing capacity under EPO’s revolving credit facilities and $1.4 billion outstanding under EPO’s commercial paper program, and $167 million of unrestricted cash on hand.

We may issue debt and equity securities to assist us in meeting our future funding and liquidity requirements, including those related to capital investments.  We have a universal shelf registration statement on file with the SEC which allows the Partnership and EPO to issue an unlimited amount of equity and debt securities, respectively.

Enterprise Declares Cash Distribution for Third Quarter of 2022

On October 4, 2022, we announced that the Board declared a quarterly cash distribution of $0.475 per common unit, or $1.90 per unit on an annualized basis, to be paid to the Partnership’s common unitholders with respect to the third quarter of 2022.  The quarterly distribution is payable on November 14, 2022 to unitholders of record as of the close of business on October 31, 2022.  The total amount to be paid is $1.04 billion, which includes $9 million for distribution equivalent rights on phantom unit awards.

The payment of quarterly cash distributions is subject to management’s evaluation of our financial condition, results of operations and cash flows in connection with such payments and Board approval.  Management will evaluate any future increases in cash distributions on a quarterly basis.

Consolidated Debt

At September 30, 2022, the average maturity of EPO’s consolidated debt obligations was approximately 19.7 years.  The following table presents the scheduled maturities of principal amounts of EPO’s consolidated debt obligations at September 30, 2022 for the years indicated (dollars in millions):

		Scheduled Maturities of Debt
	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
Commercial Paper Notes	$1,405	$1,405	$–	$–	$–	$–	$–
Senior Notes	25,775	–	1,250	850	1,150	875	21,650
Junior Subordinated Notes	2,296	–	–	–	–	–	2,296
Total	$29,476	$1,405	$1,250	$850	$1,150	$875	$23,946

In February 2022, EPO repaid all of the $750 million and $650 million in principal amount of its Senior Notes VV and CC, respectively, using remaining cash on hand attributable to its September 2021 senior notes offering and proceeds from issuances under its commercial paper program.

In August 2022, EPO redeemed $350 million of the $700 million outstanding principal amount of its Junior Subordinated Notes D at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.  The redemption was funded using cash on hand and proceeds from issuances under EPO’s commercial paper program.

In September 2022, EPO entered into a new $1.5 Billion 364-Day Revolving Credit Agreement (the “September 2022 $1.5 Billion 364-Day Revolving Credit Agreement”) that replaced its September 2021 364-Day Revolving Credit Agreement.  The September 2022 $1.5 Billion 364-Day Revolving Credit Agreement matures in September 2023.  EPO’s borrowing capacity was unchanged from the prior 364-day revolving credit agreement.  As of September 30, 2022, there are no principal amounts outstanding under this new revolving credit agreement.

For additional information regarding our consolidated debt obligations, see Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

Credit Ratings

As of November 8, 2022, the investment-grade credit ratings of EPO’s long-term senior unsecured debt securities were BBB+ from Standard and Poor’s, Baa1 from Moody’s and BBB+ from Fitch Ratings.  In addition, the credit ratings of EPO’s short-term senior unsecured debt securities were A-2 from Standard and Poor’s, P-2 from Moody’s and F-2 from Fitch Ratings.  EPO’s credit ratings reflect only the view of a rating agency and should not be interpreted as a recommendation to buy, sell or hold any of our securities.  A credit rating can be revised upward or downward or withdrawn at any time by a rating agency, if it determines that circumstances warrant such a change. A credit rating from one rating agency should be evaluated independently of credit ratings from other rating agencies.

Common Unit Repurchases Under 2019 Buyback Program

In January 2019, we announced that the Board had approved a $2.0 billion multi-year unit buyback program (the “2019 Buyback Program”), which provides the Partnership with an additional method to return capital to investors.  The Partnership repurchased 2,925,842 and 4,333,963 common units through open market purchases during the three and nine months ended September 30, 2022, respectively.  The total cost of these repurchases, including commissions and fees, was $72 million and $107 million, respectively.  As of September 30, 2022, the remaining available capacity under the 2019 Buyback Program was $1.4 billion.

Cash Flow Statement Highlights

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the periods indicated (dollars in millions).

	For the Nine Months Ended September 30,
	2022	2021
Net cash flows provided by operating activities	$5,314	$6,387
Cash used in investing activities	4,309	1,721
Cash used in financing activities	3,715	3,466

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

The following information highlights significant period-to-period fluctuations in our consolidated cash flow amounts:

Operating activities
Net cash flows provided by operating activities for the nine months ended September 30, 2022 decreased a net $1.1 billion when compared to the nine months ended September 30, 2021 primarily due to:

•
a $1.7 billion period-to-period decrease attributable to the use of working capital employed in our marketing activities primarily related to storage optimization strategies, the effect of higher commodity prices in accounts receivables, accounts payables and inventories, and the timing of cash receipts and payments related to operations; partially offset by

•
a $733 million period-to-period increase resulting from higher partnership earnings (determined by adjusting our $472 million period-to-period increase in net income for changes in the non-cash items identified on our Unaudited Condensed Statements of Consolidated Cash Flows).

For information regarding significant period-to-period changes in our consolidated net income and underlying segment results, see “Income Statement Highlights” and “Business Segment Highlights” within this Part I, Item 2.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2022 increased a net $2.6 billion when compared to the nine months ended September 30, 2021 primarily due to:

•	a net $3.2 billion cash outflow in February 2022 in connection with the acquisition of Navitas Midstream; partially offset by

•	a $603 million period-to-period decrease in investments for property, plant and equipment (see “Capital Investments” within this Part I, Item 2 for additional information).

Financing activities
Cash used in financing activities during the nine months ended September 30, 2022 increased $249 million when compared to the nine months ended September 30, 2021 primarily due to:

•	a $113 million period-to-period increase in cash distributions paid to common unitholders primarily attributable to increases in the quarterly cash distribution rate per unit; and

•	a net $75 million cash inflow during the nine months ended September 30, 2021 in connection with the termination of forward-starting interest rate swaps.

•
The impact from debt activities was essentially flat period-to-period.  During the nine months ended September 30, 2022, we repaid $1.75 billion aggregate principal amount of senior and junior subordinated notes, partially offset by net issuances of $1.4 billion under EPO’s commercial paper program.  During the nine months ended September 30, 2021 we repaid $1.33 billion aggregate principal amount of senior notes, partially offset by the issuance of $1.0 billion principal amount of senior notes.

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

The following table summarizes our calculation of DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Net income attributable to common unitholders (GAAP) (1)	$1,360		$1,153		$4,067		$3,606
Adjustments to net income attributable to common unitholders to derive DCF (addition or subtraction indicated by sign):
Depreciation, amortization and accretion expenses	558		535		1,675		1,594
Cash distributions received from unconsolidated affiliates (2)	132		148		411		447
Equity in income of unconsolidated affiliates	(111)		(137)		(335)		(447)
Asset impairment charges	29		29		48		113
Change in fair market value of derivative instruments	(48)		(47)		46		(86)
Deferred income tax expense	8		9		24		33
Sustaining capital expenditures (3)	(77)		(70)		(234)		(331)
Other, net (4)	11		(15)		1		(113)
Operational DCF (5)	$1,862		$1,605		$5,703		$4,816
Proceeds from asset sales	6		8		20		58
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒		‒		‒		75
DCF (non-GAAP)	$1,868		$1,613		$5,723		$4,949

Cash distributions paid to common unitholders with respect to period, including distribution equivalent rights on phantom unit awards	$1,042		$990		$3,109		$2,972

Cash distribution per common unit declared by Enterprise GP with respect to period (6)	$0.4750		$0.4500		$1.4150		$1.3500

Total DCF retained by the Partnership with respect to period (7)	$826		$623		$2,614		$1,977

Distribution coverage ratio (8)	1.8	x	1.6	x	1.8	x	1.7	x

(1)	For a discussion of the primary drivers of changes in our comparative income statement amounts, see “Income Statement Highlights” within this Part I, Item 2.
(2)	Reflects aggregate distributions received from unconsolidated affiliates attributable to both earnings and the return of capital.
(3)	Sustaining capital expenditures include cash payments and accruals applicable to the period.
(4)	The nine months ended September 30, 2021 includes $100 million of trade accounts receivable that we do not expect to collect in the normal billing cycle.
(5)	Represents DCF before proceeds from asset sales and the monetization of interest rate derivative instruments accounted for as cash flow hedges.
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

The following table presents a reconciliation of net cash flows provided by operating activities to DCF for the periods indicated (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash flows provided by operating activities (GAAP)	$1,050	$2,370	$5,314	$6,387
Adjustments to reconcile net cash flows provided by operating activities to DCF (addition or subtraction indicated by sign):
Net effect of changes in operating accounts	900	(648)	682	(1,047)
Sustaining capital expenditures	(77)	(70)	(234)	(331)
Distributions received from unconsolidated affiliates attributable to the return of capital	27	4	82	41
Proceeds from asset sales	6	8	20	58
Net income attributable to noncontrolling interests	(31)	(28)	(93)	(82)
Monetization of interest rate derivative instruments accounted for as cash flow hedges	‒	‒	‒	75
Other, net	(7)	(23)	(48)	(152)
DCF (non-GAAP)	$1,868	$1,613	$5,723	$4,949

Capital Investments

We have approximately $5.5 billion of growth capital projects scheduled to be completed by the end of 2025 including the following projects (including their respective scheduled completion dates):

•	natural gas gathering expansion projects in the Delaware and Midland Basins (2022 and 2023);

•	our PDH 2 facility (second quarter of 2023);

•	a 400 MMcf/d expansion of our Acadian Gas System (second quarter of 2023);

•	our Plant 6 natural gas processing plant in the Midland Basin (second quarter of 2023);

•	a twelfth NGL fractionator (“Frac XII”) in Chambers County, Texas (third quarter of 2023);

•	our Mentone II natural gas processing plant in the Delaware Basin (fourth quarter of 2023);

•
our Texas Western Products System, created by repurposing a portion of our Mid-America Pipeline System’s Rocky Mountain segment and adding westbound service to our Chaparral Pipeline business to transport refined products from the U.S. Gulf Coast to markets in West Texas, New Mexico, Colorado and Utah (fourth quarter of 2023);

•	our Mentone III natural gas processing plant in the Delaware Basin (first quarter of 2024);

•	our Plant 7 natural gas processing plant in the Midland Basin (first quarter of 2024);

•	the expansion of our Shin Oak NGL Pipeline (first half of 2025);

•	an Ethane Terminal located along the coast between Corpus Christi, Texas and New Orleans, Louisiana (2025); and

•	an expansion of our Morgan’s Point terminal to increase ethylene export capacity (2023 and 2025).

In February 2022, we acquired Navitas Midstream from an affiliate of Warburg Pincus LLC for $3.2 billion in net cash consideration, which was funded using proceeds from the issuance of short-term notes under EPO’s commercial paper program and cash on hand.  Shortly after closing on this transaction, we completed construction of the Leiker Plant and placed it into service in March 2022.

Based on information currently available, we expect our total capital investments for 2022, excluding business combinations and net of contributions from noncontrolling interests, to approximate $2.0 billion, which reflects growth capital investments of $1.6 billion and sustaining capital expenditures of $350 million.  These amounts do not include capital investments associated with our proposed deep-water offshore crude oil terminal (the Sea Port Oil Terminal, or SPOT), which remains subject to governmental approvals.  We currently anticipate receiving approval for SPOT during the fourth quarter of 2022; however, we can give no assurance as to whether the project will ultimately be approved or the timing of such decision.

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

The following table summarizes our capital investments for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30,
	2022	2021
Capital investments for property, plant and equipment: (1)
Growth capital projects (2)	$960	$1,474
Sustaining capital projects (3)	243	332
Total	$1,203	$1,806

Cash used for business combinations, net (4)	$3,204	$–

Investments in unconsolidated affiliates	$1	$1

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

(4)	Amount for the nine months ended September 30, 2022 represents net cash used for the acquisition of Navitas Midstream, which closed on February 17, 2022.

Comparison of Nine Months Ended September 30, 2022 with Nine Months Ended September 30, 2021

In total, investments in growth capital projects decreased a net $514 million period-to-period primarily due to the following:

•
lower investments at our Chambers County complex (e.g., completion of our natural gasoline hydrotreater in October 2021 and a period-to-period decrease in spending on our PDH 2 facility), which accounted for a $214 million decrease;

•	completion of our Gillis Lateral natural gas pipeline in December 2021, which accounted for a $163 million decrease;

•	completion of pipeline projects connecting our Chambers County complex with Gulf Coast assets, which accounted for a $105 million decrease;

•	lower investments in projects attributable to our ethylene business (e.g., completion of our Baymark ethylene pipeline in November 2021), which accounted for an $87 million decrease; and

•
completion of projects associated with crude oil pipelines (e.g., expansion projects involving the Midland-to-ECHO System and related crude oil infrastructure supporting Permian Basin producers), which accounted for an additional $48 million decrease; partially offset by

•	higher investments in natural gas processing and gathering projects in the Permian Basin (e.g., Plant 6 and Mentone II), which accounted for a $133 million increase.

Investments attributable to sustaining capital projects decreased $89 million period-to-period primarily due to lower major maintenance activities performed at certain of our reaction-based plants (e.g., PDH 1, octane enhancement and HPIB facilities).

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

Other Matters

Parent-Subsidiary Guarantor Relationship

The Partnership (the “Parent Guarantor”) has guaranteed the payment of principal and interest on the consolidated debt obligations of EPO (the “Subsidiary Issuer”), with the exception of the remaining debt obligations of TEPPCO Partners, L.P. (collectively, the “Guaranteed Debt”).  If EPO were to default on any of its Guaranteed Debt, the Partnership would be responsible for full and unconditional repayment of such obligations. At September 30, 2022, the total amount of Guaranteed Debt was $29.7 billion, which was comprised of $25.8 billion of EPO’s senior notes, $2.3 billion of EPO’s junior subordinated notes, $1.4 billion of short-term commercial paper notes and $219 million of related accrued interest.

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

In accordance with Rule 13.01 of Regulation S-X, the summarized financial information of the Obligor Group excludes the Obligor Group’s equity in income and investments in the consolidated subsidiaries of EPO that are not party to the guarantee obligations (the “Non-Obligor Subsidiaries”).  The total carrying value of the Obligor Group’s investments in the Non-Obligor Subsidiaries was $47.3 billion at September 30, 2022. The Obligor Group’s equity in the earnings of the Non-Obligor Subsidiaries for the nine months ended September 30, 2022 was $4.4 billion.  Although the net assets and earnings of the Non-Obligor Subsidiaries are not directly available to the holders of the Guaranteed Debt to satisfy the repayment of such obligations, there are no significant restrictions on the ability of the Non-Obligor Subsidiaries to pay distributions or make loans to EPO or the Partnership.  EPO exercises control over the Non-Obligor Subsidiaries.  We continue to believe that the unaudited condensed consolidated financial statements of the Partnership presented under Part I, Item 1 of this quarterly report provide a more appropriate view of our credit standing.  Our investment grade credit ratings are based on the Partnership’s consolidated financial statements and not the Obligor Group’s financial information presented below.

The following table presents summarized balance sheet information for the combined Obligor Group at the dates indicated (dollars in millions):

Selected asset information:	September 30, 2022	December 31, 2021
Current receivables from Non-Obligor Subsidiaries	$1,515	$358
Other current assets	6,023	7,994
Long-term receivables from Non-Obligor Subsidiaries	187	187
Other noncurrent assets, excluding investments in Non-Obligor Subsidiaries of $47.3 billion at September 30, 2022 and $45.9 billion at December 31, 2021	9,187	8,791

Selected liability information:
Current portion of Guaranteed Debt, including interest of $219 million at September 30, 2022 and $453 million at December 31, 2021	$2,873	$1,853
Current payables to Non-Obligor Subsidiaries	2,385	1,829
Other current liabilities	4,694	4,743
Noncurrent portion of Guaranteed Debt, principal only	26,807	28,407
Noncurrent payables to Non-Obligor Subsidiaries	38	27
Other noncurrent liabilities	97	48

Mezzanine equity of Obligor Group:
Preferred units	$49	$49

The following table presents summarized income statement information for the combined Obligor Group for the periods indicated (dollars in millions):

	For the Nine Months Ended September 30, 2022	For the Twelve Months Ended December 31, 2021
Revenues from Non-Obligor Subsidiaries	$10,800	$13,114
Revenues from other sources	21,751	16,676
Operating income of Obligor Group	604	1,490
Net income (loss) of Obligor Group excluding equity in earnings of Non-Obligor Subsidiaries of $4.4 billion for the nine months ended September 30, 2022 and $4.5 billion for the twelve months ended December 31, 2021	(374)	145

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

At September 30, 2022, our predominant commodity hedging strategies consisted of (i) hedging anticipated future purchases and sales of commodity products associated with transportation, storage and blending activities, (ii) hedging the fair value of commodity products held in inventory and (iii) hedging natural gas processing margins.  For a summary of our portfolio of commodity derivative instruments outstanding, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

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

Natural gas marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	September 30, 2022	October 14, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$9	$10	$12
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	9	8	10
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	9	12	14

NGL and refined products marketing, natural gas processing and octane enhancement portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	September 30, 2022	October 14, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$84	$86	$105
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	77	19	32
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	91	154	178

Crude oil marketing portfolio
		Portfolio Fair Value at
Scenario	Resulting Classification	December 31, 2021	September 30, 2022	October 14, 2022
Fair value assuming no change in underlying commodity prices	Asset (Liability)	$(55)	$67	$45
Fair value assuming 10% increase in underlying commodity prices	Asset (Liability)	(120)	30	1
Fair value assuming 10% decrease in underlying commodity prices	Asset (Liability)	11	105	89

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On occasion, we are assessed monetary penalties by governmental authorities related to administrative or judicial proceedings involving environmental matters.  The following information summarizes matters where the eventual resolution of each of these matters may result in monetary sanctions in excess of $0.3 million.  We do not expect that any expenditures related to the following matters will be material to our consolidated financial statements.

•
In June 2019, we received a Notice of Violation from the U.S. Environmental Protection Agency (“EPA”) in connection with regulatory requirements applicable to facilities that we operate in Baton Rouge, Louisiana.

•
In July 2021, we received a civil penalty demand from the U.S. Department of Justice and the State of Colorado regarding alleged violations of hydrocarbon leak detection and repair regulations applicable to our Meeker gas processing plant in Colorado.

•
In August 2022, we received a Notice of Violation from the U.S. EPA alleging that gasoline at two of our refined products terminals in Texas had exceeded certain Clean Air Act-related standards during two past regulatory control periods.

•
In August 2022, we received two Notices of Enforcement from the Texas Commission on Environmental Quality for alleged exceedances of air permit emission limits at our PDH 1 and iBDH facilities in Texas.

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

The Partnership made quarterly PIK distributions of 16,823, 17,128 and 17,438 preferred units to OTA Holdings, Inc., an indirect, wholly owned subsidiary of the Partnership (“OTA”) in the first, second and third quarters of 2022, respectively.  The preferred units held by OTA are accounted for as treasury units in consolidation.  For additional information regarding the preferred units, see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements included under Part I, Item 1 of this quarterly report.

The issuances of preferred units as PIK distributions during the three and nine months ended September 30, 2022 were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Other than as described above, there were no sales of unregistered equity securities during the third quarter of 2022.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the third quarter of 2022:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number Of Units Purchased as Part of 2019 Buyback Program	Remaining Dollar Amount of Units That May Be Purchased Under the 2019 Buyback Program ($ thousands)
2019 Buyback Program: (1)
July 2022	–	$–	–	$1,483,983
August 2022	484,179	$25.78	484,179	$1,471,499
September 2022	2,441,663	$24.43	2,441,663	$1,411,858
Vesting of phantom unit awards:
July 2022	–	$–	n/a	n/a
August 2022 (2)	66,810	$26.58	n/a	n/a
September 2022	–	$–	n/a	n/a

(1)
In January 2019, we announced the 2019 Buyback Program, which authorized the repurchase of up to $2 billion of EPD’s common units.  Units repurchased under this program are cancelled immediately upon acquisition.

(2)
Of the 249,032 phantom unit awards that vested in August 2022 and converted to common units, 66,810 units were sold back to us by employees to cover related withholding tax requirements. These repurchases are not part of any announced program.  We cancelled these units immediately upon acquisition.

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

3.9
Sixth Amended and Restated Limited Liability Company Agreement of Enterprise Products Holdings LLC dated effective as of August 9, 2022 (incorporated by reference to Exhibit 3.9 to Form 10-Q filed August 9, 2022).

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

10.1
364-Day Revolving Credit Agreement, dated as of September 6, 2022, by and among Enterprise Products Operating LLC, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent, and certain financial institutions named therein, as Co-Syndication Agents and Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 6, 2022).

10.2
Guaranty Agreement, dated as of September 6, 2022, by Enterprise Products Partners L.P. in favor of Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 6, 2022).

22.1#	List of Issuers of Debt Securities Guaranteed by Enterprise Products Partners L.P. and Associated Securities at September 30, 2022.
31.1#	Sarbanes-Oxley Section 302 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2022.
31.2#	Sarbanes-Oxley Section 302 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2022.
32.1#	Sarbanes-Oxley Section 906 certification of A. James Teague for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2022.
32.2#	Sarbanes-Oxley Section 906 certification of W. Randall Fowler for Enterprise Products Partners L.P.’s quarterly report on Form 10-Q for the nine months ended September 30, 2022.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2022.

ENTERPRISE PRODUCTS PARTNERS L.P. (A Delaware Limited Partnership)
By:	Enterprise Products Holdings LLC, as General Partner

By:	/s/ R. Daniel Boss
Name:	R. Daniel Boss
Title:	Executive Vice President – Accounting, Risk Control and Information Technology of the General Partner